Form 10KSB
period 1997-06-30
NAVA LEISURE USA INC
filed 1997-10-07
CIK 1035354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB

(Mark One)
     [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended June 30, 1997.

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ________to__________

Commission File Number:        022307

NAVA LEISURE USA, INC.
(Exact name of registrant as specified in charter)

IDAHO                                          84-1368850
------------------------------                -------------------------
State or other jurisdiction of                (I.R.S. Employer I.D. No.)
incorporation or organization

253 Ontario #1, P.O. Box 3303, Park City, Utah            84060
----------------------------------------------         -----------
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number, including area code:  (801) 649-5060

     Securities registered pursuant to section 12(b) of the Act:

Title of each class       Name of each exchange on which registered
-------------------      ------------------------------------------
     None                                   N/A

Securities registered pursuant to section 12(g) of the Act:

Title of each class       Name of each exchange on which registered
-------------------       -----------------------------------------

Common stock,                                   None
 par value $0.0005

     Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [ ] No [X ] (2) Yes [X] No [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.     [  ]

     State issuer's revenues for its most recent fiscal year:   $-0-

     State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date
within the past 60 days:       The Company  does not have an active trading
market and it is, therefore, difficult, if not impossible, to determine the market value of the stock. To the knowledge of the Company, no bid or asked quotation is available at this time, nor at any time in the last sixty days. The Company has 3,000,025 shares of its common stock outstanding, of which 599,258 shares are held by nonaffiliates.

DOCUMENTS INCORPORATED BY REFERENCE

      List hereunder the following documents if incorporated by reference and the part of the Form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to
rule 424(b) or (c) under the Securities Act of 1933:   NONE
PAGE

PART I,

ITEM 1:     DESCRIPTION OF BUSINESS

     HISTORY AND ORGANIZATION

     NAVA LEISURE USA, INC. (the "Company") was organized on April 1, 1964 under the laws of the State of Idaho as Felton Products, Inc., having the stated purpose of engaging in various investment activities, without limitation of its general corporate powers to engage in any lawful activities. The Company engaged in limited investment and business development operations and, from the time of its inception, the Company has underwent several name changes and business changes.

      On September 1, 1987, the Company changed its name to Ink & Imagers, Inc. There is no record of any business operations during the period the Company was known as Ink & Imagers, Inc. On November 16, 1988, the Company's name was changed to its present form, NAVA LEISURE USA, Inc. in anticipation of the acquisition of an operating business incorporated in Delaware with a similar name, NAVA LEISURE USA, INC., a Delaware corporation (hereinafter, "NAVA (Delaware)"). The acquisition and related stock exchange agreement was never completed, and all rights and interest in the Company and the NAVA (Delaware) subsidiary were confirmed to the Company by an Order Pursuant to Stipulation of the District Court for Idaho, Sixth Judicial District, on December 11, 1995.

     The Company never engaged in an active trade or business throughout the period from 1988 to 1995. The only activity involved the lawsuit to rescind the NAVA (Delaware) business acquisition agreement, which was never completed in the first instance. The acquisition agreement was "rescinded and voided" by court order dated December 11, 1995. Furthermore, any exchanges of stock related thereto were canceled and made null and void by the same court order, and all certificates related thereto were returned to the Company. Accordingly, NAVA (Delaware) again became a wholly-owned subsidiary of the Company. On December 16, 1995, a special meeting of the board of directors was held for the purpose of canceling all shares of common and preferred stock issued by the Company pursuant to the rescinded NAVA (Delaware) transaction. The court order, stipulation, and the board action terminated all further issues in dispute regarding the litigation over the NAVA (Delaware) transaction.

     The present promoters of the Company obtained control between 1987 and 1988 by acquiring then-controlling shareholders' interests in the then-defunct and inactive Felton Products, Inc., for purposes of the business acquisition which failed in 1988. The promoters are the President of the Company, J. Rockwell Smith, and three major shareholders, namely Edward F. Cowle, H.D. Williams and David Williams.

     Other than the rescinded acquisition transaction and related litigation regarding NAVA (Delaware), the Company has remained inactive since before 1988, until just recently. On November 1, 1996, the directors determined that the Company should become active in seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. The Company then began to consider and investigate potential business opportunities.

     The Company is considered a development stage company and, due to its status as a "shell" corporation, its principal business purpose is to locate and consummate a merger or acquisition with a private entity. Because of the Company's current status having no assets and no recent operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's present shareholders will experience substantial dilution and there will be a probable change in control of the Company.

     The selection of a business opportunity in which to participate is complex and risky. Additionally, as the Company has only limited resources, it may be difficult to find favorable opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders. The Company will select any potential business opportunity based on management's business judgment.

     The Company voluntarily filed a registration statement on Form 10-SB in order to make information concerning itself more readily available to the public. Management believes that being a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), could provide a prospective merger or acquisition candidate with additional information concerning the Company. In addition, management believes that this might make the Company more attractive to an operating business opportunity as a potential business combination candidate. As a result of filing its registration statement, the Company is obligated to file with the Commission certain interim and periodic reports including an annual report containing audited financial statements. The Company intends to continue to voluntarily file these periodic reports under the Exchange Act even if its obligation to file such reports is suspended under applicable provisions of the Exchange Act. Any person reviewing this information is advised to refer to the Company's Form 10-SB for additional information.

     Any target acquisition or merger candidate of the Company will become subject to the same reporting requirements as the Company upon consummation of any such business combination. Thus, in the event that the Company successfully completes an acquisition or merger with another operating business, the resulting combined business must provide audited financial statements for at least the two most recent fiscal years or, in the event that the combined operating business has been in business less than two years, audited financial statements will be required from the period of inception of the target acquisition or merger candidate.

     The Company has no recent operating history and no representation is made, nor is any intended, that the Company will be able to carry on future business activities successfully. Further, there can be no assurance that the Company will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to the Company.

      Management plans to investigate, research and, if justified, potentially acquire or merge with one or more businesses or business opportunities. The Company currently has no commitment or arrangement, written or oral, to participate in any business opportunity and management cannot predict the nature of any potential business opportunity it may ultimately consider.

     Management will have broad discretion in its search for and negotiations with any potential business or business opportunity.

ITEM 2. DESCRIPTION OF PROPERTIES

     The Company's administrative offices are located at 253 Ontario No. 1, P.O. Box 3303, Park City, Utah, 84060, which are the offices of its president,
J. Rockwell Smith. Mr. Smith allows the Company to utilize these facilities without charge. The Company does not own or control any material property.

     The Company obtained one-hundred percent (100%) ownership and control of a Delaware subsidiary also named NAVA LEISURE USA, INC., by stipulation and judgment effective December 11, 1995 (i.e., NAVA (Delaware), as noted Supra, at Part I, Item 1). Since NAVA (Delaware) is also an inactive corporation which has never engaged in an active trade or business of any kind, the asset (100% stock of NAVA (Delaware)) is valued at zero (-0-) in the auditor's report, and is not a material asset to the Company. Similarly, a monetary judgment associated with that proceeding in favor of the Company is considered uncollectible and subject to a 100% valuation allowance in the auditor's report, and is not a material asset to the Company.

ITEM  3. LEGAL PROCEEDINGS

     No legal proceedings are pending at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fiscal year ended June 30, 1997, nor since that time until the date of this Form 10-KSB filing.

PART II
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company is not aware of any quotations for its common stock, now or at any time within the past nine years. The Company has made an application to the NASD for the Company's shares to be quoted on the OTC Bulletin Board. The Company's application to the NASD consists of current corporate information, financial statements and other documents as required by Rule 15c2-1-1 of the Securities Exchange Act of 1934, as amended. Inclusion on the OTC Bulletin Board, once obtained, permits price quotations for the Company's shares to be published by such service. The Company is not aware of any established trading market for its common stock nor is there any record of any reported trades in the public market in recent years. The Company's common stock has not traded in a public market since 1988. Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At June 30, 1997, the Company had 387 shareholders.
PAGE

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The Company is considered a development stage company with no assets or capital and with no operations or income since approximately 1988. The costs and expenses associated with the preparation and filing of this registration statement and other operations of the Company have been paid for by shareholders of the Company, specifically H. D. Williams. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and necessary funds will most likely be provided by the Company's existing shareholders or its officers and directors in the immediate future. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

     In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company as it relates to its business and operations following a successful acquisition or merger.

     During the next twelve months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. Because the Company lacks funds, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will forego any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

     The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of the Company are set forth immediately following the signature page to this form 10-KSB.
PAGE

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

PART III
ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth as of June 30, 1997, the name, age, and position of each executive officer and director of the Company.

     Name              Age                 Position
      ----              ---                 --------
J. Rockwell Smith       59           President and Director
Blake Morgan            44           Vice President and Director
James Kerr              43           Secretary-Treasurer and Director

     All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors.

     Set forth below is certain biographical information regarding the Company's executive officers and directors.

     J. Rockwell Smith has been President and a director of the Company since 1987. From 1977 to 1989, Mr. Smith owned and operated his own construction company in Park City, Utah, named Rocky Smith Construction, which supervised construction projects in this resort community. From 1990 to the present, Mr. Smith has been employed as a driver by the Park City Transportation Company. Mr. Smith studied engineering at Seattle University and the University of Washington.

     Blake Morgan has been Vice President and a director of the Company since 1987. From 1993 through October of 1996, Mr. Morgan worked as an independent agent and sales representative for both Gump & Ayers Real Estate of Park City, Utah, and Regional Telephone Directory of Salt Lake City, Utah. Since October of 1996, Mr. Morgan has been employed as a sales representative for Diamond Glass Company of Salt Lake City, Utah, one of Utah's largest auto and home glass distributors. Mr. Morgan attended the University of Utah from 1971 through 1973.

     James Kerr has been Secretary-Treasurer and a director of the Company since 1995. Since 1994, Mr. Kerr has worked as an independent production manager and/or lighting technician for a number of companies situated in and around Salt Lake City, Utah, including Great Day Ltd., Video West, Bonneville Communications, Scopes, Garcia & Carlisle, Rutherford Productions, Stillson & Stillson, and Advantage Video. In 1993, Mr. Kerr was employed in equipment repair and maintenance for Redman Movies & Stories of Salt Lake City, Utah, and as a ski test programmer for Great Day Ltd. of Utah. Previously, he has operated his own business as a self-employed independent auto mechanic.

     To the knowledge of management, during the past five years, no present or former director or executive officer of the Company: (1)filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; or (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws; (4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The Company's Common Stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and in connection therewith, directors, officers, and beneficial owners of more than 10% of the Company's Common Stock are required to file on a timely basis certain reports under Section 16 of the Exchange Act as to their beneficial ownership of the Company's Common Stock. The following table sets forth, as of the date of this report, the name and relationship of each person who failed to file on a timely basis any reports required pursuant to Section 16 of the Exchange Act:
PAGE

Name               Position                          Report to be filed*
----               --------                          ------------------
J. Rockwell Smith  President and Director            Form 3
Blake Morgan       Vice President and Director       Form 3
James Kerr         Secretary-Treasurer and Director  Form 3
Edward F. Cowle    10% or greater beneficial owner   Form 3
David Williams     10% or greater beneficial owner   Form 3
H.D. Williams      10% or greater beneficial owner   Form 3

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY

     The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company has not paid any salaries or other compensation to its officers, directors or employees for the years ended June 30, 1995 and 1996, nor at any time during 1997. Further, the Company has not entered into an employment agreement with any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that the Company's directors will forego any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. As of the date hereof, no person has accrued any compensation from the Company.

COMPENSATION TABLE: None; no form of compensation was paid to any officer or director at any time during the last three fiscal years.

CASH COMPENSATION

     There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended June 30 1997, 1996, or 1995.

BONUSES AND DEFERRED COMPENSATION: None.

COMPENSATION PURSUANT TO PLANS:  None.

PENSION TABLE:  None.

OTHER COMPENSATION:  None.

COMPENSATION OF DIRECTORS:  None.

TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENT: There are no compensatory plans or arrangements of any kind, including payments to be received from the Company, with respect to any person which would in any way result in payments to any such person because of his or her resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company. PAGE

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:
     The following table sets forth information, to the best knowledge of the Company as of September 23, 1997, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director of the Company and all directors and officers of the Company as a group.

Name and Address of         Amount and Nature of            Percent
Beneficial Owner            Beneficial Ownership            of Class
-------------------         --------------------            --------
Edward F. Cowle                   682,680                    22.8%
201 East 87th Street,
Suite 6C
New York, NY  10128

David Williams                    418,608                    14.0%
62 West 400 South
Salt Lake City, Utah 84101

H. D. Williams                    372,096                    12.4%
62 West 400 South
Salt Lake City, Utah 84101

Mark William McWhirter            198,452                     6.6%
3629 Steven White Drive
San Pedro, CA  90731

Dr. M.R. Moeen-Ziai               198,450                     6.6%
5024 Abuela Drive
San Diego, CA  92124

Jim Ruzicka                       174,404                     5.8%
P.O. Box 3813
Park City, UT  84060

Sarasanan Blaendra                173,795                     5.8%
439 West 233rd Street
Carson, CA  90745

Assieh Sedaghati                  173,646                     5.8%
5011 Abuela Drive
San Diego, CA  92124

Management:

J. Rockwell Smith, President        8,636                     0.3%
P.O. Box 3303
Park City, UT  84060

All Directors and Executive         8,636                     0.3%
  Officers as a Group
(3 persons in group)
--------------------------------
Note: The Company has been advised that each of the persons listed above has sole voting, investment, and dispositive power over the shares indicated above. Percent of Class (third column above) is based on 3,000,025 shares of common stock outstanding on June 30, 1997.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

TRANSACTIONS WITH MANAGEMENT AND OTHERS.

      To the best of Management's knowledge, during the fiscal year ended June 30, 1997, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest. H.D. Williams has advanced funds to pay for attorney's fees and accounting fees for the preparation of the Form 10-SB and Form 10-KSB, and will continue to advance such funds as needed for future reporting and compliance, for which he will be reimbursed by the Company when, or if, funds become available to the Company. These shareholder advances totaled $7,403 in the fiscal year ended June 30, 1997, and $11,988 since inception.

CERTAIN BUSINESS RELATIONSHIPS:

     During the fiscal year ended June 30, 1997, there were no material transactions between the Company and its management.

INDEBTEDNESS OF MANAGEMENT:

     To the best of Management's knowledge, during the fiscal year ended June 30, 1997, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

TRANSACTIONS WITH PROMOTERS:

     The Company was organized more than thirty-three years ago; hence transactions between the Company and its promoters or founders are long since expired by their terms or by operation of law, and therefore are not deemed to be material. Furthermore, to the best knowledge of management, no such transactions exist.
PAGE

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K:

     (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                                             Page

Report of Jones, Jensen & Company, Certified Public
Accountants......................................................   14
Balance Sheet as of June 30, 1997      ..........................   15
Statements of Operations for the fiscal years ended
 June 30, 1997 and 1996 and from inception on April 1, 1964
 through June 30,
1997.............................................................   16

Statements of Stockholders' Equity from inception on
 April 1, 1964 to June 30, 1997..................................   17
 Statements of Cash Flows for the fiscal years ended
 June 30, 1997 and 1996 and from inception on April 1, 1964
 through June 30, 1997...........................................   18
Notes to Financial Statements....................................   19

     (a)(2)FINANCIAL STATEMENT SCHEDULES.  The following financial statement
schedules are included as part of this report:     None.

     (a)(3)EXHIBITS. The following exhibits are included as part of this report:

Exhibit No.     SEC Ref. No.  Title of Document                     Location
----------- ------------  -----------------                     --------
     Item 3      Articles of Incorporation and Bylaws
      ------      ------------------------------------
     3.01        Articles of Incorporation and all amendments     *
                  pertaining thereto
     3.02        By-laws                                          *

     Item 4     Instruments Defining the Rights of Shareholders
      ------      -----------------------------------------------
      4.01        Specimen Stock Certificate                       *

     Item 21     Subsidiaries of the Small Business Issuer
      -------     -----------------------------------------

     21.01       Subsidiary Schedule - Nava Leisure USA, Inc.
                  (Delaware)                                       *

     Item 29     Financial Date Schedule
      -------     -----------------------

     29.01       Financial Data Schedule                        This
                                                                 Filing

* Incorporated by reference from the Company's registration statement on Form 10-SB filed with the Commission, SEC file No. 022307.
PAGE

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                       NAVA LEISURE USA, INC.
                                       (Registrant)


                                       By:/S/J. Rockwell Smith
Date:       September 23, 1997         J. ROCKWELL SMITH, President and
                                       Director, Principal Executive
                                       Officer

                                       By:/S/J. Rockwell Smith
Date:       September 23, 1997         J. ROCKWELL SMITH, President and
                                       President and Director

                                       By:/S/Blake Morgan
Date:       September 23, 1997         J. ROCKWELL SMITH, Vice-president
                                       and Director

                                       By:/S/James Kerr
Date:       September 23, 1997         JAMES KERR, Secretary/Treasurer


PAGE

INDEPENDENT AUDITORS' REPORT


Board of Directors
Nava Leisure USA, Inc.

We have audited the balance sheet of Nava Leisure USA, Inc. (a development stage company) as of June 30, 1997 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 1997 and 1996 and from inception on April 1, 1964 through June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nava Leisure USA, Inc. as of June 30, 1997 and the results of its operations and its cash flows for the years ended June 30, 1997 and 1996 and from inception on April 1, 1964 through June 30, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is a development stage company with no established source of revenues. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Jones, Jensen & Company
Salt Lake City, Utah
July 31, 1997PAGE

NAVA LEISURE USA, INC.
(A Development Stage Company)
Balance Sheet

ASSETS


                                 June 30,
                                                            1997
                                                        ------------
CURRENT ASSETS
  Cash                                                          -
                                                        ------------
     Total Current Assets                                       -
                                                        ------------
     TOTAL ASSETS                                               -
                                                        ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

  Accounts payable                                             3,507
                                                        ------------
     Total Current Liabilities                                 3,507
                                                        ------------
STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock, 5,000,000 shares
   authorized at $0.001 par value:
  Series A preferred stock, 1,100,000
   shares authorized, -0- shares issued
   and outstanding                                              -
  Series B preferred stock, 100,000
   shares authorized at $1.00 par value;
   -0- shares issued and outstanding                            -
  Common stock, 50,000,000 shares
   authorized at $0.0005 par value;
   3,000,025 shares issued and
   outstanding                                                 1,500
 Capital in excess of par value                               21,238
  Deficit accumulated during the
   development stage                                         (26,245)
Total Stockholders' Equity (Deficit)                          (3,507)
                                                        ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                                       $       -
                                                        ============

The accompanying notes are an integral part of these financial statements
PAGE

NAVA LEISURE USA, INC.
(A Development Stage Company)
Statements of Operations

                                                               From Inception
                                                                 On April 1,
                                      For the Years Ended       1964 Through
                                           June 30,                June 30,
                                      1997           1996            1997
                                   ----------     ----------    -----------
REVENUE                            $     -        $     -              -
                                   ----------     ----------    -----------

EXPENSES                                 -              -              -
                                   ----------     ----------    -----------

OPERATING LOSS                           -              -              -
                                   ----------     ----------    -----------
LOSS ON DISCONTINUED
 OPERATIONS                            (7,810)        (1,554)       (26,245)
                                   ----------     ----------    -----------
NET LOSS                           $   (7,810)    $   (1,554)   $   (26,245)
                                   ==========     ==========    ===========

NET LOSS PER SHARE                 $    (0.00)    $    (0.00)
                                   ==========     ==========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                 3,000,024      3,000,024
                                   ==========     ==========

The accompanying notes are an integral part of these financial statements.
PAGE

NAVA LEISURE USA, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

                                                                 Deficit
                                                               Accumulated
                                                 Capital in     During the
                               Common  Stock      Excess of     Development
                             Shares    Amount     Par Value        Stage
                            --------  --------   ----------    -----------
Balance, April 1, 1965           -     $  -      $    -        $     -

Issuance of common stock
 for cash from inception on
 June 30, 1993 at approxi-
 mately $0.0036 per share   3,000,024    1,500       9,250           -

Contribution of capital
 through payment of
 expenses by shareholder         -        -            500           -

Net loss from inception
 on April 1, 1964 through
 June 30, 1933                   -        -           -          (13,110)
                            ---------  -------   ---------    ----------
Balance, June 30, 1993      3,000,024    1,500       9,750       (13,110)

Contribution of capital
 through payment of
 expenses by shareholder         -        -          1,405          -

Net loss for the year
 ended June 30, 1994             -        -           -           (2,169)
                            ---------  -------   ---------    ----------
Balance, June 30, 1994      3,000,024    1,500      11,155       (15,279)

Contribution of capital
 through payment of
 expenses by shareholder         -        -          2,027          -

Net loss for the year
 ended June 30, 1995             -        -           -           (1,602)
                            ---------  -------   ---------    ----------
Balance, June 30, 1995      3,000,024  $ 1,500   $  13,182    $  (16,881)
                            ---------  -------   ---------    -----------


The accompanying notes are an integral part of these financial statements.

NAVA LEISURE USA, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)(Continued)

                                                                 Deficit
                                                               Accumulated
                                                 Capital in     During the
                               Common  Stock      Excess of     Development
                             Shares    Amount     Par Value        Stage
                            --------  --------   ----------    -----------
Balance, June 30, 1995     3,000,024   $ 1,500   $   13,182    $   (16,881)

Contribution of capital
 through payment of
 expenses by shareholder        -         -             653           -

Net loss for the year
 ended June 30, 1996            -         -            -            (1,554)
                           ---------  --------   ----------    -----------
Balance, June 30, 1996     3,000,024     1,500       13,835        (18,435)

Contribution of capital
 through payment of
 expenses by shareholder        -         -           7,403           -

Net loss for the year
 ended June 30, 1997            -         -            -            (7,810)
                           ---------  --------   ----------    -----------
Balance, June 30, 1997     3,000,024  $  1,500   $   21,238    $   (26,245)
                           =========  ========   ==========    ===========


The accompanying notes are an integral part of these financial statements.
PAGE

NAVA LEISURE USA, INC.
(A Development Stage Company)
Statements of Cash Flows

                                                               From Inception
                                                                 On April 1,
                                      For the Years Ended       1964 Through
                                           June 30,                June 30,
                                      1997           1996            1997
                                   ----------     ----------    -----------
CASH FLOWS FROM
 OPERATING ACTIVITIES

  Net loss                         $   (7,810)    $   (1,554)   $   (26,245)
  Adjustments to reconcile
   net loss to cash used by
   operating activities:
    Expenses paid by shareholder        7,403            653         11,988
    Increase (decrease)
     in accounts payable                  407            901          3,507
                                   ----------     ----------    -----------
      Net Cash Provided (Used)
       by Operating Activities           -              -           (10,750)
                                   ----------     ----------    -----------
CASH FLOWS FROM
 INVESTING ACTIVITIES                    -              -
-                                           ----------     ----------
-----------
CASH FLOWS FROM
 FINANCING ACTIVITIES

  Proceeds from issuance
   of common stock                       -              -            10,750
                                   ----------     ----------    -----------
     Net Cash Provided (Used)
      by Financing Activities            -              -            10,750
                                   ----------     ----------    -----------
NET INCREASE (DECREASE)
 IN CASH AND CASH EQUIVALENTS            -              -              -

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                     -              -              -
                                   ----------     ----------    -----------
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                         $     -        $     -       $      -
                                   ==========     ==========    ===========

The accompanying notes are an integral part of these financial statements.
PAGE

NAVA LEISURE USA, INC.
(A Development Stage Company)
Statements of Cash Flows (Continued)

                                                               From Inception
                                                                 On April 1,
                                      For the Years Ended       1964 Through
                                           June 30,                June 30,
                                      1997           1996            1997
                                   ----------     ----------    -----------

SUPPLEMENTAL
 DISCLOSURES OF CASH
 FLOW INFORMATION

  Interest paid                    $     -        $     -       $
-
  Income taxes paid                $     -        $     -       $      -



The accompanying notes are an integral part of these financial statements.
PAGE

NAVA LEISURE USA, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 1997


NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization

The financial statements presented are those of Nava Leisure USA, Inc. (a development stage company) (the Company). The Company was incorporated on April 1, 1964 in the State of Idaho as Felton Products, Inc. for the purpose of engaging in investing activities.

On October 13, 1987, the Company issued 12,000,000 of its previously unissued authorized shares to acquire the assets of Copytex. In connection with this agreement, the Company changed its name to Ink & Imagers, Inc. On October 3, 1988, the Company rescinded the agreement with Copytex. The shares issued pursuant to the agreement were returned and cancelled.

On November 30, 1988, the Company entered into an agreement with Nava Leisure USA, Inc. (Nava), whereby, it would acquire all of the issued and outstanding stock of Nava in exchange for 18,730,900 shares of its common stock, 1,002,000 shares of its series A preferred stock and 89,670 shares of its series B preferred stock. In connection with this agreement, the Company changed its name to Nava Leisure USA, Inc. On December 15, 1995, the Company rescinded the agreement due to non-performance by Nava. All shares issued per the agreement were cancelled and the cancellation was shown retroactively. (Note
2)

The Company is currently inactive, and is seeking other business opportunities through mergers and acquisitions.

b. Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a June 30 year end.

c. Net Loss Per Share

The computation of net loss per share of common stock is based on The weighted average number of shares outstanding during the period.

d. Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.
PAGE

NAVA LEISURE USA, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 1997


NOTE 1 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e. Provision for Taxes

The Company accounts for income taxes using Statement of Financial Accounting Standards No. 109, "Accounting for "Income Taxes." Under Statement 109, the liability method is used in accounting for income taxes.

As of June 30, 1997, the Company had net operating loss carryforwards of $26,245 that may be offset against future taxable income through 2012. The tax benefit of the net loss carryforwards is offset by a valuation allowance of the same amount due to the uncertainty that the carryforwards will be used before they expire.

f. Stock Split

On October 27, 1988, the Company effected a split of its common shares outstanding on a 1.5-for-1 basis. The financial statements have been retroactively restated to reflect the effects of this stock split.

g. Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 -LITIGATION

On September 26, 1994, a shareholder of the Company filed a lawsuit against the Company and the shareholders (the Shareholders) that received shares of the Company's stock per the exchange agreement between the Company and Nava Leisure USA, Inc. (a Delaware corporation). The lawsuit alleged that the terms of the agreement had not been fulfilled, and that the exchange agreement should be unwound as a result of the non-performance. The lawsuit also sought damages from the shareholders in the amount of $35,000 on behalf of the Company.

On December 11, 1995, a default judgement was recorded in favor of the shareholder who had filed the lawsuit. The judgement ordered that the Exchange Agreement be rescinded, that the shares issued per the Exchange Agreement be returned to the Company, and that the Company be awarded damages of $35,000 and costs of $5,440. To date, the Company has not collected any of the damages warded. Due to the uncertainty that the Company will collect any of the damages, the amount has been offset in full by a valuation allowance. PAGE

NAVA LEISURE USA, INC.
(A Development Stage Company)
Notes to the Financial Statements
June 30, 1997


NOTE 3 -GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. Currently, the stockholders are committed to cover all operating and other costs until sufficient revenues are generated.

NOTE 4 -RELATED PARTY TRANSACTIONS

During the years ended June 30, 1997 and 1996 a shareholder of the Company paid expenses on its behalf in the amounts of $7,403 and $653, respectively. These amounts were contributed by the shareholder to the capital of the Company.