Form 10QSB
period 1997-09-30
NAVA LEISURE USA INC
filed 1998-07-28
CIK 1035354

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                         FORM 10-QSB

(Mark One)
     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997.

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

       253 Ontario #1, P.O. Box 3303, Park City, Utah
                            84060
          (Address of principal executive offices)
                         (Zip Code)

 Issuer's telephone number, including area code:  (801) 649-
                            5060

     Securities registered pursuant to section 12(b) of the
Act:

Title of each class
Name of each exchange on which registered

     None                               N/A

Securities registered pursuant to section 12(g) of the Act:

Title of each class
Name of each exchange on which registered

     Common stock, par value $0.0005                   None

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

Item 1 - FINANCIAL STATEMENTS

     The unaudited financial statements of the Company are set forth immediately following the signature page to this form 10-QSB.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

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

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits: No exhibits are included herein.

      b.    Reports on Form 8-K:     No reports on Form  8-K
were filed during the quarter.











                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, as amended, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated:

                                   NAVA LEISURE USA, INC.
                                        (Registrant)


                              By:  __        /s/_J. Rockwell
Smith
Date:      November 20, 1997                 J. ROCKWELL  SMITH,
President  and                                     Director,
Principal Executive Officer