Form 10QSB
period 1997-12-31
NAVA LEISURE USA INC
filed 1998-07-28
CIK 1035354

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                         FORM 10-QSB

(Mark One)
     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1998.

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

                                   NAVA LEISURE USA, INC.
                                        (Registrant)


                              By:  __        /s/_J. Rockwell
Smith
Date:      July 28, 1998                 J. ROCKWELL  SMITH,
President  and                                     Director,
Principal Executive Officer