Form 10KSB
period 1998-06-30
NAVA LEISURE USA INC
filed 1998-09-25
CIK 1035354

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                         FORM 10-KSB

(Mark One)
     [x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended June 30, 1998.

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

             DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the part of the Form 10-KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of
1933:   NONE
PART I, ITEM 1:     DESCRIPTION OF BUSINESS

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

      On September 1, 1987, the Company changed its name to Ink & Imagers, Inc. There is no record of any business operations during the period the Company was known as Ink & Imagers, Inc. On November 16, 1988, the Company's name was changed to its present form, NAVA LEISURE USA, Inc. in anticipation of the acquisition of an operating business incorporated in Delaware with a similar name, NAVA LEISURE
USA,   INC.,  a  Delaware  corporation  (hereinafter,  NAVA
(Delaware)).   The acquisition and related  stock  exchange
agreement was never completed, and all rights and interest in the Company and the NAVA (Delaware) subsidiary were confirmed to the Company by an Order Pursuant to Stipulation of the District Court for Idaho, Sixth Judicial District, on December 11, 1995.

      The Company never engaged in an active trade or business throughout the period from 1988 to 1995. The only activity involved the lawsuit to rescind the NAVA (Delaware) business acquisition agreement, which was never completed in the first instance. The acquisition agreement was rescinded and voided by court order dated December 11, 1995. Furthermore, any exchanges of stock related thereto were canceled and made null and void by the same court order, and all certificates related thereto were returned to the Company. Accordingly, NAVA (Delaware) again became a wholly-owned subsidiary of the Company. On December 16, 1995, a special meeting of the board of directors was held for the purpose of canceling all shares of common and preferred stock issued by the Company pursuant to the rescinded NAVA (Delaware) transaction. The court order, stipulation, and the board action terminated all further issues in dispute regarding the litigation over the NAVA (Delaware) transaction.

      The present promoters of the Company obtained control between 1987 and 1988 by acquiring then-controlling shareholders interests in the then-defunct and inactive Felton Products, Inc., for purposes of the business acquisition which failed in 1988. The promoters are the President of the Company, J. Rockwell Smith, and three major shareholders, namely Edward F. Cowle, H.D. Williams and David Williams.

      Other than the rescinded acquisition transaction and related litigation regarding NAVA (Delaware), the Company has remained inactive since before 1988, until just recently. On November 1, 1996, the directors determined that the Company should become active in seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. The Company then began to consider and investigate potential business opportunities. The Company is considered a development stage company and, due to its status as a shell corporation, its principal business purpose is to locate and consummate a merger or acquisition with a private entity. Because of the Company's current status having no assets and no recent operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's present shareholders will experience substantial dilution and there will be a probable change in control of the Company.

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

      The Company voluntarily filed a registration statement on Form 10-SB in order to make information concerning itself more readily available to the public. Management believes that being a reporting company under the Securities Exchange Act of 1934, as amended (the Exchange Act), could provide a prospective merger or acquisition candidate with additional information concerning the Company. In addition, management believes that this might make the Company more attractive to an operating business opportunity as a potential business combination candidate. As a result of filing its registration statement, the Company is obligated to file with the Commission certain interim and periodic reports including an annual report containing audited financial statements. The Company intends to continue to voluntarily file these periodic reports under the Exchange Act even if its obligation to file such reports is suspended under applicable provisions of the Exchange Act. Any person reviewing this information is advised to refer to the Companys Form 10-SB for additional information.

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

       The Company obtained one-hundred percent (100%) ownership and control of a Delaware subsidiary also named NAVA LEISURE USA, INC., by stipulation and judgment effective December 11, 1995 (i.e., NAVA (Delaware), as noted Supra, at Part I, Item 1). Since NAVA (Delaware) is also an inactive corporation which has never engaged in an active trade or business of any kind, the asset (100% stock of NAVA (Delaware)) is valued at zero (-0-) in the auditors report, and is not a material asset to the Company. Similarly, a monetary judgment associated with that proceeding in favor of the Company is considered uncollectible and subject to a 100% valuation allowance in the auditors report, and is not a material asset to the Company.

ITEM  3. LEGAL PROCEEDINGS

     No legal proceedings are pending at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES
HOLDERS

     No matters were submitted to a vote of shareholders of the Company during the fiscal year ended June 30, 1998, nor since that time until the date of this Form 10-KSB filing.

 PART II , ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

     The Company is not aware of any quotations for its common stock, now or at any time within the past nine years. The Company has made an application to the NASD for the Company's shares to be quoted on the OTC Bulletin Board. The Company's application to the NASD consists of current corporate information, financial statements and other documents as required by Rule 15c2-1-1 of the Securities Exchange Act of 1934, as amended. Inclusion on the OTC Bulletin Board, once obtained, permits price quotations for the Company's shares to be published by such service. The Company is not aware of any established trading market for its common stock nor is there any record of any reported trades in the public market in recent years. The Company's common stock has not traded in a public market since 1988. Since its inception, the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At June 30, 1998, the Company had 387 shareholders.

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

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of the Company are set forth immediately following the signature page to this form 10-
KSB.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

PART III, ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS,
PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION
16(a) OF THE EXCHANGE ACT

     The following table sets forth as of June 30, 1998, the name, age, and position of each executive officer and director of the Company.

     Name           Age                 Position

J. Rockwell Smith        59             President and
Director

Jim Ruzicka              55             Vice-President and
Director

James Kerr               43             Secretary-Treasurer
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

      Jim Ruzicka is the Vice-President of the Company, and has been a director of the Company since August 15, 1998. For the last five years (and previously), Mr. Ruzicka has been the owner-operator of a ski tour package company doing business in Utah, Colorado, Jackson Hole, Wyoming, and Lake Tahoe, California. Prior to 1983, he owned and operated seven restaurants in Chicago, Illinois and surrounding suburbs. He attended Aurora College in Aurora, Illinois, studying liberal arts without receiving a degree.

      James Kerr has been Secretary-Treasurer and a director of the Company since 1995. Since 1994, Mr. Kerr has worked as an independent production manager and/or lighting technician for a number of companies situated in and around Salt Lake City, Utah, including Great Day Ltd., Video West, Bonneville Communications, Scopes, Garcia & Carlisle, Rutherford Productions, Stillson & Stillson, and Advantage Video. In 1993, Mr. Kerr was employed in equipment repair and maintenance for Redman Movies & Stories of Salt Lake City, Utah, and as a ski test programmer for Great Day Ltd. of Utah. Previously, he has operated his own business as a self-employed independent auto mechanic.

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

Name                Position                 Report to be
filed*

J. Rockwell Smith        President and Director        Form
3
Jim Ruzicka              Vice President and Director   Form
3
James Kerr               Secretary-Treasurer and Director
Form 3
Edward F. Cowle               10% or greater beneficial
owner     Form 3
David Williams           10% or greater beneficial owner
Form 3
H.D. Williams            10% or greater beneficial owner
Form 3

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY

      The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company has not paid any salaries or other compensation to its officers, directors or employees for the years ended June 30, 1997 and 1998, nor at any time during 1998. Further, the Company has not entered into an employment agreement with any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that the Company's directors will forego any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. As of the date hereof, no person has accrued any compensation from the Company.

COMPENSATION TABLE: None; no form of compensation was paid to any officer or director at any time during the last three fiscal years.

CASH COMPENSATION

     There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended June 30 1998, 1997, or 1996.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT:

     The following table sets forth information, to the best knowledge of the Company as of September 18, 1998, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director of the Company and all directors and officers of the Company as a group.

Name and Address of           Amount and Nature of
Percent
Beneficial Owner         Beneficial Ownership
of Class
Edward F. Cowle                    682,680
22.8%
201 East 87th Street, Suite 6C
New York, NY  10128

David Williams                418,608
14.0%
62 West 400 South
Salt Lake City, Utah 84101

H. D. Williams                372,096
12.4%
62 West 400 South
Salt Lake City, Utah 84101

Mark William McWhirter             198,452
6.6%
3629 Steven White Drive
San Pedro, CA  90731

Dr. M.R. Moeen-Ziai           198,450
6.6%
5024 Abuela Drive
San Diego, CA  92124

Jim Ruzicka                   174,404
5.8%
P.O. Box 3813
Park City, UT  84060

Sarasanan Blaendra            173,795
5.8%
439 West 233rd Street
Carson, CA  90745

Assieh Sedaghati                   173,646
5.8%
5011 Abuela Drive
San Diego, CA  92124

(Management table appears next page)

Management:

J. Rockwell Smith, President          8,636
0.3%
P.O. Box 3303
Park City, UT  84060

Jim Ruzicka                   174,404
5.8%
P.O. Box 3813
Park City, UT  84060

All Directors and Executive        183,040
6.1%
  Officers as a Group
(3 persons in group)
--------------------------------
Note: The Company has been advised that each of the persons listed above has sole voting, investment, and dispositive power over the shares indicated above. Percent of Class (third column above) is based on 3,000,025 shares of common stock outstanding on June 30, 1998.

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS:

TRANSACTIONS WITH MANAGEMENT AND OTHERS.

     To the best of Management's knowledge, during the fiscal year ended June 30, 1998, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest. H.D. Williams has advanced funds to pay for attorneys fees and accounting fees for the preparation of the Form 10-SB and Form 10-KSB, and will continue to advance such funds as needed for future reporting and compliance, for which he will be reimbursed by the Company when, or if, funds become available to the Company. These shareholder advances totaled $10,781 in the fiscal year ended June 30, 1998, and $22,769 since inception.

CERTAIN BUSINESS RELATIONSHIPS:

     During the fiscal year ended June 30, 1998, there were no material transactions between the Company and its management.

INDEBTEDNESS OF MANAGEMENT:

     To the best of Management's knowledge, during the fiscal year ended June 30, 1998, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K:

     (a)(1)FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document
Page

Report of Jones, Jensen & Company, Certified Public
Accountants................................................
12 Balance Sheet as of June 30, 1998
 ............................................................
 .....................................  13
Statements of Operations for the fiscal years ended June 30, 1998 and 1997 and from inception on
April 1, 1964 through June 30, 1998
 ............................................................
 .................................  14
Statements of Stockholders' Equity from inception on April
1, 1964 to June 30, 1998  ..................  15 Statements
of Cash Flows for the fiscal years ended June 30, 1998 and 1997 and from inception on
April 1, 1964  through June 30, 1998
 ............................................................
 ...............................  16  Notes to Financial
Statements
 ............................................................
 ...........................................  17

     (a)(2)FINANCIAL STATEMENT SCHEDULES.  The following
financial statement schedules are included as part of this
report:   None.
     (a)(3)EXHIBITS. The following exhibits are included as part of this report:

     Exhibit No.    SEC Ref. No.   Title of Document
Location
     Item 3         Articles of Incorporation and Bylaws

     3.01      Articles of Incorporation and all amendments
*
               pertaining thereto

     3.02      By-laws                                 *

     Item 4         Instruments Defining the Rights of
Shareholders

     4.01      Specimen Stock Certificate
*

     Item 21        Subsidiaries of the Small Business
Issuer

     21.01          Subsidiary Schedule - Nava Leisure USA,
Inc. (Delaware)     *

* Incorporated by reference from the Companys registration statement on Form 10-SB filed with the Commission, SEC file No. 022307.

                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange
Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                   NAVA LEISURE USA, INC.
                                        (Registrant)


                              By:  __        /s/_J. Rockwell
Smith
Date:      September  18, 1998                  J.  ROCKWELL
SMITH,                     President                     and
Director, Principal Executive Officer

                              By:  __        /s/_J. Rockwell
Smith
Date:      September  18, 1998                  J.  ROCKWELL
SMITH,                     President                     and
Director

                              By:  __        /s/_Jim Ruzicka
Date:      September 18, 1998                  Jim  Ruzicka,
Vice                      President                      and
Director

                              By:  __        /s/_James Kerr
Date:      September  18, 1998                  James  Kerr,
Secretary-Treasurer                                      and
Director