Form 10QSB
period 1998-09-30
NAVA LEISURE USA INC
filed 1998-11-12
CIK 1035354

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                         FORM 10-QSB

(Mark One)
     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998.

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
                            84060
          (Address of principal executive offices)
                         (Zip Code)

 Issuer's telephone number, including area code:  (435) 649-
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

     The Company has been in discussions regarding a possible merger. On October 2, 1998, the Company entered into a letter of intent with Senesco, LLC, to merge the two entities. A proxy statement and Form 14A were filed on October 16, 1998. These filings should be reviewed for complete information regarding these post-September 30, 1998 events. Senesco, LLC members will receive 1,700,000 shares in the merged company. Existing shareholders are proposed to have their shares reduced by a 1-for-3 reverse split as part of the merger. Thus, Senesco, LLC members will have a controlling interest, assuming the merger proposed in the proxy is approved. The business of Senesco, LLC is described as a research and development company planning to commercially exploit a gene which controls the aging of plants (flowers, fruits, and vegetables) to enhance shelf life. The preceding is only a summary highlight of the proposed merger. All persons are advised to review the proxy and related materials for a complete description of the proposed transaction.

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