Form 10QSB
period 1998-12-31
NAVA LEISURE USA INC
filed 1999-02-17
CIK 1035354

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998
                           Commission File No. 022307

                           SENESCO TECHNOLOGIES, INC.
       ------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

       Idaho                                             84-1368850
---------------                            -------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)


34 Chambers Street, Princeton, New Jersey                          08542
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                        (Zip Code)


                                 (609) 252-0680
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


  Nava Leisure USA, Inc., 253 Ontario #1, P.O. Box 3303, Park City, Utah 84060
--------------------------------------------------------------------------------
         (Former Name and Former Address, if Changed Since Last Report)


     Check  whether  the Issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes:   X                          No:
                       ----                            ----

     State the number of shares outstanding of each of the Issuer's classes of common stock, as of January 31, 1999:

Class                                                       Number of Shares
-----                                                       ----------------

Common Stock, $.0015 par value                                   2,700,008

     Transitional Small Business Disclosure Format (check one):

                  Yes:                              No:  X
                       ----                            ----

                   SENESCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                   -------------------------------------------
                                TABLE OF CONTENTS
                                -----------------

                                                                  Page
PART I      FINANCIAL INFORMATION

      Item 1.  Financial Statements................................  1

           CONSOLIDATED BALANCE SHEETS
           as of December 31, 1998 (unaudited) and
           June 30, 1998...........................................  2

           CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Six Months Ended December 31, 1998 and 1997
           (unaudited).............................................  3

           CONSOLIDATED STATEMENTS OF OPERATIONS
           For the Three Months Ended December 31, 1998 and 1997
           (unaudited).............................................  4

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
           EQUITY (DEFICIT)........................................  5

           CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Six Months Ended December 31, 1998 and 1997
           (unaudited).............................................  7

           NOTES TO CONSOLIDATED FINANCIAL
           STATEMENTS (unaudited)..................................  8

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations................. 12

           Liquidity and Capital Resources......................... 16
           Results of Operations................................... 18

PART II    OTHER INFORMATION

      Item 2.  Changes in Securities and Use of Proceeds........... 19

      Item 4.  Submission of Matters to a Vote of Security Holders. 19

      Item 5.  Other Information................................... 22

      Item 6.  Exhibits and Reports on Form 8-K.................... 23

SIGNATURES     .................................................... 25

                         PART I. FINANCIAL INFORMATION.
                         ------------------------------

ITEM 1.     FINANCIAL STATEMENTS.

     Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, although Senesco Technologies, Inc. (the "Company") believes that the disclosures are adequate to assure that the information presented is not misleading in any material respect. The following consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998.

     The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire fiscal year.

                   SENESCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                   -------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------


                                                December 31,      June 30,
                                                    1998            1998
                                              --------------- ----------------
                                                (unaudited)


                                  ASSETS
                                  ------

CURRENT ASSETS

     Cash...................................... $        --      $        --
                                                   --------         --------
     Total Current Assets......................          --               --
                                                   --------         --------

TOTAL ASSETS................................... $        --      $        --
                                                   ========         ========


                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

CURRENT LIABILITIES

     Accounts Payable.......................... $     3,100      $     3,100
                                                   --------         --------

     Total Current Liabilities.................       3,100            3,100
                                                   --------         --------
 .
STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock, 5,000,000 shares, $0.001 par
value, authorized:
  Series A Preferred Stock, 1,100,000
  shares authorized, 0 shares issued and
  outstanding..................................          --               --
  Series B Preferred Stock, 100,000 shares
  authorized, 0 issued and outstanding.........          --               --

Common Stock, 50,000,000 shares, $0.0005
par value, authorized, 3,000,025 shares
issued and outstanding ........................       1,500            1,500

Capital in excess of par value.................      32,884           32,019
Deficit accumulated during the development
stage..........................................     (37,484)         (36,619)
                                                   --------         --------

Total Stockholders' Equity (Deficit)...........      (3,100)          (3,100)
                                                   --------         --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)...................................... $        --      $        --
                                                   ========         ========


                 See Notes to Consolidated Financial Statements

                   SENESCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                   -------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (unaudited)

                                                             From Inception on
                                                               April 1, 1964
                              For the Six Months Ended            through
                                     December 31,            December 31, 1998
                              ------------------------       -----------------
                               1998              1997
                               ----              ----

Revenue................... $       --        $        --       $         --

Expenses..................         --                 --                 --
                            ---------         ----------        -----------
Operating Loss............         --                 --                 --

Loss on Discontinued
Operations................       (865)            (2,955)           (37,484)
                            ---------         ----------        -----------
Net Loss.................. $     (865)       $    (2,955)      $    (37,484)
                            =========         ==========        ===========

Basic Net Loss Per Share.. $    (0.00)       $     (0.00)
                            =========         ==========
Basic Weighted Average
Number of Shares
Outstanding...............  3,000,025          3,000,025
                            =========         ==========





                 See Notes to Consolidated Financial Statements

                   SENESCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                   -------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (unaudited)



                                                  For the Three Months Ended
                                                        December 31,
                                               ---------------------------------
                                                   1998              1997
                                                   ----              ----

Revenue......................................  $      --         $      --

Expenses.....................................         --                --
                                               ---------         ---------

Operating Loss...............................         --                --

Loss on Discontinued Operations..............         --                --
                                               ---------         ---------

Net Loss.....................................  $      --         $      --
                                               =========         =========

Basic Net Loss Per Share.....................  $   (0.00)        $   (0.00)
                                               ==========        ==========

Basic Weighted Average Number of Shares
Outstanding..................................  3,000,025         3,000,025
                                               =========         =========
















                 See Notes to Consolidated Financial Statements

                   SENESCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                   -------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
            --------------------------------------------------------
                                   (unaudited)

                                                                                  Deficit
                                                                                Accumulated
                                                                                During the
                                                        Capital in Excess of     Development
                                   Common Stock               Par Value             Stage
                               --------------------  ------------------------   ------------
                                Shares      Amount
                               --------     ------
Balance, April 1, 1965.......        --   $     --          $      --            $      --

Issuance of common  stock
for cash from inception on
April 1, 1964 through June
30, 1993 at approximately
$0.0036 per share............ 3,000,025      1,500              9,250                   --

Contribution of capital
through payment of
expenses by shareholder......        --         --                 00                   --

Net loss from inception
on April 1, 1964 through
June 30, 1993................        --         --                 --              (13,110)
                              ---------   --------          ---------            ---------

Balance, June 30, 1993....... 3,000,025      1,500              9,750              (13,110)
                              ---------   --------          ---------            ---------

Contribution of capital
through payment of
expenses by shareholder......        --         --              1,405                   --

Net loss for the year
ended June 30, 1994..........        --         --                 --               (2,169)

Balance, June 30, 1994....... 3,000,025      1,500             11,155              (15,279)
                              ---------   --------          ---------            ---------

Contribution of capital
through payment of
expenses by shareholder......        --         --              2,027                   --

Net loss for the year
ended June 30, 1995..........        --         --                 --               (1,602)
                              ---------   --------          ---------            ---------

Balance, June 30, 1995....... 3,000,025   $  1,500          $  13,182            $ (16,881)
                              ---------   --------          ---------            ---------

                   SENESCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                   -------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
            --------------------------------------------------------
                                   (unaudited)
                                   (Continued)

                                                                                  Deficit
                                                                                Accumulated
                                                                                During the
                                                        Capital in Excess of     Development
                                   Common Stock               Par Value             Stage
                               --------------------  ------------------------   ------------
                                Shares      Amount
                               -------      ------
Balance, June 30, 1995....... 3,000,025   $  1,500          $  13,182            $ (16,881)

Contribution of capital
through payment of
expenses by shareholder......        --         --                653                   --

Net loss for the year
ended June 30, 1996..........        --         --                 --               (1,554)
                              ---------   --------          ---------            ---------

Balance, June 30, 1996....... 3,000,025      1,500             13,835              (18,435)
                              ---------   --------          ---------            ---------

Contribution of capital
through payment of
expenses by shareholder......        --         --              7,403                   --

Net loss for the year
ended June 30, 1997..........        --         --                 --               (7,810)

Balance, June 30, 1997....... 3,000,025      1,500             21,238              (26,245)
                              ---------   --------          ---------            ---------

Contribution of capital
through payment of
expenses by shareholder......        --         --             10,781                   --

Net loss for the year
ended June 30, 1998..........        --         --                 --              (10,374)
                              ---------   --------          ---------            ---------

Balance, June 30, 1998....... 3,000,025      1,500             32,019              (36,619)
                              ---------   --------          ---------            ---------

Contributed Capital
(unaudited)..................        --         --                865                   --

Net loss for the six
months ended December 31,
1998 (unaudited).............        --         --                 --                 (865)
                              ---------   --------          ---------            ---------

Balance, December 31,
1998 (unaudited)............. 3,000,025   $  1,500          $  32,884            $ (37,484)
                              =========   ========          =========            =========

                   SENESCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                   -------------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (unaudited)
                                                              From Inception on
                                                                April 1, 1964
                                For the Six Months Ended            through
                                       December 31,            December 31, 1998
                                ------------------------       -----------------
                                   1998           1997
                                   ----           ----

CASH FLOWS FROM OPERATING
ACTIVITIES:

   Net loss...................... $ (865)      $ (2,955)           $  (37,484)
   Adjustments to reconcile
   net loss to cash used by
   operating activities:
   Expenses paid by shareholder..    865          1,907                23,634
   Increase in accounts payable..     --          1,048                 3,100
                                  ------       --------            ----------
   Net cash provided (used) by
   operating activities..........     --             --               (10,750)
                                  ------       --------            ----------

CASH FLOWS FROM INVESTING
ACTIVITIES.......................     --             --                    --
                                  ------       --------            ----------

CASH FLOWS FROM FINANCING
ACTIVITIES:

   Proceeds from issuance of
   common stock..................     --             --                10,750
                                  ------       --------            ----------
   Net cash provided (used) by
   financing activities..........     --             --                10,750
                                  ------       --------            ----------

NET INCREASE (DECREASE) IN
CASH AND CASH
EQUIVALENTS......................     --             --                    --
                                  ------       --------            ----------

CASH AND CASH
EQUIVALENTS AT BEGINNING
OF PERIOD........................     --             --                    --
                                  ------       --------            ----------

CASH AND CASH EQUIVILANTS
AT END OF PERIOD................. $   --       $     --            $       --
                                  ------       --------            ----------

SUPPLEMENTAL DISCLOSURES OF
CASH INFORMATION:
   Interest paid................. $   --       $     --            $       --
                                  ------       --------            ----------
   Income taxes paid............. $   --       $     --            $       --
                                  ------       --------            ----------

                 See Notes to Consolidated Financial Statements

                   SENESCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                   -------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)

Note 1 - Basis of Presentation:

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Proxy Statement filed January 8, 1999 and Annual Report on Form 10-KSB for the year ended June 30, 1998.

     In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of December 31, 1998, the results of its operations for the three-month and six-month periods ended December 31, 1998 and 1997 and its cash flows for the six-month periods ended December 31, 1998 and December 31, 1997.

     Interim results are not necessarily indicative of results for the full fiscal year.

                   SENESCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                   -------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)


Note 2 - Related Party Transactions:

     During the six month period ended December 31, 1997 and 1998 , a shareholder of the Company paid expenses on its behalf in the amounts of $865 and $1,907, respectively. These amounts were contributed by the shareholder to the capital of the Company.

Note 3 - Earnings Per Share:

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("Statement No. 128"). Statement No. 128 applies to entities with publicly held common stock or potential common stock and is effective for financial statements issued for periods ending after December 15, 1997. Statement No. 128 replaces APB Opinion 15, Earnings per Share ("EPS"). Statement No. 128 requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing net income by the total number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could dilute the shares in computing the earnings of the Company. Pursuant to the requirements of the Securities and Exchange Commission, the calculation of the shares used in computing basic and diluted EPS include the shares of common stock issued for the merger of Senesco Inc. (as defined below), from which the Company acquired all of its technology, assets and became the beneficiary of funding and consulting agreements.

Shares used in calculating basic and diluted net income per share were as follows:

                                            For the six months
                                          ended December 31, 1998
                                          -----------------------

Total number common
shares outstanding......................         3,000,0025
                                                 =========
Proforma:
   Effect of reverse split
   of shares of common stock............         1,000,008
   Effect of issuance of
   shares of common stock
   for reverse merger...................         1,700,000
                                                 ---------
                                                 2,700,008
                                                 =========

                   SENESCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                   -------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)

Note 4 - Subsequent Events:

     Subsequent to the date of the financial statements, on January 21, 1999, the Company effected a reverse-stock-split of the number of shares of common stock outstanding in a ratio of three to one restating the number of shares of common stock outstanding from 3,000,025 to 1,000,008. In addition, the number of shares of authorized common stock was decreased from 50,000,000 shares, $.0005 par value, to 16,666,667 shares, $.0015 par value.

     On January 22, 1999, the Company consummated the reverse merger of Senesco, Inc., a New Jersey corporation ("Senesco"). The Company issued 1,700,000 shares of common stock, on a post-split basis, for all of the assets and business of Senesco which included $22,107 in cash, $13,894 in related party receivables from a shareholder, $26,869 in capital assets, and $16,417 in patent costs and intellectual property rights. The Company also assumed $23,185 in accounts payable and accrued expenses and a note payable of $252,527 in principal and accrued interest. Pursuant to the merger, the shareholders of Senesco acquired majority control of the Company, and the name of the Company was changed to Senesco Technologies, Inc.

     Senesco is a development stage company that was organized to commercially exploit technology acquired and developed in connection with the identification and characterization of a gene which controls the aging of fruits, vegetables and flowers.

     Senesco is obligated to pay loans aggregating $250,000 plus accrued interest as of December 31, 1998, pursuant to a loan agreement dated October 22, 1998, by and between South Edge International Limited, a Bermuda company, and Senesco, L.L.C., a New Jersey limited liability company and predecessor entity to Senesco, for an aggregate loan amount available to Senesco of $500,000, $250,000 of which has been borrowed as of December 31, 1998 (the "Bridge Loan"). Pursuant to the Bridge Loan, such aggregate loan amount will be made available to the Company according to a loan schedule attached as an exhibit thereto. The total loan amount plus interest is due October 22, 1999. The loan is payable with an interest rate of 2% above the prime rate as reported in the Wall Street Journal on October 22, 1998 or 10%.

     The loan was made in anticipation of a merger agreement between the Company and Senesco. In the event the Company consummates an equity financing in excess of $1,500,000, the entire amount of the loan plus accrued interest will become immediately due and payable.

     In January 1999, Senesco entered into a subleasing arrangement pursuant to which it subleases office space from a company controlled by a shareholder of Senesco on a month to month basis for a monthly rental of $5,500.

                   SENESCO TECHNOLOGIES, INC. AND SUBSIDIARIES
                   -------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)


     The following supplemental pro forma information is presented as if the Company had completed the merger with Senesco as of December 31, 1998:

                                  For the period
                                  from inception,
                                November 25, 1998,
                                        to
                                December 31, 1998
                                -----------------


Net sales......................        $-0-
Loss from operations...........        (283,008)
Net loss.......................        (283,008)
Net loss per share - basic.....        $(0.28)
Net loss per share - diluted...        $(0.28)

                                            -12-
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     History and Organization

     The predecessor entity to the registrant, Nava Leisure USA, Inc. (the registrant, prior to the Merger (defined below) is referred to herein, as "Nava"), was organized on April 1, 1964 under the laws of the State of Idaho under the name, "Felton Products, Inc.," having the stated purpose of engaging in various investment activities, without limitation of its general corporate powers to engage in any lawful activities. Nava engaged in limited investment and business development operations and, from the time of its inception, Nava has undergone several name and business changes. Until the Merger (discussed below), and since approximately 1988, Nava had no assets, capital or income. Prior to the Merger, Nava was considered a development stage company and, due to its status as a "shell" corporation, its principal business purpose was to merge with or otherwise acquire an operating entity.

     On March 27,  1997,  Nava  voluntarily  registered  its Common  Stock under
Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in order to make information concerning itself more readily available to the public. During the quarter covered by this Report, on October 9, 1998, Nava entered into an Agreement and Plan of Merger by which, subject to approval of the stockholders of Nava, Nava Leisure Acquisition Corp., a New Jersey corporation and a wholly-owned subsidiary of Nava, was to merge with and into Senesco, Inc., a New Jersey corporation ("Senesco"), and the stockholders of Senesco were to receive newly issued Common Stock of Nava such that the stockholders of Senesco would acquire a majority of Nava's outstanding Common Stock (the "Merger"). On January 21, 1999, the stockholders of Nava approved the Merger and the transactions contemplated thereby. The Merger was consummated on January 22, 1999, the date upon which the Certificate of Merger filed with the Secretary of State of the State of New Jersey was declared effective. Pursuant to the Merger, Nava changed its name to Senesco Technologies, Inc. (herein referred to as the "Company").

     Business of the Company

     The business of the Company will be operated through Senesco, its wholly-owned subsidiary. Senesco was incorporated on November 24, 1998 under the name, "Senesco of New Jersey, Inc." and is the successor entity to Senesco, L.L.C., a New Jersey limited liability company which was formed in June 1998. The primary business of the Company is the development and commercial exploitation of potentially significant technology in connection with the identification and characterization of a gene (a lipase gene) which controls the aging (senescence) of plants (flowers, fruits and vegetables).

     The Company has formulated a research and development plan to attempt to further characterize the gene in flowers, fruits, vegetables and crops. Senescence in plant tissues is the natural aging of these tissues. Loss of cellular membrane integrity attributable to lipase gene activity is an early event during the senescence of all plant tissues that prompts the deterioration of fresh flowers, fruits and vegetables. This loss of integrity is attributable to the formation of lipid metabolites in membrane bilayers that "phase-separate" and causes the membranes to become "leaky." A decline in cell function ensues leading to deterioration and eventual death (spoilage) of the tissue.

     Presently, the technology utilized for controlling senescence and increasing the shelf life of flowers, fruits and vegetables relies on reducing ethylene biosynthesis, and hence only has application to a limited number of plants that are ethylene-sensitive.

     The Company's research and development plan focuses on four major groups of consumer products: fruits, vegetables, flowers and crops. The Company's research and development efforts seek to isolate and characterize the lipase gene in an example from each of these four categories. Once a gene is characterized, the Company seeks to create a transgenic (i.e., genetically altered) example of each to show proof of concept in each category. The Company is presently focusing on tomato, carnation, arabadopsis and banana plants.

     Once work has been completed on these four plants, the Company will continue its research and development strategy by expanding the altered lipase technology into a variety of other commercially viable agricultural crops. Such plants are expected to include corn, lettuce and strawberries, among others. Following development of altered lipase seedlings and seeds, if successful, the Company's overall marketing strategy is expected to be flexible in order to allow for differences in plant reproduction and farming procedures customarily employed in different sectors of the broad agricultural and horticultural markets. There can be no assurance that the Company's research and development efforts will be successful, or if successful, that the Company will successfully commercially exploit its technology.

     The Company is negotiating with Rahan Meristem, an Israeli company engaged in the worldwide export marketing of genetically engineered banana fruit with respect to entering into a joint venture (the "Joint Venture") between the companies. The Company would contribute access, by way of a limited, exclusive license to the Joint Venture, to its technology, discoveries, inventions, know-how (patentable or otherwise), biological isolates, methods, processes, test data and related information pertaining to plant genes and their cognate expressed proteins that are induced during senescence (plant aging) for the purpose of developing, on a joint basis, genetically altered banana seedlings, plants and other plant media which will result in a "longer shelf life" banana. Rahan Meristem would contribute its technology, inventions and know-how with respect to banana fruit. The Joint Venture would be owned 50% by the Company and 50% by Rahan Meristem. Although management believes that the parties are in substantial agreement on all major business and related issues, there can be no assurance that the Joint Venture will be consummated, or that if consummated, it will be successful.

     The inventor of the Company's technology, John E. Thompson, Ph.D., is the Dean of Science at the University of Waterloo in Waterloo, Ontario and was recently appointed as the President and Chief Executive Officer of the Company. Dr. Thompson is also a shareholder of the Company and owns approximately fifteen and seventy-four hundredths percent (15.74%) of the outstanding shares of the Common Stock of the Company. The Company is currently negotiating a three-year research and development agreement with Dr. Thompson and the University of Waterloo. Management believes that such negotiations are in the final stages, with only minor issues remaining open.

     Dr. Thompson and his colleagues, Yuwen Hong and Katalin Hudak, filed a patent application (the "Patent Application") on June 26, 1998 to protect their invention, "A Plant Lipase Exhibiting Senescence-Induced Expression and a Method for Controlling Senescence in a Plant." By assignment dated June 25, 1998 and recorded by the United States Patent and Trademark Office on June 26, 1998, Dr. Thompson and Messrs. Hong and Hudak assigned all of their rights in and to the Patent Application and any other applications filed in the United Sates or elsewhere with respect to the invention and/or improvements thereto to Senesco, L.L.C. The Company succeeded to the assignment and ownership of the Patent Application. The invention includes a method for controlling senescence of the cDNA for a carnation petal lipase, a vector containing a cDNA for the carnation petal lipase, and a transformed microorganism expressing the lipase of cDNA. Management believes that the invention provides a means for delaying deterioration and spoilage, which could greatly increase the shelf-life of fruits, vegetables, and flowers by silencing or substantially repressing the expression of the lipase gene induced coincident with the onset of senescence. There can be no assurance that patent protection will be granted with respect to the Patent Application or that, if granted, the validity of such patent will not be challenged. Furthermore, although the Company believes that its technology is unique and will not violate or infringe upon the proprietary rights of any third party, there can be no assurance that no such claims will be made or if made, could be successfully defended against.

     Competition

     The Company's competitors in the field of plant senescence gene technology are companies that develop and produce transgenic plants. Such companies include: Archer Daniels Midland, Inc.; Monsanto Corporation and its subsidiaries; Agritope Inc.; Dekalb Genetics; American Cyanamid; ArgEvo; Cargill; DNAP Holding Corporation; and Garst Seed Company, among others. The Company believes that its proprietary technology is unique and that, therefore, its competitors' products will not be in direct competition with the Company. However, there can be no assurance that its competitors will not develop a similar product with superior properties or greater cost-effectiveness than the Company.

     Government Regulation

     At present, no governmental license or approval is necessary for the conduct of senescence gene research and development. Approval by the Federal Food and Drug Administration (the "FDA") is required in order to sell or offer for sale to the general public a genetically engineered plant or plant product.

     The Company believes that it's current activities, which to date have been confined to research and development efforts, do not and will not require licensing or approval by any governmental regulatory agency until such time as the Company has developed a marketable genetically engineered plant for use by the general public. Government regulations are, however, subject to change and, in such event, there can be no assurance that the Company may not be subject to such regulation or require such licensing or approval in the future. In addition, products developed by the Company will require FDA approval prior to being marketed and sold for use by the general public. There can be no assurance that such approval will be obtained in a timely manner, if at all.

     Employees

     The Company currently has four employees, all of whom are currently executive officers and are involved in the management of the Company.

     Safe Harbor Statement

     Certain statements included in the Form 10-QSB, including, without limitation, statements regarding the anticipated growth in the markets for the Company's services, the continued development of the lipase technology, the approval of the Company's Patent Application, the possibility of FDA approval in order to sell or offer for sale to the general public a genetically engineered plant or plant product, the likelihood of the Joint Venture with Rahan Meristem, the likelihood of a research and development agreement with the University of Waterloo, statements relating to the Company's Patent Application, the anticipated longer term growth of the Company's business, and the timing of the projects and trends in future operating performance, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The factors discussed herein and others expressed from time to time in the Company's filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements.

LIQUIDITY AND CAPITAL RESOURCES

     Overview

     The Company's cash balance was $0 and working capital was $(3,100) as at December 31, 1998.

     As of December 31, 1998, the Company has a tax loss carry-forward of $37,484. The Company's ability to utilize its tax credit carry-forwards in future years will be subject to an annual limitation pursuant to the "Change in Ownership Rules" under Section 382 of the Internal Revenue Code of 1986, as amended. However, any annual limitation is not expected to have a material adverse effect on the Company's ability to utilize its tax credit carry-forwards.


     Financing Needs

     To date, the Company has not generated any revenues, and the Company has not, for at least the last ten years, generated any revenues or conducted any business. The Company has been unprofitable since inception, expects to incur additional operating losses in the future, and needs significant additional financing to continue the development and commercialization of its technology. The Company does not expect to generate any significant revenues from operations in the near future.

     The Company expects its capital requirements to increase significantly over the next several years as it commences new research and development efforts, undertakes new product developments, increases sales and administration infrastructure and embarks on developing in-house business capabilities and facilities. Therefore, the Company expects that its future need for capital will increase. The Company's future liquidity and capital funding requirements will depend on numerous factors, including, but not limited to, the levels and costs of the Company's research and development initiatives and the cost and timing of the expansion of the Company's sales and marketing efforts.

     The Company anticipates that its available credit will be sufficient to fund working capital needs and capital requirements through Fiscal 1999. However, in order to fund its research and development and commercialization efforts (discussed above), including hiring of additional employees, the Company seeks to raise additional capital through the issuance of securities of the Company during calendar year 1999. The Company currently does not have any formal agreement or understanding with any third party regarding any such offering of securities, and there can be no assurance that any such offering will, in fact, occur or be consummated. It is likely that the current shareholders will experience significant and immediate dilution in their current ownership due to the issuance of such securities. Additional financings will be required thereafter which may, if and when consummated by the Company, cause further dilution of ownership.

     In order to cover its current expenses, on October 22, 1998, the Company entered into a loan agreement with South Edge International Limited providing for a bridge loan in the aggregate amount of $500,000, such bridge financing evidenced by a promissory note bearing interest at an annual rate equal to the prime rate as reported in the Wall Street Journal plus 2% (the "Bridge Loan"). As of December 31, 1998, the Company has borrowed $250,000, plus accrued interest, pursuant to such Bridge Loan.

     Year 2000 Compliance

     Historically, certain computer programs have been written using two digits rather than four to define the applicable year, which could result in the computer recognizing a date using "00" as the year 1900 rather than the year 2000. This, in turn, could result in major system failures or miscalculations, and is generally referred to as the "Year 2000 Problem." The Company has assessed its state of readiness with respect to the Year 2000 Problem. The Company's management has reviewed and tested the Company's internal business systems for Year 2000 compliance. The Company believes that, based on results of such review and testing, the Company's internal business systems, including its computer systems, are Year 2000 compliant. The Company does not anticipate any material future expenditures relating to the Year 2000 compliance of its internal systems. There can be no assurance, however, that the Year 2000 Problem will not adversely affect the Company's business, financial condition, results of operations or cash flows.

     In addition, the Company receives data derived from the computer systems of its clients, which data or software may or may not be Year 2000 compliant. Although the Company is currently taking steps to address the impact, if any, of the Year 2000 Problem relating to the data received from its clients, failure of such computer systems to properly address the Year 2000 Problem may adversely affect the Company's business, financial condition, results of operations or cash flows.

     The Year 2000 disclosures discussed above are based on numerous expectations which are subject to uncertainties. Certain risk factors which could have a material adverse effect on the Company's results of operations and financial condition include but are not limited to: failure to identify critical systems which will experience failures, errors in the remediation efforts, inability to obtain new replacements for non-compliant systems or equipment, general economic downturn relating to Year 2000 failures in the U.S. and in other countries, failures in global banking systems and capital markets, or extended failures by public and private utility companies or common carriers supplying services to the Company.

RESULTS OF OPERATIONS

     Three Months and Six Months Ended December 31, 1998 and 1997
     ------------------------------------------------------------

     The Company is a development stage company with no assets or capital and with no operations or income since approximately 1988. From inception through December 31, 1998, the Company had no revenues. In addition, operating expenses were $0 for the three months and six months ended December 31, 1998 as well as December 31, 1997.

     The Company has incurred losses each year since inception and has an accumulated deficit of $37,484 at December 31, 1998. The Company expects to continue to incur losses over, approximately, the next two or three years from expenditures on research, product development, marketing and administrative activities.

     The Company does not expect to generate any revenues from product sales for, approximately, the next two to three years while the Company engages in significant research and development efforts. No assurance can be given, however, that such research and development efforts will result in any commercially viable products. Successful future operations will depend on the Company's ability to transform its research and development activities into commercializable products.

                           PART II. OTHER INFORMATION.
                           ---------------------------

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Subsequent to the end of the quarter, on January 21, 1999, in connection with the Merger, the Company effected a three-for-one reverse stock split whereby the 3,000,025 shares of issued and outstanding common stock of the Company, $.0005 par value, was reduced to 1,000,008 shares of common stock, $.0015 par value. In addition, the number of shares of authorized common stock was decreased from 50,000,000 shares, $.0005 par value, to 16,666,667 shares, $.0015 par value.

     On January 22, 1999, the Company issued an aggregate of 1,700,000 shares of restricted common stock of the Company, on a post-split basis, to the shareholders of Senesco in connection with the Merger.

     No underwriter was employed by the Company in connection with the issuance of the securities described above. The Company believes that the issuance of the foregoing shares of common stock of the Company was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Act"), as transactions not involving a public offering. No public offering was involved and the securities were acquired for investment and not with a view to distribution. Appropriate legends have been affixed to the stock certificates issued to the shareholders of Senesco, Inc. All recipients had adequate access to information about the Company.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The Special Meeting of Stockholders of the Company (the "Meeting") was held on January 21, 1999.

(b) The following is a complete list of the current Directors of the Company, each of whom were elected at the Meeting, and whose term of office continued after the Meeting:

      Phillippe O. Escaravage
      Christopher Forbes
      Steven Katz

(c) There were 1,936,646 shares of common stock of the Company, $.0005 par value (the "Common Stock"), on a pre-reverse stock split basis, present at the Meeting in person or by proxy out of a total number of 3,000,025 shares of Common Stock, on a pre-reverse stock split basis, issued and outstanding and entitled to vote at the Meeting.

      (i) The additional proposals and results of the vote of the stockholders taken at the Meeting by ballot and by proxy as solicited by the Company on behalf of the Board of Directors were as follows:

      (A) The results of the vote taken at the Meeting for the election of the nominees for the Board of Directors of the Company were as follows:

                Nominee           Class             For              Withheld
          ----------------------  -----       ----------------   ---------------

          Phillippe O. Escaravage   A           1,939,646               0
          Christopher Forbes        A           1,939,646               0
          Steven Katz               B           1,939,646               0


      (B) A vote was taken on the proposal to ratify the appointment of Goldstein, Golub & Kessler, LLP as independent auditors of the Company for the fiscal year ending June 30, 1999. The results of the vote taken at the Meeting with respect to such appointment were as follows:

                        For           Against         Abstain
                    -------------   ------------   ------------

                      1,936,646          0              0


      (C) A vote was taken on the proposal to amend the By-laws of the Company to increase the number of directors from three (3) members to five
            (5) members and to amend the By-laws of the Company to create two classes of directors; Class A to consist of four (4) directors elected to a one-year term, and Class B to consist of one (1) director elected to a two-year term. The results of the vote taken at the Meeting with respect to such amendment were as follows:

                        For           Against         Abstain
                    -------------   ------------   ------------

                      1,936,646          0              0


      (D) A vote was taken on the proposal to merge Nava Leisure Acquisition Corp., a wholly owned subsidiary of Nava Leisure USA, Inc., the predecessor firm of the Company, with and into the Company. The results of the vote taken at the Meeting with respect to such Merger were as follows:

                        For           Against         Abstain
                    -------------   ------------   ------------

                      1,936,646          0              0

      (E) A vote was taken on the proposal to effect a three-for-one reverse stock split of the Company's outstanding Common Stock. The results of the vote taken at the Meeting with respect to such reverse stock split were as follows:

                        For           Against         Abstain
                    -------------   ------------   ------------

                      1,936,646          0              0


      (F) A vote was taken on the proposal to amend the Articles of Incorporation of the Company to change the name of the Company to "Senesco Technologies, Inc." The results of the vote taken at the Meeting with respect to such amendment were as follows:

                        For           Against         Abstain
                    -------------   ------------   ------------

                      1,936,646          0              0


      (G) A vote was taken on the proposal to give the Board of Directors of the Company the authority to reincorporate the Company in the State of Delaware. The results of the vote taken at the Meeting with respect to such granting of authority were as follows:

                        For           Against         Abstain
                    -------------   ------------   ------------

                      1,936,646          0              0


      (H) A vote was taken on the proposal to ratify the terms of the Bridge Loan, providing up to $500,000 in financing to support expansion of the Company's operations in the interim period prior to the completion of a public or private offering of securities, such bridge financing to be evidenced by a promissory note bearing interest at an annual rate equal to the prime rate plus 2%. The results of the vote taken at the Meeting with respect to such ratification were as follows:

                        For           Against         Abstain
                    -------------   ------------   ------------

                      1,936,646          0              0

      (I) A vote was taken on the proposal to adopt the 1998 Stock Option Plan and to reserve 500,000 shares of Common Stock, on a post-split basis, under the Plan. The results of the vote taken at the Meeting with respect to such adoption were as follows:

                        For           Against         Abstain
                    -------------   ------------   ------------

                      1,936,646          0              0



ITEM 5.     OTHER INFORMATION.

     Management Change and Addition to the Board of Directors

     In connection with the Merger, as of the date of the Special Meeting of Stockholders on January 21, 1999, all of the former members of the Board of Directors, consisting of J. Rockwell Smith, Jim Ruzicka and James Kerr, resigned from the Board of Directors of the Company. There were no disagreements between the former members of the Board of Directors and the Company. At the Special Meeting, the current members of the Board of Directors were elected.

     On January 22, 1999, the current Board of Directors appointed the following executive officers; Phillippe O. Escaravage as Chairman of the Board and Chief Operating Officer, Sascha Fedyszyn as Vice President, and Christian Ahrens as Secretary. On January 27, 1999, the current Board of Directors appointed John E. Thompson, Ph.D. as the President and Chief Executive Officer of the Company.

     Corrective Press Release

     As announced in the Company's press release dated February 16, 1999, it has come to the Company's attention that its patent pending technology was previously described in earlier reports as patented technology. To date, no such patent has yet been issued. There can be no assurance that patent protection will be granted with respect to the patent application or that, if granted, the validity of such patent will not be challenged or that the Company's technology will not infringe on the proprietary rights of any third party.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits.

            3.1 Articles of Incorporation of the Company, as amended. (Incorporated by reference to Exhibit 2(i) of the Company's Form 10-SB, as amended, and as filed with the Securities and Exchange Commission on February 26, 1997.)

            3.2 By-laws of the Company, as amended. (Incorporated by reference to Exhibit 2(ii) of the Company's Form 10-SB, as amended, and as filed with the Securities and Exchange Commission on February 26, 1997.)

            3.3   Certificate   of  Amendment  to  the  Company's   Articles  of
                  Incorporation filed with the Secretary of State of the State of Idaho on January 21, 1999.

            4.1 Loan Agreement dated as of October 22, 1998 made by and among Senesco, L.L.C., Phillippe O. Escaravage, and South Edge International Limited.

            10.1 Merger Agreement and Plan of Merger dated as of October 9, 1998 made by and among Nava Leisure USA, Inc., an Idaho corporation, the Principal Stockholders (as defined therein), Nava Leisure Acquisition Corp., and Senesco, L.L.C. (Incorporated by reference to the Company's definitive proxy statement on Schedule 14A dated January 11, 1999.)

            10.2 1998 Stock Option Plan. (Incorporated by reference to the Company's definitive proxy statement on Schedule 14A dated January 11, 1999.)

            10.3 Indemnification Agreement dated as of January 21, 1999 made by and between the Company and Phillippe O. Escaravage.

            10.4 Indemnification Agreement dated as of January 21, 1999 made by and between the Company and Christopher Forbes.

            10.5 Indemnification Agreement dated as of January 21, 1999 made by and between the Company and Steven Katz.

            10.6 Employment Agreement dated as of January 21, 1999 made by and between Senesco, Inc. and Phillippe O. Escaravage.

            10.7 Employment Agreement dated as of January 21, 1999 made by and between Senesco, Inc. and Sascha P. Fedyszyn.

            10.8 Employment Agreement dated as of January 21, 1999 made by and between Senesco, Inc. and Christian P.R. Ahrens.

            27    Financial Data Schedule.

      (b)   Reports on Form 8-K.

            None.

                                   SIGNATURES



     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SENESCO TECHNOLOGIES, INC.


DATE:  February 17, 1999               By:  /s/ Phillippe O. Escaravage
                                          ------------------------------
                                          Phillippe O. Escaravage, Chairman and
                                          Chief Operating Officer
                                          (Principal Executive Officer)



DATE:  February 17, 1999               By:  /s/ Sascha Fedyszyn
                                          ------------------------------
                                          Sascha Fedyszyn, Vice President
                                          (Principal Financial and
                                          Accounting Officer)