Form 10QSB
period 1999-03-31
NAVA LEISURE USA INC
filed 1999-05-24
CIK 1035354

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999
                           Commission File No. 0-22307

                           SENESCO TECHNOLOGIES, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         Idaho                                           84-1368850
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


34 Chambers Street, Princeton, New Jersey                             08542
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

     State the number of shares outstanding of each of the Issuer's classes of common stock, as of March 31, 1999:

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

                          SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                          -----------------------------------------


                                      TABLE OF CONTENTS
                                      -----------------

                                                                           Page
PART I  FINANCIAL INFORMATION

     Item 1.   Financial Statements....................................      1

          CONDENSED CONSOLIDATED BALANCE SHEET
          as of March 31, 1999 (unaudited).............................      2

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three Months Ended March 31, 1999 and From Inception
          on July 1, 1998 through March 31, 1999 (unaudited)...........      3

          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'
          EQUITY (DEFICIT).............................................      4

          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
          From Inception on July 1, 1998 through
          March 31, 1999 (unaudited)...................................      5

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (unaudited).................................................      6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.....................      9

          Liquidity and Capital Resources..............................     13
          Results of Operations........................................     15

PART II   OTHER INFORMATION

     Item 2.   Changes in Securities and Use of Proceeds...............     16

     Item 4.   Submission of Matters to a Vote of Security Holders.....     16

     Item 5.   Other Information.......................................     19

     Item 6.   Exhibits and Reports on Form 8-K........................     22

SIGNATURES        .....................................................     23

                         PART I. FINANCIAL INFORMATION.
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS.

     Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, although Senesco Technologies, Inc. and its subsidiary (the "Company") believes that the disclosures are adequate to assure that the information presented is not misleading in any material respect.

     The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire fiscal year.

                    SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                    -----------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------

                                                                                March 31,
                                                                                  1999
                                                                                  ----
                                                                               (unaudited)
                              ASSETS
                              ------
Equipment, net of Accumulated Depreciation of $1,613......................       $   28,241

Intangible Assets, net of  Accumulated Amortization of $549...............           53,260
Security Deposit..........................................................           10,863
                                                                                 ----------

TOTAL ASSETS..............................................................       $   92,364
                                                                                 ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
          ----------------------------------------------

CURRENT LIABILITIES

  Accounts Payable........................................................         $274,474
  Note Payable............................................................          432,892
  Accrued Payroll Taxes...................................................            9,597
                                                                                 ----------
  Total Current Liabilities...............................................          716,963

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred Stock, 5,000,000 shares, $0.001 par value, authorized,
  0 shares issued and outstanding.........................................               --

Common Stock, 16,666,667 shares, $0.0015 par value, authorized,
  2,700,008 shares issued and outstanding.................................            4,050

Capital in excess of par..................................................           81,129
Deficit accumulated during the development stage..........................         (709,778)
                                                                                 ----------
Total Stockholders' Equity (Deficit)......................................         (624,599)
                                                                                 ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)......................       $   92,364
                                                                                 ==========


            See Notes to Condensed Consolidated Financial Statements.

                    SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                    -----------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (unaudited)


                                                          From Inception
                                        For the Three     on July 1, 1998
                                        Months Ended          through
                                       March 31, 1999     March 31, 1999
                                       --------------     --------------

Revenue............................     $          0      $          0


Operating Expenses:

Selling, general and
   administrative..................          275,305           546,964
Research and development...........          142,922           151,922
                                         -----------       -----------
Total Operating Expenses...........          418,227           698,886


Interest expense...................            8,543            10,892
                                         -----------       -----------
Net Loss...........................     $   (426,770)     $   (709,778)
                                         ===========       ===========


Basic Net Loss Per Share...........     $      (0.19)     $      (0.49)
                                         ===========       ===========
Basic Weighted Average
   Number of Shares Outstanding....        2,303,341         1,434,453
                                         ===========       ===========


            See Notes to Condensed Consolidated Financial Statements.

                    SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                    -----------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
       ------------------------------------------------------------------
        FROM INCEPTION ON JULY 1, 1998 THROUGH MARCH 31, 1999 (unaudited)
        -----------------------------------------------------------------

                                                         Capital in Excess     Accumulated
                                     Common Stock           of Par Value         Deficit       Total
                                 --------------------   -------------------   -------------   -------
                                  Shares       Amount
                                 -------       ------
Issuance of common
stock.....................       1,000,008      $ 1,500        $ (1,500)               --           --

Contribution of capital
through payment of
expenses..................              --           --          85,179                --    $  85,179

Issuance of common stock
in reverse merger.........       1,700,000        2,550         (2,550)                --           --

Net loss..................              --           --              --         $(709,778)   $(709,778)
                                 ---------    ---------        --------         ---------    ---------

Balance at
March 31, 1999............       2,700,008      $ 4,050        $ 81,129         $(709,778)   $(624,599)
                                 =========      =======        ========         =========    =========

            See Notes to Condensed Consolidated Financial Statements.

                    SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                    -----------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------
                                   (unaudited)

                                                         From Inception on
                                                           July 1, 1998
                                                              through
                                                          March 31, 1999
                                                         -----------------
Cash flows used in operating activities:
Net loss............................................        $   (709,778)
                                                            ------------
Adjustments to reconcile net loss
  to cash used in operating activities:
Capital contributed through payment of expenses
  by shareholder....................................              85,179
Depreciation and amortization.......................               2,162
(Increase) in operating assets:
Patent costs........................................             (53,809)
Security deposit....................................             (10,863)
Increases in operating liabilities:
Accounts payable....................................             274,474
Accrued expenses....................................               9,597
                                                            ------------
Net cash flows used in operating activities.........            (403,038)
                                                            ------------

Cash flows from investing activity:
Purchase of equipment...............................             (29,854)
                                                            ------------

Cash flows provided by financing activity:
Proceeds from note payable..........................             432,892
                                                            ------------

Net change in cash and cash at end of period........        $          0
                                                            ============

            See Notes to Condensed Consolidated Financial Statements.

                    SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                    -----------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (unaudited)


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

     In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 1999, the results of its operations for the three months ended March 31, 1999 and for the period from inception on July 1, 1998 through March 31, 1999 and its cash flows for the period from inception on July 1, 1998 through March 31, 1999.

     Interim results are not necessarily indicative of results for the full fiscal year.

     Senesco, Inc., a New Jersey corporation and wholly-owned subsidiary of the Company ("Senesco"), was incorporated on November 24, 1998 and is the successor entity to Senesco, L.L.C., a New Jersey limited liability company, which was formed on June 25, 1998 but commenced operations on July 1, 1998.

     Senesco is a development stage company that was organized to commercially exploit technology acquired and developed in connection with the identification and characterization of a gene which controls the aging of fruits, vegetables and flowers.

Note 2 - Related Party Transactions:

     During the period from inception on July 1, 1998 through March 31, 1999, a shareholder of the Company paid expenses on its behalf in the amounts of $85,179. These amounts were contributed by the shareholder to the capital of the Company.

     In January 1999, Senesco entered into a subleasing arrangement pursuant to which it subleases office space from a company controlled by a director and shareholder of the Company on a month to month basis for a monthly rental of $5,500. The Company believes that such lease is on terms at least as favorable as the Company would have received from any third party.

                    SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                    -----------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (unaudited)

Note 3 - Loss Per Share:

     Basic loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding during the period. During the three-month period ended March 31, 1999 and for the period from inception on July 1, 1998 through March 31, 1999, there were no dilutive securities outstanding.

Note 4 - Significant Events:

     On January 21, 1999, Nava Leisure USA, Inc., an Idaho corporation and the predecessor registrant to the Company ("Nava"), effected a one for three reverse-stock-split of the number of shares of its common stock outstanding, restating the number of shares of common stock outstanding from 3,000,025 to 1,000,008. In addition, the number of shares of authorized common stock was decreased from 50,000,000 shares, $.0005 par value, to 16,666,667 shares, $.0015 par value (the "Common Stock").

     On January 22, 1999, Nava consummated the merger (the "Merger") with Senesco. Nava issued 1,700,000 shares of Common Stock, on a post-split basis, for all of the outstanding capital stock of Senesco. At the time of the Merger, Senesco's assets included $22,107 in cash, $13,894 in related party receivables from a shareholder, $26,869 in capital assets, and $16,417 in patent costs and intellectual property rights. Senesco also had $23,185 in accounts payable and accrued expenses and a note payable of $252,527 in principal and accrued interest. Pursuant to the Merger, the shareholders of Senesco acquired majority control of Nava, and the name of Nava was changed to Senesco Technologies, Inc. (hereinafter referred to as the "Company").

     For accounting purposes, the Merger has been treated as a recapitalization of the Company with Senesco Technologies, Inc. as the acquirer (reverse acquisition).

     On October 22, 1998, as amended on October 23, 1998, Senesco entered into a loan agreement with South Edge International Limited providing for a bridge loan in the aggregate amount of $254,000 (the "South Edge Loan"), $220,000 of which has been borrowed as of March 31, 1999. In addition, on October 23, 1998, Senesco entered into a loan agreement with the Parenteau Corporation providing for a bridge loan in the aggregate amount of $202,000, all of which has been borrowed as of March 31, 1999 (the "Parenteau Loan" and together with the South Edge Loan, the "Bridge Financing"). The Bridge Financing is evidenced by promissory notes bearing interest at an annual rate equal to the prime rate as reported in the Wall Street Journal plus 2%. As of March 31, 1999, Senesco had borrowed $422,000 pursuant to such Bridge Financing. The total loan amount outstanding under the Bridge Financing, plus interest, is due October 22, 1999, one year from the date the Bridge Financing was entered into. Moreover, the Bridge Financing was made in anticipation of the Merger, and provided that in the event the Company consummated an equity financing in excess of $1,500,000, the entire loan amount outstanding under the Bridge Financing, plus accrued interest, will become immediately due and payable. Therefore, approximately $422,000, plus accrued interest of approximately $10,892, of the $2 million raised in connection with the Private Placement (discussed below) will be used to repay the Bridge Financing.

Note 5 - Subsequent Events:

     Equity Financing

     On May 21, 1999, the Company consummated a private placement of 379,597 shares of its Common Stock, at $5.26875 per share, for an aggregate fair market value of $2,000,000 (the "Private Placement"). The Company engaged Lionheart Services, Inc. as its Placement Agent pursuant to the Placement Agency Agreement dated as of April 30, 1999 (the "Placement Agency Agreement"). The Placement Agency Agreement provides for, among other things, a 10% sales commission on the first $800,000 raised and a 5% sales commission on the remaining balance, to be paid in cash or Common Stock of the Company. In addition, the Placement Agency Agreement provides that the Placement Agent will pay all of its expenses from a non-accountable expense allowance equal to 3% of the total proceeds of the Private Placement. In connection with the Private Placement, the Company also executed a Common Stock Purchase Agreement with each purchaser of Common Stock, dated as of May 11, 1999 (the "Stock Purchase Agreement"). Pursuant to the Stock Purchase Agreement, the purchase price per share of Common Stock was equal to 80% of the average closing bid and ask prices of the Company's Common Stock during the twenty (20) trading days ending three days prior to the Closing Date (as defined therein). The Stock Purchase Agreement also provides for price protection whereby upon the issuance or sale by the Company of any additional Common Stock or Common Stock equivalents within a period of sixty (60) days following the Closing Date, other than options or warrants currently outstanding as of the date of the Stock Purchase Agreement, for a consideration per share less than the purchase price provided for in the Stock Purchase Agreement (the "Reduced Purchase Price"), then the Company shall immediately issue such additional shares of Common Stock to the purchaser which each such purchaser's investment would have purchased at the Reduced Purchase Price. In addition, the Company entered into a Registration Rights Agreement with each purchaser dated as of May 11, 1999 (the "Registration Rights Agreement"). The Registration Rights Agreement provides for, among other things, a demand registration right beginning after January 22, 2000, as well as piggy-back registration rights for a three-year period from the Closing Date.

     Insider Participation

     Certain directors and an executive officer of the Company participated in the Private Placement. Specifically, such directors and the executive officer of the Company purchased, in the aggregate, 170,818 shares of restricted Common Stock on the same terms and conditions as all purchasers thereunder.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     History and Organization

     The predecessor entity to the registrant, Nava Leisure USA, Inc. (the registrant, prior to the Merger (defined below) is referred to herein, as "Nava"), was organized on April 1, 1964 under the laws of the State of Idaho under the name, "Felton Products, Inc.," having the stated purpose of engaging in various investment activities, without limitation of its general corporate powers to engage in any lawful activities. Nava engaged in limited investment and business development operations and, from the time of its inception, Nava has undergone several name and business changes. Until the Merger and since approximately 1988, Nava had no assets, capital or income. Prior to the Merger, Nava was considered a development stage company and, due to its status as a "shell" corporation, its principal business purpose was to merge with or otherwise acquire an operating entity.

     On March 27,  1997,  Nava  voluntarily  registered  its Common  Stock under
Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in order to make information concerning itself more readily available to the public. On October 9, 1998, Nava entered into an Agreement and Plan of Merger by which, subject to approval of the stockholders of Nava, Nava Leisure Acquisition Corp., a New Jersey corporation and a wholly-owned subsidiary of Nava, was to merge with and into Senesco, Inc., a New Jersey corporation ("Senesco"), and the stockholders of Senesco were to receive newly issued Common Stock of Nava such that the stockholders of Senesco would acquire a majority of Nava's outstanding Common Stock (the "Merger"). On January 21, 1999, the stockholders of Nava approved the Merger and the transactions contemplated thereby. The Merger was consummated on January 22, 1999, the date upon which the Certificate of Merger filed with the Secretary of State of the State of New Jersey was declared effective. Pursuant to the Merger, Nava changed its name to Senesco Technologies, Inc. (herein referred to as the "Company"), and Senesco remained a wholly-owned subsidiary of the Company. Senesco was incorporated on November 24, 1998 under the name, "Senesco of New Jersey, Inc." and is the successor entity to Senesco, L.L.C., a New Jersey limited liability company which was formed on June 25, 1998.

     Business of the Company

     The business of the Company will be operated through Senesco. The primary business of the Company is the development and commercial exploitation of potentially significant technology in connection with the identification and characterization of a gene (a lipase gene) which controls the aging (senescence) of plants (flowers, fruits and vegetables).

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

     Once work has been completed on these four plants, the Company will continue its research and development strategy by expanding the altered lipase technology into a variety of other commercially viable agricultural crops. Such plants are expected to include corn, lettuce and strawberries, among others. Following development of altered lipase seedlings and seeds, if successful, the Company's overall marketing strategy is expected to be flexible in order to allow for differences in plant reproduction and farming procedures customarily employed in different sectors of the broad agricultural and horticultural markets. There can be no assurance, however, that the Company's research and development efforts will be successful, or if successful, that the Company will successfully commercially exploit its technology.

     Joint Venture

     On May 14, 1999, the Company entered into a joint venture agreement with Rahan Meristem, an Israeli company engaged in the worldwide export marketing of genetically engineered banana plants (the "Joint Venture"). The Company will contribute, by way of a limited, exclusive world-wide license to the Joint Venture, access to its technology, discoveries, inventions, know-how (patentable or otherwise), pertaining to plant genes and their cognate expressed proteins that are induced during senescence (plant aging) for the purpose of developing, on a joint basis, genetically altered banana plants and other plant media which will result in a "longer shelf life" banana. Rahan Meristem will contribute its technology, inventions and know-how with respect to banana plants. The Joint Venture would be owned 50% by the Company and 50% by Rahan Meristem. There can be no assurance, however, that the Company's Joint Venture will be successful, or if successful, that the Company will successfully commercially exploit its technology.

     Research and Development Agreement

     The inventor of the Company's technology, John E. Thompson, Ph.D., is the Dean of Science at the University of Waterloo in Waterloo, Ontario and was recently appointed as the President and Chief Executive Officer of the Company. Dr. Thompson is also a shareholder of the Company and owns approximately fifteen and seventy-four hundredths percent (15.74%) of the outstanding shares of the Common Stock of the Company as of March 31, 1999. Senesco entered into a three-year research and development agreement, dated as of September 1, 1998, with Dr. Thompson and the University of Waterloo (the "R&D Agreement"). The R&D Agreement provides that the University of Waterloo shall perform research to enhance the intellectual property rights of Senesco, and Senesco shall pay for the cost of work and make certain payments totaling $750,000 Canadian (as specified therein).

     Patent Application

     Dr. Thompson and his colleagues, Yuwen Hong and Katalin Hudak, filed a patent application on June 26, 1998 (the "Patent Application") to protect their invention, titled "A Plant Lipase Exhibiting Senescence-Induced Expression and a Method for Controlling Senescence in a Plant." By assignment dated June 25, 1998 and recorded with the United States Patent and Trademark Office (the "PTO") on June 26, 1998, Dr. Thompson and Messrs. Hong and Hudak assigned all of their rights in and to the Patent Application and any other applications filed in the United Sates or elsewhere with respect to the invention and/or improvements thereto to Senesco, L.L.C. The Company succeeded to the assignment and ownership of the Patent Application. Dr. Thompson, and Messrs. Hong and Hudak filed a new patent application on February 16, 1999 (the "New Patent Application" and together with the Patent Application, the "Patent Applications") titled "DNA Encoding A Plant Lipase, Transgenic Plants and a Method for Controlling Senescence in Plants." The New Patent Application serves as a continuation of the Patent Application. Concurrent with the filing of the New Patent Application with the PTO and as in the case of the original Patent Application, Dr. Thompson, Messrs. Hong and Hudak assigned all of their rights in and to the New Patent Application and any other applications filed in the United Sates or elsewhere with respect to such invention and/or improvements thereto to Senesco. Dr. Thompson and Messrs. Hong and Hudak have received shares of restricted common stock of the Company in consideration for the assignments of both Patent Applications. The inventions include a method for controlling senescence of the cDNA for a carnation petal lipase, a vector containing a cDNA for the carnation petal lipase, and a transformed microorganism expressing the lipase of cDNA. Management believes that the inventions provide a means for delaying deterioration and spoilage, which could greatly increase the shelf-life of fruits, vegetables, and flowers by silencing or substantially repressing the expression of the lipase gene induced coincident with the onset of senescence. There can be no assurance that patent protection will be granted with respect to the Patent Applications or that, if granted, the validity of such patents will not be challenged. Furthermore, although the Company believes that its technology is unique and will not violate or infringe upon the proprietary rights of any third party, there can be no assurance that no such claims will be made or if made, could be successfully defended against.

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

     Government Regulation

     At present, no governmental license or approval is necessary for the conduct of lipase gene research and development. However, approval by the Federal Food and Drug Administration (the "FDA") is required in order to sell or offer for sale to the general public a genetically engineered plant or plant product.

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

     Employees

     The Company currently has five employees, four of whom are currently executive officers and are involved in the management of the Company.

     Safe Harbor Statement

     Certain statements included in the Form 10-QSB, including, without limitation, statements regarding the anticipated growth in the markets for the Company's services, the continued development of the lipase technology, the approval of the Company's Patent Applications, the possibility of FDA approval in order to sell or offer for sale to the general public a genetically engineered plant or plant product, the successful implementation of the Joint Venture with Rahan Meristem, the success of the R&D Agreement, statements relating to the Company's Patent Applications, the anticipated longer term growth of the Company's business, and the timing of the projects and trends in future operating performance, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The factors discussed herein and others expressed from time to time in the Company's filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements.

LIQUIDITY AND CAPITAL RESOURCES

     Overview

     The Company's cash over-draft was $6,305, and the Company's working capital deficit was $716,963 as at March 31, 1999.

     As of March 31, 1999, the Company has a tax loss carry-forward of $709,778 to off-set future taxable income.

     Financing Needs

     To date, the Company has not generated any revenues or conducted any business. The Company has not been profitable since inception, expects to incur additional operating losses in the future, and will need significant additional financing to continue the development and commercialization of its technology. The Company does not expect to generate any significant revenues from operations in the near future.

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

     The Company anticipates that its available credit will be sufficient to fund working capital needs and capital requirements through Fiscal 1999. However, in order to fund its research and development and commercialization efforts (discussed above), including the hiring of additional employees, and in order to pay off the Bridge Financing (defined below), on May 21, 1999, the Company consummated a private placement of 379,597 shares of its Common Stock for an aggregate fair market value of $2 million (the "Private Placement"). See "Part II, Item 5. Other Information." Certain directors and an executive officer of the Company participated in the Private Placement on the same terms and conditions as all purchasers thereunder. As a result of the Private Placement, as of May 24, 1999, the Company had 3,079,605 shares of Common Stock issued and outstanding, and up to an additional 37,960 shares of Common Stock may be issued to the Placement Agent in lieu of such placement agency fees and expenses. Additional financings will be required thereafter which may, if and when consummated by the Company, cause further dilution of ownership.

     On October 22, 1998, as amended on October 23, 1998, Senesco entered into a loan agreement with South Edge International Limited providing for a bridge loan in the aggregate amount of $254,000 (the "South Edge Loan"), $220,000 of which has been borrowed as of March 31, 1999. In addition, on October 23, 1998, Senesco entered into a loan agreement with the Parenteau Corporation providing for a bridge loan in the aggregate amount of $202,000, all of which has been borrowed as of March 31, 1999 (the "Parenteau Loan" and together with the

South Edge Loan, the "Bridge Financing"). The Bridge Financing is evidenced by promissory notes bearing interest at an annual rate equal to the prime rate as reported in the Wall Street Journal plus 2%. As of March 31, 1999, Senesco had borrowed $422,000 pursuant to such Bridge Financing. The total loan amount outstanding under the Bridge Financing, plus interest, is due October 22, 1999, one year from the date the Bridge Financing was entered into. Moreover, the Bridge Financing was made in anticipation of the Merger, and provided that in the event the Company consummated an equity financing in excess of $1,500,000, the entire loan amount outstanding under the Bridge Financing, plus accrued interest, will become immediately due and payable. Therefore, approximately $422,000, plus accrued interest of approximately $10,892, of the $2 million raised in connection with the Private Placement (discussed below) will be used to repay the Bridge Financing.

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

     In addition, the Company receives data derived from the computer systems of various sources, which data or software may or may not be Year 2000 compliant. Although the Company is currently taking steps to address the impact, if any, of the Year 2000 Problem relating to the data received from its clients, failure of such computer systems to properly address the Year 2000 Problem may adversely affect the Company's business, financial condition, results of operations or cash flows.

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

RESULTS OF OPERATIONS

Three Months  Ended March 31, 1999 and for the Period From  Inception on July 1,
--------------------------------------------------------------------------------
1998 through March 31, 1999
---------------------------

     The Company is a development stage company. From inception through March 31, 1999, the Company had no revenues. In addition, operating expenses were $426,770 and $709,778 for the three months ended March 31, 1999 and for the period from inception on July 1, 1998 through March 31, 1999, respectively.

     The Company has incurred losses each year since inception and has an accumulated deficit of $709,778 at March 31, 1999. The Company expects to continue to incur losses over, approximately, the next two to three years from expenditures on research, product development, marketing and administrative activities.

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

                           PART II. OTHER INFORMATION.
                           ---------------------------

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On January 21, 1999, in connection with the Merger, Nava effected a three-for-one reverse stock split whereby the 3,000,025 shares of issued and outstanding common stock of Nava, $.0005 par value, was reduced to 1,000,008 shares of common stock, $.0015 par value (the "Common Stock"). In addition, the number of shares of authorized Common Stock was decreased from 50,000,000 shares, $.0005 par value, to 16,666,667 shares, $.0015 par value.

     On January 22, 1999, Nava issued an aggregate of 1,700,000 shares of restricted Common Stock of Nava, on a post-split basis, to the shareholders of Senesco in connection with the Merger.

     On May 21, 1999, the Company issued an aggregate of 379,597 shares of restricted Common Stock of the Company to accredited investors in connection with the Private Placement. Certain directors and an executive officer of the Company participated in the Private Placement. Specifically, such directors and the executive officer of the Company purchased, in the aggregate, 170,818 shares of restricted Common Stock on the same terms and conditions as all purchasers thereunder. See "Item 5. Other Information."

     No underwriter was employed by the Company in connection with the issuance of the securities described above; however, the Company did engage the services of a placement agent in connection with the Private Placement. The placement agent is entitled to receive a 10% sales commission on the first $800,000 raised and a 5% sales commission on the remaining balance, to be paid in cash or Common Stock of the Company. See "Item 5. Other Information." The Company believes that the issuance of the foregoing shares of Common Stock of the Company was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Act"), as transactions not involving a public offering. No public offering was involved and the securities were acquired by accredited investors for investment and not with a view to distribution. Appropriate legends have been affixed to the stock certificates issued to the shareholders of Senesco and the purchasers of the Private Placement. All purchasers had adequate access to information about the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The Special Meeting of Stockholders of Nava (the "Meeting") was held on January 21, 1999.

(b) The following is a complete list of the Directors of Nava, each of whom were elected at the Meeting, and whose term of office continued after the Meeting:

        Phillippe O. Escaravage
        Christopher Forbes
        Steven Katz

(c) There were 1,936,646 shares of common stock of the Nava, $.0005 par value (the "Common Stock"), on a pre-reverse stock split basis, present at the Meeting in person or by proxy out of a total number of 3,000,025 shares of Common Stock, on a pre-reverse stock split basis, issued and outstanding and entitled to vote at the Meeting.

(d) The additional proposals and results of the vote of the stockholders taken at the Meeting by ballot and by proxy as solicited by Nava on behalf of the Board of Directors were as follows:

        (i) The results of the vote taken at the Meeting for the election of the nominees for the Board of Directors of Nava were as follows:

            Nominee                    Class           For            Withheld
            ------------------------   -----    -----------------   ------------

            Phillippe O. Escaravage      A          1,939,646              0
            Christopher Forbes           A          1,939,646              0
            Steven Katz                  B          1,939,646              0


        (ii) A vote was taken on the proposal to ratify the appointment of Goldstein, Golub & Kessler, LLP as independent auditors of Nava for the fiscal year ending June 30, 1999. The results of the vote taken at the Meeting with respect to such appointment were as follows:

                             For              Against           Abstain
                        ---------------    -------------     -------------

                          1,936,646              0                 0


        (iii) A vote was taken on the proposal to amend the By-laws of Nava to increase the number of directors from three (3) members to five
               (5) members and to amend the By-laws of Nava to create two classes of directors; Class A to consist of four (4) directors elected to a one-year term, and Class B to consist of one (1) director elected to a two-year term. The results of the vote taken at the Meeting with respect to such amendment were as follows:

                             For              Against           Abstain
                        ---------------    -------------     -------------

                          1,936,646              0                 0


        (iv) A vote was taken on the proposal to merge Nava Leisure Acquisition Corp., a wholly owned subsidiary of Nava, with and into Senesco, whereby the Company would be the successor entity. The results of the vote taken at the Meeting with respect to such Merger were as follows:

                             For              Against           Abstain
                        ---------------    -------------     -------------

                          1,936,646              0                 0

        (v) A vote was taken on the proposal to effect a three-for-one reverse stock split of Nava's outstanding Common Stock. The results of the vote taken at the Meeting with respect to such reverse stock split were as follows:

                             For              Against           Abstain
                        ---------------    -------------     -------------

                          1,936,646              0                 0


        (vi) A vote was taken on the proposal to amend the Articles of Incorporation of Nava to change the name of Nava to "Senesco Technologies, Inc." The results of the vote taken at the Meeting with respect to such amendment were as follows:

                             For              Against           Abstain
                        ---------------    -------------     -------------

                          1,936,646              0                 0


        (vii) A vote was taken on the proposal to give the Board of Directors of Nava the authority to reincorporate the successor company to the Merger in the State of Delaware. The results of the vote taken at the Meeting with respect to such granting of authority were as follows:

                             For              Against           Abstain
                        ---------------    -------------     -------------

                          1,936,646              0                 0


        (viii) A vote was taken on the proposal to ratify the terms of the Bridge Financing, providing up to $500,000 in financing to support expansion of Nava's operations in the interim period prior to the completion of a public or private offering of securities, such bridge financing to be evidenced by a promissory note bearing interest at an annual rate equal to the prime rate plus 2%. The results of the vote taken at the Meeting with respect to such ratification were as follows:

                             For              Against           Abstain
                        ---------------    -------------     -------------

                          1,936,646              0                 0


        (ix) A vote was taken on the proposal to adopt the 1998 Stock Option Plan and to reserve 500,000 shares of Common Stock, on a post-split basis, under the Plan. The results of the vote taken at the Meeting with respect to such adoption were as follows:

                             For              Against           Abstain
                        ---------------    -------------     -------------

                          1,936,646              0                 0

ITEM 5.   OTHER INFORMATION.

     Merger and Change in Control

     On January 22, 1999, in connection with the Merger, Nava issued 1,700,000 shares of common stock, on a post-split basis, for all of the issued and outstanding shares of common stock of Senesco. At the time of the Merger, Senesco's assets included $22,107 in cash, $13,894 in related party receivables from a shareholder, $26,869 in capital assets, and $16,417 in patent costs and intellectual property rights. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview." Senesco also had $23,185 in accounts payable and accrued expenses and a note payable of $252,527 in principal and accrued interest. Pursuant to the Merger, the shareholders of Senesco acquired majority control of the Company, and the name of the Company was changed to Senesco Technologies, Inc.

     The Company is a development stage company that was organized to commercially exploit technology acquired and developed in connection with the identification and characterization of a gene which controls the aging of fruits, vegetables and flowers.

     Management Change and Additions to the Board of Directors

     In connection with the Merger, as of the date of the Special Meeting of Stockholders on January 21, 1999, all of the former members of the Board of Directors of Nava, consisting of J. Rockwell Smith, Jim Ruzicka and James Kerr, resigned from the Board of Directors. There were no disagreements between the former members of the Board of Directors and Nava. At the Special Meeting, the members of the Board of Directors of the Company were elected.

     On January 22, 1999, the Board of Directors of the Company appointed the following executive officers; Phillippe O. Escaravage as Chairman of the Board and Chief Operating Officer, Sascha Fedyszyn as Vice President, and Christian Ahrens as Secretary. On January 27, 1999, the Board of Directors appointed John
E. Thompson, Ph.D. as the President and Chief Executive Officer of the Company.

     On February 23, 1999 and March 1, 1999, the Board of Directors elected Thomas C. Quick and Ruedi Stalder, respectively, to the Company's Board of Directors to hold office until the next annual meeting of shareholders and until each of their successors are duly elected and qualified.

     Bridge Financing

     On October 22, 1998, as amended on October 23, 1998, Senesco entered into a loan agreement with South Edge International Limited providing for a bridge loan in the aggregate amount of $254,000 (the "South Edge Loan"), $220,000 of which has been borrowed as of March 31, 1999. In addition, on October 23, 1998, Senesco entered into a loan agreement with the Parenteau Corporation providing for a bridge loan in the aggregate amount of $202,000, all of which has been borrowed as of March 31, 1999 (the "Parenteau Loan" and together with the South Edge Loan, the "Bridge Financing"). The Bridge Financing is evidenced by promissory notes bearing interest at an annual rate equal to the prime rate as reported in the Wall Street

Journal plus 2%. As of March 31, 1999, Senesco had borrowed $422,000, pursuant to such Bridge Financing. The total loan amount outstanding under the Bridge Financing, plus interest, is due October 22, 1999, one year from the date the Bridge Financing was entered into. Moreover, the Bridge Financing was made in anticipation of the Merger, and provided that in the event the Company consummated an equity financing in excess of $1,500,000, the entire loan amount outstanding under the Bridge Financing, plus accrued interest, will become immediately due and payable. Therefore, the Company intends to use approximately $422,000 of the amount raised in connection with the proposed Private Placement to pay off the Bridge Financing. Therefore, approximately $422,000, plus accrued interest of approximately $10,892, of the $2 million raised in connection with the Private Placement (discussed below) will be used to repay the Bridge Financing.

     Equity Financing

     On May 21, 1999, the Company consummated a private placement of 379,597 shares of its Common Stock, at $5.26875 per share, for an aggregate fair market value of $2,000,000 (the "Private Placement"). The Company engaged Lionheart Services, Inc. as its Placement Agent pursuant to the Placement Agency Agreement dated as of April 30, 1999 (the "Placement Agency Agreement"). The Placement Agency Agreement provides for, among other things, a 10% sales commission on the first $800,000 raised and a 5% sales commission on the remaining balance, to be paid in cash or Common Stock of the Company. In addition, the Placement Agency Agreement provides that the Placement Agent will pay all of its expenses from a non-accountable expense allowance equal to 3% of the total proceeds of the Private Placement. In connection with the Private Placement, the Company also executed a Common Stock Purchase Agreement with each purchaser of Common Stock, dated as of May 11, 1999 (the "Stock Purchase Agreement"). Pursuant to the Stock Purchase Agreement, the purchase price per share of Common Stock was equal to 80% of the average closing bid and ask prices of the Company's Common Stock during the twenty (20) trading days ending three days prior to the Closing Date (as defined therein). The Stock Purchase Agreement also provides for price protection whereby upon the issuance or sale by the Company of any additional Common Stock or Common Stock equivalents within a period of sixty (60) days following the Closing Date, other than options or warrants currently outstanding as of the date of the Stock Purchase Agreement, for a consideration per share less than the purchase price provided for in the Stock Purchase Agreement (the "Reduced Purchase Price"), then the Company shall immediately issue such additional shares of Common Stock to the purchaser which each such purchaser's investment would have purchased at the Reduced Purchase Price. In addition, the Company entered into a Registration Rights Agreement with each purchaser dated as of May 11, 1999 (the "Registration Rights Agreement"). The Registration Rights Agreement provides for, among other things, a demand registration right beginning after January 22, 2000, as well as piggy-back registration rights for a three-year period from the Closing Date.

     Insider Participation

     Certain directors and an executive officer of the Company participated in the Private Placement. Specifically, such directors and the executive officer of the Company purchased, in the aggregate, 170,818 shares of restricted Common Stock on the same terms and conditions as all purchasers thereunder.

     Corrective Press Release

     As announced in the Company's press release dated February 16, 1999, it has come to the Company's attention that its patent pending technology was previously described in an earlier report as patented technology. To date, no such patent has yet been issued. There can be no assurance that patent protection will be granted with respect to the patent application or that, if granted, the validity of such patent will not be challenged or that the Company's technology will not infringe on the proprietary rights of any third party.

Item 6.   Exhibits and Reports on Form 8-K.

    (a)   Exhibits.

          4.1 Amended Loan Agreement dated as of October 23, 1998 made by and among Senesco, L.L.C., Phillippe O. Escaravage and South Edge International Limited.

          4.2  Loan  Agreement  dated as of October  23,  1998 made by and among
               Senesco,   L.L.C.,   Phillippe  O.   Escaravage   and   Parenteau
               Corporation.

          4.3 Form of Stock Purchase Agreement dated as of May 11, 1999 made by and among the Company and the Purchasers (as defined therein).

          4.4 Form of Registration Rights Agreement dated as of May 11, 1999 made by and among the Company and the Purchasers (as defined therein).

          4.5 Placement Agency Agreement dated as of April 30, 1999 made by and between the Company and Lionheart Services, Inc.

          10.1 Indemnification Agreement dated as of February 23, 1999 made by and between the Company and Thomas C. Quick.

          10.2 Indemnification Agreement dated as of March 1, 1999 made by and between the Company and Ruedi Stalder.

          10.3 Research Agreement dated as of September 1, 1998 made by and among Senesco, Inc., Dr. John E. Thompson and The University of Waterloo.

          27   Financial Data Schedule.

    (b)   Reports on Form 8-K.

          None.

                                   SIGNATURES



     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SENESCO TECHNOLOGIES, INC.


DATE:  May 24, 1999                By:  /s/ Phillip O. Escaravage
                                      -------------------------------------
                                       Phillip O. Escaravage, Chairman and Chief
                                       Operating Officer
                                       (Principal Executive Officer)



DATE:  May 24, 1999                By:  /s/ Sascha P. Fedyszyn
                                      -------------------------------------
                                       Sascha P. Fedyszyn, Vice President
                                       (Principal Financial and
                                       Accounting Officer)