Form 10KSB
period 1999-06-30
NAVA LEISURE USA INC
filed 1999-09-28
CIK 1035354

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1999
                           Commission File No. 0-22307

                           SENESCO TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              Idaho                                     84-1368850
----------------------------------          ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


34 Chambers Street, Princeton, New Jersey                              08542
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                           (Zip Code)

                                 (609) 252-0680
                         ------------------------------
                         (Registrant's Telephone Number,
                              Including Area Code)

     Securities registered under to Section 12(b) of the Exchange Act:

   Title of each class                 Name of each exchange on which registered
   -------------------                 -----------------------------------------

          None


         Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, $.0015 par value per share.

     Check whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes:    X                      No:
                     -----                       -----


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State Registrant's revenues for fiscal year ended June 30, 1999: $0

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $12,372,150 at August 31, 1999 based on the average bid and asked prices on that date.


     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of August 31, 1999:

Class                                                  Number of Shares
-----                                                  ----------------

Common Stock, $.0015 par value                             3,106,067


     Transitional Small Business Disclosure Format

               Yes:                           No:  X
                     -----                       -----


     The following documents are incorporated by reference into the Annual Report on Form 10-KSB: Portions of the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders are incorporated by reference into
Part III of this Report.

                                TABLE OF CONTENTS
                                -----------------

           Item                                                            Page
           ----                                                            ----

PART I     1.   Business.....................................................1

           2.   Properties...................................................7

           3.   Legal Proceedings............................................7

           4.   Submission of Matters to a Vote of Security Holders..........7

PART II    5.   Market for the Company's Common Equity and Related
                Stockholder Matters..........................................8

           6.   Management's Discussion and Analysis or Plan of Operation....9

           7.   Financial Statements........................................12

           8.   Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure.........................12

PART III   9.   Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16 (a) of the
                Exchange Act................................................13

           10.  Executive Compensation......................................13

           11.  Security Ownership of Certain Beneficial Owners
                and Management..............................................13

           12.  Certain Relationships and Related Transactions..............13

           13.  Exhibits, List and Reports on Form 8-K......................13

SIGNATURES .................................................................14

EXHIBIT INDEX ..............................................................16

FINANCIAL STATEMENTS.......................................................F-1

                                     PART I


ITEM 1. BUSINESS.

GENERAL


     The predecessor entity to the registrant, Nava Leisure USA, Inc. (the registrant, prior to the Merger (defined below), is referred to herein, as "Nava"), was organized on April 1, 1964 under the laws of the State of Idaho under the name, "Felton Products, Inc.," having the stated purpose of engaging in various investment activities, without limitation of its general corporate powers to engage in any lawful activities. Nava engaged in limited investment and business development operations and, from the time of its inception, Nava has undergone several name and business changes. Until the Merger and since approximately 1988, Nava had no assets, capital or income. Prior to the Merger, Nava was considered a development stage company and, due to its status as a "shell" corporation, its principal business purpose was to merge with or otherwise acquire an operating entity.

     On March 27,  1997,  Nava  voluntarily  registered  its Common  Stock under
Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in order to make information concerning itself more readily available to the public. On October 9, 1998, Nava entered into an Agreement and Plan of Merger by which, subject to approval of the stockholders of Nava, Nava Leisure Acquisition Corp., a New Jersey corporation and a wholly-owned subsidiary of Nava, was to merge with and into Senesco, Inc., a New Jersey corporation ("Senesco"), and the stockholders of Senesco were to receive newly issued, unregistered and restricted common stock of Nava such that the stockholders of Senesco would acquire a majority of Nava's outstanding common Stock (the "Merger"). On January 21, 1999, the stockholders of Nava approved the Merger and the transactions contemplated thereby, and the Merger became effective on January 22, 1999. Pursuant to the Merger, Nava changed its name to Senesco Technologies, Inc. (herein referred to as the "Company"), and Senesco remained a wholly-owned subsidiary of the Company. Senesco was incorporated on November 24, 1998 under the name, "Senesco of New Jersey, Inc." and is the successor entity to Senesco, L.L.C., a New Jersey limited liability company which was formed on June 25, 1998.

BUSINESS OF THE COMPANY

     The business of the Company is currently operated through Senesco. The primary business of the Company is the development and commercial exploitation of potentially significant technology in connection with the identification and characterization of a gene (a lipase gene) and other genes which the company believes control the aging (senescence) of all plant tissues (flowers, fruits and vegetables).

     Senescence in plant tissues is the natural aging of these tissues. Loss of cellular membrane integrity attributable to lipase gene expression is an early event during the senescence of all plant tissues that prompts the deterioration of fresh flowers, fruits and vegetables. This loss of integrity, which is attributable to the formation of lipid metabolites in membrane bilayers that "phase-separate," causes the membranes to become "leaky." A decline in cell function ensues leading to deterioration and eventual death (spoilage) of the tissue.

     Presently, the technology utilized by the industry for controlling senescence and increasing the shelf life of flowers, fruits and vegetables relies on reducing ethylene biosynthesis, and hence only has application to a limited number of plants that are ethylene-sensitive.

     The Company's research and development plan focuses on four major groups of consumer products: fruits, vegetables, flowers and agronomic crops. The Company's research and development efforts seek to isolate and characterize the lipase gene in an example from each of these four categories. Once a gene is characterized, the Company seeks to create a transgenic (i.e., genetically altered) example of each to show proof of concept in each category. The Company is presently focusing on tomato, carnation, arabidopsis and banana plants. The Company has successfully proceeded towards the benchmarks for ultimate gene isolation and gene characterization, and transformation for these four plants according to the internal time-table defined in the Company's research and development plan.

     Within the next  year,  as work is  completed  on these  four  plants,  the
Company will continue its research and development strategy by expanding the altered lipase technology into a variety of other commercially viable agricultural crops. Such plants are expected to include corn, lettuce and strawberries, among others. The company is also identifying and characterizing other genes that are involved in the aging (senescence) process. Following development of altered lipase seedlings and seeds, if successful, the Company's overall marketing strategy is expected to be flexible in order to allow for differences in plant reproduction and farming procedures customarily utilized in different sectors of the broad agricultural and horticultural markets. There can be no assurance, however, that the Company's research and development efforts will be successful, or if successful, that the Company will successfully commercially exploit its technology.

JOINT VENTURE

     On May 14, 1999, the Company entered into a joint venture agreement with Rahan Meristem Ltd., an Israeli company engaged in the worldwide export marketing of banana germ-plasm (the "Joint Venture"). The Company will contribute, by way of a limited, exclusive world-wide license to the Joint Venture, access to its technology, discoveries, inventions, know-how (patentable or otherwise), pertaining to plant genes and their cognate expressed proteins that are induced during senescence (plant aging) for the purpose of developing, on a joint basis, genetically altered banana plants which will result in a "longer shelf life" banana. Rahan Meristem Ltd. will contribute its technology, inventions and know-how with respect to banana plants. The Joint Venture is equally owned by each of the parties. There can be no assurance, however, that the Company's Joint Venture will be successful, or if successful, that the Company will successfully commercially exploit its technology.

     The Joint Venture applied for and received a conditional grant which totals $340,000 over a four year period from the Israel - U.S. Binational Research and Development (the "BIRD") Foundation (the "BIRD Grant"). The Joint Venture will receive a conditional grant in the first year equal to $94,890 which constitutes 50% of the Joint Venture's year one research and development budget. Pursuant to the BIRD Grant, such grant, along with certain royalty payments, shall only be repaid to the BIRD Foundation upon the commercial success of the Joint Venture's technology, which success is measured based upon certain benchmarks and/or milestones achieved by the Joint Venture. Such benchmarks are reported periodically to the Foundation by the Joint Venture. Moreover, to date, the Company has independently received $10,573 from the BIRD Foundation for research and development expenses the Company has incurred which are associated with the research and development efforts of the Joint Venture.

TARGET MARKETS

     The complexities associated with marketing and distribution in the worldwide produce market will require the Company to adopt a multi-faceted commercialization strategy. The Company plans on utilizing three channels of distribution, depending on the reproductive system of the plant in question. First, for plants which reproduce via seeds, the Company intends to license its technology to a major marketing and distribution partner in return for development and royalty payments. Second, for plants which are grown using seedlings, the Company intends to distribute such plants directly to growers because these markets are traditionally more segmented and more readily entered by smaller companies. Third, where the Company may not have access to a major distribution partner or the ability to create a distribution channel "in house", the Company intends to enter into strategic alliances to access needed commercialization and marketing expertise, as was done with the Joint Venture in the case of banana plants.

INDUSTRY MARKET TRENDS

     The Company's competitors in the industry are primarily focused on research and development rather than commercialization. Those which are presently attempting to distribute their technology have generally utilized one of the three possible commercialization distribution channels outlined above. In addition, some competitors are owned by established produce distribution companies, which alleviates the need for strategic alliances, while others are attempting to create their own distribution and marketing channels.

INTELLECTUAL PROPERTY

     Research and Development Agreement

     The inventor of the Company's technology, John E. Thompson, Ph.D., is the Dean of Science at the University of Waterloo in Waterloo, Ontario and was recently appointed as the President and Chief Executive Officer of the Company. Dr. Thompson is also a shareholder of the Company and owns approximately 13.68% of the outstanding shares of the Common Stock of the Company as of June 30, 1999. Senesco entered into a three-year research and development agreement, dated as of September 1, 1998, with Dr. Thompson and the University of Waterloo (the "Research and Development Agreement"). The Research and Development Agreement provides that the University of Waterloo shall perform research and development under the direction of Senesco, and Senesco shall pay for the cost of such work and make certain payments totaling $750,000 Canadian (as specified therein).

     Patent Applications

     Dr. Thompson and his colleagues, Yuwen Hong and Katalin Hudak, filed a patent application on June 26, 1998 (the "Original Patent Application") to protect their invention, which is directed to methods for controlling senescence in plants. By assignment dated June 25, 1998 and recorded with the United States Patent and Trademark Office (the "PTO") on June 26, 1998, Dr. Thompson and Messrs. Hong and Hudak assigned all of their rights in and to the Original Patent Application and any other applications filed in the United States or elsewhere with respect to the invention and/or improvements thereto to Senesco, L.L.C. The Company succeeded to the assignment and ownership of the Original Patent Application. Dr. Thompson, and Messrs. Hong and Hudak filed an amendment to the Original Patent Application on February 16, 1999 (the "Amended Patent Application" and together with the Original Patent Application, the "Patent Application") titled "DNA Encoding A Plant Lipase, Transgenic Plants and a Method for Controlling Senescence in Plants." The Amended Patent Application serves as a continuation of the Original Patent Application. Concurrent with the filing of the Amended Patent Application with the PTO and as in the case of the Original Patent Application, Dr. Thompson, Messrs. Hong and Hudak assigned all of their rights in and to the Amended Patent Application and any other applications filed in the United States or elsewhere with respect to such invention and/or improvements thereto to Senesco. Dr. Thompson and Messrs. Hong and Hudak have received shares of restricted common stock of the Company in consideration for the assignment of the Patent Application. The inventions, which were the subject of the Patent Application, include a method for controlling senescence of plants, a vector containing a cDNA whose expression regulates senescence, and a transformed microorganism expressing the lipase of cDNA. Management believes that the inventions provide a means for delaying deterioration and spoilage, which could greatly increase the shelf-life of fruits, vegetables, and flowers by silencing or substantially repressing the expression of the lipase gene induced coincident with the onset of senescence.

     The  Company   filed  a  second   patent   application   (the  "New  Patent
Application") on July 6, 1999, titled "DNA Encoding A Plant Deoxyhypusine Synthase, Transgenic Plants and A Method for Controlling Programmed Cell Death in Plants." The inventors named on the patent are Dr. John E. Thompson, Tzann-Wei Wang and Dongen Lily Lu. Concurrent with the filing of the New Patent Application with the PTO and as in the case of the Patent Application, Dr. Thompson, Messrs. Wang and Lu assigned all of their rights in and to the New Patent Application and any other applications filed in the United States or elsewhere with respect to such invention and/or improvements thereto to Senesco. Dr. Thompson and Messrs. Wang and Lu have received options to purchase common stock of the Company in consideration for the assignments of the New Patent Application. The inventions include a method for the genetic modification of plants to control the onset of either age-related or stress-induced senescence, an isolated DNA molecule encoding a senescence induced gene, and an isolated protein encoded by the DNA molecule listed above. There can be no assurance that patent protection will be granted with respect to the Patent Application or the New Patent Application or that, if granted, the validity of such patents will not be challenged. Furthermore, there can be no assurance that claims of infringement upon the proprietary rights of others will not be made, or if made, could be successfully defended against.

GOVERNMENT REGULATION

     At present, the U.S. federal government regulation of biotechnology is divided among three agencies. The U.S. Department of Agriculture (the "USDA") regulates the import and interstate movement of specific types of genetic engineering that may be used in the creation of transgenic plants. The Environmental Protection Agency (the "EPA") regulates activity related to the invention of plant pesticides and herbicides, which may include certain kinds of transgenic plants. The Food and Drug Administration (the "FDA") regulates foods derived from new plant varieties. The FDA requires that transgenic plants meet the same standards for safety that are required for all other plants and foods in general. Except in the case of additives that significantly alter a food's structure, the FDA does not require any additional standards or specific approval for genetically engineered foods but expects transgenic plant developers to consult the FDA before introducing a new food into the market place.

     The Company believes that its current activities, which to date have been confined to research and development efforts, do not require licensing or approval by any governmental regulatory agency. The Company may be required, however, to obtain such licensing or approval from the governmental regulatory agencies described above prior to the commercialization of its genetically engineered plants. There can be no assurance that such licensing or approval by any governmental regulatory agency will be obtained in a timely manner, if at all. In addition, government regulations are subject to change and, in such event, there can be no assurance that the Company may not be subject to additional regulations or require such licensing or approval in the future.

COMPETITION

     The Company's competitors in the field of delaying plant senescence through genetic modification are companies that develop and produce transgenic plants. Such companies include: Agritope Inc.; Dekalb Genetics; ArgEvo; DNAP Holding Corporation; and Garst Seed Company, among others. The Company believes that its proprietary technology is unique and, therefore, places the Company at a competitive advantage in the industry. However, there can be no assurance that its competitors will not develop a similar product with superior properties or at greater cost-effectiveness than the Company.

MARKETING

     Based upon the Company's multi-faceted commercialization strategy described above, the Company anticipates that there may be a significant period of time before plants altered using the Company's technology reach consumers. Thus, the Company has not begun to actively market its technology directly to consumers, but the Company has sought to establish itself within the industry through its advertising program in trade journals, newspapers and a national magazine.

EMPLOYEES

     The Company currently has five employees, four of whom are currently executive officers and are involved in the management of the Company.

     Moreover, the officers are assisted by a Scientific Advisory Board made up of prominent experts in the field of transgenic plants. A. Carl Leopold, Ph.D. serves as Chairman of the Scientific Advisory Board. He is currently a member and a W.H. Crocker Scientist Emeritus of the Boyce Thompson Institute for Plant Research at Cornell University. Dr. Leopold has held numerous academic appointments  and  memberships,  including  staff  member  of  the  Science  and
Technology Policy Office during the Nixon and Ford Administrations, and positions with the National Science Foundation and the National Aeronautics and Space Administration. Alan B. Bennett, Ph.D., and William R. Woodson, Ph.D. are the other members of the Scientific Advisory Board. Dr. Bennett is the Associate Dean of the College of Agricultural and Environmental Sciences at the University of California, Davis. His research interests include: the molecular biology of tomato fruit development and ripening; the molecular basis of membrane transport; and cell wall disassembly. Dr. Woodson is the Associate Dean of Agriculture and Director of Agricultural Research Programs at Purdue University. He has been a visiting professor at many universities worldwide including the John Innis Institute in England and the Weizmann Institute of Science in Israel. Dr. Woodson is a world-recognized expert in horticultural science and serves on numerous international and national committees and professional societies.

     In addition to his service on the Scientific Advisory Board, the Company utilizes Dr. Bennett as a consultant experienced in the transgenic plant industry.

     Furthermore, pursuant to the Research and Development Agreement, the majority of the Company's research and development activities are conducted at the University of Waterloo under the supervision of Dr. Thompson. The Company utilizes the University's substantial research staff including graduate and post-graduate researchers.

     The Company anticipates hiring additional employees in the next year to meet needs created by possible expansion of its marketing activities and product development.

SAFE HARBOR STATEMENT

     Certain statements included in the Form 10-KSB, including, without limitation, statements regarding the anticipated growth in the markets for the Company's services, the continued development of the lipase technology, the approval of the Company's Patent Applications, the possibility of governmental approval in order to sell or offer for sale to the general public a genetically engineered plant or plant product, the successful implementation of the Joint Venture with Rahan Meristem Ltd., the success of the Research and Development Agreement, statements relating to the Company's Patent Applications, the anticipated longer term growth of the Company's business, and the timing of the projects and trends in future operating performance, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The factors discussed herein and others expressed from time to time in the Company's filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements.

ITEM 2.   PROPERTIES.

     The Company subleases office space in Princeton, New Jersey from a company controlled by a director and stockholder of the Company for a monthly rental of approximately $5,500 on a month-to-month basis. The space is in excellent condition and the Company believes it can use these offices for the foreseeable future. This office space is adequately insured by the lessor.

     Over the past year the Company has purchased certain office equipment for $21,623. The Company believes this equipment meets its needs and has an estimated useful life of four years. The Company also leases computers at a cost of approximately $400 per month. In addition, the Company has purchased certain office furniture for $53,902. The Company believes this furniture is suitable and has an estimated useful life of seven years.


ITEM 3.   LEGAL PROCEEDINGS.

     The Company is not a party to any material legal proceedings.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II


ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

     Since January 25, 1999, the Company's Common Stock has been traded on the NASD OTC Bulletin Board under the symbol SENO.

     The following table sets forth the range of the high and low sales bid quotations for the Common Stock for each of the quarters since the quarter ended March 31, 1999 as reported on the NASD OTC Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

            Quarter                               Common
             Ended                                 Stock
             -----                                 -----
                                            High           Low
                                            ----           ---

     March 31, 1999                         $7.00         $4.00
     (since January 25, 1999)

     June 30, 1999                          $6.625        $4.75


     As of August 31, 1999, the approximate number of holders of record of the Common Stock was 381.

     The Company has neither paid nor declared dividends on its Common Stock since its inception and does not plan to pay dividends on its Common Stock in the foreseeable future. The Company expects that any earnings which the Company may realize will be retained to finance the growth of the Company.

     Change in Securities and Use of Proceeds

     On January 21, 1999, in connection with the Merger, Nava effected a three-for-one reverse stock split whereby the 3,000,025 shares of issued and outstanding common stock of Nava, $.0005 par value, was reduced to 1,000,008 shares of common stock, $.0015 par value (the "Common Stock"). The actual number of shares was reduced to 999,898 due to adjustments for fractional shares. In addition, the number of shares of authorized Common Stock was decreased from 50,000,000 shares, $.0005 par value, to 16,666,667 shares, $.0015 par value.

     On January 22, 1999, Nava issued an aggregate of 1,700,000 shares of restricted Common Stock of Nava, on a post-split basis, to the shareholders of Senesco in connection with the Merger.

     On May 21, 1999, the Company issued an aggregate of 379,597 shares of restricted Common Stock of the Company to accredited investors in connection with the Private Placement (as defined below). Certain directors of the Company participated in the Private Placement. Specifically, such directors of the Company purchased, in the aggregate, 170,818 shares of restricted Common Stock on the same terms and conditions as the other purchasers thereunder.

     No underwriter was employed by the Company in connection with the issuance of the securities described above; however, the Company did engage the services of a placement agent in connection with the Private Placement. The placement agent was entitled to receive a 10% sales commission on the first $800,000 raised and a 5% sales commission on the remaining balance, and elected to receive 26,572 shares of restricted Common Stock of the Company as compensation. The Company believes that the issuance of the foregoing shares of Common Stock of the Company was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Act"), as transactions not involving a public offering. No public offering was involved and the securities were acquired by accredited investors for investment and not with a view to distribution. Appropriate legends have been affixed to the stock certificates issued to the shareholders of Senesco and the purchasers of the Private Placement. All purchasers had adequate access to information about the Company.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1999, the Company's cash balance was $946,691, and the Company's working capital was $786,646. As of June 30, 1999, the Company had a tax loss carry-forward of $1,168,995 to off-set future taxable income. There can be no assurance, however, that the Company will be able to take advantage of the entire amount of such tax loss carry-forward, if at all, in future fiscal years.

     To date, the Company has not generated any revenues. The Company has not been profitable since inception, may incur additional operating losses in the future, and may require additional financing to continue the development and commercialization of its technology. While the Company does not expect to generate significant revenues from the sale of products in the near future, the Company may enter into licensing or other agreements with marketing and distribution partners that may result in license fees, revenues from contract research, or other related revenue.

     On October 22, 1998, as amended on October 23, 1998, Senesco entered into a loan agreement with South Edge International Limited providing for a bridge loan in the aggregate amount of $352,000 (the "South Edge Loan"). In addition, on October 23, 1998, Senesco entered into a loan agreement with the Parenteau Corporation providing for a bridge loan in the aggregate amount of $108,000 (the "Parenteau Loan" and, together with the South Edge Loan, the "Bridge
Financing"). The Bridge Financing is evidenced by promissory notes bearing interest at an annual rate equal to the prime rate as reported in the Wall Street Journal plus 2%. The Bridge Financing was made in anticipation of the Merger, and provided that in the event the Company consummated an equity financing in excess of $1,500,000, the entire loan amount outstanding under the Bridge Financing, plus accrued interest, will become immediately due and payable. At the consummation of the Private Placement discussed below, the Company repaid all amounts due under the Bridge Financing, equal to an aggregate of $480,314, which included accrued interest of $20,314.

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

     The Company anticipates that it will be able to fund operations over the next twelve (12) months. To enable the Company to fund its research and development and commercialization efforts, including the hiring of additional employees, and in order to pay off the Bridge Financing, the Company, on May 21, 1999, consummated a private placement of 379,597 shares of its Common Stock, at $5.26875 per share, for an aggregate gross proceeds of $2,000,000 (the "Private Placement"). See "Item 5. Market for the Company's Common Equity and Related Stockholder Matters - Change in Securities and Use of Proceeds."

     The Company engaged Lionheart Services, Inc. as its placement agent (the "Placement Agent"), pursuant to the Placement Agency Agreement dated as of April 30, 1999 (the "Placement Agency Agreement"). The Placement Agency Agreement provided for, among other things, a 10% sales commission on the first $800,000 raised and a 5% sales commission on the remaining balance, to be in cash or in Common Stock of the Company. The Placement Agent elected to be paid in stock, and as a result, the Company issued 26,572 shares of restricted Common Stock of the Company to the Placement Agent in consideration of such commissions.

     In connection with the Private Placement, the Company also executed a Common Stock Purchase Agreement with each purchaser of Common Stock, dated as of May 11, 1999 (the "Stock Purchase Agreement"). Pursuant to the Stock Purchase Agreement, the purchase price per share of Common Stock was equal to $5.26875, calculated based upon 80% of the average closing bid and ask prices of the Company's Common Stock during the twenty (20) trading days ending three days prior to the Closing Date (as defined therein). The Stock Purchase Agreement also provided for price protection whereby upon the issuance or sale by the Company of any additional Common Stock or Common Stock equivalents within a period of sixty (60) days following the Closing Date, other than options or warrants currently outstanding as of the date of the Stock Purchase Agreement, for a consideration per share less than the purchase price provided for in the Stock Purchase Agreement (the "Reduced Purchase Price"), then the Company shall immediately issue such additional shares of Common Stock to the purchaser which each such purchaser's investment would have purchased at the Reduced Purchase Price. To date, the Company has not issued any Common Stock at such Reduced Purchase Price. In addition, the Company entered into a Registration Rights Agreement with each purchaser dated as of May 11, 1999 (the "Registration Rights Agreement"). The Registration Rights Agreement provides for, among other things, a demand registration right beginning after January 22, 2000, as well as piggy-back registration rights for a three-year period from the Closing Date. The shares issued to each purchaser in the Private Placement are identical to the Common Stock held by all of the Company's shareholders.

     Furthermore, certain directors of the Company participated in the Private Placement. Specifically, such directors of the Company purchased, in the aggregate, 170,818 shares of restricted Common Stock on the same terms and conditions as the other purchasers thereunder.

EUROPEAN MONETARY UNION

     On January 1, 1999, eleven of the fifteen member countries of the European Union set fixed conversion rates between their existing legacy currencies and the euro. As such, these participating countries have agreed to adopt the euro as their common legal currency. The eleven participating countries will issue sovereign debt exclusively in euro and will redenominate outstanding sovereign debt. The legacy currencies will continue to be used as legal tender through January 1, 2002, at which point the legacy currencies will be canceled and euro bills and coins will be used for cash transactions in the participating countries.

     Except for the Company's Research and Development Agreement with The University of Waterloo which is payable in Canadian dollars, the Company has no other agreements or transactions denominated in foreign currency. Thus, the Company currently does not believe that the euro conversion will have a material impact on the Company's financial condition or results of operations.

YEAR 2000 COMPLIANCE

     Historically, certain computer programs have been written using two digits rather than four to define the applicable year, which could result in the computer recognizing a date using "00" as the year 1900 rather than the year 2000. This, in turn, could result in major system failures or miscalculations, and is generally referred to as the "Year 2000 Problem." The Company has assessed its state of readiness with respect to the Year 2000 Problem. The Company's management has reviewed and tested the Company's internal business systems for Year 2000 compliance. The Company believes that, based on results of such review and testing, the Company's internal business systems, including its computer systems, are Year 2000 compliant. The Company has not and does not anticipate any material future expenditures relating to the Year 2000 compliance of its internal systems. There can be no assurance, however, that the Year 2000 Problem will not adversely affect the Company's business, financial condition, results of operations or cash flows.

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

RESULTS OF OPERATIONS

Fiscal Year ended June 30, 1999
-------------------------------

     The Company is a development stage company. From its inception of operations on July 1, 1998 through June 30, 1999 ("Fiscal 1999"), the Company had no revenues. In addition, operating expenses, consisting of general and administrative expenses, sales and marketing expenses and research and development expenses, were $1,168,995 for Fiscal 1999.

     For Fiscal 1999, general and administrative expenses were $982,347, consisting primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance.

     For Fiscal 1999, sales and marketing expenses were $0.

     For Fiscal 1999, research and development expenses were $173,461, consisting primarily of professional salaries and benefits, fees associated with the Research and Development Agreement and allocated overhead charged to research and development projects.

     The Company has incurred losses since inception and had an accumulated deficit of $1,168,995 at June 30, 1999. The Company expects to continue to incur expenditures for research, product development, marketing and administrative activities.

     The Company does not expect to generate significant revenues from product sales for, approximately, the next two to three years during which the Company will engage in significant research and development efforts. However, the Company may enter into licensing or other agreements with marketing and distribution partners that may result in license fees, revenues from contract research, and other related revenues. No assurance can be given, however, that such research and development efforts will result in any commercially viable products, or that any licensing or other agreements with marketing and distribution partners will be entered into and result in revenues. Successful future operations will depend on the Company's ability to transform its research and development activities into commercializable products.


ITEM 7.   FINANCIAL STATEMENTS.

     The financial statements required to be filed pursuant to this Item 7 are included in this Annual Report on Form 10-KSB. A list of the financial statements filed herewith is found at "Item 13. Exhibits, List, and Reports on Form 8-K."


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 9.   DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The information relating to the Company's directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.


ITEM 10.  EXECUTIVE COMPENSATION.

     The discussion under the heading "Executive Compensation" in the Company's definitive proxy statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The discussion under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.


ITEM 13.  EXHIBITS, LIST, AND REPORTS ON FORM 8-K.

     (a)    (1)     Financial Statements.

            Reference is made to the Index to Financial Statements on Page F-1.

     (a)    (2)     Financial Statement Schedules.

            None.

     (a)    (3)     Exhibits.

            Reference is made to the Index to Exhibits on Page 16.

     (b)    Reports on Form 8-K.

            No reports on Form 8-K were filed during the Company's fourth fiscal quarter.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of September, 1999.


                                             SENESCO TECHNOLOGIES, INC.



                                             By: /s/Phillip O. Escaravage
                                                --------------------------------
                                             Phillip O. Escaravage, Chairman and
                                             Chief Operating Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                     TITLE                          DATE
---------                     -----                          ----


/s/Phillip O. Escaravage      Chairman, Chief Operating      September 28, 1999
--------------------------
Phillip O. Escaravage         Officer and Director
                              (principal executive officer)

/s/Sascha P. Fedyszyn         Vice President                 September 28, 1999
--------------------------
Sascha P. Fedyszyn            (principal financial and
                              accounting officer)

/s/Christopher Forbes         Director                       September 28, 1999
--------------------------
Christopher Forbes


/s/Steven Katz                Director                       September 28, 1999
--------------------------
Steven Katz


/s/Thomas Quick               Director                       September 28, 1999
--------------------------
Thomas Quick


/s/Ruedi Stalder              Director                       September 28, 1999
--------------------------
Ruedi Stalder

                                  EXHIBIT INDEX

Exhibit
   No.                        Description of Exhibit
-------                       ----------------------

2.1 Merger Agreement and Plan of Merger dated as of October 9, 1998 made by and among Nava Leisure USA, Inc., an Idaho corporation, the Principal Stockholders (as defined therein), Nava Leisure Acquisition Corp., and Senesco, L.L.C. (Incorporated by reference to the Company's definitive proxy statement on Schedule 14A dated January 11, 1999.)

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

3.3 Certificate of Amendment to the Company's Articles of Incorporation filed with the Secretary of State of the State of Idaho on January 21, 1999. (Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended December 31, 1998.)

4.1 Loan Agreement dated as of October 22, 1998 made by and among Senesco, L.L.C., Phillippe O. Escaravage, and South Edge International Limited. (Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended December 31, 1998.)

4.2 Amended Loan Agreement dated as of October 23, 1998 made by and among Senesco, L.L.C., Phillippe O. Escaravage and South Edge International Limited. (Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended March 31, 1999.)

4.3 Loan Agreement dated as of October 23, 1998 made by and among Senesco, L.L.C., Phillippe O. Escaravage and Parenteau Corporation. (Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended March 31, 1999.)

4.4 Form of Stock Purchase Agreement dated as of May 11, 1999 made by and among the Company and the Purchasers (as defined therein). (Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended March 31, 1999.)

4.5 Form of Registration Rights Agreement dated as of May 11, 1999 made by and among the Company and the Purchasers (as defined therein). (Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended March 31, 1999.)

4.6 Placement Agency Agreement dated as of April 30, 1999 made by and between the Company and Lionheart Services, Inc. (Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended March 31, 1999.)

10.1* 1998 Stock Option Plan. (Incorporated by reference to the Company's definitive proxy statement on Schedule 14A dated January 11, 1999.)

Exhibit
   No.                        Description of Exhibit
-------                       ----------------------

10.2 Indemnification Agreement dated as of January 21, 1999 made by and between the Company and Phillippe O. Escaravage. (Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended December 31, 1998.)

10.3 Indemnification Agreement dated as of January 21, 1999 made by and between the Company and Christopher Forbes. (Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended December 31, 1998.)

10.4 Indemnification Agreement dated as of January 21, 1999 made by and between the Company and Steven Katz. (Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended December 31, 1998.)

10.5 Indemnification Agreement dated as of February 23, 1999 made by and between the Company and Thomas C. Quick. (Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended March 31, 1999.)

10.6 Indemnification Agreement dated as of March 1, 1999 made by and between the Company and Ruedi Stalder. (Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended March 31, 1999.)

10.7* Employment Agreement dated as of January 21, 1999 made by and between Senesco, Inc. and Phillippe O. Escaravage. (Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended December 31, 1998.)

10.8* Employment Agreement dated as of January 21, 1999 made by and between Senesco, Inc. and Sascha P. Fedyszyn. (Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended December 31, 1998.)

10.9* Employment Agreement dated as of January 21, 1999 made by and between Senesco, Inc. and Christian P.R. Ahrens. (Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended December 31, 1998.)

10.10 Research Agreement dated as of September 1, 1998 made by and among Senesco, Inc., Dr. John E. Thompson and The University of Waterloo. (Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended March 31, 1999.)

21        Subsidiaries of the Registrant.

27        Financial Data Schedule for the year ended June 30, 1999.

---------------
* A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 13(a) of Form 10-KSB.


           (b)      Reports of Form 8-K

                    None.

                                       SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                   (a development stage company)


                                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------







INDEPENDENT AUDITOR'S REPORT                                            F-2


CONSOLIDATED FINANCIAL STATEMENTS:

   Balance Sheet                                                        F-3
   Statement of Operations                                              F-4
   Statement of Stockholders' Equity                                    F-5
   Statement of Cash Flows                                              F-6
   Notes to Consolidated Financial Statements                        F-7 - F-11

INDEPENDENT AUDITOR'S REPORT




To the Board of Directors of
Senesco Technologies, Inc.


We have audited the accompanying consolidated balance sheet of Senesco Technologies, Inc. and Subsidiary as of June 30, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Senesco Technologies, Inc. and Subsidiary as of June 30, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




GOLDSTEIN GOLUB KESSLER LLP
New York, New York

August 6, 1999

                                       SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                   (a development stage company)

                                                      CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
June 30, 1999
--------------------------------------------------------------------------------

ASSETS

Current Assets:
  Cash                                                              $   946,691
  Prepaid expense                                                        12,542
--------------------------------------------------------------------------------
     TOTAL CURRENT ASSETS                                               959,233

Property and Equipment, at cost, net of accumulated depreciation
   of $3,251                                                             72,274

Intangibles, net of accumulated amortization of $752                     42,383

Deferred Income Tax Asset, net of valuation allowance of $473,000            --

Security Deposit                                                         10,863
--------------------------------------------------------------------------------
     TOTAL ASSETS                                                   $ 1,084,753
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                  $   169,733
  Accrued expenses                                                        2,854
--------------------------------------------------------------------------------
     TOTAL CURRENT LIABILITIES                                          172,587
--------------------------------------------------------------------------------

Commitments

Stockholders' Equity:
  Preferred stock - $.001 par value; authorized 5,000,000 shares;
   no shares issued                                                          --
  Common  stock - $.0015 par value; authorized
   16,666,667 shares; issued and outstanding 3,106,067 shares             4,659
  Capital in excess of par                                            2,076,502
  Deficit accumulated during the development stage                   (1,168,995)
--------------------------------------------------------------------------------
     STOCKHOLDERS' EQUITY                                               912,166
--------------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 1,084,753
================================================================================



                                  See Notes to Consolidated Financial Statements

                                       SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                   (a development stage company)

                                            CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

YEAR ENDED JUNE 30, 1999
--------------------------------------------------------------------------------

Revenue                                                                      --

Operating expenses:
  General and administrative                                        $   982,397
  Research and development                                              173,461
--------------------------------------------------------------------------------
Total operating expenses                                              1,155,858

Interest expense, net of interest income of $9,133                       13,137
--------------------------------------------------------------------------------
Net loss                                                            $(1,168,995)
================================================================================

Loss per common share                                               $      (.65)
================================================================================

Weighted-average number of common shares outstanding                  1,784,958
================================================================================




                                  See Notes to Consolidated Financial Statements

                                       SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                   (a development stage company)

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

YEAR ENDED JUNE 30, 1999
--------------------------------------------------------------------------------

                                                                         DEFICIT
                                                                       ACCUMULATED
                                       COMMON STOCK         CAPITAL     DURING THE          TOTAL
                                       ------------
                                     NUMBER                IN EXCESS    DEVELOPMENT      STOCKHOLDERS'
                                    OF SHARES   AMOUNT      OF PAR        STAGE             EQUITY
------------------------------------------------------------------------------------------------------
Common stock outstanding              999,898   $1,500   $    (1,500)          --               --

Contribution of capital through
 payment of expenses                      --        --        85,179           --      $    85,179

Issuance of common stock in
 reverse merger on January 22,
 1999 at $.0015 per share           1,700,000    2,550        (2,550)          --               --

Issuance of common stock for cash
 on May 21, 1999 for $5.26875 per
 share                                379,597      569     1,995,413           --        1,995,982

Issuance of common stock for
 placement fees on May 21, 1999
 at $.0015 per share                   26,572       40           (40)          --               --

Net loss                                   --       --           --   $(1,168,995)      (1,168,995)

------------------------------------------------------------------------------------------------------
Balance at June 30, 1999            3,106,067   $4,659   $2,076,502   $(1,168,995)     $   912,166
======================================================================================================



                                  See Notes to Consolidated Financial Statements

                                       SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                   (a development stage company)

                                            CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

YEAR ENDED JUNE 30, 1999
--------------------------------------------------------------------------------

Cash flows from operating activities:
  Net loss                                                          $(1,168,995)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Capital contributed through payment of expenses by stockholder       85,179
    Depreciation and amortization                                         4,003
    Increase in operating assets:
      Prepaid expense                                                   (12,542)
      Patent costs                                                      (43,135)
      Security deposit                                                  (10,863)
    Increase in operating liabilities:
      Accounts payable                                                  169,733
      Accrued expenses                                                    2,854
--------------------------------------------------------------------------------
       NET CASH USED IN OPERATING ACTIVITIES                           (973,766)

Cash flows used in investing activity - purchase of property
 and equipment                                                          (75,525)

Cash flows from financing activity - proceeds from issuance
 of common stock                                                      1,995,982
================================================================================
Net increase in cash and cash at end of year                        $   946,691
================================================================================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the year for interest                            $    22,270
================================================================================


                                  See Notes to Consolidated Financial Statements

                                       SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                   (a development stage company)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   PRINCIPAL      The accompanying consolidated  financial  statements include
     BUSINESS       the  accounts of  Senesco Technologies, Inc. ("ST") and  its
     ACTIVITY AND wholly owned subsidiary, Senesco, Inc. ("SI"), collectively SUMMARY OF the "Company." All significant intercompany accounts and
     SIGNIFICANT    transactions have been eliminated in consolidation.
     ACCOUNTING
     POLICIES:      SI, a New Jersey  corporation,  was incorporated on November
                    24, 1998 and is the successor entity to Senesco, L.L.C., a New Jersey limited liability company, which was formed on June 25, 1998 but commenced operations on July 1, 1998. This transfer was accounted for at historical cost in a manner similar to a pooling of interests with the recording of net assets acquired at their historical book value.

                    The Company is a development stage company that was organized to commercially exploit technology acquired and developed in connection with the identification and characterization of genes which control the aging of fruits, vegetables, flowers and crops.

                    On January 21, 1999, Nava Leisure USA, Inc. ("Nava"), an Idaho corporation and the predecessor registrant to the Company, effected a one-for-three reverse-stock-split, restating the number of shares of common stock outstanding from 3,000,025 to 999,898. In addition, the number of authorized common stock was decreased from 50,000,000 shares, $.0005 par value, to 16,666,667 shares, $.0015 par value (the "Common Stock").

                    On January 22, 1999, Nava consummated a merger (the "Merger") with SI. Nava issued 1,700,000 shares of Common Stock, on a post-split basis, for all of the outstanding capital stock of SI. Pursuant to the Merger, the stockholders of SI acquired majority control of Nava, and the name of Nava was changed to Senesco Technologies, Inc. and SI remained a wholly owned subsidiary of ST. For accounting purposes, the Merger has been treated as a recapitalization of the Company with SI as the acquirer (a reverse acquisition).

                    Intangible assets consist of costs related to acquiring patents, which are being amortized using the straight-line method over 17 years.

                    Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the assets.

                    The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company believes that there is no significant credit risk with respect to these accounts.

                    Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply when the differences are expected to be realized.

                    Research and development expenses are charged to operations when incurred.

                                       SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                   (a development stage company)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                    The Company measures stock-based compensation cost using APB Opinion No. 25 as is permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation.

                    Loss per common share is computed by dividing the loss by the weighted-average number of common shares outstanding during the period. During the year ended June 30, 1999, there were no dilutive securities outstanding.

                    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

                    Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

2.   PROPERTY AND   Property and equipment, at cost, consists of the following:
     EQUIPMENT:
                                                                      Estimated
                                                                     Useful Life
                    ------------------------------------------------------------

                    Equipment                          $21,623          4 years
                    Furniture and fixtures              53,902          7 years
                    ------------------------------------------------------------
                                                        75,525
                    Accumulated depreciation            (3,251)
                    ------------------------------------------------------------
                                                       $72,274
                    ============================================================

                    Depreciation aggregated $3,251 for the year ended June 30, 1999.

3.   RELATED PARTY  During  the  year  ended  June  30,  1999,  a  director  and
     TRANSACTIONS:  stockholder of the Company  paid  expenses,  on its  behalf, aggregating $85,179. These amounts were contributed by the stockholder as capital to the Company.

                    In January 1999, the Company entered into an arrangement to sublease office space from a company controlled by a director and stockholder of the Company. This sublease is for a monthly rental of approximately $5,500 and is on a month-to-month basis. The Company believes that this arrangement is on terms at least as favorable as the Company would have received from a third party.

                                       SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                   (a development stage company)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.   STOCKHOLDERS'  On May 21, 1999, the Company consummated a private placement
     EQUITY: of 379,597 shares of its Common Stock for cash consideration of $2,000,000 less costs of $4,018. Pursuant to the Placement Agency Agreement, the Placement Agent was to receive $140,000 in either cash or common stock, as defined. The Placement Agent received 26,572 shares of common stock valued at $5.26875 per share for its services. In connection with the Private Placement, the Company also executed a Common Stock Purchase Agreement with each purchaser of Common Stock, dated as of May 11, 1999 (the "Stock Purchase Agreement"). Pursuant to the Stock Purchase Agreement, the purchase price per share of Common Stock was determined by taking 80% of the average closing bid and ask prices of the Company's Common Stock during the 20 trading days ending 3 days prior to the closing date, as defined. The Stock Purchase Agreement also provides for price protection whereby upon issuance or sale by the Company of any additional Common Stock or Common Stock equivalents within a period of 60 days following the closing date, other than options or warrants currently outstanding as of the date of the Stock Purchase Agreement, for a consideration per share less than the purchase price provided for in the Stock Purchase Agreement (the "Reduced Purchase Price"), then the Company shall immediately issue such additional shares of Common Stock to the purchaser which each such purchaser's investment would have purchased at the Reduced Purchase Price. In addition, the Company entered into a Registration Rights Agreement with each purchaser dated May 11, 1999 (the "Registration Rights Agreement"). The Registration Rights Agreement provides for, among other things, a demand registration right beginning after January 22, 2000, as well as piggy-back registration rights for a three-year period from the closing date. Certain directors of the Company participated in the Private Placement. Specifically, such directors of the Company purchased, in the aggregate, 170,818 shares of Restricted Common Stock on the same terms and conditions as all purchasers thereunder.

                    On October 22, 1998, as amended on October 23, 1998, the Company entered into a loan agreement with South Edge
                    International Limited providing for a bridge loan in the aggregate amount of $352,000 (the "South Edge Loan"). In addition, on October 23, 1998, the Company entered into a loan agreement with the Parenteau Corporation providing for a bridge loan in the aggregate amount of $108,000 (the "Parenteau Loan"). The Parenteau Loan and the South Edge Loan constitute the "Bridge Financing." The Bridge Financing is evidenced by promissory notes bearing interest at an annual rate equal to the prime rate as reported in the Wall Street Journal plus 2%. The Bridge Financing was made in anticipation of the Merger (see Note 1), and provided that in the event the Company consummated an equity financing in excess of $1,500,000, the outstanding amounts due under the Bridge Financing, plus accrued interest, would become immediately due and payable. Upon completion of the Private Placement discussed above, the Company repaid all amounts due under the Bridge Financing.

                    During the year ended June 30, 1999, the Company adopted the 1998 Stock Incentive Plan (the "Plan") which provides for the grant of stock options and stock purchase rights to certain designated employees and certain other persons performing services for the Company, as designated by the board of directors. Pursuant to the Plan, an aggregate of 500,000 shares of common stock have been reserved for issuance. During the year ended June 30, 1999, no options or rights were granted.

                                       SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                   (a development stage company)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

5.   INCOME TAXES:  The Company files a consolidated  federal income tax return.
                    The subsidiary files separate state and local income tax returns.

                    The provision for income taxes differs from the amount computed using the federal statutory rate of 34% as a result of the following:

                    Federal statutory rate                                (34)%
                    Increase in valuation allowance                        34
                    ------------------------------------------------------------
                                                                          - 0 -
                    ============================================================

                    At June 30, 1999, the deferred income tax asset consists of the following:

                    Deferred tax asset:
                      Net operating loss carryforward                 $ 473,000
                      Valuation allowance                              (473,000)
                    ------------------------------------------------------------
                        Net deferred tax asset                        $   - 0 -
                    ============================================================

                    At  June  30,  1999,  the  Company  has net  operating  loss
                    carryforwards  of  approximately   $1,169,000  available  to
                    offset future taxable income through 2019.


6.   COMMITMENTS:   Effective  September  1, 1998,  the Company  entered  into a
                    three-year   research  and  development   agreement  with  a
                    stockholder of the Company and the university with whom he is affiliated. The stockholder and the university will provide research and development under the direction of the Company. The agreement is renewable annually by the Company which has the right of termination upon 30 days' advance written notice. Total amounts due under the agreement for the three-year period shall be limited to $735,000. Research and development expense under this agreement for the year ended June 30, 1999 aggregated $169,140.

                    Effective May 1, 1999, the Company entered into a consulting agreement for research and development with such stockholder. This agreement provides for monthly payments of $3,000 through June 2001. The agreement shall be automatically renewable for two additional three-year terms, unless either of the parties provides the other with written notice within six months of the end of the term.

                                       SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                   (a development stage company)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                    The Company has employment agreements with certain employees who are also stockholders of the Company. These agreements provide for a base compensation and additional amounts, as defined. The agreements expire at various dates through January 2002. Future base compensation to be paid under the agreements as of June 30, 1999 is as follows:

                    Year ending June 30,

                         2000                                          $127,200
                         2001                                            97,000
                         2002                                            33,000
                    ------------------------------------------------------------
                                                                       $257,200
                    ============================================================


7.   JOINT VENTURE: On May 14, 1999,  the Company  entered into a joint  venture agreement ("Joint Venture") with an Israeli partnership that is engaged in the worldwide marketing of genetically engineered banana plants. The purpose of the Joint Venture is to develop genetically altered banana plants which will result in a longer shelf life banana. The Joint Venture is owned 50% by the Company and 50% by the Israeli partnership. During the period from May 14, 1999 to June 30, 1999, the Joint Venture had no revenue. The Company's portion of the Joint Venture's expenses approximated $15,000 and is included in research and development expenses for the year ended June 30, 1999.


8.   SUBSEQUENT     In July 1999,  the Joint Venture  applied for and received a
     EVENT:         conditional grant from the Israel - United States Binational
                    Research and Development Foundation (the "BIRD Foundation").
                    This  agreement  will  allow the Joint  Venture  to  receive
                    $340,000 over a four-year period. Grants received from the BIRD Foundation will be paid back only upon the commercial success of the Joint Venture's technology, as defined.