Form 10QSB
period 1999-09-30
SENESCO TECHNOLOGIES INC
filed 1999-11-15
CIK 1035354

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                           Commission File No. 0-22307

                           SENESCO TECHNOLOGIES, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         Delaware                                         84-1368850
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


34 Chambers Street, Princeton, New Jersey                               08542
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

                   Yes:  X                             No:
                       ----                               ----

     State the number of shares outstanding of each of the Issuer's classes of common stock, as of October 31, 1999:


           Class                                       Number of Shares
           -----                                       ----------------

Common Stock, $.01 par value                               6,212,134

     Transitional Small Business Disclosure Format (check one):

                   Yes:                                No:  X
                       ----                               ----

                    SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY


                                TABLE OF CONTENTS

                                                                            Page
PART I    FINANCIAL INFORMATION

        Item 1.   Financial Statements..................................      1

             CONDENSED CONSOLIDATED BALANCE SHEET
             as of September 30, 1999 (unaudited).......................      2

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ended September 30, 1999, From
             Inception on July 1, 1998 through September 30, 1998,
             and From Inception on July 1, 1998 through
             September 30, 1999 (unaudited).............................      3

             CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'
             EQUITY (DEFICIT) From Inception on July 1, 1998
             through September 30, 1999 (unaudited).....................      4

             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
             For the Three Months Ended September 30, 1999, From
             Inception on July 1, 1998 through September 30, 1998,
             and From Inception on July 1, 1998 through
             September 30, 1999 (unaudited).............................      5

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (unaudited)................................................      6

        Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Plan of Operation.......................      9

             Liquidity and Capital Resources............................     15
             Results of Operations......................................     17

PART II   OTHER INFORMATION

        Item 2.   Changes in Securities and Use of Proceeds.............     18

        Item 5.   Other Information.....................................     19

        Item 6.   Exhibits and Reports on Form 8-K......................     20

SIGNATURES        ......................................................     21

                         PART I. FINANCIAL INFORMATION.


ITEM 1.   FINANCIAL STATEMENTS.

     Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, although Senesco Technologies, Inc. (the "Company") and its subsidiary, Senesco, Inc., a New Jersey corporation ("Senesco") believe that the disclosures are adequate to assure that the information presented is not misleading in any material respect.

     The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire fiscal year.

                    SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                    -----------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------
                                   (unaudited)

                                                                   September 30,
                                                                        1999
                                                                   -------------
                             ASSETS
                             ------

CURRENT ASSETS:
Cash............................................................    $   457,241
Prepaid expense.................................................          6,772
                                                                    -----------
    Total Current Assets........................................    $   464,013

Equipment, net..................................................         73,787
Intangible assets, net..........................................         54,928
Security deposit................................................         10,863
                                                                    -----------
    TOTAL ASSETS................................................    $   603,591
                                                                    ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------

CURRENT LIABILITIES:

Accounts payable................................................         79,721
Accrued expenses................................................         11,466
                                                                    -----------
    Total Current Liabilities...................................         91,187
                                                                    -----------

Grant payable...................................................         10,573
                                                                    -----------
    TOTAL LIABILITIES...........................................        101,760
                                                                    -----------

STOCKHOLDERS' EQUITY:

Preferred stock, 5,000,000 shares, $0.01 par value, authorized;
  0 shares issued and outstanding...............................             --

Common stock, 20,000,000 shares, $0.01 par value, authorized;
  6,212,134 issued and outstanding..............................         62,121
Capital in excess of par........................................      2,503,232
Deficit accumulated during the development stage................     (1,675,326)
Deferred fees...................................................       (388,196)
                                                                    -----------
  Total Stockholders' Equity....................................        501,831
                                                                    -----------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................    $   603,591
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


                                             For the Three     From Inception on       From Inception on
                                              Months Ended    July 1, 1998 through    July 1, 1998 through
                                             September 30,       September 30,            September 30,
                                                  1999                1998                     1999
                                            ---------------   --------------------    --------------------
Revenue................................       $        --        $         --             $         --

Operating Expenses:

  General and administrative...........           387,131              85,179                1,369,528
  Research and development.............           119,200                  --                  292,661
                                               ----------         -----------              -----------
Total Operating Expenses...............           506,331              85,179                1,662,189

Interest expense, net..................                --                  --                   13,137
                                               ----------         -----------              -----------
Net Loss...............................       $  (506,331)       $    (85,179)            $ (1,675,326)
                                               ==========         ===========              ===========

Basic Net Loss Per Share...............       $     (0.08)       $      (0.04)            $      (0.41)
                                               ==========         ===========              ===========

Basic Weighted Average
   Number of Shares Outstanding........         6,212,134           1,999,796                4,099,502
                                               ==========         ===========              ===========



            See Notes to Condensed Consolidated Financial Statements.

                    SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                    -----------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
       ------------------------------------------------------------------
      FROM INCEPTION ON JULY 1, 1998 THROUGH SEPTEMBER 30, 1999 (unaudited)
      ---------------------------------------------------------------------

                                                                                     Deficit
                                                                                   Accumulated
                                                                                    During the
                                                            Capital in Excess      Development     Deferred
                                       Common Stock            of Par Value           Stage          Fees          Total
                                    ------------------       -----------------      -----------     --------       -----
                                    Shares      Amount
                                    ------      ------
Common stock outstanding.......     999,898   $  1,500         $   (1,500)        $        --     $      --      $      --

Contribution of capital
through payment of expenses....          --         --             85,179                  --            --         85,179

Issuance of common stock in
reverse merger on January 22,
1999 at $0.0015 per share......   1,700,000      2,550             (2,550)                 --            --             --

Issuance of common stock for
cash on May 21, 1999 at
$5.26875 per share.............     379,597        569          1,995,413                  --            --      1,995,982

Issuance of common stock for
placement fees on May 21, 1999
at $0.0015 per share...........      26,572         40                (40)                 --            --             --

Fair market value of options
and warrants granted on
September 7, 1999..............          --         --            484,192                  --      (388,196)        95,996

Two for one stock split,
reincorporation, and change in
par value to $0.01 effective
September 30, 1999.............   3,106,067     57,462            (57,462)                 --            --             --

Net loss.......................          --         --                 --          (1,675,326)           --     (1,675,326)
                                -----------   --------         ----------         -----------     ---------      ---------

Balance at September 30, 1999..   6,212,134   $ 62,121         $2,503,232         $(1,675,326)    $(388,196)     $ 501,831
                                ===========   ========         ==========         ===========     =========      =========


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

                                                                       From Inception      From Inception
                                                      For the Three    on July 1, 1998    on July 1, 1998
                                                       Months Ended        through            through
                                                      September 30,     September 30,      September 30,
                                                           1999             1998               1999
                                                      -------------    ---------------    ---------------
Cash flows used in operating activities:
Net loss............................................    $ (506,331)      $  (85,179)       $ (1,675,326)
Adjustments to reconcile net loss
  to cash used in operating activities:
Capital contributed through payment of expenses
  by stockholder....................................            --           85,179              85,179
Issuance of stock options and warrants for services.        95,996               --              95,996
Depreciation and amortization.......................         4,097               --               8,100
(Increase) decrease in operating assets:
Prepaid expense.....................................         5,770               --              (6,772)
Patent costs........................................       (13,278)         (16,417)            (56,413)
Security deposit....................................            --               --             (10,863)
Increase (decrease) in operating liabilities:
Accounts payable....................................       (90,012)          16,417              79,721
Accrued expenses....................................         8,612               --              11,466
                                                        ----------       ----------        ------------
Cash flows used in operating activities.............      (495,146)              --          (1,468,912)
                                                        ----------       ----------        ------------

Cash flows from investing activity:
Purchase of equipment...............................        (4,877)              --             (80,402)
                                                        ----------       ----------        ------------

Cash flows provided by financing activity:
Proceeds from grant.................................        10,573               --              10,573
Proceeds from issuance of common stock..............            --               --           1,995,982
                                                        ----------       ----------        ------------
Cash flows provided by financing activities.........        10,573               --           2,006,555
                                                        ----------       ----------        ------------

Net increase (decrease) in cash.....................      (489,450)              --             457,241

Cash at beginning of period.........................       946,691               --                  --
                                                        ----------       ----------        ------------

Cash at end of period...............................    $  457,241               --        $    457,241
                                                        ==========       ==========        ============

Supplemental disclosures of cash flow information:
Interest paid.......................................    $       --       $       --        $     22,270
                                                        ==========       ==========        ============


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

     In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of September 30, 1999, the results of its operations and cash flows for the three months ended September 30, 1999 and for the period from inception on July 1, 1998 through September 30, 1998 and its operations and cash flows for the period from inception on July 1, 1998 through September 30, 1999.

     Interim results are not necessarily indicative of results for the full fiscal year.

     Senesco, a wholly-owned subsidiary of the Company, was incorporated on November 24, 1998 and is the successor entity to Senesco, L.L.C., a New Jersey limited liability company, which was formed on June 25, 1998 but commenced operations on July 1, 1998. This transfer was accounted for at historical cost in a manner similar to a pooling of interest with the recording of net assets acquired at their historical book value.

     Senesco is a development stage company that was organized to commercially exploit technology acquired and developed in connection with the identification and characterization of genes which control the aging of fruits, flowers, vegetables and crops.


Note 2 - Loss Per Share:

     Basic loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding during the period. During the period from inception on July 1, 1998 through September 30, 1999, there were no dilutive securities outstanding. During the quarter ending September 30, 1999, shares to be issued upon the exercise of options and warrants are not included in the computation of loss per share as their effect is anti-dilutive.

                    SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                    -----------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (unaudited)


Note 3 - Significant Events:

     In July 1999, a Joint Venture, to which the Company is a 50% owner, applied for and received a conditional grant from the Israel - United States Binational Research and Development Foundation (the "BIRD Foundation"). This agreement will allow the Joint Venture to receive $340,000 over a four-year period. During the three months ended September 30, 1999, the Company received $10,573 from the BIRD Foundation for research and development expenses the Company has incurred which are associated with the research and development efforts of the Joint Venture. Grants received from the BIRD Foundation will be paid back only upon the commercial success of the Joint Venture, as defined.

     On September 7, 1999, pursuant to the Company's 1998 Stock Incentive Plan (the "Plan"), the Company granted options to purchase an aggregate of 407,000 shares of the Company's common stock (the "Options"), on a post-Stock Split basis, as follows: (i) 200,000 Options to Directors of the Company, with one-half of the Options vesting on September 7, 1999 and one-half of the Options vesting on June 30, 2000, 40,000 of such Options were granted at an exercise price of $3.85, and the remaining 160,000 Options were granted at an exercise price of $3.50; (ii) 30,000 Options to members of the Company's Scientific Advisory Board at an exercise price equal to $3.50 per share, vesting upon the completion of a one year term on January 31, 2000; (iii) 90,000 Options to Officers of the Company, with 36,666 Options vesting on the date of grant, 20,000 Options vesting on June 30, 2000, 16,667 Options vesting on the first anniversary from the date of grant, and 16,667 Options vesting on the second anniversary from the date of grant, 40,000 of such Options were granted at an exercise price of $3.85, and the remaining 50,000 Options were granted at an exercise price of $3.50; and (iv) 87,000 Options to the Company's employees and consultants, at an exercise price equal to $3.50 per share, with 16,334 Options vesting on the date of grant, 5,000 Options vesting on July 15, 2000, 24,000 Options vesting on the first anniversary from the date of grant, 23,998 Options vesting on the second anniversary from the date of grant, and 17,668 Options vesting on the third anniversary from the date of grant.

     On September 7, 1999, the Company granted to their patent counsel as partial consideration for services rendered, options to purchase 10,000 shares of the Company's Common Stock, on a post-Stock Split adjusted basis, at an exercise price equal to $3.50 per share, with 3,332 options vesting on the date of grant, 3,334 options vesting on the first anniversary of the date of grant, and 3,334 options vesting on the second anniversary of the date of grant. Such options were granted outside of the Company's Plan.

     Christopher Forbes, a director of the Company is Vice-Chairman of Forbes, Inc., which publishes Forbes Magazine, a leading business publication. Forbes, Inc. has provided and will continue to provide the Company with advertising, introductions to strategic alliance partners

                    SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                    -----------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (unaudited)


and, from time to time, use of its office space, entertainment facilities and various other support services. The value of the past and future services are approximately $205,000. In recognition of the these past services and services to be provided in the future, the Board of Directors approved and granted to Forbes, Inc., a warrant to purchase 80,000 shares of Common Stock, on a post-Stock Split adjusted basis, at an exercise price of $3.50 per share, which was the closing bid on the NASD OTC Bulletin Board on the day of grant. Such warrant vests as follows: 20,000 on the date of grant and 20,000 on each of the first, second and third anniversary of the date of grant.

     On September 29, 1999, the Board of Directors of the Company approved and declared a 2-for-1 forward stock split (the " Stock Split"). Stockholders of record as of the close of business on October 8, 1999 received one (1) additional share of the Company's Common Stock for every one (1) share of Common Stock held on that date. The Stock Split became effective on the NASD OTC Bulletin Board on October 25, 1999. All share and per share amounts provided in the foregoing financial statements have been restated to reflect the Stock Split as of September 30, 1999.


     On September 30, 1999, the Board of Directors of the Company approved the reincorporation of the Company solely for the purpose of changing its state of incorporation from the state of Idaho to the state of Delaware. In order to facilitate such reincorporation, on September 30, 1999 the Company, an Idaho Corporation, merged with and into the newly formed Senesco Technologies, Inc., a Delaware Corporation (the "Reincorporation"). Stockholder approval for the Reincorporation was obtained at the January 21, 1999 Special Meeting of Stockholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION.

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

     On September 29, 1999, the Board of Directors of the Company approved and declared a 2-for-1 forward stock split (the " Stock Split"). Stockholders of record as of the close of business on October 8, 1999 received one (1) additional share of the Company's Common Stock for every one (1) share of Common Stock held on that date. The Stock Split became effective on the NASD OTC Bulletin Board on October 25, 1999.

     On September 30, 1999, the Board of Directors of the Company approved the reincorporation of the Company solely for the purpose of changing its state of incorporation from the state of Idaho to the state of Delaware. In order to facilitate such reincorporation, the Company, an Idaho Corporation, on September 30, 1999, merged with and into the newly formed Senesco Technologies, Inc., a Delaware Corporation (the "Reincorporation"). Stockholder approval for the Reincorporation was obtained at the January 21, 1999 Special Meeting of Stockholders.

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

     The Company's research and development plan focuses on four major groups of consumer products: fruits, vegetables, flowers and row crops. The Company's research and development efforts seek to isolate and characterize the lipase gene in an example from each of these four categories. Once a gene is characterized, the Company seeks to create a transgenic (i.e., genetically altered) example of each to show proof of concept in each category. The Company is presently focusing on tomato, carnation, arabidopsis and banana plants. The Company has successfully proceeded towards the benchmarks for ultimate gene isolation and gene characterization, and transformation for these four plants according to the internal time-table defined in the Company's research and development plan.

     Within the next  year,  as work is  completed  on these  four  plants,  the
Company will continue its research and development strategy by expanding the altered lipase technology into a variety of other commercially viable agricultural crops. Such plants are expected to include corn, lettuce and strawberries, among others. The company is also identifying and characterizing other genes that are involved in the aging (senescence) process. Following development of altered lipase seedlings and seeds, if successful, the Company's overall marketing strategy is expected to be flexible in order to allow for differences in plant reproduction and farming procedures customarily utilized in different sectors of the broad agricultural and horticultural markets. There can be no assurance, however, that the Company's research and development efforts will be successful, or if successful, that the Company will be able to commercially exploit its technology.

     Joint Venture

     On May 14, 1999, the Company entered into a joint venture agreement with Rahan Meristem Ltd., an Israeli company engaged in the worldwide export marketing of banana germ-plasm (the "Joint Venture"). The Company will contribute, by way of a limited, exclusive world-wide license to the Joint Venture, access to its technology, discoveries, inventions, know-how

(patentable or otherwise), pertaining to plant genes and their cognate expressed proteins that are induced during senescence (plant aging) for the purpose of developing, on a joint basis, genetically altered banana plants which will result in a "longer shelf life" banana. Rahan Meristem Ltd. will contribute its technology, inventions and know-how with respect to banana plants. The Joint Venture is equally owned by each of the parties. There can be no assurance, however, that the Company's Joint Venture will be successful, or if successful, that the Company will be able to commercially exploit its technology.

     The Joint Venture applied for and received a conditional grant which totals $340,000 over a four year period from the Israel - U.S. Binational Research and Development (the "BIRD") Foundation (the "BIRD Grant"). The Joint Venture will receive a conditional grant in the first year equal to $94,890 which constitutes 50% of the Joint Venture's year one research and development budget. Pursuant to the BIRD Grant, such grant, along with certain royalty payments, shall only be repaid to the BIRD Foundation upon the commercial success of the Joint Venture's technology, which success is measured based upon certain benchmarks and/or milestones achieved by the Joint Venture. Such benchmarks are reported periodically to the Foundation by the Joint Venture. Moreover, to date, the Company has received $10,573 from the BIRD Foundation for research and development expenses the Company has incurred which are associated with the research and development efforts of the Joint Venture.

INTELLECTUAL PROPERTY

     Research and Development Agreement

     The inventor of the Company's technology, John E. Thompson, Ph.D., is the Dean of Science at the University of Waterloo in Waterloo, Ontario and was recently appointed as the Executive Vice President of Research and Development of the Company. Dr. Thompson is also a stockholder of the Company and owns
13.68% of the outstanding shares of the Common Stock of the Company as of September 30, 1999. Senesco entered into a three-year research and development agreement, dated as of September 1, 1998, with Dr. Thompson and the University of Waterloo (the "Research and Development Agreement"). The Research and
Development Agreement provides that the University of Waterloo shall perform research and development under the direction of Senesco, and Senesco shall pay for the cost of such work and make certain payments totaling $750,000 Canadian (as specified therein)

     The Company's future research and development program focuses on the discovery and development of new gene technologies which aim to extend shelf life and to confer other positive traits on fruits, flowers, vegetables and row crops. Over the next twelve months, the Company plans the following research and development initiatives: (A) the isolation of new genes in the arabidopsis plant and tomato plant at the University of Waterloo; (B) the isolation of new genes in the carnation plant pursuant to an agreement with Dr. Sasha Vainstein of Hebrew University; and (C) the isolation of new genes in the banana plant through the Joint Venture. Transgenic plants that possess new beneficial traits such as drought and disease protection will then be developed in each of these varieties. The Company also plans to expand its research and development initiative beyond these four plants into a variety of other crops.

     Patent Applications

     Dr. Thompson and his colleagues, Yuwen Hong and Katalin Hudak, filed a patent application on June 26, 1998 (the "Original Patent Application") to protect their invention, which is directed to methods for controlling senescence in plants. By assignment dated June 25, 1998 and recorded with the United States Patent and Trademark Office (the "PTO") on June 26, 1998, Dr. Thompson and Messrs. Hong and Hudak assigned all of their rights in and to the Original Patent Application and any other applications filed in the United States or elsewhere with respect to the invention and/or improvements thereto to Senesco, L.L.C. The Company succeeded to the assignment and ownership of the Original Patent Application. Dr. Thompson, and Messrs. Hong and Hudak filed an amendment to the Original Patent Application on February 16, 1999 (the "Amended Patent Application" and together with the Original Patent Application, the "First Patent Application") titled "DNA Encoding A Plant Lipase, Transgenic Plants and a Method for Controlling Senescence in Plants." The Amended Patent Application serves as a continuation of the Original Patent Application. Concurrent with the filing of the Amended Patent Application with the PTO and as in the case of the Original Patent Application, Dr. Thompson, Messrs. Hong and Hudak assigned all of their rights in and to the Amended Patent Application and any other applications filed in the United States or elsewhere with respect to such invention and/or improvements thereto to Senesco. Dr. Thompson and Messrs. Hong and Hudak have received shares of restricted common stock of the Company in consideration for the assignment of the First Patent Application. The inventions, which were the subject of the First Patent Application, include a method for controlling senescence of plants, a vector containing a cDNA whose expression regulates senescence, and a transformed microorganism expressing the lipase of cDNA. Management believes that the inventions provide a means for delaying deterioration and spoilage, which could greatly increase the shelf-life of fruits, vegetables, and flowers by silencing or substantially repressing the expression of the lipase gene induced coincident with the onset of senescence.

     The Company filed a second patent application (the "Second Patent Application") on July 6, 1999, titled "DNA Encoding A Plant Deoxyhypusine Synthase, Transgenic Plants and A Method for Controlling Programmed Cell Death in Plants." The inventors named on the patent are Dr. John E. Thompson, Tzann-Wei Wang and Dongen Lily Lu. Concurrent with the filing of the Second Patent Application with the PTO and as in the case of the First Patent Application, Dr. Thompson, Messrs. Wang and Lu assigned all of their rights in and to the Second Patent Application and any other applications filed in the United States or elsewhere with respect to such invention and/or improvements thereto to Senesco. Dr. Thompson and Messrs. Wang and Lu have received options to purchase common stock of the Company in consideration for the assignments of the Second Patent Application. The inventions include a method for the genetic modification of plants to control the onset of either age-related or stress-induced senescence, an isolated DNA molecule encoding a senescence induced gene, and an isolated protein encoded by the DNA molecule. There can be no assurance that patent protection will be granted with respect to the First Patent Application or the Second Patent Application or that, if granted, the validity of such patents will not be challenged. Furthermore, there can be no assurance that claims of infringement upon the proprietary rights of others will not be made, or if made, could be successfully defended against.

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

     Employees

     The Company currently has six employees, four of whom are currently executive officers and are involved in the management of the Company.

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

     Safe Harbor Statement

     Certain statements included in this Form 10-QSB, including, without limitation, statements regarding the anticipated growth in the markets for the Company's services, the continued development of the lipase technology, the approval of the Company's Patent Applications, the possibility of governmental approval in order to sell or offer for sale to the general public a genetically engineered plant or plant product, the successful implementation of the Joint Venture with Rahan Meristem Ltd., the success of the Research and Development Agreement, statements relating to the Company's Patent Applications, the anticipated longer term growth of the Company's business, and the timing of the projects and trends in future operating performance, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The factors discussed herein and others expressed from time to time in the Company's filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements.

LIQUIDITY AND CAPITAL RESOURCES

     Overview

     As of September 30, 1999, the Company's cash balance was $457,241, and the Company's working capital was $372,826. As of September 30, 1999, the Company had a tax loss carry-forward of $1,675,326 to off-set future taxable income. There can be no assurance, however, that the Company will be able to take advantage of any or all of such tax loss carry-forward, if at all, in future fiscal years.

     Financing Needs

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

     The Company anticipates that it will be able to fund operations over the next twelve (12) months. To enable the Company to fund its research and development and commercialization efforts, including the hiring of additional employees, the Company, on May 21, 1999, consummated a private placement of 759,194 shares of its Common Stock, on a post-Stock Split adjusted basis, at $2.63 per share, on a post-Stock Split adjusted basis, for an aggregate gross proceeds of $2,000,000 (the "Private Placement").

     The Company engaged Lionheart Services, Inc. as its placement agent (the "Placement Agent"), pursuant to the Placement Agency Agreement dated as of April 30, 1999 (the "Placement Agency Agreement"). The Placement Agent elected to be paid in stock, and as a result, the Company issued 53,144 shares of restricted
Common Stock, on a post-Stock Split adjusted basis, of the Company to the Placement Agent in consideration of such commissions. In connection with the Private Placement, the Company also executed a Common Stock Purchase Agreement with each purchaser of Common Stock, dated as of May 11, 1999 (the "Stock Purchase Agreement"). Pursuant to the Stock Purchase Agreement, the purchase price per share of Common Stock was equal to $2.63, on a post-Stock Split adjusted basis. In addition, the Company entered into a Registration Rights Agreement with each purchaser dated as of May 11, 1999 (the "Registration Rights Agreement"). The Registration Rights Agreement provides for, among other things, a demand registration right beginning after January 22, 2000, as well as piggy-back registration rights for a three-year period from the Closing Date.

     Furthermore, certain directors of the Company participated in the Private Placement. Specifically, such directors of the Company purchased, in the aggregate, 341,636 shares of restricted Common Stock, on a post-Stock Split adjusted basis, on the same terms and conditions as the other purchasers thereunder.

     The Company anticipates receiving additional funds from the BIRD Grant to assist in funding its Joint Venture. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 and 1998
----------------------------------------------

     The Company is a development stage company, and revenues for each of the quarters ended September 30, 1999 ("First Quarter of Fiscal 2000") and 1998 ("First Quarter of Fiscal 1999") were zero. Operating expenses in each of the First Quarter of Fiscal 2000 and Fiscal 1999 were comprised of general and administrative expenses, sales and marketing expenses and research and development expenses. Operating expenses for each of the First Quarter of Fiscal 2000 and Fiscal 1999 were $506,331 and $85,179, respectively, an increase of $421,152 or 494%.

     General and administrative expenses in each of the First Quarter of Fiscal 2000 and Fiscal 1999 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. General and administrative expenses were $387,131 in the First Quarter of Fiscal 2000 and $85,179 in the First Quarter of Fiscal 1999. The increase during the First Quarter of Fiscal 2000 of $301,952 or 354%, from the corresponding Fiscal 1999 quarter, resulted primarily from the significant increase in operating activities.

     Sales and marketing expenses in each of the First Quarter of Fiscal 2000 and Fiscal 1999 were zero.

     Research and development expenses in each of the First Quarter of Fiscal 2000 and Fiscal 1999 consisted of professional salaries and benefits, fees associated with Research and Development Agreement and allocated overhead charged to research and development projects. Research and development expenses during each of the First Quarter of Fiscal 2000 and Fiscal 1999 were $119,200 and $0, respectively. The increase during the First Quarter of Fiscal 2000 of $119,200 from the corresponding Fiscal 1999 quarter, resulted primarily from the significant increase in operating activities.

Period From Inception on July 1, 1998 through September 30, 1999
----------------------------------------------------------------

     The Company is a development stage company. From inception through September 30, 1999, the Company had no revenues.

     The Company has incurred losses each year since inception and has an accumulated deficit of $1,675,326 at September 30, 1999. The Company expects to continue to incur losses over, approximately, the next two to three years from expenditures on research, product development, marketing and administrative activities.

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

                           PART II. OTHER INFORMATION.
                           ---------------------------

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On September 7, 1999, pursuant to the Company's 1998 Stock Incentive Plan (the "Plan"), the Company granted options to purchase an aggregate of 407,000 shares of the Company's common stock (the "Options"), on a post-Stock Split basis, as follows: (i) 200,000 Options to Directors of the Company, with one-half of the Options vesting on September 7, 1999 and one-half of the Options vesting on June 30, 2000, 40,000 of such Options were granted at an exercise price of $3.85, and the remaining 160,000 Options were granted at an exercise price of $3.50; (ii) 30,000 Options to members of the Company's Scientific Advisory Board at an exercise price equal to $3.50 per share, vesting upon the completion of a one year term on January 31, 2000; (iii) 90,000 Options to Officers of the Company, with 36,666 Options vesting on the date of grant, 20,000 Options vesting on June 30, 2000, 16,667 Options vesting on the first anniversary from the date of grant, and 16,667 Options vesting on the second anniversary from the date of grant, 40,000 of such Options were granted at an exercise price of $3.85, and the remaining 50,000 Options were granted at an exercise price of $3.50; and (iv) 87,000 Options to the Company's employees and consultants, at an exercise price equal to $3.50 per share, with 16,334 Options vesting on the date of grant, 5,000 Options vesting on July 15, 2000, 24,000 Options vesting on the first anniversary from the date of grant, 23,998 Options vesting on the second anniversary from the date of grant, and 17,668 Options vesting on the third anniversary from the date of grant.

     On September 7, 1999, the Company granted to their patent counsel as partial consideration for services rendered, options to purchase 10,000 shares of the Company's Common Stock, on a post-Stock Split adjusted basis, at an exercise price equal to $3.50 per share, with 3,332 options vesting on the date of grant, 3,334 options vesting on the first anniversary of the date of grant, and 3,334 options vesting on the second anniversary of the date of grant. Such options were granted outside of the Company's Plan.

     Christopher Forbes, a director of the Company is Vice-Chairman of Forbes, Inc., which publishes Forbes Magazine, a leading business publication. Forbes, Inc. has provided and will continue to provide the Company with advertising, introductions to strategic alliance partners and, from time to time, use of its office space, entertainment facilities and various other support services. The value of the past and future services are approximately $205,000. In recognition of the these past services and services to be provided in the future, the Board of Directors approved and granted to Forbes, Inc., a warrant to purchase 80,000 shares of Common Stock, on a post-Stock Split adjusted basis, at an exercise price of $3.50 per share, which was the closing bid on the NASD OTC Bulletin Board on the day of grant. Such warrant vests as follows: 20,000 on the date of grant and 20,000 on each of the first, second and third anniversary of the date of grant.

     No underwriter was employed by the Company in connection with the issuance of the securities described above. The Company believes that the issuance of the foregoing securities was exempt from registration under either (i) Section 4(2) of the Securities Act of 1933, as amended (the "Act"), as transactions not involving a public offering and such securities having been acquired for investment and not with a view to distribution, or (ii) Rule 701 under the Act as transactions made pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation. All recipients had adequate access to information about the Company.

ITEM 5.   OTHER INFORMATION.

     Forward Stock Split

     On September 29, 1999, the Board of Directors of the Company approved and declared a 2-for-1 forward stock split (the " Stock Split"). Stockholders of record as of the close of business on October 8, 1999 received one (1) additional share of the Company's Common Stock for every one (1) share of Common Stock held on that date. The Stock Split became effective on the NASD OTC Bulletin Board on October 25, 1999.

     Reincorporation

     On September 30, 1999, the Board of Directors of the Company approved the reincorporation of the Company solely for the purpose of changing its state of incorporation from the state of Idaho to the state of Delaware. In order to facilitate such reincorporation, on September 30, 1999, the Company, an Idaho Corporation, merged with and into the newly formed Senesco Technologies, Inc., a Delaware Corporation (the "Reincorporation"). Stockholder approval for the Reincorporation was obtained at the January 21, 1999 Special Meeting of Stockholders.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

          2.1 Agreement and Plan of Merger dated as of September 30, 1999 made by and between Senesco Technologies, Inc., an Idaho corporation, and Senesco Technologies, Inc., a Delaware Corporation.

          3.1 Certificate of Incorporation of the Company as filed with the state of Delaware on September 30, 1999.

          3.2  Bylaws of the Company as adopted on September 30, 1999.

          4.1  Form of Warrant with Forbes, Inc.

          4.2  Form of Option Agreement with Kenyon & Kenyon

          27     Financial Data Schedule.

     (b)  Reports on Form 8-K.

          None.

                                   SIGNATURES



     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SENESCO TECHNOLOGIES, INC.


DATE:  November 15, 1999               By:  /s/ Phillip O. Escaravage
                                          -------------------------------------
                                          Phillip O. Escaravage, Chairman, Chief
                                          Executive Officer and President
                                          (Principal Executive Officer)



DATE:  November 15, 1999               By:  /s/ Christian P. R. Ahrens
                                          -------------------------------------
                                          Christian P. R. Ahrens, Secretary
                                          (Principal Financial and Accounting
                                          Officer)