Form 10QSB
period 1999-12-31
SENESCO TECHNOLOGIES INC
filed 2000-02-14
CIK 1035354

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999
                           Commission File No. 0-22307

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

     State the number of shares outstanding of each of the Issuer's classes of common stock, as of December 31, 1999:


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


                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
PART I  FINANCIAL INFORMATION

     Item 1.   Financial Statements........................................   1

          CONDENSED CONSOLIDATED BALANCE SHEET
          as of December 31, 1999 (unaudited)..............................   2

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three Months Ended December 31, 1999 and
          December 31, 1998, For the Six Months Ended December 31, 1999,
          From Inception on July 1, 1998 through December 31, 1998, and
          From Inception on July 1, 1998 through December 31, 1999
          (unaudited)......................................................   3

          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'
          EQUITY (DEFICIT) From Inception on July 1, 1998 through
          December 31, 1999 (unaudited)....................................   4

          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
          For the Six Months Ended December 31, 1999, From Inception on
          July 1, 1998 through December 31, 1998, and From Inception on
          July 1, 1998 through December 31, 1999 (unaudited)...............   5

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (unaudited)......................................................   6

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Plan of Operation.............................  10

          Liquidity and Capital Resources..................................  15
          Plan of Operation................................................  17

PART II OTHER INFORMATION

     Item 2.   Changes in Securities and Use of Proceeds...................  18

     Item 4.   Shareholder Vote............................................  19

     Item 5.   Other Information...........................................  20

     Item 6.   Exhibits and Reports on Form 8-K............................  21

SIGNATURES        .........................................................  22

                         PART I. FINANCIAL INFORMATION.
                         ------------------------------


ITEM 1.   FINANCIAL STATEMENTS.

        Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, although Senesco Technologies, Inc. (the "Company") and its subsidiary, Senesco, Inc., a New Jersey corporation
("Senesco"), believe that the disclosures are adequate to assure that the information presented is not misleading in any material respect.

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

                                                                    December 31,
                                                                        1999
                                                                    ------------
                         ASSETS
                         ------

CURRENT ASSETS:
Cash............................................................    $   125,465
                                                                    -----------
    Total Current Assets........................................    $   125,465

Equipment, net..................................................         75,409
Intangible assets, net..........................................         61,220
Security deposit................................................         10,863
                                                                    -----------
    TOTAL ASSETS................................................    $   272,957
                                                                    ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable................................................        161,515
Accrued expenses................................................          5,728
                                                                    -----------
    Total Current Liabilities...................................        167,243
                                                                    -----------

Grant payable...................................................         10,573
                                                                    -----------
    TOTAL LIABILITIES...........................................        177,816
                                                                    -----------

STOCKHOLDERS' EQUITY:

Preferred stock, 5,000,000 shares, $0.01 par value, authorized;
  0 shares issued and outstanding...............................             --

Common stock, 20,000,000 shares, $0.01 par value, authorized;
  6,212,134 issued and outstanding..............................         62,121
Capital in excess of par........................................      3,739,445
Deficit accumulated during the development stage................     (2,163,799)
Deferred fees...................................................     (1,542,626)
                                                                    -----------
  Total Stockholders' Equity....................................         95,141
                                                                    -----------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................    $   272,957
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


                                                                                      From Inception   From Inception
                                      For the Three    For the Three    For the Six   on July 1, 1998  on July 1, 1998
                                      Months Ended     Months Ended     Months Ended      through          through
                                      December 31,     December 31,     December 31,    December 31,     December 31,
                                         1999             1998             1999            1998             1999
                                      -------------   -------------     ------------  ---------------  ---------------

Revenue............................    $       --      $       --        $       --      $       --       $        --

Operating Expenses:
  General and administrative.......       410,864         240,051           797,995         325,230         1,780,392
  Research and development.........        77,609           9,000           196,809           9,000           370,270
                                       ----------      ----------        ----------      ----------       -----------
Total Operating Expenses...........       488,473         249,051           994,804         334,230         2,150,662

Interest expense, net..............            --              --                --              --            13,137
                                       ----------      ----------        ----------      ----------       -----------
Net Loss...........................    $ (488,473)     $ (249,051)       $ (994,804)     $ (334,230)      $(2,163,799)
                                       ==========      ==========        ==========      ==========       ===========

Basic Net Loss Per Share...........    $    (0.08)     $    (0.12)       $    (0.16)     $    (0.17)      $        --
                                       ==========      ==========        ==========      ==========       ===========

Basic Weighted Average
   Number of Shares Outstanding....     6,212,134       1,999,796         6,212,134       1,999,796                --
                                       ==========      ==========        ==========      ==========       ===========


            See Notes to Condensed Consolidated Financial Statements.

                    SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                    -----------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
       ------------------------------------------------------------------
      FROM INCEPTION ON JULY 1, 1998 THROUGH DECEMBER 31, 1999 (unaudited)
      --------------------------------------------------------------------

                                                                           Deficit
                                                                         Accumulated
                                                                         During the
                                                      Capital in Excess  Development      Deferred
                                     Common Stock        of Par Value       Stage           Fees             Total
                                  ------------------  -----------------  -----------    ----------        -----------
                                  Shares      Amount
                                  ------      ------

Common stock outstanding......     999,898   $  1,500     $   (1,500)    $        --    $        --       $        --

Contribution of capital
through payment of expenses...          --         --         85,179              --             --            85,179

Issuance of common stock in
reverse merger on January 22,
1999 at $0.0015 per share.....   1,700,000      2,550         (2,550)             --             --                --

Issuance of common stock for
cash on May 21, 1999 at
$5.26875 per share............     379,597        569      1,995,413              --             --         1,995,982

Issuance of common stock for
placement fees on May 21, 1999
at $0.0015 per share..........      26,572         40            (40)             --             --                --

Fair market value of options
and warrants granted on
September 7, 1999.............          --         --        484,192              --       (388,196)           95,996

Two for one stock split,
reincorporation, and change in
par value to $0.01 effective
September 30, 1999............   3,106,067     57,462        (57,462)             --             --                --

Fair market value of warrants
granted on October 1, 1999....          --         --        325,000              --       (262,200)           62,800

Fair market value of warrants
granted on December 15, 1999..          --         --        911,213              --       (892,230)           18,983

Net loss......................          --         --             --      (2,163,799)          --          (2,163,799)
                                 ---------   --------     ----------     -----------    -----------       -----------

Balance at December 31, 1999..   6,212,134   $ 62,121     $3,739,445     $(2,163,799)   $(1,542,626)      $    95,141
                                 =========   ========     ==========     ===========    ===========       ===========


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

                                                                      From Inception      From Inception
                                                       For the Six    on July 1, 1998    on July 1, 1998
                                                       Months Ended       through            through
                                                       December 31,    December 31,        December 31,
                                                           1999             1998               1999
                                                       ------------   ---------------    ---------------
Cash flows used in operating activities:
Net loss............................................    $ (994,804)      $ (334,230)       $ (2,163,799)
Adjustments to reconcile net loss
  to cash used in operating activities:
Capital contributed through payment of expenses
   by stockholder...................................            --           85,179              85,179
Issuance of stock options and warrants for services.       177,779               --             177,779
Depreciation and amortization.......................         8,576              999              12,579
(Increase) decrease in operating assets:
Prepaid expense.....................................        12,542               --                  --
Patent costs........................................       (20,353)         (26,157)            (63,488)
Security deposit....................................            --          (10,863)            (10,863)
Increase (decrease) in operating liabilities:
Accounts payable....................................        (8,218)          34,831             161,515
Accrued expenses....................................         2,874               --               5,728
                                                        ----------       ----------         -----------
Cash flows used in operating activities.............      (821,604)        (250,241)         (1,795,370)
                                                        ----------       ----------         -----------

Cash flows from investing activity:
Purchase of equipment...............................       (10,195)         (29,854)            (85,720)
                                                        -----------      -----------        -----------

Cash flows provided by financing activity:
Proceeds from grant.................................        10,573               --              10,573
Proceeds from loans.................................            --          290,640                  --
Proceeds from issuance of common stock..............            --               --           1,995,982
                                                        ----------       ----------         -----------
Cash flows provided by financing activities.........        10,573          290,640           2,006,555
                                                        ----------       ----------         -----------

Net increase (decrease) in cash.....................      (821,226)          10,545             125,465

Cash at beginning of period.........................       946,691               --                  --
                                                        ----------       ----------         -----------

Cash at end of period...............................    $  125,465       $   10,545         $   125,465
                                                        ==========       ==========         ===========

Supplemental disclosures of cash flow information:
Interest paid.......................................    $       --       $       --         $    22,270
                                                        ==========       ==========         ===========


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

        In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of December 31, 1999, the results of its operations for the three months ended December 31, 1999 and 1998, the results of its operations and cash flows for the six months ended December 31, 1999 and for the period from inception on July 1, 1998 through December 31, 1998 and for the period from inception on July 1, 1998 through December 31, 1999.

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


NOTE 2 - LOSS PER SHARE:

        Basic loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding during the period. During the period from inception on July 1, 1998 through December 31, 1999 there were no dilutive securities outstanding. During the quarter ending December 31, 1999, shares to be issued upon the exercise of options and warrants are not included in the computation of loss per share as their effect is anti-dilutive.

                    SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                    -----------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (unaudited)


NOTE 3 - SIGNIFICANT EVENTS:

        In July 1999, a Joint Venture, to which the Company is a 50% owner, applied for and received a conditional grant from the Israel - United States Binational Research and Development Foundation (the "BIRD Foundation"). This agreement will allow the Joint Venture to receive $340,000 over a four-year period. During the six months ended December 31, 1999 the Company received $10,573 from the BIRD Foundation for research and development expenses the Company has incurred which are associated with the research and development efforts of the Joint Venture. Grants received from the BIRD Foundation will be paid back only upon the commercial success of the Joint Venture, as defined.

        On September 7, 1999, pursuant to the Company's 1998 Stock Incentive Plan (the "Plan"), the Company granted options to purchase an aggregate of 407,000 shares of the Company's common stock (the "Options"), as follows: (i) 200,000 Options to Directors of the Company, with one-half of the Options vesting on September 7, 1999 and one-half of the Options vesting on June 30, 2000, 40,000 of such Options were granted at an exercise price of $3.85, and the remaining 160,000 Options were granted at an exercise price of $3.50; (ii)
30,000 Options to members of the Company's Scientific Advisory Board at an exercise price equal to $3.50 per share, vesting upon the completion of a one year term on January 31, 2000; (iii) 90,000 Options to Officers of the Company, with 36,666 Options vesting on the date of grant, 20,000 Options vesting on June 30, 2000, 16,667 Options vesting on the first anniversary from the date of grant, and 16,667 Options vesting on the second anniversary from the date of grant, 40,000 of such Options were granted at an exercise price of $3.85, and the remaining 50,000 Options were granted at an exercise price of $3.50; and
(iv) 87,000 Options to the Company's employees and consultants, at an exercise price equal to $3.50 per share, with 16,334 Options vesting on the date of grant, 5,000 Options vesting on July 15, 2000, 24,000 Options vesting on the first anniversary from the date of grant, 23,998 Options vesting on the second anniversary from the date of grant, and 17,668 Options vesting on the third anniversary from the date of grant.

        On September 7, 1999, the Company granted to their patent counsel as partial consideration for services rendered, options to purchase 10,000 shares of the Company's common stock, at an exercise price equal to $3.50 per share, with 3,332 options vesting on the date of grant, 3,334 options vesting on the first anniversary of the date of grant, and 3,334 options vesting on the second anniversary of the date of grant. Such options were granted outside of the Company's Plan.

                    SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                    -----------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (unaudited)


        Christopher Forbes, a director of the Company, is Vice-Chairman of Forbes, Inc., which publishes Forbes Magazine, a leading business publication. Forbes, Inc. has provided and will continue to provide the Company with advertising, introductions to strategic alliance partners and, from time to time, use of its office space, entertainment facilities and various other support services. The value of the past and future services are approximately $205,000. In recognition of the these past services and services to be provided in the future, the Board of Directors approved and granted to Forbes, Inc., a warrant to purchase 80,000 shares of common stock, at an exercise price of $3.50 per share, which was the closing bid on the NASD OTC Bulletin Board on the date of grant. Such warrant vests as follows: 20,000 on the date of grant and 20,000 on each of the first, second and third anniversary of the date of grant.

        On September 29, 1999, the Board of Directors of the Company approved and declared a 2-for-1 forward stock split (the "Stock Split"). Stockholders of record as of the close of business on October 8, 1999 received one (1) additional share of the Company's common stock for every one (1) share of common stock held on that date. The Stock Split became effective on the NASD OTC Bulletin Board on October 25, 1999. All share and per share amounts provided in the foregoing financial statements and the following text have been restated to reflect the Stock Split as of September 30, 1999.

        On September 30, 1999, the Board of Directors of the Company approved the reincorporation of the Company solely for the purpose of changing its state of incorporation from the state of Idaho to the state of Delaware.

        On October 1, 1999, the Board of Directors of the Company ratified the Advisory and Consulting Agreement with the Parenteau Corporation, Inc. ("Parenteau") which was dated as of January 22, 1999 (the "Consulting Agreement"). The Consulting Agreement provides for, among other things, that Parenteau will provide financial consulting and other related services to the Company for a term of one year, in exchange for the issuance of warrants. The Company has agreed to renew the Consulting Agreement until January 22, 2001. Pursuant to the terms of the Consulting Agreement, the Company has granted to Parenteau warrants to purchase an aggregate of 100,000 shares of the Company's common stock, at an exercise price equal to $3.50. Such warrants vest as follows: 20,000 shares on October 1, 1999, 30,000 shares on September 30, 2000, 30,000 shares on September 30, 2001 and 20,000 shares on December 31, 2001.

                    SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                    -----------------------------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (unaudited)


     On December 15, 1999, the Board of Directors of the Company approved the Investor Relations Agreement (the "Investor Relations Agreement") with Strategic Growth International, Inc. ("SGI"), a public relations firm, for a term of two
(2) years; provided, however, the Company has the right to terminate the agreement on each of the following dates upon thirty (30) days written notice:
January 14,  2000,  June 14,  2000,  December  14, 2000 and June 14,  2001.  The
Investor Relations Agreement provides for, among other things, that SGI will receive warrants with various registration rights. SGI has been granted warrants to purchase an aggregate of 300,000 shares of the Company's common stock, at an exercise price equal to $3.50. Such warrants vest as follows: 100,000 shares on December 15, 1999, 66,666 shares on June 15, 2000, 66,667 shares on December 15, 2000 and 66,667 shares on June 15, 2001. Notwithstanding the foregoing, in the event the Company terminates the agreement as provided above, the Company has the right to rescind any remaining unvested warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION.

OVERVIEW

        History and Organization

        On March 27, 1997, Nava Leisure USA, Inc., an Idaho Corporation ("Nava"), voluntarily registered its common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in order to make information concerning itself more readily available to the public. On January 22, 1999, Nava merged with and into Senesco, Inc., a New Jersey corporation ("Senesco"), and the stockholders of Senesco received newly issued, unregistered and restricted common stock of Nava such that the stockholders of Senesco acquired a majority of Nava's outstanding common Stock (the "Merger"). Pursuant to the Merger, Nava changed its name to Senesco Technologies, Inc. (herein referred to as the "Company"), and Senesco remained a wholly-owned subsidiary of the Company.

        On September 29, 1999, the Company declared a 2-for-1 stock split (the "Stock Split") of its common stock which became effective on the NASD OTC
Bulletin Board on October 25, 1999. All share amounts and per share prices stated herein have been adjusted to reflect such Stock Split.

        On September 30, 1999, the Company reincorporated from the state of Idaho to the state of Delaware.

        Business of the Company

        The business of the Company is currently operated through Senesco, its wholly-owned subsidiary. The primary business of the Company is the development, for future commercial exploitation, of potentially significant technology in connection with the identification and characterization of genes (such as the lipase gene and the DHS gene) and other genes which the Company believes control the aging (senescence) of all plant tissues (flowers, fruits and vegetables).

        Senescence in plant tissues is the natural aging of these tissues. Loss of cellular membrane integrity, attributable to the DHS gene's activation of the lipase gene expression, is an early event during the senescence of all plant tissues that prompts the deterioration of fresh flowers, fruits and vegetables. This loss of integrity, which is attributable to the formation of lipid metabolites in membrane bilayers that "phase-separate," causes the membranes to become "leaky." A decline in cell function ensues leading to deterioration and eventual death (spoilage) of the tissue.

        The Company believes that the technology presently utilized by the industry for controlling senescence and increasing the shelf life of flowers, fruits and vegetables relies on reducing ethylene biosynthesis, and hence only has application to a limited number of plants that are ethylene-sensitive.

        The Company's research and development plan focuses on four major groups of consumer products: fruits, vegetables, flowers and row crops. The Company's research and development efforts seek to isolate and characterize the lipase gene and DHS gene in an example from each of these four categories. Once a gene is characterized, the Company seeks to create a transgenic (i.e., genetically altered) example of each plant to show proof of concept in each category. The Company is presently focusing on tomato, carnation, arabidopsis and banana plants. The Company is successfully proceeding towards the benchmarks for ultimate gene isolation and gene characterization, and transformation for these four plants according to the internal time-table defined in the Company's research and development plan.

        Within the next year, as work is completed on these four plants, the Company will continue its research and development strategy by expanding the altered lipase and DHS gene technology into a variety of other commercially viable agricultural crops, such as corn, soybeans, lettuce and strawberries, among others. The Company is also identifying and characterizing other genes that are involved in the aging (senescence) process. Following the development of altered lipase and altered DHS seedlings and seeds, if successful, the Company's overall marketing strategy is expected to be flexible in order to allow for differences in plant reproduction and farming procedures customarily utilized in different sectors of the broad agricultural and horticultural markets, including, but not limited to, licensing its technology to larger agro-bio distributors. There can be no assurance, however, that the Company's research and development efforts will be successful, or if successful, that the Company will be able to commercially exploit its technology.

        Joint Venture

        On May 14, 1999, the Company entered into a joint venture agreement with Rahan Meristem Ltd., an Israeli company engaged in the worldwide export marketing of banana germ-plasm (the "Joint Venture"). The Company will contribute, by way of a limited, exclusive world-wide license to the Joint Venture, access to its technology, discoveries, inventions, know-how (patentable or otherwise), pertaining to plant genes and their cognate expressed proteins that are induced during senescence (plant aging) for the purpose of developing, on a joint basis, genetically altered banana plants which will result in a "longer shelf life" banana. Rahan Meristem Ltd. will contribute its technology, inventions and know-how with respect to banana plants. The Joint Venture is owned equally by each of the parties. There can be no assurance, however, that the Company's Joint Venture will be successful, or if successful, that the Company will be able to commercially exploit its technology.

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

INTELLECTUAL PROPERTY

        Research and Development Agreement

        The inventor of the Company's technology, John E. Thompson, Ph.D., is the Dean of Science at the University of Waterloo in Waterloo, Ontario and was appointed as the Executive Vice President of Research and Development of the Company. Dr. Thompson is also a stockholder of the Company and owns 13.68% of the outstanding shares of the common stock of the Company as of December 31, 1999. Senesco entered into a three-year research and development agreement, dated as of September 1, 1998, with Dr. Thompson and the University of Waterloo (the "Research and Development Agreement"). The Research and Development Agreement provides that the University of Waterloo shall perform research and development under the direction of Senesco, and Senesco shall pay for the cost of such work and make certain payments totaling $750,000 Canadian (as specified therein).

        The Company's future research and development program focuses on the discovery and development of new gene technologies which aim to extend shelf life and to confer other positive traits on fruits, flowers, vegetables and row crops. Over the next twelve months, the Company plans the following research and development initiatives: (A) the isolation of new genes in the arabidopsis plant and tomato plant at the University of Waterloo; (B) the isolation of new genes in the carnation plant pursuant to an informal agreement with Dr. Sasha Vainstein of Hebrew University; and (C) the isolation of new genes in the banana plant through the Joint Venture. Transgenic plants that possess new beneficial traits such as drought and disease protection will then be developed in each of these varieties. The Company also plans to expand its research and development initiative beyond these four plants into a variety of other crops.

        Patent Applications

        Dr. Thompson and his colleagues, Dr. Yuwen Hong and Dr. Katalin Hudak, filed a patent application on June 26, 1998 (the "Original Patent Application") to protect their invention, which is directed to methods for controlling senescence in plants. Drs. Thompson, Hong and Hudak have assigned all of their rights in and to the Original Patent Application and any other applications filed in the United States or elsewhere with respect to the invention and/or improvements thereto to Senesco. The Company succeeded to the assignment and ownership of the Original Patent Application. Drs. Thompson, Hong and Hudak filed an amendment to the Original Patent Application on February 16, 1999 (the "Amended Patent Application" and together with the Original Patent Application, the "First Patent Application") titled "DNA Encoding A Plant Lipase, Transgenic Plants and a Method for Controlling Senescence in Plants." The Amended Patent Application serves as a continuation of the Original Patent Application. Concurrent with the filing of the Amended Patent Application with the PTO and as in the case of the Original Patent Application, Drs. Thompson, Hong and Hudak assigned all of their rights in and to the Amended Patent Application and any other applications filed in the United States or elsewhere with respect to such invention and/or improvements thereto to Senesco. Drs. Thompson, Hong and Hudak have received shares of restricted common stock of the Company in consideration for the assignment of the First Patent Application. The inventions, which were the subject of the First Patent Application, include a method for controlling senescence of plants, a vector containing a cDNA whose expression regulates senescence, and a transformed microorganism expressing the lipase of cDNA. Management believes that the inventions provide a means for delaying deterioration and spoilage, which could greatly increase the shelf-life of fruits, vegetables, and flowers by silencing or substantially repressing the expression of the lipase gene induced coincident with the onset of senescence.

        The Company filed a second patent application (the "Second Patent Application") on July 6, 1999, titled "DNA Encoding A Plant Deoxyhypusine Synthase, Transgenic Plants and A Method for Controlling Programmed Cell Death in Plants." The inventors named on the patent are Dr. Thompson, Dr. Tzann-Wei Wang, and Dr. Dongen Lily Lu. Concurrent with the filing of the Second Patent Application with the PTO and as in the case of the First Patent Application, Drs. Thompson, Wang and Lu assigned all of their rights in and to the Second Patent Application and any other applications filed in the United States or elsewhere with respect to such invention and/or improvements thereto to Senesco. Drs. Thompson, Wang and Lu have received options to purchase common stock of the Company in consideration for the assignments of the Second Patent Application.
The inventions include a method for the genetic modification of plants to control the onset of either age-related or stress-induced senescence, an isolated DNA molecule encoding a senescence induced gene, and an isolated protein encoded by the DNA molecule. There can be no assurance that patent protection will be granted with respect to the First Patent Application or the Second Patent Application or that, if granted, the validity of such patents will not be challenged. Furthermore, there can be no assurance that claims of infringement upon the proprietary rights of others will not be made, or if made, could be successfully defended against.

        Competition

        The Company's competitors in the field of delaying plant senescence through genetic modification are companies that develop and produce transgenic plants. Such companies include: Agritope Inc.; Dekalb Genetics; AgrEvo; Bionova Holding Corporation; and Garst Seed Company, among others. The Company believes that its proprietary technology is unique and, therefore, places the Company at a competitive advantage in the industry. However, there can be no assurance that its competitors will not develop a similar product with superior properties or at greater cost-effectiveness than the Company.

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

        Employees

        The Company currently has seven employees, four of whom are currently executive officers and are involved in the management of the Company.

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

        Safe Harbor Statement

        Certain statements included in this Form 10-QSB, including, without limitation, statements regarding the anticipated growth in the markets for the Company's services, the continued development of the lipase and DHS gene technology, the approval of the Company's Patent Applications, the possibility of governmental approval in order to sell or offer for sale to the general public a genetically engineered plant or plant product, the successful implementation of the Joint Venture with Rahan Meristem Ltd., the success of the Research and Development Agreement, statements relating to the Company's Patent Applications, the anticipated longer term growth of the Company's business, and the timing of the projects and trends in future operating performance, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The factors discussed herein and others expressed from time to time in the Company's filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements. The Company does not undertake to update any forward-looking statements.

LIQUIDITY AND CAPITAL RESOURCES

        Overview

        As of December 31, 1999, the Company's cash balance was $125,465, and the Company's working capital deficiency was $41,778. As of December 31, 1999, the Company had a tax loss carry-forward of $2,163,799 to off-set future taxable income. There can be no assurance, however, that the Company will be able to take advantage of any or all of such tax loss carry-forward, if at all, in future fiscal years.

        Financing Needs

        To date, the Company has not generated any revenues. The Company has not been profitable since inception, may incur additional operating losses in the future, and may require additional financing to continue the development and subsequent commercialization of its technology. While the Company does not expect to generate significant revenues from the sale of products in the near future, the Company may enter into licensing or other agreements with marketing and distribution partners that may result in license fees, revenues from contract research, or other related revenue.

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

        The Company anticipates that it will be able to fund operations over the next twelve (12) months. To enable the Company to fund its research and development and commercialization efforts, including the hiring of additional employees, in December 1999, the Company initiated its second private placement of shares of restricted common stock of the Company.

        In addition, the Company anticipates receiving additional funds from the BIRD Grant to assist in funding its Joint Venture. See "Management's Discussion and Analysis of Financial Condition and Plan of Operation."

        Year 2000 Compliance

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

        Since January 1, 2000, the Company has not had any Year 2000-related problems associated with its internal systems or software, and is not aware of any Year 2000-related problems associated with the systems or software of its vendors, distributors or suppliers. Although the Company expects most material Year 2000 compliance problems to have arisen or occurred on or after January 1, 2000, there can be no assurance, however, that the Year 2000 problem will not adversely affect the Company's business, financial condition, results of operations or cash flows. It is possible that further Year 2000-related problems will arise after January 1, 2000. For example, the date "February 29, 2000" may present problems for non-compliant systems or software.

        The Year 2000 disclosures discussed above are based on numerous expectations which are subject to uncertainties. Certain risk factors which could have a material adverse effect on the Company's results of operations and financial condition include, but are not limited to; failure to identify critical systems which will experience failures, errors in the remediation efforts, inability to obtain new replacements for non-compliant systems or equipment, general economic downturn relating to Year 2000 failures in the U.S. and in other countries, failures in global banking systems and capital markets, or extended failures by public and private utility companies or common carriers supplying services to the Company.

PLAN OF OPERATION

Six  Months  Ended  December  31,  1999 and From  Inception  on July 1,  1998 to
--------------------------------------------------------------------------------
December 31, 1998
-----------------

        The Company is a development stage company, and revenues for each of the quarters ended December 31, 1999 ("Second Quarter of Fiscal 2000") and December 31, 1998 ("Second Quarter of Fiscal 1999") were zero. Operating expenses in each of the Second Quarters of Fiscal 2000 and Fiscal 1999 were comprised of general and administrative expenses, sales and marketing expenses and research and development expenses. Operating expenses for each of the Second Quarters of Fiscal 2000 and Fiscal 1999 were $488,473 and $249,051, respectively, an increase of $239,422 or 96.0%.

        General and administrative expenses in each of the Second Quarters of Fiscal 2000 and Fiscal 1999 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. General and administrative expenses were $410,864 in the Second Quarter of Fiscal 2000 and $240,051 in the Second Quarter of Fiscal 1999. The increase during the Second Quarter of Fiscal 2000 of
$170,813 or 71.0%, from the corresponding Fiscal 1999 quarter, resulted primarily from the significant increase in operating activities.

        Research and development expenses in each of the Second Quarters of Fiscal 2000 and Fiscal 1999 consisted of professional salaries and benefits, fees associated with Research and Development Agreement and allocated overhead charged to research and development projects. Research and development expenses during each of the Second Quarters of Fiscal 2000 and Fiscal 1999 were $77,609 and $9,000, respectively. The increase during the Second Quarter of Fiscal 2000 of $68,609, or 762.0%, from the Second Quarter of Fiscal 1999, resulted primarily from the significant increase in operating activities.

Period From Inception on July 1, 1998 through December 31, 1999
---------------------------------------------------------------

        The Company is a development stage company. From inception through December 31, 1999, the Company had no revenues.

        The Company has incurred losses each year since inception and has an accumulated deficit of $2,163,799 at December 31, 1999. The Company expects to continue to incur losses over, approximately, the next two to three years from expenditures on research, product development, marketing and administrative activities.

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

                           PART II. OTHER INFORMATION.
                           ---------------------------

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

        On October 1, 1999, the Board of Directors of the Company ratified the Advisory and Consulting Agreement with the Parenteau Corporation, Inc. ("Parenteau") which was dated as of January 22, 1999 (the "Consulting Agreement"). The Consulting Agreement provides for, among other things, that Parenteau will provide financial consulting and other related services to the Company for a term of one year, in exchange for the issuance of warrants. The Company has agreed to renew the Consulting Agreement until January 22, 2001. Pursuant to the terms of the Consulting Agreement, the Company has granted to Parenteau warrants to purchase an aggregate of 100,000 shares of the Company's common stock, at an exercise price equal to $3.50. Such warrants vest as follows: 20,000 shares on October 1, 1999, 30,000 shares on September 30, 2000, 30,000 shares on September 30, 2001 and 20,000 shares on December 31, 2001. See "Item 5. Other Information."

        On December 15, 1999, the Board of Directors of the Company approved the Investor Relations Agreement (the "Investor Relations Agreement") with Strategic Growth International, Inc. ("SGI"), a public relations firm, for a term of two
(2) years; provided, however, the Company has the right to terminate the agreement on each of the following dates upon thirty (30) days written notice:
January 14,  2000,  June 14,  2000,  December  14, 2000 and June 14,  2001.  The
Investor Relations Agreement provides for, among other things, that SGI will receive warrants with various registration rights. SGI has been granted warrants to purchase an aggregate of 300,000 shares of the Company's common stock, at an exercise price equal to $3.50. Such warrants vest as follows: 100,000 shares on December 15, 1999, 66,666 shares on June 15, 2000, 66,667 shares on December 15, 2000 and 66,667 shares on June 15, 2001. Notwithstanding the foregoing, in the event the Company terminates the agreement as provided above, the Company has the right to rescind any remaining unvested warrants. See "Item 5. Other Information."

        No underwriter was employed by the Company in connection with the issuance of the securities described above. The Company believes that the issuance of the foregoing securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Act"), as transactions not involving a public offering and such securities having been acquired for investment and not with a view to distribution. No public offering was involved and the securities were acquired only by accredited investors and only for investment and not with a view to distribution. Appropriate legends have been affixed to the foregoing securities, and all recipients had adequate access to information about the Company.

ITEM 4.  SHAREHOLDER VOTE

(a) The Annual Meeting of Stockholders of the Company (the "Meeting") was held on November 30, 1999.

(b) The Company's Board of Directors is divided into the following two classes: (i) Class A consists of four Directors each of whom are elected to a one-year term; and (ii) Class B consists of one Director who is elected to a two-year term. The following is a complete list of the current Class A Directors of the Company, each of whom were elected at the Meeting, and whose term of office continued after the Meeting:

        Phillip O. Escaravage
        Christopher Forbes
        Thomas C. Quick
        Ruedi Stalder

        Steven Katz is the current Class B Director of the Company and he has been appointed to serve as such Director until the 2000 Annual Meeting of Stockholders.

(c) There were 5,065,382 shares of common stock of the Company, $.01 par value (the "Common Stock") present at the Meeting in person or by proxy out of a total number of 6,212,134 shares of Common Stock issued and outstanding and entitled to vote at the Meeting.


        (i) The additional proposals and results of the vote of the stockholders taken at the Meeting by ballot and by proxy as solicited by the Company on behalf of the Board of Directors were as follows:

               (A) The results of the vote taken at the Meeting for the election of the Class A nominees for the Board of Directors of the Company were as follows:

               Nominee                  Class          For            Withheld
               ----------------------   -----     --------------     -----------

               Phillip O. Escaravage      A         5,065,382             0
               Christopher Forbes         A         5,065,382             0
               Thomas C. Quick            A         5,065,382             0
               Ruedi Stalder              A         5,065,382             0


               (B) A vote was taken on the proposal to ratify the appointment of Goldstein, Golub & Kessler, LLP as independent auditors of the Company for the fiscal year ending June 30, 2000. The results of the vote taken at the Meeting with respect to such appointment were as follows:

                             For              Against           Abstain
                        ---------------     -------------     -------------

                          5,057,332              0               8,050

ITEM 5.  OTHER INFORMATION.

Financial Consulting Agreement

        On October 1, 1999, the Board of Directors of the Company ratified the Advisory and Consulting Agreement with the Parenteau Corporation, Inc. which was dated as of January 22, 1999. See "Item 2. Changes in Securities and Use of Proceeds."

Investor Relations Agreement

        On December 15, 1999, the Board of Directors of the Company approved the Investor Relations Agreement with Strategic Growth International, Inc. See "Item
2. Changes in Securities and Use of Proceeds."

Private Placement

        In December 1999, the Company initiated its second private placement for shares of restricted common stock of the Company.

Management Restructuring

        Subsequent to the end of the quarter, on January 10, 2000, the Company completed a partial restructuring of its executive management. Phillip O. Escaravage, the Company's Founder and former Chairman, Chief Executive Officer, President and Treasurer became the Vice Chairman of the Company's Board of Directors. The Company named Ruedi Stalder, a member of the Company's Board of Directors, as its Chairman and Chief Executive Officer. In addition, the Company named Steven Katz, also a member of the Company's Board of Directors, as its President, Chief Operating Officer and Treasurer.

        Each of Messrs. Escaravage, Stalder, and Katz will remain Directors of the Company. Mr. Stalder has been a member of the Company's Board of Directors since February 1999. Mr. Katz has been a member of the Company's Board of Directors since January 1999 and has served as a consultant to the Company since July 1998.

Reconstitution of Compensation and Audit Committees

        In connection with the management restructuring, Christopher Forbes, a current outside director on the Company's Board of Directors since January 1999, was appointed to serve on the Compensation Committee to replace Mr. Stalder, and Thomas C. Quick, also a current outside director on the Company's Board of Directors since February 1999, was appointed to serve on the Audit Committee to replace Mr. Stalder. Each of the Compensation Committee and Audit Committee are currently comprised of Mr. Forbes, Mr. Katz and Mr. Quick.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

     (a)    Exhibits.

            4.1    Form of Warrant with the Parenteau Corporation.

            4.2    Form of Warrant with Strategic Growth International, Inc.

            10.1 Financial Advisory and Consulting Agreement, dated as of January 22, 1999, made by and between the Company and the Parenteau Corporation.

            10.2 Investor Relations Agreement, dated as of December 15, 1999, made by and between the Company and Strategic Growth International, Inc.

     (b)    Reports on Form 8-K.

                   On January 18, 2000, the Company filed a report on Form 8-K relating to the Company's management restructuring.

                                   SIGNATURES



        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SENESCO TECHNOLOGIES, INC.


DATE:  February 14, 2000              By: /s/ Ruedi Stalder
                                         ---------------------------------------
                                         Ruedi Stalder, Chairman and Chief
                                         Executive Officer
                                         (Principal Executive Officer)



DATE:  February 14, 2000              By: /s/ Steven Katz
                                         ---------------------------------------
                                         Steven Katz, President, Chief Operating
                                         Officer, and Treasurer
                                         (Principal Financial and Accounting
                                         Officer)