Form 10QSB
period 2000-03-31
SENESCO TECHNOLOGIES INC
filed 2000-05-15
CIK 1035354

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                           Commission File No. 0-22307

                           SENESCO TECHNOLOGIES, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         Delaware                                      84-1368850
----------------------------                ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


34 Chambers Street, Princeton, New Jersey                                  08542
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

           Yes:     X                                     No:
                   ---                                       ---

     State the number of shares outstanding of each of the Issuer's classes of common stock, as of March 31, 2000:


      Class                                               Number of Shares
      -----                                               ----------------

Common Stock, $.01  par value                                 6,400,926

        Transitional Small Business Disclosure Format (check one):

           Yes:                                           No: X
                ---                                          ---

                    SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                    -----------------------------------------

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
PART I   FINANCIAL INFORMATION

     Item 1. Financial Statements..........................................    1

          CONDENSED  CONSOLIDATED BALANCE SHEET as of March 31, 2000
          (unaudited) and June 30, 1999....................................    2

          CONDENSED  CONSOLIDATED  STATEMENTS OF OPERATIONS For the
          Three Months Ended March 31,  2000 and March 31,  1999,  For
          the Nine Months  Ended March 31, 2000 and March 31, 1999 and
          From  Inception  on July 1, 1998 through March 31, 2000
          (unaudited)......................................................    3

          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) From Inception on July 1, 1998 through March 31, 2000
          (unaudited)......................................................    4

          CONDENSED  CONSOLIDATED  STATEMENT  OF CASH FLOWS For the Nine
          Months Ended March 31, 2000 and March 31, 1999, and From
          Inception on July 1, 1998 through March 31, 2000 (unaudited).....    6

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (unaudited)......................................................    7

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Plan of Operation........................................   12

          Liquidity and Capital Resources..................................   18

          Results of Operations............................................   20

PART II OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds....................   22

     Item 5.  Other Information............................................   23

     Item 6.  Exhibits and Reports on Form 8-K.............................   25

SIGNATURES    .............................................................   26

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

                    SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                    -----------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------

                                                  March 31,           June 30,
                                                    2000                1999
                                                 -----------          --------
                                                 (unaudited)
                        ASSETS
                        ------

CURRENT ASSETS:
Cash.........................................   $      151,204      $    946,691
Prepaid expense..............................   $       28,783      $     12,542
                                                --------------      ------------
     Total Current Assets....................   $      179,987      $    959,233

Equipment, net...............................           74,284            72,274
Intangible assets, net.......................           74,702            42,383
Security deposit.............................           10,863            10,863
                                                --------------      ------------
     TOTAL ASSETS............................   $      339,836      $  1,084,753
                                                ==============      ============

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------

CURRENT LIABILITIES:

Accounts payable.............................          236,188           169,733
Accrued expenses.............................           75,202             2,854
                                                --------------      ------------
     Total Current Liabilities...............          311,390           172,587
                                                --------------      ------------

Grant payable................................           10,573                --
                                                --------------      ------------
     TOTAL LIABILITIES.......................          321,963           172,587
                                                --------------      ------------

STOCKHOLDERS' EQUITY:

Preferred stock,  authorized 5,000,000
 shares, $0.01 par value, no shares
 issued and outstanding......................              --                 --

Common stock,  authorized  20,000,000
 shares, $0.01 par value,  6,400,926
 issued and outstanding .....................           64,008             4,659
Capital in excess of par.....................        4,246,658         2,076,502
Deficit accumulated during the
 development stage...........................       (2,991,223)      (1,168,995)
Deferred compensation related to
 issuance of options and warrants............       (1,301,570)               --
                                                --------------    --------------
 Total Stockholders' Equity..................           17,873           912,166
                                                --------------    --------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..   $      339,836    $    1,084,753
                                                ==============    ==============

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




                                                                                                                         From
                                                                                                                     Inception on
                                           For the Three      For the Three     For the Nine       For the Nine      July 1, 1998
                                           Months Ended       Months Ended      Months Ended       Months Ended        through
                                            March 31,           March 31,         March 31,          March 31,        March 31,
                                              2000                1999              2000               1999              2000
                                           -------------      -------------     ------------       ------------      ------------

Revenue..............................     $       --           $       --      $         --          $     --        $        --

Operating Expenses:
  General and administrative.........        541,727              275,305         1,339,722           546,964          2,322,119
  Research and development...........        285,650              142,922           482,459           151,922            655,920
                                             -------              -------        ----------           -------         ----------
Total Operating Expenses.............        827,377              418,227         1,822,181           698,886          2,978,039

Interest expense, net................             47                8,543                47            10,892             13,184
Net Loss.............................      $(827,424)           $(426,770)      $(1,822,228)        $(709,778)       $(2,991,223)
                                           =========            =========       ===========         =========        ===========

Net Loss Per Share...................      $   (0.13)           $   (0.09)      $     (0.29)        $   (0.25)                --
                                           =========            =========       ===========         =========        ===========

Basic Weighted Average
   Number of Shares Outstanding......      6,307,907            4,606,682         6,244,058          2,868,906                --
                                           =========            =========         =========          =========       ===========


            See Notes to Condensed Consolidated Financial Statements.

                    SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                    -----------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
       ------------------------------------------------------------------
        FROM INCEPTION ON JULY 1, 1998 THROUGH MARCH 31, 2000 (unaudited)
        -----------------------------------------------------------------


                                                                                                         Deferred
                                                                                          Deficit      Compensation
                                                                                        Accumulated   Related to the
                                                                                         During the    Issuance of
                                                                    Capital in Excess    Development      Options
                                             Common Stock             of Par Value         Stage        and Warrants         Total
                                           -----------------        -----------------   -----------   ---------------        -----
                                           Shares     Amount
                                           ------     ------



Common stock outstanding...............   999,898   $    1,500       $    (1,500)      $          --    $        --      $       --

Contribution of capital through
payment of expenses....................        --           --            85,179                  --             --          85,179

Issuance of common stock in reverse
merger on January 22, 1999 at $0.0015
per share.............................. 1,700,000        2,550            (2,550)                 --             --              --

Issuance of common stock for cash on
May 21, 1999 at
$5.26875 per share.....................   379,597          569         1,995,413                  --             --       1,995,982

Issuance of common stock for
placement fees on May 21, 1999 at
$0.0015 per share......................    26,572           40               (40)                 --             --              --

Fair market value of options
and warrants granted on September 7,
1999...................................        --           --           484,603                  --       (304,157)        180,446

Two for one stock split,
reincorporation, and change in
par value to $0.01 effective
September 30, 1999..................... 3,106,067         57,462         (57,462)                 --             --              --

Fair market value of warrants granted
on October 1, 1999.....................        --            --          325,000                  --       (262,200)         62,800

Fair market value of warrants granted
on December 15, 1999...................        --            --          911,213                  --       (735,213)        176,000

Issuance of common stock for cash on
January 26, 2000 at $2.867647 per
share..................................    17,436           174           49,826                  --             --          50,000

Issuance of common stock for cash on
January 31, 2000 at $2.87875 per
share..................................    34,737           347           99,653                  --             --         100,000



Issuance of common stock for cash on
February  4, 2000 at $2.934582 per
share..................................    85,191           852          249,148                 --              --         250,000

Issuance of common stock for cash on
March 15, 2000 at $2.527875 per
share..................................    51,428           514          129,486                 --              --         130,000

Legal fees associated with private
placements for the quarter ended
March 31, 2000.........................        --            --          (21,311)                --              --         (21,311)

Net loss...............................        --            --               --         (2,991,223)             --      (2,991,223)
                                         --------     ----------     -----------      -------------    ------------      ----------

Balance at March 31, 2000..............  6,400,926   $   64,008    $   4,246,658      $  (2,991,223)   $(1,301,570)      $   17,873
                                         =========   ==========    =============      =============    ===========       ==========


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

                                                                                                                   From Inception
                                                                    For the Nine Months      For the Nine          on July 1, 1998
                                                                           Ended             Months Ended             through
                                                                          March 31,            March 31,             March 31,
                                                                           2000                  1999                   2000
                                                                    -------------------      -------------         ---------------

Cash flows used in operating activities:
Net loss.......................................................        $(1,822,228)          $(709,778)             $(2,991,223)
Adjustments to reconcile net loss
  to cash used in operating activities:
Capital contributed through payment of expenses
   by stockholder..............................................                 --              85,179                   85,179

Issuance of stock options and warrants for services............            419,246                  --                  419,246
Depreciation and amortization..................................             13,405               2,162                   17,408
Increase in operating assets:
Prepaid expense................................................            (16,241)                 --                  (28,783)
Patent costs...................................................            (34,798)            (53,809)                 (77,933)
Security deposit...............................................                 --             (10,863)                 (10,863)
Increase in operating liabilities:
Accounts payable...............................................             66,455             274,474                  236,188
Accrued expenses...............................................             72,348               9,597                   75,202
                                                                        ----------            --------               ----------
Net cash used in operating activities..........................         (1,301,813)           (403,038)              (2,275,579)
                                                                        ----------            --------               ----------

Cash flows from investing activity:
Purchase of equipment..........................................            (12,936)            (29,854)                 (88,461)
                                                                        -----------            --------                 --------

Cash flows provided by financing activities:
Proceeds from grant............................................             10,573                  --                   10,573
Proceeds from loans............................................                 --             432,892                       --
Net proceeds from issuance of common stock.....................            508,689                  --                2,504,671
                                                                        ----------            --------                ---------
Cash flows provided by financing activities....................            519,262             432,892                2,515,244
                                                                        ----------            --------                ---------

Net (decrease) increase in cash................................           (795,487)                 --                  151,204

Cash at beginning of period....................................            946,691                  --                       --

Cash at end of period..........................................         $  151,204                  --             $    151,204
                                                                        ==========           =========             ============

Supplemental disclosures of cash flow information:
Interest paid..................................................         $       --          $       --             $     22,270
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




NOTE 1 - BASIS OF PRESENTATION:

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999.

     In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 2000, the results of its operations for the three month periods ended March 31, 2000 and 1999, the results of its operations and cash flows for the nine month periods ended March 31, 2000 and 1999 and for the period from inception on July 1, 1998 through March 31, 2000.

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

NOTE 2 - LOSS PER SHARE:

     Net loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding during the period. Since September 7, 1999, the Company has had outstanding options and warrants to purchase its common stock, $0.01 par value per share (the "Common Stock"), however, shares to be issued upon the exercise of options and warrants are not included in the computation of loss per share as their effect is anti-dilutive.

                    SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                    -----------------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (unaudited)


NOTE 3 - SIGNIFICANT EVENTS:

     In July 1999, a Joint Venture, to which the Company is a 50% owner, applied for and received a conditional grant from the Israel - United States Binational Research and Development Foundation (the "BIRD Foundation"). This agreement will allow the Joint Venture to receive $340,000 over a four-year period. During the nine months ended March 31, 2000, the Company received $10,573 from the BIRD Foundation for research and development expenses the Company has incurred which are associated with the research and development efforts of the Joint Venture. Grants received from the BIRD Foundation will be paid back only upon the commercial success of the Joint Venture, as defined in this Form 10-QSB.

     On September 7, 1999, pursuant to the Company's 1998 Stock Incentive Plan (the "Plan"), the Company granted options to purchase an aggregate of 407,000 shares of the Company's Common Stock as follows: (i) 200,000 options to Directors of the Company, with one-half of the options vesting on September 7, 1999 and one-half of the options vesting on June 30, 2000, 40,000 of such options were granted at an exercise price equal to $3.85, and the remaining 160,000 options were granted at an exercise price equal to $3.50; (ii) 30,000 options to members of the Company's Scientific Advisory Board at an exercise price equal to $3.50 per share, vesting upon the completion of a one year term on January 31, 2000; (iii) 90,000 options to executive officers of the Company, with 36,666 options vesting on the date of grant, 20,000 options vesting on June 30, 2000, 16,667 options vesting on the first anniversary from the date of grant, and 16,667 options vesting on the second anniversary from the date of grant, 40,000 of such options were granted at an exercise price equal to $3.85, and the remaining 50,000 options were granted at an exercise price equal to $3.50; and (iv) 87,000 options to the Company's employees and consultants, at an exercise price equal to $3.50 per share, with 16,334 options vesting on the date of grant, 5,000 options vesting on July 15, 2000, 24,000 options vesting on the first anniversary from the date of grant, 23,998 options vesting on the second anniversary from the date of grant, and 17,668 options vesting on the third anniversary from the date of grant.

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



     Christopher Forbes, a director of the Company, is Vice-Chairman of Forbes, Inc., which publishes Forbes Magazine, a leading business publication. Forbes, Inc. has provided and will continue to provide the Company with advertising, introductions to strategic alliance partners and, from time to time, use of its office space, entertainment facilities and various other support services. The value of the past and future services are approximately $205,000. In recognition of the these past services and services to be provided in the future, the Board of Directors approved and granted to Forbes, Inc., a warrant to purchase 80,000 shares of Common Stock, at an exercise price equal to $3.50 per share, which was the closing bid on the NASD OTC Bulletin Board on the date of grant. Such warrant vests as follows: 20,000 on the date of grant and 20,000 on each of the first, second and third anniversary of the date of grant.

     On September 29, 1999, the Board of Directors of the Company approved and declared a 2-for-1 forward stock split (the "Stock Split"). Stockholders of record as of the close of business on October 8, 1999 received one (1) additional share of the Company's Common Stock for every one (1) share of Common Stock held on that date. The Stock Split became effective on the NASD OTC Bulletin Board on October 25, 1999. Certain share and per share amounts provided in the foregoing financial statements and the following text have been restated to reflect the Stock Split as of September 29, 1999.

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


     On December 15, 1999, the Board of Directors of the Company approved the Investor Relations Agreement (the "Investor Relations Agreement") with Strategic Growth International, Inc. ("SGI") for a term of two (2) years; provided, however, the Company has the right to terminate the agreement on each of the following dates upon thirty (30) days written notice: January 14, 2000, June 14, 2000, December 14, 2000 and June 14, 2001. The Investor Relations Agreement provides for, among other things, that SGI will serve as the Company's financial public relations firm, in exchange for the issuance of warrants with piggy-back registration rights for a period of three (3) years from the date of the agreement and demand registration rights for a period of one year beginning eighteen (18) months from the date of the agreement. In recognition of services rendered, and to be rendered, the Company has granted to SGI warrants to purchase an aggregate of 300,000 shares of the Company's Common Stock, at an exercise price equal to $3.50. Such warrants vest as follows: 100,000 shares on December 15, 1999, 66,666 shares on June 15, 2000, 66,667 shares on December 15, 2000 and 66,667 shares on June 15, 2001. Notwithstanding the foregoing, in the event the Company terminates the agreement as provided above, the Company has the right to rescind any remaining unvested warrants.

     In December 1999, the Company initiated a private placement of shares of its restricted Common Stock (the "December Private Placement"). The Company did not engage a placement agent for the sale of such securities. During the quarter ended March 31, 2000, the Company issued an aggregate of 188,792 shares of the Company's restricted Common Stock for a net purchase price of $508,689 (which is net of $21,311 in legal fees) in connection with the December Private Placement. The Company also executed Common Stock Purchase Agreements with each purchaser of Common Stock (the "Stock Purchase Agreements"). Pursuant to the Stock Purchase Agreements, the purchase price per share of Common Stock was equal to 80% of the average closing bid and ask prices of the Company's Common Stock during the twenty (20) trading days ending three days prior to the Closing Date (as defined therein). In addition, the Company entered into Registration Rights Agreements with each purchaser (the "Registration Rights Agreement"). The
Registration Rights Agreements provides for, among other things, a demand registration right beginning one year from the final Closing Date of the December Private Placement, as well as piggy-back registration rights for a three-year period from the Closing Date. Certain directors of the Company participated in the December Private Placement. Specifically, such directors of the Company purchased, in the aggregate, 52,173 shares of restricted Common Stock on the same terms and conditions as all purchasers thereunder.

                    SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                    -----------------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (unaudited)



     On February 14, 2000, pursuant to the Plan, the Company granted options to purchase an aggregate of 25,000 shares of its Common Stock to an executive officer of the Company at an exercise price equal to $3.375 per share. Such options vest as follows: (i) 4,167 options vest on the date of grant, (ii) 4,167 options vest six months from the date of grant, (iii) 8,333 options vest on the first anniversary from the date of grant, and (iv) 8,333 options vest on the second anniversary from the date of grant.

     On March 30, 2000, the Company entered into a financial advisory and investment banking agreement with an investment bank which will provide the Company with financial advice and will also provide the Company with investment banking services on an exclusive basis for a six (6) month term (the "Investment Banking Agreement"). Pursuant to the Investment Banking Agreement, the investment bank will receive (i) a consulting fee of $7,500 per month, of which, $22,500 is payable upon the execution of the Investment Banking Agreement and $22,500 is payable on June 30, 2000 and, (ii) a warrant to purchase 100,000 shares of the Company's Common Stock with certain registration rights (the "Warrant"). The Warrant will vest 100% on the date of grant.

     In addition, in order to raise additional capital, the Company engaged such investment bank as its exclusive placement agent to sell shares of restricted Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION.

OVERVIEW

     History and Organization

     On March 27, 1997, Nava Leisure USA, Inc., an Idaho Corporation ("Nava"), voluntarily registered its common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in order to make information concerning itself more readily available to the public. On January 22, 1999, Senesco, Inc., a New Jersey corporation ("Senesco"), merged with and into a wholly-owned subsidiary of Nava, and the stockholders of Senesco received newly issued, unregistered and restricted common stock of Nava such that the stockholders of Senesco acquired a majority of Nava's outstanding common stock (the "Merger"). Pursuant to the Merger, Nava changed its name to Senesco Technologies, Inc. (herein referred to as the "Company"), and Senesco remained a wholly-owned subsidiary of the Company.

     On September 29, 1999, the Company declared a 2-for-1 stock split (the "Stock Split") of its common stock (the "Common Stock") which became effective on the NASD OTC Bulletin Board on October 25, 1999. All share amounts and per share prices stated herein have been adjusted to reflect such Stock Split.

     On September 30, 1999, the Company reincorporated from the state of Idaho to the state of Delaware.

     Business of the Company

     The business of the Company is currently operated through Senesco, its wholly-owned subsidiary. The primary business of the Company is the development and commercial exploitation of potentially significant technology involving the identification and isolation of genes that the Company believes control the aging (senescence) of all plant tissues (flowers, fruits and vegetables) and to increase yield in horticultural and agronomic crops.

     Senescence in plant tissues is the natural aging of these tissues. Loss of cellular membrane integrity is an early event during the senescence of all plant tissues that prompts the deterioration of fresh flowers, fruits and vegetables. This loss of integrity, which is attributable to the formation of lipid metabolites in membrane bilayers that "phase-separate," causes the membranes to become "leaky." A decline in cell function ensues, leading to deterioration and eventual death (spoilage) of the tissue. A delay in senescence increases shelf life which extends the plant's growth timeframe and allows the plant to devote more time to the photosynthetic process. The Company believes that the additional energy gained in this period leads directly to increased seed production, and therefore increases crop yield.

     Contrary to the Company's technology, the technology presently utilized by the industry for increasing the shelf life of flowers, fruits and vegetables relies on reducing ethylene biosynthesis, and hence only has application to a limited number of plants that are ethylene-sensitive. Current industry technology for attempting to increase crop yield relies on delaying leaf senescence which has also proven ineffective up to this time.

     The Company's research and development program focuses on the discovery and development of new gene technologies which aim to confer positive traits on fruits, flowers, vegetables and agronomic crops. To date, the Company has isolated and characterized the senescence-induced lipase gene, deoxyhypusine synthase ("DHS") gene and Factor 5A gene in certain species of plants. The Company's initial goal is to inhibit the expression of (or "silence") these genes to delay senescence thereby demonstrating "proof of concept" in each category and then license the technology to strategic partners.

     The Company is currently working with tomato, carnation, Arabidopsis (a model plant which produces oil in a manner similar to canola) and banana plants, and it has obtained "proof of concept" for the lipase and DHS genes in Arabidopsis and for the DHS gene in tomato. Near-term research and development initiatives include: (i) silencing the Factor 5A gene in Arabidopsis, (ii) silencing the Factor 5A gene in tomato, (iii) silencing the DHS and Factor 5A genes in carnation and (iv) silencing the lipase, DHS and Factor 5A genes in banana.

     Subsequent initiatives include: (i) expanding the lipase, DHS and Factor 5A gene technology into a variety of other commercially viable agricultural crops such as canola, lettuce and strawberries, and (ii) developing transgenic plants that possess new beneficial traits such as drought and disease protection. The Company's strategy focuses on various plants to allow flexibility that will accommodate different plant reproduction strategies among the various sectors of the broad agricultural and horticultural markets. There can be no assurance, however, that the Company's research and development efforts will be successful, or if successful, that the Company will be able to commercially exploit its technology.

     The Company's research and development is performed by third party researchers at the discretion of the Company pursuant to various research agreements. The primary research and development effort takes place at The University of Waterloo in Ontario, Canada. Additional research and development is performed at the University of California, Davis and Hebrew University in Rehovot, Israel as well as through the Company's Joint Venture with Rahan Meristem in Israel.

     Worldwide Target Markets

     The Company's technology embraces crops that are reproduced both through seeds and propagation. Propagation means that the plant does not produce fertile seeds and must reproduce through cuttings from the parent plant which are planted and become new plants. The Company plans to enter into licensing agreements and strategic relationships with a variety of companies on a crop-by-crop basis. The Company also plans to enter into joint ventures where it will have more direct control over commercialization activities in the end use market for species which have well established channels of distribution.

     Joint Venture

     On May 14, 1999, the Company entered into a joint venture agreement with Rahan Meristem Ltd., an Israeli company ("Rahan"), engaged in the worldwide export marketing of banana germ-plasm (the "Joint Venture"). The Company has contributed, by way of a limited, exclusive world-wide license to the Joint Venture, access to its technology, discoveries, inventions, know-how (patentable or otherwise), pertaining to plant genes and their cognate expressed proteins that are induced during senescence (plant aging) for the purpose of developing, on a joint basis, genetically altered banana plants which will result in a "longer shelf life" banana. Rahan has contributed its technology, inventions and know-how with respect to banana plants. The Joint Venture is equally owned by each of the parties. There can be no assurance, however, that the Company's Joint Venture will be successful, or if successful, that the Company will be able to commercially exploit its technology.

     The Joint Venture applied for and received a conditional grant that totals $340,000 over a four year period from the Israel - U.S. Binational Research and Development (the "BIRD") Foundation (the "BIRD Grant"). The Joint Venture has received a conditional grant in the first year equal to $94,890 which constitutes 50% of the Joint Venture's year one research and development budget. Pursuant to the BIRD Grant, such grant, along with certain royalty payments, shall only be repaid to the BIRD Foundation upon the commercial success of the Joint Venture's technology, which success is measured based upon certain benchmarks and/or milestones achieved by the Joint Venture. These benchmarks are reported periodically to the Foundation by the Joint Venture. To date, the Company has received $10,573 from the BIRD Foundation for research and development expenses the Company has incurred which are associated with the research and development efforts of the Joint Venture. The Company expects to receive the second installment of the BIRD Grant in the near future.

Intellectual Property

     Research and Development Agreement

     The inventor of the Company's technology, John E. Thompson, Ph.D., is the Dean of Science at the University of Waterloo in Waterloo, Ontario and was recently appointed as the Executive Vice President of Research and Development of the Company. Dr. Thompson is also a stockholder of the Company and owns 13.68% of the outstanding shares of the Company's Common Stock as of March 31, 2000. Senesco entered into a three-year research and development agreement, dated as of September 1, 1998, with Dr. Thompson and the University of Waterloo (the "Research and Development Agreement"). The Research and Development Agreement provides that the University of Waterloo will perform research and development under the direction of Senesco, and Senesco will pay for the cost of this work and make certain payments totaling $1,185,000 Canadian (as specified therein). In return for these payments, the Company has all rights to the intellectual property derived from the research.

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

     Patent Applications

     Dr. Thompson and his colleagues, Dr. Yuwen Hong and Dr. Katalin Hudak, filed a patent application on June 26, 1998 (the "Original Patent Application") to protect their invention, which is directed to methods for controlling senescence in plants. By assignment dated June 25, 1998 and recorded with the United States Patent and Trademark Office (the "PTO") on June 26, 1998, Drs. Thompson, Hong and Hudak assigned all of their rights in and to the Original Patent Application and any other applications filed in the United States or elsewhere with respect to the invention and/or improvements thereto to Senesco, L.L.C. The Company succeeded to the assignment and ownership of the Original
Patent Application. Drs. Thompson, Hong and Hudak filed an amendment to the Original Patent Application on February 16, 1999 (the "Amended Patent Application" and together with the Original Patent Application, the "First Patent Application") titled "DNA Encoding A Plant Lipase, Transgenic Plants and a Method for Controlling Senescence in Plants." The Amended Patent Application serves as a continuation of the Original Patent Application. Concurrent with the filing of the Amended Patent Application with the PTO and as in the case of the Original Patent Application, Drs. Thompson, Hong and Hudak assigned all of their rights in and to the Amended Patent Application and any other applications filed in the United States or elsewhere with respect to such invention and/or improvements thereto to Senesco. Drs. Thompson, Hong and Hudak have received shares of restricted Common Stock of the Company in consideration for the assignment of the First Patent Application. The inventions, which were the subject of the First Patent Application, include a method for controlling senescence of plants, a vector containing a cDNA whose expression regulates senescence, and a transformed microorganism expressing the lipase of cDNA.
Management believes that the inventions provide a means for delaying deterioration and spoilage, which could greatly increase the shelf-life of fruits, vegetables, and flowers by silencing or substantially repressing the expression of the lipase gene induced coincident with the onset of senescence.

     The Company filed a second patent application (the "Second Patent Application", and together with the First Patent Application, collectively, the "Patent Applications") on July 6, 1999, titled "DNA Encoding A Plant
Deoxyhypusine Synthase, Transgenic Plants and A Method for Controlling Programmed Cell Death in Plants." The inventors named on the patent are Drs. John E. Thompson, Tzann-Wei Wang and Dongen Lily Lu. Concurrent with the filing of the Second Patent Application with the PTO and as in the case of the First Patent Application, Drs. Thompson, Wang and Lu assigned all of their rights in and to the Second Patent Application and any other applications filed in the United States or elsewhere with respect to such invention and/or improvements thereto to Senesco. Drs. Thompson, Wang and Lu have received options to purchase Common Stock of the Company in consideration for the assignments of the Second Patent Application. The inventions include a method for the genetic modification of plants to control the onset of either age-related or stress-induced senescence, an isolated DNA molecule encoding a senescence induced gene, and an isolated protein encoded by the DNA molecule.

Currently, the Company is in the process of drafting certain patent applications for new senescence technology that should be filed with the PTO in the near future. There can be no assurance that patent protection will be granted with respect to the Patent Applications, or any other applications, or that, if granted, the validity of such patents will not be challenged. Furthermore, there can be no assurance that claims of infringement upon the proprietary rights of others will not be made, or if made, could be successfully defended against.

     Competition

     The Company's competitors in the field of delaying plant senescence are companies that develop and produce transgenic plants in which ethylene biosynthesis has been silenced. Such companies include: Agritope Inc.; Dekalb Genetics; AgrEvo; Bionova Holding Corporation; and Garst Seed Company, among others. The Company believes that its proprietary technology is unique and, therefore, places the Company at a competitive advantage in the industry. However, there can be no assurance that its competitors will not develop a similar product with superior properties or at greater cost-effectiveness than the Company.

     Government Regulation

     At present, the U.S. federal government regulation of biotechnology is divided among three agencies. The U.S. Department of Agriculture (the "USDA") regulates the import, field testing and interstate movement of specific types of genetic engineering that may be used in the creation of transgenic plants. The Environmental Protection Agency (the "EPA") regulates activity related to the invention of plant pesticides and herbicides, which may include certain kinds of transgenic plants. The Food and Drug Administration (the "FDA") regulates foods derived from new plant varieties. The FDA requires that transgenic plants meet the same standards for safety that are required for all other plants and foods in general. Except in the case of additives that significantly alter a food's structure, the FDA does not require any additional standards or specific approval for genetically engineered foods but expects transgenic plant developers to consult the FDA before introducing a new food into the market place.

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

     The Company anticipates hiring additional employees in the over the next twelve months to meet needs created by possible expansion of its marketing activities and product development.

     Safe Harbor Statement

     Certain statements included in this Form 10-QSB, including, without limitation, statements regarding the anticipated growth in the markets for the Company's services, the continued development of the Company's genetic technology, the approval of the Company's Patent Applications, the possibility of governmental approval in order to sell or offer for sale to the general public a genetically engineered plant or plant product, the successful implementation of the Joint Venture with Rahan, the success of the Research and Development Agreement, statements relating to the Company's Patent Applications, the anticipated longer term growth of the Company's business, and the timing of the projects and trends in future operating performance, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The factors discussed herein and others expressed from time to time in the Company's filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements. The Company does not undertake to update any forward-looking statements.

LIQUIDITY AND CAPITAL RESOURCES

     Overview

     As of March 31, 2000, the Company's cash balance was $151,204, and the Company's working capital deficiency was $131,403. As of March 31, 2000, the Company had a tax loss carry-forward of $2,991,223 to off-set future taxable income. There can be no assurance, however, that the Company will be able to take advantage of any or all of such tax loss carry-forward, if at all, in future fiscal years.

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

     In order to fund its research and development and commercialization efforts, including the hiring of additional employees, during the quarter ended March 31, 2000, the Company consummated a private placement of 188,792 shares of its Common Stock for a net purchase price of $508,689, which is net of $21,311 in legal fees (the "December Private Placement"). See "Part II, Item 5. Other Information." Certain directors of the Company participated in the December Private Placement on the same terms and conditions as all purchasers thereunder. In addition, the Company has engaged a placement agent to conduct an additional private placement of restricted shares of Common Stock. The Company anticipates that it will only be able to fund its operations over the next twelve (12) months if it is successful in consummating the current private placement, or if the Company can otherwise raise additional capital.

     On March 30, 2000, the Company entered into a financial advisory and investment banking agreement with an investment bank which will provide the Company with financial advice and will also provide the Company with investment banking services on an exclusive basis.

     In addition, the Company anticipates receiving additional funds from the BIRD Grant to assist in funding its Joint Venture. See "Management's Discussion and Analysis of Financial Condition and Plan of Operation."

YEAR 2000 ISSUES

     The Company believes that material Year 2000 compliance problems would have arisen on or immediately after January 1, 2000. As of the date hereof, the Company is not aware of any Year 2000-related problems associated with its internal systems or software or that of its vendors, suppliers, manufacturers, distributors and marketing partners. It is possible, however, that further Year 2000-related problems will arise in the future.

     Other than time spent by the Company's own personnel, to date the Company has not incurred any significant costs in identifying and remediating Year 2000 problems.

RESULTS OF OPERATIONS

Nine Months Ended March 31, 2000 and Nine Months Ended March 31, 1999
---------------------------------------------------------------------

     The Company is a development stage company, and revenues for each of the nine month periods ended March 31, 2000 and March 31, 1999 were $0. Operating expenses in each of the nine month periods ended March 31, 2000 and March 31, 1999 were comprised of general and administrative expenses, sales and marketing expenses and research and development expenses. Operating expenses for the nine month periods ended March 21, 2000 and March 31, 1999 were approximately $1,822,181 and $698,886, respectively, an increase of approximately $1,123,295, or 160.7%.

     General and administrative expenses in each of the nine month periods ended March 31, 2000 and March 31, 1999 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. General and administrative expenses were approximately $1,339,722 in the nine month period ended March 31, 2000 and approximately $546,964 in the nine month period ended March 31, 1999. The increase during the nine month period ended March 31, 2000 of approximately $792,758, or 144.9%, from the corresponding nine month period in 1999, resulted primarily from increases in expensing of options and warrants, payroll expenses and professional services.

     Research and development expenses in each of the nine month periods ended March 31, 2000 and March 31, 1999 consisted of professional salaries and benefits, fees associated with Research and Development Agreement and allocated overhead charged to research and development projects. Research and development expenses during each of nine month periods ended March 31, 2000 and March 31, 1999 were approximately $482,459 and $151,922, respectively. The increase during the nine month period ended March 31, 2000 of approximately $330,537, or 217.6%, from the nine month period ended March 31, 1999, resulted primarily from increases in the cost of research activities pursuant to the Research and Development Agreement with the University of Waterloo.

Three  Months Ended March 31, 2000 and Three  Months Ended March 31, 1999
-------------------------------------------------------------------------

     The Company is a development stage company, and revenues for each of the three month periods ended March 31, 2000 and March 31, 1999 were $0. Operating expenses in each of the three month periods ended March 31, 2000 and March 31, 1999 were comprised of general and administrative expenses, sales and marketing expenses and research and development expenses. Operating expenses for the three month periods ended March 21, 2000 and March 31, 1999 were approximately $827,377 and $418,227, respectively, an increase of approximately $409,150, or 97.8%.

     General and administrative expenses in each of the three month periods ended March 31, 2000 and March 31, 1999 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. General and administrative expenses were approximately $541,727 in the three month period ended March 31, 2000 and approximately $275,305 in the three month period ended March 31, 1999. The increase during the three month period ended March 31, 2000 of approximately

$266,422, or 96.8%, from the corresponding three month period in 1999, resulted primarily from increases in expensing of options and warrants, payroll expenses and professional services.

     Research and development expenses in each of the three month periods ended March 31, 2000 and March 31, 1999 consisted of professional salaries and benefits, fees associated with Research and Development Agreement and allocated overhead charged to research and development projects. Research and development expenses during each of three month periods ended March 31, 2000 and March 31, 1999 were approximately $285,650 and $142,922, respectively. The increase during the three month period ended March 31, 2000 of approximately $142,728, or 99.9%, from the three month period ended March 31, 1999, resulted primarily from increases in the cost of research activities pursuant to the Research and Development Agreement with the University of Waterloo.

Period From Inception on July 1, 1998 through March 31, 2000
------------------------------------------------------------

     The Company is a development stage company. From inception through March 31, 2000, the Company had no revenues.

     The Company has incurred losses each year since inception and has an accumulated deficit of approximately $2,991,223 at March 31, 2000. The Company expects to continue to incur losses over, approximately, the next two to three years from expenditures on research, product development, marketing and administrative activities.

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

                           PART II. OTHER INFORMATION.
                           ---------------------------

Item 2. Changes in Securities and Use of Proceeds.

     During the quarter ended March 31, 2000, the Company issued an aggregate of 188,792 shares of its restricted Common Stock to accredited investors in connection with the December Private Placement. Certain directors of the Company participated in the December Private Placement. Specifically, such directors of the Company purchased, in the aggregate, 52,173 shares of restricted Common Stock on the same terms and conditions as all purchasers thereunder. See "Item
5. Other Information."

     On February 14, 2000, pursuant to the Company's 1998 Stock Incentive Plan (the "Plan"), the Company granted options to purchase an aggregate of 25,000 shares of its Common Stock to an executive officer of the Company at an exercise price equal to $3.375 per share. Such options vest as follows: (i) 4,167 options vest on the date of grant, (ii) 4,167 options vest six months from the date of grant, (iii) 8,333 options vest on the first anniversary from the date of grant, and (iv) 8,333 options vest on the second anniversary from the date of grant.

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

Item 5. Other Information.

Investment Banking Agreement

     On March 30, 2000, the Company entered into a financial advisory and investment banking agreement with an investment bank which will provide the Company with financial advice and will also provide the Company with investment banking services on an exclusive basis for a six (6) month term (the "Investment Banking Agreement"). Pursuant to the Investment Banking Agreement, the investment bank will receive (i) a consulting fee of $7,500 per month, of which, $22,500 is payable upon the execution of the Investment Banking Agreement and $22,500 is payable on June 30, 2000 and, (ii) a warrant to purchase 100,000 shares of the Company's Common Stock with certain registration rights (the "Warrant"). The Warrant will vest 100% on the date of grant.

Private Placements

     In December 1999, the Company initiated a private placement of shares of its restricted Common Stock (the "December Private Placement"). The Company did not engage a placement agent for the sale of such securities. During the quarter ended March 31, 2000, the Company issued an aggregate of 188,792 shares of the Company's restricted Common Stock for a net purchase price of $508,689 (which is net of $21,311 in legal fees) in connection with the December Private Placement. The Company also executed Common Stock Purchase Agreements with each purchaser of Common Stock (the "Stock Purchase Agreements"). Pursuant to the Stock Purchase Agreements, the purchase price per share of Common Stock was equal to 80% of the average closing bid and ask prices of the Company's Common Stock during the twenty (20) trading days ending three days prior to the Closing Date (as defined therein). In addition, the Company entered into Registration Rights Agreements with each purchaser (the "Registration Rights Agreement"). The
Registration Rights Agreements provides for, among other things, a demand registration right beginning one year from the final Closing Date of the December Private Placement, as well as piggy-back registration rights for a three-year period from the Closing Date. Certain directors of the Company participated in the December Private Placement. Specifically, such directors of the Company purchased, in the aggregate, 52,173 shares of restricted Common
Stock on the same terms and conditions as all purchasers thereunder. In addition, the Company has engaged its investment bank as its exclusive placement agent to raise additional capital by selling shares of the Company's restricted Common Stock.

Management Restructuring

     On January 10, 2000, the Company completed a partial restructuring of its executive management. Phillip O. Escaravage, the Company's Founder and former Chairman, Chief Executive Officer, President and Treasurer became the Vice
Chairman of the Company's Board of Directors. The Company appointed Ruedi Stalder, a member of the Company's Board of Directors, as its Chairman and Chief Executive Officer. In addition, the Company appointed

Steven Katz, also a member of the Company's Board of Directors, as its President, Chief Operating Officer and Treasurer.

     Each of Messrs. Escaravage, Stalder, and Katz will remain Directors of the Company. Mr. Stalder has been a member of the Company's Board of Directors since February 1999. Mr. Katz has been a member of the Company's Board of Directors since January 1999 and has served as a consultant to the Company since July 1998.

     During the quarter ended March 31, 2000, Christopher P. Ahrens resigned as Secretary of the Company. The Company appointed Sascha P. Fedyszyn, the
Company's Vice President of Corporate Development, as its Secretary. In addition, the Company appointed Richard Sirkin as its Chief Financial Officer and Treasurer.

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

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

              27    Financial Data Schedule for the period ended 3/31/00.

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

                                             SENESCO TECHNOLOGIES, INC.


DATE:  May 15, 2000                          By: /s/ Steven Katz
                                                 ---------------------------
                                                 Steven Katz, President
                                                 and Chief Operating Officer
                                                 (Principal Executive Officer)



DATE:  May 15, 2000                          By: /s/ Richard Sirkin
                                                 ----------------------------
                                                 Richard Sirkin, Chief Financial
                                                 Officer and Treasurer
                                                 (Principal Financial and
                                                 Accounting Officer)