Form 10KSB
period 2000-06-30
SENESCO TECHNOLOGIES INC
filed 2000-09-28
CIK 1035354

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 2000
                           Commission File No. 0-22307

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

                                   (609) 252-0680
                         -------------------------------
                         (Registrant's Telephone Number,
                              Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------

     None

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, $.01 par value per share.

      Check whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes:   X                     No:
                         --------                    --------


      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      State Registrant's revenues for fiscal year ended June 30, 2000:  $0


      State  the   aggregate   market   value  of  the  voting   stock  held  by
non-affiliates of the Registrant: $18,134,484 at August 31, 2000 based on the average bid and asked prices on that date.

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of August 31, 2000:

              Class                              Number of Shares
              -----                              ----------------

Common Stock, $.01 par value                         7,872,626


      Transitional Small Business Disclosure Format

                     Yes:                         No:   X
                         --------                    --------


      The following documents are incorporated by reference into the Annual Report on Form 10-KSB: Portions of the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders are incorporated by reference into
Part III of this Report.

                                TABLE OF CONTENTS

         Item                                                             Page
         ----                                                             ----

PART I   1.  Business.......................................................1

         2.  Properties.....................................................7

         3.  Legal Proceedings..............................................8

         4.  Submission of Matters to a Vote of Security Holders............8

PART II  5.  Market for the Company's Common Equity and Related
             Stockholder Matters............................................9

         6.  Management's Discussion and Analysis or Plan of Operation.....10

         7.  Financial Statements..........................................13

         8.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure...........................13

PART III 9.  Directors, Executive Officers, Promoters and Control
             Persons; Compliance with Section 16 (a) of the
             Exchange Act..................................................14

         10. Executive Compensation........................................14

         11. Security Ownership of Certain Beneficial Owners
             and Management................................................14

         12. Certain Relationships and Related Transactions................14

         13. Exhibits, List and Reports on Form 8-K........................14

SIGNATURES   ..............................................................15

EXHIBIT INDEX..............................................................17

FINANCIAL STATEMENTS......................................................F-1

                                     PART I

ITEM 1.   BUSINESS.


General
-------

      Nava Leisure USA, Inc. ("Nava") was organized on April 1, 1964 under the laws of the State of Idaho under the name, "Felton Products, Inc." Nava has undergone several name and business changes. On March 27, 1997, Nava voluntarily registered its Common Stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in order to make information concerning itself more readily available to the public. On January 22, 1999, Nava Leisure Acquisition Corp., a New Jersey corporation and wholly-owned subsidiary of Nava, merged with and into Senesco, Inc., a New Jersey corporation ("Senesco"), and the stockholders of Senesco received newly issued, unregistered and restricted common stock of Nava such that the stockholders of Senesco acquired a majority of Nava's outstanding common stock (the "Merger"). Pursuant to the Merger, Nava changed its name to Senesco Technologies, Inc. (herein after referred to as the "Company"), and Senesco became a wholly-owned subsidiary of the Company.

      On September 29, 1999, the Company declared a 2-for-1 forward stock split (the "Stock Split") of its common stock (the "Common Stock") for stockholders of record as of October 8, 1999. The Stock Split became effective on the NASD OTC Bulletin Board on October 25, 1999. All share amounts and per share prices stated herein have been adjusted to reflect such Stock Split.

      On September 30, 1999, the Company consummated a short form merger in order to reincorporate from the state of Idaho to the state of Delaware.

Business of the Company
-----------------------

      The business of the Company is currently operated through Senesco, its wholly-owned subsidiary. The primary business of the Company is the development and commercial exploitation of potentially significant technology involving the identification and isolation of genes that the Company believes control the aging (senescence) of all flowers, fruits and vegetables (plant tissues) and to increase crop production (yield) in horticultural and agronomic crops.

      Senescence in plant tissues is the natural aging of these tissues. Loss of cellular membrane integrity is an early event during the senescence of all plant tissues that prompts the deterioration of fresh flowers, fruits and vegetables. This loss of integrity, which is attributable to the formation of lipid metabolites in membrane bilayers that "phase-separate," causes the membranes to become "leaky." A decline in cell function ensues, leading to deterioration and eventual death (spoilage) of the tissue. A delay in senescence increases shelf life and extends the plant's growth timeframe and allows the plant to devote more time to the photosynthetic process. The Company has shown that the additional energy gained in this period leads directly to increased seed production, and therefore increases crop yield. Seed production is a vital economic and agricultural factor because oil-bearing crops store oil in their seeds. This yields a more efficient crop. The Company has also shown that delaying senescence allows the plant to allocate more energy toward growth, leading to larger plants (increased biomass), which is vital for crops used to feed livestock (forage) and leafy crops.

      The technology presently utilized by the industry for increasing the shelf life in certain flowers, fruits and vegetables relies on reducing ethylene biosynthesis, and hence only has application to a limited number of plants that are ethylene-sensitive. Current industry technology for attempting to increase crop yield relies on delaying leaf senescence which also has proven ineffective up to this time.

      On the other hand, the Company's research and development program focuses on the discovery and development of new gene technologies which aim to confer positive traits on fruits, flowers, vegetables and agronomic crops. To date, the Company has isolated and characterized the senescence-induced lipase gene, deoxyhypusine synthase ("DHS") gene and Factor 5A gene in certain species of plants. The Company's initial goal is to inhibit the expression of (or silence) these genes to delay senescence, which will extend shelf life, increase biomass and increase yield, thereby demonstrating "proof of concept" in each category of crop and to then license the technology to strategic partners and enter into joint ventures.

      The Company is currently working with tomato, carnation, Arabidopsis (a model plant which produces oil in a manner similar to canola) and banana plants, and it has obtained "proof of concept" for the lipase and DHS genes in several of these species. Near-term research and development initiatives include: (i) silencing the Factor 5A gene in these four types of plants; and (ii) further propagation of transformed plants with the Company's silenced genes.

      Subsequent initiatives include: (i) expanding the lipase, DHS and Factor 5A gene technology into a variety of other commercially viable agricultural crops such as canola, lettuce, melon and strawberries; and (ii) developing transformed plants that possess new beneficial traits such as protection against drought and disease. The Company's strategy focuses on various plants to allow flexibility that will accommodate different plant reproduction strategies among the various sectors of the broad agricultural and horticultural markets. There can be no assurance, however, that the Company's research and development efforts will be successful, or if successful, that the Company will be able to commercially exploit its technology.

      The Company's research and development is performed by third party researchers at the direction of the Company pursuant to various research agreements. The primary research and development effort takes place at The University of Waterloo in Ontario, Canada, where the technology was developed. Additional research and development is performed at the University of California, Davis and Hebrew University in Rehovot, Israel as well as through the Company's Joint Venture (as defined below) with Rahan Meristem in Israel.

Joint Venture
-------------

      On May 14, 1999, the Company entered into a joint venture agreement with Rahan Meristem Ltd., an Israeli company ("Rahan"), engaged in the worldwide export marketing of banana germplasm (the "Joint Venture"). The Company has contributed, by way of a limited, exclusive world-wide license to the Joint Venture, access to its technology, discoveries, inventions, know-how (patentable or otherwise), pertaining to plant genes and their cognate expressed proteins that are induced during senescence (plant aging) for the purpose of developing, on a joint basis, genetically altered banana plants which will result in a "longer shelf life" banana. Rahan has contributed its technology, inventions and know-how with respect to banana plants. The Joint Venture is equally owned by each of the parties. There can be no assurance, however, that the Company's Joint Venture will be successful, or if successful, that the Company will be able to commercially exploit its technology.

      The Joint Venture applied for and received a conditional grant that totals $340,000 over a four year period from the Israel - U.S. Binational Research and Development (the "BIRD") Foundation (the "BIRD Grant"). As of June 30, 2000, the Joint Venture has received a conditional grant in the first year equal to $94,890 which constitutes 50% of the Joint Venture's year one research and development budget. Pursuant to the BIRD Grant, such grant, along with certain royalty payments, shall only be repaid to the BIRD Foundation upon the commercial success of the Joint Venture's technology, which success is measured based upon certain benchmarks and/or milestones achieved by the Joint Venture. These benchmarks are reported periodically to the BIRD Foundation by the Joint Venture. To date, in addition to the above $94,890, Senesco directly has received $10,573 from the BIRD Grant for reimbursement of research and development expenses that the Company has incurred which are associated with the research and development efforts of the Joint Venture. The Company expects to receive the second installment of the BIRD Grant as its expenditures associated with the Joint Venture increase above certain levels.

Target Markets
--------------

      The Company's technology embraces crops that are reproduced both through seeds and propagation. Propagation means a process whereby the plant does not produce fertile seeds and must reproduce through cuttings from the parent plant which are planted and become new plants. The complexities associated with marketing and distribution in the worldwide produce market will require the Company to adopt a multi-faceted commercialization strategy. The Company plans to enter into licensing agreements and strategic relationships with a variety of companies on a crop-by-crop basis. The Company also plans to enter into joint ventures where it will have more direct control over commercialization activities in the end use market for species which have well established channels of distribution.

Industry Market Trends
----------------------

      The Company's competitors in the industry are primarily focused on research and development rather than commercialization. Those which are presently attempting to distribute their technology have generally utilized one of the following commercialization distribution channels: (i) licensing technology to major marketing and distribution partners; (ii) distributing seedlings directly to growers; or (iii) entering into strategic alliances. In addition, some competitors are owned by established produce distribution companies, which alleviates the need for strategic alliances, while others are attempting to create their own distribution and marketing channels.

Intellectual Property
---------------------

      Research and Development Agreement
      ----------------------------------

      The inventor of the Company's technology, John E. Thompson, Ph.D., is the Dean of Science at the University of Waterloo in Waterloo, Ontario and is the Executive Vice President of Research and Development of the Company. Dr. Thompson is also a stockholder of the Company and owns 10.8% of the outstanding shares of the Company's Common Stock as of June 30, 2000. Senesco entered into a three-year research and development agreement, dated as of September 1, 1998 (the "Research and Development Agreement"), with the University of Waterloo and Dr. Thompson as the principal inventor. The Research and Development Agreement provides that the University of Waterloo will perform research and development under the direction of Senesco, and Senesco will pay for the cost of this work and make certain payments totaling Can $825,000 (as specified therein). As of June 30, 2000, such amount represented US $469,632. In return for these payments, the Company has all rights to the intellectual property derived from the research. During the twelve month periods ended June 30, 2000 and June 30, 1999, the Company has spent approximately $476,456 and $173,461, respectively, on all research and development.

      Effective May 1, 1999, the Company entered into a consulting agreement for research and development with Dr. Thompson. This agreement provides for monthly payments of $3,000 through June 2001. The agreement shall be automatically renewable for two (2) additional three (3) year terms, unless either of the parties provides the other with written notice within six (6) months of the end of the term.

      The Company's future research and development program focuses on the discovery and development of new gene technologies which aim to extend shelf life and to confer other positive traits on fruits, flowers, vegetables and agronomic row crops. Over the next twelve months, the Company plans the following research and development initiatives: (i) the isolation of new genes in the Arabidopsis plant and tomato plant at the University of Waterloo; (ii) the isolation of new genes in the carnation plant pursuant to an informal agreement with Dr. Sasha Vainstein of Hebrew University; and (iii) the isolation of new genes in the banana plant through the Joint Venture. The Company also plans to develop transformed plants that possess new beneficial traits, such as protection against drought and disease, which will then be developed in each of these varieties. The Company also plans to expand its research and development initiative beyond these four plants into a variety of other crops.

      Patent Applications
      -------------------

      Dr. Thompson and his colleagues, Dr. Yuwen Hong and Dr. Katalin Hudak, filed a patent application on June 26, 1998 (the "Original Patent Application") to protect their invention, which is directed to methods for controlling senescence in plants. By assignment dated June 25, 1998 and recorded with the United States Patent and Trademark Office (the "PTO") on June 26, 1998, Drs. Thompson, Hong and Hudak assigned all of their rights in and to the Original Patent Application and any other applications filed in the United States or elsewhere with respect to the invention and/or improvements thereto to Senesco, L.L.C. Senesco succeeded to the assignment and ownership of the Original Patent Application. Drs. Thompson, Hong and Hudak filed an amendment to the Original Patent Application on February 16, 1999 (the "Amended Patent Application" and together with the Original Patent Application, the "First Patent Application") titled "DNA Encoding A Plant Lipase, Transgenic Plants and a Method for Controlling Senescence in Plants." The Amended Patent Application serves as a continuation of the Original Patent Application. Concurrent with the filing of the Amended Patent Application with the PTO and as in the case of the Original Patent Application, Drs. Thompson, Hong and Hudak assigned all of their rights in and to the Amended Patent Application and any other applications filed in the United States or elsewhere with respect to such invention and/or improvements thereto to Senesco. Drs. Thompson, Hong and Hudak have received shares of restricted Common Stock of the Company in consideration for the assignment of the First Patent Application. The inventions, which were the subject of the First Patent Application, include a method for controlling senescence of plants, a vector containing a cDNA whose expression regulates senescence, and a transformed microorganism expressing the lipase of cDNA.
Management believes that the inventions provide a means for delaying deterioration and spoilage, which could greatly increase the shelf-life of fruits, vegetables, and flowers by silencing or substantially repressing the expression of the lipase gene induced coincident with the onset of senescence.

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

Government Regulation
---------------------

      At present, the U.S. federal government regulation of biotechnology is divided among three agencies. The U.S. Department of Agriculture (the "USDA") regulates the import, field testing and interstate movement of specific types of genetic engineering that may be used in the creation of transformed plants. The Environmental Protection Agency (the "EPA") regulates activity related to the invention of plant pesticides and herbicides, which may include certain kinds of transformed plants. The Food and Drug Administration (the "FDA") regulates foods derived from new plant varieties. The FDA requires that transformed plants meet the same standards for safety that are required for all other plants and foods in general. Except in the case of additives that significantly alter a food's structure, the FDA does not require any additional standards or specific approval for genetically engineered foods but expects transformed plant developers to consult the FDA before introducing a new food into the market place.

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

Competition
-----------

      The Company's competitors in the field of delaying plant senescence are companies that develop and produce transformed plants in which ethylene biosynthesis has been silenced. Such companies include: Agritope Inc.; Paradigm Genetics; AgrEvo; Bionova Holding Corporation; and Eden Bioscience, among others. The Company believes that its proprietary technology is unique and, therefore, places the Company at a competitive advantage in the industry. However, there can be no assurance that its competitors will not develop a similar product with superior properties or at greater cost-effectiveness than the Company.

Marketing
---------

      Based upon the Company's multi-faceted commercialization strategy described above, the Company anticipates that there may be a significant period of time before plants altered using the Company's technology reach consumers. Thus, the Company has not begun to actively market its technology directly to consumers, but rather, the Company has sought to establish itself within the industry through its advertising program in trade journals, newspapers and a national magazine.

Employees
---------

      The Company currently has four (4) employees and three (3) consultants, five (5) of whom are currently executive officers and are involved in the management of the Company.

      The officers are assisted by a Scientific Advisory Board made up of prominent experts in the field of transformed plants. A. Carl Leopold, Ph.D. serves as Chairman of the Scientific Advisory Board. He is currently a member and a W.H. Crocker Scientist Emeritus of the Boyce Thompson Institute for Plant Research at Cornell University. Dr. Leopold has held numerous academic appointments and memberships, including staff member of the Science and Technology Policy Office during the Nixon and Ford Administrations, and positions with the National Science Foundation and the National Aeronautics and Space Administration. Alan B. Bennett, Ph.D., and William R. Woodson, Ph.D. are the other members of the Scientific Advisory Board. Dr. Bennett is the Associate Dean of the College of Agricultural and

Environmental Sciences at the University of California, Davis. His research interests include: the molecular biology of tomato fruit development and ripening; the molecular basis of membrane transport; and cell wall disassembly. Dr. Woodson is the Associate Dean of Agriculture and Director of Agricultural Research Programs at Purdue University. He has been a visiting professor at many universities worldwide including the John Innis Institute in England and the Weizmann Institute of Science in Israel. Dr. Woodson is a world-recognized expert in horticultural science and serves on numerous international and national committees and professional societies.

      In addition to his service on the Scientific Advisory Board, the Company utilizes Dr. Bennett as a consultant experienced in the transformed plant industry. The Company entered into a consulting agreement for research and development with Dr. Bennett effective July 16, 1999. This agreement provides for monthly payments of $5,400 through July 2000. The Company is currently renegotiating a consulting agreement to continue with Dr. Bennett's services.

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

Safe Harbor Statement
---------------------

      Certain statements included in this Form 10-KSB, including, without limitation, statements regarding the anticipated growth in the markets for the Company's services, the continued development of the Company's genetic technology, the approval of the Company's Patent Applications, the possibility of governmental approval in order to sell or offer for sale to the general public a genetically engineered plant or plant product, the successful implementation of the Joint Venture with Rahan, the success of the Research and Development Agreement, statements relating to the Company's Patent Applications, the anticipated longer term growth of the Company's business, and the timing of the projects and trends in future operating performance, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The factors discussed herein and others expressed from time to time in the Company's filings with the Securities and Exchange Commission (the "SEC") could cause actual results and developments to be materially different from those expressed in or implied by such statements. The Company does not undertake to update any forward-looking statements.


ITEM 2.   PROPERTIES.

      The Company subleases, on a month-to-month basis, office space in Princeton, New Jersey from a company controlled by a director and stockholder of the Company for a monthly rental fee of approximately $5,500. The Company believes that the terms of the rental fee are at least as favorable as the Company would have received from a third party. The space is in good condition and the Company believes it can use these offices for the next 12 to 24 months. This office space is adequately insured by the lessor.

      All office equipment and office furniture used by the Company is in good working condition and is located at the office described above. The Company believes such equipment will suit its business needs over the next twelve (12) months. The Company also leases computers at a cost of approximately $450 per month.


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


      None.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


      Since January 25, 1999, the Company's Common Stock has been traded on the NASD OTC Bulletin Board under the symbol SENO.

      The following table sets forth the range of the high and low bid quotations for the Common Stock for each of the quarters since the quarter ended March 31, 1999 as reported on the NASD OTC Bulletin Board and as adjusted for the Stock Split. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

           Quarter Ended                   Common Stock
           -------------                 ----------------
                                         High         Low
                                         ----         ---

     March 31, 1999                      $3.50       $2.00
     (since January 25, 1999)
     June 30, 1999                       $3.3125     $2.375
     September 30, 1999                  $3.875      $2.2969
     December 31, 1999                   $4.8125     $2.875
     March 31, 2000                      $4.00       $2.00
     June 30, 2000                       $3.00       $1.50

      As of August 31, 2000, the approximate number of holders of record of the Common Stock was 353.

      The Company has neither paid nor declared dividends on its Common Stock since its inception and does not plan to pay dividends on its Common Stock in the foreseeable future. The Company expects that any earnings which the Company may realize will be retained to finance the growth of the Company.

      Change in Securities and Use of Proceeds
      ----------------------------------------

      During the fourth quarter of fiscal 2000, the Company consummated a private placement and issued an aggregate of 1,471,700 shares of its restricted Common Stock, at $1.50 per share, for an aggregate offering price of $2,207,550, on May 31, 2000 and June 22, 2000, collectively (the "Private Placement"). Except for one sophisticated investor, all other shares of the Company's restricted Common Stock issued in connection with the Private Placement were issued to accredited investors. A director and officer of the Company participated in the Private Placement and purchased 66,667 shares of restricted Common Stock on the same terms and conditions as the other purchasers thereunder.

      No underwriter was employed by the Company in connection with the issuance of the securities in the Private Placement, however, the Company did engage the services Fahnestock & Co. Inc. ("Fahnestock"), to act as the placement agent in connection with the Private Placement.

As consideration for acting as the Company's placement agent, Fahnestock received: (i) a 7% commission, equaling $154,529, on the total offering price for the Company's restricted Common Stock issued in connection with the Private Placement; and (ii) a warrant to purchase 100,000 shares of the Company's Common Stock with certain registration rights (the "Warrant"), granted on March 30, 2000, with an exercise price equal to $1.50 per share. The Warrant vests 100% on the date of grant. The Company believes that the issuance of shares of Common Stock in connection with the Private Placement was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and Rule 506 of Regulation D promulgated under the Act, as a transaction not involving a public offering. Appropriate legends have been affixed to the stock certificates issued to the purchasers of the Private Placement. All purchasers had adequate access to information about the Company and each purchaser acquired the securities for investment only and not with a view to distribution.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Liquidity and Capital Resources
-------------------------------

      As of June 30, 2000, the Company's cash balance was $1,555,749, and the Company's working capital was $1,339,668. As of June 30, 2000, the Company had a tax loss carry-forward of approximately $3,614,911 to off-set future taxable income. There can be no assurance, however, that the Company will be able to take advantage of any or all of such tax loss carry-forward, if at all, in future fiscal years.

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

      The Company anticipates that it will be able to fund operations for at least the next twelve (12) months. To enable the Company to fund its research and development and commercialization efforts, including the hiring of additional employees, the Company issued 1,471,700 shares of its restricted Common Stock for aggregate gross proceeds equal to $2,207,550 in connection with the Private Placement. See "Item 5. Market for the Company's Common Equity and Related Stockholder Matters - Change in Securities and Use of Proceeds."

      The Company engaged Fahnestock as its placement agent (the "Placement Agent") pursuant to a placement agency agreement by and between the Company and Fahnestock, dated as of March 30, 2000 (the "Placement Agency Agreement"). The Placement Agency Agreement provided for, among other things: (i) a 7% sales commission to the Placement Agent on gross proceeds raised in the Private Placement; and (ii) a warrant to purchase 100,000 shares of the Company's Common Stock, granted to the Placement Agent on March 30, 2000 with an exercise price equal to $1.50 per share.

      On March 30, 2000, the Company and Fahnestock entered into a financial advisory and investment banking agreement pursuant to which Fahnestock will provide the Company with financial advice and will also provide the Company with investment banking services on an exclusive basis for a six (6) month term (the "Investment Banking Agreement"). Pursuant to the Investment Banking Agreement, the investment bank will receive a consulting fee of $7,500 per month, of which, $22,500 was payable upon the execution of the Investment Banking Agreement and $22,500 was payable on June 30, 2000.

      In connection with the Private Placement, the Company executed Common Stock Purchase Agreements (the "Stock Purchase Agreements") with each of the Purchasers (as defined therein) of Common Stock, dated as of May 31, 2000 and June 14, 2000, respectively. In addition, the Company entered into Registration Rights Agreements (the "Registration Rights Agreements") with each of the Purchasers, dated as of May 31, 2000 and June 14, 2000, respectively. The Registration Rights Agreements provide for, among other things, the Company to use its best reasonable efforts to cause a shelf registration statement (covering shares issued pursuant to the Private Placement) to be declared effective by the SEC within nine (9) months after June 22, 2000. The Registration Rights Agreements also provide for piggy-back registration rights for a three-year period from June 22, 2000. The shares issued to each purchaser in the Private Placement are identical to the Common Stock held by all of the Company's stockholders. In addition, all directors, officers and holders of more than 5% of the outstanding shares of Common Stock of the Company (collectively, the "Affiliates"), have each entered into a Lock-up Agreement (the "Lock-up Agreement") with the Placement Agent, dated as of March 30, 2000. Pursuant to the Lock-up Agreements, the Affiliates, without prior written approval of the Placement Agent, may not sell or otherwise transfer shares of Common Stock of the Company during the period beginning on March 30, 2000 and ending on the earlier of: (i) thirty (30) days following the effective date of a registration statement in which the shares sold in connection with the Private Placement are included; or (ii) nine (9) months after June 22, 2000.

      Furthermore, a certain director and officer of the Company participated in the Private Placement. Specifically, such director and officer of the Company purchased, in the aggregate, 66,667 shares of restricted Common Stock of the Company on the same terms and conditions as the other purchasers thereunder.

      In addition, the Company anticipates receiving additional funds from the BIRD Grant to assist in funding its Joint Venture. See "Item 1. Business - Joint Venture."

European Monetary Union
-----------------------

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

Year 2000 Compliance
--------------------

      The Company believes that material Year 2000 compliance problems would have arisen on or immediately after January 1, 2000. As of the date hereof, the Company is not aware of any Year 2000-related problems associated with its internal systems or software, or that of its vendors, suppliers, manufacturers, distributors and marketing partners. It is possible, however, that further Year 2000-related problems may arise in the future.

      Other than time spent by the Company's own personnel, to date the Company has not incurred any significant costs in identifying and remediating Year 2000 problems.

Research and Development Initiatives
------------------------------------

      The Company's future research and development program focuses on the discovery and development of new gene technologies which aim to: (i) extend shelf life; (ii) increase yield; and (iii) confer other positive traits on fruits, flowers, vegetables and row crops. Over the next twelve months, the Company plans the following research and development initiatives: (i) the isolation of new genes in the Arabidopsis plant and tomato plant at the University of Waterloo and (ii) the isolation of new genes in the banana plant through the Joint Venture. Transformed plants that possess new beneficial traits such as drought and disease resistance will then be developed in each of these varieties. The Company also plans to expand its research and development initiative beyond these three plants into a variety of other crops.

Results of Operations
---------------------

      Fiscal Years ended June 30, 2000 and June 30, 1999
      --------------------------------------------------

      The Company is a development stage company. From its inception of operations on July 1, 1998 through June 30, 2000, the Company had no revenues. Operating expenses, consists of general and administrative expenses, sales and marketing expenses, non-cash advertising, consulting and legal costs and research and development expenses. Operating expenses for the 12 month periods ending June 30, 2000 ("Fiscal 2000") and June 30, 1999 ("Fiscal 1999") were $2,444,869 and $1,155,858, respectively, an increase of $1,289,011 or 112%. This increase is
primarily the result of an increase in expenses associated with professional and consulting services, investor relations, salaries and product development expenses, and non-cash advertising, consulting and legal costs associated with the increase in the Company's operating activities and research and development efforts.

      General and administrative expenses consists primarily of professional salaries and benefits, depreciation and amortization, professional consulting services, office rent and corporate insurance. General and administrative expenses for Fiscal 2000 and Fiscal 1999 were $1,394,061 and $982,397, respectively, an increase of $411,664 or 42%. This increase is primarily the result of an increase in professional and consulting services, investor relations and salaries associated with the increase in operating activities.

      For Fiscal 2000 and Fiscal 1999, respectively, sales and marketing expenses were $0.

      For Fiscal 2000 and Fiscal 1999, respectively, non-cash advertising, consulting and legal costs were $574,352 and $0, respectively, an increase of 100%. Such costs consist of non-employee stock options and warrants granted as consideration for certain professional consulting and advertising services.

      Research and development expenses consists primarily of professional salaries and benefits, fees associated with the Research and Development Agreement and direct expenses charged to research and development projects. Research and development expenses for Fiscal 2000 and Fiscal 1999 were $476,456 and $173,461, respectively, an increase of $302,995 or 175%. This increase is a result of an increase in the research and development budget and consulting expenses associated with research and development activities.

      The Company has incurred losses since inception and had an accumulated deficit of $3,613,911 at June 30, 2000. The Company expects to continue to incur expenditures for research, product development, and administrative activities.

      The Company does not expect to generate significant revenues from product sales for, approximately, the next two to three years during which the Company will engage in significant research and development efforts. However, the Company may enter into licensing or other agreements with marketing and distribution partners that may result in license fees, revenues from contract research, and other related revenues. No assurance can be given, however, that such research and development efforts will result in any commercially viable products, or that any licensing or other agreements with marketing and distribution partners will be entered into and result in revenues. Successful future operations will depend on the Company's ability to transform its research and development activities into commercializable technology.


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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                      PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      The information relating to the Company's directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.


ITEM 10.   EXECUTIVE COMPENSATION.

      The discussion under the heading "Executive Compensation" in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The discussion under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.


ITEM 13.   EXHIBITS, LIST, AND REPORTS ON FORM 8-K.

          (a)  (1)   Financial Statements.

               Reference  is made to the Index to Financial  Statements  on Page
               F-1.

          (a)  (2)   Financial Statement Schedules.

               None.

          (a)  (3)   Exhibits.

               Reference is made to the Index to Exhibits on Page 17

          (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed during the Company's fourth fiscal quarter.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of September, 2000.

                                       SENESCO TECHNOLOGIES, INC.

                                       By: /s/Steven Katz
                                           ----------------------------------
                                           Steven Katz, President and
                                           Chief Operating Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                            Title                           Date
---------                            -----                           ----

/s/Ruedi Stalder             Chairman, Chief Executive        September 28, 2000
------------------------     Officer and Director
Ruedi Stalder


/s/Steven Katz               President, Chief Operating       September 28, 2000
------------------------     Officer and Director
Steven Katz                  (principal executive officer)

/s/Richard J. Sirkin         Chief Financial Officer and      September 28, 2000
------------------------     Treasurer (principal financial
Richard J. Sirkin            and accounting officer)

/s/Phillip O. Escaravage     Vice Chairman and Director       September 28, 2000
------------------------
Phillip O. Escaravage

/s/Christopher Forbes        Director                         September 28, 2000
------------------------
Christopher Forbes

/s/Thomas C. Quick           Director                         September 28, 2000
------------------------
Thomas C. Quick

                                  EXHIBIT INDEX

Exhibit No.                         Description of Exhibit
-----------                         ----------------------

2.1 Merger Agreement and Plan of Merger dated as of October 9, 1998 made by and among Nava Leisure USA, Inc., an Idaho corporation, the Principal Stockholders (as defined therein), Nava Leisure Acquisition Corp., and Senesco, Inc. (Incorporated by reference to the Company's definitive proxy statement on Schedule 14A dated January 11, 1999.)

2.2 Merger Agreement and Plan of Merger dated as of September 30, 1999, made by and between Senesco Technologies, Inc., an Idaho corporation, and Senesco Technologies, Inc., a Delaware corporation. (Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended September 30, 1999.)

3.1 Certificate of Incorporation of the Company filed with the State of Delaware on September 30, 1999. (Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended September 30, 1999.)

3.2 By-laws of the Company as adopted on September 30, 1999. (Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended September 30, 1999.)

4.1 Form of Registration Rights Agreement dated as of May 11, 1999 made by and among the Company and the Purchasers (as defined therein). (Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended March 31, 1999.)

4.2 Form of Warrant with Forbes, Inc. (Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended September 30, 1999.)

4.3 Form of Option Agreement with Kenyon & Kenyon (Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended September 30, 1999.)

4.4 Form of Warrant with Parenteau Corporation (Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended December 31, 1999.)

4.5 Form of Warrant with Strategic Growth International, Inc. (Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended December 31, 1999.)

4.6+     Form of Warrant with Fahnestock & Co. Inc., dated as of March 30, 2000.

4.7+ Form of Registration Rights Agreement, dated as of March 30, 2000, made by and between the Company and Fahnestock & Co. Inc.

Exhibit No.                         Description of Exhibit
-----------                         ----------------------

4.8+ Form of Lock-up Agreement made by and between Fahnestock & Co. Inc. and each of the affiliates of the Company, dated as of March 30, 2000.

4.9 Form of Common Stock Purchase Agreement, dated as of May 11, 1999, made by and among the Company and the Purchasers (as defined therein). (Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended March 31, 1999.)

4.10 Form of Registration Rights Agreement, dated as of May 11, 1999, made by and among the Company and the Purchasers (as defined therein). (Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended March 31, 1999.)

4.11+ Form of Common Stock Purchase Agreement, dated as of May 31, 2000 and June 14, 2000, respectively, made by and among the Company and the Purchasers (as defined therein).

4.12+ Form of Registration Rights Agreement dated as of May 31, 2000 and June 14, 2000, respectively, made by and among the Company and the Purchasers (as defined therein).

10.1* 1998 Stock Option Plan. (Incorporated by reference to the Company's definitive proxy statement on Schedule 14A dated January 11, 1999.)

10.2 Indemnification Agreement dated as of January 21, 1999 made by and between the Company and Phillip O. Escaravage. (Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended December 31, 1998.)

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

Exhibit No.                         Description of Exhibit
-----------                         ----------------------

10.7* Employment Agreement dated as of January 21, 1999 made by and between Senesco, Inc. and Phillip O. Escaravage. (Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended December 31, 1998.)

10.8* Employment Agreement dated as of January 21, 1999 made by and between Senesco, Inc. and Sascha P. Fedyszyn. (Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended December 31, 1998.)

10.9 Research Agreement dated as of September 1, 1998 made by and among Senesco, Inc., Dr. John E. Thompson and The University of Waterloo. (Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended March 31, 1999.)

10.10 Financial Advisory and Consulting Agreement, dated as of January 22, 1999, as amended, made by and between the Company and the Parenteau
         Corporation. (Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended March 31, 2000).

10.12+ Placement Agent Agreement, dated as of March 30, 2000, as amended, by and between the Company and Fahnestock & Co. Inc.

10.13+ Investment Banking Agreement, dated as of March 30, 2000, as amended, by and between the Company and Fahnestock & Co. Inc.

10.14*+ Consulting Agreement, dated July 16, 1999, by and between the Company and Alan B. Bennett, Ph.D.

10.15*+ Consulting Agreement, dated July 12, 1999, by and between the Company and John E. Thompson, Ph.D.

21 Subsidiaries of the Registrant (Incorporated by reference to the Company's annual report on Form 10-KSB for the period ended June 30,
         1999).

27+      Financial Data Schedule for the year ended June 30, 2000.


* A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 13(a) Form 10-KSB.

+  Filed herewith.


          (b)  Reports of Form 8-K

               None.

                                       SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                   (a development stage company)

                                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


Independent Auditor's Report                                            F-2


Consolidated Financial Statements:

   Balance Sheet                                                        F-3
   Statement of Operations                                              F-4
   Statement of Stockholders' Equity                                 F-5 - F-6
   Statement of Cash Flows                                              F-7
   Notes to Consolidated Financial Statements                        F-8 - F-15

INDEPENDENT AUDITOR'S REPORT




To the Board of Directors of
Senesco Technologies, Inc.


We have audited the accompanying consolidated balance sheet of Senesco Technologies, Inc. and Subsidiary (a development stage company) as of June 30, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period then ended and cumulative amounts from inception to June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Senesco Technologies, Inc. and Subsidiary as of June 30, 2000, and the results of their operations and their cash flows for each of the two years in the period then ended and cumulative amounts from inception to June 30, 2000 in conformity with generally accepted accounting principles.



GOLDSTEIN GOLUB KESSLER LLP
New York, New York

July 25, 2000

                                       SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                   (a development stage company)


                                                      CONSOLIDATED BALANCE SHEET
================================================================================
June 30, 2000
--------------------------------------------------------------------------------

ASSETS

Current Assets:
  Cash...........................................................  $ 1,555,749
  Prepaid expense................................................        9,223
--------------------------------------------------------------------------------
    Total current assets.........................................    1,564,972

Property and Equipment, at cost, net of accumulated
  depreciation of $18,596........................................       70,613

Intangibles, net of accumulated amortization of $4,120...........       97,414

Deferred Income Tax Asset, net of valuation allowance
  of $1,446,000..................................................         --

Security Deposit.................................................       10,863

--------------------------------------------------------------------------------
    Total Assets.................................................  $ 1,743,862
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses..........................  $   214,731
  Grant payable..................................................       10,573
--------------------------------------------------------------------------------
    Total current liabilities....................................      225,304
--------------------------------------------------------------------------------

Commitments:

Stockholders' Equity:
  Preferred stock - $.01 par value; authorized
    5,000,000 shares; no shares issued...........................         --
  Common stock - $.01 par value; authorized
    20,000,000 shares; issued and outstanding 7,872,626 shares...       78,726
  Capital in excess of par.......................................    5,234,475
  Deferred compensation related to issuance of options and
    warrants.....................................................     (180,732)
  Deficit accumulated during the development stage...............   (3,613,911)
--------------------------------------------------------------------------------
    Stockholders' equity.........................................    1,518,558
--------------------------------------------------------------------------------
    Total Liabilities and Stockholders' Equity...................  $ 1,743,862
================================================================================

                                  See Notes to Consolidated Financial Statements

                                                          SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                                      (a development stage company)


                                                               CONSOLIDATED STATEMENT OF OPERATIONS
===================================================================================================


                                                                                         Cumulative
                                                               Year ended June 30,      Amounts from
                                                               2000           1999        Inception
                                                           ----------    -----------    -------------
Operating expenses:
  General and administrative ..........................   $ 1,394,061    $   982,397    $ 2,376,458
  Research and development ............................       476,456        173,461        649,917
  Non-cash advertising, consulting and legal costs ....       574,352           --          574,352
---------------------------------------------------------------------------------------------------
Total operating expenses ..............................     2,444,869      1,155,858      3,600,727

Interest expense - net ................................            47         13,137         13,184
---------------------------------------------------------------------------------------------------
Net loss ..............................................   $(2,444,916)   $(1,168,995)   $(3,613,911)
===================================================================================================
Basic and diluted loss per common share ...............   $      (.39)   $      (.33)          --
===================================================================================================
Basic and diluted weighted-average number
 of common shares outstanding .........................     6,346,678      3,569,916           --
===================================================================================================


                                                     See Notes to Consolidated Financial Statements



                                                                                                F-4

                                                                                           SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                                                                       (a development stage company)

                                                                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
====================================================================================================================================
Years ended June 30, 1999 and 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Deferred
                                                                                         Deficit       Compensation
                                                                                       Accumulated     Related to
                                                  Common Stock             Capital      During the      Issuance of      Total
                                             Number                       in Excess    Development     Options and    Stockholders'
                                            of Shares       Amount         of Par         Stage          Warrants       Equity
------------------------------------------------------------------------------------------------------------------------------------
Common stock outstanding .................  1,999,796   $    19,998   $   (19,998)          --             --             --

Contribution of capital ..................       --            --          85,179           --             --      $    85,179

Issuance of common stock in
 reverse merger on January 22,
 1999 at $.01 per share ..................  3,400,000        34,000       (34,000)          --             --             --

Issuance of common stock for cash
 on May 21, 1999 for $2.63437 per
 share ...................................    759,194         7,592     1,988,390           --             --        1,995,982

Issuance of common stock for
 placement fees on May 21, 1999
 at $.01 per share .......................     53,144           531          (531)          --             --             --

Net loss .................................       --            --            --      $(1,168,995)          --       (1,168,995)
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999 .................  6,212,134        62,121     2,019,040     (1,168,995)          --          912,166

Fair market value of options and
 warrants granted on September 7, 1999 ...       --            --         252,578           --      $   (72,132)       180,446

Fair market value of warrants granted
 on October 1, 1999 ......................       --            --         171,400           --         (108,600)        62,800

Fair market value of warrants granted
 on December 15, 1999 ....................       --            --         331,106           --             --          331,106

Issuance of common stock for cash on
January 26, 2000 for $2.867647
 per share ...............................     17,436           174        49,826           --             --           50,000

Issuance of common stock for cash on
 January 31, 2000 for $2.87875
 per share ...............................     34,737           347        99,653           --             --          100,000

Issuance of common stock for cash on
 February 4, 2000 for $2.924582
 per share ...............................     85,191           852       249,148           --             --          250,000

Issuance of common stock for cash on
 March 15, 2000 for $2.527875
 per share ...............................     51,428           514       129,486           --             --          130,000

Issuance of common stock for cash on
 June 22, 2000 for $1.50 per share .......  1,471,700        14,718     2,192,833           --             --        2,207,551

                                                                                                                        (continued)

                                                                                     See Notes to Consolidated Financial Statements




                                                                                           SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                                                                       (a development stage company)

                                                                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
====================================================================================================================================
Years ended June 30, 1999 and 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Deferred
                                                                                         Deficit       Compensation
                                                                                       Accumulated     Related to
                                                  Common Stock             Capital      During the      Issuance of      Total
                                             Number                       in Excess    Development     Options and    Stockholders'
                                            of Shares       Amount         of Par         Stage          Warrants       Equity
------------------------------------------------------------------------------------------------------------------------------------
Commissions, legal and bank fees
 associated with issuances for the
 year ended June 30, 2000 ................       --            --     $  (260,595)          --             --      $  (260,595)

Net loss .................................       --            --            --      $(2,444,916)          --       (2,444,916)
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2000 .................  7,872,626   $    78,726   $ 5,234,475    $(3,613,911)   $  (180,732)   $ 1,518,558
====================================================================================================================================

                                                                                      See Notes to Consolidated Financial Statements


                                                                                                                                 F-6



                                                                SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                                            (a development stage company)

                                                                     CONSOLIDATED STATEMENT OF CASH FLOWS
=========================================================================================================

                                                                                             Cumulative
                                                                  Year ended June 30,       Amounts from
                                                                   2000         1999         Inception
                                                              --------------------------    ------------
Cash flows from operating activities:
  Net loss ................................................   $(2,444,916)   $(1,168,995)   $(3,613,911)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Noncash capital contribution ..........................          --           85,179         85,179
    Issuance of stock options and warrants for services ...       574,352           --          574,352
    Depreciation and amortization .........................        18,713          4,003         22,716
    (Increase) decrease in operating assets:
      Prepaid expense .....................................         3,319        (12,542)        (9,223)
      Patent costs ........................................       (58,399)       (43,135)      (101,534)
      Security deposit ....................................          --          (10,863)       (10,863)
    Increase (decrease) in operating liabilities:

      Accounts payable and accrued expenses ...............        42,144        172,587        214,731
---------------------------------------------------------------------------------------------------------
           Net cash used in operating activities ..........    (1,864,787)      (973,766)    (2,838,553)
---------------------------------------------------------------------------------------------------------
Cash flows used in investing activity - purchase
 of property and equipment ................................       (13,684)       (75,525)       (89,209)
---------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from grant .....................................        10,573           --           10,573
  Proceeds from issuance of common stock - net ............     2,476,956      1,995,982      4,472,938
---------------------------------------------------------------------------------------------------------
           Cash provided by financing activities ..........     2,487,529      1,995,982      4,483,511
---------------------------------------------------------------------------------------------------------
Net increase in cash ......................................       609,058        946,691      1,555,749

Cash at beginning of period ...............................       946,691           --             --
---------------------------------------------------------------------------------------------------------
Cash at end of period .....................................   $ 1,555,749    $   946,691    $ 1,555,749
=========================================================================================================

Supplemental disclosure of cash flow information:

  Cash paid during the year for interest ..................   $        47    $    22,270    $    22,317
=========================================================================================================


                                                           See Notes to Consolidated Financial Statements


                                                                                                      F-7

                                       SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                   (a development stage company)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


1.  PRINCIPAL        The accompanying  consolidated financial statements include
    BUSINESS         the accounts of Senesco  Technologies,  Inc. ("ST") and its
    ACTIVITY and     wholly   owned    subsidiary,    Senesco,    Inc.   ("SI"),
    SUMMARY OF       collectively  the "Company." All  significant  intercompany
    SIGNIFICANT      accounts  and   transactions   have  been   eliminated   in
    ACCOUNTING       consolidation.
    POLICIES:
                     SI, a New Jersey corporation,  was incorporated on November
                     24, 1998 and is the successor entity to Senesco, L.L.C., a New Jersey limited liability company, which was formed on June 25, 1998 but commenced operations on July 1, 1998.
                     This transfer was accounted for at historical cost in a manner similar to a pooling of interests with the recording of net assets acquired at their historical book value.

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

                     On September 30, 1999, the Board of Directors of the Company approved the reincorporation of the Company solely for the purpose of changing its state of incorporation from Idaho to Delaware. In order to facilitate such reincorporation, on September 30, 1999, the Company, an Idaho Corporation, merged with and into the newly formed Senesco Technologies, Inc., a Delaware Corporation.

                     Intangible assets consist of costs related to acquiring patents, which are being amortized using the straight-line method over 20 years.

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

                                       SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                   (a development stage company)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

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

                     Loss per common share is computed by dividing the loss by the weighted-average number of common shares outstanding during the period. Shares to be issued upon the exercise of the outstanding options and warrants are not included in the computation of loss per share as their effect is antidilutive.

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

2.  PROPERTY AND     Property and equipment, at cost, consists of the following:
    EQUIPMENT:

                                                                     Estimated
                                                                    Useful Life
                     -----------------------------------------------------------
                     Equipment...................     $  30,430        4 years
                     Furniture and fixtures......        58,779        7 years
                     -----------------------------------------------------------
                                                         89,209
                     Accumulated depreciation....       (18,596)
                     -----------------------------------------------------------
                                                      $  70,613
                     ===========================================================

                     Depreciation aggregated $15,345 and $3,251 for the years ended June 30, 2000 and 1999, respectively.

                                       SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                   (a development stage company)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

3.  ACCOUNTS         The  following  are  included  in  accounts  payable  and
    PAYABLE AND      accrued expenses at June 30, 2000:
    ACCRUED
    EXPENSES:        Accounts payable...............................  $  76,143
                     Accrued legal..................................     45,665
                     Accrued accounting.............................     35,000
                     Accrued consulting.............................     52,500
                     Other accrued expenses.........................      5,423
                     -----------------------------------------------------------
                                                                      $ 214,731
                     ===========================================================

4.  RELATED PARTY    During  the  year  ended  June 30,  1999,  a  director  and
    TRANSACTIONS:    stockholder of the Company  contributed capital aggregating
                     $85,179. This capital was used to pay expenses of the Company.

                     In January 1999, the Company entered into an arrangement to sublease office space from a company controlled by a director and stockholder of the Company. This sublease is for a monthly rental of approximately $5,500 and is on a month-to-month basis. The stockholder's lease is for approximately $5,500 per month with an unrelated party.

5.  STOCKHOLDERS'    On  May  21,  1999,  the  Company   consummated  a  private
    EQUITY:          placement  of 759,194  shares of its Common  Stock for cash consideration of $2,000,000 less costs of $4,018. Pursuant to the Placement Agency Agreement, the Placement Agent was to receive $140,000 in either cash or common stock, as defined. The Placement Agent received 53,144 shares of common stock valued at $2.63437 per share for its services.
                     In connection with the Private Placement, the Company also executed a Common Stock Purchase Agreement with each purchaser of Common Stock, dated as of May 11, 1999.
                     Pursuant to the Stock Purchase Agreement, the purchase price per share of Common Stock was determined by taking
                     80% of the average closing bid and ask prices of the Company's Common Stock during the 20 trading days ending 3 days prior to the closing date, as defined. The Stock
                     Purchase Agreement also provides for price protection whereby upon issuance or sale by the Company of any additional Common Stock or Common Stock equivalents within a period of 60 days following the closing date, other than options or warrants currently outstanding as of the date of the Stock Purchase Agreement, for a consideration per share less than the purchase price provided for in the Stock
                     Purchase Agreement (the "Reduced Purchase Price"), then the
                     Company shall immediately issue such additional shares of Common Stock to the purchaser which each such purchaser's investment would have purchased at the Reduced Purchase
                     Price. In addition, the Company entered into a Registration
                     Rights  Agreement with each  purchaser  dated May 11, 1999.
                     The Registration Rights Agreement provides for, among other things, a demand registration right beginning after January
                     22, 2000, as well as piggy-back registration rights for a three-year period from the closing date. Certain directors of the Company participated in the Private Placement.
                     Specifically, such directors of the Company purchased, in the

                                       SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                   (a development stage company)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


                     aggregate, 341,636 shares of Restricted Common Stock on the same terms and conditions as all purchasers thereunder.

                     In 1998, the Company entered into loan agreements (the "Bridge Financing"), with various parties providing for two bridge loans in the aggregate amount of $460,000. The Bridge Financing was evidenced by promissory notes bearing interest at an annual rate equal to the prime rate as reported in the Wall Street Journal plus 2%. The Bridge Financing was made in anticipation of the Merger (see Note
                     1), and provided that in the event the Company consummated an equity financing in excess of $1,500,000, the outstanding amounts due under the Bridge Financing, plus accrued interest, would become immediately due and payable. Upon completion of the Private Placement discussed above, the Company repaid all amounts due under the Bridge Financing.

                     On September 29, 1999, the board of directors of the Company approved and declared a 2-for-1 stock split (the "Stock Split"). Stockholders of record as of the close of business on October 8, 1999 received one additional share of the Company's Common Stock for every one share of Common Stock held on that date. The Stock Split became effective on the NASD OTC Bulletin Board on October 25, 1999. All share and per share amounts provided in the foregoing financial statements and notes have been restated to reflect the Stock Split as of September 29, 1999.

                     In December 1999, the Company initiated a private placement of shares of its restricted Common Stock (the "December Private Placement"). The Company did not engage a placement agent for the sale of such securities. The Company issued an aggregate of 188,792 shares of the Company's restricted Common Stock for a net purchase price of $508,689 (which is net of $21,311 in legal fees) in connection with the December Private Placement. The Company also executed Common Stock Purchase Agreements with each purchaser of Common Stock. Pursuant to the Stock Purchase Agreements, the purchase price per share of Common Stock was equal to 80% of the average closing bid and ask prices of the Company's Common Stock during the 20 trading days ending 3 days prior to the Closing Date (as defined therein). In addition, the Company entered into Registration Rights
                     Agreements with each purchaser. The Registration Rights Agreements provides for, among other things, a demand registration right beginning one year from the final Closing Date of the December Private Placement, as well as piggy-back registration rights for a three-year period from the Closing Date. Certain directors of the Company participated in the December Private Placement. Specifically, such directors of the Company purchased, in the aggregate, 52,173 shares of restricted Common Stock on the same terms and conditions as all purchasers thereunder.

                     In June 2000, the Company consummated a private placement of 1,471,700 shares of Common Stock for cash consideration of $2,207,550 less costs of $239,284. Pursuant to the Stock Purchase Agreements, the purchase price per share of Common Stock was equal to $1.50 per share. In addition, the Company entered into Registration Rights Agreements with each purchaser. The Registration Rights Agreements provides for, among other things, a demand registration right beginning nine months from the final Closing Date of the Placement, as well as piggy-back registration rights for a three-year period from

                                       SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                   (a development stage company)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                     the Closing Date. In addition, the Company has caused its directors, officers and holders of more than 5% of the outstanding shares of Common Stock of the Company to enter into Lock-up Agreements with the Placement Agent for the benefit of the Purchasers. A director and officer of the
                     Company    participated   in   this   Private   Placement.
                     Specifically, such director and officer of the Company purchased, in the aggregate, 66,667 shares of Restricted Common Stock on the same terms and conditions as all purchasers hereunder.

                     In 1999, the Company adopted the 1998 Stock Incentive Plan (the "Plan") which provides for the grant of stock options and stock purchase rights to certain designated employees and certain other persons performing services for the Company, as designated by the board of directors. Pursuant to the Plan, an aggregate of 1,000,000 shares of common stock have been reserved for issuance.

                     A summary of the status of the Company's stock option plan as June 30, 2000 and changes during the year ended on June 30, 2000 is presented below:

                                                                     Weighted-
                                                                      average
                                                                     Exercise
                                                         Shares       Price
                     -----------------------------------------------------------
                     Granted..........................   432,000        $3.56
                     -----------------------------------------------------------
                     Outstanding at end of year.......   432,000        $3.56
                     ===========================================================
                     Options exercisable at year-end..   307,167
                     ===========================================================

                     The following table summarizes information about stock options outstanding at June 30, 2000:

                                                                    Options Outstanding                Options Exercisable
                                                               -----------------------------    -------------------------------
                                                                Weighted-
                                                                 average          Weighted-                       Weighted-
                                             Number             Remaining          average        Number           average
                        Range of          Outstanding at        Contractual        Exercise    Exercisable at      Exercise
                     Exercise Prices       June 30, 2000       Life (Years)          Price      June 30, 2000        Price
                     ----------------------------------------------------------------------------------------------------------

                     $3.375 - $3.85           432,000               9.27             $3.56           307,167           $3.56
                     ==========================================================================================================


                     The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost been determined based on the fair value at the grant dates for those awards consistent with the method of FASB Statement No. 123,

                                       SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                   (a development stage company)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                     the Company's net loss and net loss per share should have been increased to the pro forma amounts indicated below:

                     -----------------------------------------------------------
                     Net loss:
                       As reported............................     $ (2,444,916)
                     ===========================================================
                       Pro forma..............................     $ (3,199,331)
                     ===========================================================
                     Loss per share:
                       As reported............................     $       (.39)
                     ===========================================================
                       Pro forma..............................     $       (.50)
                     ===========================================================

                     The estimated grant date present value reflected in the above table is determined using the Black-Scholes model. The material factors incorporated in the Black-Scholes model in estimating the value of the options reflected in the above table include the following: (i) an exercise price equal to the fair market value of the underlying stock on the dates of grant; (ii) an option term ranging from 5 to 10 years; (iii) a risk-free rate range of 5.81% to 6.55% that represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term; (iv) volatility of 139.12%; and
                     (v) no annualized dividends paid with respect to a share of Common stock at the date of grant. The ultimate values of the options will depend on the future price of the Company's Common Stock, which cannot be forecast with reasonable accuracy.

                     On September 7, 1999, the Company granted to its patent counsel, as partial consideration for services rendered, options to purchase 10,000 shares of the Company's Common Stock at an exercise price equal to $3.50 per share, with 3,332 options vesting on the date of grant, 3,334 options vesting on the first anniversary of the date of grant, and 3,334 options vesting on the second anniversary of the date of grant. Such options were granted outside of the Company's Plan.

                     As of June 30, 2000, the Company had warrants outstanding for the purchase of 380,000 shares of Common Stock. Information on outstanding warrants is as follows:

                     Exercise Price
                     -----------------------------------------------------------
                        $ 3.50 .......................................  280,000
                          1.50 .......................................  100,000
                     -----------------------------------------------------------
                                                                        380,000
                     ===========================================================

                     For the year ended June 30, 2000, the Company incurred a compensation charge of $451,506 relating to the above warrants. As of June 30, 2000, 240,000 of the above warrants are exercisable.

                                       SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                   (a development stage company)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

6.  INCOME TAXES:    The  Company  files  a  consolidated   federal  income  tax
                     return. The subsidiary files separate state and local income tax returns.

                     The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

                                                           2000         1999
                     -----------------------------------------------------------

                     Federal statutory rate...........      (34)%        (34)%
                     Increase in valuation allowance..       34           34
                     -----------------------------------------------------------
                                                            - 0 -        - 0 -
                     ===========================================================

                     At June 30, 2000, the deferred income tax asset consists of the following:

                     Deferred tax asset:
                     Net operating loss carryforward..........    $ 1,446,000

                     Valuation allowance......................     (1,446,000)
                     -----------------------------------------------------------
                        Net deferred tax asset                    $   - 0 -
                     ===========================================================

                     At June 30, 2000, the Company has net operating loss carryforwards of approximately $3,614,911 available to offset future taxable income expiring on various dates through 2020.

7.  COMMITMENTS:     Effective  September  1, 1998,  the  Company  entered  into
                     a three-year research and  development   agreement  with  a
                     a  university   that a   stockholder  of   the Company   is
                     affiliated with. Pursuant to the agreement, the  university provides  research  and development  under the direction of
                     the  stockholder  and  the  Company.   The   agreement   is
                     renewable  annually by  the Company  which has the right of termination upon 30 days' advance written notice  The total amounts due under the agreement for the  three-year  period
                     will    be   approximately   Can  $825,000.  Research   and
                     development  expense  under  this agreement   for the years
                     ended  June 30, 2000 and 1999 aggregated   US $300,492  and
                     US $169,140,   respectively,  and    US $469,632  for   the
                     cumulative  period through June 30, 2000.

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

                                       SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                   (a development stage company)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

                     The Company has employment agreements with certain employees who are also stockholders of the Company. These agreements provide for a base compensation and additional amounts, as defined. The agreements expire at various dates through January 2002. Future base compensation to be paid under the agreements as of June 30, 2000 is as follows:

                     Year ending June 30,
                            2001......................    $   73,200
                            2002......................        27,600
                     -----------------------------------------------------------
                                                           $ 100,800
                     ===========================================================

8.  JOINT VENTURE:   On May 14, 1999,  the Company  entered into a joint venture agreement  ("Joint  Venture")  with an Israeli  partnership that is engaged in the worldwide  marketing of  genetically
                     engineered   banana  plants.   The  purpose  of  the  Joint
                     Venture is to develop  genetically  altered  banana  plants which  will  result  in a longer  shelf  life  banana.  The
                     Joint  Venture is owned 50% by the  Company  and 50% by the
                     Israeli  partnership.  During the period  from May 14, 1999 to June 30,  2000,  the Joint  Venture had no revenue.  The
                     Company's   portion   of  the  Joint   Venture's   expenses
                     approximated  $5,000 and  $15,000  for the years ended June
                     30, 2000 and 1999, respectively, and is included in research and development expenses.

                     In July 1999, the Joint Venture applied for and received a conditional grant from the Israel - United States Binational Research and Development Foundation (the "BIRD Foundation"). This agreement will allow the Joint Venture to receive $340,000 over a four-year period. Grants received from the BIRD Foundation will be paid back only upon the commercial success of the Joint Venture's technology, as defined. During the year ended June 30, 2000, the Company received $10,573 from the BIRD Foundation for research and development expenses the Company has incurred which are associated with research and development efforts of the Joint Venture.