Form 10QSB
period 2000-09-30
SENESCO TECHNOLOGIES INC
filed 2000-11-14
CIK 1035354

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                           Commission File No. 0-22307

                           SENESCO TECHNOLOGIES, INC.
         ----------------------------------------------------------------
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

             Yes:   X                                    No:
                  -----                                      -----


     State the number of shares outstanding of each of the Issuer's classes of common stock, as of September 30, 2000:

          Class                                               Number of Shares
          -----                                               ----------------

Common Stock, $.01  par value                                    7,872,626

     Transitional Small Business Disclosure Format (check one):

             Yes:                                        No:   X
                  -----                                      -----

                    SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                    -----------------------------------------


                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----

PART I FINANCIAL INFORMATION

     Item 1.   Financial Statements.......................................    1

          CONDENSED  CONSOLIDATED  BALANCE  SHEET
          as of September  30, 2000 (unaudited) and June 30, 2000.........    2

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three Months Ended September 30, 2000 and
          September 30, 1999, and From Inception on July 1, 1998
          through September 30, 2000 (unaudited)..........................    3

          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'
          EQUITY (DEFICIT) From Inception on July 1, 1998
          through September 30, 2000 (unaudited)..........................    4

          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
          For the Three Months Ended September 30, 2000
          and September 30, 1999, and From Inception on July 1, 1998
          through September 30, 2000 (unaudited)..........................    6

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (unaudited).....................................................    7

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Plan of Operation..............................    8

          Liquidity and Capital Resources.................................   14
          Results of Operations...........................................   16

PART II OTHER INFORMATION

     Item 5. Other Information............................................   18

     Item 6. Exhibits and Reports on Form 8-K.............................   18

SIGNATURES   .............................................................   19

                         PART I. FINANCIAL INFORMATION.
                         ------------------------------

ITEM 1. FINANCIAL STATEMENTS.

     Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, however, Senesco Technologies, Inc. (the "Company") and its subsidiary, Senesco, Inc., a New Jersey corporation
("Senesco"), believe that the disclosures are adequate to assure that the information presented is not misleading in any material respect.

     The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire fiscal year.



                    SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                    -----------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------
                                   (unaudited)
                                                                                    September 30,            June 30,
                                                                                       2000                    2000
                                                                                    -------------          -------------

                                    ASSETS
                                    ------


CURRENT ASSETS:
Cash..........................................................................     $    1,127,365         $    1,555,749
Prepaid expense and other current assets......................................              1,675                  9,223
                                                                                   --------------         --------------
     Total Current Assets.....................................................          1,129,040              1,564,972

Equipment, net................................................................             68,727                 70,613
Intangible assets, net........................................................             98,590                 97,414
Security deposit..............................................................             10,863                 10,863
                                                                                   --------------         --------------
     TOTAL ASSETS.............................................................     $    1,307,220           $  1,743,862
                                                                                   ==============           ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES:
Accounts payable..............................................................     $       91,550         $       76,143
Accrued expenses..............................................................            121,809                138,588
                                                                                   --------------         --------------
     Total Current Liabilities................................................            213,359                214,731
                                                                                   --------------         --------------

Grant payable.................................................................             10,573                 10,573
                                                                                   --------------         --------------
     TOTAL LIABILITIES........................................................            223,932                225,304
                                                                                   --------------         --------------

STOCKHOLDERS' EQUITY:
Preferred stock, authorized 5,000,000 shares, $0.01 par value,
   no shares issued and outstanding...........................................                 --                     --

Common stock, authorized 20,000,000 shares, $0.01 par value, 7,872,626 issued
   and outstanding............................................................             78,726                 78,726
Capital in excess of par......................................................          5,371,005              5,234,475
Deficit accumulated during the development stage..............................         (4,120,201)            (3,613,911)
Deferred compensation related to issuance of options and warrants                        (246,242)              (180,732)
                                                                                   --------------         --------------
   Total Stockholders' Equity.................................................          1,083,288              1,518,558
                                                                                   --------------         --------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................................     $    1,307,220         $    1,743,862
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

                                                                               From Inception
                                             For the Three    For the Three    on July 1, 1998
                                             Months Ended     Months Ended         through
                                             September 30,    September 30,     September 30,
                                                 2000             1999              2000
                                            --------------------------------------------------
Operating Expenses:

  General and administrative............       $ 334,434        $ 291,135      $ 2,710,892
  Research and development..............         117,118          119,200          767,035
  Non-cash charges for options and
  warrants issued in exchange for
  services..............................          71,020           95,996          645,372
                                            -------------------------------------------------
Total Operating Expenses................         522,572          506,331        4,123,299

Interest (income) expense, net..........         (16,282)              --           (3,098)
                                            -------------------------------------------------
Net Loss................................       $(506,290)       $(506,331)     $(4,120,201)
                                               =========        =========      ============

Basic and Diluted Loss Per Common
  Share.................................          $(0.06)          $(0.08)
                                                  ======           ======

Basic and Diluted Weighted Average
  Number of Common Shares
  Outstanding...........................       7,872,626        6,212,134
                                               =========        =========



            See Notes to Condensed Consolidated Financial Statements.

                    SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                    -----------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
       ------------------------------------------------------------------
            FROM INCEPTION ON JULY 1, 1998 THROUGH SEPTEMBER 30, 2000
            ---------------------------------------------------------
                                   (unaudited)

                                                                                                           Deferred
                                                                                          Deficit        Compensation
                                                                                        Accumulated     Related to the
                                                                                        During the       Issuance of
                                                                  Capital in Excess     Development        Options
                                             Common Stock            of Par Value          Stage         and Warrants       Total
                                             ------------         -----------------     -----------     ---------------   ---------
                                          Shares       Amount
                                          ------       ------
Common stock outstanding...........     1,999,796    $  19,998       $   (19,998)           --                   --              --

Contribution of capital............            --           --            85,179            --                   --     $    85,179

Issuance of common stock in
reverse merger on January 22, 1999
at $.01 per share..................     3,400,000       34,000           (34,000)           --                   --              --

Issuance of common stock for cash
on May 21, 1999 at
$2.63437 per share.................       759,194        7,592         1,988,390            --                   --       1,995,982

Issuance of common stock for
placement fees on May 21, 1999
at $.01 per share..................        53,144          531              (531)           --                   --              --

Fair market value of options
and warrants granted on
September 7, 1999..................            --           --           356,408            --            $(145,142)        211,266

Fair market value of warrants
granted on October 1, 1999.........            --           --           204,100            --             (141,300)         62,800

Fair market value of warrants
granted on December 15, 1999.......            --           --           331,106            --               40,200         371,306

Issuance of common stock for cash
on January 26, 2000 at $2.867647
per share..........................        17,436          174            49,826            --                   --          50,000

Issuance of common stock for cash
on January 31, 2000 at $2.87875
per share..........................        34,737          347            99,653            --                   --         100,000

                                                                     (continued)

           See Notes to Condensed Consolidated Financial Statements.

                    SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                    -----------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
       ------------------------------------------------------------------
            FROM INCEPTION ON JULY 1, 1998 THROUGH SEPTEMBER 30, 2000
            ---------------------------------------------------------
                                   (unaudited)

                                                                                                           Deferred
                                                                                          Deficit        Compensation
                                                                                        Accumulated     Related to the
                                                                                        During the       Issuance of
                                                                  Capital in Excess     Development        Options
                                             Common Stock            of Par Value          Stage         and Warrants       Total
                                             ------------         -----------------     -----------     ---------------   ---------
                                          Shares       Amount
                                          ------       ------
Issuance of common stock for cash
on February 4, 2000 at $2.924582
per share..........................        85,191          852           249,148                 --              --         250,000

Issuance of common stock for cash
on March 15, 2000 at $2.527875
per share..........................        51,428          514           129,486                 --              --         130,000

Issuance of common stock for cash
on June 22, 2000 at $1.50
per share..........................     1,471,700       14,718         2,192,833                 --              --       2,207,551

Commissions, legal and bank fees
associated with issuances for
the year ended June 30, 2000.......            --           --          (260,595)                --              --        (260,595)

Net loss...........................            --           --                --        $(4,120,201)             --      (4,120,201)

                                       ---------------------------------------------------------------------------------------------

Balance at September 30, 2000......     7,872,626    $  78,726       $ 5,371,005        $(4,120,201)      $(246,242)    $ 1,083,288
                                       =============================================================================================

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

                                                                                                               From Inception
                                                                    For the Three        For the Three         on July 1, 1998
                                                                    Months Ended         Months Ended              through
                                                                    September 30,        September 30,          September 30,
                                                                        2000                 1999                   2000
                                                                    -------------        -------------         --------------

Cash flows used in operating activities:
Net loss.......................................................      $  (506,290)         $ (506,331)            $(4,120,201)
Adjustments to reconcile net loss
  to cash used in operating activities:
Capital contributed through payment of expenses
   by stockholder..............................................               --                  --                  85,179
Issuance of stock options and warrants for services............           71,020              95,996                 645,372
Depreciation and amortization..................................            4,516               4,097                  27,232
(Increase) decrease in operating assets:
Prepaid expense and other current assets.......................            7,548               5,770                  (1,675)
Patent costs...................................................           (1,643)            (13,278)               (103,177)
Security deposit...............................................               --                  --                 (10,863)
Increase (decrease) in operating liabilities:
Accounts payable...............................................           15,406             (90,012)                 91,550
Accrued expenses...............................................          (16,778)              8,612                 121,809
                                                                     -----------          ----------             -----------
Net cash used in operating activities..........................         (426,221)           (495,146)             (3,264,774)
                                                                     -----------          ----------             -----------

Cash flows used in investing activity:
Purchase of equipment..........................................           (2,163)             (4,877)                (91,372)
                                                                     -----------          ----------             -----------

Cash flows provided by financing activities:
Proceeds from grant............................................               --              10,573                  10,573
Net proceeds from issuance of common stock.....................               --                  --               4,472,938
                                                                     -----------          ----------             -----------
Cash flows provided by financing activities....................               --              10,573               4,483,511
                                                                     -----------          ----------             -----------

Net (decrease) increase in cash................................         (428,384)           (489,450)              1,127,365

Cash at beginning of period....................................        1,555,749             946,691                      --

Cash at end of period..........................................      $ 1,127,365          $  457,241             $ 1,127,365
                                                                     ===========          ==========             ===========

Supplemental disclosures of cash flow information:
Interest paid..................................................      $        --          $       --             $    22,317
                                                                     ===========          ==========             ===========

            See Notes to Condensed Consolidated Financial Statements.

                    SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                    -----------------------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (unaudited)


NOTE 1 - BASIS OF PRESENTATION:

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000.

     In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of September 30, 2000, the results of its operations and cash flows for the three month periods ended September 30, 2000 and 1999 and for the period from inception on July 1, 1998 through September 30, 2000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION.

OVERVIEW

     HISTORY AND ORGANIZATION

     On March 27, 1997, Nava Leisure USA, Inc., an Idaho Corporation ("Nava"), voluntarily registered its common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended, in order to make information concerning itself more readily available to the public. On January 22, 1999, Senesco, Inc., a New Jersey corporation ("Senesco"), merged with and into a wholly-owned subsidiary of Nava, and the stockholders of Senesco received newly issued, unregistered and restricted common stock of Nava such that the stockholders of Senesco acquired a majority of Nava's outstanding common stock (the "Merger"). Pursuant to the Merger, Nava changed its name to Senesco Technologies, Inc. (herein referred to as the "Company"), and Senesco remained a wholly-owned subsidiary of the Company.

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

     BUSINESS OF THE COMPANY

     The business of the Company is currently operated through Senesco, its wholly-owned subsidiary. The primary business of the Company is the development and commercial exploitation of potentially significant technology involving the identification and isolation of genes that the Company believes control the aging (senescence) of all flowers, fruits and vegetables (plant tissues), increase crop production (yield) in horticultural and agronomic crops and reduce the harmful effects of environmental stress.

     Senescence in plant tissues is the natural aging of these tissues. Loss of cellular membrane integrity is an early event during the senescence of all plant tissues that prompts the deterioration of fresh flowers, fruits and vegetables. This loss of integrity, which is attributable to the formation of lipid metabolites in membrane bilayers that "phase-separate," causes the membranes to become "leaky." A decline in cell function ensues, leading to deterioration and eventual death (spoilage) of the tissue. A delay in senescence increases shelf life which extends the plant's growth timeframe and allows the plant to devote more time to the photosynthetic process. The Company has shown that the additional energy gained in this period leads directly to increased seed production, and therefore increases crop yield. Seed production is a vital economic and agricultural factor because oil-bearing crops store oil in their seeds. This yields a more efficient crop. The Company has also shown that delaying senescence allows the plant to allocate more energy toward growth, leading to larger plants (increased biomass), which is vital for crops used to feed livestock (forage) and leafy crops. Most recently, the Company has shown that delaying senescence yields crops which exhibit increased resilience to water deprivation.

Drought resistant crops are ultimately more cost effective, due to reduced loss in the field and less time spent on crop management.

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

     On the other hand, the Company's research and development program focuses on the discovery and development of new gene technologies which aim to confer positive traits on fruits, flowers, vegetables and agronomic crops. To date, the Company has isolated and characterized the senescence-induced lipase gene, deoxyhypusine synthase ("DHS") gene and Factor 5A gene in certain species of plants. The Company's initial goal is to inhibit the expression of (or "silence") these genes to delay senescence, which will extend shelf life, increase biomass, increase yield and increase resistance to environmental stress, thereby demonstrating "proof of concept" in each category of crop. The Company then plans to license the technology to strategic partners and enter into joint ventures.

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

     Subsequent initiatives include: (i) expanding the lipase, DHS and Factor 5A gene technology into a variety of other commercially viable agricultural crops such as canola, lettuce, melon and strawberries, and (ii) developing transformed plants that possess new beneficial traits such as protection against disease. The Company's strategy focuses on various plants to allow flexibility that will accommodate different plant reproduction strategies among the various sectors of the broad agricultural and horticultural markets. There can be no assurance, however, that the Company's research and development efforts will be successful, or if successful, that the Company will be able to commercially exploit its technology.

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

     TARGET MARKETS

     The Company's technology embraces crops that are reproduced both through seeds and propagation. Propagation means a process whereby the plant does not produce fertile seeds and must reproduce through cuttings from the parent plant which are planted and become new plants. The complexities associated with marketing and distribution in the wordwide produce market will require the Company to adopt a multi-faceted commercialization strategy. The Company plans to enter into licensing agreements and strategic relationships with a variety of companies on a crop-by-crop basis. The Company also plans to enter into joint ventures where it will have more direct control over commercialization activities in the end use market for species which have well established channels of distribution.

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

     The Joint Venture applied for and received a conditional grant that totals $340,000 over a four year period from the Israel - U.S. Binational Research and Development (the "BIRD") Foundation (the "BIRD Grant"). As of September 30, 2000 the Joint Venture has received a conditional grant in the first year equal to $94,890 which constitutes 50% of the Joint Venture's year one research and development budget. Pursuant to the BIRD Grant, such grant, along with certain royalty payments, shall only be repaid to the BIRD Foundation upon the commercial success of the Joint Venture's technology, which success is measured based upon certain benchmarks and/or milestones achieved by the Joint Venture. These benchmarks are reported periodically to the Foundation by the Joint Venture. To date, Senesco has received $10,573 directly from the BIRD Foundation for research and development expenses the Company has incurred which are associated with the research and development efforts of the Joint Venture. The Company expects to receive the second installment of the BIRD Grant as its expenditures associated with the Joint Venture increase above certain levels.

INTELLECTUAL PROPERTY

     RESEARCH AND DEVELOPMENT

     The inventor of the Company's technology, John E. Thompson, Ph.D., is the Dean of Science at the University of Waterloo in Waterloo, Ontario and is the Executive Vice President of Research and Development of the Company. Dr. Thompson is also a stockholder of the Company and owns 10.8% of the outstanding shares of the Company's Common Stock as of September 30, 2000. Senesco entered into a three-year research and development agreement, dated as of September 1, 1998 (the "Research and Development Agreement"), with the University of Waterloo and Dr. Thompson as the principal inventor. The Research and Development Agreement provides that the University of Waterloo will perform research and development under the direction of Senesco, and Senesco will pay for the cost of this work and make certain payments totaling Can $825,000 (as specified therein). As of September 30, 2000, such amount represented US $548,782. In return for these payments, the Company has all rights to the intellectual property derived from the research. During the quarter ended September 30, 2000 and September 30, 1999, the Company has spent approximately $117,118 and $119,200, respectively, on all research and development.

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

     The Company's future research and development program focuses on the discovery and development of new gene technologies which aim to extend shelf life and to confer other positive traits on fruits, flowers, vegetables and agronomic row crops. Over the next twelve months, the Company plans the following research and development initiatives: (i) the isolation of new genes in the Arabidopsis plant and tomato plant at the University of Waterloo; (ii) the isolation of new genes in the carnation plant pursuant to an informal agreement with Dr. Sasha Vainstein of Hebrew University; and (iii) the isolation of new genes in the banana plant through the Joint Venture. The Company also plans to develop transformed plants that possess new beneficial traits such as protection against drought and disease, which will then be developed in each of these varieties. The Company further plans to expand its research and development initiative beyond these four plants into a variety of other crops.

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

     In addition to his service on the Scientific Advisory Board, the Company utilizes Dr. Bennett as a consultant experienced in the transformed plant industry. The Company entered into a one year consulting agreement for research and development with Dr. Bennett effective July 16, 1999. This agreement provides for monthly payments of $5,400 through July 2000. The Company is currently renegotiating a consulting agreement to continue with Dr. Bennett's services.

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

LIQUIDITY AND CAPITAL RESOURCES

     OVERVIEW

     As of September 30, 2000, the Company's cash balance was $1,127,365, and the Company's working capital was $915,681. As of September 30, 2000, the Company had a tax loss carry-forward of approximately $4,120,000 to off-set future taxable income. There can be no assurance, however, that the Company will be able to take advantage of any or all of such tax loss carry-forward, if at all, in future fiscal years.

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

     In order to fund its research and development and commercialization efforts, including the hiring of additional employees, the Company issued an aggregate of 1,471,700 shares of its restricted Common Stock, at $1.50 per share, for an aggregate gross proceeds equal to $2,207,551, in connection with a private placement completed on June 22, 2000 (the "Private Placement"). The Company believes that the net proceeds it received in connection with the Private Placement will enable it to fund its planned operations for at least the next twelve (12) months.

     In addition, the Company anticipates receiving additional funds from the BIRD Grant to assist in funding its Joint Venture. See "Management's Discussion and Analysis of Financial Condition and Plan of Operation."

RESULTS OF OPERATIONS

Three Months Ended  September 30, 2000 and Three Months Ended September 30, 1999
--------------------------------------------------------------------------------

     The Company is a development stage company, and revenues for each of the three month periods ended September 30, 2000 and September 30, 1999 were $0. Operating expenses in each of the three month periods ended September 30, 2000 and September 30, 1999 were comprised of general and administrative expenses, sales and marketing expenses, non-cash advertising, consulting and legal costs and research and development expenses. Operating expenses for the three month periods ended September 30, 2000 and September 30, 1999 were $522,572 and $506,331, respectively, an increase of $16,241 or 3.2%.

     General and administrative expenses in each of the three month periods ended September 30, 2000 and September 30, 1999 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. General and administrative expenses were $334,434 for the three month period ended September 30, 2000 and $291,135 for the three month period ended September 30, 1999. The increase during the three month period ended September 30, 2000 of $43,299, or 14.9%, from the corresponding three month period in 1999, resulted primarily from increases in investor relations, professional and consulting services and payroll expenses.

     Research and development expenses in each of the three month periods ended September 30, 2000 and September 30, 1999 consisted primarily of professional salaries and benefits, fees associated with the Research and Development Agreement, direct expenses charged to research and development projects and allocated overhead charged to research and development projects. Research and development expenses for the three month periods ended September 30, 2000 and September 30, 1999 were $117,118 and $119,200, respectively. The decrease during the three month period ended September 30, 2000 of $2,082, or 1.7%, from the three month period ended September 30, 1999, resulted primarily from decreases in certain contract research, offset by increases in the cost of research activities pursuant to the Research and Development Agreement with the University of Waterloo.

     Non-cash charges for options and warrants issued in exchange for services for the three month periods ended September 30, 2000 and September 30, 1999 were approximately $71,020 and $95,996, respectively. Such costs consisted primarily of non-employee stock options and warrants granted as consideration for certain professional consulting and advertising services.

Period From Inception on July 1, 1998 through September 30, 2000
----------------------------------------------------------------

     The Company is a development stage company. From inception through September 30, 2000, the Company had no revenues.

     The Company has incurred losses each year since inception and has an accumulated deficit of $4,120,201 at September 30, 2000. The Company expects to continue to incur losses over, approximately, the next two to three years from expenditures on research, product development, marketing and administrative activities.

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

                           PART II. OTHER INFORMATION.
                           ---------------------------

ITEM 5. OTHER INFORMATION.

RECONSTITUTION OF AUDIT AND COMPENSATION COMMITTEES

     On October 2, 2000, the Board of Directors of the Company reduced the size of its Audit Committee, changing the total number of members of such committee from three (3) directors to two (2) directors. Effective October 2, 2000, the Board of Directors appointed Christopher Forbes and Thomas C. Quick to serve on the Audit Committee. Messrs. Forbes and Quick are independent directors as defined in Rule 4200(a)(15) of the NASD's listing standards.

     Also, on October 2, 2000, the Board of Directors of the Company reduced the size of its Compensation Committee, changing the total number of members of such committee from three (3) directors to two (2) directors. Effective October 2, 2000, the Board of Directors appointed Christopher Forbes and Thomas C. Quick to serve on the Compensation Committee. Messrs. Forbes and Quick are independent directors as defined in Rule 4200(a)(15) of the NASD's listing standards.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)   Exhibits.

              27   Financial  Data Schedule for the period ended  September 30,
                   2000.

        (b)   Reports on Form 8-K.

                   None

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SENESCO TECHNOLOGIES, INC.


DATE:  November 14, 2000                By:/s/ Steven Katz
                                           ------------------------------------
                                           Steven Katz, President
                                           and Chief Operating Officer
                                           (Principal Executive Officer)



DATE:  November 14, 2000                By:/s/ Richard Sirkin
                                           ------------------------------------
                                           Richard Sirkin, Chief Financial
                                           Officer and Treasurer
                                           (Principal Financial and Accounting
                                           Officer)