Form 10QSB
period 2000-12-31
SENESCO TECHNOLOGIES INC
filed 2001-02-14
CIK 1035354

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000
                           Commission File No. 0-22307

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


     State the number of shares outstanding of each of the Issuer's classes of common stock, as of December 31, 2000:


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


                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
PART I.   FINANCIAL INFORMATION.

     Item 1.   Financial Statements........................................   1

          CONDENSED CONSOLIDATED BALANCE SHEET
          as of December 31, 2000 and June 30, 2000 (unaudited)............   2

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three Months Ended December 31, 2000 and
          December 31, 1999, For the Six Months Ended December 31, 2000
          and December 31, 1999, and From Inception on
          July 1, 1998 through December 31, 2000 (unaudited)...............   3

          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'
          EQUITY (DEFICIT) From Inception on July 1, 1998
          through December 31, 2000 (unaudited)............................   4

          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
          For the Six Months Ended December 31, 2000 and
          December 31, 1999, and From Inception on July 1, 1998
          through December 31, 2000 (unaudited)............................   6

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (unaudited)......................................................   7

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Plan of Operation.............................   9

          Liquidity and Capital Resources..................................  16
          Results of Operations............................................  18

PART II.  OTHER INFORMATION.

     Item 2.   Changes in Securities.......................................  20

     Item 4.   Stockholder Vote............................................  21

     Item 5.   Other Information...........................................  22

     Item 6.   Exhibits and Reports on Form 8-K............................  23

SIGNATURES.................................................................  24

                         PART I. FINANCIAL INFORMATION.
                         ------------------------------


ITEM 1.   FINANCIAL STATEMENTS.

        Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission, however, Senesco Technologies, Inc., a Delaware corporation (the "Company"), and its subsidiary, Senesco, Inc., a New Jersey corporation ("Senesco"), believe that the disclosures are adequate so that the information presented is not misleading in any material respect.

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
                      ------------------------------------
                                   (unaudited)

                                                                     December 31,         June 30,
                                                                         2000               2000
                                                                     ------------       ------------

                             ASSETS
                             ------
CURRENT ASSETS:
Cash............................................................     $   620,122        $ 1,555,749
Prepaid expense and other current assets........................           8,257              9,223
                                                                     -----------        -----------
    Total Current Assets........................................         628,379          1,564,972

Equipment, net..................................................          64,638             70,613
Intangible assets, net..........................................         142,161             97,414
Security deposit................................................          10,863             10,863
                                                                     -----------        -----------
    TOTAL ASSETS................................................     $   846,041        $ 1,743,862
                                                                     ===========        ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------

CURRENT LIABILITIES:
Accounts payable................................................     $   128,512        $    76,143
Accrued expenses................................................          90,706            138,588
                                                                     -----------        -----------
       Total Current Liabilities................................         219,218            214,731

Grant payable...................................................          10,573             10,573
                                                                     -----------        -----------
    TOTAL LIABILITIES...........................................         229,791            225,304
                                                                     -----------        -----------

STOCKHOLDERS' EQUITY:

Preferred stock, authorized 5,000,000 shares, $0.01 par value,
  no shares issued..............................................              --                 --

Common stock, authorized 20,000,000 shares, $0.01 par value,
  7,872,626 shares issued and outstanding.......................          78,726             78,726
Capital in excess of par........................................       5,320,701          5,234,475
Deficit accumulated during the development stage................      (4,627,589)        (3,613,911)
Deferred compensation related to issuance of options
  and warrants..................................................        (155,588)          (180,732)
                                                                     -----------        -----------
  Total Stockholders' Equity....................................         616,250          1,518,558
                                                                     -----------        -----------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................     $   846,041        $ 1,743,862
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


                                                                                                      From Inception
                                    For the Three    For the Three    For the Six     For the Six     on July 1, 1998
                                     Months Ended     Months Ended    Months Ended    Months Ended        through
                                     December 31,     December 31,    December 31,    December 31,      December 31,
                                         2000             1999            2000            1999             2000
                                    -------------    -------------    ------------    ------------    ---------------

Revenue..........................    $       --       $       --     $        --      $       --       $        --

Operating Expenses:
  General and administrative.....       407,893          329,081         742,327         620,216         3,118,785
  Research and development.......       130,714           77,609         247,832         196,809           897,749
  Non-cash charges for options
  and warrants issued in
  exchange for services..........        40,350           81,783         111,370         177,779           685,722
                                      ---------        ---------       ---------      ----------        ----------
Total Operating Expenses.........       578,957          488,473       1,101,529         994,804         4,702,256

Sale of state income tax loss....       (60,331)              --         (60,331)            --            (60,331)
Interest income, net.............       (11,238)              --         (27,520)            --            (14,336)
                                     ----------       ----------     -----------      ----------       -----------
Net Loss.........................    $ (507,388)      $ (488,473)    $(1,013,678)     $ (994,804)      $(4,627,589)
                                     ==========       ==========     ===========      ==========       ===========

Basic and Diluted Net Loss Per
Common Share.....................    $    (0.06)      $    (0.08)    $     (0.13)     $    (0.16)
                                     ==========       ==========     ===========      ==========

Basic and Diluted Weighted
Average Number of Common
Shares Outstanding...............     7,872,626        6,212,134       7,872,626       6,212,134
                                     ==========       ==========     ===========      ==========




            See Notes to Condensed Consolidated Financial Statements.

                    SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                    -----------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
       ------------------------------------------------------------------
            FROM INCEPTION ON JULY 1, 1998 THROUGH DECEMBER 31, 2000
            --------------------------------------------------------
                                   (unaudited)

                                                                                              Deferred
                                                                              Deficit       Compensation
                                                                            Accumulated     Related to the
                                                            Capital in       During the      Issuance of
                                                             Excess of      Development      Options and
                                      Common Stock           Par Value         Stage           Warrants           Total
                                   -------------------      ----------      -----------     --------------     -----------
                                    Shares      Amount
                                    ------      ------

Common stock outstanding........   1,999,796   $ 19,998     $  (19,998)          --                 --                 --

Contribution of capital.........          --         --         85,179           --                 --         $   85,179

Issuance of common stock in
reverse merger on January 22,
1999 at $0.01 per share.........   3,400,000     34,000        (34,000)          --                 --                 --

Issuance of common stock for
cash on May 21, 1999 at
$2.63437 per share..............     759,194      7,592      1,988,390           --                 --          1,995,982

Issuance of common stock for
placement fees on May 21, 1999
at $0.01 per share..............      53,144        531           (531)          --                 --                 --

Fair market value of options
and warrants granted on
September 7, 1999...............          --         --        252,578           --          $ (72,132)           180,446

Fair market value of warrants
granted on October 1, 1999......          --         --        171,400           --           (108,600)            62,800

Fair market value of warrants
granted on December 15, 1999....          --         --        331,106           --                 --            331,106

Issuance of common stock for
cash on January 26, 2000 at
$2.867647 per share.............      17,436        174         49,826           --                 --             50,000

Issuance of common stock for
cash on January 31, 2000 at
$2.87875 per share..............      34,737        347         99,653           --                 --            100,000

                                   (continued)

            See Notes to Condensed Consolidated Financial Statements.

                    SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                    -----------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
       ------------------------------------------------------------------
            FROM INCEPTION ON JULY 1, 1998 THROUGH DECEMBER 31, 2000
            --------------------------------------------------------
                                   (unaudited)

                                                                                              Deferred
                                                                              Deficit       Compensation
                                                                            Accumulated     Related to the
                                                            Capital in       During the      Issuance of
                                                             Excess of      Development      Options and
                                      Common Stock           Par Value         Stage           Warrants           Total
                                   -------------------      ----------      -----------     --------------     -----------
                                    Shares      Amount
                                    ------      ------

Issuance of common stock for
cash on February  4, 2000 at
$2.934582 per share.............      85,191        852        249,148                --            --            250,000

Issuance of common stock for
cash on March 15, 2000 at
$2.527875 per share.............      51,428        514        129,486                --            --            130,000

Issuance of common stock for
cash on June 22, 2000 for
$1.50 per share.................   1,471,700     14,718      2,192,833                --            --          2,207,551

Commissions, legal and bank
fees associated with issuances
for the year ended June 30,
2000............................          --         --       (260,595)               --            --           (260,595)

Fair market value of warrants
granted on October 2, 2000......          --         --         40,350                --            --             40,350

Change in fair market value of
options and warrants granted....          --         --         45,876                --        25,144             71,020

Net loss........................          --         --             --        (4,627,589)           --         (4,627,589)
                                   ---------   --------     ----------       -----------     ---------        -----------
Balance at December 31, 2000....   7,872,626   $ 78,726     $5,320,701       $(4,627,589)    $(155,588)       $   616,250
                                   =========   ========     ==========       ===========     =========        ===========



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

                                                                                            From Inception
                                                         For the Six       For the Six      on July 1, 1998
                                                         Months Ended      Months Ended         through
                                                         December 31,      December 31,       December 31,
                                                             2000              1999               2000
                                                         -------------     ------------     ---------------

Cash flows used in operating activities:
Net loss.............................................     $(1,013,678)      $(994,804)        $(4,627,589)
Adjustments to reconcile net loss
  to cash used in operating activities:
Capital contributed through payment of expenses
   by stockholder....................................              --              --              85,179
Issuance of stock options and warrants for services..         111,370         177,779             685,722
Depreciation and amortization........................          10,812           8,576              33,528
(Increase) decease  in operating assets:
Prepaid expense and other current assets.............             966          12,542              (8,257)
Security deposit.....................................              --              --             (10,863)
Increase (decrease) in operating liabilities:
Accounts payable.....................................          52,369          (8,218)            128,512
Accrued expenses.....................................         (47,882)          2,874              90,706
                                                          -----------       ---------         -----------
Net cash used in operating activities................        (886,043)       (801,251)         (3,623,062)
                                                          -----------       ---------         -----------

Cash flows from investing activities:
Patent costs.........................................         (47,421)        (20,353)           (148,955)
Purchase of equipment................................          (2,163)        (10,195)            (91,372)
                                                          -----------       ---------         -----------
Net cash used in investing activities................         (49,584)        (30,548)           (240,327)
                                                          -----------       ---------         -----------

Cash flows provided by financing activities:
Proceeds from grant..................................              --          10,573              10,573
Net proceeds from issuance of common stock...........              --              --           4,472,938
                                                          -----------       ---------         -----------
Cash flows provided by financing activities..........              --          10,573           4,483,511
                                                          -----------       ---------         -----------

Net (decrease) increase in cash......................        (935,627)       (821,226)            620,122

Cash at beginning of period..........................       1,555,749         946,691                  --
                                                          -----------       ---------         -----------

Cash at end of period................................     $   620,122       $ 125,465         $   620,122
                                                          ===========       =========         ===========

Supplemental disclosures of cash flow information:
Interest paid........................................     $        --       $      --         $    22,317
                                                          ===========       =========         ===========


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

     In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of December 31, 2000 and as of June 30, 2000, the results of its operations for the three month periods ended December 31, 2000 and 1999, the results of its operations and cash flows for the six month periods ended December 31, 2000 and 1999 and for the period from inception on July 1, 1998 through December 31, 2000.

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

     Senesco is a development stage company that was organized to commercially exploit technology acquired and developed in connection with the identification and characterization of genes which control the aging (senescence) of all flowers, fruits and vegetables (plant tissues), increase crop production (yield) in horticultural and agronomic crops and reduce the harmful effects of environmental stress.


NOTE 2 - LOSS PER SHARE:

     Net loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding during the period. Since September 7, 1999, the Company has had outstanding options and warrants to purchase its common stock, $0.01 par value per share (the "Common Stock"), however, shares to be issued upon the exercise of options and warrants are not included in the computation of diluted loss per share as their effect is anti-dilutive.

NOTE 3 - SIGNIFICANT EVENTS:

     On March 30, 2000, the Company and Fahnestock & Co. Inc. ("Fahnestock") entered into a financial advisory and investment banking agreement ("The Investment Banking Agreement") with a term of six months. On October 2, 2000, the Company and Fahnestock extended their Investment Banking Agreement by executing a new agreement, pursuant to which Fahnestock will continue to provide the Company with financial advice and will also continue to provide the Company with investment banking services on an exclusive basis for a six (6) month term (the "Extended Investment Banking Agreement"). Pursuant to the Extended Investment Banking Agreement, Fahnestock will receive a consulting fee of $7,500 per month, of which, $22,500 was paid upon the execution of the Extended Investment Banking Agreement and $22,500 was payable on January 2, 2001. In conjunction with the Extended Investment Banking Agreement, the Company has issued to Fahnestock a five-year warrant to purchase 30,000 shares of common stock at an exercise price of $3.1875.

     In October 2000, pursuant to the New Jersey Technology Tax Credit Transfer Program (the "Program"), the Company received approval from the New Jersey Economic Development Authority (the "EDA") to sell the Company's June 30, 1999 New Jersey net operating loss tax benefit of $71,296. In December 2000, the Company sold this tax benefit and received net proceeds of $60,331 pursuant to the sale of the entire New Jersey net operating loss tax benefit. The Company may apply to participate in the Program to sell its New Jersey net operating loss tax benefit in the amount of approximately $163,000 for the year ended June 30, 2000. An application must be submitted to the EDA by June 30, 2001. However, there can be no assurance that the Company will be approved to participate for the year ended June 30, 2000, or if approved, that the Company will be able to sell all or part of the New Jersey net operating loss tax benefit.

     On December 1, 2000, pursuant to the Company's 1998 Stock Incentive Plan (the "Plan"), the Company granted options to purchase an aggregate of 25,000 shares of its Common Stock to the new Chief Financial Officer of the Company at an exercise price equal to $2.25 per share. Such options vest as follows: (i) 1/6 vest on the date of grant; (ii) 1/6 vest six months from the date of grant;
(iii) 1/3 vest on the first anniversary from the date of grant; and (iv) 1/3 vest on the second anniversary from the date of grant.

     Effective December 1, 2000, the former Chief Financial Officer resigned from the Company. Accordingly, an aggregate of 16,666 options to purchase shares of the Company's Common Stock issued pursuant to the Plan have been forfeited.

     Also, on December 1, 2000, pursuant to the Plan, the Company granted options to purchase an aggregate of 35,000 shares of its Common Stock to another executive officer of the Company at an exercise price equal to $2.25 per share. Such options vest as follows: (i) 1/3 vest on the date of grant; (ii) 1/3 vest on the first anniversary from the date of grant; and (iii) 1/3 vest on the second anniversary from the date of grant.

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

     On September 30, 1999, the Company reincorporated from the State of Idaho to the State of Delaware.

     Business of the Company

     The business of the Company is currently operated through Senesco, its wholly-owned subsidiary. The primary business of the Company is the development and commercial exploitation of potentially significant technology involving the identification and characterization of genes that the Company believes control the aging (senescence) of all flowers, fruits and vegetables (plant tissues), increase crop production (yield) in horticultural and agronomic crops and reduce the harmful effects of environmental stress.

     Senescence in plant tissues is the natural aging of these tissues. Loss of cellular membrane integrity is an early event during the senescence of all plant tissues that prompts the deterioration of fresh flowers, fruits and vegetables. This loss of integrity, which is attributable to the formation of lipid metabolites in membrane bilayers that "phase-separate," causes the membranes to become "leaky." A decline in cell function ensues, leading to deterioration and eventual death (spoilage) of the tissue. A delay in senescence increases shelf life which extends the plant's growth timeframe and allows the plant to devote more time to the photosynthetic process. The Company has shown that the additional energy gained in this period leads directly to increased seed production, and therefore increases crop yield. Seed production is a vital economic and agricultural factor because oil-bearing crops store oil in their seeds. This yields a more efficient crop. The Company has also shown that delaying senescence allows the plant to allocate more energy toward growth, leading to larger plants (increased biomass), which is vital for crops used to feed livestock (forage) and leafy crops. Most recently, the Company has shown that delaying senescence results in crops which exhibit increased resilience to water deprivation.

Drought resistant crops may ultimately be more cost effective due to reduced loss in the field and less time spent on crop management.

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

     The Company's research and development program focuses on the discovery and development of new gene technologies which aim to confer positive traits on fruits, flowers, vegetables, forestry species and agronomic crops. To date, the Company has isolated and characterized the senescence-induced lipase gene, deoxyhypusine synthase ("DHS") gene and Factor 5A gene in certain species of plants. The Company's initial goal is to inhibit the expression of (or "silence") these genes to delay senescence, which will extend shelf life, increase biomass, increase yield and increase resistance to environmental stress, thereby demonstrating "proof of concept" in each category of crop. The Company then plans to license the technology to strategic partners and enter into joint ventures.

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

     The Company's research and development is performed by third party researchers at the discretion of the Company pursuant to various research agreements. The primary research and development effort takes place at The University of Waterloo in Ontario, Canada, where the technology was developed. Additional research and development is performed at the University of California, Davis and Hebrew University in Rehovot, Israel, as well as through the Company's Joint Venture with Rahan Meristem in Israel.

     Target Markets

     The Company's technology enhances crops that are reproduced both through seeds and propagation, which are the only two means of commercial crop reproduction. Propagation is a process whereby the plant does not produce fertile seeds and must reproduce through cuttings from the parent plant which are planted and become new plants. The complexities associated with marketing and distribution in the worldwide produce market will require the Company to adopt a multi-faceted commercialization strategy. The Company plans to enter into licensing agreements and strategic relationships with a variety of companies on a crop-by-crop basis. The Company also plans to enter into joint ventures where it will have more direct control over commercialization activities in the end-use market for species which have well established channels of distribution.

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

     The Joint Venture applied for and received a conditional grant that totals approximately $340,000, which constitutes 50% of the Joint Venture's research and development budget over a four year period, from the Israel - U.S. Binational Research and Development (the "BIRD") Foundation (the "BIRD Grant"). Pursuant to the BIRD Grant, such grant, along with certain royalty payments, shall only be repaid to the BIRD Foundation upon the commercial success of the Joint Venture's technology, which success is measured based upon certain benchmarks and/or milestones achieved by the Joint Venture. These benchmarks are reported periodically to the Foundation by the Joint Venture. As of December 31, 2000, Senesco has directly received $10,573 from the BIRD Foundation for research and development expenses the Company has incurred which are associated with the research and development efforts of the Joint Venture. In January, 2001, the Company directly received an additional $11,089. The Company expects to receive additional installments of the BIRD Grant as its expenditures associated with the Joint Venture increase above certain levels.

INTELLECTUAL PROPERTY

     Research and Development

     The inventor of the Company's technology, John E. Thompson, Ph.D., is the Dean of Science at the University of Waterloo in Waterloo, Ontario and is the Executive Vice President of Research and Development of the Company. Dr. Thompson is also a stockholder of the Company and owns 10.8% of the outstanding shares of the Company's Common Stock as of December 31, 2000. Senesco entered into a three-year research and development agreement, dated as of September 1, 1998 (the "Research and Development Agreement"), with the University of Waterloo and Dr. Thompson as the principal inventor. The Research and Development Agreement provides that the University of Waterloo will perform research and development under the direction of Senesco, and Senesco will pay for the cost of this work and make certain payments totaling approximately CDN$1,250,000 (as specified therein). As of December 31, 2000, such amount represented approximately US $833,000. In return for these payments, the Company has all rights to the intellectual property derived from the research. During the three month periods ended December 31, 2000 and December 31, 1999, the Company has spent approximately $130,714 and $77,609, respectively, on all research and development. During the six month periods ended December 31, 2000 and December 31, 1999, the Company has spent approximately $247,832 and $196,809, respectively, on all research and development.

     Effective May 1, 1999, the Company entered into a consulting agreement for research and development with Dr. Thompson. This agreement provides for monthly payments of $3,000 through June 2001. The agreement shall automatically renew for two (2) additional three (3) year terms, unless either of the parties provides the other with written notice within six (6) months of the end of the term.

     The Company's future research and development program focuses on the discovery and development of new gene technologies which aim to extend shelf life and to confer other positive traits on fruits, flowers, vegetables and agronomic row crops. Over the next twelve months, the Company plans the following research and development initiatives: (i) the isolation of new genes in the Arabidopsis, tomato, lettuce, soybean, rapeseed (canola) and melon plants, among others, at the University of Waterloo; (ii) the isolation of new genes in the carnation plant pursuant to an informal agreement with Dr. Sasha Vainstein of Hebrew University; and (iii) the isolation of new genes in the banana plant through the Joint Venture. The Company also plans to develop transformed plants that possess new beneficial traits such as protection against drought and disease, which will then be developed in each of these varieties. The Company may further expand its research and development initiative beyond the crops listed above.

     Patent Applications

     Dr. Thompson and his colleagues, Dr. Yuwen Hong and Dr. Katalin Hudak, filed a patent application on June 26, 1998 (the "Original Patent Application") to protect their invention, which is directed to methods for controlling senescence in plants. By assignment dated June 25, 1998 and recorded with the United States Patent and Trademark Office (the "PTO"), on June 26, 1998, Drs. Thompson, Hong and Hudak assigned all of their rights in and to the Original Patent Application and any other applications filed in the United States or elsewhere with respect to the invention and/or improvements thereto to Senesco, L.L.C. Senesco succeeded to the assignment and ownership of the Original Patent Application. Drs. Thompson, Hong and Hudak filed an amendment to the Original Patent Application on February 16, 1999 (the "Amended Patent Application" and together with the Original Patent Application, the "First Patent Application") titled "DNA Encoding A Plant Lipase, Transgenic Plants and a Method for Controlling Senescence in Plants." The Amended Patent Application serves as a continuation of the Original Patent Application. Concurrent with the filing of the Amended Patent Application with the PTO and as in the case of the Original Patent Application, Drs. Thompson, Hong and Hudak assigned all of their rights in and to the Amended Patent Application and any other applications filed in the United States or elsewhere with respect to such invention and/or improvements thereto to Senesco. Drs. Thompson, Hong and Hudak have received shares of restricted Common Stock of the Company in consideration for the assignment of the First Patent Application. The inventions, which were the subject of the First Patent Application, include a method for controlling senescence of plants, a vector containing a cDNA whose expression regulates senescence, and a transformed microorganism expressing the lipase of cDNA. Management believes that the inventions provide a means for delaying deterioration and spoilage, which could greatly increase the shelf-life of fruits, vegetables, and flowers by silencing or substantially repressing the expression of the lipase gene induced coincident with the onset of senescence.

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

     In addition to his service on the Scientific Advisory Board, the Company has utilized Dr. Bennett as a consultant experienced in the transformed plant industry. The Company entered into a one-year consulting agreement for research and development with Dr. Bennett effective July 16, 1999. This agreement provided for monthly payments of $5,400 through July 15, 2000. The Company is currently renegotiating a consulting agreement to continue with Dr. Bennett's services.

     Furthermore, pursuant to the Research and Development Agreement, the majority of the Company's research and development activities are conducted at the University of Waterloo under the supervision of Dr. Thompson. The Company utilizes the University's substantial research staff including graduate and post-graduate researchers.

     The Company anticipates hiring additional employees within the next twelve months to meet needs created by possible expansion of its marketing activities and product development.

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

LIQUIDITY AND CAPITAL RESOURCES

     Overview

     As of December 31, 2000, the Company's cash balance was $620,122, and the Company's working capital was $409,161. As of December 31, 2000, the Company had a federal tax loss carry-forward of approximately $2,604,000 and a state tax loss carry-forward of approximately $1,812,000 to off-set future taxable income. There can be no assurance, however, that the Company will be able to take advantage of any or all of such tax loss carry-forwards, if at all, in future fiscal years.

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

     On March 30, 2000, the Company and Fahnestock & Co. Inc. ("Fahnestock") entered into a financial advisory and investment banking agreement ("The Investment Banking Agreement") with a term of six months. On October 2, 2000, the Company and Fahnestock extended their Investment Banking Agreement by executing a new agreement, pursuant to which Fahnestock will continue to provide the Company with financial advice and will also continue to provide the Company with investment banking services on an exclusive basis for a six (6) month term (the "Extended Investment Banking Agreement"). Pursuant to the Extended Investment Banking Agreement, Fahnestock will receive a consulting fee of $7,500 per month, of which, $22,500 was paid upon the execution of the Extended Investment Banking Agreement and $22,500 was payable on January 2, 2001. In conjunction with the Extended Investment Banking Agreement, the Company has issued to Fahnestock a five-year warrant to purchase 30,000 shares of common stock at an exercise price of $3.1875.

     In October 2000, pursuant to the New Jersey Technology Tax Credit Transfer Program (the "Program"), the Company received approval from the New Jersey Economic Development Authority (the "EDA") to sell the Company's June 30, 1999 New Jersey net operating loss tax benefit of $71,296. In December 2000, the Company sold this tax benefit and received net proceeds of $60,331 pursuant to the sale of the entire New Jersey net operating loss tax benefit. The Company may apply to participate in the Program to sell its New Jersey net operating loss tax benefit in the amount of approximately $163,000 for the year ended June 30, 2000. An application must be submitted to the EDA by June 30, 2001. However, there can be no assurance that the Company will be approved to participate for the year ended June 30, 2000, or if approved, that the Company will be able to sell all or part of the New Jersey net operating loss tax benefit.

     In January 2001, the Company received $11,089 from the BIRD Foundation for research and development expenses that the Company has incurred in connection with the Joint Venture. In addition, the Company anticipates receiving additional funds from the BIRD Grant in the future to assist in funding its Joint Venture. See "Management's Discussion and Analysis of Financial Condition and Plan of Operation."

     In order to fund its research and development and commercialization efforts, including the hiring of additional employees, the Company issued an aggregate 1,471,700 shares of its restricted Common Stock, at $1.50 per share, for an aggregate gross proceeds equal to $2,207,551, in connection with a private placement completed on June 22, 2000 (the "Private Placement"). The Company believes it has sufficient cash on hand to support its operating plan through at least June 2001. The Company believes it can support its current operating plan by raising additional funds through the issuance and sale of equity in the near future. There can be no assurance however, that the Company will be able to obtain additional financing, if at all, on terms acceptable to the Company.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2000 and Three Months Ended December 31, 1999
-----------------------------------------------------------------------------

     The Company is a development stage company, and revenues for each of the three month periods ended December 31, 2000 and December 31, 1999 were $0. Operating expenses in each of the three month periods ended December 31, 2000 and December 31, 1999 were comprised of general and administrative expenses, sales and marketing expenses, non-cash advertising, consulting and legal costs and research and development expenses. Operating expenses for the three month periods ended December 31, 2000 and December 31, 1999 were $578,957 and $488,473, respectively, an increase of $90,484 or 18.5%.

     General and administrative expenses in each of the three month periods ended December 31, 2000 and December 31, 1999 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. General and administrative expenses were $407,893 in the three month period ended December 31, 2000 and $329,081 in the three month period ended December 31, 1999. The increase during the three month period ended December 31, 2000 of $78,812, or 24.0%, from the corresponding three month period in 1999, resulted primarily from increases in investor relations, consulting services and payroll expenses.

     Research and development expenses in each of the three month periods ended December 31, 2000 and December 31, 1999 consisted primarily of professional salaries and benefits, fees associated with the Research and Development Agreement, direct expenses charged to research and development projects and allocated overhead charged to research and development projects. Research and development expenses for the three month periods ended December 31, 2000 and December 31, 1999 were $130,714 and $77,609, respectively. The increase during the three month period ended December 31, 2000 of $53,105, or 68.4%, from the corresponding three month period ended December 31, 1999, resulted primarily from increases in the research activities pursuant to the Research and Development Agreement with the University of Waterloo.

     Non-cash charges for options and warrants issued in exchange for services for the three month periods ended December 31, 2000 and December 31, 1999 were $40,350 and $81,783, respectively. Such costs consisted primarily of non-employee stock options and warrants granted as consideration for certain professional, consulting and advertising services.

Six Months Ended December 31, 2000 and Six Months Ended December 31, 1999
-------------------------------------------------------------------------

     The Company is a development stage company, and revenues for each of the six month periods ended December 31, 2000 and December 31, 1999 were $0. Operating expenses in each of the six month periods ended December 31, 2000 and December 31, 1999 were comprised of general and administrative expenses, sales and marketing expenses, non-cash advertising, consulting and legal costs and research and development expenses. Operating expenses for the six month periods ended December 31, 2000 and December 31, 1999 were $1,101,529 and $994,804, respectively, an increase of $106,725 or 10.7%.

General and administrative expenses in each of the six month periods ended December 31, 2000 and December 31, 1999 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. General and administrative expenses were $742,327 in the six month period ended December 31, 2000 and $620,216 in the six month period ended December 31, 1999. The increase during the six month period ended December 31, 2000 of $122,111, or 19.7%, from the corresponding six month period in 1999, resulted primarily from increases in investor relations, consulting services and payroll expenses.

     Research and development expenses in each of the six month periods ended December 31, 2000 and December 31, 1999 consisted primarily of professional salaries and benefits, fees associated with the Research and Development Agreement, direct expenses charged to research and development projects and allocated overhead charged to research and development projects. Research and development expenses for the six month periods ended December 31, 2000 and December 31, 1999 were $247,832 and $196,809, respectively. The increase during the six month period ended December 31, 2000 of $51,023, or 25.9%, from the six month period ended December 31, 1999, resulted primarily from increases in the research activities pursuant to the Research and Development Agreement with the University of Waterloo.

     Non-cash charges for options and warrants issued in exchange for services for the six month periods ended December 31, 2000 and December 31, 1999 were $111,370 and $177,779, respectively. Such costs consisted primarily of non-employee stock options and warrants granted as consideration for certain professional consulting and advertising services.

Period From Inception on July 1, 1998 through December 31, 2000
---------------------------------------------------------------

     The Company is a development stage company. From inception through December 31, 2000, the Company had no revenues.

     The Company has incurred losses each year since inception and has an accumulated deficit of $4,627,589 at December 31, 2000. The Company expects to continue to incur losses over, approximately, the next two to three years from expenditures on research, product development, marketing and administrative activities.

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

                           PART II. OTHER INFORMATION.
                           ---------------------------

ITEM 2.   CHANGES IN SECURITIES.

     On March 30, 2000, the Company and Fahnestock entered into a financial advisory and investment banking agreement ("The Investment Banking Agreement") with a term of six months. On October 2, 2000, the Company and Fahnestock extended their Investment Banking Agreement by executing a new agreement, pursuant to which Fahnestock will continue to provide the Company with financial advice and will also continue to provide the Company with investment banking services on an exclusive basis for a six (6) month term (the "Extended Investment Banking Agreement"). Pursuant to the Extended Investment Banking Agreement, Fahnestock will receive a consulting fee of $7,500 per month, of which, $22,500 was paid upon the execution of the Extended Investment Banking Agreement and $22,500 was payable on January 2, 2001. In conjunction with the Extended Investment Banking Agreement, the Company has issued to Fahnestock a five-year warrant to purchase 30,000 shares of common stock at an exercise price of $3.1875.

     On December 1, 2000, pursuant to the Company's 1998 Stock Incentive Plan (the "Plan"), the Company granted options to purchase an aggregate of 25,000 shares of its Common Stock to the new Chief Financial Officer of the Company at an exercise price equal to $2.25 per share. Such options vest as follows: (i) 1/6 vest on the date of grant; (ii) 1/6 vest six months from the date of grant;
(iii) 1/3 vest on the first anniversary from the date of grant; and (iv) 1/3 vest on the second anniversary from the date of grant.

     Effective December 1, 2000, the former Chief Financial Officer resigned from the Company. Accordingly, an aggregate of 16,666 options to purchase shares of the Company's Common Stock issued pursuant to the Plan have been forfeited.

     Also, on December 1, 2000, pursuant to the Plan, the Company granted options to purchase an aggregate of 35,000 shares of its Common Stock to another executive officer of the Company at an exercise price equal to $2.25 per share. Such options vest as follows: (i) 1/3 vest on the date of grant; (ii) 1/3 vest on the first anniversary from the date of grant; and (iii) 1/3 vest on the second anniversary from the date of grant.

     No underwriter was employed by the Company in connection with the issuance of the securities described above. The Company believes that the issuance of the foregoing securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Act"), as transactions not involving a public offering and such securities having been acquired for investment and not with a view to distribution, and/or pursuant to Rule 701 promulgated under the Act as transactions involving the issuance of securities pursuant to certain compensatory benefit plans. No public offering was involved and the securities were acquired only by accredited investors or employees of the Company pursuant to the Company's Plan and only for investment and not with a view to distribution. Appropriate legends have been affixed to the foregoing securities, and all recipients had adequate access to information about the Company.

ITEM 4.   STOCKHOLDER VOTE.

     (a) The Annual Meeting of Stockholders of the Company (the "Meeting") was held on November 30, 2000.

     (b) The following is a complete list of the current Directors of the Company, each of whom were elected to a one-year term at the Meeting, and whose term of office continued after the meeting.

          Phillip O. Escaravage
          Christopher Forbes
          Steven Katz
          Thomas C. Quick
          Ruedi Stalder

     (c) There were 4,960,691 shares of common stock of the Company, $.01 par value (the "Common Stock"), present at the Meeting in person or by proxy out of a total number of 7,872,626 shares of Common Stock issued and outstanding and entitled to vote at the Meeting.

          (i) The proposals and results of the vote of the stockholders taken at the Meeting by ballot and by proxy as solicited by the Company on behalf of the Board of Directors were as follows:

               (A) For the election of the nominees for the Board of Directors of the Company:

               Nominee                       For                Withheld
               ---------------------    -------------        --------------

               Phillip O. Escaravage      4,936,353             24,338
               Christopher Forbes         4,936,353             24,338
               Steven Katz                4,936,353             24,338
               Thomas C. Quick            4,936,353             24,338
               Ruedi Stalder              4,936,353             24,338

               (B) For the proposal to ratify the appointment of Goldstein Golub and Kessler, LLP as independent auditors of the Company for the fiscal year ending June 30, 2001:

                          For              Against               Abstain
                      -------------    ---------------       --------------

                        4,953,041           6,788                 862

ITEM 5.   OTHER INFORMATION.

Reconstitution of Board of Directors and Compensation and Audit Committees

     On October 2, 2000, the Board of Directors, by unanimous written consent, amended the By-laws of the Company (the "Amended By-laws") to declassify the Board of Directors. The Amended By-laws eliminated the Class A and Class B distinction between members of the Board of Directors, however, the total number of directors constituting the entire Board of Directors of the Company remains unchanged at five. Pursuant to the Amended By-laws, all five directors are of a single class and have a one-year term. Except for the declassification of the Board of Directors as described above, no other changes were made to the Company's By-laws.

     Also, on October 2, 2000, the Board of Directors of the Company reduced the number of members that comprise each of its Compensation and Audit Committees, from three (3) directors to two (2) directors. Effective October 2, 2000, the Board of Directors appointed Christopher Forbes and Thomas C. Quick to serve on the compensation and audit committees. Messrs. Forbes and Quick are independent directors as defined in Rule 4200(a)(15) of the NASD's listing standards.

Management Restructuring

     Effective December 1, 2000, the Company accepted the resignation of Richard Sirkin as Chief Financial Officer and Treasurer and appointed Joel Brooks as Chief Financial Officer and Treasurer.

Investment Banking Agreement

     On March 30, 2000, the Company and Fahnestock entered into a financial advisory and investment banking agreement ("The Investment Banking Agreement") with a term of six months. On October 2, 2000, the Company and Fahnestock extended their Investment Banking Agreement by executing a new agreement, pursuant to which Fahnestock will continue to provide the Company with financial advice and will also continue to provide the Company with investment banking services on an exclusive basis for a six (6) month term (the "Extended Investment Banking Agreement"). Pursuant to the Extended Investment Banking Agreement, Fahnestock will receive a consulting fee of $7,500 per month, of which, $22,500 was paid upon the execution of the Extended Investment Banking Agreement and $22,500 was payable on January 2, 2001. In conjunction with the Extended Investment Banking Agreement, the Company has issued to Fahnestock a five-year warrant to purchase 30,000 shares of common stock at an exercise price of $3.1875.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

           3 Amended and Restated By-laws of the Company as adopted on October 2, 2000.

           4 Form of Warrant Agreement by and between the Company and Fahnestock & Co. Inc., dated October 2, 2000.

          10 Investment Banking Agreement, dated as of October 2, 2000, by and between the Company and Fahnestock & Co. Inc.

     (b)  Reports on Form 8-K.

          None.

                                   SIGNATURES



     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SENESCO TECHNOLOGIES, INC.


DATE:  February 14, 2001              By:  /s/ Steven Katz
                                         --------------------------------------
                                          Steven Katz, President
                                          and Chief Operating Officer
                                          (Principal Executive Officer)



DATE:  February 14, 2001              By:  /s/ Joel Brooks
                                         --------------------------------------
                                          Joel Brooks, Chief Financial Officer
                                          and Treasurer
                                          (Principal Financial and Accounting
                                          Officer)