Form 10QSB
period 2001-03-31
SENESCO TECHNOLOGIES INC
filed 2001-05-15
CIK 1035354

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                           Commission File No. 0-22307

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



     State the number of shares outstanding of each of the Issuer's classes of common stock, as of March 31, 2001:


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


                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION.

     Item 1.   Financial Statements........................................   1

          CONDENSED CONSOLIDATED BALANCE SHEET as of March 31, 2001
          and June 30, 2000 (unaudited)....................................   2

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS For the
          Three Months Ended  March 31, 2001 and March 31, 2000,
          For the Nine Months Ended  March 31, 2001 and March 31, 2000,
          and From  Inception on July 1, 1998 through  March 31, 2001
          (unaudited)......................................................   3

          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
          (DEFICIT) From Inception on July 1, 1998 through March 31,
          2001 (unaudited).................................................   4

          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS For the Nine
          Months Ended  March 31, 2001 and March 31, 2000, and From
          Inception on July 1, 1998 through March 31, 2001 (unaudited).....   6

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (unaudited)......................................................   7

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Plan of Operation.............................  10

          Liquidity and Capital Resources..................................  17

          Results of Operations............................................  18

PART II.  OTHER INFORMATION.

     Item 5.   Other Information...........................................  21

     Item 6.   Exhibits and Reports on Form 8-K............................  21

SIGNATURES.................................................................  22

                         PART I. FINANCIAL INFORMATION.
                         ------------------------------


ITEM 1.        FINANCIAL STATEMENTS.

     Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. However, Senesco Technologies, Inc., a Delaware corporation (the "Company"), and its wholly-owned subsidiary, Senesco, Inc., a New Jersey corporation ("Senesco"), believe that the disclosures are adequate to assure that the information presented is not misleading in any material respect.

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
                      ------------------------------------
                                   (unaudited)

                                                                      March 31,           June 30,
                                                                         2001               2000
                                                                     -----------        -----------
                             ASSETS
                             ------
CURRENT ASSETS:
Cash............................................................     $   323,754        $ 1,555,749
Prepaid expenses and other current assets.......................          15,430              9,223
                                                                     -----------        -----------
    Total Current Assets........................................         339,184          1,564,972

Equipment, net..................................................          76,792             70,613
Intangible assets, net..........................................         144,252             97,414
Security deposits...............................................          18,050             10,863
                                                                     -----------        -----------
    TOTAL ASSETS................................................     $   578,278        $ 1,743,862
                                                                     ===========        ===========


              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------

CURRENT LIABILITIES:
Accounts payable................................................     $   170,953        $    76,143
Accrued expenses................................................         153,806            138,588
                                                                     -----------        -----------
       Total Current Liabilities................................         324,759            214,731

Grant payable...................................................          45,807             10,573
                                                                     -----------        -----------
    TOTAL LIABILITIES...........................................         370,566            225,304
                                                                     -----------        -----------

STOCKHOLDERS' EQUITY:

Preferred stock, authorized 5,000,000 shares, $0.01 par value,
  no shares issued..............................................              --                 --

Common stock, authorized 20,000,000 shares, $0.01 par value,
  7,872,626 shares issued and outstanding.......................          78,726             78,726
Capital in excess of par........................................       5,478,945          5,234,475
Deficit accumulated during the development stage................      (5,076,477)        (3,613,911)
Deferred compensation related to issuance of options
  and warrants..................................................        (273,482)          (180,732)
                                                                     -----------        -----------
  Total Stockholders' Equity....................................         207,712          1,518,558
                                                                     -----------        -----------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................     $   578,278        $ 1,743,862
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


                                                                                                                 From Inception on
                                          For the Three     For the Three      For the Nine      For the Nine      July 1, 1998
                                          Months Ended      Months Ended       Months Ended      Months Ended         through
                                            March 31,         March 31,         March 31,          March 31          March 31,
                                              2001              2000               2001              2000              2001
                                          -------------     ------------       ------------      ------------    -----------------
Revenue................................    $        --      $        --        $        --       $         --       $        --

Operating Expenses:
  General and administrative...........        293,202          385,602          1,035,529          1,005,818         3,411,987
  Research and development.............        120,367          201,200            368,199            398,009         1,018,116
  Non-cash charges for options and
  warrants issued in exchange for
  services.............................         40,350          241,467            151,720            419,246           726,072
                                           -----------      -----------        -----------       ------------       -----------

Total Operating Expenses...............        453,919          828,269          1,555,448          1,823,073         5,156,175


Sale of state income tax loss..........             --               --            (60,331)                --           (60,331)
Interest income, net...................         (5,031)            (845)           (32,551)              (845)          (19,367)
                                           -----------      -----------        -----------       ------------       -----------
Net Loss...............................    $  (448,888)     $  (827,424)       $(1,462,566)      $ (1,822,228)      $(5,076,477)
                                           ===========      ===========        ===========       ============       ===========

Basic and Diluted Net Loss Per
Common Share...........................    $     (0.06)     $     (0.13)       $     (0.19)      $      (0.29)
                                           ===========      ===========        ===========       ============

Basic and Diluted Weighted
Average Number of Common
Shares Outstanding.....................      7,872,626        6,307,907          7,872,626          6,244,058
                                           ===========      ===========        ===========       ============


            See Notes to Condensed Consolidated Financial Statements.

                    SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                    -----------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
       ------------------------------------------------------------------
              FROM INCEPTION ON JULY 1, 1998 THROUGH MARCH 31, 2001
              -----------------------------------------------------
                                   (unaudited)

                                                                                                         Deferred
                                                                                       Deficit         Compensation
                                                                                     Accumulated      Related to the
                                                                   Capital in         During the        Issuance of
                                                                    Excess of        Development        Options and
                                            Common Stock            Par Value           Stage             Warrants           Total
                                        ----------------------    -------------      -----------      --------------       --------
                                         Shares        Amount
                                         ------        ------

Common stock outstanding...........    1,999,796    $  19,998      $  (19,998)       $    --            $     --         $       --

Contribution of capital............           --           --          85,179             --                  --             85,179

Issuance of common stock in
reverse merger on January 22,
1999 at $0.01 per share............    3,400,000       34,000         (34,000)            --                  --                 --

Issuance of common stock for
cash on May 21, 1999 at
$2.63437 per share.................      759,194        7,592       1,988,390             --                  --          1,995,982

Issuance of common stock for
placement fees on May 21, 1999
at $0.01 per share.................       53,144          531            (531)            --                  --                 --

Fair market value of options
and warrants granted on
September 7, 1999..................           --           --         252,578             --             (72,132)           180,446

Fair market value of warrants
granted on October 1, 1999.........           --           --         171,400             --            (108,600)            62,800

Fair market value of warrants
granted on December 15, 1999.......           --           --         331,106             --                  --            331,106

Issuance of common stock for
cash on January 26, 2000 at
$2.867647 per share................       17,436          174          49,826             --                  --             50,000

Issuance of common stock for
cash on January 31, 2000 at
$2.87875 per share.................       34,737          347          99,653             --                  --            100,000

                                                                     (continued)


            See Notes to Condensed Consolidated Financial Statements.

                    SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                    -----------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
       ------------------------------------------------------------------
              FROM INCEPTION ON JULY 1, 1998 THROUGH MARCH 31,2001
              ----------------------------------------------------
                                   (unaudited)

                                                                                                         Deferred
                                                                                       Deficit         Compensation
                                                                                     Accumulated      Related to the
                                                                   Capital in         During the        Issuance of
                                                                    Excess of        Development        Options and
                                            Common Stock            Par Value           Stage             Warrants           Total
                                        ----------------------    -------------      -----------      --------------       --------
                                         Shares        Amount
                                         ------        ------
Issuance of common stock for
cash on February  4, 2000 at
$2.934582 per share................       85,191          852         249,148                 --                --          250,000

Issuance of common stock for
cash on March 15, 2000 at
$2.527875 per share................       51,428          514         129,486                 --                --          130,000

Issuance of common stock for
cash on June 22, 2000 for
$1.50 per share....................    1,471,700       14,718       2,192,833                 --                --        2,207,551

Commissions, legal and bank fees
associated with issuances for
the year ended June 30, 2000.......           --           --        (260,595)                --                --         (260,595)

Fair market value of warrants
granted on October 2, 2000.........           --           --          80,700                 --                --           80,700

Change in fair market value of
options and warrants granted.......           --           --         163,770                 --           (92,750)          71,020

Net loss...........................           --           --              --         (5,076,477)               --       (5,076,477)
                                       ---------    ---------      ----------         ----------         ---------       ----------

Balance at March 31, 2001..........    7,872,626    $  78,726      $5,478,945        $(5,076,477)        $(273,482)      $  207,712
                                       =========    =========      ==========        ===========         =========       ==========


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

                                                                                            From Inception
                                                        For the Nine      For the Nine      on July 1, 1998
                                                        Months Ended      Months Ended          through
                                                         March 31,          March 31,           March 31,
                                                            2001              2000                2001
                                                        ------------      ------------      ---------------
Cash flows used in operating activities:
Net loss............................................     $(1,462,566)      $(1,822,228)      $(5,076,477)
Adjustments to reconcile net loss
  to cash used in operating activities:
Capital contributed through payment of expenses
   by stockholder...................................              --                --            85,179
Issuance of stock options and warrants for services.         151,720           419,246           726,072
Depreciation and amortization.......................          17,855            13,405            40,571
(Increase)  in operating assets:
Prepaid expense and other current assets............          (6,207)          (16,241)          (15,430)
Security deposit....................................          (7,187)               --           (18,050)
Increase in operating liabilities:
Accounts payable....................................          94,810            66,455           170,953
Accrued expenses....................................          15,218            72,348           153,806
                                                         -----------       -----------       -----------
Net cash used in operating activities...............      (1,196,357)       (1,267,015)       (3,933,376)
                                                         -----------       -----------       -----------

Cash flows from investing activities:
Patent costs........................................         (51,148)          (34,798)         (152,682)
Purchase of equipment...............................         (19,724)          (12,936)         (108,933)
                                                         -----------       -----------       -----------
Net cash used in investing activities...............         (70,872)          (47,734)         (261,615)
                                                         -----------       -----------       -----------

Cash flows provided by financing activities:
Proceeds from grant.................................          35,234            10,573            45,807
Net proceeds from issuance of common stock..........              --           508,689         4,472,938
                                                         -----------       -----------       -----------
Cash flows provided by financing activities.........          35,234           519,262         4,518,745
                                                         -----------       -----------       -----------

Net (decrease) increase in cash.....................      (1,231,995)         (795,487)          323,754

Cash at beginning of period.........................       1,555,749           946,691                --
                                                         -----------       -----------       -----------

Cash at end of period...............................     $   323,754       $   151,204       $   323,754
                                                         ===========       ===========       ===========

Supplemental disclosures of cash flow information:
Interest paid.......................................     $        --       $        --       $    22,317
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

     In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 2001 and as of June 30, 2000, the results of its operations for the three month periods ended March 31, 2001 and 2000, the results of its operations and cash flows for the nine month periods ended March 31, 2001 and 2000 and for the period from inception on July 1, 1998 through March 31, 2001.

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


NOTE 3 - SIGNIFICANT EVENTS:

     On March 30, 2000, the Company and Fahnestock & Co. Inc. ("Fahnestock") entered into a financial advisory and investment banking agreement (The "Investment Banking Agreement") with a term of six months. On October 2, 2000, the Company and Fahnestock extended their Investment Banking Agreement by executing a new agreement, pursuant to which Fahnestock continued to provide the Company with financial advice and investment banking services on an exclusive basis for a six month term (the "Extended Investment Banking Agreement"). The Extended Investment Banking Agreement provided for a consulting fee to Fahnestock of $7,500 per month during the six month term. Also, in conjunction with the Extended Investment Banking Agreement, the Company issued to Fahnestock a five-year warrant to purchase 30,000 shares of common stock at an exercise price of $3.1875.

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


NOTE 3 - SIGNIFICANT EVENTS (CONTINUED):

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

     On March 16, 2001, the Company entered into a five-year lease, with Matrix/AEW NB, LLC, for new office space in New Brunswick, New Jersey. Rent is payable in monthly installments of $2,838 and will commence upon completion of the landlords renovations to the offices. The Company anticipates that the renovations will be completed and the Company will move into the new offices during May 2001. The Company's current lease in Princeton, New Jersey expired on April 30, 2001. However, the Company has made arrangements with the current landlord to remain in Princeton on a month to month basis, as needed.

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

     The technology presently utilized by the industry for increasing the shelf life in certain flowers, fruits and vegetables relies on reducing ethylene biosynthesis, and hence only has application to a limited number of plants that are ethylene-sensitive. Current industry technology for attempting to increase crop yield relies on delaying leaf senescence which has not been proven effective up to this time.

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

     The Company is currently working with tomato, Arabidopsis (a model plant which produces oil in a manner similar to canola) and banana plants, and it has obtained "proof of concept" for the lipase and DHS genes in several of these species. Near-term research and development initiatives include: (i) silencing the Factor 5A gene in these three types of plants; and (ii) further propagation of transformed plants with the Company's silenced genes.

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

     The Company's research and development is performed by third party researchers at the discretion of the Company pursuant to various research agreements. The primary research and development effort takes place at The University of Waterloo in Ontario, Canada, where the technology was developed. Additional research and development is performed at the University of California, Davis, as well as through the Company's Joint Venture with Rahan Meristem in Israel.

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

     Joint Venture

     On May 14, 1999, the Company entered into a joint venture agreement with Rahan Meristem Ltd., an Israeli company ("Rahan"), engaged in the worldwide export marketing of banana germ-plasm (the "Joint Venture"). The Company has contributed, by way of a limited, exclusive, world-wide license to the Joint Venture, access to its technology, discoveries, inventions and know-how (patentable or otherwise), pertaining to plant genes and their cognate expressed proteins that are induced during senescence (plant aging) for the purpose of developing, on a joint basis, enhanced banana plants which will result in a "longer shelf life" banana. Rahan has contributed its technology, inventions and know-how with respect to banana plants. The Joint Venture is equally owned by each of the parties. There can be no assurance, however, that the Company's Joint Venture will be successful, or if successful, that the Company will be able to commercially exploit its technology.

     The Joint Venture applied for and received a conditional grant that totals approximately $340,000, which constitutes 50% of the Joint Venture's research and development budget over a four year period, from the Israel - U.S. Binational Research and Development (the "BIRD") Foundation (the "BIRD Grant"). Pursuant to the BIRD Grant, such grant, along with certain royalty payments, shall only be repaid to the BIRD Foundation upon the commercial success of the Joint Venture's technology. The commercial success is measured based upon certain benchmarks and/or milestones achieved by the Joint Venture. These benchmarks are reported periodically to the BIRD Foundation by the Joint Venture. During the three months ended March 31, 2001, the Company received $35,234 from the BIRD Foundation for research and development expenses associated with the Joint Venture. As of March 31, 2001, Senesco has directly received a total of $45,807 from the BIRD Foundation for research and development expenses the Company has incurred which are associated with the research and development efforts of the Joint Venture. The Company expects to receive additional installments of the BIRD Grant as its expenditures associated with the Joint Venture increase above certain levels.

INTELLECTUAL PROPERTY

     Research and Development

     The inventor of the Company's technology, John E. Thompson, Ph.D., is the Dean of Science at the University of Waterloo in Waterloo, Ontario and is the Executive Vice President of Research and Development of the Company. Dr. Thompson is also a stockholder of the Company and owns 10.8% of the outstanding shares of the Company's Common Stock as of March 31, 2001. Senesco entered into a three-year research and development agreement, dated as of September 1, 1998 (the "Research and Development Agreement"), with the University of Waterloo and Dr. Thompson as the principal inventor. The Research and Development Agreement provides that the University of Waterloo will perform research and development under the direction of Senesco, and Senesco will pay for the cost of this work and make certain payments totaling approximately CDN$1,250,000 (as specified therein). As of March 31, 2001, such amount represented approximately US $792,000. In return for these payments, the Company has all rights to the intellectual property derived from the research. During the three month periods ended March 31, 2001 and March 31, 2000, the Company has spent approximately $120,367 and $201,200, respectively, on all research and development. During the nine month periods ended March 31, 2001 and March 31, 2000, the Company has spent approximately $368,199 and $398,009, respectively, on all research and development.

     Effective May 1, 1999, the Company entered into a consulting agreement for research and development with Dr. Thompson. This agreement provides for monthly payments of $3,000 through June 2001. The agreement shall automatically renew for two (2) additional three (3) year terms, unless either of the parties provides the other with written notice within six (6) months of the end of the term.

     The Company's future research and development program focuses on the discovery and development of new gene technologies which aim to extend shelf life and to confer other positive traits on fruits, flowers, vegetables and agronomic row crops. Over the next twelve months, the Company plans the following research and development initiatives: (i) the isolation of new genes in the Arabidopsis, tomato, lettuce, soybean, rapeseed (canola) and melon plants, among others, at the University of Waterloo; (ii) the isolation of new genes in the banana plant through the Joint Venture; and (iii) the development of transformed plants that possess new beneficial traits such as protection against drought and disease, which will then be developed in each of the above varieties. The Company and Hebrew University have each completed their respective portions of the Company's carnation research program. The Company may further expand its research and development initiative beyond the crops listed above.

     Patent Applications

     Dr. Thompson and his colleagues, Dr. Yuwen Hong and Dr. Katalin Hudak, filed a patent application on June 26, 1998 (the "Original Patent Application") to protect their invention, which is directed to methods for controlling senescence in plants. By assignment dated June 25, 1998 and recorded with the United States Patent and Trademark Office (the "PTO"), on June 26, 1998, Drs. Thompson, Hong and Hudak assigned all of their rights in and to the Original Patent

Application and any other applications filed in the United States or elsewhere with respect to the invention and/or improvements thereto to Senesco, L.L.C. Senesco succeeded to the assignment and ownership of the Original Patent Application. Drs. Thompson, Hong and Hudak filed an amendment to the Original Patent Application on February 16, 1999 (the "Amended Patent Application" and together with the Original Patent Application, the "First Patent Application") titled "DNA Encoding A Plant Lipase, Transgenic Plants and a Method for Controlling Senescence in Plants." The Amended Patent Application serves as a continuation of the Original Patent Application. Concurrent with the filing of the Amended Patent Application with the PTO and as in the case of the Original Patent Application, Drs. Thompson, Hong and Hudak assigned all of their rights in and to the Amended Patent Application and any other applications filed in the United States or elsewhere with respect to such invention and/or improvements thereto to Senesco. Drs. Thompson, Hong and Hudak have received shares of restricted Common Stock of the Company in consideration for the assignment of the First Patent Application. The inventions, which were the subject of the First Patent Application, include a method for controlling senescence of plants, a vector containing a cDNA whose expression regulates senescence, and a transformed microorganism expressing the lipase of the cDNA. Management believes that the inventions provide a means for delaying deterioration and spoilage, which could greatly increase the shelf-life of fruits, vegetables, and flowers by silencing or substantially repressing the expression of the lipase gene induced coincident with the onset of senescence.

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

     Currently, the Company is in the process of drafting various patent applications for new aspects of the Company's technology that should be filed with the PTO in the near future. There can be no assurance that patent protection will be granted with respect to the Patent Applications, or any other applications, or that, if granted, the validity of such patents will not be challenged. Furthermore, there can be no assurance that claims of infringement upon the proprietary rights of others will not be made, or if made, could be successfully defended against.

     Competition

     The Company's competitors in the field of delaying plant senescence are companies that develop and produce transformed plants in which ethylene biosynthesis has been silenced. Such companies include: Paradigm Genetics; AgrEvo; Bionova Holding Corporation; Renessen LLC;

Exelixis Plant Sciences, Inc.; and Eden Bioscience, among others. The Company believes that its proprietary technology is unique and, therefore, places the Company at a competitive advantage in the industry. However, there can be no assurance that its competitors will not develop a similar product with superior properties or at greater cost-effectiveness than the Company.

     Government Regulation

     At present, the U.S. federal government regulation of biotechnology is divided among three agencies. The U.S. Department of Agriculture (the "USDA") regulates the import, field testing and interstate movement of specific types of genetic engineering that may be used in the creation of transformed plants. The Environmental Protection Agency (the "EPA") regulates activity related to the invention of plant pesticides and herbicides, which may include certain kinds of transformed plants. The Food and Drug Administration (the "FDA") regulates foods derived from new plant varieties. The FDA requires that transformed plants meet the same standards for safety that are required for all other plants and foods in general. Except in the case of additives that significantly alter a food's structure, the FDA does not require any additional standards or specific approval for genetically enhanced foods but expects transformed plant developers to consult the FDA before introducing a new food into the market place.

     The Company believes that its current activities, which to date have been confined to research and development efforts, do not require licensing or approval by any governmental regulatory agency. The Company may be required, however, to obtain such licensing or approval from the governmental regulatory agencies described above prior to the commercialization of its transformed plants. There can be no assurance that such licensing or approval by any governmental regulatory agency will be obtained in a timely manner, if at all.
In addition, government regulations are subject to change and, in such event, there can be no assurance that the Company may not be subject to additional regulations or require such licensing or approval in the future.

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

     In addition to his service on the Scientific Advisory Board, the Company utilizes Dr. Bennett as a consultant experienced in plant transformation. The
Company entered into a one-year consulting agreement for research and development with Dr. Bennett which expired on July 15, 2000. Dr. Bennett has continued to provide services to the Company since July 15, 2000 and is currently renegotiating a new agreement with the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

     Overview

     As of March 31, 2001, the Company's cash balance was $323,754, and the Company's working capital was $14,425. As of March 31, 2001, the Company had a federal tax loss carry-forward of approximately $2,604,000 and a state tax loss carry-forward of approximately $1,812,000 to offset future taxable income. There can be no assurance, however, that the Company will be able to take advantage of any or all of such tax loss carry-forwards, if at all, in future fiscal years.

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

     During the quarter ended March 31, 2001, the Company received $35,234 from the BIRD Foundation for research and development expenses that the Company has incurred in connection with the Joint Venture. In addition, the Company anticipates receiving additional funds from the BIRD Grant in the future to assist in funding its Joint Venture. See "Management's Discussion and Analysis of Financial Condition and Plan of Operation."

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 and Three Months Ended March 31, 2000
-----------------------------------------------------------------------

     The Company is a development stage company, and revenues for each of the three month periods ended March 31, 2001 and March 31, 2000 were $0. Operating expenses in each of the three month periods ended March 31, 2001 and March 31, 2000 were comprised of general and administrative expenses, sales and marketing expenses, non-cash advertising, consulting and professional costs and research and development expenses. Operating expenses for the three month periods ended March 31, 2001 and March 31, 2000 were $453,919 and $828,269, respectively, a decrease of $374,350 or 45.2%.

     General and administrative expenses in each of the three month periods ended March 31, 2001 and March 31, 2000 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. General and administrative expenses were $293,202 for the three month period ended March 31, 2001 and $385,602 for the three month period ended March 31, 2000. The decrease during the three month period ended March 31, 2001 of $92,400, or 24.0%, from the corresponding three month period ended March 31, 2000, resulted primarily from decreases in investor relations expenses and professional fees which were partially offset by an increase in payroll expenses.

     Research and development expenses in each of the three month periods ended March 31, 2001 and March 31, 2000 consisted primarily of professional salaries and benefits, fees associated with the Research and Development Agreement, direct expenses charged to research and development projects and allocated overhead charged to research and development projects. Research and development expenses for the three month periods ended March 31, 2001 and March 31, 2000 were $120,367 and $201,200, respectively. The decrease during the three month period ended March 31, 2001 of $80,833, or 40.2%, from the corresponding three month period ended March 31, 2000, resulted primarily from a retroactive adjustment to the Research and Development Agreement with the University of Waterloo during the three month period ended March 31, 2000.

     Non-cash charges for options and warrants issued in exchange for services for the three month periods ended March 31, 2001 and March 31, 2000 were $40,350 and $241,467, respectively. Such costs consisted primarily of non-employee stock options and warrants granted as consideration for certain professional, consulting and advertising services.

Nine Months Ended March 31, 2001 and Nine Months Ended March 31, 2000
---------------------------------------------------------------------

     The Company is a development stage company, and revenues for each of the nine month periods ended March 31, 2001 and March 31, 2000 were $0. Operating expenses in each of the nine month periods ended March 31, 2001 and March 31, 2000 were comprised of general and administrative expenses, sales and marketing expenses, non-cash advertising, consulting and professional costs and research and development expenses. Operating expenses for the nine month periods ended March 31, 2001 and March 31, 2000 were $1,555,448 and $1,823,073, respectively, an decrease of $267,625 or 14.7%.

     General and administrative expenses in each of the nine month periods ended March 31, 2001 and March 31, 2000 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. General and administrative expenses were $1,035,529 for the nine month period ended March 31, 2001 and $1,005,818 for the nine month period ended March 31, 2000. The increase during the nine month period ended March 31, 2001 of $29,711, or 3.0%, from the corresponding nine month period in 2000, resulted primarily from increases in consulting services and payroll expenses which was partially offset by a decrease in investor relations expenses.

     Research and development expenses in each of the nine month periods ended March 31, 2001 and March 31, 2000 consisted primarily of professional salaries and benefits, fees associated with the Research and Development Agreement, direct expenses charged to research and development projects and allocated overhead charged to research and development projects. Research and development expenses for the nine month periods ended March 31, 2001 and March 31, 2000 were $368,199 and $398,009, respectively. The decrease during the nine month period ended March 31, 2001 of $29,810, or 7.5%, from the nine month period ended March 31, 2000, resulted primarily from a reduction in the amount of consulting fees recorded for Dr. Bennett due to the expiration of his consulting agreement as well as the amount of fees paid to Dr. Sasha Vainstein due to the conclusion of his portion of the carnation research program, which was being conducted at Hebrew University.

     Non-cash charges for options and warrants issued in exchange for services for the nine month periods ended March 31, 2001 and March 31, 2000 were $151,720 and $419,246, respectively. Such costs consisted primarily of non-employee stock options and warrants granted as consideration for certain professional consulting and advertising services.

Period From Inception on July 1, 1998 through March 31, 2001
------------------------------------------------------------

     The Company is a development stage company. From inception through March 31, 2001, the Company had no revenues.

     The Company has incurred losses each year since inception and has an accumulated deficit of $5,076,477 at March 31, 2001. The Company expects to continue to incur losses over, approximately, the next two to three years from expenditures on research, product development, marketing and administrative activities.

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

                           PART II. OTHER INFORMATION.
                           ---------------------------


ITEM 5.        OTHER INFORMATION.


New Office Lease

     On March 16, 2001, the Company entered into a five-year lease, with Matrix/AEW NB, LLC, for new office space in New Brunswick, New Jersey. Rent is payable in monthly installments of $2,838 and will commence upon completion of the landlords renovations to the offices. The Company anticipates that the renovations will be completed and the Company will move into the new offices during May 2001. The Company's current lease in Princeton, New Jersey expired on April 30, 2001. However, the Company has made arrangements with the current landlord to remain in Princeton on a month to month basis, as needed.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

        (a)   Exhibits.

              10.1 Lease, dated as of March 16, 2001, by and between the Company and Matrix/AEW NB, LLC.

        (b)   Reports on Form 8-K.

              None.

                                   SIGNATURES



     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SENESCO TECHNOLOGIES, INC.


DATE:  May 15, 2001                  By:  /s/ Steven Katz
                                        ---------------------------------------
                                         Steven Katz, President
                                         and Chief Operating Officer
                                         (Principal Executive Officer)



DATE:  May 15, 2001                  By:  /s/ Joel Brooks
                                        ---------------------------------------
                                         Joel Brooks, Chief Financial Officer
                                         and Treasurer
                                         (Principal Financial and Accounting
                                         Officer)