Form 10KSB
period 2001-06-30
SENESCO TECHNOLOGIES INC
filed 2001-10-12
CIK 1035354

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------


                                  FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2001
                           Commission File No. 0-22307

                           SENESCO TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


          Delaware                                      84-1368850
-------------------------------            ------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)


303 George Street, Suite 420, New Brunswick, New Jersey                 08901
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                            (Zip Code)

                                 (732) 296-8400
                         -------------------------------
                         (Registrant's Telephone Number,
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


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Registrant's revenues for fiscal year ended June 30, 2001: $0

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $14,957,989 at September 28, 2001 based on the closing sales price on that date.


     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of September 28, 2001:

Class                                           Number of Shares
-----                                           ----------------

Common Stock, $.01 par value                        7,872,626


     Transitional Small Business Disclosure Format

                       Yes:                     No:  X
                           -----                   -----


     The following documents are incorporated by reference into the Annual Report on Form 10-KSB: Portions of the Registrant's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders are incorporated by reference into
Part III of this Report.

                                TABLE OF CONTENTS
                                -----------------

         Item                                                              Page
         ----                                                              ----

PART I   1.  Business....................................................    1

         2.  Properties..................................................    8

         3.  Legal Proceedings...........................................    8

         4.  Submission of Matters to a Vote of Security Holders.........    8

PART II  5.  Market for the Company's Common Equity and Related
             Stockholder Matters.........................................    9

         6.  Management's Discussion and Analysis or Plan of Operation...    9

         7.  Financial Statements........................................   13

         8.  Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.........................   13

PART III 9.  Directors, Executive Officers, Promoters and Control
             Persons; Compliance with Section 16 (a) of the
             Exchange Act................................................   14

         10. Executive Compensation......................................   14

         11. Security Ownership of Certain Beneficial Owners
             and Management..............................................   14

         12. Certain Relationships and Related Transactions..............   14

         13. Exhibits, List and Reports on Form 8-K......................   14

SIGNATURES...............................................................   15

EXHIBIT INDEX............................................................   17

FINANCIAL STATEMENTS.....................................................  F-1

                                     PART I

ITEM 1.     BUSINESS.

BUSINESS OF THE COMPANY

     The business of Senesco Technologies, Inc., a Delaware corporation (the "Company"), is currently operated through Senesco, Inc., a New Jersey corporation ("Senesco"), its wholly owned subsidiary. The primary business of the Company is the development and commercial exploitation of potentially significant technology involving the identification and characterization of genes that the Company believes control the aging (senescence) of all flowers, fruits and vegetables (plant tissues) in an effort to: (i) extend the shelf-life of perishable plant products; (ii) produce larger and more leafy crops; (iii) increase crop production (yield) in horticultural and agronomic crops; and (iv) reduce the harmful effects of environmental stress.

     Senescence in plant tissues is the natural aging of these tissues. Loss of cellular membrane integrity is an early event during the senescence of all plant tissues that prompts the deterioration of fresh flowers, fruits and vegetables. This loss of integrity, which is attributable to the formation of lipid metabolites in membrane bilayers that "phase-separate," causes the membranes to become "leaky." A decline in cell function ensues, leading to deterioration and eventual death (spoilage) of the tissue. A delay in senescence increases shelf life and extends the plant's growth timeframe, which allows the plant to devote more time to the photosynthetic process. The Company has shown that the additional energy gained in this period leads directly to increased seed production, and therefore increases crop yield. Seed production is a vital agricultural function. For example, oil-bearing crops store oil in their seeds. The Company has also shown that delaying senescence allows the plant to allocate more energy toward growth, leading to larger plants (increased biomass) and more leafy crops. Most recently, the Company has demonstrated that delaying senescence results in crops which exhibit increased resilience to water deprivation. Drought resistant crops may ultimately be more cost effective due to reduced loss in the field and less time spent on crop management.

     The technology presently utilized by the industry for increasing the shelf life in certain flowers, fruits and vegetables relies on reducing ethylene biosynthesis, and hence only has application to a limited number of plants that are ethylene-sensitive.

     The Company's technology is novel in that its research and development focuses on the discovery and development of new gene technologies, which are designed to confer positive traits on fruits, flowers, vegetables, forestry species and agronomic crops. To date, the Company has isolated and characterized the senescence-induced lipase gene, deoxyhypusine synthase ("DHS") gene and Factor 5A gene in certain species of plants. The Company's goal is to inhibit the expression of (or silence) these genes to delay senescence, which will in turn extend shelf life, increase biomass, increase yield, and increase resistance to environmental stress, thereby demonstrating "proof of concept" in each category of crop. The Company then plans to license the technology to strategic partners and/or enter into joint ventures.

     The Company is currently working with tomato, canola, Arabidopsis (a model plant which produces oil in a manner similar to canola) and banana plants, and has obtained "proof of concept" for the lipase and DHS genes in several of these plants. Near-term research and development initiatives include: (i) silencing the Factor 5A gene in these four (4) types of plants; and (ii) further propagation of transformed plants with the Company's silenced genes. Additionally, the Company has isolated the DHS and Factor 5A genes in mammalian tissue. The Company is assessing the function of these genes in animals and humans through the accumulation of additional experimental data.

     The Company has completed its research and development initiative in carnation flower. "Proof of concept" was obtained through the inhibition of the DHS reaction, which yielded a 100% increase in shelf life.

     Subsequent initiatives include: (i) expanding the lipase, DHS and Factor 5A gene technology into a variety of other commercially viable agricultural crops such as lettuce, melon and strawberries; (ii) developing transformed plants that possess new beneficial traits such as increased tolerance to disease and environmental stress; and (iii) assessing the function of the DHS and Factor 5A genes in mammalian tissue. The Company's strategy focuses on various plants to allow flexibility that will accommodate different plant reproduction strategies among the various sectors of the broad agricultural and horticultural markets. There can be no assurance, however, that the Company's research and development efforts will be successful, or if successful, that the Company will be able to commercially exploit its technology.

     The  Company's  research  and  development  is  performed  by  third  party researchers at the direction of the Company pursuant to various research agreements. The primary research and development effort takes place at The University of Waterloo in Ontario, Canada, where the technology was developed. Additional research and development is performed at the University of
California, Davis as well as through the Company's Joint Venture (as defined below) with Rahan Meristem Ltd. in Israel.

JOINT VENTURE

     On May 14, 1999, the Company entered into a joint venture agreement with Rahan Meristem Ltd., an Israeli company ("Rahan"), engaged in the worldwide export marketing of banana germ-plasma (the "Joint Venture"). The Company has contributed, by way of a limited, exclusive, world-wide license to the Joint Venture, access to its technology, discoveries, inventions and know-how (patentable or otherwise), pertaining to plant genes and their cognate expressed proteins that are induced during senescence (plant aging) for the purpose of developing, on a joint basis, genetically enhanced banana plants which will result in a "longer shelf life" banana. Rahan has contributed its technology, inventions and know-how with respect to banana plants. The Joint Venture is equally owned by each of the parties. There can be no assurance, however, that the Company's Joint Venture will be successful, or if successful, that the Company will be able to commercially exploit its technology.

     The Joint Venture applied for and received a conditional grant that totals approximately $340,000, which constitutes 50% of the Joint Venture's research and development budget over a four year period, from the Israel - U.S. Binational Research and Development (the "BIRD")

Foundation (the "BIRD Grant"). Pursuant to the BIRD Grant, such grant, along with certain royalty payments, shall only be repaid to the BIRD Foundation upon the commercial success of the Joint Venture's technology. The commercial success is measured based upon certain benchmarks and/or milestones achieved by the Joint Venture. These benchmarks are reported periodically to the BIRD Foundation by the Joint Venture. As of June 30, 2001, Senesco has directly received a total of $45,807, of which $35,234 was received during the year ended June 30, 2001, from the BIRD Foundation for research and development expenses that the Company has incurred which are associated with the research and development efforts of the Joint Venture. The Company expects to receive additional installments of the BIRD Grant as its expenditures associated with the Joint Venture increase above certain levels. The Company's portion of the Joint Venture's expenses approximated $69,000 and $57,000 for the years ended June 30, 2001 and 2000, respectively, and is included in research and development expenses.

     All aspects of the Joint Venture's research and development initiative are proceeding on time, or are ahead of the original schedule laid out at the inception of the Joint Venture. Both the DHS and lipase genes have been identified and isolated in banana, and the Joint Venture is currently in the process of silencing these genes. Once silenced, the goal is to transform banana plants, thereby yielding fruit with extended shelf life and plants which are more tolerant to disease and environmental stress.

TARGET MARKETS

     The Company's technology embraces crops that are reproduced both through seeds and propagation, which are the only two means of commercial crop reproduction. Propagation is a process whereby the plant does not produce fertile seeds and must reproduce through cuttings from the parent plant which are planted and become new plants. In order to address the complexities associated with marketing and distribution in the worldwide produce market, the Company has adopted a multi-faceted commercialization strategy. The Company plans to enter into licensing agreements and strategic relationships with a variety of companies on a crop-by-crop basis. The Company also plans to enter into joint ventures with companies having well-established channels of distribution, and in such cases, the Company will have more direct control over commercialization activities.

INDUSTRY MARKET TRENDS

     The Company's competitors in the industry are primarily focused on research and development rather than commercialization. Those competitors which are presently attempting to distribute their technology have generally utilized one of the following commercialization distribution channels: (i) licensing technology to major marketing and distribution partners; (ii) distributing seedlings directly to growers; or (iii) entering into strategic alliances. In addition, some competitors are owned by established produce distribution companies, which alleviates the need for strategic alliances, while others are attempting to create their own distribution and marketing channels.

INTELLECTUAL PROPERTY

     Research and Development Agreement

     The inventor of the Company's technology, John E. Thompson, Ph.D., is the Associate Vice-President, Research and former Dean of Science at the University of Waterloo in Waterloo, Ontario and is the Executive Vice President of Research and Development of the Company. Dr. Thompson is also a director and stockholder of the Company and owns 10.8% of the outstanding shares of the Company's common stock, $0.01 par value (the "Common Stock"), as of June 30, 2001. Senesco entered into a three-year research and development agreement, dated as of September 1, 1998 (the "Research and Development Agreement"), with the University of Waterloo and Dr. Thompson as the principal inventor. The Research and Development Agreement provides that the University of Waterloo will perform research and development under the direction of Senesco, and Senesco will pay for the cost of this work and make certain payments totaling Can $1,250,000 (as specified therein). As of June 30, 2001, such amount represented US $783,000. In return for these payments, the Company has all rights to the intellectual property derived from the research. During the twelve-month periods ended June 30, 2001 and June 30, 2000, the Company has spent approximately $348,985 and $300,493, respectively, in connection with the Research and Development Agreement. Effective September 1, 2001, the Company extended the Research and Development Agreement for an additional one-year period in the amount of Can $433,700. As of September 1, 2001, such amount represented approximately $280,000.

     Effective May 1, 1999, the Company entered into a consulting agreement for research and development with Dr. Thompson. On July 1, 2001, the Company and Dr. Thompson renewed the consulting agreement for an additional three (3) year term as provided for under the terms and conditions of the agreement. This agreement provides for monthly payments of $3,000 through June 2004. The agreement shall be automatically renewable for an additional three (3) year term, unless either of the parties provides the other with written notice within six (6) months of the end of the term.

     The Company's future research and development program focuses on the discovery and development of new gene technologies which intend to extend shelf life and to confer other positive traits on fruits, flowers, vegetables and agronomic row crops. Over the next twelve (12) months, the Company plans the following research and development initiatives: (i) the isolation of new genes in the Arabidopsis, tomato, lettuce, soybean, rape seed (canola) and melon plants, among others, at the University of Waterloo; (ii) the isolation of new genes in the banana plant through the Joint Venture; (iii) the development of transformed plants that possess new beneficial traits, such as protection against drought and disease, which will then be developed in each of the above varieties; and (iv) assessing the function of the DHS and Factor 5A genes in mammalian tissue. The Company may further expand its research and development program beyond the initiatives listed above.

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

     The Company is in the process of drafting various patent applications for new aspects of the Company's senescence technology. The Company has filed several new Continuations in Part ("CIPs") on both the Original Patent Application and the Second Patent Application to ensure, on an ongoing basis that its intellectual property pertaining to new technological developments is appropriately protected.

     There can be no assurance that patent protection will be granted with respect to the Patent Applications, or any other applications, or that, if granted, the validity of such patents will not be challenged. Furthermore, there can be no assurance that claims of infringement upon the proprietary rights of others will not be made, or if made, could be successfully defended against.

GOVERNMENT REGULATION

     At present, the U.S. federal government regulation of biotechnology is divided among three agencies. The U.S. Department of Agriculture (the "USDA") regulates the import, field-testing and interstate movement of specific types of genetic engineering that may be used in the creation of transformed plants. The Environmental Protection Agency (the "EPA") regulates activity related to the invention of plant pesticides and herbicides, which may include certain kinds of transformed plants. The Food and Drug Administration (the "FDA") regulates foods derived from new plant varieties. The FDA requires that transformed plants meet the same standards for safety that are required for all other plants and foods in general. Except in the case of additives that significantly alter a food's structure, the FDA does not require any additional standards or specific approval for genetically engineered foods but expects transformed plant developers to consult the FDA before introducing a new food into the market place.

     The Company believes that its current activities, which to date have been confined to research and development efforts, do not require licensing or approval by any governmental regulatory agency. The Company may be required, however, to obtain such licensing or approval from governmental regulatory agencies prior to the commercialization of its transformed plants. There can be no assurance that such licensing or approval by any governmental regulatory agency will be obtained in a timely manner, if at all. In addition, government regulations are subject to change and, in such event, the Company may be subject to additional regulations or require such licensing or approval in the future.

COMPETITION

     The Company's competitors in the field of delaying plant senescence are companies that develop and produce transformed plants in which ethylene biosynthesis has been silenced. Such companies include: Paradigm Genetics; AgrEvo; Bionova Holding Corporation; Renessen LLC; Exelixis Plant Sciences, Inc. and Eden Bioscience, among others. The Company believes that its proprietary technology is unique and, therefore, places the Company at a competitive advantage in the industry. However, there can be no assurance that its competitors will not develop a similar product with superior properties or at greater cost-effectiveness than the Company.

MARKETING

     Based upon the Company's multi-faceted commercialization strategy described above, the Company anticipates that there may be a significant period of time before plants enhanced using the Company's technology reaches consumers. Thus, the Company has not begun to actively market its technology directly to consumers, but rather, the Company has sought to establish itself within the industry through its advertising program in trade journals, newspapers, a national magazine, as well as through direct communication with prospective licensees.

EMPLOYEES

     As of June 30, 2001, the Company had four (4) employees and three (3) consultants, five (5) of whom were executive officers and were involved in the management of the Company. Effective October 4, 2001, John E. Thompson, Ph.D., the Company's Executive Vice President of Research and Development, was elected to the Board of Directors and Phillip O. Escaravage, the Company's Vice Chairman, stepped down as a director. Additionally, effective October 4, 2001, Bruce C. Galton was appointed President and Chief Executive Officer of the Company. In connection with Mr. Galton's appointment, Ruedi Stalder stepped down as Chief Executive Officer and Steven Katz stepped down as President and Chief Operating Officer of the Company. Mr. Stalder continues to serve as the Chairman and a director and Mr. Katz continues to serve as a director. Currently, the Company has four (4) employees and three (3) consultants, four (4) of whom are currently executive officers and are involved in the management of the Company.

     The officers are assisted by a Scientific Advisory Board made up of prominent experts in the field of transformed plants. A. Carl Leopold, Ph.D. serves as Chairman of the Scientific Advisory Board. He is currently a member and a W.H. Crocker Scientist Emeritus of the Boyce Thompson Institute for Plant Research at Cornell University. Dr. Leopold has held numerous academic appointments  and  memberships,  including  staff  member  of  the  Science  and
Technology Policy Office during the Nixon and Ford Administrations, and positions with the National Science Foundation and the National Aeronautics and Space Administration. Alan B. Bennett, Ph.D., and William R. Woodson, Ph.D. are the other members of the Scientific Advisory Board. Dr. Bennett is the Associate Dean of the College of Agricultural and Environmental Sciences at the University of California, Davis. His research interests include: the molecular biology of tomato fruit development and ripening; the molecular basis of membrane transport; and cell wall disassembly. Dr. Woodson is the Associate Dean of Agriculture and Director of Agricultural Research Programs at Purdue University. He has been a visiting professor at many universities worldwide including the John Innis Institute in England and the Weizmann Institute of Science in Israel. Dr. Woodson is a world-recognized expert in horticultural science and serves on numerous international and national committees and professional societies. Due to the expanding scope of the Company's research and development program, the Company is recruiting scientists with a broader field of expertise than currently exists on the Scientific Advisory Board. In connection with this recruitment effort, Drs. Leopold and Woodson will step down from the Scientific Advisory Board on October 31, 2001.

     In addition to his service on the Scientific Advisory Board, the Company utilizes Dr. Bennett as a consultant experienced in plant transformation. The
Company entered into a one-year consulting agreement for research and development with Dr. Bennett, which expired on July 15, 2000. Dr. Bennett has continued to provide services to the Company since July 15, 2000 and is currently negotiating a new agreement with the Company.

     Furthermore, pursuant to the Research and Development Agreement, the majority of the Company's research and development activities are conducted at the University of Waterloo under the supervision of Dr. Thompson. The Company utilizes the University's substantial research staff including graduate and post-graduate researchers.

     The Company may hire additional employees over the next twelve (12) months to meet needs created by possible expansion of its marketing activities and product development.

SAFE HARBOR STATEMENT

     Certain statements included in this Form 10-KSB, including, without limitation, statements regarding the anticipated growth in the markets for the Company's services, the continued development of the Company's genetic technology, the approval of the Company's Patent Applications, the possibility of governmental approval in order to sell or offer for sale to the general public a genetically engineered plant or plant product, the successful implementation of the Joint Venture with Rahan, the success of the Research and Development Agreement, statements relating to the Company's Patent Applications, the anticipated longer term growth of the Company's business, the timing of the projects and trends in future operating performance, the Company's prospect of licensing its technology and forming strategic partnerships, the availability of additional sources of financing for the business and the Company's ability to sustain liquidity and meet its operating plan are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The factors discussed herein and others expressed from time to time in the Company's filings with the Securities and Exchange
Commission (the "SEC") could cause actual results and developments to be materially different from those expressed in or implied by such statements. The Company does not undertake to update any forward-looking statements.

ITEM 2.     PROPERTIES.

     The Company leases office space in New Brunswick, New Jersey for a monthly rental fee of $2,838, subject to certain escalations for the Company's proportionate share of increases, over the base year of 2001, in the building's operating costs. The lease expires in May 2006. The space is in good condition and the Company believes it will adequately serve as the Company's headquarters over the term of the lease. The Company believes that this office space is adequately insured by the lessor.

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

     None.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Since January 25, 1999, the Company's Common Stock has been traded on the NASD OTC Bulletin Board under the symbol SENO.

     The following table sets forth the range of the high and low sales price for the Common Stock for each of the quarters since the quarter ended June 30, 1999 as reported on the NASD OTC Bulletin Board and as adjusted for stock splits.(1)

            Quarter                               Common
             Ended                                Stock
        ------------------                  -------------------
                                              High       Low
                                              ----       ---

        June 30, 1999                       $3.9375     $2.375
        September 30, 1999                  $3.875      $2.2969
        December 31, 1999                   $5.50       $2.625
        March 31, 2000                      $4.4375     $1.875
        June 30, 2000                       $3.1875     $1.25
        September 30, 2000                  $4.5625     $1.875
        December 31, 2000                   $3.375      $1.75
        March 31, 2001                      $4.3125     $1.75
        June 30, 2001                       $5.00       $2.50

------------

(1) In prior disclosures contained in the Company's Form 10-KSB for the years ended June 30, 1999 and June 30, 2000, the Company reported the range of high and low bid quotations for its Common Stock for each of the appropriate quarters. In accordance with the Securities and Exchange Commission's interpretation of its existing rules, registrants now may report high and low sales prices. Accordingly, the Company has restated the stock prices for quarters ended from June 30, 1999 until June 30, 2000 to reflect the high and low sales prices.

     As of September 28, 2001, the approximate number of holders of record of the Common Stock was 303.

     The Company has neither paid nor declared dividends on its Common Stock since its inception and does not plan to pay dividends on its Common Stock in the foreseeable future. The Company expects that any earnings, which the Company may realize, will be retained to finance the growth of the Company.


ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2001, the Company's cash balance was $14,330, and the Company had a working capital deficit of $404,770. As of June 30, 2001, the Company had a federal tax loss carry-forward of approximately $4,370,000, and a state tax loss carry-forward of approximately $3,640,000 available to offset future taxable income. There can be no assurance, however, that the Company will be able to take advantage of any or all of such tax loss carry-forwards in future fiscal years.

     To date, the Company has not generated any revenues. The Company has not been profitable since inception, will incur additional operating losses in the future, and will require additional financing to continue the development and subsequent commercialization of its technology. While the Company does not expect to generate significant revenues from the sale of products in the near future, the Company may enter into licensing or other agreements with marketing and distribution partners that may result in license fees, revenues from contract research, or other related revenue.

     The Company expects its capital requirements to increase significantly over the next several years as it commences new research and development efforts, undertakes new product development, increases its sales and administration infrastructure and embarks on developing in-house business capabilities and facilities. The Company's future liquidity and capital funding requirements will depend on numerous factors, including, but not limited to, the levels and costs of the Company's research and development initiatives and the cost and timing of the expansion of the Company's sales and marketing efforts.

     In October 2000, pursuant to the New Jersey Technology Tax Credit Transfer Program (the "Program"), the Company received approval from the New Jersey Economic Development Authority (the "EDA") to sell the Company's June 30, 1999 New Jersey net operating loss tax benefit of $71,296. In December 2000, the Company sold this tax benefit and received net proceeds of $60,331, pursuant to the sale of the entire New Jersey net operating loss tax benefit. The Company has applied to sell its New Jersey net operating loss tax benefit in the amount of approximately $163,000 for the year ended June 30, 2000. However, there can be no assurance that the Company will be approved, or if approved, that the Company will be able to sell all or part of the New Jersey net operating loss tax benefit.

     During the year ended June 30, 2001, the Company received $35,234 from the BIRD Foundation for research and development expenses that the Company has incurred in connection with the Joint Venture. In addition, the Company anticipates receiving additional funds from the BIRD Foundation in the future to assist in funding its Joint Venture. See "Item 1. Business - Joint Venture."

     During the period from July 10, 2001 through October 9, 2001, the Company issued five unsecured promissory notes (the "Notes") payable to certain directors of the Company in the aggregate principal amount of $475,000. The Notes bear interest at an annual rate equal to the prime rate on the date that the Notes were issued (5.50% to 6.75%), and such interest is payable upon maturity of the Notes. The Notes and accrued interest are due on January 15, 2002.

     On May 14, 2001, the Company signed a letter of intent with Harris Moran Seed Company to enter into a worldwide exclusive license to commercialize the Company's technology in lettuce, cantaloupe and honeydew melons. The letter of intent provides that the Company would receive $4,000,000 in development payments over a multi-year period. The letter of intent also provides for royalty payments to the Company upon commercial introduction. Consistent with the Company's commercialization strategy, the Company intends to attract other companies interested in strategic partnerships or licensing the Company's technology. There can be no assurance, however, that the Company's letter of intent with Harris Moran Seed Company will result in an agreement or that the Company will be successful in attracting other companies willing to form strategic partnerships or license its technology.

     The Company anticipates that, based upon it current cash balance, it will be able to fund operations until approximately the end of October, 2001. However, the Board of Directors has made an oral commitment to fund the Company's operations for a non-specified short-term period. Over the next twelve
(12) months, the Company plans to fund its research and development and commercialization activities by raising additional capital through the issuance and sale of equity securities and the consummation of licensing agreements for the Company's technology. The Company is currently in the process of negotiating the issuance and sale of equity securities with certain investors. However, there can be no assurance that the Company will be able to complete these negotiations, be able to obtain additional financing, or enter into licensing agreements in the near term on terms acceptable to the Company.

EUROPEAN MONETARY UNION

     Currently, twelve (12) of the fifteen (15) member countries of the European Union have locked the exchange rates of their legacy currencies to that of the euro. As such, these participating countries have agreed to adopt the euro as their common legal currency. The twelve (12) participating countries will issue sovereign debt exclusively in euro and will redenominate outstanding sovereign debt. Euro coins are currently in circulation and euro notes will be issued on January 1, 2002. Both euro and existing legacy currencies may be used for all transactions until December 31, 2001. Thereafter, all non-cash transactions must be in euro. Existing legacy currencies may be used for cash transactions until approximately January or February 2002, depending on the particular country.

     Except for the Company's Research and Development Agreement with the University of Waterloo, which is payable in Canadian dollars, the Company has no other agreements or transactions denominated in foreign currency. Thus, the Company currently does not believe that the euro conversion will have a material impact on the Company's financial condition or results of operations.

RESEARCH AND DEVELOPMENT INITIATIVES

     The Company's future research and development programs focus on the discovery and development of new gene technologies whose goals are to: (i) extend shelf life; (ii) increase biomass; (iii) increase yield; (iv) increase resistance to environmental stress; and (v) confer other positive traits on fruits, flowers, vegetables and row crops. Over the next twelve (12) months, the Company plans the following research and development initiatives: (i) the isolation of new genes in the Arabidopsis plant and tomato plant at the University of Waterloo; and(ii) the isolation of new genes in the banana plant through the Joint Venture. Transformed plants that possess new beneficial traits such as drought and disease resistance will then be developed in each of these varieties. The Company also plans to expand its research and development initiative beyond these three plants into a variety of other crops. Additionally, the Company will be assessing the function of the DHS and Factor 5 genes in animals and humans through the accumulation of additional data.

RESULTS OF OPERATIONS

Fiscal Years ended June 30, 2001 and June 30, 2000
--------------------------------------------------

     The Company is a development stage company. From its inception of operations on July 1, 1998 through June 30, 2001, the Company had no revenues. Operating expenses consist of general and administrative expenses, research and development expenses, non-cash advertising, consulting and professional costs and sales and marketing expenses. Operating expenses for the twelve (12) month periods ending June 30, 2001 ("Fiscal 2001") and June 30, 2000 ("Fiscal 2000") were $1,971,071 and $2,447,449, respectively, a decrease of $476,378 or 19%.

     General and administrative expenses consist primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. General and administrative expenses for Fiscal 2001 and Fiscal 2000 were $1,339,883 and $1,396,641, respectively, a decrease of $56,758 or 4%. This decrease was primarily the result of a decrease in professional services and investor relations, which was partially offset by an increase in employee salaries, consulting services and corporate insurance.

     Research  and  development   expenses  consist  primarily  of  professional
salaries and benefits, fees associated with the Research and Development Agreement, direct expenses charged to research and development projects and allocated overhead charged to research and development projects. Research and development expenses for Fiscal 2001 and Fiscal 2000 were $479,468 and $476,456, respectively, an increase of $3,012 or 1%. This increase is a result of an increase in the research and development budget at the University of Waterloo, which was partially offset by a reduction in the amount of consulting fees incurred for Dr. Bennett due to the expiration of his consulting agreement, as well as the amount of fees paid to Dr. Sasha Vainstein due to the conclusion of his portion of the carnation research program, which was being conducted at Hebrew University.

     For Fiscal 2001 and Fiscal 2000, non-cash advertising, consulting and legal costs were $151,720 and $574,352, respectively, a decrease of $422,632 or 74%. Such costs consist of non-employee stock options and warrants granted as consideration for certain professional consulting and advertising services. This decrease was primarily the result of a decrease in the amount of options and warrants issued in Fiscal 2001.

     For Fiscal 2001 and Fiscal 2000, respectively, sales and marketing expenses were $0.

     The Company has incurred losses since inception and had an accumulated deficit of $5,490,902 at June 30, 2001. The Company expects to continue to incur expenditures for research, product development and administrative activities.

     The Company does not expect to generate significant revenues from product sales for approximately the next two (2) to three (3) years during which the Company will engage in significant research and development efforts. However, on May 14, 2001, the Company signed a letter of intent with Harris Moran Seed
Company to enter into a worldwide exclusive license to commercialize the Company's technology in lettuce, cantaloupe and honeydew melons. The letter of intent provides that the Company would receive $4,000,000 in development payments over a multi-year period. The letter of intent also provides for royalty payments to the Company upon commercial introduction. Consistent with the Company's commercialization strategy, the Company intends to attract other companies interested in strategic partnerships or licensing the Company's technology that may result in license fees, revenues from contract research, and other related revenues. There can be no assurance, however, that the Company's letter of intent with Harris Moran Seed Company will result in an agreement or that the Company will be successful in attracting other companies willing to form strategic partnerships or license its technology. Furthermore, no assurance can be given that the Company's research and development efforts will result in any commercially viable products, or that any licensing or other agreements with marketing and distribution partners will result in revenues sufficient to support the business. Successful future operations will depend on the Company's ability to transform its research and development activities into commercializable technology.


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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The information relating to the Company's directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.


ITEM 10.     EXECUTIVE COMPENSATION.

     The discussion under the heading "Executive Compensation" in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.


ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.


ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The discussion under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of October 2001.


                                          SENESCO TECHNOLOGIES, INC.



                                          By: /s/ Bruce C. Galton
                                              --------------------------------
                                              Bruce C. Galton, President and
                                              Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                        TITLE                          DATE
---------                        -----                          ----

/s/ Ruedi Stalder          Chairman and Director                October 12, 2001
----------------------
Ruedi Stalder


/s/ Bruce C. Galton        President and Chief Executive        October 12, 2001
----------------------     Officer (principal
Bruce C. Galton            executive officer)


/s/ Joel Brooks            Chief Financial Officer              October 12, 2001
----------------------     and Treasurer (principal financial
Joel Brooks                and accounting officer)


/s/ John E. Thompson       Executive Vice-President of          October 12, 2001
----------------------     Research and Development
John  E. Thompson          and Director


/s/ Christopher Forbes     Director                             October 12, 2001
----------------------
Christopher Forbes


/s/ Thomas C. Quick        Director                             October 12, 2001
----------------------
Thomas C. Quick


/s/ Steven Katz            Director                             October 12, 2001
----------------------
Steven Katz

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

   3.2 Amended and Restated By-laws of the Company as adopted on October 2, 2000. (Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended December 31, 2000.)

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

   4.6 Form of Warrant with Fahnestock & Co. Inc., dated as of March 30, 2000. (Incorporated by reference to the Company's annual report on Form 10-KSB for the period ended June 30, 2000).

   4.7 Form of Registration Rights Agreement, dated as of March 30, 2000, made by and between the Company and Fahnestock & Co. Inc. (Incorporated by reference to the Company's annual report on Form 10-KSB for the period ended June 30, 2000.)

Exhibit
   No.                           Description of Exhibit
-------                          ----------------------

   4.8 Form of Lock-up Agreement made by and between Fahnestock & Co. Inc. and each of the affiliates of the Company, dated as of March 30, 2000. (Incorporated by reference to the Company's annual report on Form 10-KSB for the period ended June 30, 2000.)

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

   4.11 Form of Common Stock Purchase Agreement, dated as of May 31, 2000 and June 14, 2000, respectively, made by and among the Company and the Purchasers (as defined therein). (Incorporated by reference to the Company's annual report on Form 10-KSB for the period ended June 30, 2000.)

   4.12 Form of Registration Rights Agreement dated as of May 31, 2000 and June 14, 2000, respectively, made by and among the Company and the Purchasers (as defined therein). (Incorporated by reference to the Company's annual report on Form 10-KSB for the period ended June 30, 2000.)

   4.13 Form of Warrant Agreement with Fahnestock & Co. Inc., dated October 2, 2000. (Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended December 31, 2000.)

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

Exhibit
   No.                           Description of Exhibit
-------                          ----------------------

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

  10.9 Research Agreement dated as of September 1, 1998 made by and among Senesco, Inc., Dr. John E. Thompson and The University of Waterloo, as amended. (Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended March 31, 1999.)

  10.10 Financial Advisory and Consulting Agreement, dated as of January 22, 1999, as amended, made by and between the Company and the Parenteau Corporation. (Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended March 31, 2000.)

  10.11 Placement Agent Agreement, dated as of March 30, 2000, as amended, by and between the Company and Fahnestock & Co. Inc. (Incorporated by reference to the Company's annual report on Form 10-KSB for the period ended June 30, 2000.)

  10.12 Investment Banking Agreement, dated as of March 30, 2000, as amended, by and between the Company and Fahnestock & Co. Inc. (Incorporated by reference to the Company's annual report on Form 10-KSB for the period ended June 30, 2000.)

  10.13* Consulting Agreement, dated July 16, 1999, by and between the Company and Alan B. Bennett, Ph.D. (Incorporated by reference to the Company's annual report on Form 10-KSB for the period ended June 30, 2000.)

  10.14* Consulting Agreement, dated July 12, 1999, by and between the Company and John E. Thompson, Ph.D. (Incorporated by reference to the Company's annual report on Form 10-KSB for the period ended June 30, 2000.)

  10.15 Investment Banking Agreement, dated as of October 2, 2000, by and between the Company and Fahnestock & Co. Inc. (Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended December 31, 2000.)

  10.16 Office lease, dated March 16, 2001, by and between the Company and Matrix/AEW NB, LLC. (Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended March 31, 2001.)

  10.17+  Form of Promissory Note issued to Directors.

  21 Subsidiaries of the Registrant (Incorporated by reference to the Company's annual report on Form 10-KSB for the period ended June 30, 1999.)

-----------

* A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 13(a) Form 10-KSB.

+    Filed herewith.

SENESCO TECHNOLOGIES, INC.
 AND SUBSIDIARY
(a development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2001

                                       SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                   (a development stage company)

                                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------




Independent Auditor's Report                                             F-2


Consolidated Financial Statements:

   Balance Sheet                                                         F-3
   Statement of Operations                                               F-4
   Statement of Stockholders' Equity (Deficiency)                     F-5 - F-6
   Statement of Cash Flows                                               F-7
   Notes to Consolidated Financial Statements                         F-8 - F-16

INDEPENDENT AUDITOR'S REPORT



To the Board of Directors of
Senesco Technologies, Inc.


We have audited the accompanying consolidated balance sheet of Senesco Technologies, Inc. and Subsidiary (a development stage company) as of June 30, 2001, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the two years in the period then ended and cumulative amounts from inception to June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Senesco Technologies, Inc. and Subsidiary as of June 30, 2001, and the results of their operations and their cash flows for each of the two years in the period then ended and cumulative amounts from inception to June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficiency and a stockholders' deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



GOLDSTEIN GOLUB KESSLER LLP
New York, New York

August 13, 2001

                                                        SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                                    (a development stage company)

                                                                       CONSOLIDATED BALANCE SHEET
-------------------------------------------------------------------------------------------------
June 30, 2001
-------------------------------------------------------------------------------------------------
ASSETS

Current Assets:
  Cash                                                                               $     14,330
  Prepaid expenses and other current assets                                                15,554

-------------------------------------------------------------------------------------------------
      Total current assets                                                                 29,884

Property and Equipment, at cost, net of accumulated depreciation and
 amortization of $36,860                                                                   78,757

Intangibles, net of accumulated amortization of $10,017                                   157,920

Deferred Income Tax Asset, net of valuation allowance of $1,814,000                          -

Security Deposit                                                                            7,187

-------------------------------------------------------------------------------------------------
      Total Assets                                                                   $    273,748
=================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Accounts payable                                                                   $    168,922
  Accrued expenses                                                                        265,732

-------------------------------------------------------------------------------------------------
      Total current liabilities                                                           434,654

  Grant Payable                                                                            45,807
-------------------------------------------------------------------------------------------------
      Total liabilities                                                                   480,461
-------------------------------------------------------------------------------------------------

Commitments

Stockholders' Deficiency:
  Preferred stock - $.01 par value; authorized 5,000,000 shares; no shares issued            -
  Common stock - $.01 par value;  authorized  20,000,000 shares; issued and
    outstanding 7,872,626 shares                                                           78,726
  Capital in excess of par                                                              5,469,758
  Deferred compensation related to issuance of options and warrants                      (264,295)
  Deficit accumulated during the development stage                                     (5,490,902)

-------------------------------------------------------------------------------------------------
      Stockholders' deficiency                                                           (206,713)

-------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Deficiency                                 $    273,748
=================================================================================================



                                  See Notes to Consolidated Financial Statements

                                                            SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                                        (a development stage company)

                                                                 CONSOLIDATED STATEMENT OF OPERATIONS
-----------------------------------------------------------------------------------------------------
                                                                                           Cumulative
                                                             Year ended June 30,          Amounts from
                                                           2001              2000          Inception
-----------------------------------------------------------------------------------------------------
Operating expenses:
  General and administrative                           $ 1,339,883     $ 1,396,641        $ 3,718,921
  Research and development                                 479,468         476,456          1,129,385
  Noncash advertising, consulting and legal costs          151,720         574,352            726,072
-----------------------------------------------------------------------------------------------------
Total operating expenses                                 1,971,071       2,447,449          5,574,378

Sale of state income tax loss                              (60,331)           -               (60,331)

Interest income - net                                      (33,749)         (2,533)           (23,145)
-----------------------------------------------------------------------------------------------------
Net loss                                               $(1,876,991)    $(2,444,916)       $(5,490,902)
=====================================================================================================

Basic and diluted loss per common share                $      (.24)    $      (.39)             -
=====================================================================================================

Basic and diluted weighted-average number
 of common shares outstanding                            7,872,626       6,346,678              -
=====================================================================================================


                                  See Notes to Consolidated Financial Statements

                                                                                        SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                                                                    (a development stage company)

                                                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
---------------------------------------------------------------------------------------------------------------------------------
Years ended June 30, 1999, 2000 and 2001
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Deferred
                                                                                      Deficit       Compensation
                                                                                    Accumulated       Related to         Total
                                                Common Stock          Capital       During the       Issuance of     Stockholders'
                                             Number                  in Excess      Development      Options and        Equity
                                            of Shares    Amount        of Par          Stage           Warrants       (Deficiency)
---------------------------------------------------------------------------------------------------------------------------------
Common stock outstanding                   1,999,796    $19,998     $  (19,998)          -                 -               -

Contribution of capital                         -          -            85,179           -                 -        $    85,179

Issuance of common stock in
 reverse merger on January 22,
 1999 at $.01 per share                    3,400,000     34,000        (34,000)          -                 -               -

Issuance of common stock for cash
 on May 21, 1999 for $2.63437 per
 share                                       759,194      7,592      1,988,390           -                 -          1,995,982

Issuance of common stock for
 placement fees on May 21, 1999
 at $.01 per share                            53,144        531           (531)          -                 -               -

Net loss                                        -          -              -        $(1,168,995)            -         (1,168,995)
-------------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1999                   6,212,134     62,121      2,019,040      (1,168,995)            -            912,166

Fair market value of options and
 warrants granted on September 7, 1999          -          -           252,578           -            $ (72,132)        180,446

Fair market value of warrants granted
 on October 1, 1999                             -          -           171,400           -             (108,600)         62,800

Fair market value of warrants granted
 on December 15, 1999                           -          -           331,106           -                 -            331,106

Issuance of common stock for cash on
 January 26, 2000 for $2.867647
 per share                                    17,436        174         49,826           -                 -             50,000

Issuance of common stock for cash on
 January 31, 2000 for $2.87875
 per share                                    34,737        347         99,653           -                 -            100,000

Issuance of common stock for cash on
 February 4, 2000 for $2.924582
 per share                                    85,191        852        249,148           -                 -            250,000

Issuance of common stock for cash on
 March 15, 2000 for $2.527875
 per share                                    51,428        514        129,486           -                 -            130,000

Issuance of common stock for cash on
 June 22, 2000 for $1.50 per share         1,471,700     14,718      2,192,833           -                 -          2,207,551


                                                                     (continued)

                                  See Notes to Consolidated Financial Statements

                                                                                        SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                                                                    (a development stage company)

                                                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
---------------------------------------------------------------------------------------------------------------------------------
Years ended June 30, 1999, 2000 and 2001
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Deferred
                                                                                      Deficit       Compensation
                                                                                    Accumulated       Related to         Total
                                                Common Stock          Capital       During the       Issuance of     Stockholders'
                                             Number                  in Excess      Development      Options and        Equity
                                            of Shares    Amount        of Par          Stage           Warrants       (Deficiency)
---------------------------------------------------------------------------------------------------------------------------------
Commissions, legal and bank fees
 associated with issuances for the
 year ended June 30, 2000                       -          -        $ (260,595)          -                 -        $  (260,595)

Net loss                                        -          -              -        $(2,444,916)            -         (2,444,916)
-------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2000                   7,872,626    $78,726      5,234,475      (3,613,911)       $(180,732)      1,518,558

Fair market value of warrants
 granted on October 2, 2000                     -          -            80,700           -                 -             80,700

Change in fair market value of
 options and warrants granted                   -          -           154,583           -              (83,563)         71,020

Net loss                                        -          -              -         (1,876,991)            -         (1,876,991)
-------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2001                   7,872,626    $78,726     $5,469,758     $(5,490,902)       $(264,295)    $  (206,713)
================================================================================================================================


                                  See Notes to Consolidated Financial Statements

                                                                            SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                                                        (a development stage company)

                                                                                 CONSOLIDATED STATEMENT OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------------
                                                                                                          Cumulative
                                                                       Year ended June 30,               Amounts from
                                                                     2001              2000               Inception
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                       $(1,876,991)        $(2,444,916)        $(5,490,902)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Noncash capital contribution                                                            -                 85,179
    Issuance of stock options and warrants for services              151,720             574,352             726,072
    Depreciation and amortization                                     24,161              18,713              46,877
    (Increase) decrease in operating assets:
      Prepaid expenses and other current assets                       (6,331)              3,319             (15,554)
      Security deposit                                                 3,676                -                 (7,187)
    Increase (decrease) in operating liabilities:
      Accounts payable                                                92,779             (93,590)            168,922
      Accrued expenses                                               127,144             135,734             265,732
--------------------------------------------------------------------------------------------------------------------
        Net cash used in operating activities                     (1,483,842)         (1,806,388)         (4,220,861)
--------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Patent costs                                                       (66,403)            (58,399)           (167,937)
  Purchase of property and equipment                                 (26,408)            (13,684)           (115,617)
--------------------------------------------------------------------------------------------------------------------
        Cash used in investing activities                            (92,811)            (72,083)           (283,554)
--------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from grant                                                 35,234              10,573              45,807
  Proceeds from issuance of common stock - net                           -             2,476,956           4,472,938

--------------------------------------------------------------------------------------------------------------------
        Cash provided by financing activities                         35,234           2,487,529           4,518,745
--------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                   (1,541,419)            609,058              14,330

Cash at beginning of period                                        1,555,749             946,691                -

--------------------------------------------------------------------------------------------------------------------
Cash at end of period                                            $    14,330         $ 1,555,749         $    14,330
====================================================================================================================


Supplemental disclosure of cash flow information:

  Cash paid during the year for interest                         $      -            $        47         $    22,317
====================================================================================================================


                                  See Notes to Consolidated Financial Statements

                                       SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                   (a development stage company)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.  PRINCIPAL       The accompanying  consolidated  financial statements include
    BUSINESS        the accounts of Senesco  Technologies,  Inc.  ("ST") and its
    ACTIVITY AND wholly owned subsidiary, Senesco, Inc. ("SI") (collectively, SUMMARY OF the "Company"). All significant intercompany accounts and
    SIGNIFICANT     transactions have been eliminated in consolidation.
    ACCOUNTING
    POLICIES:       SI, a New Jersey  corporation,  was incorporated on November
                    24, 1998 and is the successor entity to Senesco, L.L.C., a New Jersey limited liability company, which was formed on June 25, 1998 but commenced operations on July 1, 1998. This transfer was accounted for at historical cost in a manner similar to a pooling of interests with the recording of net assets acquired at their historical book value.

                    The Company is a development stage company that was organized to commercially exploit technology acquired and developed in connection with the identification and characterization of genes which control the aging and other characteristics of fruits, vegetables, flowers and crops.

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

                    The Company has a working capital deficiency of $404,770, and a stockholders' deficiency of $206,713 as of June 30, 2001. These conditions raise doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon it ability to generate sufficient cash flows to meet its obligations as they come due, which management believes it will be able to do. The Company is currently in the process of raising capital, and is in discussions with several investors. Additionally, as discussed in Note 9, certain directors of the Company have provided short-term financing to the Company.

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

                                       SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                   (a development stage company)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                    Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the assets' useful lives or the remaining term of the lease.

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

                    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

                    In June  2001,  the  Financial  Accounting  Standards  Board
                    ("FASB") issued SFAS No. 142, Goodwill and Other Intangibles. Under FASB No. 142, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. The Company believes this pronouncement will have no significant impact on its financial position and results of operations.

                    Certain reclassifications have been made to the prior-year accounts to conform to the current-year's presentation.

                                       SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                   (a development stage company)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2.  PROPERTY AND    Property and equipment, at cost, consists of the following:
    EQUIPMENT:
                                                                     Estimated
                                                                    Useful Life
                    ------------------------------------------------------------

                    Equipment                        $  34,038        4 years
                    Leasehold improvements              22,800        5 years
                    Furniture and fixtures              58,779        7 years
                    ------------------------------------------------------------
                                                       115,617
                    Accumulated depreciation and
                    amortization                       (36,860)
                    ------------------------------------------------------------
                                                     $  78,757
                    ============================================================

                    Depreciation and amortization aggregated $18,264 and $15,345 for the years ended June 30, 2001 and 2000, respectively.


3.  ACCRUED         The following are  included in  accrued expenses at June 30,
    EXPENSES:       2001:

                    Accrued consulting                                  $166,250
                    Accrued accounting                                    45,000
                    Accrued legal                                         36,443
                    Accrued insurance                                      8,000
                    Other accrued expenses                                10,039
                    ------------------------------------------------------------
                                                                        $265,732
                    ============================================================


4.  RELATED PARTY   During  the  year  ended  June  30,  1999,  a  director  and
    TRANSACTIONS:   stockholder of the Company  contributed  capital aggregating
                    $85,179. This capital was used to pay expenses of the Company.

                    In January 1999, the Company entered into an arrangement to sublease office space from a company controlled by a director and stockholder of the Company. This sublease was for a monthly rental of approximately $5,500 and was on a month-to-month basis. The stockholder's lease was for approximately $5,500 per month with an unrelated party. The stockholder's lease expired on April 30, 2001. Effective May 2001, the Company directly entered into a lease with an unrelated party.


5.  STOCKHOLDERS'   On May 21, 1999, the Company consummated a private placement
    EQUITY          of 759,194 shares of its Common Stock for cash consideration
    (DEFICIENCY):   of  $2,000,000  less  costs  of  $4,018.   Pursuant  to  the
                    Placement Agency Agreement, the Placement Agent was to receive $140,000 in either cash or common stock, as defined.
                    The Placement Agent received 53,144 shares of common stock valued at $2.63437 per share for its services. In connection with the Private Placement, the Company also executed a Common Stock Purchase Agreement with each purchaser of Common Stock, dated as of May 11, 1999. Pursuant to the
                    Stock

                                       SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                   (a development stage company)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                    Purchase Agreement, the purchase price per share of Common Stock was determined by taking 80% of the average closing bid and ask prices of the Company's Common Stock during the 20 trading days ending three days prior to the closing date, as defined. The Stock Purchase Agreement also provides for price protection whereby upon issuance or sale by the Company of any additional Common Stock or Common Stock equivalents within a period of 60 days following the closing date, other than options or warrants currently outstanding as of the date of the Stock Purchase Agreement, for a consideration per share less than the purchase price provided for in the Stock Purchase Agreement (the "Reduced Purchase Price"), then the Company shall immediately issue such additional shares of Common Stock to the purchaser which each such purchaser's investment would have purchased at the Reduced Purchase Price. In addition, the Company entered into a Registration Rights Agreement with each purchaser dated May 11, 1999. The Registration Rights
                    Agreement provides for, among other things, a demand registration right beginning after January 22, 2000, as well as piggyback registration rights for a three-year period from the closing date. Certain directors of the Company participated in the Private Placement. Specifically, such directors of the Company purchased, in the aggregate, 341,636 shares of Restricted Common Stock on the same terms and conditions as all purchasers thereunder.

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

                    In December 1999, the Company initiated a private placement of shares of its restricted Common Stock (the "December Private Placement"). The Company did not engage a placement agent for the sale of such securities. The Company issued an aggregate of 188,792 shares of the Company's restricted Common Stock for a net purchase price of $508,689 (which is net of $21,311 in legal fees) in connection with the December Private Placement. The Company also executed Common Stock Purchase Agreements with each purchaser of Common Stock. Pursuant to the Stock Purchase Agreements, the purchase price per share of Common Stock was equal to 80% of the average closing bid and ask prices of the Company's Common Stock during the 20 trading days ending three days prior to the Closing Date (as defined therein). In addition, the Company entered into Registration Rights Agreements with each purchaser. The Registration Rights Agreements provide for, among other things, a demand registration right beginning one year from the final Closing Date of the December Private Placement, as well as piggy-back registration rights for a three-year period from the Closing Date. Certain directors of the Company participated in the December Private Placement. Specifically, such directors of the Company purchased, in the aggregate, 52,173 shares of restricted Common Stock on the same terms and conditions as all purchasers thereunder.

                                       SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                   (a development stage company)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                    In June 2000, the Company consummated a private placement of 1,471,700 shares of Common Stock for cash consideration of $2,207,551 less costs of $239,284. Pursuant to the Stock Purchase Agreements, the purchase price per share of Common Stock was equal to $1.50 per share. In addition, the Company entered into Registration Rights Agreements with each purchaser. The Registration Rights Agreements provide for, among other things, a demand registration right beginning nine months from the final Closing Date of the Placement, as well as piggy-back registration rights for a three-year period from the Closing Date. In addition, the Company has caused its directors, officers and holders of more than 5% of the outstanding shares of Common Stock of the Company to enter into Lock-up Agreements with the Placement Agent for the benefit of the Purchasers. A director and officer of the Company participated in this Private Placement. Specifically, such director and officer of the Company purchased, in the aggregate, 66,667 shares of Restricted Common Stock on the same terms and conditions as all purchasers hereunder.

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

                    Stock option activity under the Plan is summarized as follows:

                    Year ended June 30,                                2001                      2000
                    -------------------------------------------------------------------------------------------
                                                                            Weighted-                 Weighted-
                                                                             average                   average
                                                                            Exercise                  Exercise
                                                                Shares        Price        Shares       Price
                    -------------------------------------------------------------------------------------------
                    Options outstanding at beginning of year   432,000        $3.56          -             -
                    Granted                                     60,000         2.25       432,000        $3.56
                    Expired                                    (42,000)        3.43          -             -
                    -------------------------------------------------------------------------------------------

                    Options outstanding at end of year         450,000        $3.40       432,000        $3.56
                    ===========================================================================================

                    Options exercisable at end of year         374,666        $3.47       307,167        $3.56
                    ===========================================================================================

                    Weighted-average fair value of options
                    granted during the year                     60,000        $2.25       432,000        $3.56
                    ===========================================================================================

                                       SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                   (a development stage company)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                    The following table summarizes information about stock options outstanding at June 30, 2001:

                                                           Options Outstanding          Options Exercisable
                                                        ------------------------    -------------------------
                                                          Weighted-
                                                           average      Weighted-                    Weighted-
                                          Number          Remaining      average       Number         average
                       Range of       Outstanding at     Contractual    Exercise   Exercisable at    Exercise
                    Exercise Prices   June 30, 2001      Life (Years)    Price     June 30, 2000      Price
                    -----------------------------------------------------------------------------------------
                     $2.25 - $3.85        450,000            8.41         $3.40         374,666         $3.47
                    =========================================================================================

                    The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost been determined based on the fair value at the grant dates for those awards consistent with the method of FASB No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                    Year ended June 30,             2001                2000
                    -----------------------------------------------------------

                    Net loss:
                      As reported               $(1,876,991)        $(2,444,916)
                    ===========================================================
                      Pro forma                 $(2,009,235)        $(3,199,331)
                    ============================================================

                    Loss per share:
                      As reported               $      (.24)        $      (.39)
                    ===========================================================
                      Pro forma                 $      (.26)        $      (.50)
                    ===========================================================

                    The estimated grant date present value reflected in the above table is determined using the Black-Scholes model. The material factors incorporated in the Black-Scholes model in estimating the value of the options reflected in the above table include the following: (i) an exercise price equal to the fair market value of the underlying stock on the dates of grant; (ii) an option term of 5 and 10 years; (iii) a risk-free rate range of 5.46% to 5.73% that represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term; (iv) volatility of 147.83%; and (v) no annualized dividends paid with respect to a share of Common Stock at the date of grant. The ultimate values of the options will depend on the future price of the Company's Common Stock, which cannot be forecast with reasonable accuracy.

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

                    On October 2, 2000, the Company granted to a financial advisor, as partial consideration for services rendered, a five-year warrant to purchase 30,000 shares of common stock at an exercise price of $3.1875.

                    As of June 30, 2001,  the Company had  warrants  outstanding
                    for  the  purchase  of  410,000   shares  of  Common  Stock.
                    Information on outstanding warrants is as follows:

                    Exercise Price                                     Warrants
                    ------------------------------------------------------------

                    $3.50                                              280,000
                     3.19                                               30,000
                     1.50                                              100,000
                    ------------------------------------------------------------
                                                                       410,000
                    ============================================================

                    For the years ended June 30, 2001 and 2000, the Company incurred a compensation charge of $151,720 and $451,506, respectively, relating to the above warrants. As of June 30, 2001, 320,000 of the above warrants are exercisable.


6.  INCOME TAXES:   The Company files a consolidated  federal income tax return.
                    The subsidiary files separate state and local income tax returns.

                    The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

                    Year ended June 30,                    2001            2000
                    ------------------------------------------------------------

                    Federal statutory rate                 (34)%           (34)%
                    Increase in valuation allowance         34              34
                    ------------------------------------------------------------
                                                            -0-             -0-
                    ============================================================


                    At June 30, 2001, the deferred income tax asset consists of the following:

                    Deferred tax asset:
                      Net operating loss carryforward               $ 1,814,000
                      Valuation allowance                            (1,814,000)
                    ------------------------------------------------------------
                         Net deferred tax asset                     $     -0-
                    ============================================================

                                       SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                   (a development stage company)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                    In December 2000, the Company sold its entire state net operating loss for the year ended June 30, 1999 and received net proceeds of $60,331.

                    At June 30, 2001, the Company has federal and state net operating loss carryforwards of approximately $4,370,000 and $3,640,000, respectively, available to offset future taxable income expiring on various dates through 2021.


7.  COMMITMENTS:    Effective  September  1, 1998,  the Company  entered  into a
                    three-year   research  and  development   agreement  with  a
                    university  that a stockholder  of the Company is affiliated with.  Pursuant to the agreement,  the  university  provides
                    research  and   development   under  the  direction  of  the
                    stockholder  and the  Company.  The  agreement  is renewable annually by the Company  which has the right of  termination upon 30 days' advance written notice.  The total amounts due under  the  agreement  for  the  three-year  period  will be
                    approximately  Can  $1,250,000.   Research  and  development
                    expense under this agreement for the years ended June 30, 2001 and 2000 aggregated US $348,985 and US $300,492, respectively, and US $818,617 for the cumulative period through June 30, 2001. Effective September 1, 2001, the
                    Company extended the research and development agreement for an additional one-year period in the amount of Can $433,700, or approximately US $280,000.

                    Effective May 1, 1999, the Company entered into a consulting agreement for research and development with such stockholder. This agreement provides for monthly payments of $3,000 through June 2004. The agreement shall be automatically renewable for an additional three-year term, unless either of the parties provides the other with written notice within six months of the end of the term.

                    The Company has employment agreements with certain employees who are also stockholders of the Company. These agreements provide for a base compensation and additional amounts, as defined. The agreements expire in January 2002. Future base compensation to be paid through January 2002 under the agreements as of June 30, 2001 is $45,600.

                    Effective May 18, 2001, the Company entered into a five-year lease for office space. Rent is payable in monthly installments of $2,838, subject to certain escalations. Future minimum rent payments as of June 30, 2001 are as follows:

                    Year ending June 30,

                            2002                                       $ 34,056
                            2003                                         34,056
                            2004                                         34,056
                            2005                                         34,056
                            2006                                         28,380
                    -----------------------------------------------------------
                                                                       $164,604
                    ===========================================================


                    Rent expense charged to operations for the years ended June 30, 2001 and 2000 is $65,726 and $69,104, respectively.

                                       SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                   (a development stage company)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

8.  JOINT VENTURE:  On May 14, 1999,  the Company  entered into a joint  venture agreement ("Joint Venture") with an Israeli partnership that is engaged in the worldwide marketing of genetically engineered banana plants. The purpose of the Joint Venture is to develop genetically altered banana plants which will result in a longer shelf life banana. The Joint Venture is owned 50% by the Company and 50% by the Israeli partnership. For the period from inception on May 14, 1999 to June 30, 2001, the Joint Venture had no revenue. The Company's portion of the Joint Venture's expenses approximated $69,000 and $57,000 for the years ended June 30, 2001 and 2000, respectively, and is included in research and development expenses.

                    In July 1999, the Joint Venture applied for and received a conditional grant from the Israel - United States Binational Research and Development Foundation (the "BIRD Foundation"). This agreement will allow the Joint Venture to receive $340,000 over a four-year period. Grants received from the BIRD Foundation will be paid back only upon the commercial success of the Joint Venture's technology, as defined. During the years ended June 30, 2001 and 2000, the Company received $35,234 and $10,573, respectively, from the BIRD Foundation for research and development expenses the Company has incurred which are associated with research and development efforts of the Joint Venture.


9.  SUBSEQUENT      Subsequent  to  June  30,  2001,  the  Company  issued  five
    EVENTS:         unsecured  promissory notes (the "Notes") payable to certain directors of the Company in the aggregate principal amount of $475,000. The Notes bear interest at an annual rate equal to the prime rate on the date that the Notes were issued
                    (5.50% to 6.75%) and such interest is payable upon maturity of the Notes. The Notes and accrued interest are due on January 15, 2002.