Form 10QSB
period 2001-09-30
SENESCO TECHNOLOGIES INC
filed 2001-11-14
CIK 1035354

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                           Commission File No. 0-22307

                           SENESCO TECHNOLOGIES, INC.
        ----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


         Delaware                                        84-1368850
--------------------------------            ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


303 George Street, Suite 420, New Brunswick, NJ                         08901
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)


                                 (732) 296-8400
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


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


     State the number of shares outstanding of each of the Issuer's classes of common stock, as of September 30, 2001:


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

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION.

    Item 1.   Financial Statements.........................................   1

       CONDENSED CONSOLIDATED BALANCE SHEET
       as of September 30, 2001 (unaudited) and June 30, 2001..............   2

       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       For the Three Months Ended September 30, 2001 and
       September 30, 2000, and From Inception on July 1, 1998
       through September 30, 2001 (unaudited)..............................   3

       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
       (DEFICIENCY) From Inception on July 1, 1998 through
       September 30, 2001 (unaudited)......................................   4

       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
       For the Three Months Ended September 30, 2001 and
       September 30, 2000, and From Inception on July 1, 1998
       through September 30, 2001 (unaudited)..............................   6

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL
       STATEMENTS (unaudited)..............................................   7

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Plan of Operation..............................   9

       Liquidity and Capital Resources.....................................  17

       Results of Operations...............................................  19

PART II.  OTHER INFORMATION.

    Item 2.   Changes in Securities and Use of Proceeds....................  21

    Item 5.   Other Information............................................  24

    Item 6.   Exhibits and Reports on Form 8-K.............................  24

SIGNATURES.................................................................  25

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

                    SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                    -----------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------

                                                                    September 30,         June 30,
                                                                         2001               2001
                                                                    -------------       -----------
                                                                     (unaudited)
                             ASSETS
                             ------

CURRENT ASSETS:
Cash............................................................     $    38,158        $    14,330
Prepaid expenses and other current assets.......................          24,188             15,554
                                                                     -----------        -----------
    Total Current Assets........................................          62,346             29,884

Property and equipment, net.....................................          73,391             78,757
Intangible assets, net..........................................         197,152            157,920
Security deposit................................................           7,187              7,187
                                                                     -----------        -----------
    TOTAL ASSETS................................................     $   340,076        $   273,748
                                                                     ===========        ===========

            LIABILITIES AND STOCKHOLDERS' DEFICIENCY
            ----------------------------------------

CURRENT LIABILITIES:
Accounts payable................................................     $   129,343        $   168,922
Accrued expenses................................................         319,066            265,732
Notes payable...................................................         400,000                 --
                                                                     -----------        -----------
    Total Current Liabilities...................................         848,409            434,654

Grant payable...................................................          45,807             45,807
                                                                     -----------        -----------
    TOTAL LIABILITIES...........................................         894,216            480,461
                                                                     -----------        -----------

STOCKHOLDERS' DEFICIENCY:

Preferred stock, authorized 5,000,000 shares, $0.01 par value,
  no shares issued..............................................              --                 --

Common stock, authorized 20,000,000 shares, $0.01 par value,
  7,872,626 shares issued and outstanding.......................          78,726             78,726
Capital in excess of par........................................       5,452,807          5,469,758
Deficit accumulated during the development stage................      (5,992,177)        (5,490,902)
Deferred compensation related to issuance of options and
  warrants......................................................         (93,496)          (264,295)
                                                                     -----------        -----------
    Total Stockholders' Deficiency..............................        (554,140)          (206,713)
                                                                     -----------        -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY..............     $   340,076        $   273,748
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

                                                                          From Inception
                                       For the Three    For the Three    on July 1, 1998
                                       Months Ended      Months Ended        through
                                       September 30,    September 30,     September 30,
                                           2001              2000              2001
                                       -------------    -------------    ---------------

Operating expenses:
  General and administrative.........  $   280,719       $   334,434       $  3,999,640
  Research and development...........       63,155           117,118          1,192,540
  Non-cash charges for options and
  warrants issued in exchange for
  services...........................      153,848            71,020            879,920
                                       -----------       -----------       ------------
Total operating expenses.............      497,722           522,572          6,072,100


Sale of state income tax loss........           --                --            (60,331)
Interest expense (income), net.......        3,553           (16,282)           (19,592)
                                       -----------       -----------       ------------
Net Loss.............................  $  (501,275)      $  (506,290)      $ (5,992,177)
                                       ===========       ===========       ============

Basic and diluted net loss per
common share.........................  $     (0.06)      $     (0.06)
                                       ===========       ===========

Basic and diluted weighted
average number of common shares
outstanding..........................    7,872,626         7,872,626
                                       ===========       ===========




            See Notes to Condensed Consolidated Financial Statements.

                    SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                    -----------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                       CONDENSED CONSOLIDATED STATEMENT OF
                       -----------------------------------
                        STOCKHOLDERS' EQUITY (DEFICIENCY)
                        ---------------------------------
            FROM INCEPTION ON JULY 1, 1998 THROUGH SEPTEMBER 30, 2001
            ---------------------------------------------------------
                                   (unaudited)

                                                                                               Deferred
                                                                               Deficit       Compensation
                                                                             Accumulated    Related to the
                                                              Capital in     During the       Issuance of
                                                            Excess of Par    Development    Options and
                                       Common Stock             Value           Stage          Warrants         Total
                                    -------------------     -------------    -----------    --------------   -----------
                                    Shares      Amount
                                    ------      ------

Common stock outstanding........   1,999,796   $ 19,998     $   (19,998)              --             --              --

Contribution of capital.........          --         --          85,179               --             --     $    85,179

Issuance of common stock in
reverse merger on January 22,
1999 at $0.01 per share.........   3,400,000     34,000         (34,000)              --             --              --

Issuance of common stock for
cash on May 21, 1999 at
$2.63437 per share..............     759,194      7,592       1,988,390               --             --       1,995,982

Issuance of common stock for
placement fees on May 21, 1999
at $0.01 per share..............      53,144        531            (531)              --             --              --

Fair market value of options
and warrants granted on
September 7, 1999...............          --         --         252,578               --      $ (72,132)        180,446

Fair market value of warrants
granted on October 1, 1999......          --         --         171,400               --       (108,600)         62,800

Fair market value of warrants
granted on December 15, 1999....          --         --         331,106               --             --         331,106

Issuance of common stock for
cash on January 26, 2000 at
$2.867647 per share.............      17,436        174          49,826               --             --          50,000

Issuance of common stock for
cash on January 31, 2000 at
$2.87875 per share..............      34,737        347          99,653               --             --         100,000




                                                                     (continued)

            See Notes to Condensed Consolidated Financial Statements.

                    SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                    -----------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                       CONDENSED CONSOLIDATED STATEMENT OF
                       -----------------------------------
                        STOCKHOLDERS' EQUITY (DEFICIENCY)
                        ---------------------------------
            FROM INCEPTION ON JULY 1, 1998 THROUGH SEPTEMBER 30, 2001
            ---------------------------------------------------------
                                   (unaudited)

                                                                                               Deferred
                                                                               Deficit       Compensation
                                                                             Accumulated    Related to the
                                                              Capital in     During the       Issuance of
                                                            Excess of Par    Development    Options and
                                       Common Stock             Value           Stage          Warrants         Total
                                    -------------------     -------------    -----------    --------------   -----------
                                    Shares      Amount
                                    ------      ------

Issuance of common stock for
cash on February 4, 2000 at
$2.934582 per share.............      85,191        852         249,148               --             --         250,000

Issuance of common stock for
cash on March 15, 2000 at
$2.527875 per share.............      51,428        514         129,486               --             --         130,000

Issuance of common stock for
cash on June 22, 2000 for
$1.50 per share.................   1,471,700     14,718       2,192,833               --             --       2,207,551

Commissions, legal and bank fees
associated with issuances for
the year ended June 30, 2000....          --         --        (260,595)              --             --        (260,595)

Fair market value of warrants
granted on October 2, 2000......          --         --          80,700               --             --          80,700

Fair market value of warrants
granted on September 4, 2001....          --         --          41,800               --             --          41,800

Change in fair market value of
options and warrants granted....          --         --          95,832               --         87,236         183,068

Net loss........................          --         --              --       (5,992,177)            --      (5,992,177)
                                   ---------   --------     -----------      -----------      ---------     -----------

Balance at September 30, 2001...   7,872,626   $ 78,726     $ 5,452,807      $(5,992,177)     $ (93,496)    $  (554,140)
                                   =========   ========     ===========      ===========      =========     ===========



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

                                                                                            From Inception
                                                         For the Three     For the Three    on July 1, 1998
                                                          Months Ended      Months Ended        through
                                                         September 30,     September 30,     September 30,
                                                              2001             2000              2001
                                                         -------------    -------------    ---------------

Cash flows used in operating activities:
Net loss............................................       $(501,275)       $ (506,290)      $(5,992,177)
Adjustments to reconcile net loss
  to net cash used in operating activities:
Noncash capital contribution........................              --                --            85,179
Issuance of stock options and warrants for services.         153,848            71,020           879,920
Depreciation and amortization.......................           5,366             4,516            52,243
(Increase) decrease in operating assets:
Prepaid expense and other current assets............          (8,634)            7,548           (24,188)
Security deposit....................................              --                --            (7,187)
Increase (decrease) in operating liabilities:
Accounts payable....................................         (39,579)           15,406           129,343
Accrued expenses....................................          53,334           (16,778)          319,066
                                                           ---------        ----------       -----------
Net cash used in operating activities...............        (336,940)         (424,578)       (4,557,801)
                                                           ---------        ----------       -----------

Cash flows from investing activities:
Patent costs........................................         (39,232)           (1,643)         (207,169)
Purchase of property and equipment..................              --            (2,163)         (115,617)
                                                           ---------        ----------       -----------
Net cash used in investing activities...............         (39,232)           (3,806)         (322,786)
                                                           ---------        ----------       -----------

Cash flows provided from financing activities:
Proceeds from grant.................................              --                --            45,807
Proceeds from issuance of notes.....................         400,000                --           400,000
Proceeds from issuance of common stock, net.........              --                --         4,472,938
                                                           ---------        ----------       -----------
Cash flows provided by financing activities.........         400,000                --         4,918,745
                                                           ---------        ----------       -----------

Net increase (decrease) in cash.....................          23,828          (428,384)           38,158

Cash at beginning of period.........................          14,330         1,555,749                --
                                                           ---------        ----------       -----------

Cash at end of period...............................       $  38,158        $1,127,365       $    38,158
                                                           =========        ==========       ===========

Supplemental disclosure of cash flow information:
Cash paid during the period for interest............    $         --      $         --       $    22,317
                                                        ============      ============       ===========


            See Notes to Condensed Consolidated Financial Statements.

                    SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                    -----------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (unaudited)


NOTE 1 - BASIS OF PRESENTATION:

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001.

     In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of September 30, 2001 and as of June 30, 2001, the results of its operations and cash flows for the three month periods ended September 30, 2001 and 2000, and for the period from inception on July 1, 1998 through September 30, 2001.

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

                    SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                    -----------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                   (unaudited)


NOTE 3 - SIGNIFICANT EVENTS:

     During the period from July 10, 2001 through September 30, 2001, the Company issued three (3) unsecured promissory notes payable to Christopher Forbes, a director of the Company, in the aggregate principal amount of $300,000 and issued one (1) unsecured promissory note payable to Thomas C. Quick, a director of the Company, in the principal amount of $100,000 (collectively, the "Notes"). The Notes bear interest at an annual rate equal to the prime rate on the date that the Notes were issued (6.50% to 6.75%), and such interest is payable upon maturity of the Notes. The Notes and accrued interest are due on January 15, 2002.

     In connection with the hiring of Mr. Galton, the Company's new President and Chief Executive Officer, the Company issued to Christenson, Hutchinson,
McDowell, LLC, an executive management recruiter, a five (5) year warrant, effective September 4, 2001, to purchase twenty thousand (20,000) shares of its Common Stock at an exercise price of $0.01 per share, with such warrant being fully vested on the date of grant.

NOTE 4 - SUBSEQUENT EVENTS:

     On October 4, 2001, the Board of Directors unanimously approved the grant of (i) options to purchase one million one hundred thirty-six thousand (1,136,000) shares of the Company's Common Stock, of which four hundred ninety-one thousand (491,000) shares were issued at a weighted average exercise price equal to $2.76 and the remaining options to purchase six hundred forty-five thousand (645,000) shares will be issued on December 1, 2001 at an exercise price equal to the closing price of the Company's Common Stock as quoted on the NASD OTC Bulletin Board on November 30, 2001 and (ii) warrants to purchase an aggregate of an additional one hundred sixty thousand (160,000) shares of the Company's Common Stock at a weighted average exercise price equal to $1.79. The effective date of the above grants are from October 2, 2001 through December 1, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION.

OVERVIEW

     Business of the Company

     Senesco Technologies, Inc. (the "Company") is a Delaware corporation and its business is currently operated through its wholly-owned subsidiary, Senesco, Inc., a New Jersey corporation ("Senesco"). The primary business of the Company is the research, development and commercial exploitation of a potentially significant platform technology involving the identification and characterization of genes that the Company believes control the aging (senescence) of plant cells and may also control the programmed cell death (apoptosis) of mammalian cells. The Company's technology goals for plant applications are to: (i) extend the shelf-life of perishable plant products;
(ii) produce larger and more leafy crops; (iii) increase crop production (yield) in horticultural and agronomic crops; and (iv) reduce the harmful effects of environmental stress.

     Senescence in plant tissues is the natural aging of these tissues. Loss of cellular membrane integrity is an early event during the senescence of all plant tissues that prompts the deterioration of fresh flowers, fruits and vegetables. This loss of integrity, which is attributable to the formation of lipid metabolites in membrane bilayers that "phase-separate," causes the membranes to become "leaky." A decline in cell function ensues, leading to deterioration and eventual death (spoilage) of the tissue. A delay in senescence increases shelf-life and extends the plant's growth timeframe, which allows the plant to devote more time to the photosynthetic process. The Company has shown that the additional energy gained in this period leads directly to increased seed production, and therefore increases crop yield. Seed production is a vital agricultural function. For example, oil-bearing crops store oil in their seeds. The Company has also shown that delaying senescence allows the plant to allocate more energy toward growth, leading to larger plants (increased biomass) and more leafy crops. Most recently, the Company has demonstrated that delaying senescence results in crops which exhibit increased resilience to water deprivation. Drought resistant crops may ultimately be more cost effective due to reduced loss in the field and less time spent on crop management.

     The technology presently utilized by the industry for increasing the shelf-life in certain flowers, fruits and vegetables relies on reducing ethylene biosynthesis, and hence only has application to a limited number of plants that are ethylene-sensitive.

     The Company's technology is novel in that its research and development focuses on the discovery and development of new gene technologies, which are designed to confer positive traits on fruits, flowers, vegetables, forestry species and agronomic crops. To date, the Company has isolated and characterized the senescence-induced lipase gene, deoxyhypusine synthase ("DHS") gene and Factor 5A gene in certain species of plants. The Company's goal is to inhibit the expression of (or silence) these genes to delay senescence, which will in turn extend shelf-life, increase biomass, increase yield, and increase resistance to environmental stress, thereby demonstrating "proof of concept" in each category of crop. The Company then plans to license the technology to strategic partners and/or enter into joint ventures.

     The Company is currently working with tomato, canola, Arabidopsis (a model plant which produces oil in a manner similar to canola) and banana plants, and has obtained "proof of concept" for the lipase and DHS genes in several of these plants. Near-term research and development initiatives include: (i) silencing the Factor 5A gene in these four (4) types of plants; and (ii) further propagation of transformed plants with the Company's silenced genes. Additionally, the Company has isolated the DHS and Factor 5A genes in mammalian tissue. The Company is assessing the function of these genes in animals and humans through the accumulation of additional experimental data. The Company has also completed its research and development initiative in carnation flower, which yielded a 100% increase in shelf-life through the inhibition of the DHS reaction.

     Subsequent initiatives include: (i) expanding the lipase, DHS and Factor 5A gene technology into a variety of other commercially viable agricultural crops such as lettuce and melon; (ii) developing transformed plants that possess new beneficial traits such as increased tolerance to disease and environmental stress; and (iii) assessing the function of the DHS and Factor 5A genes in mammalian tissue. The Company's strategy focuses on various plants to allow flexibility that will accommodate different plant reproduction strategies among the various sectors of the broad agricultural and horticultural markets. There can be no assurance, however, that the Company's research and development efforts will be successful, or if successful, that the Company will be able to commercially exploit its technology.

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

     Agricultural Target Markets

     The Company's technology embraces crops that are reproduced both through seeds and propagation, which are the only two means of commercial crop reproduction. Propagation is a process whereby the plant does not produce fertile seeds and must reproduce through cuttings from the parent plant which are planted and become new plants. In order to address the complexities associated with marketing and distribution in the worldwide produce market, the Company has adopted a multi-faceted commercialization strategy, in which it plans to enter into licensing agreements or other strategic relationships with a variety of companies on a crop-by-crop basis. On May 14, 2001, the Company signed a non-binding letter of intent with Harris Moran Seed Company to enter into a worldwide exclusive license to commercialize its technology in lettuce, cantaloupe and honeydew melons. The letter of intent provides that the Company would receive $4,000,000 in development payments over a multi-year period. The letter of intent also provides for royalty payments to the Company upon commercial introduction. Consistent with the Company's commercialization strategy, it intends to attract other companies interested in strategic partnerships or licensing its technology. The proposed Harris Moran licensing arrangement and the joint venture with Rahan Meristem Ltd. are steps toward the execution of its strategy. There can be no assurance, however, that the letter of intent with Harris

Moran Seed Company will result in an agreement or that the Company will be successful in attracting other companies willing to form strategic partnerships or license its technology. The Company also plans to enter into joint ventures with companies having well-established channels of distribution, and in such cases, the Company will have more direct control over commercialization activities.

     Agricultural Marketing

     Based upon the Company's multi-faceted commercialization strategy described above, it anticipates that there may be a significant period of time before plants enhanced using its technology reach consumers. Thus, the Company has not begun to actively market its technology directly to consumers, but rather, it has sought to establish itself within the industry through its advertising program in trade journals, newspapers, a national magazine, as well as through direct communication with prospective licensees.

     Joint Venture

     On May 14, 1999, the Company entered into a joint venture agreement with Rahan Meristem Ltd., an Israeli company ("Rahan"), engaged in the worldwide export marketing of banana germ-plasma (the "Joint Venture"). Rahan accounts for approximately ten percent (10%) of the worldwide export of banana seedlings. The Company has contributed, by way of a limited, exclusive, world-wide license to the Joint Venture, access to its technology, discoveries, inventions and know-how (patentable or otherwise), pertaining to plant genes and their cognate expressed proteins that are induced during senescence (plant aging) for the purpose of developing, on a joint basis, genetically enhanced banana plants which will result in a "longer shelf-life" banana. Rahan has contributed its technology, inventions and know-how with respect to banana plants. The Joint Venture is equally owned by each of the parties. There can be no assurance, however, that the Company's Joint Venture will be successful, or if successful, that the Company will be able to commercially exploit its technology.

     The Joint Venture applied for and received a conditional grant that totals approximately $340,000, which constitutes 50% of the Joint Venture's research and development budget over a four year period, from the Israel - U.S. Binational Research and Development (the "BIRD") Foundation (the "BIRD Grant"). Such grant, along with certain royalty payments, shall only be repaid to the BIRD Foundation upon the commercial success of the Joint Venture's technology. The commercial success is measured based upon certain benchmarks and/or milestones achieved by the Joint Venture. These benchmarks are reported periodically to the BIRD Foundation by the Joint Venture. As of September 30, 2001, Senesco has directly received a total of $45,807, none of which was received during the current quarter, from the BIRD Foundation for research and development expenses the Company has incurred which are associated with the research and development efforts of the Joint Venture. The Company expects to receive additional installments of the BIRD Grant as its expenditures associated with the Joint Venture increase above certain levels. As of September 30, 2001, the Company's portion of the Joint Venture's expenses totaled approximately $140,000.

     All aspects of the Joint Venture's research and development initiative are proceeding on time, or are ahead of the original schedule laid out at the inception of the Joint Venture. Both the DHS and lipase genes have been identified and isolated in banana, and the Joint Venture is currently in the process of silencing these genes. Once silenced, the goal is to transform banana plants, thereby yielding fruit with extended shelf-life and plants which are more tolerant to disease and environmental stress.

INTELLECTUAL PROPERTY

     Research and Development

     The inventor of the Company's technology, John E. Thompson, Ph.D., is the Associate Vice-President, Research and former Dean of Science at the University of Waterloo in Waterloo, Ontario and is the Executive Vice President of Research and Development of the Company. Dr. Thompson is also a director and stockholder of the Company and owns 10.8% of the outstanding shares of the Company's Common Stock as of September 30, 2001. Senesco entered into a three-year research and development agreement, dated as of September 1, 1998 (the "Research and Development Agreement"), with the University of Waterloo and Dr. Thompson as the principal inventor. The Research and Development Agreement provides that the University of Waterloo will perform research and development under the direction of Senesco, and Senesco will pay for the cost of this work and make certain payments totaling approximately CDN$1,250,000 (as specified therein). As of September 30, 2001, such amount represented approximately US $783,000. In return for these payments, the Company has all rights to the intellectual property derived from the research. Effective September 1, 2001, the Company extended the Research and Development Agreement for an additional one-year period in the amount of CDN$433,700. As of September 30, 2001, such amount represented approximately US $275,000. During the three (3) month periods ended September 30, 2001 and September 30, 2000, the Company has spent approximately $47,128 and $79,150, respectively, in connection with the Research and Development Agreement.

     Effective May 1, 1999, the Company entered into a consulting agreement for research and development with Dr. Thompson. On July 1, 2001, the Company and Dr. Thompson renewed the consulting agreement for an additional three (3) year term as provided for under the terms and conditions of the agreement. This agreement provides for monthly payments of $3,000 through June 2004. The agreement shall automatically renew for an additional three (3) year term, unless either of the parties provides the other with written notice within six (6) months of the end of the term.

     The Company's future research and development program focuses on the discovery and development of new gene technologies which aim to extend shelf-life and to confer other positive traits on fruits, flowers, vegetables and agronomic row crops and on the commencement of additional mammalian cell research. Over the next twelve (12) months, the Company plans the following research and development initiatives: (i) the development of transformed plants that possess new beneficial traits, such as protection against drought and disease, with emphasis on lettuce, melon, corn, forestry products and the other species noted in (ii) through (iv); (ii) the development of enhanced banana plants through the Joint Venture with Rahan; (iii) the isolation of new genes in the Arabidopsis, tomato, lettuce, soybean, rape seed (canola) and melon plants, among others, at the University of Waterloo; and (iv) assessing the function of the DHS and Factor 5A genes in mammalian tissue. The Company may further expand its research and development initiative beyond the initiatives listed above.

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

     The Company filed a second patent application (the "Second Patent Application," and together with the First Patent Application, collectively, the "Patent Applications") on July 6, 1999, titled "DNA Encoding A Plant
Deoxyhypusine Synthase, Transgenic Plants and A Method for Controlling Programmed Cell Death in Plants." The inventors named on the patent are Drs. John E. Thompson, Tzann-Wei Wang and Dongen Lily Lu. Concurrent with the filing of the Second Patent Application with the PTO and as in the case of the First Patent Application, Drs. Thompson, Wang and Lu assigned all of their rights in and to the Second Patent Application and any other applications filed in the United States or elsewhere with respect to such invention and/or improvements thereto to Senesco. Drs. Thompson, Wang and Lu have received options to purchase Common Stock of the Company in consideration for the assignments of the Second Patent Application. The inventions include a method for the genetic modification of plants to control the onset of either age-related or stress-induced senescence, an isolated DNA molecule encoding a senescence induced gene, and an isolated protein encoded by the DNA molecule.

     The Company has broadened the scope of its intellectual property protection by utilizing the Patent Cooperation Treaty ("PCT") to facilitate international filing and prosecution of the First and Second Patent Applications. The First Patent Application was published through the PCT in August 2000, and then between August 2001 and October 2001 was filed in Australia, Canada, China, Japan, Korea, New Zealand and Europe through the European Patent Office ("EPO") which has twenty (20) member states. Israel is the last remaining country in which the Company opted to file that has yet to issue a filing date. The Second Patent Application was published by the PCT in January 2001.

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

     There can be no assurance that patent protection will be granted with respect to all the foregoing Patent Applications, or any other applications, or that, if granted, the validity of such patents will not be challenged. Furthermore, there can be no assurance that claims of infringement upon the proprietary rights of others will not be made, or if made, could be successfully defended against.

     Agricultural Market Competition and Industry Trends

     The Company's competitors in the agricultural industry are primarily focused on research and development rather than commercialization. Those competitors which are presently attempting to distribute their technology have generally utilized one of the following commercialization distribution channels:
(i) licensing technology to major marketing and distribution partners; (ii) distributing seedlings directly to growers; or (iii) entering into strategic alliances.

     In addition, some competitors are owned by established produce distribution companies, which alleviates the need for strategic alliances, while others are attempting to create their own distribution and marketing channels.

     The Company's competitors in the field of delaying plant senescence are companies that develop and produce transformed plants in which ethylene biosynthesis has been silenced. Such companies include, among others: Paradigm Genetics; AgrEvo; Bionova Holding Corporation; Renessen LLC; Exelixis Plant Sciences, Inc.; and Eden Bioscience.

     The Company believes that its proprietary technology is unique and, therefore, places it at a competitive advantage in the industry. However, there can be no assurance that the Company's competitors will not develop a similar product with properties superior to its own or at greater cost-effectiveness.

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

     Employees

     In addition to the scientists performing funded research for the Company at the University of Waterloo, as of September 30, 2001, the Company had four (4) employees and three (3) consultants, five (5) of whom were executive officers and were involved in the management of the Company. On October 4, 2001, John E. Thompson, Ph.D., the Company's Executive Vice President of Research and Development, was elected to the Board of Directors and Phillip O. Escaravage, the Company's Vice Chairman, stepped down as a director. Additionally, on October 4, 2001, Bruce C. Galton was appointed President and Chief Executive Officer of the Company. In connection with Mr. Galton's appointment, Ruedi Stalder stepped down as Chief Executive Officer and Steven Katz stepped down as President and Chief Operating Officer of the Company. Mr. Stalder continues to serve as the Chairman and a director and Mr. Katz continues to serve as a director. After the Company's management restructuring on October 4, 2001, the Company had five (5) employees and three (3) consultants, four (4) of whom were executive officers and were involved in the management of the Company.

     The officers are assisted by a Scientific Advisory Board made up of prominent experts in the field of transformed plants. Alan Bennett, Ph.D. is the Associate Dean of the College of Agricultural and Environmental Sciences at the University of California, Davis. His research interests include: the molecular biology of tomato fruit development and ripening; the molecular basis of membrane transport; and cell wall disassembly. A. Carl Leopold, Ph.D., and William R. Woodson, Ph.D. were the other members of the Scientific Advisory Board. Dr. Leopold served as Chairman of the Scientific Advisory Board. He is currently a member and a W.H. Crocker

Scientist Emeritus of the Boyce Thompson Institute for Plant Research at Cornell University. Dr. Leopold has held numerous academic appointments and memberships, including staff member of the Science and Technology Policy Office during the Nixon and Ford Administrations, and positions with the National Science Foundation and the National Aeronautics and Space Administration. Dr. Woodson is the Associate Dean of Agriculture and Director of Agricultural Research Programs at Purdue University. He has been a visiting professor at many universities worldwide including the John Innis Institute in England and the Weizmann
Institute of Science in Israel. Dr. Woodson is a world-recognized expert in horticultural science and serves on numerous international and national committees and professional societies. Due to the expanding scope of the Company's research and development program, the Company is recruiting scientists with a broader field of expertise than currently exists on the Scientific Advisory Board. In connection with this recruitment effort, Drs. Leopold and Woodson stepped down from the Scientific Advisory Board on October 31, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

     Overview

     As of September 30, 2001, the Company's cash balance was $38,158, and the Company had a working capital deficit of $786,063. As of September 30, 2001, the Company had a federal tax loss carry-forward of approximately $4,370,000 and a state tax loss carry-forward of approximately $3,640,000 to off-set future taxable income. There can be no assurance, however, that the Company will be able to take advantage of any or all of such tax loss carry-forwards, if at all, in future fiscal years.

     Financing Needs

     To date, the Company has not generated any revenues. The Company has not been profitable since inception, may incur additional operating losses in the future, and will require additional financing to continue the development and subsequent commercialization of its technology. While the Company does not expect to generate significant revenues in the near future, the Company may enter into licensing or other agreements with marketing and distribution partners that may result in license fees, revenues from contract research, or other related revenue.

     The Company expects its capital requirements to increase significantly over the next several years as it commences new research and development efforts, undertakes new product developments, increases marketing and administration infrastructure and embarks on developing in-house business capabilities and facilities. The Company's future liquidity and capital funding requirements will depend on numerous factors, including, but not limited to, the levels and costs of the Company's research and development initiatives and the cost and timing of the expansion of the Company's marketing efforts.

     During the period from July 10, 2001 through November 9, 2001, the Company issued six (6) unsecured promissory notes (the "Notes") payable to certain directors of the Company in the aggregate principal amount of $525,000. The Notes bear interest at an annual rate equal to the prime rate on the date that the Notes were issued (5.50% to 6.75%), and such interest is payable upon maturity of the Notes. The Notes and accrued interest are due on January 15, 2002. All other terms of the Notes are substantially similar.

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

     Pursuant to the New Jersey Technology Tax Credit Transfer Program (the "Program"), the Company has applied to the New Jersey Economic Development
Authority (the "EDA") to sell the Company's June 30, 2000 New Jersey net operating loss tax benefit of approximately $163,000. Although the Company received approval and sold its New Jersey net operating loss tax benefit for the year ended June 30, 1999, there can be no assurance that the Company will be approved to participate in the program for the year ended June 30, 2000, or if approved, that the Company will be able to sell all or part of the June 30, 2000 New Jersey net operating loss tax benefit.

     In October 2001, the Company received $11,076 from the BIRD Foundation for research and development expenses that the Company has incurred in connection with the Joint Venture. The Company anticipates receiving additional funds from the BIRD Grant in the future to assist in funding its Joint Venture.

     On October 4, 2001, the Board of Directors unanimously approved the grant of options to purchase one million one hundred thirty-six thousand (1,136,000) shares of the Company's Common Stock and warrants to purchase one hundred sixty thousand (160,000) shares of the Company's Common Stock. The effective date of these grants covers the period between October 2, 2001 and December 1, 2001. The exercise of these options and warrants would generate some cash flow for the Company, however, it may also have a material adverse effect on the Company's stock price.

     The Company believes it has sufficient cash on hand to support its operating plan through approximately the end of November 2001. However, the Board of Directors has made an oral commitment to fund the Company's operations for a non-specified short-term period. Over the next twelve (12) months, the Company plans to fund its research and development and commercialization activities by raising additional capital through the issuance and sale of equity securities and the consummation of licensing agreements for the Company's technology. The Company is currently in the process of negotiating the issuance and sale of restricted equity securities with certain investors at a discount to the public registration market price with certain rights. However, there can be no assurance that the Company will be able to complete these negotiations, be able to obtain additional financing, or enter into licensing agreements in the near term on terms acceptable to the Company.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 and Three Months Ended September 30, 2000
-------------------------------------------------------------------------------

     The Company is a development stage company. From its inception of operations on July 1, 1998 through September 30, 2001, the Company had no revenues. Operating expenses in each of the three month periods ended September 30, 2001 and September 30, 2000 were comprised of general and administrative expenses, research and development expenses and non-cash advertising, consulting and professional costs. Operating expenses for the three month periods ended September 30, 2001 and September 30, 2000 were $497,722 and $522,572, respectively, a decrease of $24,850, or 4.8%.

     General and administrative expenses in each of the three month periods ended September 30, 2001 and September 30, 2000 consisted primarily of professional salaries and benefits, depreciation and amortization, professional and consulting services, office rent and corporate insurance. General and administrative expenses were $280,719 for the three month period ended September 30, 2001 and $334,434 for the three month period ended September 30, 2000. The decrease during the three month period ended September 30, 2001 of $53,715, or 16.1%, from the corresponding three month period ended September 30, 2000, resulted primarily from decreases in professional fees, investor relations expenses, office rent and corporate insurance which were partially offset by an increase in payroll expenses.

     Research and development expenses in each of the three month periods ended September 30, 2001 and September 30, 2000 consisted primarily of professional salaries and benefits, fees associated with the Research and Development Agreement, direct expenses charged to research and development projects and allocated overhead charged to research and development projects. Research and development expenses for the three month periods ended September 30, 2001 and September 30, 2000 were $63,155 and $117,118, respectively. The decrease during the three month period ended September 30, 2001 of $53,963, or 46.1%, from the corresponding three month period ended September 30, 2000, resulted primarily from a reconciling adjustment for the period from June 1, 2000 through August 31, 2001 in connection with the Research and Development Agreement with the University of Waterloo, a reduction in the amount of consulting fees incurred for Dr. Bennett due to the expiration of his consulting agreement and a reduction in the amount of fees incurred for the Scientific Advisory Board.

     Non-cash charges for options and warrants issued in exchange for services for the three month periods ended September 30, 2001 and September 30, 2000 were $153,848 and $71,020, respectively. Such costs consisted primarily of non-employee stock options and warrants granted as consideration for certain advertising, consulting and professional costs. The increase during the three month period ended September 30, 2001 of $82,828, or 116.6%, from the corresponding three month period ended September 30, 2000, resulted primarily from the issuance of warrants for professional services on September 4, 2001.

Period From Inception on July 1, 1998 through September 30, 2001
----------------------------------------------------------------

     The Company is a development stage company. From inception through September 30, 2001, the Company had no revenues.

     The Company has incurred losses each year since inception and has an accumulated deficit of $5,992,177 at September 30, 2001. The Company expects to continue to incur losses over, approximately, the next two to three years from expenditures on research, product development, marketing and administrative activities.

     The Company does not expect to generate significant revenues for approximately the next two years during which the Company will engage in significant research and development efforts. However, on May 14, 2001, the Company signed a letter of intent with Harris Moran Seed Company to enter into a worldwide exclusive license to commercialize the Company's technology in lettuce, cantaloupe and honeydew melons. The letter of intent provides that the Company would receive $4,000,000 in development payments over a multi-year period. The letter of intent also provides for royalty payments to the Company upon commercial introduction. Consistent with the Company's commercialization strategy, the Company intends to attract other companies interested in strategic partnerships or licensing the Company's technology that may result in license fees, revenues from contract research, and other related revenues. There can be no assurance, however, that the Company's letter of intent with Harris Moran Seed Company will result in an agreement or that the Company will be successful in attracting other companies willing to form strategic partnerships or license its technology. Furthermore, no assurance can be given that the Company's research and development efforts will result in any commercially viable products, or that any licensing or other agreements with marketing and distribution partners will result in revenues sufficient to support the business. Successful future operations will depend on the Company's ability to transform its research and development activities into commercializable technology.

                           PART II. OTHER INFORMATION.
                           ---------------------------


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Affiliates

     On October 4, 2001, the Board of Directors unanimously approved the grant of options and warrants as described below:

     The Company shall grant or has granted the following to Ruedi Stalder, a current director and former executive officer of the Company: (i) effective October 2, 2001, options to purchase seventy-five thousand (75,000) shares of the Company's Common Stock with an exercise price equal to $1.50 per share, with all such options vesting on the date of grant; (ii) options to purchase one hundred fifty thousand (150,000) shares of the Company's Common Stock, effective November 1, 2001, with an exercise price equal to $4.00 per share, with one-third (1/3) of such options vesting on the date of grant, one-third (1/3) of such options vesting on January 15, 2002 and one-third (1/3) of such options vesting on January 15, 2003; (iii) options to purchase sixty-five thousand (65,000) shares of the Company's Common Stock to be granted effective December 1, 2001, with an exercise price equal to the fair market value of the Company's Common Stock on such date, as defined in the Company's 1998 Stock Plan (the "Plan"), with all such options vesting on the date of grant (options shall be granted in lieu of receiving cash compensation for services provided as an officer of the Company during the period from January 1, 2000 through September 30, 2001); and (iv) options to purchase forty thousand (40,000) shares of the Company's Common Stock to be granted effective December 1, 2001, with an exercise price equal to the fair market value of the Company's Common Stock on such date, as defined in the Plan, with one-half (1/2) of such options vesting on the date of grant and one-half (1/2) of such options vesting on December 1, 2002.

     The Company shall grant or has granted the following to Bruce C. Galton, the Company's President and Chief Executive Officer: (i) effective October 5, 2001, pursuant to the Plan, options to purchase an aggregate of one hundred thirty thousand (130,000) shares of the Company's Common Stock with an exercise price equal to $2.10 per share, with one hundred thousand (100,000) of such options vesting on the date of grant and ten thousand (10,000) of such options vesting on each of October 31, 2001, November 30, 2001, and December 31, 2001; and (ii) effective December 1, 2001, options to purchase three hundred thousand (300,000) shares of the Company's Common Stock, with an exercise price equal to the fair market value of the Company's Common Stock on such date, as defined in the Plan, with one-third (1/3) of such options vesting on each of the first, second and third anniversaries of the date of grant.

     The Company shall grant to John E. Thompson, Ph.D., the Executive Vice-President of Research and Development and a director of the Company, effective December 1, 2001, options to purchase eighty thousand (80,000) shares of the Company's Common Stock, with an exercise price equal to 110% of the fair market value of the Company's Common Stock on such date, as defined in the Plan, with one-third (1/3) of such options vesting on the date of grant and one-third (1/3) of such options vesting on each of the first and second anniversaries of the date of grant.

     The Company shall grant to Christopher Forbes, a director of the Company, effective December 1, 2001, options to purchase forty thousand (40,000) shares of the Company's Common Stock, with an exercise price equal to the fair market value of the Company's Common Stock on such date, as defined in the Plan, and with one-half (1/2) of such options vesting on the date of grant and one-half (1/2) of such options vesting on December 1, 2002.

     The Company shall grant to Thomas C. Quick, a director of the Company, effective December 1, 2001, options to purchase forty thousand (40,000) shares of the Company's Common Stock, with an exercise price equal to the fair market value of the Company's Common Stock on such date, as defined in the Plan, and with one-half (1/2) of such options vesting on the date of grant and one-half (1/2) of such options vesting on December 1, 2002.

     The Company shall grant or has granted the following to Steven Katz, a director and former executive officer of the Company: (i) effective October 2, 2001, options to purchase twenty-five thousand (25,000) shares of the Company's Common Stock with an exercise price equal to $1.50 per share, with all such options vesting on the date of grant; (ii) effective November 1, 2001, options to purchase fifty thousand (50,000) shares of the Company's Common Stock, with an exercise price equal to $4.00 per share, with one-third (1/3) of such options vesting on the date of grant, one-third (1/3) of such options vesting on January 15, 2002 and one-third (1/3) of such options vesting on January 15, 2003; and
(iii) options to purchase forty thousand (40,000) shares of the Company's Common Stock to be granted effective December 1, 2001, with an exercise price equal to the fair market value of the Company's Common Stock as defined in the Plan, with one-half (1/2) of such options vesting on the date of grant and one-half (1/2) of such options vesting on December 1, 2002.

     The Company granted to Sascha Fedyszyn, the Vice-President of Corporate Development and Secretary of the Company, effective November 1, 2001, options to purchase ten thousand (10,000) shares of the Company's Common Stock, with an exercise price equal to $2.15, with one-third (1/3) of such options vesting on the date of grant and one-third (1/3) of such options vesting on each of the first and second anniversaries of the date of grant.

     The Company granted to Joel Brooks, the Chief Financial Officer and Treasurer of the Company, effective November 1, 2001, options to purchase fifteen thousand (15,000) shares of the Company's Common Stock, with an exercise price equal to $2.15, with one-third (1/3) of such options vesting on the date of grant and one-third (1/3) of such options vesting on each of the first and second anniversaries of the date of grant.

     Non-Affiliates

     In connection with the hiring of Mr. Galton, the Company's new President and Chief Executive Officer, the Company issued to Christenson, Hutchinson,
McDowell, LLC, an executive management recruiter, a five (5) year warrant, effective September 4, 2001, to purchase twenty thousand (20,000) shares of its Common Stock at an exercise price of $0.01 per share, with such warrant being fully vested on the date of grant.

     The Company granted to a former employee of the Company, effective November 1, 2001, options to purchase one thousand (1,000) shares of the Company's Common Stock, with an exercise price equal to $2.15, with all such options vesting on the date of the grant.

     The Company shall grant to a former director of the Company, effective December 1, 2001, options to purchase forty thousand (40,000) shares of the Company's Common Stock, with an exercise price equal to 110% of the fair market value of the Company's Common Stock as defined in the Plan, and with one-half (1/2) of such options vesting on the date of grant and one-half (1/2) of such options vesting on December 1, 2002.

     The Company granted to a member of the Company's Scientific Advisory Board, effective November 1, 2001, options to purchase ten thousand (10,000) shares of the Company's Common Stock, with an exercise price equal to $2.15, with all such options vesting on the date of the grant.

     The Company granted to each of two (2) former members of the Company's Scientific Advisory Board, effective November 1, 2001, options to purchase an aggregate of twenty-five thousand (25,000) shares of the Company's Common Stock, with an exercise price equal to $2.15, with all such options vesting on the date of the grant.

     For services rendered, including providing the Company with advertising, introductions to strategic alliance partners and, from time to time, use of its office space, entertainment facilities and various other support services, the Company granted to a certain entity, effective as of November 1, 2001, a ten
(10) year warrant to purchase eighty thousand (80,000) shares of the Company's Common Stock, at an exercise price equal to $2.15 per share, the closing price of the Company's Common Stock as quoted on the NASD OTC Bulletin Board on October 31, 2001. The warrant shall vest as follows: one-third (1/3) on the date of grant and one-third (1/3) on each of the first and second anniversaries of the date of grant.

     For investment advisory services rendered, the Company granted to certain individuals, effective as of October 15, 2001, seven (7) year warrants to purchase an aggregate of fifty thousand (50,000) shares of the Company's Common Stock, at an exercise price equal to $1.00 per share. The warrants shall vest as follows: one-third (1/3) on the date of grant and one-third (1/3) on each of the first and second anniversaries of the date of grant.

     For legal services rendered, the Company granted to certain entities, effective as of November 1, 2001, ten (10) year warrants to purchase an aggregate of thirty thousand (30,000) shares of the Company's Common Stock, at an exercise price equal to $2.15 per share, the closing price of the Company's Common Stock as quoted on the NASD OTC Bulletin Board on October 31, 2001. The warrants shall vest as follows: one-third (1/3) on the date of grant and one-third (1/3) on each of the first and second anniversaries of the date of grant.

     No underwriter was employed by the Company in connection with the issuance of the securities described above. The Company believes that the issuance of the foregoing securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering. Each of the recipients acquired the securities for investment purposes only and not with a view to distribution and had adequate information about the Company.

ITEM 5.  OTHER INFORMATION.

     Management Restructuring

     On October 4, 2001, John E. Thompson, Ph.D., the Company's Executive Vice President of Research and Development, was elected to the Board of Directors and Phillip O. Escaravage, the Company's Vice Chairman, resigned as a director.

     On October 4, 2001, Bruce C. Galton was appointed President and Chief Executive Officer of the Company. In connection with Mr. Galton's appointment, Ruedi Stalder resigned as Chief Executive Officer and Steven Katz resigned as President and Chief Operating Officer of the Company. Mr. Stalder continues to serve as the Chairman and a director and Mr. Katz will continue to serve as a director until the end of his term on November 29, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (a)    Exhibits.

         4.1 Warrant Agreement by and between the Company and Christenson, Hutchinson, McDowell, LLC.

  (b)    Reports on Form 8-K.

         None.

                                   SIGNATURES



     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SENESCO TECHNOLOGIES, INC.


DATE:  November 14, 2001                By:  /s/ Bruce C. Galton
                                           -------------------------------------
                                           Bruce C. Galton, President
                                           and Chief Executive Officer
                                           (Principal Executive Officer)



DATE:  November 14, 2001                By:  /s/ Joel Brooks
                                            ------------------------------------
                                            Joel Brooks, Chief Financial Officer
                                            and Treasurer
                                            (Principal Financial and Accounting
                                            Officer)