Form 10QSB
period 2001-12-31
SENESCO TECHNOLOGIES INC
filed 2002-02-14
CIK 1035354

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001
                           Commission File No. 0-22307

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

                 Yes:  X                        No:
                     -----                         -----


     State the number of shares outstanding of each of the Issuer's classes of common stock, as of January 31, 2002:

            Class                               Number of Shares
            -----                               ----------------

Common Stock, $0.01  par value                     10,558,616

     Transitional Small Business Disclosure Format (check one):

                 Yes:                           No:  X
                     -----                         -----

                    SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                    -----------------------------------------

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION.

     Item 1.   Financial Statements.........................................  1

          CONDENSED CONSOLIDATED BALANCE SHEET
          as of December 31, 2001 (unaudited) and June 30, 2001.............  2

          CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
          For the Three Months Ended December 31, 2001 and
          December 31, 2000, For the Six Months Ended December 31,
          2001 and December 31, 2000, and From Inception on
          July 1, 1998 through December 31, 2001 (unaudited)................  3

          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
          (DEFICIENCY)
          From Inception on July 1, 1998 through December 31, 2001
          (unaudited).......................................................  4

          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
          For the Six Months Ended December 31, 2001 and
          December 31, 2000, and From Inception on July 1, 1998
          through December 31, 2001 (unaudited).............................  7

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (unaudited).......................................................  8

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Plan of Operation.............................. 12

          Liquidity and Capital Resources................................... 20

          Results of Operations............................................. 22

PART II.  OTHER INFORMATION.

     Item 2.   Changes in Securities and Use of Proceeds.................... 25

     Item 4.   Stockholder Vote............................................. 29

     Item 5.   Other Information............................................ 30

     Item 6.   Exhibits and Reports on Form 8-K............................. 31

SIGNATURES.................................................................. 32

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

                    SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                    -----------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------

                                                                        December 31,         June 30,
                                                                            2001               2001
                                                                        ------------       -----------
                                                                        (unaudited)
                             ASSETS
                             ------
CURRENT ASSETS:
Cash...............................................................     $  2,816,428       $    14,330
Prepaid expenses and other current assets..........................            9,090            15,554
                                                                        ------------       -----------
    Total Current Assets...........................................        2,825,518            29,884

Property and equipment, net........................................           77,002            78,757
Intangible assets, net.............................................          230,235           157,920
Security deposit...................................................            7,187             7,187
                                                                        ------------       -----------
    TOTAL ASSETS...................................................     $  3,139,942       $   273,748
                                                                        ============       ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
        -------------------------------------------------

CURRENT LIABILITIES:
Accounts payable...................................................     $     25,148       $   168,922
Accrued expenses...................................................          413,606           265,732
                                                                        ------------       -----------
       Total Current Liabilities...................................          438,754           434,654

Grant payable......................................................           56,858            45,807
                                                                        ------------       -----------
    TOTAL LIABILITIES..............................................          495,612           480,461
                                                                        ------------       -----------

STOCKHOLDERS' EQUITY (DEFICIENCY):

Preferred stock, authorized 5,000,000 shares, $0.01 par value,
  no shares issued.................................................               --                --

Common stock, authorized 20,000,000 shares, $0.01 par value,
  9,987,187 shares issued and outstanding..........................           99,872            78,726
Capital in excess of par...........................................        9,210,523         5,469,758
Deficit accumulated during the development stage...................       (6,596,943)       (5,490,902)
Deferred compensation related to issuance of options and warrants..          (69,122)         (264,295)
                                                                        ------------       -----------
  Total Stockholders' Equity (Deficiency)..........................        2,644,330          (206,713)
                                                                        ------------       -----------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIENCY).....................................................     $  3,139,942       $   273,748
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


                                                                                                                 From Inception on
                                          For the Three     For the Three      For the Six       For the Six       July 1, 1998
                                          Months Ended      Months Ended       Months Ended      Months Ended          through
                                          December 31,      December 31,       December 31,      December 31,       December 31,
                                              2001              2000               2001             2000               2001
                                          -------------     -------------     -------------      ------------    -----------------
Revenue................................    $   125,000       $        --       $    125,000      $         --      $    125,000
                                           -----------       -----------       ------------      ------------      ------------

Operating Expenses:
  General and administrative...........        395,409           407,893            676,128           742,327         4,395,049
  Research and development.............         93,821           130,714            156,976           247,832         1,286,361
  Non-cash charges for options and
  warrants issued in exchange for
  services.............................        387,192            40,350            541,040           111,370         1,267,112
                                           -----------       -----------       ------------      ------------      ------------
Total Operating Expenses...............        876,422           578,957          1,374,144         1,101,529         6,948,522
                                           -----------       -----------       ------------      ------------      ------------

Loss From Operations...................       (751,422)         (578,957)        (1,249,144)       (1,101,529)       (6,823,522)


Sale of state income tax loss..........        150,551            60,331            150,551            60,331           210,882
Interest (expense) income, net.........         (3,895)           11,238             (7,448)           27,520            15,697
                                           -----------       -----------       ------------      ------------      ------------
Net Loss...............................    $  (604,766)      $  (507,388)      $ (1,106,041)     $ (1,013,678)     $ (6,596,943)
                                           ===========       ===========       ============      ============      ============

Basic and Diluted Net Loss Per Common
Share..................................    $     (0.07)      $     (0.06)      $      (0.14)     $      (0.13)
                                           ===========       ===========       ============      ============

Basic and Diluted Weighted Average
Number of Common
Shares Outstanding.....................      8,403,231         7,873,292          8,138,262         7,873,292
                                           ===========       ===========       ============      ============


            See Notes to Condensed Consolidated Financial Statements.

                    SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                    -----------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                       CONDENSED CONSOLIDATED STATEMENT OF
                       -----------------------------------
                        STOCKHOLDERS' EQUITY (DEFICIENCY)
                        ---------------------------------
            FROM INCEPTION ON JULY 1, 1998 THROUGH DECEMBER 31, 2001
            --------------------------------------------------------
                                   (unaudited)

                                                                                                        Deferred
                                                                                        Deficit       Compensation
                                                                                      Accumulated    Related to the
                                                                     Capital in       During the       Issuance of
                                                                     Excess of        Development     Options and
                                             Common Stock            Par Value           Stage          Warrants          Total
                                        ----------------------      ------------      -----------    --------------    ----------
                                         Shares        Amount
                                         ------        ------

Common stock outstanding...........     2,000,462     $ 20,005      $   (20,005)               --             --                --

Contribution of capital............            --           --           85,179                --             --       $    85,179

Issuance of common stock in
reverse merger on January 22,
1999 at $0.01 per share............     3,400,000       34,000          (34,000)               --             --                --

Issuance of common stock for
cash on May 21, 1999 at
$2.63437 per share.................       759,194        7,592        1,988,390                --             --         1,995,982

Issuance of common stock for
placement fees on May 21, 1999
at $0.01 per share.................        53,144          531             (531)               --             --                --

Fair market value of options
and warrants granted on
September 7, 1999..................            --           --          252,578                --      $ (72,132)          180,446

Fair market value of warrants
granted on October 1, 1999.........            --           --          171,400                --       (108,600)           62,800

Fair market value of warrants
granted on December 15, 1999.......            --           --          331,106                --             --           331,106

Issuance of common stock for
cash on January 26, 2000 at
$2.867647 per share................        17,436          174           49,826                --             --            50,000

Issuance of common stock for
cash on January 31, 2000 at
$2.87875 per share.................        34,737          347           99,653                --             --           100,000

                                                                                                            (continued)

            See Notes to Condensed Consolidated Financial Statements.

                    SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                    -----------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                       CONDENSED CONSOLIDATED STATEMENT OF
                       -----------------------------------
                        STOCKHOLDERS' EQUITY (DEFICIENCY)
                        ---------------------------------
            FROM INCEPTION ON JULY 1, 1998 THROUGH DECEMBER 31, 2001
            --------------------------------------------------------
                                   (unaudited)

                                                                                                        Deferred
                                                                                        Deficit       Compensation
                                                                                      Accumulated    Related to the
                                                                     Capital in       During the       Issuance of
                                                                     Excess of        Development     Options and
                                             Common Stock            Par Value           Stage          Warrants          Total
                                        ----------------------      ------------      -----------    --------------    ----------
                                         Shares        Amount
                                         ------        ------
Issuance of common stock for
cash on February 4, 2000 at
$2.934582 per share................        85,191          852          249,148                --             --           250,000

Issuance of common stock for
cash on March 15, 2000 at
$2.527875 per share................        51,428          514          129,486                --             --           130,000

Issuance of common stock for
cash on June 22, 2000 for
$1.50 per share....................     1,471,700       14,718        2,192,833                --             --         2,207,551

Commissions, legal and bank fees
associated with issuances for
the year ended June 30, 2000.......            --           --         (260,595)               --             --          (260,595)

Fair market value of warrants
granted on September 4, 2001.......            --           --           41,800                --             --            41,800

Fair market value of warrants
granted on October 2, 2000.........            --           --           80,700                --             --            80,700

Fair market value of warrants
granted on October 15, 2001........            --           --           40,498                --             --            40,498

Fair market value of options and
and warrants granted on
November 1, 2001...................            --           --          138,714                --             --           138,714

Issuance of common stock and
warrants for cash on November
30, 2001 at $1.75 per unit.........     1,142,858       11,429        1,988,571                --             --         2,000,000

Fair market value of options
and warrants granted on
December 1, 2001...................            --           --          131,300                --             --           131,300

                                                                                                            (continued)

            See Notes to Condensed Consolidated Financial Statements.

                    SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                    -----------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                       CONDENSED CONSOLIDATED STATEMENT OF
                       -----------------------------------
                        STOCKHOLDERS' EQUITY (DEFICIENCY)
                        ---------------------------------
            FROM INCEPTION ON JULY 1, 1998 THROUGH DECEMBER 31, 2001
            --------------------------------------------------------
                                   (unaudited)

                                                                                                        Deferred
                                                                                        Deficit       Compensation
                                                                                      Accumulated    Related to the
                                                                     Capital in       During the       Issuance of
                                                                     Excess of        Development     Options and
                                             Common Stock            Par Value           Stage          Warrants          Total
                                        ----------------------      ------------      -----------    --------------    ----------
                                         Shares        Amount
                                         ------        ------
Issuance of common stock and
warrants associated with
bridge loan conversion on
December 3, 2001...................       305,323        3,053          531,263                --             --           534,316

Fair market value of options
granted in lieu of payment of
expenses on December 1, 2001.......            --           --          131,250                --             --           131,250

Issuance of common stock and
warrants for cash on December
26, 2001 at $1.75 per unit.........       665,714        6,657        1,158,343                --             --         1,165,000

Commissions, legal and bank
fees associated with issuances
during the six months ended
December 31, 2001..................            --           --         (414,522)               --             --          (414,522)

Change in fair market value of
options and warrants granted.......            --           --          148,138                --        111,610           259,748

Net loss...........................            --           --               --        (6,596,943)            --        (6,596,943)
                                        ---------     --------      -----------       -----------      ---------       -----------

Balance at December 31, 2001            9,987,187     $ 99,872      $ 9,210,523       $(6,596,943)     $ (69,122)      $ 2,644,330
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

                                                                                          From Inception
                                                        For the Six      For the Six      on July 1, 1998
                                                        Months Ended     Months Ended         through
                                                        December 31,     December 31,       December 31,
                                                            2001             2000               2001
                                                        ------------     ------------     ---------------
Cash flows used in operating activities:
Net loss............................................    $ (1,106,041)    $ (1,013,678)     $ (6,596,943)
Adjustments to reconcile net loss
  to net cash used in operating activities:
Noncash capital contribution........................              --               --            85,179
Issuance of common stock and warrants for interest..           9,316               --             9,316
Issuance of stock options and warrants for services.         541,040          111,370         1,267,112
Depreciation and amortization.......................          11,371           10,812            58,248
(Increase) decrease in operating assets:
Prepaid expense and other current assets............           6,464              966            (9,090)
Security deposit....................................              --               --            (7,187)
Increase (decrease) in operating liabilities:
Accounts payable....................................        (143,774)          52,369            25,148
Accrued expenses....................................         279,124          (47,882)          413,606
                                                        ------------     ------------      ------------
Net cash used in operating activities...............        (402,500)        (886,043)       (4,754,611)
                                                        ------------     ------------      ------------

Cash flows from investing activities:
Patent costs........................................         (72,315)         (47,421)         (240,252)
Purchase of property and equipment..................          (9,616)          (2,163)         (125,233)
                                                        ------------     ------------      ------------
Net cash used in investing activities...............         (81,931)         (49,584)         (365,485)
                                                        ------------     ------------      ------------

Cash flows provided from financing activities:
Proceeds from grant.................................          11,051               --            56,858
Proceeds from issuance of bridge notes..............         525,000               --           525,000
Proceeds from issuance of common stock, net.........       2,750,478               --         7,354,666
                                                        ------------     ------------      ------------
Cash flows provided by financing activities.........       3,286,529               --         7,936,524
                                                        ------------     ------------      ------------

Net increase (decrease) in cash.....................       2,802,098         (935,627)        2,816,428

Cash at beginning of period.........................          14,330        1,555,749                --
                                                        ------------     ------------      ------------

Cash at end of period...............................    $  2,816,428     $    620,122      $  2,816,428
                                                        ============     ============      ============

Supplemental disclosure of cash flow information:
Cash paid during the period for interest............    $         --     $         --      $     22,317
                                                        ============     ============      ============
Non-cash conversion of bridge notes into
common stock........................................    $    534,316     $         --      $    534,316
                                                        ============     ============      ============


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


NOTE 1 - BASIS OF PRESENTATION:

        The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001.

        In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of December 31, 2001 and as of June 30, 2001, the results of its operations for the three month periods ended December 31, 2001 and 2000, the results of its operations and cash flows for the six month periods ended December 31, 2001 and 2000 and for the period from inception on July 1, 1998 through December 31, 2001.

        Interim results are not necessarily indicative of results for the full fiscal year.

        Senesco is a development stage functional genomics company whose mission is to enhance the quality and productivity of fruits, flowers, vegetables and agronomic crops through the control of senescence (aging) in plants. Results to date include longer shelf life of perishable produce, increased seed and biomass yield and greater tolerance to environmental stress.

NOTE 2 - LOSS PER SHARE:

        Net loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding during the period. Since September 7, 1999, the Company has had outstanding options and warrants to purchase its common stock, $0.01 par value per share (the "Common Stock"), however, shares to be issued upon the exercise of options and warrants are not included in the computation of diluted loss per share as the effect is anti-dilutive.

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


NOTE 3 - SIGNIFICANT EVENTS:

        Employment Agreement

        On October 4, 2001, the Company hired Bruce C. Galton as its new President and Chief Executive Officer. In conjunction with Mr. Galton's appointment, the Company entered into a three-year employment agreement with Mr. Galton, effective October 4, 2001. The agreement shall automatically renew for successive one-year terms thereafter, unless written notice of termination is provided at least 120 days prior to the end of the applicable term. The agreement provides Mr. Galton with an annual base salary of $200,000 plus certain benefits, including potential bonuses, equity awards and other perquisites as determined by the Board of Directors. The agreement also provides that Mr. Galton is entitled to a lump sum payment of 1.5 times his base annual salary if his employment with the Company is terminated without cause or with good reason (as defined within the agreement). If Mr. Galton's employment with the Company is terminated pursuant to a change in control (as defined within the agreement), he is entitled to receive the difference between the monies actually received upon termination and 1.5 times his annual base salary.

        Stock Incentive Plan, Option Grants and Additional Warrant Grants

        On October 4, 2001, the Board of Directors of the Company approved an amendment to the Company's 1998 Stock Incentive Plan, as amended (the "Plan"), to increase the maximum number of shares of Common Stock available for issuance under the Plan from 1,000,000 shares to 2,000,000 shares. Stockholder approval for the increase was obtained at the Company's Annual Meeting of Stockholders held on November 29, 2001.

        On October 4, 2001, the Board of Directors unanimously approved and the Company subsequently issued: (i) options under the Plan to purchase an aggregate of 1,116,000 shares of Common Stock with a weighted average exercise price of $2.38 per share; and (ii) warrants to purchase an aggregate of an additional 180,000 shares of Common Stock with a weighted average exercise price of $1.59 per share. The effective dates of the above grants were from October 2, 2001 through December 1, 2001.

        On December 1, 2001, the Company granted, pursuant to the Plan, to Ruedi Stalder, the Company's former Chief Executive Officer, options to purchase 65,000 shares of Common Stock with an exercise price of $2.05 per share. Such options were granted to Mr. Stalder in lieu of receiving cash compensation in the amount of $131,250 for services provided as an officer of the Company during the period from January 1, 2000 through September 30, 2001.

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


        License Agreement

        In November 2001, the Company entered into a worldwide exclusive license with Harris Moran Seed Company (the "License") to commercialize the Company's technology in lettuce and certain melons. In connection with the License, the Company received an initial license fee of $125,000 in November 2001. Upon the completion of certain marketing and development benchmarks set forth in the License, the Company will receive a total of $4,000,000 in development payments over a multi-year period along with royalties upon commercial introduction.

        New Jersey Economic Development Authority

        In November 2001, pursuant to the New Jersey Technology Tax Credit Transfer Program (the "Program"), the Company received approval from the New Jersey Economic Development Authority (the "EDA") to sell the Company's New Jersey net operating loss tax benefit in the amount of $174,325 for the fiscal year ended June 30, 2000. In December 2001, the Company sold its entire New Jersey net operating loss tax benefit and received net proceeds of $150,551. The Company may apply to participate in the Program to sell its New Jersey net operating loss tax benefit in the amount of approximately $151,000 for the fiscal year ended June 30, 2001. An application must be submitted to the EDA by June 30, 2002. However, there can be no assurance that the Company will be approved to participate in the Program for the year ended June 30, 2001 or if approved, that the Company will be able to sell all or part of its New Jersey net operating loss tax benefit.

        Financings

        On November 30, 2001, the Company consummated a private placement (the "Stanford Private Placement") with Stanford Venture Capital Holdings, Inc. ("Stanford"), of 1,142,858 shares of Common Stock and warrants to purchase
1,000,000 shares of Common Stock for the aggregate cash consideration of $2,000,000. Costs associated with the Stanford Private Placement totaled $256,347. The Company did not engage a placement agent for the sale of such securities. Fifty percent (50%) of the warrants were issued with an exercise price equal to $2.00 per share and fifty percent (50%) of the warrants were issued with an exercise price equal to $3.25 per share, with all such warrants vesting on the date of grant. Pursuant to the Securities Purchase Agreement, the purchase price of one unit, which consisted of one share of Common Stock and a warrant to purchase 0.875 shares of Common Stock, was equal to $1.75 per unit. In addition, the Company entered into a Registration Rights Agreement with Stanford. The Registration Rights Agreement provides, among other things, that a shelf registration statement be filed on or before June 30, 2002, as well as piggy-back registration rights for a three-year period from the date of the agreement.

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


        During the period from July 10, 2001 through November 5, 2001, the Company issued six unsecured bridge notes (the "Notes") payable to certain directors of the Company in the aggregate principal amount of $525,000. The Notes had an annual interest rate equal to the prime rate on the date that the Notes were issued (5.50% to 6.75%) and such interest was payable upon maturity of the Notes. The Notes and accrued interest were due on January 15, 2002. On December 3, 2001, the directors converted the Notes and accrued interest in the aggregate amount of $534,316 into 305,323 shares of Common Stock and warrants to purchase 267,158 shares of Common Stock on the same terms and conditions as the Stanford Private Placement.

        Also, in November 2001, the Company initiated a private placement to certain accredited investors (the "Accredited Investor Private Placement") for a minimum aggregate investment of $1,000,000 and a maximum aggregate investment of $3,000,000. The private placement offered units of one share of Common Stock and a warrant to purchase 0.4375 shares of Common Stock at a price equal to $1.75 per unit. Fifty percent (50%) of the warrants were offered with an exercise price equal to $2.00 per share and fifty percent (50%) of the warrants were offered with an exercise price equal to $3.25 per share, with all such warrants vesting on the date of grant. On December 26, 2001, the Company entered into Securities Purchase Agreements for the aggregate amount of 665,714 shares of Common Stock and warrants to purchase 291,250 shares of Common Stock for the aggregate cash consideration of $1,165,000. Costs associated with these transactions totaled $158,175. The Company did not engage a placement agent for the sale of such securities. In addition, the Company entered into Registration Rights Agreements with these purchasers. The Registration Rights Agreements provide for, among other things, piggy-back registration rights for a three-year period from the date of each agreement.

        In connection with the above private placements, on December 26, 2001, the Board of Directors unanimously approved the issuance of warrants to certain entities to purchase an additional 500,000 shares of Common Stock on the same terms and conditions as the warrants issued in the Accredited Investor Private Placement.


NOTE 4 - SUBSEQUENT EVENT:

        In January 2002, the Company consummated another private placement with Stanford for 571,429 shares of Common Stock and warrants to purchase 500,000 shares of Common Stock for the aggregate cash consideration of $1,000,000, on the same terms and conditions as the initial Stanford Private Placement. Costs associated with this transaction approximated $140,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION.

OVERVIEW

        Business of the Company

        The primary business of Senesco Technologies, Inc., a Delaware corporation (the "Company"), and its wholly-owned subsidiary, Senesco, Inc., a New Jersey corporation ("Senesco"), is the research, development and commercial exploitation of a potentially significant platform technology involving the identification and characterization of genes that the Company believes control the aging of plant cells (senescence) and may also control the programmed cell death of mammalian cells (apoptosis). The Company's technology goals for plant applications are to: (i) extend the shelf-life of perishable plant products;
(ii) produce larger and more leafy crops; (iii) increase crop production (yield) in horticultural and agronomic crops; and (iv) reduce the harmful effects of environmental stress.

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

        The Company's technology is novel in that its research and development focuses on the discovery and development of new gene technologies, which are designed to confer positive traits on fruits, flowers, vegetables, forestry species and agronomic crops. To date, the Company has isolated and characterized the senescence-induced lipase gene, deoxyhypusine synthase ("DHS") gene and Factor 5A gene in certain species of plants. The Company's goal is to inhibit the expression of (or silence) these genes to delay senescence, which will in turn extend shelf-life, increase biomass, increase yield and increase resistance to environmental stress, thereby demonstrating "proof of concept" in each category of crop. In addition to the Harris Moran License Agreement (as defined below), the Company plans to license this technology to additional strategic partners and/or enter into joint ventures.

        The Company is currently working with lettuce, melon, tomato, canola, Arabidopsis (a model plant which produces oil in a manner similar to canola) and banana plants, and has obtained "proof of concept" for the lipase and DHS genes in several of these plants. Near-term research and development initiatives include: (i) silencing the Factor 5A gene in these six types of plants; and (ii) further propagation of transformed plants with the Company's silenced genes. Additionally, the Company has isolated the DHS and Factor 5A genes in mammalian tissue. The Company has also completed its research and development initiative in carnation flower, which yielded a one hundred percent (100%) increase in shelf-life through the inhibition of the DHS reaction.

        Subsequent initiatives include: (i) expanding the lipase, DHS and Factor 5A gene technology into a variety of other commercially viable agricultural crops such as lettuce and melon; (ii) developing transformed plants that possess new beneficial traits such as increased tolerance to disease and environmental stress; and (iii) assessing the function of the DHS and Factor 5A genes in mammalian tissue through the accumulation of additional experimental data. The Company's strategy focuses on various plants to allow flexibility that will accommodate different plant reproduction strategies among the various sectors of the broad agricultural and horticultural markets. There can be no assurance, however, that the Company's research and development efforts will be successful, or if successful, that the Company will be able to commercially exploit its technology.

        The Company's research and development is performed by third party researchers at the direction of the Company pursuant to various research and license agreements. The primary research and development effort takes place at the University of Waterloo in Ontario, Canada, where the technology was developed. Additional research and development is performed in connection with the Harris Moran License Agreement as well as through the Company's Joint Venture (as defined below) with Rahan Meristem Ltd. in Israel.

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

        In November 2001, the Company entered into a worldwide exclusive license with Harris Moran Seed Company (the "Harris Moran License Agreement" or "License") to commercialize the Company's technology in lettuce and certain melons. In connection with the License, the Company received an initial license fee of $125,000 in November 2001. Upon the completion of certain marketing and development benchmarks set forth in the License, the Company will receive a total of $4,000,000 in development payments over a multi-year period along with royalties upon commercial introduction.

        Agricultural Marketing

        Based upon the Company's multi-faceted commercialization strategy, it anticipates that there may be a significant period of time before plants enhanced using its technology reach consumers. Thus, the Company has not begun to actively market its technology directly to consumers, but rather, it has sought to establish itself within the industry through its advertising program in trade journals, newspapers, a national magazine, as well as through direct communication with prospective licensees.

        Joint Venture

        On May 14, 1999, the Company entered into a joint venture agreement with Rahan Meristem Ltd., an Israeli company ("Rahan"), engaged in the worldwide export marketing of banana germ-plasma (the "Joint Venture"). Rahan accounts for approximately ten percent (10%) of the worldwide export of banana seedlings. The Company has contributed, by way of a limited, exclusive, world-wide license to the Joint Venture, access to its technology, discoveries, inventions and know-how (patentable or otherwise), pertaining to plant genes and their cognate expressed proteins that are induced during senescence (plant aging) for the purpose of developing, on a joint basis, genetically enhanced banana plants which will result in a "longer shelf-life" banana. Rahan has contributed its technology, inventions and know-how with respect to banana plants. The Joint Venture is equally owned by each of the parties. There can be no assurance, however, that the Joint Venture will be successful, or if successful, that the Company will be able to commercially exploit its technology.

        The Joint Venture applied for and received a conditional grant that totals approximately $340,000, which constitutes fifty percent (50%) of the Joint Venture's research and development budget over a four year period, from the Israel - U.S. Binational Research and Development (the "BIRD") Foundation (the "BIRD Grant"). Such grant, along with certain royalty payments, shall only be repaid to the BIRD Foundation upon the commercial success of the Joint Venture's technology. The commercial success is measured based upon certain benchmarks and/or milestones achieved by the Joint Venture. These benchmarks are reported periodically to the BIRD Foundation by the Joint Venture. As of December 31, 2001, Senesco has directly received a total of $56,858, $11,051 of which was received during the current quarter, from the BIRD Foundation for research and development expenses the Company has incurred which are associated with the research and development efforts of the Joint Venture. The Company expects to receive additional installments of the BIRD Grant as its expenditures associated with the Joint Venture increase above certain levels. As of December 31, 2001, the Company's portion of the Joint Venture's aggregate expenses totaled approximately $182,000, $11,500 of which was incurred during the current quarter.

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

        Consistent with the Company's commercialization strategy, it intends to attract other companies interested in strategic partnerships or licensing its technology. The Harris Moran License Agreement and the Joint Venture with Rahan are steps toward the execution of its strategy. The Company also plans to enter into joint ventures with companies having well-established channels of distribution and, in such cases, the Company will have more direct control over commercialization activities. However, there can be no assurance that the Company will be able to successfully implement its commercialization strategy.


INTELLECTUAL PROPERTY

        Research and Development

        The inventor of the Company's technology, John E. Thompson, Ph.D., is the Associate Vice President, Research and former Dean of Science at the University of Waterloo in Ontario, Canada, and is the Executive Vice President of Research and Development of the Company. Dr. Thompson is also a director and stockholder of the Company and owns 5.7% of the outstanding shares of the Company's common stock, $0.01 par value (the "Common Stock") as of December 31, 2001. Senesco entered into a three-year research and development agreement, dated as of September 1, 1998 (the "Research and Development Agreement"), with the University of Waterloo and Dr. Thompson as the principal inventor. The Research and Development Agreement provides that the University of Waterloo will perform research and development under the direction of Senesco, and Senesco will pay for the cost of this work and make certain payments totaling approximately CDN $1,250,000 (as specified therein), which represented approximately US $835,000 on December 31, 2001. In return for these payments, the Company has all rights to the intellectual property derived from the research. Effective September 1, 2001, the Company extended the Research and Development Agreement for an additional one-year period in the amount of CDN $433,700. As of December 31, 2001, such amount represented approximately US
$272,000. During the three month periods ended December 31, 2001 and December 31, 2000, the Company has spent approximately $67,022 and $89,948, respectively, in connection with the Research and Development Agreement. During the six month periods ended December 31, 2001 and December 31, 2000, the Company has spent approximately $114,160 and $167,743, respectively, in connection with the Research and Development Agreement.

        Effective May 1, 1999, the Company entered into a consulting agreement for research and development with Dr. Thompson. On July 1, 2001, the Company and Dr. Thompson renewed the consulting agreement for an additional three-year term as provided for under the terms and conditions of the agreement. This agreement provides for monthly payments of $3,000 to Dr. Thompson through June 2004. The agreement shall automatically renew for an additional three-year term, unless either of the parties provides the other with written notice within six months of the end of the term.

        The Company's future research and development program focuses on the discovery and development of new gene technologies which aim to extend shelf-life and to confer other positive traits on fruits, flowers, vegetables and agronomic row crops and on the commencement of additional mammalian cell research. Over the next twelve months, the Company plans the following research and development initiatives: (i) the development of transformed plants that possess new beneficial traits, such as protection against drought and disease, with emphasis on lettuce, melon, corn, forestry products and the other species noted in (ii) through (v); (ii) the development of enhanced banana plants through the Joint Venture with Rahan; (iii) the development of enhanced lettuce and melon plants through the Harris Moran License Agreement; (iv) the isolation of new genes in the Arabidopsis, tomato, lettuce, soybean, rape seed (canola) and melon plants, among others, at the University of Waterloo; and (v) assessing the function of the DHS and Factor 5A genes in mammalian tissue. The Company may further expand its research and development initiative beyond the initiatives listed above.

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

        The Company has broadened the scope of its intellectual property protection by utilizing the Patent Cooperation Treaty ("PCT") to facilitate international filing and prosecution of the Patent Applications. The First Patent Application was published through the PCT in August 2000, and then between August 2001 and October 2001 was filed in Australia, Canada, China, Japan, Korea, New Zealand and Europe through the European Patent Office, which has twenty member states. Israel is the last remaining country in which the Company opted to file that has yet to issue a filing date. The Second Patent Application was published by the PCT in January 2001.

        The Company is in the process of drafting various patent applications for new aspects of the Company's senescence technology. The Company has filed several new Continuations in Part ("CIPs") on both the First Patent Application and the Second Patent Application to ensure, on an ongoing basis, that its intellectual property pertaining to new technological developments is appropriately protected.

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

        The Company's competitors in the field of delaying plant senescence are companies that develop and produce transformed plants in which ethylene biosynthesis has been silenced. Such companies include, among others: Paradigm Genetics; Aventis Crop Science; Mendel Biotechnology; Bionova Holding Corporation; Renessen LLC; Exelixis Plant Sciences, Inc.; and Eden Bioscience.

        The Company believes that its proprietary technology is unique and, therefore, places it at a competitive advantage in the industry. However, there can be no assurance that the Company's competitors will not develop a similar product with properties superior to its own or at greater cost-effectiveness.

        Government Regulation

        At present, the U.S. federal government regulation of biotechnology is divided among three agencies: (i) the U.S. Department of Agriculture regulates the import, field-testing and interstate movement of specific types of genetic engineering that may be used in the creation of transformed plants; (ii) the Environmental Protection Agency regulates activity related to the invention of plant pesticides and herbicides, which may include certain kinds of transformed plants; and (iii) the Food and Drug Administration (the "FDA") regulates foods derived from new plant varieties. The FDA requires that transformed plants meet the same standards for safety that are required for all other plants and foods in general. Except in the case of additives that significantly alter a food's structure, the FDA does not require any additional standards or specific approval for genetically engineered foods but expects transformed plant developers to consult the FDA before introducing a new food into the market place.

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

        Employees

        In addition to the scientists performing funded research for the Company at the University of Waterloo, as of December 31, 2001, the Company had five employees and one consultant, four of whom were executive officers and were involved in the management of the Company.

        The officers are assisted by a Scientific Advisory Board that consisted consisted of three prominent experts in the field of transformed plants. Alan Bennett, Ph.D., is the Executive Director of the Office of Technology Transfer at the University of California. His research interests include: the molecular biology of tomato fruit development and ripening; the molecular basis of membrane transport; and cell wall disassembly. A. Carl Leopold, Ph.D., and William R. Woodson, Ph.D. were the other members of the Scientific Advisory Board. The Company is recruiting scientists with a broader field of expertise than had previously existed on the Scientific Advisory Board. In connection with this recruitment effort, Drs. Leopold and Woodson stepped down from the Scientific Advisory Board on October 31, 2001. Dr. Bennett continues to serve as Chairman of the Scientific Advisory Board.

        In connection with the expanding scope of the Company's research and development program, Charles A. Dinarello, M.D. joined the Scientific Advisory Board in February 2002. Dr. Dinarello is a Professor of Medicine at the University of Colorado School of Medicine, a member of the U.S. National Academy of Sciences and the author of over 500 published research articles. In addition to his active academic research career, Dr. Dinarello has held advisory positions with two branches of the National Institutes of Health and positions on the Board of Governors of both the Weizmann Institute and Ben Gurion University.

        In addition to his service on the Scientific Advisory Board, the Company utilizes Dr. Bennett as a consultant experienced in plant transformation. Effective November 1, 2001, the Company entered into a one-year consulting agreement with Dr. Bennett, which provides for monthly payments of $2,400 to Dr. Bennett through October 31, 2002.

        Furthermore, pursuant to the Research and Development Agreement, the majority of the Company's research and development activities are conducted at the University of Waterloo under the supervision of Dr. Thompson. The Company utilizes the University's substantial research staff including graduate and post-graduate researchers.

        The Company may hire additional employees over the next twelve months to meet needs created by possible expansion of its marketing activities and product development.

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

LIQUIDITY AND CAPITAL RESOURCES

        Overview

        As of December 31, 2001, the Company's cash balance was $2,816,428, and the Company had working capital of $2,386,764. As of December 31, 2001, the Company had a federal tax loss carry-forward of approximately $4,965,000 and a state tax loss carry-forward of approximately $2,525,000 to offset future taxable income. There can be no assurance, however, that the Company will be able to take advantage of any or all of such tax loss carry-forwards, if at all, in future fiscal years.

        Financing Needs

        To date, the Company has not generated any significant revenues. The Company has not been profitable since inception, will incur additional operating losses in the future, and may require additional financing to continue the development and subsequent commercialization of its technology. While the Company does not expect to generate significant revenues in the near future, the Company may enter into additional licensing or other agreements with marketing and distribution partners that may result in license fees, revenues from contract research, or other related revenue.

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

        BIRD Grant

        In October 2001, the Company received $11,051 from the BIRD Foundation for research and development expenses that the Company has incurred in connection with the Joint Venture. The Company anticipates receiving additional funds from the BIRD Grant in the future to assist in funding its Joint Venture.

        License Agreement

        In November 2001, the Company entered into a worldwide exclusive licensing agreement with Harris Moran Seed Company to commercialize the Company's technology in lettuce and certain melons. In connection with the License, the Company received an initial license fee of $125,000 in November 2001. Upon the completion of certain marketing and development benchmarks as set forth in the License, the Company will receive a total of $4,000,000 in development payments over a multi-year period along with royalties upon commercial introduction.

        New Jersey Economic Development Authority

        In November 2001, pursuant to the New Jersey Technology Tax Credit Transfer Program (the "Program"), the Company received approval from the New Jersey Economic Development Authority (the "EDA") to sell the Company's New Jersey net operating loss tax benefit in the amount of $174,325 for the fiscal year ended June 30, 2000. In December 2001, the Company sold its entire New Jersey net operating loss tax benefit and received net proceeds of $150,551. The Company may apply to participate in the Program to sell its New Jersey net operating loss tax benefit in the amount of approximately $151,000 for the fiscal year ended June 30, 2001. An application must be submitted to the EDA by June 30, 2002. However, there can be no assurance that the Company will be approved to participate in the Program for the year ended June 30, 2001 or if approved, that the Company will be able to sell all or part of its New Jersey net operating loss tax benefit.

        Financings

        On November 30, 2001, the Company consummated a private placement (the "Stanford Private Placement") with Stanford Venture Capital Holdings, Inc. ("Stanford"), of 1,142,858 shares of Common Stock and warrants to purchase
1,000,000 shares of Common Stock for the aggregate cash consideration of $2,000,000. Costs associated with the Stanford Private Placement totaled $256,347. Pursuant to the Securities Purchase Agreement, the purchase price of one unit, which consisted of one share of Common Stock and a warrant to purchase
0.875 shares of Common Stock, was equal to $1.75 per unit.

        On December 1, 2001, the Company granted, pursuant to the Plan, to Ruedi Stalder, the Company's former Chief Executive Officer, options to purchase 65,000 shares of Common Stock with an exercise price of $2.05 per share. Such options were granted to Mr. Stalder in lieu of receiving cash compensation in the amount of $131,250 for services provided as an officer of the Company during the period from January 1, 2000 through September 30, 2001.

        During the period from July 10, 2001 through November 5, 2001, the Company issued six unsecured bridge notes (the "Notes") payable to certain directors of the Company in the aggregate principal amount of $525,000. The Notes had an annual interest rate equal to the prime rate on the date that the Notes were issued (5.50% to 6.75%) and such interest was payable upon maturity of the Notes. The Notes and accrued interest were due on January 15, 2002. On December 3, 2001, the directors converted the Notes and accrued interest in the aggregate amount of $534,316 into 305,323 shares of Common Stock and warrants to purchase 267,158 shares of Common Stock on the same terms and conditions as the Stanford Private Placement.

        Also, in November 2001, the Company initiated a private placement (the "Accredited Investor Private Placement") to certain accredited investors for a minimum aggregate investment of $1,000,000 and a maximum aggregate investment of $3,000,000. The private placement offered units of one share of Common Stock and a warrant to purchase 0.4375 shares of Common Stock at a price equal to $1.75 per unit. On December 26, 2001, the Company entered into Securities Purchase Agreements for the aggregate amount of 665,714 shares of Common Stock and warrants to purchase 291,250 shares of Common Stock for the aggregate cash consideration of $1,165,000. Costs associated with these transactions totaled $158,175.

        In January 2002, the Company consummated another private placement with Stanford for 571,429 shares of Common Stock and warrants to purchase 500,000 shares of Common Stock for the aggregate cash consideration of $1,000,000, on the same terms and conditions as the initial Stanford Private Placement. Costs associated with this transaction approximated $140,000. Pursuant to the Securities Purchase Agreement, the purchase price of one unit, which consisted of one share of Common Stock and a warrant to purchase 0.875 shares of Common Stock, was equal to $1.75 per unit.

        The Company believes it has sufficient cash on hand to support its operating plan for at least the next twelve months. To enable the Company to fund its research and development and commercialization efforts, during November 2001 through January 2002, the Company issued an aggregate of 2,380,000 shares of Common Stock and warrants to purchase 1,791,250 of Common Stock for aggregate gross proceeds in the amount of $4,165,000, through several private placements. Additionally, Notes in the aggregate amount of $534,316, payable to certain directors of the Company, were converted into 305,323 shares of Common Stock and warrants to purchase 267,158 shares of Common Stock.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2001 and Three Months Ended December 31, 2000
-----------------------------------------------------------------------------

        The Company is a development stage company. From its inception of operations on July 1, 1998 through September 30, 2001, the Company had no revenues. For the three months ended December 31, 2001, the Company had total revenue of $125,000. Revenue for the three month period ended December 31, 2001 consisted of the initial license fee in connection with the Harris Moran License Agreement.

        Operating expenses in each of the three month periods ended December 31, 2001 and December 31, 2000 were comprised of general and administrative expenses, research and development expenses and non-cash advertising, consulting and professional costs. Operating expenses for the three month periods ended December 31, 2001 and December 31, 2000 were $876,422 and $578,957, respectively, an increase of $297,465, or 51.4%.

        General and administrative expenses in each of the three month periods ended December 31, 2001 and December 31, 2000 consisted primarily of professional salaries and benefits, professional and consulting services, recruiting fees, office rent and investor relations expenses. General and administrative expenses for the three month periods ended December 31, 2001 and December 31, 2000 were $395,409 and $407,893, respectively. The decrease during the three month period ended December 31, 2001 of $12,484, or 3.1%, from the corresponding three month period ended December 31, 2000, resulted primarily from decreases in consulting fees, payroll, accounting fees and office rent, which were partially offset by increases in legal fees, recruiting fees and investor relations expenses.

        Research and development expenses in each of the three month periods ended December 31, 2001 and December 31, 2000 consisted primarily of professional salaries and benefits, fees associated with the Research and Development Agreement, direct expenses charged to research and development projects and allocated overhead charged to research and development projects.

Research and development expenses for the three month periods ended December 31, 2001 and December 31, 2000 were $93,821 and $130,714, respectively. The decrease during the three month period ended December 31, 2001 of $36,893, or 28.2%, from the corresponding three month period ended December 31, 2000, resulted primarily from a reconciling adjustment for the period from June 1, 2000 through August 31, 2001 in connection with the Research and Development Agreement with the University of Waterloo, a reduction in the amount of research fees paid in connection with the carnation project, which was completed during the year ended June 30, 2001, and a reduction in the amount of fees incurred for the Scientific Advisory Board.

        Non-cash charges for options and warrants issued in exchange for services for the three month periods ended December 31, 2001 and December 31, 2000 were $387,192 and $40,350, respectively. Such costs consisted primarily of non-employee stock options and warrants granted as consideration for certain advertising, consulting and professional services. The increase during the three month period ended December 31, 2001 of $346,842, or 859.6%, from the corresponding three month period ended December 31, 2000, resulted primarily from the issuance of options and warrants and the vesting of previously issued options and warrants for advertising, consulting and professional services from October 1, 2001 through December 31, 2001.

Six Months Ended December 31, 2001 and Six Months Ended December 31, 2000
-------------------------------------------------------------------------

        The Company is a development stage company. From its inception of operations on July 1, 1998 through September 30, 2001, the Company had no revenues. For the six months ended December 31, 2001, the Company had total revenue of $125,000. Revenue for the six month period ended December 31, 2001 consisted of the initial license fee in connection with the Harris Moran License Agreement.

        Operating expenses in each of the six month periods ended December 31, 2001 and December 31, 2000 were comprised of general and administrative expenses, research and development expenses and non-cash advertising, consulting and professional costs. Operating expenses for the six month periods ended December 31, 2001 and December 31, 2000 were $1,374,144 and $1,101,529, respectively, an increase of $272,615, or 24.7%.

        General and administrative expenses in each of the six month periods ended December 31, 2001 and December 31, 2000 consisted primarily of professional salaries and benefits, professional and consulting services, recruiting fees, office rent and investor relations expenses. General and administrative expenses for the six month periods ended December 31, 2001 and December 31, 2000 were $676,128 and $742,327, respectively. The decrease during the six month period ended December 31, 2001 of $66,199, or 8.9%, from the corresponding six month period ended December 31, 2000, resulted primarily from decreases in consulting fees, accounting fees and office rent, which were partially offset by an increase in legal and recruiting fees.

        Research and development expenses in each of the six month periods ended December 31, 2001 and December 31, 2000 consisted primarily of professional salaries and benefits, fees associated with the Research and Development Agreement, direct expenses charged to research and development projects and allocated overhead charged to research and development projects. Research and development expenses for the six month periods ended December 31, 2001 and

December 31, 2000 were $156,976 and $247,832, respectively. The decrease during the six month period ended December 31, 2001 of $90,856, or 36.7%, from the corresponding six month period ended December 31, 2000, resulted primarily from a reconciling adjustment for the period from June 1, 2000 through August 31, 2001 in connection with the Research and Development Agreement with the University of Waterloo, a reduction in the amount of research fees paid in connection with the carnation project, which was completed during the year ended June 30, 2001, and a reduction in the amount of fees incurred for the Scientific Advisory Board.

        Non-cash charges for options and warrants issued in exchange for services for the six month periods ended December 31, 2001 and December 31, 2000 were $541,040 and $111,370, respectively. Such costs consisted primarily of non-employee stock options and warrants granted as consideration for certain advertising, consulting and professional services. The increase during the six month period ended December 31, 2001 of $429,670, or 385.8%, from the corresponding six month period ended December 31, 2000, resulted primarily from the issuance of options and warrants and the vesting of previously issued options and warrants for advertising, consulting and professional services from July 1, 2001 through December 31, 2001.

Period From Inception on July 1, 1998 through December 31, 2001
---------------------------------------------------------------

        The Company is a development stage company. From its inception of operations on July 1, 1998 through September 30, 2001, the Company had no revenues. For the quarter ended December 31, 2001, the Company had revenue of $125,000, which consisted of the initial license fee in connection with the Harris Moran License Agreement.

        The Company has incurred losses each year since inception and has an accumulated deficit of $6,596,943 at December 31, 2001. The Company expects to continue to incur losses over, approximately, the next two to three years from expenditures on research, product development, marketing and administrative activities.

        The Company does not expect to generate significant revenues in the near future, during which time the Company will engage in significant research and development efforts. In November 2001, the Company entered into the Harris Moran License Agreement to commercialize the Company's technology in lettuce and various melons. The License provides that, upon completion of certain marketing and development benchmarks, the Company will receive a total of $4,000,000 in development payments over a multi-year period along with royalty payments to the Company upon commercial introduction. Consistent with the Company's commercialization strategy, the Company intends to attract other companies interested in strategic partnerships or licensing the Company's technology that may result in license fees, revenues from contract research and other related revenues. There can be no assurance, however, that the Company will be successful in attracting other companies willing to form strategic partnerships or license its technology. Furthermore, no assurance can be given that the Company's research and development efforts will result in any commercially viable products, or that any licensing or other agreements with marketing and distribution partners will result in revenues sufficient to support the business. Successful future operations will depend on the Company's ability to transform its research and development activities into commercializable technology.

                           PART II. OTHER INFORMATION.
                           ---------------------------


ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

        Option Grants to Affiliates

        On October 4, 2001, the Board of Directors unanimously approved and subsequently issued options and warrants as described below:

        The Company granted, pursuant to the Company's 1998 Stock Incentive Plan, as amended (the "Plan"), the following to Ruedi Stalder, a current director and former executive officer of the Company: (i) effective October 2, 2001, options to purchase 75,000 shares of Common Stock with an exercise price equal to $1.50 per share, with all such options vesting on the date of grant;
(ii) effective November 1, 2001, options to purchase 150,000 shares of Common Stock with an exercise price equal to $4.00 per share, with one-third of such options vesting on the date of grant, one-third of such options vesting on January 15, 2002 and one-third of such options vesting on January 15, 2003;
(iii) effective December 1, 2001, options to purchase 65,000 shares of Common Stock with an exercise price equal to $2.05 per share, with all such options vesting on the date of grant (options granted in lieu of receiving cash compensation for services provided as an officer of the Company during the period from January 1, 2000 through September 30, 2001); and (iv) effective December 1, 2001, options to purchase 40,000 shares of Common Stock with an exercise price equal to $2.05 per share, with one-half of such options vesting on the date of grant and one-half of such options vesting on December 1, 2002.

        The Company granted, pursuant to the Plan, the following to Bruce C. Galton, the President and Chief Executive Officer and a director of the Company:
(i) effective October 5, 2001, options to purchase an aggregate of 130,000 shares of Common Stock with an exercise price equal to $2.10 per share, with 100,000 of such options vesting on the date of grant and 10,000 of such options vesting on each of October 31, 2001, November 30, 2001, and December 31, 2001 (30,000 of such options were granted in lieu of receiving cash compensation for services provided as an officer of the Company during the period from October 4, 2001 through December 31, 2001); and (ii) effective December 1, 2001, options to purchase 300,000 shares of Common Stock, with an exercise price equal to $2.05 per share, with one-third of such options vesting on each of the first, second and third anniversaries of the date of grant.

        The Company granted, pursuant to the Plan, to John E. Thompson, Ph.D., the Executive Vice President of Research and Development and a director of the Company, effective December 1, 2001, options to purchase 80,000 shares of Common Stock with an exercise price equal to $2.05 per share, with one-third of such options vesting on the date of grant and one-third of such options vesting on each of the first and second anniversaries of the date of grant.

        The Company granted, pursuant to the Plan, to Christopher Forbes, a director of the Company, effective December 1, 2001, options to purchase 40,000 shares of Common Stock with an exercise price equal to $2.05 per share, with one-half of such options vesting on the date of grant and one-half of such options vesting on December 1, 2002.

        The Company granted, pursuant to the Plan, to Thomas C. Quick, a director of the Company, effective December 1, 2001, options to purchase 40,000 shares of Common Stock with an exercise price equal to $2.05 per share, with one-half of such options vesting on the date of grant and one-half of such options vesting on December 1, 2002.

        The Company granted, pursuant to the Plan, the following to Steven Katz, a former director and former executive officer of the Company: (i) effective
October 2, 2001, options to purchase 25,000 shares of Common Stock with an exercise price equal to $1.50 per share, with all such options vesting on the date of grant; (ii) effective November 1, 2001, options to purchase 50,000 shares of Common Stock with an exercise price equal to $4.00 per share, with one-third of such options vesting on the date of grant, one-third of such options vesting on January 15, 2002 and one-third of such options vesting on January 15, 2003; (iii) effective December 1, 2001, options to purchase 40,000 shares of Common Stock with an exercise price equal to $2.05 per share, with one-half of such options vesting on the date of grant and one-half of such options vesting on December 1, 2002; and (iv) for services rendered in connection with the Harris Moran License Agreement, effective December 1, 2001, options to purchase 25,000 shares of Common Stock with an exercise price equal to $2.05 per share, with all such options vesting on the date of grant.

        The Company granted, pursuant to the Plan, to Sascha Fedyszyn, the Vice President of Corporate Development and Secretary of the Company, effective November 1, 2001, options to purchase 10,000 shares of Common Stock with an exercise price equal to $2.15 per share, with one-third of such options vesting on the date of grant and one-third of such options vesting on each of the first and second anniversaries of the date of grant.

        The Company granted, pursuant to the Plan, to Joel Brooks, the Chief Financial Officer and Treasurer of the Company, effective November 1, 2001, options to purchase 15,000 shares of Common Stock with an exercise price equal to $2.15 per share, with one-third of such options vesting on the date of grant and one-third of such options vesting on each of the first and second anniversaries of the date of grant.

        The Company granted, pursuant to the Plan, to Phillip Escaravage, the Vice Chairman and a former director of the Company, effective December 1, 2001, options to purchase 40,000 shares of Common Stock with an exercise price equal to $2.26 per share, with one-half of such options vesting on the date of grant and one-half of such options vesting on December 1, 2002.

        Warrant and Option Grants to Non-Affiliates

        In connection with the hiring of Mr. Galton, the Company's new President and Chief Executive Officer, the Company issued to Christenson, Hutchinson, McDowell, LLC, an executive management recruiter, a five-year warrant, effective September 4, 2001, to purchase 20,000 shares of Common Stock with an exercise price of $0.01 per share, with such warrant being fully vested on the date of grant.

        The Company granted, pursuant to the Plan, to a former employee of the Company, effective November 1, 2001, options to purchase 1,000 shares of Common Stock with an exercise price equal to $2.15 per share, with all such options vesting on the date of the grant.

        The Company granted, pursuant to the Plan, the following to a member of the Company's Scientific Advisory Board: (i) for services rendered as a member of the Company's Scientific Advisory Board, effective November 1, 2001, options to purchase 10,000 shares of Common Stock with an exercise price equal to $2.15 per share, with all such options vesting on the date of the grant; and (ii) for services rendered in connection with the Harris Moran License Agreement, effective December 1, 2001, options to purchase 20,000 shares of Common Stock with an exercise price equal to $2.05 per share, with all such options vesting on the date of grant.

        The Company granted, pursuant to the Plan, to each of two former members of the Company's Scientific Advisory Board, for services rendered as a member of the Company's Scientific Advisory Board, effective November 1, 2001, options to purchase an aggregate of 25,000 shares of Common Stock with an exercise price equal to $2.15 per share, with all such options vesting on the date of the grant.

        For services rendered, including providing the Company with advertising, introductions to strategic alliance partners and, from time to time, use of its office space, entertainment facilities and various other support services, the Company granted to a certain entity, effective November 1, 2001, a ten-year warrant to purchase 80,000 shares of Common Stock with an exercise price equal to $2.15 per share. The warrant vests as follows: one-third on the date of grant and one-third on each of the first and second anniversaries of the date of grant.

        For investment advisory services rendered, the Company granted to certain individuals, effective October 15, 2001, seven-year warrants to purchase an aggregate of 50,000 shares of Common Stock with an exercise price equal to $1.00 per share. The warrants vest as follows: one-third on the date of grant and one-third on each of the first and second anniversaries of the date of grant.

        For legal services rendered, the Company granted to certain entities, effective November 1, 2001, ten-year warrants to purchase an aggregate of 30,000 shares of Common Stock with an exercise price equal to $2.15 per share. The warrants vest as follows: one-third on the date of grant and one-third on each of the first and second anniversaries of the date of grant.

        In connection with the private placements, the Company will grant to certain entities five-year warrants to purchase an aggregate of 500,000 shares of Common Stock on the same terms and conditions as the Accredited Investor Private Placement.

        Financings

        On November 30, 2001, the Company consummated the Stanford Private Placement, of 1,142,858 shares of Common Stock and warrants to purchase 1,000,000 shares of Common Stock for the aggregate cash consideration of $2,000,000. Costs associated with the Stanford Private Placement totaled $256,347. The Company did not engage a placement agent for the sale of such securities. Fifty percent (50%) of the warrants were issued with an exercise price equal to $2.00 per share and fifty percent (50%) of the warrants were issued with an exercise price equal to $3.25 per share, with all such warrants vesting on the date of grant. Pursuant to the Securities Purchase Agreement, the purchase price of one unit, which consisted of one share of Common Stock and a warrant to purchase 0.875 shares of Common Stock, was equal to $1.75 per unit. In addition, the Company entered into a Registration Rights Agreement with Stanford.

The Registration Rights Agreement provides, among other things, that a shelf registration statement be filed on or before June 30, 2002, as well as piggy-back registration rights for a three-year period from the date of the agreement.

        During the period from July 10, 2001 through November 5, 2001, the Company issued Notes payable to certain directors of the Company in the aggregate principal amount of $525,000. The Notes had an annual interest rate equal to the prime rate on the date that the Notes were issued (5.50% to 6.75%) and such interest was payable upon maturity of the Notes. The Notes and accrued interest were due on January 15, 2002. On December 3, 2001, the directors converted the Notes and accrued interest in the aggregate amount of $534,316 into 305,323 shares of Common Stock and warrants to purchase 267,158 shares of Common Stock on the same terms and conditions as the Stanford Private Placement.

        Also, in November 2001, the Company initiated the Accredited Investor Private Placement for a minimum aggregate investment of $1,000,000 and a maximum aggregate investment of $3,000,000. The private placement offered units of one share of Common Stock and a warrant to purchase 0.4375 shares of Common Stock at a price equal to $1.75 per unit. On December 26, 2001, the Company entered into Securities Purchase Agreements for the aggregate amount of 665,714 shares of Common Stock and warrants to purchase 291,250 shares of Common Stock for the aggregate cash consideration of $1,165,000. Fifty percent (50%) of the warrants were offered with an exercise price equal to $2.00 per share and fifty percent (50%) of the warrants were offered with an exercise price equal to $3.25 per share, with all such warrants vesting on the date of grant. Costs associated with these transactions totaled $158,175. The Company did not engage a placement agent for the sale of such securities. In addition, the Company entered into Registration Rights Agreements with these purchasers. The Registration Rights Agreements provide for, among other things, piggy-back registration rights for a three-year period from the date of each agreement.

        In January 2002, the Company consummated another private placement with Stanford, of 571,429 shares of Common Stock and warrants to purchase 500,000 shares of Common Stock for the aggregate cash consideration of $1,000,000, on the same terms and conditions as the initial Stanford Private Placement. Costs associated with this transaction approximated $140,000.

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

ITEM 4.     STOCKHOLDER VOTE.

     (a) The Annual Meeting of Stockholders of the Company (the "Meeting") was held on November 29, 2001.

     (b) The following is a complete list of the current Directors of the Company, each of whom were elected to a one-year term at the Meeting, and whose term of office continued after the meeting.

          Christopher Forbes
          Bruce C. Galton
          Thomas C. Quick
          Ruedi Stalder
          John E. Thompson, Ph.D.

     (c) There were 4,790,537 shares of Common Stock present at the Meeting in person or by proxy out of a total number of 7,872,626 shares of Common Stock issued and outstanding and entitled to vote at the Meeting.

          (i) The proposals and results of the vote of the stockholders taken at the Meeting by ballot and by proxy as solicited by the Company on behalf of the Board of Directors were as follows:


               (A) For the election of the nominees for the Board of Directors of the Company:

                      Nominee                     For                Withheld
               ------------------------      ---------------      --------------

               Christopher Forbes               4,782,191               8,346
               Bruce C. Galton                  4,782,191               8,346
               Thomas C. Quick                  4,782,191               8,346
               Ruedi Stalder                    4,782,191               8,346
               John E. Thompson, Ph.D.          4,782,191               8,346


               (B) For the proposal to approve an amendment to the Company's 1998 Stock Plan (the "Plan") to increase the maximum number of shares of Common Stock available for issuance under the Plan from 1,000,000 shares to 2,000,000 shares:

                        For         Against        Abstain      Broker Non-Votes
                    -----------   -----------   ------------    ----------------

                     3,237,832       124,502          6,419        1,421,784

               (C) For the proposal to ratify the appointment of Goldstein Golub and Kessler, LLP as the independent auditors of the Company for the fiscal year ending June 30, 2002:

                         For              Against           Abstain
                     -----------        -----------       -----------

                      4,773,859            11,066            5,612



ITEM 5.     OTHER INFORMATION.

        Management Restructuring

        On October 4, 2001, John E. Thompson, Ph.D., the Company's Executive Vice President of Research and Development, was elected to the Board of Directors and Phillip O. Escaravage, the Company's Vice Chairman, resigned as a director.

        On October 4, 2001, Bruce C. Galton was appointed President and Chief Executive Officer of the Company. In connection with Mr. Galton's appointment, Ruedi Stalder resigned as Chief Executive Officer and Steven Katz resigned as President and Chief Operating Officer of the Company. Mr. Stalder continues to serve as the Chairman and a director and Mr. Katz continued to serve as a director until the end of his term on November 29, 2001, when Mr. Galton was elected.

        In conjunction with Mr. Galton's appointment as President and Chief Executive Officer, the Company entered into a three-year employment agreement with Mr. Galton, effective October 4, 2001. The agreement shall automatically renew for successive one-year terms thereafter, unless written notice of termination is provided at least 120 days prior to the end of each applicable term. The agreement provides Mr. Galton with an annual base salary of $200,000 plus certain benefits, including potential bonuses, equity awards and other perquisites as determined by the Board of Directors. The agreement also provides that Mr. Galton is entitled to a lump sum payment of 1.5 times his base annual salary if his employment with the Company is terminated without cause or with good reason (as defined within the agreement). If Mr. Galton's employment with the Company is terminated pursuant to a change in control (as defined within the agreement), he is entitled to receive the difference between the monies actually received upon termination and 1.5 times his annual base salary.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits.

        4.1    Form  of  Warrant  issued  to each of  Stanford  Venture  Capital
               Holdings,  Inc.,  certain  officers of Stanford  Venture  Capital
               Holdings, Inc., and certain directors of the Company (with attached schedule of parties and terms thereto).

        4.2 Form of Warrant issued to certain accredited investors (with attached schedule of parties and terms thereto).

        4.3 Form of Warrant issued to certain third parties for services rendered (with attached schedule of parties and terms thereto).

        10.1 Securities Purchase Agreement by and between the Company and Stanford Venture Capital Holdings, Inc. dated November 30, 2001.

        10.2 Securities Purchase Agreement by and between the Company and Stanford Venture Capital Holdings, Inc. dated January 16, 2002.

        10.3 Form of Securities Purchase Agreement by and between the Company and certain directors of the Company (with attached schedule of parties and terms thereto).

        10.4 Form of Securities Purchase Agreement by and between the Company and certain accredited investors (with attached schedule of parties and terms thereto).

        10.5 Form of Registration Rights Agreement by and between the Company and each of Stanford Venture Capital Holdings, Inc. and certain directors of the Company (with attached schedule of parties and terms thereto).

        10.6 Form of Registration Rights Agreement by and between the Company and each of certain accredited investors (with attached schedule of parties and terms thereto).

        10.7   1998 Stock Incentive Plan, as amended on November 29, 2001.

        10.8* License Agreement by and between the Company and Harris Moran Seed Company dated November 19, 2001.

        10.9 Employment Agreement by and between the Company and Bruce C. Galton dated October 4, 2001.

        10.10 Indemnification Agreement by and between the Company and Bruce C. Galton dated October 4, 2001.

        10.11 Consulting Agreement by and between the Company and Alan B. Bennett, Ph.D. dated November 1, 2001.

(b)     Reports on Form 8-K.

               None.

        * Confidential Treatment has been requested for portions of this Exhibit.

                                   SIGNATURES



        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SENESCO TECHNOLOGIES, INC.


DATE:  February 14, 2002         By: /s/ Bruce C. Galton
                                 -----------------------------------------------
                                    Bruce C. Galton, President
                                    and Chief Executive Officer
                                    (Principal Executive Officer)



DATE:  February 14, 2002         By: /s/ Joel Brooks
                                    --------------------------------------------
                                    Joel Brooks, Chief Financial Officer
                                    and Treasurer
                                    (Principal Financial and Accounting Officer)
                                         Officer)