Form 10QSB
period 2002-03-31
SENESCO TECHNOLOGIES INC
filed 2002-05-09
CIK 1035354

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                           Commission File No. 0-22307

                           SENESCO TECHNOLOGIES, INC.
                  ------------------------------------------
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

                  Yes:  X                         No:
                      -----                          -----


     State the number of shares outstanding of each of the Issuer's classes of common stock, as of April 30, 2002:


            Class                                 Number of Shares
            -----                                 ----------------

Common Stock, $0.01  par value                        11,880,045

     Transitional Small Business Disclosure Format (check one):

                  Yes:                            No:  X
                      -----                          -----

                    SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                    -----------------------------------------

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----
PART I.    FINANCIAL INFORMATION.

   Item 1.   Financial Statements............................................  1

        CONDENSED CONSOLIDATED BALANCE SHEET
        as of March 31, 2002 (unaudited) and June 30, 2001...................  2

        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        For the Three Months Ended March 31, 2002 and March 31, 2001,
        For the Nine Months Ended March 31, 2002 and March 31, 2001, and
        From Inception on July 1, 1998 through March 31, 2002 (unaudited)....  3

        CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'
        EQUITY (DEFICIENCY)
        From Inception on July 1, 1998 through March 31, 2002 (unaudited)....  4

        CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
        For the Nine Months Ended March 31, 2002 and March 31, 2001, and
        From Inception on July 1, 1998 through March 31, 2002 (unaudited)....  7

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL
        STATEMENTS (unaudited)...............................................  8

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Plan of Operation................................. 13

        Liquidity and Capital Resources...................................... 21

        Critical Accounting Policies......................................... 23

        Results of Operations................................................ 23

PART II.   OTHER INFORMATION.

   Item 2.   Changes in Securities and Use of Proceeds....................... 27

   Item 5.   Other Information............................................... 28

   Item 6.   Exhibits and Reports on Form 8-K................................ 29

SIGNATURES     .............................................................. 30

                         PART I. FINANCIAL INFORMATION.
                         ------------------------------


ITEM 1.    FINANCIAL STATEMENTS.

     Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. However, Senesco Technologies, Inc., a Delaware corporation (the "Company"), and its wholly owned subsidiary, Senesco, Inc., a New Jersey corporation ("Senesco"), believe that the disclosures are adequate to assure that the information presented is not misleading in any material respect.

     The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire fiscal year.

                    SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                    -----------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------

                                                                      March 31,           June 30,
                                                                         2002               2001
                                                                     -----------        -----------
                                                                     (unaudited)
                             ASSETS
                             ------
CURRENT ASSETS:
Cash............................................................     $ 3,487,024        $    14,330
Prepaid expenses and other current assets.......................          10,230             15,554
                                                                     -----------        -----------
    Total Current Assets........................................       3,497,254             29,884

Property and equipment, net.....................................          75,296             78,757
Intangible assets, net..........................................         277,275            157,920
Security deposit................................................           7,187              7,187
                                                                     -----------        -----------
    TOTAL ASSETS................................................     $ 3,857,012        $   273,748
                                                                     =============      ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
        -------------------------------------------------

CURRENT LIABILITIES:
Accounts payable................................................     $    81,317        $   168,922
Accrued expenses................................................         169,361            265,732
                                                                     -----------        -----------
       Total Current Liabilities................................         250,678            434,654

Grant payable...................................................          56,883             45,807
                                                                     -----------        -----------
    TOTAL LIABILITIES...........................................         307,561            480,461
                                                                     -----------        -----------

STOCKHOLDERS' EQUITY (DEFICIENCY):

Preferred stock, authorized 5,000,000 shares, $0.01 par value,
  no shares issued..............................................              --                 --
Common stock, authorized 20,000,000 shares, $0.01 par value,
  10,822,902 and 7,873,292 shares issued and outstanding........         108,229             78,726
Capital in excess of par........................................      10,609,628          5,469,758
Deficit accumulated during the development stage................      (7,079,763)        (5,490,902)
Deferred compensation related to issuance of options
   and warrants.................................................         (88,643)          (264,295)
                                                                     -----------        -----------
  Total Stockholders' Equity (Deficiency).......................       3,549,451           (206,713)
                                                                     -----------        -----------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIENCY)..................................................     $ 3,857,012        $   273,748
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

                                                                                                                 From Inception on
                                          For the Three    For the Three       For the Nine     For the Nine       July 1, 1998
                                          Months Ended      Months Ended       Months Ended     Months Ended          through
                                            March 31,         March 31,         March 31,         March 31,          March 31,
                                              2002              2001               2002             2001               2002
                                          -------------    -------------       ------------     ------------     -----------------
Revenue................................    $        --      $        --        $   125,000       $        --       $   125,000
                                           -----------      -----------        -----------       -----------       -----------

Operating Expenses:
  General and administrative...........        300,400          293,202            976,528         1,035,529        4,695,449
  Research and development.............        100,949          120,367            257,925           368,199        1,387,310
  Non-cash charges for options and
  warrants issued in exchange for
  services.............................         94,146           40,350            635,186           151,720        1,361,258
                                           -----------      -----------        -----------       -----------       -----------

Total Operating Expenses...............        495,495          453,919          1,869,639         1,555,448        7,444,017
                                           -----------      -----------        -----------       -----------       -----------
Loss From Operations...................       (495,495)        (453,919)        (1,744,639)       (1,555,448)      (7,319,017)

Sale of state income tax loss..........             --               --            150,551            60,331          210,882
Interest income, net...................         12,675            5,031              5,227            32,551           28,372
                                           -----------      -----------        -----------       -----------       -----------
Net Loss...............................    $  (482,820)     $  (448,888)       $(1,588,861)      $(1,462,566)      $(7,079,763)
                                           ===========      ===========        ===========       ===========       ===========

Basic and Diluted Net Loss Per
Common Share...........................    $     (0.05)     $     (0.06)       $     (0.18)      $     (0.19)
                                           ===========      ===========        ===========       ===========

Basic and Diluted Weighted- Average
Number of Common
Shares Outstanding.....................     10,527,346        7,873,292          8,925,427         7,873,292
                                           ===========      ===========        ===========       ===========


            See Notes to Condensed Consolidated Financial Statements.

                    SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                    -----------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                       CONDENSED CONSOLIDATED STATEMENT OF
                       -----------------------------------
                        STOCKHOLDERS' EQUITY (DEFICIENCY)
                        ---------------------------------
              FROM INCEPTION ON JULY 1, 1998 THROUGH MARCH 31, 2002
              -----------------------------------------------------
                                   (unaudited)

                                                                                                     Deferred
                                                                                    Deficit        Compensation
                                                                                  Accumulated     Related to the
                                                                  Capital in      During the       Issuance of
                                                                   Excess of      Development      Options and
                                            Common Stock           Par Value         Stage           Warrants          Total
                                       ---------------------      ----------      -----------     --------------    -----------
                                         Shares       Amount
                                         ------       ------
Common stock outstanding...........     2,000,462    $ 20,005     $   (20,005)           --                --                --

Contribution of capital............            --          --          85,179            --                --       $    85,179

Issuance of common stock in
reverse merger on January 22,
1999 at $0.01 per share............     3,400,000      34,000         (34,000)           --                --                --

Issuance of common stock for
cash on May 21, 1999 at
$2.63437 per share.................       759,194       7,592       1,988,390            --                --         1,995,982

Issuance of common stock for
placement fees on May 21, 1999
at $0.01 per share.................        53,144         531            (531)           --                --                --

Fair market value of options
and warrants granted on
September 7, 1999..................            --          --         252,578            --        $  (72,132)          180,446

Fair market value of warrants
granted on October 1, 1999.........            --          --         171,400            --          (108,600)           62,800

Fair market value of warrants
granted on December 15, 1999.......            --          --         331,106            --                --           331,106

Issuance of common stock for
cash on January 26, 2000 at
$2.867647 per share................        17,436         174          49,826            --                --            50,000

Issuance of common stock for
cash on January 31, 2000 at
$2.87875 per share.................        34,737         347          99,653            --                --           100,000

Issuance of common stock for
cash on February 4, 2000 at
$2.934582 per share................        85,191         852         249,148            --                --           250,000

                                                                     (continued)

            See Notes to Condensed Consolidated Financial Statements.

                    SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                    -----------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                       CONDENSED CONSOLIDATED STATEMENT OF
                       -----------------------------------
                        STOCKHOLDERS' EQUITY (DEFICIENCY)
                        ---------------------------------
              FROM INCEPTION ON JULY 1, 1998 THROUGH MARCH 31, 2002
              -----------------------------------------------------
                                   (unaudited)

                                                                                                     Deferred
                                                                                    Deficit        Compensation
                                                                                  Accumulated     Related to the
                                                                  Capital in      During the       Issuance of
                                                                   Excess of      Development      Options and
                                            Common Stock           Par Value         Stage           Warrants          Total
                                       ---------------------      ----------      -----------     --------------    -----------
                                         Shares       Amount
                                         ------       ------
Issuance of common stock for
cash on March 15, 2000 at
$2.527875 per share................        51,428    $    514     $   129,486            --                --       $   130,000

Issuance of common stock for
cash on June 22, 2000 for
$1.50 per share....................     1,471,700      14,718       2,192,833            --                --         2,207,551

Commissions, legal and bank fees
associated with issuances for the
year ended June 30, 2000...........            --          --        (260,595)           --                --          (260,595)

Fair market value of warrants
granted on September 4, 2001.......            --          --          41,800            --                --            41,800

Fair market value of warrants
granted on October 2, 2000.........            --          --          80,700            --                --            80,700

Fair market value of warrants
granted on October 15, 2001........            --          --          40,498            --                --            40,498

Fair market value of options and
warrants granted on November 1,
2001...............................            --          --         138,714            --                --           138,714

Issuance of common stock and
warrants for cash on November
30, 2001 at $1.75 per unit.........     1,142,858      11,429       1,988,571            --                --         2,000,000

Fair market value of options
and warrants granted on
December 1, 2001...................            --          --         131,300            --                --           131,300

Issuance of common stock and
warrants associated with
bridge loan conversion on
December 3, 2001...................       305,323       3,053         531,263            --                --           534,316


                                                                     (continued)

            See Notes to Condensed Consolidated Financial Statements.

                    SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                    -----------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                       CONDENSED CONSOLIDATED STATEMENT OF
                       -----------------------------------
                        STOCKHOLDERS' EQUITY (DEFICIENCY)
                        ---------------------------------
              FROM INCEPTION ON JULY 1, 1998 THROUGH MARCH 31, 2002
              -----------------------------------------------------
                                   (unaudited)

                                                                                                     Deferred
                                                                                    Deficit        Compensation
                                                                                  Accumulated     Related to the
                                                                  Capital in      During the       Issuance of
                                                                   Excess of      Development      Options and
                                            Common Stock           Par Value         Stage           Warrants          Total
                                       ---------------------      ----------      -----------     --------------    -----------
                                         Shares       Amount
                                         ------       ------
Fair market value of options
granted in lieu of payment of
accrued expenses on December 1,
2001...............................            --          --      $  131,250            --                --       $   131,250

Issuance of common stock and
warrants for cash on December
26, 2001 at $1.75 per unit.........       665,714    $  6,657       1,158,343            --                --         1,165,000

Issuance of common stock and
warrants for cash on January
23, 2002 at $1.75 per unit.........       571,429       5,715         994,285            --                --         1,000,000

Issuance of common stock and
warrants for cash on February
21, 2002 at $1.75 per unit.........       100,000       1,000         174,000            --                --           175,000

Issuance of common stock and
warrants for cash on February
27, 2002 at $1.75 per unit.........        57,143         571          99,429            --                --           100,000

Issuance of common stock and
warrants for cash on March 12,
2002 at $1.75 per unit.............        50,000         500          87,000            --                --            87,500

Issuance of common stock and
warrants for cash on March 15,
2002 at $1.75 per unit.............        57,143         571          99,429            --                --           100,000

Fair market value of options
vested and extended on January
1, 2002............................            --          --          94,146            --                --            94,146

Commissions, legal and bank
fees associated with issuances
during the nine months ended
March 31, 2002.....................            --          --        (583,227)           --                --          (583,227)

Change in fair market value of
options and warrants granted.......            --          --         167,659            --        $   92,089           259,748

Net loss...........................            --          --              --   $(7,079,763)               --        (7,079,763)
                                       ----------    --------     -----------   -----------        ----------       -----------

Balance at March 31, 2002...           10,822,902    $108,229     $10,609,628   $(7,079,763)       $  (88,643)      $ 3,549,451
                                       ==========    ========     ===========   ===========        ==========       ===========


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

                                                                                            From Inception
                                                         For the Nine      For the Nine    on July 1, 1998
                                                         Months Ended      Months Ended        through
                                                           March 31,         March 31,         March 31,
                                                             2002              2001              2002
                                                         ------------      ------------    ----------------
Cash flows from operating activities:
Net loss.............................................    $ (1,588,861)     $ (1,462,566)    $ (7,079,763)
Adjustments to reconcile net loss
  to net cash used in operating activities:
Non-cash capital contribution........................              --                --           85,179
Issuance of common stock and warrants for interest...           9,316                --            9,316
Issuance of stock options and warrants for services..         635,186           151,720        1,361,258
Depreciation and amortization........................          17,056            17,855           63,933
(Increase) decrease in operating assets:
Prepaid expense and other current assets.............           5,324            (6,207)         (10,230)
Security deposit.....................................              --            (7,187)          (7,187)
Increase (decrease) in operating liabilities:
Accounts payable.....................................         (87,605)           94,810           81,317
Accrued expenses.....................................          34,879            15,218          300,611
                                                         ------------      ------------     ------------
Net cash used in operating activities................        (974,705)       (1,196,357)      (5,195,566)
                                                         ------------      ------------     ------------

Cash flows from investing activities:
Patent costs.........................................        (119,355)          (51,148)        (287,292)
Purchase of property and equipment...................         (13,595)          (19,724)        (129,212)
                                                         ------------      ------------     ------------
Net cash used in investing activities................        (132,950)          (70,872)        (416,504)
                                                         ------------      ------------     ------------

Cash flows from financing activities:
Proceeds from grant..................................          11,076            35,234           56,883
Proceeds from issuance of bridge notes...............         525,000                --          525,000
Proceeds from issuance of common stock, net..........       4,044,273                --        8,517,211
                                                         ------------      ------------     ------------
Cash provided by financing activities................       4,580,349            35,234        9,099,094
                                                         ------------      ------------     ------------

Net increase (decrease) in cash......................       3,472,694        (1,231,995)       3,487,024

Cash at beginning of period..........................          14,330         1,555,749               --
                                                         ------------      ------------     ------------

Cash at end of period................................    $  3,487,024      $    323,754     $  3,487,024
                                                         ============      ============     ============

Supplemental disclosures of cash flow information:
Cash paid during the period for interest.............    $         --      $         --     $     22,317
                                                         ============      ============     ============
Non-cash conversion of bridge notes into
common stock.........................................    $    534,316      $         --     $    534,316
                                                         ============      ============     ============
Non-cash conversion of accrued expenses into
common stock.........................................    $    131,250      $         --     $    131,250
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

     In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 2002 and as of June 30, 2001, the results of its operations for the three-month periods ended March 31, 2002 and 2001, the results of its operations and cash flows for the nine-month periods ended March 31, 2002 and 2001 and for the period from inception on July 1, 1998 through March 31, 2002.

     Interim results are not necessarily indicative of results for the full fiscal year.

     Senesco is a development stage functional genomics company whose mission is to enhance the quality and productivity of fruits, flowers, vegetables and agronomic crops through the control of senescence (aging) in plants. Agricultural results to date include longer shelf life of perishable produce, increased seed and biomass yield and greater tolerance to environmental stress. The Company has also commenced research into the applicability of its technology as it relates to cell death in mammals (apoptosis).

NOTE 2 - LOSS PER SHARE:

     Net loss per common share is computed by dividing the loss by the weighted-average number of common shares outstanding during the period. Since September 7, 1999, the Company has had outstanding options and warrants to purchase its common stock, $0.01 par value per share (the "Common Stock"); however, shares to be issued upon the exercise of options and warrants are not included in the computation of diluted loss per share as the effect is anti-dilutive.

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

     On October 4, 2001, the Board of Directors unanimously approved and the Company subsequently issued: (i) options under the Plan to purchase an aggregate of 1,116,000 shares of Common Stock with a weighted-average exercise price of $2.38 per share; and (ii) warrants to purchase an aggregate of an additional 180,000 shares of Common Stock with a weighted-average exercise price of $1.59 per share. The effective dates of the above grants were from October 2, 2001 through December 1, 2001.

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

     Also, in November 2001, the Company initiated a private placement, as later amended on March 15, 2002, to certain accredited investors (the "Accredited Investor Private Placement") for a minimum aggregate investment of $1,000,000 and a maximum aggregate investment of $4,000,000. For investments of less than $1,500,000, the Accredited Investor Private Placement offered units of one share of Common Stock and a warrant to purchase 0.4375 shares of Common Stock at a price equal to $1.75 per unit. For investments of $1,500,000 or greater, the Accredited Investor Private Placement offered units of one share of Common Stock and a warrant to purchase 0.875 shares of Common Stock at a price equal to $1.75 per unit. Fifty percent (50%) of the warrants were offered with an exercise price equal to $2.00 per share and fifty percent (50%) of the warrants were offered with an exercise price equal to $3.25 per share, with all such warrants vesting on the date of grant. From December 26, 2001 through April 17, 2002, when the Company terminated the offering, the Company entered into Securities Purchase Agreements for the aggregate amount of 1,987,143 shares of Common Stock and warrants to purchase 1,244,375 shares of Common Stock for the aggregate cash consideration of $3,477,500. Costs associated with these transactions totaled approximately $385,438. The Company did not engage a placement agent for the sale of such securities. In addition, the Company entered into Registration Rights Agreements with these purchasers. The Registration Rights Agreements provide for, among other things, piggy-back registration rights for a three-year period from the date of each agreement.

     In January 2002, the Company consummated another private placement with Stanford for 571,429 shares of Common Stock and warrants to purchase 500,000 shares of Common Stock for the aggregate cash consideration of $1,000,000, on the same terms and conditions as the initial Stanford Private Placement. Costs associated with this transaction totaled $142,861.

     In connection with the above private placements, on December 26, 2001 and March 15, 2002, as consideration for finders and consulting fees, the Board of Directors unanimously approved the issuance of warrants to certain entities to purchase an aggregate of 571,869 shares of Common Stock on the same terms and conditions as the warrants issued in the Accredited Investor Private Placement and warrants for an additional 18,750 shares of Common Stock at an exercise price equal to $2.00 per share.

NOTE 4 - SUBSEQUENT EVENT:

     In April 2002, the Company issued 1,057,143 shares of Common Stock and warrants to purchase 837,500 shares of Common Stock as part of the Accredited Investor Private Placement. The Company received proceeds of $1,665,000, net of expenses of $185,000. The following pro forma condensed consolidated balance sheet, which is being presented at the request of a national stock exchange in connection with the Company's application for listing on such exchange, reflects the transaction as if it had taken place as of March 31, 2002.

                                                                             Actual                             Pro Forma
                                                                            March 31,                           March 31,
                                                                              2002           Adjustments          2002
                                                                          ------------      ------------      ------------
                                                                           (unaudited)                         (unaudited)
                               ASSETS
                               ------
CURRENT ASSETS:
Cash...................................................................   $  3,487,024      $  1,665,000      $  5,152,024
Prepaid expenses and other current assets..............................         10,230                              10,230
                                                                          ------------      ------------      ------------
     Total Current Assets..............................................      3,497,254         1,665,000         5,162,254

Property and equipment, net............................................         75,296                              75,296
Intangible assets, net.................................................        277,275                             277,275
Security deposit.......................................................          7,187                               7,187
                                                                          ------------      ------------      ------------
     TOTAL ASSETS......................................................   $  3,857,012      $  1,665,000      $  5,522,012
                                                                          ============      ============      ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ------------------------------------

CURRENT LIABILITIES:
Accounts payable.......................................................   $     81,317                        $     81,317
Accrued expenses.......................................................        169,361                             169,361
                                                                          ------------                        ------------
       Total Current Liabilities.......................................        250,678                             250,678

Grant payable..........................................................         56,883                              56,883
                                                                          ------------                        ------------
     TOTAL LIABILITIES.................................................        307,561                             307,561
                                                                          ------------                        ------------

STOCKHOLDERS' EQUITY:

Common stock...........................................................        108,229      $     10,651           118,880
Capital in excess of par...............................................     10,609,628         1,654,349        12,263,977
Deficit accumulated during the development stage.......................     (7,079,763)                         (7,079,763)
Deferred compensation related to issuance of options and warrants......        (88,643)                            (88,643)
                                                                          ------------      ------------      ------------
      Total Stockholders' Equity.......................................      3,549,451         1,665,000         5,214,451
                                                                          ------------      ------------      ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......................   $  3,857,012      $  1,665,000      $  5,522,012
                                                                          ============      ============      ============

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

     The Company's research and development focuses on the discovery and development of new gene technologies, which are designed to confer positive traits on fruits, flowers, vegetables, forestry species and agronomic crops. To date, the Company has isolated and characterized the senescence-induced lipase gene, deoxyhypusine synthase ("DHS") gene and Factor 5A gene in certain species of plants. The Company's goal is to inhibit the expression of (or silence) these genes to delay senescence, which will in turn extend shelf-life, increase biomass, increase yield and increase resistance to environmental stress, thereby demonstrating "proof of concept" in each category of crop. In addition to the Harris Moran License Agreement (as defined below), the Company plans to license this technology to additional strategic partners and/or enter into joint ventures.

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

     Agricultural Marketing

     Based upon the Company's multi-faceted commercialization strategy, it anticipates that there may be a significant period of time before plants enhanced using its technology reach consumers. Thus, the Company has not begun to actively market its technology directly to consumers, but rather, it has sought to establish itself within the industry through its advertising program in trade journals, newspapers, a national magazine, as well as through its website and direct communication with prospective licensees.

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

     The Joint Venture applied for and received a conditional grant that totals approximately $340,000, which constitutes fifty percent (50%) of the Joint Venture's research and development budget over a four year period, from the Israel - U.S. Binational Research and Development (the "BIRD") Foundation (the "BIRD Grant"). Such grant, along with certain royalty payments, shall only be repaid to the BIRD Foundation upon the commercial success of the Joint Venture's technology. The commercial success is measured based upon certain benchmarks and/or milestones achieved by the Joint Venture. These benchmarks are reported periodically to the BIRD Foundation by the Joint Venture. As of March 31, 2002, Senesco has directly received a total of $56,883, none of which was received during the current quarter, from the BIRD Foundation for research and development expenses the Company has incurred which are associated with the research and development efforts of the Joint Venture. The Company expects to receive additional installments of the BIRD Grant as its expenditures associated with the Joint Venture increase above certain levels. As of March 31, 2002, the Company's portion of the Joint Venture's aggregate expenses totaled approximately $193,500, $11,500 of which was incurred during the current quarter.

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

INTELLECTUAL PROPERTY

     Research and Development

     The inventor of the Company's technology, John E. Thompson, Ph.D., is the Associate Vice President, Research and former Dean of Science at the University of Waterloo in Ontario, Canada, and is the Executive Vice President of Research and Development of the Company. Dr. Thompson is also a director and stockholder of the Company and owns 4.8% of the outstanding shares of the Company's common stock, $0.01 par value (the "Common Stock") as of April 30, 2002. Senesco entered into a three-year research and development agreement, dated as of September 1, 1998 (the "Research and Development Agreement"), with the University of Waterloo and Dr. Thompson as the principal inventor. The Research and Development Agreement provides that the University of Waterloo will perform research and development under the direction of Senesco, and Senesco will pay for the cost of this work and make certain payments totaling approximately CDN $1,250,000 (as specified therein), which represented payments of approximately US $835,000. In return for these payments, the Company has all rights to the intellectual property derived from the research. Effective September 1, 2001, the Company extended the Research and Development Agreement for an additional one-year period in the amount of CDN $433,700. As of March 31, 2002, such amount represented approximately US $272,000. During the three month periods ended March 31, 2002 and March 31, 2001, the Company has spent approximately $68,038 and $91,768, respectively, in connection with the Research and Development Agreement. During the nine month periods ended March 31, 2002 and March 31, 2001, the Company has spent approximately $158,225 and $229,510, respectively, in connection with the Research and Development Agreement.

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

     The Company has broadened the scope of its intellectual property protection by utilizing the Patent Cooperation Treaty ("PCT") to facilitate international filing and prosecution of the Patent Applications. The First Patent Application was published through the PCT in August 2000, and then between August 2001 and October 2001 was filed in Australia, Canada, China, Japan, Korea, New Zealand and Europe through the European Patent Office, which has twenty member states. Israel and Mexico are the last remaining countries in which the Company opted to file that has yet to issue a filing date. The Second Patent Application was published by the PCT in January 2001.

     The Company has filed several new Continuations in Part ("CIPs") on both the First Patent Application and the Second Patent Application to ensure, on an ongoing basis, that its intellectual property pertaining to new technological developments is appropriately protected.

     The Company is in the process of drafting various patent applications to protect intellectual property stemming from the Company's senescence and apoptosis technology. To date, the Company has drafted and filed two applications, in addition to those listed above, which pertain to the possible mammalian applicability of the technology. One is focused on suppressing cell death as a prospective therapy for a wide range of diseases and the other focuses on enhancing cell death as a means of treating cancer. The Company intends to continue its strategy of enhancing these new patent applications through the addition of data as it is collected.

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

     Some of the  Company's  competitors  in the  field  of  apoptosis  research
include,   among   others:   Cell   Pathways,   Inc.;   Trevigen,   Inc.;   Idun
Pharmaceuticals; Novartis and Oncogene.

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

     The Company believes that its current activities, which to date have been confined to research and development efforts, do not require licensing or approval by any governmental regulatory agency. The Company or its licensees may be required, however, to obtain such licensing or approval from governmental regulatory agencies prior to the commercialization of its transformed plants. There can be no assurance that such licensing or approval by any governmental regulatory agency will be obtained in a timely manner, if at all. In addition, government regulations are subject to change and, in such event, the Company or its licensees may be subject to additional regulations or require such licensing or approval in the future.

     Employees

     In addition to the scientists performing funded research for the Company at the University of Waterloo, as of March 31, 2002, the Company had five employees and one consultant, four of whom were executive officers and were involved in the management of the Company.

     The officers are assisted by a Scientific Advisory Board that consists of prominent experts in the fields of plant and mammalian cell biology. Alan Bennett, Ph.D., who serves as the Chairman of the Scientific Advisory Board, is the Executive Director of the Office of Technology Transfer at the University of California. His research interests include: the molecular biology of tomato fruit development and ripening; the molecular basis of membrane transport; and cell wall disassembly. Charles A. Dinarello, M.D., who joined the Scientific Advisory Board effective March 1, 2002, is a Professor of Medicine at the University of Colorado School of Medicine, a member of the U.S. National Academy of Sciences and the author of over 500 published research articles. In addition to his active academic research career, Dr. Dinarello has held advisory positions with two branches of the National Institutes of Health and positions on the Board of Governors of both the Weizmann Institute and Ben Gurion University. Russell L. Jones, Ph.D., who also joined the Scientific Advisory Board effective March 1, 2002, is a professor at the University of California, Berkeley and an expert in plant cell biology and cell death. Dr. Jones is also an editor of Planta, Annual Review of Plant Physiology and Plant Molecular Biology as well as Research Notes in Plant Science. Additionally, he has held positions on the editorial boards of Plant Physiology and Trends in Plant Science.

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

     Safe Harbor Statement

     The statements contained in this Quarterly Report on Form 10-QSB that are not historical facts are forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In particular, the Company's statements regarding the anticipated growth in the markets for the Company's technologies, the continued advancement of the Company's research, the approval of the Company's Patent Applications, the possibility of governmental approval in order to sell or offer for sale to the general public a genetically engineered plant or plant product, the successful implementation of the Company's commercialization strategy, including the success of the Harris Moran License, the successful implementation of the Joint Venture with Rahan, the success of the Research and Development Agreement, statements relating to the Company's Patent Applications, the anticipated longer term growth of the
Company's  business,  and the  timing  of the  projects  and  trends  in  future operating performance are examples of such forward-looking statements. The forward-looking statements include risks and uncertainties, including, but not limited to, the timing of revenues due to the variability in size, scope and duration of research projects, regulatory delays, research study results which lead to cancellations of research projects, and other factors, including general economic conditions and regulatory developments, not within the Company's control. The factors discussed herein and expressed from time to time in the Company's filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

LIQUIDITY AND CAPITAL RESOURCES

     Overview

     As of March 31, 2002, the Company's cash balance was $3,487,024, and the Company had working capital of $3,246,576. As of March 31, 2001, the Company had a federal tax loss carry-forward of approximately $5,250,000 and a state tax loss carry-forward of approximately $2,800,000 to offset future taxable income. There can be no assurance, however, that the Company will be able to take advantage of any or all of such tax loss carry-forwards, if at all, in future fiscal years.

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

     The Company expects its capital requirements to increase significantly over the next several years as it commences new research and development efforts and increases its marketing and in-house business capabilities. The Company's future liquidity and capital funding requirements will depend on numerous factors, including, but not limited to, the levels and costs of the Company's research and development initiatives and the cost and timing of the expansion of the Company's marketing efforts.

     BIRD Grant

     In October 2001, the Company received $11,076 from the BIRD Foundation for research and development expenses that the Company has incurred in connection with the Joint Venture. The Company anticipates receiving additional funds from the BIRD Grant in the future to assist in funding its Joint Venture, subject to the Joint Venture achieving its stated research and development objectives.

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

     In January 2002, the Company consummated an additional issuance under the Stanford Private Placement for 571,429 shares of Common Stock and warrants to purchase 500,000 shares of Common Stock for the aggregate cash consideration of $1,000,000, on the same terms and conditions as the initial Stanford Private Placement. Costs associated with this transaction totaled $142,861. Pursuant to the Securities Purchase Agreement, the purchase price of one unit, which consisted of one share of Common Stock and a warrant to purchase 0.875 shares of Common Stock, was equal to $1.75 per unit.

     Also, in November 2001, the Company initiated a private placement, as later amended on March 15, 2002 (the "Accredited Investor Private Placement"), to certain accredited investors for a minimum aggregate investment of $1,000,000 and a maximum aggregate investment of $4,000,000. For investments of less than $1,500,000, the Accredited Investor Private Placement offered units of one share of Common Stock and a warrant to purchase 0.4375 shares of

Common Stock at a price equal to $1.75 per unit. For investments of $1,500,000 or greater, the Accredited Investor Private Placement offered units of one share of Common Stock and a warrant to purchase 0.875 shares of Common Stock at a price equal to $1.75 per unit. From December 26, 2001 through April 17, 2002, when the Company terminated the offering, the Company entered into Securities Purchase Agreements for the aggregate amount of 1,987,143 shares of Common Stock and warrants to purchase 1,244,375 shares of Common Stock for the aggregate cash consideration of $3,477,500. Costs associated with these transactions totaled approximately $385,438.

     The Company anticipates that its cash and cash equivalents as of March 31, 2002 will be sufficient to fund current working capital needs and capital requirements for at least the next twelve months. However, the Company may require additional funds in the future to continue the development and subsequent commercialization of its technology. There can be no assurance that additional financing will be available, if at all, on terms acceptable to the Company.

CRITICAL ACCOUNTING POLICIES

     Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission (the "SEC"), requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.

     In addition, Financial Reporting Release No. 61 was recently released by the SEC to require all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

     The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reported period.

     The Company believes that no significant estimates have been made in connection with the preparation of these financial statements which, if changed, would have a material adverse effect on the Company's financial condition and/or results of operations.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 and Three Months Ended March 31, 2001
-----------------------------------------------------------------------

     The Company is a development stage company. During the three month periods ended March 31, 2002 and March 31, 2001, the Company had no revenue.

     Operating expenses in each of the three month periods ended March 31, 2002 and March 31, 2001 were comprised of general and administrative expenses, research and development expenses and non-cash advertising, consulting and professional costs. Operating expenses for the three month periods ended March 31, 2002 and March 31, 2001 were $495,495 and $453,919, respectively, an increase of $41,576, or 9.2%.

     General and administrative expenses in each of the three month periods ended March 31, 2002 and March 31, 2001 consisted primarily of employee salaries and benefits, professional and consulting services, office rent and investor relations expenses. General and administrative expenses for the three month periods ended March 31, 2002 and March 31, 2001 were $300,400 and $293,202, respectively. The increase during the three month period ended March 31, 2002 of $7,198, or 2.5%, from the corresponding three month period ended March 31, 2001, resulted primarily from increases in payroll, investor relations expenses and legal and accounting fees, which were mostly offset by decreases in consulting fees and rent expense.

     Research and development expenses in each of the three month periods ended March 31, 2002 and March 31, 2001 consisted primarily of professional salaries and benefits, fees associated with the Research and Development Agreement, direct expenses charged to research and development projects and allocated overhead charged to research and development projects. Research and development expenses for the three month periods ended March 31, 2002 and March 31, 2001 were $100,949 and $120,367, respectively. The decrease during the three month period ended March 31, 2002 of $19,418, or 16.1%, from the corresponding three month period ended March 31, 2001, resulted primarily from a more favorable foreign exchange rate between the US dollar and the Canadian dollar during the three month period ended March 31, 2002 and a reconciling adjustment for the period from June 1, 2000 through August 31, 2001 in connection with the Research and Development Agreement with the University of Waterloo. During the three month period ended March 31, 2001, the University of Waterloo overcharged the Company approximately $11,000. Had this overpayment not occurred, research and development expenses for the three month periods ended March 31, 2002 and March 31, 2001 would have been $100,949 and $109,367, respectively. Additionally, due to a change in personnel of the Scientific Advisory Board, the Company also incurred lower fees for the Scientific Advisory Board during the transition period through February 28, 2002, which were partially offset by an increase in research related travel costs.

     Non-cash charges for options and warrants issued in exchange for services for the three month periods ended March 31, 2002 and March 31, 2001 were $94,146 and $40,350, respectively. Such costs consisted primarily of non-employee stock options and warrants granted as consideration for certain consulting and professional services. The increase during the three month period ended March 31, 2002 of $53,796, or 133.3%, from the corresponding three month period ended March 31, 2001, resulted primarily from the vesting of options that related to consulting services previously rendered.

Nine Months Ended March 31, 2002 and Nine Months Ended March 31, 2001
---------------------------------------------------------------------

     The Company is a development stage company. From its inception of operations on July 1, 1998 through September 30, 2001, the Company had no revenue. For the nine months ended March 31, 2002, the Company had total revenue of $125,000. Revenue for the nine month period ended March 31, 2002 consisted of the initial license fee in connection with the Harris Moran License Agreement.

     Operating expenses in each of the nine month periods ended March 31, 2002 and March 31, 2001 were comprised of general and administrative expenses, research and development expenses and non-cash advertising, consulting and professional costs. Operating expenses for the nine month periods ended March 31, 2002 and March 31, 2002 were $1,869,639 and $1,555,448, respectively, an increase of $314,191, or 20.2%.

     General and administrative expenses in each of the nine month periods ended March 31, 2002 and March 31, 2001 consisted primarily of employee salaries and benefits, professional and consulting services, recruiting fees, office rent and investor relations expenses. General and administrative expenses for the nine month periods ended March 31, 2002 and March 31, 2001 were $976,528 and $1,035,529, respectively. The decrease during the nine month period ended March 31, 2002 of $59,001, or 5.7%, from the corresponding nine month period ended March 31, 2001, resulted primarily from decreases in consulting fees, accounting fees and office rent, which were partially offset by an increase in payroll, legal fees, investor relations expenses and recruiting fees.

     Research and development expenses in each of the nine month periods ended March 31, 2002 and March 31, 2001 consisted primarily of professional salaries and benefits, fees associated with the Research and Development Agreement, direct expenses charged to research and development projects and allocated overhead charged to research and development projects. Research and development expenses for the nine month periods ended March 31, 2002 and March 31, 2001 were $257,925 and $368,199, respectively. The decrease during the nine month period ended March 31, 2002 of $110,274, or 29.9%, from the corresponding nine month period ended March 31, 2001, resulted primarily from a reconciling adjustment for the period from June 1, 2000 through August 31, 2001 in connection with the Research and Development Agreement with the University of Waterloo. During the nine month period ended March 31, 2001, the University of Waterloo overcharged the Company approximately $33,000. During the nine month period ended March 31, 2002, the University of Waterloo credited the Company for $41,000, which represented the overpayment for the entire year ended June 30, 2001. Had this overpayment not occurred, research and development expenses for the nine month periods ended March 31, 2002 and March 31, 2001 would have been $298,925 and $335,199 respectively. Additionally, due to a change in personnel of the Scientific Advisory Board, the Company also incurred lower fees for the Scientific Advisory Board during the transition period through February 28, 2002 and a reduction in the amount of research fees paid in connection with the Company's carnation project, which was completed during the year ended June 30, 2001.

     Non-cash charges for options and warrants issued in exchange for services for the nine month periods ended March 31, 2002 and March 31, 2001 were $635,186 and $151,720, respectively. Such costs consisted primarily of non-employee stock options and warrants granted as consideration for certain advertising, consulting and professional services. The increase during the nine month period ended March 31, 2002 of $483,466, or 318.7%, from the corresponding nine month period ended March 31, 2001, resulted primarily from the issuance of options and warrants and the vesting of previously issued options and warrants for advertising, consulting and professional services from July 1, 2001 through December 31, 2001.

Period From Inception on July 1, 1998 through March 31, 2002
------------------------------------------------------------

     The Company is a development stage company. From its inception of operations on July 1, 1998 through September 30, 2001, the Company had no revenues. For the nine months ended March 31, 2002, the Company had revenue of $125,000, which consisted of the initial license fee in connection with the Harris Moran License Agreement.

     The Company has incurred losses each year since inception and has an accumulated deficit of $7,079,763 at March 31, 2002. The Company expects to continue to incur losses over, approximately, the next two to three years from expenditures on research, product development, marketing and administrative activities.

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

                           PART II. OTHER INFORMATION.
                           ---------------------------

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Financings

     On January 16, 2002, the Company consummated an additional issuance under the Stanford Private Placement of 571,429 shares of Common Stock and warrants to purchase 500,000 shares of Common Stock for the aggregate cash consideration of $1,000,000, on the same terms and conditions as the initial Stanford Private Placement.

     Pursuant to the Accredited Investor Private Placement, from February 21, 2002 through April 17, 2002 the Company issued an aggregate of 1,321,429 shares of Common Stock and warrants to purchase and aggregate of 953,125 shares of Common Stock to six accredited investors for cash consideration in the aggregate amount of $2,213,500 as follows:

                                              Warrants to
                              Shares of      purchase shares
                               Common          of Common              Cash
            Date                Stock            Stock            Consideration
    -----------------       -----------      ---------------      -------------
    February 21, 2002          100,000           43,750            $  175,000
    February 27, 2002           57,143           25,000               100,000
    March 12, 2002              50,000           21,875                87,500
    March 15, 2002              57,143           25,000               100,000
    April 12, 2002             857,143          750,000             1,500,000
    April 17, 2002             200,000           87,500               350,000
                              ---------         -------            ----------
    Total:                    1,321,429         953,125            $2,312,500

     In addition, the Company entered into Registration Rights Agreements with these purchasers. The Registration Rights Agreements provide for, among other things, piggy-back registration rights for a three-year period from the date of each agreement.

     On April 17, 2002, the Company closed the Accredited Investor Private Placement.

Warrant Grants to Non-Affiliates

     As consideration for finders and consulting fees in connection with the private placements, on March 15, 2002, the Company issued warrants to certain entities to purchase an aggregate of 18,750 shares of Common Stock with an exercise price equal to $2.00 per share, and on April 17, 2002, the Company issued warrants for an additional 71,869 shares of Common Stock on the same terms and conditions as the warrants issued in the Accredited Investor Private Placement.

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

ITEM 5.     OTHER INFORMATION.

     Board of Directors

     On February 22, 2002, the Company's Board of Directors increased the size of the Board from five members to six members. In conjunction with this increase, the Board appointed David Rector to fill the newly created vacancy and to serve as a Director of the Company and a member of the Company's audit committee until Mr. Rector or his successor is duly elected and qualified at the Company's next annual meeting of stockholders.

     Investor Relations

     Effective April 22, 2002 (the "Effective Date"), the Company entered into an agreement with Lippert/Heilshorn & Associates, Inc. to provide financial communications services from the Effective Date through April 30, 2003. The agreement provides for a monthly fee of $10,000 plus reimbursement of certain expenses.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

     4.1 Form of Warrant issued to Stanford Venture Capital Holdings, Inc. and certain officers of Stanford Venture Capital Holdings, Inc. (with attached schedule of parties and terms thereto) (Incorporated by reference to Exhibit 4.1 of the Company's quarterly report on Form 10-QSB for the period ended December 31, 2001).

     4.2 Form of Warrant issued to certain accredited investors (with attached schedule of parties and terms thereto).

     4.3 Form of Warrant issued to Pond Equities, Inc. (with attached schedule of parties and terms thereto).

     4.4 Form of Warrant issued to Perrin, Holden & Davenport Capital Corp. and certain principals thereof (with attached schedule of parties and terms thereto).

     10.1 Securities Purchase Agreement by and between the Company and Stanford Venture Capital Holdings, Inc. dated January 16, 2002 (Incorporated by reference to Exhibit 10.2 of the Company's quarterly report on Form 10-QSB for the period ended December 31, 2001).

     10.2 Form of Securities Purchase Agreement by and between the Company and certain accredited investors (with attached schedule of parties and terms thereto).

     10.3 Form of Registration Rights Agreement by and between the Company and Stanford Venture Capital Holdings, Inc. (Incorporated by reference to
          Exhibit 10.5 of the Company's quarterly report on Form 10-QSB for the period ended December 31, 2001).

     10.4 Form of Registration Rights Agreement by and between the Company and each of certain accredited investors (with attached schedule of parties and terms thereto).

     10.5 Agreement for Service on the Company's Scientific Advisory Board by and between the Company and Dr. Russell A. Jones, dated February 12, 2002.

     10.6 Agreement for Service on the Company's Scientific Advisory Board by and between the Company and Dr. Charles A. Dinarello, dated February 12, 2002.

     10.7 Letter Agreement, dated March 25, 2002, made by and between the Company and Perrin, Holden & Davenport Capital Corp.

     10.8 Letter Agreement, dated March 6, 2002, made by and between the Company and Pond Equities, Inc.

     10.9 Letter Agreement, dated April 18, 2002, made by and between the Company and Lippert/Heilshorn & Associates, Inc.


(b)  Reports on Form 8-K.

          None.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              SENESCO TECHNOLOGIES, INC.


DATE: May 9, 2002                             By:  /s/ Bruce C. Galton
                                                  ------------------------------
                                                  Bruce C. Galton, President
                                                  and Chief Executive Officer
                                                  (Principal Executive Officer)



DATE: May 9, 2002                             By:  /s/ Joel Brooks
                                                  ------------------------------
                                                  Joel Brooks, Chief Financial
                                                  Officer and Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)