Form 10KSB
period 2002-06-30
SENESCO TECHNOLOGIES INC
filed 2002-09-30
CIK 1035354

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2002
                          Commission File No. 001-31326

                           SENESCO TECHNOLOGIES, INC.
              -----------------------------------------------------
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
                              Including Area Code)


         Securities registered under Section 12(b) of the Exchange Act:

     Title of each class               Name of each exchange on which registered
     -------------------               -----------------------------------------
        Common Stock,                           American Stock Exchange
  $0.01 par value per share.

         Securities registered under Section 12(g) of the Exchange Act:

                                      None.

     Check whether the Registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes:             X                          No:
            -----------                              ----------


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     State Registrant's revenues for fiscal year ended June 30, 2002: $200,000

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $13,903,629 at September 19, 2002 based on the closing sales price on that date.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of September 19, 2002:

Class                                             Number of Shares
-----                                             ----------------
Common Stock, $0.01 par value                        11,880,045


     Transitional Small Business Disclosure Format

Yes:                                        No:          X
            -----------                              ----------


     The following documents are incorporated by reference into the Annual Report on Form 10-KSB: Portions of the Registrant's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders are incorporated by reference into
Part III of this Report.

                                TABLE OF CONTENTS

          Item                                                              Page
          ----                                                              ----
PART I    1.   Business........................................................1

          2.   Properties.....................................................20

          3.   Legal Proceedings..............................................20

          4.   Submission of Matters to a Vote of Security Holders............20

PART II   5.   Market for the Company's Common Equity and Related
               Stockholder Matters............................................21

          6.   Management's Discussion and Analysis or Plan of Operation......24

          7.   Financial Statements...........................................28

          8.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure........................... 28

PART III  9.   Directors, Executive Officers, Promoters and Control
               Persons; Compliance with Section 16(a) of the
               Exchange Act...................................................29

          10.  Executive Compensation.........................................29

          11.  Security Ownership of Certain Beneficial Owners
               and Management.................................................29

          12.  Certain Relationships and Related Transactions.................29

          13.  Exhibits, List and Reports on Form 8-K.........................29

          14.  Control and Procedures.........................................29

SIGNATURES....................................................................30

CERTIFICATIONS................................................................32

EXHIBIT INDEX.................................................................33

FINANCIAL STATEMENTS.........................................................F-1

                                     PART I


ITEM 1.  BUSINESS.

BUSINESS OF THE COMPANY

     The primary business of Senesco Technologies, Inc., a Delaware corporation incorporated in 1999 (the "Company"), and its wholly-owned subsidiary, Senesco, Inc., a New Jersey corporation incorporated in 1998 ("Senesco"), is the research, development and commercial exploitation of a potentially significant platform technology involving the identification and characterization of genes that the Company believes control the aging of plant cells (senescence) and may also control the programmed cell death of mammalian cells (apoptosis).

     Agricultural Applications

     The Company's technology goals for agricultural applications are to: (i) extend the shelf-life of perishable plant products; (ii) produce larger and more leafy crops; (iii) increase crop production (yield) in horticultural and agronomic crops; and (iv) reduce the harmful effects of environmental stress.

     Senescence is the natural aging of plant tissues. Loss of cellular membrane integrity is an early event during the senescence of all plant tissues that prompts the deterioration of fresh flowers, fruits and vegetables. This loss of integrity, which is attributable to the formation of lipid metabolites in membrane bilayers that "phase-separate," causes the membranes to become "leaky." A decline in cell function ensues, leading to deterioration and eventual death (spoilage) of the tissue. A delay in senescence increases shelf-life and extends the plant's growth timeframe, which allows the plant to devote more time to the photosynthetic process. The Company has shown that the additional energy gained in this period leads directly to increased seed production, and therefore increases crop yield. Seed production is a vital agricultural function. For example, oil-bearing crops store oil in their seeds. The Company has also shown that delaying senescence allows the plant to allocate more energy toward growth, leading to larger plants (increased biomass) and more leafy crops. Most recently, the Company has demonstrated that delaying senescence results in crops which exhibit increased resilience to water deprivation. Drought resistant crops may ultimately be more cost effective due to reduced loss in the field and less time spent on crop management.

     The technology presently utilized by the industry for increasing the shelf-life in certain flowers, fruits and vegetables relies on reducing ethylene biosynthesis, and hence only has application to a limited number of plants that are ethylene-sensitive.

     The Company's research and development focuses on the discovery and development of new gene technologies, which are designed to confer positive traits on fruits, flowers, vegetables, forestry species and agronomic crops. To date, the Company has isolated and characterized the senescence-induced lipase gene, deoxyhypusine synthase ("DHS") gene and Factor 5A gene in certain species of plants. The Company's goal is to inhibit the expression of (or silence) these genes to delay senescence, which will in turn extend shelf-life, increase biomass, increase yield and increase resistance to environmental stress, thereby demonstrating "proof of concept" in each category of crop. The Company has licensed this technology to strategic partners and has entered into a joint venture and the Company intends to continue to license this technology to additional strategic partners and/or enter into additional joint ventures.

     The Company is currently working with lettuce, melon, tomato, canola, Arabidopsis (a model plant which produces oil in a manner similar to canola), banana plants and certain species of trees, and has obtained "proof of concept" for the lipase and DHS genes in several of these plants. Near-term research and development initiatives include: (i) silencing the Factor 5A gene in these plants; and (ii) further propagation of transformed plants with the Company's silenced genes. The Company has also completed its research and development initiative in carnation flower, which yielded a one hundred percent (100%) increase in shelf-life through the inhibition of the DHS reaction.

     Human Health Applications

     Inhibiting Apoptosis
     --------------------

     The Company has also isolated the DHS and Factor 5A genes in mammalian tissue. The Company's preliminary research reveals that DHS and Factor 5A genes may regulate apoptosis in animal and human cells. The mammalian apoptosis isoforms of DHS and Factor 5A genes were first isolated from the ovarian tissue of rats, which undergoes apoptosis naturally at the end of the female reproductive cycle. The sequences of the mammalian apoptosis DHS and Factor 5A genes are very similar to those of the corresponding plant genes in keeping with their common functions. Moreover, inhibiting the function of the Factor 5A gene in rats has been shown to inhibit the induction of corpus luteum apoptosis. Apoptosis, as manifested by DNA fragmentation, was clearly detectable in super-ovulated control female rats within 3 hours of treatment with prostaglandin F2a. This hormone induces corpus luteum apoptosis naturally in mammals, but in super-ovulated animals in which the activation of Factor 5A had been inhibited, DNA fragmentation reflecting apoptosis was not apparent. Thus, just as these genes can be used to delay senescence in plants, this experiment shows that they may also be used to inhibit apoptosis in mammals. The Company believes that its technology has potential application as a means of controlling a broad range of diseases that are attributable to premature apoptosis, including neurodegenerative diseases (e.g. Alzheimer's disease, Parkinson's disease), retinal diseases (e.g. glaucoma, macular degeneration), heart and stroke disease and arthritis.

     Accelerating Apoptosis
     ----------------------

     Conversely, Senesco has also established in pre-clinical studies that its apoptosis Factor 5A gene is able to kill cancer cells. Tumors arise when cells that have been targeted to undergo apoptosis are unable to do so because of an inability to activate the apoptotic pathways. When Senesco's apoptosis Factor 5A gene was introduced into RKO cells, a cell line derived from human carcinoma and COS7 cells, an immortal (cancer-like) cell line from monkeys, increased levels of apoptosis ranging from 50% to 250% were evident. Moreover, just as the senescence Factor 5A gene appears to facilitate expression of the entire suite of genes required for programmed cell death in plants, the apoptosis Factor 5A gene appears to regulate expression of a suite of genes required for programmed cell death in mammals. For example, over expression of apoptosis Factor 5A up regulates p53, an important tumor suppressor gene of apoptosis in cells with damaged DNA and also down regulates bcl 2, a suppressor of apoptosis. Because the Factor 5A gene appears to function at the "wellhead" of the apoptotic pathways, the Company believes that its gene technology has potential application as a means of combating a broad range of cancers.

RESEARCH PROGRAM

     Subsequent research initiatives include: (i) further expanding the lipase, DHS and Factor 5A gene technology in lettuce, melon and banana, and expanding the technology into a variety of other commercially viable agricultural crops such as trees and forestry products; (ii) developing transformed plants that possess new beneficial traits such as increased tolerance to disease and environmental stress; and (iii) assessing the function of the DHS and Factor 5A genes in human health through the accumulation of additional data from preclinical experiments with cell lines, mammalian tissue and animal models. The Company's strategy focuses on various plants to allow flexibility that will accommodate different plant reproduction strategies among the different sectors of the broad agricultural and horticultural markets.

     The  Company's  research  and  development  is  performed  by  third  party researchers at the direction of the Company pursuant to various research and license agreements. The primary research and development effort takes place at the University of Waterloo in Ontario, Canada, where the technology was developed, and at the University of Colorado. Additional research and development is performed in connection with the Harris Moran License, the ArborGen Agreement and the Cal/West License (each as defined below), as well as through the Joint Venture (as defined below) with Rahan Meristem Ltd. in Israel. During the fiscal years ended June 30, 2002 and June 30, 2001, the Company incurred aggregate research and development expenses of $370,191 and $479,468, respectively.

JOINT VENTURE

     On May 14, 1999, the Company entered into a joint venture agreement with Rahan Meristem Ltd., an Israeli company ("Rahan"), engaged in the worldwide export marketing of banana germ-plasma (the "Joint Venture"). Rahan accounts for approximately ten percent (10%) of the worldwide export of banana seedlings. The Company has contributed, by way of a limited, exclusive, world-wide license to the Joint Venture, access to its technology, discoveries, inventions and know-how (patentable or otherwise), pertaining to plant genes and their cognate expressed proteins that are induced during senescence for the purpose of developing, on a joint basis, genetically enhanced banana plants which will result in a banana that has a longer shelf-life. Rahan has contributed its technology, inventions and know-how with respect to banana plants. The Joint Venture is equally owned by Rahan and the Company.

     The Joint Venture applied for and received a conditional grant that totals approximately $340,000, which constitutes fifty percent (50%) of the Joint Venture's research and development budget over a four-year period, from the Israel - U.S. Binational Research and Development (the "BIRD") Foundation (the "BIRD Grant"). Such grant, along with certain royalty payments, shall only be repaid to the BIRD Foundation upon the commercial success of the Joint Venture's technology. The commercial success is measured based upon certain benchmarks and/or milestones achieved by the Joint Venture. These benchmarks are reported periodically to the

BIRD Foundation by the Joint Venture. As of June 30, 2002, Senesco has directly received a total of $67,972, of which $22,165 was received during the year ended June 30, 2002, from the BIRD Foundation for research and development expenses the Company has incurred which are associated with the research and development efforts of the Joint Venture. The Company expects to receive additional installments of the BIRD Grant as its expenditures associated with the Joint Venture increase above certain levels. The Company's portion of the Joint Venture's aggregate expenses totaled approximately $41,000 and $69,000 for the years ended June 30, 2002 and 2001, respectively, and is included in research and development expenses.

     All aspects of the Joint Venture's research and development initiative are proceeding on time, or are ahead of the original schedule laid out at the inception of the Joint Venture. Both the DHS and lipase genes have been identified and isolated in banana, and the Joint Venture is currently in the process of silencing these genes. Once silenced, the goal is to transform banana plants, thereby yielding fruit with extended shelf-life and plants which are more tolerant to disease and environmental stress. Banana plants containing Senesco's technology are expected to be tested in field plantings during the 2002 calendar year.

     Consistent with the Company's commercialization strategy, it intends to attract other companies interested in entering into strategic partnerships or joint ventures, or licensing its technology. The Harris Moran License, the ArborGen Agreement, the Cal/West License and the Joint Venture with Rahan are steps toward the execution of its strategy. However, there can be no assurance that the Company will be able to successfully implement its commercialization strategy.

AGRICULTURAL TARGET MARKETS

     The Company's technology embraces crops that are reproduced both through seeds and propagation, which are the only two means of commercial crop reproduction. Propagation is a process whereby the plant does not produce fertile seeds and must reproduce through cuttings from the parent plant, which are planted and become new plants. In order to address the complexities associated with marketing and distribution in the worldwide produce market, the Company has adopted a multi-faceted commercialization strategy, in which it plans to enter into licensing agreements or other strategic relationships with a variety of companies on a crop-by-crop basis.

     In November 2001, the Company entered into a worldwide exclusive development and license agreement (the "Harris Moran License"), with Harris Moran Seed Company ("Harris Moran"), to commercialize the Company's technology in lettuce and certain melons for an indefinite term, unless terminated by either party pursuant to the terms of the agreement. In connection with the Harris Moran License, the Company received an initial license fee of $125,000 in November 2001. Upon the completion of certain marketing and development benchmarks set forth in the Harris Moran License, the Company will receive an additional $3,875,000 in development payments over a multi-year period along with royalties upon commercial introduction.

     The developmental steps being performed by the Company and Harris Moran have all been completed on schedule with the protocol set forth in the Harris Moran License. There has been extensive genetic identification and characterization of the Company's lettuce genes in a laboratory setting. The initial lab work has produced genetically modified seed under greenhouse containment, which has been followed by substantial field trials for evaluation. These field trials represent a vital step in the process of genetic identification necessary to ultimately develop a viable commercial product. Harris Moran still foresees field trials of the selected seeds which incorporate the Company's technology in 2003.

     In June 2002, the Company entered into a three-year worldwide exclusive development and option agreement (the "ArborGen Agreement") with ArborGen, LLC ("ArborGen") to develop the Company's technology in certain species of trees. In connection with the ArborGen Agreement, the Company recorded an initial development fee of $75,000 in June 2002. Upon the completion of certain development benchmarks set forth in the ArborGen Agreement, the Company will receive an additional $225,000 in periodic development payments over the term of the ArborGen Agreement. The ArborGen Agreement also grants ArborGen an option to acquire an exclusive worldwide license to commercialize the Company's technology in other various forestry products, and upon the execution of a license agreement, the Company will receive a royalty payment from ArborGen.

     In September 2002, the Company entered into an exclusive development and license agreement (the "Cal/West License") with Cal/West Seeds ("Cal/West") to commercialize the Company's technology in certain varieties of alfalfa. The Cal/West License will continue until the expiration of the patents set forth in the agreement, unless terminated earlier by either party pursuant to the terms of the agreement. The Cal/West License also grants Cal/West an exclusive option to develop the Company's technology in various other forage crops. In connection with the execution of the Cal/West License, the Company will receive an initial fee of $10,000 from Cal/West. Upon the completion of certain development benchmarks, the Company will receive an additional $20,000 in periodic payments and upon the commercialization of certain products, the Company will receive royalty payments from Cal/West.

HUMAN HEALTH TARGET MARKETS

     The Company believes that its gene technology could have broad applicability in the human health field by either inhibiting or accelerating apoptosis. Inhibiting apoptosis may be useful in preventing or treating a wide range of diseases attributed to premature apoptosis, including stroke, heart disease, arthritis, retinal diseases (e.g., glaucoma and macular degeneration) and neurodegenerative diseases (e.g., Alzheimer's disease and Parkinson's disease). Accelerating apoptosis may be useful in preventing or treating certain forms of cancer, because the body's immune system is not always able to force cancerous cells to undergo apoptosis.

AGRICULTURAL INDUSTRY MARKET TRENDS

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

INTELLECTUAL PROPERTY

     Research and Development Agreements

     The inventor of the Company's technology, John E. Thompson, Ph.D., is the Associate Vice-President, Research and former Dean of Science at the University of Waterloo in Waterloo, Ontario, Canada, and is the Executive Vice President of Research and Development of the Company. Dr. Thompson is also a director and stockholder of the Company and owns 4.8% of the outstanding shares of the Company's common stock, $0.01 par value (the "Common Stock"), as of June 30, 2002. On September 1, 1998, Senesco entered into a three-year research and development agreement with the University of Waterloo and Dr. Thompson as the principal inventor (the "First Research and Development Agreement"). Effective September 1, 2001 and 2002, the Company extended the First Research and Development Agreement for an additional one-year period and two-year period, respectively. Effective May 1, 2002, the Company entered into a new one-year research and development agreement with the University of Waterloo and Dr. Thompson (the "Second Research and Development Agreement") (the First Research and Development Agreement and the Second Research and Development Agreement are collectively referred to herein as the "Research and Development Agreements").

     The Research and Development Agreements provide that the University of Waterloo will perform research and development under the direction of the Company, and the Company will pay for the cost of this work and make certain payments to the University of Waterloo. In return for payments made under the Research and Development Agreements, the Company has all rights to the intellectual property derived from the research. As of September 1, 2002, the Company has paid the University of Waterloo an aggregate of approximately US $1,120,000 under the First Research and Development Agreement. Under the second extension to the First Research and Development Agreement, the Company is obligated to pay Can $1,092,800, which represented approximately US $720,000 as of June 30, 2002. Under the Second Research and Development Agreement, the Company is obligated to pay Can $50,000, which represented approximately US $33,000 as of June 30, 2002. During the twelve-month periods ended June 30, 2001 and June 30, 2002, the Company spent approximately $254,347 and $348,985, respectively, in connection with the Research and Development Agreements.

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

     The Company's future research and development program focuses on the discovery and development of new gene technologies which intend to extend shelf life and to confer other positive traits on fruits, flowers, vegetables and agronomic row crops and on expanding the Company's mammalian cell research programs. Over the next twelve months, the Company plans the following research and development initiatives: (i) the development of transformed plants that possess new beneficial traits, such as protection against drought and disease, with emphasis on lettuce, melon, corn, forestry products, alfalfa and the other species described below; (ii) the development of enhanced lettuce and melon plants through the Harris Moran License; (iii) the development of enhanced trees through the ArborGen Agreement; (iv) the development of enhanced alfalfa through the Cal/West License; (v) the isolation of new genes in the Arabidopsis, tomato, lettuce, soybean, rape seed (canola) and melon plants, among others, at the University of Waterloo; (vi) the isolation of new genes in the banana plant through the Joint Venture; and (vii) assessing the function of the DHS and Factor 5A genes in mammalian tissue at the University of Waterloo and the University of Colorado. The Company may further expand its research and development program beyond the initiatives listed above.

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

     The Company has broadened the scope of its intellectual property protection by utilizing the Patent Cooperation Treaty ("PCT") to facilitate international filing and prosecution of the Patent Applications. The First Patent Application was published through the PCT in August 2000, and then between August 2001 and October 2001 was filed in Australia, Canada, China, Japan, Korea, New Zealand and Europe through the European Patent Office, which has twenty member states. Israel and Mexico are the last remaining countries in which the Company opted to file that have yet to issue a filing date. The Second Patent Application was published by the PCT in January 2001.

     The Company has filed several new Continuations in Part ("CIPs") on both the First Patent Application and the Second Patent Application to ensure, on an ongoing basis, that its intellectual property pertaining to new technological developments is appropriately protected. The Company has also drafted and filed one additional application followed by a substantial CIP, in addition to those listed above, which pertain to the possible mammalian applicability of its technology. The new application is focused on suppressing cell death as a prospective therapy for a wide range of diseases and the CIP focuses on enhancing cell death as a means of treating cancer. The Company intends to continue its strategy of enhancing these new patent applications through the addition of data as it is collected.

     There can be no assurance that patent protection will be granted with respect to all of the foregoing Patent Applications, or any other applications, or that, if granted, the validity of such patents will not be challenged. Furthermore, there can be no assurance that claims of infringement upon the proprietary rights of others will not be made, or if made, could be successfully defended against.

GOVERNMENT REGULATION

     At present, the U.S. federal government regulation of biotechnology is divided among three agencies: (i) the U.S. Department of Agriculture (the "USDA") regulates the import, field-testing and interstate movement of specific types of genetic engineering that may be used in the creation of transformed plants; (ii) the Environmental Protection Agency (the "EPA") regulates activity related to the invention of plant pesticides and herbicides, which may include certain kinds of transformed plants; and (iii) the Food and Drug Administration (the "FDA") regulates foods derived from new plant varieties. The FDA requires that transformed plants meet the same standards for safety that are required for all other plants and foods in general. Except in the case of additives that significantly alter a food's structure, the FDA does not require any additional standards or specific approval for genetically engineered foods but expects transformed plant developers to consult the FDA before introducing a new food into the market place.

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

     Other companies working in the field of apoptosis research include, among others: Cell Pathways, Inc.; Trevigen, Inc.; Idun Pharmaceuticals; Novartis; Introgen Therapeutics, Inc.; and Oncogene, Inc.

     The Company believes that its proprietary technology is unique and, therefore, places the Company at a competitive advantage in the industry. However, there can be no assurance that the Company's competitors will not develop a similar product with properties superior to its own or at greater cost-effectiveness.

MARKETING

     Based upon the Company's multi-faceted commercialization strategy described above, the Company anticipates that there may be a significant period of time before plants enhanced using the Company's technology reach consumers. Thus, the Company has not begun to actively market its technology directly to consumers, but rather, the Company has sought to establish itself within the industry through its advertising program in trade journals and a national magazine, as well as through its website and through direct communication with prospective licensees.

EMPLOYEES

     In addition to the scientists performing funded research for the Company at the University of Waterloo and the University of Colorado, as of June 30, 2002 and currently, the Company has five employees and one consultant, four of whom are executive officers and are involved in the management of the Company.

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

     Furthermore, pursuant to the Research and Development Agreements, the majority of the Company's research and development activities are conducted at the University of Waterloo under the supervision of Dr. Thompson. The Company utilizes the University's substantial research staff including graduate and post-graduate researchers.

     The Company has also undertaken preclinical apoptosis research at the University of Colorado under the supervision of Dr. Dinarello. This research is performed pursuant to specific project proposals that have agreed-upon research outlines, timelines and budgets. The Company may also contract research to additional university laboratories or to other companies in order to advance development of the Company's technology.

     The Company may hire additional employees over the next twelve months to meet needs created by possible expansion of its marketing activities and product development.

SAFE HARBOR STATEMENT

     The statements contained in this Annual Report on Form 10-KSB that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In particular, the Company's statements regarding the anticipated growth in the markets for the Company's technologies, the continued advancement of the Company's research, the approval of the Company's Patent Applications, the possibility of governmental approval in order to sell or offer for sale to the general public a genetically engineered plant or plant product, the successful implementation of the Company's commercialization strategy, including the success of the Harris Moran License, the ArborGen Agreement, the Cal/West License, the successful implementation of the Joint Venture with Rahan, the success of the Research and Development Agreements, statements relating to the Company's Patent Applications, the anticipated longer term growth of the Company's business, and the timing of the projects and trends in future operating performance are examples of such forward-looking statements. The forward-looking statements include risks and uncertainties, including, but not limited to, the timing of revenues due to the variability in size, scope and duration of research projects, regulatory delays, research study results which lead to cancellations of research projects, and other factors, including general economic conditions and regulatory developments, not within the Company's control. The factors discussed herein and expressed from time to time in the Company's filings with the Securities and Exchange

Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS, FUTURE OPERATING RESULTS AND FINANCIAL CONDITION

     The more prominent risks and uncertainties inherent in the Company's business are described below. However, additional risks and uncertainties may also impair the Company's business operations. If any of the following risks actually occur, the Company's business, financial condition or results of operations may suffer.

THE COMPANY HAS A LIMITED OPERATING HISTORY AND HAS INCURRED SUBSTANTIAL LOSSES AND EXPECTS FUTURE LOSSES.

     The Company is a developmental stage biotechnology company with a limited operating history and limited assets or capital. The Company has incurred losses each year since inception and has an accumulated deficit of $7,430,321 at June 30, 2002. The Company has generated minimal revenues by licensing certain of its technology to companies willing to share in the Company's development costs. However, the Company's technology may not be ready for widespread commercialization for several years. The Company expects to continue to incur losses over the next two to three years because it anticipates that its expenditures on research, product development, marketing and administrative activities will significantly exceed its revenues during that period. The Company cannot predict when, if ever, it will become profitable.

THE COMPANY DEPENDS ON A SINGLE PRINCIPAL INVENTION.

     The Company's primary business is the development and commercial exploitation of technology to identify, isolate, characterize, and silence genes which control the aging and death of cells in plants and mammals. The Company's future revenue and profitability critically depend upon the Company's ability to successfully develop senescence and apoptosis gene technology and later market and license such technology at a profit. The Company has conducted experiments on certain crops with favorable results and has conducted certain preliminary cell-line experiments, which have provided it with data upon which the Company has designed additional research programs. However, the Company cannot give any assurance that its technology will be commercially successful or economically viable for all crops or mammalian applications.

     In addition, no assurance can be given that adverse consequences might not result from the use of the Company's technology such as the development of negative effects on plants or mammals or reduced benefits in terms of crop yield or protection. The Company's failure to develop a commercially viable product, to obtain market acceptance of the Company's technology or to successfully commercialize such technology would have a material adverse effect on the Company's business.

THE COMPANY OUTSOURCES ALL OF ITS RESEARCH AND DEVELOPMENT ACTIVITIES.

     The Company relies on third parties to perform all of its research and development activities. The Company's primary research and development effort takes place at the University of Waterloo in Ontario, Canada, where its technology was developed, and at the University of Colorado. At this time, the Company does not have the internal capabilities to perform its research and development activities. Accordingly, the failure of third-party research partners, such as the University of Waterloo, to perform under agreements entered into with the Company, or the Company's failure to renew important research agreements with these third parties, would have a material adverse effect on the Company's ability to develop and exploit the Company's technology.

THE COMPANY HAS SIGNIFICANT FUTURE CAPITAL NEEDS.

     As of June 30, 2002, the Company had cash and highly-liquid investments valued at $4,664,678 and working capital of $3,425,367. The Company believes that it can operate according to its current business plan for at least 18 months using its available reserves. To date, the Company has generated minimal revenues and anticipates that its operating costs will exceed any revenues generated over the next several years. Therefore, the Company anticipates that it will be required to raise additional capital in the future in order to operate according to its current business plan. The Company may require additional funding in less than 18 months, and additional funding may not be available on favorable terms, if at all. In addition, in connection with such funding, if the Company needs to issue more equity securities than its certificate of incorporation currently authorizes, or more than 20% of the shares of Common Stock outstanding, the Company may need stockholder approval. If stockholder approval is not obtained or if adequate funds are not available, the Company may be required to curtail operations significantly or to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets. Investors may experience dilution in their investment from future offerings of the Company's Common Stock. For example, if the Company raises additional capital by issuing equity securities, such an issuance would reduce the percentage ownership of existing stockholders. In addition, assuming the exercise of all options and warrants granted, as of June 30, 2002, the Company had 2,301,802 shares of Common Stock authorized but unissued, which may be issued from time to time by the Company's board of directors without stockholder approval required. Furthermore, the Company may need to issue securities that have rights, preferences and privileges senior to its Common Stock. Failure to obtain financing on acceptable terms would have a material adverse effect on the Company's liquidity.

     Since inception, the Company has financed all of its operations through private equity financings. The Company's future capital requirements depend on numerous factors, including:

     o    the scope of the Company's research and development;
     o the Company's ability to attract business partners willing to share in its development costs;
     o    the Company's ability to successfully commercialize its technology;
     o    competing technological and market developments;
     o the Company's ability to enter into collaborative arrangements for the development, regulatory approval and commercialization of other products; and
     o the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights.

THE COMPANY'S BUSINESS DEPENDS ON ITS PATENTS, LICENSES AND PROPRIETARY RIGHTS AND THE ENFORCEMENT OF THESE RIGHTS.

     As a result of the substantial length of time and expense associated with developing products and bringing them to the marketplace in the agricultural and biotechnology industries, obtaining and maintaining patent and trade secret protection for technologies, products and processes is of vital importance. The success of the Company will depend in part on several factors, including, without limitation:

     o the Company's ability to obtain patent protection for technologies, products and processes;
     o    the Company's ability to preserve trade secrets; and
     o the Company's ability to operate without infringing the proprietary rights of other parties both in the United States and in foreign countries.

     The Company has filed three patent applications in the United States for its technology which is vital to its primary business, two of which have been filed internationally. The Company has also filed six Continuations in Part on these patent applications. The Company's success depends in part upon patents being granted from its pending patent applications and, if granted, the enforcement of its patent rights.

     Furthermore, although the Company believes that its technology is unique and will not violate or infringe upon the proprietary rights of any third party, there can be no assurance that such claims will not be made or if made, could be successfully defended against. If the Company does not obtain and maintain patent protection, it may face increased competition in the United States and internationally, which would have a material adverse effect on its business.

     Since patent applications in the United States are maintained in secrecy until patents are issued, and since publication of discoveries in the scientific and patent literature tend to lag behind actual discoveries by several months, the Company cannot be certain that it was the first creator of the inventions covered by its pending patent applications or that the Company was the first to file patent applications for these inventions.

     In addition, among other things, the Company cannot guarantee that:

     o    the  Company's  patent  applications  will  result in the  issuance of patents;
     o any patents issued or licensed to the Company will be free from challenge and that if challenged, would be held to be valid;
     o any patents issued or licensed to the Company will provide commercially significant protection for its technology, products and processes;
     o other companies will not independently develop substantially equivalent proprietary information which is not covered by the Company's patent rights;
     o    other companies will not obtain access to the Company's know-how;
     o other companies will not be granted patents that may prevent the sale of one or more of the Company's products; or
     o the Company will not require licensing and the payment of significant fees or royalties to third parties for the use of their intellectual property in order to enable it to conduct its business.

     If any relevant claims of third-party patents which are adverse to the Company are upheld as valid and enforceable, the Company could be prevented from commercializing its technology or could be required to obtain licenses from the owners of such patents. The Company cannot guarantee that such licenses would be available or, even if available, would be on acceptable terms.

     The Company could become involved in infringement actions to enforce and/or protect its patents, which could be very expensive. Regardless of the outcome, patent litigation is expensive and time consuming and would distract the Company's management from other activities.

     The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant problems and costs in protecting their proprietary rights in these foreign countries.

     Patent law is still evolving relative to the scope and enforceability of claims in the fields in which the Company operates. The Company is like most biotechnology companies in that its patent protection is highly uncertain and involves complex legal and technical questions for which legal principles are not yet firmly established. In addition, if issued, the Company's patents may not contain claims sufficiently broad to protect it against third parties with similar technologies or products, or provide it with any competitive advantage.

     The U.S. Patent and Trademark Office and the courts have not established a consistent policy regarding the breadth of claims allowed in biotechnology patents. The allowance of broader claims may increase the incidence and cost of patent interference proceedings and the risk of infringement litigation. On the other hand, the allowance of narrower claims may limit the value of the Company's proprietary rights.

     The Company's success also depends upon know-how, unpatentable trade secrets, and the skills, knowledge and experience of its scientific and technical personnel. As a result, the Company requires all employees to agree to a confidentiality provision that prohibits the disclosure of confidential information to anyone outside of the Company, during the term of employment and thereafter. The Company also requires all employees to disclose and assign to the Company the rights to their ideas, developments, discoveries and inventions. The Company also attempts to enter into similar agreements with its consultants, advisors and research collaborators. The Company cannot guarantee adequate protection for its trade secrets, know-how or other proprietary information against unauthorized use or disclosure. The Company occasionally provides information to research collaborators in academic institutions and requests the collaborators to conduct certain tests. The Company cannot guarantee that the academic institutions will not assert intellectual property rights in the results of the tests conducted by the research collaborators, or that the academic institutions will grant licenses under such intellectual property rights to the Company on acceptable terms or at all. If the assertion of intellectual property rights by an academic institution is substantiated, and the academic institution does not grant intellectual property rights to the Company, these events could have a material adverse effect on the Company's business and financial results.

THE COMPANY WILL HAVE TO PROPERLY MANAGE ITS GROWTH.

     As the Company's business grows, it may need to add employees and enhance its management, systems and procedures. The Company will need to successfully integrate its internal operations with the operations of its marketing partners, manufacturers, distributors and suppliers to produce and market commercially viable products. Although the Company does not presently intend to conduct research and development activities in-house, it may undertake those activities in the future. Expanding the Company's business will place a significant burden on the management and operations of the Company. The Company's failure to effectively respond to changes brought about by its growth may have a material adverse effect on its business and financial results.

THE COMPANY HAS NO MARKETING OR SALES HISTORY AND DEPENDS ON THIRD-PARTY MARKETING PARTNERS.

     The Company has no history of marketing, distributing or selling biotechnology products and is relying on its ability to successfully establish marketing partners or other arrangements with third parties to market, distribute and sell a commercially viable product both here and abroad. The Company's business plan also envisions creating strategic alliances to access needed commercialization and marketing expertise. The Company may not be able to attract qualified sub-licensees, distributors or marketing partners, and even if qualified, such marketing partners may not be able to successfully market products or human health applications developed with the Company's technology. If the Company fails to successfully establish distribution channels, or if its marketing partners fail to provide adequate levels of sales, the Company will not be able to generate significant revenue.

THE COMPANY DEPENDS ON PARTNERS TO DEVELOP AND MARKET PRODUCTS.

     At its current state of development, the Company's technology is not ready to be marketed to consumers. The Company intends to follow a multi-faceted commercialization strategy that involves the licensing of its technology to business partners for the purpose of further technological development, marketing and distribution. The Company is seeking business partners who will share the burden of its development costs while its products are still being developed, and who will pay the Company royalties when they market and distribute the Company's products upon commercialization. The establishment of joint ventures and strategic alliances may create future competitors, especially in regions abroad where the Company does not pursue patent protection. If the Company fails to establish beneficial business partners and strategic alliances, the Company's growth will suffer and its product development may be harmed.

COMPETITION IN THE AGRICULTURAL AND BIOTECHNOLOGY INDUSTRIES IS INTENSE AND TECHNOLOGY IS CHANGING RAPIDLY.

     Many agricultural and biotechnology companies are engaged in research and development activities relating to senescence and apoptosis. The market for plant protection and yield enhancement products is intensely competitive, rapidly changing and undergoing consolidation. The Company may be unable to compete successfully against its current and future competitors, which may result in price reductions, reduced margins and the inability to achieve market acceptance for the Company's products. The Company's competitors in the field of plant senescence gene technology are companies that develop and produce transgenic plants and include major international agricultural companies, specialized biotechnology companies, research and academic institutions and, potentially, the Company's joint venture and strategic alliance partners. Such companies include: Paradigm Genetics; Aventis Crop Science; Mendel Biotechnology; Bionova Holding Corporation; Renessen LLC; Exelixis Plant Sciences, Inc.; and Eden Bioscience, among others. Some of the companies involved in apoptosis research include: Cell Pathways, Inc.; Trevigen, Inc.; Idun Pharmaceuticals; Novartis; Introgen Therapeutics, Inc.; and Oncogene, Inc. Many of these competitors have substantially greater financial, marketing, sales, distribution and technical resources than the Company and have more experience in research and development, clinical trials, regulatory matters, manufacturing and marketing. The Company anticipates increased competition in the future as new companies enter the market and new technologies become available. The Company's technology may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of its competitors.

THE COMPANY'S BUSINESS IS SUBJECT TO VARIOUS GOVERNMENT REGULATION.

     At present, the U.S. federal government regulation of biotechnology is divided among three agencies: (i) the USDA regulates the import, field testing and interstate movement of specific types of genetic engineering that may be used in the creation of transgenic plants; (ii) the EPA regulates activity related to the invention of plant pesticides and herbicides, which may include certain kinds of transgenic plants; and (iii) the FDA regulates foods derived from new plant varieties. The FDA requires that transgenic plants meet the same standards for safety that are required for all other plants and foods in general. Except in the case of additives that significantly alter a food's structure, the FDA does not require any additional standards or specific approval for genetically engineered foods, but expects transgenic plant developers to consult the FDA before introducing a new food into the marketplace. Use of the Company's technology, if developed for human health applications, will also be subject to FDA regulation.

     The Company believes that its current activities, which to date have been confined to research and development efforts, do not require licensing or approval by any governmental regulatory agency. However, federal, state and foreign regulations relating to crop protection products and human health applications developed through biotechnology are subject to public concerns and political circumstances, and, as a result, regulations have changed and may change substantially in the future. Accordingly, the Company may become subject to governmental regulations or approvals or become subject to licensing requirements in connection with its research and development efforts. The Company may also be required to obtain such licensing or approval from the governmental regulatory agencies described above, or from state agencies, prior to the commercialization of its genetically transformed plants and mammalian technology. In addition, the Company's marketing partners who utilize the Company's technology or sell products grown with the Company's technology may be subject to government regulations. The imposition of unfavorable governmental regulations on the Company's technology or the failure to obtain licenses or approvals in a timely manner would have a material adverse effect on the Company's business.

THE HUMAN HEALTH APPLICATIONS OF THE COMPANY'S TECHNOLOGY ARE SUBJECT TO A LENGTHY AND UNCERTAIN REGULATORY PROCESS.

     The FDA must approve any drug or biologic product before it can be marketed in the United States. In addition, prior to being sold outside of the U.S., any products resulting from the application of the Company's mammalian technology must be approved by the regulatory agencies of foreign governments. Prior to filing a new drug application or biologics license application with the FDA, the Company would have to perform extensive preclinical testing and clinical trials, which could take several years and may require substantial expenditures. Any failure to obtain regulatory approval could delay or prevent the Company from commercializing its mammalian technology.

CLINICAL TRIALS ON THE COMPANY'S HUMAN HEALTH APPLICATIONS MAY BE UNSUCCESSFUL IN DEMONSTRATING EFFICACY AND SAFETY, WHICH COULD DELAY OR PREVENT REGULATORY APPROVAL.

     Clinical trials may reveal that the Company's mammalian technology is ineffective or harmful, which would significantly limit the possibility of obtaining regulatory approval for any drug or biologic product manufactured with its technology. The FDA requires submission of extensive preclinical, clinical and manufacturing data to assess the efficacy and safety of potential products. Furthermore, the success of preliminary studies does not ensure commercial success, and later-stage clinical trials may fail to confirm the results of the preliminary studies.

CONSUMERS MAY NOT ACCEPT THE COMPANY'S TECHNOLOGY.

     The Company cannot guarantee that consumers will accept products containing its technology. Recently, there has been consumer concern and consumer advocate activism with respect to genetically engineered consumer products. The adverse consequences from heightened consumer concern in this regard could affect the markets for the Company's proposed products and could also result in increased government regulation in response to that concern. If the public or potential customers perceive the Company's technology to be genetic modification or genetic engineering, agricultural products grown with the Company's technology may not gain market acceptance.

THE COMPANY DEPENDS ON ITS KEY PERSONNEL.

     The Company is highly dependent on its scientific advisors, consultants and third-party research partners. Dr. Thompson is the inventor of the Company's technology and the driving force behind its current research. The loss of Dr. Thompson would severely hinder the Company's technological development. The Company's success will also depend in part on the continued service of its key employees and the Company's ability to identify, hire and retain additional qualified personnel in an intensely competitive market. The Company does not maintain key person life insurance on any member of management. The failure to attract and retain key personnel could limit the Company's growth and hinder its research and development efforts.

CERTAIN PROVISIONS OF THE COMPANY'S CHARTER, BY-LAWS AND DELAWARE LAW COULD MAKE A TAKEOVER DIFFICULT.

     Certain provisions of the Company's certificate of incorporation and by-laws could make it more difficult for a third party to acquire control of the Company, even if the change in control would be beneficial to stockholders. The Company's certificate of incorporation authorizes its board of directors to issue, without stockholder approval (except as may be required by the rules of the American Stock Exchange), 5,000,000 shares of preferred stock with voting, conversion and other rights and preferences that could adversely affect the voting power or other rights of the holders of the Company's Common Stock. Similarly, the Company's by-laws do not restrict its board of directors from issuing preferred stock without stockholder approval.

     In addition, the Company is subject to the Business Combination Act of the Delaware General Corporation Law which, subject to certain exceptions, restricts certain transactions and business combinations between a corporation and a stockholder owning 15% or more of the corporation's outstanding voting stock for a period of three years from the date such stockholder becomes a 15% owner. These provisions may have the effect of delaying or preventing a change of control of the Company without action by its stockholders and, therefore, could adversely affect the value of its Common Stock.

     Furthermore, in the event of the Company's merger or consolidation with or into another corporation, or the sale of all or substantially all of the Company's assets in which the successor corporation does not assume outstanding options or issue equivalent options, the Company's board of directors is required to provide accelerated vesting of outstanding options.

THE COMPANY'S MANAGEMENT AND OTHER AFFILIATES HAVE SIGNIFICANT CONTROL OF THE COMPANY'S COMMON STOCK AND COULD CONTROL ITS ACTIONS IN A MANNER THAT CONFLICTS WITH THE COMPANY'S INTERESTS AND THE INTERESTS OF OTHER STOCKHOLDERS.

     As of June 30, 2002, the Company's executive officers, directors and affiliated entities together beneficially own approximately 51.62% of the outstanding shares of the Company's Common Stock, assuming the exercise of options and warrants which are currently exercisable, held by these stockholders. As a result, these stockholders, acting together, will be able to exercise considerable influence over matters requiring approval by the Company's stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in control of the Company, including transactions in which its stockholders might otherwise receive a premium for their shares over then current market prices.

THE COMPANY'S STOCKHOLDERS MAY EXPERIENCE SUBSTANTIAL DILUTION AS A RESULT OF OUTSTANDING OPTIONS AND WARRANTS TO PURCHASE ITS COMMON STOCK.

     As of June 30, 2002, the Company has granted options outside of its stock option plan to purchase 10,000 shares of its Common Stock and warrants to purchase 4,192,153 shares of its Common Stock. In addition, the Company has reserved 2,000,000 shares of its Common Stock for issuance upon the exercise of options granted pursuant to its stock option plan, 1,616,000 of which have been granted and 384,000 of which may be granted in the future. The exercise of these options and warrants could have a material adverse effect on the Company's stock price.

SHARES ELIGIBLE FOR PUBLIC SALE.

     As of June 30, 2002, the Company had 11,880,045 shares of its Common Stock issued and outstanding, of which approximately 8,000,000 shares are registered pursuant to a registration statement on Form S-3, which was deemed effective on June 28, 2002, and the remainder of which are in the public float. In addition, the Company will be registering 2,000,000 shares of its Common Stock underlying options granted or to be granted under its stock option plan. Consequently, sales of substantial amounts of the Company's Common Stock in the public market, or the perception that such sales could occur, may adversely affect the market price of the Company's Common Stock.

THE COMPANY'S STOCK HAS A LIMITED TRADING MARKET.

     The Company's Common Stock is quoted on the American Stock Exchange and currently has a limited trading market. The Company cannot assure that an active trading market will develop or, if developed, will be maintained. As a result, the Company's stockholders may find it difficult to dispose of shares of the Company's Common Stock and, as a result, may suffer a loss of all or a substantial portion of their investment.

THE COMPANY'S STOCK PRICE MAY FLUCTUATE.

     The market price of the Company's Common Stock may fluctuate significantly in response to a number of factors, some of which are beyond the Company's control. These factors include:

     o    quarterly variations in operating results;
     o the progress or perceived progress of the Company's research and development efforts;
     o    changes in accounting treatments or principles;
     o announcements by the Company or its competitors of new product and service offerings, significant contracts, acquisitions or strategic relationships;
     o    additions or departures of key personnel;
     o future offerings or resales of the Company's Common Stock or other securities;
     o    stock  market  price  and  volume   fluctuations  of   publicly-traded
          companies in general and development companies in particular; and
     o    general political, economic and market conditions.

IF THE COMPANY'S COMMON STOCK IS DELISTED FROM THE AMERICAN STOCK EXCHANGE, IT MAY BE SUBJECT TO THE "PENNY STOCK" REGULATIONS WHICH MAY AFFECT THE ABILITY OF THE COMPANY'S STOCKHOLDERS TO SELL THEIR SHARES.

     In general, regulations of the SEC define a "penny stock" to be an equity security that is not listed on a national securities exchange or Nasdaq and that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. If the American Stock Exchange delists the Company's Common Stock, it could be deemed a penny stock, which imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than certain qualified investors. For transactions involving a penny stock, unless exempt, a broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to the sale. In addition, the rules on penny stocks require delivery, prior to and after any penny stock transaction, of disclosures required by the SEC.

     If the Company's Common Stock were subject to the rules on penny stocks, the market liquidity for its Common Stock could be severely and adversely affected. Accordingly, the ability of holders of the Company's Common Stock to sell their shares in the secondary market may also be adversely affected.

INCREASING POLITICAL AND SOCIAL TURMOIL, SUCH AS TERRORIST AND MILITARY ACTIONS, INCREASE THE DIFFICULTY FOR THE COMPANY AND ITS STRATEGIC PARTNERS TO FORECAST ACCURATELY AND PLAN FUTURE BUSINESS ACTIVITIES.

     Recent political and social turmoil, including the terrorist attacks of September 11, 2001 and the current crisis in the Middle East, can be expected to put further pressure on economic conditions in the United States and worldwide. These political, social and economic conditions may make it difficult for the Company to plan future business activities. Specifically, if the current crisis in Israel escalates, the Company's Joint Venture could be adversely affected.

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

     All office equipment and office furniture used by the Company is in good working condition and is located at the office described above. The Company believes such equipment will suit its business needs over the next twelve months.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     From January 25, 1999 through May 16, 2002, the Company's Common Stock had been trading on the NASD OTC Bulletin Board under the symbol SENO. On May 17, 2002, the Company's Common Stock began trading on the American Stock Exchange under the symbol SNT.

     The following table sets forth the range of the high and low sales price for the Common Stock for each of the quarters since the quarter ended June 30, 2000, as reported on the NASD OTC Bulletin Board and the American Stock Exchange.(1)

                 Quarter                              Common
                  Ended                                Stock
     ------------------------------       -----------------------------
                                              High               Low
                                             --------          -------
     June 30, 2000                           $ 3.1875          $ 1.25
     September 30, 2000                      $ 4.5625          $ 1.875
     December 31, 2000                       $ 3.375           $ 1.75
     March 31, 2001                          $ 4.3125          $ 1.75
     June 30, 2001                           $ 5.00            $ 2.50
     September 30, 2001                      $ 3.08            $ 1.57
     December 31, 2001                       $ 2.99            $ 1.74
     March 31, 2002                          $ 3.13            $ 2.20
     June 30, 2002                           $ 3.55            $ 1.30

----------------

(1) In prior disclosures contained in the Company's Form 10-KSB for the year ended June 30, 2000, the Company reported the range of high and low bid quotations for its Common Stock for each of the appropriate quarters. Thereafter, the Company restated the stock prices for the quarter ended June 30, 2000 to reflect the high and low sales prices, because in accordance with the Securities and Exchange Commission's interpretation of its existing rules, the Company is permitted to report high and low sales prices. Currently, in accordance with the SEC's existing rules for exchange-traded registrants, the Company is expressly permitted to report high and low sales prices.

     As of September 19, 2002, the approximate number of holders of record of the Common Stock was 298.

     The Company has neither paid nor declared dividends on its Common Stock since its inception and does not plan to pay dividends on its Common Stock in the foreseeable future. The Company expects that any earnings, which the Company may realize, will be retained to finance the growth of the Company.

CRITICAL ACCOUNTING POLICIES

     Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission (the "SEC"), requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the Notes to Consolidated Financial Statements includes a summary of the significant accounting policies and methods used in the preparation of the Company's financial statements. The following is a brief discussion of the more significant accounting policies and methods used by the Company. In addition, Financial Reporting Release No. 61 was recently released by the SEC to require all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

     The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.

     The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by SAB 101A and 101B (collectively, "SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Under the provisions of SAB 101, the Company recognizes revenue from license and development agreements as services are provided and milestones are achieved.

     The Company measures stock-based compensation cost using APB Opinion No. 25 as is permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. In accordance with APB Opinion No. 25, the Company does not recognize a compensation cost related to the issuance of stock options granted to the Company's employees and board members under the Company's 1998 Stock Incentive Plan.

     The Company records a valuation allowance to reduce its deferred tax assets to an amount that is more likely than not to be realized. While the Company considers historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that the Company determines that it would be able to realize deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. The Company has recorded valuation allowances against its entire deferred tax assets of $2,227,000 at June 30, 2002. The valuation allowances relate primarily to the net operating loss carry forward deferred tax asset where the tax benefit of such asset is not assured.

     The Company assesses the impairment in value to its long-lived assets whenever events or circumstances indicate that their carrying value may not be recoverable. Factors considered important which could trigger an impairment review include the following:

     o    significant negative industry trends;
     o    significant underutilization of the assets; and
     o significant changes in how the Company uses the assets or plans for their use.

     If the Company determines that the future undiscounted cash flows related to these assets will not be sufficient to recover their carrying value, then the Company will reduce the carrying values of these assets down to the Company's estimate of their fair market value and will continue depreciating or amortizing them over their remaining useful lives.

     The Company does not have any off-balance sheet arrangements.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2002, the Company's cash balance and investments totaled $4,664,678, and the Company had a working capital of $3,425,367. As of June 30, 2002, the Company had a federal tax loss carry-forward of approximately $5,690,000, and a state tax loss carry-forward of approximately $3,250,000 available to offset future taxable income. There can be no assurance, however, that the Company will be able to take advantage of any or all of such tax loss carry-forwards in future fiscal years.

     During the year ended June 30, 2002 and from inception, the Company has generated revenues of $200,000 in connection with the initial fees received under the Harris Moran License and the ArborGen Agreement. Also, the Company expects to generate revenues from the Cal/West License. The Company has not been profitable since inception, will incur additional operating losses in the future, and will require additional financing to continue the development and subsequent commercialization of its technology. While the Company does not expect to generate significant revenues from the sale of products in the near future, the Company may enter into additional licensing or other agreements with marketing and distribution partners that may result in additional license fees, receive revenues from contract research, or other related revenue.

     The Company has employment agreements with certain employees, some of whom are also stockholders of the Company, which provide for a base compensation and additional amounts, as set forth in each agreement. The agreements expire between January 2003 and October 2004. As of June 30, 2002, future base compensation to be paid under the agreements through October 2004 totals $497,775.

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

     From November 2001 through April 2002, the Company consummated a series of private placements for an aggregate investment amount of approximately $7,000,000, less costs of approximately $850,000. The purchase price of one unit, which consisted of one share of Common Stock and a warrant to purchase a fraction of a share of Common Stock, was equal to $1.75 per unit.

     During the years ending June 30, 2002 and 2001, pursuant to the New Jersey Technology Tax Credit Transfer Program, the Company sold its New Jersey net operating loss tax benefit of $174,325 and $71,296 for the years ending June 30, 2000 and 1999, respectively and received net proceeds of $150,551 and $60,331, respectively, pursuant to the sale of the entire New Jersey net operating loss tax benefit for each of those years. The Company has applied to sell its New Jersey net operating loss tax benefit in the amount of approximately $151,000 for the year ended June 30, 2001. However, there can be no assurance that the Company will be approved, or if approved, that the Company will be able to sell all or part of the New Jersey net operating loss tax benefit.

     During the year ended June 30, 2002, the Company received $22,165 from the BIRD Foundation for research and development expenses that the Company has incurred in connection with the Joint Venture. In addition, the Company anticipates receiving additional funds from the BIRD Foundation in the future to assist in funding its Joint Venture. See "Item 1. Business - Joint Venture."

     In  November  2001,  the  Company   entered  into  a  worldwide   exclusive
development and license agreement with Harris Moran Seed Company to commercialize the Company's technology in lettuce and certain melons for an indefinite term, unless terminated by either party pursuant to the terms of the agreement. In connection with the Harris Moran License, the Company received an initial license fee of $125,000 in November 2001. Upon the completion of certain marketing and development benchmarks set forth in the Harris Moran License, the Company will receive an additional $3,875,000 in development payments over a multi-year period along with certain royalties upon commercial introduction.

     In June 2002, the Company entered into a three-year worldwide exclusive development and option agreement with ArborGen to develop the Company's technology in certain species of trees. In connection with the ArborGen
Agreement, the Company recorded an initial development fee of $75,000 in June 2002. Upon the completion of certain development benchmarks set forth in the ArborGen Agreement, the Company will receive an additional $225,000 in periodic development payments over the term of the ArborGen Agreement. The ArborGen Agreement also grants ArborGen an option to acquire an exclusive worldwide license to commercialize the Company's technology in various forestry products, and upon the execution of a license agreement, the Company will receive a royalty payment from ArborGen.

     In September 2002, the Company entered into an exclusive development and license agreement with Cal/West to develop the Company's technology in certain varieties of alfalfa. The Cal/West License will continue until the expiration of the patents set forth in the agreement, unless terminated earlier by either party pursuant to the terms of the agreement. The Cal/West License also grants Cal/West an exclusive option to develop the Company's technology in various other forage crops. In connection with the execution of the Cal/West License, the Company will receive an initial fee of $10,000 from Cal/West. Upon the completion of certain development benchmarks, the Company will receive an additional $20,000 in periodic payments and upon the commercialization of certain products, the Company will receive royalty payments from Cal/West.

     Consistent with the Company's commercialization strategy, the Company intends to attract other companies interested in strategic partnerships or licensing the Company's technology. There can be no assurance, however, that the Company will be successful in attracting other companies willing to form strategic partnerships or license its technology.

     The Company anticipates that, based upon it current cash balance, it will be able to fund operations for at least the next twelve months. Over the next twelve months, the Company plans to fund its research and development and commercialization activities by utilizing its current cash balance and investments and through the consummation of additional licensing agreements for the Company's technology. However, there can be no assurance that the Company will be able to enter into additional licensing agreements or achieve the milestones set forth in the Company's current licensing agreements.

FOREIGN CURRENCY RISK

     Except for the Company's Research and Development Agreements with the University of Waterloo, which is payable in Canadian dollars, the Company has no other agreements or transactions denominated in foreign currency. Thus, the Company does not believe that any fluctuations in foreign currency exchange rates would have a material impact on the Company's financial condition or results of operations.

RESEARCH AND DEVELOPMENT INITIATIVES

     The Company's future research and development programs focus on the discovery and development of new gene technologies whose goals are to: (i) extend shelf life; (ii) increase biomass; (iii) increase yield; (iv) increase resistance to environmental stress; and (v) confer other positive traits on fruits, flowers, vegetables and row crops. Over the next twelve months, the Company plans the following research and development initiatives: (i) the development of transformed plants that possess new beneficial traits, such as protection against drought and disease, with emphasis on lettuce, melon, corn, forestry products, alfalfa and the other species described below; (ii) the development of enhanced lettuce and melon plants through the Harris Moran License; (iii) the development of enhanced trees through the ArborGen Agreement;
(iv) the development of enhanced alfalfa through the Cal/West License; (v) the isolation of new genes in the Arabidopsis, tomato, lettuce, soybean, rape seed (canola) and melon plants, among others, at the University of Waterloo; and (vi) the isolation of new genes in the banana plant through the Joint Venture. Transformed plants that possess new beneficial traits such as drought and disease resistance will then be developed in each of these varieties. The Company also plans to expand its research and development initiative beyond these plants into a variety of other crops. Additionally, the Company will be expanding its research initiative to assess the function of the DHS and Factor 5A genes in animals and humans through the accumulation of additional data from preclinical experiments with cell lines, mammalian tissue and animal models being conducted at the University of Colorado.

RESULTS OF OPERATIONS

Fiscal Years ended June 30, 2002 and June 30, 2001
--------------------------------------------------

     The Company is a development stage company. Revenues for the twelve-month period ending June 20, 2002 ("Fiscal 2002"), which consist of the initial license and development payments in connection with the Harris Moran License and the ArborGen Agreement, were $200,000. The Company did not have any revenues since inception through the twelve-month period ending June 30, 2001 ("Fiscal 2001").

     Operating expenses consist of general and administrative expenses, research and development expenses and non-cash advertising, consulting and legal costs. Operating expenses for Fiscal 2002 and Fiscal 2001 were $2,314,233 and $1,971,071, respectively, an increase of $343,162 or 17.4%. This increase in operating expenses was primarily the result of an increase in non-cash advertising, consulting and legal costs, which were partially offset by a decrease in general and administrative and research and development expenses.

     General and administrative expenses consist primarily of payroll and benefits, depreciation and amortization, professional and consulting services,
investor   relations,   office  rent  and  corporate   insurance.   General  and
administrative expenses for Fiscal 2002 and Fiscal 2001 were $1,308,856 and $1,339,883, respectively, a decrease of $31,027 or 2.3%. This decrease was primarily the result of a decrease in consulting services, rent and corporate insurance, which were mostly offset by an increase in payroll, professional services and investor relations.

     Research  and  development   expenses  consist  primarily  of  professional
salaries and benefits, fees associated with the Research and Development Agreements, direct expenses charged to research and development projects and allocated overhead charged to research and development projects. Research and development expenses for Fiscal 2002 and Fiscal 2001 were $370,191 and $479,468, respectively, a decrease of $109,277 or 22.8%. This decrease was primarily the result of a decrease in the research and development costs charged by the University of Waterloo because it had inadvertently overcharged the Company approximately $40,000 during Fiscal 2001. Therefore, during Fiscal 2002, the University of Waterloo billed the Company approximately $40,000 less than it otherwise would have. Had the overcharge not occurred, research and development expenses for Fiscal 2002 and Fiscal 2001 would have been approximately $410,191 and $439,468, respectively, a decrease of $29,277 or 6.7%. This decrease was primarily the result of a decrease in the amount of fees paid to Dr. Sascha Vainstein due to the conclusion of his portion of the carnation research program, which was being conducted at Hebrew University and a reduction in fees paid to Dr. Bennett in connection with his consulting agreement with the Company.

     For Fiscal 2002 and Fiscal 2001, non-cash advertising, consulting and legal costs were $635,186 and $151,720, respectively, an increase of $483,466 or 318.7%. Such costs consist of non-employee stock options and warrants granted as consideration for certain professional consulting, legal and advertising services. This increase was primarily the result of an increase in the amount of options and warrants issued in Fiscal 2002.

     The Company has incurred losses since inception and had an accumulated deficit of $7,430,321 at June 30, 2002. The Company expects to continue to incur expenditures for research, product development and administrative activities.

     The Company does not expect to generate significant revenues from product sales for approximately the next two to three years, during which time the Company will engage in significant research and development efforts. However, the Company has entered into the Harris Moran License, the ArborGen Agreement, and the Cal/West License to develop and commercialize the Company's technology in certain varieties of lettuce, melons, trees and alfalfa. These agreements provide that, upon the achievement of certain benchmarks, the Company will receive an aggregate of $4,130,000 in development payments over a multi-year period. The Harris Moran License and the Cal/West License also provide for royalty payments to the Company upon commercial introduction. The ArborGen Agreement contains an option for ArborGen to execute a license to commercialize developed products, and upon the execution of a license agreement, the Company will receive a royalty payment from ArborGen. The license terms would include additional fees and royalties to be paid to the Company. The Cal/West License contains an option for Cal/West to develop the Company's technology in various other forage crops.

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

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements required to be filed pursuant to this Item 7 are included in this Annual Report on Form 10-KSB. A list of the financial statements filed herewith is found at "Item 13. Exhibits, List and Reports on Form 8-K."

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,  PROMOTERS   AND   CONTROL  PERSONS;
        COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The information relating to the Company's directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 10. EXECUTIVE COMPENSATION.

     The discussion under the heading "Executive Compensation" in the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The discussion under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

     (a) (1)    Financial Statements.

         Reference is made to the Index to Financial Statements on Page F-1.

     (a) (2)    Financial Statement Schedules.

         None.

     (a) (3)    Exhibits.

          Reference is made to the Exhibit Index on Page 33.

     (b)        Reports on Form 8-K.

          The Company's Current Report on Form 8-K was filed on May 20, 2002, announcing the listing of the Company's Common Stock on the American Stock Exchange, effective May 17, 2002.

          The Company's Current Report on Form 8-K was filed on July 3, 2002, announcing the posting of the letter to stockholders and the research and development update on the Company's website.

ITEM 14. CONTROLS AND PROCEDURES.

         Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of September 2002.


                                           SENESCO TECHNOLOGIES, INC.



                                           By: /s/ Bruce C. Galton
                                               ---------------------------------
                                               Bruce C. Galton, President and
                                               Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                          TITLE                      DATE
---------                          -----                      ----

/s/ Ruedi Stalder         Chairman and Director               September 30, 2002
----------------------
Ruedi Stalder


/s/ Bruce C. Galton       President and Chief Executive       September 30, 2002
----------------------    Officer (principal executive
Bruce C. Galton           officer)and Director


/s/ Joel Brooks           Chief Financial Officer             September 30, 2002
----------------------    and Treasurer (principal
Joel Brooks               financial and accounting officer)


/s/ John E. Thompson      Executive Vice President of         September 30, 2002
----------------------    Research and Development and
John  E. Thompson         Director


/s/ Christopher Forbes    Director                            September 30, 2002
----------------------
Christopher Forbes


/s/ Thomas C. Quick       Director                            September 30, 2002
----------------------
Thomas C. Quick


/s/ David Rector          Director                            September 30, 2002
----------------------
David Rector

                                 CERTIFICATIONS


     I, Bruce C. Galton, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Senesco Technologies, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 30, 2002

                                           /s/ Bruce C. Galton
                                           -------------------------------------
                                           Bruce C. Galton
                                           President and Chief Executive Officer
                                           (principal executive officer)


      I, Joel Brooks, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Senesco Technologies, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 30, 2002

                                           /s/ Joel Brooks
                                           -------------------------------------
                                           Joel Brooks
                                           Chief Financial Officer and Treasurer
                                           (principal financial and accounting
                                           officer)

                                  EXHIBIT INDEX

Exhibit
   No.                        Description of Exhibit

  2.1 Merger Agreement and Plan of Merger by and among Nava Leisure USA, Inc., an Idaho corporation, the Principal Stockholders (as defined therein), Nava Leisure Acquisition Corp., and Senesco, Inc., dated October 9, 1998. (Incorporated by reference to the Company's definitive proxy statement on Schedule 14A dated January 11, 1999.)

  2.2 Merger Agreement and Plan of Merger by and between Senesco Technologies, Inc., an Idaho corporation, and Senesco Technologies, Inc., a Delaware corporation, dated September 30, 1999. (Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended September 30, 1999.)

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

  4.1 Form of Common Stock Purchase Agreement by and among the Company and the Purchasers (as defined therein), dated May 11, 1999. (Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended March 31, 1999.)

  4.2 Form of Registration Rights Agreement by and among the Company and the Purchasers (as defined therein), dated May 11, 1999. (Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended March 31, 1999.)

  4.3 Form of Warrant with Forbes, Inc. (Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended September 30, 1999.)

  4.4 Form of Option Agreement with Kenyon & Kenyon. (Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended September 30, 1999.)

  4.5 Form of Warrant with Parenteau Corporation. (Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended December 31, 1999.)

  4.6     Form  of   Warrant   with   Strategic   Growth   International,   Inc.
          (Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended December 31, 1999.)

  4.7 Form of Warrant with Fahnestock & Co. Inc., dated March 30, 2000. (Incorporated by reference to the Company's annual report on Form 10-KSB for the period ended June 30, 2000.)

  4.8 Form of Registration Rights Agreement by and between the Company and Fahnestock & Co. Inc., dated as of March 30, 2000. (Incorporated by reference to the Company's annual report on Form 10-KSB for the period ended June 30, 2000.)

  4.9 Form of Common Stock Purchase Agreement by and among the Company and the Purchasers (as defined therein), dated as of May 31, 2000 and June 14, 2000, respectively. (Incorporated by reference to the Company's annual report on Form 10-KSB for the period ended June 30, 2000.)

  4.10 Form of Registration Rights Agreements by and among the Company and the Purchasers (as defined therein), dated May 31, 2000 and June 14, 2000, respectively. (Incorporated by reference to the Company's annual report on Form 10-KSB for the period ended June 30, 2000.)

  4.11 Form of Warrant Agreement with Fahnestock & Co. Inc., dated October 2, 2000. (Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended December 31, 2000.)

  4.12 Warrant Agreement by and between the Company and Christenson, Hutchinson, McDowell, LLC. (Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended September 30, 2001.)

  4.13 Form of Warrant issued to Stanford Venture Capital Holdings, Inc. and certain officers of Stanford Venture Capital Holdings, Inc. (with attached schedule of parties and terms thereto). (Incorporated by reference to Exhibit 4.1 of the Company's quarterly report on Form 10-QSB for the period ended December 31, 2001.)

  4.14 Form of Warrant issued to certain accredited investors (with attached schedule of parties and terms thereto). (Incorporated by reference to
          Exhibit 4.2 of the Company's quarterly report on Form 10-QSB for the period ended March 31, 2002.)

  4.15 Form of Warrant issued to Pond Equities, Inc. (with attached schedule of terms thereto). (Incorporated by reference to Exhibit 4.3 of the Company's quarterly report on Form 10-QSB for the period ended March 31, 2002.)

  4.16 Form of Warrant issued to Perrin, Holden & Davenport Capital Corp. and certain principals thereof (with attached schedule of parties and terms thereto). (Incorporated by reference to Exhibit 4.4 of the Company's quarterly report on Form 10-QSB for the period ended March 31, 2002.)

  4.17 Form of Warrant issued to certain accredited investors (with attached schedule of parties and terms thereto). (Incorporated by reference to
          Exhibit 4.2 of the Company's quarterly report on Form 10-QSB for the period ended December 31, 2002.)

  4.18 Form of Warrant issued to certain third parties for services rendered (with attached schedule of parties and terms thereto). (Incorporated by reference to Exhibit 4.3 of the Company's quarterly report on Form 10-QSB for the period ended December 31, 2002.)

  10.1 Indemnification Agreement by and between the Company and Phillip O. Escaravage, dated January 21, 1999. (Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended December 31, 1998.)

  10.2 Indemnification Agreement by and between the Company and Christopher Forbes, dated January 21, 1999. (Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended December 31, 1998.)

  10.3 Indemnification Agreement by and between the Company and Steven Katz, dated January 21, 1999. (Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended December 31, 1998.)

  10.4 Indemnification Agreement by and between the Company and Thomas C. Quick, dated February 23, 1999. (Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended March 31, 1999.)

  10.5 Indemnification Agreement by and between the Company and Ruedi Stalder, dated March 1, 1999. (Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended March 31, 1999.)

  10.6* Employment Agreement by and between Senesco, Inc. and Phillip O. Escaravage, dated January 21, 1999. (Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended December 31, 1998.)

  10.7* Employment Agreement by and between Senesco, Inc. and Sascha P. Fedyszyn, dated January 21, 1999. (Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended December 31, 1998.)

  10.8 Research Agreement by and among the Company, Dr. John E. Thompson and the University of Waterloo, dated September 1, 1998, as amended. (Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended December 31, 1998.)

  10.9* Consulting Agreement by and between the Company and John E. Thompson, Ph.D., dated July 12, 1999. (Incorporated by reference to the Company's annual report on Form 10-KSB for the period ended June 30, 2000.)

  10.10 Office lease by and between the Company and Matrix/AEW NB, LLC, dated March 16, 2001. (Incorporated by reference to the Company's quarterly report on Form 10-QSB for the period ended March 31, 2001.)

  10.11   Form  of  Promissory  Note  issued  to  Directors.   (Incorporated  by
          reference to the Company's annual report on Form 10-KSB for the period ended June 30, 2001.)

  10.12 Securities Purchase Agreement by and between the Company and Stanford Venture Capital Holdings, Inc., dated November 30, 2001. (Incorporated by reference to Exhibit 10.1 of the Company's quarterly report on Form 10-QSB for the period ended December 31, 2001.)

  10.13 Securities Purchase Agreement by and between the Company and Stanford Venture Capital Holdings, Inc., dated January 16, 2002. (Incorporated by reference to Exhibit 10.2 of the Company's quarterly report on Form 10-QSB for the period ended December 31, 2001.)

  10.14 Form of Securities Purchase Agreement by and between the Company and certain directors of the Company (with attached schedule of parties and terms thereto). (Incorporated by reference to Exhibit 10.3 of the Company's quarterly report on Form 10-QSB for the period ended December 31, 2001.)

  10.15 Form of Securities Purchase Agreement by and between the Company and certain accredited investors (with attached schedule of parties and terms thereto). (Incorporated by reference to Exhibit 10.4 of the Company's quarterly report on Form 10-QSB for the period ended December 31, 2001.)

  10.16 Form of Securities Purchase Agreement by and between the Company and certain accredited investors (with attached schedule of parties and terms thereto). (Incorporated by reference to Exhibit 10.2 of the Company's quarterly report on Form 10-QSB for the period ended March 31, 2002.)

  10.17 Form of Registration Rights Agreement by and between the Company and each of certain accredited investors (with attached schedule of parties and terms thereto). (Incorporated by reference to Exhibit 10.6 of the Company's quarterly report on Form 10-QSB for the period ended December 31, 2001.)

  10.18 Form of Registration Rights Agreement by and between the Company and each of certain accredited investors (with attached schedule of parties and terms thereto). (Incorporated by reference to Exhibit 10.4 of the Company's quarterly report on Form 10-QSB for the period ended March 31, 2002.)

  10.19*  1998  Stock   Incentive   Plan,  as  amended  on  November  29,  2001.
          (Incorporated by reference to Exhibit 10.7 of the Company's quarterly report on Form 10-QSB for the period ended December 31, 2001.)

  10.20^ License Agreement by and between the Company and Harris Moran Seed Company, dated November 19, 2001. (Incorporated by reference to
          Exhibit 10.8 of the Company's quarterly report on Form 10-QSB for the period ended December 31, 2001.)

  10.21* Employment Agreement by and between the Company and Bruce C. Galton, dated October 4, 2001. (Incorporated by reference to Exhibit 10.9 of the Company's quarterly report on Form 10-QSB for the period ended December 31, 2001.)

  10.22 Indemnification Agreement by and between the Company and Bruce C. Galton, dated October 4, 2001. (Incorporated by reference to Exhibit
          10.10 of the Company's quarterly report on Form 10-QSB for the period ended December 31, 2001.)

  10.23 Consulting Agreement by and between the Company and Alan B. Bennett, Ph.D., dated November 1, 2001 (Incorporated by reference to Exhibit
          10.11 of the Company's quarterly report on Form 10-QSB for the period ended December 31, 2001.)

  10.24 Agreement for Service on the Company's Scientific Advisory Board by and between the Company and Dr. Russell A. Jones, dated February 12, 2002. (Incorporated by reference to Exhibit 10.5 of the Company's quarterly report on Form 10-QSB for the period ended March 31, 2002.)

  10.25 Agreement for Service on the Company's Scientific Advisory Board by and between the Company and Dr. Charles A. Dinarello, dated February 12, 2002. (Incorporated by reference to Exhibit 10.6 of the Company's quarterly report on Form 10-QSB for the period ended March 31, 2002.)

  10.26 Letter Agreement by and between the Company and Perrin, Holden & Davenport Capital Corp., dated March 25, 2002. (Incorporated by reference to Exhibit 10.7 of the Company's quarterly report on Form 10-QSB for the period ended March 31, 2002.)

  10.27 Letter Agreement by and between the Company and Pond Equities, Inc., dated March 6, 2002. (Incorporated by reference to Exhibit 10.8 of the Company's quarterly report on Form 10-QSB for the period ended March 31, 2002.)

  10.28 Letter Agreement by and between the Company and Lippert/Heilshorn & Associates, Inc., dated April 18, 2002. (Incorporated by reference to
          Exhibit 10.9 of the Company's quarterly report on Form 10-QSB for the period ended March 31, 2002.)

  10.29+ Research Agreement by and among the Company, Dr. John E. Thompson and the University of Waterloo, dated May 1, 2002.

  10.30+ Financial Representation Agreement by and between the Company and Perrin, Holden & Davenport Capital Corp., dated June 26, 2002.

  10.31+# Development Agreement by and between the Company and ArborGen, LLC, dated June 28, 2002.

  21 Subsidiaries of the Registrant. (Incorporated by reference to the Company's annual report on Form 10-KSB for the period ended June 30, 1999.)

  23.1+   Consent of Goldstein Golub Kessler LLP

-----------------------
* A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 13(a) of Form 10-KSB.

+    Filed herewith.

^    The SEC granted Confidential Treatment for portions of this Exhibit.

#    Confidential Treatment has been requested for portions of this Exhibit.

                                       SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                   (a development stage company)

                                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


INDEPENDENT AUDITOR'S REPORT                                             F-2


CONSOLIDATED FINANCIAL STATEMENTS:

Balance Sheet                                                            F-3
Statement of Operations                                                  F-4
Statement of Stockholders' Equity                                     F-5 - F-7
Statement of Cash Flows                                                  F-8
Notes to Consolidated Financial Statements                            F-9 - F-20

INDEPENDENT AUDITOR'S REPORT




To the Board of Directors of
Senesco Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Senesco Technologies, Inc. and Subsidiary (a development stage company) as of June 30, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period then ended and cumulative amounts from inception to June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Senesco Technologies, Inc. and Subsidiary as of June 30, 2002, and the results of their operations and their cash flows for each of the two years in the period then ended and cumulative amounts from inception to June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.



GOLDSTEIN GOLUB KESSLER LLP
New York, New York

August 13, 2002


                                                                              SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                                                          (a development stage company)
                                                                                             CONSOLIDATED BALANCE SHEET
-----------------------------------------------------------------------------------------------------------------------
JUNE 30, 2002
-----------------------------------------------------------------------------------------------------------------------

ASSETS
Current Assets:
 Cash and cash equivalents                                                                                  $   798,711
 Short-term investments                                                                                       2,872,432
 Accounts receivable                                                                                             75,000
 Prepaid expenses and other current assets                                                                       55,772
-----------------------------------------------------------------------------------------------------------------------
     TOTAL CURRENT ASSETS                                                                                     3,801,915

Long-term Investments                                                                                           993,535

Property and Equipment, at cost, net of accumulated depreciation and
 amortization of $61,216                                                                                         79,581

Intangibles                                                                                                     347,978

Deferred Income Tax Asset, net of valuation allowance of $2,227,000                                                   -

Security Deposit                                                                                                  7,187
-----------------------------------------------------------------------------------------------------------------------
     TOTAL ASSETS                                                                                           $ 5,230,196
=======================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                                                                           $    80,201
 Accrued expenses                                                                                               296,347
-----------------------------------------------------------------------------------------------------------------------
     TOTAL CURRENT LIABILITIES                                                                                  376,548

 Grant Payable                                                                                                   67,972
-----------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES                                                                                          444,520
-----------------------------------------------------------------------------------------------------------------------

Commitments

Stockholders' Equity:
 Preferred stock - $0.01 par value; authorized 5,000,000 shares, no shares issued                                 -
 Common stock - $0.01 par value; authorized 20,000,000 shares, issued and
 outstanding 11,880,045 shares                                                                                  118,800
 Capital in excess of par                                                                                    12,157,679
 Deferred compensation related to issuance of options and warrants                                              (60,482)
 Deficit accumulated during the development stage                                                            (7,430,321)
-----------------------------------------------------------------------------------------------------------------------
     STOCKHOLDERS' EQUITY                                                                                     4,785,676
-----------------------------------------------------------------------------------------------------------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                             $ 5,230,196
=======================================================================================================================


                                                                         See Notes to Consolidated Financial Statements


                                                                  SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                                              (a development stage company)

                                                                       CONSOLIDATED STATEMENT OF OPERATIONS
-----------------------------------------------------------------------------------------------------------


                                                                                            Cumulative
                                                                Year ended June 30,        Amounts from
                                                               2002             2001        Inception
-----------------------------------------------------------------------------------------------------------
Revenue                                                     $   200,000              -    $   200,000
-----------------------------------------------------------------------------------------------------------
Operating expenses:
 General and administrative                                   1,308,856    $ 1,339,883      5,027,777
 Research and development                                       370,191        479,468      1,499,576
 Noncash advertising, consulting and legal costs                635,186        151,720      1,361,258
-----------------------------------------------------------------------------------------------------------
Total operating expenses                                      2,314,233      1,971,071      7,888,611
-----------------------------------------------------------------------------------------------------------
Loss from operations                                         (2,114,233)    (1,971,071)    (7,688,611)

Sale of state income tax loss                                   150,551         60,331        210,882

Interest income - net                                            24,263         33,749         47,408
-----------------------------------------------------------------------------------------------------------
Net loss                                                    $(1,939,419)   $(1,876,991)   $(7,430,321)
===========================================================================================================
Basic and diluted loss per common share                     $      (.20)   $      (.24)
===========================================================================================================
Basic and diluted weighted-average number
of common shares outstanding                                  9,624,563      7,872,626
===========================================================================================================

                                                             See Notes to Consolidated Financial Statements

                                                                                           SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                                                                       (a development stage company)

                                                                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED JUNE 30, 1999, 2000, 2001 AND 2002
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Deferred
                                                                                        Deficit       Compensation
                                                                                      Accumulated       Related to        Total
                                               Common Stock            Capital        During the       Issuance of     Stockholders'
                                            Number                    in Excess       Development      Options and       Equity
                                          of Shares      Amount        of Par            Stage           Warrants      (Deficiency)
------------------------------------------------------------------------------------------------------------------------------------
Common stock outstanding                  2,000,462     $ 20,005     $  (20,005)               -                -                 -

Contribution of capital                           -            -         85,179                -                -      $     85,179

Issuance of common stock in
reverse merger on January 22,
1999 at $0.01 per share                   3,400,000       34,000        (34,000)               -                -                 -

Issuance of common stock for cash
on May 21, 1999 for $2.63437 per
share                                       759,194        7,592      1,988,390                -                -         1,995,982

Issuance of common stock for
placement fees on May 21, 1999
at $0.01 per share                           53,144          531           (531)               -                -                 -

Net loss                                          -            -              -      $(1,168,995)               -        (1,168,995)
------------------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1999                  6,212,800       62,128      2,019,033       (1,168,995)               -           912,166

Fair market value of options and
warrants granted on September 7, 1999             -            -        252,578                -        $ (72,132)          180,446

Fair market value of warrants granted
on October 1, 1999                                -            -        171,400                -         (108,600)           62,800

Fair market value of warrants granted
on December 15, 1999                              -            -        331,106                -                -           331,106

Issuance of common stock for cash on
January 26, 2000 for $2.867647
per share                                    17,436          174         49,826                -                -            50,000

Issuance of common stock for cash on
January 31, 2000 for $2.87875
per share                                    34,737          347         99,653                -                -           100,000

Issuance of common stock for cash on
February 4, 2000 for $2.924582
per share                                    85,191          852        249,148                -                -           250,000

Issuance of common stock for cash on
March 15, 2000 for $2.527875
per share                                    51,428          514        129,486                -                -           130,000

Issuance of common stock for cash on
June 22, 2000 for $1.50 per share         1,471,700       14,718      2,192,833                -                -         2,207,551

                                                                                                                         (continued)

                                                                                      See Notes to Consolidated Financial Statements


                                                                                           SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                                                                       (a development stage company)

                                                                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED JUNE 30, 1999, 2000, 2001 AND 2002
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Deferred
                                                                                        Deficit       Compensation
                                                                                      Accumulated       Related to        Total
                                               Common Stock            Capital        During the       Issuance of     Stockholders'
                                            Number                    in Excess       Development      Options and       Equity
                                          of Shares      Amount        of Par            Stage           Warrants      (Deficiency)
------------------------------------------------------------------------------------------------------------------------------------
Commissions, legal and bank fees
associated with issuances for the
year ended June 30, 2000                          -            -     $ (260,595)               -               -       $   (260,595)

Net loss                                          -            -              -      $(2,444,916)              -         (2,444,916)
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2000                  7,873,292     $ 78,733      5,234,468       (3,613,911)     $ (180,732)         1,518,558

Fair market value of warrants
 granted on October 2, 2000                       -            -         80,700                -               -             80,700

Change in fair market value of
 options and warrants granted                     -            -        154,583                -         (83,563)            71,020

Net loss                                          -            -              -       (1,876,991)              -         (1,876,991)
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2001                  7,873,292       78,733      5,469,751       (5,490,902)       (264,295)          (206,713)

Fair market value of warrants
 granted on September 4, 2001                     -            -         41,800                -               -             41,800

Fair market value of warrants
 granted on October 15, 2001                      -            -         40,498                -               -             40,498

Fair market value of warrants
 granted on November 1, 2001                      -            -        138,714                -               -            138,714

Issuance of common stock and
 warrants for cash on November 30,
 2001 at $1.75 per unit                   1,142,858       11,429      1,988,571                -               -          2,000,000

Fair market value of warrants
 granted on December 1, 2001                      -            -        131,300                -               -            131,300

Fair market value of options granted
 on December l, 2001 in lieu of
 payment of expenses                              -            -        131,250                -               -            131,250

Issuance of common stock and
 warrants associated with bridge
 loan conversion on December 3, 2001        305,323        3,053        531,263                -               -            534,316

Issuance of common stock and
 warrants for cash on December 26,
 2001 at $1.75 per unit                     665,714        6,657      1,158,343                -               -          1,165,000

Fair market value of options vested
and extended on January 1, 2002                   -            -         94,146                -               -             94,146

                                                                                                                         (continued)

                                                                                      See Notes to Consolidated Financial Statements


                                                                                           SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                                                                       (a development stage company)

                                                                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED JUNE 30, 1999, 2000, 2001 AND 2002
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Deferred
                                                                                        Deficit       Compensation
                                                                                      Accumulated       Related to        Total
                                               Common Stock            Capital        During the       Issuance of     Stockholders'
                                            Number                    in Excess       Development      Options and       Equity
                                          of Shares      Amount        of Par            Stage           Warrants      (Deficiency)
------------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock and
 warrants for cash on January 16,
 2002 at $1.75 per unit                     285,715     $  2,858     $   497,142                -              -       $    500,000

Issuance of common stock and
 warrants for cash on January 23,
 2002 at $1.75 per unit                     285,714        2,857         497,143                -              -            500,000

Issuance of common stock and
 warrants for cash on February 21,
 2002 at $1.75 per unit                     100,000        1,000         174,000                -              -            175,000

Issuance of common stock and
 warrants for cash on February 27,
 2002 at $1.75 per unit                      57,143          571          99,429                -              -            100,000

Issuance of common stock and
 warrants for cash on March 12,
 2002 at $1.75 per unit                      50,000          500          87,000                -              -             87,500

Issuance of common stock and
 warrants for cash on March 15,
 2002 at $1.75 per unit                      57,143          571          99,429                -              -            100,000

Issuance of common stock and
 warrants for cash on April 12,
 2002 at $1.75 per unit                     857,143        8,571       1,491,429                -              -          1,500,000

Issuance of common stock and
 warrants for cash on April 17,
 2002 at $1.75 per unit                     200,000        2,000         348,000                -              -            350,000

Commissions, legal and bank fees
 associated with issuances for the
 year ended June 30, 2002                         -            -        (846,444)               -              -           (846,444)

Fair value of options and warrants
 vested and change in fair market
 value of options and warrants granted            -            -         (15,085)               -     $  203,813            188,728

Net loss                                          -            -               -     $ (1,939,419)             -         (1,939,419)
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2002                 11,880,045     $118,800     $12,157,679     $ (7,430,321)    $  (60,482)      $  4,785,676
===================================================================================================================================

                                                                                     See Notes to Consolidated Financial Statements


                                                                 SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                                             (a development stage company)

                                                                      CONSOLIDATED STATEMENT OF CASH FLOWS
----------------------------------------------------------------------------------------------------------
                                                                                              Cumulative
                                                                 Year ended June 30,         Amounts from
                                                                 2002           2001          Inception
----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net loss                                                   $ (1,939,419)    $ (1,876,991)   $ (7,430,321)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
   Noncash capital contribution                                        -               -           85,179
   Noncash conversion of accrued expenses into equity            131,250               -          131,250
   Issuance of common stock and warrants for interest              9,316               -            9,316
   Issuance of stock options and warrants for services           635,186         151,720        1,361,258
   Depreciation and amortization                                  24,356          24,161           71,233
   (Increase) decrease in operating assets:
    Accounts receivable                                          (75,000)              -          (75,000)
    Prepaid expenses and other current assets                    (40,218)         (6,331)         (55,772)
    Security deposit                                                   -           3,676           (7,187)
   Increase (decrease) in operating liabilities:
    Accounts payable                                             (88,721)         92,779           80,201
    Accrued expenses                                              30,615         127,144          296,347
----------------------------------------------------------------------------------------------------------
      NET CASH USED IN OPERATING ACTIVITIES                   (1,312,635)     (1,483,842)      (5,533,496)
----------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Patent costs                                                   (190,058)        (66,403)        (357,995)
 Purchase of investments, net                                 (3,865,967)              -       (3,865,967)
 Purchase of property and equipment                              (25,180)        (26,408)        (140,797)
----------------------------------------------------------------------------------------------------------
      CASH USED IN INVESTING ACTIVITIES                       (4,081,205)        (92,811)      (4,364,759)
----------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Proceeds from grant                                              22,165          35,234           67,972
 Proceeds from issuance of bridge notes                          525,000               -          525,000
 Proceeds from issuance of common stock and warrants           5,631,056               -       10,103,994
----------------------------------------------------------------------------------------------------------
      CASH PROVIDED BY FINANCING ACTIVITIES                    6,178,221          35,234       10,696,966
----------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents             784,381      (1,541,419)         798,711

Cash and cash equivalents at beginning of period                  14,330       1,555,749                -
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                  $    798,711     $    14,330     $    798,711
==========================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 Cash paid during the period for interest                   $          -     $         -     $     22,317
==========================================================================================================
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITY:

 Conversion of bridge notes into stock                      $    534,316     $         -     $    534,316
==========================================================================================================

                                                            See Notes to Consolidated Financial Statements

                                       SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                   (a development stage company)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.  PRINCIPAL       The accompanying  consolidated  financial statements include
    BUSINESS        the accounts of Senesco  Technologies,  Inc.  ("ST") and its
    ACTIVITY AND wholly owned subsidiary, Senesco, Inc. ("SI") (collectively, SUMMARY OF the "Company"). All significant intercompany accounts and
    SIGNIFICANT     transactions have been eliminated in consolidation.
    ACCOUNTING
    POLICIES:       The  Company  is a  development  stage  functional  genomics
                    company   whose  mission  is  to  enhance  the  quality  and
                    productivity  of fruits,  flowers,  vegetables and agronomic crops  through the control of aging in plants  (senescence).
                    The   Company   has  also   commenced   research   into  the
                    applicability of its technology as it relates to cell death in mammals (apoptosis).

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

                    On January 21, 1999, Nava Leisure USA, Inc. ("Nava"), an Idaho corporation and the predecessor registrant to the Company, effected a one-for-three reverse stock-split, restating the number of shares of common stock outstanding from 3,000,025 to 1,000,321. In addition, the number of authorized common stock was decreased from 50,000,000 shares, $.0005 par value, to 16,666,667 shares, $.0015 par value (the "Common Stock").

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

                    Cash equivalents consist of investments which are readily convertible into cash with original maturities of three months or less. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company believes that there is no significant credit risk with respect to these accounts.

                    The Company's investments consist of United States treasury notes and highgrade corporate and federal governmental agency debt instruments. Based on the Company's intentions regarding these instruments, the Company has classified all marketable debt securities and long-term debt investments as held-to-maturity and has accounted for these investments at amortized cost.

                                       SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                   (a development stage company)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                    Marketable securities maturing in one year or less are classified as current assets.

                    Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the assets' useful lives or the remaining term of the lease.

                    Intangible assets consist of costs related to acquiring patents, which will be amortized when the patents are issued.

                    The Company assesses the impairment in value of intangible assets whenever events or circumstances indicate that their carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include the following:

                    o significant negative industry trends

                    o significant underutilization of the assets

                    o significant  changes in how the Company uses the assets or its plans for its use.

                    If the Company's review determines that the future undiscounted cash flows related to these assets will not be sufficient to recover their carrying value, the Company will reduce the carrying values of these assets down to its estimate of fair market value and continue amortizing them over their remaining useful lives.

                    Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply when the differences are expected to be realized.

                    The Company recognizes revenue from development and progress payments in connection with license and development agreements when persuasive evidence of an arrangement exists; the fee is fixed and determinable; delivery has occurred or milestones have been achieved; and collectability is reasonably assured.

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

                    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the

                                       SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                   (a development stage company)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                    reporting period. The critical accounting policies that require management's most significant estimate and judgment are the assessment of the recoverability of intangible assets and the valuation allowance on deferred tax assets. Actual results experienced by the Company may differ from management's estimates.

                    Management does not believe that any recently issued, but yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.


2.  INVESTMENTS:    At June 30, 2002, the amortized  cost basis,  aggregate fair value, gross unrealized gains (losses) and maturity by majority security type were as follows:

                                                               Gross
                                                             Unrealized     Aggregate     Amortized
                                                             Gain (Loss)    Fair Value   Cost Basis
                    -------------------------------------------------------------------------------
                    Held-to-maturity securities:
                     Debt securities issued by United
                     States (maturing within one year)       $    (2,630)   $2,869,802   $2,872,432
                    Corporate debt securities (maturing
                     between one and two years)                    4,887       998,422      993,535
                    -------------------------------------------------------------------------------
                                                             $     2,257    $3,868,224   $3,865,967
                    ===============================================================================

                    Realized gains and losses are determined based on the specific-identification method.


3.  PROPERTY AND     Property and equipment, at cost, consists of the following:
    EQUIPMENT:


                                                                                   Estimated
                                                                                 Useful Life
                    ------------------------------------------------------------------------

                    Equipment                                   $ 52,079             4 years
                    Leasehold improvements                        23,733             5 years
                    Furniture and fixtures                        64,985             7 years
                    ------------------------------------------------------------------------
                                                                 140,797
                    Accumulated depreciation and amortization    (61,216)
                    ------------------------------------------------------------------------
                                                                $ 79,581
                    ========================================================================

                    Depreciation and amortization aggregated $24,356 and $18,264 for the years ended June 30, 2002 and 2001, respectively.

                                       SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                   (a development stage company)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.  ACCRUED         The following  are included in accrued  expenses at June 30,
    EXPENSES:       2002:

                    Accrued payroll                                                $  87,918
                    Accrued stock exchange listing fees                               51,500
                    Accrued research                                                  49,542
                    Accrued accounting                                                45,000
                    Accrued patent costs                                              22,207
                    Accrued fees associated with issuances of common stock            20,398
                    Accrued legal                                                     18,665
                    Other accrued expenses                                             1,117
                    ------------------------------------------------------------------------
                                                                                   $ 296,347
                    ========================================================================

5.  RELATED PARTY   During  the  year  ended  June  30,  1999,  a  director  and
    TRANSACTIONS:   stockholder of the Company  contributed  capital aggregating
                    $85,179. This capital was used to pay expenses of the Company.

                    During the year ended June 30, 2002, the Company issued bridge notes to certain directors of the Company in the aggregate principal amount of $525,000 (see Note 6).


6.  STOCKHOLDERS'   On May 21, 1999, the Company consummated a private placement
    EQUITY:         of 759,194 shares of its Common Stock for cash consideration
                    of  $2,000,000  less  costs  of  $4,018.   Pursuant  to  the
                    Placement  Agency  Agreement,  the  Placement  Agent  was to
                    receive $140,000 in either cash or common stock, as defined.
                    The Placement  Agent received  53,144 shares of common stock valued at $2.63437 per share for its services. In connection with the  Private  Placement,  the Company  also  executed a
                    Common  Stock  Purchase  Agreement  with each  purchaser  of
                    Common  Stock,  dated as of May 11,  1999.  Pursuant  to the
                    Stock  Purchase  Agreement,  the purchase price per share of
                    Common  Stock was  determined  by taking 80% of the  average closing  bid and ask prices of the  Company's  Common  Stock during the 20 trading  days  ending  three days prior to the closing date, as defined.  The Stock Purchase Agreement also provides for price protection  whereby upon issuance or sale by the  Company  of any  additional  Common  Stock or Common
                    Stock  equivalents  within a period of 60 days following the closing  date,  other  than  options or  warrants  currently outstanding as of the date of the Stock Purchase  Agreement, for a  consideration  per share less than the purchase price provided for in the Stock  Purchase  Agreement (the "Reduced
                    Purchase  Price"),  then the Company shall immediately issue such  additional  shares  of Common  Stock to the  purchaser which each such purchaser's  investment would have purchased at the Reduced  Purchase  Price.  In  addition,  the Company entered  into a  Registration  Rights  Agreement  with  each purchaser  dated  May  11,  1999.  The  Registration  Rights
                    Agreement   provides  for,  among  other  things,  a  demand
                    registration right beginning after January 22, 2000, as well as piggy-back registration rights for a three-year period from the closing date. Certain directors of the Company participated in the Private Placement. Specifically, such directors of the Company purchased, in the aggregate, 341,636 shares of Restricted Common Stock on the same terms and conditions as all purchasers thereunder.

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

                    In June 2000, the Company consummated a private placement of 1,471,700 shares of Common Stock for cash consideration of $2,207,551 less costs of $239,284. Pursuant to the Stock Purchase Agreements, the purchase price per share of Common Stock was equal to $1.50 per share. In addition, the Company entered into Registration Rights Agreements with each purchaser. The Registration Rights Agreements provide for, among other things, a demand registration right beginning nine months from the final Closing Date of the Placement, as well as piggy-back registration rights for a three-year period from the Closing Date. In addition, the Company has caused its directors, officers and holders of more than 5% of the outstanding shares of Common Stock of the Company to enter into Lock-up Agreements for a period of nine months from the Closing Date with the Placement Agent for the benefit of the Purchasers. A director and officer of the Company participated in this Private Placement. Specifically, such director and officer of the Company purchased, in the aggregate, 66,667 shares of Restricted Common Stock on the same terms and conditions as all purchasers hereunder.

                    In November 2001, the Company consummated a private placement (the "Stanford Private Placement"), with Stanford Venture Capital Holdings, Inc. ("Stanford") of 1,142,958
                    shares of Common Stock and warrants to purchase 1,000,000 shares of Common Stock for the aggregate cash consideration of $2,000,000. Costs associated with the Stanford Private Placement totaled $256,347. The Company did not engage a
                    placement   agent  for  the  sale  of  such

                                       SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                   (a development stage company)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                    securities. Fifty percent (50%) of the warrants were issued with an exercise price equal to $2.00 per share and fifty percent (50%) of the warrants were issued with an exercise price equal to $3.25 per share, with all such warrants vesting on the date of grant. Pursuant to the Securities Purchase Agreement, the purchase price of one unit, which consisted of one share of Common Stock and a warrant to purchase 0.875 shares of Common Stock, was equal to $1.75 per unit. In addition, the Company entered into a Registration Rights Agreement with Stanford. The Registration Rights Agreement provides, among other things, that a shelf registration statement be filed on or before June 30, 2002, as well as piggy-back registration rights for a three-year period from the date of the agreement.

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

                    Also, in November 2001, the Company initiated a private placement, as later amended in March 2002, to certain accredited investors (the "Accredited Investor Private Placement") for a minimum aggregate investment of $1,000,000 and a maximum aggregate investment of $4,000,000. For investments of less than $1,500,000, the Accredited Investor Private Placement offered units of one share of Common Stock and a warrant to purchase 0.4375 shares of Common Stock at a price equal to $1.75 per unit. For investments of $1,500,000 or greater, the Accredited Investor Private Placement offered units of one share of Common Stock and a warrant to purchase 0.875 shares of Common Stock at a price equal to $1.75 per unit. Fifty percent (50%) of the warrants were offered with an exercise price equal to $2.00 per share and fifty percent (50%) of the warrants were offered with an exercise price of $3.25 per share, with all such warrants vesting on the date of grant. From December 26, 2001 through April 17, 2002, when the Company terminated the offering, the Company entered into Securities Purchase Agreements for the aggregate amount of 1,987,143 shares of Common Stock and warrants to purchase 1,244,375 shares of Common Stock for the aggregate cash consideration of $3,477,500. Costs associated with these transactions totaled $447,236. The Company did not engage a placement agent for the sale of such securities. In addition, the Company entered into Registration Rights Agreements with the purchasers. The Registration Rights Agreements provide for, among other things, piggy-back registration rights for a three-year period from the date of each agreement.

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

                                       SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                   (a development stage company)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



                    In connection with the above private placements, on December 26, 2001 and March 15, 2002, the board of directors unanimously approved the issuance of warrants to certain entities to purchase an aggregate of 571,869 shares of Common Stock on the same terms and conditions as the warrants issued in the Accredited Investor Private Placement and warrant for an additional 18,750 shares of Common Stock at an exercise price equal to $2.00 per share.

                    Also in connection with the above private placements, in May 2002, the Company filed a registration statement with the Securities and Exchange Commission (the "SEC") to register all of its 8,102,642 shares of previously issued restricted common stock and all of its 4,202,153 previously issued warrants and options issued outside of the Company's 1998 Stock Incentive Plan. The registration statement was declared effective by the SEC on June 28, 2002 and will remain in effect, subject to the Company being in compliance with all the applicable rules and regulations, until June 28, 2004.

                    In December 2001, a director and former executive officer of the Company converted accrued consulting fees in the amount of $131,250 into options to purchase shares of the Company's Common Stock at an exercise price of $2.05 per share.

                    In 1999, the Company adopted the 1998 Stock Incentive Plan, as amended (the "Plan"), which provides for the grant of stock options and stock purchase rights to certain designated employees and certain other persons performing services for the Company, as designated by the board of directors. Pursuant to the Plan, an aggregate of 2,000,000 shares of common stock have been reserved for issuance.

                    Stock option activity under the Plan is summarized as follows:

                    Year ended June 30,                                2002                   2001
                    ---------------------------------------------------------------------------------------
                                                                           Weighted-              Weighted-
                                                                            average               average
                                                                           Exercise               Exercise
                                                                Shares       Price      Shares     Price
                    ----------------------------------------------------------------------------------------

                    Options outstanding at beginning of year     450,000    $ 3.40     432,000    $ 3.56
                    Granted                                    1,181,000      2.46      60,000      2.25
                    Expired                                      (15,000)     3.50     (42,000)     3.43
                    ----------------------------------------------------------------------------------------
                    Options outstanding at end of year         1,616,000    $ 2.63     450,000    $ 3.40
                    ========================================================================================
                    Options exercisable at end of year         1,095,666    $ 2.80     374,666    $ 3.47
                    ========================================================================================
                    Weighted-average fair value of options
                    granted during the year                    2,369,714    $ 2.46      60,000    $ 2.25
                    ========================================================================================

                                       SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                   (a development stage company)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                    The following table summarizes information about stock options outstanding at June 30, 2002:


                                                         Options Outstanding         Options Exercisable
                                                       ------------------------   -------------------------
                                                        Weighted-
                                                         average      Weighted-                    Weighted-
                                          Number        Remaining      average        Number        average
                       Range of       Outstanding at   Contractual    Exercise    Exercisable at   Exercise
                    Exercise Prices   June 30, 2002    Life (Years)    Price      June 30, 2002     Price
                    ---------------------------------------------------------------------------------------

                     $1.50 - $4.00      1,616,000          8.46         $2.63       1,095,666       $2.80
                    =======================================================================================

                    The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Options to purchase common stock have been granted at or above the fair market value of the stock on the date of grant. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost been determined based on the fair value at the grant dates for those awards consistent with the method of FASB No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                    Year ended June 30,       2002               2001
                    ------------------------------------------------------------
                    Net loss:
                     As reported          $(1,939,419)       $(1,876,991)
                    ============================================================
                    Pro forma             $(2,972,019)       $(2,009,235)
                    ============================================================
                    Loss per share:
                     As reported          $      (.20)       $      (.24)
                    ============================================================
                    Pro forma             $      (.31)       $      (.26)
                    ============================================================

                    The estimated grant date present value reflected in the above table is determined using the Black-Scholes model. The material factors incorporated in the Black-Scholes model in estimating the value of the options reflected in the above table for the years ended June 30, 2002 and 2001 include the following: (i) an exercise price equal to the fair market value of the underlying stock on the dates of grant; (ii) an option term of 5 and 10 years; (iii) a risk-free rate range of 4.24% to 5.18% and 5.46% to 5.73%, respectively, that represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term; (iv) volatility of 147.83%; and (v) no annualized dividends paid with respect to a share of Common Stock at tine date of grant. The ultimate values of the options will depend on the future price of the Company's Common Stock, which cannot be forecast with reasonable accuracy.

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

                    As of June 30, 2002, the Company had warrants outstanding for the purchase of 4,192,153 shares of Common Stock. Information on outstanding warrants is as follows:

                    Exercise Price                                      Warrants
                    ------------------------------------------------------------
                    $   3.50                                             280,000
                        3.25                                           1,791,703
                        3.19                                              30,000
                        2.15                                             110,000
                        2.00                                           1,810,450
                        1.50                                             100,000
                        1.00                                              50,000
                        0.01                                              20,000
                    ------------------------------------------------------------
                                                                       4,192,153
                    ============================================================

                    For the years ended June 30, 2002 and 2001, the Company incurred a compensation charge of $635,186 and $151,720, respectively, relating to the above warrants. As of June 30, 2002, 4,075,486 of the above warrants are exercisable.

                    The Company uses the  Black-Scholes  model to determine  the compensation charge relating to the above warrants. The material factors used in the Black-Scholes model include the following: (i) an exercise price equal to or below the fair market value of the underlying stock on the dates of grant;
                    (ii) an option term of 5 and 10 years; (iii) a risk-free rate range of 4.24% to 5.15% and 5.12% to 5.9%, respectively, that represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term; (iv) volatility of 147.83%; and (v) no annualized dividends paid with respect to a share of Common Stock at the date of grant.


7.  INCOME TAXES:   The Company files a consolidated  federal income tax return.
                    The subsidiary files separate state and local income tax returns.

                    The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

                    Year ended June 30,                         2002        2001
                    ------------------------------------------------------------
                    Federal statutory rate                      (34)%      (34)%
                    Increase in valuation allowance              34         34
                    ------------------------------------------------------------
                                                                 -0-%       -0-%
                    ============================================================

                                       SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                   (a development stage company)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                    At June 30, 2002, the deferred income tax asset consists of the following:

                    Deferred tax asset:
                     Net operating loss carryforward                $ 2,227,000
                     Valuation allowance                             (2,227,000)
                    ------------------------------------------------------------
                         Net deferred tax asset                     $     -0-
                    ============================================================

                    In December 2001 and 2000, the Company sold its entire state net operating losses for the years ended June 30, 2000 and 1999, and received net proceeds of $150,551 and $60,331, respectively.

                    At June 30, 2002, the Company has federal and state net operating loss carryforwards of approximately $5,690,000 and $3,250,000, respectively, available to offset future taxable income expiring on various dates through 2022.


8.  COMMITMENTS:    Effective  September  l, 1998,  the Company  entered  into a
                    three-year   research  and  development   agreement  with  a
                    university  that a stockholder  of the Company is affiliated with.  Pursuant to the agreement,  the  university  provides
                    research  and   development   under  the  direction  of  the
                    stockholder  and the  Company.  The  agreement  is renewable annually by the Company  which has the right of  termination upon 30 days' advance written notice. Effective September 1,
                    2001  and  2002,  the  Company  extended  the  research  and
                    development   agreement  for  an  additional   one-year  and
                    two-year period, respectively, in the amount of Can $433,700 and Can  $1,092,800,  respectively,  or  approximately  U.S.
                    $285,000  and  U.S.  $720,000,  respectively.  Research  and development  expense  for the years  ended June 30, 2002 and
                    2001   aggregated   U.S.    $254,347   and   U.S.   $348,987
                    respectively, and U.S. $1,072,964 for the cumulative period through June 30, 2002.

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

                    The  Company  has   employment   agreements   with   certain
                    employees, some of whom are also stockholders of the Company. These agreements provide for a base compensation and additional amounts, as defined. The agreements expire between January 2003 and October 2004. Future base compensation to be paid through October 2004 under the agreements as of June 30, 2002 is $497,775.

                                       SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                   (a development stage company)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



                    Effective May 18, 2001, the Company entered into a five-year lease for office space. Rent is payable in monthly installments of $2,838, subject to certain escalations. Future minimum rent payments as of June 30, 2002 are as follows:

                    Year ending June 30,

                            2003                                        $ 34,056
                            2004                                          34,056
                            2005                                          34,056
                            2006                                          28,380
                    ------------------------------------------------------------
                                                                        $130,548
                    ============================================================

                    Rent expense charged to operations for the years ended June 30, 2002 and 2001 is $37,037 and $65,726, respectively.


9.  JOINT VENTURE:  On May 14, 1999,  the Company  entered into a joint  venture agreement ("Joint Venture") with an Israeli partnership that is engaged in the worldwide marketing of genetically engineered banana plants. The purpose of the Joint Venture is to develop genetically altered banana plants which will result in a longer shelf life banana. The Joint Venture is owned 50% by the Company and 50% by the Israeli partnership. For the period from inception on May 14, 1999 to June 30, 2002, the Joint Venture had no revenue. The Company's portion of the Joint Venture's expenses approximated $41,000 and $69,000 for the years ended June 30, 2002 and 2001, respectively, and is included in research and development expenses.

                    In July 1999, the Joint Venture applied for and received a conditional grant from the Israel - United States Binational Research and Development Foundation (the "BIRD Foundation"). This agreement will allow the Joint Venture to receive $340,000 over a four-year period. Grants received from the BIRD Foundation will be paid back only upon the commercial success of the Joint Venture's technology, as defined. The Company has received a total of $67,972, of which $22,165 and $35,234 was received during the years ended June 30, 2002 and 2001, respectively, from the BIRD Foundation for research and development expenses the Company has incurred which are associated with research and development efforts of the Joint Venture.


10. LICENSE AND     In  November  2001,  the  Company  entered  into a worldwide
    DEVELOPMENT     exclusive  license  with  Harris  Moran  Seed  Company  (the
    AGREEMENTS:     "License")  to  commercialize  the  Company's  technology in lettuce and certain melons.  In connection with the License, the Company  received an initial  license fee of $125,000 in
                    November 2001. Upon the completion of certain  marketing and development benchmarks set forth in the License, the Company
                    will  receive   additional   development   payments  in  the
                    aggregate amount of $3,875,000 over a multiyear period along with royalties upon commercial introduction.

                                       SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                   (a development stage company)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                    In June 2002, the Company entered into a three-year exclusive worldwide development and option agreement with ArborGen, LLC (the "Agreement") to develop the Company's technology in certain species of trees. In July 2002, the
                    Company received an initial fee of $75,000. Upon the completion of certain development benchmarks set forth in the Agreement, the Company will receive an additional $225,000 in periodic development payments over the term of the Agreement. The Agreement also grants ArborGen, LLC an option to acquire an exclusive worldwide license to commercialize the Company's technology in various forestry products.