Form 10QSB
period 2002-12-31
SENESCO TECHNOLOGIES INC
filed 2003-02-14
CIK 1035354

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002
                          Commission File No. 001-31326

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


     State the number of shares outstanding of each of the Issuer's classes of common stock, as of January 31, 2003:

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

                                TABLE OF CONTENTS
                                -----------------

                                                                    Page
                                                                    ----
PART I.  FINANCIAL INFORMATION.

   Item 1.  Financial Statements.................................     1

      CONDENSED CONSOLIDATED BALANCE SHEET
      as of December 31, 2002 (unaudited) and June 30, 2002......     2

      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS For the
      Three  Months Ended December 31, 2002  and December 31,
      2001,  For the Six  Months Ended  December 31, 2002 and
      December 31, 2001, and  From Inception  on July 1, 1998
      through December 31, 2002 (unaudited)......................     3

      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'
      EQUITY
      From Inception on July 1, 1998 through December 31, 2002
      (unaudited)................................................     4

      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
      For  the Six Months Ended December 31, 2002  and December
      31, 2001,  and  From  Inception on  July 1, 1998  through
      December 31, 2002 (unaudited)..............................     7

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL
      STATEMENTS (unaudited).....................................     8

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations..................     11

      Overview...................................................     11

      Factors  That  May Affect Our  Business, Future  Operating
      Results and Financial Condition............................     22

      Liquidity and Capital Resources............................     32

      Changes to Critical Accounting Policies and Estimates......     35

      Results of Operations......................................     36

   Item 3.  Controls and Procedures..............................     39


PART II. OTHER INFORMATION.

   Item 2.  Changes in Securities and Use of Proceeds............     40

   Item 4.  Stockholder Vote.....................................     40

   Item 5.  Other Information....................................     41

   Item 6.  Exhibits and Reports on Form 8-K.....................     42


SIGNATURES AND CERTIFICATIONS

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

                    SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                    -----------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------


                                                                                     December 31,              June 30,
                                                                                         2002                    2002
                                                                                   ---------------         ---------------
                                                                                     (unaudited)
                                    ASSETS
                                    ------

CURRENT ASSETS:
Cash and cash equivalents.....................................................     $      436,784         $      798,711
Short-term investments........................................................          3,136,791              2,872,432
Accounts receivable...........................................................                 --                 75,000
Prepaid expenses and other current assets.....................................            217,032                 55,772
                                                                                   --------------         --------------
     Total Current Assets.....................................................          3,790,607              3,801,915

Long-term investments.........................................................                 --                993,535
Property and equipment, net...................................................             69,323                 79,581
Intangibles...................................................................            404,436                347,978
Security deposit..............................................................              7,187                  7,187
                                                                                   --------------         --------------
     TOTAL ASSETS.............................................................     $    4,271,553         $    5,230,196
                                                                                   ==============         ==============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES:
Accounts payable..............................................................     $       47,481         $       80,201
Accrued expenses..............................................................            299,201                296,347
                                                                                   --------------         --------------
       Total Current Liabilities..............................................            346,682                376,548

Grant payable.................................................................             79,061                 67,972
                                                                                   --------------         --------------
     TOTAL LIABILITIES........................................................            425,743                444,520
                                                                                   --------------         --------------

STOCKHOLDERS' EQUITY:

Preferred stock, $0.01 par value; authorized 5,000,000 shares,
   no shares issued...........................................................                 --                     --
Common stock, $0.01 par value; authorized 30,000,000 shares,
   issued and outstanding 11,880,045 shares...................................            118,800                118,800
Capital in excess of par......................................................         12,234,373             12,157,679
Deficit accumulated during the development stage..............................         (8,507,363)            (7,430,321)
Deferred compensation related to issuance of options and warrants.............                 --                (60,482)
                                                                                   --------------         --------------
   Total Stockholders' Equity.................................................          3,845,810              4,785,676
                                                                                   --------------         --------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................................     $    4,271,553         $    5,230,196
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




                                                                                                                 From Inception on
                                          For the Three     For the Three      For the Six       For the Six       July 1, 1998
                                          Months Ended      Months Ended       Months Ended     Months Ended          through
                                          December 31,      December 31,       December 31,     December 31,       December 31,
                                              2002              2001               2002             2001               2002
                                          -------------     -------------      ------------     ------------     -----------------

Revenue................................    $        --      $   125,000        $    10,000       $     125,000    $     210,000
                                         -------------    -------------       ------------      --------------  ---------------

Operating Expenses:
  General and administrative...........        398,789          395,409            762,013             676,128        5,789,790
  Research and development.............        215,803           93,821            360,087             156,976        1,859,663
  Stock based compensation.............         97,497          387,192            137,177             541,040        1,498,435
                                         -------------    -------------       ------------      --------------  ---------------
Total Operating Expenses...............        712,089          876,422          1,259,277           1,374,144        9,147,888
                                         -------------    -------------       ------------      --------------  ---------------

Loss From Operations...................       (712,089)        (751,422)        (1,249,277)         (1,249,144)      (8,937,888)


Sale of state income tax loss..........        130,952          150,551            130,952             150,551          341,834
Interest income (expense), net.........         18,727           (3,895)            41,283              (7,448)          88,691
                                           -----------      -----------       ------------      --------------    -------------
Net Loss...............................    $  (562,410)     $  (604,766)      $ (1,077,042)     $   (1,106,041)   $  (8,507,363)
                                           ===========      ===========       ============      ==============    =============

Basic and Diluted Net Loss Per Common
Share..................................    $     (0.05)     $     (0.07)      $      (0.09)     $        (0.14)
                                           ===========      ===========       ============      ==============

Basic and Diluted Weighted Average
Number of Common
Shares Outstanding.....................     11,880,045        8,403,231         11,880,045           8,138,262
                                           ===========      ===========       ============      ==============


            See Notes to Condensed Consolidated Financial Statements.

                    SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                    -----------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            --------------------------------------------------------
            FROM INCEPTION ON JULY 1, 1998 THROUGH DECEMBER 31, 2002
            --------------------------------------------------------
                                   (unaudited)


                                                                                                          Deferred
                                                                                         Deficit        Compensation
                                                                                       Accumulated     Related to the
                                                                    Capital in         During the        Issuance of
                                                                     Excess of         Development       Options and
                                            Common Stock             Par Value           Stage             Warrants         Total
                                       ----------------------     ---------------     -------------    ---------------   -----------
                                        Shares        Amount
                                        ------        ------

Common stock outstanding.............   2,000,462    $  20,005      $   (20,005)             --                    --             --

Contribution of capital..............          --           --           85,179              --                    --     $   85,179

Issuance of common stock in reverse
merger on January 22, 1999 at $0.01
per share............................   3,400,000       34,000          (34,000)             --                    --             --

Issuance of common stock for cash
on May 21, 1999 at $2.63437 per
share................................     759,194        7,592        1,988,390              --                    --      1,995,982

Issuance of common stock for
placement fees on May 21, 1999 at
$0.01 per share......................      53,144          531             (531)             --                    --             --

Fair market value of options
and warrants granted on September 7,
1999.................................          --           --          252,578              --           $   (72,132)       180,446

Fair market value of warrants granted
on October 1, 1999...................          --           --          171,400              --              (108,600)        62,800

Fair market value of warrants granted
on December 15, 1999.................          --           --          331,106              --                    --        331,106

Issuance of common stock for cash on
January 26, 2000 at $2.867647 per
share................................      17,436          174           49,826              --                    --         50,000

Issuance of common stock for cash on
January 31, 2000 at $2.87875 per
share................................      34,737          347           99,653              --                    --        100,000

Issuance of common stock for cash on
February 4, 2000 at $2.934582 per
share................................      85,191          852          249,148              --                    --        250,000

                                                                                                                    (continued)


            See Notes to Condensed Consolidated Financial Statements.

                    SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                    -----------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            --------------------------------------------------------
            FROM INCEPTION ON JULY 1, 1998 THROUGH DECEMBER 31, 2002
            --------------------------------------------------------
                                   (unaudited)


                                                                                                          Deferred
                                                                                         Deficit        Compensation
                                                                                       Accumulated       Related to
                                                                     Capital in         During the      the Issuance
                                                                      Excess of        Development       of Options
                                            Common Stock              Par Value           Stage         and Warrants        Total
                                         -------------------        ------------      -------------     -------------    -----------
                                         Shares       Amount
                                         ------       ------
Issuance of common stock for
cash on March 15, 2000 at
$2.527875 per share...................     51,428     $   514        $   129,486             --                --        $  130,000

Issuance of common stock for cash on
June 22, 2000 at $1.50 per
share.................................  1,471,700      14,718          2,192,833             --                --         2,207,551

Commissions, legal and bank fees
associated with issuances for the
year ended June 30, 2000..............         --          --           (260,595)            --                --          (260,595)

Fair market value of warrants
granted on October 2, 2000............         --          --             80,700             --                --            80,700

Fair market value of warrants
granted on September 4, 2001..........         --          --             41,800             --                --            41,800

Fair market value of warrants
granted on October 15, 2001...........         --          --             40,498             --                --            40,498

Fair market value of options and
warrants granted on November 1, 2001..         --          --            138,714             --                --           138,714

Issuance of common stock and
warrants for cash from
November 30, 2001 through
April 17, 2002........................  3,701,430      37,014          6,440,486             --                --         6,477,500

Fair market value of options
and warrants granted on December 1,
2001..................................         --          --            262,550             --                --           262,550

                                                                                                                 (continued)

            See Notes to Condensed Consolidated Financial Statements.

                    SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                    -----------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            --------------------------------------------------------
            FROM INCEPTION ON JULY 1, 1998 THROUGH DECEMBER 31, 2002
            --------------------------------------------------------
                                   (unaudited)


                                                                                                          Deferred
                                                                                          Deficit       Compensation
                                                                                        Accumulated    Related to the
                                                                      Capital in        During the       Issuance of
                                                                      Excess of         Development      Options and
                                            Common Stock              Par Value            Stage          Warrants           Total
                                        --------------------          ----------        -----------    --------------     ----------
                                        Shares        Amount
                                        ------        ------
Issuance of common stock and
warrants associated with bridge
loan conversion on December 3,
2001...............................     305,323     $   3,053        $   531,263               --                --       $ 534,316

Fair market value of options
vested and extended on January 1,
2002...............................          --            --             94,146               --                --          94,146

Commissions, legal and
bank fees associated with
issuances for the year ended
June 30, 2002......................          --            --           (846,444)              --                --        (846,444)

Fair market value of warrants
vested on October 15, 2002.........          --            --             27,832               --                --          27,832

Fair market value of warrants
vested on November 1, 2002.........          --            --             69,665               --                --          69,665

Fair value of options and warrants
vested and change in
fair value of options and warrants
granted............................          --            --            118,695               --       $   180,732         299,427

Net loss...........................          --            --                 --     $ (8,507,363)               --      (8,507,363)
                                     ----------    ----------     --------------     ------------       -----------     -----------

Balance at December 31, 2002.......  11,880,045    $  118,800     $   12,234,373     $ (8,507,363)      $        --     $ 3,845,810
                                     ==========    ==========     ==============     ============       ===========     ===========



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



                                                                                                               From Inception on
                                                                           For the Six Months Ended           July 1, 1998 through
                                                                                 December 31,                     December 31,
                                                                           2002                2001                   2002
                                                                     ----------------  ------------------    -----------------------
Cash flows from operating activities:
Net loss........................................................      $    (1,077,042)    $   (1,106,041)       $     (8,507,363)
Adjustments to reconcile net loss
  to net cash used in operating activities:
Noncash capital contribution....................................                   --                 --                  85,179
Noncash conversion of accrued expenses into equity..............                   --                 --                 131,250
Issuance of common stock and warrants for interest..............                   --              9,316                   9,316
Issuance and vesting of stock options and warrants
for services....................................................              137,177            541,040               1,498,435
Depreciation and amortization...................................               12,237             11,371                  83,470
(Increase) decrease in operating assets:
Accounts receivable.............................................               75,000                 --                      --
Prepaid expense and other current assets........................             (161,260)             6,464                (217,032)
Security deposit................................................                   --                 --                  (7,187)
Increase (decrease) in operating liabilities:
Accounts payable................................................              (32,720)          (143,774)                 47,481
Accrued expenses................................................                2,854            279,124                 299,201
                                                                      ---------------     --------------        ----------------
Net cash used in operating activities...........................           (1,043,754)          (402,500)             (6,577,250)
                                                                      ---------------     --------------        ----------------

Cash flows from investing activities:
Patent costs....................................................              (56,458)           (72,315)               (414,453)
Redemption (purchase) of investments, net.......................              729,176                 --              (3,136,791)
Purchase of property and equipment..............................               (1,980)            (9,616)               (142,776)
                                                                      ---------------     --------------        ----------------
Net cash provided by (used in) investing activities.............              670,738            (81,931)             (3,694,020)
                                                                      ---------------     --------------        ----------------

Cash flows from financing activities:
Proceeds from grant.............................................               11,089             11,051                  79,061
Proceeds from issuance of bridge notes..........................                   --            525,000                 525,000
Proceeds from issuance of common stock and warrants, net........                   --          2,750,478              10,103,993
                                                                      ---------------     --------------        ----------------
Cash provided by financing activities...........................               11,089          3,286,529              10,708,054
                                                                      ---------------     --------------        ----------------

Net increase (decrease) in cash and cash equivalents............             (361,927)         2,802,098                 436,784

Cash and cash equivalents at beginning of period................              798,711             14,330                      --
                                                                      ---------------     --------------        ----------------

Cash and cash equivalents at end of period......................      $       436,784     $    2,816,428        $        436,784
                                                                      ===============     ==============        ================

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest......................      $            --     $           --        $         22,317
                                                                      ===============     ==============        ================

Supplemental schedule of noncash financing activity:
  Conversion of bridge notes into stock.........................      $            --     $           --        $        534,316
                                                                      ===============     ==============        ================


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

     In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of December 31, 2002 and as of June 30, 2002, the results of its operations for the three-month periods ended December 31, 2002 and 2001, the results of its operations and cash flows for the six-month periods ended December 31, 2002 and 2001 and for the period from inception on July 1, 1998 through December 31, 2002.

     Interim results are not necessarily indicative of results for the full fiscal year.

     Senesco is a development stage functional genomics company whose mission is to (i) enhance the quality and productivity of fruits, flowers, vegetables and agronomic crops through the control of cell death in plants (senescence); and
(ii) develop novel approaches to treat programmed cell death diseases in humans (apoptosis) (e.g., arthritis, macular degeneration, glaucoma, heart disease, Alzheimer's disease and Parkinson's disease), which are the result of premature cell death in humans, and cancer, a group of diseases in which apoptosis is blocked. Agricultural results to date include longer shelf life of perishable produce, increased seed and biomass yield and greater tolerance to environmental stress. Mammalian results to date include determining the expression of the Company's patent pending genes in both ischemic and non-ischemic heart tissue and inducing apoptosis in human cancer cell lines derived from tumors.

NOTE 2 - LOSS PER SHARE:

     Net loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding during the period. Since September 7, 1999, the Company has had outstanding options and warrants to purchase its common stock, $0.01 par value per share (the "Common Stock"); however, for the three months ended December 31, 2002 and 2001, shares to be issued upon the exercise of options and warrants aggregating 5,838,696 and 2,064,105, respectively, at an average exercise price of $2.62 and $2.62, respectively, and for the six months ended December 31, 2002 and 2001, shares to be issued upon the exercise of options and warrants aggregating 5,828,425 and 1,462,379, respectively, at an average exercise price of $2.62 and $2.62, respectively, are not included in the computation of diluted loss per share as the effect is anti-dilutive.

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


NOTE 3 - SIGNIFICANT EVENTS:

     AUTHORIZED STOCK, STOCK INCENTIVE PLAN, OPTION AND WARRANT GRANTS

     On October 9, 2002, the Board of Directors of the Company (the "Board") approved: (i) an amendment to the Company's Certificate of Incorporation to increase the authorized shares of Common Stock available for issuance from 20,000,000 shares to 30,000,000 shares; and (ii) an amendment to the Company's 1998 Stock Incentive Plan, as amended (the "Plan"), to increase the maximum number of shares of Common Stock available for issuance under the Plan from 2,000,000 shares to 3,000,000 shares. Stockholder approval for these amendments was obtained at the Company's Annual Meeting of Stockholders held on December 13, 2002.

     On October 9, 2002, the Board unanimously approved and the Company subsequently granted options under the Plan to purchase an aggregate of 22,500 shares of Common Stock to two of the Company's executive officers at an exercise price equal to $1.65 per share, with one-third of such options becoming exercisable on each of the first, second and third anniversaries from the date of grant.

     On December 13, 2002, the Board unanimously approved and the Company subsequently granted, effective January 7, 2003: (i) options under the Plan to purchase an aggregate of 75,000 shares of Common Stock to certain members of the Board at an exercise price equal to $2.35 per share, with one-half of such options exercisable on the date of grant and one-half of such options becoming exercisable on the first anniversary from the date of grant; (ii) options under the Plan to purchase an aggregate of 57,500 shares of Common Stock to the members of the Company's Scientific Advisory Board, certain research consultants and an executive officer of the Company, at an exercise price equal to $2.35 per share, with one-third of such options becoming exercisable on each of the first, second and third anniversaries from the date of grant; and (iii) a warrant to purchase 15,000 shares of Common Stock to Forbes, Inc. at an exercise price equal to $2.35 per share, with one-third of such warrant becoming exercisable on each of the first, second and third anniversaries from the date of grant.

     CONSULTING AGREEMENTS

     On November 1, 2002, the Company entered into another one-year consulting agreement with Dr. Alan Bennett, a member of the Company's Scientific Advisory Board, who is experienced in plant transformation. The agreement provides for monthly payments of $2,400 to Dr. Bennett.

     On December 23, 2002, the Company entered into a six-month financial consulting agreement with Perrin, Holden & Davenport Capital Corp. The agreement is effective on February 1, 2003 and provides for monthly payments of $5,000.

     Effective January 1, 2003, the Company amended its consulting agreement with John E. Thompson, Ph.D., to increase the monthly payments to Dr. Thompson from $3,000 to $5,000 through June 2004.

     NEW JERSEY ECONOMIC DEVELOPMENT AUTHORITY

     In December 2002, pursuant to the New Jersey Technology Tax Credit Transfer Program (the "Program"), the Company received approval from the New Jersey Economic Development Authority (the "EDA") to sell the Company's New Jersey net operating loss tax benefit in the amount of $151,390 for the fiscal year ended June 30, 2001. In December 2002, the Company sold its entire New Jersey net operating loss tax benefit and received net proceeds of $130,952. The Company may apply to participate in the Program to sell its New Jersey net operating loss tax benefit in the amount of approximately $132,000 for the fiscal year ended June 30, 2002. An application must be submitted to the EDA by June 30, 2003. However, there can be no assurance that the Company will be approved to participate in the Program for the year ended June 30, 2002 or if approved, that the Company will be able to sell all or part of its New Jersey net operating loss tax benefit.

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

     AGRICULTURAL APPLICATIONS

     Our technology goals for agricultural applications are to: (i) extend the shelf-life of perishable plant products; (ii) produce larger and leafier crops;
(iii) increase yield in horticultural and agronomic crops; and (iv) reduce the harmful effects of environmental stress.

     Senescence is the natural aging of plant tissues. Loss of cellular membrane integrity is an early event during the senescence of all plant tissues that prompts the deterioration of fresh flowers, fruits and vegetables. This loss of integrity, which is attributable to the formation of lipid metabolites in membrane bilayers that phase-separate, causes the membranes to become leaky. A decline in cell function ensues, leading to deterioration and eventual death, or spoilage, of the tissue. A delay in senescence increases shelf-life and extends the plant's growth timeframe, which allows the plant to devote more time to the photosynthetic process. We have shown that the additional energy gained in this period leads directly to increased seed production, and therefore increases crop yield. Seed production is a vital agricultural function. For example, oil-bearing crops store oil in their seeds. We have also shown that reducing premature senescence allows the plant to allocate more energy toward growth, leading to larger plants, with increased biomass, and more leafy crops. Most recently, we have demonstrated that reducing premature senescence results in crops which exhibit increased resilience to water deprivation and salt stress. Drought and salt resistant crops may ultimately be more cost effective due to reduced loss in the field and less time spent on crop management.

     The technology presently utilized by the industry for increasing the shelf-life in certain flowers, fruits and vegetables relies on reducing ethylene biosynthesis, and hence only has application to a limited number of plants that are ethylene-sensitive.

     Our research and development focuses on the discovery and development of certain gene technologies, which are designed to confer positive traits on fruits, flowers, vegetables, forestry species and agronomic crops. To date, we have isolated and characterized the senescence-induced lipase gene, deoxyhypusine synthase, or DHS, gene and Factor 5A gene in certain species of plants. Our goal is to inhibit the expression of, or silence, these genes to delay senescence, which will in turn extend shelf-life, increase biomass, increase yield and increase resistance to environmental stress, thereby demonstrating proof of concept in each category of crop. We have licensed this technology to various strategic partners and have entered into a joint venture, and we intend to continue to license this technology to additional strategic partners and/or enter into additional joint ventures.

     We are currently working with lettuce, melon, tomato, canola, Arabidopsis, a model plant that produces oil in a manner similar to canola, banana plants, and certain species of trees and alfalfa, and have obtained proof of concept for the lipase and DHS genes in several of these plants. Also, we have initiated field trials of lettuce and bananas with our respective partners. Near-term research and development initiatives include: (i) silencing or reducing the expression of DHS and Factor 5A genes in these plants; and (ii) propagation and testing of plants with our silenced genes. We have also completed our research and development initiative in carnation flower, which yielded a 100% increase in shelf-life through the inhibition of the DHS reaction.

     HUMAN HEALTH APPLICATIONS

     Inhibiting Apoptosis
     --------------------

     We have also isolated the DHS and programmed cell death Factor 5A genes in mammalian tissue. Our preliminary research reveals that DHS and Factor 5A genes regulate apoptosis in animal and human cells. The mammalian apoptosis isoforms of the DHS and Factor 5A genes were first isolated from the ovarian tissue of rats, which undergoes apoptosis naturally at the end of the female reproductive cycle. The sequences of the mammalian apoptosis DHS and Factor 5A genes are very similar to those of the corresponding plant genes in keeping with their common functions. Moreover, inhibiting the function of the Factor 5A gene in rats has been shown to inhibit the induction of corpus luteum apoptosis. Apoptosis, as manifested by DNA fragmentation, was clearly detectable in super-ovulated control female rats within three hours of treatment with prostaglandin F2a. This hormone induces corpus luteum apoptosis naturally in mammals, but in super-ovulated animals in which the activation of Factor 5A had been inhibited, DNA fragmentation reflecting apoptosis was not apparent. Thus, just as these genes can be used to delay senescence in plants, this experiment shows that they may also be used to inhibit apoptosis in mammals. We believe that our technology has potential application as a means of controlling a broad range of diseases that are attributable to premature apoptosis, including neurodegenerative diseases, such as Alzheimer's disease and Parkinson's disease, retinal diseases, such as glaucoma and macular degeneration, heart disease, stroke and arthritis. We have commenced pre-clinical research on heart tissue samples from both ischemic and non-ischemic patients with heart disease and have found that Factor 5A is significantly upregulated in ischemic heart tissue. Ischemia is the restriction of blood supply to the heart that can result in heart attacks and damage to heart tissue. In addition, we have initiated cell-line studies for applications of our technology to glaucoma.

     Accelerating Apoptosis
     ----------------------

     Conversely, we have also established in pre-clinical studies that our apoptosis Factor 5A gene is able to kill cancer cells. Tumors arise when cells that have been targeted to undergo apoptosis are unable to do so because of an inability to activate the apoptotic pathways. When our apoptosis Factor 5A gene was introduced into RKO cells, a cell line derived from human carcinoma and COS7 cells, an immortal, cancer-like cell line from monkeys, virtually all cells expressing the Factor 5A gene underwent apoptosis. Moreover, just as the senescence Factor 5A gene appears to facilitate expression of the entire suite of genes required for programmed cell death in plants, the apoptosis Factor 5A gene appears to regulate expression of a suite of genes required for programmed cell death in mammals. For example, over expression of apoptosis Factor 5A up regulates p53, an important tumor suppressor gene that promotes apoptosis in cells with damaged DNA and also down regulates bcl 2, a suppressor of apoptosis. Because the Factor 5A gene appears to function at the initiation point of the apoptotic pathways, we believe that our gene technology has potential application as a means of combating a broad range of cancers.

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

     In October 2002, we entered into a non-exclusive sales representative agreement to market and promote our technology in the People's Republic of China. Under the terms of the agreement, we will pay a commission to the sales representative based on a percentage of the gross license fees we receive. With the assistance of the sales representative, in November 2002, we executed a non-binding letter of intent with the Tianjin Academy of Agricultural Sciences for the exclusive use of our technology in a variety of fruit and vegetable crops in China. Due to the size and scope of the proposed agreement and the complexities of doing business in China, we anticipate that our ongoing discussions will continue over the course of the next several months.

     HUMAN HEALTH TARGET MARKETS

     We believe that our gene technology could have broad applicability in the human health field, by either inhibiting or accelerating apoptosis. Inhibiting apoptosis may be useful in preventing or treating a wide range of diseases attributed to premature apoptosis, including stroke, heart disease, arthritis, retinal diseases such as glaucoma, and macular degeneration and neurodegenerative diseases such as Alzheimer's disease and Parkinson's disease. Accelerating apoptosis may be useful in treating certain forms of cancer because the body's immune system is not able to force cancerous cells to undergo apoptosis.

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

     Our competitors in the field of delaying plant senescence are companies that develop and produce transformed plants in which ethylene biosynthesis has been silenced. Such companies include, among others: Paradigm Genetics; Aventis Crop Science; Mendel Biotechnology; Bionova Holding Corporation; Renessen LLC; Exelixis Plant Sciences, Inc.; PlantGenix, Inc.; and Eden Bioscience.

     Companies working in the field of apoptosis research include, among others:
Cell Pathways, Inc.; Trevigen, Inc.; Idun Pharmaceuticals; Novartis; Introgen Therapeutics, Inc.; Genta, Inc.; and Oncogene, Inc.

     MARKETING PROGRAM

     Based upon our multi-faceted commercialization strategy, we anticipate that there may be a significant period of time before plants enhanced using our technology reach consumers. Thus, we have not begun to actively market our technology directly to consumers, but rather, we have sought to establish ourselves within the industry through advertising in a national magazine, as well as through our website and direct communication with prospective licensees.

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

     Our research and development is performed by third party researchers at our direction, pursuant to various research and license agreements. The primary research and development effort takes place at the University of Waterloo in Ontario, Canada, where the technology was developed, and at the University of Colorado. Additional research and development is performed in connection with the Harris Moran License, the ArborGen Agreement, the Cal/West License and the Tilligen Agreement, as well as through the joint venture with Rahan Meristem Ltd. in Israel. During the three months ended December 31, 2002 and December 31, 2001, we incurred aggregate research and development expenses of $215,803 and $93,821, respectively. During the six months ended December 31, 2002 and December 31, 2001, we incurred aggregate research and development expenses of $360,087 and $156,976, respectively. As of December 31, 2002, our aggregate research and development expenses since inception totaled $1,859,663.

     For the three months ended December 31, 2002, approximately 50% of our research and development expenses were incurred on mammalian research applications. Since our inception, the proportion of research and development expenses on mammalian applications has increased, as compared to plant applications. This change is primarily due to the fact that our research focus on mammalian applications has increased and some of our research costs for plant applications have shifted to our research partners.

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

     The Rahan Joint Venture applied for and received a conditional grant that totals approximately $340,000, which constitutes 50% of the Rahan Joint Venture's research and development budget over a four-year period, from the
Israel - U.S. Binational Research and Development Foundation, or BIRD Foundation, referred to herein as the BIRD Grant. Such grant, along with certain royalty payments, shall only be repaid to the BIRD Foundation upon the commercial success of the Rahan Joint Venture's technology. The commercial success is measured based upon certain benchmarks and/or milestones achieved by the Rahan Joint Venture. The Rahan Joint Venture reports these benchmarks periodically to the BIRD Foundation. As of December 31, 2002, we have directly received a total of $79,061, none of which was received during the current quarter, from the BIRD Foundation for research and development expenses we have incurred which are associated with the research and development efforts of the Rahan Joint Venture. We expect to receive additional installments of the BIRD Grant as our expenditures associated with the Rahan Joint Venture increase above certain levels. Our portion of the Rahan Joint Venture's aggregate expenses totaled approximately $15,000 and $13,000 for the six months ended December 31, 2002 and December 31, 2001, respectively, and is included in research and development expenses. As of December 31, 2002, our portion of the Rahan Joint Venture's aggregate expenses to date totaled approximately $145,000.

     All aspects of the Rahan Joint Venture's research and development initiative are proceeding on time, or are ahead of the original schedule laid out at the inception of the Rahan Joint Venture. Both the DHS and lipase genes have been identified and isolated in banana, and the Rahan Joint Venture is currently in the process of silencing these genes. The resultant plants will be tested to assess extended shelf-life of banana fruit and enhanced tolerance to environmental stress. Banana plants containing our technology are currently being tested in field trials.

     Consistent with our commercialization strategy, we intend to attract other companies interested in strategic partnerships, joint ventures or licensing our technology. The Harris Moran License, the ArborGen Agreement, the Cal/West License and the Rahan Joint Venture are the first successes toward the execution of our strategy.

     INTELLECTUAL PROPERTY

     Research and Development
     ------------------------

     The inventor of our technology, John E. Thompson, Ph.D., is the Associate Vice-President, Research and former Dean of Science at the University of Waterloo in Ontario, Canada, and is our Executive Vice President of Research and Development. Dr. Thompson is also one of our directors and owns 4.8% of the outstanding shares of our common stock, $0.01 par value, as of December 31, 2002. On September 1, 1998, we entered into a three-year research and development agreement with the University of Waterloo and Dr. Thompson as the principal inventor, referred to herein as the First Research and Development Agreement. Effective September 1, 2001 and 2002, we extended the First Research and Development Agreement for an additional one-year period and two-year period, respectively. Effective May 1, 2002, we entered into a new one-year research and development agreement with the University of Waterloo and Dr. Thompson, referred to herein as the Second Research and Development Agreement. The First Research and Development Agreement and the Second Research and Development Agreement are collectively referred to herein as the Research and Development Agreements.

     The Research and Development Agreements provide that the University of Waterloo will perform research and development under our direction, and we will pay for the cost of this work and make certain payments to the University of Waterloo. In return for payments made under the Research and Development
Agreements, we have all rights to the intellectual property derived from the research. As of December 31, 2002, we have paid the University of Waterloo an aggregate of approximately US $1,120,000 under the First Research and Development Agreement. Under the second extension to the First Research and Development Agreement, we are obligated to pay Can $1,092,800, which represented approximately US $691,000 as of December 31, 2002. Under the Second Research and Development Agreement, we are obligated to pay Can $50,000, which represented approximately US $32,000 as of December 31, 2002. During the three-month periods ended December 31, 2002 and December 31, 2001, we incurred expenses of $100,643 and $67,022, respectively, in connection with the Research and Development Agreements. During the six-month periods ended December 31, 2002 and December 31, 2001, we incurred expenses of $190,737 and $114,160, respectively, in connection with the Research and Development Agreements.

     Effective May 1, 1999, we entered into a consulting agreement for research and development with Dr. Thompson. On July 1, 2001, we renewed the consulting agreement with Dr. Thompson for an additional three-year term as provided for under the terms and conditions of the agreement. Effective January 1, 2003, the agreement was amended to provide for an increase in the monthly payments to Dr. Thompson from $3,000 to $5,000 through June 2004. The agreement shall automatically renew for an additional three-year term, unless either of the parties provides the other with written notice within six months prior to the end of the term.

     In September 2002, we entered into an exclusive worldwide collaboration agreement, referred to herein as the Tilligen Agreement, with Tilligen, Inc. to establish a research alliance to develop and commercialize certain genetically enhanced species of produce. Under the Tilligen Agreement, Tilligen will license its proprietary technology to us and will also perform certain transformation functions in order to develop seeds in certain species of produce that have been enhanced with our technology. The Tilligen Agreement will continue until the expiration of the patents set forth in the agreement, unless terminated earlier by either party pursuant to the terms of the agreement. In connection with the execution of the Tilligen Agreement, we incurred an initial research and development fee of $200,000, which is being amortized over the term of the research to be performed under the agreement. Upon the completion of certain development benchmarks, we will incur additional research and development fees, and upon commercialization of the enhanced produce, we will make certain royalty payments to Tilligen.

     Our future research and development program focuses on the discovery and development of certain gene technologies which intend to extend shelf life and to confer other positive traits on fruits, flowers, vegetables and agronomic row crops and on expanding our mammalian research programs. Over the next twelve months, we are planning the following research and development initiatives: (i) the development of plants that possess new beneficial traits, such as protection against drought, with emphasis on lettuce, melon, corn, forestry products, alfalfa and the other species described below with several entities, including Tilligen; (ii) the development of enhanced lettuce and melon plants through the Harris Moran License; (iii) the development of enhanced trees through the ArborGen Agreement; (iv) the development of enhanced alfalfa through the
Cal/West  License;  (v) the isolation of new genes in the  Arabidopsis,  tomato, lettuce, soybean, rape seed (canola) and melon plants, among others, at the University of Waterloo; (vi) the isolation of new genes in the banana plant through the Rahan Joint Venture; (vii) the transformation of seed enhanced with our technology; and (viii) assessing the function of the DHS and Factor 5A genes in human diseases at the University of Waterloo and the University of Colorado. We may further expand our research and development program beyond the initiatives listed above.

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

     We have filed  several  new  Continuations  in Part and  Divisional  Patent
Applications on both the First Patent Application and the Second Patent Application to protect our intellectual property pertaining to new technological developments. We have also filed one additional application (the "Third Patent Application") followed by a substantial Continuation in Part, in addition to those listed above, which pertain to the possible mammalian applicability of our technology. The Third Patent Application is focused on suppressing cell death as a prospective therapy for a wide range of diseases and the Continuation in Part focuses on accelerating cell death as a means of treating cancer. We have filed a second Continuation in Part on the Third Patent Application based on data we gathered in studies of ischemic heart tissue. We intend to continue our strategy of enhancing these new patent applications through the addition of data as it is collected.

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

     EMPLOYEES

     In addition to the scientists performing funded research for us at the University of Waterloo and the University of Colorado, as of December 31, 2002 and currently, we have five employees and one consultant, four of whom are executive officers and are involved in our management.

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

     We may hire additional employees over the next twelve months to meet the needs created by possible expansion of our operations.

     SAFE HARBOR STATEMENT

     The statements contained in this Quarterly Report on Form 10-QSB that are not historical facts are forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In particular, our statements regarding the anticipated growth in the markets for our technologies, the continued advancement of our research, the approval of our Patent Applications, the possibility of governmental approval in order to sell or offer for sale to the general public a genetically engineered plant or plant product, the successful implementation of our commercialization strategy, including the success of the Harris Moran License, the ArborGen Agreement, the Cal/West License, the Tilligen Agreement and the Research and Development Agreements, the successful implementation of the Rahan Joint Venture, the conversion of the letter of intent with the Tianjin Academy of Agricultural Sciences into an executed agreement, statements relating to our Patent Applications, the anticipated longer term growth of our business, and the timing of the projects and trends in future operating performance are examples of such forward-looking statements. The forward-looking statements include risks and uncertainties, including, but not limited to, the timing of revenues due to the variability in size, scope and duration of research projects, regulatory delays, research study results which lead to cancellations of research projects, and other factors, including general economic conditions and regulatory developments, not within our control. The factors discussed herein and expressed from time to time in our filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.


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

WE HAVE A LIMITED OPERATING HISTORY AND HAVE INCURRED SUBSTANTIAL LOSSES AND EXPECT FUTURE LOSSES.

     We are a developmental stage biotechnology company with a limited operating history and limited assets and capital. We have incurred losses each year since inception and have an accumulated deficit of $8,507,363 at December 31, 2002. We have generated minimal revenues by licensing certain of our technology to companies willing to share in our development costs. However, our technology may not be ready for widespread commercialization for several years. We expect to continue to incur losses over the next two to three years because we anticipate that our expenditures on research and development, commercialization and administrative activities will significantly exceed our revenues during that period. We cannot predict when, if ever, we will become profitable.

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

WE OUTSOURCE ALL OF OUR RESEARCH AND DEVELOPMENT ACTIVITIES.

     We rely on third parties to perform all of our research and development activities. Our primary research and development efforts take place at the University of Waterloo in Ontario, Canada, where our technology was developed, at the University of Colorado, at Tilligen, Inc. and with our commercial partners. At this time, we do not have the internal capabilities to perform our research and development activities. Accordingly, the failure of third-party research partners, such as the University of Waterloo, to perform under agreements entered into with us, or our failure to renew important research agreements with these third parties, would have a material adverse effect on our ability to develop and exploit our technology.

WE HAVE SIGNIFICANT FUTURE CAPITAL NEEDS.

     As of December 31, 2002, we had cash and highly-liquid investments valued at $3,573,575 and working capital of $3,443,925. We believe that we can operate according to our current business plan for at least twelve months using our available reserves. To date, we have generated minimal revenues and anticipate that our operating costs will exceed any revenues generated over the next several years. Therefore, we anticipate that we will be required to raise additional capital in the future in order to operate according to our current business plan. We may require additional funding in less than twelve months, and additional funding may not be available on favorable terms, if at all. In addition, in connection with such funding, if we need to issue more equity securities than our certificate of incorporation currently authorizes, or more than 20% of the shares of our common stock outstanding, we may need stockholder approval. If stockholder approval is not obtained or if adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. Investors may experience dilution in their investment from future offerings of our common stock. For example, if we raise additional capital by issuing equity securities, such an issuance would reduce the percentage ownership of existing stockholders. In addition, assuming the exercise of all options and warrants granted, as of December 31, 2002, we had 12,131,802 shares of common stock authorized but unissued, which may be issued from time to time by our board of directors without stockholder approval. Furthermore, we may need to issue securities that have rights, preferences and privileges senior to our common stock. Failure to obtain financing on acceptable terms would have a material adverse effect on our liquidity.

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

     We have filed three patent applications in the United States for our technology which is vital to our primary business, two of which have been filed internationally. We have also filed seven Continuations in Part on these patent applications. Our success depends in part upon patents being granted from our pending patent applications and, if granted, the enforcement of our patent rights.

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

     As of December 31, 2002, our executive officers, directors and affiliated entities together beneficially own approximately 45.9% of the outstanding shares of our common stock, assuming the exercise of options and warrants which are currently exercisable, held by these stockholders. As a result, these stockholders, acting together, will be able to exercise considerable influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

OUR STOCKHOLDERS MAY EXPERIENCE SUBSTANTIAL DILUTION AS A RESULT OF OUTSTANDING OPTIONS AND WARRANTS TO PURCHASE OUR COMMON STOCK.

     As of December 31, 2002, we have granted options outside of our stock option plan to purchase 10,000 shares of our common stock and warrants to purchase 4,207,153 shares of our common stock. In addition, as of December 31, 2002, we have reserved 3,000,000 shares of our common stock for issuance upon the exercise of options granted pursuant to our stock option plan, 1,771,000 of which have been granted and 1,229,000 of which may be granted in the future. The exercise of these options and warrants will result in dilution to our existing stockholders and could have a material adverse effect on our stock price.

SHARES ELIGIBLE FOR PUBLIC SALE.

     As of December 31, 2002, we had 11,880,045 shares of our common stock issued and outstanding, of which approximately 8,000,000 shares are registered pursuant to a registration statement on Form S-3, which was deemed effective on June 28, 2002, and the remainder of which are in the public float. In addition, we intend to register 3,000,000 shares of our common stock underlying options granted or to be granted under our stock option plan. Consequently, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, may adversely affect the market price of our common stock.

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

LIQUIDITY AND CAPITAL RESOURCES

     OVERVIEW

     As of December 31, 2002, our cash balance and investments totaled $3,573,575, and we had working capital of $3,443,925. As of December 31, 2002, we had a federal tax loss carry-forward of approximately $6,625,000 and a state tax loss carry-forward of approximately $2,525,000 to offset future taxable income. There can be no assurance, however, that we will be able to take advantage of any or all of such tax loss carry-forwards, if at all, in future fiscal years.

     FINANCING NEEDS

     We have research and development agreements with the University of Waterloo, which provide for research and development services to be performed at the direction of our company and Dr. Thompson. Effective September 1, 2002, we extended our First Research and Development Agreement for an additional two-year period, in the amount of Can $1,092,800, which represented approximately US $691,000 as of December 31, 2002. Effective May 1, 2002, we entered into a Second Research and Development for a one-year period, under which we are obligated to pay Can $50,000, which represented approximately US $32,000 as of December 31, 2002.

     In September 2002, we entered into the Tilligen Agreement, which provides us with a license to use their technology to develop and commercialize enhanced species of produce. The agreement will continue until the expiration of the patents set forth in the agreement, unless terminated earlier by either party pursuant to the terms of the agreement. In connection with the execution of the agreement, we incurred an initial fee of $200,000, which is being amortized over the term of the research to be performed under the agreement. Upon the completion of certain benchmarks, we will incur additional research and development fees and will make certain royalty payments to Tilligen.

     We lease office space in New Brunswick, New Jersey for a monthly rental fee of $2,838, subject to certain escalations for our proportionate share of increases in the building's operating costs. The lease expires in May 2006.

     We have employment agreements with certain employees, some of whom are also our stockholders, which provide for a base compensation and additional amounts, as set forth in each agreement. The agreements expire between January 2004 and October 2004. As of December 31, 2002, future base compensation to be paid under the agreements through October 2004 totals $441,875.

     We have consulting agreements with each of Dr. Thompson and Dr. Bennett, which provide for monthly payments in exchange for research and development services. The agreement with Dr. Thompson provides for monthly payments of $5,000 through June 2004, and is automatically renewable unless terminated by either party within six months prior to the end of the term. The agreement with Dr. Bennett provides for monthly payments of $2,400 until November 2003.

     In February 2002, we entered into scientific advisory board agreements with each of Dr. Russell A. Jones and Dr. Charles A. Dinarello, which provide for payments of $10,000 per year, payable in quarterly installments, to each of Drs. Jones and Dinarello, respectively, through February 28, 2005 and may be terminated by either party within 90 days written notice.

     In December 2002, we entered into a six-month financial consulting agreement with Perrin, Holden & Davenport Capital Corp. The agreement is effective on February 1, 2003 and provides for monthly payments of $5,000.

     The following table lists our cash contractual obligations as of December 31, 2002:


-------------------------------------------------------------------------------------------------------------------
                                                                Payments Due by Period

-------------------------------------------------------------------------------------------------------------------
                                                        Less than                                     More than
   Contractual Obligations            Total              1 year           1 - 3 years    4 - 5 years   5 years
-------------------------------------------------------------------------------------------------------------------
Research and Development
Agreements (1)                    $   585,668         $  355,668          $   230,000    $       --    $     --
-------------------------------------------------------------------------------------------------------------------
Facility, Rent and
Operating Leases (2)              $   113,520         $   34,056          $    68,112    $   11,352    $     --
-------------------------------------------------------------------------------------------------------------------
Employment, Consulting
and Scientific Advisory Board
Agreements (3)                    $   687,510         $  483,500          $   204,010    $       --    $     --
===================================================================================================================
Total Contractual
Cash Obligations                  $ 1,386,698         $  873,224          $   502,122    $   11,352    $     --
===================================================================================================================

(1) Certain of our research and developments agreements disclosed herein provide that payment is to be made in Canadian dollars and, therefore, the contractual obligations are subject to fluctuations in the exchange rate.

(2) The lease for our office space in New Brunswick, New Jersey is subject to certain escalations for our proportionate share of increases in the building's operating costs.

(3) Certain of our employment and consulting agreements provide for automatic renewal (which is not reflected in the table), unless terminated earlier by the parties to the respective agreements.

     We expect our capital requirements to increase significantly over the next several years as we commence new research and development efforts, increase our business and administrative infrastructure and embark on developing in-house business capabilities and facilities. Our future liquidity and capital funding requirements will depend on numerous factors, including, but not limited to, the levels and costs of our research and development initiatives and the cost and timing of the expansion of our sales and marketing efforts.

     CAPITAL RESOURCES

     Since inception, we have generated revenues of $210,000 in connection with the initial fees received under the Harris Moran License, the ArborGen Agreement and the Cal/West License, none of which was generated during the three months ended December 31, 2002. We have not been profitable since inception, we will continue to incur additional operating losses in the future, and we will require additional financing to continue the development and subsequent commercialization of our technology. While we do not expect to generate significant revenues from the sale of our products in the near future, we may
enter  into  additional   licensing  or  other
agreements with marketing and distribution partners that may result in additional license fees, receive revenues from contract research, or other related revenue.

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

     In December 2002, pursuant to the New Jersey Technology Tax Credit Transfer Program (the "Program"), we received approval from the New Jersey Economic Development Authority (the "EDA") to sell our New Jersey net operating loss tax benefit in the amount of $151,390 for the fiscal year ended June 30, 2001. In December 2002, we sold our entire New Jersey net operating loss tax benefit and received net proceeds of $130,952. We may apply to participate in the Program to sell our New Jersey net operating loss tax benefit in the amount of approximately $132,000 for the fiscal year ended June 30, 2002. An application must be submitted to the EDA by June 30, 2003. However, there can be no assurance that we will be approved to participate in the Program for the fiscal year ended June 30, 2002 or if approved, that we will be able to sell all or part of our New Jersey net operating loss tax benefit.

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


CHANGES TO CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002, as updated by our Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2002. The following sets forth changes to such critical accounting policies and estimates:

     We are amortizing the cost of an initial $200,000 non-refundable payment made under a research agreement over the estimated eighteen-month term of the project. As of December 31, 2002, $166,667, which will be amortized over the remaining estimated fifteen months of the research project, is included in the balance sheet as a prepaid expense.

     As of December 31, 2002, we have determined that the estimated future undiscounted cash flows related to our patent applications will be sufficient to recover their carrying value.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2002 and Three Months Ended December 31, 2001
-----------------------------------------------------------------------------

     We are a development stage company. We had no revenue during the three-month period ended December 31, 2002 compared to revenue of $125,000 for the three-month period ended December 31, 2001, which consisted of the initial license fee in connection with the Harris Moran License.

     Operating expenses consist of general and administrative expenses, research and development expenses and stock-based compensation. Operating expenses for the three-month periods ended December 31, 2002 and December 31, 2001 were $712,089 and $876,422, respectively, a decrease of $164,333, or 18.8%. This decrease in operating expenses was primarily the result of a decrease in stock-based compensation which was partially offset by an increase in general and administrative and research and development expenses.

     General and administrative expenses consist primarily of payroll and benefits, professional and consulting services, investor relations, office rent and corporate insurance. General and administrative expenses for the three-month periods ended December 31, 2002 and December 31, 2001 were $398,789 and
$395,409, respectively, an increase of $3,380, or 0.9%. This increase was primarily the result of an increase in payroll and benefits and investor relations, which were mostly offset by a decrease in recruiting costs, professional fees and consulting services. Professional services decreased during the three-month period ended December 31, 2002, primarily as a result of reduced legal costs in connection with the preparation of certain regulatory filings. Consulting services decreased during the three-month period ended December 31, 2002, as a result of the hiring of Mr. Galton on October 4, 2001, as our President and Chief Executive Officer. During the three-month period ended December 31, 2001, the positions of President and CEO were held by two non-employee board members and accordingly, their compensation for those functions was categorized as consulting services. The decrease in consulting services was partially offset by an increase in employee payroll and benefits during the three-month period ended December 31, 2002 as a result of the President and CEO compensation being classified as payroll instead of consulting services. In connection with our strategy to increase our recognition in the public market, expenses related to investor relations increased during the three-month period ended December 31, 2002, primarily as a result of fees incurred for our investor relations firm, listing fees for the American Stock Exchange, financial consulting fees and costs associated with presentations to various analysts, money managers and funds, all of which were not incurred during the three months ended December 31, 2001.

     Research and development expenses consist primarily of fees associated with the Research and Development Agreements, costs associated with the research being performed at the University of Colorado, amortization of the initial fee in connection with the Tilligen Agreement and consulting fees to the Scientific Advisory Board, Dr. Thompson and Dr. Bennett. Research and development expenses for the three-month periods ended December 31, 2002 and December 31, 2001 were $215,803 and $93,821, respectively, an increase of $121,982, or 130.0%. This increase was primarily the result of an increase in the research and development costs incurred in connection with the expanded research undertaken by the University of Waterloo, the implementation of our mammalian cell research programs and the implementation of new plant research being conducted in connection with the Tilligen Agreement.

     Stock-based   compensation  consists  of  non-employee  stock  options  and warrants granted and vesting as consideration for certain professional, consulting, legal and advertising services. Stock-based compensation for the three-month periods ended December 31, 2002 and December 31, 2001 was $97,497 and $387,192, respectively, a decrease of $289,695, or 74.8%. The decrease was primarily the result of a decrease in stock options granted to members of the Scientific Advisory Board and consultants and warrants granted to certain financial advisors during the three-month period ending December 31, 2002.

Six Months Ended December 31, 2002 and Six Months Ended December 31, 2001
-------------------------------------------------------------------------

     We are a development stage company. Revenue for the six-month period ended December 31, 2002 was $10,000, which represented the initial license fee in connection with the Cal/West License. Revenue for the six-month period ended December 31, 2001 was $125,000, which represented the initial license fee in connection with the Harris Moran License.

     Operating expenses consist of general and administrative expenses, research and development expenses and stock-based compensation. Operating expenses for the six-month periods ended December 31, 2002 and December 31, 2001 were $1,259,277 and $1,374,144, respectively, a decrease of $114,867, or 8.4%. This decrease in operating expenses was primarily the result of a decrease in stock-based compensation which was mostly offset by an increase in general and administrative and research and development expenses.

     General and administrative expenses consist primarily of payroll and benefits, professional and consulting services, investor relations, office rent and corporate insurance. General and administrative expenses for the six-month periods ended December 31, 2002 and December 31, 2001 were $762,013 and
$676,128, respectively, an increase of $85,885, or 12.7%. This increase was primarily the result of an increase in payroll and benefits and investor relations, which were partially offset by a decrease in consulting services and recruiting costs. Consulting services decreased during the six-month period ended December 31, 2002, as a result of the hiring of Mr. Galton on October 4, 2001, as our President and Chief Executive Officer. During the six-month period ended December 31, 2001, the positions of President and CEO were held by two non-employee board members and accordingly, their compensation for those functions was categorized as consulting services. The decrease in consulting services was partially offset by an increase in employee payroll and benefits during the six-month period ended December 31, 2002 as a result of the President and CEO compensation being classified as payroll instead of consulting services. In connection with our strategy to increase our recognition in the public market, expenses related to investor relations increased during the six-month period ended December 31, 2002, primarily as a result of fees incurred for our investor relations firm, listing fees for the American Stock Exchange, financial consulting fees and costs associated with presentations to various analysts, money managers and funds, all of which were not incurred during the six months ended December 31, 2001.

     Research and development expenses consist primarily of fees associated with the Research and Development Agreements, costs associated with the research being performed at the University of Colorado, amortization of the initial fee in connection with the Tilligen Agreement and consulting fees to the Scientific Advisory Board, Dr. Thompson and Dr. Bennett. Research and development expenses for the six-month periods ended December 31, 2002 and December 31, 2001 were $360,087 and $156,976, respectively, an increase of $203,111, or 129.4%. This increase was primarily the result of an increase in the research and development costs incurred in connection with research undertaken by the University of Waterloo and the implementation of our mammalian cell research programs. The increase in costs incurred in connection with the research undertaken by the University of Waterloo was primarily due to an inadvertent overcharge of approximately $40,000 during the year ended June 30, 2001. Had the overcharge not occurred, research and development expenses for the six month period ended December 31, 2001 would have been approximately $206,976. Therefore, had the overcharge not occurred, research and development expenses for the six-month period ended December 31, 2002 would have increased by $153,111, or 97.5%, from the six-month period ended December 31, 2001. This increase was the result of the implementation of our mammalian cell research programs and the implementation of new plant research being conducted in connection with the Tilligen Agreement.

     Stock-based   compensation  consists  of  non-employee  stock  options  and warrants granted and vesting as consideration for certain professional, consulting, legal and advertising services. Stock-based compensation for the six-month periods ended December 31, 2002 and December 31, 2001 was $137,177 and $541,040, respectively, a decrease of $403,863, or 74.6%. The decrease was primarily the result of a decrease in stock options granted to members of the Scientific Advisory Board and consultants and warrants granted to certain financial advisors during the six months ending December 31, 2002.

Period From Inception on July 1, 1998 through December 31, 2002
---------------------------------------------------------------

     We are a development stage company. From inception of operations on July 1, 1998 through December 31, 2002, we had revenues of $210,000, which consisted of the initial license fees in connection with our various development and license agreements.

     We have incurred losses each year since inception and have an accumulated deficit of $8,507,363 at December 31, 2002. We expect to continue to incur losses as a result of expenditures on research, product development and administrative activities.

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

                           PART II. OTHER INFORMATION.
                           --------------------------

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On October 9, 2002, pursuant to our 1998 Stock Incentive Plan, as amended, we granted options to purchase an aggregate of 22,500 shares of our common stock to two of our executive officers at an exercise price equal to $1.65 per share, with one-third of such options becoming exercisable on each of the first, second and third anniversaries from the date of grant.

     On December 13, 2002, our Board of Directors unanimously approved and we subsequently granted, effective January 7, 2003: (i) options under the plan to purchase an aggregate of 75,000 shares of common stock to certain members of our Board of Directors at an exercise price equal to $2.35 per share, with one-half of such options exercisable on the date of grant and one-half of such options becoming exercisable on the first anniversary from the date of grant; (ii) options under the plan to purchase an aggregate of 57,500 shares of common stock to the members of our Scientific Advisory Board, certain research consultants and an executive officer of our company, at an exercise price equal to $2.35 per share, with one-third of such options becoming exercisable on each of the first, second and third anniversaries from the date of grant; and (iii) a warrant to purchase 15,000 shares of common stock to Forbes, Inc. at an exercise price equal to $2.35 per share, with one-third of such warrant becoming exercisable on each of the first, second and third anniversaries from the date of grant.

     We did not employ an underwriter in connection with the issuance of the securities described above. We believe that the issuance of the foregoing securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as transactions not involving a public offering. Each of the recipients acquired the securities for investment purposes only and not with a view to distribution and had adequate information about our company.

ITEM 4.  STOCKHOLDER VOTE.

     (a)  Our Annual Meeting was held on December 13, 2002.

     (b) The following is a complete list of our current directors, each of whom were elected to a one-year term at the meeting, and whose term of office continued after the meeting.

          Ruedi Stalder
          Bruce C. Galton
          John E. Thompson, Ph.D.
          Christopher Forbes
          Thomas C. Quick
          David Rector
          Philip E. Livingston

     (c) There were 6,402,527 shares of common stock present at the meeting in person or by proxy, out of a total number of 11,880,045 shares of common stock issued and outstanding and entitled to vote at the meeting.

          The proposals and results of the vote of the stockholders taken at the meeting by ballot and by proxy as solicited by us on behalf of our Board of Directors were as follows:

          (A) For the election of the nominees for our Board of Directors:

                  Nominee                      For      Against    Withheld
               -----------------------   ------------   -------    --------

               Ruedi Stalder              6,401,381      1,146         -
               Bruce C. Galton            6,359,481     43,046         -
               John E. Thompson, Ph.D.    6,401,381      1,146         -
               Christopher Forbes         6,401,381      1,146         -
               Thomas C. Quick            6,401,381      1,146         -
               David Rector               5,665,029    737,498         -
               Philip E. Livingston       6,401,381      1,146         -

         (B) For the proposal to approve an amendment to our Certificate of Incorporation to increase the maximum number of authorized shares of common stock from 20,000,000 shares to 30,000,000 shares:

                    For                     Against                  Abstain
               ---------------           ---------------          --------------

                  6,257,076                 145,171                    280

         (C) For the proposal to approve an amendment to our 1998 Stock Incentive Plan to increase the maximum number of shares of common stock available for issuance under the plan from 2,000,000 shares to 3,000,000 shares:

                    For          Against      Abstain      Broker Non-Votes
               -----------     ------------  ---------     ----------------

                4,144,573        165,871       1,646           2,090,437


         (D) For the proposal to ratify the appointment of Goldstein Golub and and Kessler, LLP as our independent auditors for the fiscal year ending June 30, 2003:

                    For                     Against                  Abstain
               ------------             ----------------          --------------

                 5,604,665                  778,252                   19,610


ITEM 5. OTHER INFORMATION.

     On October 9, 2002, our Board of Directors approved: (i) an amendment to our Certificate of Incorporation to increase the authorized shares of common stock available for issuance from 20,000,000 shares to 30,000,000 shares; and
(ii) an amendment to our 1998 Stock Incentive Plan, as amended, to increase the maximum number of shares of common stock available for issuance under the plan from 2,000,000 shares to 3,000,000 shares. Stockholder approval for these increases was obtained at our Annual Meeting of Stockholders held on December 13, 2002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  Exhibits.

          3.1 Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc., filed with the Secretary of State of the State of Delaware on December 26, 2002.

         10.1 1998 Stock Incentive Plan of Senesco Technologies, Inc., as amended on December 13, 2002.

         10.2 Amendment to Consulting Agreement of July 12, 1999, as modified on February 8, 2001, by and between Senesco Technologies, Inc. and John E. Thompson, Ph.D., dated December 13, 2002.

         10.3  Sales   Representative   Agreement   by   and   between   Senesco
               Technologies, Inc. and DP, Inc., dated October 14, 2002.

         10.4  Financial   Consulting   Agreement   by   and   between   Senesco
               Technologies, Inc. and Perrin, Holden & Davenport Capital Corp., dated December 23, 2002.

         99.1 Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

         99.2 Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

    (b)  Reports on Form 8-K.

         None.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SENESCO TECHNOLOGIES, INC.


DATE:  February 14, 2003         By:  /s/ Bruce C. Galton
                                    --------------------------------------------
                                    Bruce C. Galton, President
                                    and Chief Executive Officer
                                    (Principal Executive Officer)



DATE:  February 14, 2003         By:  /s/ Joel Brooks
                                    --------------------------------------------
                                    Joel Brooks, Chief Financial Officer
                                    and Treasurer
                                    (Principal Financial and Accounting Officer)

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


Date: February 14, 2003                     /s/ Bruce C. Galton
                                           -------------------------------------
                                           Bruce C. Galton
                                           President and Chief Executive Officer
                                           (principal executive officer)

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


Date: February 14, 2003              /s/ Joel Brooks
                                    --------------------------------------------
                                    Joel Brooks
                                    Chief Financial Officer and Treasurer
                                    (principal financial and accounting officer)