Form 10QSB
period 2003-03-31
SENESCO TECHNOLOGIES INC
filed 2003-05-15
CIK 1035354

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                          Commission File No. 001-31326

                           SENESCO TECHNOLOGIES, INC.
       -------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          Delaware                                       84-1368850
---------------------------------           ------------------------------------
 (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)


303 George Street, Suite 420, New Brunswick, New Jersey                    08901
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


     State the number of shares outstanding of each of the Issuer's classes of common stock, as of April 30, 2003:

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

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION.

     Item 1.   Financial Statements......................................    1

          CONDENSED CONSOLIDATED BALANCE SHEET
          as of March 31, 2003 (unaudited) and June 30, 2002.............    2

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three Months Ended March 31, 2003 and March 31, 2002,
          For the Nine Months Ended March 31, 2003 and March 31, 2002,
          and From Inception on July 1, 1998 through March 31, 2003
          (unaudited)....................................................    3

          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
          From Inception on July 1, 1998 through March 31, 2003
          (unaudited)....................................................    4

          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
          For the Nine Months Ended March 31, 2003 and March 31, 2002,
          and From Inception on July 1, 1998 through March 31, 2003
          (unaudited)....................................................    7

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (unaudited)....................................................    8

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................   11

          Overview.......................................................   11

          Factors That May Affect Our Business, Future Operating Results
          and Financial Condition........................................   21

          Liquidity and Capital Resources................................   30

          Changes to Critical Accounting Policies and Estimates..........   33

          Results of Operations..........................................   34

     Item 3.   Controls and Procedures...................................   37

PART II. OTHER INFORMATION.

     Item 5.   Other Information.........................................   38

     Item 6.   Exhibits and Reports on Form 8-K..........................   38

SIGNATURES AND CERTIFICATIONS............................................   39

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

                    SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                    -----------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------


                                                                                      March 31,                June 30,
                                                                                         2003                    2002
                                                                                 ------------------       -----------------
                                                                                     (unaudited)
                                    ASSETS
                                    ------

CURRENT ASSETS:
Cash and cash equivalents.....................................................     $       76,239         $      798,711
Short-term investments........................................................          3,045,108              2,872,432
Accounts receivable...........................................................                 --                 75,000
Prepaid expenses and other current assets.....................................            170,917                 55,772
                                                                                   --------------         --------------
     Total Current Assets.....................................................          3,292,264              3,801,915

Long-term investments.........................................................                 --                993,535
Property and equipment, net...................................................             82,867                 79,581
Intangibles...................................................................            465,614                347,978
Security deposit..............................................................              7,187                  7,187
                                                                                   --------------         --------------
     TOTAL ASSETS.............................................................     $    3,847,932         $    5,230,196
                                                                                   ==============         ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
Accounts payable..............................................................     $       62,131         $       80,201
Accrued expenses..............................................................            365,524                296,347
                                                                                   --------------         --------------
       Total Current Liabilities..............................................            427,655                376,548

Grant payable.................................................................             90,150                 67,972
                                                                                   --------------         --------------
     TOTAL LIABILITIES........................................................            517,805                444,520
                                                                                   --------------         --------------

STOCKHOLDERS' EQUITY:

Preferred stock, $0.01 par value; authorized 5,000,000 shares,
   no shares issued...........................................................                 --                     --
Common stock, $0.01 par value; authorized 30,000,000 shares,
   issued and outstanding 11,880,045 shares...................................            118,800                118,800
Capital in excess of par......................................................         12,234,373             12,157,679
Deficit accumulated during the development stage..............................         (9,023,046)            (7,430,321)
Deferred compensation related to issuance of options and warrants.............                 --                (60,482)
                                                                                   --------------         --------------
   Total Stockholders' Equity.................................................          3,330,127              4,785,676
                                                                                   --------------         --------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................................     $    3,847,932         $    5,230,196
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



                                                                                                                 From Inception on
                                          For the Three     For the Three      For the Nine       For the Nine      July 1, 1998
                                          Months Ended      Months Ended       Months Ended       Months Ended         through
                                            March 31,         March 31,         March 31,           March 31,         March 31,
                                              2003              2002               2003               2002              2003
                                         -------------    -------------       -------------    ---------------   ---------------

Revenue................................    $        --      $        --        $    10,000       $     125,000    $     210,000
                                           -----------      -----------        -----------       -------------    -------------

Operating Expenses:
  General and administrative...........        294,403          300,400          1,056,416             976,528        6,084,193
  Research and development.............        237,687          100,949            597,774             257,925        2,097,350
  Stock-based compensation.............             --           94,146            137,177             635,186        1,498,435
                                           -----------      -----------        -----------       -------------    -------------
Total Operating Expenses...............        532,090          495,495          1,791,367           1,869,639        9,679,978
                                           -----------      -----------        -----------       -------------    -------------

Loss From Operations...................       (532,090)        (495,495)        (1,781,367)         (1,744,639)      (9,469,978)


Sale of state income tax loss..........             --               --            130,952             150,551          341,834
Interest income, net...................         16,407           12,675             57,690               5,227          105,098
                                           -----------      -----------        -----------       -------------    -------------
Net Loss...............................    $  (515,683)     $  (482,820)       $(1,592,725)      $  (1,588,861)   $  (9,023,046)
                                           ===========      ===========        ===========       =============    =============

Basic and Diluted Net Loss Per Common
Share..................................    $     (0.04)     $     (0.05)       $     (0.13)      $       (0.18)
                                           ===========      ===========        ===========       =============

Basic and Diluted Weighted Average
Number of Common
Shares Outstanding.....................     11,880,045       10,527,346         11,880,045           8,925,427
                                           ===========      ===========        ===========       =============


            See Notes to Condensed Consolidated Financial Statements.

                    SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                    -----------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            --------------------------------------------------------
             FROM INCEPTION ON JULY 1, 1998 THROUGH MARCH 31, 2003
             -----------------------------------------------------
                                   (unaudited)


                                                                                                         Deferred
                                                                                         Deficit       Compensation
                                                                                       Accumulated    Related to the
                                                                    Capital in          During the      Issuance of
                                                                     Excess of         Development      Options and
                                            Common Stock             Par Value            Stage           Warrants          Total
                                        --------------------     -----------------  -----------------  --------------    -----------
                                        Shares        Amount
                                        ------        ------

Common stock outstanding...........     2,000,462    $  20,005      $    (20,005)            --                    --             --

Contribution of capital............            --           --            85,179             --                    --     $   85,179

Issuance of common stock in reverse
merger on January 22, 1999 at $0.01
per share..........................     3,400,000       34,000           (34,000)            --                    --             --

Issuance of common stock for cash
on May 21, 1999 at $2.63437
per share..........................       759,194        7,592         1,988,390             --                    --      1,995,982

Issuance of common stock for
placement fees on May 21, 1999 at
$0.01 per share....................        53,144          531              (531)            --                    --             --

Fair market value of options
and warrants granted on September
7, 1999............................            --           --           252,578             --         $     (72,132)       180,446

Fair market value of warrants
granted on October 1, 1999.........            --           --           171,400             --              (108,600)        62,800

Fair market value of warrants
granted on December 15, 1999.......            --           --           331,106             --                    --        331,106

Issuance of common stock for cash
on January 26, 2000 at $2.867647
per share..........................        17,436          174            49,826             --                    --         50,000

Issuance of common stock for cash
on January 31, 2000 at $2.87875
per share..........................        34,737          347            99,653             --                    --        100,000

Issuance of common stock for cash
on February 4, 2000 at $2.934582
per share..........................        85,191          852           249,148             --                    --        250,000

                                                                                                                    (continued)


            See Notes to Condensed Consolidated Financial Statements.




                    SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                    -----------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            --------------------------------------------------------
             FROM INCEPTION ON JULY 1, 1998 THROUGH MARCH 31, 2003
             -----------------------------------------------------
                                   (unaudited)


                                                                                                          Deferred
                                                                                         Deficit        Compensation
                                                                                       Accumulated     Related to the
                                                                    Capital in         During the        Issuance of
                                                                     Excess of         Development       Options and
                                            Common Stock             Par Value            Stage            Warrants          Total
                                        --------------------     -----------------  -----------------  --------------    -----------
                                        Shares        Amount
                                        ------        ------
Issuance of common stock for
cash on March 15, 2000 at
$2.527875 per share................     51,428       $   514       $   129,486              --                  --       $  130,000

Issuance of common stock for cash
on June 22, 2000 at $1.50 per
share..............................  1,471,700        14,718         2,192,833              --                  --        2,207,551

Commissions, legal and bank fees
associated with issuances for the
year ended June 30, 2000...........         --            --          (260,595)             --                  --         (260,595)

Fair market value of warrants
granted on October 2, 2000.........         --            --            80,700              --                  --           80,700

Fair market value of warrants
granted on September 4, 2001.......         --            --            41,800              --                  --           41,800

Fair market value of warrants
granted on October 15, 2001........         --            --            40,498              --                  --           40,498

Fair market value of options and
warrants granted on November 1,
2001...............................         --            --           138,714              --                  --          138,714

Issuance of common stock and
warrants for cash from
November 30, 2001 through
April 17, 2002.....................  3,701,430        37,014         6,440,486              --                  --        6,477,500

Fair market value of options and
warrants granted on December 1,
2001...............................         --            --           262,550              --                  --          262,550


                                                                                                            (continued)

            See Notes to Condensed Consolidated Financial Statements.




                    SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                    -----------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            --------------------------------------------------------
             FROM INCEPTION ON JULY 1, 1998 THROUGH MARCH 31, 2003
             -----------------------------------------------------
                                   (unaudited)
                                                                                                          Deferred
                                                                                         Deficit        Compensation
                                                                                       Accumulated     Related to the
                                                                    Capital in         During the        Issuance of
                                                                     Excess of         Development       Options and
                                            Common Stock             Par Value            Stage            Warrants          Total
                                        --------------------     -----------------  -----------------  --------------    -----------
                                        Shares        Amount
                                        ------        ------


Issuance of common stock and
warrants associated with bridge
loan conversion on December 3,
2001...............................     305,323     $   3,053      $   531,263                  --             --        $  534,316

Fair market value of options
vested and extended on January 1,
2002...............................          --            --           94,146                  --             --            94,146

Commissions, legal and
bank fees associated with
issuances for the year ended
June 30, 2002......................          --            --         (846,444)                 --             --          (846,444)

Fair market value of warrants
vested on October 15, 2002.........          --            --           27,832                  --             --            27,832

Fair market value of warrants
vested on November 1, 2002.........          --            --           69,665                  --             --            69,665

Fair value of options and warrants
vested and change in
fair value of options and warrants
granted............................          --            --          118,695                  --     $  180,732           299,427

Net loss...........................          --            --               --        $ (9,023,046)            --        (9,023,046)
                                     ----------     ---------      -----------        ------------     ----------        ----------

Balance at March 31, 2003..........  11,880,045     $ 118,800      $12,234,373        $ (9,023,046)    $       --        $3,330,127
                                     ==========     =========      ===========        ============     ==========        ==========


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


                                                                                                               From Inception on
                                                                          For the Nine Months Ended           July 1, 1998 through
                                                                                  March 31,                         March 31,
                                                                           2003                2002                   2003
                                                                      ---------------     --------------      ----------------------
Cash flows from operating activities:
Net loss........................................................      $    (1,592,725)    $   (1,588,861)       $     (9,023,046)
Adjustments to reconcile net loss
  to net cash used in operating activities:
Noncash capital contribution....................................                   --                 --                  85,179
Noncash conversion of accrued expenses into equity..............                   --            131,250                 131,250
Issuance of common stock and warrants for interest..............                   --              9,316                   9,316
Issuance and vesting of stock options and warrants
   for services.................................................              137,177            635,186               1,498,435
Depreciation and amortization...................................               30,138             17,056                  84,871
(Increase) decrease in operating assets:
Accounts receivable.............................................               75,000                 --                      --
Prepaid expense and other current assets........................             (115,145)             5,324                (170,917)
Security deposit................................................                   --                 --                  (7,187)
Increase (decrease) in operating liabilities:
Accounts payable................................................              (18,070)           (87,605)                 62,131
Accrued expenses................................................               69,177            (96,371)                365,524
                                                                      ---------------     --------------        ----------------
Net cash used in operating activities...........................           (1,414,448)          (974,705)             (6,964,444)
                                                                      ---------------     --------------        ----------------

Cash flows from investing activities:
Patent costs....................................................             (117,636)          (119,355)               (475,631)
Redemption (purchase) of investments, net.......................              820,859                 --              (3,045,108)
Purchase of property and equipment..............................              (33,425)           (13,595)               (157,721)
                                                                      ---------------     --------------        ----------------
Net cash provided by (used in) investing activities.............              669,798           (132,950)             (3,678,460)
                                                                      ---------------     --------------        ----------------

Cash flows from financing activities:
Proceeds from grant.............................................               22,178             11,076                  90,150
Proceeds from issuance of bridge notes..........................                   --            525,000                 525,000
Proceeds from issuance of common stock and warrants, net........                   --          4,044,273              10,103,993
                                                                      ---------------     --------------        ----------------
Cash provided by financing activities...........................               22,178          4,580,349              10,719,143
                                                                      ---------------     --------------        ----------------

Net increase (decrease) in cash and cash equivalents............             (722,472)         3,472,694                  76,239

Cash and cash equivalents at beginning of period................              798,711             14,330                      --
                                                                      ---------------     --------------        ----------------

Cash and cash equivalents at end of period......................      $        76,239     $    3,487,024        $         76,239
                                                                      ===============     ==============        ================

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest......................      $            --     $           --        $         22,317
                                                                      ===============     ==============        ================

Supplemental schedule of noncash financing activity:
  Conversion of bridge notes into stock.........................      $            --     $      534,316        $        534,316
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

     In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 2003 and as of June 30, 2002, the results of its operations for the three month periods ended March 31, 2003 and 2002, the results of its operations and cash flows for the nine month periods ended March 31, 2003 and 2002 and for the period from inception on July 1, 1998 through March 31, 2003.

     Interim results are not necessarily indicative of results for the full fiscal year.

     Senesco is a development stage functional genomics company whose mission is to: (i) enhance the quality and productivity of fruits, flowers, vegetables and agronomic crops through the control of cell death in plants (senescence); and
(ii) develop novel approaches to treat programmed cell death diseases in humans (apoptosis) (e.g., rheumatoid arthritis, macular degeneration, glaucoma, heart disease, Alzheimer's disease and Parkinson's disease), which are the result of premature cell death in humans, and cancer, a group of diseases in which apoptosis is blocked. Agricultural results to date include longer shelf life of perishable produce, increased seed and biomass yield and greater tolerance to environmental stress. Mammalian results to date include: determining the expression of the Company's patent-pending genes in both ischemic and non-ischemic heart tissue; correlating such genes to certain key immune regulators known as cytokines that have been found to be involved in apoptosis; and inducing apoptosis in human cancer cell lines derived from tumors.

NOTE 2 - LOSS PER SHARE:

     Net loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding during the period. Since September 7, 1999, the Company has had outstanding options and warrants to purchase its common stock, $0.01 par value per share (the "Common Stock"); however, for the three months and nine months ended March 31, 2003 and 2002, shares to be issued upon the exercise of the options and warrants are not included in the computation of diluted loss per share as the effect is anti-dilutive.

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


NOTE 3 - STOCK OPTIONS AND WARRANTS:

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plan. Options to purchase Common Stock have been granted at or above the fair market value of the stock as of the date of grant. Accordingly, no compensation costs have been recognized for the stock option plan. Had compensation costs been determined based on the fair value as of the grant dates for those awards consistent with the method of FASB No. 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:


       THREE MONTHS ENDED MARCH 31,                    2003                 2002
--------------------------------------------------------------------------------

       Net loss:
        As reported                                $  (515,683)     $  (482,820)

        Stock-based employee compensation costs       (200,625)        (136,500)

================================================================================
        Pro forma                                  $  (716,308)     $  (619,320)
================================================================================

       Loss per share:
        As reported                                $      (.04)     $      (.05)

        Stock-based employee compensation costs           (.02)            (.01)

================================================================================
        Pro forma                                  $      (.06)     $      (.06)
================================================================================


       NINE MONTHS ENDED MARCH 31,                     2003                 2002
--------------------------------------------------------------------------------

       Net loss:
        As reported                                $(1,592,725)     $(1,588,861)

        Stock-based employee compensation costs       (737,841)        (982,684)

================================================================================
        Pro forma                                  $(2,330,566)     $(2,571,545)
================================================================================

       Loss per share:
        As reported                                $      (.13)     $      (.18)

        Stock-based employee compensation costs           (.07)            (.11)

================================================================================
        Pro forma                                  $      (.20)     $      (.29)
================================================================================

     The estimated grant date present value reflected in the above table is determined using the Black-Scholes model. The material factors incorporated in the Black-Scholes model in estimating the value of the options reflected in the above table for the three months and nine months ended March 31, 2003 and 2002 include the following: (i) an exercise price equal to the fair market value of the underlying stock on the dates of grant; (ii) an option term range of 5 to 10 years; (iii) a risk-free rate range of 3.00% to 4.22% and 4.24% to 5.18%, respectively, that represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term; (iv) volatility of 147.83%; and (v) no annualized dividends paid with respect to a share of Common Stock at the date of grant. The ultimate values of the options will depend on the future price of the Common Stock, which cannot be forecast with reasonable accuracy.

NOTE 4 - SIGNIFICANT EVENTS:

     On March 28, 2003, the Company filed a registration statement with the Securities and Exchange Commission (the "SEC") to register all of the 3,000,000 shares of Common Stock underlying the Company's 1998 Stock Incentive Plan, as amended. The registration statement was deemed effective by the SEC upon filing.

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

     The technology presently utilized by the industry for increasing the shelf-life in certain flowers, fruits and vegetables relies primarily on reducing ethylene biosynthesis, and hence only has application to the limited number of plants that are ethylene-sensitive.

     Our research focuses on the discovery and development of certain gene technologies, which are designed to confer positive traits on fruits, flowers, vegetables, forestry species and agronomic crops. To date, we have isolated and characterized the senescence-induced lipase gene, deoxyhypusine synthase, or DHS, gene and Factor 5A gene in certain species of plants. Our goal is to inhibit the expression of, or silence, these genes to delay senescence, which will in turn extend shelf-life, increase biomass, increase yield and increase resistance to environmental stress, thereby demonstrating proof of concept in each category of crop. We have licensed this technology to various strategic partners and have entered into a joint venture, and we intend to continue to license this technology to additional strategic partners and/or enter into additional joint ventures.

     We are currently working with lettuce, melon, tomato, canola, Arabidopsis, a model plant that produces oil in a manner similar to canola, banana, certain species of trees and alfalfa, and have obtained proof of concept for the lipase, DHS and Factor 5A genes in several of these plants. Also, we have initiated field trials of lettuce and bananas with our respective partners. Near-term research and development initiatives include: (i) silencing or reducing the expression of DHS and Factor 5A genes in these plants; and (ii) propagation and testing of plants with our silenced genes. We have also completed our research and development initiative in carnation flower, which yielded a 100% increase in shelf-life through the inhibition of the DHS reaction.

     HUMAN HEALTH APPLICATIONS

     Inhibiting Apoptosis
     --------------------

     We have also isolated the DHS and programmed cell death Factor 5A genes in mammalian tissue. Our preliminary research reveals that DHS and Factor 5A genes regulate apoptosis in animal and human cells. The mammalian apoptosis isoforms of the DHS and Factor 5A genes were first isolated from the ovarian tissue, specifically the corpus luteum, of rats, which undergoes apoptosis naturally at the end of the female reproductive cycle. The sequences of the mammalian apoptosis DHS and Factor 5A genes are very similar to those of the corresponding plant genes in keeping with their common functions. Moreover, inhibiting the function of the Factor 5A gene in rats has been shown to inhibit the induction of corpus luteum apoptosis. Apoptosis, as manifested by DNA fragmentation, was clearly detectable in super-ovulated control female rats within three hours of treatment with prostaglandin F2a. This hormone induces corpus luteum apoptosis naturally in mammals, but in super-ovulated animals in which the activation of Factor 5A had been inhibited, DNA fragmentation reflecting apoptosis was not apparent. Thus, just as these genes can be used to delay senescence in plants, this experiment shows that they may also be used to inhibit apoptosis in mammals. We believe that our technology has potential application as a means of controlling a broad range of diseases that are attributable to premature apoptosis, including neurodegenerative diseases, such as Alzheimer's disease and Parkinson's disease, retinal diseases, such as glaucoma and macular degeneration, heart disease, stroke and rheumatoid arthritis. We have commenced pre-clinical research on heart tissue samples from both ischemic and non-ischemic patients with heart disease and have found that Factor 5A is significantly upregulated in ischemic heart tissue. Ischemia is the restriction of blood supply to the heart that can result in heart attacks and damage to heart tissue. We have also found that upregulation of Factor 5A correlates to upregulation of two key inflammatory cytokines, Interleukin-1 and Interleukin-18, which are pro-inflammatory molecules and are indicated in numerous apoptopic diseases. In addition, we have initiated cell-line studies for applications of our technology to glaucoma.

     Accelerating Apoptosis
     ----------------------

     Conversely, we have also established in pre-clinical studies that our apoptosis Factor 5A gene is able to kill cancer cells. Tumors arise when cells that have been targeted to undergo apoptosis are unable to do so because of an inability to activate the apoptotic pathways. When our apoptosis Factor 5A gene was introduced into RKO cells, a cell line derived from human carcinoma and COS7 cells, an immortal, cancer-like cell line from monkeys, virtually all cells expressing the Factor 5A gene underwent apoptosis. Moreover, just as the senescence Factor 5A gene appears to facilitate expression of the entire suite of genes required for programmed cell death in plants, the apoptosis Factor 5A gene appears to regulate expression of a suite of genes required for programmed cell death in mammals. For example, over-expression of apoptosis Factor 5A up regulates p53, an important tumor suppressor gene that promotes apoptosis in cells with damaged DNA and also down regulates bcl 2, a suppressor of apoptosis. Because the Factor 5A gene appears to function at the initiation point of the apoptotic pathways, we believe that our gene technology has potential application as a means of combating a broad range of cancers.

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

     In October 2002, we entered into a non-exclusive sales representative agreement to market and promote our technology in the People's Republic of China. Under the terms of the agreement, we will pay a commission to the sales representative based on a percentage of the gross license fees we receive. With the assistance of the sales representative, in November 2002, we executed a non-binding letter of intent with the Tianjin Academy of Agricultural Sciences for the exclusive use of our technology in a variety of fruit and vegetable crops in China. We are currently in discussions with representatives of the Academy as well as government representatives from the city of Tianjin and from a central government department of China. We have also initiated discussions with a Chinese biotechnology seed company. Such a company would be necessary to secure the financing for the proposed agreement with the Academy and to commercialize the seeds developed with our technology under the proposed license. Due to the size and scope of the proposed agreement and the complexities of doing business in China, and in light of the current SARS health crisis in China, we anticipate that our ongoing discussions will continue over the course of the next several months.

     HUMAN HEALTH TARGET MARKETS

     We believe that our gene technology could have broad applicability in the human health field, by either inhibiting or accelerating apoptosis. Inhibiting apoptosis may be useful in preventing or treating a wide range of diseases attributed to premature apoptosis, including stroke, heart disease, rheumatoid arthritis, retinal diseases such as glaucoma, and macular degeneration and neurodegenerative diseases such as Alzheimer's disease and Parkinson's disease. Accelerating apoptosis may be useful in treating certain forms of cancer because the body's immune system is not able to force cancerous cells to undergo apoptosis.

     COMPETITION

     Competitors who are presently attempting to distribute their technology have generally utilized one of the following distribution channels: (i) licensing technology to major marketing and distribution partners; (ii) entering into strategic alliances; or (iii) developing in-house production and marketing capabilities. In addition, some competitors are owned by established distribution companies, which alleviates the need for strategic alliances, while others are attempting to create their own distribution and marketing channels.

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

     MARKETING PROGRAM

     Based upon our multi-faceted commercialization strategy, we anticipate that there may be a significant period of time before plants enhanced using our technology reach consumers. Thus, we have not begun to actively market our technology directly to consumers, but rather, we have sought to establish ourselves within the industry through presentations at industry conferences, our website and direct communication with prospective licensees.

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

     Our research and development is performed by third party researchers at our direction, pursuant to various research and license agreements. The primary research and development effort takes place at the University of Waterloo in Ontario, Canada, where the technology was developed, and at the University of Colorado. Additional research and development is performed by our partners in connection with the Harris Moran License, the ArborGen Agreement, the Cal/West License and the Anawah Agreement, as well as through the joint venture with Rahan Meristem Ltd. in Israel. During the three months ended March 31, 2003 and March 31, 2002, we incurred aggregate research and development expenses of $237,687 and $100,949, respectively. During the nine months ended March 31, 2003 and March 31, 2002, we incurred aggregate research and development expenses of $597,774 and $257,925, respectively. As of March 31, 2003, our aggregate research and development expenses since inception totaled $2,097,350.

     For the three months ended March 31, 2003, approximately 50% of our research and development expenses were incurred on mammalian research applications. Since our inception, the proportion of research and development expenses on mammalian applications has increased, as compared to plant applications. This change is primarily due to the fact that our research focus on mammalian applications has increased and some of our research costs for plant applications have shifted to our research partners.

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

     The Rahan Joint Venture applied for and received a conditional grant that totals approximately $340,000, which constitutes 50% of the Rahan Joint Venture's research and development budget over a four-year period, ending on May 31, 2003, from the Israel - U.S. Binational Research and Development Foundation, or BIRD Foundation, referred to herein as the BIRD Grant. Such grant, along with certain royalty payments, shall only be repaid to the BIRD Foundation upon the commercial success of the Rahan Joint Venture's technology. The commercial success is measured based upon certain benchmarks and/or milestones achieved by the Rahan Joint Venture. The Rahan Joint Venture reports these benchmarks periodically to the BIRD Foundation. As of March 31, 2003, we have directly received a total of $90,150, $11,089 of which was received during the current quarter, from the BIRD Foundation for research and development expenses we have incurred which are associated with the research and development efforts of the Rahan Joint Venture. We expect to receive an additional installment of the BIRD Grant as our expenditures associated with the Rahan Joint Venture increase above certain levels. Our portion of the Rahan Joint Venture's aggregate expenses totaled approximately $25,000 and $24,500 for the nine months ended March 31, 2003 and March 31, 2002, respectively, and is included in research and development expenses. As of March 31, 2003, our portion of the Rahan Joint Venture's aggregate expenses to date totaled approximately $155,000.

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

     INTELLECTUAL PROPERTY

     Research and Development
     ------------------------

     The inventor of our technology, John E. Thompson, Ph.D., is the Associate Vice-President, Research and former Dean of Science at the University of Waterloo in Ontario, Canada, and is our Executive Vice President of Research and Development. Dr. Thompson is also one of our directors and owns 4.8% of the outstanding shares of our common stock, $0.01 par value, as of March 31, 2003. On September 1, 1998, we entered into a three-year research and development agreement with the University of Waterloo and Dr. Thompson as the principal inventor, referred to herein as the First Research and Development Agreement. Effective

September 1, 2001 and 2002, we extended the First Research and Development Agreement for an additional one-year period and two-year period, respectively. Effective May 1, 2002, we entered into a new one-year research and development agreement with the University of Waterloo and Dr. Thompson, referred to herein as the Second Research and Development Agreement. The First Research and Development Agreement and the Second Research and Development Agreement are collectively referred to herein as the Research and Development Agreements.

     The Research and Development Agreements provide that the University of Waterloo will perform research and development under our direction, and we will pay for the cost of this work and make certain payments to the University of Waterloo. In return for payments made under the Research and Development
Agreements, we have all rights to the intellectual property derived from the research. As of March 31, 2003, we have paid the University of Waterloo an aggregate of approximately US $1,120,000 under the First Research and Development Agreement. Under the second extension to the First Research and Development Agreement, we are obligated to pay Can $1,092,800, which represented approximately US $744,000 as of March 31, 2003. Under the Second Research and Development Agreement, we are obligated to pay Can $50,000, which represented approximately US $34,000 as of March 31, 2003. During the three month periods ended March 31, 2003 and March 31, 2002, we incurred expenses of $94,814 and $66,075, respectively, in connection with the Research and Development Agreements. During the nine month periods ended March 31, 2003 and March 31, 2002, we incurred expenses of $285,551 and $180,225, respectively, in connection with the Research and Development Agreements.

     Effective May 1, 1999, we entered into a consulting agreement for research and development with Dr. Thompson. On July 1, 2001, we renewed the consulting agreement with Dr. Thompson for an additional three year term as provided for under the terms and conditions of the agreement. Effective January 1, 2003, the agreement was amended to provide for an increase in the monthly payments to Dr. Thompson from $3,000 to $5,000 through June 2004. The agreement shall automatically renew for an additional three year term, unless either of the parties provides the other with written notice within six months prior to the end of the term.

     In September 2002, we entered into an exclusive worldwide collaboration agreement, referred to herein as the Anawah Agreement, with Anawah, Inc. (formerly Tilligen, Inc.) to establish a research alliance to develop and commercialize certain genetically enhanced species of produce. Under the Anawah Agreement, Anawah will license its proprietary technology to us and will also perform certain transformation functions in order to develop seeds in certain species of produce that have been enhanced with our technology. The Anawah Agreement will continue until the expiration of the patents set forth in the agreement, unless terminated earlier by either party pursuant to the terms of the agreement. In connection with the execution of the Anawah Agreement, we incurred an initial research and development fee of $200,000, which is being amortized over the term of the research to be performed under the agreement. Upon the completion of certain development benchmarks, we will incur additional research and development fees, and upon commercialization of the enhanced produce, we will make certain royalty payments to Anawah.

     Our future research and development program focuses on the discovery and development of certain gene technologies which intend to extend shelf life and to confer other positive traits on fruits, flowers, vegetables and agronomic row crops and on expanding our mammalian research programs. Over the next twelve months, we are planning the following research and development initiatives: (i) the development of plants that possess new beneficial traits, such as protection against drought, with emphasis on lettuce, melon, corn, forestry products, alfalfa and the other species described below with several entities, including Anawah; (ii) the development of enhanced lettuce and melon plants through the Harris Moran License; (iii) the development of enhanced trees through the ArborGen Agreement; (iv) the development of enhanced alfalfa through the Cal/West License; (v) the isolation of new genes in the Arabidopsis, tomato, lettuce, soybean, canola seed and melon plants, among others, at the University of Waterloo; (vi) the isolation of new genes in the banana plant through the Rahan Joint Venture; (vii) the transformation of seed enhanced with our technology; and (viii) assessing the function of the DHS and Factor 5A genes in human diseases at the University of Waterloo and the University of Colorado. We may further expand our research and development program beyond the initiatives listed above.

     Patent and Patent Applications
     ------------------------------

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

     On March 25, 2003, we were granted Patent No. 6,538,182, entitled "DNA Encoding a Plant Deoxyhypusine Synthase, A Plant Eukaryotic Initiation Factor 5A, Transgenic Plants and A Method For Controlling Senescence and Programmed Cell Death in Plants", from the PTO. This patent represents successful prosecution of some of the claims set forth in the Second Patent Application. Further divisional applications which cover other claims from the Second Patent Application are currently being reviewed by the PTO.

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

     EMPLOYEES

     In addition to the scientists performing funded research for us at the University of Waterloo and the University of Colorado, as of March 31, 2003 and currently, we have four employees and one consultant, four of whom are executive officers and are involved in our management.

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

     SAFE HARBOR STATEMENT

     The statements contained in this Quarterly Report on Form 10-QSB that are not historical facts are forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In particular, our statements regarding the anticipated growth in the markets for our technologies, the continued advancement of our research, the approval of our Patent Applications, the possibility of governmental approval in order to sell or offer for sale to the general public a genetically engineered plant or plant product, the successful implementation of our commercialization strategy, including the success of the Harris Moran License, the ArborGen Agreement, the Cal/West License, the Anawah Agreement and the Research and Development Agreements, the successful implementation of the Rahan Joint Venture, the conversion of the letter of intent with the Tianjin Academy of Agricultural Sciences into an executed agreement, statements relating to our Patent Applications, the anticipated longer term growth of our business, and the timing of the projects and trends in future operating performance are examples of such forward-looking statements. The forward-looking statements include risks and uncertainties, including, but not limited to, the timing of revenues due to the variability in size, scope and duration of research projects, regulatory delays, research study results which lead to cancellations of research projects, and other factors, including general economic conditions and regulatory developments, not within our control. The factors discussed herein and expressed from time to time in our filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.


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

WE HAVE A LIMITED OPERATING HISTORY AND HAVE INCURRED SUBSTANTIAL LOSSES AND EXPECT FUTURE LOSSES.

     We are a developmental stage biotechnology company with a limited operating history and limited assets and capital. We have incurred losses each year since inception and have an accumulated deficit of $9,023,046 at March 31, 2003. We have generated minimal revenues by licensing certain of our technology to companies willing to share in our development costs. However, our technology may not be ready for widespread commercialization for several years. We expect to continue to incur losses over the next two to three years because we anticipate that our expenditures on research and development, commercialization and administrative activities will significantly exceed our revenues during that period. We cannot predict when, if ever, we will become profitable.

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

     In addition, no assurance can be given that adverse consequences might not result from the use of our technology such as the development of negative effects on plants or mammals or reduced benefits in terms of crop yield or protection. Our failure to obtain market acceptance of our technology or to successfully commercialize such technology or develop a commercially viable product would have a material adverse effect on our business.

WE OUTSOURCE ALL OF OUR RESEARCH AND DEVELOPMENT ACTIVITIES.

     We rely on third parties to perform all of our research and development activities. Our primary research and development efforts take place at the University of Waterloo in Ontario, Canada, where our technology was developed, at the University of Colorado, at Anawah, Inc., formerly known as Tilligen, Inc., and with our commercial partners. At this time, we do not have the internal capabilities to perform our research and development activities. Accordingly, the failure of third-party research partners, such as the University of Waterloo, to perform under agreements entered into with us, or our failure to renew important research agreements with these third parties, would have a material adverse effect on our ability to develop and exploit our technology.

WE HAVE SIGNIFICANT FUTURE CAPITAL NEEDS.

     As of March 31, 2003, we had cash and highly-liquid investments valued at $3,121,347 and working capital of $2,864,609. We believe that we can operate according to our current business plan for at least twelve months using our available reserves. To date, we have generated minimal revenues and anticipate that our operating costs will exceed any revenues generated over the next several years. Therefore, we anticipate that we will be required to raise additional capital in the future in order to operate according to our current business plan. We may require additional funding in less than twelve months, and additional funding may not be available on favorable terms, if at all. In addition, in connection with such funding, if we need to issue more equity securities than our certificate of incorporation currently authorizes, or more than 20% of the shares of our common stock outstanding, we may need stockholder approval. If stockholder approval is not obtained or if adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. Investors may experience dilution in their investment from future offerings of our common stock. For example, if we raise additional capital by issuing equity securities, such an issuance would reduce the percentage ownership of existing stockholders. In addition, assuming the exercise of all options and warrants granted, as of March 31, 2003, we had 12,131,802 shares of common stock authorized but unissued, which may be issued from time to time by our board of directors without stockholder approval. Furthermore, we may need to issue securities that have rights, preferences and privileges senior to our common stock. Failure to obtain financing on acceptable terms would have a material adverse effect on our liquidity.

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

     We have been issued one patent by the PTO. We have also filed patent applications in the United States for our technology, which technology is vital to our primary business, as well as several Continuations in Part on these patent applications. Our success depends in part upon the enforcement of our patent rights and whether patents are granted for our pending patent applications.

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

     In addition, among other things, we cannot guarantee that:

     o our patent applications will result in the issuance of patents;
     o any patents issued or licensed to us will be free from challenge and that if challenged, would be held to be valid;
     o any patents issued or licensed to us will provide commercially significant protection for our technology, products and processes;
     o other companies will not independently develop substantially equivalent proprietary information which is not covered by our patent rights;
     o other companies will not obtain access to our know-how;
     o other companies will not be granted patents that may prevent the commercialization of our technology; or
     o we will not require licensing and the payment of significant fees or royalties to third parties for the use of their intellectual property in order to enable us to conduct our business.

     If any relevant claims of third-party patents which are adverse to us are upheld as valid and enforceable, we could be prevented from commercializing our technology or could be required to obtain licenses from the owners of such patents. We cannot guarantee that such licenses would be available or, if available, would be on acceptable terms.

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

     The PTO and the courts have not established a consistent policy regarding the breadth of claims allowed in biotechnology patents. The allowance of broader claims may increase the incidence and cost of patent interference proceedings and the risk of infringement litigation. On the other hand, the allowance of narrower claims may limit the value of our proprietary rights.

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

WE HAVE NO MARKETING OR SALES HISTORY AND DEPEND ON THIRD-PARTY MARKETING PARTNERS.

     We have no history of marketing, distributing or selling biotechnology products and we are relying on our ability to successfully establish marketing partners or other arrangements with third parties to market, distribute and sell a commercially viable product both here and abroad. Our business plan also envisions creating strategic alliances to access needed commercialization and marketing expertise. We may not be able to attract qualified sub-licensees, distributors or marketing partners, and even if qualified, such marketing partners may not be able to successfully market agricultural products or human health applications developed with our technology. If we fail to successfully establish distribution channels, or if our marketing partners fail to provide adequate levels of sales, we will not be able to generate significant revenue.

WE DEPEND ON PARTNERS TO DEVELOP AND MARKET PRODUCTS.

     In its current state of development, our technology is not ready to be marketed to consumers. We intend to follow a multi-faceted commercialization strategy that involves the licensing of our technology to business partners for the purpose of further technological development, marketing and distribution. We are seeking business partners who will share the burden of our development costs while our technology is still being developed, and who will pay us royalties when they market and distribute products incorporating our technology upon commercialization. The establishment of joint ventures and strategic alliances may create future competitors, especially in certain regions abroad where we do not pursue patent protection. If we fail to establish beneficial business partners and strategic alliances, our growth will suffer and the continued development of our technology may be harmed.

COMPETITION IN THE AGRICULTURAL AND BIOTECHNOLOGY INDUSTRIES IS INTENSE AND TECHNOLOGY IS CHANGING RAPIDLY.

     Many agricultural and biotechnology companies are engaged in research and development activities relating to senescence and apoptosis. The market for plant protection and yield enhancement products is intensely competitive, rapidly changing and undergoing consolidation. We may be unable to compete successfully against our current and future competitors, which may result in price reductions, reduced margins and the inability to achieve market acceptance for products containing our technology. Our competitors in the field of plant senescence gene technology are companies that develop and produce transgenic plants and include major international agricultural companies, specialized biotechnology companies, research and academic institutions and, potentially, our joint venture and strategic alliance partners. Such companies include: Paradigm Genetics; Aventis Crop Science; Mendel Biotechnology; Renessen LLC; Exelixis Plant Sciences, Inc.; PlantGenix, Inc.; and Eden Bioscience, among others. Some of the companies involved in apoptosis research include: Cell Pathways, Inc.; Trevigen, Inc.; Idun Pharmaceuticals; Novartis; Introgen Therapeutics, Inc.; Genta, Inc.; and Oncogene, Inc. Many of these competitors have substantially greater financial, marketing, sales, distribution and technical resources than us and have more experience in research and development, clinical trials, regulatory matters, manufacturing and marketing. We anticipate increased competition in the future as new companies enter the market and new technologies become available. Our technology may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors.

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

CONSUMERS MAY NOT ACCEPT OUR TECHNOLOGY.

     We cannot guarantee that consumers will accept products containing our technology. Recently, there has been consumer concern and consumer advocate activism with respect to genetically engineered consumer products. The adverse consequences from heightened consumer concern in this regard could affect the markets for products developed with our technology and could also result in increased government regulation in response to that concern. If the public or potential customers perceive our technology to be genetic modification or genetic engineering, agricultural products grown with our technology may not gain market acceptance.

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

     As of March 31, 2003, our executive officers, directors and affiliated entities together beneficially own approximately 45.7% of the outstanding shares of our common stock, assuming the exercise of options and warrants which are currently exercisable, held by these stockholders. As a result, these stockholders, acting together, will be able to exercise considerable influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

OUR STOCKHOLDERS MAY EXPERIENCE SUBSTANTIAL DILUTION AS A RESULT OF OUTSTANDING OPTIONS AND WARRANTS TO PURCHASE OUR COMMON STOCK.

     As of March 31, 2003, we have granted options outside of our stock option plan to purchase 10,000 shares of our common stock and warrants to purchase 4,207,153 shares of our common stock. In addition, as of March 31, 2003, we have reserved 3,000,000 shares of our common stock for issuance upon the exercise of options granted pursuant to our stock option plan, 1,771,000 of which have been granted and 1,229,000 of which may be granted in the future. The exercise of these options and warrants will result in dilution to our existing stockholders and could have a material adverse effect on our stock price.

SHARES ELIGIBLE FOR PUBLIC SALE.

     As of March 31, 2003, we had 11,880,045 shares of our common stock issued and outstanding, of which approximately 8,000,000 shares are registered pursuant to a registration statement on Form S-3, which was deemed effective on June 28, 2002, and the remainder of which are in the public float. In addition, we have registered 3,000,000 shares of our common stock underlying options granted or to be granted under our stock option plan. Consequently, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, may adversely affect the market price of our common stock.

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

OUR STOCK PRICE MAY FLUCTUATE.

     The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include:

        o quarterly variations in operating results;
        o the progress or perceived progress of our research and development efforts;
        o changes in accounting treatments or principles;
        o announcements  by us or our  competitors  of new  technology,  product
          and   service  offerings,   significant  contracts,   acquisitions  or
          strategic relationships;
        o additions or departures of key personnel;
        o future offerings or resales of our common stock or other securities;
        o stock   market  price  and  volume  fluctuations  of   publicly-traded
          companies in general and development companies in particular; and
        o general political, economic and market conditions.

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

     Recent political and social turmoil, including the terrorist attacks of September 11, 2001, the conflict in Iraq, the current crisis in the Middle East and the outbreak of SARS in China, can be expected to put further pressure on economic conditions in the United States and worldwide. These political, social and economic conditions may make it difficult for us to plan future business activities. Specifically, if the current crisis in Israel continues to escalate, the Rahan Joint Venture could be adversely affected. In addition, the SARS crisis could continue to affect the pace of discussions related to the letter of intent with the Tianjin Academy of Agricultural Sciences.

LIQUIDITY AND CAPITAL RESOURCES

     OVERVIEW

     As of March 31, 2003, our cash balance and investments totaled $3,121,347, and we had working capital of $2,864,609. As of March 31, 2003, we had a federal tax loss carry-forward of approximately $7,012,000 and a state tax loss carry-forward of approximately $3,053,000 to offset future taxable income. There can be no assurance, however, that we will be able to take advantage of any or all of such tax loss carry-forwards, if at all, in future fiscal years.

     FINANCING NEEDS

     We have research and development agreements with the University of Waterloo, which provide for research and development services to be performed at the direction of our company and Dr. Thompson. Effective September 1, 2002, we extended our First Research and Development Agreement for an additional two-year period, in the amount of Can $1,092,800, which represented approximately US $744,000 as of March 31, 2003. Effective May 1, 2002, we entered into a Second Research and Development for a one-year period, under which we are obligated to pay Can $50,000, which represented approximately US $34,000 as of March 31, 2003.

     In September 2002, we entered into the Anawah Agreement, which provides us with a license to use their technology to develop and commercialize enhanced species of produce. The agreement will continue until the expiration of the patents set forth in the agreement, unless terminated earlier by either party pursuant to the terms of the agreement. In connection with the execution of the agreement, we incurred an initial fee of $200,000, which is being amortized over the term of the research to be performed under the agreement. Upon the completion of certain benchmarks, we will incur additional research and development fees and will make certain royalty payments to Anawah.

     We lease office space in New Brunswick, New Jersey for a monthly rental fee of $2,838, subject to certain escalations for our proportionate share of increases in the building's operating costs. The lease expires in May 2006.

     We have employment agreements with certain employees, some of whom are also our stockholders, which provide for a base compensation and additional amounts, as set forth in each agreement. The agreements expire between January 2004 and October 2004. As of March 31, 2003, future base compensation to be paid under the agreements through October 2004 totals $355,021.

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

     In December 2002, we entered into a six-month financial consulting agreement with Perrin, Holden & Davenport Capital Corp. The agreement was effective on February 1, 2003 and provides for monthly payments of $5,000.

     The following table lists our cash contractual obligations as of March 31, 2003:


-------------------------------------------------------------------------------------------------------------------
                                                                Payments Due by Period
-------------------------------------------------------------------------------------------------------------------
                                                        Less than                                       More than
      Contractual Obligations            Total            1 year          1 - 3 years    4 - 5 years     5 years
-------------------------------------------------------------------------------------------------------------------
Research and Development
Agreements (1)                       $   491,417    $    347,667         $    143,750   $       --     $     --
-------------------------------------------------------------------------------------------------------------------
Facility, Rent and
Operating Leases (2)                 $   105,006    $     34,056         $     68,112   $    2,838     $     --
-------------------------------------------------------------------------------------------------------------------
Employment, Consulting
and Scientific Advisory Board
Agreements (3)                       $   538,487    $    390,154         $    148,333   $       --     $     --
===================================================================================================================
Total Contractual
Cash Obligations                     $ 1,134,910    $    771,877         $    360,195   $    2,838     $     --
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

     CAPITAL RESOURCES

     Since inception, we have generated revenues of $210,000 in connection with the initial fees received under the Harris Moran License, the ArborGen Agreement and the Cal/West License, none of which was generated during the three months ended March 31, 2003. We have not been profitable since inception, we will continue to incur additional operating losses in the future, and we will require additional financing to continue the development and subsequent commercialization of our technology. While we do not expect to generate significant revenues from the licensing of our technology in the near future, we may enter into additional licensing or other agreements with marketing and distribution partners that may result in additional license fees, receive revenues from contract research, or other related revenue.

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

     In each of September 2002 and February 2003, we received a payment of $11,089 from the BIRD Foundation for research and development expenses that we have incurred in connection with the Rahan Joint Venture. We anticipate receiving one additional payment from the BIRD Grant in the future to assist in funding the Rahan Joint Venture, subject to the Rahan Joint Venture achieving its stated research and development objectives.

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

CHANGES TO CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002, as updated by our Quarterly Reports on Form 10-QSB for the quarterly periods ended September 30, 2002 and December 31, 2002. The following sets forth changes to such critical accounting policies and estimates:

     We are amortizing the cost of an initial $200,000 non-refundable payment made under a research agreement over the estimated eighteen-month term of the project. As of March 31, 2003, $133,333, which will be amortized over the remaining estimated twelve months of the research project, is included in our balance sheet as a prepaid expense.

     As of March 31, 2003, we have determined that the estimated future undiscounted cash flows related to our patent and patent applications will be sufficient to recover their carrying value.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 and Three Months Ended March 31, 2002
-----------------------------------------------------------------------

     We are a development stage company. We had no revenue during the three-month periods ended March 31, 2003 and March 31, 2002.

     Operating expenses consist of general and administrative expenses, research and development expenses and stock-based compensation. Operating expenses for the three-month periods ended March 31, 2003 and March 31, 2002 were $532,090 and $495,495, respectively, an increase of $36,595, or 7.4%. This increase in operating expenses was primarily the result of an increase in research and development expenses, partially offset by a decrease in general and administrative expenses and stock-based compensation.

     General and administrative expenses consist primarily of payroll and benefits, professional and consulting services, investor relations, office rent and corporate insurance. General and administrative expenses for the three-month periods ended March 31, 2003 and March 31, 2002 were $294,403 and $300,400, respectively, a decrease of $5,997, or 2.0%. This decrease was primarily the result of a decrease in payroll and professional fees, mostly offset by an increase in investor relations fees and depreciation and amortization. Payroll decreased during the three-month period ended March 31, 2003, primarily as a result of an adjustment to the amount of compensation that had been accrued to a former employee. Professional fees decreased during the three-month period ended March 31, 2003, primarily as a result of a decrease in legal and accounting fees. During the three-month period ended March 31, 2002, we incurred additional professional fees related to our listing on the American Stock Exchange. In connection with our strategy to increase our recognition in the public market, expenses related to investor relations increased during the three-month period ended March 31, 2003, primarily as a result of fees incurred for our investor relations firm, listing fees for the American Stock Exchange, financial consulting fees and costs associated with presentations to various analysts, money managers and funds, all of which were not incurred during the three months ended March 31, 2002. Also, in connection with our strategy to increase our recognition in the public market, during the three months ended March 31, 2003, we abandoned our original corporate website and initiated a new and more user-friendly corporate website. As a result, we fully depreciated the remaining cost of the original website during the three months ended March 31, 2003.

     Research and development expenses consist primarily of fees associated with the Research and Development Agreements, costs associated with the research being performed at the University of Colorado, amortization of the initial fee in connection with the Anawah Agreement and consulting fees to the Scientific Advisory Board, Dr. Thompson and Dr. Bennett. Research and development expenses for the three-month periods ended March 31, 2003 and March 31, 2002 were $237,687 and $100,949, respectively, an increase of $136,738, or 135.5%. This increase was primarily the result of an increase in the research and development costs incurred in connection with the expanded research undertaken by the University of Waterloo, the implementation of our mammalian cell research programs and the implementation of new plant research being conducted in connection with the Anawah Agreement.

     Stock-based   compensation  consists  of  non-employee  stock  options  and warrants granted and vesting as consideration for certain professional, consulting, legal and advertising services. Stock-based compensation for the three-month periods ended March 31, 2003 and March 31, 2002 was $0 and $94,146, respectively, a decrease of $94,146, or 100.0%. The decrease was primarily the result of a decrease in stock options granted and becoming vested to members of the Scientific Advisory Board and consultants and warrants granted and becoming vested to certain financial advisors during the three-month period ended March 31, 2003.

Nine Months Ended March 31, 2003 and Nine Months Ended March 31, 2002
---------------------------------------------------------------------

     Revenue for the nine-month period ended March 31, 2003 was $10,000, which represented the initial license fee in connection with the Cal/West License. Revenue for the nine-month period ended March 31, 2002 was $125,000, which represented the initial license fee in connection with the Harris Moran License.

     Operating expenses consist of general and administrative expenses, research and development expenses and stock-based compensation. Operating expenses for the nine-month periods ended March 31, 2003 and March 31, 2002 were $1,791,367 and $1,869,639, respectively, a decrease of $78,272, or 4.2%. This decrease in operating expenses was primarily the result of a decrease in stock-based compensation which was mostly offset by an increase in general and administrative and research and development expenses.

     General and administrative expenses consist primarily of payroll and benefits, professional and consulting services, investor relations, office rent and corporate insurance. General and administrative expenses for the nine-month periods ended March 31, 2003 and March 31, 2002 were $1,056,416 and $976,528, respectively, an increase of $79,888, or 8.2%. This increase was primarily the result of an increase in payroll and benefits and investor relations, partially offset by a decrease in consulting services and recruiting costs. Consulting services decreased during the nine-month period ended March 31, 2003, as a result of the hiring of Mr. Galton on October 4, 2001, as our President and
Chief Executive Officer. From July 1, 2001 through October 4, 2001, the positions of President and CEO were held by two non-employee board members and accordingly, their compensation for those functions was categorized as consulting services. The decrease in consulting services was partially offset by an increase in employee payroll and benefits during the nine-month period ended March 31, 2003 as a result of the President and CEO compensation being classified as payroll instead of consulting services. In connection with our strategy to increase our recognition in the public market, expenses related to investor relations increased during the nine-month period ended March 31, 2003, primarily as a result of fees incurred for our investor relations firm, listing fees for the American Stock Exchange, financial consulting fees and costs associated with presentations to various analysts, money managers and funds, all of which were not incurred during the nine months ended March 31, 2002.

     Research and development expenses consist primarily of fees associated with the Research and Development Agreements, costs associated with the research being performed at the University of Colorado, amortization of the initial fee in connection with the Anawah Agreement and consulting fees to the Scientific Advisory Board, Dr. Thompson and Dr. Bennett. Research and development expenses for the nine-month periods ended March 31, 2003 and March 31, 2002 were $597,774 and $257,925, respectively, an increase of $339,849, or 131.8%. This increase was primarily the result of an increase in the research and development costs incurred in connection with the expanded research undertaken by the University of Waterloo, the implementation of our mammalian cell research programs and the implementation of new plant research being conducted in connection with the Anawah Agreement.

     Stock-based   compensation  consists  of  non-employee  stock  options  and warrants granted and vesting as consideration for certain professional, consulting, legal and advertising services. Stock-based compensation for the nine-month periods ended March 31, 2003 and March 31, 2002 was $137,177 and $635,186, respectively, a decrease of $498,009, or 78.4%. The decrease was primarily the result of a decrease in stock options granted and becoming vested to members of the Scientific Advisory Board and consultants and warrants granted and becoming vested to certain financial advisors during the nine-months ended March 31, 2003.

Period From Inception on July 1, 1998 through March 31, 2003
------------------------------------------------------------

     From inception of operations on July 1, 1998 through March 31, 2003, we had revenues of $210,000, which consisted of the initial license fees in connection with our various development and license agreements.

     We have incurred losses each year since inception and have an accumulated deficit of $9,023,046 at March 31, 2003. We expect to continue to incur losses as a result of expenditures on research, product development and administrative activities.

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

                           PART II. OTHER INFORMATION.
                           --------------------------


ITEM 5. OTHER INFORMATION.

        None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits.

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

                                 SENESCO TECHNOLOGIES, INC.


DATE:  May 15, 2003              By:  /s/ Bruce C. Galton
                                    --------------------------------------------
                                    Bruce C. Galton, President
                                    and Chief Executive Officer
                                    (Principal Executive Officer)



DATE:  May 15, 2003              By:  /s/ Joel Brooks
                                    --------------------------------------------
                                    Joel Brooks, Chief Financial Officer
                                    and Treasurer
                                    (Principal Financial and Accounting Officer)

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


Date: May 15, 2003                         /s/ Bruce C. Galton
                                           -------------------------------------
                                           Bruce C. Galton
                                           President and Chief Executive Officer
                                           (principal executive officer)

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


Date: May 15, 2003                  /s/ Joel Brooks
                                    --------------------------------------------
                                    Joel Brooks
                                    Chief Financial Officer and Treasurer
                                    (principal financial and accounting officer)