Form 10KSB
period 2003-06-30
SENESCO TECHNOLOGIES INC
filed 2003-09-29
CIK 1035354

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the fiscal year ended June 30, 2003

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from              to
                                    -----------     ------------

                          Commission File No. 001-31326

                           SENESCO TECHNOLOGIES, INC.
             ------------------------------------------------------
           (Name of Small Business Issuer as Specified in Its Charter)

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

                                 (732) 296-8400
                          ----------------------------
                           (Issuer's Telephone Number,
                              Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

     Title of each class               Name of each exchange on which registered
     -------------------               -----------------------------------------
Common Stock, $0.01 par value                   American Stock Exchange
per share.

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

               Yes:    X                           No:
                   ----------                         ----------


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]


     State issuer's revenues for fiscal year ended June 30, 2003: $10,000


     State the aggregate market value of the voting common stock held by non-affiliates of the Registrant: $24,974,321 at September 19, 2003 based on the closing sales price on that date.


     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of September 19, 2003:

Class                                                    Number of Shares
-----                                                    ----------------

Common Stock, $0.01 par value                               11,880,045


     Transitional Small Business Disclosure Format:

               Yes:                                No:    X
                   -----------                        ----------


     The following documents are incorporated by reference into the Annual Report on Form 10-KSB: Portions of the registrant's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders are incorporated by reference into
Part III of this Report.

                                TABLE OF CONTENTS
                                -----------------

          Item                                                              Page
          ----                                                              ----

PART I    1.  Business........................................................1

          2.  Properties.....................................................19

          3.  Legal Proceedings..............................................19

          4.  Submission of Matters to a Vote of Security Holders............19

PART II   5.  Market for Our Common Equity and Related Stockholder
              Matters........................................................20

          6.  Management's Discussion and Analysis or Plan of Operation......21

          7.  Financial Statements...........................................27

          8.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure............................27

          8A. Controls and Procedures........................................27


PART III  9.  Directors and Executive Officers...............................28

          10. Executive Compensation.........................................28

          11. Security Ownership of Certain Beneficial Owners and
              Management.....................................................28

          12. Certain Relationships and Related Transactions.................28

          13. Exhibits, List and Reports on Form 8-K.........................28

          14. Principal Accountant Fees and Services.........................28

SIGNATURES...................................................................29

EXHIBIT INDEX................................................................31

FINANCIAL STATEMENTS........................................................F-1

                                     PART I


ITEM 1.  BUSINESS.


BUSINESS OF THE COMPANY

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

     AGRICULTURAL APPLICATIONS

     Our technology goals for agricultural applications are to: (i) extend the shelf life of perishable plant products; (ii) produce larger and leafier crops;
(iii) increase yield in horticultural and agronomic crops; and (iv) reduce the harmful effects of environmental stress.

     Senescence is the natural aging of plant tissues. Loss of cellular membrane integrity is an early event during the senescence of all plant tissues that prompts the deterioration of fresh flowers, fruits and vegetables. This loss of integrity, which is attributable to the formation of lipid metabolites in membrane bilayers that phase-separate, causes the membranes to become leaky. A decline in cell function ensues, leading to deterioration and eventual death, or spoilage, of the tissue. A delay in senescence increases shelf life and extends the plant's growth timeframe, which allows the plant to devote more time to the photosynthetic process. We have shown that the additional energy gained during this period leads directly to increased seed production, and therefore increases crop yield. Seed production is a vital agricultural function. For example, oil-bearing crops store oil in their seeds. We have also shown that this reduction in premature senescence leads to larger plants, with increased biomass, and more leafy crops. Most recently, we have demonstrated that reducing premature senescence results in crops which exhibit increased resilience to water deprivation and salt stress. Drought and salt resistant crops may ultimately be more cost effective due to reduced loss in the field and less time spent on crop management.

     The technology presently utilized by the industry for increasing the shelf life in certain flowers, fruits and vegetables relies primarily on reducing ethylene biosynthesis, and hence only has application to the limited number of plants that are ethylene-sensitive. Our research focuses on the discovery and development of certain gene technologies, which are designed to confer positive traits on fruits, flowers, vegetables, forestry species and agronomic crops. To date, we have isolated and characterized the senescence-induced lipase gene, deoxyhypusine synthase, or DHS, gene and Factor 5A gene in certain species of plants. Our goal is to inhibit the expression of, or silence, these genes to delay senescence, which will in turn extend shelf life, increase biomass, increase yield and increase resistance to environmental stress, thereby demonstrating proof of concept in each category of crop. We have licensed this technology to various strategic partners and have entered into a joint venture, and we intend to continue to license this technology to additional strategic partners and/or enter into additional joint ventures.

     We are currently working with lettuce, melon, tomato, canola, Arabidopsis (a model plant that produces oil in a manner similar to canola), banana, alfalfa and certain species of trees, and have obtained proof of concept for the lipase, DHS and Factor 5A genes in several of these plants. Also, we have initiated field trials of lettuce and bananas with our respective partners. These field trials have shown that our technology effectively reduces browning in cut lettuce and extend the shelf life of banana fruit by 100%. Near-term research and development initiatives include: (i) silencing or reducing the expression of DHS and Factor 5A genes in these plants; and (ii) propagation and testing of plants with our silenced genes. We have also completed our research and development initiative in carnation flower, which yielded a 100% increase in shelf life through the inhibition of the DHS reaction.

     HUMAN HEALTH APPLICATIONS

     Inhibiting Apoptosis
     --------------------

     We have also isolated the DHS and programmed cell death Factor 5A genes in mammalian tissue. Our preliminary research reveals that DHS and Factor 5A genes regulate apoptosis in animal and human cells. The mammalian apoptosis isoforms of the DHS and Factor 5A genes were first isolated from rat ovarian tissue, specifically the corpus luteum, which undergoes apoptosis naturally at the end of the female reproductive cycle. The sequences of the mammalian apoptosis DHS and Factor 5A genes are very similar to those of the corresponding plant genes in keeping with their common functions. Moreover, inhibiting the function of the Factor 5A gene in rats has been shown to inhibit the induction of corpus luteum apoptosis. Apoptosis, as manifested by DNA fragmentation, was clearly detectable in super-ovulated control female rats within three hours of treatment with prostaglandin F2a. This hormone induces corpus luteum apoptosis naturally in mammals, but in super-ovulated animals in which the activation of Factor 5A had been inhibited, DNA fragmentation reflecting apoptosis was not apparent. Thus, just as these genes can be used to delay senescence in plants, this experiment shows that they may also be used to inhibit apoptosis in mammals. We believe that our technology has potential application as a means of controlling a broad range of diseases that are attributable to premature apoptosis. Apoptotic diseases include neurodegenerative diseases, such as Alzheimer's disease and Parkinson's disease, retinal diseases, such as glaucoma and macular degeneration, heart disease, stroke and rheumatoid arthritis. We have commenced pre-clinical research on heart tissue samples from both ischemic and non-ischemic patients with heart disease and have found that Factor 5A is significantly upregulated in ischemic heart tissue. Ischemia is the restriction of blood supply to the heart that can result in heart attacks and damage to heart tissue. We have also found that upregulation of Factor 5A correlates to upregulation of two key inflammatory cytokines, Interleukin-1 and Interleukin-18, which are pro-inflammatory molecules and are indicated in numerous apoptopic diseases. In addition, we have initiated cell-line studies for applications of our technology to glaucoma and surface ocular diseases and on liver cell-lines.

     Factor 5A appears to control expression of the suite of proteins required for apoptosis. Such proteins include p53, interleukins, caspases, and tumor necrosis factor (TNF-alpha). Expression of these cell death proteins is required for the execution of apoptosis. We have found that blocking Factor 5A by treatment with siRNA, or antisense oligoneucleotides, inhibits the expression of p53, a major cell death transcription factor that in turn controls the formation of a suite of other cell death proteins. In addition, down-regulation of Factor 5A up-regulates Bcl-2, a major suppressor of apoptosis. Blocking Factor 5A also reduces the number of cells undergoing apoptosis.

     Accelerating Apoptosis
     ----------------------

     Conversely, we have also established in pre-clinical studies that our apoptosis Factor 5A gene is able to kill cancer cells. Tumors arise when cells that have been targeted to undergo apoptosis are unable to do so because of an inability to activate the apoptotic pathways. When our apoptosis Factor 5A gene was introduced into RKO cells, a cell line derived from human carcinoma and COS7 cells, an immortal, cancer-like cell line from monkeys, virtually all cells expressing the Factor 5A gene underwent apoptosis. Moreover, just as the senescence Factor 5A gene appears to facilitate expression of the entire suite of genes required for programmed cell death in plants, the apoptosis Factor 5A gene appears to regulate expression of a suite of genes required for programmed cell death in mammals. For example, over-expression of apoptosis Factor 5A up regulates p53, an important tumor suppressor gene that promotes apoptosis in cells with damaged DNA and also down-regulates Bcl 2, a suppressor of apoptosis. Because the Factor 5A gene appears to function at the initiation point of the apoptotic pathways, we believe that our gene technology has potential application as a means of combating a broad range of cancers and have initiated studies with invivo cancer models to determine Factor 5A's ability to shrink human tumors grafted onto mice.

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

     In November 2001, we entered into a worldwide exclusive development and license agreement, referred to herein as the Harris Moran License, with Harris Moran Seed Company to commercialize our technology in lettuce and certain melons for an indefinite term, unless terminated by either party pursuant to the terms of the agreement. To date, the development steps performed by Harris Moran and us have all been completed on schedule in accordance with the protocol set forth in the Harris Moran License. There has been extensive characterization of our genes in lettuce in a laboratory setting. The initial lab work has produced genetically modified seed under greenhouse containment, which has been followed by substantial field trials for evaluation. These field trials represent a vital step in the process necessary to develop a commercial product. Harris Moran has undertaken additional field trials of our technology in 2003.

     In June 2002, we entered into a three-year worldwide exclusive development and option agreement, referred to herein as the ArborGen Agreement, with ArborGen, LLC to develop our technology in certain species of trees. The ArborGen Agreement also grants ArborGen an option to acquire an exclusive worldwide license to commercialize our technology in various other forestry products.

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

     In October 2002, we entered into a non-exclusive sales representative agreement to market and promote our technology in the People's Republic of China. Under the terms of the agreement, we will pay a commission to the sales representative based on a percentage of the gross license fees we receive. With the assistance of the sales representative, in November 2002, we executed a non-binding letter of intent with the Tianjin Academy of Agricultural Sciences for the exclusive use of our technology in a variety of fruit and vegetable crops in China. We have held discussions with representatives of the Academy as well as government representatives from the city of Tianjin and from a central government department of China. We have also initiated discussions with two Chinese biotechnology companies. Such a company would be necessary to secure the financing for the proposed agreement with the Academy and to commercialize the seeds developed with our technology under the proposed license. Due to the size and scope of the proposed agreement and the complexities of doing business in China, and in light of the recent SARS health crisis that occured in China, we anticipate that our ongoing discussions will continue over the course of the next several months.

     HUMAN HEALTH TARGET MARKETS

     We believe that our gene technology could have broad applicability in the human health field, by either inhibiting or accelerating apoptosis. Inhibiting apoptosis may be useful in preventing or treating a wide range of diseases attributed to premature apoptosis, including stroke, heart disease, rheumatoid arthritis, retinal diseases such as glaucoma and macular degeneration, and neurodegenerative diseases such as Alzheimer's disease and Parkinson's disease. Accelerating apoptosis may be useful in treating certain forms of cancer because the body's immune system is not able to force cancerous cells to undergo apoptosis.

     COMPETITION

     Competitors that are presently attempting to distribute their technology have generally utilized one of the following distribution channels: (i) licensing technology to major marketing and distribution partners; (ii) entering into strategic alliances; or (iii) developing in-house production and marketing capabilities. In addition, some competitors are owned by established distribution companies, which alleviates the need for strategic alliances, while others are attempting to create their own distribution and marketing channels.

     Our competitors in the field of delaying plant senescence are companies that develop and produce transformed plants in which ethylene biosynthesis has been silenced. Such companies include, among others: Paradigm Genetics; Bayer Crop Science; Mendel Biotechnology; Renessen LLC; Exelixis Plant Sciences, Inc.; PlantGenix, Inc.; Syngenta International AG; and Eden Bioscience.

     Companies working in the field of apoptosis research include, among others:
OSI   Pharmaceuticals,   Inc.;   Idun   Pharmaceuticals;    Novartis;   Introgen
Therapeutics, Inc.; Genta, Inc.; and Vertex Pharmaceuticals, Inc.

     MARKETING PROGRAM

     We presently license our technology to agricultural companies capable of incorporating our technology into crops grown for commercial agriculture. We anticipate revenues from these relationships in the form of licensing fees and royalties from our partners. In addition, we anticipate payments from our partners upon our achievement of certain research and development benchmarks. This commercialization strategy allows us to generate revenues at various stages of product development, while ensuring that our technology is incorporated into a wide variety of crops. Our optimal partners combine the technological know-how to incorporate our technology into their product line along with the ability to successfully market the enhanced final product, thereby eliminating the need for us to develop and maintain a sales force. Based upon our commercialization strategy, we anticipate that there may be a significant period of time before plants enhanced using our technology reach consumers. Thus, we have not begun to actively market our technology directly to consumers, but rather, we have sought to establish ourselves within the industry through presentations at industry conferences, our website and direct communication with prospective licensees.

     RESEARCH PROGRAM

     Our subsequent research and development initiatives include: (i) further developing the DHS and Factor 5A gene technology in lettuce, melon and banana, and implementing the technology in a variety of other commercially important agricultural crops such as tomato, alfalfa and trees; (ii) testing the resultant crops for new beneficial traits such as increased yield and increased tolerance to environmental stress; and (iii) assessing the role of the DHS and Factor 5A genes in human diseases through the accumulation of additional data from pre-clinical experiments with cell lines, mammalian tissue and animal models. Our strategy for agriculture focuses on various plants to allow flexibility that will accommodate different plant reproduction strategies among the different sectors of the broad agricultural and horticultural markets.

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

     JOINT VENTURE

     On May 14, 1999, we entered into a joint venture agreement with Rahan Meristem Ltd., referred to herein as Rahan Meristem, an Israeli company engaged in the worldwide export marketing of banana germ-plasm, referred to herein as the Rahan Joint Venture. Rahan Meristem accounts for approximately 10% of the worldwide export of banana seedlings. We have contributed, by way of a limited, exclusive, worldwide license to the Rahan Joint Venture, access to our technology, discoveries, inventions and know-how, whether patentable or otherwise, pertaining to plant genes and their cognate expressed proteins that are induced during senescence for the purpose of developing, on a joint basis, genetically enhanced banana plants which will result in a banana that has a longer shelf life. Rahan Meristem has contributed its technology, inventions and know-how with respect to banana plants. Rahan Meristem and Senesco equally own the Rahan Joint Venture.

     The Rahan Joint Venture applied for and received a conditional grant that totals approximately $340,000, which constitutes 50% of the Rahan Joint Venture's research and development budget over the four-year period, ending on May 31, 2003, from the Israel - U.S. Binational Research and Development Foundation, or BIRD Foundation, referred to herein as the BIRD Grant. Such grant, along with certain royalty payments, shall only be repaid to the BIRD Foundation upon the commercial success of the Rahan Joint Venture's technology. The commercial success is measured based upon certain benchmarks and/or milestones achieved by the Rahan Joint Venture. The Rahan Joint Venture reports these benchmarks periodically to the BIRD Foundation.

     All aspects of the Rahan Joint Venture's research and development initiative are proceeding on time, or are ahead of the original schedule laid out at the inception of the Rahan Joint Venture. Both the DHS and lipase genes have been identified and isolated in banana, and the Rahan Joint Venture is currently in the process of silencing these genes. The resultant plants are being tested in field trials to assess extended shelf life of banana fruit and enhanced tolerance to environmental stress. The trials indicated that Senesco's proprietary technology extends the shelf life of the banana fruit up to 100%, while allowing the banana fruit to ripen normally.

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

     INTELLECTUAL PROPERTY

     Research and Development
     ------------------------

     The inventor of our technology, John E. Thompson, Ph.D., is the Associate Vice-President, Research and former Dean of Science at the University of Waterloo in Ontario, Canada, and is our Executive Vice President of Research and Development. Dr. Thompson is also one of our directors and owns 4.8% of the outstanding shares of our common stock, $0.01 par value, as of June 30, 2003. On September 1, 1998, we entered into, and subsequently have extended, a research and development agreement with the University of Waterloo and Dr.

Thompson as the principal inventor, referred to herein as the First Research and Development Agreement. The First Research and Development Agreement is currently set to expire on August 31, 2004. Also, effective May 1, 2002, we entered into another research and development agreement, for a period of one year, with the University of Waterloo and Dr. Thompson, referred to herein as the Second Research and Development Agreement. The First Research and Development Agreement and the Second Research and Development Agreement are collectively referred to herein as the Research and Development Agreements. The Research and Development Agreements provide that the University of Waterloo will perform research and development under our direction, and we will pay for the cost of this work and make certain payments to the University of Waterloo. In return for payments made under the Research and Development Agreements, we have all rights to the intellectual property derived from the research.

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

     For the fiscal year ended June 30, 2003, approximately 40% of our research and development expenses were incurred on mammalian research applications. Since our inception, the proportion of research and development expenses on mammalian applications has increased, as compared to plant applications. This change is primarily due to the fact that our research focus on mammalian applications has increased and some of our research costs for plant applications have shifted to our research partners.

     Our future research and development program focuses on the discovery and development of certain gene technologies which intend to extend shelf life and to confer other positive traits on fruits, flowers, vegetables and agronomic row crops and on expanding our mammalian research programs. Over the next twelve months, we plan to continue the following research and development initiatives:
(i) the development of plants that possess new beneficial traits, such as protection against drought, with emphasis on lettuce, melon, corn, forestry products, alfalfa and the other species described below with several entities, including Anawah; (ii) the development of enhanced lettuce and melon plants through the Harris Moran License; (iii) the development of enhanced trees through the ArborGen Agreement; (iv) the development of enhanced alfalfa through the Cal/West License; (v) the isolation of new genes in the Arabidopsis, tomato, lettuce, soybean, canola seed and melon plants, among others, at the University of Waterloo; (vi) the development of enhanced banana plants through the Rahan Joint Venture; (vii) the transformation of seed enhanced with our technology; and (viii) assessing the function of the DHS and Factor 5A genes in human diseases at the University of Waterloo and the University of Colorado. We may further expand our research and development program beyond the initiatives listed above.

     Patent and Patent Applications
     ------------------------------

     On March 25, 2003, we were granted Patent No. 6,538,182, entitled "DNA Encoding a Plant Deoxyhypusine Synthase, A Plant Eukaryotic Initiation Factor 5A, Transgenic Plants and A Method For Controlling Senescence and Programmed Cell Death in Plants", from the United States Patent and Trademark Office, or PTO. This patent represents successful prosecution of some of the claims set forth in the Second Patent Application, as defined below. Further divisional applications which cover other claims from the Second Patent Application are currently being reviewed by the PTO.

     We have three major families of patent applications in process domestically and internationally. The first family of applications is based on the application entitled "DNA Encoding a Plant Lipase, Transgenic Plants and a Method for Controlling Senescence in Plants", referred to herein as the First Patent Application, which was filed in February 1999. The second family of applications is based on the application entitled "DNA Encoding A Plant Deoxyhypusine Synthase, Transgenic Plants and a Method for Controlling Cell Death in Plants", referred to herein as the Second Patent Application, which was filed in July 1999. We have filed several new Continuations in Part and Divisional Patent Applications on both the First Patent Application and the Second Patent Application to protect our intellectual property pertaining to new technological developments. We have also filed one additional application, referred to herein as the Third Patent Application, followed by a substantial Continuation in Part, in addition to those listed above, which pertain to the possible mammalian applicability of our technology. The Third Patent Application is focused on suppressing cell death as a prospective therapy for a wide range of diseases and the Continuation in Part focuses on accelerating cell death as a means of treating cancer. We have filed a second Continuation in Part on the Third Patent Application based on data we gathered in studies of ischemic heart tissue. We have also filed a third Continuation in Part on the Third Patent Application based on data which correlates cytokine expression to Factor 5A. We intend to continue our strategy of enhancing these new patent applications through the addition of data as it is collected.

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

     EMPLOYEES

     In addition to the scientists performing funded research for us at the University of Waterloo and the University of Colorado, as of June 30, 2003 and currently, we have four employees and one consultant, four of whom are executive officers and are involved in our management. We may hire additional employees over the next twelve months to meet the needs created by possible expansion of our operations.

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

  WE HAVE A LIMITED OPERATING HISTORY AND HAVE INCURRED SUBSTANTIAL LOSSES AND EXPECT FUTURE LOSSES.

     We are a developmental stage biotechnology company with a limited operating history and limited assets and capital. We have incurred losses each year since inception and have an accumulated deficit of $9,496,659 at June 30, 2003. We have generated minimal revenues by licensing certain of our technology to companies willing to share in our development costs. However, our technology may not be ready for widespread commercialization for several years. We expect to continue to incur losses over the next two to three years because we anticipate that our expenditures on research and development, commercialization and administrative activities will significantly exceed our revenues during that period. We cannot predict when, if ever, we will become profitable.

  WE DEPEND ON A SINGLE PRINCIPAL TECHNOLOGY.

     Our primary business is the development and commercial exploitation of technology to identify, isolate, characterize and silence genes which control the aging and death of cells in plants and mammals. Our future revenue and profitability critically depend upon our ability to successfully develop senescence and apoptosis gene technology and later market and license such technology at a profit. We have conducted experiments on certain crops with favorable results and have conducted certain preliminary cell-line experiments, which have provided us with data upon which we have designed additional research programs. However, we cannot give any assurance that our technology will be commercially successful or economically viable for all crops or mammalian applications.

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

  WE HAVE SIGNIFICANT FUTURE CAPITAL NEEDS.

     As of June 30, 2003, we had cash and highly-liquid investments valued at $2,419,225 and working capital of $2,285,464. We believe that we can operate according to our current business plan for at least twelve months using our available reserves. To date, we have generated minimal revenues and anticipate that our operating costs will exceed any revenues generated over the next several years. Therefore, we anticipate that we will be required to raise additional capital in the future in order to operate according to our current business plan. We may require additional funding in less than twelve months, and additional funding may not be available on favorable terms, if at all. In addition, in connection with such funding, if we need to issue more equity securities than our certificate of incorporation currently authorizes, or more than 20% of the shares of our common stock outstanding, we may need stockholder approval. If stockholder approval is not obtained or if adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. Investors may experience dilution in their investment from future offerings of our common stock. For example, if we raise additional capital by issuing equity securities, such an issuance would reduce the percentage ownership of existing stockholders. In addition, assuming the exercise of all options and warrants granted, as of June 30, 2003, we had 12,041,802 shares of common stock authorized but unissued, which may be issued from time to time by our board of directors without stockholder approval. Furthermore, we may need to issue securities that have rights, preferences and privileges senior to our common stock. Failure to obtain financing on acceptable terms would have a material adverse effect on our liquidity.

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

  COMPETITION IN THE AGRICULTURAL AND BIOTECHNOLOGY INDUSTRIES IS INTENSE AND TECHNOLOGY IS CHANGING RAPIDLY.

     Many agricultural and biotechnology companies are engaged in research and development activities relating to senescence and apoptosis. The market for plant protection and yield enhancement products is intensely competitive, rapidly changing and undergoing consolidation. We may be unable to compete successfully against our current and future competitors, which may result in price reductions, reduced margins and the inability to achieve market acceptance for products containing our technology. Our competitors in the field of plant senescence gene technology are companies that develop and produce transgenic plants and include major international agricultural companies, specialized biotechnology companies, research and academic institutions and, potentially, our joint venture and strategic alliance partners. Such companies include:
Paradigm Genetics; Bayer Crop Science; Mendel Biotechnology; Renessen LLC; Exelixis Plant Sciences, Inc.; PlantGenix, Inc.; Syngenta International AG; and Eden Bioscience, among others. Some of the companies involved in apoptosis research include: OSI Pharmaceuticals, Inc.; Idun Pharmaceuticals; Novartis; Introgen Therapeutics, Inc.; Genta, Inc.; and Vertex Pharmaceuticals, Inc. Many of these competitors have substantially greater financial, marketing, sales, distribution and technical resources than us and have more experience in research and development, clinical trials, regulatory matters, manufacturing and marketing. We anticipate increased competition in the future as new companies enter the market and new technologies become available. Our technology may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors.

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

  THE HUMAN HEALTH APPLICATIONS OF OUR TECHNOLOGY ARE SUBJECT TO A LENGTHY AND UNCERTAIN REGULATORY PROCESS.

     The FDA must approve any drug or biologic product before it can be marketed in the United States. In addition, prior to being sold outside of the U.S., any products resulting from the application of our apoptosis related technology must be approved by the regulatory agencies of foreign governments. Prior to filing a new drug application or biologics license application with the FDA, we would have to perform extensive pre-clinical testing and clinical trials, which could take several years and may require substantial expenditures. Any failure to obtain regulatory approval could delay or prevent the commercialization of our apoptosis related technology.

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

     As of June 30, 2003, our executive officers, directors and affiliated entities together beneficially own approximately 45.0% of the outstanding shares of our common stock, assuming the exercise of options and warrants which are currently exercisable, held by these stockholders. As a result, these stockholders, acting together, will be able to exercise considerable influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

  OUR   STOCKHOLDERS  MAY   EXPERIENCE  SUBSTANTIAL  DILUTION  AS  A  RESULT  OF
OUTSTANDING OPTIONS AND WARRANTS TO PURCHASE OUR COMMON STOCK.

     As of June 30, 2003, we have granted options outside of our stock option plan to purchase 10,000 shares of our common stock and warrants to purchase 4,207,153 shares of our common stock. In addition, as of June 30, 2003, we have reserved 3,000,000 shares of our common stock for issuance upon the exercise of options granted pursuant to our stock option plan, 1,781,000 of which have been granted and 1,219,000 of which may be granted in the future. The exercise of these options and warrants will result in dilution to our existing stockholders and could have a material adverse effect on our stock price.

  SHARES ELIGIBLE FOR PUBLIC SALE.

     As of June 30, 2003, we had 11,880,045 shares of our common stock issued and outstanding, of which approximately 8,000,000 shares are registered pursuant to a registration statement on Form S-3, which was deemed effective on June 28, 2002, and the remainder of which are in the public float. In addition, we have registered 3,000,000 shares of our common stock underlying options granted or to be granted under our stock option plan. Consequently, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, may adversely affect the market price of our common stock.

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

ITEM 2.  PROPERTIES.

     We lease office space in New Brunswick, New Jersey for a monthly rental fee of $2,838, subject to certain escalations for our proportionate share of increases, over the base year of 2001, in the building's operating costs. The lease expires in May 2006. We have an option to renew the lease for an additional five-year period through May 2011. The space is in good condition and we believe it will adequately serve as our headquarters over the term of the lease. We also believe that this office space is adequately insured by the lessor.

ITEM 3.  LEGAL PROCEEDINGS.

     We are not currently a party to any legal proceedings, however, we may become involved in various claims and legal actions arising in the ordinary course of business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5.  MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     From January 25, 1999 through May 16, 2002, our common stock had been trading on the NASD OTC Bulletin Board under the symbol SENO. On May 17, 2002, our common stock began trading on the American Stock Exchange under the symbol SNT.

     The following table sets forth the range of the high and low sales price for our common stock for each of the quarters since the quarter ended September 30, 2001, as reported on the NASD OTC Bulletin Board and the American Stock Exchange.

               Quarter                                        Common
                Ended                                          Stock
------------------------------------------          -------------------------
                                                      High              Low
                                                      ----              ---

September 30, 2001                                    $3.08            $1.57
December 31, 2001                                     $2.99            $1.74
March 31, 2002                                        $3.13            $2.20
June 30, 2002                                         $3.55            $1.30
September 30, 2002                                    $2.35            $1.20
December 31, 2002                                     $2.75            $1.60
March 31, 2003                                        $2.50            $1.95
June 30, 2003                                         $2.50            $1.50

================

     As of September 19, 2003, the approximate number of holders of record of our common stock was 285.

     We have neither paid nor declared dividends on our common stock since our inception and we do not plan to pay dividends on our common stock in the foreseeable future. We expect that any earnings, which we may realize, will be retained to finance the growth of our company.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

     We do not expect to generate significant revenues for approximately the next two to three years, during which time we will engage in significant research and development efforts. However, we have entered into the Harris Moran License, the ArborGen Agreement and the Cal/West License to develop and commercialize our technology in certain varieties of lettuce, melons, trees and alfalfa. The Harris Moran License and the Cal/West License also provide for royalty payments to us upon commercial introduction. The ArborGen Agreement contains an option for ArborGen to execute a license to commercialize developed products, and upon the execution of a license agreement, we will receive a license fee and royalties from ArborGen. The Cal/West License contains an option for Cal/West to develop our technology in various other forage crops. We also have entered into the Rahan Joint Venture to develop and commercialize our technology in banana plants. In connection with the Rahan Joint Venture, we will receive 50% of the profits from the sale of enhanced banana plants.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     We recognize revenue from license and development agreements as services are provided and milestones are achieved.

     We are amortizing the cost of an initial $200,000 non-refundable payment made under a research agreement over the estimated eighteen-month term of the project. As of June 30, 2003, $100,000, which will be amortized over the remaining estimated nine months of the research project, is included in the balance sheet as a prepaid expense.

     We have recorded valuation allowances against our entire deferred tax assets of $2,856,000 at June 30, 2003. The valuation allowances relate primarily to the net operating loss carryforward deferred tax asset where the tax benefit of such asset is not assured.

     As of June 30, 2003, we have determined that the estimated future undiscounted cash flows related to our patent applications will be sufficient to recover their carrying value.

     Accrued expenses partially consist of estimates for costs incurred in connection with certain research projects. The estimates are based upon the research activities performed and their correlation to the research budget provided.

     We do not have any off-balance sheet arrangements.

LIQUIDITY AND CAPITAL RESOURCES

     OVERVIEW

     As of June 30, 2003, our cash balance and investments totaled $2,419,225, and we had working capital of $2,285,464. As of June 30, 2003, we had a federal tax loss carryforward of approximately $7,470,000 and a state tax loss carry-forward of approximately $3,511,000 to offset future taxable income. There can be no assurance, however, that we will be able to take advantage of any or all of such tax loss carryforwards, if at all, in future fiscal years.

     FINANCING NEEDS

     We have research and development agreements with the University of Waterloo, which provide for research and development services to be performed at the direction of our company and Dr. Thompson. We have paid the University of Waterloo an aggregate of approximately US $1,120,000 under the First Research and Development Agreement. Effective September 1, 2002, we extended our First Research and Development Agreement for an additional two-year period, in the amount of Can $1,092,800, which represented approximately US $806,000 as of June 30, 2003. Effective May 1, 2002, we entered into a Second Research and Development for a one-year period, under which we paid Can $50,000, which represented US $42,646 as of June 30, 2003. During the years ended June 30, 2003 and June 30, 2002, we incurred expenses of $415,886 and $254,347, respectively, in connection with the Research and Development Agreements.

     In September 2002, we entered into the Anawah Agreement, which provides us with a license to use Anawah's technology to develop and commercialize enhanced species of produce. The agreement will continue until the expiration of the patents set forth in the agreement, unless terminated earlier by either party pursuant to the terms of the agreement. In connection with the execution of the agreement, we incurred an initial fee of $200,000, which is being amortized over the term of the research to be performed under the agreement. Upon the completion of certain benchmarks, we will incur additional research and development fees and will make certain royalty payments to Anawah.

     As of June 30, 2003, we have directly received a total of $90,150, $22,178 of which was received during the current year, from the BIRD Foundation for research and development expenses we have incurred which are associated with the research and development efforts of the Rahan Joint Venture. We expect to receive one additional installment of the BIRD Grant as our expenditures associated with the Rahan Joint Venture increased above certain levels. Our portion of the Rahan Joint Venture's aggregate expenses totaled approximately $53,500 and $41,000 for the years ended June 30, 2003 and June 30, 2002, respectively, and is included in research and development expenses. As of June 30, 2003, our portion of the Rahan Joint Venture's aggregate expenses to date totaled approximately $208,000.

     We lease office space in New Brunswick, New Jersey for a monthly rental fee of $2,838, subject to certain escalations for our proportionate share of increases in the building's operating costs. The lease expires in May 2006, but is renewable for an additional five-year term.

     We have employment agreements with certain employees, who are also stockholders, which provide for a base compensation and additional amounts, as set forth in each agreement. The agreements expire between January 2004 and June 2006. As of June 30, 2003, future base compensation to be paid under the agreements through June 2006 totals $673,750.

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

     In December 2002, we entered into a six-month financial consulting agreement with Perrin, Holden & Davenport Capital Corp. The agreement was effective on February 1, 2003 and provides for monthly payments of $5,000. Effective August 1, 2003, the financial consulting agreement with Perrin, Holden & Davenport Capital Corp. was extended for an additional three-month period on the same terms.

     The following table lists our cash contractual obligations as of June 30, 2003:


-------------------------------------------------------------------------------------------------------------
                                                        Payments Due by Period
-------------------------------------------------------------------------------------------------------------
                                               Less than                                   More than
  Contractual Obligations         Total          1 year      1 - 3 years    4 - 5 years     5 years
-------------------------------------------------------------------------------------------------------------
Research and Development
Agreements (1)                $   402,500    $   345,000    $    57,500    $       --      $      --
-------------------------------------------------------------------------------------------------------------
Facility, Rent and
Operating Leases (2)          $    96,492    $    34,056    $    62,436    $       --      $      --
-------------------------------------------------------------------------------------------------------------
Employment, Consulting
and Scientific Advisory
Board Agreements (3) (4)      $   817,517    $   491,433    $   326,083    $       --      $      --
=============================================================================================================
Total Contractual
Cash Obligations              $ 1,316,509    $   870,489    $   446,019    $       --      $      --
=============================================================================================================


(1) Certain of our research and development agreements disclosed herein provide that payment is to be made in Canadian dollars and, therefore, the contractual obligations are subject to fluctuations in the exchange rate.

(2) The lease for our office space in New Brunswick, New Jersey is subject to certain escalations for our proportionate share of increases in the building's operating costs.

(3) Certain of our employment and consulting agreements provide for automatic renewal (which is not reflected in the table), unless terminated earlier by the parties to the respective agreements.

(4) Includes $366,000 for an employment agreement that was not effective until July 1, 2003 and $15,000 for a consulting agreement that was not effective until August 1, 2003.

     We expect our capital requirements to increase significantly over the next several years as we commence new research and development efforts, increase our business and administrative infrastructure and embark on developing in-house business capabilities and facilities. Our future liquidity and capital funding requirements will depend on numerous factors, including, but not limited to, the levels and costs of our research and development initiatives and the cost and timing of the expansion of our business development and administrative staff.

     CAPITAL RESOURCES

     Since inception, we have generated revenues of $210,000 in connection with the initial fees received under the Harris Moran License, the ArborGen Agreement and the Cal/West License. We have not been profitable since inception, we will continue to incur additional operating losses in the future, and we will require additional financing to continue the development and subsequent commercialization of our technology. While we do not expect to generate significant revenues from the licensing of our technology in the near future, we may enter into additional licensing or other agreements with marketing and distribution partners that may result in additional license fees, receive revenues from contract research, or other related revenue.

     In November 2001, we entered into a worldwide exclusive development and license agreement with Harris Moran Seed Company to commercialize our technology in lettuce and certain melons for an indefinite term, unless terminated by either party pursuant to the terms of the agreement. In connection with the Harris Moran License, we received an initial license fee of $125,000 in November 2001. Upon our signing of an agreement with a distributor, Harris Moran Seed Company will pay us an additional $125,000 fee. The Harris Moran License also provides for the distributor to make development payments to us of $3,750,000 upon our completion of development benchmarks, as well as royalties upon commercial introduction.

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

     In December 2002, pursuant to the New Jersey Technology Tax Credit Transfer Program, we received approval from the New Jersey Economic Development Authority to sell our New Jersey net operating loss tax benefit in the amount of $151,390 for the fiscal year ended June 30, 2001. In December 2002, we sold our entire New Jersey net operating loss tax benefit and received net proceeds of $130,952. We have applied to participate in the program to sell our New Jersey net operating loss tax benefit in the amount of approximately $132,000 for the fiscal year ended June 30, 2002. However, there can be no assurance that we will be approved to participate in the Program for the fiscal year ended June 30, 2002, or if approved, that we will be able to sell all or part of our New Jersey net operating loss tax benefit.

     We anticipate that, based upon our current cash and investments, we will be able to fund operations for at least the next twelve months. Over the next twelve months, we plan to fund our research and development and commercialization activities by utilizing our current cash balance and investments, achieving the milestones set forth in our current licensing agreements, and through the consummation of additional licensing agreements for our technology.

FOREIGN CURRENCY RISK

     Except for our Research and Development Agreements with the University of Waterloo, which is payable in Canadian dollars, we have no other agreements or transactions denominated in foreign currency. Thus, we do not believe that any fluctuations in foreign currency exchange rates would have a material impact on our financial condition or results of operations.

RESULTS OF OPERATIONS

Fiscal Years ended June 30, 2003 and June 30, 2002
--------------------------------------------------

     Revenue for the year ended June 30, 2003 was $10,000, which represented the initial license fee in connection with the Cal/West License. Revenue for the year ended June 30, 2002 was $200,000, which represented the initial fees in connection with the Harris Moran License and ArborGen Agreement.

     Operating expenses consist of general and administrative expenses, research and development expenses and stock-based compensation. Operating expenses for the years ended June 30, 2003 and June 30, 2002 were $2,278,606 and $2,314,233, respectively, a decrease of $35,627, or 1.5%. This decrease in operating expenses was primarily the result of a decrease in stock-based compensation which was mostly offset by an increase in general and administrative and research and development expenses.

     General and administrative expenses consist primarily of payroll and benefits, professional and consulting services, investor relations, office rent and corporate insurance. General and administrative expenses for the years ended June 30, 2003 and June 30, 2002 were $1,347,526 and $1,308,856, respectively, an increase of $38,670, or 3.0%. This increase was primarily the result of an increase in payroll and benefits and investor relations, partially offset by a decrease in consulting services, recruiting costs and legal fees. Consulting services decreased during the year ended June 30, 2003, as a result of the hiring of Mr. Galton on October 4, 2001, as our President and Chief Executive Officer. From July 1, 2001 through October 4, 2001, the positions of President and CEO were held by two non-employee board members and, accordingly, their compensation for those functions was categorized as consulting services. The decrease in consulting services was partially offset by an increase in employee payroll and benefits during the year ended June 30, 2003 as a result of the President and CEO compensation being classified as payroll instead of consulting services. In connection with our strategy to increase our recognition in the public market, expenses related to investor relations increased during the year ended June 30, 2003, primarily as a result of fees incurred for our investor relations firm, listing fees for the American Stock Exchange, financial consulting fees and costs associated with presentations to various analysts, money managers and funds, all of which were not incurred during the year ended June 30, 2002.

     Research and development expenses consist primarily of fees associated with the Research and Development Agreements, costs associated with the research being performed at the University of Colorado, amortization of the initial fee in connection with the Anawah Agreement and consulting fees to the Scientific Advisory Board, Dr. Thompson and Dr. Bennett. Research and development expenses for the years ended June 30, 2003 and June 30, 2002 were $793,903 and $370,191, respectively, an increase of $423,712, or 114.5%. This increase was primarily the result of an increase in the research and development costs incurred in connection with the expanded research undertaken by the University of Waterloo, the implementation of our mammalian cell research programs and the implementation of new plant research being conducted in connection with the Anawah Agreement.

     Stock-based   compensation  consists  of  non-employee  stock  options  and warrants granted and vesting as consideration for certain professional, consulting, legal and advertising services. Stock-based compensation for the years ended June 30, 2003 and June 30, 2002 was $137,177 and $635,186,
respectively, a decrease of $498,009, or 78.4%. The decrease was primarily the result of a decrease in stock options granted and becoming vested to members of the Scientific Advisory Board and consultants and warrants granted and becoming vested to certain financial advisors during the year ended June 30, 2003.

From Inception on July 1, 1998 through June 30, 2003
----------------------------------------------------

     From inception of operations on July 1, 1998 through June 30, 2003, we had revenues of $210,000, which consisted of the initial license fees in connection with two of our development and license agreements. We do not expect to generate significant revenues for approximately the next two to three years, during which time we will engage in significant research and development efforts.

     We have incurred losses each year since inception and have an accumulated deficit of $9,496,659 at June 30, 2003. We expect to continue to incur losses as a result of expenditures on research, product development and administrative activities.

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements required to be filed pursuant to this Item 7 are included in this Annual Report on Form 10-KSB. A list of the financial statements filed herewith is found at "Item 13. Exhibits, List and Reports on Form 8-K."

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 8A. CONTROLS AND PROCEDURES.

     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange
Act) as of June 30, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal year ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS.

     The information relating to our directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Executive Officers" in our definitive proxy statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 10. EXECUTIVE COMPENSATION.

     The discussion under the heading "Executive Compensation" in our definitive proxy statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The discussion under the heading "Certain Relationships and Related Transactions" in our definitive proxy statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

     (a) (1) Financial Statements.

         Reference is made to the Index to Financial Statements on Page F-1.

     (a) (2) Financial Statement Schedules.

         None.

     (a) (3) Exhibits.

         Reference is made to the Exhibit Index on Page 31.

     (b) Reports on Form 8-K.

         None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     Pursuant to SEC Release No. 33-8183 (as corrected by Release No. 33-8183A), the disclosure requirements of this Item 14 are not effective until the filing of the Annual Report on Form 10-KSB for the first fiscal year ending after December 15, 2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of September 2003.


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

SIGNATURE                                        TITLE                                       DATE
---------                                        -----                                       ----

/s/ Ruedi Stalder                       Chairman and Director                                September 29, 2003
-------------------------------
Ruedi Stalder


/s/ Bruce C. Galton                     President and Chief Executive                        September 29, 2003
-------------------------------         Officer (principal executive officer)
Bruce C. Galton                         and Director


/s/ Joel Brooks                         Chief Financial Officer                              September 29, 2003
-------------------------------         and Treasurer (principal financial
Joel Brooks                             and accounting officer)


/s/ John E. Thompson                    Executive Vice President of Research                 September 29, 2003
--------------------------------        and Development and Director
John  E. Thompson


/s/ Christopher Forbes                  Director                                             September 29, 2003
-------------------------------
Christopher Forbes


/s/ Thomas C. Quick                     Director                                             September 29, 2003
-------------------------------
Thomas C. Quick


/s/ David Rector                        Director                                             September 29, 2003
-------------------------------
David Rector

                                  EXHIBIT INDEX

Exhibit
  No.                         Description of Exhibit
-------                       ----------------------

  2.1 Merger Agreement and Plan of Merger by and among Nava Leisure USA, Inc., an Idaho corporation, the Principal Stockholders (as defined therein), Nava Leisure Acquisition Corp., and Senesco, Inc., dated October 9, 1998. (Incorporated by reference to Senesco Technologies, Inc. definitive proxy statement on Schedule 14A dated January 11, 1999.)

  2.2 Merger Agreement and Plan of Merger by and between Senesco Technologies, Inc., an Idaho corporation, and Senesco Technologies, Inc., a Delaware corporation, dated September 30, 1999. (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended September 30, 1999.)

  3.1 Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on December 26, 2002. (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 2002.)

  3.2 Amended and Restated By-laws of Senesco Technologies, Inc. as adopted on October 2, 2000. (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 2000.)

  4.1 Form of Common Stock Purchase Agreement by and among Senesco Technologies, Inc. and the Purchasers (as defined therein), dated May 11, 1999. (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended March 31, 1999.)

  4.2 Form of Registration Rights Agreement by and among Senesco Technologies, Inc. and the Purchasers (as defined therein), dated May 11, 1999. (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended March 31, 1999.)

  4.3 Form of Warrant with Forbes, Inc. (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended September 30, 1999.)

  4.4 Form of Option Agreement with Kenyon & Kenyon. (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended September 30, 1999.)

  4.5 Form of Warrant with Parenteau Corporation. (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 1999.)

  4.6     Form  of   Warrant   with   Strategic   Growth   International,   Inc.
          (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 1999.)

  4.7 Form of Warrant with Fahnestock & Co. Inc., dated March 30, 2000. (Incorporated by reference to Senesco Technologies, Inc. annual report on Form 10-KSB for the period ended June 30, 2000.)

  4.8     Form  of  Registration   Rights   Agreement  by  and  between  Senesco
          Technologies, Inc. and Fahnestock & Co. Inc., dated as of March 30, 2000. (Incorporated by reference to Senesco Technologies, Inc. annual report on Form 10-KSB for the period ended June 30, 2000.)

  4.9 Form of Common Stock Purchase Agreement by and among Senesco Technologies, Inc. and the Purchasers (as defined therein), dated as of May 31, 2000 and June 14, 2000, respectively. (Incorporated by reference to Senesco Technologies, Inc. annual report on Form 10-KSB for the period ended June 30, 2000.)

  4.10 Form of Registration Rights Agreements by and among Senesco Technologies, Inc. and the Purchasers (as defined therein), dated May 31, 2000 and June 14, 2000, respectively. (Incorporated by reference to Senesco Technologies, Inc. annual report on Form 10-KSB for the period ended June 30, 2000.)

  4.11 Form of Warrant Agreement with Fahnestock & Co. Inc., dated October 2, 2000. (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 2000.)

  4.12 Warrant Agreement by and between Senesco Technologies, Inc. and Christenson, Hutchinson, McDowell, LLC. (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended September 30, 2001.)

  4.13 Form of Warrant issued to Stanford Venture Capital Holdings, Inc. and certain officers of Stanford Venture Capital Holdings, Inc. (with attached schedule of parties and terms thereto). (Incorporated by reference to Exhibit 4.1 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 2001.)

  4.14 Form of Warrant issued to certain accredited investors (with attached schedule of parties and terms thereto). (Incorporated by reference to
          Exhibit 4.2 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended March 31, 2002.)

  4.15 Form of Warrant issued to Pond Equities, Inc. (with attached schedule of terms thereto). (Incorporated by reference to Exhibit 4.3 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended March 31, 2002.)

  4.16 Form of Warrant issued to Perrin, Holden & Davenport Capital Corp. and certain principals thereof (with attached schedule of parties and terms thereto). (Incorporated by reference to Exhibit 4.4 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended March 31, 2002.)

  4.17 Form of Warrant issued to certain accredited investors (with attached schedule of parties and terms thereto). (Incorporated by reference to
          Exhibit 4.2 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 2002.)

  4.18 Form of Warrant issued to certain third parties for services rendered (with attached schedule of parties and terms thereto). (Incorporated by reference to Exhibit 4.3 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 2002.)

  10.1 Indemnification Agreement by and between Senesco Technologies, Inc. and Christopher Forbes, dated January 21, 1999. (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 1998.)

  10.2 Indemnification Agreement by and between Senesco Technologies, Inc. and Thomas C. Quick, dated February 23, 1999. (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended March 31, 1999.)

  10.3 Indemnification Agreement by and between Senesco Technologies, Inc. and Ruedi Stalder, dated March 1, 1999. (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended March 31, 1999.)

  10.4* Employment Agreement by and between Senesco, Inc. and Sascha P. Fedyszyn, dated January 21, 1999. (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 1998.)

  10.5    Research Agreement by and among Senesco  Technologies,  Inc., Dr. John
          E. Thompson and the University of Waterloo, dated September 1, 1998, as amended. (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 1998.)

  10.6* Consulting Agreement by and between Senesco Technologies, Inc. and John E. Thompson, Ph.D., dated July 12, 1999. (Incorporated by reference to Senesco Technologies, Inc. annual report on Form 10-KSB for the period ended June 30, 2000.)

  10.7 Office lease by and between Senesco Technologies, Inc. and Matrix/AEW NB, LLC, dated March 16, 2001. (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended March 31, 2001.)

  10.8 Securities Purchase Agreement by and between Senesco Technologies, Inc. and Stanford Venture Capital Holdings, Inc., dated November 30, 2001. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 2001.)

  10.9 Securities Purchase Agreement by and between Senesco Technologies, Inc. and Stanford Venture Capital Holdings, Inc., dated January 16, 2002. (Incorporated by reference to Exhibit 10.2 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 2001.)

  10.10 Form of Securities Purchase Agreement by and between Senesco Technologies, Inc. and certain directors of Senesco Technologies, Inc. (with attached schedule of parties and terms thereto). (Incorporated by reference to Exhibit 10.3 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 2001.)

  10.11 Form of Securities Purchase Agreement by and between Senesco Technologies, Inc. and certain accredited investors (with attached schedule of parties and terms thereto). (Incorporated by reference to
          Exhibit 10.4 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 2001.)

  10.12 Form of Securities Purchase Agreement by and between Senesco Technologies, Inc. and certain accredited investors (with attached schedule of parties and terms thereto). (Incorporated by reference to
          Exhibit 10.2 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended March 31, 2002.)

  10.13 Form of Registration Rights Agreement by and between Senesco Technologies, Inc. and each of certain accredited investors (with attached schedule of parties and terms thereto). (Incorporated by reference to Exhibit 10.6 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 2001.)

  10.14 Form of Registration Rights Agreement by and between Senesco Technologies, Inc. and each of certain accredited investors (with attached schedule of parties and terms thereto). (Incorporated by reference to Exhibit 10.4 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended March 31, 2002.)

  10.15* 1998 Stock Incentive Plan, as amended on December 13, 2002. (Incorporated by reference to Exhibit 10.7 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 2002.)

  10.16^ License Agreement by and between Senesco Technologies, Inc. and Harris Moran Seed Company, dated November 19, 2001. (Incorporated by reference to Exhibit 10.8 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 2001.)

  10.17* Employment Agreement by and between Senesco Technologies, Inc. and Bruce C. Galton, dated October 4, 2001. (Incorporated by reference to
          Exhibit 10.9 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 2001.)

  10.18 Indemnification Agreement by and between Senesco Technologies, Inc. and Bruce C. Galton, dated October 4, 2001. (Incorporated by reference to Exhibit 10.10 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 2001.)

  10.19 Consulting Agreement by and between Senesco Technologies, Inc. and Alan B. Bennett, Ph.D., dated November 1, 2002. (Incorporated by reference to Exhibit 10.3 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 2002.)

  10.20 Agreement for Service on Senesco Technologies, Inc. Scientific Advisory Board by and between Senesco Technologies, Inc. and Dr. Russell A. Jones, dated February 12, 2002. (Incorporated by reference to Exhibit 10.5 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended March 31, 2002.)

  10.21 Agreement for Service on Senesco Technologies, Inc. Scientific Advisory Board by and between Senesco Technologies, Inc. and Dr. Charles A. Dinarello, dated February 12, 2002. (Incorporated by reference to Exhibit 10.6 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended March 31, 2002.)

  10.22 Financial Consulting Agreement by and between Senesco Technologies, Inc. and Perrin, Holden & Davenport Capital Corp., dated February 1, 2003. (Incorporated by reference to Exhibit 10.4 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 2002.)

  10.23   Research Agreement by and among Senesco  Technologies,  Inc., Dr. John
          E. Thompson and the University of Waterloo, dated May 1, 2002. (Incorporated by reference to Exhibit 10.29 of Senesco Technologies, Inc. annual report on Form 10-KSB for the year ended June 30, 2002.)

  10.24^ Development Agreement by and between Senesco Technologies, Inc. and ArborGen, LLC, dated June 28, 2002. (Incorporated by reference to
          Exhibit 10.31 of Senesco Technologies, Inc. annual report on Form 10-KSB for the year ended June 30, 2002.)

  10.25^ Development and License Agreement by and between Senesco Technologies, Inc. and Calwest Seeds, dated September 14, 2002. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended September 30, 2002.)

  10.26 Collaboration Agreement by and between Senesco Technologies, Inc. and Tilligen, Inc. (currently known as Anawah, Inc.), dated September 20, 2002. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended September 30, 2002.)

  10.27 Sales Representative Agreement by and between Senesco Technologies, Inc. and DP, Inc., dated October 14, 2002. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 2002.)

  10.28* Amendment to Consulting Agreement of July 12, 1999, as modified on February 8, 2001, by and between Senesco Technologies, Inc. and John
          E. Thompson, Ph.D., dated December 13, 2002. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 2002.)

  10.29*+ Employment  Agreement by and between  Senesco  Technologies,  Inc. and
          Joel Brooks, dated July 1, 2003.

  10.30+ Letter Agreement effective August 1, 2003, extending the Financial Consulting Agreement by and between Senesco Technologies, Inc. and Perrin, Holden & Davenport Capital Corp., dated February 1, 2003.

   21 Subsidiaries of the Registrant. (Incorporated by reference to Senesco Technologies, Inc. annual report on Form 10-KSB for the period ended June 30, 1999.)

  23.1+   Consent of Goldstein Golub Kessler LLP.

  31.1+ Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2+ Certification of the principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1+ Certification of the principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2+ Certification of the principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


* A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 13(a) of Form 10-KSB.

+ Filed herewith.

^ The SEC granted Confidential Treatment for portions of this Exhibit.

SENESCO TECHNOLOGIES, INC.
 AND SUBSIDIARY
(a development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

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

INDEPENDENT AUDITOR'S REPORT




To the Board of Directors of
Senesco Technologies, Inc.


We have audited the accompanying consolidated balance sheet of Senesco Technologies, Inc. and Subsidiary (a development stage company) as of June 30, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period then ended and cumulative amounts from inception to June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Senesco Technologies, Inc. and Subsidiary as of June 30, 2003, and the results of their operations and their cash flows for each of the two years in the period then ended and cumulative amounts from inception to June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.


/s/ GOLDSTEIN GOLUB KESSLER LLP

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

August 20, 2003

                                       SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                   (a development stage company)

                                                      CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

JUNE 30, 2003
--------------------------------------------------------------------------------

ASSETS

Current Assets:
  Cash and cash equivalents                                       $     319,930
  Short-term investments                                              2,099,295
  Prepaid expenses and other current assets                             185,535
--------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                            2,604,760

Property and Equipment, at cost, net of accumulated depreciation
 and amortization of $82,517                                             75,203

Intangibles, at cost, net of accumulated amortization of $896           578,810

Deferred Income Tax Asset, net of valuation allowance of $2,856,000           -

Security Deposit                                                          7,187
--------------------------------------------------------------------------------
      TOTAL ASSETS                                                $   3,265,960
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                $      56,136
  Accrued expenses                                                      263,160
--------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                         319,296

Grant Payable                                                            90,150
--------------------------------------------------------------------------------
      TOTAL LIABILITIES                                                 409,446
--------------------------------------------------------------------------------

Commitments

Stockholders' Equity:
  Preferred stock - $0.01 par value; authorized 5,000,000 shares,
   no shares issued                                                        -
  Common stock - $0.01 par value; authorized 30,000,000 shares,
   issued and outstanding 11,880,045 shares                             118,800
  Capital in excess of par                                           12,234,373
  Deficit accumulated during the development stage                   (9,496,659)
--------------------------------------------------------------------------------
      STOCKHOLDERS' EQUITY                                            2,856,514
--------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $   3,265,960
================================================================================

                                 See Notes to Consolidated Financial Statements

                                       SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                   (a development stage company)


                                            CONSOLIDATED STATEMENT OF OPERATIONS

------------------------------------------------------------------------------------------------------------------

                                                                                                        Cumulative
                                                                       Year ended June 30,             Amounts from
                                                                     2003              2002             Inception
------------------------------------------------------------------------------------------------------------------

Revenue                                                         $   10,000        $   200,000         $    210,000
------------------------------------------------------------------------------------------------------------------

Operating expenses:
  General and administrative                                     1,347,526        $ 1,308,856            6,375,303
  Research and development                                         793,903            370,191            2,293,479
  Stock-based compensation                                         137,177            635,186            1,498,435

------------------------------------------------------------------------------------------------------------------
Total operating expenses                                         2,278,606          2,314,233           10,167,217
------------------------------------------------------------------------------------------------------------------

Loss from operations                                            (2,268,606)        (2,114,233)          (9,957,217)

Sale of state income tax loss                                      130,952            150,551              341,834

Interest income - net                                               71,316             24,263              118,724

------------------------------------------------------------------------------------------------------------------
Net loss                                                       $(2,066,338)       $(1,939,419)         $(9,496,659)
==================================================================================================================

Basic and diluted loss per common share                        $      (.17)       $      (.20)                -
==================================================================================================================

Basic and diluted weighted-average number
 of common shares outstanding                                   11,880,045          9,624,563                 -
==================================================================================================================



                                 See Notes to Consolidated Financial Statements

                                       SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                   (a development stage company)

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

-------------------------------------------------------------------------------------------------------------------
Years ended June 30, 1999, 2000, 2001, 2002 and 2003
-------------------------------------------------------------------------------------------------------------------

                                                                                                      Deferred
                                                                                       Deficit      Compensation
                                                                                     Accumulated      Related to        Total
                                                 Common Stock            Capital      During the     Issuance of     Stockholders'
                                              Number                    in Excess    Development     Options and        Equity
                                             of Shares     Amount        of Par         Stage         Warrants       (Deficiency)
------------------------------------------------------------------------------------------------------------------------------------

Common stock outstanding                     2,000,462     $20,005    $  (20,005)         -               -                -

Contribution of capital                           -             -         85,179          -               -          $    85,179

Issuance of common stock in
 reverse merger on January 22,
 1999 at $0.01 per share                     3,400,000      34,000       (34,000)         -               -                -

Issuance of common stock for cash
 on May 21, 1999 for $2.63437 per
 share                                         759,194       7,592     1,988,390          -               -            1,995,982

Issuance of common stock for
 placement fees on May 21, 1999
 at $0.01 per share                             53,144         531          (531)         -               -                -

Net loss                                           -            -             -      $(1,168,995)         -           (1,168,995)
------------------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 1999                     6,212,800      62,128     2,019,033      (1,168,995)         -              912,166

Fair market value of options and
 warrants granted on September 7, 1999             -            -        252,578          -          $ (72,132)          180,446

Fair market value of warrants granted
 on October 1, 1999                                -            -        171,400          -           (108,600)           62,800

Fair market value of warrants granted
 on December 15, 1999                              -            -        331,106          -               -              331,106

Issuance of common stock for cash on
 January 26, 2000 for $2.867647
 per share                                      17,436         174        49,826          -               -               50,000

Issuance of common stock for cash on
 January 31, 2000 for $2.87875
 per share                                      34,737         347        99,653          -               -              100,000

Issuance of common stock for cash on
 February 4, 2000 for $2.924582
 per share                                      85,191         852       249,148          -               -              250,000

Issuance of common stock for cash on
 March 15, 2000 for $2.527875
 per share                                      51,428         514       129,486          -               -              130,000

Issuance of common stock for cash on
 June 22, 2000 for $1.50 per share           1,471,700      14,718     2,192,833          -               -            2,207,551


                                                                     (continued)

                                 See Notes to Consolidated Financial Statements

                                       SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                   (a development stage company)

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------------

Years ended June 30, 1999, 2000, 2001, 2002 and 2003
------------------------------------------------------------------------------------------------------------------------------------

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
------------------------------------------------------------------------------------------------------------------------------------

Commissions, legal and bank fees
 associated with issuances for the
 year ended June 30, 2000                          -            -     $  (260,595)        -               -          $  (260,595)

Net loss                                           -            -             -       $(2,444,916)        -           (2,444,916)
------------------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2000                     7,873,292      $78,733     5,234,468      (3,613,911)   $(180,732)        1,518,558

Fair market value of warrants
 granted on October 2, 2000                        -            -          80,700         -               -               80,700

Change in fair market value of
 options and warrants granted                      -            -         154,583         -            (83,563)           71,020

Net loss                                           -            -             -        (1,876,991)        -           (1,876,991)
------------------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2001                     7,873,292       78,733     5,469,751      (5,490,902)    (264,295)         (206,713)

Fair market value of warrants
 granted on September 4, 2001                      -            -          41,800         -               -               41,800

Fair market value of warrants
 granted on October 15, 2001                       -            -          40,498         -               -               40,498

Fair market value of warrants
 granted on November 1, 2001                       -            -         138,714         -               -              138,714

Issuance of common stock and warrants
 for cash from November 30, 2001 through
 April 17, 2002  at $1.75 per unit           3,701,430       37,014     6,440,486         -               -            6,477,500

Fair market value of warrants
 granted on December 1, 2001                       -            -         262,550         -               -              262,550

Issuance of common stock and
 warrants associated with bridge
 loan conversion on December 3, 2001           305,323        3,053       531,263         -               -              534,316

Fair market value of options vested
 and extended on January 1, 2002                   -            -          94,146         -               -               94,146


                                                                     (continued)

                                 See Notes to Consolidated Financial Statements

                                       SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                   (a development stage company)

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------------
Years ended June 30, 1999, 2000, 2001, 2002 and 2003
------------------------------------------------------------------------------------------------------------------------------------


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
------------------------------------------------------------------------------------------------------------------------------------


Commissions, legal and bank fees
 associated with issuances for the
 year ended June 30, 2002                          -            -     $  (846,444)        -               -          $  (846,444)

Fair value of options and warrants
 vested and change in fair market
 value of options and warrants granted             -            -         (15,085)        -          $203,813            188,728

Net loss                                           -            -             -      $ (1,939,419)        -           (1,939,419)
------------------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2002                       11,880,045   $118,800   12,157,679      (7,430,321)    (60,482)         4,785,676

Fair market value of warrants
 vested on October 15, 2002                        -            -          27,832         -               -               27,832

Fair market value of warrants
 vested on November 1, 2002                        -            -          69,665         -               -               69,665

Fair value of options and warrants
 vested and change in fair market
 value of options and warrants granted             -            -         (20,803)        -            60,482             39,679

Net loss                                           -            -             -        (2,066,338)        -           (2,066,338)

------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2003                       11,880,045   $118,800  $12,234,373     $(9,496,659)   $  - 0 -        $ 2,856,514
====================================================================================================================================



                                 See Notes to Consolidated Financial Statements



                                       SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                   (a development stage company)

                                            CONSOLIDATED STATEMENT OF CASH FLOWS
----------------------------------------------------------------------------------------------------------------------

                                                                                                          Cumulative
                                                                       Year ended June 30,               Amounts from
                                                                     2003              2002               Inception
----------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net loss                                                       $(2,066,338)        $(1,939,419)          $(9,496,659)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Noncash capital contribution                                      -                  -                     85,179
     Noncash conversion of accrued expenses into equity                -                 131,250               131,250
     Issuance of common stock and warrants for interest                -                   9,316                 9,316
     Issuance of stock options and warrants for services             137,177             635,186             1,498,435
     Depreciation and amortization                                    38,697              24,356                83,413
     (Increase) decrease in operating assets:
       Accounts receivable                                            75,000             (75,000)                -
       Prepaid expenses and other current assets                    (129,763)            (40,218)             (185,535)
       Security deposit                                                -                   -                    (7,187)
     Increase (decrease) in operating liabilities:
       Accounts payable                                              (24,065)            (88,721)               56,136
       Accrued expenses                                              (33,187)             30,615               263,160
----------------------------------------------------------------------------------------------------------------------
        Net cash used in operating activities                     (2,002,479)         (1,312,635)           (7,562,492)
----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Patent costs                                                      (231,728)           (190,058)             (579,706)
  Redemption (purchase) of investments, net                        1,766,672          (3,865,967)           (2,099,295)
  Purchase of property and equipment                                 (33,424)            (25,180)             (157,721)
-----------------------------------------------------------------------------------------------------------------------
        Cash provided by (used in) investing activities            1,501,520          (4,081,205)           (2,836,722)
-----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from grant                                                 22,178              22,165                90,150
  Proceeds from issuance of bridge notes                               -                 525,000               525,000
  Proceeds from issuance of common stock and
   warrants, net                                                       -               5,631,056            10,103,994
----------------------------------------------------------------------------------------------------------------------
        Cash provided by financing activities                         22,178           6,178,221            10,719,144
----------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                (478,781)            784,381               319,930

Cash and cash equivalents at beginning of period                     798,711              14,330                 -
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                      $    319,930      $      798,711         $     319,930
======================================================================================================================

Supplemental disclosure of cash flow information:

  Cash paid during the period for interest                      $      -          $       -              $      22,317
======================================================================================================================
Supplemental schedule of noncash financing activity:
======================================================================================================================

======================================================================================================================
  Conversion of bridge notes into stock                         $      -          $      534,316         $     534,316
======================================================================================================================



                                 See Notes to Consolidated Financial Statements

                                       SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                   (a development stage company)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. PRINCIPAL        The accompanying  consolidated  financial statements include
   BUSINESS         the accounts of Senesco  Technologies,  Inc.  ("ST") and its
   ACTIVITY AND     wholly owned subsidiary,  Senesco, Inc. ("SI")(collectively,
   SUMMARY OF       the "Company").  All significant  intercompany  accounts and
   SIGNIFICANT      transactions have been eliminated in consolidation.
   ACCOUNTING
   POLICIES:        The  Company  is a  development  stage  functional  genomics
                    company   whose  mission  is  to  enhance  the  quality  and
                    productivity  of fruits,  flowers,  vegetables and agronomic crops  through the control of aging in plants  (senescence).
                    The   Company   has  also   commenced   research   into  the
                    applicability of its technology as it relates to cell death in mammals (apoptosis).

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

                    On January 21, 1999, Nava Leisure USA, Inc. ("Nava"), an Idaho corporation and the predecessor registrant to the
                    Company, effected a one-for-three reverse stock split, restating the number of shares of common stock outstanding from 3,000,025 to 1,000,321. In addition, the number of authorized common stock was decreased from 50,000,000 shares, $.0005 par value, to 16,666,667 shares, $.0015 par value (the "Common Stock").

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

                    On December 12, 2002, the shareholders approved a proposal to increase the authorized Common Stock of the Company from 20,000,000 shares to 30,000,000 shares.

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

                                       SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                   (a development stage company)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                    The Company's investments consist of United States treasury notes and high-grade corporate and federal governmental agency debt instruments. Based on the Company's intentions regarding these instruments, the Company has classified all marketable debt securities as held-to-maturity and has accounted for these investments at amortized cost. Marketable securities maturing in one year or less are classified as current assets.

                    Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the assets' useful lives or the remaining term of the lease.

                    Intangible assets consist of costs related to acquiring patents. Issued patents are being amortized over 20 years. Pending patent applications will be amortized when the patents are issued.

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

                    The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Options to purchase common stock have been granted at or above the fair market value of the stock on the date of grant. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost been determined based on the fair value at the grant dates for those awards consistent with the method of FASB No. 123, the

                                       SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                   (a development stage company)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                    Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                    Year ended June 30,                                            2003                 2002
                    ----------------------------------------------------------------------------------------

                    Net loss:
                     As reported                                           $(2,066,338)         $(1,939,419)
                     Stock-based employee compensation costs                  (737,841)          (1,032,600)

                    ----------------------------------------------------------------------------------------
                    Pro forma                                              $(2,804,179)         $(2,972,019)
                    ========================================================================================

                    Loss per share:
                     As reported                                           $      (.17)         $      (.20)

                    ========================================================================================
                    Pro forma                                              $      (.24)         $      (.31)
                    ========================================================================================


                    The estimated grant date present value reflected in the above table is determined using the Black-Scholes model. The material factors incorporated in the Black-Scholes model in estimating the value of the options reflected in the above table for the years ended June 30, 2003 and 2002 include the following: (i) an exercise price equal to the fair market value of the underlying stock on the dates of grant; (ii) an option term of 5 and 10 years; (iii) a risk-free rate range of 3.00% to 4.22% and 4.24% to 5.18%, respectively, that represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term; (iv) volatility of 147.83%; and (v) no annualized dividends paid with respect to a share of Common Stock at the date of grant. The ultimate values of the options will depend on the future price of the Company's Common Stock, which cannot be forecast with reasonable accuracy.

                    Loss per common share is computed by dividing the loss by the weighted-average number of common shares outstanding during the period. Shares to be issued upon the exercise of the outstanding options and warrants are not included in the computation of loss per share as their effect is antidilutive.

                    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The critical accounting policies that require management's most significant estimate and judgment are the assessment of the recoverability of intangible assets, the valuation allowance on deferred tax assets and the amount of accrued research costs. Actual results experienced by the Company may differ from management's estimates.

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

                                       SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                   (a development stage company)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2. INVESTMENTS:     At June 30, 2003, the amortized  cost basis,  aggregate fair value, gross unrealized gains and maturity by majority security type were as follows:

                                                                              Gross
                                                                           Unrealized      Aggregate         Amortized
                                                                              Gain        Fair Value        Cost Basis
                    --------------------------------------------------------------------------------------------------

                    Held-to-maturity securities:
                     Debt securities issued by United
                     States (maturing within one year)                      $4,698        $1,003,993       $   999,295
                     Corporate debt securities (maturing
                     within one year)                                          783         1,100,783         1,100,000

                    --------------------------------------------------------------------------------------------------
                                                                            $5,481        $2,104,776       $ 2,099,295
                    ==================================================================================================

                    Realized gains and losses are determined based on the specific-identification method.

3. PROPERTY AND     Property and equipment, at cost, consists of the following:

   EQUIPMENT:

                                                                                                            Estimated
                                                                                                           Useful Life
                    --------------------------------------------------------------------------------------------------

                    Company Web site                                        $ 26,500                           3 years
                    Equipment                                                 56,313                           4 years
                    Leasehold improvements                                     7,233                           5 years
                    Furniture and fixtures                                    67,674                           7 years
                    --------------------------------------------------------------------------------------------------
                                                                             157,720
                    Accumulated depreciation and amortization                (82,517)

                    --------------------------------------------------------------------------------------------------
                                                                            $ 75,203
                    ==================================================================================================


                    Depreciation and amortization aggregated $37,801 and $24,356 for the years ended June 30, 2003 and 2002, respectively.

4.  ACCRUED         The following  are included in accrued  expenses at June 30,
    EXPENSES:       2003:

                    Accrued research                                                                          $179,316
                    Accrued accounting                                                                          37,500
                    Accrued patent costs                                                                        29,743
                    Accrued payroll                                                                             10,711
                    Accrued legal                                                                                5,890

                    --------------------------------------------------------------------------------------------------
                                                                                                              $263,160
                    ==================================================================================================

                                       SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                   (a development stage company)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

5. RELATED PARTY    During the year  ended  June 30,  1999,  a  stockholder  and
   TRANSACTIONS:    former   director   of  the  Company   contributed   capital
                    aggregating $85,179. This capital was used to pay expenses of the Company.

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

                    In November 2001, the Company consummated a private placement (the "Stanford Private Placement") with Stanford Venture Capital Holdings, Inc. ("Stanford") of 1,142,858
                    shares of Common Stock and warrants to purchase 1,000,000 shares of Common Stock for the aggregate cash consideration of $2,000,000. Costs associated with the Stanford Private Placement totaled $256,347. The Company did not engage a placement agent for the sale of such securities. Fifty percent (50%) of the warrants were issued with an exercise price equal to $2.00 per share and fifty percent (50%) of the warrants were issued with an exercise price equal to $3.25 per share, with all such warrants vesting on the date of grant. Pursuant to the Securities Purchase Agreement, the purchase price of one unit, which consisted of one share of Common Stock and a warrant to purchase 0.875 shares of Common Stock, was equal to $1.75 per unit. In addition, the Company entered into a Registration Rights Agreement with Stanford. The Registration Rights Agreement provides, among other things, that a shelf registration statement be filed on or before June 30, 2002, as well as piggy-back registration rights for a three-year period from the date of the agreement.

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

                    Also in November 2001, the Company initiated a private placement, as later amended in March 2002, to certain accredited investors (the "Accredited Investor Private Placement") for a minimum aggregate investment of $1,000,000 and a maximum aggregate investment of $4,000,000. For investments of less than $1,500,000, the Accredited Investor Private Placement offered units of one share of Common Stock and a warrant to purchase 0.4375 shares of Common Stock at a price equal to $1.75 per unit. For investments of $1,500,000 or greater, the Accredited Investor Private Placement offered units of one share of Common Stock and a warrant to purchase 0.875 shares of Common Stock at a price equal to $1.75 per unit. Fifty percent (50%) of the warrants were offered with an exercise price equal to $2.00 per share and fifty percent (50%) of the warrants were offered with an exercise price of $3.25 per share, with all such warrants vesting on the date of grant. From December 26, 2001 through April 17, 2002, when the Company terminated the offering, the Company entered into Securities Purchase Agreements for the aggregate amount of 1,987,143 shares of Common Stock and warrants to purchase 1,244,375 shares of Common Stock for the aggregate cash consideration of $3,477,500. Costs associated with these transactions totaled $447,236. The Company did not engage a placement agent for the sale of such securities. In addition, the Company entered into Registration Rights Agreements with the purchasers. The
                    Registration Rights Agreements provide for, among other things, piggy-back registration rights for a three-year period from the date of each agreement.

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

                    In 1999, the Company adopted the 1998 Stock Incentive Plan, as amended (the "Plan"), which provides for the grant of stock options and stock purchase rights to certain designated employees and certain other persons performing services for the Company, as designated by the board of directors. Pursuant to the Plan, an aggregate of 3,000,000 shares of common stock have been reserved for issuance. On March 28, 2003, the Company filed a registration statement with the Securities and Exchange Commission to register all of the 3,000,000 shares of Common Stock underlying the Plan. The registration statement was deemed effective upon filing.

                    Stock option activity under the Plan is summarized as follows:

                              Year ended June 30,                             2003                      2002
                    --------------------------------------------------------------------------------------------------

                                                                                    Weighted-                Weighted-
                                                                                     average                  average
                                                                                    Exercise                 Exercise
                                                                        Shares        Price        Shares       Price
                   ---------------------------------------------------------------------------------------------------

                   Options outstanding at beginning of year            1.616,000       $2.63       450,000       $3.40
                   Granted                                               245,000       $2.22     1,181,000       $2.46
                   Expired                                               (80,000)      $3.05       (15,000)      $3.50
                   ---------------------------------------------------------------------------------------------------

                   Options outstanding at end of year                  1,781,000       $2.56     1,616,000       $2.63
                   ===================================================================================================

                   Options exercisable at end of year                  1,338,500       $2.70     1,095,666       $2.80
                   ===================================================================================================

                   Weighted-average fair value of options
                   granted during the year                                             $2.08                     $1.83
                   ===================================================================================================



                    The following table summarizes information about stock options outstanding at June 30, 2003:

                                                                    Options Outstanding          Options Exercisable
                                                                    -------------------          -------------------
                                                                   Weighted-
                                                                    average      Weighted-                   Weighted-
                                                   Number          Remaining      average       Number        average
                                   Range of    Outstanding at     Contractual    Exercise   Exercisable at   Exercise
                              Exercise Prices   June 30, 2003    Life (Years)      Price     June 30, 2003      Price
                    --------------------------------------------------------------------------------------------------

                              $1.50 - $4.00      1,781,000            7.34         $2.56       1,338,500         $2.70
                    ==================================================================================================


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

                    As of June 30, 2003, the Company had warrants outstanding for the purchase of 4,207,153 shares of Common Stock. Information on outstanding warrants is as follows:

                    Exercise Price                                      Warrants
                    ------------------------------------------------------------

                     $3.50                                               280,000
                      3.25                                             1,791,703
                      3.19                                                30,000
                      2.35                                                15,000
                      2.15                                               110,000
                      2.00                                             1,810,450
                      1.50                                               100,000
                      1.00                                                50,000
                      0.01                                                20,000

                    ------------------------------------------------------------
                                                                       4,207,153
                    ============================================================

                    For the years ended June 30, 2003 and 2002, the Company incurred a compensation charge of $137,177 and $635,186, respectively, relating to the above options and warrants. As of June 30, 2003, 4,148,820 of the above warrants are exercisable.

                    The Company uses the  Black-Scholes  model to determine  the compensation charge relating to the above warrants. The material factors used in the Black-Scholes model include the following: (i) an exercise price equal to or below the fair market value of the underlying stock on the dates of grant;
                    (ii) an option term of 5 and 10 years; (iii) a risk-free rate range of 3.50% to 3.93% and 4.24% to 5.15%, respectively, that represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term; (iv) volatility of 147.83%; and (v) no annualized dividends paid with respect to a share of Common Stock at the date of grant.

                                       SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                   (a development stage company)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7. INCOME TAXES:    The Company files a consolidated  federal income tax return.
                    The subsidiary files separate state and local income tax returns.

                    The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

                    Year ended June 30,                   2003              2002
                    ------------------------------------------------------------

                    Federal statutory rate                 (34)%           (34)%
                    Increase in valuation allowance         34              34
                    ------------------------------------------------------------
                                                         - 0 - %         - 0 - %
                    ============================================================


                    At June 30, 2003, the deferred income tax asset consists of the following:

                    Deferred tax asset:
                     Net operating loss carryforward                $ 2,856,000
                     Valuation allowance                             (2,856,000)
                    ------------------------------------------------------------
                                                                     $   - 0 -
                    ============================================================

                    In December 2002 and 2001, the Company sold its entire state net operating losses for the years ended June 30, 2001 and 2000, and received net proceeds of $130,952 and $150,551, respectively.

                    At June 30, 2003, the Company has federal and state net operating loss carryforwards of approximately $7,470,000 and $3,511,000, respectively, available to offset future taxable income expiring on various dates through 2023.


8. COMMITMENTS:     Effective  September  1, 1998,  the Company  entered  into a
                    three-year   research  and  development   agreement  with  a
                    university  that a stockholder  of the Company is affiliated with.  Pursuant to the agreement,  the  university  provides
                    research  and   development   under  the  direction  of  the
                    stockholder  and the  Company.  The  agreement  is renewable annually by the Company  which has the right of  termination upon 30 days' advance written notice. Effective September 1,
                    2001  and  2002,  the  Company  extended  the  research  and
                    development   agreement  for  an  additional   one-year  and
                    two-year period, respectively, in the amount of Can $433,700 and Can $1,092,800, respectively, or approximately U.S.
                    $285,000 and U.S. $720,000, respectively. Research and development expenses under this agreement for the years ended June 30, 2003 and 2002 aggregated U.S. $373,240 and
                    U.S. $254,347 respectively, and U.S. $1,446,204 for the cumulative period through June 30, 2003.

                    Effective May 1, 2002, the Company entered into an additional one-year research and development agreement in the amount of Can $50,000 or U.S. $42,626, all of which was incurred during the year ended June 30, 2003.

                                       SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                   (a development stage company)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                    Effective May 1, 1999, the Company entered into a consulting agreement for research and development with such stockholder. Effective January 1, 2003, the agreement was amended to provide for an increase in the monthly payments from $3,000 to $5,000 through June 2004. The agreement shall be automatically renewable for an additional three-year term, unless either of the parties provides the other with written notice within six months of the end of the term.

                    The Company has employment agreements with certain employees, all of whom are also stockholders of the Company. These agreements provide for a base compensation and additional amounts, as defined. The agreements expire between January 2004 and June 2006. Future base compensation to be paid through June 2006 under the agreements as of June 30, 2003 is $673,750.

                    Effective May 18, 2001, the Company entered into a five-year lease for office space. Rent is payable in monthly installments of $2,838, subject to certain escalations. Future minimum rent payments as of June 30, 2003 are as follows:

                    Year ending June 30,

                         2004                                          $  34,056
                         2005                                             34,056
                         2006                                             28,380
                   -------------------------------------------------------------
                                                                       $  96,492
                   =============================================================


                    Rent expense charged to operations for the years ended June 30, 2003 and 2002 is $38,252 and $37,037, respectively.

9. JOINT VENTURE:   On May 14, 1999,  the Company  entered into a joint  venture agreement ("Joint Venture") with an Israeli partnership that is  engaged in the  worldwide  marketing  of tissue  culture plants.  The  purpose  of the Joint  Venture  is to  develop enhanced  banana  plants  which will result in banana  fruit with improved consumer- and grower-driven  traits. The Joint
                    Venture is owned 50% by the  Company  and 50% by the Israeli partnership.  For the period from  inception on May 14, 1999 to June 30,  2002,  the Joint  Venture had no  revenue.  The
                    Company's   portion   of  the   Joint   Venture's   expenses
                    approximated  $53,500  and  $41,000 for the years ended June
                    30, 2003 and 2002, respectively, and is included in research and development expenses.

                    In July 1999, the Joint Venture applied for and received a conditional grant from the Israel - United States Binational Research and Development Foundation (the "BIRD Foundation"). This agreement will allow the Joint Venture to receive $340,000 over a four-year period ending May 31, 2003. Grants received from the BIRD Foundation will be paid back only upon the commercial success of the Joint Venture's technology, as defined. The Company has received a total of $90,150, of which $22,178 and $22,165 was received during the years ended June 30, 2003 and 2002, respectively, from the BIRD Foundation for research

                                       SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                                                   (a development stage company)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                    and development expenses the Company has incurred which are associated with research and development efforts of the Joint Venture. The Company expects to receive one additional installment from the BIRD Foundation in connection with expenses incurred by the Company during the period from December 1, 2002 through May 31, 2003.

10. LICENSE AND     In  November  2001,  the  Company  entered  into a worldwide
    DEVELOPMENT     exclusive  license  with  Harris  Moran  Seed  Company  (the
    AGREEMETNS:     "License")  to  commercialize  the  Company's  technology in lettuce and certain melons. In connection with the License, the Company received an initial license fee of $125,000 in November 2001. Upon signing an agreement with a marketing partner, Harris Moran Seed Company will pay the Company an additional $125,000 fee. The License also provides for the marketing partner to make development payments to the Company of $3,750,000 upon the completion of development benchmarks, as well as certain royalties upon commercial introduction.

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

                    In September 2002, the Company entered into an exclusive development and license agreement with Cal/West Seeds (the "Cal/West License") to commercialize the Company's technology in certain varieties of alfalfa. In connection with the execution of the Cal/West License, the Company received an initial fee of $10,000. Upon the completion of certain development benchmarks, the Company will receive an additional $20,000 in periodic payments, and upon the commercialization of certain products, the Company will receive royalty payments from Cal/West.

                    Also in September 2002, the Company entered into an exclusive worldwide collaboration agreement with Anawah, Inc. (the "Anawah Agreement") to establish a research alliance to develop and commercialize certain genetically enhanced species of produce. Under the Anawah Agreement, Anawah will license its proprietary technology to the Company and will also perform certain transformation functions in order to develop seeds in certain species of produce that have been enhanced with our technology. In connection with the execution of the Anawah Agreement, the Company incurred an initial research and development fee of $200,000, which is being amortized over the term of the research to be performed under the agreement. Upon the completion of certain development benchmarks, the Company will incur additional research and development fees, and upon commercialization of the enhanced produce, the Company will make certain royalty payments to Anawah.