Form 10QSB
period 2003-09-30
SENESCO TECHNOLOGIES INC
filed 2003-11-14
CIK 1035354

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

(Mark One)

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the quarterly period ended  September 30, 2003
                                      ----------------------

[   ]   Transition  Report pursuant  to Section 13  or  15(d) of  the Securities
        Exchange Act of 1934
        For the transition period from                   to
                                       -----------------    --------------------

                          Commission File No. 001-31326

                           SENESCO TECHNOLOGIES, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          Delaware                                     84-1368850
-----------------------------------        -------------------------------------
  (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
  Incorporation or Organization)


303 George Street, Suite 420, New Brunswick, New Jersey                    08901
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

                 Yes:  X                                No:
                     -----                                 -----


     State the number of shares outstanding of each of the Issuer's classes of common stock, as of October 31, 2003:

          Class                                         Number of Shares
          -----                                         ----------------

Common Stock, $0.01 par value                               11,931,079

     Transitional Small Business Disclosure Format (check one):

                 Yes:                                   No:  X
                     -----                                 -----

                    SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                    -----------------------------------------

                                TABLE OF CONTENTS
                                -----------------

                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION.

     Item 1.  Financial Statements........................................   1

          CONDENSED CONSOLIDATED BALANCE SHEET
          as of September 30, 2003 (unaudited) and June 30, 2003..........   2

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          For the Three Months Ended September 30, 2003 and September
          30, 2002, and From Inception on July 1, 1998 through
          September 30, 2003 (unaudited)..................................   3

          CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS'
          EQUITY
          From Inception on July 1, 1998 through September 30, 2003
          (unaudited).....................................................   4

          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
          For the Three Months Ended September 30, 2003 and September
          30, 2002, and From Inception on July 1, 1998 through September
          30, 2003 (unaudited)............................................   7

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (unaudited).....................................................   8

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................  10

          Overview........................................................  10

          Factors That May Affect Our Business, Future Operating Results
          and Financial Condition.........................................  12

          Liquidity and Capital Resources.................................  21

          Changes to Critical Accounting Policies and Estimates...........  22

          Results of Operations...........................................  23

     Item 3.  Controls and Procedures.....................................  24


PART II. OTHER INFORMATION.

     Item 2.  Changes in Securities and Use of Proceeds...................  25

     Item 6.  Exhibits and Reports on Form 8-K............................  25


SIGNATURES................................................................  26

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

                    SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                    -----------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------



                                                                                    September 30,              June 30,
                                                                                         2003                    2003
                                                                                   ----------------       ------------------
                                                                                     (unaudited)
                                     ASSETS
                                     ------

CURRENT ASSETS:
Cash and cash equivalents.....................................................     $      278,531         $      319,930
Short-term investments........................................................          1,651,562              2,099,295
Prepaid expenses and other current assets.....................................            152,541                185,535
                                                                                   --------------         --------------
     Total Current Assets.....................................................          2,082,634              2,604,760

Property and equipment, net...................................................             68,322                 75,203
Intangibles...................................................................            635,886                578,810
Security deposit..............................................................              7,187                  7,187
                                                                                   --------------         --------------
     TOTAL ASSETS.............................................................     $    2,794,029         $    3,265,960
                                                                                   ==============         ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
Accounts payable..............................................................     $       34,097         $       56,136
Accrued expenses..............................................................            370,270                263,160
                                                                                   --------------         --------------
     Total Current Liabilities..............................................              404,367                319,296

Grant payable.................................................................             90,150                 90,150
                                                                                   --------------         --------------
     TOTAL LIABILITIES........................................................            494,517                409,446
                                                                                   --------------         --------------

STOCKHOLDERS' EQUITY:

Preferred stock, $0.01 par value; authorized 5,000,000 shares,
   no shares issued...........................................................                 --                     --
Common stock, $0.01 par value; authorized 30,000,000 shares,
   issued and outstanding 11,880,045 shares...................................            118,800                118,800
Capital in excess of par......................................................         13,077,853             12,234,373
Deficit accumulated during the development stage..............................        (10,897,141)            (9,496,659)
                                                                                   --------------         --------------
   Total Stockholders' Equity.................................................          2,299,512              2,856,514
                                                                                   --------------         --------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................................     $    2,794,029         $    3,265,960
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


                                                                                         From Inception
                                                                                         on July 1, 1998
                                                    For the Three Months Ended               through
                                                          September 30,                   September 30,
                                                    2003                  2002                2003
                                              ----------------    ----------------     ------------------
                                               $          --       $      10,000         $      210,000
Revenue...............................         -------------       -------------         --------------

Operating expenses:
  General and administrative..........         $   1,139,392       $     388,024         $    8,544,027
  Research and development............               272,001             159,164              3,034,583
                                               -------------       -------------         --------------

Total operating expenses..............             1,411,393             547,188             11,578,610
                                               -------------       -------------         --------------

Loss from operations..................            (1,411,393)           (537,188)           (11,368,610)
                                               -------------       -------------         --------------

Sale of state income tax loss.........                    --                  --                341,834
Interest income, net..................                10,911              22,556                129,635
                                               -------------       -------------         --------------
Net Loss..............................         $  (1,400,482)      $    (514,632)        $  (10,897,141)
                                               =============       =============         ==============

Basic and diluted net loss per common
share.................................         $       (0.12)      $       (0.04)
                                               =============       =============

Basic and diluted weighted average number
of common
shares outstanding....................            11,880,045          11,880,045
                                               =============       =============




            See Notes to Condensed Consolidated Financial Statements.

                    SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                    -----------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            --------------------------------------------------------
            FROM INCEPTION ON JULY 1, 1998 THROUGH SEPTEMBER 30, 2003
            ---------------------------------------------------------
                                   (unaudited)

                                                                                                          Deferred
                                                                                         Deficit        Compensation
                                                                                       Accumulated     Related to the
                                                                    Capital in         During the        Issuance of
                                                                     Excess of         Development       Options and
                                            Common Stock             Par Value            Stage            Warrants        Total
                                      ------------------------     ------------     -----------------   --------------  ------------
                                         Shares        Amount
                                         ------        ------

Common stock outstanding...........    2,000,462     $  20,005     $   (20,005)             --                 --               --

Contribution of capital............           --            --          85,179              --                 --        $    85,179

Issuance of common stock in
reverse merger on January 22,
1999 at $0.01 per share............    3,400,000        34,000         (34,000)             --                 --               --

Issuance of common stock for
cash on May 21, 1999 at
$2.63437 per share.................      759,194         7,592       1,988,390              --                 --          1,995,982

Issuance of common stock for
placement fees on May 21, 1999 at
$0.01 per share....................       53,144           531            (531)             --                 --               --

Fair market value of options
and warrants granted on
September 7, 1999..................           --            --         252,578              --          $   (72,132)         180,446

Fair market value of warrants
granted on October 1, 1999.........           --            --         171,400              --             (108,600)          62,800

Fair market value of warrants
granted on December 15, 1999.......           --            --         331,106              --                 --            331,106

Issuance of common stock for
cash on January 26, 2000 at
$2.867647 per share................       17,436           174          49,826              --                 --             50,000

Issuance of common stock for
cash on January 31, 2000
at $2.87875 per share..............       34,737           347          99,653              --                 --            100,000

Issuance of common stock for
cash on February 4, 2000 at
$2.934582 per share................       85,191           852         249,148              --                 --            250,000


                                                                                                        (continued)


            See Notes to Condensed Consolidated Financial Statements.

                    SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                    -----------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            --------------------------------------------------------
            FROM INCEPTION ON JULY 1, 1998 THROUGH SEPTEMBER 30, 2003
            ---------------------------------------------------------
                                   (unaudited)

                                                                                                          Deferred
                                                                                                        Compensation
                                                                                         Deficit         Related to
                                                                     Capital in        Accumulated      the Issuance
                                                                     Development       During the        Issuance of
                                                                     Excess of         Development       Options and
                                              Common Stock           Par Value           Stage             Warrants         Total
                                        ------------------------   --------------    --------------    ---------------   -----------
                                          Shares        Amount
                                          ------        ------
Issuance of common stock for
cash on March 15, 2000 at
$2.527875 per share................       51,428     $     514     $     129,486            --               --          $  130,000

Issuance of common stock for
cash on June 22, 2000 at $1.50
per share..........................    1,471,700        14,718         2,192,833            --               --           2,207,551

Commissions, legal and bank fees
associated with issuances for the
year ended June 30, 2000...........           --            --          (260,595)           --               --            (260,595)

Fair market value of warrants
granted on October 2, 2000.........           --            --            80,700            --               --              80,700

Fair market value of warrants
granted on September 4, 2001.......           --            --            41,800            --               --              41,800

Fair market value of warrants
granted on October 15, 2001........           --            --            40,498            --               --              40,498

Fair market value of options and
warrants granted on November 1,
2001...............................           --            --           138,714            --               --             138,714

Issuance of common stock and
warrants for cash from
November 30, 2001 through
April 17, 2002.....................    3,701,430        37,014         6,440,486            --               --           6,477,500

Fair market value of options and
warrants granted on December 1,
2001...............................           --            --           262,550            --               --             262,550


                                                                                                           (continued)


            See Notes to Condensed Consolidated Financial Statements.

                    SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                    -----------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            --------------------------------------------------------
            FROM INCEPTION ON JULY 1, 1998 THROUGH SEPTEMBER 30, 2003
            ---------------------------------------------------------
                                   (unaudited)

                                                                                                          Deferred
                                                                                                        Compensation
                                                                                         Deficit         Related to
                                                                     Capital in        Accumulated      the Issuance
                                                                     Development       During the        Issuance of
                                                                     Excess of         Development       Options and
                                              Common Stock           Par Value           Stage             Warrants           Total
                                        ------------------------   --------------    --------------    ---------------   -----------
                                          Shares        Amount
                                          ------        ------
Issuance of common stock and
warrants associated with bridge
loan conversion on December 3,
2001...............................       305,323     $  3,053     $     531,263                --             --       $   534,316

Fair market value of options
vested and extended on January 1,
2002...............................            --           --            94,146                --             --            94,146

Commissions, legal and
bank fees associated with
issuances for the year ended
June 30, 2002......................            --           --          (846,444)               --             --          (846,444)

Fair market value of warrants
vested on October 15, 2002.........            --           --            27,832                --             --            27,832

Fair market value of warrants
vested on November 1, 2002.........            --           --            69,665                --             --            69,665

Fair market value of warrants
issued and vested on September
26, 2003...........................            --           --           843,480                --             --           843,480

Fair value of options and warrants
vested and change in
fair value of options and warrants
granted............................            --           --           118,695                --        180,732           299,427

Net loss...........................            --           --                --      $(10,897,141)            --       (10,897,141)
                                       ----------    ---------     -------------      ------------      ---------       -----------

Balance at September 30, 2003......    11,880,045    $ 118,800     $  13,077,853      $(10,897,141)     $      --       $ 2,299,512
                                       ==========    =========     =============      ============      =========       ===========



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


                                                                                                                 From Inception on
                                                                            For the Three Months Ended          July 1, 1998 through
                                                                                   September 30,                   September 30,
                                                                             2003                2002                   2003
                                                                       ----------------     -------------      ---------------------
Cash flows from operating activities:
Net loss........................................................       $    (1,400,482)     $   (514,632)        $   (10,897,141)
Adjustments to reconcile net loss
  to net cash used in operating activities:
Noncash capital contribution....................................                    --                --                  85,179
Noncash conversion of accrued expenses into equity..............                    --                --                 131,250
Issuance of common stock and warrants for interest..............                    --                --                   9,316
Issuance and vesting of stock options and warrants
  for services..................................................               843,480            39,680               2,341,915

Depreciation and amortization...................................                 7,553             5,427                  90,966
(Increase) decrease in operating assets:
Accounts receivable.............................................                    --            75,000                      --
Prepaid expense and other current assets........................                32,994          (233,220)               (152,541)
Security deposit................................................                    --                --                  (7,187)
Increase (decrease) in operating liabilities:
Accounts payable................................................               (22,039)          173,248                  34,097
Accrued expenses................................................               107,110           (54,980)                370,270
                                                                       ---------------      ------------         ---------------
Net cash used in operating activities...........................              (431,384)         (509,477)             (7,993,876)
                                                                       ---------------      ------------         ---------------

Cash flows from investing activities:
Patent costs....................................................               (57,748)          (34,552)               (637,454)
Redemption (purchase) of investments, net.......................               447,733            87,410              (1,651,562)
Purchase of property and equipment..............................                    --              (936)               (157,720)
                                                                       ---------------      ------------         ---------------
Net cash provided by (used in) investing activities.............               389,985            51,922              (2,446,736)
                                                                       ---------------      ------------         ---------------

Cash flows from financing activities:
Proceeds from grant.............................................                    --            11,089                  90,150
Proceeds from issuance of bridge notes..........................                    --                --                 525,000
Proceeds from issuance of common stock and warrants, net........                    --                --              10,103,993
                                                                       ---------------      ------------        ----------------
Cash provided by financing activities...........................                    --            11,089              10,719,143
                                                                       ---------------      ------------        ----------------

Net increase (decrease) in cash and cash equivalents............               (41,399)         (446,466)                278,531

Cash and cash equivalents at beginning of period................               319,930           798,711                      --
                                                                       ---------------      ------------        ----------------

Cash and cash equivalents at end of period......................       $       278,531      $    352,245        $        278,531
                                                                       ===============      ============        ================

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest......................       $            --      $         --        $         22,317
                                                                       ===============      ============        ================

Supplemental schedule of noncash financing activity:
  Conversion of bridge notes into stock.........................       $            --      $         --        $        534,316
                                                                       ===============      ============        ================

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

NOTE 1 - BASIS OF PRESENTATION:

     The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003.

     In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of September 30, 2003, the results of its operations for the three-month periods ended September 30, 2003 and 2002, and for the period from inception on July 1, 1998 through September 30, 2003.

     The Company had previously reported stock-based compensation as a separate category in its consolidated statement of operations. Beginning with the three-month period ended September 30, 2003, the Company no longer reports stock-based compensation as a separate category and has included such stock-based compensation in general and administrative and research and development expenses, as applicable. Therefore, certain reclassifications have been made to the prior year consolidated financial statements in order to conform to the current year's classification.

     Interim results are not necessarily indicative of results for the full fiscal year.

NOTE 2 - LOSS PER SHARE:

     Net loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding during the period. Since September 7, 1999, the Company has had outstanding options and warrants to purchase its common stock, $0.01 par value per share (the "Common Stock"); however, for the three months ended September 30, 2003 and 2002, shares to be issued upon the exercise of options and warrants aggregating 6,235,753 and 5,818,153, respectively, at an average exercise price of $2.64 and $2.62, respectively, are not included in the computation of diluted loss per share as the effect is anti-dilutive.

NOTE 3 - STOCK OPTIONS AND WARRANTS:

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plan. Options to purchase Common Stock have been granted at or above the fair market value of the stock as of the date of grant. Accordingly, no compensation costs have been recognized for the stock option plan. Since there were no options issued during the three months ended September 30, 2003 and September 30, 2002, there were no pro-forma compensation costs that would have affected the Company's net loss and net loss per share.

NOTE 4 - SIGNIFICANT EVENTS:

     In September 2003, the Company entered into a one-year financial advisory agreement with Sands Brothers International Ltd. ("Sands Brothers"). The agreement provides for monthly payments of $10,000 through September 2004. Also, Sands Brothers was issued a five-year warrant to purchase 237,600 shares of the Company's Common Stock at an exercise price equal to $3.59 per share. During the three-month period ended September 30, 2003, the Company recorded stock-based compensation in the amount of $843,480 related to the issuance of such warrant. The agreement may be terminated by either party upon sixty days written notice.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes thereto included in the Quarterly Report on Form 10-QSB. The discussion and analysis may contain forward-looking statements that are based upon current expectations and entail various risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those set forth under "Factors That May Affect Our Business, Future Operating Results and Financial Condition" and elsewhere in this report.

OVERVIEW

     We are a development stage functional genomics company whose mission is to utilize its patent-pending genes (primarily DHS and Factor 5A) to: (i) enhance the quality and productivity of fruits, flowers, vegetables and agronomic crops through the control of cell death in plants (senescence); and (ii) develop novel approaches to treat (A) programmed cell death diseases in humans (apoptosis) (e.g., rheumatoid arthritis, macular degeneration, glaucoma, and heart disease), which are the result of premature cell death in humans, and (B) cancer, a group of diseases in which apoptosis is blocked. Agricultural results to date include longer shelf life of perishable produce, increased seed and biomass yield and greater tolerance to environmental stress. Mammalian results to date include: determining the expression of our patent-pending genes in both ischemic and non-ischemic heart tissue; correlating such genes to certain key immune regulators known as cytokines that have been found to be involved in apoptosis; reducing cytokine induced apoptosis in human optic nerve cell lines and reducing cytokine expression in human liver cell lines; and inducing apoptosis in human cancer cell lines derived from tumors.

     We do not expect to generate significant revenues for approximately the next two to three years, during which time we will engage in significant research and development efforts. However, we have entered into license and development agreements with Harris Moran Seed Company, ArborGen, LLC and Cal/West Seeds to develop and commercialize our technology in certain varieties of lettuce and melons, trees, and alfalfa, respectively. All of the agreements provide for milestone payments to us upon the completion of certain research and commercialization benchmarks. The agreements with Harris Moran and Cal/West also provide for royalty payments to us upon commercial introduction. The agreement with ArborGen contains an option for ArborGen to execute a license to commercialize developed products, and upon the execution of a license agreement, we will receive a license fee and royalties from ArborGen. The license with Cal/West contains an option for Cal/West to develop our technology in various other forage crops. We also have entered into a joint venture with Rahan Meristem Ltd. in Israel to develop and commercialize our technology in banana plants. In connection with the joint venture, we will receive 50% of the profits from the sale of enhanced banana plants.

     Our research and development is performed by third party researchers at our direction, pursuant to various research and license agreements. The primary research and development effort takes place at the University of Waterloo in Ontario, Canada, where the technology was developed, and at the University of Colorado. Additional research and development is performed by our partners in connection with the Harris Moran License, the ArborGen Agreement, the Cal/West License and the Anawah Agreement, as well as through the joint venture with Rahan Meristem.

     We are currently working with lettuce, melon, tomato, canola, Arabidopsis (a model plant that is similar to canola), banana, alfalfa and certain species of trees, and have obtained proof of concept for the lipase, DHS and Factor 5A genes in several of these plants. Also, we have initiated field trials of lettuce and bananas with our respective partners. These field trials have shown that our technology effectively reduces browning in cut lettuce and extendS the shelf life of banana fruit by 100%. Near-term research and development initiatives include: (i) silencing or reducing the expression of DHS and Factor 5A genes in these plants; and (ii) propagation and testing of plants with our silenced genes. We have also completed our research and development initiative in carnation flower, which yielded a 100% increase in shelf life through the inhibition of the DHS reaction.

     Our preliminary research reveals that DHS and Factor 5A genes regulate apoptosis in animal and human cells. We believe that our technology may have potential application as a means of controlling a broad range of diseases that are attributable to premature apoptosis. Apoptotic diseases include neurodegenerative diseases, retinal diseases, such as glaucoma and macular degeneration, heart disease, stroke, crohn's disease and rheumatoid arthritis, among others. We have commenced pre-clinical research on diseased heart tissue as well as cell-line studies to determine Factor 5A's ability to regulate key inflammatory cytokines, including Interleukin-1 and Interleukin-18, which are indicated in numerous apoptoTic diseases. In addition, we have initiated cell-line studies for applications of our technology to glaucoma and surface ocular diseases and on liver cell-lines. These preclinical tests have shown that Factor 5A appears to control expression of the suite of proteins required for apoptosis. Such proteins include p53, interleukins, caspases, and tumor necrosis factor (TNF-alpha). Expression of these cell death proteins is required for the execution of apoptosis.

     Conversely, we have also established in pre-clinical studies that our apoptosis Factor 5A gene is able to kill cancer cells. Tumors arise when cells that have been targeted to undergo apoptosis are unable to do so because of an inability to activate the apoptotic pathways. Because the Factor 5A gene appears to function at the initiation point of the apoptotic pathways, we believe that our gene technology has potential application as a means of combating a broad range of cancers and have initiated studies with in vivo cancer models to determine Factor 5A's ability to shrink human tumors grafted onto mice.

     On March 25, 2003, we were granted Patent No. 6,538,182, entitled "DNA Encoding a Plant Deoxyhypusine Synthase, A Plant Eukaryotic Initiation Factor 5A, Transgenic Plants and A Method For Controlling Senescence and Programmed Cell Death in Plants", from the United States Patent and Trademark Office, or PTO. In addition to this patent, we have a wide variety of patent applications (including divisional applications and continuations-in-part) in process with the PTO and internationally. We intend to continue our strategy of enhancing these new patent applications through the addition of data as it is collected.

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

WE HAVE A LIMITED OPERATING HISTORY AND HAVE INCURRED SUBSTANTIAL LOSSES AND EXPECT FUTURE LOSSES.

     We are a developmental stage biotechnology company with a limited operating history and limited assets and capital. We have incurred losses each year since inception and have an accumulated deficit of $10,897,141 at September 30, 2003. We have generated minimal revenues by licensing certain of our technology to companies willing to share in our development costs. However, our technology may not be ready for widespread commercialization for several years. We expect to continue to incur losses over the next two to three years because we anticipate that our expenditures on research and development, commercialization and administrative activities will significantly exceed our revenues during that period. We cannot predict when, if ever, we will become profitable.

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

WE OUTSOURCE ALL OF OUR RESEARCH AND DEVELOPMENT ACTIVITIES.

     We rely on third parties to perform all of our research and development activities. Our primary research and development efforts take place at the University of Waterloo in Ontario, Canada, where our technology was developed, at the University of Colorado, at Anawah, Inc., and with our commercial partners. At this time, we do not have the internal capabilities to perform our research and development activities. Accordingly, the failure of third-party research partners, such as the University of Waterloo, to perform under agreements entered into with us, or our failure to renew important research agreements with these third parties, would have a material adverse effect on our ability to develop and exploit our technology.

WE HAVE SIGNIFICANT FUTURE CAPITAL NEEDS.

     As of September 30, 2003, we had cash and highly-liquid investments valued at $1,930,093 and working capital of $1,678,267. We believe that we can operate according to our current business plan for approximately the next ten months using our available reserves. To date, we have generated minimal revenues and anticipate that our operating costs will exceed any revenues generated over the next several years. Therefore, we anticipate that we will be required to raise additional capital in the future in order to operate according to our current business plan. We may require additional funding in less than twelve months, and additional funding may not be available on favorable terms, if at all. In addition, in connection with such funding, if we need to issue more equity securities than our certificate of incorporation currently authorizes, or more than 20% of the shares of our common stock outstanding, we may need stockholder approval. If stockholder approval is not obtained or if adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. Investors may experience dilution in their investment from future offerings of our common stock. For example, if we raise additional capital by issuing equity securities, such an issuance would reduce the percentage ownership of existing stockholders. In addition, assuming the exercise of all options and warrants granted, as of September 30, 2003, we had 11,632,445 shares of common stock authorized but unissued, which may be issued from time to time by our board of directors without stockholder approval. Furthermore, we may need to issue securities that have rights, preferences and privileges senior to our common stock. Failure to obtain financing on acceptable terms would have a material adverse effect on our liquidity.

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

     As of September 30, 2003, our executive officers, directors and affiliated entities together beneficially own approximately 43.1% of the outstanding shares of our common stock, assuming the exercise of options and warrants which are currently exercisable, held by these stockholders. As a result, these stockholders, acting together, will be able to exercise considerable influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

OUR STOCKHOLDERS MAY EXPERIENCE SUBSTANTIAL DILUTION AS A RESULT OF OUTSTANDING OPTIONS AND WARRANTS TO PURCHASE OUR COMMON STOCK.

     As of September 30, 2003, we have granted options outside of our stock option plan to purchase 10,000 shares of our common stock and warrants to purchase 4,444,753 shares of our common stock. In addition, as of September 30, 2003, we have reserved 3,000,000 shares of our common stock for issuance upon the exercise of options granted pursuant to our stock option plan, 1,791,000 of which have been granted and 1,209,000 of which may be granted in the future. The exercise of these options and warrants will result in dilution to our existing stockholders and could have a material adverse effect on our stock price.

SHARES ELIGIBLE FOR PUBLIC SALE.

     As of September 30, 2003, we had 11,880,045 shares of our common stock issued and outstanding, of which approximately 8,000,000 shares are registered pursuant to a registration statement on Form S-3, which was deemed effective on June 28, 2002, and the remainder of which are in the public float. In addition, we have registered 3,000,000 shares of our common stock underlying options granted or to be granted under our stock option plan. Consequently, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, may adversely affect the market price of our common stock.

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

     Recent political and social turmoil, including the terrorist attacks of September 11, 2001, the conflict in Iraq and the current crisis in the Middle East, can be expected to put further pressure on economic conditions in the United States and worldwide. These political, social and economic conditions may make it difficult for us to plan future business activities. Specifically, if the current crisis in Israel continues to escalate, the Rahan Joint Venture could be adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

     OVERVIEW

     As of September 30, 2003, our cash balance and investments totaled $1,930,093, and we had working capital of $1,678,267. As of September 30, 2003, we had a federal tax loss carry-forward of approximately $7,470,000 and a state tax loss carry-forward of approximately $3,510,000 to offset future taxable income. There can be no assurance, however, that we will be able to take advantage of any or all of such tax loss carry-forwards, if at all, in future fiscal years.

     FINANCING NEEDS

     The following table lists our cash contractual obligations as of September 30, 2003:


-------------------------------------------------------------------------------------------------------------------
                                                                  Payments Due by Period
-------------------------------------------------------------------------------------------------------------------
                                                         Less than                                     More than
Contractual Obligations                  Total             1 year         1-3 years     4-5 years       5 years
-------------------------------------------------------------------------------------------------------------------
Research and Development
Agreements (1)                        $   385,000      $   385,000       $       --     $     --       $     --
-------------------------------------------------------------------------------------------------------------------
Facility, Rent and
Operating Leases (2)                  $    87,978      $    34,056       $   53,922     $     --       $     --
-------------------------------------------------------------------------------------------------------------------
Employment, Consulting
and Scientific Advisory
Board Agreements (3)                  $   675,566      $   453,733       $  221,833     $     --       $     --
===================================================================================================================
Total Contractual
Cash Obligations                      $ 1,148,544      $   872,789       $  275,755     $     --       $     --
===================================================================================================================

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

     CAPITAL RESOURCES

     Since inception, we have generated revenues of $210,000 in connection with the initial fees received under our license and development agreements. We have not been profitable since inception, we will continue to incur additional operating losses in the future, and we will require additional financing to continue the development and subsequent commercialization of our technology. While we do not expect to generate significant revenues from the licensing of our technology in the near future, we may enter into additional licensing or other agreements with marketing and distribution partners that may result in additional license fees. We may also receive revenues from contract research, or other related revenue.

     Pursuant to the New Jersey Technology Tax Credit Transfer Program, we have applied to the New Jersey Economic Development Authority to sell our New Jersey net operating loss tax benefit in the amount of approximately $132,000 for the fiscal year ended June 30, 2002. We had previously received approval and subsequently sold our New Jersey net operating loss tax benefit for the fiscal years ended June 30, 2001, 2000 and 1999. However, there can be no assurance that we will be approved to participate in the Program for the fiscal year ended June 30, 2002, or if approved, that we will be able to sell all or part of our New Jersey net operating loss tax benefit.

     We anticipate that, based upon our current cash and investments, we will be able to fund operations for approximately the next ten months. Over the next twelve months, we plan to fund our research and development and commercialization activities by (i) utilizing our current cash balance and investments, (ii) achieving some of the milestones set forth in our current licensing agreements through the execution of additional licensing agreements for our technology, and (iii) consummating a private placement of equity securities.

CHANGES TO CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003. There have been no changes to such critical accounting policies and estimates.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 and Three Months Ended September 30, 2002
-------------------------------------------------------------------------------

     We had no revenue during the three-month period ended September 30, 2003. Revenue for the three-month period ended September 30, 2002 was $10,000, which represented the initial license fee in connection with the Cal/West License.

     Operating expenses consist of general and administrative expenses, research and development expenses and stock-based compensation. Operating expenses for the three-month periods ended September 30, 2003 and September 30, 2002 were $1,411,393 and $547,188, respectively, an increase of $864,205, or 157.9%. This increase in operating expenses was primarily the result of an increase in stock-based compensation and research and development expenses, partially offset by a decrease in general and administrative expenses.

     General and administrative expenses consist primarily of stock-based compensation and other general and administrative costs, which include payroll and benefits, professional services, investor relations, office rent and corporate insurance. General and administrative expenses for the three-month periods ended September 30, 2003 and September 30, 2002 were $1,139,392 and $388,024, respectively, an increase of $751,368, or 193.6%. This increase was primarily the result of an increase in stock-based compensation related to the issuance and vesting of stock options and warrants as well as an increase in corporate insurance which was partially offset by a decrease in payroll and benefits, and professional fees.

                                               Three months ended September 30,
                                                   2003                 2002
                                                   ----                 ----

Stock-based compensation                     $   843,480            $   24,800
Other general and administrative expenses        295,912               363,224
                                             -----------            ----------

Total general and administrative expenses    $ 1,139,392            $  388,024
                                             ===========            ==========

The increase in stock-based compensation was primarily the result of a warrant being granted, in connection with a financial advisory agreement, to a financial advisor during the three-month period ended September 30, 2003. Insurance costs increased during the three-month period ended September 30, 2003 primarily because we increased the policy limit on our directors' and officers' liability insurance policy. Professional fees decreased during the three-month period ended September 30, 2003, primarily as a result of a decrease in legal fees. During the three-month period ended September 30, 2002, we had incurred additional professional fees related to our filing of registration statements with the Securities and Exchange Commission on Forms S-3 and S-8 as well as the timing of fees associated with our Form 10-KSB and proxy statement. Payroll and benefits decreased during the three-month period ended September 30, 2003, primarily as a result of the termination of an employee in June 2003.

     Research and development expenses consist primarily of fees associated with a research and development agreement with the University of Waterloo, costs associated with the research being performed at the University of Colorado, amortization of the initial fee in connection with a research agreement with Anawah, Inc. and consulting fees to the Scientific Advisory Board and other consultants. Research and development expenses for the three-month periods ended September 30, 2003 and September 30, 2002 were $272,001 and $159,164, respectively, an increase of $112,837, or 70.9%. This increase was primarily the result of an increase in the research and development costs incurred in connection with the expanded research undertaken by the University of Waterloo, the implementation of our mammalian cell research programs and the implementation of new plant research being conducted in connection with the agreement with Anawah, Inc.


Period From Inception on July 1, 1998 through September 30, 2003
----------------------------------------------------------------

     From inception of operations on July 1, 1998 through September 30, 2003, we had revenues of $210,000, which consisted of the initial license fees in connection with our various development and license agreements.

     We have incurred losses each year since inception and have an accumulated deficit of $10,897,141 at September 30, 2003. We expect to continue to incur losses as a result of expenditures on research, product development and administrative activities.


ITEM 3.  CONTROLS AND PROCEDURES.

     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange
Act) as of September 30, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of September 30, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION.
                           --------------------------

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On September 12, 2003, we entered into a one-year financial advisory agreement with Sands Brothers International Ltd. The agreement provides for monthly payments of $10,000 through September 2004, and may be terminated by either party upon sixty days written notice. Pursuant to the agreement, on September 25, 2003, we issued to Sands Brothers a five-year warrant to purchase 237,600 shares of our common stock at an exercise price equal to $3.59 per share. The warrant provides for, among other things, piggyback registration rights.

     No underwriter was employed in connection with the issuance of the warrant described above. We believe that the issuance of the warrant was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering. Sands Brothers is an accredited investor as defined in the Securities Act, acquired the warrant for investment purposes only and not with a view to distribution, and received adequate information about our company.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

          4.1  Warrant  issued  to  Sands  Brothers   International  Ltd.  dated
               September 25, 2003.

         10.1  Financial  Advisory  Agreement  dated  September 12, 2003, by and
               between   Senesco   Technologies,   Inc.   and   Sands   Brothers
               International Ltd.

         31.1 Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

         32.2 Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

     (b)  Reports on Form 8-K.

          None.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SENESCO TECHNOLOGIES, INC.


DATE:  November 14, 2003         By:  /s/ Bruce C. Galton
                                    --------------------------------------------
                                    Bruce C. Galton, President
                                    and Chief Executive Officer
                                    (Principal Executive Officer)



DATE:  November 14, 2003         By:  /s/ Joel Brooks
                                    --------------------------------------------
                                    Joel Brooks, Chief Financial Officer
                                    and Treasurer
                                    (Principal Financial and Accounting Officer)