Form 10QSB
period 2003-12-31
SENESCO TECHNOLOGIES INC
filed 2004-02-17
CIK 1035354

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                   FORM 10-QSB

(Mark One)

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the quarterly period ended        December 31, 2003
                                        --------------------------------

[   ]   Transition  Report  pursuant  to  Section 13 or 15(d) of  the Securities
        Exchange Act of 1934
        For the transition period from                   to
                                        ----------------    ------------------

                          Commission File No. 001-31326

                           SENESCO TECHNOLOGIES, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

      Delaware                                                84-1368850
-------------------------------                        -------------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                           Identification No.)


303 George Street, Suite 420, New Brunswick, New Jersey                    08901
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

                 Yes:  X                                  No:
                     -----                                   -----


     State the number of shares outstanding of each of the Issuer's classes of common stock, as of February 9, 2004:

            Class                                         Number of Shares
            -----                                         ----------------

Common Stock, $0.01 par value                                13,108,243

     Transitional Small Business Disclosure Format (check one):

                 Yes:                                     No:  X
                     -----                                   -----

                    SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                    -----------------------------------------

                                TABLE OF CONTENTS
                                -----------------
                                                                       Page
                                                                       ----

PART I.  FINANCIAL INFORMATION.

      Item 1. Financial Statements.......................................   1

         CONDENSED CONSOLIDATED BALANCE SHEET
         as of December 31, 2003 (unaudited) and June 30, 2003...........   2

         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         For the Three Months Ended December 31, 2003 and December 31,
         2002, For the Six Months Ended December 31, 2003 and December
         31, 2002, and From Inception on July 1, 1998 through December
         31, 2003 (unaudited)............................................   3

         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
         From Inception on July 1, 1998 through December 31, 2003
         (unaudited).....................................................   4

         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
         For the Six Months Ended December 31, 2003 and December 31,
         2002, and From Inception on July 1, 1998 through December 31,
         2003 (unaudited) ...............................................   7

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (unaudited)......................................................  8

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................  11

         Overview.........................................................  11

         Factors That May Affect Our Business, Future Operating Results
         and Financial Condition..........................................  12

         Liquidity and Capital Resources..................................  21

         Changes to Critical Accounting Policies and Estimates............  23

         Results of Operations............................................  23

      Item 3. Controls and Procedures.....................................  26


PART II. OTHER INFORMATION.

      Item 2. Changes in Securities and Small Business Issuer Purchases
              of Equity Securities........................................  26

      Item 4. Submission of Matters to a Vote of Security Holders.........  27

      Item 6. Exhibits and Reports on Form 8-K............................  28

SIGNATURES................................................................  30

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

                    SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                    -----------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------


                                                                                     December 31,              June 30,
                                                                                         2003                    2003
                                                                                 -------------------      -------------------
                                                                                     (unaudited)
                                    ASSETS
                                    ------
CURRENT ASSETS:
Cash and cash equivalents.....................................................     $      280,967         $      319,930
Short-term investments........................................................          1,301,095              2,099,295
Prepaid expenses and other current assets.....................................             65,297                185,535
                                                                                   --------------         --------------
     Total Current Assets.....................................................          1,647,359              2,604,760

Property and equipment, net...................................................             62,935                 75,203
Intangibles, net..............................................................            742,342                578,810
Security deposit..............................................................              7,187                  7,187
                                                                                   --------------         --------------
     TOTAL ASSETS.............................................................     $    2,459,823         $    3,265,960
                                                                                   ==============         ==============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES:
Accounts payable..............................................................     $       27,014         $       56,136
Accrued expenses..............................................................            402,799                263,160
                                                                                   --------------         --------------
       Total Current Liabilities..............................................            429,813                319,296

Grant payable.................................................................             90,150                 90,150
                                                                                   --------------         --------------
     TOTAL LIABILITIES........................................................            519,963                409,446
                                                                                   --------------         --------------

STOCKHOLDERS' EQUITY:

Preferred stock, $0.01 par value; authorized 5,000,000 shares,
   no shares issued...........................................................                 --                     --
Common stock, $0.01 par value; authorized 30,000,000 shares,
   issued and outstanding 11,992,179 and 11,880,045 shares....................            119,922                118,800

Capital in excess of par......................................................         13,515,265             12,234,373
Deficit accumulated during the development stage..............................        (11,695,327)            (9,496,659)
                                                                                   --------------         --------------
   Total Stockholders' Equity.................................................          1,939,860              2,856,514
                                                                                   --------------         --------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................................     $    2,459,823         $    3,265,960
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


                                                                                                                 From Inception on
                                          For the Three     For the Three      For the Six       For the Six       July 1, 1998
                                          Months Ended      Months Ended       Months Ended     Months Ended          through
                                          December 31,      December 31,       December 31,     December 31,       December 31,
                                              2003              2002               2003             2002               2003

Revenue................................    $        --      $        --        $        --       $     10,000    $     210,000
                                           -----------      -----------        -----------       ------------    -------------

Operating Expenses:
  General and administrative...........        597,527          496,286          1,736,919            884,310        9,312,890
  Research and development.............        301,144          215,803            573,145            374,967        3,164,391
                                           -----------      -----------        -----------       ------------    -------------
Total Operating Expenses...............        898,671          712,089          2,310,064          1,259,277       12,477,281
                                           -----------      -----------        -----------       ------------    -------------

Loss From Operations...................       (898,671)        (712,089)        (2,310,064)        (1,249,277)     (12,267,281)


Sale of state income tax loss..........         91,448          130,952             91,448            130,952          433,282
Interest income, net...................          9,037           18,727             19,948             41,283          138,672
                                           -----------      -----------        -----------       ------------    -------------
Net Loss...............................    $  (798,186)     $  (562,410)       $(2,198,668)      $ (1,077,042)   $ (11,695,327)
                                           ===========      ===========        ===========       ============    =============

Basic and Diluted Net Loss Per Common
Share..................................    $     (0.07)     $     (0.05)       $     (0.18)      $      (0.09)
                                           ===========      ===========        ===========       ============

Basic and Diluted Weighted Average
Number of Common
Shares Outstanding.....................     11,950,053       11,880,045         11,915,049         11,880,045
                                           ===========      ===========        ===========       ============




            See Notes to Condensed Consolidated Financial Statements.

                    SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                    -----------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            --------------------------------------------------------
            FROM INCEPTION ON JULY 1, 1998 THROUGH DECEMBER 31, 2003
            --------------------------------------------------------
                                   (unaudited)


                                                                                         Deficit
                                                                                       Accumulated
                                                                    Capital in         During the
                                                                     Excess of      Development Stage
                                            Common Stock             Par Value                              Total
                                      -------------------------  ----------------  --------------------   ---------
                                        Shares        Amount
                                        ------        ------

Common stock outstanding.............   2,000,462    $  20,005      $    (20,005)            --                    --

Contribution of capital..............          --           --            85,179             --          $     85,179

Issuance of common stock in
reverse merger on January 22,
1999 at $0.01 per share..............   3,400,000       34,000           (34,000)            --                    --

Issuance of common stock for
cash on May 21, 1999 at
$2.63437 per share...................     759,194        7,592         1,988,390             --             1,995,982

Issuance of common stock for
placement fees on May 21, 1999 at
$0.01 per share......................      53,144          531              (531)            --                    --

Issuance of common stock for
cash on January 26, 2000 at
$2.867647 per share..................      17,436          174            49,826             --                50,000

Issuance of common stock for
cash on January 31, 2000 at
$2.87875 per share...................      34,737          347            99,653             --               100,000

Issuance of common stock for
cash on February 4, 2000 at
2.934582 per share...................      85,191          852           249,148             --               250,000

Issuance of common stock for
cash on March 15, 2000 at
$2.527875 per share..................      51,428          514           129,486             --               130,000

Issuance of common stock for
cash on June 22, 2000 at $1.50 per
share................................   1,471,700       14,718         2,192,833             --             2,207,551

                                                                                                                (continued)


            See Notes to Condensed Consolidated Financial Statements.

                    SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                    -----------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            --------------------------------------------------------
            FROM INCEPTION ON JULY 1, 1998 THROUGH DECEMBER 31, 2003
            --------------------------------------------------------
                                   (unaudited)


                                                                                         Deficit
                                                                                       Accumulated
                                                                     Capital in         During the
                                                                      Excess of        Development
                                            Common Stock              Par Value           Stage             Total
                                       -----------------------    -----------------  ---------------     ------------
                                         Shares       Amount
                                         ------       ------
Commissions, legal and bank fees
associated with issuances for the
year ended June 30, 2000...........            --           --     $   (260,595)             --         $  (260,595)

Fair market value of options
and warrants vested during the year
ended June 30, 2000................            --           --          873,779              --             873,779

Fair market value of warrants
vested during the year ended June
30, 2001...........................            --           --           80,700              --              80,700

Issuance of common stock and
warrants for cash from
November 30, 2001 through
April 17, 2002.....................     3,701,430    $  37,014        6,440,486              --           6,477,500

Issuance of common stock and
warrants associated with bridge
loan conversion on December 3,
2001...............................       305,323        3,053          531,263              --             534,316

Commissions, legal and bank fees
associated with issuances for the
year ended June 30, 2002...........            --           --         (846,444)             --            (846,444)

Fair market value of options and
warrants vested during the year
ended June 30, 2002................            --           --          577,708              --             577,708

Fair market value of options and
warrants vested during the year
ended June 30, 2003................            --           --           97,497              --              97,497


                                                                                                                  (continued)

            See Notes to Condensed Consolidated Financial Statements.

                    SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
                    -----------------------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            --------------------------------------------------------
            FROM INCEPTION ON JULY 1, 1998 THROUGH DECEMBER 31, 2003
            --------------------------------------------------------
                                   (unaudited)


                                                                                          Deficit
                                                                                        Accumulated
                                                                      Capital in        During the
                                                                      Excess of         Development
                                            Common Stock              Par Value            Stage            Total
                                      ------------------------      --------------    ---------------    -------------
                                        Shares        Amount
                                        ------        ------
Fair market value of options
and warrants vested during the
six month period ended December
31, 2003...........................         --              --      $   1,084,888                --      $  1,084,888

Options and warrants exercised
and other transactions during the
six month period ended December
31, 2003...........................    112,134       $   1,122            196,004                --           197,126

Net loss...........................         --              --                 --     $ (11,695,327)      (11,695,327)
                                    ----------       ---------      -------------     -------------      ------------

Balance at December 31, 2003....... 11,992,179       $ 119,922      $  13,515,265     $ (11,695,327)     $  1,939,860
                                    ==========       =========      =============     =============      ============





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

                                                                                                               From Inception on
                                                                           For the Six Months Ended           July 1, 1998 through
                                                                                 December 31,                     December 31,
                                                                           2003                2002                   2003
                                                                      --------------      --------------      ----------------------
Cash flows from operating activities:
Net loss........................................................      $  (2,198,668)      $  (1,077,042)       $    (11,695,327)
Adjustments to reconcile net loss
  to net cash used in operating activities:
Noncash capital contribution....................................                 --                  --                  85,179
Noncash conversion of accrued expenses into equity..............                 --                  --                 131,250
Issuance of common stock and warrants for interest..............                 --                  --                   9,316
Issuance and vesting of stock options and warrants
 for services...................................................          1,084,888             137,177               2,583,323
Depreciation and amortization...................................             15,331              12,237                  98,744
(Increase) decrease in operating assets:
Accounts receivable.............................................                 --              75,000                      --
Prepaid expense and other current assets........................            120,238            (161,260)                (65,297)
Security deposit................................................                 --                  --                  (7,187)
Increase (decrease) in operating liabilities:
Accounts payable................................................            (29,122)            (32,720)                 27,014
Accrued expenses................................................            139,639               2,854                 402,799
                                                                      -------------       -------------        ----------------
Net cash used in operating activities...........................           (867,694)         (1,043,754)             (8,430,186)
                                                                      -------------       -------------        ----------------

Cash flows from investing activities:
Patent costs....................................................           (164,876)            (56,458)               (744,582)
Redemption (purchase) of investments, net.......................            798,200             729,176              (1,301,095)
Purchase of property and equipment..............................             (1,719)             (1,980)               (159,439)
                                                                      -------------       -------------        ----------------
Net cash provided by (used in) investing activities.............            631,605             670,738              (2,205,116)
                                                                      -------------       -------------        ----------------

Cash flows from financing activities:
Proceeds from grant.............................................                 --              11,089                  90,150
Proceeds from issuance of bridge notes..........................                 --                  --                 525,000
Proceeds from issuance of common stock and warrants, net........            197,126                  --              10,301,119
                                                                      -------------       -------------        ----------------
Cash provided by financing activities...........................            197,126              11,089              10,916,269
                                                                      -------------       -------------        ----------------

Net increase (decrease) in cash and cash equivalents............            (38,963)           (361,927)                280,967

Cash and cash equivalents at beginning of period................            319,930             798,711                      --
                                                                      -------------       -------------        ----------------

Cash and cash equivalents at end of period......................      $     280,967       $     436,784        $        280,967
                                                                      =============       =============        ================

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest......................      $          --       $          --        $         22,317
                                                                      =============       =============        ================

Supplemental schedule of noncash financing activity:
  Conversion of bridge notes into stock.........................      $          --       $          --        $        534,316
                                                                      =============       =============        ================


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

     In the opinion of the Company's management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of December 31, 2003, the results of its operations for the three-month periods ended December 31, 2003 and 2002, the results of its operations and cash flows for the six-month periods ended December 31, 2003 and 2002, and for the period from inception on July 1, 1998 through December 31, 2003.

     The Company had previously reported stock-based compensation as a separate category in its consolidated statement of operations. Beginning in fiscal 2004, the Company no longer reports stock-based compensation as a separate category and has included such stock-based compensation in general and administrative and research and development expenses, as applicable. Therefore, certain reclassifications have been made to the prior year consolidated financial statements in order to conform to the current year's classification.

     Interim results are not necessarily indicative of results for the full fiscal year.

NOTE 2 - LOSS PER SHARE:

     Net loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding during the period. Since September 7, 1999, the Company has had outstanding options and warrants to purchase its common stock, $0.01 par value per share (the "Common Stock"); however, as of December 31, 2003 and 2002, shares to be issued upon the exercise of options and warrants aggregating 6,308,094 and 5,840,653, respectively, at an average exercise price of $2.67 and $2.62, respectively, are not included in the computation of diluted loss per share as the effect is anti-dilutive.

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


THREE MONTH PERIODS ENDED DECEMBER 31,                            2003                    2002
-------------------------------------------------------------------------------------------------
Net loss:
  As reported                                                 $(798,186)               $(562,410)
  Stock-based employee compensation costs                      (164,645)                (200,789)
-------------------------------------------------------------------------------------------------
Pro forma                                                     $(962,831)               $(763,199)
=================================================================================================
Loss per share:
  As reported                                                 $   (0.07)               $   (0.05)
=================================================================================================
Pro forma                                                     $   (0.08)               $   (0.06)
=================================================================================================

SIX MONTH PERIODS ENDED DECEMBER 31,                              2003                    2002
-------------------------------------------------------------------------------------------------
Net loss:
  As reported                                               $(2,198,668)             $(1,077,042)
  Stock-based employee compensation costs                      (308,146)                (430,290)
-------------------------------------------------------------------------------------------------
Pro forma                                                   $(2,506,814)             $(1,507,332)
=================================================================================================

Loss per share:
  As reported                                               $     (0.18)             $     (0.09)
=================================================================================================
Pro forma                                                   $     (0.21)             $     (0.13)
=================================================================================================


The estimated grant date present value reflected in the above table is determined using the Black-Scholes model. The material factors incorporated in the Black-Scholes model in estimating the value of the options reflected in the above table for the three and six-month periods ended December 31, 2003 and 2002 include the following: (i) an exercise price equal to the fair market value of the underlying stock on the dates of grant; (ii) an option term of 5 and 10 years; (iii) a risk-free rate range of 3.80% to 4.24% and 3.00% to 4.22%, respectively, that represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term; (iv) volatility of 147.83%; and (v) no annualized dividends paid with respect to a share of Common Stock at the date of grant. The ultimate values of the options will depend on the future price of the Company's Common Stock, which cannot be forecast with reasonable accuracy.

NOTE 4 - SIGNIFICANT EVENTS:

     In connection with the one-year financial advisory agreement entered into by the Company with Sands Brothers International Ltd. ("Sands Brothers") in September 2003, Sands Brothers was issued a five-year warrant to purchase 237,600 shares of the Company's Common Stock at an exercise price equal to $3.59 per share. During the six-month period ended December 31, 2003, the Company recorded stock-based compensation in the amount of $843,480 related to the issuance of such warrant.

     On December 15, 2003, the Board unanimously approved and the Company subsequently granted, effective December 16, 2003: (i) options under the 1998 Stock Incentive Plan, as amended (the "Plan"), to purchase an aggregate of 85,000 shares of Common Stock to certain members of the Board at an exercise price equal to $3.15 per share, with one-half of such options exercisable on the date of grant and one-half of such options becoming exercisable on the first anniversary from the date of grant; (ii) options under the Plan to purchase an aggregate of 130,000 shares of Common Stock to the members of the Company's Scientific Advisory Board, certain research consultants and executive officers of the Company, at an exercise price equal to $3.15 per share, with one-third of such options exercisable on the date of grant and one-third of such options becoming exercisable on each of the first and second anniversaries from the date of grant; and (iii) a warrant to purchase 20,000 shares of Common Stock to Forbes, Inc. at an exercise price equal to $3.15 per share, with one-third of such options exercisable on the date of grant and one-third of such options becoming exercisable on each of the first and second anniversaries from the date of grant.

     Pursuant to the New Jersey Technology Tax Credit Transfer Program, the Company sold its entire New Jersey net operating loss tax benefit for the fiscal year ended June 30, 2002 in the amount of $105,720 and received net proceeds of $91,448.

NOTE 5 - SUBSEQUENT EVENT:

     In February 2004, the Company completed a private placement to certain accredited investors (the "Private Placement") for an aggregate amount of 1,536,922 shares of Common Stock and warrants to purchase 768,459 shares of Common Stock for the aggregate cash consideration of $3,642,500. The Private Placement offered units of one share of Common Stock and a five-year warrant to purchase 0.50 shares of Common Stock at a price equal to $2.37 per unit. The warrants were issued at an exercise price equal to $3.79 per share, with such warrants vesting on the date of grant. The estimated costs associated with the Private Placement totaled approximately $330,000. The Company did not engage a placement agent for the sale of such securities. In addition, the Company entered into a Registration Rights Agreement with these purchasers. The Registration Rights Agreement requires the Company to file a registration statement on Form S-3 for the shares by March 18, 2004, to register the securities acquired by the purchasers in the Private Placement. If the Company fails to file a registration statement by that date, it is required to pay to each purchaser in the Private Placement 1.5% of the aggregate purchase price paid by such purchaser.

     Sands Brothers and Stanford Group Company acted as co-managing finders of the Private Placement, and certain consultants to the Company provided financial advisory services in connection with the Private Placement. As consideration for their services to the Company, such finders were issued warrants to purchase an aggregate of 73,682 shares of Common Stock, on the same terms and conditions as the warrants issued to the purchasers in the Private Placement.

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

OVERVIEW

     We are a development stage biotechnology company whose mission is to utilize its patent-pending genes (primarily DHS and Factor 5A) to: (i) enhance the quality and productivity of fruits, flowers, vegetables and agronomic crops through the control of cell death in plants (senescence); and (ii) develop novel approaches to treat (A) programmed cell death diseases in humans (apoptosis) (e.g., rheumatoid arthritis, macular degeneration, glaucoma, and heart disease), which are the result of premature cell death in humans, and (B) cancer, a group of diseases in which apoptosis is blocked. Agricultural results to date include longer shelf life of perishable produce, increased seed and biomass yield and greater tolerance to environmental stress. Mammalian results to date include: determining the expression of our patent-pending genes in both ischemic and non-ischemic heart tissue; correlating such genes to certain key immune regulators known as cytokines that have been found to be involved in apoptosis; reducing cytokine induced apoptosis in human optic nerve cell lines and in epithelial cells of the intestine and reducing cytokine expression in human liver cell lines; and inducing apoptosis, while retarding cell proliferation, in human cancer cell lines derived from tumors.

     We do not expect to generate significant revenues for approximately the next two to three years, during which time we will engage in significant research and development efforts.

     We are currently working with lettuce, melon, tomato, canola, Arabidopsis (a model plant that is similar to canola), banana, alfalfa and certain species of trees, and have obtained proof of concept for the lipase, DHS and Factor 5A genes in several of these plants. Also, we have completed a first round of field trials of lettuce and bananas with our respective partners and are moving into a second round. These field trials have shown that our technology effectively reduces browning in cut lettuce and extends the shelf life of banana fruit by 100%. Near-term research and development initiatives include (i) silencing or reducing the expression of DHS and Factor 5A genes in these plants and (ii) propagation and testing of plants with our silenced genes. We have also completed our research and development initiative in carnation flower, which yielded a 100% increase in shelf life through the inhibition of the DHS reaction.

     Our preliminary research reveals that DHS and Factor 5A genes regulate apoptosis in animal and human cells. In humans, we have shown that Factor 5A encodes for proteins with similar structures but that serve different functions (isoforms). There are two different isoforms of Factor 5A: the apoptosis isoform, which causes cell death and the growth isoform, which causes cell proliferation.

     We believe that our technology downregulating the apoptosis isoforms of Factor 5A may have potential application as a means of controlling a broad range of diseases that are attributable to premature apoptosis. Apoptotic diseases include neurodegenerative diseases, retinal diseases, such as glaucoma and macular degeneration, heart disease, stroke, Crohn's disease and rheumatoid arthritis, among others. We have commenced pre-clinical research on diseased heart tissue as well as cell-line studies to determine Factor 5A's ability to regulate key inflammatory cytokines, including Interleukin-1, Interleukin-18 and TNF-a, which are indicated in numerous apoptotic diseases. In addition, we have initiated cell-line studies for applications of our technology to glaucoma, surface ocular diseases and cells of the intestines and on liver cell-lines. These preclinical tests have shown that Factor 5A appears to control expression of the suite of proteins required for apoptosis. Such proteins include p53, interleukins, caspases, tumor necrosis factor (TNF-alpha) and Interferon gamma. Expression of these cell death proteins is required for the execution of apoptosis.

     Conversely, we have also established in pre-clinical studies that apoptosis upregulation of the apoptosis Factor 5A gene is able to kill cancer cells. Tumors arise when cells that have been targeted to undergo apoptosis are unable to do so because of an inability to activate the apoptotic pathways. Because the Factor 5A gene appears to function at the initiation point of the apoptotic pathways, we believe that our gene technology has potential application as a means of combating a broad range of cancers and have initiated studies with in vivo cancer models to determine Factor 5A's ability to shrink human tumors grafted onto mice. In addition, we have also shown that suppression of the growth isoform of Factor 5A in cancer cells reduces proliferation of cancer cells. This will allow us to pursue cancer treatments which simultaneously cause cancer cells to die and not allow them to divide further.

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

WE HAVE A LIMITED OPERATING HISTORY AND HAVE INCURRED SUBSTANTIAL LOSSES AND EXPECT FUTURE LOSSES.

     We are a developmental stage biotechnology company with a limited operating history and limited assets and capital. We have incurred losses each year since inception and have an accumulated deficit of $11,695,327 at December 31, 2003. We have generated minimal revenues by licensing certain of our technology to companies willing to share in our development costs. However, our technology may not be ready for widespread commercialization for several years. We expect to continue to incur losses over the next two to three years because we anticipate that our expenditures on research and development, commercialization and administrative activities will significantly exceed our revenues during that period. We cannot predict when, if ever, we will become profitable.

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

WE OUTSOURCE ALL OF OUR RESEARCH AND DEVELOPMENT ACTIVITIES.

     We rely on third parties to perform all of our research and development activities. Our primary research and development efforts take place at the University of Waterloo in Ontario, Canada, where our technology was developed, at the University of Colorado, at two research hospitals in Canada, at Anawah, Inc., and with our commercial partners. At this time, we do not have the internal capabilities to perform our research and development activities. Accordingly, the failure of third-party research partners, such as the University of Waterloo, to perform under agreements entered into with us, or our failure to renew important research agreements with these third parties, would have a material adverse effect on our ability to develop and exploit our technology.

WE HAVE SIGNIFICANT FUTURE CAPITAL NEEDS.

     As of December 31, 2003, we had cash and highly-liquid investments valued at $1,582,062 and working capital of $1,217,546. In January 2004 and February 2004, we received aggregate net proceeds of approximately $3,300,000 from a private placement of our equity securities. Using our available reserves as of December 31, 2003 and the net proceeds from the private equity financing, we believe that we can operate according to our current business plan for at least the next twelve months. To date, we have generated minimal revenues and anticipate that our operating costs may exceed any revenues generated over the next several years. Therefore, we may be required to raise additional capital in the future in order to operate according to our current business plan, and such funding may not be available on favorable terms, if at all. In addition, in connection with such funding, if we need to issue more equity securities than our certificate of incorporation currently authorizes, or more than 20% of the shares of our common stock outstanding, we may need stockholder approval. If stockholder approval is not obtained or if adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. Investors may experience dilution in their investment from future offerings of our common stock. For example, if we raise additional capital by issuing equity securities, such an issuance would reduce the percentage ownership of existing stockholders. In addition, assuming the exercise of all options and warrants granted, as of December 31, 2003, we had 11,699,728 shares of common stock authorized but unissued, which may be issued from time to time by our board of directors without stockholder approval. In connection with our private placement of equity securities, in January 2004 and February 2004, we issued an aggregate of an additional 1,536,922 shares of common stock and warrants to purchase 842,141 shares of common stock. Therefore, assuming the exercise of all options and warrants granted as of February 13, 2004, we had 9,320,665 shares of common stock authorized but unissued, which may be issued from time to time by our board of directors without stockholder approval. Furthermore, we may need to issue securities that have rights, preferences and privileges senior to our common stock. Failure to obtain financing on acceptable terms would have a material adverse effect on our liquidity.

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

     As of December 31, 2003, our executive officers, directors and affiliated entities together beneficially own approximately 37.5% of the outstanding shares of our common stock, assuming the exercise of options and warrants which are currently exercisable, held by these stockholders. As of February 13, 2004, upon the closing of our private placement of equity securities, our executive officers, directors and affiliated entities together beneficially own approximately 35.5% of the outstanding shares of our common stock, assuming the exercise of options and warrants which are currently exercisable, held by these stockholders. As a result, these stockholders, acting together, will be able to exercise considerable influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

OUR STOCKHOLDERS MAY EXPERIENCE SUBSTANTIAL DILUTION AS A RESULT OF OUTSTANDING OPTIONS AND WARRANTS TO PURCHASE OUR COMMON STOCK.

     As of December 31, 2003, we have granted options outside of our stock option plan to purchase 10,000 shares of our common stock and outstanding warrants to purchase 4,358,194 shares of our common stock. In addition, as of December 31, 2003, we have reserved 3,000,000 shares of our common stock for issuance upon the exercise of options granted pursuant to our stock option plan, 1,946,000 of which have been granted and 1,054,000 of which may be granted in the future. As of February 13, 2004, upon the closing of our private placement of equity securities, we have outstanding warrants to purchase 5,135,961 shares of our common stock. The exercise of these options and warrants will result in dilution to our existing stockholders and could have a material adverse effect on our stock price.

SHARES ELIGIBLE FOR PUBLIC SALE.

     As of December 31, 2003, we had 11,992,179 shares of our common stock issued and outstanding, of which approximately 8,000,000 shares are registered pursuant to a registration statement on Form S-3, which was deemed effective on June 28, 2002, and the remainder of which are in the public float. In addition, we have registered 3,000,000 shares of our common stock underlying options granted or to be granted under our stock option plan. As of February 13, 2004, upon the closing of our private placement of equity securities, we had 13,593,475 shares of our common stock issued and outstanding. Pursuant to the terms of such equity offering, we are obligated to file a registration statement on Form S-3 by March 18, 2004 to register such shares of common stock. Consequently, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, may adversely affect the market price of our common stock.

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

LIQUIDITY AND CAPITAL RESOURCES

     OVERVIEW

     As of December 31, 2003, our cash balance and investments totaled $1,582,062, and we had working capital of $1,217,546. In addition, upon the closings of our private equity financing on January 16, 2004 and February 2, 2004, we received aggregate proceeds of $3,642,500. As of December 31, 2003, we had a federal tax loss carry-forward of approximately $8,583,000 and a state tax loss carry-forward of approximately $3,263,000 to offset future taxable income. There can be no assurance, however, that we will be able to take advantage of any or all of such tax loss carry-forwards, if at all, in future fiscal years.

     CONTRACTUAL OBLIGATIONS

     The following table lists our cash contractual obligations as of December 31, 2003:


-------------------------------------------------------------------------------------------------------------------
                                                                Payments Due by Period


      Contractual Obligations
-------------------------------------------------------------------------------------------------------------------
                                                        Less than                                       More than
                                         Total           1 year        1 - 3 years    4 - 5 years        5 years
-------------------------------------------------------------------------------------------------------------------
Research and Development
Agreements (1)                       $   280,000      $   280,000      $        --    $       --        $     --
-------------------------------------------------------------------------------------------------------------------
Facility, Rent and
Operating Leases (2)                 $    79,464      $    34,056      $    45,408    $       --        $     --
-------------------------------------------------------------------------------------------------------------------
Employment, Consulting
and Scientific Advisory
Board Agreements (3)                 $   627,416      $   437,083      $   190,333    $       --        $     --
===================================================================================================================
Total Contractual
Cash Obligations                     $   986,880      $   751,139      $   235,741    $       --        $     --
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

     In February 2004, we completed a private placement to certain accredited investors for an aggregate amount of 1,536,922 shares of common stock and warrants to purchase 768,459 shares of common stock for the aggregate cash consideration of $3,642,500. The private placement offered units of one share of common stock and a five-year warrant to purchase 0.50 shares of common stock at a price equal to $2.37 per unit. The warrant was offered with an exercise price equal to $3.79 per share, with such warrant vesting on the date of grant. The estimated costs associated with the private placement totaled approximately $330,000.

     Pursuant to the New Jersey Technology Tax Credit Transfer Program, the Company sold its entire New Jersey net operating loss tax benefit for the fiscal year ended June 30, 2002 in the amount of $105,720 and received net proceeds of $91,448.

     We anticipate that, based upon our current cash and investments, we will be able to fund operations for at least the next twelve months. Over the next twelve months, we plan to fund our research and development and commercialization activities by (i) utilizing our current cash balance and investments, (ii) achieving some of the milestones set forth in our current licensing agreements, and (iii) through the execution of additional licensing agreements for our technology.

CHANGES TO CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003. There have been no changes to such critical accounting policies and estimates.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2003 and Three Months Ended December 31, 2002
-----------------------------------------------------------------------------

     We had no revenue during the three-month periods ended December 31, 2003 and December 31, 2002.

     Operating expenses consist of general and administrative expenses, research and development expenses and stock-based compensation. Operating expenses for the three-month periods ended December 31, 2003 and December 31, 2002 were $898,671 and $712,089, respectively, an increase of $186,582, or 26.2%. This increase in operating expenses was primarily the result of an increase in stock-based compensation, research and development expenses, and other general and administrative expenses.

     General and administrative expenses consist primarily of stock-based compensation and other general and administrative costs, which include payroll and benefits, professional services, investor relations, office rent and corporate insurance. General and administrative expenses for the three-month periods ended December 31, 2003 and December 31, 2002 were $597,527 and $496,286, respectively, an increase of $101,241, or 20.4%. This increase was primarily the result of an increase in stock-based compensation related to the issuance and vesting of stock options and warrants as well as an increase in other general and administrative expenses, investor relations expenses and corporate insurance, which were mostly offset by a decrease in payroll and benefits, and professional fees.

                                                 Three months ended December 31,
                                                       2003               2002
                                                       ----               ----

Stock-based compensation                          $   189,740         $   97,497
Other general and administrative expenses             407,787            398,789
                                                  -----------         ----------

       Total general and administrative expenses  $   597,527         $  496,286
                                                  ===========         ==========

The increase in stock-based compensation was primarily the result of an increase in the number of options and warrants that became exercisable during the three-month period ended December 31, 2003 as well as an increase in the Black-Scholes valuation of each option and warrant becoming exercisable during the three-month period ended December 31, 2003. The increase in other general and administrative expenses was primarily the result of an increase in investor relations expenses and insurance, which was mostly offset by a decrease in professional fees and payroll and benefits. The increase in investor relations expenses during the three-month period ended December 31, 2003 was primarily the result of an increase in financial consulting costs. Insurance costs increased during the three-month period ended December 31, 2003 primarily because we increased the policy limit on our directors' and officers' liability insurance policy. Professional fees decreased during the three-month period ended December 31, 2003, primarily as a result of a decrease in legal fees related to the preparation of our proxy and Form 10-QSB. Payroll and benefits decreased during the three-month period ended December 31, 2003, primarily as a result of the termination of an employee in June 2003.

     Research and development expenses consist primarily of fees associated with a research and development agreement with the University of Waterloo, costs associated with the research being performed at the University of Colorado, amortization of the initial fee in connection with a research agreement with Anawah, Inc., consulting fees to the Scientific Advisory Board and other consultants and stock-based compensation. Research and development expenses for the three-month periods ended December 31, 2003 and December 31, 2002 were $301,144 and $215,803, respectively, an increase of $85,341, or 39.5%. This increase was primarily the result of an increase in stock-based compensation as well as an increase in the research and development costs incurred in connection with the expanded research undertaken by the University of Waterloo and the implementation of our mammalian cell research programs.

                                                 Three months ended December 31,
                                                      2003               2002
                                                      ----               ----

Stock-based compensation                          $   51,668          $     --
Other research and development expenses              249,476             215,803
                                                  ----------          ----------

Total research and development expenses           $  301,144          $  215,803
                                                  ==========          ==========


Six Months Ended December 31, 2003 and Six Months Ended December 31, 2002
-------------------------------------------------------------------------

     We had no revenue during the six-month periods ended December 31, 2003 and December 31, 2002.

     Operating expenses for the six-month periods ended December 31, 2003 and December 31, 2002 were $2,310,064 and $1,259,277, respectively, an increase of $1,050,787, or 83.4%. This increase in operating expenses was primarily the result of an increase in stock-based compensation and research and development expenses, partially offset by a decrease in other general and administrative expenses.

     General and administrative expenses for the six-month periods ended December 31, 2003 and December 31, 2002 were $1,736,919 and $884,310, respectively, an increase of $852,609, or 96.4%. This increase was primarily the result of an increase in stock-based compensation related to the issuance and vesting of stock options and warrants which was partially offset by a decrease in other general and administrative expenses.

                                                  Six months ended December 31,
                                                   2003                   2002
                                                   ----                   ----

Stock-based compensation                     $  1,033,220            $   122,297
Other general and administrative expenses         703,699                762,013
                                             ------------            -----------

Total general and administrative expenses    $  1,736,919            $   884,310
                                             ============            ===========

     The increase in stock-based compensation was primarily the result of a warrant being granted, in connection with a financial advisory agreement, to a financial advisor during the six-month period ended December 31, 2003. The decrease in other general and administrative expenses was primarily from a decrease in professional fees and payroll, which was partially offset by an increase in investor relations expenses and corporate insurance. Professional fees decreased during the six-month period ended December 31, 2003, primarily as a result of a decrease in legal fees. During the six-month period ended December 31, 2002, we had incurred additional professional fees related to our filing of registration statements with the Securities and Exchange Commission on Forms S-3 and S-8 as well as a decrease in professional fees associated with our Form 10-KSB and proxy statement. Payroll and benefits decreased during the six-month period ended December 31, 2003, primarily as a result of the termination of an employee in June 2003. The increase in investor relations expenses during the six-month period ended December 31, 2003, was primarily the result of an increase in financial consulting costs. Insurance costs increased during the six-month period ended December 31, 2003 primarily because we increased the policy limit on our directors' and officers' liability insurance policy.

     Research and development expenses for the six-month periods ended December 31, 2003 and December 31, 2002 were $573,145 and $374,967, respectively, an increase of $198,178, or 52.9%. This increase was primarily the result of an increase in stock-based compensation as well as an increase in the research and development costs incurred in connection with the expanded research undertaken by the University of Waterloo, the implementation of our mammalian cell research programs and the implementation of new plant research being conducted in connection with the agreement with Anawah, Inc.

                                                   Six months ended December 31,
                                                     2003                2002
                                                     ----                ----

Stock-based compensation                       $    51,668           $    14,880
Other research and development expenses            521,477               360,087
                                               -----------           -----------

Total research and development expenses        $   573,145           $   374,967
                                               ===========           ===========


Period From Inception on July 1, 1998 through December 31, 2003
---------------------------------------------------------------

     From inception of operations on July 1, 1998 through December 31, 2003, we had revenues of $210,000, which consisted of the initial license fees in connection with our various development and license agreements.

     We have incurred losses each year since inception and have an accumulated deficit of $11,695,327 at December 31, 2003. We expect to continue to incur losses as a result of expenditures on research, product development and administrative activities.

ITEM 3.  CONTROLS AND PROCEDURES.

     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange
Act) as of December 31, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2003, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.


                           PART II. OTHER INFORMATION.
                           --------------------------

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

     During the three months ended December 31, 2003, options and warrants to purchase an aggregate of 112,134 shares of our common stock were exercised for a total aggregate proceeds of $195,024.

     On December 15, 2003, our Board of Directors unanimously approved and we subsequently granted, effective December 16, 2003: (i) options under the our stock option plan to purchase an aggregate of 85,000 shares of common stock to certain members of the Board of Directors at an exercise price equal to $3.15 per share, with one-half of such options exercisable on the date of grant and one-half of such options becoming exercisable on the first anniversary from the date of grant; (ii) options under our stock option plan to purchase an aggregate of 130,000 shares of common stock to the members of our Scientific Advisory Board, certain research consultants and executive officers of our Company, at an exercise price equal to $3.15 per share, with one-third of such options exercisable on the date of grant and one-third of such options becoming exercisable on each of the first and second anniversaries from the date of grant; and (iii) a warrant to purchase 20,000 shares of common stock to Forbes, Inc. at an exercise price equal to $3.15 per share, with one-third of such options exercisable on the date of grant and one-third of such options becoming exercisable on each of the first and second anniversaries from the date of grant.

     In February 2004, we completed a private placement to certain accredited investors for an aggregate amount of 1,536,922 shares of common stock and warrants to purchase 768,459 shares of common stock for the aggregate cash consideration of $3,642,500. The private placement offered units of one share of common stock and a five-year warrant to purchase 0.35 shares of common stock at a price equal to $2.37 per unit. The warrants were issued at an exercise price equal to $3.79 per share, with such warrants vesting on the date of grant. The estimated costs associated with the private placement totaled approximately $330,000. We did not engage a placement agent for the sale of such securities. In addition, we entered into a registration rights agreement with these purchasers. The registration rights agreement requires us to file a registration statement on Form S-3 by March 18, 2004, to register the securities acquired by the purchasers in the private placement. If we fail to file a registration statement by that date, we are required to pay to each purchaser 1.5% of the aggregate purchase price paid by such purchaser.

     Sands Brothers and Stanford Group Company acted as co-managing finders of such private placement and certain consultants provided financial advisory services in connection with such private placement. As consideration for their services, we issued warrants to such finders to purchase an aggregate of 73,682 shares of our common stock, on the same terms and conditions as the warrants issued to the purchasers in the private placement.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        (a) Our annual meeting of stockholders was held on December 15, 2003.

        (b) The following is a complete list of our current directors, each of whom was elected to a one-year term at the meeting, and whose term of office continued after the meeting.

            Ruedi Stalder
            Bruce C. Galton
            John E. Thompson, Ph.D.
            Christopher Forbes
            Thomas C. Quick
            David Rector
            John Braca

        (c) There were 7,637,502 shares of common stock present at the meeting in person or by proxy, out of a total number of 11,887,979 shares of common stock issued and outstanding and entitled to vote at the meeting.

            The proposals and results of the vote of the stockholders taken at the meeting by ballot and by proxy as solicited by us on behalf of our Board of Directors were as follows:

     (A) For the election of the nominees for our Board of Directors:

              Nominee                   For         Against          Withheld
         -----------------------    -----------     -------         -----------

         Ruedi Stalder               7,637,222        280               -
         Bruce C. Galton             7,637,222        280               -
         John E. Thompson, Ph.       7,637,222        280               -
         Christopher Forbes          7,637,222        280               -
         Thomas C. Quick             7,637,222        280               -
         David Rector                7,637,222        280               -
         John Braca                  7,637,222        280               -

     (D) For the proposal to ratify the appointment of Goldstein Golub and Kessler, LLP as our independent auditors for the fiscal year ending June 30, 2004:

               For                   Against                Abstain
         ---------------        ----------------         -------------

           7,614,592                  4,000                 18,910



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

         4.1 Form of Warrant issued to certain accredited investors (with attached schedule of parties and terms thereto). Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, filed on February 3, 2004.

        10.1*       Investment Banking Agreement dated November 28, 2003, by and
                    between   Senesco   Technologies,   Inc.,   Sands   Brothers
                    International Ltd. and Stanford Group Company.

        10.2* Research Agreement dated November 6, 2003, by and among University Health Network, Dr. Fei-Fei Liu and the Company.

        10.3 Form of Securities Purchase Agreement by and between the Company and certain accredited investors (with attached schedule of parties and terms thereto). Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on February 3, 2004.

        10.4 Form of Registration Rights Agreement by and between the Company and certain accredited investors (with attached schedule of parties and terms thereto). Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed on February 3, 2004.

        10.5 Amendment No. 1 to the Securities Purchase Agreement by and between the Company and Crestview Capital Master, L.L.C. Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on February 13, 2004.

        10.6 Amendment No. 1 to the Registration Rights Agreement by and between the Company and Crestview Capital Master, L.L.C. Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed on February 13, 2004.

        31.1*       Certification  of principal  executive  officer  pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2* Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1*       Certification  of principal  executive  officer  pursuant to
                    Section  906 of the  Sarbanes-Oxley  Act of 2002,  18 U.S.C.
                    1350.

        32.2* Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

     (b) Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K on February 3, 2004, which included as exhibits thereto the Securities Purchase Agreement and Registration Rights Agreement.

     The Company filed a Current Report on Form 8-K on February 13, 2004, which included as exhibits thereto Amendment No. 1 to the Securities Purchase Agreement and Amendment No. 1 to the Registration Rights Agreement.

*  Filed herewith.

                                   SIGNATURES



     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SENESCO TECHNOLOGIES, INC.


DATE:  February 17, 2004         By:  /s/ Bruce C. Galton
                                    --------------------------------------------
                                    Bruce C. Galton, President
                                    and Chief Executive Officer
                                    (Principal Executive Officer)



DATE:  February 17, 2004         By:  /s/ Joel Brooks
                                    --------------------------------------------
                                    Joel Brooks, Chief Financial Officer
                                    and Treasurer
                                    (Principal Financial and Accounting Officer)