Form 10KSB
period 2004-06-30
SENESCO TECHNOLOGIES INC
filed 2004-09-28
CIK 1035354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒                                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2004

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                        to

Commission File No. 001-31326

SENESCO TECHNOLOGIES, INC.

(Name of Small Business Issuer as Specified in Its Charter)

Delaware	84-1368850
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

303 George Street, Suite 420, New Brunswick, New Jersey	08901
(Address of Principal Executive Offices)	(Zip Code)

(732) 296-8400
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 par value per share.	American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:

None.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes:     ☒                            No:     ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer’s revenues for fiscal year ended June 30, 2004:  $16,667

State the aggregate market value of the voting common stock held by non-affiliates of the Registrant: $25,033,214 at September 20, 2004 based on the closing sales price on that date.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of September 20, 2004:

Class	Number of Shares

Common Stock, $0.01 par value	13,787,750

Transitional Small Business Disclosure Format:

Yes:     ☐                            No:     ☒

The following documents are incorporated by reference into the Annual Report on Form 10-KSB:  Portions of the registrant’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

TABLE OF CONTENTS

Item

PART I	1.	Business

	2.	Properties

	3.	Legal Proceedings

	4.	Submission of Matters to a Vote of Security Holders

PART II	5.	Market for Our Common Equity and Related Stockholder Matters

	6.	Management’s Discussion and Analysis or Plan of Operation

	7.	Financial Statements

	8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

	8A.	Controls and Procedures

PART III	9.	Directors and Executive Officers

	10.	Executive Compensation

	11.	Security Ownership of Certain Beneficial Owners and Management

	12.	Certain Relationships and Related Transactions

	13.	Exhibits, List and Reports on Form 8-K

	14.	Principal Accountant Fees and Services

SIGNATURES

EXHIBIT INDEX

FINANCIAL STATEMENTS

i

PART I

Item 1.                                                           Business.

Our Business

The primary business of Senesco Technologies, Inc., a Delaware corporation incorporated in 1999, and its wholly-owned subsidiary, Senesco, Inc., a New Jersey corporation incorporated in 1998, collectively referred to as “Senesco,” “we,” “us” or “our,” is the research, development and commercial exploitation of a potentially significant platform technology involving the identification and characterization of genes that we believe control the programmed cell death of plant cells, also known as senescence, and human cells, also known as apoptosis.

Agricultural Applications

Our technology goals for agricultural applications are to enhance the quality and productivity of fruits, flowers, vegetables and agronomic crops by:

•                  extending the shelf life of perishable plant products;

•                  producing larger and leafier crops;

•                  increasing yield in horticultural and agronomic crops; and

•                  reducing the harmful effects of environmental stress and disease.

Senescence is the natural aging of plant tissues.  Loss of cellular membrane integrity is an early event during the senescence of all plant tissues that prompts the deterioration of fresh flowers, fruits and vegetables.  A decline in cell function ensues, leading to deterioration and eventual death, or spoilage, of the tissue.  A delay in senescence increases shelf life and extends the plant’s growth timeframe, which allows the plant to devote more time to the photosynthetic process.  We have shown that the additional energy gained during this period leads directly to increased seed and starch production, and therefore increases crop yield.  Seed production is a vital agricultural function.  For example, oil-bearing crops store oil in their seeds.  We have also shown that this reduction in premature senescence leads to larger plants, with increased biomass, and more leafy crops.  Most recently, we have demonstrated that reducing premature senescence results in crops which exhibit increased resilience to water deprivation and salt stress and require less fertilizer.  These crops may ultimately be more cost effective due to reduced loss in the field and less time spent on crop management.

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

We are currently working with lettuce, melon, turfgrass, tomato, canola, Arabidopsis, a model plant that produces oil in a manner similar to canola, banana, alfalfa and certain species of trees and bedding plants, and we have obtained proof of concept for the lipase, DHS and Factor 5A genes in several of these plants.  Our near-term research and development initiatives include silencing or reducing the expression of DHS and Factor 5A genes in these plants and propagation and testing of plants with our silenced genes.  Also, we have ongoing lettuce and banana field trials with our respective partners.  The first round of these field trials showed that our technology effectively reduces browning in cut lettuce and extends the shelf life of banana fruit by up to 100%.

Human Health Applications

Inhibiting Apoptosis

We have also isolated the DHS and Factor 5A genes in human cells.  Our preliminary research reveals that these genes regulate apoptosis in mammalian, including human, cells.  Our data has led us to believe that our technology has potential application as a means of controlling a broad range of diseases that are attributable to premature apoptosis. Apoptotic diseases include neurodegenerative diseases, ocular diseases, such as glaucoma and macular degeneration, heart disease, stroke and rheumatoid arthritis, among others.

We have commenced pre-clinical research on diseased heart tissue as well as cell-line studies to determine Factor 5A’s ability to regulate key inflammatory cytokines and receptors, including Interferon gamma, Interleukin-1, Interleukin-18 and tumor necrosis factor alpha, or TNF-a, which are implicated in numerous apoptotic diseases.  In addition, we have initiated cell-line studies for applications of our technology to glaucoma, intestines and liver cells.  These preclinical tests have shown that Factor 5A appears to control expression of the suite of proteins required for apoptosis.

These proteins required for cell death include p53, interleukins, caspases, and TNF-a. Expression of these cell death proteins is required for the execution of apoptosis.  We have found that blocking Factor 5A by treatment with small inhibitory RNA, or siRNA, inhibits the expression of p53, a major cell death transcription factor that in turn controls the formation of a suite of other cell death proteins.  In addition, down-regulation of Factor 5A up-regulates Bcl-2, a major suppressor of apoptosis.  Blocking Factor 5A also reduces the number of cells undergoing apoptosis.  These data were collected in tests in human lamina cribrosa cells grown from human optic nerve heads and from human intestinal epithelial cells.  The use of primary human cells and cell lines has direct application to development of treatments for both glaucoma and inflammatory bowel disease.  By inhibiting Factor 5A, we were able to reduce TNF-a induced apoptosis by 80% in lamina cribrosa cells.  TNF-a is strongly upregulated in the optic nerve head of the glaucomatous eye, and TNF-a induced apoptosis appears to be an important determinant of the progressive neurodegeneration characteristic of glaucoma. Thus, inhibition of

TNF-a induced apoptosis may reduce damage to the optic nerve during glaucoma.  Crohn’s disease can lead to apoptosis of intestinal epithelial cells and destruction of the lining of the bowel through production of cytokines, such as TNF-a.  We have found that inhibition of Factor 5A in a human intestinal epithelial cell line not only protects these cells from cytokine induced apoptosis, but it also decreases production of TNF-a protein by 90%.  This dual effect of our inhibitor of Factor 5A indicates that it could have therapeutic potential for patients suffering from inflammatory bowel disorders, such as Crohn’s disease and ulcerative colitis.

In addition to this in vitro work, two pre-clinical mouse studies showed a reduction of inflammation and general protection of the immune system.  In the first experiment, we pretreated mice intranasally with an inhibitor of Factor 5A and then introduced lipopolysaccharide, or LPS, a toxic agent that triggers inflammation through the immune system in response to bacterial infections. The mice that had been pretreated with the inhibitor of Factor 5A had approximately 90% lower levels of myeloperoxidase, or MPO, in their lung tissue, showing that inflammation of the lung was correspondingly reduced.  MPO is a marker of inflammation and has been associated with inflammatory disease of organs such as the heart, lungs and bowels.  Additionally, in the second experiment, we similarly pretreated mice with an inhibitor of Factor 5A and introduced LPS to induce inflammation and an immune system response. Under control conditions, LPS kills thymocytes, which are important immune system precursor cells created in the thymus to fend off infection. Senesco’s technology allowed for approximately 90% greater survival of these thymocytes in the presence of LPS.

Accelerating Apoptosis

Conversely, we have also established in pre-clinical studies that our apoptosis Factor 5A gene is able to kill cancer cells. Tumors arise when cells that have been targeted to undergo apoptosis are unable to do so because of an inability to activate the apoptotic pathways. When our apoptosis Factor 5A gene was introduced into RKO cells, a cell line derived from human carcinoma and COS-7 cells, an immortal, cancer-like cell line from monkeys, virtually all cells expressing the Factor 5A gene underwent apoptosis. Moreover, just as the senescence Factor 5A gene appears to facilitate expression of the entire suite of genes required for programmed cell death in plants, the apoptosis Factor 5A gene appears to regulate expression of a suite of genes required for programmed cell death in mammals.  For example, over-expression of apoptosis Factor 5A up regulates p53, an important tumor suppressor gene that promotes apoptosis in cells with damaged DNA and also down-regulates Bcl-2, a suppressor of apoptosis.  Because the Factor 5A gene appears to function at the initiation point of the apoptotic pathways, we believe that our gene technology has potential application as a means of combating a broad range of cancers.  We believe that our data in a mouse cancer model supports this theory.  Preclinical studies using mice with the same genetic defect that causes lung cancer in humans showed that we can induce apoptosis in cancerous cells while leaving healthy cells unaffected.  Factor 5A was injected into the blood stream of the mice, and the lung tissue was subsequently analyzed for apoptosis. The data show that the lung tumor cells were specifically targeted to undergo cell death while the surrounding healthy tissue was unaffected. There was no evidence of systemic toxicity in the mice as evidenced by no weight loss, mortality or any signs of abnormal apoptosis in any of the vital organs.  We are now undertaking pre-clinical studies to ensure that systemically administered Factor 5A is non-toxic.

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

In November 2001, we entered into a worldwide exclusive development and license agreement with the Harris Moran Seed Company, referred to herein as the Harris Moran License, to commercialize our technology in lettuce and certain melons for an indefinite term, unless terminated by either party pursuant to the terms of the agreement.  To date, the development steps performed by Harris Moran and us have all been completed on schedule in accordance with the protocol set forth in the Harris Moran License.  There has been extensive characterization of our genes in lettuce in a laboratory setting. The initial lab work has produced genetically modified seed under greenhouse containment, which has been followed by substantial field trials for evaluation.  These field trials represent a vital step in the process necessary to develop a commercial product, and we believe that these field trials have yielded data sufficient to initiate contact with potential marketing partners.  Harris Moran has undertaken additional field trials of our technology in calendar 2003 and calendar 2004.

In June 2002, we entered into a three-year worldwide exclusive development and option agreement with ArborGen, LLC, referred to herein as the ArborGen Agreement, to develop our technology in certain species of trees.  The ArborGen Agreement also grants ArborGen an option to acquire an exclusive worldwide license to commercialize our technology in various other forestry products.  To date, the research being conducted by ArborGen has proceeded according to schedule.  ArborGen has seen promising positive growth responses in greenhouse-grown trees.  These initial greenhouse data led to the initiation of field trials by ArborGen in the second half of calendar 2004.

In September 2002, we entered into an exclusive development and license agreement with Cal/West Seeds, referred to herein as the Cal/West License, to commercialize our technology in certain varieties of alfalfa.  The Cal/West License will continue until the expiration of the patents set forth in the agreement, unless terminated earlier by either party pursuant to the terms of the agreement.  The Cal/West License also grants Cal/West an exclusive option to develop our technology in various other forage crops.  The Cal/West development effort expects to incorporate our technology into their alfalfa plants by the spring of calendar 2005.  Further greenhouse trait analysis will take place for the remainder of calendar 2004, with planned field trials beginning in the spring of calendar 2005.

In October 2002, we entered into a non-exclusive sales representative agreement to market and promote our technology in the People’s Republic of China.  Under the terms of the agreement, we will pay a commission to the sales representative based on a percentage of any gross license fees we may receive.  With the assistance of the sales representative, in November 2002, we executed a non-binding letter of intent with the Tianjin Academy of Agricultural

Sciences for the exclusive use of our technology in a large variety of fruit and vegetable crops in China.  Discussions have been held with representatives of the Academy as well as government representatives from the city of Tianjin and from the central government of China.  We have also initiated discussions with several Asian biotechnology companies.  Such a company would be necessary to secure the financing for the proposed agreement with the Academy and to commercialize the seeds developed with our technology under the proposed license.  Because of the number of crops the Academy has expressed interest in, the letter of intent called for significant licensing and milestone fees to be paid to us by a commercial partner if the project were successful.  The size of the proposed financial terms in the letter of intent have made attracting such a commercial partner difficult.  As such, ongoing discussions with the Academy have been focused on possibly reducing the number of crops selected so that financial terms may be restructured.  Additionally, discussions with some of these companies have focused on direct licensing opportunities that would not include the Academy.

In March 2004, we entered into an exclusive development and license agreement with The Scotts Company, referred to herein as the Scotts Agreement, to commercialize our technology in turfgrass and certain species of bedding plants.  Scotts is working on incorporating our technology to enhance a variety of traits in these plants, including environmental stress resistance, disease resistance and enhanced bloom properties.

Human Health Target Markets

We believe that our gene technology could have broad applicability in the human health field, by either inhibiting or accelerating apoptosis.  Inhibiting apoptosis may be useful in preventing or treating a wide range of inflammatory and ischemic diseases attributed to premature apoptosis, including heart disease, arthritis, ocular diseases, such as glaucoma and macular degeneration, and neurodegenerative diseases among others.  Accelerating apoptosis may be useful in treating certain forms of cancer because the body’s immune system is not able to force cancerous cells to undergo apoptosis.

Competition

Competitors that are presently attempting to distribute their technology have generally utilized one of the following distribution channels:

•                  licensing technology to major marketing and distribution partners;

•                  entering into strategic alliances; or

•                  developing in-house production and marketing capabilities.

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

There are many large and development stage companies working in the field of apoptosis research including: Amgen; Centocor; Genzyme; OSI Pharmaceuticals, Inc.; Idun Pharmaceuticals; Novartis; Introgen Therapeutics, Inc.; Genta, Inc.; and Vertex Pharmaceuticals, Inc.

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

We plan to employ the same partnering strategy in both the human health and agricultural target markets.  Our preclinical research has yielded data that we have presented to various biopharmaceutical companies that may be prospective licensees for the development and marketing of potential applications of our technology.

Research Program

Our subsequent research and development initiatives include: (i) further developing the DHS and Factor 5A gene technology in lettuce, melon and banana, and implementing the technology in a variety of other commercially important agricultural crops such as oil seed crops, turfgrass, bedding plants, tomato, alfalfa and trees; (ii) testing the resultant crops for new beneficial traits such as increased yield and increased tolerance to environmental stress; and (iii) assessing the role of the DHS and Factor 5A genes in human diseases through the accumulation of additional data from pre-clinical experiments with cell lines, mammalian tissue and animal models. Our strategy for agriculture focuses on various plants to allow flexibility that will accommodate different plant reproduction strategies among the different sectors of the broad agricultural and horticultural markets.

Our research and development is performed by third party researchers at our direction, pursuant to various research and license agreements.  The primary research and development effort, which is performed by approximately 24 researchers that are funded in whole or in part by us, takes place at the University of Waterloo in Ontario, Canada, where the technology was discovered, the University of Colorado and two research hospitals in Toronto, Ontario. Additional research and development is performed by our partners in connection with the Harris Moran License, the Scotts Agreement, the ArborGen Agreement, the Cal/West License and the Anawah Agreement, referenced below, and through the Rahan Joint Venture, referenced below.

Joint Venture

On May 14, 1999, we entered into a joint venture agreement with Rahan Meristem Ltd., or Rahan Meristem, an Israeli company engaged in the worldwide export marketing of banana germplasm, referred to herein as the Rahan Joint Venture.  Rahan Meristem accounts for approximately 10% of the worldwide export of banana seedlings.  We have contributed, by way of a limited, exclusive, worldwide license to the Rahan Joint Venture, access to our technology, discoveries, inventions and know-how, whether patentable or otherwise, pertaining to plant genes and their cognate expressed proteins that are induced during senescence for the purpose of developing, on a joint basis, genetically enhanced banana plants which will result in a banana that has a longer shelf life.  Rahan Meristem has contributed its technology, inventions and know-how with respect to banana plants.  Rahan Meristem and Senesco equally own the Rahan Joint Venture.

The Rahan Joint Venture applied for and received a conditional grant that totals approximately $340,000, which constitutes 50% of the Rahan Joint Venture’s research and development budget over the five-year period, ending on May 31, 2005, from the Israel - U.S. Binational Research and Development Foundation, or BIRD Foundation, referred to herein as the BIRD Grant.  Such grant, along with certain royalty payments, shall only be repaid to the BIRD Foundation upon the commercial success of the Rahan Joint Venture’s technology. The commercial success is measured based upon certain benchmarks and/or milestones achieved by the Rahan Joint Venture.  The Rahan Joint Venture reports these benchmarks periodically to the BIRD Foundation.

All aspects of the Rahan Joint Venture’s research and development initiative are proceeding on time, or are ahead of the original schedule laid out at the inception of the Rahan Joint Venture.  Both the DHS and lipase genes have been identified and isolated in banana, and the Rahan Joint Venture is currently in the process of silencing these genes.  The resultant plants are being tested in field trials to assess extended shelf life of banana fruit and enhanced tolerance to environmental stress and disease.  The two Israeli field trials indicated that Senesco’s proprietary technology extends the shelf life of the banana fruit up to 100%, while allowing the banana fruit to ripen normally.  In addition, we believe that these field trials have yielded data sufficient to initiate contact with potential marketing partners.

Consistent with our commercialization strategy, we intend to attract other companies interested in strategic partnerships, joint ventures or licensing our technology.  The Harris Moran License, the ArborGen Agreement, the Cal/West License and the Rahan Joint Venture are the first successes toward the execution of our strategy.

Intellectual Property

Research and Development

The inventor of our technology, John E. Thompson, Ph.D., is the Associate Vice-President, Research and former Dean of Science at the University of Waterloo in Ontario, Canada, and is our Executive Vice President and Chief Scientific Officer.  Dr. Thompson is also one of our directors and owns 4.2% of the outstanding shares of our common stock, $0.01 par value, as of June 30, 2004.  On September 1, 1998, we entered into, and subsequently have extended, a research and development agreement with the University of Waterloo and Dr. Thompson as the principal inventor, referred to herein as the First Research and Development Agreement.  The First Research and Development Agreement is currently set to expire on August 31, 2006.  Also, effective May 1, 2002, we entered into another research and development agreement, for a period of one year, with the University of Waterloo and Dr. Thompson, referred to herein as the Second Research and Development Agreement.  The First Research and Development Agreement and the Second Research and Development Agreement are collectively referred to herein as the Research and Development Agreements.  The Research and Development Agreements provide that the University of Waterloo will perform research and development under our direction, and we will pay for the cost of this work and make certain payments to the University of Waterloo.  In return for payments made under the Research and Development Agreements, we have all rights to the intellectual property derived from the research.

Effective May 1, 1999, we entered into a consulting agreement for research and development with Dr. Thompson.  On July 1, 2001, we renewed the consulting agreement with Dr. Thompson for an additional three-year term as provided for under the terms and conditions of the agreement.  On July 1, 2004, the agreement automatically renewed for an additional three-year term.  In July 2004, Richard Dondero was hired as our Vice President of Research and Development allowing Dr. Thompson to become our Chief Scientific Officer.

In September 2002, we entered into an exclusive worldwide collaboration agreement with Anawah, Inc., formerly Tilligen, Inc., referred to herein as the Anawah Agreement, to establish a research alliance to develop and commercialize certain genetically enhanced species of produce.  Under the Anawah Agreement, Anawah will license its proprietary technology to us and will also perform certain transformation functions in order to develop seeds in certain species of produce that have been enhanced with our technology.  The Anawah Agreement will continue until the expiration of the patents set forth in the agreement, unless terminated earlier by either party pursuant to the terms of the agreement.

Our research and development expenses incurred on human health applications were approximately 43% for the fiscal year ended June 30, 2004 and approximately 47% for the fiscal year ended June 30, 2003.  Since our inception the proportion of research and development expenses on human health applications has increased, as compared to plant applications.  This change is primarily due to the fact that our research focus on human health has increased and some of our research costs for plant applications have shifted to our research partners.

Our future research and development program focuses on the discovery and development of certain gene technologies which intend to extend shelf life and to confer other positive traits on fruits, flowers, vegetables and agronomic row crops and on expanding our mammalian research programs.  Over the next twelve months, we plan to continue the following research and development initiatives:

•                  the development of plants that possess new beneficial traits, such as protection against drought, with emphasis on lettuce, melon, corn, forestry products, alfalfa and the other species described below with several entities, including Anawah;

•                  the development of enhanced lettuce plants through the Harris Moran License;

•                  the development of enhanced trees through the ArborGen Agreement;

•                  the development of enhanced alfalfa through the Cal/West License;

•                  the isolation of new genes in the Arabidopsis, tomato, lettuce, soybean, canola seed and melon plants, among others, at the University of Waterloo;

•                  the development of enhanced banana plants through the Rahan Joint Venture;

•                  the transformation of seeds enhanced with our technology;

•                  the development of enhanced turfgrass and bedding plants through the Scotts Agreement; and

•                  assessing the function of the DHS and Factor 5A genes in human diseases at the University of Waterloo and the University of Colorado.

We may further expand our research and development program beyond the initiatives listed above to include other research centers.

Patent and Patent Applications

On March 25, 2003, we were granted Patent No. 6,538,182, entitled “DNA Encoding a Plant Deoxyhypusine Synthase, A Plant Eukaryotic Initiation Factor 5A, Transgenic Plants and A Method For Controlling Senescence and Programmed Cell Death in Plants”, from the United States Patent and Trademark Office, or PTO.  This patent represents successful prosecution of some of the claims set forth in the Second Patent Application, as defined below.  Further divisional applications which cover other claims from the Second Patent Application are currently being reviewed by the PTO.

On August 10, 2004, we were granted Patent No. 6,774,284 entitled “DNA Encoding A Plant Lipase, Transgenic Plants and A Method For Controlling Senescence In Plants”, from the PTO.  This patent represents successful prosecution of some of the claims set forth in the First Patent Application, as defined below.  Further divisional applications which cover other claims from the First Patent Application are currently being reviewed by the PTO.

We have three major families of patent applications in process domestically and internationally.  The first family of applications is based on the application entitled “DNA Encoding a Plant Lipase, Transgenic Plants and a Method for Controlling Senescence in Plants”, referred to herein as the First Patent Application, which was filed in February 1999.  The second family of applications is based on the application entitled “DNA Encoding A Plant Deoxyhypusine Synthase, Transgenic Plants and a Method for Controlling Cell Death in Plants”, referred to herein as the Second Patent Application, which was filed in July 1999.  We have filed several new Continuations in Part and Divisional Patent Applications on both the First Patent Application and the Second Patent Application to protect our intellectual property pertaining to new technological developments.  We have also filed one additional application, referred to herein as the Third Patent Application, followed by a substantial Continuation in Part, in addition to those listed above, which pertain to the possible mammalian applicability of our technology. The Third Patent Application is focused on suppressing cell death as a prospective therapy for a wide range of diseases and the Continuation in Part focuses on accelerating cell death as a means of treating cancer.  We have filed a second Continuation in Part on the Third Patent Application based on data we gathered in studies of ischemic heart tissue and various cell lines. We have also filed a third Continuation in Part on the Third Patent Application based on data which correlates cytokine expression to Factor 5A.  We intend to continue our strategy of enhancing these new patent applications through the addition of data as it is collected.  We presently have approximately 25 U.S. matters at the PTO, which includes issued patents, CIP’s, divisional and provisional applications.  In addition, we have numerous international matters in various stages.

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

Government Regulation

At present, the U.S. federal government regulation of biotechnology is divided among three agencies: (i) the U.S. Department of Agriculture regulates the import, field-testing and interstate movement of specific types of genetic engineering that may be used in the creation of transformed plants; (ii) the Environmental Protection Agency regulates activity related to the invention of plant pesticides and herbicides, which may include certain kinds of transformed plants; and (iii) the Food and Drug Administration regulates foods derived from new plant varieties.  The FDA requires that transformed plants meet the same standards for safety that are required for all other plants and foods in general.  Except in the case of additives that significantly alter a food’s structure, the FDA does not require any additional standards or specific approval for genetically engineered foods but expects transformed plant developers to consult the FDA before introducing a new food into the market place.

In addition, our ongoing pre-clinical research with cell lines and lab animal models of human disease is not currently subject to the FDA requirements that govern clinical trials.  However, use of our technology, if developed for human health applications, will also be subject to FDA regulation.  Generally, the FDA must approve any drug or biologic product before it can be marketed in the United States.  In addition, prior to being sold outside of the U.S., any products resulting from the application of our human health technology must be approved by the regulatory agencies of foreign governments.  Prior to filing a new drug application or biologics license application with the FDA, we would have to perform extensive clinical trials, and prior to beginning any clinical trial, we need to perform extensive pre-clinical testing which could take several years and may require substantial expenditures.

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

Employees

In addition to the 24 scientists performing funded research for us at the University of Waterloo, the University of Toronto and the University of Colorado, as of June 30, 2004, we had four employees and one consultant, four of whom are executive officers and are involved in our management.  On July 19, 2004, we hired Richard Dondero as our Vice President – Research and Development. We do not anticipate hiring any additional employees over the next twelve months.

The officers are assisted by a Scientific Advisory Board that consists of prominent experts in the fields of plant and mammalian cell biology.  Alan Bennett, Ph.D., who serves as the Chairman of the Scientific Advisory Board, is the Executive Director of the Office of Technology Transfer at the University of California.  His research interests include the molecular biology of tomato fruit development and ripening, the molecular basis of membrane transport, and cell wall disassembly.  In addition to his service on the Scientific Advisory Board, we utilize Dr. Bennett as a consultant experienced in plant transformation.  Charles A. Dinarello, M.D., who serves as a member of the Scientific Advisory Board, is a Professor of Medicine at the University of Colorado School of Medicine, a member of the U.S. National Academy of Sciences and the author of over 500 published research articles.  In addition to his active academic research career, Dr. Dinarello has held advisory positions with two branches of the National Institutes of Health and positions on the Board of Governors of both the Weizmann Institute and Ben Gurion University.  Russell L. Jones, Ph.D., who serves as a member of the Scientific Advisory Board, is a professor at the University of California, Berkeley and an expert in plant cell biology and cell death.  Dr. Jones is also an editor of Planta, Annual Review of Plant Physiology and Plant Molecular Biology, as well as Research Notes in Plant Science. Additionally, he has held positions on the editorial boards of Plant Physiology and Trends in Plant Science.

Furthermore, pursuant to the Research and Development Agreements, the majority of our research and development activities are conducted at the University of Waterloo under the supervision of Dr. Thompson. We utilize the University’s substantial research staff including graduate and post-graduate researchers.

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

Safe Harbor Statement

The statements contained in this Annual Report on Form 10-KSB that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  In particular, our statements regarding the anticipated growth in the markets for our technologies, the continued advancement of our research, the approval of our Patent Applications, the possibility of governmental approval in order to sell or offer for sale to the general public a genetically engineered plant or plant product, the successful implementation of our commercialization strategy, including the success of the Harris Moran License, the ArborGen Agreement, the Cal/West License, The Scotts License, the Anawah Agreement and the Research and Development Agreements, the successful implementation of the Rahan Joint Venture, the conversion of the letter of intent with the Tianjin Academy of Agricultural Sciences into an executed agreement, statements relating to our Patent Applications, the anticipated longer term growth of our business, the results of our pre-clinical studies and the timing of the projects and trends in future operating performance are examples of such forward-looking statements.  The forward-looking statements include risks and uncertainties, including, but not limited to, the timing of revenues due to the variability in size, scope and duration of research projects, regulatory delays, research study results which lead to cancellations of research projects, and other factors, including general economic conditions and regulatory developments, not within our control.  The factors discussed herein and expressed from time to time in our filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements.  The forward-looking statements are made only as of the date of this filing, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Factors That May Affect Our Business, Future Operating Results and Financial Condition.

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

We are a developmental stage biotechnology company with a limited operating history and limited assets and capital.  We have incurred losses each year since inception and have an accumulated deficit of $12,574,941 at June 30, 2004.  We have generated minimal revenues by licensing certain of our technology to companies willing to share in our development costs. However, our technology may not be ready for widespread commercialization for several years. We expect to continue to incur losses over the next two to three years because we anticipate that our expenditures on research and development, commercialization and administrative activities will significantly exceed our revenues during that period. We cannot predict when, if ever, we will become profitable.

We depend on a single principal technology and, if our technology is not commercially successful, we will have no alternative source of revenue.

Our primary business is the development and commercial exploitation of technology to identify, isolate, characterize and silence genes which control the death of cells in plants and humans.  Our future revenue and profitability critically depend upon our ability to successfully develop senescence and apoptosis gene technology and later market and license such technology at a profit.  We have conducted experiments on certain crops with favorable results and have conducted certain preliminary cell-line and animal experiments, which have provided us with data upon which we have designed additional research programs. However, we cannot give any assurance that our technology will be commercially successful or economically viable for all crops or human health applications.

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

We rely on third parties to perform all of our research and development activities.  Our primary research and development efforts take place at the University of Waterloo in Ontario, Canada, where our technology was discovered, at the University of Colorado, at two research hospitals in Canada, and with our commercial partners.  At this time, we do not have the internal capabilities to perform our research and development activities.  Accordingly, the failure of third-party research partners, such as the University of Waterloo, to perform under agreements entered into with us, or our failure to renew important research agreements with these third parties, may delay or curtail our research and development efforts.

We have significant future capital needs and may be unable to raise capital when needed, which could force us to delay or reduce our research and development efforts.

As of June 30, 2004, we had cash and highly-liquid investments valued at $4,136,022 and working capital of $3,840,022.  Using our available reserves as of June 30, 2004, we believe that we can operate according to our current business plan for at least the next twelve months.  To date, we have generated minimal revenues and anticipate that our operating costs will exceed any revenues generated over the next several years.  Therefore, we may be required to raise additional capital in the future in order to operate according to our current business plan, and this funding may not be available on favorable terms, if at all.  In addition, in connection with any funding, if we need to issue more equity securities than our certificate of incorporation currently authorizes, or more than 20% of the shares of our common stock outstanding, we may need stockholder approval.  If stockholder approval is not obtained or if adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. Investors may experience dilution in their investment from future offerings of our common stock. For example, if we raise additional capital by issuing equity securities, such an issuance would reduce the percentage ownership of existing stockholders.  In addition, assuming the exercise of all options and warrants outstanding, as of June 30, 2004, we had 9,320,664 shares of common stock authorized but unissued, which may be issued from time to time by our board of directors without stockholder approval.  Furthermore, we may need to issue securities that have rights, preferences and privileges senior to our common stock.  Failure to obtain financing on acceptable terms would have a material adverse effect on our liquidity.

Since our inception, we have financed all of our operations through private equity financings. Our future capital requirements depend on numerous factors, including:

•                  the scope of our research and development;

•                  our ability to attract business partners willing to share in our development costs;

•                  our ability to successfully commercialize our technology;

•                  competing technological and market developments;

•                  our ability to enter into collaborative arrangements for the development, regulatory approval and commercialization of other products; and

•                  the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights.

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

As a result of the substantial length of time and expense associated with developing products and bringing them to the marketplace in the agricultural and biotechnology industries, obtaining and maintaining patent and trade secret protection for technologies, products and processes is of vital importance.  Our success will depend in part on several factors, including, without limitation:

•                  our ability to obtain patent protection for our technologies and processes;

•                  our ability to preserve our trade secrets; and

•                  our ability to operate without infringing the proprietary rights of other parties both in the United States and in foreign countries.

We have been issued two patents by the U.S. Patent and Trademark Office, or PTO.  We have also filed patent applications for our technology in the United States and in several foreign countries, which technology is vital to our primary business, as well as several Continuations in Part on these patent applications.  Our success depends in part upon the grant of patents from our pending patent applications.

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

In addition, among other things, we cannot assure you that:

•                  our patent applications will result in the issuance of patents;

•                  any patents issued or licensed to us will be free from challenge and that if challenged,

would be held to be valid;

•                  any patents issued or licensed to us will provide commercially significant protection for our technology, products and processes;

•                  other companies will not independently develop substantially equivalent proprietary information which is not covered by our patent rights;

•                  other companies will not obtain access to our know-how;

•                  other companies will not be granted patents that may prevent the commercialization of our technology; or

•                  we will not require licensing and the payment of significant fees or royalties to third parties for the use of their intellectual property in order to enable us to conduct our business.

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

Many agricultural and human health biotechnology companies are engaged in research and development activities relating to senescence and apoptosis.  The market for plant protection and yield enhancement products is intensely competitive, rapidly changing and undergoing consolidation.  We may be unable to compete successfully against our current and future competitors, which may result in price reductions, reduced margins and the inability to achieve market acceptance for products containing our technology.  Our competitors in the field of plant senescence gene technology are companies that develop and produce transgenic plants and include major international agricultural companies, specialized biotechnology companies, research and academic institutions and, potentially, our joint venture and strategic alliance partners.  These companies include: Paradigm Genetics; Aventis Crop Science; Mendel Biotechnology; Renessen LLC; Exelixis Plant Sciences, Inc.; PlantGenix, Inc.; and Eden Bioscience, among others.  Some of our competitors that are involved in apoptosis research include:  Amgen; Centocor; Genzyme; OSI Pharmaceuticals, Inc.; Idun Pharmaceuticals; Novartis; Introgen Therapeutics, Inc.; Genta, Inc.; and Vertex Pharmaceuticals, Inc.  Many of these competitors have substantially greater financial, marketing, sales, distribution and technical resources than us and have more experience in research and development, clinical trials, regulatory matters, manufacturing and marketing.  We anticipate increased competition in the future as new companies enter the market and new technologies become available.  Our technology may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors, which will prevent or limit our ability to generate revenues from the commercialization of our technology.

Our business is subject to various government regulations and, if we are unable to obtain regulatory approval, we may not be able to continue our operations.

At present, the U.S. federal government regulation of biotechnology is divided among three agencies:

•                  the USDA regulates the import, field testing and interstate movement of specific types of genetic engineering that may be used in the creation of transgenic plants;

•                  the EPA regulates activity related to the invention of plant pesticides and herbicides, which may include certain kinds of transgenic plants; and

•                  the FDA regulates foods derived from new plant varieties.

The FDA requires that transgenic plants meet the same standards for safety that are required for all other plants and foods in general.  Except in the case of additives that significantly alter a food’s structure, the FDA does not require any additional standards or specific approval for genetically engineered foods, but expects transgenic plant developers to consult the FDA before introducing a new food into the marketplace.

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

Pre-clinical studies and clinical trials of our human health applications may be unsuccessful, which could delay or prevent regulatory approval.

Pre-clinical studies may reveal that our human health technology is ineffective or harmful, and/or clinical trials may be unsuccessful in demonstrating efficacy and safety of our human health technology, which would significantly limit the possibility of obtaining regulatory approval for any drug or biologic product manufactured with our technology.  The FDA requires submission of extensive preclinical, clinical and manufacturing data to assess the efficacy and safety of potential products. Furthermore, the success of preliminary studies does not ensure commercial success, and later-stage clinical trials may fail to confirm the results of the preliminary studies.

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

In addition, we are subject to the Business Combination Act of the Delaware General Corporation Law which, subject to certain exceptions, restricts certain transactions and business combinations between a corporation and a stockholder owning 15% or more of the corporation’s outstanding voting stock for a period of three years from the date such stockholder becomes a 15% owner.  These provisions may have the effect of delaying or preventing a change of control of us without action by our stockholders and, therefore, could adversely affect the value of our common stock.

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

As of June 30, 2004, our executive officers, directors and affiliated entities together beneficially own approximately 44.3% of the outstanding shares of our common stock, assuming the exercise of options and warrants which are currently exercisable, held by these stockholders.  As a result, these stockholders, acting together, will be able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders.  Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

Our stockholders may experience substantial dilution as a result of the exercise of outstanding options and warrants to purchase our common stock.

As of June 30, 2004, we have granted options outside of our stock option plan to purchase 10,000 shares of our common stock and outstanding warrants to purchase 5,003,586 shares of our common stock.  In addition, as of June 30, 2004, we have reserved 3,000,000 shares of our common stock for issuance upon the exercise of options granted pursuant to our stock option plan, 1,946,000 of which have been granted and 1,054,000 of which may be granted in the future.  The exercise of these options and warrants will result in dilution to our existing stockholders and could have a material adverse effect on our stock price.

A significant portion of our total outstanding shares of common stock may be sold in the market in the near future, which could cause the market price of our common stock to drop significantly.

As of June 30, 2004, we had 13,787,250 shares of our common stock issued and outstanding, of which approximately 1,536,922 shares are registered pursuant to a registration statement on Form S-3, which was declared effective on May 14, 2004, and the remainder of which are either eligible to be sold SEC Rule 144 or are in the public float.  In addition, we have registered 1,114,741 shares of our Common Stock underlying warrants previously issued on the Form S-3 registration statement that was declared effective on May 14, 2004, and we registered 3,000,000 shares of our common stock underlying options granted or to be granted under our stock option plan.  Consequently, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, may have a material adverse effect on our stock price.

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

We cannot assure you that you will be able to resell the shares of our common stock at or above your purchase price.  The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control.  These factors include:

•                  quarterly variations in operating results;

•                  the progress or perceived progress of our research and development efforts;

•                  changes in accounting treatments or principles;

•                  announcements by us or our competitors of new technology, product and service offerings, significant contracts, acquisitions or strategic relationships;

•                  additions or departures of key personnel;

•                  future offerings or resales of our common stock or other securities;

•                  stock market price and volume fluctuations of publicly-traded companies in general and development companies in particular; and

•                  general political, economic and market conditions.

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

If our common stock is delisted from the American Stock Exchange, it may be subject to the “penny stock” regulations which may affect the ability of our stockholders to sell their shares.

In general, regulations of the SEC define a “penny stock” to be an equity security that is not listed on a national securities exchange or the NASDAQ Stock Market and that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  If the American Stock Exchange delists our common stock, it could be deemed a penny stock, which imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than certain qualified investors.  For transactions involving a penny stock, unless exempt, a broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale.  In addition, the rules on penny stocks require delivery, prior to and after any penny stock transaction, of disclosures required by the SEC.

If our common stock were subject to the rules on penny stocks, the market liquidity for our common stock could be severely and adversely affected.  Accordingly, the ability of holders of our common stock to sell their shares in the secondary market may also be adversely affected.

Item 2.                                                           Properties.

We lease office space in New Brunswick, New Jersey for a monthly rental fee of $2,838, subject to certain escalations for our proportionate share of increases, over the base year of 2001, in the building’s operating costs.  The lease expires in May 2006.  We have an option to renew the lease for an additional five-year period through May 2011.  The space is in good condition, and we believe it will adequately serve as our headquarters over the term of the lease.  We also believe that this office space is adequately insured by the lessor.

Item 3.                                                           Legal Proceedings.

We are not currently a party to any legal proceedings; however, we may become involved in various claims and legal actions arising in the ordinary course of business.

Item 4.                                                           Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.                                                           Market for Our Common Equity and Related Stockholder Matters.

Our common stock trades on the American Stock Exchange under the symbol SNT.

The following table sets forth the range of the high and low sales price for our common stock for each of the quarters since the quarter ended September 30, 2002, as reported on the American Stock Exchange.

Quarter	Common Stock
Ended	High	Low

September 30, 2002	$2.35	$1.20
December 31, 2002	$2.75	$1.60
March 31, 2003	$2.50	$1.95
June 30, 2003	$2.50	$1.50
September 30, 2003	$3.99	$2.05
December 31, 2003	$3.83	$2.75
March 31, 2004	$3.50	$2.46
June 30, 2004	$4.50	$2.60

As of September 20, 2004, the approximate number of holders of record of our common stock was 282.

We have neither paid nor declared dividends on our common stock since our inception and we do not plan to pay dividends on our common stock in the foreseeable future. We expect that any earnings, which we may realize, will be retained to finance the growth of our company.

Item 6.                                                           Management’s Discussion and Analysis or Plan of Operation.

Overview

We do not expect to generate significant revenues for approximately the next two to three years, during which time we will engage in significant research and development efforts. However, we have entered into the Harris Moran License, the ArborGen Agreement, the Cal/West License and the Scotts License to develop and commercialize our technology in certain varieties of lettuce, melons, trees, alfalfa, bedding plants and turf grass.  The Harris Moran License, the Cal/West License, and the Scotts License also provide for royalty payments to us upon commercial introduction.  The ArborGen Agreement contains an option for ArborGen to execute a license to commercialize developed products, and upon the execution of a license agreement, we will receive a license fee and royalties from ArborGen.  The Cal/West License contains an option for Cal/West to develop our technology in various other forage crops.  We also have entered into the Rahan Joint Venture to develop and commercialize our technology in banana plants.  In connection with the Rahan Joint Venture, we will receive 50% of the profits from the sale of enhanced banana plants.

Consistent with our commercialization strategy, we intend to attract other companies interested in strategic partnerships or licensing our technology that may result in additional license fees, revenues from contract research and other related revenues.  Successful future operations will depend on our ability to transform our research and development activities into commercializable technology.

We plan to employ the same partnering strategy in both the human health and agricultural target markets.  Our preclinical research has yielded data that we have presented to various biopharmaceutical companies that may be prospective licensees for the development and marketing of potential applications of our technology.

Critical Accounting Policies and Estimates

Revenue Recognition

We record revenue under technology license and development agreements related to the following.  Actual fees received may vary from the recorded estimated revenues.

•                  Nonrefundable upfront license fees that are received in exchange for the transfer of our technology to licensees, for which no further obligations to the licensee exist with respect to the basic technology transferred, are recognized as revenue on the earlier of when payments are received or collections are assured.

•                  Nonrefundable upfront license fees that are received in connection with agreements that include time-based payments are, together with the time-based payments, deferred and amortized ratably over the estimated research period of the license.

•                  Milestone payments, which are contingent upon the achievement of certain research goals, are recognized as revenue when the milestones, as defined in the particular agreement, are achieved.

The effect of any change in revenues from technology license and development agreements would be reflected in revenues in the period such determination was made. Historically, no such adjustments have been made.

Estimates of Expenses

Our research and development agreements with third parties provide for an estimate of our expenses and costs, which are variable and are based on the actual services performed by the third party.  We estimate the aggregate amount of the expenses based upon the projected amounts that are set forth in the agreements, and we accrue the expenses for which we have not yet been invoiced.  In estimating the expenses, we consider, among other things, the following factors:

•                  the existence of any prior relationship between us and the third party provider;

•                  the past results of prior research and development services performed by the third party provider; and

•                  the scope and timing of the research and development services set forth in the agreement with the third party provider.

After the research services are performed and we are invoiced, we make any adjustments that are necessary to accurately report research and development expense for the period.

We were amortizing the cost of an initial $200,000 non-refundable payment made under a research agreement over the estimated eighteen-month term of the project, beginning on October 1, 2002.  As of June 30, 2004, all the $200,000 non-refundable payment has been amortized.

Valuation Allowances and Carrying Values

We have recorded valuation allowances against our entire deferred tax assets of $3,630,000 at June 30, 2004.  The valuation allowances relate primarily to the net operating loss carryforward deferred tax asset where the tax benefit of such asset is not assured.

As of June 30, 2004, we have determined that the estimated future undiscounted cash flows related to our patent applications will be sufficient to recover their carrying value.

We do not have any off-balance sheet arrangements.

Research Program

We do not expect to generate significant revenues for approximately the next two to three years, during which time we will engage in significant research and development efforts.  We expect to spend significant amounts on the research and development of our technology.  We also expect our research and development costs to increase as we continue to develop and ultimately commercialize our technology.  However, the successful development and commercialization of our technology is highly uncertain.  We cannot reasonably estimate or know the nature, timing and expenses of the efforts necessary to complete the development of our technology, or the period in which material net cash inflows may commence from the commercialization of our technology, including the uncertainty of:

•                  the scope, rate of progress and expense of our research activities;

•                  the interim results of our research;

•                  the expense of additional research that may be required after review of the interim results;

•                  the terms and timing of any collaborative, licensing and other arrangements that we may establish;

•                  the expense and timing of regulatory approvals;

•                  the effect of competing technological and market developments; and

•                  the expense of filing, prosecuting, defending and enforcing any patent claims or other intellectual property rights.

Liquidity and Capital Resources

Overview

As of June 30, 2004, our cash balance and investments totaled $4,136,022, and we had working capital of $3,840,022.  As of June 30, 2004, we had a federal tax loss carryforward of approximately $9,554,000 and a state tax loss carry-forward of approximately $4,234,000 to offset future taxable income. We cannot assure you that we will be able to take advantage of any or all of such tax loss carryforwards, if at all, in future fiscal years.

Contractual Obligations

The following table lists our cash contractual obligations as of June 30, 2004:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Research and Development Agreements (1)(5)	$1,272,798	$607,798	$665,000	$—	$—
Facility, Rent and Operating Leases (2)	$62,436	$34,056	$28,380	$—	$—
Employment, Consulting and Scientific Advisory Board Agreements (3) (4)	$1,133,729	$604,146	$525,000	$4,583	$—
Total Contractual Cash Obligations	$2,468,963	$1,246,000	$1,218,380	$4,583	$—

(1)          Certain of our research and development agreements disclosed herein provide that payment is to be made in Canadian dollars and, therefore, the contractual obligations are subject to fluctuations in the exchange rate.

(2)          The lease for our office space in New Brunswick, New Jersey is subject to certain escalations for our proportionate share of increases in the building’s operating costs.

(3)          Certain of our employment and consulting agreements provide for automatic renewal, which is not reflected in the table, unless terminated earlier by the parties to the respective agreements.

(4)          Includes $330,000 for an employment agreement that was not effective until July 19, 2004.

(5)          Includes $1,140,000 for a research agreement extension that was not effective until September 1, 2004.

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

In March 2004, our research agreement with the University of Waterloo was amended retroactively to September 1, 2002, to increase the research budget from Can $1,092,800 to Can $1,331,133, or approximately from U.S. $720,000 to U.S. $880,000.  Effective September 1, 2004, we extended the research and development agreement for an additional two-year period through August 31, 2006, in the amount of Can $1,529,430 or approximately U.S. $1,140,000. Research and development expenses under this agreement for the years ended June 30, 2004 and 2003 aggregated U.S. $560,308 and U.S. $373,240 respectively, and U.S. $2,006,512 for the cumulative period through June 30, 2004.

Capital Resources

Since inception, we have generated revenues of $226,667 in connection with the initial fees received under the Harris Moran License, the ArborGen Agreement, the Cal/West License and the Scotts License.  We have not been profitable since inception, we will continue to incur additional operating losses in the future, and we will require additional financing to continue the development and subsequent commercialization of our technology.  While we do not expect to generate significant revenues from the licensing of our technology in the near future, we may enter into additional licensing or other agreements with marketing and distribution partners that may result in additional license fees, receive revenues from contract research, or other related revenue.

In December 2003, pursuant to the New Jersey Technology Tax Credit Transfer Program, the Company sold its entire New Jersey net operating loss tax benefit for the fiscal year ended June 30, 2002 in the amount of $105,720 and received net proceeds of $91,448.

In February 2004, we completed a private placement to certain accredited investors for an aggregate amount of 1,536,922 shares of common stock and warrants to purchase 768,459 shares of common stock for the aggregate cash consideration of $3,642,500.  The private placement offered units of one share of common stock and a five-year warrant to purchase 0.50 shares of common stock at a price equal to $2.37 per unit.  The warrant was offered with an exercise price equal to $3.79 per share, with such warrant vesting on the date of grant.  The estimated costs associated with the private placement totaled $379,624.

We anticipate that, based upon our current cash and investments, we will be able to fund our operations for at least the next twelve months. Over the next twelve months, we plan to fund our research and development and commercialization activities by utilizing our current cash balance and investments, achieving some of the milestones set forth in our current licensing agreements and through the execution of additional licensing agreements for our technology.

Market Risk

Foreign Currency Risk

Except for our Research and Development Agreements with the University of Waterloo, which is payable in Canadian dollars, we have no other agreements or transactions denominated in foreign currency.  Thus, we do not believe that any fluctuations in foreign currency exchange rates would have a material impact on our financial condition or results of operations.

Interest Rate Risk

We have approximately $4 million in cash and investments as of June 30, 2004.  Our cash is invested in short-term investments, which we plan to hold until maturity.  We do not believe that any fluctuations in interest rates would have a material impact on our financial condition or results of operations.

Results of Operations

Fiscal Years ended June 30, 2004 and June 30, 2003

The net loss for the years ended June 30, 2004 and June 30, 2003 was $3,078,282 and $2,066,338, respectively, an increase of $1,011,944, or 49.0%.  This increase was primarily the result on an increase in stock-based compensation (i.e. – noncash) and research and development expenses, which was partially offset by a decrease in other general and administrative expenses.

Revenue for the year ended June 30, 2004 was $16,667, which represented the amortized portion of the initial fee on a development and license agreement. Revenue for the year ended June 30, 2003 was $10,000, which represented the initial fee in connection with a license agreement.

Operating expenses for the years ended June 30, 2004 and June 30, 2003 were $3,405,302 and $2,278,606, respectively, an increase of $1,126,696, or 49.5%.  This increase in operating expenses was primarily the result of an increase in stock-based compensation and research and development expenses, which was partially offset by a decrease in other general and administrative expenses.  We expect operating expenses to decrease over the next twelve months as we anticipate that stock-based compensation will significantly decrease.  We expect that the decrease in stock-based compensation will be partially offset by an increase in research and development expenses as we continue to expand our research and development activities.

General and administrative expenses for the years ended June 30, 2004 and June 30, 2003 were $2,333,432 and $1,469,823, respectively, an increase of $863,609, or 58.8%.

	Year ended June 30,
	2004	2003

Stock-based compensation	$1,083,921	$122,297
Other general and administrative expenses	1,249,511	1,347,526

Total general and administrative expenses	$2,333,432	$1,469,823

•                  The increase in stock-based compensation was primarily the result of a warrant being granted in connection with a financial advisory agreement during the year ended June 30, 2004.

•                  The decrease in other general and administrative expenses was primarily due to a decrease in investor relation expenses and professional fees, which was partially offset by an increase in payroll and benefits and corporate insurance.

•                  Investor relations expenses were higher during the year ended June 30, 2003, primarily as a result of the listing fees in connection with listing additional shares of our common stock underlying stock options on the American Stock Exchange.

•                  Professional fees decreased primarily as a result of a decrease in legal fees. During the year ended June 30, 2003, we had incurred additional professional fees related to our filing of registration statements with the Securities and Exchange Commission of Forms S-3 and S-8.  Additionally, professional fees decreased during the year ended June 30, 2004 as a result of a decrease in professional fees associated with the preparation and filing of our Form 10-KSB, Forms 10-QSB and proxy statement.

•                  Payroll and benefits increased primarily as a result of salary increases.

•                  Insurance costs increased primarily because we increased the policy limit on our directors’ and officers’ liability insurance policy.

We expect general and administrative expenses to decrease over the next twelve months as we anticipate that stock-based compensation will significantly decrease.  We expect that the decrease in stock-based compensation may be partially offset by a modest increase in other general and administrative expenses.

Research and development expenses for the years ended June 30, 2004 and June 30, 2003 were $1,071,870 and $808,783, respectively, an increase of $263,087, or 32.5%. This increase was primarily the result of an increase in stock-based compensation, which was due to options and warrants being issued or becoming exercisable during the year ended June 30, 2004, as well as an increase in the research and development costs incurred in connection with the expanded research undertaken by the University of Waterloo and other institutions as well as the expansion of our human health research programs.

	Year ended June 30,
	2004	2003

Stock-based compensation	$93,924	$14,880
Other research and development expenses	977,946	793,903

Total research and development expenses	$1,071,870	$808,783

The breakdown of our research and development expenses between our agricultural and human health research programs are as follows:

	Year ended June 30,
	2004	2003

Agricultural research programs	$614,312	$427,097
Human health research programs	457,558	381,686

Total research and development expenses	$1,071,870	$808,783

From Inception on July 1, 1998 through June 30, 2004

From inception of operations on July 1, 1998 through June 30, 2004, we had revenues of $226,667, which consisted of the initial license fees in connection with our various development and license agreements.  We do not expect to generate significant revenues for approximately the next two to three years, during which time we will engage in significant research and development efforts.

We have incurred losses each year since inception and have an accumulated deficit of $12,574,941 at June 30, 2004.  We expect to continue to incur losses as a result of expenditures on research, product development and administrative activities.

Item 7.                                                           Financial Statements.

The financial statements required to be filed pursuant to this Item 7 are included in this Annual Report on Form 10-KSB.  A list of the financial statements filed herewith is found at “Item 13. Exhibits, List and Reports on Form 8-K.”

Item 8.                                                           Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.                                                  Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2004.  Based on this evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal year ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 9.                                                           Directors and Executive Officers.

The information relating to our directors, nominees for election as directors and executive officers under the headings “Election of Directors” and “Executive Officers” in our definitive proxy statement for the 2004 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 10.                                                    Executive Compensation.

The discussion under the heading “Executive Compensation” in our definitive proxy statement for the 2004 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 11.                                                    Security Ownership of Certain Beneficial Owners and Management.

The discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2004 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 12.                                                    Certain Relationships and Related Transactions.

The discussion under the heading “Certain Relationships and Related Transactions” in our definitive proxy statement for the 2004 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

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

Reference is made to the Exhibit Index on Page 35.

(b)                                                                                 Reports on Form 8-K.

None.

Item 14.                                                    Principal Accountant Fees and Services.

The discussion under the heading “Principal Accountant Fees and Services” in our definitive proxy statement for the 2004 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of September 2004.

SENESCO TECHNOLOGIES, INC.

By:	/s/ Bruce C. Galton
Bruce C. Galton, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ruedi Stalder	Chairman and Director	September 28, 2004
Ruedi Stalder

/s/ Bruce C. Galton	President and Chief Executive	September 28, 2004
Bruce C. Galton	Officer (principal executive officer)
and Director

/s/ Joel Brooks	Chief Financial Officer	September 28, 2004
Joel Brooks	and Treasurer (principal financial
and accounting officer)

/s/ John E. Thompson	Executive Vice President, Chief	September 28, 2004
John E. Thompson	Scientific Officer and Director

/s/ Christopher Forbes	Director	September 28, 2004
Christopher Forbes

/s/ Thomas C. Quick	Director	September 28, 2004
Thomas C. Quick

/s/ David Rector	Director	September 28, 2004
David Rector

/s/ John Braca	Director	September 28, 2004
John Braca

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

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

4.1	Form of Warrant with Forbes, Inc. (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended September 30, 1999.)

4.2	Form of Option Agreement with Kenyon & Kenyon. (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended September 30, 1999.)

4.3	Form of Warrant with Parenteau Corporation. (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 1999.)

4.4	Form of Warrant with Strategic Growth International, Inc. (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 1999.)

4.5	Form of Warrant with Fahnestock & Co. Inc., dated March 30, 2000. (Incorporated by reference to Senesco Technologies, Inc. annual report on Form 10-KSB for the period ended June 30, 2000.)

4.6

Form of Warrant Agreement with Fahnestock & Co. Inc., dated October 2, 2000. (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 2000.)

4.7

Warrant Agreement by and between Senesco Technologies, Inc. and Christenson, Hutchinson, McDowell, LLC. (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended September 30, 2001.)

Exhibit No.	Description of Exhibit

4.8

Form of Warrant issued to Stanford Venture Capital Holdings, Inc. and certain officers of Stanford Venture Capital Holdings, Inc. (with attached schedule of parties and terms thereto). (Incorporated by reference to Exhibit 4.1 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 2001.)

4.9

Form of Warrant issued to certain accredited investors (with attached schedule of parties and terms thereto). (Incorporated by reference to Exhibit 4.2 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended March 31, 2002.)

4.10

Form of Warrant issued to Pond Equities, Inc. (with attached schedule of terms thereto).  (Incorporated by reference to Exhibit 4.3 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended March 31, 2002.)

4.11

Form of Warrant issued to Perrin, Holden & Davenport Capital Corp. and certain principals thereof (with attached schedule of parties and terms thereto).  (Incorporated by reference to Exhibit 4.4 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended March 31, 2002.)

4.12

Form of Warrant issued to certain accredited investors (with attached schedule of parties and terms thereto). (Incorporated by reference to Exhibit 4.2 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 2002.)

4.13

Form of Warrant issued to certain third parties for services rendered (with attached schedule of parties and terms thereto). (Incorporated by reference to Exhibit 4.3 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 2002.)

4.14

Warrant issued to Sands Brothers International Ltd. dated September 25, 2003. (Incorporated by reference to Exhibit 4.1 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended September 30, 2003.)

4.15

Form of Warrant issued to certain accredited investors (with attached schedule of parties and terms thereto).  (Incorporated by reference to Exhibit 4.1 of Senesco Technologies, Inc. Current Report on Form 8-K, filed on February 3, 2004.)

10.1

Indemnification Agreement by and between Senesco Technologies, Inc. and Christopher Forbes, dated January 21, 1999.  (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 1998.)  (Incorporated by reference to Exhibit 4.1 of Senesco Technologies, Inc. Current Report on Form 8-K, filed on February 3, 2004.)

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

10.4 *

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

10.6 *

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

Exhibit No.	Description of Exhibit

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

10.15 *

1998 Stock Incentive Plan, as amended on December 13, 2002. (Incorporated by reference to Exhibit 10.7 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 2002.)

10.16 +

License Agreement by and between Senesco Technologies, Inc. and Harris Moran Seed Company, dated November 19, 2001. (Incorporated by reference to Exhibit 10.8 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 2001.)

10.17 *

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

10.22 +

Development Agreement by and between Senesco Technologies, Inc. and ArborGen, LLC, dated June 28, 2002.  (Incorporated by reference to Exhibit 10.31 of Senesco Technologies, Inc. annual report on Form 10-KSB for the year ended June 30, 2002.)

Exhibit No.	Description of Exhibit

10.23 +

Development and License Agreement by and between Senesco Technologies, Inc. and Calwest Seeds, dated September 14, 2002.  (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended September 30, 2002.)

10.24

Collaboration Agreement by and between Senesco Technologies, Inc. and Tilligen, Inc. (currently known as Anawah, Inc.), dated September 20, 2002.  (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended September 30, 2002.)

10.25

Sales Representative Agreement by and between Senesco Technologies, Inc. and DP, Inc., dated October 14, 2002.  (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 2002.)

10.26 *

Amendment to Consulting Agreement of July 12, 1999, as modified on February 8, 2001, by and between Senesco Technologies, Inc. and John E. Thompson, Ph.D., dated December 13, 2002.  (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 2002.)

10.27 *

Employment Agreement by and between Senesco Technologies, Inc. and Joel Brooks, dated July 1, 2003.  (Incorporated by reference to Exhibit 10.29 of Senesco Technologies, Inc. annual report on From 10-KSB for the period ended June 30, 2003.)

10.28

Financial Advisory Agreement by and between Senesco Technologies, Inc. and Sands Brothers International Ltd., dated  September 12, 2003.  (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended September 30, 2003.)

10.29

Research Agreement by and among Senesco Technologies, Inc., University Health Network and Dr. Fei-Fei Liu, dated  November 6, 2003.  (Incorporated by reference to Exhibit 10.2 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 2003.)

10.30

Investment Banking Agreement by and among Senesco Technologies, Inc., Sands Brothers International Ltd. and Stanford Group Company, dated  November 28, 2003. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 2003.)

10.31

Form of Securities Purchase Agreement by and between Senesco Technologies, Inc. and certain accredited investors (with attached schedule of parties and terms thereto). (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. Current Report on Form 8-K, filed on February 3, 2004.)

10.32

Form of Registration Rights Agreement by and between Senesco Technologies, Inc. and certain accredited investors (with attached schedule of parties and terms thereto). (Incorporated by reference to Exhibit 10.2 of Senesco Technologies, Inc. Current Report on Form 8-K, filed on February 3, 2004.)

Exhibit No.	Description of Exhibit

10.33

Amendment No. 1 to the Securities Purchase Agreement by and between Senesco Technologies, Inc. and Crestview Capital Master, L.L.C.  (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. Current Report on Form 8-K, filed on February 13, 2004.)

10.34

Amendment No. 1 to the Registration Rights Agreement by and between Senesco Technologies, Inc. and Crestview Capital Master, L.L.C.  (Incorporated by reference to Exhibit 10.2 of Senesco Technologies, Inc. Current Report on Form 8-K, filed on February 13, 2004.)

10.35 +

Development and License Agreement by and between Senesco Technologies, Inc. and The Scotts Company, dated  March 8, 2004.  (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended March 31, 2004.)

10.36

Amendment to Research Agreement by and among the University of Waterloo, Senesco Technologies, Inc. and Dr. John E. Thompson, dated March 11, 2004. (Incorporated by reference to Exhibit 10.2 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended March 31, 2004.)

10.37 †	Extension to Research Agreement by and among the University of Waterloo, Senesco Technologies, Inc. and Dr. John E. Thompson, dated August 1, 2004.

10.38 †	Indemnification Agreement by and between Senesco Technologies, Inc. and John Braca, dated October 8, 2003.

10.39 †*	Employment Agreement by and between Senesco Technologies, Inc. and Richard Dondero, dated July 19, 2004.

21	Subsidiaries of the Registrant. (Incorporated by reference to Senesco Technologies, Inc. annual report on Form 10-KSB for the period ended June 30, 1999.)

23.1 †	Consent of Goldstein Golub Kessler LLP.

31.1 †	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 †	Certification of the principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 †	Certification of the principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 †	Certification of the principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                 A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 13(a) of Form 10-KSB.

†                  Filed herewith.

+                 The SEC granted Confidential Treatment for portions of this Exhibit.

SENESCO TECHNOLOGIES, INC.
AND SUBSIDIARY

(a development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(a development stage company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Senesco Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Senesco Technologies, Inc. and Subsidiary (a development stage company) as of June 30, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period then ended and cumulative amounts from inception to June 30, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Senesco Technologies, Inc. and Subsidiary as of June 30, 2004, and the results of their operations and their cash flows for each of the two years in the period then ended and cumulative amounts from inception to June 30, 2004 in conformity with United States generally accepted accounting principles.

/s/ Goldstein Golub Kessler LLP
GOLDSTEIN GOLUB KESSLER LLP
New York, New York

August 17, 2004

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(a development stage company)

CONSOLIDATED BALANCE SHEET

June 30, 2004

ASSETS

Current Assets:
Cash and cash equivalents	$186,248
Short-term investments	3,949,774
Prepaid expenses and other current assets	93,967
Total current assets	4,229,989

Property and Equipment, net	51,702

Intangibles, net	922,214

Deferred Income Tax Asset, net of valuation allowance of $3,630,000	—

Security Deposit	7,187
Total Assets	$5,211,092

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$69,008
Accrued expenses	287,626
Deferred revenue	33,333
Total current liabilities	389,967

Grant Payable	90,150
Total liabilities	480,117

Commitments

Stockholders’ Equity:
Preferred stock - $0.01 par value; authorized 5,000,000 shares, no shares issued	—
Common stock - $0.01 par value; authorized 30,000,000 shares, issued and outstanding 13,787,250 shares	137,873
Capital in excess of par	17,168,043
Deficit accumulated during the development stage	(12,574,941)
Stockholders’ equity	4,730,975
Total Liabilities and Stockholders’ Equity	$5,211,092

See Notes to Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENT OF OPERATIONS

			Cumulative
	Year ended June 30,		Amounts from
	2004	2003	Inception

Revenue	$16,667	$10,000	$226,667

Operating expenses:
General and administrative	2,333,432	1,469,823	9,909,403
Research and development	1,071,870	808,783	3,663,116
Total operating expenses	3,405,302	2,278,606	13,572,519

Loss from operations	(3,388,635)	(2,268,606)	(13,345,852)

Other noncash income	185,627	—	185,627

Sale of state income tax loss	91,448	130,952	433,282

Interest income - net	33,278	71,316	152,002
Net loss	$(3,078,282)	$(2,066,338)	$(12,574,941)

Basic and diluted net loss per common share	$(.24)	$(.17)	—

Basic and diluted weighted-average number of common shares outstanding	12,668,396	11,880,045	—

See Notes to Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Period from July 1, 1998 (date of inception) to June 30, 2004

	Common Stock		Capital	Deficit Accumulated During the	Deferred Compensation Related to Issuance of	Total Stockholders’
	Number of Shares	Amount	in Excess of Par	Development Stage	Options and Warrants	Equity (Deficiency)

Common stock outstanding	2,000,462	$20,005	$(20,005)	—	—	—
Contribution of capital	—	—	85,179	—	—	$85,179
Issuance of common stock in reverse merger on January 22, 1999 at $0.01 per share	3,400,000	34,000	(34,000)	—	—	—
Issuance of common stock for cash on May 21, 1999 for $2.63437 per share	759,194	7,592	1,988,390	—	—	1,995,982
Issuance of common stock for placement fees on May 21, 1999 at $0.01 per share	53,144	531	(531)	—	—	—
Net loss	—	—	—	$(1,168,995)	—	(1,168,995)
Balance at June 30, 1999	6,212,800	62,128	2,019,033	(1,168,995)	—	912,166
Issuance of common stock for cash on January 26, 2000 for $2.867647 per share	17,436	174	49,826	—	—	50,000
Issuance of common stock for cash on January 31, 2000 for $2.87875 per share	34,737	347	99,653	—	—	100,000
Issuance of common stock for cash on February 4, 2000 for $2.924582 per share	85,191	852	249,148	—	—	250,000
Issuance of common stock for cash on March 15, 2000 for $2.527875 per share	51,428	514	129,486	—	—	130,000
Issuance of common stock for cash on June 22, 2000 for $1.50 per share	1,471,700	14,718	2,192,833	—	—	2,207,551
Commissions, legal and bank fees associated with issuances for the year ended June 30, 2000	—	—	(260,595)	—	—	(260,595)
Fair market value of options and warrants granted during the year ended June 30, 2000	—	—	755,084	—	$(180,732)	574,352
Net loss	—	—	—	(2,444,916)	—	(2,444,916)
Balance at June 30, 2000	7,873,292	78,733	5,234,468	(3,613,911)	(180,732)	1,518,558

See Notes to Consolidated Financial Statements

	Common Stock		Capital	Deficit Accumulated During the	Deferred Compensation Related to Issuance of	Total Stockholders’
	Number of Shares	Amount	in Excess of Par	Development Stage	Options and Warrants	Equity (Deficiency)

Fair market value of warrants granted on October 2, 2000	—	—	$80,700	—	—	$80,700
Change in fair market value of options and warrants granted	—	—	154,583	—	$(83,563)	71,020
Net loss	—	—	—	$(1,876,991)	—	(1,876,991)
Balance at June 30, 2001	7,873,292	$78,733	5,469,751	(5,490,902)	(264,295)	(206,713)
Issuance of common stock and warrants for cash from November 30, 2001 through April 17, 2002 at $1.75 per unit	3,701,430	37,014	6,440,486	—	—	6,477,500
Issuance of common stock and warrants associated with bridge loan conversion on December 3, 2001	305,323	3,053	531,263	—	—	534,316
Commissions, legal and bank fees associated with issuances for the year ended June 30, 2002	—	—	(846,444)	—	—	(846,444)
Fair market value of options and warrants vested during the year ended June 30, 2002	—	—	577,708	—	—	577,708
Fair value of options and warrants vested and change in fair market value of options and warrants granted	—	—	(15,085)	—	203,813	188,728
Net loss	—	—	—	(1,939,419)	—	(1,939,419)
Balance at June 30, 2002	11,880,045	118,800	12,157,679	(7,430,321)	(60,482)	4,785,676
Fair market value of warrants vested during the year ended June 30, 2003	—	—	97,497	—	—	97,497
Fair value of options and warrants vested and change in fair market value of options and warrants granted	—	—	(20,803)	—	60,482	39,679
Net loss	—	—	—	(2,066,338)	—	(2,066,338)
Balance at June 30, 2003	11,880,045	118,800	12,234,373	(9,496,659)	—	2,856,514

See Notes to Consolidated Financial Statements

	Common Stock		Capital	Deficit Accumulated During the	Deferred Compensation Related to Issuance of		Total Stockholders’
	Number of Shares	Amount	in Excess of Par	Development Stage	Options and Warrants		Equity (Deficiency)

Issuance of common stock and warrants for cash from January 15, 2004 through February 12, 2004 at $2.37 per unit	1,536,922	$15,369	$3,627,131	—	—		$3,642,500

Allocation of proceeds to warrants	—	—	(2,099,090)	—	—		(2,099,090)

Reclassification of warrants	—	—	1,913,463	—	—		1,913,463

Commissions, legal and bank fees associated with issuances from January 15, 2004 through February 12, 2004	—	—	(378,624)	—	—		(378,624)

Fair market value of options and warrants vested during the year ended June 30, 2004	—	—	1,177,845	—	—		1,177,845

Options and warrants exercised during the year ended June 30, 2004 at exercise prices ranging from $1.00 - $3.25	370,283	3,704	692,945	—	—		696,649

Net loss	—	—	—	$(3,078,282)	—		(3,078,282)
Balance at June 30, 2004	13,787,250	$137,873	$17,168,043	$(12,574,941)	$ - 0	-	$4,730,975

See Notes to Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENT OF CASH FLOWS

			Cumulative
	Year ended June 30,		Amounts from
	2004	2003	Inception
Cash flows from operating activities:
Net loss	$(3,078,282)	$(2,066,338)	$(12,574,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash capital contribution	—	—	85,179
Noncash conversion of accrued expenses into equity	—	—	131,250
Noncash income related to change in fair value of warrant liability	(185,627)	—	(185,627)
Issuance of common stock and warrants for interest	—	—	9,316
Issuance of stock options and warrants for services	1,177,845	137,177	2,676,280
Depreciation and amortization	30,424	38,697	113,837
(Increase) decrease in operating assets:
Accounts receivable	—	75,000	—
Prepaid expenses and other current assets	91,568	(129,763)	(93,967)
Security deposit	—	—	(7,187)
Increase (decrease) in operating liabilities:
Accounts payable	12,872	(24,065)	69,008
Accrued expenses	24,466	(33,187)	287,626
Deferred revenue	33,333	—	33,333
Net cash used in operating activities	(1,893,401)	(2,002,479)	(9,455,893)
Cash flows from investing activities:
Patent costs	(346,092)	(231,728)	(925,798)
Redemption (purchase) of investments, net	(1,850,479)	1,766,672	(3,949,774)
Purchase of property and equipment	(4,235)	(33,424)	(161,956)
Net cash provided by (used in) investing activities	(2,200,806)	1,501,520	(5,037,528)
Cash flows from financing activities:
Proceeds from grant	—	22,178	90,150
Proceeds from issuance of bridge notes	—	—	525,000
Proceeds from issuance of common stock and warrants, net	3,960,525	—	14,064,519
Cash provided by financing activities	3,960,525	22,178	14,679,669
Net increase (decrease) in cash and cash equivalents	(133,682)	(478,781)	186,248
Cash and cash equivalents at beginning of period	319,930	798,711	—
Cash and cash equivalents at end of period	$186,248	$319,930	$186,248
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—	$22,317
Supplemental schedule of noncash financing activity:
Conversion of bridge notes into stock	$—	$—	$534,316

See Notes to Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements include the accounts of Senesco Technologies, Inc. (“ST”) and its wholly owned subsidiary, Senesco, Inc. (“SI”) (collectively, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company is a development stage biotechnology company whose mission is to enhance the quality and productivity of fruits, flowers, vegetables and agronomic crops through the control of cell death in plants (senescence) and to develop novel approaches to treat programmed cell death diseases in humans (apoptosis) and cancer.

SI, a New Jersey corporation, was incorporated on November 24, 1998 and is the successor entity to Senesco, L.L.C., a New Jersey limited liability company that was formed on June 25, 1998 but commenced operations on July 1, 1998.  This transfer was accounted for at historical cost in a manner similar to a pooling of interests with the recording of net assets acquired at their historical book value.

On January 21, 1999, Nava Leisure USA, Inc. (“Nava”), an Idaho corporation and the predecessor registrant to the Company, effected a one-for-three reverse stock split, restating the number of shares of common stock outstanding from 3,000,025 to 1,000,321.  In addition, the number of authorized common stock was decreased from 50,000,000 shares, $.0005 par value, to 16,666,667 shares, $.0015 par value (the “Common Stock”).

On January 22, 1999, Nava consummated a merger (the “Merger”) with SI.  Nava issued 1,700,000 shares of Common Stock, on a post-split basis, for all of the outstanding capital stock of SI.  Pursuant to the Merger, the stockholders of SI acquired majority control of Nava, and the name of Nava was changed to Senesco Technologies, Inc., and SI remained a wholly owned subsidiary of ST.  For accounting purposes, the Merger has been treated as a recapitalization of the Company with SI as the acquirer (a reverse acquisition).

On September 30, 1999, the board of directors of the Company approved the reincorporation of the Company solely for the purpose of changing its state of incorporation from Idaho to Delaware.  In order to facilitate such reincorporation, on September 30, 1999, the Company, an Idaho corporation, merged with and into the newly formed Senesco Technologies, Inc., a Delaware corporation.

On December 12, 2002, the stockholders approved a proposal to increase the authorized Common Stock of the Company from 20,000,000 shares to 30,000,000 shares.

Cash equivalents consist of investments which are readily convertible into cash with original maturities of three months or less.  The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.  The Company believes that there is no significant credit risk with respect to these accounts.

The Company’s investments consist of United States treasury notes and high-grade corporate and federal governmental agency debt instruments.  Based on the Company’s intentions regarding these instruments, the Company has classified all marketable debt securities as held-to-maturity and has accounted for these investments at amortized cost.  Marketable securities maturing in one year or less are classified as current assets.

Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the assets.  Leasehold improvements are amortized over the lesser of the assets’ useful lives or the remaining term of the lease.

Intangible assets consist of costs related to acquiring patents.  Issued patents are being amortized over a period of 17 years, the life of the patent.  Pending patent applications will be amortized when the patents are issued.

The Company assesses the impairment in value of intangible assets whenever events or circumstances indicate that their carrying value may not be recoverable.  Factors the Company considers important which could trigger an impairment review include the following:

•            significant negative industry trends

•            significant underutilization of the assets

•            significant changes in how the Company uses the assets or its plans for their use.

If the Company’s review determines that the future undiscounted cash flows related to these assets will not be sufficient to recover their carrying value, the Company will reduce the carrying values of these assets down to its estimate of fair value and continue amortizing them over their remaining useful lives.

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

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans.  Options to purchase common stock have been granted at or above the fair market value of the stock on the date of grant.  Accordingly, no compensation cost has been recognized for the stock option plans.  Had compensation cost been determined based on the fair value at the grant dates for those awards consistent with the method of FASB No. 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

Year ended June 30,	2004	2003

Net loss:
As reported	$(3,078,282)	$(2,066,338)
Stock-based employee compensation costs	(648,624)	(737,841)
Pro forma	$(3,726,906)	$(2,804,179)

Loss per share:
As reported	$(.24)	$(.17)
Pro forma	$(.29)	$(.24)

The estimated grant date present value reflected in the above table is determined using the Black-Scholes model.  The material factors incorporated in the Black-Scholes model in estimating the value of the options reflected in the above table for the years ended June 30, 2004 and 2003 include the following:  (i) estimated life of 5 and 10 years; (ii) a risk-free rate range of 3.30% to 4.27% and 3.00% to 4.22%, respectively, that represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term; (iii) volatility of 147.83%; and (iv) no annualized dividends paid with respect to a share of Common Stock at the date of grant.  The ultimate values of the options will depend on the future price of the Company’s Common Stock, which cannot be forecast with reasonable accuracy.

Loss per common share is computed by dividing the loss by the weighted-average number of common shares outstanding during the period.  Shares to be issued upon the exercise of the outstanding options and warrants aggregating 6,892,086 are not included in the computation of loss per share as their effect is antidilutive.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  The critical accounting policies that require management’s most significant estimate and judgment are the assessment of the recoverability of intangible assets, and the valuation allowance on deferred tax assets.  Actual results experienced by the Company may differ from management’s estimates.

The Company had previously reported stock-based compensation as a separate category in its consolidated statement of operations.  Beginning in fiscal 2004, the Company no longer reports stock-based compensation as a separate category and has included such stock-based compensation in general and administrative, and research and development expenses, as applicable.  Therefore, certain reclassifications have been made to the prior year’s consolidated financial statements in order to conform to the current year’s classification.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

2.                                      INVESTMENTS:

At June 30, 2004, the amortized cost basis, aggregate fair value, gross unrealized gains and maturity by majority security type were as follows:

	Gross Unrealized Loss	Aggregate Fair Value	Amortized Cost Basis

Held-to-maturity securities:
Debt securities issued by United States (maturing within one year)	$(3,733)	$2,096,041	$2,099,774
Corporate debt securities (maturing within one year)	(4,859)	1,845,141	1,850,000
	$(8,592)	$3,941,182	$3,949,774

Realized gains and losses are determined based on the specific-identification method.

3.                                      PROPERTY AND EQUIPMENT:

Property and equipment, at cost, consists of the following:

		Estimated Useful Life

Company Web site	$26,500	3 years
Equipment	60,548	4 years
Leasehold improvements	7,233	5 years
Furniture and fixtures	67,674	7 years
	161,955
Accumulated depreciation and amortization	(110,253)
	$51,702

Depreciation and amortization aggregated $27,736 and $37,801 for the years ended June 30, 2004 and 2003, respectively.

4.                                      INTANGIBLE ASSETS:

Intangible assets, at cost, consist of the following:

	Gross Amount	Accumulated Amortization

Patents approved	$53,753	$3,584
Patents pending	872,046	—
	$925,799	$3,584

Amortization expense amounted to $2,688 for the year ended June 30, 2004.

Estimated amortization expense for the next five years is as follows:

Year ending June 30,
2005	$7,900
2006	8,600
2007	8,600
2008	8,600
2009	8,600

5.             ACCRUED EXPENSES:

The following are included in accrued expenses at June 30, 2004:

Accrued research	$166,976
Accrued accounting	45,000
Accrued patent costs	50,000
Accrued payroll	15,768
Accrued legal	9,882
$287,626

6.                                      RELATED PARTY TRANSACTIONS:

During the year ended June 30, 1999, a stockholder and former director of the Company contributed capital aggregating $85,179.  This capital was used to pay expenses of the Company.

During the year ended June 30, 2002, the Company issued bridge notes to certain directors of the Company in the aggregate principal amount of $525,000 (see Note 7).

7.                                      STOCKHOLDERS’ EQUITY:

On May 21, 1999, the Company consummated a private placement of 759,194 shares of its Common Stock for cash consideration of $2,000,000 less costs of $4,018.  Pursuant to the Placement Agency Agreement, the Placement Agent was to receive $140,000 in either cash or common stock, as defined.  The Placement Agent received 53,144 shares of common stock valued at $2.63437 per share for its services.  In connection with the Private Placement, the Company also executed a Common Stock Purchase Agreement with each purchaser of Common Stock, dated as of May 11, 1999.  Pursuant to the Stock Purchase Agreement, the purchase price per share of Common Stock was determined by taking 80% of the average closing bid and ask prices of the Company’s Common Stock during the 20 trading days ending three days prior to the closing date, as defined.  The Stock Purchase Agreement also provides for price protection whereby, upon issuance or sale by the Company of any additional Common Stock or Common Stock equivalents within a period of 60 days following the closing date, other than options or warrants currently outstanding as of the date of the Stock Purchase Agreement, for a consideration per share less than the purchase price provided for in the Stock Purchase Agreement (the “Reduced Purchase Price”), the Company shall immediately issue such additional shares of Common Stock to the purchaser which each such purchaser’s investment would have purchased at the Reduced Purchase Price.  In addition, the Company entered into a Registration Rights Agreement with each purchaser dated May 11, 1999.  The Registration Rights Agreement provides for, among other things, a demand registration right beginning after January 22, 2000, as well as piggy-back registration rights for a three-year period from the closing date.  Certain directors of the Company participated in the Private Placement.  Specifically, such directors of the Company purchased, in the aggregate, 341,636 shares of Restricted Common Stock on the same terms and conditions as all purchasers thereunder.

On September 29, 1999, the board of directors of the Company approved and declared a 2-for-1 stock split (the “Stock Split”).  Stockholders of record as of the close of business on October 8, 1999 received one additional share of the Company’s Common Stock for every one share of Common Stock held on that date.  The Stock Split became effective on the NASD OTC Bulletin Board on October 25, 1999.  All share and per share amounts provided in the foregoing financial statements and notes have been restated to reflect the Stock Split as of September 29, 1999.

In December 1999, the Company initiated a private placement of shares of its restricted Common Stock (the “December Private Placement”).  The Company did not engage a placement agent for the sale of such securities.  The Company issued an aggregate of 188,792 shares of the Company’s Restricted Common Stock for a net purchase price of $508,689 (which is net of $21,311 in legal fees) in connection with the December Private Placement.  The Company also executed Common Stock Purchase Agreements with each purchaser of Common Stock.  Pursuant to the Stock Purchase Agreements, the purchase price per share of Common Stock was equal to 80% of the average closing bid and ask prices of the Company’s Common Stock during the 20 trading days ending three days prior to the Closing Date (as defined therein).  In addition, the Company entered into Registration Rights Agreements with each purchaser.  The Registration Rights

Agreements provide for, among other things, a demand registration right beginning one year from the final Closing Date of the December Private Placement, as well as piggy-back registration rights for a three-year period from the Closing Date.  Certain directors of the Company participated in the December Private Placement.  Specifically, such directors of the Company purchased, in the aggregate, 52,173 shares of Restricted Common Stock on the same terms and conditions as all purchasers thereunder.

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

In November 2001, the Company consummated a private placement (the “Stanford Private Placement”) with Stanford Venture Capital Holdings, Inc. (“Stanford”) of 1,142,858 shares of Common Stock and warrants to purchase 1,000,000 shares of Common Stock for the aggregate cash consideration of $2,000,000. Costs associated with the Stanford Private Placement totaled $256,347.  The Company did not engage a placement agent for the sale of such securities.  Fifty percent (50%) of the warrants were issued with an exercise price equal to $2.00 per share and 50% of the warrants were issued with an exercise price equal to $3.25 per share, with all such warrants vesting on the date of grant.  Pursuant to the Securities Purchase Agreement, the purchase price of one unit, which consisted of one share of Common Stock and a warrant to purchase 0.875 shares of Common Stock, was equal to $1.75 per unit.  In addition, the Company entered into a Registration Rights Agreement with Stanford.  The Registration Rights Agreement provides, among other things, that a shelf registration statement be filed on or before June 30, 2002, as well as piggy-back registration rights for a three-year period from the date of the agreement.

During the period from July 10, 2001 through November 5, 2001, the Company issued six unsecured bridge notes (the “Notes”) payable to certain directors of the Company in the aggregate principal amount of $525,000.  The Notes had an annual interest rate equal to the prime rate on the date that the Notes were issued (5.50% to 6.75%) and such interest was payable upon maturity of the Notes.  The Notes and accrued interest were due on January 15, 2002.  On December 3, 2001, the directors converted the Notes and accrued interest in the aggregate amount of $534,316 into 305,323 shares of Common Stock and warrants to purchase 267,158 shares of Common Stock on the same terms and conditions as the Stanford Private Placement.

Also in November 2001, the Company initiated a private placement, as later amended in March 2002, to certain accredited investors (the “2001 Accredited Investor Private Placement”) for a minimum aggregate investment of $1,000,000 and a maximum aggregate investment of $4,000,000.  For investments of less than $1,500,000, the 2001 Accredited Investor Private Placement offered units of one share of Common Stock and a warrant to purchase 0.4375 shares of Common Stock at a price equal to $1.75 per unit.  For investments of $1,500,000 or greater, the 2001 Accredited Investor Private Placement offered units of one share of Common Stock and a warrant to purchase 0.875 shares of Common Stock at a price equal to $1.75 per unit.  Fifty percent (50%) of the warrants were offered with an exercise price equal to $2.00 per share and 50% of the warrants were offered with an exercise price of $3.25 per share, with all such warrants vesting on the date of grant.  From December 26, 2001 through April 17, 2002, when the Company terminated the offering, the Company entered into Securities Purchase Agreements for the aggregate amount of 1,987,143 shares of Common Stock and warrants to purchase 1,244,375 shares of Common Stock for the aggregate cash consideration of $3,477,500.  Costs associated with these transactions totaled $447,236.  The Company did not engage a placement agent for the sale of such securities.  In addition, the Company entered into Registration Rights Agreements with the purchasers.  The Registration Rights Agreements provide for, among other things, piggy-back registration rights for a three-year period from the date of each agreement.

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

Also in connection with the above private placements, in May 2002, the Company filed a registration statement with the Securities and Exchange Commission (the “SEC”) to register all of its 8,102,642 shares of previously issued restricted common stock and all of its 4,202,153 previously issued warrants and options issued outside of the Company’s 1998 Stock Incentive Plan.  The registration statement was declared effective by the SEC on June 28, 2002 and remained effective until it expired on June 28, 2004.

In December 2001, a director and former executive officer of the Company converted accrued consulting fees in the amount of $131,250 into options to purchase shares of the Company’s Common Stock at an exercise price of $2.05 per share.

In February 2004, the Company completed another private placement to certain accredited investors (the “2004 Accredited Investor Private Placement”) for an aggregate amount of 1,536,922 shares of Common Stock and warrants to purchase 768,459 shares of Common Stock for the aggregate cash consideration of $3,642,500.  The 2004 Accredited Investor Private Placement offered units of one share of Common Stock and a five-year warrant to purchase 0.50 shares of Common Stock at a price equal to $2.37 per unit.  The warrants were issued at an exercise price equal to $3.79 per share, with such warrants vesting on the date of grant.  The costs associated with the 2004 Accredited Investor Private Placement totaled $378,624.  The Company did not engage a placement agent for the sale of such securities.

Two directors of the Company participated in the 2004 Accredited Investor Private Placement.  Specifically, such directors of the Company purchased, in the aggregate, 63,292 shares of Restricted Common Stock on the same terms and conditions as all purchasers hereunder.

On March 17, 2004, the Company filed a registration statement with the SEC on Form S-3 to register all of the shares and the share underlying the warrants acquired by the purchasers and finders (see below) in the 2004 Accredited Investor Private Placement.  The registration statement was declared effective by the SEC on May 14, 2004, and will remain in effect, subject to the Company being in compliance with all the applicable rules and regulations, until February 2, 2006.

Due to the Company’s obligation to file a registration statement to register for resale the shares underlying the warrants under the Securities Act of 1933, as amended, in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Common Stock,” the value of the warrants amounting to $2,099,090 was recorded as a liability until the filing was made.  The decrease in market value of the Common Stock from the closing of its financing to March 17, 2004, the date of filing the registration statement, resulted in noncash other income to reflect the decrease in Black-Scholes value of the warrants between those two dates.  As a result, the Company incurred a decrease in liability and other noncash income of $185,627 as of March 17, 2004.  Upon the Company meeting its obligation to file a registration statement, the fair value of the warrants amounting to $1,913,463, was reclassified to equity.

Sands Brothers and Stanford Group Company acted as comanaging finders of the 2004 Accredited Investor Private Placement, and certain consultants to the Company provided financial advisory services in connection with the 2004

Accredited Investor Private Placement.  As consideration for their services to the Company, such finders were issued warrants to purchase an aggregate of 73,682 shares of Common Stock, on the same terms and conditions as the warrants issued to the purchasers in the 2004 Accredited Investor Private Placement.

In 1999, the Company adopted the 1998 Stock Incentive Plan, as amended (the “Plan”), which provides for the grant of stock options and stock purchase rights to certain designated employees and certain other persons performing services for the Company, as designated by the board of directors.  Pursuant to the Plan, an aggregate of 3,000,000 shares of common stock have been reserved for issuance.  On March 28, 2003, the Company filed a registration statement with the SEC to register all of the 3,000,000 shares of Common Stock underlying the Plan.  The registration statement was deemed effective upon filing.

Stock option activity under the Plan is summarized as follows:

Year ended June 30,	2004		2003
	Shares	Weighted- average Exercise Price	Shares	Weighted- average Exercise Price

Options outstanding at beginning of year	1,781,000	$2.56	1,616,000	$2.63
Granted	215,000	$3.15	245,000	$2.22
Exercised	(67,500)	$1.85	—	—
Expired	(50,000)	$2.80	(80,000)	$3.05
Options outstanding at end of year	1,878,500	$2.64	1,781,000	$2.56

Options exercisable at end of year	1,536,000	$2.67	1,338,500	$2.70

Weighted-average fair value of options granted during the year		$3.15		$2.08

The following table summarizes information about stock options outstanding at June 30, 2004:

		Options Outstanding		Options Exercisable
Ranges of Exercise Prices	Number Outstanding at June 30, 2004	Weighted- average Remaining Contractual Life (Years)	Weighted- average Exercise Price	Number Exercisable at June 30, 2004	Weighted- average Exercise Price

$1.50 - $2.10	835,000	7.00	$1.99	720,000	$1.99
$2.15 - $3.15	532,500	9.00	$2.62	305,000	$2.51
$3.50 - $4.00	511,000	6.00	$3.72	511,000	$3.72
$1.50 - $4.00	1,878,500	7.21	$2.64	1,536,000	$2.67

On September 7, 1999, the Company granted to its patent counsel, as partial consideration for services rendered, options to purchase 10,000 shares of the Company’s Common Stock at an exercise price equal to $3.50 per share, with 3,332 options vesting on the date of grant, 3,334 options vesting on the first anniversary of the date of grant, and 3,334 options vesting on the second anniversary of the date of grant.  Such options were granted outside of the Company’s Plan.

As of June 30, 2004, the Company had warrants outstanding for the purchase of 5,003,586 shares of Common Stock.  Information on outstanding warrants is as follows:

Exercise Price	Warrants

$3.79	842,141
3.59	237,600
3.50	280,000
3.25	1,779,203
3.19	30,000
3.15	20,000
2.35	15,000
2.15	110,000
2.00	1,570,767
1.50	98,875
0.01	20,000
5,003,586

For the years ended June 30, 2004 and 2003, the Company incurred a compensation charge of $1,177,845 and $137,177, respectively, relating to the above options and warrants.  As of June 30, 2004, 4,980,253 of the above warrants are exercisable expiring at various dates through 2013.  At June 30, 2004, the weighted-average exercise price on the above warrants was $2.90.

The Company uses the Black-Scholes model to determine the compensation charge relating to the above warrants.  The material factors used in the Black-Scholes model include the following:  (i) an estimated life of 5 and 10 years; (ii) a risk-free rate range of 3.30% to 4.27% and 3.50% to 3.93%, respectively, that represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term; (iii) volatility of 147.83%; and (iv) no annualized dividends paid with respect to a share of Common Stock at the date of grant.

8.                                      INCOME TAXES:

The Company files a consolidated federal income tax return.  The subsidiary files separate state and local income tax returns.

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Year ended June 30,	2004		2003

Federal statutory rate	(34)%		(34)%
Increase in valuation allowance	34		34
	- 0	-%	- 0	-%

At June 30, 2004, the deferred income tax asset consists of the following:

Deferred tax asset:
Net operating loss carryforward		$3,630,000
Valuation allowance	(3,630,000)
	$	- 0	-

In December 2003 and 2002, the Company sold its entire state net operating losses for the years ended June 30, 2002 and 2001, and received net proceeds of $91,448 and $130,952, respectively.

At June 30, 2004, the Company has federal and state net operating loss carryforwards of approximately $9,554,000 and $4,234,000, respectively, available to offset future taxable income expiring on various dates through 2024.

9.                                      COMMITMENTS:

Effective September 1, 1998, the Company entered into a three-year research and development agreement with a university that a researcher, who is an officer, director and stockholder of the Company, is affiliated with.  Pursuant to the agreement, the university provides research and development under the direction of the researcher and the Company.  The agreement is renewable annually by the Company which has the right of termination upon 30 days’ advance written notice.  Effective September 1, 2001 and 2002, the Company extended the research and development agreement for an additional one-year and two-year period, respectively, in the amount of Can $433,700 and Can $1,092,800, respectively, or approximately U.S. $285,000 and U.S. $720,000, respectively.  In March 2004, the agreement was amended retroactively to September 1, 2002, to increase the research budget from Can $1,092,800 to Can $1,331,133, or approximately from U.S. $720,000 to U.S. $880,000.  Effective September 1, 2004, the Company extended the research and development agreement for an additional two-year period through August 31, 2006, in the amount of Can $1,529,430 or approximately U.S. $1,140,000.  Research and development expenses under this agreement for the years ended June 30, 2004 and 2003 aggregated U.S. $560,308 and U.S. $373,240, respectively, and U.S. $2,006,512 for the cumulative period through June 30, 2004.

Effective May 1, 2002, the Company entered into an additional one-year research and development agreement in the amount of Can $50,000 or U.S. $42,626, all of which was incurred during the year ended June 30, 2003.

Effective May 1, 1999, the Company entered into a consulting agreement for research and development with such researcher.  Effective January 1, 2003, the agreement was amended to provide for an increase in the monthly payments from $3,000 to $5,000 through June 2004.  The agreement was automatically renewed for an additional three-year term through June 30, 2007.

The Company has employment agreements with certain employees, all of whom are also stockholders of the Company.  These agreements provide for a base compensation and additional amounts, as defined.  The agreements expire between January 2005 and July 2007.  Future base compensation to be paid through July 2007 under the agreements as of June 30, 2004 is $913,396.

Effective May 18, 2001, the Company entered into a five-year lease for office space.  Rent is payable in monthly installments of $2,838, subject to certain escalations.  Future minimum rent payments as of June 30, 2004 are as follows:

Year ending June 30,
2005	$34,056
2006	28,380
$62,436

Rent expense charged to operations for the years ended June 30, 2004 and 2003 is $39,608 and $38,252, respectively.

10.                               JOINT VENTURE:

On May 14, 1999, the Company entered into a joint venture agreement (“Joint Venture”) with an Israeli partnership that is engaged in the worldwide marketing of tissue culture plants.  The purpose of the Joint Venture is to develop enhanced banana plants which will result in banana fruit with improved consumer- and grower-driven traits.  The Joint Venture is owned 50% by the Company and 50% by the Israeli partnership.  For the period from inception on May 14, 1999 to June 30, 2004, the Joint Venture has had no revenue, expenses, assets or liabilities.  The Company’s portion of the Joint Venture’s expenses approximated $53,500 for each of the years ended June 30, 2004 and 2003 and is included in research and development expenses.

In July 1999, the Joint Venture applied for and received a conditional grant from the Israel - United States Binational Research and Development Foundation (the “BIRD Foundation”).  This agreement, as amended, allowed the Joint Venture to receive $340,000 over a five-year period ending May 31, 2004.  Grants received from the BIRD Foundation will be paid back only upon the commercial success of the Joint Venture’s technology, as defined.  The Company has received a total of $90,150, of which $22,178 was received during the year ended June 30, 2003. During the year ended June 30, 2004, no amounts have been received from the BIRD Foundation for research and development expenses the Company has incurred, which are associated with research and development efforts of the Joint Venture.  The Company expects to receive one additional installment from the BIRD Foundation in connection with expenses incurred by the Company during the period from December 1, 2002 through May 31, 2004.

11.                               LICENSE AND DEVELOPMENT AGREEMENTS:

In June 2002, the Company entered into a three-year exclusive worldwide development and option agreement with ArborGen, LLC (the “Agreement”) to develop the Company’s technology in certain species of trees.  In July 2002, the Company received an initial fee.  Upon the completion of certain development benchmarks set forth in the Agreement, the Company will receive additional periodic development payments over the term of the Agreement.  The Agreement also grants ArborGen, LLC an option to acquire an exclusive worldwide license to commercialize the Company’s technology in various forestry products.

In September 2002, the Company entered into an exclusive development and license agreement with Cal/West Seeds (the “Cal/West License”) to commercialize the Company’s technology in certain varieties of alfalfa.  In connection with the execution of the Cal/West License, the Company received an initial fee.  Upon the completion of certain development benchmarks, the Company will receive additional periodic payments and, upon the commercialization of certain products, the Company will receive royalty payments from Cal/West.

Also in September 2002, the Company entered into an exclusive worldwide collaboration agreement with Anawah, Inc. (the “Anawah Agreement”) to establish a research alliance to develop and commercialize certain genetically enhanced species of produce.  Under the Anawah Agreement, Anawah, Inc. will license its proprietary technology to the Company and will also perform certain transformation functions in order to develop seeds in certain species of produce that have been enhanced with the Company’s technology.  In connection with the execution of the Anawah Agreement, the Company incurred an initial research and development fee of $200,000, which was amortized over the estimated term of the research to be performed under the agreement.  In May 2004, the Company incurred a $50,000 fee in connection with the delivery of transformed seeds from Anawah, Inc.  Upon the completion of certain development benchmarks, the Company will incur additional research and development fees, and upon commercialization of the enhanced produce, the Company will make certain royalty payments to Anawah, Inc.

On March 8, 2004, the Company entered into a Development and License Agreement with The Scotts Company (the “Scotts Agreement”), which will enable the two companies to incorporate the Company’s proprietary Factor 5A and DHS technology into a variety of garden plants, bedding plants and turfgrasses.  The Scotts Agreement provides for an upfront payment upon execution of the Scotts Agreement, milestone payments over the next three years and a one-time fee, as well as royalty payments, upon commercial introduction.  Pursuant to the terms of the Scotts Agreement and in conjunction with SAB No. 104, the Company is amortizing the upfront and milestone payments over the term of the estimated development period of the Agreement.  As of June 30, 2004, the amount of deferred revenue is $33,333.