Form 10QSB
period 2004-09-30
SENESCO TECHNOLOGIES INC
filed 2004-11-12
CIK 1035354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

(732) 296-8400
(Issuer’s Telephone Number, Including Area Code)

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes: ☒	No: ☐

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of October 29, 2004:

Class	Number of Shares

Common Stock, $0.01 par value	13,789,750

Transitional Small Business Disclosure Format (check one):

Yes: ☐	No: ☒

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION.

Item 1.	Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET as of September 30, 2004 (unaudited) and June 30, 2004

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS For the Three Months Ended September 30, 2004 and September 30, 2003, and From Inception on July 1, 1998 through September 30, 2004 (unaudited)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY From Inception on July 1, 1998 through September 30, 2004 (unaudited)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS For the Three Months Ended September 30, 2004 and September 30, 2003, and From Inception on July 1, 1998 through September 30, 2004 (unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Factors That May Affect Our Business, Future Operating Results and Financial Condition

Liquidity and Capital Resources

Changes to Critical Accounting Policies and Estimates

Results of Operations

Item 3.	Controls and Procedures

PART II.	OTHER INFORMATION.

Item 6.	Exhibits

SIGNATURES

i

PART I.  FINANCIAL INFORMATION.

Item 1.                                                           Financial Statements.

Certain information and footnote disclosures required under generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  However, Senesco Technologies, Inc., a Delaware corporation, and its wholly owned subsidiary, Senesco, Inc., a New Jersey corporation (collectively, “Senesco” or the “Company”), believe that the disclosures are adequate to assure that the information presented is not misleading in any material respect.

The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire fiscal year.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2004	June 30, 2004
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$119,294	$186,248
Short-term investments	3,348,358	3,949,774
Prepaid expenses and other current assets	59,816	93,967
Total Current Assets	3,527,468	4,229,989

Property and equipment, net	46,707	51,702
Intangibles, net	1,088,852	922,214
Security deposit	7,187	7,187
TOTAL ASSETS	$4,670,214	$5,211,092

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$148,852	$69,008
Accrued expenses	227,659	287,626
Deferred revenue	20,835	33,333
Total Current Liabilities	397,346	389,967

Grant payable	90,150	90,150
TOTAL LIABILITIES	487,496	480,117

STOCKHOLDERS’ EQUITY:

Preferred stock, $0.01 par value; authorized 5,000,000 shares, no shares issued	—	—
Common stock, $0.01 par value; authorized 30,000,000 shares, issued and outstanding 13,789,750 and 13,787,250 shares, respectively	137,898	137,873
Capital in excess of par	17,173,143	17,168,043
Deficit accumulated during the development stage	(13,128,323)	(12,574,941)
Total Stockholders’ Equity	4,182,718	4,730,975

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,670,214	$5,211,092

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30, 2004	For the Three Months Ended September 30, 2003	From Inception on July 1, 1998 through September 30, 2004

Revenue	$12,498	$—	$239,165

Operating Expenses:
General and administrative	327,763	1,139,392	10,237,166
Research and development	245,985	272,001	3,909,101
Total Operating Expenses	573,748	1,411,393	14,146,267

Loss From Operations	(561,250)	(1,411,393)	(13,907,102)

Sale of state income tax loss	—	—	433,282
Other noncash income	—	—	185,627
Interest income, net	7,868	10,911	159,870
Net Loss	$(553,382)	$(1,400,482)	$(13,128,323)

Basic and Diluted Net Loss Per Common Share	$(0.04)	$(0.12)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	13,787,848	11,880,045

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FROM INCEPTION ON JULY 1, 1998 THROUGH SEPTEMBER 30, 2004

(unaudited)

	Common Stock		Capital in Excess of Par Value	Deficit Accumulated During the Development Stage
	Shares	Amount			Total

Common stock outstanding	2,000,462	$20,005	$(20,005)	—	—

Contribution of capital	—	—	85,179	—	$85,179

Issuance of common stock in reverse merger on January 22, 1999 at $0.01 per share	3,400,000	34,000	(34,000)	—	—

Issuance of common stock for cash on May 21, 1999 at $2.63437 per share	759,194	7,592	1,988,390	—	1,995,982

Issuance of common stock for placement fees on May 21, 1999 at $0.01 per share	53,144	531	(531)	—	—

Issuance of common stock for cash on January 26, 2000 at $2.867647 per share	17,436	174	49,826	—	50,000

Issuance of common stock for cash on January 31, 2000 at $2.87875 per share	34,737	347	99,653	—	100,000

Issuance of common stock for cash on February 4, 2000 at $2.934582 per share	85,191	852	249,148	—	250,000

Issuance of common stock for cash on March 15, 2000 at $2.527875 per share	51,428	514	129,486	—	130,000

Issuance of common stock for cash on June 22, 2000 at $1.50 per share	1,471,700	14,718	2,192,833	—	2,207,551

(continued)

See Notes to Condensed Consolidated Financial Statements.

	Common Stock		Capital in Excess of Par Value	Deficit Accumulated During the Development Stage
	Shares	Amount			Total

Commissions, legal and bank fees associated with issuances for the year ended June 30, 2000	—	—	$(260,595)	—	$(260,595)

Fair market value of options and warrants vested during the year ended June 30, 2000	—	—	873,779	—	873,779

Fair market value of options granted on October 2, 2000	—	—	80,700	—	80,700

Issuance of common stock and warrants for cash from November 30, 2001 through April 17, 2002 at $1.75 per unit	3,701,430	$37,014	6,440,486	—	6,477,500

Issuance of common stock and warrants associated with bridge loan conversion on December 3, 2001	305,323	3,053	531,263	—	534,316

Commissions, legal and bank fees associated with issuances for the year ended June 30, 2002	—	—	(846,444)	—	(846,444)

Fair market value of options and warrants vested during the year ended June 30, 2002	—	—	577,708	—	577,708

Fair market value of options and warrants vested during the year ended June 30, 2003	—	—	97,497	—	97,497

(continued)

See Notes to Condensed Consolidated Financial Statements.

	Common Stock		Capital in Excess of Par Value	Deficit Accumulated During the Development Stage
	Shares	Amount			Total

Issuance of common stock and warrants for cash from January 15, 2004 through February 12, 2004 at $2.37 per unit	1,536,922	$15,369	$3,627,131	—	$3,642,500

Allocation of proceeds to warrants	—	—	(2,099,090)	—	(2,099,090)

Reclassification of warrants	—	—	1,913,463	—	1,913,463

Commissions, legal and bank fees associated with issuances for the year ended June 30, 2004	—	—	(378,624)	—	(378,624)

Fair market value of options and warrants vested during the year ended June 30, 2004	—	—	1,177,845	—	1,177,845

Options and warrants exercised during the year ended June 30, 2004 at exercise prices ranging from $1.00 - $3.25	370,283	3,704	692,945	—	696,649

Options exercised during the three months ended September 30, 2004 at an exercise price of $2.05	2,500	25	5,100	—	5,125

Net loss	—	—	—	$(13,128,323)	(13,128,323)

Balance at September 30, 2004	13,789,750	$137,898	$17,173,143	$(13,128,323)	$4,182,718

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	For the Three Months Ended September 30,		From Inception on July 1, 1998 through September 30, 2004
	2004	2003
Cash flows from operating activities:
Net loss	$(553,382)	$(1,400,482)	$(13,128,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash capital contribution	—	—	85,179
Noncash conversion of accrued expenses into equity	—	—	131,250
Noncash income related to change in fair value of warrant liability	—	—	(185,827)
Issuance of common stock and warrants for interest	—	—	9,316
Issuance of stock options and warrants for services	—	843,480	2,676,280
Depreciation and amortization	10,004	7,553	123,841
(Increase) decrease in operating assets:
Prepaid expense and other current assets	34,151	32,994	(59,816)
Security deposit	—	—	(7,187)
Increase (decrease) in operating liabilities:
Accounts payable	79,844	(22,039)	148,852
Accrued expenses	(59,967)	107,110	227,659
Deferred revenue	(12,498)	—	20,835
Net cash used in operating activities	(501,848)	(431,384)	(9,957,941)

Cash flows from investing activities:
Patent costs	(169,963)	(57,748)	(1,095,761)
Redemption (purchase) of investments, net	601,416	447,733	(3,348,358)
Purchase of property and equipment	(1,684)	—	(163,640)
Net cash provided by (used in) investing activities	429,769	389,985	(4,607,759)

Cash flows from financing activities:
Proceeds from grant	—	—	90,150
Proceeds from issuance of bridge notes	—	—	525,000
Proceeds from issuance of common stock	5,125	—	14,069,844
Cash provided by financing activities	5,125	—	14,684,994

Net increase (decrease) in cash and cash equivalents	(66,954)	(41,399)	119,294

Cash and cash equivalents at beginning of period	186,248	319,930	—

Cash and cash equivalents at end of period	$119,294	$278,531	$119,294

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—	$22,317

Supplemental schedule of noncash financing activity:
Conversion of bridge notes into stock	$—	$—	$534,316

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 - Basis of Presentation:

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004.

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of September 30, 2004, the results of its operations, stockholders equity and cash flows for the three-month periods ended September 30, 2004 and 2003, the results of its operations and cash flows for the period from inception on July 1, 1998 through September 30, 2004.

Interim results are not necessarily indicative of results for the full fiscal year.

Note 2 - Loss Per Share:

Net loss per common share is computed by dividing the loss by the weighted average number of common shares outstanding during the period.  As of September 30, 2004 and 2003, shares to be issued upon the exercise of options and warrants aggregating 6,849,586 and 6,235,753, respectively, at an average exercise price of $2.83 and $2.64, respectively, are not included in the computation of diluted loss per share as the effect is anti-dilutive.

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

Three month periods ended September 30,	2004	2003
Net loss:
As reported	$(553,382)	$(1,400,482)
Stock-based employee compensation costs	(170,239)	(143,501)
Pro forma	$(723,621)	$(1,543,983)
Loss per share:
As reported	$(0.04)	$(0.12)
Pro forma	$(0.05)	$(0.13)

The estimated grant date present value reflected in the above table is determined using the Black-Scholes model.  The material factors incorporated in the Black-Scholes model in estimating the value of the options reflected in the above table for the three-month periods ended September 30, 2004 and 2003 include the following:  (i) an estimated life of 5 and 10 years; (ii) a risk-free rate range of 3.30% to 4.27% and 3.00% to 4.22%, respectively, that represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term; (iii) volatility of 147.83%; and (iv) no annualized dividends paid with respect to a share of Common Stock at the date of grant.  The ultimate values of the options will depend on the future price of the Company’s Common Stock, which cannot be forecast with reasonable accuracy.

Note 4 – Revenue Recognition:

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

Note 5 – Significant Events:

On October 19, 2004, the Company entered into a license agreement with the Broin Companies (“Broin”) to license the Company’s proprietary gene technology to Broin to improve aspects of Broin’s ethanol production capabilities.  The Company will receive an annual payment for each Broin facility that incorporates the Company’s technology.

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes thereto included in the Quarterly Report on Form 10-QSB.  The discussion and analysis may contain forward-looking statements that are based upon current expectations and entail various risks and uncertainties.  Our actual results and the timing of events could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those set forth under “Factors That May Affect Our Business, Future Operating Results and Financial Condition” and elsewhere in this report.

Overview

Our Business

We are a development stage biotechnology company whose mission is to utilize its patented and patent-pending genes (primarily DHS, Factor 5A and Lipase) to:

•                  enhance the quality and productivity of fruits, flowers, vegetables and agronomic crops through the control of cell death in plants (senescence);

•                  develop novel approaches to treat programmed cell death diseases in humans (apoptosis) (e.g., rheumatoid arthritis, Crohn’s disease, glaucoma, or heart disease), which are the result of premature cell death; and

•                  develop novel approaches to treat cancer, a group of diseases in which apoptosis is blocked.

Agricultural results to date include longer shelf life of perishable produce, increased seed and biomass yield and greater tolerance to environmental stress.  Human health results to date include: determining the expression of our patent-pending genes in both ischemic and non-ischemic heart tissue; correlating such genes to certain key immune regulators known as cytokines that have been found to be involved in apoptosis; reducing cytokine induced apoptosis in human optic nerve cell lines and in epithelial cells of the intestine; and inducing apoptosis, while retarding cell proliferation, in both human cancer cell lines derived from tumors and in mice which have the same genetic defect that causes lung cancer in humans.

Our preliminary research reveals that DHS and Factor 5A genes regulate apoptosis in human cells.  We have shown that Factor 5A encodes for proteins with similar structures but that serve different functions (isoforms).  In humans, there are two different isoforms of Factor 5A: the apoptosis isoform, which causes cell death and the growth isoform, which causes cell proliferation. We believe that our Factor 5A technology may have potential application as a means for controlling a broad range of apoptotic diseases, both inflammatory/ischemic diseases and cancers. We have commenced preclinical in-vivo and in-vitro research to determine Factor 5A’s ability to regulate key execution genes, inflammatory cytokines, receptors, and transcription factors which are implicated in numerous apoptotic diseases.

We believe that our technology downregulating the apoptosis isoforms of Factor 5A may have potential application as a means for controlling a broad range of diseases that are attributable to premature apoptosis. Apoptotic diseases include neurodegenerative diseases, retinal diseases, such as glaucoma, heart disease, stroke, Crohn’s disease and rheumatoid arthritis, among others.  We have commenced preclinical research. Using siRNAs against the apoptosis isoform, we have reduced formation of the receptors for LPS, interferon gamma and TNF alpha.   In-vitro experiments have shown that siRNAs against Factor 5A protected human lamina cribrosa (optic nerve) and colon epithelial (HT 29) cells from TNF alpha induced apoptosis.  In-vivo mouse studies have shown that the siRNAs protect thymocyte cells from apoptosis and decreases formation of myeloperoxidase in the lungs of mice challenged with LPS.  We have also determined that inhibiting the apoptosis isoform of Factor 5A downregulates NFkB and JAK1 and decreases the inflammatory cytokines formed through the NFkB and JAK/STAT pathways.  The siRNAs are currently being tested in several preclinical in-vivo inflammatory disease models.

We have established in preclinical studies that upregulation of the apoptosis Factor 5A isoform is able to kill cancer cells through both the p53 (intrinsic) and cell death receptor (extrinsic) immune pathways. Tumors arise when cells that have been targeted by the immune system to undergo apoptosis are unable to do so because of an inability to activate the apoptotic pathways. Because the Factor 5A gene appears to function at the initiation point of the apoptotic pathways, we believe that our gene technology may have potential application as a means of combating a broad range of cancers and have initiated studies with in-vivo cancer models to determine Factor 5A’s ability to shrink human tumors grafted onto mice. We have found that upregulating the apoptosis isoform results in upregulation of p53 and inflammatory cytokine production and increased cell death receptor formation and caspase activity coupled with a simultaneous downregulation of bcl-2 and telomerase. In addition, we have also shown that inhibition of the growth isoform of Factor 5A in cancer cells reduces proliferation of cancer cells.  This will allow us to pursue research of cancer treatments which simultaneously cause cancer cells to die and not allow them to divide further.

Human Health Applications

Most recently, a preclinical study has shown that Factor 5A induced cell death in lung cancer tumors of mice, while healthy tissue remained unaffected.  We conducted this study using mice with the same genetic defect that causes lung cancer in humans.  The mice spontaneously develop lung tumors due to this defect.  Factor 5A, without any targeted delivery technologies, was injected into the blood stream of the mice, and the lung tissue was subsequently analyzed for apoptosis.  There was no evidence of systemic toxicity in the mice as evidenced by no weight loss, mortality or any signs of abnormal apoptosis in any of the vital organs.

Agricultural Applications

We are currently working with lettuce, melon, turfgrass, tomato, canola, Arabidopsis (a model plant that is similar to canola), banana, alfalfa, and certain species of trees and bedding plants, and we have obtained proof of concept for the lipase, DHS and Factor 5A genes in several of these plants.  We have ongoing field trials of lettuce and bananas with our respective partners, and are poised to commence field trials with our partner in forestry products.  The first round of lettuce field trials showed that our technology effectively reduces browning in cut lettuce.  The first and second round of banana field trials have shown that our technology extends the shelf life of banana fruit by 100%.  In addition to the shelf life benefits, field trials are being conducted in a tropical location through this winter to generate disease resistance data for banana plants.  Our near-term research and development initiatives include silencing or reducing the expression of

DHS and Factor 5A genes in these plants and propagation and testing of plants with our silenced genes.

Research Program

We do not expect to generate significant revenues for approximately the next one to two years, during which time we will engage in significant research and development efforts.  We expect to spend significant amounts on the research and development of our technology.  We also expect our research and development costs to increase as we continue to develop and ultimately commercialize our technology.  However, the successful development and commercialization of our technology is highly uncertain.  We cannot reasonably estimate or know the nature, timing and expenses of the efforts necessary to complete the development of our technology, or the period in which material net cash inflows may commence from the commercialization of our technology, including the uncertainty of:

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

Patent and Patent Applications

We have been granted two patents by the United States Patent and Trademark Office, or PTO.  Most recently, on August 10, 2004, we were granted Patent No.6,774,284, entitled “DNA Encoding A Plant Lipase, Transgenic Plants and A Method For Controlling Senescence in Plants”, from the PTO.

In addition to our two patents, we have a wide variety of patent applications, including divisional applications and continuations-in-part, in process with the PTO and internationally.  We intend to continue our strategy of enhancing these new patent applications through the addition of data as it is collected.

Commercialization Strategy

We presently license our technology to agricultural companies capable of incorporating our technology into crops grown for commercial agriculture.  We anticipate revenues from these relationships in the form of licensing fees and royalties from our partners, or in sharing gross profits in the case of the joint venture with Rahan Meristem.  In addition, we anticipate payments from our partners upon our achievement of certain research and development benchmarks.  This commercialization strategy allows us to generate revenues at various stages of product development, while ensuring that our technology is incorporated into a wide variety of crops.  Our optimal partners combine the technological know-how to incorporate our technology into their product line along with the ability to successfully market the enhanced final product, thereby eliminating the need for us to develop and maintain a sales force.  Through September 30, 2004 we have entered into four license and development agreements and one joint venture.  Most recently, on October 19, 2004, we entered into a License Agreement with The Broin Companies to license our proprietary Factor 5A and DHS technology to improve aspects of Broin’s ethanol production capabilities.  The agreement provides for an annual payment for each Broin facility that incorporates the Company’s technology.  If our technology is incorporated at all of Broin’s facilities, we would receive annual payments in excess of one million dollars.

In October 2002, we entered into a non-exclusive sales representative agreement to market and promote our technology in the People’s Republic of China.  Under the terms of the agreement, we will pay a commission to the sales representative based on a percentage of any gross license fees we may receive.  With the assistance of the sales representative, in November 2002, we executed a non-binding letter of intent with the Tianjin Academy of Agricultural Sciences for the exclusive use of our technology in a large variety of fruit and vegetable crops in China.  Discussions have been held with representatives of the Academy as well as government representatives from the city of Tianjin and from the central government of China.  We have also initiated discussions with several Asian biotechnology companies.  Such a company would be necessary to secure the financing for the proposed agreement with the Academy and to commercialize the seeds developed with our technology under the proposed license.  Because of the number of crops the Academy has expressed interest in, the letter of intent called for significant licensing and milestone fees to be paid to us by a commercial partner if the project were successful.  The size of the proposed financial terms in the letter of intent have made attracting such a commercial partner difficult.  As such, ongoing discussions with the Academy have been focused on possibly reducing the number of crops selected so that financial terms may be restructured.  Additionally, discussions with some of these companies and certain central government agencies have focused on direct licensing opportunities that would not include the Academy.

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

We are a developmental stage biotechnology company with a limited operating history and limited assets and capital.  We have incurred losses each year since inception and have an accumulated deficit of $13,128,323 at September 30, 2004.  We have generated minimal revenues by licensing certain of our technology to companies willing to share in our development costs. However, our technology may not be ready for widespread commercialization for several years. We expect to continue to incur losses over the next two to three years because we anticipate that our expenditures on research and development, commercialization and administrative activities will significantly exceed our revenues during that period. We cannot predict when, if ever, we will become profitable.

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

As of September 30, 2004, we had cash and highly-liquid investments valued at $3,467,652 and working capital of $3,130,122.  Using our available reserves as of September 30, 2004, we believe that we can operate according to our current business plan for at least the next twelve months.  To date, we have generated minimal revenues and anticipate that our operating costs will exceed any revenues generated over the next several years.  Therefore, we may be required to raise additional capital in the future in order to operate according to our current business plan, and this funding may not be available on favorable terms, if at all.  In addition, in connection with any funding, if we need to issue more equity securities than our certificate of incorporation currently authorizes, or more than 20% of the shares of our common stock outstanding, we may need stockholder approval.  If stockholder approval is not obtained or if adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. Investors may experience dilution in their investment from future offerings of our common stock. For example, if we raise additional capital by issuing equity securities, such an issuance would reduce the percentage ownership of existing stockholders.  In addition, assuming the exercise of all options and warrants outstanding, as of September 30, 2004, we had 9,360,664 shares of common stock authorized but unissued, which may be issued from time to time by our board of directors without stockholder approval.  Furthermore, we may need to issue securities that have rights, preferences and privileges senior to our common stock.  Failure to obtain financing on acceptable terms would have a material adverse effect on our liquidity.

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

Recent political and social turmoil, including the conflict in Iraq and the current crisis in the Middle East, can be expected to put further pressure on economic conditions in the United States and worldwide.  These political, social and economic conditions may make it difficult for us to plan future business activities.  Specifically, if the current crisis in Israel continues to escalate, our joint venture with Rahan Meristem Ltd. could be adversely affected.

Risks Related to Our Common Stock

Our management and other affiliates have significant control of our common stock and could significantly influence our actions in a manner that conflicts with our interests and the interests of other stockholders.

As of September 30, 2004, our executive officers, directors and affiliated entities together beneficially own approximately 44.2% of the outstanding shares of our common stock, assuming the exercise of options and warrants which are currently exercisable, held by these stockholders.  As a result, these stockholders, acting together, will be able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders.  Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

Our stockholders may experience substantial dilution as a result of the exercise of outstanding options and warrants to purchase our common stock.

As of September 30, 2004, we have granted options outside of our stock option plan to purchase 10,000 shares of our common stock and outstanding warrants to purchase 5,003,586 shares of our common stock.  In addition, as of September 30, 2004, we have reserved 3,000,000 shares of our common stock for issuance upon the exercise of options granted pursuant to our stock option plan, 1,946,000 of which have been granted and 1,054,000 of which may be granted in the future.  The exercise of these options and warrants will result in dilution to our existing stockholders and could have a material adverse effect on our stock price.

A significant portion of our total outstanding shares of common stock may be sold in the market in the near future, which could cause the market price of our common stock to drop significantly.

As of September 30, 2004, we had 13,789,750 shares of our common stock issued and outstanding, of which approximately 1,536,922 shares are registered pursuant to a registration statement on Form S-3, which was declared effective on May 14, 2004, and the remainder of which are either eligible to be sold under SEC Rule 144 or are in the public float.  In addition, we have registered 1,114,741 shares of our Common Stock underlying warrants previously issued on the Form S-3 registration statement that was declared effective on May 14, 2004, and we registered 3,000,000 shares of our common stock underlying options granted or to be granted under our stock option plan.  Consequently, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, may have a material adverse effect on our stock price.

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

The market price of our common stock may fluctuate and may drop below the price you paid.

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

If our common stock were subject to the rules on penny stocks, the market liquidity for our common stock could be severely and adversely affected.  Accordingly, the ability of holders of our common stock to sell their shares in the secondary market may also be adversely affected

Liquidity and Capital Resources

Overview

As of September 30, 2004, our cash balance and investments totaled $3,467,652, and we had working capital of $3,130,122.  As of September 30, 2004, we had a federal tax loss carry-forward of approximately $10,100,000 and a state tax loss carry-forward of approximately $4,800,000 to offset future taxable income. There can be no assurance, however, that we will be able to take advantage of any or all of such tax loss carry-forwards, if at all, in future fiscal years.

Contractual Obligations

The following table lists our cash contractual obligations as of September 30, 2004:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Research and Development Agreements (1)	$1,215,517	$654,726	$560,791	$—	$—
Facility, Rent and Operating Leases (2)	$53,922	$34,056	$19,866	$—	$—
Employment, Consulting and Scientific Advisory Board Agreements (3)	$1,027,146	$607,417	$419,729	$—	$—
Total Contractual Cash Obligations	$2,296,585	$1,296,199	$1,000,386	$—	$—

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

Capital Resources

Since inception, we have generated revenues of $239,165 in connection with the initial fees received under our license and development agreements.  We have not been profitable since inception, we will continue to incur additional operating losses in the future, and we will require additional financing to continue the development and subsequent commercialization of our technology.  While we do not expect to generate significant revenues from the licensing of our technology in the near future, we may enter into additional licensing or other agreements with marketing and distribution partners that may result in additional license fees.  We may also receive revenues from contract research, or other related revenue.

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

Changes to Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004.  There have been no changes to such critical accounting policies and estimates.

Results of Operations

Three Months Ended September 30, 2004 and Three Months Ended September 30, 2003

The net loss for the three-month periods ended September 30, 2004 and September 30, 2003 was $553,382 and $1,400,482, respectively, a decrease of $847,100, or 60.5%.  This decrease was primarily the result of a decrease in general and administrative expenses and research and development expenses.

We had revenue of $12,498 during the three-month period ended September 30, 2004 from the amortized portion of the initial fee on a development and license agreement.  We had no revenue during the three-month period ended September 30, 2003.

Operating expenses consist of general and administrative expenses, research and development expenses and stock-based compensation.  Operating expenses for the three-month periods ended September 30, 2004 and September 30, 2003 were $573,748 and $1,411,393, respectively, a decrease of $837,645, or 59.3%.  This decrease in operating expenses was primarily the result of a decrease in stock-based compensation and research and development expenses, which was partially offset by an increase in other general and administrative expenses.  We expect operating expenses to increase over the next twelve months as we continue to expand our research and development activities.

General and administrative expenses consist primarily of stock-based compensation and other general and administrative costs, which include payroll and benefits, professional services, investor relations, office rent and corporate insurance.  General and administrative expenses for the three-month periods ended September 30, 2004 and September 30, 2003 were $327,763 and $1,139,392, respectively, a decrease of $811,629, or 71.2%.

	Three months ended September 30,
	2004	2003

Stock-based compensation	$—	$843,480
Other general and administrative expenses	327,763	295,912

Total general and administrative expenses	$327,763	$1,139,392

The decrease in stock-based compensation was primarily the result of a warrant being granted, in connection with a financial advisory agreement, to a financial advisor during the three-month period ended September 30, 2003.  The increase in other general and administrative expenses was primarily the result of an increase in payroll and benefits and investor relations expenses.  Payroll and benefits increased during the three-month period ended September 30, 2004, primarily as a result of salary increases.  Investor relations increased during the three-month period ended September 30, 2004 primarily as a result of additional fees incurred in connection with a financial advisory agreement  We expect general and administrative expenses to modestly increase over the next twelve months as several of the above mentioned costs will probably increase primarily due to inflation.

Research and development expenses are incurred in connection with our agricultural and human health research programs and consist primarily of fees associated with a research and development agreement with the University of Waterloo, costs associated with the research being performed at the University of Colorado and other institutions, amortization of the initial fee in connection with a research agreement with Anawah, Inc., consulting fees to the Scientific Advisory Board and other consultants and stock-based compensation. Research and development expenses for the three-month periods ended September 30, 2004 and September 30, 2003 were $245,985 and $272,001, respectively, a decrease of $26,016, or 9.6%. This decrease was primarily the result of a decrease in costs related to certain human health research projects that were completed during the year ended June 30, 2004.  The decrease in costs related to certain human health research projects were partially offset by an increase in the research and development costs incurred in connection with the expanded research undertaken by the University of Waterloo and other institutions as well as the addition of a Vice President – Research in July, 2004.

	Three months ended September 30,
	2004	2003

Stock-based compensation	$—	$—
Other research and development expenses	245,985	272,001

Total research and development expenses	$245,985	$272,001

The breakdown of our research and development expenses between our agricultural and human research programs are as follows:

	Three months ended September 30,
	2004	2003

Agricultural research programs	$113,896	$115,181
Human health research programs	132,089	156,820

Total research and development expenses	$245,985	$272,001

 Period From Inception on July 1, 1998 through September 30, 2004

From inception of operations on July 1, 1998 through September 30, 2004, we had revenues of $239,165, which consisted of the initial license fees in connection with our various development and license agreements.

We have incurred losses each year since inception and have an accumulated deficit of $13,128,323 at September 30, 2004.  We expect to continue to incur losses as a result of expenditures on research, product development and administrative activities.

Item 3.                                                           Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2004.  Based on this evaluation, our chief executive officer and chief financial officer concluded that as of September 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION.

Item 6.                                                           Exhibits.

Exhibits.

10.1*	Indemnification Agreement with David Rector dated as of April, 2002.

10.2*+	Development and License Agreement with Broin and Associates, Inc. dated as of October 14, 2004.

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2*	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

*  Filed herewith.

+ Confidential treatment requested.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENESCO TECHNOLOGIES, INC.

DATE: November 12, 2004	By:	/s/ Bruce C. Galton
Bruce C. Galton, President and Chief Executive Officer (Principal Executive Officer)

DATE: November 12, 2004	By:	/s/ Joel Brooks
Joel Brooks, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)