Form 10QSB
period 2004-12-31
SENESCO TECHNOLOGIES INC
filed 2005-02-14
CIK 1035354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2004

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

Yes:☒	No:☐

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of January 31, 2005:

Class	Number of Shares

Common Stock, $0.01 par value	13,812,696

Transitional Small Business Disclosure Format (check one):

Yes:☐	No:☒

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION.

Item 1.	Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET as of December 31, 2004 (unaudited) and June 30, 2004

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended December 31, 2004 and December 31, 2003,
For the Six Months Ended December 31, 2004 and December 31, 2003,
and From Inception on July 1, 1998 through December 31, 2004 (unaudited)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY From Inception on July 1, 1998 through December 31, 2004 (unaudited)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS For the Six Months Ended December 31, 2004 and December 31, 2003, and From Inception on July 1, 1998 through December 31, 2004 (unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Factors That May Affect Our Business, Future Operating Results and Financial Condition

Liquidity and Capital Resources

Changes to Critical Accounting Policies and Estimates

Results of Operations

Item 3.	Controls and Procedures

PART II.	OTHER INFORMATION.

Item 2.	Changes in Securities and Small Business Issuer Purchase of Equity Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

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

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET

	December 31, 2004	June 30, 2004
	(unaudited)

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$639,492	$186,248
Short-term investments	2,444,971	3,949,774
Prepaid expenses and other current assets	34,145	93,967
Total Current Assets	3,118,608	4,229,989

Property and equipment, net	39,592	51,702
Intangibles, net	1,216,374	922,214
Security deposit	7,187	7,187
TOTAL ASSETS	$4,381,761	$5,211,092

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$91,806	$69,008
Accrued expenses	323,457	287,626
Deferred revenue	8,333	33,333
Total Current Liabilities	423,596	389,967

Grant payable	90,150	90,150
TOTAL LIABILITIES	513,746	480,117

STOCKHOLDERS’ EQUITY:

Preferred stock, $0.01 par value; authorized 5,000,000 shares, no shares issued	—	—
Common stock, $0.01 par value; authorized 30,000,000 shares, issued and outstanding 13,809,750 and 13,787,250 shares, respectively	138,098	137,873
Capital in excess of par	17,342,751	17,168,043
Deficit accumulated during the development stage	(13,612,834)	(12,574,941)
Total Stockholders’ Equity	3,868,015	4,730,975

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,381,761	$5,211,092

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended December 31, 2004	For the Three Months Ended December 31, 2003	For the Six Months Ended December 31, 2004	For the Six Months Ended December 31, 2003	From Inception on July 1, 1998 through December 31, 2004

Revenue	$87,502	$—	$100,000	$—	$326,667

Operating Expenses:

General and administrative	397,095	597,527	724,858	1,736,919	10,634,261
Research and development	337,929	301,144	583,914	573,145	4,247,030
Total Operating Expenses	735,024	898,671	1,308,772	2,310,064	14,881,291

Loss From Operations	(647,522)	(898,671)	(1,208,772)	(2,310,064)	(14,554,624)

Sale of state income tax loss	153,160	91,448	153,160	91,448	586,442
Other noncash income	—	—	—	—	185,627
Interest income, net	9,851	9,037	17,719	19,948	169,721
Net Loss	$(484,511)	$(798,186)	$(1,037,893)	$(2,198,668)	$(13,612,834)

Basic and Diluted Net Loss Per Common Share	$(0.04)	$(0.07)	$(0.08)	$(0.18)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	13,802,357	11,950,053	13,795,102	11,915,049

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FROM INCEPTION ON JULY 1, 1998 THROUGH DECEMBER 31, 2004
(unaudited)

			Capital in Excess of Par Value	Deficit Accumulated During the Development Stage
					Total

	Common Stock
	Shares	Amount

Common stock outstanding	2,000,462	$20,005	$(20,005)	—	—

Contribution of capital	—	—	85,179	—	$85,179

Issuance of common stock in reverse merger on January 22, 1999 at $0.01 per share	3,400,000	34,000	(34,000)	—	—

Issuance of common stock for cash on May 21, 1999 at $2.63437 per share	759,194	7,592	1,988,390	—	1,995,982

Issuance of common stock for placement fees on May 21, 1999 at $0.01 per share	53,144	531	(531)	—	—

Issuance of common stock for cash on January 26, 2000 at $2.867647 per share	17,436	174	49,826	—	50,000

Issuance of common stock for cash on January 31, 2000 at $2.87875 per share	34,737	347	99,653	—	100,000

Issuance of common stock for cash on February 4, 2000 at $2.934582 per share	85,191	852	249,148	——	250,000

Issuance of common stock for cash on March 15, 2000 at $2.527875 per share	51,428	514	129,486	—	130,000

Issuance of common stock for cash on June 22, 2000 at $1.50 per share	1,471,700	14,718	2,192,833	—	2,207,551

See Notes to Condensed Consolidated Financial Statements.

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage	Total
Commissions, legal and bank fees associated with issuances for the year ended June 30, 2000	—	—	$(260,595)	—	$(260,595)

Fair market value of options and warrants vested during the year ended June 30, 2000	—	—	873,779	—	873,779

Fair market value of options granted on October 2, 2000	—	—	80,700	—	80,700

Issuance of common stock and warrants for cash from November 30, 2001 through April 17, 2002 at $1.75 per unit	3,701,430	$37,014	6,440,486	—	6,477,500

Issuance of common stock and warrants associated with bridge loan conversion on December 3, 2001	305,323	3,053	531,263	—	534,316

Commissions, legal and bank fees associated with issuances for the year ended June 30, 2002	—	—	(846,444)	—	(846,444)

Fair market value of options and warrants vested during the year ended June 30, 2002	—	—	577,708	—	577,708

Fair market value of options and warrants vested during the year ended June 30, 2003	—	—	97,497	—	97,497

See Notes to Condensed Consolidated Financial Statements.

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage	Total
Issuance of common stock and warrants for cash from January 15, 2004 through February 12, 2004 at $2.37 per unit	1,536,922	$15,369	$3,627,131	—	$3,642,500

Allocation of proceeds to warrants	—	—	(2,099,090)	—	(2,099,090)

Reclassification of warrants	—	—	1,913,463	—	1,913,463

Commissions, legal and bank fees associated with issuances for the year ended June 30, 2004	—	—	(378,624)	—	(378,624)

Fair market value of options and warrants vested during the year ended June 30, 2004	—	—	1,177,845	—	1,177,845

Options and warrants exercised during the year ended June 30, 2004 at exercise prices ranging from $1.00 - $3.25	370,283	3,704	692,945	—	696,649

Options exercised during the six months ended December 31, 2004 at an exercise price of $2.05	22,500	225	45,900	—	46,125

Fair market value of options and warrants vested during the six months ended December 31, 2004	—	—	128,808	—	128,808

Net loss	—	—	—	$(13,612,834)	(13,612,834)

Balance at December 31, 2004	13,809,750	$138,098	$17,342,751	$(13,612,834)	$3,868,015

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

			From Inception on July 1, 1998 through December 31, 2004

	For the Six Months Ended December 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(1,037,893)	$(2,198,668)	$(13,612,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash capital contribution	—	—	85,179
Noncash conversion of accrued expenses into equity	—	—	131,250
Noncash income related to change in fair value of warrant liability	—	—	(185,627)
Issuance of common stock and warrants for interest	—	—	9,316
Issuance of stock options and warrants for services	128,808	1,084,888	2,805,088
Depreciation and amortization	19,972	15,331	133,809
(Increase) decrease in operating assets:
Prepaid expense and other current assets	59,822	120,238	(34,145)
Security deposit	—	—	(7,187)
Increase (decrease) in operating liabilities:
Accounts payable	22,798	(29,122)	91,806
Accrued expenses	35,831	139,639	323,457
Deferred revenue	(25,000)	—	8,333
Net cash used in operating activities	(795,662)	(867,694)	(10,251,555)

Cash flows from investing activities:
Patent costs	(300,338)	(164,876)	(1,226,136)
Redemption (purchase) of investments, net	1,504,803	798,200	(2,444,971)
Purchase of property and equipment	(1,684)	(1,719)	(163,640)
Net cash provided by (used in) investing activities	1,202,781	631,605	(3,834,747)

Cash flows from financing activities:
Proceeds from grant	—	—	90,150
Proceeds from issuance of bridge notes	—	—	525,000
Proceeds from issuance of common stock	46,125	197,126	14,110,644
Cash provided by financing activities	46,125	197,126	14,725,794

Net increase (decrease) in cash and cash equivalents	453,244	(38,963)	639,492

Cash and cash equivalents at beginning of period	186,248	319,930	—

Cash and cash equivalents at end of period	$639,492	$280,967	$639,492

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—	$22,317

Supplemental schedule of noncash financing activity:
Conversion of bridge notes into stock	$—	$—	$534,316

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of December 31, 2004, the results of its operations for the three-month and six-month periods ended December 31, 2004, cash flows for six-month periods ended December 31, 2004 and 2003, the results of its operations and cash flows for the period from inception on July 1, 1998 through December 31, 2004.

Interim results are not necessarily indicative of results for the full fiscal year.

Note 2 - Loss Per Share:

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  As of December 31, 2004 and 2003, shares to be issued upon the exercise of options and warrants aggregating 7,140,086 and 6,308,094 respectively, at an average exercise price of $2.86 and $2.67, respectively, are not included in the computation of diluted loss per share as the effect is anti-dilutive.

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

Three month periods ended December 31,	2004	2003
Net loss:
As reported	$(484,511)	$(798,186)
Stock-based employee compensation costs	(157,335)	(164,645)

Pro forma	$(641,846)	$(962,831)

Loss per share:
As reported	$(0.04)	$(0.07)

Pro forma	$(0.05)	$(0.08)

Six month periods ended December 31,	2004	2003
Net loss:
As reported	$(1,037,893)	$(2,198,668)
Stock-based employee compensation costs	(327,594)	(308,146)

Pro forma	$(1,365,487)	$(2,506,814)

Loss per share:
As reported	$(0.08)	$(0.18)

Pro forma	$(0.10)	$(0.21)

The estimated grant date present value reflected in the above table is determined using the Black-Scholes model.  The material factors incorporated in the Black-Scholes model in estimating the value of the options reflected in the above table for the three-month and six-month periods ended December 31, 2004 and 2003 include the following:  (i) an estimated life of 5 and 10 years; (ii) a risk-free rate range of 3.30% to 4.19% and 3.80% to 4.24%, respectively, that represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term; (iii) volatility of 111.0% and 147.8%, respectively; and (iv) no annualized dividends paid with respect to a share of Common Stock at the date of grant.  The ultimate values of the options will depend on the future price of the Company’s Common Stock, which cannot be forecast with reasonable accuracy.

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

Note 5 – Significant Events:

On December 16, 2004, the board of directors unanimously approved and the Company granted (i) options under the 1998 Stock Incentive Plan, as amended (the “Plan”), to purchase an aggregate of 120,000 shares of the Company’s Common Stock (“Common Stock”) to certain members of the Board at an exercise price equal to $3.45 per share, with one-half of such options exercisable on the date of grant and one-half of such options becoming exercisable on the first anniversary from the date of grant; (ii) options under the Plan to purchase an aggregate of 175,500 shares of Common Stock to the members of the Company’s Scientific Advisory Board, certain research consultants and executive officers of the Company, at an exercise price equal to $3.45 per share, with one-third of such options exercisable on the date of grant and one-third of such options becoming exercisable on each of the first and second anniversaries from the date of grant; and (iii) a warrant to purchase 15,000 shares of Common Stock to Forbes, Inc. at an exercise price equal to $3.45 per share, with one-third of such options exercisable on the date of grant and one-third of such options becoming exercisable on each of the first and second anniversaries from the date of grant.

Pursuant to the New Jersey Technology Tax Credit Transfer Program, the Company sold its entire New Jersey net operating loss tax benefit for the fiscal year ended June 30, 2003 in the amount of $177,063 and received net proceeds of $153,160.

On October 19, 2004, the Company entered into a license agreement with the Broin Companies (“Broin”) to license the Company’s proprietary gene technology to Broin to improve aspects of Broin’s ethanol production capabilities.  The Company will receive an annual payment for each Broin facility that incorporates the Company’s technology.

On December 15, 2004, the Company terminated the Research Agreement with University Health Network.

Note 6 – Subsequent Event:

                                                On January 3, 2005, the Company terminated the Collaboration Agreement with Anawah, Inc.  Under the terms of the agreement, Senesco will retain its exclusive license to Anawah’s DHS Gene Mutation technology for the selected gene target in the specific field of use.

Note 7 – New Accounting Pronouncements

In December, 2004, the Financial Accounting Standards Board revised standard No. 123, Share-Based Payments.  The revision addresses the accounting for share-based awards to employees, including incentive stock options.  The revision eliminates the ability to account for share-based compensation transactions using APB 25 and requires that such transactions be accounted for using a fair-value-based method.  The revision is effective for public companies that do not file as a small business issuer as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 or December 15, 2005 for small business issuers.  The Company currently accounts for its stock-based compensation plans in accordance with APB 25.  Therefore, the adoption of this statement could have a material effect on the Company’s consolidated financial statements.

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

Overview

Our Business

We are a development stage biotechnology company whose mission is to utilize its patented and patent-pending genes, primarily DHS, Factor 5A and Lipase, to:

•                  enhance the quality and productivity of fruits, flowers, vegetables and agronomic crops through the control of cell death in plants, referred to as senescence;

•                  develop novel approaches to treat inflammatory and / or programmed cell death diseases in humans, referred to as apoptosis, such as rheumatoid arthritis, Crohn’s disease, glaucoma, or heart disease, which are the result of inflammation and / or premature cell death; and

•                  develop novel approaches to treat cancer, a group of diseases in which apoptosis does not occur normally.

Agricultural results to date include longer shelf life of perishable produce, increased seed and biomass yield and greater tolerance to environmental stresses and certain fungal diseases.  Human health results to date include: determining the expression of our patent-pending genes in both ischemic and non-ischemic heart tissue; correlating such genes to certain key immune regulators known as cytokines that have been found to be involved in apoptosis; reducing cytokine induced apoptosis in human optic nerve cell lines and in epithelial cells of the intestine; and inducing apoptosis, while retarding cell proliferation, in both human cancer cell lines derived from tumors and in mice which have the same genetic defect that can cause lung cancer in humans.

Our preliminary research reveals that DHS and Factor 5A genes regulate apoptosis in human cells.  We have shown that Factor 5A encodes for proteins with similar structures, isoforms, but that serve different functions.  In humans, there are two different isoforms of Factor 5A: the apoptosis isoform, which causes cell death and the growth isoform, which causes cell proliferation. We believe that our Factor 5A technology may have potential application as a means for controlling a broad range of apoptotic diseases, both inflammatory/ischemic diseases and cancers. We have commenced preclinical in-vivo and in-vitro research to determine Factor 5A’s ability to regulate key execution genes, inflammatory cytokines, receptors, and transcription factors which are implicated in numerous apoptotic diseases.

We believe that our technology’s downregulation of the cell death isoform of Factor 5A may have potential application as a means for controlling a broad range of diseases that are attributable to either premature apoptosis or inflammation. Apoptotic diseases include neurodegenerative diseases, retinal diseases, such as glaucoma, heart disease, and stroke, and certain inflammatory diseases such as Crohn’s disease and rheumatoid arthritis, among others.  We have commenced preclinical research on a variety of these diseases. Using siRNAs against the apoptosis isoform of Factor 5A, we have reduced formation of the receptors for LPS, interferon gamma and TNF-alpha.  In-vitro experiments have shown that siRNAs against Factor 5A protected human lamina cribrosa (optic nerve) and colon epithelial (HT 29) cells from TNF alpha induced apoptosis.  In-vivo mouse studies have shown that the siRNAs protect thymocyte cells from apoptosis and decreases formation of myeloperoxidase, TNF, MIP-1alpha, and IL-1 in the lungs of mice challenged with LPS.  We have also determined that inhibiting the apoptosis isoform of Factor 5A downregulates NFkB and JAK1 and decreases the inflammatory cytokines formed through the NFkB and JAK/STAT pathways.  The siRNAs are currently being tested in several preclinical in-vivo inflammatory disease models.

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

Human Health Applications

In April 2004, we reported on a preclinical study has shown that Factor 5A induced cell death in lung cancer tumors of mice, while healthy tissue remained unaffected.  We conducted this study using mice with the same genetic defect that causes lung cancer in humans.  The mice spontaneously develop lung tumors due to this defect.  Factor 5A, without any targeted delivery technologies, was injected into the blood stream of the mice, and the lung tissue was subsequently analyzed for apoptosis.  The data from this study reveal that lung tumor cells underwent cell death, while the surrounding healthy tissue was unaffected.  There was no evidence of systemic toxicity in the mice as evidenced by no weight loss, mortality or any signs of abnormal apoptosis in any of the vital organs.  These experiments are currently being repeated to further study delivery, toxicity and efficacy.

Agricultural Applications

We are currently working with lettuce, turfgrass, tomato, canola, Arabidopsis (a model plant that is similar to canola), banana, alfalfa, and certain species of trees and bedding plants, and we have obtained proof of concept for the use of the lipase, DHS and Factor 5A genes in several of these plants.  We have ongoing field trials of trees, lettuce and bananas with our respective partners.  The first round of lettuce field trials showed that our technology effectively reduces browning in cut lettuce.  The first and second round of banana field trials have shown that our technology extends the shelf life of banana fruit by 100%.  In addition to the shelf life benefits, field trials are being conducted in a tropical location through this winter to generate disease resistance data for banana plants.  Commercialization may require a combination of traits in a crop, such as both shelf life and disease resistance, or other traits.  Our near-term research and development initiatives include silencing or reducing the expression of DHS and Factor 5A genes in these plants and propagation and testing of plants with our silenced genes.

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

Commercialization Strategy

We presently license our technology to agricultural companies capable of incorporating our technology into crops grown for commercial agriculture.  We anticipate revenues from these relationships in the form of licensing fees and royalties from our partners, or in sharing gross profits in the case of the joint venture with Rahan Meristem.  In addition, we anticipate payments from our partners upon our achievement of certain research and development benchmarks.  This commercialization strategy allows us to generate revenues at various stages of product development, while ensuring that our technology is incorporated into a wide variety of crops.  Our optimal partners combine the technological know-how to incorporate our technology into their product line along with the ability to successfully market the enhanced final product, thereby eliminating the need for us to develop and maintain a sales force.  Through December 31, 2004 we have entered into five license and development agreements and one joint venture.

In October 2002, we entered into a non-exclusive sales representative agreement to market and promote our technology in the People’s Republic of China.  Under the terms of the agreement, we will pay a commission to the sales representative based on a percentage of any gross license fees we may receive.  With the assistance of the sales representative, in November 2002, we executed a non-binding letter of intent with the Tianjin Academy of Agricultural Sciences for the exclusive use of our technology in a large variety of fruit and vegetable crops in China.  Discussions have been held with representatives of the Academy as well as government representatives from the city of Tianjin and from the central government of China.  We have also initiated discussions with several Asian biotechnology companies.  Such a company would be necessary to secure the financing for the proposed agreement with the Academy and to commercialize the seeds developed with our technology under the proposed license.  Because of the number of crops the Academy has expressed interest in, the letter of intent called for significant licensing and milestone fees to be paid to us by a commercial partner if the project were successful.  The size of the proposed financial terms in the letter of intent have made attracting such a commercial partner difficult.  As such, ongoing discussions with the Academy have been focused on possibly reducing the number of crops selected so that financial terms may be restructured.  Additionally, discussions with some of these companies and certain central government agencies have focused on direct licensing opportunities that would not include the Academy.  We continue to have ongoing discussions with various entities, but we cannot assure you that any final agreements may be consummated.

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

We are a development stage biotechnology company with a limited operating history and limited assets and capital.  We have incurred losses each year since inception and have an accumulated deficit of $13,612,834 at December 31, 2004.  We have generated minimal revenues by licensing certain of our technology to companies willing to share in our development costs. However, our technology may not be ready for widespread commercialization for several years. We expect to continue to incur losses over the next two to three years because we anticipate that our expenditures on research and development, commercialization and administrative activities will significantly exceed our revenues during that period. We cannot predict when, if ever, we will become profitable.

We depend on a single principal technology and, if our technology is not commercially successful, we will have no alternative source of revenue.

Our primary business is the development and commercial exploitation of technology to identify, isolate, characterize and silence genes which control the death of cells in plants and humans.  Our future revenue and profitability critically depend upon our ability to successfully develop senescence and apoptosis gene technology and later market and license such technology at a profit.  We have conducted experiments on certain crops with favorable results and have conducted certain preliminary cell-line and animal experiments, which have provided us with data upon which we have designed additional research programs. However, we cannot give any assurance that our technology will be commercially successful or economically viable for any crops or human health applications.

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

We rely on third parties to perform all of our research and development activities.  Our primary research and development efforts take place at the University of Waterloo in Ontario, Canada, where our technology was discovered, the University of Colorado, the Mayo Clinic, the University of Virginia, a research hospital in Canada, and with our commercial partners.  At this time, we do not have the internal capabilities to perform our research and development activities.  Accordingly, the failure of third-party research partners, such as the University of Waterloo, to perform under agreements entered into with us, or our failure to renew important research agreements with these third parties, may delay or curtail our research and development efforts.

We have significant future capital needs and may be unable to raise capital when needed, which could force us to delay or reduce our research and development efforts.

As of December 31, 2004, we had cash and highly-liquid investments valued at $3,084,463 and working capital of $2,695,012.  Using our available reserves as of December 31, 2004, we believe that we can operate according to our current business plan for at least the next twelve months.  To date, we have generated minimal revenues and anticipate that our operating costs will exceed any revenues generated over the next several years.  Therefore, we may be required to raise additional capital in the future in order to operate according to our current business plan, and this funding may not be available on favorable terms, if at all.  In addition, in connection with any funding, if we need to issue more equity securities than our certificate of incorporation currently authorizes, or more than 20% of the shares of our common stock outstanding, we may need stockholder approval.  If stockholder approval is not obtained or if adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. Investors may experience dilution in their investment from future offerings of our common stock. For example, if we raise additional capital by issuing equity securities, such an issuance would reduce the percentage ownership of existing stockholders.  In addition, assuming the exercise of all options and warrants outstanding, as of December 31, 2004, we had 8,960,614 shares of common stock authorized but unissued, which may be issued from time to time by our board of directors without stockholder approval.  Furthermore, we may need to issue securities that have rights, preferences and privileges senior to our common stock.  Failure to obtain financing on acceptable terms would have a material adverse effect on our liquidity.

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

We are highly dependent on our scientific advisors, consultants and third-party research partners.  Our success will also depend in part on the continued service of our key employees and our ability to identify, hire and retain additional qualified personnel in an intensely competitive market.  Although we have employment agreements with all of our key employees and a research agreement with Dr. Thompson, these agreements may be terminated upon no or short notice.  We do not maintain key person life insurance on any member of management.  The failure to attract and retain key personnel could limit our growth and hinder our research and development efforts.

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

As of December 31, 2004, our executive officers, directors and affiliated entities together beneficially own approximately 46.1% of the outstanding shares of our common stock, assuming the exercise of options and warrants which are currently exercisable, held by these stockholders.  As a result, these stockholders, acting together, will be able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders.  Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

Our stockholders may experience substantial dilution as a result of the exercise of outstanding options and warrants to purchase our common stock.

As of December 31, 2004, we have granted options outside of our stock option plan to purchase 10,000 shares of our common stock and outstanding warrants to purchase 5,018,586 shares of our common stock.  In addition, as of December 31, 2004, we have reserved 3,000,000 shares of our common stock for issuance upon the exercise of options granted pursuant to our stock option plan, 2,111,500 of which have been granted and 798,500 of which may be granted in the future.  The exercise of these options and warrants will result in dilution to our existing stockholders and could have a material adverse effect on our stock price.

A significant portion of our total outstanding shares of common stock may be sold in the market in the near future, which could cause the market price of our common stock to drop significantly.

As of December 31, 2004, we had 13,809,750 shares of our common stock issued and outstanding, of which approximately 1,536,922 shares are registered pursuant to a registration statement on Form S-3, which was declared effective on May 14, 2004, and the remainder of which are either eligible to be sold under SEC Rule 144 or are in the public float.  In addition, we have registered 1,114,741 shares of our Common Stock underlying warrants previously issued on the Form S-3 registration statement that was declared effective on May 14, 2004, and we registered 3,000,000 shares of our common stock underlying options granted or to be granted under our stock option plan.  Consequently, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, may have a material adverse effect on our stock price.

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

Overview

As of December 31, 2004, our cash balance and investments totaled $3,084,463, and we had working capital of $2,695,012.  As of December 31, 2004, we had a federal tax loss carry-forward of approximately $10,500,000 and a state tax loss carry-forward of approximately $3,200,000 to offset future taxable income. There can be no assurance, however, that we will be able to take advantage of any or all of such tax loss carry-forwards, if at all, in future fiscal years.

Contractual Obligations

The following table lists our cash contractual obligations as of December 31, 2004:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years

Research and Development Agreements (1)	$1,078,670	$670,822	$407,848	$—	$—

Facility, Rent and Operating Leases (2)	$45,408	$34,056	$11,352	$—	$—

Employment, Consulting and Scientific Advisory Board Agreements (3)	$923,125	$585,896	$377,229	$—	$—

Total Contractual Cash Obligations	$2,047,203	$1,290,774	$756,429	$—	$—

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

Capital Resources

Since inception, we have generated revenues of $326,667 in connection with the initial fees received under our license and development agreements.  We have not been profitable since inception, we will continue to incur additional operating losses in the future, and we will require additional financing to continue the development and subsequent commercialization of our technology.  While we do not expect to generate significant revenues from the licensing of our technology in the next one to two years, we may enter into additional licensing or other agreements with marketing and distribution partners that may result in additional license fees.  We may also receive revenues from contract research, or other related revenue.

In December, 2004, the Company sold its entire New Jersey net operating loss tax benefit for the fiscal year ended June 30, 2003 in the amount of $177,063 and received net proceeds of $153,160.

We anticipate that, based upon our current cash and investments, we will be able to fund operations for at least the next twelve months. Over the next twelve months, we plan to fund our research and development and commercialization activities by (i) utilizing our current cash balance and investments, (ii) achieving some of the milestones set forth in our current licensing agreements, (iii) through the execution of additional licensing agreements for our technology, and (iv)  through a sale of our securities, if necessary.

Changes to Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004.  There have been no changes to such critical accounting policies and estimates.

Results of Operations

Three Months Ended December 31, 2004 and Three Months Ended December 31, 2003

The net loss for the three-month periods ended December 31, 2004 and December 31, 2003 was $484,511 and $798,186, respectively, a decrease of $313,675, or 39.3%.  This decrease was primarily the result of an increase in revenue and a decrease in general and administrative expenses, which was partially offset by an increase in research and development expenses.

We had revenue of $87,502 during the three-month period ended December 31, 2004, which consisted of the amortized portion of the initial fee on a development and license agreement and a milestone payment on another development agreement.  We had no revenue during the three-month period ended December 31, 2003.

Operating expenses consist of general and administrative expenses, research and development expenses and stock-based compensation.  Operating expenses for the three-month periods ended December 31, 2004 and December 31, 2003 were $735,024 and $898,671, respectively, a decrease of $163,647, or 18.2%.  This decrease in operating expenses was primarily the result of a decrease in stock-based compensation and general and administrative expenses.  We expect operating expenses to increase over the next twelve months as we continue to expand our research and development activities.

General and administrative expenses consist primarily of stock-based compensation and other general and administrative costs, which include payroll and benefits, professional services, investor relations, office rent and corporate insurance.  General and administrative expenses for the three-month periods ended December 31, 2004 and December 31, 2003 were $397,095 and $597,527, respectively, a decrease of $200,432, or 33.5%.

	Three months ended December 31,
	2004	2003

Stock-based compensation	$37,418	$189,740
Other general and administrative expenses	359,677	407,787

Total general and administrative expenses	$397,095	$597,527

The decrease in stock-based compensation was primarily the result of fewer options and warrants, which were granted to various consultants, vesting during the three-month period ended December 31, 2004.  The decrease in other general and administrative expenses was primarily the result of a decrease in investor relations, legal and accounting expenses, which was partially offset by an increase in payroll and benefits.  Investor relations decreased primarily as a result of fees no longer being incurred in connection with a financial advisory agreement that expired in September, 2004.  Legal and accounting decreased primarily as a result of greater efficiencies achieved in the audit of our financial statements and the review of our regulatory filings.  Payroll and benefits increased primarily as a result of salary increases.  We expect general and administrative expenses to increase over the next twelve months as several of the above mentioned costs will probably increase primarily due to inflation and greater regulatory requirements.

Research and development expenses are incurred in connection with our agricultural and human health research programs and consist primarily of fees associated with a research and development agreement with the University of Waterloo, costs associated with the research being performed at the University of Colorado, University of Virginia, Mayo Clinic and other institutions, consulting fees to the Scientific Advisory Board and other consultants, payroll and benefits, and stock-based compensation. Research and development expenses for the three-month periods ended December 31, 2004 and December 31, 2003 were $337,929 and $301,144, respectively, an increase of $36,785, or 12.2%. This increase was primarily the result of an increase in stock based compensation due to a greater amount of options, which were issued to various consultants, vesting during the period, payroll and benefits related to the addition of a Vice President – Research in July, 2004, expanded research undertaken by the University of Waterloo and other institutions, and an unfavorable exchange rate variance between the US dollar and Canadian dollar.  These increases were partially offset by a decrease in other costs related to certain human health research projects that were completed during the year ended June 30, 2004 and the termination of a human health research project in December 2004.

	Three months ended December 31,
	2004	2003

Stock-based compensation	$91,390	$51,668
Other research and development expenses	246,539	249,476

Total research and development expenses	$337,929	$301,144

The breakdown of our research and development expenses between our agricultural and human research programs are as follows:

	Three months ended December 31,
	2004	2003

Agricultural research programs	$191,194	$156,823
Human health research programs	146,735	144,321

Total research and development expenses	$337,929	$301,144

The human health research programs as a percentage of the total research and development decreased from 47.9% to 43.4% primarily due to the termination of a human health research project with University Health Network.  The related accrued costs for September through November 2004 were reversed in December 2004.  We expect the percentage of human health research programs to increase as a percentage of the total research and development expenses as we continue to expand our human health initiatives.

Six Months Ended December 31, 2004 and Six Months Ended December 31, 2003

The net loss for the six-month periods ended December 31, 2004 and December 31, 2003 was $1,037,893 and $2,198,668, respectively, a decrease of $1,160,775, or 52.8%.  This decrease was primarily the result of an increase in revenue and a decrease in general and administrative expenses, which was partially offset by an increase in research and development expenses.

We had revenue of $100,000 during the six-month period ended December 31, 2004, which consisted of the amortized portion of the initial fee on a development and license agreement and a milestone payment on another development agreement.  We had no revenue during the six-month period ended December 31, 2003.

Operating expenses consist of general and administrative expenses, research and development expenses and stock-based compensation.  Operating expenses for the six-month periods ended December 31, 2004 and December 31, 2003 were $1,308,772 and $2,310,064, respectively, a decrease of $1,001,292, or 43.3%.  This decrease in operating expenses was primarily the result of a decrease in stock-based compensation.  We expect operating expenses to increase over the next twelve months as we continue to expand our research and development activities.

General and administrative expenses consist primarily of stock-based compensation and other general and administrative costs, which include payroll and benefits, professional services, investor relations, office rent and corporate insurance.  General and administrative expenses for the six-month periods ended December 31, 2004 and December 31, 2003 were $724,858 and $1,736,919, respectively, a decrease of $1,012,061, or 58.3%.

	Six months ended December 31,
	2004	2003

Stock-based compensation	$37,418	$1,033,220
Other general and administrative expenses	687,440	703,699

Total general and administrative expenses	$724,858	$1,736,919

The decrease in stock-based compensation was primarily the result of a warrant being granted to a financial advisor during the six-month period ended December 31, 2003 and fewer options and warrants, which were granted to various consultants, vesting during the six-month period ended December 31, 2004.  The decrease in other general and administrative expenses was primarily the result of a decrease in investor relations, legal and accounting expenses and insurance, which was partially offset by an increase in payroll and benefits.  Investor relations decreased primarily as a result of fees no longer being incurred in connection with a financial advisory agreement that expired in October 2003.  Legal and accounting decreased primarily as a result of greater efficiencies achieved in the audit of our financial statements and the review of our regulatory filings.  Insurance decreased primarily due to a softening in the officers and directors liability insurance marketplace.  Payroll and benefits increased primarily as a result of salary increases.  We expect general and administrative expenses to increase over the next twelve months as several of the above mentioned costs will probably increase primarily due to inflation and greater regulatory requirements.

Research and development expenses are incurred in connection with our agricultural and human health research programs and consist primarily of fees associated with a research and development agreement with the University of Waterloo, costs associated with the research being performed at the University of Colorado, University of Virginia, Mayo Clinic and other institutions, consulting fees to the Scientific Advisory Board and other consultants, payroll and benefits, and stock-based compensation. Research and development expenses for the six-month periods ended December 31, 2004 and December 31, 2003 were $583,914 and $573,145 respectively, an increase of $10,769, or 1.9%. This increase was primarily the result of an increase in stock based compensation due to a greater amount of options, which were issued to various consultants, vesting during the period, payroll and benefits related to the addition of a Vice President – Research in July, 2004, expanded research undertaken by the University of Waterloo and other institutions, and an unfavorable exchange rate variance between the US dollar and Canadian dollar.  These increases were partially offset by a decrease in other costs related to certain human health research projects that were completed during the year ended June 30, 2004 and the termination of a human health research project in December, 2004.

	Six months ended December 31,
	2004	2003

Stock-based compensation	$91,390	$51,668
Other research and development expenses	492,524	521,477

Total research and development expenses	$583,914	$573,145

The breakdown of our research and development expenses between our agricultural and human research programs are as follows:

	Six months ended December 31,
	2004	2003

Agricultural research programs	$305,090	$272,004
Human health research programs	278,824	301,141

Total research and development expenses	$583,914	$573,145

The human health research programs as a percentage of the total research and development decreased from 52.5% to 47.8% primarily due to the termination of a human health research project with University Health Network.  The related accrued costs for September through November, 2004 were reversed in December, 2004.  We expect the percentage of human health research programs to increase as a percentage of the total research and development expenses as we continue to expand our human health initiatives.

Period From Inception on July 1, 1998 through December 31, 2004

From inception of operations on July 1, 1998 through December 31, 2004, we had revenues of $326,667, which consisted of the initial license fees and milestone payments in connection with our various development and license agreements.

We have incurred losses each year since inception and have an accumulated deficit of $13,612,834 at December 31, 2004.  We expect to continue to incur losses as a result of expenditures on research, product development and administrative activities.

Item 3.                                   Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2004.  Based on this evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION.

Item 2.                                   Changes in Securities and Small Business Issuer Purchases of Equity Securities.

On December 16, 2004, our Board of Directors unanimously approved and we granted: (i) options under the our stock option plan to purchase an aggregate of 120,000 shares of common stock to certain members of the Board of Directors at an exercise price equal to $3.45 per share, with one-half of such options exercisable on the date of grant and one-half of such options becoming exercisable on the first anniversary from the date of grant; (ii) options under our stock option plan to purchase an aggregate of 175,500 shares of common stock to the members of our Scientific Advisory Board, certain research consultants and executive officers of our Company, at an exercise price equal to $3.45 per share, with one-third of such options exercisable on the date of grant and one-third of such options becoming exercisable on each of the first and second anniversaries from the date of grant; and (iii) a warrant to purchase 15,000 shares of common stock to Forbes, Inc. at an exercise price equal to $3.45 per share, with one-third of such warrant exercisable on the date of grant and one-third of such warrant becoming exercisable on each of the first and second anniversaries from the date of grant.

Item 4.                                   Submission of Matters to a Vote of Security Holders.

(a)          Our annual meeting of stockholders was held on December 16, 2004.

(b)         The following is a complete list of our current directors, each of whom was elected to a one-year term at the meeting, and whose term of office continued after the meeting.

Ruedi Stalder

Bruce C. Galton

John E. Thompson, Ph.D.

Christopher Forbes

Thomas C. Quick

David Rector

John Braca

(c)          There were 8,665,666 shares of common stock present at the meeting in person or by proxy, out of a total number of 13,789,750 shares of common stock issued and outstanding and entitled to vote at the meeting.

The proposals and results of the vote of the stockholders taken at the meeting by ballot and by proxy as solicited by us on behalf of our Board of Directors were as follows:

(A)      For the election of the nominees for our Board of Directors:

Nominee	For	Against	Withheld

Ruedi Stalder	8,647,886	17,780	-
Bruce C. Galton	8,663,386	2,280	-
John E. Thompson, Ph.D.	8,663,386	2,280	-
Christopher Forbes	8,657,386	8,280	-
Thomas C. Quick	8,663,386	2,280	-
David Rector	8,657,386	8,280	-
John Braca	8,663,386	2,280	-

(B)        For the proposal to ratify the appointment of Goldstein Golub and Kessler, LLP as our independent auditors for the fiscal year ending June 30, 2005:

For	Against	Abstain

8,632,756	7,630	25,280

Item 6.                                 Exhibits.

Exhibits.

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2*	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

*                 Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENESCO TECHNOLOGIES, INC.

DATE: February 14, 2005	By:	/s/ Bruce C. Galton
Bruce C. Galton, President and Chief Executive Officer
(Principal Executive Officer)

DATE: February 14, 2005	By:	/s/ Joel Brooks
Joel Brooks, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)