Form 10QSB
period 2005-03-31
SENESCO TECHNOLOGIES INC
filed 2005-05-16
CIK 1035354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

Yes: ☒	No: ☐

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of May 11, 2005:

Class	Number of Shares

Common Stock, $0.01 par value	15,467,388

Transitional Small Business Disclosure Format (check one):

Yes: ☐	No: ☒

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET
as of March 31, 2005 (unaudited) and June 30, 2004

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2005 and March 31, 2004, For the Nine Months Ended March 31, 2005 and March 31, 2004, and From Inception on July 1, 1998 through March 31, 2005 (unaudited)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
From Inception on July 1, 1998 through March 31, 2005 (unaudited)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Months Ended March 31, 2005 and March 31, 2004, and From Inception on July 1, 1998 through March 31, 2005 (unaudited)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Factors That May Affect Our Business, Future Operating Results and Financial Condition

Liquidity and Capital Resources

Changes to Critical Accounting Policies and Estimates

Results of Operations

Item 3.	Controls and Procedures

PART II.	OTHER INFORMATION.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

Item 5.	Other Information

Item 6.	Exhibits

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

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31,	June 30,
	2005	2004
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$194,953	$186,248
Short-term investments	2,091,520	3,949,774
Prepaid expenses and other current assets	74,521	93,967
Total Current Assets	2,360,994	4,229,989

Property and equipment, net	33,051	51,702
Intangibles, net	1,301,606	922,214
Security deposit	7,187	7,187
TOTAL ASSETS	$3,702,838	$5,211,092

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$109,567	$69,008
Accrued expenses	198,201	287,626
Deferred revenue	45,833	33,333
Total Current Liabilities	353,601	389,967

Grant payable	90,150	90,150
TOTAL LIABILITIES	443,751	480,117

STOCKHOLDERS’ EQUITY:

Preferred stock, $0.01 par value; authorized 5,000,000 shares, no shares issued	—	—
Common stock, $0.01 par value; authorized 30,000,000 shares, issued and outstanding 13,871,737 and 13,787,250 shares, respectively	138,717	137,873
Capital in excess of par	17,412,607	17,168,043
Deficit accumulated during the development stage	(14,292,237)	(12,574,941)
Total Stockholders’ Equity	3,259,087	4,730,975

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,702,838	$5,211,092

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,	For the Nine Months Ended March 31,	For the Nine Months Ended March 31,	From Inception on July 1, 1998 through March 31,
	2005	2004	2005	2004	2005

Revenue	$12,500	$4,167	$112,500	$4,167	$339,167

Operating Expenses:

General and administrative	340,950	294,125	1,065,808	2,031,044	10,975,211
Research and development	364,080	320,559	947,994	893,704	4,611,110
Total Operating Expenses	705,030	614,684	2,013,802	2,924,748	15,586,321

Loss From Operations	(692,530)	(610,517)	(1,901,302)	(2,920,581)	(15,247,154)

Sale of state income tax loss	—	—	153,160	91,448	586,442
Other noncash income	—	185,627	—	185,627	185,627
Interest income, net	13,127	7,879	30,846	27,827	182,848
Net Loss	$(679,403)	$(417,011)	$(1,717,296)	$(2,615,679)	$(14,292,237)

Basic and Diluted Net Loss Per Common Share	$(0.05)	$(0.03)	$(0.12)	$(0.21)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	13,827,151	13,137,522	13,805,629	12,319,576

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FROM INCEPTION ON JULY 1, 1998 THROUGH MARCH 31, 2005
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

(continued)

See Notes to Condensed Consolidated Financial Statements.

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage	Total

Issuance of common stock and warrants for cash from January 15, 2004 through February 12, 2004 at $2.37 per unit	1,536,922	$15,369	$3,627,131	—	$3,642,500

Allocation of proceeds to warrants	—	—	(2,099,090)	—	(2,099,090)

Reclassification of warrants	—	—	1,913,463	—	1,913,463

Commissions, legal and bank fees associated with issuances for the year ended June 30, 2004	—	—	(378,624)	—	(378,624)

Fair market value of options and warrants vested during the year ended June 30, 2004	—	—	1,177,845	—	1,177,845

Options and warrants exercised during the year ended June 30, 2004 at exercise prices ranging from $1.00 - $3.25	370,283	3,704	692,945	—	696,649

Options and warrants exercised during the nine months ended March 31, 2005 at exercise prices ranging from $1.50 to $3.19	84,487	844	60,281	—	61,125

Fair market value of options and warrants vested during the nine months ended March 31, 2005	—	—	184,283	—	184,283

Net loss	—	—	—	$(14,292,237)	(14,292,237)

Balance at March 31, 2005	13,871,737	$138,717	$17,412,607	$(14,292,237)	$3,259,087

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	For the Nine Months Ended March 31,		From Inception on July 1, 1998 through March 31,
	2005	2004	2005
Cash flows from operating activities:
Net loss	$(1,717,296)	$(2,615,679)	$(14,292,237)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash capital contribution	—	—	85,179
Noncash conversion of accrued expenses into equity	—	—	131,250
Noncash income related to change in fair value of warrant liability	—	(185,627)	(185,627)
Issuance of common stock and warrants for interest	—	—	9,316
Issuance of stock options and warrants for services	184,283	1,177,845	2,860,563
Depreciation and amortization	31,764	22,820	145,601
(Increase) decrease in operating assets:
Prepaid expense and other current assets	19,446	117,925	(74,521)
Security deposit	—	—	(7,187)
Increase (decrease) in operating liabilities:
Accounts payable	40,559	(31,346)	109,567
Accrued expenses	(89,425)	201,098	198,201
Deferred revenue	12,500	45,833	45,833
Net cash used in operating activities	(1,518,169)	(1,267,131)	(10,974,062)

Cash flows from investing activities:
Patent costs	(390,821)	(196,255)	(1,316,619)
Redemption (purchase) of investments, net	1,858,254	1,298,616	(2,091,520)
Purchase of property and equipment	(1,684)	(1,720)	(163,640)
Net cash provided by (used in) investing activities	1,465,749	1,100,641	(3,571,779)

Cash flows from financing activities:
Proceeds from grant	—	—	90,150
Proceeds from issuance of bridge notes	—	—	525,000
Proceeds from issuance of common stock	61,125	3,602,820	14,125,644
Cash provided by financing activities	61,125	3,602,820	14,740,794

Net increase in cash and cash equivalents	8,705	3,436,330	194,953

Cash and cash equivalents at beginning of period	186,248	319,930	—

Cash and cash equivalents at end of period	$194,953	$3,756,260	$194,953

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—	$22,317

Supplemental schedule of noncash financing activity:
Conversion of bridge notes into stock	$—	$—	$534,316

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 2005, the results of its operations for the three-month and nine-month periods ended March 31, 2005, cash flows for nine-month periods ended March 31, 2005 and 2004, the results of its operations and cash flows for the period from inception on July 1, 1998 through March 31, 2005.

Interim results are not necessarily indicative of results for the full fiscal year.

Note 2 - Loss Per Share:

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  As of March 31, 2005 and 2004, shares to be issued upon the exercise of options and warrants aggregating 7,050,211 and 7,077,486 respectively, at an average exercise price of $2.88 and $2.81, respectively, are not included in the computation of diluted loss per share as the effect is anti-dilutive.

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

Three month periods ended March 31,	2005	2004
Net loss:
As reported	$(679,403)	$(417,011)
Stock-based employee compensation expense	(209,310)	(170,239)

Pro forma	$(888,713)	$(587,250)
Loss per share:
As reported	$(0.05)	$(0.03)

Pro forma	$(0.06)	$(0.04)

Nine month periods ended March 31,	2005	2004
Net loss:
As reported	$(1,717,296)	$(2,615,679)
Stock-based employee compensation expense	(536,904)	(478,385)

Pro forma	$(2,254,200)	$(3,094,064)

Loss per share:
As reported	$(0.12)	$(0.21)

Pro forma	$(0.16)	$(0.25)

The estimated grant date present value reflected in the above table is determined using the Black-Scholes model.  The material factors incorporated in the Black-Scholes model in estimating the value of the options reflected in the above table for the three-month and nine-month periods ended March 31, 2005 and 2004 include the following:  (i) an estimated life of 5 and 10 years; (ii) a risk-free rate range of 3.30% to 4.19% and 3.80% to 4.24%, respectively, that represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term; (iii) volatility of 111.0% and 147.8%, respectively; and (iv) no annualized dividends paid with respect to a share of Common Stock at the date of grant.  The ultimate values of the options will depend on the future price of the Company’s Common Stock, which cannot be forecast with reasonable accuracy.

In December 2004, and as amended in April 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). The Company anticipates applying the standard beginning July 1, 2005. The table above reflects the estimated impact that such a change in accounting treatment would have had on the Company’s net income and net income per share if it had been in effect during the three and nine month periods ended March 31, 2005 and 2004.

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

Note 6 – Subsequent Event:

On May 9, 2005, the Company completed a private placement to certain institutional and accredited investors (the “Private Placement”) for an aggregate amount of 1,595,651 shares of Common Stock and warrants to purchase 797,836 shares of Common Stock for the aggregate cash consideration of $3,366,829.  The Private Placement offered units of one share of Common Stock and a five-year warrant to purchase 0.50 shares of Common Stock at a price equal to $2.11 per unit.  The warrants were issued at an exercise price equal to $3.38 per share, with such warrants vesting on the date of grant.  The estimated costs associated with the Private Placement totaled approximately $400,000.  In addition, the Company entered into a Registration Rights Agreement with these purchasers.  The Registration Rights Agreement requires the Company to file a registration statement on Form S-3 for the shares within 30 days of the closing date, and to have such registration statement declared effective within 90 days of the closing date to register the securities acquired by the purchasers in the Private Placement.  If the Company fails to file a registration statement or have such registration statement declared effective by those dates, it is required to pay to each purchaser in the Private Placement 1.5% of the aggregate purchase price paid by such purchaser.

Oppenheimer & Co. Inc. acted as the placement agent for the Private Placement.  As consideration for their services to the Company, Oppenheimer was issued warrants to purchase 167,544 shares of Common Stock, on the same terms and conditions as the warrants issued to the purchasers in the Private Placement.

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

•                  develop novel approaches to treat inflammatory and / or programmed cell death diseases in humans, referred to as apoptosis, such as rheumatoid arthritis, Crohn’s disease, glaucoma, or heart disease, which are the result of inflammation and / or premature apoptosis; and

•                  develop novel approaches to treat cancer, a group of diseases in which apoptosis does not occur normally.

Agricultural results to date include:

•                  longer shelf life of perishable produce;

•                  increased seed and biomass yield;

•                  greater tolerance to environmental stresses, such as drought; and

•                  greater tolerance to certain fungal diseases.

Human health results to date include:

•                  determining the expression of our patent-pending genes in both ischemic and non-ischemic heart tissue;

•                  correlating such genes to certain key immune regulators, known as cytokines, that have been found to be involved in apoptosis;

•                  reducing cytokine induced apoptosis in human optic nerve cell lines and in human epithelial cell lines of the intestine;

•                  inducing apoptosis, while retarding cell proliferation, in both human cancer cell lines derived from tumors and in lung tumors in mice which have the same genetic defect that can cause lung cancer in humans;  and

•                  increasing the survival rate in mice in which sepsis has been induced by a lethal injection of LPS.

Our preliminary research reveals that DHS and Factor 5A genes regulate apoptosis in human cells.  We have shown that there are multiple, functionally distinct, isoforms of Factor 5A.  In humans, there are two different isoforms of Factor 5A: the apoptosis isoform, which carries out cell death and the growth isoform, which carries out cell proliferation. We believe that our Factor 5A technology may have potential application as a means for controlling a broad range of apoptotic diseases, both inflammatory/ischemic diseases and cancers. We have commenced preclinical in-vivo and in-vitro research to determine Factor 5A’s ability to regulate key execution genes, inflammatory cytokines, receptors, and transcription factors which are implicated in numerous apoptotic diseases.

We believe that our technology’s downregulation of the cell death isoform of Factor 5A may have potential application as a means for controlling a broad range of diseases that are attributable to either premature apoptosis, ischemia, or inflammation. Apoptotic diseases include neurodegenerative diseases, ocular diseases, such as glaucoma, heart disease, and certain inflammatory diseases such as Crohn’s disease, sepsis and rheumatoid arthritis, among others.  We have commenced preclinical research on a variety of these diseases. Using siRNAs against the apoptosis isoform of Factor 5A to inhibit its expression, we have reduced pro-inflammatory cytokine formation and formation of receptors for LPS, interferon gamma and TNF-alpha.   In-vitro experiments have shown that siRNAs against Factor 5A protected human lamina cribrosa (optic nerve) and colon epithelial (HT-29) cells from TNF alpha induced apoptosis.  In-vivo mouse studies have shown that the siRNAs against Factor 5A (i) protect thymocyte cells from apoptosis and decreases formation of myeloperoxidase, TNF, MIP-1alpha, and IL-1 in the lungs of mice challenged with LPS; and (ii) increases the survival rate in which sepsis had been induced by a lethal injection of LPS.  We have also determined that inhibiting the apoptosis isoform of Factor 5A downregulates NFkB and JAK1 and decreases the inflammatory cytokines formed through the NFkB and JAK/STAT pathways.  The siRNAs against Factor 5A are currently being tested in several preclinical in-vivo inflammatory disease models.

We have established in preclinical studies that upregulation of the apoptosis Factor 5A isoform carries out cell death in cancer cells through both the p53 (intrinsic) and cell death receptor (extrinsic) immune pathways. Tumors arise when cells that have been targeted by the immune system to undergo apoptosis are unable to do so because of an inability to activate the apoptotic pathways. Since the Factor 5A gene appears to function at the initiation point of the apoptotic pathways, we believe that our gene technology may have potential application as a means of combating a broad range of cancers and have initiated studies with in-vivo cancer models to determine Factor 5A’s ability to selectively cause cell death in human tumors grafted onto mice. We have found that upregulating the apoptosis isoform results in upregulation of p53, inflammatory cytokine production, increased cell death receptor formation, and caspase activity. These features, coupled with a simultaneous downregulation of bcl-2 and telomerase, result in apoptosis of cancer cells, while normal cells do not show any signs of irregular apoptosis or toxicity.

Human Health Applications

We are currently working on certain ocular diseases, lung cancer, bladder cancer, multiple myeloma, Crohn.s disease, viral replication, lung and other organ inflammation and sepsis.

In April 2005, we reported on a preclinical lethal sepsis mouse study we conducted in which our Factor 5A inhibition technology was tested. The results revealed that the survival rate of the treated mice ranged from 20-100% depending on the dosing regimen and the strain of mouse utilized. None of the untreated mice survived. Based on these results, future experiments will focus on determining the mechanism of survival enhancement, examining the cytokine profile and ascertaining the most effective dosing and route of administration.

In April 2004, we reported on a preclinical study that had shown that Factor 5A induced apoptosis in lung cancer tumors of mice, while healthy tissue remained unaffected.  We conducted this study using mice with the same genetic defect that causes lung cancer in humans.  The mice spontaneously develop lung tumors due to this defect.  Factor 5A, without any targeted delivery technologies, was injected into the blood stream of the mice, and the lung tissue was subsequently analyzed for apoptosis.  The data from this study reveal that lung tumor cells underwent cell death, while the surrounding healthy tissue was unaffected.  There was no evidence of systemic toxicity in the mice as evidenced by no weight loss, mortality or any signs of abnormal apoptosis in any of the vital organs.  This study has recently been successfully repeated with testing taking place over an extended period of time.  Additional studies are planned in which dosing and delivery mechanisms will be addressed.

Agricultural Applications

We are currently working with lettuce, turfgrass, tomato, canola, Arabidopsis (a model plant that is similar to canola), banana, alfalfa, and certain species of trees and bedding plants, and we have obtained proof of concept for the use of the Factor 5A, DHS and lipase genes in several of these plants.  We have ongoing field trials of trees, lettuce and bananas with our respective partners.  The first round of lettuce field trials showed that our technology effectively reduces browning in cut lettuce.  The first and second round of banana field trials have shown that our technology extends the shelf life of banana fruit by 100%.  In addition to the shelf life benefits, field trials conducted during the 2004-2005 winter generated encouraging disease resistance data, specific to Black Sigatoka (Black Leaf Streak Disease), for banana plants.  Commercialization may require a combination of traits in a crop, such as both shelf life and disease resistance, or other traits.  Our near-term research and development initiatives include silencing or reducing the expression of DHS and Factor 5A genes in these plants and propagation and testing of plants with our silenced genes.

Research Program

We do not expect to generate significant revenues for approximately the next one to three years, during which time we will engage in significant research and development efforts.  We expect to spend significant amounts on the research and development of our technology.  We also expect our research and development costs to increase as we continue to develop and ultimately commercialize our technology.  However, the successful development and commercialization of our technology is highly uncertain.  We cannot reasonably estimate or know the nature, timing and expenses of the efforts necessary to complete the development of our technology, or the period in which material net cash inflows may commence from the commercialization of our technology, including the uncertainty of:

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

Patent and Patent Applications

To date, we have been granted six patents by the United States Patent and Trademark Office, or PTO, five of which are for use of our technology in agricultural applications and one of which relates to human health applications.

In addition to our six patents, we have a wide variety of patent applications, including divisional applications and continuations-in-part, in process with the PTO and internationally.  We intend to continue our strategy of enhancing these new patent applications through the addition of data as it is collected.

Commercialization Strategy

We presently license our technology to agricultural companies capable of incorporating our technology into crops grown for commercial agriculture.  We anticipate revenues from these relationships in the form of licensing fees and royalties from our partners, usage fees in the case of the agreement with the Broin Company, or sharing gross profits in the case of the joint venture with Rahan Meristem.  In addition, we anticipate payments from our partners upon our achievement of certain research and development benchmarks.  This commercialization strategy allows us to generate revenue at various stages of product development, while ensuring that our technology is incorporated into a wide variety of crops.  Our optimal partners combine the technological expertise to incorporate our technology into their product line along with the ability to successfully market the enhanced final product, thereby eliminating the need for us to develop and maintain a sales force.  Through March 31, 2005, we have entered into five license and development agreements and one joint venture with established agricultural biotechnology companies.  Generally, projects with our license and joint venture partners begin by transforming seed or germplasm to incorporate our technology.  Those seeds or germplasm are then grown in a greenhouse.  After greenhouse trials, the plants are then transferred to the field.  The amount of time spent on each development phase depends on the crop, its growth cycle and the success of the transformation achieving the desired results.  The timeline below highlights the stage of development we are in for each of our respective licenses and joint venture:

Project	1-2 Years	/	1-2 Years	/	2-5+ Years	/
	Seed Transformation	/	Greenhouse		/Field Trials	/	Commercialization

Banana
• Shelf Life					/
• Disease					/

Lettuce
• Browning					/
• Disease					/

Trees
• Growth					/

Alfalfa			/
Turfgrass	/
Bedding Plants			/

Ethanol	/ Modify Inputs				Test		Implementation

Commercialization may require a combination of traits in a crop, such as both shelf life and disease resistance, or other traits.

In November 2002, we executed a non-binding letter of intent with the Tianjin Academy of Agricultural Sciences for the exclusive use of our technology in a large variety of fruit and vegetable crops in China.  Discussions were held with representatives of the Academy as well as government representatives from the city of Tianjin and from the central government of China.  We also initiated discussions with several Asian biotechnology companies to secure the financing for the proposed agreement with the Academy and to commercialize the seeds developed with our technology under the proposed license.  Because of the number of crops the Academy has expressed interest in, the letter of intent called for significant licensing and milestone fees to be paid to us by a commercial partner if the project was successful.  The size of the proposed financial terms in the letter of intent has made attracting such a commercial partner difficult.  As such, we have asked the Academy to reduce the number of crops selected so that the financial terms may correspondingly be reduced.  Because of the long effort to assist the Academy in finding an appropriate commercial partner, we have shifted our focus to Asian companies that could directly commercialize our technology without government or research academy involvement.  Such discussions with Asian companies are currently in process; however, we cannot assure you that any final agreements may be consummated.

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

We are a development stage biotechnology company with a limited operating history and limited assets and capital.  We have incurred losses each year since inception and have an accumulated deficit of $14,292,237 at March 31, 2005.  We have generated minimal revenues by licensing certain of our technology to companies willing to share in our development costs. However, our technology may not be ready for widespread commercialization for several years. We expect to continue to incur losses over the next two to three years because we anticipate that our expenditures on research and development, commercialization and administrative activities will significantly exceed our revenues during that period. We cannot predict when, if ever, we will become profitable.

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

As of March 31, 2005, we had cash and highly-liquid investments valued at $2,286,473 and working capital of $2,007,393.  In May 2005, we received aggregate net proceeds of approximately $2,966,000 from a private placement of our equity securities.  Using our available reserves as of March 31, 2005 and the net proceeds from the private equity financing, we believe that we can operate according to our current business plan for at least the next twelve months.  To date, we have generated minimal revenues and anticipate that our operating costs will exceed any revenues generated over the next several years.  Therefore, we may be required to raise additional capital in the future in order to operate according to our current business plan, and this funding may not be available on favorable terms, if at all.  In addition, in connection with any funding, if we need to issue more equity securities than our certificate of incorporation currently authorizes, or more than 20% of the shares of our common stock outstanding, we may need stockholder approval.  If stockholder approval is not obtained or if adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. Investors may experience dilution in their investment from future offerings of our common stock. For example, if we raise additional capital by issuing equity securities, such an issuance would reduce the percentage ownership of existing stockholders.  In addition, assuming the exercise of all options and warrants outstanding, as of March 31, 2005, we had 9,078,052 shares of common stock authorized but unissued, which may be issued from time to time by our board of directors without stockholder approval.  In connection with our private placement of equity securities, in

May 2005, we issued an aggregate of an additional 1,595,651 shares of common stock and warrants to purchase 965,380 shares of common stock.  Therefore, assuming the exercise of all options and warrants granted as of May 9, 2005 we had 6,517,021 shares of common stock authorized but unissued, which may be issued from time to time by our board of directors without stockholder approval. Furthermore, we may need to issue securities that have rights, preferences and privileges senior to our common stock.  Failure to obtain financing on acceptable terms would have a material adverse effect on our liquidity.

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

We have been issued six patents by the U.S. Patent and Trademark Office, or PTO.  We have also filed patent applications for our technology in the United States and in several foreign countries, which technology is vital to our primary business, as well as several Continuations in Part on these patent applications.  Our success depends in part upon the grant of patents from our pending patent applications.

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

Many agricultural and human health biotechnology companies are engaged in research and development activities relating to senescence and apoptosis.  The market for plant protection and yield enhancement products is intensely competitive, rapidly changing and undergoing consolidation.  We may be unable to compete successfully against our current and future competitors, which may result in price reductions, reduced margins and the inability to achieve market acceptance for products containing our technology.  Our competitors in the field of plant senescence gene technology are companies that develop and produce transgenic plants and include major international agricultural companies, specialized biotechnology companies, research and academic institutions and, potentially, our joint venture and strategic alliance partners.  These companies include: Icoria (formerly Paradigm Genetics); Mendel Biotechnology; Renessen LLC; Exelixis, Inc.; and Eden Bioscience, among others.  Some of our competitors that are involved in apoptosis research include:  Amgen; Centocor; Genzyme; OSI

Pharmaceuticals, Inc.; Idun Pharmaceuticals; Novartis; Introgen Therapeutics, Inc.; Genta, Inc.; and Vertex Pharmaceuticals, Inc.  Many of these competitors have substantially greater financial, marketing, sales, distribution and technical resources than us and have more experience in research and development, clinical trials, regulatory matters, manufacturing and marketing.  We anticipate increased competition in the future as new companies enter the market and new technologies become available.  Our technology may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors, which will prevent or limit our ability to generate revenues from the commercialization of our technology.

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

Preclinical studies and clinical trials of our human health applications may be unsuccessful, which could delay or prevent regulatory approval.

Preclinical studies may reveal that our human health technology is ineffective or harmful, and/or clinical trials may be unsuccessful in demonstrating efficacy and safety of our human health technology, which would significantly limit the possibility of obtaining regulatory approval for any drug or biologic product manufactured with our technology.  The FDA requires submission of extensive preclinical, clinical and manufacturing data to assess the efficacy and safety of potential products. Furthermore, the success of preliminary studies does not ensure commercial success, and later-stage clinical trials may fail to confirm the results of the preliminary studies.

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

As of March 31, 2005, our executive officers, directors and affiliated entities together beneficially own approximately 45.9% of the outstanding shares of our common stock, assuming the exercise of options and warrants which are currently exercisable or will become exercisable within 60 days of March 31, 2005, held by these stockholders.  As of May 9, 2005, upon the closing of our private placement of equity securities, our executive officers, directors and affiliated entities together beneficially own approximately 41.9% of the outstanding shares of our common stock, assuming the exercise of options and warrants which are currently exercisable, held by these stockholders.  As a result, these stockholders, acting together, will be able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders.  Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

Our stockholders may experience substantial dilution as a result of the exercise of outstanding options and warrants to purchase our common stock.

As of March 31, 2005, we have granted options outside of our stock option plan to purchase 10,000 shares of our common stock and outstanding warrants to purchase 4,928,711 shares of our common stock.  In addition, as of March 31, 2005, we have reserved 3,000,000 shares of our common stock for issuance upon the exercise of options granted pursuant to our stock option plan, 2,201,500 of which have been granted. 90,000 of which have been exercised, 2,111,500 of which are outstanding, and 798,500 of which may be granted in the future.  As of May 9, 2005, upon the closing of our private placement of equity securities, we have outstanding warrants to purchase 5,894,091 shares of our common stock.  The exercise of these options and warrants will result in dilution to our existing stockholders and could have a material adverse effect on our stock price.

A significant portion of our total outstanding shares of common stock may be sold in the market in the near future, which could cause the market price of our common stock to drop significantly.

As of March 31, 2005, we had 13,871,737 shares of our common stock issued and outstanding, of which approximately 1,536,922 shares are registered pursuant to a registration statement on Form S-3, which was declared effective on May 14, 2004, and the remainder of which are either eligible to be sold under SEC Rule 144 or are in the public float.  In addition, we have registered 1,114,741 shares of our Common Stock underlying warrants previously issued on the Form S-3 registration statement that was declared effective on May 14, 2004, and we registered 3,000,000 shares of our common stock underlying options granted or to be granted under our stock option plan.  As of May 9, 2005, upon the closing of our private placement of equity securities, we had 15,467,388 shares of our common stock issued and outstanding.  Pursuant to the terms of such equity offering, we are obligated to file a registration statement on Form S-3 within 30 days of the closing date to register such shares of common stock.  Consequently, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, may have a material adverse effect on our stock price.

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

Overview

As of March 31, 2005, our cash balance and investments totaled $2,286,473, and we had net working capital of $2,007,393.  In addition, upon the closing of our private equity financing on May 9, 2005, we received aggregate net proceeds of approximately $2,966,829.  As of March 31, 2005, we had a federal tax loss carry-forward of approximately $11,100,000 and a state tax loss carry-forward of approximately $3,600,000 to offset future taxable income. There can be no assurance, however, that we will be able to take advantage of any or all of such tax loss carry-forwards, if at all, in future fiscal years.

Contractual Obligations

The following table lists our cash contractual obligations as of March 31, 2005:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years

Research and Development Agreements (1)	$892,797	$637,892	$254,905	$—	$—

Facility, Rent and Operating Leases (2)	$36,894	$34,056	$2,838	$—	$—

Employment, Consulting and Scientific Advisory Board Agreements (3)	$875,688	$600,983	$274,705	$—	$—

Total Contractual Cash Obligations	$1,805,379	$1,272,931	$532,448	$—	$—

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

We expect our capital requirements to increase over the next several years as we commence new research and development efforts, increase our business and administrative infrastructure and embark on developing in-house business capabilities and facilities. Our future liquidity and capital funding requirements will depend on numerous factors, including, but not limited to, the levels and costs of our research and development initiatives and the cost and timing of the expansion of our business development and administrative staff.

Capital Resources

Since inception, we have generated revenues of $339,167 in connection with the initial fees received under our license and development agreements.  We have not been profitable since inception, we will continue to incur additional operating losses in the future, and we will require additional financing to continue the development and subsequent commercialization of our technology.  While we do not expect to generate significant revenues from the licensing of our technology in the next one to three years, we may enter into additional licensing or other agreements with marketing and distribution partners that may result in additional license fees.  We may also receive revenues from contract research, or other related revenue.

On May 9, 2005, we completed a private placement to certain institutional and accredited investors for an aggregate amount of 1,595,651 shares of common stock and warrants to purchase 797,836 shares of common stock for the aggregate net cash consideration of approximately $2,966,829.  The private placement offered units of one share of common stock and a five-year warrant to purchase 0.50 shares of common stock at a price equal to $2.11 per unit.  The warrant was offered with an exercise price equal to $3.38 per share, with such warrant vesting on the date of grant.  The estimated costs associated with the private placement totaled approximately $400,000.

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

Results of Operations

Three Months Ended March 31, 2005 and Three Months Ended March 31, 2004

The net loss for the three-month periods ended March 31, 2005 and March 31, 2004 was $679,403 and $417,011, respectively, an increase of $262,392, or 62.9%.  This increase was primarily the result of a decrease in other noncash income and an increase in general and administrative expenses and research and development expenses.  Other noncash income recorded during the three-month period ended March 31, 2004 reflected the decrease between February 15, 2004 and March 17, 2004 in the Black-Scholes value of warrants issued in connection with a private placement. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Common Stock”, the value of the warrants were recorded as a liability until a registration statement was filed.  The decrease in market value of the Common Stock from the closing of its financing to March 17, 2004, the date of filing the registration statement, resulted in non-cash other income to reflect the decrease in Black-Scholes value of the warrants between those two dates.

We had revenue of $12,500 and $4,167 during the three-month periods ended March 31, 2005 and 2004, respectively, which consisted of the amortized portion of the initial fee on a development and license agreement.

Operating expenses consist of general and administrative expenses, research and development expenses and stock-based compensation.  Operating expenses for the three-month periods ended March 31, 2005 and March 31, 2004 were $705,030 and $614,684, respectively, an increase of $90,346, or 14.7%.  This increase in operating expenses was primarily the result of an increase in general and administrative expenses and research and development expenses which was partially offset by a decrease in stock-based compensation.  We expect operating expenses to increase over the next twelve months as we continue to expand our research and development activities.

General and administrative expenses consist primarily of stock-based compensation and other general and administrative costs, which include payroll and benefits, professional services, investor relations, office rent and corporate insurance.  General and administrative expenses for the three-month periods ended March 31, 2005 and March 31, 2004 were $340,950 and $294,125, respectively, an increase of $46,825, or 15.9%.

The breakdown of our general and administrative expenses between stock-based compensation and other general and administrative expenses is as follows:

	Three months ended March 31,
	2005	2004

Stock-based compensation	$15,850	$50,700
Other general and administrative expenses	325,100	243,425

Total general and administrative expenses	$340,950	$294,125

The decrease in stock-based compensation was primarily the result of fewer options and warrants, which were granted to various consultants, vesting during the three-month period ended March 31, 2005.  The increase in other general and administrative expenses was primarily the result of an increase in payroll and benefits, investor relations, legal and accounting expenses.  Payroll and benefits increased primarily as a result of salary increases.  Investor relations increased primarily as a result of fees incurred in connection with a financial advisory agreement entered into in January 2005.  Legal fees were lower during the three months ended March 31, 2004 primarily as a result of estimated legal fees recorded in December 2003 which were not incurred and were reversed during the quarter ended March 31, 2004.  Accounting fees increased primarily as a result of the initial costs of compliance incurred in connection with Section 404 of Sarbanes-Oxley.  We expect general and administrative expenses to increase over the next twelve months as several of the above mentioned costs will probably increase primarily due to inflation and greater regulatory requirements.

Research and development expenses are incurred in connection with our agricultural and human health research programs and consist primarily of fees associated with a research and development agreement with the University of Waterloo, costs associated with the research being performed at the University of Colorado, University of Virginia, Mayo Clinic and other institutions, consulting fees to the Scientific Advisory Board and other consultants, payroll and benefits, and stock-based compensation. Research and development expenses for the three-month periods ended March 31, 2005 and March 31, 2004 were $364,080 and $320,559, respectively, an increase of $43,521, or 13.6%. This increase was primarily the result of an increase in payroll and benefits related to the addition of a Vice President – Research in July, 2004, and an increase in the number of research projects related to human health.  These increases were partially offset by a decrease in the amortization of an initial fee we paid in connection with an agricultural research project.  The initial fee was fully amortized in March, 2004.

The breakdown of our research and development expenses between stock-based compensation and other research and development expenses is as follows:

	Three months ended March 31,
	2005	2004

Stock-based compensation	$39,625	$42,257
Other research and development expenses	324,455	278,302

Total research and development expenses	$364,080	$320,559

The breakdown of our research and development expenses between agricultural and human research programs is as follows:

	Three months ended March 31,
	2005	2004

Agricultural research programs	$168,411	$199,354
Human health research programs	195,669	121,205

Total research and development expenses	$364,080	$320,559

The human health research programs as a percentage of the total research and development increased from 37.8% to 53.7% primarily due to an increase in the number of human health research projects, the addition of a Vice President – Research, and a decrease in the amortization of an initial fee we paid in connection with an agricultural research project.  We expect the percentage of human health research programs to modestly increase as a percentage of the total research and development expenses as we continue to expand our human health initiatives.

Nine Months Ended March 31, 2005 and Nine Months Ended March 31, 2004

The net loss for the nine-month periods ended March 31, 2005 and March 31, 2004 was $1,717,296 and $2,615,679, respectively, a decrease of $898,383, or 34.3%.  This decrease was primarily the result of a decrease in general and administrative expenses and an increase in revenue, which was partially offset by an increase in research and development expenses.

We had revenue of $112,500 during the nine-month period ended March 31, 2005, which consisted of the amortized portion of the initial fee and milestone payment on a development and license agreement and a milestone payment on another development agreement.  We had revenue of $4,167 during the nine-month period ended March 31, 2004, which consisted of the amortized portion of the initial fee on a development and license agreement.

Operating expenses consist of general and administrative expenses, research and development expenses and stock-based compensation.  Operating expenses for the nine-month periods ended March 31, 2005 and March 31, 2004 were $2,013,802 and $2,924,748, respectively, a decrease of $910,946, or 31.1%.  This decrease in operating expenses was primarily the result of a decrease in stock-based compensation, which was partially offset by an increase in other general and administrative expenses and research and development expenses.  We expect operating expenses to increase over the next twelve months as we continue to expand our research and development activities.

General and administrative expenses consist primarily of stock-based compensation and other general and administrative costs, which include payroll and benefits, professional services, investor relations, office rent and corporate insurance.  General and administrative expenses for the nine-month periods ended March 31, 2005 and March 31, 2004 were $1,065,808 and $2,031,044, respectively, a decrease of $965,236, or 47.5%.

The breakdown of our general and administrative expenses between stock-based compensation and other general and administrative expenses is as follows:

	Nine months ended March 31,
	2005	2004

Stock-based compensation	$53,268	$1,083,920
Other general and administrative expenses	1,012,540	947,124

Total general and administrative expenses	$1,065,808	$2,031,044

The decrease in stock-based compensation was primarily the result of a warrant being granted to a financial advisor during the nine-month period ended March 31, 2004 and fewer options and warrants, which were granted to various consultants, vesting during the nine-month period ended March 31, 2005.  The increase in other general and administrative expenses was primarily the result of an increase in payroll and benefits, investor relations, legal and accounting expenses, which was partially offset by a decrease in insurance.  Payroll increased primarily due to salary increases.  Investor relations increased primarily as a result of fees being incurred in connection with a financial advisory agreement that began in January 2005.  Legal fees increased primarily as a result of fees incurred in connection with the termination of certain research agreements.  Accounting increased primarily as a result of the initial costs of compliance incurred in connection with Section 404 of Sarbanes-Oxley.  Insurance decreased primarily due to a softening in the officers and directors liability insurance marketplace. We expect general and administrative expenses to increase over the next twelve months as several of the above mentioned costs will probably increase primarily due to inflation and greater regulatory requirements.

Research and development expenses are incurred in connection with our agricultural and human health research programs and consist primarily of fees associated with a research and development agreement with the University of Waterloo, costs associated with the research being performed at the University of Colorado, University of Virginia, Mayo Clinic and other institutions, consulting fees to the Scientific Advisory Board and other consultants, payroll and benefits, and stock-based compensation. Research and development expenses for the nine-month periods ended March 31, 2005 and March 31, 2004 were $947,994 and $893,704 respectively, an increase of $54,290, or 6.1%. This increase was primarily the result of an increase in stock based compensation due to a greater amount of options, which were issued to various consultants, vesting during the period, payroll and benefits related to the addition of a Vice President – Research in July, 2004, expanded research undertaken by the University of Waterloo and other institutions, and an unfavorable exchange rate variance between the US dollar and Canadian dollar.  These increases were partially offset by a decrease in the amortization of an initial fee we paid in connection with an agricultural research project.  The initial fee was fully amortized in March, 2004.

The breakdown of our research and development expenses between stock-based compensation and other research and development expenses is as follows:

	Nine months ended March 31,
	2005	2004

Stock-based compensation	$131,015	$93,925
Other research and development expenses	816,979	799,779

Total research and development expenses	$947,994	$893,704

The breakdown of our research and development expenses between our agricultural and human research programs is as follows:

	Nine months ended March 31,
	2005	2004

Agricultural research programs	$473,501	$471,358
Human health research programs	474,493	422,346

Total research and development expenses	$947,994	$893,704

The human health research programs as a percentage of the total research and development increased from 47.3% to 50.1% primarily due to the addition of a Vice President – Research and a decrease in the amortization of an initial fee we paid in connection with an agricultural research project.  We expect the percentage of human health research programs to modestly increase as a percentage of the total research and development expenses as we continue to expand our human health initiatives.

Period From Inception on July 1, 1998 through March 31, 2005

From inception of operations on July 1, 1998 through March 31, 2005, we had revenues of $339,167, which consisted of the initial license fees and milestone payments in connection with our various development and license agreements.

We have incurred losses each year since inception and have an accumulated deficit of $14,292,237 at March 31, 2005.  We expect to continue to incur losses as a result of expenditures on research, product development and administrative activities.

Item 3.                                   Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2005.  Based on this evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION.

Item 2.    Unregistered Sale of Equity Securities and Use of Proceeds.

Effective January 2005, we entered into a one year financial advisory agreement.  In connection with that agreement, we issued a warrant to the financial advisor to purchase 10,000 shares of common stock at an exercise price of $7.00 vesting on July 3, 2005.

On May 9, 2005, we completed a private placement to certain institutional and accredited investors for an aggregate amount of 1,595,651 shares of common stock and warrants to purchase 797,836 shares of common stock for the aggregate cash consideration of $3,366,829.  The private placement offered units of one share of common stock and a five-year warrant to purchase 0.50 shares of common stock at a price equal to $2.11 per unit.  The warrants were issued at an exercise price equal to $3.38 per share, with such warrants vesting on the date of grant.  The estimated costs associated with the private placement, inclusive of placement agent commissions of $235,678, are estimated to be approximately $400,000.  In addition, we entered into a registration rights agreement with these purchasers.  The registration rights agreement requires us to file a registration statement on Form S-3 within 30 days of the closing date, and to have such registration statement declared effective within 90 days of the closing date, to register the securities acquired by the purchasers in the private placement.  If we fail to file a registration statement or have such registration statement declared effective by those dates, we are required to pay to each purchaser 1.5% of the aggregate purchase price paid by such purchaser.  We intend to use the proceeds from this private placement to fund our research and development efforts as well as for general working capital.

Oppenheimer & Co. Inc. acted as the placement agent for such private placement.  As consideration for their services, we issued a warrant to such agent to purchase 167,544 shares of our common stock, on the same terms and conditions as the warrants issued to the purchasers in the private placement.

The Company did not employ an underwriter in connection with the issuance of the securities described above. We believe that the issuance of the foregoing securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering.  Each of the recipients was an accredited investor, acquired the securities for investment purposes only and not with a view to distribution and had adequate information about the Company.

Item 5.            Other Information.

Effective January 2005, we entered into a one year financial advisory agreement.  In connection with that agreement, we issued a warrant to the financial advisor to purchase 10,000 shares of common stock at an exercise price of $7.00 vesting on July 3, 2005.

As previously disclosed, on May 9, 2005, we completed a private placement to certain institutional and accredited investors for an aggregate amount of 1,595,651 shares of common stock and warrants to purchase 797,836 shares of common stock for the aggregate cash consideration of $3,366,829.

Item 6.            Exhibits.

Exhibits.

4.1	Form of Warrant issued to certain accredited investors (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on May 5, 2005).

4.2*	Form of Warrant issued to Oppenheimer & Co. Inc. or its designees, dated as of May 9, 2005.

10.1	Form of Securities Purchase Agreement by and between the Company and certain accredited investors (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on May 5, 2005).

10.2	Placement Agent Agreement by and between the Company and Oppenheimer & Co. Inc. dated as of February 15, 2005 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on May 5, 2005).

10.3*	Consulting Agreement by and between the Company and Michael Berry, Ph.D. dated as of January 3, 2005 and Warrant issued to Michael Berry, Ph.D. dated as of January 3, 2005.

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2*	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

*                 Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENESCO TECHNOLOGIES, INC.

DATE: May 16, 2005	By:	/s/ Bruce C. Galton
Bruce C. Galton, President
and Chief Executive Officer
(Principal Executive Officer)

DATE: May 16, 2005	By:	/s/ Joel Brooks
Joel Brooks, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)