Form 10KSB
period 2005-06-30
SENESCO TECHNOLOGIES INC
filed 2005-09-28
CIK 1035354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2005

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

State issuer’s revenues for fiscal year ended June 30, 2005:  $125,000

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes:	☐	No:	☒

State the aggregate market value of the voting common stock held by non-affiliates of the Registrant: $23,691,116 at August 31, 2005 based on the closing sales price on that date.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of August 31, 2005:

Class	Number of Shares

Common Stock, $0.01 par value	15,467,388

Transitional Small Business Disclosure Format:

Yes:	☐	No:	☒

The following documents are incorporated by reference into the Annual Report on Form 10-KSB:  Portions of the registrant’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

TABLE OF CONTENTS

Item

PART I	1.	Business

	2.	Properties

	3.	Legal Proceedings

	4.	Submission of Matters to a Vote of Security Holders

PART II	5.	Market for Our Common Equity and Related Stockholder Matters

	6.	Management’s Discussion and Analysis or Plan of Operation

	7.	Financial Statements

	8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

	8A.	Controls and Procedures

PART III	9.	Directors and Executive Officers

	10.	Executive Compensation

	11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

	12.	Certain Relationships and Related Transactions

	13.	Exhibits

	14.	Principal Accountant Fees and Services

SIGNATURES

EXHIBIT INDEX

FINANCIAL STATEMENTS

i

PART I

Item 1.                    Business.

Our Business

The primary business of Senesco Technologies, Inc., a Delaware corporation incorporated in 1999, and its wholly-owned subsidiary, Senesco, Inc., a New Jersey corporation incorporated in 1998, collectively referred to as “Senesco,” “we,” “us” or “our,” is the research, development and commercial exploitation of a potentially significant platform technology involving the identification and characterization of genes that we believe control programmed cell death in plants, also known as senescence, and human cells, also known as apoptosis.

Agricultural Applications

Our goal for the agricultural applications of our technology is to enhance the quality and productivity of fruits, flowers, vegetables and agronomic crops by:

•                  extending the shelf life of perishable produce;

•                  producing larger and leafier crops;

•                  increasing yield in horticultural and agronomic crops; and

•                  reducing the harmful effects of environmental stresses and pathogens.

Senescence is the natural aging of plant tissues.  Loss of cellular membrane integrity is an early event during the senescence of all plant tissues that prompts the deterioration of fresh flowers, fruits and vegetables.  A decline in cell function ensues, leading to deterioration and eventual death, or spoilage, of the tissue.  A delay in senescence increases shelf life and extends the plant’s growth timeframe, which allows the plant to devote more time to the photosynthetic process.  In our greenhouse testing, we have shown that the additional energy gained during this period leads directly to increased seed and starch production, and therefore increases crop yield.  Seed production is a vital agricultural function.  For example, oil-bearing crops, such as corn, canola, soy and others, store oil in their seeds.  We have also shown that this reduction in premature senescence leads to larger plants, with increased biomass, and more leafy crops.  We have demonstrated that reducing premature senescence also results in crops which exhibit increased resilience to water deprivation and salt stress and require less fertilizer.  Most recently, we have shown that our technology confers increased disease resistance to fungal pathogens by preventing premature cell death.  These crops may ultimately be more cost effective due to reduced loss in the field and fewer resources devoted to crop management.

The technology presently utilized by the industry for increasing the shelf life in certain flowers, fruits and vegetables relies primarily on reducing ethylene biosynthesis, and hence only has application to the limited number of plants that are ethylene-sensitive.  Our research focuses on the discovery and development of certain gene technologies, which are designed to confer positive traits on fruits, flowers, vegetables, forestry species and agronomic crops.  To date, we have isolated and characterized the senescence-induced lipase gene, deoxyhypusine synthase, or DHS, gene and Factor 5A gene in certain species of plants. Our goal is to inhibit the expression of, or silence, these genes to delay senescence, in order to achieve such traits as extended shelf life, increased biomass, increased yield and increased resistance to environmental stress and disease, thereby demonstrating proof of concept in each category of crop.  We have licensed this technology to various strategic partners and have entered into a joint venture, and we intend to continue to license this technology to additional strategic partners and/or enter into additional joint ventures.

We are currently working with lettuce, turfgrass, tomato, canola, Arabidopsis (a model plant that is similar to canola), banana, alfalfa, and certain species of trees and bedding plants, and we have obtained proof of concept for the use of the Factor 5A, DHS and lipase genes in several of these plants.  We have ongoing field trials of certain bedding plants, trees, lettuce and bananas with our respective partners.  The first round of lettuce field trials showed that our technology reduced browning of cut lettuce.  The banana field trials have shown that our technology can extend the shelf life of banana fruit by 100%.  In addition to the shelf life benefits, field trials conducted during the 2004-2005 winter generated encouraging disease resistance data specific to Black Sigatoka (Black Leaf Streak Disease), for banana plants.  Commercialization may require a combination of traits in a crop, such as both shelf life and disease resistance, or other traits.  Our near-term research and development initiatives include silencing or reducing the expression of DHS and Factor 5A genes in these plants and propagation and testing of plants with our silenced genes.

Human Health Applications

Inhibiting Apoptosis

Our preliminary research reveals that DHS and Factor 5A genes may regulate apoptosis in human cells.  In humans, there are two different isoforms of Factor 5A: the apoptosis isoform, which carries out cell death and the growth isoform, which carries out cell proliferation. We believe that our Factor 5A technology may have potential application as a means for controlling a broad range of apoptotic diseases, both inflammatory/ischemic diseases and cancers. We have commenced preclinical in-vivo and in-vitro research to determine Factor 5A’s ability to regulate key execution genes, inflammatory cytokines, receptors, and transcription factors, which are implicated in numerous apoptotic diseases.

We believe that our technology’s down-regulation of the cell death isoform of Factor 5A may have potential application as a means for controlling a broad range of diseases that are attributable to either premature apoptosis, ischemia, or inflammation. Apoptotic diseases include glaucoma, heart disease, and certain inflammatory diseases such as Crohn’s disease, sepsis and rheumatoid arthritis, among others.  We have commenced preclinical research on a variety of these diseases. Using small inhibitory RNAs, or siRNAs against the apoptosis isoform of Factor 5A to inhibit its expression, we have reduced pro-inflammatory cytokine formation and formation of receptors for LPS, interferon gamma and TNF-alpha.   In-vitro experiments have shown that siRNAs against Factor 5A protected human lamina cribrosa (optic nerve) and colon epithelial (HT-29) cells from TNF alpha induced apoptosis.  In-vivo mouse studies have shown that the siRNAs against Factor 5A (i) protect thymocyte cells from apoptosis and decreases formation of myeloperoxidase, TNF, MIP-1alpha, and IL-1 in the lungs of mice challenged with LPS; and (ii) increases the survival rate in which sepsis had been induced by a lethal injection of LPS.  We have also determined that inhibiting the apoptosis isoform of Factor 5A down-regulates NFkB and JAK1 and decreases the inflammatory cytokines formed through the NFkB and JAK/STAT pathways.  The siRNAs against Factor 5A are currently being tested in several preclinical in-vivo inflammatory disease models.

Proteins required for cell death include p53, interleukins, caspases, and TNF-a. Expression of these cell death proteins is required for the execution of apoptosis.  We have found that blocking Factor 5A by treatment with siRNA, inhibits the expression of p53, a major cell death transcription factor that in turn controls the formation of a suite of other cell death proteins.  In addition, down-regulation of Factor 5A up-regulates Bcl-2, a major suppressor of apoptosis.  Blocking Factor 5A also reduces the number of cells undergoing apoptosis.  These data were collected in tests in human lamina cribrosa cells grown from human optic nerve heads and from human intestinal epithelial cells.  The use of primary human cells and cell lines has direct application to the study of glaucoma and inflammatory bowel disease.  By inhibiting Factor 5A, we were able to reduce TNF-a induced apoptosis by 80% in lamina cribrosa cells.  TNF-a is strongly up-regulated in the optic nerve head of the glaucomatous eye, and TNF-a induced apoptosis appears to be an important determinant of the progressive neurodegeneration characteristic of glaucoma. Thus, inhibition of TNF-a induced apoptosis may reduce damage to the optic nerve during glaucoma.  Crohn’s disease can lead to apoptosis of intestinal epithelial cells and destruction of the lining of the bowel through production of cytokines, such as TNF-a.  We have found that inhibition of Factor 5A in a human intestinal epithelial cell line not only protects these cells from cytokine induced apoptosis, but it also decreases production of TNF-a protein by 90%.  This dual effect of our inhibitor of Factor 5A has led us to study Inflammatory Bowel Disease in an animal model.

In addition to this in vitro work, several preclinical mouse studies showed a reduction of inflammation and general protection of the immune system.  In one experiment, we pretreated mice intranasally with an inhibitor of Factor 5A and then introduced lipopolysaccharide, or LPS, a toxic agent that triggers inflammation through the immune system in response to bacterial infections. The mice that had been pretreated with the inhibitor of Factor 5A had approximately 90% lower levels of myeloperoxidase, or MPO, in their lung tissue, indicating that inflammation of the lung was correspondingly reduced.  MPO is a marker of inflammation and has been associated with inflammatory disease of organs such as the heart, lungs and bowels.  In another experiment, we similarly pretreated mice with an inhibitor of Factor 5A and introduced LPS to induce inflammation and an immune system response. Under control conditions, LPS kills thymocytes, which are important immune system precursor cells, known as T cells, created in the thymus to fend off infection. Senesco’s technology allowed for approximately 90% greater survival of these thymocytes in the presence of LPS.  In another study designed to test Factor 5A’s ability to protect mice from death due to sepsis, a condition in which the immune system’s rapid inflammatory response to a severe infection can cause organ damage and result in death, we treated mice with Factor 5A inhibitor using different dosing schedules.  In the groups that received Factor 5A inhibitor, survival ranged from 20% to 100% of the mice, depending upon the mouse strain and dosing regime, while none of the untreated mice survived.

Accelerating Apoptosis

Conversely, we have also established in preclinical studies that up-regulation of the apoptosis Factor 5A isoform carries out cell death in cancer cells through both the p53 (intrinsic) and cell death receptor (extrinsic) immune pathways. Tumors arise when cells that have been targeted by the immune system to undergo apoptosis are unable to do so because of an inability to activate the apoptotic pathways. When our apoptosis Factor 5A gene was introduced into RKO cells, a cell line derived from human carcinoma and COS-7 cells, an immortal, cancer-like cell line from monkeys, virtually all cells expressing the Factor 5A gene underwent apoptosis. Moreover, just as the senescence Factor 5A gene appears to facilitate expression of the entire suite of genes required for programmed cell death in plants, the apoptosis Factor 5A gene appears to regulate expression of a suite of genes required for programmed cell death in humans. Because the Factor 5A gene appears to function at the initiation point of the apoptotic pathways, both intrinsic and extrinsic, we believe that our gene technology has potential application as a means of combating a broad range of cancers.  We have found that up-regulating the apoptosis isoform of Factor 5A results in the up-regulation of p53, an important tumor suppressor gene that promotes apoptosis in cells with damaged DNA, inflammatory cytokine production, increased cell death receptor formation and caspase activity.  These features, coupled with a simultaneous down-regulation Bcl-2, a suppressor of apoptosis, and telomerase, result in apoptosis of cancer cells.  In in-vitro studies, Factor 5A also down-regulates VEGF, a growth factor which allows tumors to develop additional vascularization needed for growth beyond a small mass of cells.  We believe that our data in mouse cancer models support this theory.  Preclinical studies using mice with the same genetic defect that causes lung cancer in humans showed that we can induce apoptosis in cancerous cells while leaving healthy cells unaffected.  Factor 5A, without any targeted delivery technologies, was injected into the blood stream of the mice, and the lung tissue was subsequently analyzed for apoptosis. The data from this study revealed that the lung tumor cells underwent cell death, while the surrounding healthy tissue was unaffected. Additionally, there was no evidence of systemic toxicity in the mice as evidenced by no weight loss, mortality or any signs of abnormal apoptosis in any of the vital organs.  This study has recently been successfully repeated with testing taking place over an extended period of time.  In a separate study, we have shown that when mice with a type of melanoma that has an affinity for lung tissue, which results in aggressive metastatic lung tumors, were treated with Factor 5A, there was a 41% reduction in tumor weight relative to the untreated mice.  Furthermore, nearly half of the treated mice had lung weights that were statistically comparable to the control (healthy) mice that did not have any tumors. Additional studies are planned in which dosing and delivery mechanisms will be addressed.

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

In November 2001, we entered into a worldwide exclusive development and license agreement with the Harris Moran Seed Company, referred to herein as the Harris Moran License, to commercialize our technology in lettuce and certain melons for an indefinite term, unless terminated by either party pursuant to the terms of the agreement.  To date, the development steps performed by Harris Moran and us have all been completed in accordance with the protocol set forth in the Harris Moran License.  There has been extensive characterization of our genes in lettuce in a laboratory setting. The initial lab work has produced genetically modified seed under greenhouse containment, which has been followed by substantial field trials for evaluation.  These field trials represent a vital step in the process necessary to develop a commercial product. While additional laboratory and field experiments and development are necessary for development of cut, bagged lettuce, we believe that these field trials have yielded data sufficient to initiate contact with potential marketing partners.  Harris Moran is in the process of performing additional field trials of our technology.  Under the Harris Moran License, we have received an upfront payment and we may receive benchmark payments upon achievement of certain research and marketing milestones.

In June 2002, we entered into a three-year worldwide exclusive development and option agreement with ArborGen, LLC, referred to herein as the ArborGen Agreement, to develop our technology in certain species of trees.  The ArborGen Agreement also grants ArborGen an option to acquire an exclusive worldwide license to commercialize our technology in various other forestry products.  To date, the research being conducted by ArborGen has proceeded according to schedule.  ArborGen has seen promising positive growth responses in greenhouse-grown seedlings.  These initial greenhouse data led to the initiation of field trials by ArborGen in the second half of calendar 2004.  In March, 2005, in accordance with the terms of the agreement, ArborGen extended the ArborGen Agreement through June 2006.  Under the ArborGen Agreement, we have received an upfront and a benchmark payment and we may receive additional benchmark payments upon achievement of certain development milestones.

In September 2002, we entered into an exclusive development and license agreement with Cal/West Seeds, referred to herein as the Cal/West License, to commercialize our technology in certain varieties of alfalfa.  The Cal/West License will continue until the expiration of the patents set forth in the agreement, unless terminated earlier by either party pursuant to the terms of the agreement.  The Cal/West License also grants Cal/West an exclusive option to develop our technology in various other forage crops.  The Cal/West development effort successfully incorporated our technology into their alfalfa plants as of July 2004.  Greenhouse trait analysis is ongoing.  Under the Cal/West License, we have received an upfront payment and we may receive benchmark payments as certain development milestones are achieved and a royalty upon commercialization based upon the volume of alfalfa seed sold that contains our technology.

In October 2002, we entered into a non-exclusive sales representative agreement to market and promote our technology in the People’s Republic of China.  Under the terms of the agreement, we will pay a commission to the sales representative based on a percentage of any gross license fees we may receive.  With the assistance of the sales representative, in November 2002, we executed a non-binding letter of intent with the Tianjin Academy of Agricultural Sciences for the exclusive use of our technology in a large variety of fruit and vegetable crops in China.  Discussions were held with representatives of the Academy as well as government representatives from the city of Tianjin and from the central government of China.  We also initiated discussions with several Asian biotechnology companies to secure the financing for the proposed agreement with the Academy and to commercialize the seeds developed with our technology under the proposed license.  Because of the number of crops the Academy has expressed interest in, the letter of intent called for significant licensing and milestone fees to be paid to us by a commercial partner if the project were successful.  The size of the proposed financial terms in the letter of intent have made attracting such a commercial partner difficult.  As such, we have asked the Academy to reduce the number of crops selected so that the financial terms may correspondingly be reduced.  Because of the long effort to assist the Academy in finding an appropriate commercial partner, we have shifted our focus to Asian companies that could directly commercialize our technology without government or research academy involvement.  Such discussions with Asian companies are currently in process, however, we cannot assure you that any final agreements may be consummated.

In March 2004, we entered into an exclusive development and license agreement with The Scotts Company, referred to herein as the Scotts Agreement, to commercialize our technology in turfgrass and certain species of bedding plants.  Scotts is working on incorporating our technology to enhance a variety of traits in these plants, including environmental stress resistance, disease resistance and enhanced bloom properties.  Specifically, Scotts is currently performing field trials on certain species of bedding plants and greenhouse trials on turfgrass that incorporates our technology.  Under the Scotts Agreement, we have received an upfront payment and a benchmark payments and we may receive additional benchmark payments and royalties upon commercialization from the net sales of turfgrass seed and bedding plants containing our technology .

In October 2005, we entered into a license agreement with the Broin Companies to license our proprietary gene technology to Broin to improve aspects of Broin’s ethanol production capabilities.  We are currently working on incorporating our technology into those aspects of Broin’s ethanol production.  We will receive an annual payment for each Broin facility that incorporates our technology.  If Broin incorporates our technology into each of its facilities, we would receive an annual payment in excess of $1,000,000.

Because the agricultural market is dominated by privately held companies or subsidiaries of foreign owned companies, market size and market share data for the crops under our license and development agreements is not readily available.  Additionally, because we have entered into confidentiality agreements with our license and development partners, we are unable to report the specific financial terms of the agreements as well as any market size and market share data that our partners may have disclosed to us regarding their companies.

Human Health Target Markets

We believe that our gene technology could have broad applicability in the human health field, by either inhibiting or accelerating apoptosis.  Inhibiting apoptosis may be useful in preventing or treating a wide range of inflammatory and ischemic diseases attributed to premature apoptosis, including heart disease, arthritis, ocular diseases, such as glaucoma, and neurodegenerative diseases among others.  Accelerating apoptosis may be useful in treating certain forms of cancer because the body’s immune system is not able to force cancerous cells to undergo apoptosis.

Competition

Our competitors in both human health and agriculture that are presently attempting to distribute their technology have generally utilized one of the following distribution channels:

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

Our competitors in the field of delaying plant senescence are companies that develop and produce transformed plants with a variety of enhanced traits.  Such companies include, among others: Icora (formerly Paradigm Genetics); Bayer Crop Science; Mendel Biotechnology; Renessen LLC; Exelixis Plant Sciences, Inc.; PlantGenix, Inc.; Syngenta International AG; and Eden Bioscience.

There are many large and development stage companies working in the field of apoptosis research including: Amgen; Centocor; Genzyme; OSI Pharmaceuticals, Inc.; Idun Pharmaceuticals; Novartis; Introgen Therapeutics, Inc.; Genta, Inc.; and Vertex Pharmaceuticals, Inc.

Marketing Program

We presently license our technology to agricultural companies capable of incorporating our technology into crops grown for commercial agriculture.  We anticipate revenues from these relationships in the form of licensing fees and royalties from our partners, usage fees in the case of the agreement with the Broin Company, or sharing gross profits in the case of the joint venture with Rahan Meristem.  In addition, we anticipate payments from our partners upon our achievement of certain research and development benchmarks.  This commercialization strategy allows us to generate revenues at various stages of product development, while ensuring that our technology is incorporated into a wide variety of crops.  Our optimal partners combine the technological expertise to incorporate our technology into their product line along with the ability to successfully market the enhanced final product, thereby eliminating the need for us to develop and maintain a sales force.  Through June 30, 2005, we have entered into five license and development agreements and one joint venture with established agricultural biotechnology companies.  Generally, projects with our license and joint venture partners begin by transforming seed or germplasm to incorporate our technology.  Those seeds or germplasm are then grown in a greenhouse.  After greenhouse trials, the plants are then transferred to the field.  The amount of time spent on each development phase depends on the crop, its growth cycle and the success of the transformation achieving the desired results.

The estimated timeline below indicates the stage of development we are currently in for each of our respective licenses and joint venture.

Project	1-2 Years	/	1-2 Years	/	2-5+ Years
	Seed Transformation	/	Greenhouse	/	Field Trials	/	Commercialization

Banana
• Shelf Life	--------------------------------------------------------------------/
• Disease	--------------------------------------------------------------------/

Lettuce
• Browning	--------------------------------------------------------------------/
• Disease	--------------------------------------------------------------------/

Trees
• Growth	--------------------------------------------------------------/

Alfalfa	--------------------------------------/

Turfgrass	--------------------------------------/

Bedding Plants	--------------------------------------------------------------/

Ethanol	----/ Modify Inputs				Test		Implementation

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

We plan to employ the same partnering strategy in both the human health and agricultural target markets.  Our preclinical research has yielded data that we have presented to various biopharmaceutical companies that may be prospective licensees for the development and marketing of potential applications of our technology.  Consistent with our commercialization strategy, we intend to attract other companies interested in strategic partnerships or licensing our technology, which may result in additional license fees, revenues from contract research and other related revenues.  Successful future operations will depend on our ability to transform our research and development activities into a commercially feasible technology.

Research Program

Our subsequent research and development initiatives include: (i) further developing and implementing the DHS and Factor 5A gene technology in lettuce, banana, and a variety of other commercially important agricultural crops such as oil seed crops, turfgrass, bedding plants, tomato, alfalfa and trees; (ii) testing the resultant crops for new beneficial traits such as increased yield, increased tolerance to environmental stress and disease resistance; and (iii) assessing the role of the Factor 5A genes in human diseases through the accumulation of additional data from preclinical experiments with cell lines and animal models. Our strategy for agriculture focuses on various plants to maximize possible future market penetration among the different sectors of the broad agricultural and horticultural markets.

Our research and development is performed by third party researchers at our direction, pursuant to various research and license agreements.  The primary research and development effort, which is performed by approximately 26 researchers that are funded in whole or in part by us, takes place at the University of Waterloo in Ontario, Canada, where the technology was discovered, the Mayo Clinic, the University of Virginia, the University of Pittsburgh, the University of Colorado and previously at two research hospitals in Toronto, Ontario. Additional research and development is performed by our partners in connection with the Harris Moran License, the Scotts Agreement, the ArborGen Agreement, the Cal/West License, the Broin License, and through the Rahan Joint Venture, referenced below.

Joint Venture

On May 14, 1999, we entered into a joint venture agreement with Rahan Meristem Ltd., or Rahan Meristem, an Israeli company engaged in the worldwide export marketing of banana germplasm, referred to herein as the Rahan Joint Venture.  In general, bananas are grown either for local domestic consumption or grown for export.  According to the Food and Agriculture Organization of the United Nations, there were 12 million metric tons of bananas exported in 2002.  The level of production equates to the fruit of approximately 480 million banana plants.  A percentage of these plants are replaced each year with new banana seedlings.  Rahan Meristem accounts for approximately 10% of the worldwide export of enhanced banana seedlings.

We have contributed, by way of a limited, exclusive, worldwide license to the Rahan Joint Venture, access to our technology, discoveries, inventions and know-how, whether patentable or otherwise, pertaining to plant genes and their cognate expressed proteins that are induced during senescence for the purpose of developing, on a joint basis, genetically enhanced banana plants which will result in a banana that has a longer shelf life.  Rahan Meristem has contributed its technology, inventions and know-how with respect to banana plants.  Rahan Meristem and Senesco equally own the Rahan Joint Venture and have equally shared the expense of field trials.

The Rahan Joint Venture applied for and received a conditional grant that totals approximately $340,000, which constituted 50% of the Rahan Joint Venture’s research and development budget over the five-year period, ending on May 31, 2005, from the Israel - U.S. Binational Research and Development Foundation, or BIRD Foundation, referred to herein as the BIRD Grant.  Such grant, along with certain royalty payments, shall only be repaid to the BIRD Foundation upon the commercial success of the Rahan Joint Venture’s technology. The commercial success is measured based upon certain benchmarks and/or milestones achieved by the Rahan Joint Venture.  The Rahan Joint Venture reports these benchmarks periodically to the BIRD Foundation.

All aspects of the Rahan Joint Venture’s research and development initiative are proceeding on time, or are ahead of the original schedule laid out at the inception of the Rahan Joint Venture.  Both the DHS and lipase genes have been identified and isolated in banana, and the Rahan Joint Venture is currently in the process of silencing these genes.  Two Israeli field trials indicated that Senesco’s proprietary technology extends the shelf life of the banana fruit up to 100%, while allowing the banana fruit to ripen normally.  Later field trials have shown promising disease resistance results and we are currently performing additional field trials to further assess disease resistance.  We believe that these field trials have yielded data sufficient to initiate contact with potential marketing partners.

Consistent with our commercialization strategy, we intend to attract other companies interested in strategic partnerships, joint ventures or licensing our technology.  The Harris Moran License, the ArborGen Agreement, the Cal/West License, the Broin Agreement and the Rahan Joint Venture are the first successes toward the execution of our strategy.

Intellectual Property

Research and Development

The inventor of our technology, John E. Thompson, Ph.D., is the Associate Vice President, Research and former Dean of Science at the University of Waterloo in Ontario, Canada, and is our Executive Vice President and Chief Scientific Officer.  Dr. Thompson is also one of our directors and owns 3.7% of the outstanding shares of our common stock, $0.01 par value, as of June 30, 2005.  On September 1, 1998, we entered into, and subsequently have extended, a research and development agreement with the University of Waterloo and Dr. Thompson as the principal inventor, referred to herein as the First Research and Development Agreement.  The First Research and Development Agreement is currently set to expire on August 31, 2006.  Also, effective May 1, 2002, we entered into another research and development agreement, for a period of one year, with the University of Waterloo and Dr. Thompson, referred to herein as the Second Research and Development Agreement.  The First Research and Development Agreement and the Second Research and Development Agreement are collectively referred to herein as the Research and Development Agreements.  The Research and Development Agreements provide that the University of Waterloo will perform research and development under our direction, and we will pay for the cost of this work and make certain payments to the University of Waterloo.  In return for payments made under the Research and Development Agreements, we have all rights to the intellectual property derived from the research.

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

In September 2002, we entered into an exclusive worldwide collaboration agreement with Anawah, Inc., formerly Tilligen, Inc., referred to herein as the Anawah Agreement, to establish a research alliance to develop and commercialize certain genetically enhanced species of produce.  Under the Anawah Agreement, Anawah licensed its proprietary technology to us and also performed certain transformation functions in order to develop seeds in certain species of produce that had been enhanced with our technology.  In January 2005, we terminated the

Anawah Agreement.  Under the terms of the agreement, we will retain our exclusive license to Anawah’s DHS Gene Mutation technology in the specific field of use at an annual fee of $50,000.

Our research and development expenses incurred on human health applications were approximately 50% for the fiscal year ended June 30, 2005 and approximately 43% for the fiscal year ended June 30, 2004.  Since our inception the proportion of research and development expenses on human health applications has increased, as compared to plant applications.  This change is primarily due to the fact that our research focus on human health has increased and some of our research costs for plant applications have shifted to our research partners.

Our future research and development program focuses on the discovery and development of certain gene technologies which intend to extend shelf life and to confer other positive traits on fruits, flowers, vegetables and agronomic row crops and on expanding our human health research programs.  Over the next twelve months, we plan to continue the following research and development initiatives:

•                  the development of plants that possess new beneficial traits, such as protection against drought and disease, with emphasis on lettuce, corn, forestry products, alfalfa and the other species described below with several entities;

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

•                  improving aspects of ethanol production through the Broin License;

•                  the development of enhanced turfgrass and bedding plants through the Scotts Agreement; and

•                  assessing the function of the Factor 5A genes in human diseases at the University of Waterloo, the University of Colorado, the Mayo Clinic, the University of Virginia and the University of Pittsburgh.

We may further expand our research and development program beyond the initiatives listed above to include other research centers.

Patent and Patent Applications

We have eight issued patents from the United States Patent and Trademark Office, or PTO, and two issued patents from foreign countries as follows:

Patent #

Date Issued

Expiration Date

Agricultural

United States

6,538,182	DNA Encoding a Plant Deoxyhypusine Synthase, A Plant Eukaryotic Initiation Factor 5A, Transgenic Plants and A Method For Controlling Senescence and Programmed Cell Death in Plants	3/23/2004	7/06/2019

6,774,284	DNA Encoding A Plant Lipase, Transgenic Plants and A Method For Controlling Senescence In Plants	8/10/2004	7/22/2018

6,849,782	Arabidopsis Antisense Deoxyhypusine Synthase Molecule and Method of Inhibiting Deoxyhypusine Expression in Plants	2/01/2005	7/06/2019

6,855,529	DNA Encoding a Plant Deoxyhypusine Synthase, a Plant Eukaryotic Initiation Factor 5A, Transgenic Plants and a Method for Controlling Senescence Programmed and Cell Death in Plants	2/15/2005	8/05/2019

6,878,860	DNA Encoding a Plant Deoxyhypusine Synthase, a Plant Eukaryotic Initiation Factor 5A, Transgenic Plants and a Method For Controlling Senescence Programmed and Cell Death in Plants	4/12/2005	7/06/2019

6,897,359	Carnation Antisense Deoxyhypusine Synthase Molecule and Method of Inhibiting Deoxyhypusine Synthase Expression in Plants	5/24/2005	11/11/2019

6,900,368	Tomato Antisense Deoxyhypusine Synthase Molecule and Method of Inhibiting Deoxyhypusine Synthase Expression in Plants	5/31/2005	7/06/2019

Commonwealth of Australia

778437	DNA encoding a plant lipase, transgenic plants and a method for controlling senescence in plants	3/24/2005	2/14/2020

New Zealand

523280	DNA encoding a plant lipase, transgenic plants and a method for controlling senescence in plants	6/09/2005	6/19/2021

Human Health

United States

6,867,237	DNA Encoding Apoptosis-Induced Eukaryotic Initiation Factor-5A and Deoxyhypusine Synthase and a Method for Controlling Apoptosis in Animals and Humans	3/15/2005	7/23/2021

In addition to our ten patents, we have a wide variety of patent applications, including divisional applications and continuations-in-part, in process with the PTO and internationally.  We intend to continue our strategy of enhancing these new patent applications through the addition of data as it is collected.

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

In addition, our ongoing preclinical research with cell lines and lab animal models of human disease is not currently subject to the FDA requirements that govern clinical trials.  However, use of our technology, if developed for human health applications, will also be subject to FDA regulation.  Generally, the FDA must approve any drug or biologic product before it can be marketed in the United States.  In addition, prior to being sold outside of the U.S., any products resulting from the application of our human health technology must be approved by the regulatory agencies of foreign governments.  Prior to filing a new drug application or biologics license application with the FDA, we would have to perform extensive clinical trials, and prior to beginning any clinical trial, we need to perform extensive preclinical testing which could take several years and may require substantial expenditures.

We believe that our current activities, which to date have been confined to research and development efforts, do not require licensing or approval by any governmental regulatory agency. However, we, or our licensees, may be required to obtain such licensing or approval from governmental regulatory agencies prior to the commercialization of our genetically transformed plants and the application of our human health technology.

Employees

In addition to the 26 scientists performing funded research for us at the University of Waterloo, the University of Toronto, Mayo Clinic, the University of Pittsburgh, the University of Virginia and the University of Colorado, we have five employees and one consultant, four of whom are executive officers and are involved in our management.   We do not anticipate hiring any additional employees over the next twelve months.

The officers are assisted by a Scientific Advisory Board that consists of prominent experts in the fields of plant and human cell biology.  Alan Bennett, Ph.D., who serves as the Chairman of the Scientific Advisory Board, is the Associate Vice Chancellor of the Office of Technology Transfer at the University of California.  His research interests include the molecular biology of tomato fruit development and ripening, the molecular basis of membrane transport, and cell wall disassembly.  Charles A. Dinarello, M.D., who serves as a member of the Scientific Advisory Board, is a Professor of Medicine at the University of Colorado School of Medicine, a member of the U.S. National Academy of Sciences and the author of over 500 published research articles.  In addition to his active academic research career, Dr. Dinarello has held advisory positions with two branches of the National Institutes of Health and positions on the Board of Governors of both the Weizmann Institute and Ben Gurion University.  Russell L. Jones, Ph.D., who serves as a member of the Scientific Advisory Board, is a professor at the University of California, Berkeley and an expert in plant cell biology and cell death.  Dr. Jones is also an editor of Planta, Annual Review of Plant Physiology and Plant Molecular Biology, as well as Research Notes in Plant Science. Additionally, he has held positions on the editorial boards of Plant Physiology and Trends in Plant Science.

Furthermore, pursuant to the Research and Development Agreements, a substantial amount of our research and development activities are conducted at the University of Waterloo under the supervision of Dr. Thompson, our Executive Vice President and Chief Scientific Officer. We utilize the University’s substantial research staff including graduate and post-graduate researchers.

We have also undertaken preclinical apoptosis research at the University of Colorado under the supervision of Dr. Dinarello.  In addition to the research being conducted at the University of Colorado, we have also undertaken preclinical apoptosis research at the Mayo Clinic, the University of Pittsburgh and the University of Virginia.  This research is performed pursuant to specific project proposals that have agreed-upon research outlines, timelines and budgets.  We may also contract research to additional university laboratories or to other companies in order to advance the development of our technology.

All agricultural and human health research is monitored by Richard Dondero, our Vice President of Research.

Safe Harbor Statement

The statements contained in this Annual Report on Form 10-KSB that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  In particular, our statements regarding the anticipated growth in the markets for our technologies, the continued advancement of our research, the approval of our patent applications, the possibility of governmental approval in order to sell or offer for sale to the general public a genetically engineered plant or plant product, the successful implementation of our commercialization strategy, including the success of the Harris Moran License, the ArborGen Agreement, the Cal/West License, The Scotts License, the Broin License and the Research and Development Agreements, the successful implementation of the Rahan Joint Venture, the conversion of the letter of intent with the Tianjin Academy of Agricultural Sciences into an executed agreement, statements relating to our patent applications, the anticipated longer term growth of our business, the results of our preclinical studies and the timing of the projects and trends in future operating performance are examples of such forward-looking statements.  The forward-looking statements include risks and uncertainties, including, but not limited to, the timing of revenues due to the variability in size, scope and duration of research projects, regulatory delays, research study results which lead to cancellations of research projects, and other factors, including general economic conditions and regulatory developments, not within our control.  The factors discussed herein and expressed from time to time in our filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements.  The forward-looking statements are made only as of the date of this filing, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

We are a development stage biotechnology company with a limited operating history and limited assets and capital.  We have incurred losses each year since inception and have an accumulated deficit of $14,763,907 at June 30, 2005.  We have generated minimal revenues by licensing certain of our technology to companies willing to share in our development costs. However, our technology may not be ready for widespread commercialization for several years. We expect to continue to incur losses over the next two to three years because we anticipate that our expenditures on research and development, commercialization and administrative activities will significantly exceed our revenues during that period. We cannot predict when, if ever, we will become profitable.

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

We rely on third parties to perform all of our research and development activities.  Our primary research and development efforts take place at the University of Waterloo in Ontario, Canada, where our technology was discovered, the University of Colorado, the Mayo Clinic, the University of Virginia, the University of Pittsburgh, a research hospital in Canada, and with our commercial partners.  At this time, we do not have the internal capabilities to perform our research and development activities. Accordingly, the failure of third-party research partners, such as the University of Waterloo, to perform under agreements entered into with us, or our failure to renew important research agreements with these third parties, may delay or curtail our research and development efforts.

We have significant future capital needs and may be unable to raise capital when needed, which could force us to delay or reduce our research and development efforts.

As of June 30, 2005, we had cash and highly-liquid investments valued at $4,481,253 and working capital of $3,959,125.  Using our available reserves as of June 30, 2005, we believe that we can operate according to our current business plan for at least the next twelve months.  To date, we have generated minimal revenues and anticipate that our operating costs will exceed any revenues generated over the next several years.  Therefore, we may be required to raise additional capital in the future in order to operate according to our current business plan, and this funding may not be available on favorable terms, if at all.  In addition, in connection with any funding, if we need to issue more equity securities than our certificate of incorporation currently authorizes, or more than 20% of the shares of our common stock outstanding, we may need stockholder approval.  If stockholder approval is not obtained or if adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. Investors may experience dilution in their investment from future offerings of our common stock. For example, if we raise additional capital by issuing equity securities, such an issuance would reduce the percentage ownership of existing stockholders.  In addition, assuming the exercise of all options and warrants outstanding, as of June 30, 2005, we had 6,517,021 shares of common stock authorized but unissued, which may be issued from time to time by our board of directors without stockholder approval.  Furthermore, we may need to issue securities that have rights, preferences and privileges senior to our common stock.  Failure to obtain financing on acceptable terms would have a material adverse effect on our liquidity.

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

We have been issued eight patents by the U.S. Patent and Trademark Office, or PTO, and two patents from foreign countries.  We have also filed patent applications for our technology in the United States and in several foreign countries, which technology is vital to our primary business, as well as several Continuations in Part on these patent applications.  Our success depends in part upon the grant of patents from our pending patent applications.

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

Many agricultural and human health biotechnology companies are engaged in research and development activities relating to senescence and apoptosis.  The market for plant protection and yield enhancement products is intensely competitive, rapidly changing and undergoing consolidation.  We may be unable to compete successfully against our current and future competitors, which may result in price reductions, reduced margins and the inability to achieve market acceptance for products containing our technology.  Our competitors in the field of plant senescence gene technology are companies that develop and produce transgenic plants and include major international agricultural companies, specialized biotechnology companies, research and academic institutions and, potentially, our joint venture and strategic alliance partners.  These companies include: Icoria (formerly Paradigm Genetics); Bayer Crop Science; Mendel Biotechnology; Renessen LLC; Exelixis Plant Sciences, Inc.; PlantGenix, Inc; Syngenta International AG; and Eden Bioscience, among others.  Some of our competitors that are involved in apoptosis research include:  Amgen; Centocor; Genzyme; OSI Pharmaceuticals, Inc.; Idun Pharmaceuticals; Novartis; Introgen Therapeutics, Inc.; Genta, Inc.; and Vertex Pharmaceuticals, Inc.  Many of these competitors have substantially greater financial, marketing, sales, distribution and technical resources than us and have more experience in research and development, clinical trials, regulatory matters, manufacturing and marketing.  We anticipate increased competition in the future as new companies enter the market and new technologies become available.  Our technology may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors, which will prevent or limit our ability to generate revenues from the commercialization of our technology.

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

As of June 30, 2005, our executive officers, directors and affiliated entities together beneficially own approximately 40.6% of the outstanding shares of our common stock, assuming the exercise of options and warrants which are currently exercisable or will become exercisable within 60 days of June 30, 2005, held by these stockholders.  As a result, these stockholders, acting together, will be able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders.  Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

Our stockholders may experience substantial dilution as a result of the exercise of outstanding options and warrants to purchase our common stock.

As of June 30, 2005, we have granted options outside of our stock option plan to purchase 10,000 shares of our common stock and outstanding warrants to purchase 5,894,091 shares of our common stock.  In addition, as of June 30, 2005, we have reserved 3,000,000 shares of our common stock for issuance upon the exercise of options granted pursuant to our stock option plan, 2,201,500 of which have been granted. 90,000 of which have been exercised, 2,111,500 of which are outstanding, and 798,500 of which may be granted in the future.  The exercise of these options and warrants will result in dilution to our existing stockholders and could have a material adverse effect on our stock price.

A significant portion of our total outstanding shares of common stock may be sold in the market in the near future, which could cause the market price of our common stock to drop significantly.

As of June 30, 2005, we had 15,467,388 shares of our common stock issued and outstanding, of which approximately 1,595,651 and 1,536,922 shares are registered pursuant to registration statements on Form S-3, which were declared effective on June 17, 2005 and May 14, 2004, respectively, and the remainder of which are either eligible to be sold under SEC Rule 144 or are in the public float.  In addition, we registered 3,000,000 shares of our common stock underlying options granted or to be granted under our stock option plan.  Consequently, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, may have a material adverse effect on our stock price.

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

Item 2.          Properties.

We lease office space in New Brunswick, New Jersey for a current monthly rental fee of $2,838, subject to certain escalations for our proportionate share of increases, over the base year of 2001, in the building’s operating costs.  In June, 2005, we moved to larger office space in the same building.  Accordingly, beginning in May 2006, the monthly rental fee will increase to $6,384 and will continue to increase by one percent each year through the expiration date of the lease.  The lease expires in May 2011.  The space is in good condition, and we believe it will adequately serve as our headquarters over the term of the lease.  We also believe that this office space is adequately insured by the lessor.

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

The following table sets forth the range of the high and low sales price for our common stock for each of the quarters since the quarter ended September 30, 2003, as reported on the American Stock Exchange.

Quarter Ended	Common Stock
	High	Low

September 30, 2003	$3.99	$2.05
December 31, 2003	$3.83	$2.75
March 31, 2004	$3.50	$2.46
June 30, 2004	$4.50	$2.60
September 30, 2004	$3.15	$2.30
December 31, 2004	$3.75	$2.40
March 31, 2005	$3.95	$2.75
June 30, 2005	$3.45	$1.60

As of September 20, 2005, the approximate number of holders of record of our common stock was 314.

We have neither paid nor declared dividends on our common stock since our inception and we do not plan to pay dividends on our common stock in the foreseeable future. We expect that any earnings, which we may realize, will be retained to finance the growth of our company.

Item 6.          Management’s Discussion and Analysis or Plan of Operation.

Overview

We do not expect to generate significant revenues for approximately the next one to three years, during which time we will engage in significant research and development efforts. However, we have entered into the Harris Moran License, the ArborGen Agreement, the Cal/West License, the Scotts License and the Broin Agreement to develop and commercialize our technology in certain varieties of lettuce, melons, trees, alfalfa, bedding plants, turf grass and ethanol.  The Harris Moran License, the Cal/West License, and the Scotts License also provide for royalty payments to us upon commercial introduction.  The ArborGen Agreement contains an option for ArborGen to execute a license to commercialize developed products, and upon the execution of a license agreement, we will receive a license fee and royalties from ArborGen.  The Cal/West License contains an option for Cal/West to develop our technology in various other forage crops. The Broin License provides for annual payments for each of Broin’s ethanol production facilities that incorporates our technology.  We also have entered into the Rahan Joint Venture to develop and commercialize our technology in banana plants.  In connection with the Rahan Joint Venture, we will receive 50% of the profits from the sale of enhanced banana plants.

Consistent with our commercialization strategy, we intend to attract other companies interested in strategic partnerships or licensing our technology that may result in additional license fees, revenues from contract research and other related revenues.  Successful future operations will depend on our and our partners ability to transform our research and development activities into a commercially feasible technology.

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

Valuation Allowances and Carrying Values

We have recorded valuation allowances against our entire deferred tax assets of $4,355,000 at June 30, 2005.  The valuation allowances relate primarily to the net operating loss carryforward deferred tax asset where the tax benefit of such asset is not assured.

As of June 30, 2005, we have determined that the estimated future undiscounted cash flows related to our patent applications will be sufficient to recover their carrying value.

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

Liquidity and Capital Resources

Overview

As of June 30, 2005, our cash balance and investments totaled $4,481,253, and we had working capital of $3,959,125.  As of June 30, 2005, we had a federal tax loss carryforward of approximately $11,692,000 and a state tax loss carry-forward of approximately $4,222,000 to offset future taxable income. We cannot assure you that we will be able to take advantage of any or all of such tax loss carryforwards, if at all, in future fiscal years.

Contractual Obligations

The following table lists our cash contractual obligations as of June 30, 2005:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Research and Development Agreements (1)	$762,807	$660,845	$101,962	$—	$—
Facility, Rent and Operating Leases (2)	$425,156	$39,380	$154,280	$157,928	$73,568
Employment, Consulting and Scientific Advisory Board Agreements (3)	$926,201	$673,808	$252,393	$—	$—
Total Contractual Cash Obligations	$2,114,164	$1,374,033	$508,635	$157,928	$73,568

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

Effective September 1, 2004, we extended our research and development agreement with the University of Waterloo for an additional two-year period through August 31, 2006, in the amount of Can $1,529,430 or approximately U.S. $1,140,000. Research and development expenses under this agreement for the years ended June 30, 2005 and 2004 aggregated U.S. $628,341 and U.S. $560,308 respectively, and U.S. $2,634,853 for the cumulative period through June 30, 2005.

Capital Resources

Since inception, we have generated revenues of $351,667 in connection with the initial fees and milestone payments received under the Harris Moran License, the ArborGen Agreement, the Cal/West License and the Scotts License.  We have not been profitable since inception, we will continue to incur additional operating losses in the future, and we will require additional financing to continue the development and subsequent commercialization of our technology.  While we do not expect to generate significant revenues from the licensing of our technology in the near future, we may enter into additional licensing or other agreements with marketing and distribution partners that may result in additional license fees, receive revenues from contract research, or other related revenue.

In October 2004, we entered into a license agreement with the Broin Companies to license our proprietary gene technology to Broin to improve aspects of Broin’s ethanol production capabilities.  We will receive an annual payment for each Broin facility that incorporates our technology.

In December 2004, pursuant to the New Jersey Technology Tax Credit Transfer Program, we sold our entire New Jersey net operating loss tax benefit for the fiscal year ended June 30, 2003 in the amount of $177,063 and received net proceeds of $153,160.

In May 2005, we completed a private placement to certain accredited investors for an aggregate amount of 1,595,651 shares of our common stock and warrants to purchase 797,836 shares of our common stock for the aggregate gross cash consideration of $3,366,829.  The private placement offered units of one share of common stock and a five-year warrant to purchase 0.50 shares of common stock at a price equal to $2.11 per unit.  The warrant was offered with an exercise price equal to $3.38 per share, with such warrant vesting on the date of grant.  The costs associated with the private placement totaled $428,863.

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

Interest Rate Risk

We have approximately $4.5 million in cash and investments as of June 30, 2005.  Our cash is invested primarily in short-term investments, which we plan to hold until maturity.  We do not believe that any fluctuations in interest rates would have a material impact on our financial condition or results of operations.

Results of Operations

Fiscal Years ended June 30, 2005 and June 30, 2004

The net loss for the years ended June 30, 2005 and June 30, 2004 was $2,188,966 and $3,078,282, respectively, a decrease of $889,316, or 28.9%.  This decrease was primarily the result of a decrease in stock-based compensation related to general and administrative expenses (i.e. – noncash), which was partially offset by an increase in research and development expenses and other general and administrative expenses.

Revenue for the year ended June 30, 2005 was $125,000, which represented milestone payments and the amortized portion of the initial fee on a development and license agreement. Revenue for the year ended June 30, 2004 was $16,667, which also represented the amortized portion of the initial fee in connection with the same development and license agreement.

Operating expenses for the years ended June 30, 2005 and June 30, 2004 were $2,656,785 and $3,405,302, respectively, a decrease of $748,517, or 22.0%.  This decrease in operating expenses was primarily the result of a decrease in stock-based compensation related to general and administrative expenses, which was partially offset by an increase in research and development expenses and other general and administrative expenses.  We expect operating expenses to increase over the next twelve months as we anticipate that research and development expenses and other general and administrative expenses will increase as we continue to expand our research and development activities.

General and administrative expenses for the years ended June 30, 2005 and June 30, 2004 were $1,390,825 and $2,333,432, respectively, a decrease of $942,607, or 40.4%.

	Year ended June 30,
	2005	2004
Stock-based compensation	$53,268	$1,083,921
Other general and administrative expenses	1,337,557	1,249,511
Total general and administrative expenses	$1,390,825	$2,333,432

•                  The decrease in stock-based compensation was primarily the result of a warrant being granted in connection with a financial advisory agreement during the year ended June 30, 2004.

•                  The increase in other general and administrative expenses was primarily due to an increase in investor relation expenses, accounting fees, amortization of patent costs and payroll and benefits, which was partially offset by a decrease in legal fees and corporate insurance.

•                  Investor relation expenses increased during the year ended June 30, 2005, primarily as a result of an increase in financial advisory fees in connection with a financial advisory agreement entered into in January 2005.

•                  Accounting fees increased primarily as a result of an increase in consulting fees. During the year ended June 30, 2005, we had incurred additional consulting fees related to implementation of the internal control assessment required under Sarbanes-Oxley section 404.

•                  Amortization of patent costs increased due to the issuance of six new patents during the year ended June 30, 2005.

•                  Payroll and benefits increased primarily as a result of salary increases.

•                  Legal fees decreased primarily as a result of greater efficiencies in the preparation and review of our forms and filings with the Securities and Exchange Commission.

•                  Insurance costs decreased primarily because of a decrease in the premium for our directors’ and officers’ liability insurance policy.

We expect general and administrative expenses to modestly increase over the next twelve months primarily due to an increase in legal and accounting fees related to the increased regulatory environment and an increase in rent due to moving into larger space in June 2005.

Research and development expenses for the years ended June 30, 2005 and June 30, 2004 were $1,265,960 and $1,071,870, respectively, an increase of $194,090, or 18.1%. This increase was primarily the result of the expanded research program performed by the University of Waterloo and other institutions, the weakness of the U.S currency against the Canadian currency and the expansion of our human health research programs, as well as an increase stock-based compensation, which was due to previously issued options becoming exercisable and new options being issued during the year ended June 30, 2005.

	Year ended June 30,
	2005	2004
Stock-based compensation	$131,015	$93,924
Other research and development expenses	1,134,945	977,946
Total research and development expenses	$1,265,960	$1,071,870

The breakdown of our research and development expenses between our agricultural and human health research programs are as follows:

	Year ended June 30,
	2005	2004
Agricultural research programs	$635,386	$614,312
Human health research programs	630,574	457,558
Total research and development expenses	$1,265,960	$1,071,870

From Inception on July 1, 1998 through June 30, 2005

From inception of operations on July 1, 1998 through June 30, 2005, we had revenues of $351,667, which consisted of the initial license fees and milestone payments in connection with our various development and license agreements.  We do not expect to generate significant revenues for approximately the next one to three years, during which time we will engage in significant research and development efforts.

We have incurred losses each year since inception and have an accumulated deficit of $14,763,907 at June 30, 2005.  We expect to continue to incur losses as a result of expenditures on research, product development and administrative activities.

Item 7.          Financial Statements.

The financial statements required to be filed pursuant to this Item 7 are included in this Annual Report on Form 10-KSB.  A list of the financial statements filed herewith is found at “Item 13. Exhibits.”

Item 8.          Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.       Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2005.  Based on this evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal year ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 9.                    Directors and Executive Officers.

The information relating to our directors, nominees for election as directors and executive officers under the headings “Election of Directors” and “Executive Officers” in our definitive proxy statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 10.                 Executive Compensation.

The discussion under the heading “Executive Compensation” in our definitive proxy statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 11.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 12.                 Certain Relationships and Related Transactions.

The discussion under the heading “Certain Relationships and Related Transactions” in our definitive proxy statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 13.                 Exhibits.

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

(b)                                                                                 Reports on Form 8-K.

None.

Item 14.                 Principal Accountant Fees and Services.

The discussion under the heading “Principal Accountant Fees and Services” in our definitive proxy statement for the 2005 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of September 2005.

SENESCO TECHNOLOGIES, INC.

By:	/s/ Bruce C. Galton
Bruce C. Galton, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ruedi Stalder	Chairman and Director	September 28, 2005
Ruedi Stalder

/s/ Bruce C. Galton	President and Chief Executive	September 28, 2005
Bruce C. Galton	Officer (principal executive officer)
and Director

/s/ Joel Brooks	Chief Financial Officer	September 28, 2005
Joel Brooks	and Treasurer (principal financial
and accounting officer)

/s/ John E. Thompson	Executive Vice President, Chief	September 28, 2005
John E. Thompson	Scientific Officer and Director

/s/ Christopher Forbes	Director	September 28, 2005
Christopher Forbes

/s/ Thomas C. Quick	Director	September 28, 2005
Thomas C. Quick

/s/ David Rector	Director	September 28, 2005
David Rector

/s/ John Braca	Director	September 28, 2005
John Braca

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

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

4.6

Warrant Agreement by and between Senesco Technologies, Inc. and Christenson, Hutchinson, McDowell, LLC. (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended September 30, 2001.)

Exhibit No.	Description of Exhibit

4.7

Form of Warrant issued to Stanford Venture Capital Holdings, Inc. and certain officers of Stanford Venture Capital Holdings, Inc. (with attached schedule of parties and terms thereto). (Incorporated by reference to Exhibit 4.1 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 2001.)

4.8

Form of Warrant issued to certain accredited investors (with attached schedule of parties and terms thereto). (Incorporated by reference to Exhibit 4.2 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended March 31, 2002.)

4.9

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

4.12

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

4.14

Warrant issued to Sands Brothers International Ltd. Dated September 25, 2003. (Incorporated by reference to Exhibit 4.1 of Senesco Technologies, Inc. quarterly report on From 10-QSB for the period ended September 30, 2003.)

4.15

Form of Warrant issued to certain accredited investors (with attached schedule of parties and terms thereto). (Incorporated by reference to Exhibit 4.1 of Senesco Technologies, Inc. Current Report on Form 8-K, filed on February 3, 2004.)

4.16

Form of Warrant issued to certain accredited investors (with attached schedule of parties and terms thereto). (Incorporated by reference to Exhibit 4.1 of Senesco Technologies, Inc. Current Report on Form 8-K, filed on May 4, 2005.)

4.17

Form of Warrant issued to Oppenheimer & Co. Inc. or its designees, dated as of May 9, 2005. (Incorporated by reference to Exhibit 4.2 of Senesco Technologies, Inc. quarterly report on From 10-QSB for the period ended March 31, 2005.)

Exhibit No.	Description of Exhibit

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

10.8 †	First amendment of office lease by and between Senesco Technologies, Inc. and Matrix/AEW NB, LLC, dated May 13, 2005.

10.9 *

1998 Stock Incentive Plan, as amended on December 13, 2002. (Incorporated by reference to Exhibit 10.7 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 2002.)

10.10 +

License Agreement by and between Senesco Technologies, Inc. and Harris Moran Seed Company, dated November 19, 2001. (Incorporated by reference to Exhibit 10.8 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 2001.)

10.11 *

Employment Agreement by and between Senesco Technologies, Inc. and Bruce C. Galton, dated October 4, 2001. (Incorporated by reference to Exhibit 10.9 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 2001.)

Exhibit No.	Description of Exhibit

10.12

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

10.14

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

10.16 +

Development Agreement by and between Senesco Technologies, Inc. and ArborGen, LLC, dated June 28, 2002. (Incorporated by reference to Exhibit 10.31 of Senesco Technologies, Inc. annual report on Form 10-KSB for the year ended June 30, 2002.)

10.17 +

Development and License Agreement by and between Senesco Technologies, Inc. and Calwest Seeds, dated September 14, 2002. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended September 30, 2002.)

10.18

Collaboration Agreement by and between Senesco Technologies, Inc. and Tilligen, Inc. (currently known as Anawah, Inc.), dated September 20, 2002. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended September 30, 2002.)

10.19

Sales Representative Agreement by and between Senesco Technologies, Inc. and DP, Inc., dated October 14, 2002. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 2002.)

10.20 *

Amendment to Consulting Agreement of July 12, 1999, as modified on February 8, 2001, by and between Senesco Technologies, Inc. and John E. Thompson, Ph.D., dated December 13, 2002. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 2002.)

10.21 *

Employment Agreement by and between Senesco Technologies, Inc. and Joel Brooks, dated July 1, 2003. (Incorporated by reference to Exhibit 10.29 of Senesco Technologies, Inc. annual report on From 10-KSB for the period ended June 30, 2003.)

Exhibit No.	Description of Exhibit

10.21

Form of Securities Purchase Agreement by and between Senesco Technologies, Inc. and certain accredited investors (with attached schedule of parties and terms thereto). (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. Current Report on Form 8-K, filed on February 3, 2004.)

10.22

Form of Registration Rights Agreement by and between Senesco Technologies, Inc. and certain accredited investors (with attached schedule of parties and terms thereto). (Incorporated by reference to Exhibit 10.2 of Senesco Technologies, Inc. Current Report on Form 8-K, filed on February 3, 2004.)

10.23

Amendment No. 1 to the Securities Purchase Agreement by and between Senesco Technologies, Inc. and Crestview Capital Master, L.L.C. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. Current Report on Form 8-K, filed on February 13, 2004.)

10.24

Amendment No. 1 to the Registration Rights Agreement by and between Senesco Technologies, Inc. and Crestview Capital Master, L.L.C. (Incorporated by reference to Exhibit 10.2 of Senesco Technologies, Inc. Current Report on Form 8-K, filed on February 13, 2004.)

10.25 +

Development and License Agreement by and between Senesco Technologies, Inc. and The Scotts Company, dated March 8, 2004. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended March 31, 2004.)

10.26

Amendment to Research Agreement by and among the University of Waterloo, Senesco Technologies, Inc. and Dr. John E. Thompson, dated March 11, 2004. (Incorporated by reference to Exhibit 10.2 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended March 31, 2004.)

10.27

Extension to Research Agreement by and among the University of Waterloo, Senesco Technologies, Inc. and Dr. John E. Thompson, dated August 1, 2004. (Incorporated by reference to Exhibit 10.37 of Senesco Technologies, Inc. annual report on Form 10-KSB for the period ended June 30, 2004.)

10.28

Indemnification Agreement by and between Senesco Technologies, Inc. and John Braca, dated October 8, 2003. (Incorporated by reference to Exhibit 10.38 of Senesco Technologies, Inc. annual report on Form 10-KSB for the period ended June 30, 2004.)

10.29 *

Employment Agreement by and between Senesco Technologies, Inc. and Richard Dondero, dated July 19, 2004. (Incorporated by reference to Exhibit 10.39 of Senesco Technologies, Inc. annual report on Form 10-KSB for the period ended June 30, 2004.)

10.30

Indemnification Agreement with David Rector dated as of April, 2002. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended September 30, 2004.)

Exhibit No.	Description of Exhibit

10.31 +

Development and License Agreement with Broin and Associates, Inc. dated as of October 14, 2004. (Incorporated by reference to Exhibit 10.2 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended September 30, 2004.)

10.32

Form of Securities Purchase Agreement by and between the Company and certain accredited investors (with schedule of parties and terms thereto). (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. Current Report on Form 8-K filed on May 4, 2005.)

10.33

Placement Agent Agreement by and between the Company and Oppenheimer & Co. Inc. dated as of February 15, 2005 (with attachments thereto). (Incorporated by reference on Exhibit 10.2 of Senesco Technologies, Inc. Current Report on Form 8-K, filed on May 4, 2005.)

10.34

Consulting Agreement by and between the Company and Michael Berry, Ph.D. dated as of January 3, 2005 and Warrant issued to Michael Berry, Ph.D. dated as of January 3, 2005. (Incorporated by reference to Exhibit 10.3 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended March 31, 2005.)

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

†                  Filed herewith.

+                 The SEC granted Confidential Treatment for portions of this Exhibit.

SENESCO TECHNOLOGIES, INC.

 AND SUBSIDIARY

(a development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(a development stage company)

GOLDSTEIN GOLUB KESSLER LLP
Certified Public Accountants and Consultants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Senesco Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Senesco Technologies, Inc. and Subsidiary (a development stage company) as of June 30, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended and cumulative amounts from inception to June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Senesco Technologies, Inc. and Subsidiary as of June 30, 2005 and the results of their operations and their cash flows for each of the two years in the period ended and cumulative amounts from inception to June 30, 2005 in conformity with United States generally accepted accounting principles.

/s/ GOLDSTEIN GOLUB KESSLER LLP
GOLDSTEIN GOLUB KESSLER LLP
New York, New York

August 17, 2005

1185 Avenue of the Americas Suite 500 New York, NY 10036-2602

TEL 212 372 1800 FAX 212 372 1801 www.ggkllp.com

NEXIA INTERNATIONAL IS A WORLDWIDE NETWORK OF INDEPENDENT ACCOUNTING AND CONSULTING FIRMS

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(a development stage company)

CONSOLIDATED BALANCE SHEET

June 30, 2005

ASSETS

Current Assets:
Cash and cash equivalents	$291,858
Short-term investments	3,941,627
Prepaid expenses and other current assets	156,544

Total current assets	4,390,029

Long-term Investments	247,768

Property and Equipment, net	30,038

Intangibles, net	1,438,119

Deferred Income Tax Asset, net of valuation allowance of $4,355,000	—

Security Deposit	7,187
Total Assets	$6,113,141

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$217,569
Accrued expenses	180,002
Deferred revenue	33,333
Total current liabilities	430,904

Grant Payable	90,150

Other Liability	2,336
Total liabilities	523,390

Commitments

Stockholders’ Equity:
Preferred stock - $0.01 par value; authorized 5,000,000 shares, no shares issued	—
Common stock - $0.01 par value; authorized 30,000,000 shares, issued and outstanding 15,467,388 shares	154,674
Capital in excess of par	20,198,984
Deficit accumulated during the development stage	(14,763,907)
Stockholders’ equity	5,589,751
Total Liabilities and Stockholders’ Equity	$6,113,141

See Notes to Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(a development stage company)

CONSOLIDATED STATEMENT OF OPERATIONS

	Year ended June 30,		Cumulative Amounts from
	2005	2004	Inception

Revenue	$125,000	$16,667	$351,667

Operating expenses:
General and administrative	1,390,825	2,333,432	11,300,228
Research and development	1,265,960	1,071,870	4,929,076
Total operating expenses	2,656,785	3,405,302	16,229,304

Loss from operations	(2,531,785)	(3,388,635)	(15,877,637)

Noncash income	135,632	185,627	321,259

Sale of state income tax loss - net	153,160	91,448	586,442

Interest income - net	54,027	33,278	206,029
Net loss	$(2,188,966)	$(3,078,282)	$(14,763,907)

Basic and diluted net loss per common share	$(.16)	$(.24)	—

Basic and diluted weighted-average number of common shares outstanding	14,053,808	12,668,396	—

See Notes to Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

Period from July, 1998 (date of inception) to June 30, 2005

					Deferred
				Deficit	Compensation
				Accumulated	Related to	Total
	Common Stock		Capital	During the	Issuance of	Stockholders'
	Number		in Excess	Development	Options and	Equity
	of Shares	Amount	of Par	Stage	Warrants	(Deficiency)

Common stock outstanding	2,000,462	$20,005	$(20,005)	—	—	—

Contribution of capital	—	—	85,179	—	—	$85,179

Issuance of common stock in reverse merger on January 22, 1999 at $0.01 per share	3,400,000	34,000	(34,000)	—	—	—

Issuance of common stock for cash on May 21, 1999 for $2.63437 per share	759,194	7,592	1,988,390	—	—	1,995,982

Issuance of common stock for placement fees on May 21, 1999 at $0.01 per share	53,144	531	(531)	—	—	—

Net loss	—	—	—	$(1,168,995)	—	(1,168,995)

Balance at June 30, 1999	6,212,800	62,128	2,019,033	(1,168,995)	—	912,166

Issuance of common stock for cash on January 26, 2000 for $2.867647 per share	17,436	174	49,826	—	—	50,000

Issuance of common stock for cash on January 31, 2000 for $2.87875 per share	34,737	347	99,653	—	—	100,000

Issuance of common stock for cash on February 4, 2000 for $2.924582 per share	85,191	852	249,148	—	—	250,000

Issuance of common stock for cash on March 15, 2000 for $2.527875 per share	51,428	514	129,486	—	—	130,000

Issuance of common stock for cash on June 22, 2000 for $1.50 per share	1,471,700	14,718	2,192,833	—	—	2,207,551

Commissions, legal and bank fees associated with issuances for the year ended June 30, 2000	—	—	(260,595)	—	—	(260,595)

Fair market value of options and warrants granted during the year ended June 30, 2000	—	—	755,084	—	$(180,732)	574,352

Net loss	—	—	—	(2,444,916)	—	(2,444,916)

Balance at June 30, 2000	7,873,292	78,733	5,234,468	(3,613,911)	(180,732)	1,518,558

See Notes to Consolidated Financial Statements

					Deferred
				Deficit	Compensation
				Accumulated	Related to	Total
	Common Stock		Capital	During the	Issuance of	Stockholders'
	Number		in Excess	Development	Options and	Equity
	of Shares	Amount	of Par	Stage	Warrants	(Deficiency)

Fair market value of warrants granted on October 2, 2000	—	—	$80,700	—	—	$80,700

Change in fair market value of options and warrants granted	—	—	154,583	—	$(83,563)	71,020

Net loss	—	—	—	$(1,876,991)	—	(1,876,991)
Balance at June 30, 2001	7,873,292	$78,733	5,469,751	(5,490,902)	(264,295)	(206,713)

Issuance of common stock and warrants for cash from November 30, 2001 through April 17, 2002 at $1.75 per unit	3,701,430	37,014	6,440,486	—	—	6,477,500

Issuance of common stock and warrants associated with bridge loan conversion on December 3, 2001	305,323	3,053	531,263	—	—	534,316

Commissions, legal and bank fees associated with issuances for the year ended June 30, 2002	—	—	(846,444)	—	—	(846,444)

Fair market value of options and warrants vested during the year ended June 30, 2002	—	—	577,708	—	—	577,708

Fair value of options and warrants vested and change in fair market value of options and warrants granted	—	—	(15,085)	—	203,813	188,728

Net loss	—	—	—	(1,939,419)	—	(1,939,419)
Balance at June 30, 2002	11,880,045	118,800	12,157,679	(7,430,321)	(60,482)	4,785,676

Fair market value of warrants vested during the year ended June 30, 2003	—	—	97,497	—	—	97,497

Fair value of options and warrants vested and change in fair market value of options and warrants granted	—	—	(20,803)	—	60,482	39,679

Net loss	—	—	—	(2,066,338)	—	(2,066,338)
Balance at June 30, 2003	11,880,045	118,800	12,234,373	(9,496,659)	—	2,856,514

See Notes to Consolidated Financial Statements

					Deferred
				Deficit	Compensation
				Accumulated	Related to		Total
	Common Stock		Capital	During the	Issuance of		Stockholders'
	Number		in Excess	Development	Options and		Equity
	of Shares	Amount	of Par	Stage	Warrants		(Deficiency)

Issuance of common stock and warrants for cash from January 15, 2004 through February 12, 2004 at $2.37 per unit	1,536,922	$15,369	$3,627,131	—	—		$3,642,500

Allocation of proceeds to warrants	—	—	(2,099,090)				(2,099,090)

Reclassification of warrants	—	—	1,913,463	—	—		1,913,463

Commissions, legal and bank fees associated with issuances from January 15, 2004 through February 12, 2004	—	—	(378,624)	—	—		(378,624)

Fair market value of options and warrants vested during the year ended June 30, 2004	—	—	1,177,845	—	—		1,177,845

Options and warrants exercised during the year ended June 30, 2004 at exercise prices ranging from $1.00 - $3.25	370,283	3,704	692,945	—	—		696,649

Net loss	—	—	—	$(3,078,282)	—		(3,078,282)
Balance at June 30, 2004	13,787,250	137,873	17,168,043	(12,574,941)	—		4,730,975

Issuance of common stock and warrants for cash on May 9, 2005 at $2.11 per unit	1,595,651	15,957	3,350,872	—	—		3,366,829

Allocation of proceeds to warrants	—	—	(1,715,347)				(1,715,347)

Reclassification of warrants	—	—	1,579,715	—	—		1,579,715

Commissions, legal and bank fees associated with issuance on May 9, 2005	—	—	(428,863)	—	—		(428,863)

Fair market value of options and warrants vested during the year ended June 30, 2005	—	—	184,283	—	—		184,283

Options and warrants exercised during the year ended June 30, 2005 at exercise prices ranging from $1.50 - $3.25	84,487	844	60,281	—	—		61,125

Net loss	—	—	—	(2,188,966)	—		(2,188,966)
Balance at June 30, 2005	15,467,388	$154,674	$20,198,984	$(14,763,907)	$-0	-	$5,589,751

See Notes to Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(a development stage company)

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year ended June 30,		Cumulative Amounts from
	2005	2004	Inception

Cash flows from operating activities:
Net loss	$(2,188,966)	$(3,078,282)	$(14,763,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash capital contribution	—	—	85,179
Noncash conversion of accrued expenses into equity	—	—	131,250
Noncash income related to change in fair value of warrant liability	(135,632)	(185,627)	(321,259)
Issuance of common stock and warrants for interest	—	—	9,316
Issuance of stock options and warrants for services	184,283	1,177,845	2,860,563
Depreciation and amortization	43,719	30,424	157,556
(Increase) decrease in operating assets:
Prepaid expenses and other current assets	(62,577)	91,568	(156,544)
Security deposit	—	—	(7,187)
Increase (decrease) in operating liabilities:
Accounts payable	148,561	12,872	217,569
Accrued expenses	(107,624)	24,466	180,002
Other liability	2,336	—	2,336
Deferred revenue	—	33,333	33,333
Net cash used in operating activities	(2,115,900)	(1,893,401)	(11,571,793)

Cash flows from investing activities:
Patent costs	(531,988)	(346,092)	(1,457,786)
Redemption (purchase) of investments, net	(239,621)	(1,850,479)	(4,189,395)
Purchase of property and equipment	(5,972)	(4,235)	(167,928)
Net cash used in investing activities	(777,581)	(2,200,806)	(5,815,109)

Cash flows from financing activities:
Proceeds from grant	—	—	90,150
Proceeds from issuance of bridge notes	—	—	525,000
Proceeds from issuance of common stock and warrants, net and exercise of warrants and options	2,999,091	3,960,525	17,063,610
Cash provided by financing activities	2,999,091	3,960,525	17,678,760

Net increase (decrease) in cash and cash equivalents	105,610	(133,682)	291,858
Cash and cash equivalents at beginning of period	186,248	319,930	—
Cash and cash equivalents at end of period	$291,858	$186,248	$291,858

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—	$22,317

Supplemental schedule of noncash financing activity:
Conversion of bridge notes into stock	$—	$—	$534,316

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

If the Company’s review determines that the future undiscounted cash flows related to these assets will not be sufficient to recover their carrying value, the Company will reduce the carrying values of these assets down to its estimate of fair value and continue amortizing them over their remaining useful lives.  To date, the Company has not recorded any impairment of intangible assets.

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

Year ended June 30,	2005	2004

Net loss:
As reported	$(2,188,966)	$(3,078,282)
Stock-based employee compensation costs	(789,952)	(648,624)
Pro forma	$(2,978,918)	$(3,726,906)

Loss per share:
As reported	$(.16)	$(.24)
Pro forma	$(.21)	$(.29)

The estimated grant date present value reflected in the above table is determined using the Black-Scholes model.  The material factors incorporated in the Black-Scholes model in estimating the value of the options reflected in the above table for the years ended June 30, 2005 and 2004 include the following:  (i) estimated life of 10 years; (ii) a risk-free rate range of 4.19% and 3.00% to 4.27%, respectively, that represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term; (iii) volatility of 111.00% and 147.83%, respectively; and (iv) no annualized dividends paid with respect to a share of Common Stock at the date of grant.  The ultimate values of the options will depend on the future price of the Company’s Common Stock, which cannot be forecast with reasonable accuracy.

In December 2004, and as amended in April 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). The Company anticipates applying the standard beginning July 1, 2005. The table above reflects the estimated impact that such a change in accounting treatment would have had on the Company’s net income and net income per share if it had been in effect during the years ended June 30, 2005 and 2004.

Loss per common share is computed by dividing the loss by the weighted-average number of common shares outstanding during the period.  Shares to be issued upon the exercise of the outstanding options and warrants aggregating 8,015,591 and 6,892,086 as of June 30, 2005 and 2004, respectively, are not included in the computation of loss per share as their effect is antidilutive.

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

2. INVESTMENTS:	At June 30, 2005, the amortized cost basis, aggregate fair value, gross unrealized gains and maturity by majority security type were as follows:

	Gross
	Unrealized	Aggregate	Amortized
	Loss	Fair Value	Cost Basis

Held-to-maturity securities:
Debt securities issued by United States (maturing within two years)	$(6,353)	$2,052,659	$2,059,012
Corporate debt securities (maturing within one year)	(6,373)	2,124,010	2,130,383
	$(12,726)	$4,176,669	$4,189,395

Realized gains and losses are determined based on the specific-identification method.

3. PROPERTY AND EQUIPMENT:	Property and equipment, at cost, consists of the following:

		Estimated
		Useful Life

Company Web site	$26,500	3 years
Equipment	47,366	4 years
Leasehold improvements	7,233	5 years
Furniture and fixtures	67,674	7 years
	148,773
Accumulated depreciation and amortization	(118,735)
	$30,038

Depreciation and amortization expense aggregated $27,636 and $27,736 for the years ended June 30, 2005 and 2004, respectively.

4. INTANGIBLE ASSETS:	Intangible assets, at cost, consist of the following:

	Gross	Accumulated
	Amount	Amortization

Patents approved	$327,547	$19,667
Patents pending	1,130,239	—
	$1,457,786	$19,667

Amortization expense amounted to $16,083 and $2,688 for the years ended June 30, 2005 and 2004, respectively.

Estimated amortization expense for the next five years is as follows:

Year ending June 30,
2006	$19,000
2007	19,000
2008	19,000
2009	19,000
2010	19,000

5. ACCRUED EXPENSES:	The following are included in accrued expenses at June 30, 2005:

Accrued research	$55,000
Accrued accounting	53,836
Accrued patent costs	46,541
Accrued legal	19,827
Accrued other	4,798

$180,002

6. STOCKHOLDERS’ EQUITY:

In February 2004, the Company completed a private placement to certain accredited investors (the “2004 Accredited Investor Private Placement”) for an aggregate amount of 1,536,922 shares of Common Stock and warrants to purchase 768,459 shares of Common Stock for the aggregate cash consideration of $3,642,500.  The 2004 Accredited Investor Private Placement offered units of one share of Common Stock and a five-year warrant to purchase 0.50 shares of Common Stock at a price equal to $2.37 per unit.  The warrants were issued at an exercise price equal to $3.79 per share, with such warrants vesting on the date of grant.  The costs associated with the 2004 Accredited Investor Private Placement totaled $378,624.  The Company did not engage a placement agent for the sale of such securities.

Two directors of the Company participated in the 2004 Accredited Investor Private Placement.  Specifically, such directors of the Company purchased, in the aggregate, 63,292 shares of Restricted Common Stock on the same terms and conditions as all purchasers hereunder.

On March 17, 2004, the Company filed a registration statement with the SEC on Form S-3 to register all of the shares and the shares underlying the warrants acquired by the purchasers and finders (see below) in the 2004 Accredited Investor Private Placement.  The registration statement was declared effective by the SEC on May 14, 2004, and will remain in effect, subject to the Company being in compliance with all the applicable rules and regulations, until February 2, 2006.

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

In May 2005, the Company completed another private placement to certain accredited investors (the “2005 Accredited Investor Private Placement”) for an aggregate amount of 1,595,651 shares of Common Stock and warrants to purchase 797,836 shares of Common Stock for the aggregate cash consideration of $3,366,829.  The 2005 Accredited Investor Private Placement offered units of one share of Common Stock and a five-year warrant to purchase 0.50 shares of Common Stock at a price equal to $2.11 per unit.  The warrants were issued at an exercise price equal to $3.38 per share, with such warrants vesting on the date of grant.  The costs associated with the 2005 Accredited Investor Private Placement totaled $428,863.  In addition, the Company has caused its directors and officers to enter into Lock-up Agreements for a period of six months from the Closing Date with the Placement Agent for the benefit of the Purchasers.

On May 27, 2005, the Company filed a registration statement with the SEC on Form S-3 to register all of the shares and the shares underlying the warrants acquired by the purchasers and placement agent (see below) in the 2005 Accredited Investor Private Placement.  The registration statement was declared effective by the SEC on June 17, 2005, and will remain in effect, subject to the Company being in compliance with all the applicable rules and regulations, until

May 9, 2007.

Due to the Company’s obligation to file a registration statement to register for resale the shares underlying the warrants under the Securities Act of 1933, as amended, in accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Common Stock,” the value of the warrants amounting to $1,715,347 was recorded as a liability until the filing was declared effective.  The decrease in market value of the Common Stock from the closing of its financing to June 17, 2005, the effective date of the registration statement, resulted in noncash other income to reflect the decrease in Black-Scholes value of the warrants between those two dates.  As a result, the Company incurred a decrease in liability and other noncash income of $135,632 as of June 17, 2005.  Upon the Company meeting its obligation to file a registration statement, the fair value of the warrants amounting to $1,579,715, was reclassified to equity.

Oppenheimer and Co. Inc. (“Oppenheimer”) acted as the placement agent for the 2005 Accredited Investor Private Placement, As consideration for their services to the Company, Oppenheimer was issued warrants to purchase an aggregate of 167,544 shares of Common Stock, on the same terms and conditions as the warrants issued to the purchasers in the 2005 Accredited Investor Private Placement.

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

Stock option activity under the Plan is summarized as follows:

Year ended June 30,	2005		2004
		Weighted-		Weighted-
		average		average
		Exercise		Exercise
	Shares	Price	Shares	Price

Options outstanding at beginning of year	1,878,500	$2.64	1,781,000	$2.56
Granted	295,500	$3.45	215,000	$3.15
Exercised	(22,500)	$2.05	(67,500)	$1.85
Expired	(40,000)	$3.85	(50,000)	$2.80

Options outstanding at end of year	2,111,500	$2.74	1,878,500	$2.64

Options exercisable at end of year	1,834,508	$2.68	1,536,000	$2.67

Weighted-average fair value of options granted during the year		$3.45		$3.15

The following table summarizes information about stock options outstanding at June 30, 2005:

		Options Outstanding		Options Exercisable
		Weighted-
		average	Weighted-		Weighted-
	Number	Remaining	average	Number	average
Ranges of	Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Exercise Prices	June 30, 2005	Life (Years)	Price	June 30, 2005	Price

$1.50 - $2.10	812,500	6.40	$2.00	805,000	$2.00
$2.15 - $3.15	532,500	7.50	$2.62	440,000	$2.61
$3.45 - $4.00	766,500	6.80	$3.61	589,500	$3.66
$1.50 - $4.00	2,111,500	6.80	$2.74	1,834,500	$2.68

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

As of June 30, 2004, the Company had warrants outstanding for the purchase of 5,894,091 shares of Common Stock. Information on outstanding warrants is as follows:

Exercise Price	Warrants
$7.00	10,000
3.79	842,141
3.59	237,600
3.50	280,000
3.45	15,000
3.38	965,380
3.25	1,779,203
3.19	29,000
3.15	20,000
2.35	15,000
2.15	110,000
2.00	1,570,767
0.01	20,000
5,894,091

For the years ended June 30, 2005 and 2004, the Company incurred a compensation charge of $184,283 and $1,177,845, respectively, relating to the above options and warrants.  As of June 30, 2005, 5,862,425 of the above warrants are exercisable expiring at various dates through 2014. At June 30, 2005, the weighted-average exercise price on the above warrants was $3.01.

The Company uses the Black-Scholes model to determine the compensation charge relating to the above warrants when issued for services.  The material factors used in the Black-Scholes model include the following:  (i) an estimated life of 10 years (ii) a risk-free rate range of 4.19% to 4.29% and 3.30% to 4.27%, respectively, that represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term; (iii) volatility of 111.00% and 147.83%, respectively; and (iv) no annualized dividends paid with respect to a share of Common Stock at the date of grant.

7. INCOME TAXES:	The Company files a consolidated federal income tax return. The subsidiary files separate state and local income tax returns.

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Year ended June 30,	2005		2004
Federal statutory rate	(34)%		(34)%

Increase in valuation allowance	34		34
	-0	-%	-0	-%

At June 30, 2005, the deferred income tax asset consists of the following:

Deferred tax asset:
Net operating loss carryforward	$4,355,000
Valuation allowance	(4,355,000)
	$-0	-

In December 2004 and 2003, the Company sold its entire state net operating losses for the years ended June 30, 2003 and 2002, and received net proceeds of $153,160 and $91,448, respectively.

At June 30, 2005, the Company has federal and state net operating loss carryforwards of approximately $11,692,000 and $4,222,000, respectively, available to offset future taxable income expiring on various dates through 2025.

8. COMMITMENTS:

Effective September 1, 1998, the Company entered into a three-year research and development agreement with a university that a researcher, who is an officer, director and stockholder of the Company, is affiliated with.  Pursuant to the agreement, the university provides research and development under the direction of the researcher and the Company.  The agreement is renewable annually by the Company which has the right of termination upon 30 days’ advance written notice.  Effective September 1, 2001 and 2002, the Company extended the research and development agreement for an additional one-year and two-year period, respectively, in the amount of Can $433,700 and Can $1,092,800, respectively, or approximately U.S. $285,000 and U.S. $720,000, respectively.  In March 2004, the agreement was amended retroactively to September 1, 2002, to increase the research budget from Can $1,092,800 to Can $1,331,133, or approximately from U.S. $720,000 to U.S. $880,000.  Effective September 1, 2004, the Company extended the research and development agreement for an additional two-year period through August 31, 2006, in the amount of Can $1,529,430 or approximately U.S. $1,140,000.  Research and development expenses under this agreement for the years ended June 30, 2005 and 2004 aggregated U.S. $628,341 and U.S. $560,308, respectively, and U.S. $2,634,853 for the cumulative period through June 30, 2005.  Future obligations to be paid under the agreement through August 31, 2006 equal approximately $715,000.

Effective May 1, 1999, the Company entered into a consulting agreement for research and development with such researcher.  Effective January 1, 2003, the agreement was amended to provide for an increase in the monthly payments from $3,000 to $5,000 through June 2004.  The agreement was automatically renewed for an additional three-year term through June 30, 2007.  Future obligations to be paid under the agreement equal $120,000.

The Company has employment agreements with certain employees, all of whom are also stockholders of the Company.  These agreements provide for a base compensation and additional amounts, as defined.  The agreements expire between January 2006 and July 2007.  Future base compensation to be paid through July 2007 under the agreements as of June 30, 2005 is $715,467.

Effective May 18, 2005, the Company entered into a six-year lease for office space.  Rent is payable monthly, subject to certain escalations.  Future minimum rent payments as of June 30, 2005 are as follows:

Year ending June 30,
2006	$39,380
2007	76,684
2008	77,596
2009	78,508
2010	79,420
2011	73,568
$425,156

Rent expense charged to operations for the years ended June 30, 2005 and 2004 is $47,759 and $39,608, respectively.

The lease provides for scheduled increases in base rent.  Rent expense is charged to operations ratably over the term of the lease, which results in deferred rent payable and represents the cumulative rent expense charged to operations from inception of the lease in excess of the required lease payments.

9. JOINT VENTURE:

On May 14, 1999, the Company entered into a joint venture agreement (“Joint Venture”) with an Israeli partnership that is engaged in the worldwide marketing of tissue culture plants.  The purpose of the Joint Venture is to develop enhanced banana plants which will result in banana fruit with improved consumer-and grower-driven traits.  The Joint Venture is owned 50% by the Company and 50% by the Israeli partnership.  For the period from inception on May 14, 1999 to June 30, 2005, the Joint Venture has had no revenue, expenses, assets or liabilities.  The Company’s portion of the Joint Venture’s expenses approximated $67,700 and $53,500 for the years ended June 30, 2005 and 2004, respectively, and is included in research and development expenses.

In July 1999, the Joint Venture applied for and received a conditional grant from the Israel - United States Binational Research and Development Foundation (the “BIRD Foundation”).  This agreement, as amended, allowed the Joint Venture to receive $340,000 over a five-year period ending May 31, 2004.  Grants received from the BIRD Foundation will be paid back only upon the commercial success of the Joint Venture’s technology, as defined.  The Company has received a total of $90,150, none of which was received during the years ended June 30, 2004 and 2005.

10. LICENSE AND DEVELOPMENT AGREEMENTS:

In June 2002, the Company entered into a three-year exclusive worldwide development and option agreement with ArborGen, (“ArborGen”) (the “Agreement”) to develop the Company’s technology in certain species of trees.  In July 2002, the Company received an initial fee.  In November 2004, the Company received a milestone payment.  Upon the completion of certain additional development benchmarks set forth in the Agreement, the Company will receive additional periodic development payments over the term of the Agreement.  The Agreement also grants ArborGen an option to acquire an exclusive worldwide license to commercialize the Company’s technology in various forestry products.  Under the terms of the Agreement, in March 2005, ArborGen extended the Agreement through June 2006.

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

Also in September 2002, the Company entered into an exclusive worldwide collaboration agreement with Anawah, Inc. (“Anawah”) (the “Anawah Agreement”) to establish a research alliance to develop and commercialize certain genetically enhanced species of produce.  Under the Anawah Agreement, Anawah will license its proprietary technology to the Company and will also perform certain transformation functions in order to develop seeds in certain species of produce that have been enhanced with the Company’s technology.  In connection with the execution of the Anawah Agreement, the Company incurred an initial research and development fee of $200,000, which was amortized over the estimated term of the research to be performed under the agreement.  In May 2004, the Company incurred a $50,000 fee in connection with the delivery of transformed seeds from Anawah.  If Anawah’s technology is used in the commercialization of the enhanced produce, the Company will make certain royalty payments to Anawah.  In January 2005, the Company terminated the Anawah Agreement.  Under the terms of the Agreement, the Company will retain its exclusive license to Anawah’s DHS Gene Mutation technology for the selected gene target in the specific field of use at an annual fee of $50,000.

On March 8, 2004, the Company entered into a Development and License Agreement with The Scotts Company (the “Scotts Agreement”), which will enable the two companies to incorporate the Company’s proprietary Factor 5A and DHS technology into a variety of garden plants, bedding plants and turfgrasses.  The Scotts Agreement provides for an upfront payment upon execution of the Scotts Agreement, milestone payments over the next three years and a one-time fee, as well as royalty payments, upon commercial introduction.  Pursuant to the terms of the Scotts Agreement and in conjunction with SAB No. 104, the Company is amortizing the upfront and milestone payments over the term of the estimated development period of the Agreement.  As of June 30, 2005, the amount of deferred revenue is $33,333.

On October 18, 2004, the Company entered into a license agreement with the Broin Companies (“Broin”) to license the Company’s proprietary gene technology to Broin to improve aspects of Broin’s ethanol production capabilities.  The Company will receive an annual payment for each Broin facility that incorporates the Company’s technology.