Form 10-Q
period 2005-09-30
SENESCO TECHNOLOGIES INC
filed 2005-11-14
CIK 1035354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File No. 001-31326

SENESCO TECHNOLOGIES, INC.

(exact name of registrant as specified in its charter)

Delaware	84-1368850
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

303 George Street, Suite 420
New Brunswick, New Jersey 08901
(Address of principal executive offices)

(732) 296-8400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes: ☒	No: ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes: ☐	No: ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes: ☐	No: ☒

As of October 31, 2005, 15,467,388 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION.

Item 1.	Financial Statements (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS as of September 30, 2005 and June 30, 2005

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS For the Three Months Ended September 30, 2005 and 2004, and From Inception on July 1, 1998 through September 30, 2005

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY From Inception on July 1, 1998 through September 30, 2005

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three Months Ended September 30, 2005 and 2004, and From Inception on July 1, 1998 through September 30, 2005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Factors That May Affect Our Business, Future Operating Results and Financial Condition

Liquidity and Capital Resources

Changes to Critical Accounting Policies and Estimates

Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION.

Item 6.	Exhibits.

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

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	June 30,
	2005	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$584,283	$291,858
Short-term investments	3,130,355	3,941,627
Prepaid expenses and other current assets	129,884	156,544
Total Current Assets	3,844,522	4,390,029

Long-term investments	—	247,768
Property and equipment, net	25,104	30,038
Intangibles, net	1,591,150	1,438,119
Security deposit	7,187	7,187
TOTAL ASSETS	$5,467,963	$6,113,141

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$139,619	$217,569
Accrued expenses	273,816	180,002
Deferred revenue	20,833	33,333
Total Current Liabilities	434,268	430,904

Grant payable	90,150	90,150
Other liability	10,357	2,336
TOTAL LIABILITIES	534,775	523,390

STOCKHOLDERS’ EQUITY:

Preferred stock, $0.01 par value; authorized 5,000,000 shares, no shares issued	—	—
Common stock, $0.01 par value; authorized 30,000,000 shares, issued and outstanding 15,467,388	154,674	154,674
Capital in excess of par	24,730,594	24,490,035
Deficit accumulated during the development stage	(19,952,080)	(19,054,958)
Total Stockholders’ Equity	4,933,188	5,589,751

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,467,963	$6,113,141

Prior year amounts have been adjusted for adoption of FAS 123R on July 1, 2005.

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	From Inception on July 1, 1998 through September 30,
	2005	2004	2005

Revenue	$12,500	$12,498	$364,167

Operating Expenses:

General and administrative	522,449	486,402	15,624,223
Research and development	419,541	257,585	5,838,122
Total Operating Expenses	941,990	743,987	21,462,345

Loss From Operations	(929,490)	(731,489)	(21,098,178)

Sale of state income tax loss	—	—	586,442
Other noncash income	—	—	321,259
Interest income, net	32,368	7,868	238,397
Net Loss	$(897,122)	$(723,621)	$(19,952,080)

Basic and Diluted Net Loss Per Common Share	$(0.06)	$(0.05)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	15,467,388	13,787,848

Prior year amounts have been adjusted for adoption of FAS 123R on July 1, 2005.

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FROM INCEPTION ON JULY 1, 1998 THROUGH SEPTEMBER 30, 2005
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

(continued)

Prior year amounts have been adjusted for adoption of FAS 123R on July 1, 2005.

See Notes to Condensed Consolidated Financial Statements.

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage	Total

Commissions, legal and bank fees associated with issuances for the year ended June 30, 2000	—	—	$(260,595)	—	$(260,595)

Fair market value of options and warrants vested during the year ended June 30, 2000	—	—	1,775,399	—	1,775,399

Fair market value of options and warrant vested during the year ended June 30, 2001	—	—	237,599	—	237,599

Issuance of common stock and warrants for cash from November 30, 2001 through April 17, 2002 at $1.75 per unit	3,701,430	$37,014	6,440,486	—	6,477,500

Issuance of common stock and warrants associated with bridge loan conversion on December 3, 2001	305,323	3,053	531,263	—	534,316

Commissions, legal and bank fees associated with issuances for the year ended June 30, 2002	—	—	(846,444)	—	(846,444)

Fair market value of options and warrants vested during the year ended June 30, 2002	—	—	1,659,998	—	1,659,998

Fair market value of options and warrants vested during the year ended June 30, 2003	—	—	809,163	—	809,163

(continued)

Prior year amounts have been adjusted for adoption of FAS 123R on July 1, 2005.

See Notes to Condensed Consolidated Financial Statements.

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage	Total

Issuance of common stock and warrants for cash from January 15, 2004 through February 12, 2004 at $2.37 per unit	1,536,922	$15,369	$3,627,131	—	$3,642,500

Allocation of proceeds to warrants	—	—	(2,099,090)	—	(2,099,090)

Reclassification of warrants	—	—	1,913,463	—	1,913,463

Commissions, legal and bank fees associated with issuances for the year ended June 30, 2004	—	—	(378,624)	—	(378,624)

Fair market value of options and warrants vested during the year ended June 30, 2004	—	—	1,826,469	—	1,826,469

Options and warrants exercised (continued) during the year ended June 30, 2004 at exercise prices ranging from $1.00 - $3.25	370,283	3,704	692,945	—	696,649

Issuance of common stock and warrants for cash on May 9, 2005 at $2.11 per unit	1,595,651	15,957	3,350,872	—	3,366,829

Allocation of proceeds to warrants	—	—	(1,715,347)	—	(1,715,347)

Reclassification of warrants	—	—	1,579,715	—	1,579,715

Commissions, legal and bank fees associated with issuance on May 9, 2005		—	(428,863)	—	(428,863)

(continued)

Prior year amounts have been adjusted for adoption of FAS 123R on July 1, 2005.

See Notes to Condensed Consolidated Financial Statements.

	Common Stock		Capital in Excess of Par Value	Deficit Accumulated During the Development Stage	Total
	Shares	Amount

Options and warrants exercised during the year ended June 30, 2005 at exercise prices ranging from $1.50 to $3.19	84,487	$844	$60,281	—	$61,125

Fair market value of options and warrants vested during the year ended June 30, 2005	—	—	974,235	—	974,235

Fair market value of options and warrants vested during the three months ended September 30, 2005	—	—	240,559	—	240,559

Net loss	—	—	—	$(19,952,080)	(19,952,080)

Balance at September 30, 2005	15,467,388	$154,674	$24,730,594	$(19,952,080)	$4,933,188

Prior year amounts have been adjusted for adoption of FAS 123R on July 1, 2005.

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended September 30,		From Inception on July 1, 1998 through September 30,
	2005	2004	2005
Cash flows from operating activities:
Net loss	$(897,122)	$(723,621)	$(19,952,080)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash capital contribution	—	—	85,179
Noncash conversion of accrued expenses into equity	—	—	131,250
Noncash income related to change in fair value of warrant liability	—	—	(321,259)
Issuance of common stock and warrants for interest	—	—	9,316
Fair value of stock options and warrants issued for services	240,559	170,239	7,392,173
Depreciation and amortization	9,751	10,004	167,307
(Increase) decrease in operating assets:
Prepaid expense and other current assets	26,660	34,151	(129,884)
Security deposit	—	—	(7,187)
Increase (decrease) in operating liabilities:
Accounts payable	(77,950)	79,844	139,619
Accrued expenses	93,814	(59,967)	273,816
Deferred revenue	(12,500)	(12,498)	20,833
Other liability	8,021	—	10,357
Net cash used in operating activities	(608,767)	(501,848)	(12,180,560)

Cash flows from investing activities:
Patent costs	(157,848)	(169,963)	(1,615,634)
Redemption (purchase) of investments, net	1,059,040	601,416	(3,130,355)
Purchase of property and equipment	—	(1,684)	(167,928)
Net cash provided by (used in) investing activities	901,192	429,769	(4,913,917)

Cash flows from financing activities:
Proceeds from grant	—	—	90,150
Proceeds from issuance of bridge notes	—	—	525,000
Proceeds from issuance of common stock	—	5,125	17,063,610
Cash provided by financing activities	—	5,125	17,678,760

Net increase (decrease) in cash and cash equivalents	292,425	(66,954)	584,283

Cash and cash equivalents at beginning of period	291,858	186,248	—

Cash and cash equivalents at end of period	$584,283	$119,294	$584,283

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—	$22,317

Supplemental schedule of noncash financing activity:
Conversion of bridge notes into stock	$—	$—	$534,316

Prior year amounts have been adjusted for adoption of FAB 123R on July 1, 2005.

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 - Basis of Presentation:

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005.

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of September 30, 2005, the results of its operations for the three-month periods ended September 30, 2005 and 2004, cash flows for three-month periods ended September 30, 2005 and 2004, the results of its operations and cash flows for the period from inception on July 1, 1998 through September 30, 2005.

Interim results are not necessarily indicative of results for the full fiscal year.

As further discussed in Note 3, the Company adopted FAS No. 123R, “Share-Based Payment” (“FAS No. 123R”) effective July 1, 2005 using the modified-retrospective method.  The adoption of this standard requires the recognition of stock-based compensation expense in the consolidated financial statements.  Prior to July 1, 2005, the Company followed Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations.  In accordance with APB No. 25, no stock-based compensation expense had been recognized related to the Company’s stock options granted to employees and directors, as all options had an exercise price equal to the market value of the underlying common stock on the date of grant.  In accordance with the modified-retrospective method, we have adjusted previously reported results to reflect the effect of expensing those stock options.  The cumulative adjustment associated with the adoption of the modified-retrospective method increased capital in excess of par and deficit accumulated during the development stage by $4,291,051 as of June 30, 2005.

Note 2 - Loss Per Share:

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  As of September 30, 2005 and 2004, shares to be issued upon the exercise of options and warrants aggregating 8,015,591 and 6,849,586 respectively, at an average exercise price of $2.94 and $2.83, respectively, are not included in the computation of diluted loss per share as the effect is anti-dilutive.

Note 3 – Share-Based Transactions:

Effective July 1, 2005, the Company adopted FAS No. 123R, utilizing the modified-retrospective method.  FAS No. 123R requires the recognition of stock-based compensation expense in the consolidated financial statements.  Under the modified-retrospective method, the provisions of FAS No. 123R apply to all awards granted or modified after the date of adoption.  Prior year results have been adjusted reflect the amortized portion of the fair value of the options granted prior to the date of adoption which have been measured under the original provisions of FAS No. 123.  In addition, the unamortized portion of the options that were granted prior to the date of adoption, also determined under the original provisions of FAS No. 123, shall be recognized in the periods after the date of adoption.

The cumulative effect of the change to capital in excess of par and deficit accumulated during the development stage as of July 1, 2004 is as follows:

	Capital in	Deficit Accumulated During
	Excess of Par	the Development Stage
July 1, 2004, as originally reported	$17,168,043	$(12,574,941)
Cumulative effect of change in accounting principle	3,501,099	(3,501,099)
July 1, 2004, as adjusted	$20,669,142	$(16,076,040)

The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee.  Generally, the awards vest based upon time-based conditions.

The following stock-based compensation expense of $240,559 and $170,238 was recognized for the three month periods ended September 30, 2005 and 2004, respectively:

	Three Months Ended September 30,
	2005	2004

General and administrative expenses	$180,508	$158,638
Research and development expenses	60,051	11,600

Total stock-based compensation expense	$240,559	$170,238

Basic and diluted loss per common share	$.02	$.01

The fair value of each stock option granted prior to July 1, 2005 has been determined using the Black-Scholes model.  The material factors incorporated in the Black-Scholes model in estimating the value of the options reflected in the above table for the three month periods ended September 30, 2005 and 2004 include the following:  (i) estimated life of 10 years; (ii) a risk-free rate range of 4.19% and 3.00% to 4.27%, respectively, that represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term; (iii) volatility of 111.00% and 147.83%, respectively; and (iv) no annualized dividends paid with respect to a share of Common Stock at the date of grant.  The ultimate values of the options will depend on the future price of the Company’s Common Stock, which cannot be forecast with reasonable accuracy.

A summary of changes in the stock option plan for the three month period ended September 30, 2005 is as follows:

	Number of	Weighted-Average
	Options	Exercise Price

Outstanding at July 1, 2005	2,111,500	$2.74
Granted	—	—
Exercised	—	—
Canceled	—	—

Outstanding at September 30, 2005	2,111,500	$2.74

Exercisable at September 30, 2005	1,834,508	$2.68

As of September 30, 2005, the aggregate intrinsic value of stock options outstanding was $12,225, with a weighted-average remaining term of 6.6 years.  The aggregate intrinsic value of stock options exercisable at that same date was $12,150, with a weighted-average remaining term of 6.3 years.  As of September 30, 2005, the Company has 798,500 shares available for future stock option grants.

As of September 30, 2005, total compensation expense not yet recognized related to stock option grants amounted to $350,683, which will be recognized over the next 15 months.

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

Overview

Our Business

We are a development stage biotechnology company whose mission is to utilize its patented and patent-pending genes, primarily Factor 5A, DHS and Lipase in agricultural applications and Factor 5A and DHS in human health applications, to:

•                  enhance the quality and productivity of fruits, flowers, vegetables and agronomic crops through the control of cell death, referred to as senescence, in plants;

•                  develop novel approaches to treat inflammatory and / or programmed cell death, referred to as apoptosis, related diseases in humans; and

•                  develop novel approaches to treat cancer, a group of diseases in which apoptosis does not occur normally.

Agricultural results to date include:

•                  longer shelf life of perishable produce;

•                  increased biomass and seed yield;

•                  greater tolerance to environmental stresses, such as drought;

•                  greater tolerance to certain fungal pathogens; and

•                  advancement to field trials in banana, lettuce, trees, and bedding plants.

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

•                  inducing apoptosis in both human cancer cell lines derived from tumors and in lung tumors in mice which have the same genetic defect that can cause lung cancer in humans;  and

•                  increasing the survival rate in mice in which sepsis has been induced by a lethal injection of LPS.

Human Health Applications

We believe that our gene technology could have broad applicability in the human health field, by either inhibiting or accelerating apoptosis.  Inhibiting apoptosis may be useful in preventing or treating a wide range of inflammatory and ischemic diseases attributed to premature apoptosis.  Accelerating apoptosis may be useful in treating certain forms of cancer because the body’s immune system is not able to force cancerous cells to undergo apoptosis.  We are currently working on certain ocular diseases, lung cancer, bladder cancer, multiple myeloma, Crohn’s disease, viral replication, lung and other organ inflammation.

Our preliminary research reveals that the DHS and Factor 5A genes may regulate apoptosis in human cells.  In humans, there are two different isoforms of Factor 5A: the apoptosis isoform, which carries out cell death and the growth isoform, which carries out cell proliferation. We believe that our Factor 5A technology may have potential application as a means for controlling a broad range of apoptotic diseases, both inflammatory/ischemic diseases and cancers. We have commenced preclinical in-vivo and in-vitro research to determine Factor 5A’s ability to regulate key execution genes, inflammatory cytokines, receptors, and transcription factors, which are implicated in numerous apoptotic diseases.

We believe that our technology’s down-regulation of the cell death isoform of Factor 5A may have potential application as a means for controlling a broad range of diseases that are attributable to either premature apoptosis, ischemia, or inflammation. Apoptotic diseases include glaucoma, heart disease, and certain inflammatory diseases such as Crohn’s disease, sepsis and rheumatoid arthritis, among others.  We have commenced preclinical research on a variety of these diseases. Using small inhibitory RNA’s, or siRNA’s, against the apoptosis isoform of Factor 5A to inhibit its expression, we have reduced pro-inflammatory cytokine formation and formation of receptors for LPS, interferon-gamma and TNF-alpha.   In-vitro experiments have shown that siRNA’s against Factor 5A protected human lamina cribrosa (optic nerve) and colon epithelial (HT-29) cells from TNF alpha induced apoptosis.  In-vivo mouse studies have shown that the siRNAs against Factor 5A (i) protect thymocyte cells from apoptosis and decreases formation of myeloperoxidase, TNF, MIP-1alpha, and IL-1 in the lungs of mice challenged with LPS; and (ii) increases the survival rate in which sepsis had been induced by a lethal injection of LPS.  We have also determined that inhibiting the apoptosis isoform of Factor 5A down-regulates NFkB and JAK1 and decreases the inflammatory cytokines formed through the NFkB and JAK/STAT pathways.  The siRNA’s against Factor 5A are currently being tested in several preclinical in-vivo inflammatory disease models.

Proteins required for cell death include p53, interleukins and other cytokines, caspases, and TNF-a. Expression of these cell death proteins is required for the execution of apoptosis.  We have found that blocking Factor 5A by treatment with siRNA, inhibits the expression of p53, a major cell death transcription factor that in turn controls the formation of a suite of other cell death proteins.  In addition, down-regulation of Factor 5A up-regulates Bcl-2, a major suppressor of apoptosis.  Inhibiting Factor 5A also reduces the number of cells undergoing apoptosis.  These data were collected in tests in human lamina cribrosa cells grown from human optic nerve heads and from human intestinal epithelial cells.  The use of primary human cells and cell lines has direct application to the study of glaucoma and inflammatory bowel disease.  By inhibiting Factor 5A, we were able to reduce TNF-a induced apoptosis by 80% in lamina cribrosa cells.  TNF-a is strongly up-regulated in the optic nerve head of the glaucomatous eye, and TNF-a induced apoptosis appears to be an important determinant of the progressive neurodegeneration characteristic of glaucoma. Thus, inhibition of TNF-a induced apoptosis may reduce damage to the optic nerve during glaucoma.  Crohn’s disease can lead to apoptosis of intestinal epithelial cells and destruction of the lining of the bowel through production of cytokines, such as TNF-a.  We have found that inhibition of Factor 5A in a human intestinal epithelial cell line not only protects these cells from cytokine induced apoptosis, but it also decreases production of TNF-a protein by 90%.  This dual effect of our inhibitor of Factor 5A has led us to study inflammatory bowel disease in an animal model.

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

We have also established in preclinical studies that up-regulation of the apoptosis Factor 5A isoform carries out cell death in cancer cells through both the p53 (intrinsic) and cell death receptor (extrinsic) immune pathways. Tumors arise when cells that have been targeted by the immune system to undergo apoptosis are unable to do so because of an inability to activate the apoptotic pathways. Just as the senescence Factor 5A gene appears to facilitate expression of the entire suite of genes required for programmed cell death in plants, the apoptosis Factor 5A gene appears to regulate expression of a suite of genes required for programmed cell death in humans. Because the Factor 5A gene appears to function at the initiation point of the apoptotic pathways, both intrinsic and extrinsic, we believe that our gene technology has potential application as a means of combating a broad range of cancers.  We have found, in in-vitro studies, that up-regulating the apoptosis isoform of Factor 5A results in the up-regulation of p53, an important tumor suppressor gene that promotes apoptosis in cells with damaged DNA, inflammatory cytokine production, increased cell death receptor formation and caspase activity.  These features, coupled with a simultaneous down-regulation Bcl-2, a suppressor of apoptosis, and telomerase, result in apoptosis of cancer cells.  In addition, in-vitro studies have shown that Factor 5A also down-regulates VEGF, a growth factor which allows tumors to develop additional vascularization needed for growth beyond a small mass of cells.

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

Agricultural Applications

Our technology neither deletes nor adds genes to the cell.  Factor 5A, DHS and lipase are already present in all plant cells.  Additionally, our technology may be incorporated into crops by using either conventional breeding, or non genetically modified, methods or biotechnology gene suppression techniques.

We are currently working with lettuce, turfgrass, tomato, canola, Arabidopsis (a model plant that is similar to canola), banana, alfalfa, and certain species of trees and bedding plants, and we have obtained proof of concept for the use of the Factor 5A, DHS and lipase genes in several of these plants.  We have ongoing field trials of certain bedding plants, trees, lettuce and bananas with our respective partners.  The first round of lettuce field trials showed that our technology effectively reduces browning in cut lettuce.  The first and second round of banana field trials have shown that our technology extends the shelf life of banana fruit by 100%.  In addition to the shelf life benefits, field trials conducted during the 2004-2005 winter generated encouraging disease resistance data, specific to Black Sigatoka (Black Leaf Streak Disease), for banana plants. Additional field trials for banana plants are planned for Black Sigatoka.  Commercialization may require a combination of traits in a crop, such as both shelf life and disease resistance, or other traits.  Our near-term research and development initiatives include silencing or reducing the expression of DHS and Factor 5A genes in these plants and propagation and testing of plants with our silenced genes.

Research Program

Our subsequent research and development initiatives include:

•                  further developing and implementing the DHS and Factor 5A gene technology in lettuce, banana, and a variety of other commercially important crops such as oil seed crops, turfgrass, bedding plants, tomato, alfalfa and trees;

•                  testing the resultant crops for new beneficial traits such as increased yield, increased tolerance to environmental stress and disease resistance; and

•                  assessing the role of the Factor 5A genes in human diseases through the accumulation of additional data from preclinical experiments with cell lines and animal models.

Our strategy for agriculture focuses on various plants to maximize possible future market penetration among the different sectors of the broad agricultural and horticultural markets.

Patent and Patent Applications

To date, we have been granted eight patents by the United States Patent and Trademark Office, or PTO, and two patents from foreign countries, nine of which are for use of our technology in agricultural applications and one of which relates to human health applications.

In addition to our ten patents, we have a wide variety of patent applications, including divisional applications and continuations-in-part, in process with the PTO and internationally.  We intend to continue our strategy of enhancing these new patent applications through the addition of data as it is collected.

Commercialization Strategy

We presently license our technology to agricultural companies capable of incorporating our technology into crops grown for commercial agriculture.  We anticipate revenues from these relationships in the form of licensing fees and royalties from our partners, usage fees in the case of the agreement with the Broin Company, or sharing gross profits in the case of the joint venture with Rahan Meristem.  In addition, we anticipate payments from our partners upon our achievement of certain research and development benchmarks.  This commercialization strategy allows us to generate revenue at various stages of product development, while ensuring that our technology is incorporated into a wide variety of crops.  Our optimal partners combine the technological expertise to incorporate our technology into their product line along with the ability to successfully market the enhanced final product, thereby eliminating the need for us to develop and maintain a sales force.  Through September 30, 2005, we have entered into five license and development agreements and one joint venture with established agricultural biotechnology companies.  Additionally, we continue to have discussions with Asian companies that could directly commercialize our technology without government or research academy involvement.  While such discussions with Asian companies are currently in process, we cannot assure you that any final agreements may be consummated.

Generally, projects with our license and joint venture partners begin by transforming seed or germplasm to incorporate our technology.  Those seeds or germplasm are then grown in a greenhouse.  After successful greenhouse trials, the plants are then transferred to the field for field trials.  After completion of successful field trials, the crops may be commercialized.  The amount of time spent on each development phase depends on the crop, its growth cycle and the success of the transformation achieving the desired results as follows:

Seed Transformation	1 to 2 years
Greenhouse	1 to 2 years
Field Trials	2 to 5 years

Commercialization

The development of our technology with The Broin Company is different than our other licenses in that we are modifying certain production inputs for ethanol.  That process involves modifying the inputs, testing it in Broin’s production process and if successful, implementing it in Broin’s production process on a plant by plant basis.

The status of each of our projects with our partners is as follows:

Project	Partner	Status

Banana	Rahan Meristem
• Shelf Life		Field Trials
• Disease		Field Trials

Lettuce	Harris Moran
• Browning		Field Trials
• Disease		Field Trials

Trees	Arborgen
• Growth		Field Trials

Alfalfa	Cal / West	Greenhouse

Turfgrass	The Scotts Company	Seed Transformation

Bedding Plants	The Scotts Company	Field Trials

Ethanol	The Broin Company	Modify Inputs

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

We plan to employ the same partnering strategy in both the human health and agricultural target markets.  Our preclinical research has yielded data that we have presented to various biopharmaceutical companies that may be prospective licensees for the development and marketing of potential applications of our technology.  Consistent with our commercialization strategy, we intend to attract other companies interested in strategic partnerships or licensing our technology, which may result in additional license fees, revenues from contract research and other related revenues.  Successful future operations will depend on our ability to transform our research and development activities into commercially feasible technology.

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

We are a development stage biotechnology company with a limited operating history and limited assets and capital.  We have incurred losses each year since inception and have an accumulated deficit of $19,952,080 at September 30, 2005.  We have generated minimal revenues by licensing certain of our technology to companies willing to share in our development costs. However, our technology may not be ready for widespread commercialization for several years. We expect to continue to incur losses for the next several years because we anticipate that our expenditures on research and development, commercialization and administrative activities will significantly exceed our revenues during that period. We cannot predict when, if ever, we will become profitable.

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

As of September 30, 2005, we had cash and highly-liquid investments valued at $3,714,638 and working capital of $3,410,254.  Using our available reserves as of September 30, 2005, we believe that we can operate according to our current business plan for at least the next twelve months.  To date, we have generated minimal revenues and anticipate that our operating costs will exceed any revenues generated over the next several years.  Therefore, we may be required to raise additional capital in the future in order to operate according to our current business plan, and this funding may not be available on favorable terms, if at all.  In addition, in connection with any funding, if we need to issue more equity securities than our certificate of incorporation currently authorizes, or more than 20% of the shares of our common stock outstanding, we may need stockholder approval.  If stockholder approval is not obtained or if adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. Investors may experience dilution in their investment from future offerings of our common stock. For example, if we raise additional capital by issuing equity securities, such an issuance would reduce the percentage ownership of existing stockholders.  In addition, assuming the exercise of all options and warrants outstanding, as of September 30, 2005, we had 6,517,021 shares of common stock authorized but unissued, which may be issued from time to time by our board of directors without stockholder approval.  Furthermore, we may need to issue securities that have rights, preferences and privileges senior to our common stock.  Failure to obtain financing on acceptable terms would have a material adverse effect on our liquidity.

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

We have been issued eight patents by the U.S. Patent and Trademark Office, or PTO, and two patents from foreign countries.  We have also filed numerous patent applications for our technology in the United States and in several foreign countries, which technology is vital to our primary business, as well as several Continuations in Part on these patent applications.  Our success depends in part upon the grant of patents from our pending patent applications.

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

We could become involved in infringement actions to enforce and/or protect our patents.  Regardless of the outcome, patent litigation is expensive and time consuming and would distract our management from other activities.  Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we could because they have substantially greater resources.  Uncertainties resulting from the initiation and continuation of any patent litigation could limit our ability to continue our operations.

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

We are highly dependent on our scientific advisors, consultants and third-party research partners.  Our success will also depend in part on the continued service of our key employees and our ability to identify, hire and retain additional qualified personnel in an intensely competitive market.  Although we have employment agreements with all of our key employees and a research agreement with Dr. Thompson, these agreements may be terminated upon short or no notice.  We do not maintain key person life insurance on any member of management.  The failure to attract and retain key personnel could limit our growth and hinder our research and development efforts.

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

As of September 30, 2005, our executive officers, directors and affiliated entities together beneficially own approximately 40.5% of the outstanding shares of our common stock, assuming the exercise of options and warrants which are currently exercisable or will become exercisable within 60 days of September 30, 2005, held by these stockholders.  As a result, these stockholders, acting together, will be able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders.  Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

Our stockholders may experience substantial dilution as a result of the exercise of outstanding options and warrants to purchase our common stock.

As of September 30, 2005, we have granted options outside of our stock option plan to purchase 10,000 shares of our common stock and outstanding warrants to purchase 5,894,091 shares of our common stock.  In addition, as of September 30, 2005, we have reserved 3,000,000 shares of our common stock for issuance upon the exercise of options granted pursuant to our stock option plan, 2,201,500 of which have been granted, 90,000 of which have been exercised, 2,111,500 of which are outstanding, and 798,500 of which may be granted in the future.  The exercise of these options and warrants will result in dilution to our existing stockholders and could have a material adverse effect on our stock price.

A significant portion of our total outstanding shares of common stock may be sold in the market in the near future, which could cause the market price of our common stock to drop significantly.

As of September 30, 2005, we had 15,467,388 shares of our common stock issued and outstanding, of which approximately 1,595,651 and 1,536,922 shares are registered pursuant to registration statements on Form S-3, which was declared effective on June 17, 2005 and May 14, 2004, and the remainder of which are either eligible to be sold under SEC Rule 144 or are in the public float.  In addition, we have registered 965,380 and 1,114,741 shares of our Common Stock underlying warrants previously issued on the Form S-3 registration statements that were declared effective on June 17, 2005 and May 14, 2004, and we registered 3,000,000 shares of our common stock underlying options granted or to be granted under our stock option plan.  Consequently, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, may have a material adverse effect on our stock price.

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

Overview

As of September 30, 2005, our cash balance and investments totaled $3,714,638, and we had working capital of $3,410,254.  As of September 30, 2005, we had a federal tax loss carry-forward of approximately $11,500,000 and a state tax loss carry-forward of approximately $5,100,000 to offset future taxable income. There can be no assurance, however, that we will be able to take advantage of any or all of such tax loss carry-forwards, if at all, in future fiscal years.

Contractual Obligations

The following table lists our cash contractual obligations as of September 30, 2005:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years

Research and Development Agreements (1)	$616,620	$616,620	$—	$—	$—

Facility, Rent and Operating Leases (2)	$405,087	$39,375	$154,280	$157,928	$53,504

Employment, Consulting and Scientific Advisory Board Agreements (3)	$846,563	$676,275	$170,288	$—	$—

Total Contractual Cash Obligations	$1,868,270	$1,332,270	$324,568	$157,928	$53,504

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

Capital Resources

Since inception, we have generated revenues of $364,167 in connection with the initial fees and milestone payments received under our license and development agreements.  We have not been profitable since inception, we will continue to incur additional operating losses in the future, and we will require additional financing to continue the development and subsequent commercialization of our technology.  While we do not expect to generate significant revenues from the licensing of our technology for the next one to three years, we may enter into additional licensing or other agreements with marketing and distribution partners that may result in additional license fees.  We may also receive revenues from contract research, or other related revenue.

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

Changes to Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005.  There have been no changes to such critical accounting policies and estimates except as follows:

We adopted FAS No. 123R, “Share-Based Payment” effective July 1, 2005 using the modified-retrospective method.  The adoption of this standard requires the recognition of stock-based compensation expense in the consolidated financial statements.  Prior to July 1, 2005, we followed Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations.  In accordance with Accounting Principles Board Opinion 25, no stock-based compensation expense had been recognized related to the Company’s stock options granted to employees and directors, as all options had an exercise price equal to the market value of the underlying common stock on the date of grant.  In accordance with the modified-retrospective method, we have adjusted previously reported results to reflect the effect of expensing those stock options.  The cumulative adjustment associated with the adoption of the modified-retrospective method increased capital in excess of par and deficit accumulated during the development stage by $4,291,051 as of June 30, 2005.

Results of Operations

Three Months Ended September, 2005 and Three Months Ended September 30, 2004

The net loss for the three-month periods ended September 30, 2005 and 2004 was $897,122 and $723,621, respectively, an increase of $173,501, or 24.0%.  This increase was primarily the result of an increase in general and administrative expenses and research and development expenses, which was partially offset by an increase in interest income.

We had revenue of $12,500 and $12,498 during the three-month periods ended September 30, 2005 and 2004, respectively, which consisted of the amortized portion of the initial fee and milestone payment on a development and license agreement.  It is difficult for us to determine our future revenue expectations because we are a development stage biotechnology company.  As such, the timing and outcome of our experiments, the timing of signing new partners and the timing of our partners moving through the development process into commercialization is difficult to accurately predict.

Operating expenses consist of general and administrative, and research and development expenses.  Operating expenses for the three-month periods ended September 30, 2005 and 2004 were $941,990 and $743,987, respectively, an increase of $198,003, or 26.6%.  This increase was primarily the result of a 62.8% increase in research and development expenses and a 7.4% increase in general and administrative expenses.  We expect operating expenses to increase over the next twelve months as we anticipate that research and development and general and administrative expenses will increase as we continue to expand our research and development activities.

General and administrative expenses for the three-month periods ended September 30, 2005 and 2004 were $522,449 and $486,402, respectively, an increase of $36,047, or 7.4%.  General and administrative expenses consist of the following:

	Three months ended September 30,
	2005	2004

Stock-based compensation	$180,508	$158,638
Payroll and benefits	148,602	141,135
Investor relations	68,045	74,240
Professional fees	61,022	53,991
Other general and administrative expenses	64,272	58,398

Total general and administrative expenses	$522,449	$486,402

•                  Stock-based compensation consists primarily of the amortized portion of Black-Scholes value of options previously granted to directors and employees.  There were no options granted during the three month periods ended September 30, 2005 and 2004.

•                  Payroll and benefits increased primarily as a result of salary and health insurance rate increases.

•                  Investor relations expense decreased primarily as a result of a decrease in the amount of financial advisory fees.

•                  Professional fees increased primarily as a result of the initial costs of compliance incurred in connection with Section 404 of Sarbanes-Oxley.

We expect general and administrative expenses to modestly increase over the next twelve months primarily due to an increase in legal and accounting fees related to the increased regulatory environment and an increase in rent due to moving into larger office space in June 2005.

Research and development expenses, for the three-month periods ended September 30, 2005 and 2004 were $419,541 and $257,585, respectively, an increase of $161,956, or 62.8%  This increase was primarily the result of the expanded research programs in both the agricultural and human health applications of our technology, as well as an increase in stock-based compensation.

The breakdown of our research and development expenses between stock-based compensation and other research and development expenses is as follows:

	Three months ended September 30,
	2005	2004

Other research and development expenses	$359,490	$245,985
Stock-based compensation	60,051	11,600

Total research and development expenses	$419,541	$257,585

The breakdown of our research and development expenses between agricultural and human research programs is as follows:

	Three months ended September 30,
	2005	%	2004	%

Agricultural research programs	$200,705	48%	$119,696	47%
Human health research programs	218,836	52	137,889	53

Total research and development expenses	$419,541	100%	$257,585	100%

We expect the percentage of human health research programs to modestly increase as a percentage of the total research and development expenses as we continue to expand our human health initiatives.

Interest income increased during the three month period ended September 30, 2005 primarily as a result of an increase in interest rates.

Period From Inception on July 1, 1998 through September 30, 2005

From inception of operations on July 1, 1998 through September 30, 2005, we had revenues of $364,167, which consisted of the initial license fees and milestone payments in connection with our various development and license agreements.  We do not expect to generate significant revenues for approximately the next one to three years, during which time we will engage in significant research and development efforts.

We have incurred losses each year since inception and have an accumulated deficit of $19,952,080 at September 30, 2005.  We expect to continue to incur losses as a result of expenditures on research, product development and administrative activities.

Item 3.            Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

We invest in high-quality financial instruments, primarily money market funds, federal agency notes, corporate debt securities and United States treasury notes, with an effective duration of the portfolio of less than nine months, and no security with an effective duration in excess of two years, which we believe are subject to limited credit risk.  We currently do not hedge our interest rate exposure.  Due to the short-term nature of our investments, which we plan to hold until maturity, we do not believe that we have any material exposure to interest rate risk arising from our investments.

Foreign Currency Risk

Our financial statements are denominated in United States dollars and, except for our agreement with the University of Waterloo, which is denominated in Canadian dollars, all of our contracts are denominated in United States dollars.  Therefore, we believe that fluctuations in foreign currency exchange rates will not result in any material adverse effect on our financial condition or results of operations.  In the event we derive a greater portion of our revenues from international operations or in the event a greater portion of our expenses are incurred internationally and denominated in a foreign currency, then changes in foreign currency exchange rates could effect our results of operations and financial condition.

Item 4.                                   Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2005.  Based on this evaluation, our chief executive officer and chief financial officer concluded that as of September 30, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

SENESCO TECHNOLOGIES, INC.

DATE: November 14, 2005	By:	/s/ Bruce C. Galton
Bruce C. Galton, President
and Chief Executive Officer
(Principal Executive Officer)

DATE: November 14, 2005	By:	/s/ Joel Brooks
Joel Brooks, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)