Form 10-Q
period 2005-12-31
SENESCO TECHNOLOGIES INC
filed 2006-02-14
CIK 1035354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes: ☐	No: ☒

As of January 31, 2006, 15,467,388 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
as of December 31, 2005 (unaudited) and June 30, 2005

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
For the Three Months Ended December 31, 2005 and 2004,
For the Six Months Ended December 31, 2005 and 2004,
and From Inception on July 1, 1998 through December 31, 2005

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’
EQUITY (unaudited)
From Inception on July 1, 1998 through December 31, 2005

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
For the Six Months Ended December 31, 2005 and 2004, and From Inception on July 1, 1998 through December 31, 2005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

Item 2.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Overview

Liquidity and Capital Resources

Changes to Critical Accounting Policies and Estimates

Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1A	Risk Factors

Item 2.	Changes in Securities and Issuer Purchases of Equity Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

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

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2005	June 30, 2005
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$79,811	$291,858
Short-term investments	2,940,093	3,941,627
Prepaid expenses and other current assets	75,192	156,544
Total Current Assets	3,095,096	4,390,029

Long-term investments	—	247,768
Property and equipment, net	20,170	30,038
Intangibles, net	1,753,885	1,438,119
Security deposit	7,187	7,187
TOTAL ASSETS	$4,876,338	$6,113,141

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$100,334	$217,569
Accrued expenses	396,524	180,002
Deferred revenue	8,333	33,333
Total Current Liabilities	505,191	430,904

Grant payable	90,150	90,150
Other liability	18,377	2,336
TOTAL LIABILITIES	613,718	523,390

STOCKHOLDERS’ EQUITY:

Preferred stock, $0.01 par value; authorized 5,000,000 shares, no shares issued	—	—
Common stock, $0.01 par value; authorized 30,000,000 shares, issued and outstanding 15,467,388	154,674	154,674
Capital in excess of par	24,974,035	24,490,035
Deficit accumulated during the development stage	(20,866,089)	(19,054,958)
Total Stockholders’ Equity	4,262,620	5,589,751

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,876,338	$6,113,141

Prior year amounts have been adjusted for adoption of FAS 123R on July 1, 2005.

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended December 31, 2005	For the Three Months Ended December 31, 2004	For the Six Months Ended December 31, 2005	For the Six Months Ended December 31, 2004	From Inception on July 1, 1998 through December 31, 2005

Revenue	$12,500	$87,502	$25,000	$100,000	$376,667

Operating Expenses:
General and administrative	548,742	538,140	1,071,191	1,024,541	16,172,965
Research and development	405,439	357,603	824,980	615,188	6,243,561
Total Operating Expenses	954,181	895,743	1,896,171	1,639,729	22,416,526

Loss From Operations	(941,681)	(808,241)	(1,871,171)	(1,539,729)	(22,039,859)

Sale of state income tax loss, net	—	153,160	—	153,160	586,442
Other noncash income	—	—	—	—	321,259
Interest income, net	27,672	9,851	60,040	17,719	266,069
Net Loss	$(914,009)	$(645,230)	$(1,811,131)	$(1,368,850)	$(20,866,089)

Basic and Diluted Net Loss Per Common Share	$(0.06)	$(0.05)	$(0.12)	$(0.10)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	15,467,388	13,802,357	15,467,388	13,795,102

Prior year amounts have been adjusted for adoption of FAS 123R on July 1, 2005.

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FROM INCEPTION ON JULY 1, 1998 THROUGH DECEMBER 31, 2005

(unaudited)

	Common Stock		Capital in Excess of Par Value	Deficit Accumulated During the Development Stage	Total
	Shares	Amount

Common stock outstanding	2,000,462	$20,005	$(20,005)	—	—

Contribution of capital	—	—	85,179	—	$85,179

Issuance of common stock in reverse merger on January 22, 1999 at $0.01 per share	3,400,000	34,000	(34,000)	—	—

Issuance of common stock for cash on May 21, 1999 at $2.63437 per share	759,194	7,592	1,988,390	—	1,995,982

Issuance of common stock for placement fees on May 21, 1999 at $0.01 per share	53,144	531	(531)	—	—

Issuance of common stock for cash on January 26, 2000 at $2.867647 per share	17,436	174	49,826	—	50,000

Issuance of common stock for cash on January 31, 2000 at $2.87875 per share	34,737	347	99,653	—	100,000

Issuance of common stock for cash on February 4, 2000 at $2.934582 per share	85,191	852	249,148	—	250,000

Issuance of common stock for cash on March 15, 2000 at $2.527875 per share	51,428	514	129,486	—	130,000

Issuance of common stock for cash on June 22, 2000 at $1.50 per share	1,471,700	14,718	2,192,833	—	2,207,551

Prior year amounts have been adjusted for adoption of FAS 123R on July 1, 2005.

See Notes to Condensed Consolidated Financial Statements.

	Common Stock		Capital in Excess of Par Value	Deficit Accumulated During the Development Stage	Total
	Shares	Amount

Commissions, legal and bank fees associated with issuances for the year ended June 30, 2000	—	—	$(260,595)	—	$(260,595)

Fair market value of options and warrants vested during the year ended June 30, 2000	—	—	1,775,399	—	1,775,399

Fair market value of options and warrant vested during the year ended June 30, 2001	—	—	237,599	—	237,599

Issuance of common stock and warrants for cash from November 30, 2001 through April 17, 2002 at $1.75 per unit	3,701,430	$37,014	6,440,486	—	6,477,500

Issuance of common stock and warrants associated with bridge loan conversion on December 3, 2001	305,323	3,053	531,263	—	534,316

Commissions, legal and bank fees associated with issuances for the year ended June 30, 2002	—	—	(846,444)	—	(846,444)

Fair market value of options and warrants vested during the year ended June 30, 2002	—	—	1,659,998	—	1,659,998

Fair market value of options and warrants vested during the year ended June 30, 2003	—	—	809,163	—	809,163

Prior year amounts have been adjusted for adoption of FAS 123R on July 1, 2005.

See Notes to Condensed Consolidated Financial Statements.

	Common Stock		Capital in Excess of Par Value	Deficit Accumulated During the Development Stage	Total
	Shares	Amount

Issuance of common stock and warrants for cash from January 15, 2004 through February 12, 2004 at $2.37 per unit	1,536,922	$15,369	$3,627,131	—	$3,642,500

Allocation of proceeds to warrants	—	—	(2,099,090)	—	(2,099,090)

Reclassification of warrants	—	—	1,913,463	—	1,913,463

Commissions, legal and bank fees associated with issuances for the year ended June 30, 2004	—	—	(378,624)	—	(378,624)

Fair market value of options and warrants vested during the year ended June 30, 2004	—	—	1,826,469	—	1,826,469

Options and warrants exercised during the year ended June 30, 2004 at exercise prices ranging from $1.00 - $3.25	370,283	3,704	692,945	—	696,649

Issuance of common stock and warrants for cash on May 9, 2005 at $2.11 per unit	1,595,651	15,957	3,350,872	—	3,366,829

Allocation of proceeds to warrants	—	—	(1,715,347)	—	(1,715,347)

Reclassification of warrants	—	—	1,579,715	—	1,579,715

Commissions, legal and bank fees associated with issuance on May 9, 2005	—	—	(428,863)	—	(428,863)

Prior year amounts have been adjusted for adoption of FAS 123R on July 1, 2005.

See Notes to Condensed Consolidated Financial Statements.

	Common Stock		Capital in Excess of Par Value	Deficit Accumulated During the Development Stage	Total
	Shares	Amount

Options and warrants exercised during the year ended June 30, 2005 at exercise prices ranging from $1.50 to $3.19	84,487	$844	$60,281	—	$61,125

Fair market value of options and warrants vested during the year ended June 30, 2005	—	—	974,235	—	974,235

Fair market value of options and warrants vested during the six months ended December 31, 2005	—	—	484,000	—	484,000

Net loss	—	—	—	$(20,866,089)	(20,866,089)

Balance at December 31, 2005	15,467,388	$154,674	$24,974,035	$(20,866,089)	$4,262,620

Prior year amounts have been adjusted for adoption of FAS 123R on July 1, 2005.

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended December 31,		From Inception on July 1, 1998 through December 31, 2005
	2005	2004
Cash flows from operating activities:
Net loss	$(1,811,131)	$(1,368,850)	$(20,866,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash capital contribution	—	—	85,179
Noncash conversion of accrued expenses into equity	—	—	131,250
Noncash income related to change in fair value of warrant liability	—	—	(321,259)
Issuance of common stock and warrants for interest	—	—	9,316
Fair value of stock options and warrants issued for services	484,000	459,765	7,635,613
Depreciation and amortization	19,722	19,972	177,279
(Increase) decrease in operating assets:
Prepaid expense and other current assets	81,352	59,822	(75,192)
Security deposit	—	—	(7,187)
Increase (decrease) in operating liabilities:
Accounts payable	(117,235)	22,798	100,334
Accrued expenses	216,522	35,831	396,524
Deferred revenue	(25,000)	(25,000)	8,333
Other liability	16,041	—	18,377
Net cash used in operating activities	(1,135,729)	(795,662)	(12,707,522)

Cash flows from investing activities:
Patent costs	(325,620)	(300,338)	(1,783,406)
Redemption (purchase) of investments, net	1,249,302	1,504,803	(2,940,093)
Purchase of property and equipment	—	(1,684)	(167,928)
Net cash provided by (used in) investing activities	923,682	1,202,781	(4,891,427)

Cash flows from financing activities:
Proceeds from grant	—	—	90,150
Proceeds from issuance of bridge notes	—	—	525,000
Proceeds from issuance of common stock	—	46,125	17,063,610
Cash provided by financing activities	—	46,125	17,678,760

Net increase (decrease) in cash and cash equivalents	(212,047)	453,244	79,811

Cash and cash equivalents at beginning of period	291,858	186,248	—

Cash and cash equivalents at end of period	$79,811	$639,492	$79,811

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—	$22,317

Supplemental schedule of noncash financing activity:
Conversion of bridge notes into stock	$—	$—	$534,316

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of December 31, 2005, the results of its operations for the three-month and six-month periods ended December 31, 2005 and 2004, cash flows for six-month periods ended December 31, 2005 and 2004, the results of its operations and cash flows for the period from inception on July 1, 1998 through December 31, 2005.

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

Note 2 - Loss Per Share:

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  As of December 31, 2005 and 2004, shares to be issued upon the exercise of options and warrants aggregating 8,306,591 and 7,140,086 respectively, at an average exercise price of $2.88 and $2.86, respectively, are not included in the computation of diluted loss per share as the effect is anti-dilutive.

Note 3 – Share-Based Transactions:

Effective July 1, 2005, the Company adopted FAS No. 123R, utilizing the modified-retrospective method.  FAS No. 123R requires the recognition of stock-based compensation expense in the consolidated financial statements.  Under the modified-retrospective method, the provisions of FAS No. 123R apply to all awards granted or modified after the date of adoption. Prior year results have been adjusted to reflect the amortized portion of the fair value of the options granted prior to the date of adoption, which have been measured under the original provisions of FAS No. 123.  In addition, the unamortized portion of the options that were granted prior to the date of adoption, also determined under the original provisions of FAS No. 123, shall be recognized in the periods after the date of adoption.

The cumulative effect of the change to capital in excess of par and deficit accumulated during the development stage as of July 1, 2004 is as follows:

	Capital in Excess of Par	Deficit Accumulated During the Development Stage

July 1, 2004, as originally reported	$17,168,043	$(12,574,941)
Cumulative effect of change in accounting principle	3,501,099	(3,501,099)
July 1, 2004, as adjusted	$20,669,142	$(16,076,040)

The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee.  Generally, the awards vest based upon time-based conditions.

The following stock-based compensation expense of $243,441 and $289,528 was recognized for the three-month periods ended December 31, 2005 and 2004, respectively, and $484,000 and $459,766 for the six-month periods ended December 31, 2005 and 2004, respectively:

	Three Months Ended December 31,		Six Month Ended December 31,
	2005	2004	2005	2004

General and administrative expenses	$145,558	$178,463	$326,066	$337,102
Research and development expenses	97,883	111,065	157,934	122,664

Total stock-based compensation expense	$243,441	$289,528	$484,000	$459,766

Basic and diluted loss per common share	$.02	$.02	$.03	$.03

The fair value of each stock option granted has been determined using the Black-Scholes model.  The material factors incorporated in the Black-Scholes model in estimating the value of the options reflected in the above table include the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004

Estimated life in years	6-10	10	6-10	10
Risk-free interest rate (1)	4.2%-4.5%	4.2%	4.2%-4.5%	4.2%
Volatility	70%-148%	111%-148%	70%-148%	111%-148%
Dividend paid	None	None	None	None

(1)           represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term.

The ultimate values of the options will depend on the future price of the Company’s Common Stock, which cannot be forecast with reasonable accuracy.

A summary of changes in the stock option plan for the six-month period ended December 31, 2005 is as follows:

	Number of Options	Weighted-Average Exercise Price

Outstanding at July 1, 2005	2,111,500	$2.74
Granted	318,000	1.40
Exercised	—	—
Canceled	3,000	3.48

Outstanding at December 31, 2005	2,426,500	$2.56

Exercisable at December 31, 2005	2,132,175	$2.65

As of December 31, 2005, the aggregate intrinsic value of stock options outstanding was $6,360, with a weighted-average remaining term of 6.9 years.  The aggregate intrinsic value of stock options exercisable at that same date was $2,620, with a weighted-average remaining term of 6.5 years.  As of December 31, 2005, the Company has 483,500 shares available for future stock option grants.

As of December 31, 2005, total compensation expense not yet recognized related to stock option grants amounted to $513,245, which will be recognized over the next 24 months.

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

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes thereto included in the Quarterly Report on Form 10-Q.  The discussion and analysis may contain forward-looking statements that are based upon current expectations and entail various risks and uncertainties.  Our actual results and the timing of events could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those set forth under “Factors That May Affect Our Business, Future Operating Results and Financial Condition” and elsewhere in this report.

Overview

Our Business

We are a development stage biotechnology company whose mission is to utilize its patented and patent-pending genes, primarily Factor 5A and DHS in human health applications,  and Factor 5A, DHS and Lipase in agricultural applications, to:

•                  develop novel approaches to treat inflammatory and / or programmed cell death, referred to as apoptosis, related diseases in humans;

•                  develop novel approaches to treat cancer, a group of diseases in which apoptosis does not occur normally; and

•                  enhance the quality and productivity of fruits, flowers, vegetables and agronomic crops through the control of cell death, referred to as senescence, in plants.

Certain human health results to date include:

•                  determining the expression of our patent-pending genes in both ischemic and non-ischemic heart tissue, and correlating such genes to certain key immune regulators, known as cytokines, that have been found to be involved in apoptosis; reducing cytokine induced apoptosis in human optic nerve cell lines and in human epithelial cell lines of the intestine;

•                  inducing apoptosis in both human cancer cell lines derived from tumors and in lung tumors in mice;

•                  comparing our technology to existing anti-inflammatory drugs in reducing certain cytokines in mice;

•                  measuring VEGF reduction in mouse lung tumors as a result of treatment with our genes;

•                  increasing the survival rate in mice in which sepsis has been induced by a lethal injection of LPS; and

•                  inducing increased apoptosis in a human multiple myeloma cell line.

Certain agricultural results to date include:

•                  longer shelf life of perishable produce;

•                  increased biomass and seed yield;

•                  greater tolerance to environmental stresses, such as drought;

•                  greater tolerance to certain fungal pathogens;

•                  more efficient use of fertilizer; and

•                  advancement to field trials in banana, lettuce, trees, and bedding plants.

Human Health Applications

We believe that our gene technology could have broad applicability in the human health field, by either inhibiting or accelerating apoptosis.  Inhibiting apoptosis may be useful in preventing or treating a wide range of inflammatory and ischemic diseases attributed to premature apoptosis.  Accelerating apoptosis may be useful in treating certain forms of cancer.

Our research to date reveals that the DHS and Factor 5A genes may regulate apoptosis in human cells.  In humans, there are two different isoforms of Factor 5A: the apoptosis isoform, which helps to carry out cell death and the growth isoform, which helps to carry out cell proliferation. We believe that our Factor 5A technology may have potential application as a means for controlling a broad range of apoptotic diseases, both inflammatory/ischemic diseases and cancers. We have commenced preclinical in-vivo and in-vitro research to determine Factor 5A’s ability to regulate key execution genes, inflammatory cytokines, receptors, and transcription factors, which are implicated in numerous apoptotic diseases.

We believe that our technology’s down-regulation of the cell death isoform of Factor 5A may have potential application as a means for controlling a broad range of diseases that are attributable to premature apoptosis, ischemia, or inflammation. Apoptotic diseases include glaucoma, heart disease, and certain inflammatory diseases such as Crohn’s disease, sepsis and rheumatoid arthritis, among many others.  We have commenced preclinical research on a variety of these diseases. Using small inhibitory RNA’s, or “siRNA’s”, against the apoptosis isoform of Factor 5A to inhibit its expression, we have reduced pro-inflammatory cytokine formation and formation of receptors for liposolysaccharide, or LPS, interferon-gamma and TNF-alpha.  In-vitro experiments have shown that siRNA’s against Factor 5A protected human lamina cribrosa (optic nerve) and colon epithelial cells from TNF alpha induced apoptosis.  We have also determined that inhibiting the apoptosis isoform of Factor 5A down-regulates NFkB and JAK1 and decreases the inflammatory cytokines formed through the NFkB and JAK/STAT pathways. Additionally, we have compared our siRNA to a steroid and to a prescription anti-TNF drug in its ability to reduce cytokine response to LPS.  In-vivo mouse studies have shown that the siRNAs against Factor 5A (i) protect thymocyte cells from apoptosis and decreases formation of myeloperoxidase, or MPO, TNF, MIP-1alpha, and IL-1 in the lungs of mice challenged with LPS; and (ii) increases the survival rate in which sepsis had been induced by a lethal injection of LPS.  The siRNA’s against Factor 5A are currently being tested in several preclinical in-vivo inflammatory disease models.

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

Inhibiting Factor 5A also reduces the number of cells undergoing apoptosis.  These data were collected in tests in human lamina cribrosa cells grown from human optic nerve heads and from human intestinal epithelial cells.  The use of primary human cells and cell lines has direct application to the study of glaucoma and inflammatory bowel disease.  By inhibiting Factor 5A, we were able to reduce TNF-a induced apoptosis by approximately 70% in lamina cribrosa cells.  TNF-a is strongly up-regulated in the optic nerve head of the glaucomatous eye, and TNF-a induced apoptosis appears to be an important determinant of the progressive neurodegeneration characteristic of glaucoma. Thus, inhibition of TNF-a induced apoptosis may reduce damage to the optic nerve during glaucoma.  Crohn’s disease can lead to apoptosis of intestinal epithelial cells and destruction of the lining of the bowel through production of cytokines, such as TNF-a.  We have found that inhibition of Factor 5A in a human intestinal epithelial cell line not only protected these cells from cytokine induced apoptosis, but it also decreases production of TNF-a protein by 90%.  This dual effect of our inhibitor of Factor 5A has led us to study inflammatory bowel disease in an animal model.

In addition to this in vitro work, several preclinical mouse studies have shown a reduction of inflammation and general protection of the immune system.  In one experiment, we pretreated mice intranasally with an inhibitor of Factor 5A and then introduced LPS, a toxic agent that triggers inflammation through the immune system in response to bacterial infections. The mice that had been pretreated with the inhibitor of Factor 5A had approximately 90% lower levels of MPO in their lung tissue, indicating that inflammation of the lung was correspondingly reduced.  MPO is a marker of inflammation and has been associated with inflammatory disease of organs such as the heart, lungs and bowels.  In another experiment, we similarly pretreated mice with an inhibitor of Factor 5A and introduced LPS to induce inflammation and an immune system response. Under control conditions, LPS kills thymocytes, which are important immune system precursor cells, known as T cells, created in the thymus to fend off infection. Senesco’s technology allowed for approximately 90% greater survival of these thymocytes in the presence of LPS.  In another study designed to test Factor 5A’s ability to protect mice from death due to sepsis, a condition in which the immune system’s rapid inflammatory response to a severe infection can cause organ damage and result in death, we treated mice with Factor 5A inhibitor using different dosing schedules.  In the groups that received Factor 5A inhibitor, survival ranged from 20% to 100% of the mice, depending upon the mouse strain and dosing regime, while none of the untreated mice survived.

We have also established in preclinical studies that up-regulation of the apoptosis Factor 5A isoform carries out cell death in cancer cells through both the p53 (intrinsic) and cell death receptor (extrinsic) immune pathways. Tumors arise when cells that have been targeted by the immune system to undergo apoptosis are unable to do so because of an inability to activate the apoptotic pathways. Just as the senescence Factor 5A gene appears to facilitate expression of the entire suite of genes required for programmed cell death in plants, the apoptosis Factor 5A gene appears to regulate expression of a suite of genes required for programmed cell death in humans. Because the Factor 5A gene appears to function at the initiation point of the apoptotic pathways, both intrinsic and extrinsic, we believe that our gene technology has potential application as a means of combating a broad range of cancers.  We have found, in in-vitro studies, that up-regulating the apoptosis isoform of Factor 5A results in: the up-regulation of p53, an important tumor suppressor gene that promotes apoptosis in cells with damaged DNA; inflammatory cytokine production; increased cell death receptor formation; and caspase activity.  These features, coupled with a simultaneous down-regulation Bcl-2, a suppressor of apoptosis, and telomerase, result in apoptosis of cancer cells.  In addition, in-vitro studies have shown that up-regulation of Factor 5A also down-regulates VEGF, a growth factor which allows tumors to develop additional vascularization needed for growth beyond a small mass of cells.

Human Health Research Program

Our human health research program has consisted of pre-clinical in-vitro and in-vivo experiments designed to assess the role and method of action of the Factor 5A genes in human diseases.  We have performed research on certain ocular diseases, lung cancer, bladder cancer, multiple myeloma, inflammatory bowel disease, viral replication, lung and other organ inflammation.

•                  Lung Cancer – in-vivo experiments on a specific lung cancer models have been performed.  The experiments have shown that by injecting naked factor 5A DNA intravenously into the mouse, that the tumor load was significantly reduced.  In a follow up experiment, compounds that increase the circulating time of the Factor 5A DNA have reduced the tumor burden even further.

•                  Bladder Cancer – in-vitro bladder cancer studies have been initiated to determine the efficacy of over-expressing Factor 5A to induce apoptosis in these cells.  Experiments are ongoing to increase the transfection efficiency of the cells with Factor 5A.

•                  Multiple Myeloma – cell culture studies of human myeloma cells have shown that Factor 5A can significantly effect cell viability by causing the myeloma cells to begin apoptosis.  A 90% reduction in myeloma cell viability was observed in the myeloma cells treated with Factor 5A compared to a 25% reduction in viability in untreated myeloma cells.  These results were seen in the presence of IL-6, a growth factor for myeloma cells.

•                  Sepsis – The results of our experiment showed up to 100% survival with one particular dose and regimen of the siRNA to Factor 5A.

•                  Inflammatory Bowel Disease – the siRNA to Factor 5A is being utilized in a mouse model to determine the effect that down-regulation of Factor 5A has on induced colitis.  Experiments are currently focused on regimen and route of administration of the siRNA to Factor 5A to optimize the effect on protecting bowel tissue.

•                  Lung Inflammation – is being studied to ascertain the siRNA to Factor 5A’s ability to reduce morbidity and mortality from elevated levels of pro-inflammatory cytokines caused from infection and blood loss.  Current experiments involve the optimization of dose and delivery.

Our planned future research and development initiatives for human health include:

•                  Lung Cancer – lung cancer experiments will continue to focus on the reduction of tumor load and longevity of the treated mice.  Delivery systems that might target the tumor cell and deliver Factor 5A directly to the cancer cells may by explored.  Other lung cancers may also be explored to determine Factor 5A’s efficacy in different forms of lung cancer.

•                  Bladder Cancer – our research program for bladder cancer may focus on the pathway of apoptosis in these cells.  Further research with these cells may reveal insight into how other cancers block endogenous apoptosis from occurring.

•                  Multiple Myeloma – the next set of multiple myeloma experiments will involve a mouse model system and may include optimizing the deliver of Factor 5A.

•                  Sepsis – we will measure key pro-inflammatory cytokines during the progression of the disease with and without siRNA treatment.

•                  Inflammatory Bowel Disease – routes of administration of the siRNA to Factor 5A will be explored to optimize its protection against pro-inflammatory cytokines.

•                  Lung Inflammation – optimization of the delivery and dose of the siRNA to Factor 5A to the lungs is the direction of our planned future experiments.  Mouse model systems may be used to illustrate the siRNA to Factor 5A’s ability to reduce morbidity and mortality in lung inflammation, caused by the up-regulation of pro-inflammatory cytokines induced by pathogens and other stresses to the lungs.

•                  Other – we will continue to look at other disease states in order to determine the role of Factor 5A.

In order to pursue the above research initiatives, as well as other research initiatives that may arise, including toxicity studies and clinical trials, it will be necessary for us to raise a significant amount of working capital.  If we are unable to raise the necessary funds, we may be required to significantly curtail the above research initiative and we will be unable to pursue other possible research initiatives.

Agricultural Applications

Factor 5A, DHS and lipase are already present in all plant cells.  Our technology may be incorporated into crops by using either conventional breeding methods (non-genetically modified) or biotechnology gene suppression techniques.

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

Our subsequent research and development initiatives for agriculture include:

•                  further developing and implementing the DHS and Factor 5A gene technology in lettuce, banana, and a variety of other commercially important crops such as oil seed crops, turfgrass, bedding plants, tomato, alfalfa and trees; and

•                  testing the resultant crops for new beneficial traits such as increased yield, increased tolerance to environmental stress, disease resistance and more efficient use of fertilizer.

Our strategy for agriculture focuses on various plants to maximize possible future market penetration among the different sectors of the broad agricultural and horticultural markets.

Commercialization Strategy

We presently license our technology to agricultural companies capable of incorporating our technology into crops grown for commercial agriculture.  We anticipate revenues from these relationships in the form of licensing fees and royalties from our partners, usage fees in the case of the agreement with the Broin Company, or sharing gross profits in the case of the joint venture with Rahan Meristem.  In addition, we anticipate payments from our partners upon our achievement of certain research and development benchmarks.  This commercialization strategy allows us to generate revenue at various stages of product development, while ensuring that our technology is incorporated into a wide variety of crops.  Our optimal partners combine the technological expertise to incorporate our technology into their product line along with the ability to successfully market the enhanced final product, thereby eliminating the need for us to develop and maintain a sales force.  Through December 31, 2005, we have entered into five license and development agreements and one joint venture with established agricultural biotechnology companies.

In January 2006, the development and license agreement with The Scotts Company was amended. Certain milestone payments, which were to be made on a milestone basis, have now been deferred and incorporated in the amount to be paid to us upon commercialization.  Additionally, the commercialization fee has been increased.  All other aspects of the agreement remain unchanged, and the project continues to move forward without interruption.

We continue to have discussions with Asian companies that could directly commercialize our technology without government or research academy involvement.  While such discussions with Asian companies are currently in process, we cannot assure you that any final agreements may be consummated.

Generally, projects with our license and joint venture partners begin by our partners transforming seed or germplasm to incorporate our technology.  Those seeds or germplasm are then grown in our partners’ greenhouse.  After successful greenhouse trials, our partners will transfer the plants to the field for field trials.  After completion of successful field trials, the crops may be commercialized.  Generally, the approximate time to complete each of the development steps is as follows:

Seed Transformation	1 to 2 years
Greenhouse	1 to 2 years
Field Trials	2 to 5 years

The actual amount of time spent on each development phase depends on the crop, its growth cycle and the success of the transformation achieving the desired results.  As such, the amount of time for each phase of development could vary, or the time frames may change.

The development of our technology with The Broin Company is different than our other licenses in that we are modifying certain production inputs for ethanol.  That process involves modifying the inputs, testing such inputs in Broin’s production process and if successful, implementing such inputs in Broin’s production process on a plant by plant basis.

The status of each of our projects with our partners is as follows:

Project	Partner	Status
Banana	Rahan Meristem
- Shelf Life		Field Trials
- Disease		Field Trials

Lettuce	Harris Moran
- Browning		Field Trials
- Disease		Field Trials

Trees	Arborgen
- Growth		Field Trials

Alfalfa	Cal / West	Greenhouse
Turfgrass	The Scotts Company	Seed Transformation
Bedding Plants	The Scotts Company	Field Trials
Ethanol	The Broin Company	Modify Inputs

Commercialization by our partners may require a combination of traits in a crop, such as both shelf life and disease resistance, or other traits.

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

Patent and Patent Applications

To date, we have been granted eight patents by the United States Patent and Trademark Office, or PTO, and four patents from foreign countries, eleven of which are for use of our technology in agricultural applications and one of which relates to human health applications.

In addition to our twelve patents, we have a wide variety of patent applications, including divisional applications and continuations-in-part, in process with the PTO and internationally.  We intend to continue our strategy of enhancing these new patent applications through the addition of data as it is collected.

Liquidity and Capital Resources

Overview

As of December 31, 2005, our cash balance and investments totaled $3,019,904, and we had working capital of $2,589,905.  As of December 31, 2005, we had a federal tax loss carry-forward of approximately $13,000,000 and a state tax loss carry-forward of approximately $5,550,000 to offset future taxable income. There can be no assurance, however, that we will be able to take advantage of any or all of such tax loss carry-forwards, if at all, in future fiscal years.

Contractual Obligations

The following table lists our cash contractual obligations as of December 31, 2005:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Research and Development Agreements (1)	$433,905	$433,905	$—	$—	$—

Facility, Rent and Operating Leases (2)	$385,023	$39,375	$154,280	$157,928	$33,440

Employment, Consulting and Scientific Advisory Board Agreements (3)	$705,359	$600,838	$104,521	$—	$—

Total Contractual Cash Obligations	$1,524,287	$1,074,118	$258,801	$157,928	$33,440

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

Capital Resources

Since inception, we have generated revenues of $376,667 in connection with the initial fees and milestone payments received under our license and development agreements.  We have not been profitable since inception, we will continue to incur additional operating losses in the future, and we will require additional financing to continue the development and subsequent commercialization of our technology.  While we do not expect to generate significant revenues from the licensing of our technology for the next one to three years, we may enter into additional licensing or other agreements with marketing and distribution partners that may result in additional license fees.  We may also receive revenues from contract research, or other related revenue.

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

Results of Operations

Three Months Ended December 31, 2005 and Three Months Ended December 31, 2004

The net loss for the three-month periods ended December 31, 2005 and 2004 was $914,009 and $645,230, respectively, an increase of $268,779, or 41.7%.  This increase was primarily the result of a decrease in revenue, a decrease in proceeds from the sale of our state income tax loss, and an increase in research and development expenses, which was partially offset by an increase in interest income.

Revenue

We had revenue of $12,500 and $87,502 during the three-month periods ended December 31, 2005 and 2004, respectively, which consisted of the amortized portion of the initial fee and milestone payment on a development and license agreement.  The decrease in revenue is due to a milestone payment that was received during the three-month period ended December 31, 2004, which, for the current year, was not received until January 2006.  It is difficult for us to determine our future revenue expectations because we are a development stage biotechnology company.  As such, the timing and outcome of our experiments, the timing of signing new partners and the timing of our partners moving through the development process into commercialization is difficult to accurately predict.

Operating Expenses

Operating expenses consist of general and administrative, and research and development expenses.  Operating expenses for the three-month periods ended December 31, 2005 and 2004 were $954,181 and $895,743, respectively, an increase of $58,438, or 6.5%.  This increase was primarily the result of a 13.4% increase in research and development expenses and a 2.0% increase in general and administrative expenses.  We expect operating expenses to increase over the next twelve months as we anticipate that research and development and general and administrative expenses will increase as we continue to expand our research and development activities.

General and Administrative Expenses

General and administrative expenses for the three-month periods ended December 31, 2005 and 2004 were $548,742 and $538,140, respectively, an increase of $10,602, or 2.0%.  General and administrative expenses consist of the following:

	Three months ended December 31,
	2005	2004
Stock-based compensation	$145,558	$178,463
Payroll and benefits	146,042	133,439
Investor relations	130,267	106,205
Professional fees	58,967	60,811
Other general and administrative expenses	67,908	59,222

Total general and administrative expenses	$548,742	$538,140

•                  Stock-based compensation consists primarily of the amortized portion of Black-Scholes value of options previously granted to consultants, directors and employees as well as those granted during the three-month periods ended December 31, 2005 and 2004.  During the three-month periods ended December 31, 2005 and 2004, 318,000 and 295,500 options were granted at a strike price of $1.40 and $3.45, respectively.  Of the 318,000 and 295,500 options granted, the Black-Scholes value for 235,000 and 195,000 of such options, respectively, were allocated to general and administrative expenses.  The balance of the options were allocated to research and development expenses.

•                  Payroll and benefits increased primarily as a result of salary and health insurance rate increases.

•                  Investor relations expense increased primarily as a result of an increase in the amount of investor relations consulting fees.

•                  Professional fees decreased primarily as a result of a decrease in estimated auditing fees for the year ended June 30, 2006 as a result of the one-year postponement by the SEC of the auditing requirements in connection with Section 404 of Sarbanes-Oxley.

We expect general and administrative expenses to increase over the next twelve months primarily due to an increase in legal and accounting fees related to the increased regulatory environment.

Research and Development Expenses

Research and development expenses, for the three-month periods ended December 31, 2005 and 2004 were $405,439 and $357,603, respectively, an increase of $47,836, or 13.4%  This increase was primarily the result of the expanded research programs in both the agricultural and human health applications of our technology, which was partially offset by a decrease in stock-based compensation.

The breakdown of our research and development expenses between stock-based compensation and other research and development expenses is as follows:

	Three months ended December 31,
	2005	2004
Other research and development expenses	$307,556	$246,539
Stock-based compensation	97,883	111,064

Total research and development expenses	$405,439	$357,603

The breakdown of our research and development expenses between agricultural and human research programs is as follows:

	Three months ended December 31,
	2005	%	2004	%
Agricultural research programs	$217,254	54%	$201,031	56%
Human health research programs	188,185	46%	156,572	44%

Total research and development expenses	$405,439	100%	$357,603	100%

We expect the percentage of human health research programs to increase as a percentage of the total research and development expenses as we continue to expand our human health initiatives.

Sale of State Income Tax Loss

During the three-month period ended December 31, 2004, we received net proceeds of $153,160 from the sale of our New Jersey state tax loss for the year ended June 30, 2003.  Because the criteria required for approval changed during the year, we were not approved to sell our New Jersey state tax loss for the year ended June 30, 2004 and therefore, we did not receive any proceeds during the three-month period ended December 31, 2005 and we will not receive any proceeds during the fiscal year ended June 30, 2006.  We were not approved based upon a formula used by the state of New Jersey that penalized us for such things as our ability to raise capital, our revenues and our lack of employee growth.  We will apply again for fiscal 2005 and fiscal 2006, but we cannot assure you that we will be approved.

Interest Income

Interest income increased during the three-month period ended December 31, 2005 primarily as a result of an increase in interest rates.

Six Months Ended December 31, 2005 and Six Months Ended December 31, 2004

The net loss for the six-month periods ended December 31, 2005 and 2004 was $1,811,131 and $1,368,850, respectively, an increase of $442,281, or 32.3%.  This increase was primarily the result of a decrease in revenue, a decrease in proceeds from the sale of our state income tax loss, and an increase in research and development expenses, which was partially offset by an increase in interest income.

Revenue

We had revenue of $25,000 and $100,000 during the six-month periods ended December 31, 2005 and 2004, respectively, which consisted of the amortized portion of the initial fee and milestone payment on a development and license agreement.  The decrease in revenue is due to a milestone payment that was received during the six-month period ended December 31, 2004, which, for the current year, was not received until January 2006.  It is difficult for us to determine our future revenue expectations because we are a development stage biotechnology company.  As such, the timing and outcome of our experiments, the timing of signing new partners and the timing of our partners moving through the development process into commercialization is difficult to accurately predict.

Operating Expenses

Operating expenses consist of general and administrative, and research and development expenses.  Operating expenses for the six-month periods ended December 31, 2005 and 2004 were $1,896,171 and $1,639,729, respectively, an increase of $256,442, or 15.6%.  This increase was primarily the result of a 34.1% increase in research and development expenses and a 4.6% increase in general and administrative expenses.  We expect operating expenses to increase over the next twelve months as we anticipate that research and development and general and administrative expenses will increase as we continue to expand our research and development activities.

General and Administrative Expenses

General and administrative expenses for the six-month periods ended December 31, 2005 and 2004 were $1,071,191 and $1,024,541, respectively, an increase of $46,650, or 4.6%.  General and administrative expenses consist of the following:

	Six months ended December 31,
	2005	2004
Stock-based compensation	$326,066	$337,101
Payroll and benefits	294,644	274,574
Investor relations	198,312	180,445
Professional fees	119,989	114,802
Other general and administrative expenses	132,180	117,619

Total general and administrative expenses	$1,071,191	$1,024,541

•                  Stock-based compensation consists primarily of the amortized portion of Black-Scholes value of options previously granted to consultants, directors and employees as well as those granted during the six-month periods ended December 31, 2005 and 2004.  During the six-month periods ended December 31, 2005 and 2004, 318,000 and 295,500 options were granted at a strike price of $1.40 and $3.45, respectively.  Of the 318,000 and 295,500 options granted, the Black-Sholes value for 235,000 and 195,000 of such options, respectively, were allocated to general and administrative expenses.  The balance of the options were allocated to research and development expenses.

•                  Payroll and benefits increased primarily as a result of salary and health insurance rate increases.

•                  Investor relations expense increased primarily as a result of an increase in the amount of investor relations consulting fees.

•                  Professional fees increased primarily as a result of an increase in legal fees which was partially offset by a decrease in estimated auditing fees for the year ended June 30, 2006 as a result of the one-year postponement by the SEC of the auditing requirements in connection with Section 404 of Sarbanes-Oxley.

We expect general and administrative expenses to increase over the next twelve months primarily due to an increase in legal and accounting fees related to the increased regulatory environment.

Research and Development Expenses

Research and development expenses, for the six-month periods ended December 31, 2005 and 2004 were $824,980 and $615,188, respectively, an increase of $209,792, or 34.1%  This increase was primarily the result of the expanded research programs in both the agricultural and human health applications of our technology and an increase in stock-based compensation.

The breakdown of our research and development expenses between stock-based compensation and other research and development expenses is as follows:

	Six months ended December 31,
	2005	2004
Other research and development expenses	$667,046	$492,524
Stock-based compensation	157,934	122,664

Total research and development expenses	$824,980	$615,188

The breakdown of our research and development expenses between agricultural and human research programs is as follows:

	Six months ended December 31,
	2005	%	2004	%
Agricultural research programs	$417,958	51%	$320,727	52%
Human health research programs	407,022	49%	294,461	48%

Total research and development expenses	$824,980	100%	$615,188	100%

We expect the percentage of human health research programs to increase as a percentage of the total research and development expenses as we continue to expand our human health initiatives.

Sale of State Income Tax Loss

During the six-month period ended December 31, 2004, we received net proceeds of $153,160 from the sale of our New Jersey state tax loss for the year ended June 30, 2003.  Because the criteria required for approval changed during the year, we were not approved to sell our New Jersey state tax loss for the year ended June 30, 2004 and therefore, we did not receive any proceeds during the six-month period ended December 31, 2005, and we will not receive any proceeds during the fiscal year ended June 30, 2006.

Interest Income

Interest income increased during the six-month period ended December 31, 2005 primarily as a result of an increase in interest rates.

Period From Inception on July 1, 1998 through December 31, 2005

From inception of operations on July 1, 1998 through December 31, 2005, we had revenues of $376,667, which consisted of the initial license fees and milestone payments in connection with our various development and license agreements.  We do not expect to generate significant revenues for approximately the next one to three years, during which time we will engage in significant research and development efforts.

We have incurred losses each year since inception and have an accumulated deficit of $20,866,089 at December 31, 2005.  We expect to continue to incur losses as a result of expenditures on research, product development and administrative activities.

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

Item 4.                                   Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2005.  Based on this evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six-months ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION.

Item 1A.  Risk Factors.

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

We are a development stage biotechnology company with a limited operating history and limited assets and capital.  We have incurred losses each year since inception and have an accumulated deficit of $20,866,089 at December 31, 2005.  We have generated minimal revenues by licensing our technology for certain crops to companies willing to share in our development costs. However, our technology may not be ready for widespread commercialization for several years. We expect to continue to incur losses for the next several years because we anticipate that our expenditures on research and development, commercialization and administrative activities will significantly exceed our revenues during that period. In addition, we cannot assure you that we will be able to sell our New Jersey state net operating losses for any specific fiscal year.  We cannot predict when, if ever, we will become profitable.

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

We rely on third parties to perform all of our research and development activities.  Our primary research and development efforts take place at the University of Waterloo in Ontario, Canada, where our technology was discovered, the University of Colorado, Mayo Clinic, the University of Virginia, the University of Pittsburgh, a research hospital in Canada, and with our commercial partners.  At this time, we do not have the internal capabilities to perform our research and development activities. Accordingly, the failure of third-party research partners, such as the University of Waterloo, to perform under agreements entered into with us, or our failure to renew important research agreements with these third parties, may delay or curtail our research and development efforts.

We have significant future capital needs and may be unable to raise capital when needed, which could force us to delay or reduce our research and development efforts.

As of December 31, 2005, we had cash and highly-liquid investments valued at $3,019,904 and working capital of $2,589,905.  Using our available reserves as of December 31, 2005, we believe that we can operate according to our current business plan for at least the next twelve months.  To date, we have generated minimal revenues and anticipate that our operating costs will exceed any revenues generated over the next several years.  Therefore, we may be required to raise additional capital in the future in order to operate according to our current business plan, and this funding may not be available on favorable terms, if at all.  In addition, in connection with any funding, if we need to issue more equity securities than our certificate of incorporation currently authorizes, or more than 20% of the shares of our common stock outstanding, we may need stockholder approval.  If stockholder approval is not obtained or if adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. Investors may experience dilution in their investment from future offerings of our common stock. For example, if we raise additional capital by issuing equity securities, such an issuance would reduce the percentage ownership of existing stockholders.  In addition, assuming the exercise of all options and warrants outstanding, as of December 31, 2005, we had 6,226,021 shares of common stock authorized but unissued, which may be issued from time to time by our board of directors without stockholder approval.  Furthermore, we may need to issue securities that have rights, preferences and privileges senior to our common stock.  Failure to obtain financing on acceptable terms would have a material adverse effect on our liquidity.

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

We have been issued eight patents by the U.S. Patent and Trademark Office, or PTO, and four patents from foreign countries.  We have also filed numerous patent applications for our technology in the United States and in several foreign countries, which technology is vital to our primary business, as well as several Continuations in Part on these patent applications.  Our success depends in part upon the grant of patents from our pending patent applications.

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

Even if we receive regulatory approval, consumers may not accept products containing our technology, which will prevent us from being profitable since we have no other source of revenue.

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

As of December 31, 2005, our executive officers, directors and affiliated entities together beneficially own approximately 41.6% of the outstanding shares of our common stock, assuming the exercise of options and warrants which are currently exercisable or will become exercisable within 60 days of December 31, 2005, held by these stockholders.  As a result, these stockholders, acting together, will be able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders.  Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

Our stockholders may experience substantial dilution as a result of the exercise of outstanding options and warrants to purchase our common stock.

As of December 31, 2005, we have granted options outside of our stock option plan to purchase 10,000 shares of our common stock and outstanding warrants to purchase 5,870,091 shares of our common stock.  In addition, as of December 31, 2005, we have reserved 3,000,000 shares of our common stock for issuance upon the exercise of options granted pursuant to our stock option plan, 2,516,500 of which have been granted, 90,000 of which have been exercised, 2,426,500 of which are outstanding, and 483,500 of which may be granted in the future.  The exercise of these options and warrants will result in dilution to our existing stockholders and could have a material adverse effect on our stock price.

A significant portion of our total outstanding shares of common stock may be sold in the market in the near future, which could cause the market price of our common stock to drop significantly.

As of December 31, 2005, we had 15,467,388 shares of our common stock issued and outstanding, of which approximately 1,595,651 shares are registered pursuant to a registration statement on Form S-3, which was declared effective on June 17, 2005, and the remainder of which are either eligible to be sold under SEC Rule 144 or are in the public float.  In addition, we have registered 965,380 shares of our Common Stock underlying warrants previously issued on the Form S-3 registration statement that was declared effective on June 17, 2005, and we registered 3,000,000 shares of our common stock underlying options granted or to be granted under our stock option plan.  Consequently, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, may have a material adverse effect on our stock price.

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

Item 2.            Changes in Securities and Issuer Purchases of Equity Securities.

On December 14, 2005, our Board of Directors unanimously approved and we granted: a warrant to purchase 5,000 shares of common stock to Forbes, Inc. at an exercise price equal to $1.40 per share, with one-third of such warrant exercisable on the date of grant and one-third of such warrant becoming exercisable on each of the first and second anniversaries from the date of grant.

Item 4.                    Submission of Matters to a Vote of Security Holders.

(a)          Our annual meeting of stockholders was held on December 14, 2005.

(b)         The following is a complete list of our current directors, each of whom was elected to a one-year term at the meeting, and whose term of office continued after the meeting.

Ruedi Stalder

Bruce C. Galton

John E. Thompson, Ph.D.

Christopher Forbes

Thomas C. Quick

David Rector

John Braca

(c)          There were 10,678,968 shares of common stock present at the meeting in person or by proxy, out of a total number of 15,467,388 shares of common stock issued and outstanding and entitled to vote at the meeting.

The proposals and results of the vote of the stockholders taken at the meeting by ballot and by proxy as solicited by us on behalf of our Board of Directors were as follows:

(A)                              For the election of the nominees for our Board of Directors:

Nominee	For	Withheld
Ruedi Stalder	10,047,246	631,722
Bruce C. Galton	9,916,286	762,682
John E. Thompson, Ph.D.	10,404,046	274,922
Christopher Forbes	10,338,055	340,913
Thomas C. Quick	10,128,246	550,722
David Rector	10,333,055	345,913
John Braca	10,311,855	367,113

(B)                                For the proposal to ratify the appointment of Goldstein Golub and Kessler, LLP as our independent auditors for the fiscal year ending June 30, 2006:

For	Against	Abstain
10,487,785	72,091	119,092

Item 5.                    Other Information.

Effective January 1, 2006, a financial consulting agreement with Michael Berry, Ph.D., was extended for a six-month period through June 30, 2006.

Effective January 1, 2006, a consulting agreement with Dr. John Thompson, a director, executive vice-president and chief scientific officer of our company, was amended to increase his monthly consulting fee from $5,000 to $5,200.

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

SENESCO TECHNOLOGIES, INC.

DATE: February 14, 2006	By:	/s/ Bruce C. Galton
Bruce C. Galton, President
and Chief Executive Officer
(Principal Executive Officer)

DATE: February 14, 2006	By:	/s/ Joel Brooks
Joel Brooks, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)