Form 10-Q
period 2006-03-31
SENESCO TECHNOLOGIES INC
filed 2006-05-15
CIK 1035354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of April 30, 2006, 15,477,388 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
as of March 31, 2006 (unaudited) and June 30, 2005

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
For the Three Months Ended March 31, 2006 and 2005,
For the Nine Months Ended March 31, 2006 and 2005,
and From Inception on July 1, 1998 through March 31, 2006

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (unaudited)
From Inception on July 1, 1998 through March 31, 2006

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
For the Nine Months Ended March 31, 2006 and 2005,
and From Inception on July 1, 1998 through March 31, 2006

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

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2006	2005
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$442,511	$291,858
Short-term investments	2,071,495	3,941,627
Prepaid expenses and other current assets	79,329	156,544
Total Current Assets	2,593,335	4,390,029

Long-term investments	—	247,768
Property and equipment, net	15,243	30,038
Intangibles, net	1,955,446	1,438,119
Security deposit	7,187	7,187
TOTAL ASSETS	$4,571,211	$6,113,141

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$149,067	$217,569
Accrued expenses	597,902	180,002
Deferred revenue	47,917	33,333
Total Current Liabilities	794,886	430,904

Grant payable	99,728	90,150
Other liability	26,398	2,336
TOTAL LIABILITIES	921,012	523,390

STOCKHOLDERS’ EQUITY:

Preferred stock, $0.01 par value; authorized 5,000,000 shares, no shares issued	—	—
Common stock, $0.01 par value; authorized 30,000,000 shares, issued and outstanding 15,467,388	154,674	154,674
Capital in excess of par	25,079,035	24,490,035
Deficit accumulated during the development stage	(21,583,510)	(19,054,958)
Total Stockholders’ Equity	3,650,199	5,589,751

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,571,211	$6,113,141

Prior year amounts have been adjusted for adoption of FAS 123R on July 1, 2005.

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,	For the Nine Months Ended March 31,	For the Nine Months Ended March 31,	From Inception on July 1, 1998 through March 31,
	2006	2005	2006	2005	2006

Revenue	$35,416	$12,500	$60,416	$112,500	$412,083

Operating Expenses:

General and administrative	428,579	510,396	1,499,770	1,534,937	16,601,544
Research and development	348,868	424,131	1,173,848	1,039,320	6,592,429
Total Operating Expenses	777,447	934,527	2,673,618	2,574,257	23,193,973

Loss From Operations	(742,031)	(922,027)	(2,613,202)	(2,461,757)	(22,781,890)

Sale of state income tax loss, net	—	—	—	153,160	586,442
Other noncash income	—	—	—	—	321,259
Interest income, net	24,610	13,127	84,650	30,846	290,679
Net Loss	$(717,421)	$(908,900)	$(2,528,552)	$(2,277,751)	$(21,583,510)

Basic and Diluted Net Loss Per Common Share	$(0.05)	$(0.07)	$(0.16)	$(0.16)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	15,467,388	13,827,151	15,467,388	13,805,629

Prior year amounts have been adjusted for adoption of FAS 123R on July 1, 2005.

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FROM INCEPTION ON JULY 1, 1998 THROUGH MARCH 31, 2006

(unaudited)

	Common Stock		Capital in Excess of	Deficit Accumulated During the Development
	Shares	Amount	Par Value	Stage	Total

Common stock outstanding	2,000,462	$20,005	$(20,005)	—	—

Contribution of capital	—	—	85,179	—	$85,179

Issuance of common stock in reverse merger on January 22, 1999 at $0.01 per share	3,400,000	34,000	(34,000)	—	—

Issuance of common stock for cash on May 21, 1999 at $2.63437 per share	759,194	7,592	1,988,390	—	1,995,982

Issuance of common stock for placement fees on May 21, 1999 at $0.01 per share	53,144	531	(531)	—	—

Issuance of common stock for cash on January 26, 2000 at $2.867647 per share	17,436	174	49,826	—	50,000

Issuance of common stock for cash on January 31, 2000 at $2.87875 per share	34,737	347	99,653	—	100,000

Issuance of common stock for cash on February 4, 2000 at $2.934582 per share	85,191	852	249,148	—	250,000

Issuance of common stock for cash on March 15, 2000 at $2.527875 per share	51,428	514	129,486	—	130,000

Issuance of common stock for cash on June 22, 2000 at $1.50 per share	1,471,700	14,718	2,192,833	—	2,207,551

(Continued)

Prior year amounts have been adjusted for adoption of FAS 123R on July 1, 2005.

See Notes to Condensed Consolidated Financial Statements.

	Common Stock		Capital in Excess of	Deficit Accumulated During the Development
	Shares	Amount	Par Value	Stage	Total

Commissions, legal and bank fees associated with issuances for the year ended June 30, 2000	—	—	$(260,595)	—	$(260,595)

Fair market value of options and warrants vested during the year ended June 30, 2000	—	—	1,775,399	—	1,775,399

Fair market value of options and warrant vested during the year ended June 30, 2001	—	—	237,599	—	237,599

Issuance of common stock and warrants for cash from November 30, 2001 through April 17, 2002 at $1.75 per unit	3,701,430	$37,014	6,440,486	—	6,477,500

Issuance of common stock and warrants associated with bridge loan conversion on December 3, 2001	305,323	3,053	531,263	—	534,316

Commissions, legal and bank fees associated with issuances for the year ended June 30, 2002	—	—	(846,444)	—	(846,444)

Fair market value of options and warrants vested during the year ended June 30, 2002	—	—	1,659,998	—	1,659,998

Fair market value of options and warrants vested during the year ended June 30, 2003	—	—	809,163	—	809,163

(Continued)

Prior year amounts have been adjusted for adoption of FAS 123R on July 1, 2005.

See Notes to Condensed Consolidated Financial Statements.

	Common Stock		Capital in Excess of	Deficit Accumulated During the Development
	Shares	Amount	Par Value	Stage	Total

Issuance of common stock and warrants for cash from January 15, 2004 through February 12, 2004 at $2.37 per unit	1,536,922	$15,369	$3,627,131	—	$3,642,500

Allocation of proceeds to warrants	—	—	(2,099,090)	—	(2,099,090)

Reclassification of warrants	—	—	1,913,463	—	1,913,463

Commissions, legal and bank fees associated with issuances for the year ended June 30, 2004	—	—	(378,624)	—	(378,624)

Fair market value of options and warrants vested during the year ended June 30, 2004	—	—	1,826,469	—	1,826,469

Options and warrants exercised during the year ended June 30, 2004 at exercise prices ranging from $1.00 - $3.25	370,283	3,704	692,945	—	696,649

Issuance of common stock and warrants for cash on May 9, 2005 at $2.11 per unit	1,595,651	15,957	3,350,872	—	3,366,829

Allocation of proceeds to warrants	—	—	(1,715,347)	—	(1,715,347)

Reclassification of warrants	—	—	1,579,715	—	1,579,715

Commissions, legal and bank fees associated with issuance on May 9, 2005	—	—	(428,863)	—	(428,863)

(Continued)

Prior year amounts have been adjusted for adoption of FAS 123R on July1, 2005

See Notes to Condensed Consolidated Financial Statements.

	Common Stock		Capital in Excess of	Deficit Accumulated During the Development
	Shares	Amount	Par Value	Stage	Total

Options and warrants exercised during the year ended June 30, 2005 at exercise prices ranging from $1.50 to $3.19	84,487	$844	$60,281	—	$61,125

Fair market value of options and warrants vested during the year ended June 30, 2005	—	—	974,235	—	974,235

Fair market value of options and warrants vested during the nine months ended March 31, 2006	—	—	589,000	—	589,000

Net loss	—	—	—	$(21,583,510)	(21,583,510)

Balance at March 31, 2006	15,467,388	$154,674	$25,079,035	$(21,583,510)	$3,650,199

Prior year amounts have been adjusted for adoption of FAS 123R on July 1, 2005.

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended March 31,		From Inception on July 1, 1998 through March 31,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(2,528,552)	$(2,277,751)	$(21,583,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash capital contribution	—	—	85,179
Noncash conversion of accrued expenses into equity	—	—	131,250
Noncash income related to change in fair value of warrant liability	—	—	(321,259)
Issuance of common stock and warrants for interest	—	—	9,316
Fair value of stock options and warrants issued for services	589,000	744,738	7,740,614
Depreciation and amortization	29,950	31,764	187,507
(Increase) decrease in operating assets:
Prepaid expense and other current assets	77,215	19,446	(79,329)
Security deposit	—	—	(7,187)
Increase (decrease) in operating liabilities:
Accounts payable	(68,502)	40,559	149,067
Accrued expenses	417,900	(89,425)	597,902
Deferred revenue	14,584	12,500	47,917
Other liability	24,062	—	26,398
Net cash used in operating activities	(1,444,343)	(1,518,169)	(13,016,135)

Cash flows from investing activities:
Patent costs	(532,482)	(390,821)	(1,990,268)
Redemption (purchase) of investments, net	2,117,900	1,858,254	(2,071,495)
Purchase of property and equipment	—	(1,684)	(167,928)
Net cash provided by (used in) investing activities	1,585,418	1,465,749	(4,229,691)

Cash flows from financing activities:
Proceeds from grant	9,578	—	99,728
Proceeds from issuance of bridge notes	—	—	525,000
Proceeds from issuance of common stock	—	61,125	17,063,609
Cash provided by financing activities	9,578	61,125	17,688,337

Net increase (decrease) in cash and cash equivalents	150,653	8,705	442,511

Cash and cash equivalents at beginning of period	291,858	186,248	—

Cash and cash equivalents at end of period	$442,511	$194,953	$442,511

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—	$22,317

Supplemental schedule of noncash financing activity:
Conversion of bridge notes into stock	$—	$—	$534,316

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 2006, the results of its operations for the three-month and nine-month periods ended March 31, 2006 and 2005, cash flows for nine-month periods ended March 31, 2006 and 2005, the results of its operations and cash flows for the period from inception on July 1, 1998 through March 31, 2006.

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

Note 2 - Loss Per Share:

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. As of March 31, 2006 and 2005, shares to be issued upon the exercise of options and warrants aggregating 8,306,591 and 7,140,086 respectively, at an average exercise price of $2.88 and $2.86, respectively, are not included in the computation of diluted loss per share as the effect is anti-dilutive.

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

The following stock-based compensation expense of $105,000 and $284,972 was recognized for the three-month periods ended March 31, 2006 and 2005, respectively, and $589,000 and $744,738 for the nine-month periods ended March 31, 2006 and 2005, respectively:

	Three Months Ended		Nine Month Ended
	March 31,		March 31,
	2006	2005	2006	2005
General and administrative expenses	$82,377	$185,296	$408,443	$522,397
Research and development expenses	22,623	99,676	180,557	222,341

Total stock-based compensation expense	$105,000	$284,972	$589,000	$744,738

Basic and diluted loss per common share	$.01	$.02	$.04	$.05

The fair value of each stock option granted has been determined using the Black-Scholes model. The material factors incorporated in the Black-Scholes model in estimating the value of the options reflected in the above table include the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Estimated life in years	6-10	10	6-10	10
Risk-free interest rate (1)	4.2%-4.5%	4.2%	4.2%-4.5%	4.2%
Volatility	70%-148%	111%-148%	70%-148%	111%-148%
Dividend paid	None	None	None	None

(1)           represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term.

The ultimate values of the options will depend on the future price of the Company’s Common Stock, which cannot be forecast with reasonable accuracy.

A summary of changes in the stock option plan for the nine-month period ended March 31, 2006 is as follows:

	Number of	Weighted-Average
	Options	Exercise Price

Outstanding at July 1, 2005	2,111,500	$2.74
Granted	318,000	1.40
Exercised	—	—
Canceled	3,000	3.48

Outstanding at March 31, 2006	2,426,500	$2.56

Exercisable at March 31, 2006	2,151,339	$2.65

As of March 31, 2006, the aggregate intrinsic value of stock options outstanding was $352,195, with a weighted-average remaining term of 6.6 years. The aggregate intrinsic value of stock options exercisable at that same date was $213,816, with a weighted-average remaining term of 6.3 years. As of March 31, 2006, the Company has 483,500 shares available for future stock option grants.

As of March 31, 2006, total compensation expense not yet recognized related to stock option grants amounted to $307,792, which will be recognized over the next 24 months.

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

Overview

Our Business

We are a development stage biotechnology company whose mission is to utilize its patented and patent-pending genes, primarily eucartyotic translation initiation Factor 5A, or Factor 5A, and deoxyhypusine synthase, or DHS, in human health applications and Factor 5A, DHS and Lipase in agricultural applications, to:

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

Certain human health results to date include:

•                  increasing the median survival of mice injected with melanoma cancer cells by approximately 250%;

•                  inducing apoptosis in both human cancer cell lines derived from tumors and in lung tumors in mice;

•                  reducing the amounts of p24 and IL-8 by approximately 50 percent in a HIV-1 infected human cell line;

•                  increasing the survivability of pancreatic islet cells in mice isolated for transplantation;

•                  inducing increased apoptosis in a human multiple myeloma cell line;

•                  comparing our technology to existing anti-inflammatory drugs in reducing certain cytokines in mice;

•                  measuring VEGF reduction in mouse lung tumors as a result of treatment with our genes;

•                  increasing the survival rate in mice in which sepsis has been induced by a lethal injection of LPS by inhibiting apoptosis while simultaneously selectively down-regulating a broad spectrum of pro-inflammatory cytokines; and

•                  determining the expression of our genes in both ischemic and non-ischemic heart tissue, and correlating such genes to certain cytokines, that have been found to be involved in apoptosis; reducing cytokine induced apoptosis in human optic nerve cell lines and in human epithelial cell lines of the intestine.

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

We believe that our technology’s down-regulation of the cell death isoform of Factor 5A may have potential application as a means for controlling a broad range of diseases that are attributable to premature apoptosis, ischemia, or inflammation. Apoptotic diseases include glaucoma, heart disease, and certain inflammatory diseases such as Crohn’s disease, sepsis and rheumatoid arthritis, among many others. We have commenced preclinical research on a variety of these diseases. Using small inhibitory RNA’s, or “siRNA’s”, against the apoptosis isoform of Factor 5A to inhibit its expression, we have reduced pro-inflammatory cytokine formation and formation of receptors for liposolysaccharide, or LPS, interferon-gamma and TNF-alpha. In-vitro experiments have shown that siRNA’s against Factor 5A protected human lamina cribrosa (optic nerve) and colon epithelial cells from TNF alpha induced apoptosis. We have also determined that inhibiting the apoptosis isoform of Factor 5A down-regulates NFkB and JAK1 and decreases the inflammatory cytokines formed through the NFkB and JAK/STAT pathways. Additionally, we have compared our siRNA to a steroid and to a prescription anti-TNF drug in its ability to reduce cytokine response to LPS. In-vivo mouse studies have shown that the siRNAs against Factor 5A (i) protect thymocyte cells from apoptosis and decreases formation of myeloperoxidase, or MPO, TNF, MIP-1alpha, and IL-1 in the lungs of mice challenged with

LPS; and (ii) increases the survival rate in which sepsis had been induced by a lethal injection of LPS. The siRNA’s against Factor 5A are currently being tested in several preclinical in-vivo inflammatory disease models. Other experiments utilizing siRNA to Factor 5A include inhibition of cell death, or apoptosis, during the processing of mouse pancreatic beta islet cells for transplantation, and the inhibition of viral replication in a human cell line infected with HIV-1.

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

Human Health Research Program

Our human health research program has consisted of pre-clinical in-vitro and in-vivo experiments designed to assess the role and method of action of the Factor 5A genes in human diseases. We have performed research on the survivability of mice injected with melanoma cancer cells, the survivability of mouse pancreatic islet cells isolated for transplantation, HIV-1, certain ocular diseases, lung cancer, bladder cancer, multiple myeloma, inflammatory bowel disease, viral replication, lung and other organ inflammation.

•                  Pre-clinical in-vivo cancer studies – mice injected with tumor-forming B16F0 melanoma cancer cells were treated with Factor 5A. Tumors of adequate size formed in approximately nine days at which time treatment was initiated. Two control groups of mice received placebo treatments and a test group of mice received Factor 5A, intratumorally, every other day. The median survival of the control mice was 7 days post-treatment, whereas, the mice that received Factor 5A treatment had a median survival of 25 days post-treatment. The enhanced survival time of the Factor 5A treated mice equates to a 3.5 fold, or 250%, increase compared to the control mice. In addition to this enhancement of survival, the tumors in the treated mice remained smaller and grew more slowly than those in the control mice.

•                  Pancreatic islets isolated for transplantation – utilizing a mouse model system, initial studies indicate that pre-treating islet cells with siRNA against Factor 5A significantly increases the number of cells that survive the processing procedure for transplantation.

•                  HIV-1 – a chronically HIV-1 infected human cell line was transfected with siRNA to Factor 5A. HIV-1 replication was measured by determining the levels of p24 and IL-8 in both the treated and untreated HIV-1 cell line groups. Both p24 and IL-8 are standard indicators of HIV-1 infection as they rise proportionately with increased HIV replication. In the ceils that was treated with the siRNA to Factor 5A, both p24 and IL-8 were reduced by approximately 50%.

•                  Lung Cancer – in-vivo experiments on a specific lung cancer models have been performed. The experiments have shown that the tumor load was significantly reduced by injecting Factor 5A Naked DNA intravenously into the mouse. In a follow up experiment using compounds that increase the circulating time of the Factor 5A DNA, the tumor burden was reduced even further.

•                  Bladder Cancer – in-vitro bladder cancer studies continue to focus on the over-expression of Factor 5A to induce apoptosis in these cells. Progress has been observed due to an increase in transfection efficiency and changes in the dosing regimen.

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

•                  Lung Inflammation – is being studied to ascertain the siRNA to Factor 5A’s ability to reduce morbidity and mortality from elevated levels of pro-inflammatory cytokines caused from infection and from blood loss. Current experiments involve the optimization of dose and delivery.

Our planned future research and development initiatives for human health include:

•                  Pre-clinical in-vivo cancer studies – may focus on optimizing delivery of Factor 5A to tumors to determine if there would be an enhancement of treatment.

•                  Pancreatic Islets isolated for transplantation – studies will be focused on methods of improving the transfecting efficiency of the islet cells treated with the siRNA to Factor 5A prior to harvesting for processing. Improving transfection efficiency should further increase the number of islet cells surviving the processing procedure which will allow for a greater yield of islet cells per donor.

•                  HIV-1 – we will continue in-vitro studies utilizing different siRNA delivery systems in order to increase the transfection efficiency of the siRNA to Factor 5A to determine further decreases in HIV replication.

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

•                  Multiple Myeloma – the next set of multiple myeloma experiments will involve a mouse model system and may include optimizing the delivery of Factor 5A.

•                  Sepsis – we will measure key pro-inflammatory cytokines during the progression of the disease with and without siRNA treatment.

•                  Inflammatory Bowel Disease – routes of administration of the siRNA to Factor 5A will be explored to optimize cell protection against pro-inflammatory cytokines.

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

Together with our commercial partners, we are currently working with lettuce, turfgrass, tomato, canola, Arabidopsis (a model plant that is similar to canola), banana, alfalfa, and certain species of trees and bedding plants, and we have obtained proof of concept for the use of the Factor 5A, DHS and lipase genes in several of these plants. We have ongoing field trials of certain bedding plants, trees, lettuce and bananas with our respective partners. The first round of lettuce field trials showed that our technology effectively reduced browning in cut lettuce. The first and second round of banana field trials have shown that our technology extends the shelf life of banana fruit by 100%. In addition to the shelf life benefits, field trials conducted during the 2004-2005 winter generated encouraging disease resistance data, specific to Black Sigatoka (Black Leaf Streak Disease), for banana plants. Additional field trials for banana plants are planned for Black Sigatoka. Commercialization may require a combination of traits in a crop, such as both shelf life and disease resistance, or other traits. Our near-term research and development initiatives include silencing or reducing the expression of DHS and Factor 5A genes in these plants and propagation and testing of plants with our silenced genes.

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

Commercialization Strategy

We presently license our technology to agricultural companies capable of incorporating our technology into crops grown for commercial agriculture. We anticipate revenues from these relationships in the form of licensing fees and royalties from our partners, usage fees in the case of the agreement with the Broin Company, or sharing gross profits in the case of the joint venture with Rahan Meristem. In addition, we anticipate payments from our partners upon our achievement of certain research and development benchmarks. This commercialization strategy allows us to generate revenue at various stages of product development, while ensuring that our technology is incorporated into a wide variety of crops. Our optimal partners combine the technological expertise to incorporate our technology into their product line along with the ability to successfully market the enhanced final product, thereby eliminating the need for us to develop and maintain a sales force. Through March 31, 2006, we have entered into five license and development agreements and one joint venture with established agricultural biotechnology companies.

In January 2006, the development and license agreement with The Scotts Company was amended. Certain milestone payments, which were to be made on a calendar basis, have now been deferred and incorporated in the amount to be paid to us upon commercialization. Additionally, the commercialization fee has been increased. All other aspects of the agreement remain unchanged, and the project continues to move forward without interruption.

Generally, projects with our license and joint venture partners begin by our partners transforming seed or germplasm to incorporate our technology. Those seeds or germplasm are then grown in our partners’ greenhouse. After successful greenhouse trials, our partners will transfer the plants to the field for field trials. After completion of successful field trials, our partners may have to apply for and receive regulatory approval prior to initiation of any commercialization activities.

Generally, the approximate time to complete each of the development steps is as follows:

Seed Transformation	approximately 1 to 2 years
Greenhouse	approximately 1 to 2 years
Field Trials	approximately 2 to 5 years

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

We plan to employ the same partnering strategy in both the human health and agricultural target markets. Our preclinical research has yielded data that we have presented to various biopharmaceutical companies that may be prospective licensees for the development and marketing of potential applications of our technology. Consistent with our commercialization strategy, we intend to attract other companies interested in strategic partnerships or licensing our technology, which may result in additional license fees, revenues from contract research and other related revenues. Additionally, we may select some human health indications to bring into clinical trials on our own. Successful future operations will depend on our ability to transform our research and development activities into commercially feasible technology.

Patent and Patent Applications

To date, we have been granted nine patents by the United States Patent and Trademark Office, or PTO, and six patents from foreign countries, fourteen of which are for use of our technology in agricultural applications and one of which relates to human health applications.

In addition to our fifteen patents, we have a wide variety of patent applications, including divisional applications and continuations-in-part, in process with the PTO and internationally. We intend to continue our strategy of enhancing these new patent applications through the addition of data as it is collected.

Liquidity and Capital Resources

Overview

As of March 31, 2006, our cash balance and investments totaled $2,514,006, and we had working capital of $1,798,449. As of March 31, 2006, we had a federal tax loss carry-forward of approximately $13,630,000 and a state tax loss carry-forward of approximately $6,160,000 to offset future taxable income. There can be no assurance, however, that we will be able to take advantage of any or all of such tax loss carry-forwards, if at all, in future fiscal years.

Contractual Obligations

The following table lists our cash contractual obligations as of March 31, 2006:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years

Research and Development Agreements (1)	$271,191	$271,191	$—	$—	$—

Facility, Rent and Operating Leases (2)	$399,609	$71,289	$155,648	$159,296	$13,376

Employment, Consulting and Scientific Advisory Board Agreements (3)	$660,046	$573,738	$86,308	$—	$—

Total Contractual Cash Obligations	$1,330,846	$916,218	$241,956	$159,296	$13,376

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

Capital Resources

Since inception, we have generated revenues of $412,083 in connection with the initial fees and milestone payments received under our license and development agreements. We have not been profitable since inception, we will continue to incur additional operating losses in the future, and we will require additional financing to continue the development and subsequent commercialization of our technology. While we do not expect to generate significant revenues from the licensing of our technology for the next one to three years, we may enter into additional licensing or other agreements with marketing and distribution partners that may result in additional license fees. We may also receive revenues from contract research, or other related revenue.

We anticipate that, based upon our current cash and investments, we will be able to fund our operations for the next nine to twelve months. Over the next twelve months, we plan to fund our research and development and commercialization activities by (i) utilizing our current cash balance and investments, (ii) achieving some of the milestones set forth in our current licensing agreements, (iii) through the execution of additional licensing agreements for our technology, and (iv) through a sale of our securities.

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

Results of Operations

Three Months Ended March 31, 2006 and Three Months Ended March 31, 2005

The net loss for the three-month periods ended March 31, 2006 and 2005 was $717,421 and $908,900, respectively, a decrease of $191,479, or 21.1%. This decrease was primarily the result of an increase in revenue and interest income, and a decrease in operating expenses.

Revenue

We had revenue of $35,416 and $12,500 during the three-month periods ended March 31, 2006 and 2005, respectively, which consisted of the amortized portion of milestone payments on development and license agreements. It is difficult for us to determine our future revenue expectations because we are a development stage biotechnology company. As such, the timing and outcome of our experiments, the timing of signing new partners and the timing of our partners moving through the development process into commercialization is difficult to accurately predict.

Operating Expenses

Operating expenses consist of general and administrative and research and development expenses. Operating expenses for the three-month periods ended March 31, 2006 and 2005 were $777,447 and $934,527, respectively, a decrease of $157,080, or 16.8%. This decrease was primarily the result of a 17.7% decrease in research and development expenses and a 16.0% decrease in general and administrative expenses. We expect operating expenses to increase over the next twelve months as we continue to expand our research and development activities.

General and Administrative Expenses

General and administrative expenses for the three-month periods ended March 31, 2006 and 2005 were $428,579 and $510,396, respectively, a decrease of $81,817, or 16.0%. General and administrative expenses consist of the following:

	Three months ended March 31,
	2006	2005

Stock-based compensation	$82,377	$185,986
Payroll and benefits	157,195	144,288
Investor relations	68,291	66,369
Professional fees	47,126	54,153
Other general and administrative expenses	73,590	59,600

Total general and administrative expenses	$428,579	$510,396

•                  Stock-based compensation consists primarily of the amortized portion of Black-Scholes value of options previously granted to consultants, directors and employees. There were no options granted during the three-month periods ended March 31, 2006 and 2005. The decrease is due to a decrease in the Black-Scholes value related to the options granted on December 16, 2005, which, due to market conditions, were at a lower exercise price than the options granted in the previous year.

•                  Payroll and benefits increased primarily as a result of salary and health insurance rate increases.

•                  Professional fees decreased primarily as a result of a decrease in auditing fees for the year ended June 30, 2006 as a result of the one-year postponement by the SEC of the auditing requirements in connection with Section 404 of Sarbanes-Oxley.

We expect general and administrative expenses to increase over the next twelve months primarily due to an increase in legal and accounting fees related to the increased regulatory environment.

Research and Development Expenses

Research and development expenses for the three-month periods ended March 31, 2006 and 2005 were $348,868 and $424,131, respectively, a decrease of $75,263, or 17.8%.  This decrease was primarily the result of a decrease in stock-based compensation.

The breakdown of our research and development expenses between stock-based compensation and other research and development expenses is as follows:

	Three months ended March 31,
	2006	2005

Other research and development expenses	$326,245	$324,455
Stock-based compensation	22,623	99,676

Total research and development expenses	$348,868	$424,131

The breakdown of our research and development expenses between agricultural and human research programs is as follows:

	Three months ended March 31,
	2006	%	2005	%

Agricultural research programs	$199,508	57%	$197,903	47%
Human health research programs	149,360	43%	226,228	53%

Total research and development expenses	$348,868	100%	$424,131	100%

We expect the percentage of human health research programs to increase as a percentage of the total research and development expenses as we continue to expand our human health initiatives.

Interest Income

Interest income increased during the three-month period ended March 31, 2006 primarily as a result of higher interest rates.

Nine Months Ended March 31, 2006 and Nine Months Ended March 31, 2005

The net loss for the nine-month periods ended March 31, 2006 and 2005 was $2,528,552 and $2,277,751, respectively, an increase of $250,801, or 11.0%. This increase was primarily the result of a decrease in revenue, a decrease in proceeds from the sale of our state income tax loss, and an increase in research and development expenses, which was partially offset by an increase in interest income.

Revenue

We had revenue of $60,416 and $112,500 during the nine-month periods ended March 31, 2006 and 2005, respectively, which consisted of milestone payments on development and license agreements. The decrease in revenue is due to the deferral of calendar based milestone payments until commercialization under our development and license agreement with The Scotts Company. It is difficult for us to determine our future revenue expectations because we are a development stage biotechnology company. As such, the timing and outcome of our experiments, the timing of signing new partners and the timing of our partners moving through the development process into commercialization is difficult to accurately predict.

Operating Expenses

Operating expenses consist of general and administrative, and research and development expenses. Operating expenses for the nine-month periods ended March 31, 2006 and 2005 were $2,673,618 and $2,574,257, respectively, an increase of $99,361, or 3.9%. This increase was primarily the result of a 12.9% increase in research and development expenses, which was partially offset by a 2.3% decrease in general and administrative expenses. We expect operating expenses to increase over the next twelve months as we anticipate that research and development and general and administrative expenses will increase as we continue to expand our research and development activities.

General and Administrative Expenses

General and administrative expenses for the nine-month periods ended March 31, 2006 and 2005 were $1,499,770 and $1,534,937, respectively, a decrease of $35,167, or 2.3%. General and administrative expenses consist of the following:

	Nine months ended March 31,
	2006	2005

Stock-based compensation	$408,443	$522,397
Payroll and benefits	451,839	418,862
Investor relations	266,603	246,814
Professional fees	167,115	168,955
Other general and administrative expenses	205,770	177,909

Total general and administrative expenses	$1,499,770	$1,534,937

•                  Stock-based compensation consists primarily of the amortized portion of Black-Scholes value of options previously granted to consultants, directors and employees as well as those granted during the nine-month periods ended March 31, 2006 and 2005. During the nine-month periods ended March 31, 2006 and 2005, 318,000 and 295,500 options were granted at a strike price of $1.40 and $3.45, respectively. Of the 318,000 and 295,500 options granted, the Black-Sholes value for 235,000 and 195,000 of such options, respectively, were allocated to general and administrative expenses. The balance of the options were allocated to research and development expenses.

•                  Payroll and benefits increased primarily as a result of salary and health insurance rate increases.

•                  Investor relations expense increased primarily as a result of an increase in the amount of investor relations consulting fees.

•                  Professional fees decreased primarily as a result of a decrease in auditing fees for the year ended June 30, 2006 as a result of the one-year postponement by the SEC of the auditing requirements in connection with Section 404 of Sarbanes-Oxley which was mostly offset by an increase in legal fees.

We expect general and administrative expenses to increase over the next twelve months primarily due to an increase in legal and accounting fees related to the increased regulatory environment.

Research and Development Expenses

Research and development expenses, for the nine-month periods ended March 31, 2006 and 2005 were $1,173,848 and $1,039,320, respectively, an increase of $134,528, or 12.9%.  This increase was primarily the result of the expanded research programs in both the agricultural and human health applications of our technology, which was partially offset by a decrease in stock-based compensation.

The breakdown of our research and development expenses between stock-based compensation and other research and development expenses is as follows:

	Nine months ended March 31,
	2006	2005

Other research and development expenses	$993,291	$816,979
Stock-based compensation	180,557	222,341

Total research and development expenses	$1,173,848	$1,039,320

The breakdown of our research and development expenses between agricultural and human research programs is as follows:

	Nine months ended December 31,
	2006	%	2005	%

Agricultural research programs	$620,800	53%	$517,884	50%
Human health research programs	553,048	47%	521,436	50%

Total research and development expenses	$1,173,848	100%	$1,039,320	100%

We expect the percentage of human health research programs to increase as a percentage of the total research and development expenses as we continue to expand our human health initiatives.

Sale of State Income Tax Loss

During the nine-month period ended March 31, 2005, we received net proceeds of $153,160 from the sale of our New Jersey state tax loss for the year ended June 30, 2003. Because the criteria required for approval changed during the year, we were not approved to sell our New Jersey state tax loss for the year ended June 30, 2004 and therefore, we did not receive any proceeds during the nine-month period ended March 31, 2006, and we will not receive any proceeds during the fiscal year ended June 30, 2006.

Interest Income

Interest income increased during the nine-month period ended March 31, 2006 primarily as a result of higher interest rates.

Period From Inception on July 1, 1998 through March 31, 2006

From inception of operations on July 1, 1998 through March 31, 2006, we had revenues of $412,083, which consist of the initial license fees and milestone payments in connection with our various development and license agreements. We do not expect to generate significant revenues for approximately the next one to three years, during which time we will continue to engage in significant research and development efforts.

We have incurred losses each year since inception and have an accumulated deficit of $21,583,510 at March 31, 2006. We expect to continue to incur losses as a result of expenditures on research and development and administrative activities.

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

Item 4.           Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2006. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine-months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We are a development stage biotechnology company with a limited operating history and limited assets and capital. We have incurred losses each year since inception and have an accumulated deficit of $21,583,510 at March 31, 2006. We have generated minimal revenues by licensing our technology for certain crops to companies willing to share in our development costs. However, our technology may not be ready for widespread commercialization for several years. We expect to continue to incur losses for the next several years because we anticipate that our expenditures on research and development, commercialization and administrative activities will significantly exceed our revenues during that period. In addition, we cannot assure you that we will be able to sell our New Jersey state net operating losses for any specific fiscal year. We cannot predict when, if ever, we will become profitable.

We depend on a single principal technology and, if our technology is not commercially successful, we will have no alternative source of revenue.

Our primary business is the development and commercial exploitation of technology to identify, isolate, characterize and silence genes which control the death of cells in humans and plants. Our future revenue and profitability critically depend upon our ability to successfully develop apoptosis and senescence gene technology and later license or market such technology. We have conducted experiments on certain crops with favorable results and have conducted certain preliminary cell-line and animal experiments, which have provided us with data upon which we have designed additional research programs. However, we cannot give any assurance that our technology will be commercially successful or economically viable for any crops or human health applications.

In addition, no assurance can be given that adverse consequences might not result from the use of our technology such as the development of negative effects on humans or plants or reduced benefits in terms of crop yield or protection. Our failure to obtain market acceptance of our technology or to successfully commercialize such technology or develop a commercially viable product would have a material adverse effect on our business.

We outsource all of our research and development activities and, if we are unsuccessful in maintaining our alliances with these third parties, our research and development efforts may be delayed or curtailed.

We rely on third parties to perform all of our research and development activities. Our primary research and development efforts take place at the University of Waterloo in Ontario, Canada, where our technology was discovered, the University of Colorado, Mayo Clinic, the University of Virginia, the University of Pittsburgh, and with our commercial partners. At this time, we do not have the internal capabilities to perform our research and development activities. Accordingly, the failure of third-party research partners, such as the University of Waterloo, to perform under agreements entered into with us, or our failure to renew important research agreements with these third parties, may delay or curtail our research and development efforts.

We have significant future capital needs and may be unable to raise capital when needed, which could force us to delay or reduce our research and development efforts.

As of March 31, 2006, we had cash and highly-liquid investments valued at $2,514,006 and working capital of $1,798,449. Using our available reserves as of March 31, 2006, we believe that we can operate according to our current business plan for the next nine to twelve months. To date, we have generated minimal revenues and anticipate that our operating costs will exceed any revenues generated over the next several years. Therefore, we will be required to raise additional capital in the future in order to operate according to our current business plan, and this funding may not be available on favorable terms, if at all. If we are unable to raise additional funds, we will need to do one or more of the following:

•                  delay, scale back or eliminate some or all of our research and development programs;

•                  license third parties to develop and commercialize our technology that we would otherwise seek to develop and commercialize ourselves;

•                  seek strategic alliances or business combinations, or attempt to sell our company; or

•                  cease operations.

In addition, in connection with any funding, if we need to issue more equity securities than our certificate of incorporation currently authorizes, or more than 20% of the shares of our common stock outstanding, we may need stockholder approval. If stockholder approval is not obtained or if adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. Investors may experience dilution in their investment from future offerings of our common stock. For example, if we raise additional capital by issuing equity securities, such an issuance would reduce the percentage ownership of existing stockholders. In addition, assuming the exercise of all options and warrants outstanding, as of March 31, 2006, we had 6,226,021 shares of common stock authorized but unissued, which may be issued from time to time by our board of directors without stockholder approval. Furthermore, we may need to issue securities that have rights, preferences and privileges senior to our common stock. Failure to obtain financing on acceptable terms would have a material adverse effect on our liquidity.

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

As a result of the substantial length of time and expense associated with developing products and bringing them to the marketplace in the biotechnology and agricultural industries, obtaining and maintaining patent and trade secret protection for technologies, products and processes is of vital importance. Our success will depend in part on several factors, including, without limitation:

•                  our ability to obtain patent protection for our technologies and processes;

•                  our ability to preserve our trade secrets; and

•                  our ability to operate without infringing the proprietary rights of other parties both in the United States and in foreign countries.

We have been issued nine patents by the U.S. Patent and Trademark Office, or PTO, and five patents from foreign countries. We have also filed numerous patent applications for our technology in the United States and in several foreign countries, which technology is vital to our primary business, as well as several Continuations in Part on these patent applications. Our success depends in part upon the grant of patents from our pending patent applications.

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

As our business grows, we may need to add employees and enhance our management, systems and procedures. We will need to successfully integrate our internal operations with the operations of our marketing partners, manufacturers, distributors and suppliers to produce and market commercially viable products. We may also need to manage additional relationships with various collaborative partners, suppliers and other organizations. Although we do not presently conduct research and development activities in-house, we may undertake those activities in the future. Expanding our business will place a significant burden on our management and operations. We may not be able to implement improvements to our management information and control systems in an efficient and timely manner and we may discover deficiencies in our existing systems and controls. Our failure to effectively respond to changes may make it difficult for us to manage our growth and expand our operations.

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

Recent political and social turmoil, including the conflict in Iraq and the current crisis in the Middle East, can be expected to put further pressure on economic conditions in the United States and worldwide. These political, social and economic conditions may make it difficult for us to plan future business activities. Specifically, if the current situation in Israel begins to escalate, our joint venture with Rahan Meristem Ltd. could be adversely affected.

Risks Related to Our Common Stock

Our management and other affiliates have significant control of our common stock and could significantly influence our actions in a manner that conflicts with our interests and the interests of other stockholders.

As of March 31, 2006, our executive officers, directors and affiliated entities together beneficially own approximately 41.4% of the outstanding shares of our common stock, assuming the exercise of options and warrants which are currently exercisable or will become exercisable within 60 days of March 31, 2006, held by these stockholders. As a result, these stockholders, acting together, will be able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

Our stockholders may experience substantial dilution as a result of the exercise of outstanding options and warrants to purchase our common stock.

As of March 31, 2006, we have granted options outside of our stock option plan to purchase 10,000 shares of our common stock and outstanding warrants to purchase 5,870,091 shares of our common stock. In addition, as of March 31, 2006, we have reserved 3,000,000 shares of our common stock for issuance upon the exercise of options granted pursuant to our stock option plan, 2,516,500 of which have been granted, 90,000 of which have been exercised, 2,426,500 of which are outstanding, and 483,500 of which may be granted in the future. The exercise of these options and warrants will result in dilution to our existing stockholders and could have a material adverse effect on our stock price.

A significant portion of our total outstanding shares of common stock may be sold in the market in the near future, which could cause the market price of our common stock to drop significantly.

As of March 31, 2006, we had 15,467,388 shares of our common stock issued and outstanding, of which approximately 1,595,651 shares are registered pursuant to a registration statement on Form S-3, which was declared effective on June 17, 2005, and the remainder of which are either eligible to be sold under SEC Rule 144 or are in the public float. In addition, we have registered 965,380 shares of our Common Stock underlying warrants previously issued on the Form S-3 registration statement that was declared effective on June 17, 2005, and we registered 3,000,000 shares of our common stock underlying options granted or to be granted under our stock option plan. Consequently, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, may have a material adverse effect on our stock price.

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

Item 4.                                                           Submission of Matters to a Vote of Security Holders.

At our annual meeting of stockholders, held on December 14, 2005, our stockholders voted on two matters: (1) the election of seven (7) directors of the Company; and (2) a proposal to ratify the appointment of Goldstein Golub Kessler LLP as independent auditors for the year ending June 30, 2006. The results of these two votes were recorded as follows:

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

Subsequent to the annual meeting of stockholders, we learned that one of our stockholders voted their 1,200,000 shares of our common stock, but their vote was not recorded due to a technical difficulty. Under Delaware law, once a vote has been closed, we are unable to open it unless the stockholder petitions the Delaware Court of Chancery. However, because the vote was inadvertantly omitted due to a technical difficulty, we have decided to disclose how the stockholder voted its shares of common stock in this Form 10-Q. The stockholder voted for the election of all of the nominees for our Board of Directors except for Bruce C. Galton, which vote they withheld. The stockholder also voted for the proposal to ratify the appointment of Goldstein Golub Kessler, LLP as our independent auditors for the fiscal year ended June 30, 2006.

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

SENESCO TECHNOLOGIES, INC.

DATE: May 15, 2006	By:	/s/ Bruce C. Galton
Bruce C. Galton, President
and Chief Executive Officer
(Principal Executive Officer)

DATE: May 15, 2006	By:	/s/ Joel Brooks
Joel Brooks, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)