Form 10-K
period 2006-06-30
SENESCO TECHNOLOGIES INC
filed 2006-10-13
CIK 1035354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                            to

Commission file number: 001-31326

SENESCO TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1368850
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

303 George Street, Suite 420, New Brunswick, New Jersey	08901
(Address of principal executive offices)	(Zip Code)

(732) 296-8400

(Registrant’s telephone number,
including area code)

None

(Former name, former address and
former fiscal year, if changed since
last report)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share.	American Stock Exchange

Securities registered under Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act .         Yes ☐            No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒          No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐      Accelerated filer ☐      Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

As of September 30, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $16,181,318, based on the closing sales price as reported on the American Stock Exchange on that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of September 30, 2006:

Class	Number of Shares
Common Stock, $0.01 par value	15,487,388

The following documents are incorporated by reference into the Annual Report on Form 10-K:  Portions of the registrant’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

i

PART I

Item 1.            Business.

Our Business

The primary business of Senesco Technologies, Inc., a Delaware corporation incorporated in 1999, and its wholly-owned subsidiary, Senesco, Inc., a New Jersey corporation incorporated in 1998, collectively referred to as “Senesco,” “we,” “us” or “our,” is to utilize our patented and patent-pending genes, primarily eucaryotic translation initiation Factor 5A, or Factor 5A, and deoxyhypusine synthase, or DHS, in human health applications to:

•      Develop novel approaches to treat inflammatory and / or apoptotic, related diseases in humans;

•      Develop novel approaches to treat cancer, a group of diseases in which apoptosis does not occur normally; and

Factor 5A, DHS and Lipase in agricultural applications, to enhance the quality and productivity of fruits, flowers, and vegetables and agronomic crops through the control of cell death, referred to as senescence, and growth in plants.

Human Health Applications

We believe that our gene technology could have broad applicability in the human health field, by either inhibiting or accelerating apoptosis.  Inhibiting apoptosis may be useful in preventing or treating a wide range of inflammatory and ischemic diseases attributed to premature apoptosis.  Accelerating apoptosis may be useful in treating certain forms of cancer.

Certain human health results to date include:

•      Increasing median survival by approximately 250% in an in-vivo model of mice injected with melanoma cancer cells;

•      Inducing apoptosis in both human cancer cell lines derived from tumors and in lung tumors in mice;

•      Reducing the amounts of p24 and IL-8 by approximately 50 percent in an HIV-1 infected human cell line;

•      Increasing the survival of mouse pancreatic islet cells isolated for transplantation;

•      Inducing apoptosis of cancer cells in a human multiple myeloma cell line;

•      Demonstrating that the efficacy of our technology is comparable to that of existing approved anti-inflammatory prescription drugs in reducing certain inflammatory cytokines in mice;

•      Measuring VEGF reduction in mouse lung tumors as a result of treatment with our genes;

•      Increasing the survival rate in a mouse sepsis model.  Additionally, a broad spectrum of pro-inflammatory cytokines were down-regulated;

•      Determining the expression of our genes in both ischemic and non-ischemic human heart tissue, and correlating this expression to certain cytokines known to be involved in apoptosis; and

•      Reducing cytokine induced apoptosis in human optic nerve cell lines and in human epithelial cell lines of the intestine.

Inhibiting Apoptosis

Our research to date reveals that the DHS and Factor 5A genes may regulate apoptosis in human cells.  We believe that our Factor 5A technology may have potential application as a means for controlling a broad range of apoptotic diseases, both inflammatory / ischemic diseases and cancers.  We are engaged in preclinical in-vivo and in-vitro research to determine the ability of Factor 5A to regulate key execution genes, inflammatory cytokines, receptors, and transcription factors, which are implicated in numerous apoptotic diseases.

We believe that down-regulation of our proprietary Factor 5A gene may have potential application as a means for controlling a broad range of diseases that are attributable to premature apoptosis, ischemia, or inflammation. Apoptotic diseases include glaucoma, heart disease, and certain inflammatory diseases such as Crohn’s disease, sepsis and rheumatoid arthritis, among others.  We are engaged in preclinical research on a variety of these diseases. Using small inhibitory RNAs, or siRNAs, against the apoptosis isoform of Factor 5A to inhibit its expression, we have reduced pro-inflammatory cytokine formation and formation of receptors for liposolysaccharide, or LPS, interferon gamma and TNF-alpha.   In-vitro experiments have shown that siRNAs against Factor 5A protected human lamina cribrosa (optic nerve) and colon epithelial cells from TNF alpha induced apoptosis.  We have also determined that inhibiting the apoptosis isoform of Factor 5A down-regulates the transcription factors NFkB and JAK1 and decreases the inflammatory cytokines formed through the NFkB and JAK/STAT pathways.  Additionally, we have shown in a mouse study that our siRNA is comparable to a steroid and to a prescription anti-TNF drug in its ability to reduce cytokine response to LPS.  In-vivo mouse studies have shown that the siRNA against Factor 5A (i) protects thymocyte cells from apoptosis and decreases formation of myeloperoxidase, or MPO, TNF, MIP-1alpha, and IL-1 in the lungs of mice challenged with LPS; and (ii) increases the survival rate of mice in which sepsis was induced by a lethal injection of LPS.  The siRNA’s against Factor 5A are currently being tested in several preclinical in-vivo inflammatory disease models.  Other experiments utilizing siRNA to Factor 5A include inhibition of cell death, or apoptosis, during the processing of mouse pancreatic beta islet cells for transplantation, and the inhibition of viral replication in a human cell line infected with HIV-1.

Proteins required for cell death include p53, interleukins and other cytokines, caspases, and TNF-a. Expression of these cell death proteins is required for the execution of apoptosis.  We have found that downregulating Factor 5A by treatment with siRNA, inhibits the expression of p53, a major cell death transcription factor that in turn controls the formation of a suite of other cell death proteins.  In addition, down-regulation of Factor 5A up-regulates Bcl-2, a major suppressor of apoptosis.

Accelerating Apoptosis

In preclinical studies, we have also established that up-regulation of Factor 5A isoform induces death in cancer cells through both the p53 (intrinsic) and cell death receptor (extrinsic) apoptotic pathways. Tumors arise when cells that have been targeted by the immune system to undergo apoptosis are unable to do so because of an inability to activate the apoptotic pathways. Just as the senescence Factor 5A gene appears to facilitate expression of the entire suite of genes required for programmed cell death in plants, the apoptosis Factor 5A gene appears to regulate expression of a suite of genes required for programmed cell death in human cells. Because the Factor 5A gene appears to function at the initiation point of the apoptotic pathways, both intrinsic and extrinsic, we believe that our gene technology has potential application as a means of combating a broad range of cancers.  We have found, in in-vitro studies, that up-regulating the apoptosis isoform of Factor 5A results in: the up-regulation of p53, an important tumor suppressor gene that promotes apoptosis in cells with damaged DNA; inflammatory cytokine production; increased cell death receptor formation; and caspase activity.  These features, coupled with a simultaneous down-regulation Bcl-2, a suppressor of apoptosis, and telomerase, result in apoptosis of cancer cells.  In addition, in-vitro studies have shown that up-regulation of Factor 5A also down-regulates VEGF, a growth factor which allows tumors to develop additional vascularization needed for growth beyond a small mass of cells.

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

Agricultural Applications

Our research focuses on the discovery and development of certain gene technologies, which are designed to confer positive traits on fruits, flowers, vegetables, forestry species and agronomic crops.  To date, we have isolated and characterized the senescence-induced Lipase gene, DHS, and Factor 5A in certain species of plants. Our goal is to modulate the expression of these genes in order to achieve such traits as extended shelf life, increased biomass, increased yield and increased resistance to environmental stress and disease, thereby demonstrating proof of concept in each category of crop.

Certain agricultural results to date include:

•      Longer shelf life of perishable produce;

•      Increased biomass and seed yield;

•      Greater tolerance to environmental stresses, such as drought and soil salinity;

•      Greater tolerance to certain fungal and bacterial pathogens;

•      More efficient use of fertilizer; and

•      Advancement of field trials in banana, lettuce, trees, and bedding plants.

The technology presently utilized by the industry for increasing the shelf life in certain flowers, fruits and vegetables relies primarily on reducing ethylene biosynthesis, and hence only has application to the limited number of crops that are ethylene-sensitive.  Because Factor 5A, DHS and lipase are already present in all plant cells, our technology may be incorporated into crops by using either conventional breeding methods (non-genetically modified) or biotechnology gene suppression techniques.

We have licensed this technology to various strategic partners and have entered into a joint venture, and we intend to continue to license this technology to additional strategic partners and/or enter into additional joint ventures.  Together with our commercial partners, we are currently working with lettuce, turfgrass, tomato, canola, Arabidopsis (a model plant that is similar to canola), banana, alfalfa, and certain species of trees and bedding plants, and we have obtained proof of concept for enhanced shelf life, seed yield, biomass,  and resistance to disease in several of these plants.  We have ongoing field trials of certain trees, lettuce and bananas with our respective partners.  The first round of lettuce field trials showed that our technology reduced browning of cut lettuce.  The first and second round of banana field trials have shown that our technology extends the shelf life of banana fruit by 100%.  In addition to the shelf life benefits, field trials conducted during the winter of 2004-2005 generated encouraging disease tolerance data specific to Black Sigatoka (Black Leaf Streak Disease), for banana plants.  Additional field trials for banana plants are planned for Black Sigatoka.  Commercialization by our partners may require a combination of traits in a crop, such as both shelf life and disease resistance, or other traits.  Our near-term research and development initiatives include modulating the expression of DHS and Factor 5A genes in these plants and then propagation and phenotype testing of such plants.

Our ongoing research and development initiatives for agriculture include:

•      Further developing and implementing the DHS and Factor 5A gene technology in lettuce, banana, oil seed crops, turfgrass, bedding plants, tomato, alfalfa, corn, soybean and trees; and

•      Testing the resultant crops for new beneficial traits such as increased yield, increased tolerance to environmental stress, disease resistance and more efficient use of fertilizer.

Agricultural Target Markets

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

Development and License Agreements

In November 2001, we entered into a worldwide exclusive development and license agreement with the Harris Moran Seed Company, referred to herein as the Harris Moran License, to commercialize our technology in lettuce and certain melons for an indefinite term, unless terminated by either party pursuant to the terms of the agreement.  To date, the development steps performed by Harris Moran and us have all been completed in accordance with the protocol set forth in the Harris Moran License.  There has been extensive characterization of our genes in lettuce in a laboratory setting. The initial lab work has produced genetically modified seed under greenhouse containment, which has been followed by substantial field trials for evaluation.  These field trials represent a vital step in the process necessary to develop a commercial product. Additional laboratory and field experiments and development are necessary for development of cut, bagged lettuce.  Harris Moran is in the process of performing additional field trials of our technology.  Ongoing field trial results will determine if non-genetically modified seed will produce sufficiently reduced browning traits to attract potential marketing partners.  Additional field work in lettuce is targeting traits other than browning, such as disease resistance and yield.  Under the Harris Moran License, we have received an upfront payment and we may receive benchmark payments upon achievement of certain research and marketing milestones.

In June 2002, we entered into a three-year worldwide exclusive development and option agreement with ArborGen, LLC, referred to herein as the ArborGen Agreement, to develop our technology in certain species of trees.  The ArborGen Agreement also granted ArborGen an option to acquire an exclusive worldwide license to commercialize our technology in various other forestry products.  In June 2006, ArborGen exercised their option to license our technology.  To date, the research being conducted by ArborGen has proceeded according to schedule.  ArborGen has seen promising positive growth responses in greenhouse-grown seedlings.  These initial greenhouse data led to the initiation of field trials by ArborGen in the second half of calendar 2004.  At the end of the 2005 growing season, certain trees which were enhanced by our technology had approximately double the increase in volume relative to control trees.  Under the ArborGen Agreement, we have received an upfront payment and benchmark payments, and upon finalization of a license agreement, we may receive additional benchmark payments upon achievement of certain development milestones and royalties upon commercialization.

In September 2002, we entered into an exclusive development and license agreement with Cal/West Seeds, referred to herein as the Cal/West License, to commercialize our technology in certain varieties of alfalfa.  The Cal/West License will continue until the expiration of the patents set forth in the agreement, unless terminated earlier by either party pursuant to the terms of the agreement.  The Cal/West License also grants Cal/West an exclusive option to develop our technology in various other forage crops.  The Cal/West development effort successfully incorporated our technology into their alfalfa seed as of July 2004.

Greenhouse trait analysis is ongoing.  Under the Cal/West License, we have received an upfront payment and we may receive benchmark payments as certain development milestones are achieved and a royalty upon commercialization based upon the volume of alfalfa seed sold that contains our technology.

In March 2004, we entered into an exclusive development and license agreement with The Scotts Company, referred to herein as the Scotts Agreement, to commercialize our technology in turfgrass and certain species of bedding plants.  Scotts is working on incorporating our technology to enhance a variety of traits in these plants, including environmental stress resistance, disease resistance and enhanced bloom properties.  We are collaborating with Scotts in the areas of ornamental bedding plants and turfgrass.  A large-scale greenhouse evaluation of bedding plants is being conducted.  Preliminary results have given insight into how to proceed with additional development.  Transformation and initial tissue culture screening of events have been undertaken in turfgrass.  In tissue culture, turfgrass containing our technology has grown more successfully than control turfgrass without our technology.  Greenhouse testing of the grass containing our technology is the next planned development step. Under the Scotts Agreement, we have received an upfront payment and benchmark payments.  In January 2006, the development and license agreement with The Scotts Company was amended. Due to a change in the corporate financial policy at Scotts, Scotts requested to defer certain milestone payments, which were to be made on a calendar basis.  We agreed and these payments have now been deferred and incorporated in the amount to be paid to us upon commercialization.  Additionally, the commercialization fee has been increased.  All other aspects of the agreement remain unchanged, and the project continues to move forward without interruption. We may also receive royalties upon commercialization from the net sales of turfgrass seed and bedding plants containing our technology .

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

All aspects of the Rahan Joint Venture’s research and development initiative are proceeding on time, or are ahead of the original schedule laid out at the inception of the Rahan Joint Venture.  Both the DHS and lipase genes have been identified and isolated in banana, and the Rahan Joint Venture is currently in the process of silencing these genes.  Two Israeli field trials indicated that Senesco’s proprietary technology extends the shelf life of the banana fruit up to 100%, while allowing the banana fruit to ripen normally.  Later field trials have shown promising disease tolerance results and we are currently performing additional field trials to further assess disease tolerance.  We believe that these field trials have yielded data sufficient to initiate contact with potential marketing partners.  However, as the banana modified with our technology may be considered a GMO, shelf life extension may have to be combined with disease tolerance to gain acceptance by the growers.

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

Our competitors in the field of delaying plant senescence are companies that develop and produce transformed plants with a variety of enhanced traits.  Such companies include: Icora (formerly Paradigm Genetics); Bayer Crop Science; Mendel Biotechnology; Renessen LLC; Exelixis Plant Sciences, Inc.; Syngenta International AG; and Eden Bioscience, among others.

There are many large and development stage companies working in the field of apoptosis research including: Amgen; Centocor; Genzyme; OSI Pharmaceuticals, Inc.; Idun Pharmaceuticals; Novartis; Introgen Therapeutics, Inc.; Genta, Inc.; and Vertex Pharmaceuticals, Inc., among others.

Marketing Program

We presently license our technology to agricultural companies capable of incorporating our technology into crops grown for commercial agriculture.  We anticipate revenues from these relationships in the form of licensing fees and royalties from our partners, usage fees in the case of the agreement with the Broin Company, or sharing gross profits in the case of the joint venture with Rahan Meristem.  In addition, we anticipate payments from our partners upon our achievement of certain research and development benchmarks.  This commercialization strategy allows us to generate revenues at various stages of product development, while ensuring that our technology is incorporated into a wide variety of crops.  Our optimal partners combine the technological expertise to incorporate our technology into their product line along with the ability to successfully market the enhanced final product, thereby eliminating the need for us to develop and maintain a sales force.  Through June 30, 2006, we have entered into five license and development agreements and one joint venture with established agricultural biotechnology companies.

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

Generally, the approximate time to complete each development step is as follows:

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

The status of each of our projects with our partners is as follows:

Project	Partner	Status

Banana	Rahan Meristem
-Shelf Life		Field Trials
-Disease Resistance		Field Trials
Lettuce	Harris Moran
-Browning		Field Trials
-Disease Resistance		Field Trials
Trees	Arborgen
-Growth		Field Trials
Alfalfa	Cal/West	Greenhouse
Turfgrass	The Scotts Company	Seed Transformation
Bedding Plants	The Scotts Company	Greenhouse
Ethanol	The Broin Company	Modify Inputs

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

Research Program

Our research and development is performed by third party researchers at our direction, pursuant to various research and license agreements.  The primary research and development effort, which is performed by approximately 22 researchers that are funded in whole or in part by us, takes place at the University of Waterloo in Ontario, Canada, where the technology was discovered, Mayo Clinic, the University of Virginia, and the University of Colorado. Additional research and development is performed by our partners in connection with the Harris Moran License, the Scotts Agreement, the ArborGen Agreement, the Cal/West License, the Broin License, and through the Rahan Joint Venture.

The inventor of our technology, John E. Thompson, Ph.D., is the Associate Vice

President, Research and former Dean of Science at the University of Waterloo in Ontario, Canada, and is our Executive Vice President and Chief Scientific Officer.  Dr. Thompson is also one of our directors and owns 3.7% of the outstanding shares of our common stock, $0.01 par value, as of June 30, 2006.  On September 1, 1998, we entered into, and subsequently have extended through August 31, 2007, a research and development agreement with the University of Waterloo and Dr. Thompson as the principal inventor.  The Research and Development Agreement provides that the University of Waterloo will perform research and development under our direction, and we will pay for the cost of this work and make certain payments to the University of Waterloo.  In return for payments made under the Research and Development Agreements, we have all rights to the intellectual property derived from the research.

Our research and development expenses incurred on human health applications were approximately 48% for the fiscal year ended June 30, 2006 and approximately 50% for the fiscal year ended June 30, 2005.  Since our inception the proportion of research and development expenses on human health applications has increased, as compared to plant applications.  This change is primarily due to the fact that our research focus on human health has increased and some of our research costs for plant applications have shifted to our research partners.

Our planned future pre-clinical research and development initiatives for human health include:

•      Pre-clinical in-vivo cancer studies.  These studies may focus on optimizing delivery of Factor 5A to tumors to determine if there would be an enhancement of treatment.

•      Pancreatic Islets isolated for transplantation.  Future studies will be focused on methods of improving the transfection efficiency on pancreatic islet cells treated with the siRNA to Factor 5A prior to harvesting for processing.  Improving transfection efficiency may further increase the number of islet cells surviving the processing procedure which may allow for a greater yield of islet cells per donor.

•      HIV- 1.  We will continue in-vitro studies utilizing different siRNA delivery systems in order to increase the transfection efficiency of the siRNA to Factor 5A to determine further decreases in HIV replication and may seek animal models to test.

•      Lung Cancer.  Lung cancer experiments will continue to focus on the reduction of tumor load and longevity of the treated mice.  Delivery systems that might target the tumor cell and deliver Factor 5A directly to the cancer cells may by explored.  Other lung cancers may also be explored to determine Factor 5A’s efficacy in different forms of lung cancer.

•      Multiple Myeloma.  The next set of multiple myeloma experiments will involve a mouse model system and may include optimizing the delivery of  Factor 5A.

•      Sepsis.  Following encouraging initial results, work will continue on measuring pro-inflammatory cytokines during the progression of the disease.

•      Inflammatory Bowel Disease.  Routes of administration of the siRNA to Factor 5A will be explored to optimize cell protection against pro-inflammatory cytokines.

•      Lung Inflammation. Optimization of the delivery and dose of the siRNA to Factor 5A to the lungs is the direction of our planned future experiments.  Mouse model systems may be used to illustrate the siRNA to Factor 5A’s ability to reduce morbidity and mortality in lung inflammation, caused by the up-regulation of pro-inflammatory cytokines induced by pathogens and other stresses to the lungs.

•      Other.  We will continue to look at other disease states in order to determine the role of Factor 5A.

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

Intellectual Property

We have ten issued patents from the United States Patent and Trademark Office, or PTO, and eight issued patents from foreign countries as follows:

Expiration
Patent #		Date Issued	Date

Agricultural

United States

6,538,182	DNA Encoding a Plant Deoxyhypusine Synthase, A Plant Eukaryotic Initiation Factor 5A, Transgenic Plants and A Method For Controlling Senescence and Programmed Cell Death in Plants	3/23/2004	7/06/2019

6,774,284	DNA Encoding A Plant Lipase, Transgenic Plants and A Method For Controlling Senescence In Plants	8/10/2004	7/22/2018

6,849,782	Arabidopsis Antisense Deoxyhypusine Synthase Molecule and Method of Inhibiting Deoxyhypusine Expression in Plants	2/01/2005	7/06/2019

6,855,529	DNA Encoding a Plant Deoxyhypusine Synthase, a Plant Eukaryotic Initiation Factor 5A, Transgenic Plants and a Method for Controlling Senescence	2/15/2005	8/05/2019

Programmed and Cell Death in Plants

6,878,860	DNA Encoding a Plant Deoxyhypusine Synthase, a Plant Eukaryotic Initiation Factor 5A, Transgenic Plants and a Method For Controlling Senescence Programmed and Cell Death in Plants	4/12/2005	7/06/2019

6,897,359	Carnation Antisense Deoxyhypusine Synthase Molecule and Method of Inhibiting Deoxyhypusine Synthase Expression in Plants	5/24/2005	11/11/2019

6,900,368	Tomato Antisense Deoxyhypusine Synthase Molecule and Method of Inhibiting Deoxyhypusine Synthase Expression in Plants	5/31/2005	7/06/2019

6,989,258	DNA Encoding a Plant Deoxyhypusine Synthase, a Plant Eukaryotic Initiation Factor 5A, Transgenic Plants and a Method	1/24/2006	7/14/2020

7,070,997	Isolated Nucleotides Encoding Tomato Senescense-Induced EIF-5A	7/04/2006	11/05/2020

Commonwealth of Australia

778437	DNA encoding a plant lipase, transgenic plants and a method for controlling senescence in plants	3/24/2005	2/14/2020

782886	DNA encoding a plant deoxyhypusine synthase, a plant eukaryotic initiation factor 5A, transgenic plants and a method for controlling senescence and programmed cell death in plants	1/19/2006	7/6/2020

Mexico

232047	Acido Desoxirribonucleico que codifica lipase de plantas, plantas transgenicas y metodo para controlar el envejecimeniento en las plantas	11/10/2005	06/19/2001

New Zealand

517055	DNA encoding a plant deoxyhypusine synthase, transgenic plants and a method for controlling senescence and programmed cell death in plants	10/06/2005	7/06/2020

523280	DNA encoding a plant lipase, transgenic plants and a method for controlling senescence in plants	6/09/2005	6/19/2021

526539	DNA encoding a plant deoxyhypusine synthase, a plant eukaryotic initiation factor 5A, transgenic plants and a method for controlling senescence and cell death in plants	10/06/2005	11/29/2021

535009	DNA encoding a plant eukaryotic initiation factor 5A, transgenic plants and a method for controlling senescence and programmed cell death in plants	7/13/2006	7/06/2020

Human Health

United States

6,867,237	DNA Encoding Apoptosis-Induced Eukaryotic Initiation Factor-5A and Deoxyhypusine Synthase and a Method for Controlling Apoptosis in Animals and Humans	3/15/2005	7/23/2021

New Zealand

536958	Nucleic acids, polypeptides, and methods for modulating apoptosis	09/04/2006	05/07/2023

In addition to our eighteen patents, we have a wide variety of patent applications, including divisional applications and continuations-in-part, in process with the PTO and internationally.  We intend to continue our strategy of enhancing these new patent applications through the addition of data as it is collected.

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

Employees

In addition to the 20 scientists performing funded research for us at the University of Waterloo, Mayo Clinic,  the University of Virginia and the University of Colorado, we have five employees and one consultant, four of whom are executive officers and are involved in our management.   We do not anticipate hiring any additional employees over the next twelve months.

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

Furthermore, pursuant to the Research and Development Agreements, a substantial amount of our research and development activities are conducted at the University of Waterloo under the supervision of Dr. Thompson, our Executive Vice President and Chief Scientific Officer. We utilize the University’s research staff including graduate and post-graduate researchers.

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

Safe Harbor Statement

The statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  In particular, our statements regarding the anticipated growth in the markets for our technologies, the continued advancement of our research, the approval of our patent applications, the possibility of governmental approval in order to sell or offer for sale to the general public a genetically engineered plant or plant product, the successful implementation of our commercialization strategy, including the success of the Harris Moran License, the ArborGen Agreement, the Cal/West License, The Scotts License, the Broin License, and the Research and Development Agreements, the successful implementation of the Rahan Joint Venture, statements relating to our patent applications, the anticipated longer term growth of our business, the results of our preclinical studies and the timing of the projects and trends in future operating performance are examples of such forward-looking statements.  The forward-looking statements include risks and uncertainties, including, but not limited to, the timing of revenues due to the variability in size, scope and duration of research projects, regulatory delays, research study results which lead to cancellations of research projects, and other factors, including general economic conditions and regulatory developments, not within our control.  The factors discussed herein and expressed from time to time in our filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements.  The forward-looking statements are made only as of the date of this filing, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Factors That May Affect Our Business, Future Operating Results and Financial Condition

The more prominent risks and uncertainties inherent in our business are described below. However, additional risks and uncertainties may also impair our business operations.  If any of the following risks actually occur, our business, financial condition or results of operations may suffer.

Item 1A.            Risk Factors.

We have a limited operating history and have incurred substantial losses and expect future losses.

We are a development stage biotechnology company with a limited operating history and limited assets and capital.  We have incurred losses each year since inception and have an accumulated deficit of $22,369,843 at June 30, 2006.  We have generated minimal revenues by licensing our technology for certain crops to companies willing to share in our development costs. However, our technology may not be ready for widespread commercialization for several years. We expect to continue to incur losses for the next several years because we anticipate that our expenditures on research and development, commercialization and administrative activities will significantly exceed our revenues during that period. In addition, we cannot assure you that we will be able to sell our New Jersey state net operating losses for any specific fiscal year.  We cannot predict when, if ever, we will become profitable.

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

As of June 30, 2006, we had cash and highly-liquid investments valued at $1,168,473 and working capital of $858,811. In October 2006, we received aggregate net proceeds of $2,050,000 from a private placement of our equity securities. Using our available reserves as of June 30, 2006, and the net proceeds from the private equity financing, we believe that we can operate according to our current business plan at least through June 30, 2007.  To date, we have generated minimal revenues and anticipate that our operating costs will exceed any revenues generated over the next several years. Therefore, we will be required to raise additional capital in the future in order to operate according to our current business plan, and this funding may not be available on favorable terms, if at all.  If we are unable to raise additional funds, we will need to do one or more of the following:

•                  delay, scale back or eliminate some or all of our research and development programs;

•                  license third parties to develop and commercialize our technology that we would otherwise seek to develop and commercialize ourselves;

•                  seek strategic alliances or business combinations, or attempt to sell our company; or

•                  cease operations.

In addition, in connection with any funding, if we need to issue more equity securities than our certificate of incorporation currently authorizes, or more than 20% of the shares of our common stock outstanding, we may need stockholder approval.  If stockholder approval is not obtained or if adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. Investors may experience dilution in their investment from future offerings of our common stock. For example, if we raise additional capital by issuing equity securities, such an issuance would reduce the percentage ownership of existing stockholders.  In addition, assuming the exercise of all options and warrants outstanding, as of June 30, 2006, we had 6,226,021 shares of common stock authorized but unissued, which may be issued from time to time by our board of directors without stockholder approval.  In connection with our private placement of equity securities, in October 2006, we issued an aggregate of an additional 1,986,306 shares of common stock and warrants to purchase 1,132,194 shares of common stock. Therefore assuming the exercise of all options and warrants granted as of October 11, 2006, we had 3,107,521 shares of common stock authorized but unissued, which may be issued from time to time by our board of directors without stockholder approval.  Furthermore, we may need to issue securities that have rights, preferences and privileges senior to our common stock.  Failure to obtain financing on acceptable terms would have a material adverse effect on our liquidity.

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

We have been issued ten patents by the U.S. Patent and Trademark Office, or PTO, and eight patents from foreign countries.  We have also filed numerous patent applications for our technology in the United States and in several foreign countries, which technology is vital to our primary business, as well as several Continuations in Part on these patent applications.  Our success depends in part upon the grant of patents from our pending patent applications.

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

Recent political and social turmoil, including the conflict in Iraq and the current crisis in the Middle East, can be expected to put further pressure on economic conditions in the United States and worldwide.  These political, social and economic conditions may make it difficult for us to plan future business activities.  Specifically, if the current situation in Israel continues to escalate, our joint venture with Rahan Meristem Ltd. could be adversely affected.

Risks Related to Our Common Stock

Our management and other affiliates have significant control of our common stock and could significantly influence our actions in a manner that conflicts with our interests and the interests of other stockholders.

As of June 30, 2006, our executive officers, directors and affiliated entities together beneficially own approximately 41.4% of the outstanding shares of our common stock, assuming the exercise of options and warrants which are currently exercisable or will become exercisable within 60 days of June 30, 2006, held by these stockholders. As of October 11, 2006, upon the closing of our private placement of equity securities, our executive officers, directors, and affiliated entities together beneficially own approximately 37.2% of the Outstanding shares of our common stock, assuming the exercise of options and warrants which are currently exercisable or will become exercisable within 60 days of October 11, 2006, held by these stockholders.  As a result, these stockholders, acting together, will be able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders.  Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

Our stockholders may experience substantial dilution as a result of the exercise of outstanding options and warrants to purchase our common stock.

As of June 30, 2006, we have granted options outside of our stock option plan to purchase 10,000 shares of our common stock and outstanding warrants to purchase 5,860,091 shares of our common stock.  In addition, as of June 30, 2006, we have reserved 3,000,000 shares of our common stock for issuance upon the exercise of options granted pursuant to our stock option plan, 2,516,500 of which have been granted, 90,000 of which have been exercised, 2,426,500 of which are outstanding, and 483,500 of which may be granted in the future.  As of October 11, 2006, upon the closing of our private placement of equity securities, we have outstanding warrants to purchase 6,982,285 shares of our common stock.  The exercise of these options and warrants will result in dilution to our existing stockholders and could have a material adverse effect on our stock price.

A significant portion of our total outstanding shares of common stock may be sold in the market in the near future, which could cause the market price of our common stock to drop significantly.

As of June 30, 2006, we had 15,477,388 shares of our common stock issued and outstanding, of which approximately 1,595,651 shares are registered pursuant to a registration statement on Form S-3, which was declared effective on June 17, 2005, and the remainder of which are either eligible to be sold under SEC Rule 144 or are in the public float.  In addition, we have registered 965,380 shares of our Common Stock underlying warrants previously issued on the Form S-3 registration statement that was declared effective on June 17, 2005, and we registered 3,000,000 shares of our common stock underlying options granted or to be granted under our stock option plan.  As of October 11, 2006, upon the closing of our private placement of equity securities, we had 17,473,694 shares of our common stock issued and outstanding.  Consequently, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, may have a material adverse effect on our stock price.

Our common stock has a limited trading market, which could limit your ability to resell your shares of common stock at or above your purchase price.

Our common stock is quoted on the American Stock Exchange and currently has a limited trading market.  The American Stock Exchange requires us to meet minimum financial requirements in order to maintain our listing. Currently, we believe that we meet the continued listing requirements of the American Stock Exchange.  We cannot assure you that an active trading market will develop or, if developed, will be maintained.  As a result, our stockholders may find it difficult to dispose of shares of our common stock and, as a result, may suffer a loss of all or a substantial portion of their investment.

If our common stock is delisted from the American Stock Exchange, we may not be able to list on any other stock exchange, and our common stock may be subject to the “penny stock” regulations which may affect the ability of our stockholders to sell their shares.

The American Stock Exchange requires us to meet minimum financial requirements in order to maintain our listing.  Currently, we believe that we meet the continued listing requirements of the American Stock Exchange. If we do not continue to meet the continued listing requirements, we could be delisted.  If we are delisted from the American Stock Exchange, our common stock likely will become a “penny stock.”  In general, regulations of the SEC define a “penny stock” to be an equity security that is not listed on a national securities exchange or the NASDAQ Stock Market and that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  If our common stock becomes a penny stock, additional sales practice requirements would be imposed on broker-dealers that sell such securities to persons other than certain qualified investors.  For transactions involving a penny stock, unless exempt, a broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale.  In addition, the rules on penny stocks require delivery, prior to and after any penny stock transaction, of disclosures required by the SEC.

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

Item 1B.         Unresolved Staff Comments.

None.

Item 2.            Properties.

We lease office space in New Brunswick, New Jersey for a current monthly rental fee of $6,384, subject to certain escalations for our proportionate share of increases, over the base year of 2001, in the building’s operating costs.  The monthly rental fee will continue to increase by one percent each year through the expiration date of the lease.  The lease expires in May 2011.  The space is in good condition, and we believe it will adequately serve as our headquarters over the term of the lease.  We also believe that this office space is adequately insured by the lessor.

Item 3.            Legal Proceedings.

We are not currently a party to any legal proceedings; however, we may become involved in various claims and legal actions arising in the ordinary course of business.

Item 4.            Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.            Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the American Stock Exchange under the symbol SNT.

The following table sets forth the range of the high and low sales price for our common stock for each of the quarters since the quarter ended September 30, 2004, as reported on the American Stock Exchange.

Quarter	Common Stock
Ended	High	Low

September 30, 2004	$3.15	$2.30
December 31, 2004	$3.75	$2.40
March 31, 2005	$3.95	$2.75
June 30, 2005	$3.45	$1.60
September 30, 2005	$2.17	$1.30
December 31, 2005	$2.00	$1.16
March 31, 2006	$2.25	$1.20
June 30, 2006	$2.24	$1.40

As of September 20, 2006, the approximate number of holders of record of our common stock was 297.  This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

We have neither paid nor declared dividends on our common stock since our inception and we do not plan to pay dividends on our common stock in the foreseeable future. We expect that any earnings, which we may realize, will be retained to finance the growth of our company.

Item 6.                                   Selected Financial Data.

The following Selected Financial Data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10-K.

SELECTED FINANCIAL DATA

	Year Ended June 30,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Statement of Operations Data:

Revenue	$67	$125	$17	$10	$200

Operating expenses:

General and administrative	1,920	2,030	2,907	2,093	2,860
Research and development	1,566	1,417	1,147	897	537

Total operating expenses	3,486	3,447	4,054	2,990	3,397

Loss from operations	(3,419)	(3,322)	(4,037)	(2,980)	(3,197)

Noncash income	—	136	186	—	—

Sale of state income tax loss - net	—	153	91	131	151

Interest income, net	104	54	33	71	24

Net loss	$(3,315)	$(2,979)	$(3,727)	$(2,778)	$(3,022)

Basic and diluted net loss per common share	$(.21)	$(.21)	$(.29)	$(.23)	$(.31)

Basic and diluted weighted average number of common shares outstanding	15,469	14,054	12,668	11,880	9,625

Balance Sheet Data:

Cash, cash equivalents and investments	$1,168	$4,481	$4,136	$2,419	$4,665
Working capital	859	3,959	3,840	2,285	3,425
Total assets	3,535	6,113	5,211	3,266	5,230
Accumulated deficit	(22,370)	(19,055)	(16,076)	(12,349)	(9,571)
Total stockholders’ equity	2,952	5,590	4,731	2,857	4,786

Item 7.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains trend analysis, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements include, without limitation, statements containing the words “believes,” “anticipates,” “expects,” “continue,” and other words of similar import or the negative of those terms or expressions.  Such forward-looking statements are subject to known and unknown risks, uncertainties, estimates and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Actual results could differ materially from those set forth in such forward-looking statements as a result of, but not limited to, the “Risk Factors” described in Part I, Item 1A.  You should read the following discussion and analysis along with the “Selected Financial Data” and the financial statements and notes attached to those statements included elsewhere in this report.

Overview

We are a development stage company.  We do not expect to generate significant revenues for approximately the next one to three years, during which time we will engage in significant research and development efforts.  However, we have entered into the Harris Moran License, the ArborGen Agreement, the Cal/West License, the Scotts License, and the Broin Agreement to develop and commercialize our technology in certain varieties of lettuce, melons, trees, alfalfa, bedding plants, turf grass, and ethanol.  The Harris Moran License, the Cal/West License, and the Scotts License also provide for royalty payments to us upon commercial introduction.  The ArborGen Agreement contains an option for ArborGen to execute a license to commercialize developed products, which ArborGen has notified us of their intention to execute, and upon the execution of a license agreement, we will receive a license fee and royalties from ArborGen.  The Cal/West License contains an option for Cal/West to develop our technology in various other forage crops.  The Broin License provides for annual payments for each of Broin’s ethanol production facilities that incorporates our technology.  We also have entered into the Rahan Joint Venture to develop and commercialize our technology in banana plants.  In connection with the Rahan Joint Venture, we will receive 50% of the profits from the sale of enhanced banana plants.

Consistent with our commercialization strategy, we intend to attract other companies interested in strategic partnerships or licensing our technology that may result in additional license fees, revenues from contract research and other related revenues.  Successful future operations will depend on our and our partners’ ability to transform our research and development activities into a commercially feasible technology.

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

Valuation Allowances and Carrying Values

We have recorded valuation allowances against our entire deferred tax assets of $5,489,000 at June 30, 2006.  The valuation allowances relate primarily to the net operating loss carryforward deferred tax asset where the tax benefit of such asset is not assured.

As of June 30, 2006, we have determined that the estimated future discounted cash flows related to our patent applications will be sufficient to recover their carrying value.

We do not have any off-balance sheet arrangements.

Stock-Based Compensation

We adopted FAS No. 123R, “Share-Based Payments”, effective July 1, 2005, using the modified-retrospective method.  The adoption of this standard requires the recognition of stock-based compensation expense in the consolidated financial statements.  Prior to July 1, 2005, we followed Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations.  In accordance with Accounting Principles Board Opinion 25, no stock-based compensation expense had been recognized related to the Company’s stock options granted to employees and directors, as all options had an exercise price equal to the market value of the underlying common stock on the date of grant.  In accordance with the modified-retrospective method, we have adjusted previously reported results to reflect the effect of expensing those stock options.  The cumulative adjustment associated with the adoption of the modified-retrospective method increased capital in excess of par and deficit accumulated during the development stage by $4,291,051 as of June 30, 2005.

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

Liquidity and Capital Resources

Overview

As of June 30, 2006, our cash balance and investments totaled $1,168,473, and we had working capital of $858,811.  In addition, upon the closing of our private equity financing on October 11, 2006, we received aggregate net proceeds of approximately $2,050,000.  As of June 30, 2006, we had a federal tax loss carryforward of approximately $14,329,000 and a state tax loss carry-forward of approximately $6,859,000 to offset future taxable income. We cannot assure you that we will be able to take advantage of any or all of such tax loss carryforwards, if at all, in future fiscal years.

Contractual Obligations

The following table lists our cash contractual obligations as of June 30, 2006:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Research and Development Agreements (1) (4)	$680,857	$586,524	$94,333	$—	$—
Facility, Rent and Operating Leases (2)	$385,776	$76,684	$156,104	$152,988	$—
Employment, Consulting and Scientific Advisory Board Agreements (3)	$712,884	$646,638	$66,246	$—	$—
Total Contractual Cash Obligations	$1,779,517	$1,309,846	$316,683	$152,988	$—

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

(4)          Includes $566,000 for a research agreement extension that was not effective until September 1, 2006.

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

Effective September 1, 2006, we extended our research and development agreement with the University of Waterloo for an additional one-year period through August 31, 2007, in the amount of Can $631,050 or approximately U.S. $566,000. Research and development expenses under this agreement for the years ended June 30, 2006 and 2005 aggregated U.S. $692,982 and U.S. $628,341 respectively, and U.S. $3,327,835 for the cumulative period through June 30, 2006.

Capital Resources

Since inception, we have generated revenues of $418,333 in connection with the initial fees and milestone payments received under our license and development agreements.  We have not been profitable since inception, we will continue to incur additional operating losses in the future, and we will require additional financing to continue the development and subsequent commercialization of our technology.  While we do not expect to generate significant revenues from the licensing of our technology for the next one to three years, we may enter into additional licensing or other agreements with marketing and distribution partners that may result in additional license fees, receive revenues from contract research, or other related revenue.

On October 11, 2006, we completed a private placement to certain members of our board of directors, institutional and accredited investors for an aggregate amount of 1,986,306 shares of common stock and warrants to purchase 993,153 shares of common stock for the aggregate net cash consideration of approximately $2,050,000. The private placement offered units of one share of common stock and a five-year warrant to purchase 0.50 shares of common stock at a price equal to $1.1325 per unit.  The warrant was offered with an exercise price equal to $1.18 per share, with such warrant becoming exercisabe six months from the date of closing.  The estimated costs associated with the private placement totaled approximately $200,000.

We anticipate that, based upon our current cash and investments, we will be able to fund our operations at least through June 30, 2007. Over the next twelve months, we plan to fund our research and development and commercialization activities by (i) utilizing our current cash balance and investments, (ii) achieving some of the milestones set forth in our current licensing agreements, (iii) through the execution of additional licensing agreements for our technology, and (iv) through a sale of our securities.

Results of Operations

Fiscal Years ended June 30, 2006, 2005 and 2004

Revenue

Total revenues consisted of initial fees and milestone payments on our agricultural development and license agreements.   During the years ended June 30, 2006 and 2005, revenue of $66,667 and $125,000 consisted of the amortized portion of the initial fee and milestone payments in connection with the Scotts Development and License Agreement and a milestone payment in connection with the Arborgen Agreement.  During the year ended June 30, 2004, revenue of $16,667 consisted of the amortized portion of the initial fee in connection with the Scotts Development and License Agreement.

We anticipate that we will continue to receive milestone payments in connection with our current agricultural development and license agreements while we continue to pursue our goal of attracting other companies to license our technologies in various other crops.  Additionally, we anticipate that we will receive royalty payments from our license agreements when our partners commercialize their crops containing our technology.  However, it is difficult for us to determine our future revenue expectations because we are a development stage biotechnology company.  As such, the timing and outcome of our experiments, the timing of signing new partners and the timing of our partners moving through the development process into commercialization is difficult to accurately predict.

Operating expenses

	Year Ended June 30,
	2006	2005	Change	%	2005	2004	Change	%
	(In thousands, except% values)

General and administrative	$1,920	$2,029	$(109)	(5)%	$2,029	$2,907	$(878)	(30)%

Research and development	1,566	1,417	149	10%	1,417	1,147	270	24%

Total operating expenses	$3,486	$3,446	$40	1%	$3,446	$4,054	$(608)	(15)%

We expect operating expenses to increase over the next twelve months as we anticipate that research and development expenses and other general and administrative expenses will increase as we continue to expand our research and development activities.

General and administrative expenses

General and administrative expenses consist of the following:

	Year ended June 30,
	2006	2005	2004
	(In thousands)
Stock-based compensation	$488	$691	$1,657
Payroll and benefits	607	564	528
Investor relations	341	328	305
Professional fees	211	197	196
Other general and administrative expenses	273	249	221

Total general and administrative expenses	$1,920	$2,029	$2,907

•                  Stock-based compensation consists primarily of the amortized portion of the Black-Scholes value of options and warrants previously granted to consultants, directors and employees as well as those granted during each of Fiscal 2006, 2005 and 2004. During Fiscal 2006 and 2005, 323,000 and 310,500 options and warrants granted, the Black-Scholes value for 240,000 and 210,000 of such options and warrants, respectively, were allocated to general and administrative expenses.  The balance of the options were allocated to research and development expenses.

The Black-Scholes value of the options and warrants granted during Fiscal 2006 were lower than Fiscal 2005 because the market price of the common stock on the date of grant in Fiscal 2006 was lower than the market price of the common stock on the date of grant in Fiscal 2005.

Stock-based compensation was lower in Fiscal 2005 compared to Fiscal 2004 primarily due to a warrant that was granted in connection with a financial advisory agreement in Fiscal 2004 that had a Black-Scholes value of approximately $850.

•                  Payroll and benefits increased primarily as a result of salary and health insurance rate increases.

•                  Investor relations expense increased primarily as a result of an increase in the amount of investor relations consulting fees.

•                  Professional fees increased during Fiscal 2006 compared to Fiscal 2005 primarily as a result of an increase in legal fees due to the increased regulatory environment, which was partially offset by a decrease in accounting and consulting fees as a result of the postponement by the SEC of the auditing requirements in connection with Section 404 of the Sarbanes-Oxley Act.

Professional fees increased during Fiscal 2005 compared to Fiscal 2004 primarily as a result of an increase in consulting fees incurred in connection with the implementation of Section 404 of the Sarbanes-Oxley Act, which was offset by a decrease in legal fees primarily as a result of greater efficiencies in the preparation and review of our forms and filings with the Securities and Exchange Commission.

We expect general and administrative expenses to modestly increase over the next twelve months primarily due to an increase in legal and accounting fees related to the increased regulatory environment.

Research and development expenses

	Year Ended June 30,
	2006	2005	Change	%	2005	2004	Change	%
	(In thousands, except% values)

Stock-based compensation	$189	$283	$(94)	(3)%	$283	$170	$113	67%

Other research and development	1,377	1,134	243	21%	1,134	977	157	16%

Total research and development	$1,566	$1,417	$149	11%	$1,417	$1,147	$270	24%

•                  Stock-based compensation decreased during Fiscal 2006 compared to Fiscal 2005 primarily because the Black-Scholes value of the options and warrants granted during Fiscal 2006 were lower than Fiscal 2005 because the market price of the common stock on the date of grant in Fiscal 2006 was lower than the market price of the common stock on the date of grant in Fiscal 2005.

Stock-based compensation increased during Fiscal 2005 compared to Fiscal 2004 due to previously issued options becoming exercisable and new options being issued during Fiscal 2005.

•                  Other research and development costs increased during Fiscal 2006 compared to Fiscal 2005 and during Fiscal 2005 compared to Fiscal 2004 primarily as a result of the expanded research programs in both the agricultural and human health applications of our technology and the weakness of the U.S. currency against the Canadian currency.

The breakdown of our research and development expenses between our agricultural and human health research programs are as follows:

	Year ended June 30,
	2006	%	2005	%	2004	%
	(In thousands, except % values)

Agricultural research programs	$813	52%	$711	50%	$652	57%
Human health research programs	753	48%	706	50%	495	43%

Total research and development expenses	$1,566	100%	$1,417	100%	$1,147	100%

We expect the percentage of human health research programs to increase as a percentage of the total research and development expenses as we continue to expand our human health initiatives.

Noncash income

In February 2004 and in May 2005, we completed separate private placements of common stock and warrants.  In each of the private placements, we were obligated to file a registration statement to register all of the shares and the shares underlying the warrants.  Due to our obligation to file a registration to register for resale the shares underlying the warrants, in accordance with EITF 00-19. “Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Common Stock,” the value of the warrants in each private placement was recorded as a liability until each filing was made.  The decrease in market value of the Common Stock from the closing of each of the financings until the date of the filing or effectiveness of  the registration statements resulted in noncash income of $185,627 in Fiscal 2004 and $135,632 in Fiscal 2005.

Sale of state income tax loss

During each of fiscal 2005 and fiscal 2004, we received net proceeds of $153,160 and $91,448 from the sale of our New Jersey state tax loss for fiscal 2003 and fiscal 2002, respectively.  Because the criteria required for approval changed, we were not approved to sell our New Jersey state tax loss for fiscal 2004 and therefore, we did not receive any proceeds during fiscal 2006.  During fiscal 2006, the criteria required for approval changed again.  Therefore, in June 2006, we again applied to sell our New Jersey state tax loss for fiscal 2004, as well as our New Jersey state tax loss for fiscal 2005.  However, there can be no assurance that we will be approved to sell our New Jersey state tax losses for fiscal 2004 and fiscal 2005.

Interest income

	Year Ended June 30,
	2006	2005	Change	%	2005	2004	Change	%
	(In thousands, except % values)

Interest income	$105	$54	$51	94%	$54	$33	$21	64%

The increase in interest income for fiscal 2006 compared to fiscal 2005 and for fiscal 2005 compared to fiscal 2004 is related to a higher rate of interest earned on our investments.

From Inception on July 1, 1998 through June 30, 2006

From inception of operations on July 1, 1998 through June 30, 2006, we had revenues of $418,333, which consisted of the initial license fees and milestone payments in connection with our various development and license agreements.  We do not expect to generate significant revenues for approximately the next one to three years, during which time we will engage in significant research and development efforts.

We have incurred losses each year since inception and have an accumulated deficit of $22,369,843 at June 30, 2006.  We expect to continue to incur losses as a result of expenditures on research, product development and administrative activities.

Item 7A.                          Quantitative and Qualitative Disclosures About Market Risk.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 8 are included in this Annual Report on Form 10-K.  A list of the financial statements filed herewith is found at “Item 15. Exhibits, Financial Statement Schedules.”

Item 9.                                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                          Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2006.  Based on this evaluation, our chief executive officer and chief financial officer concluded that as of June 30, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal year ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.                          Other Information.

In October 11, 2006, we entered into a three-year non-exclusive financial advisory agreement with Stanford Group Company (“Stanford”).  As compensation under the agreement, previously issued warrants that were purchased by Stanford and its affiliates in a private placement were amended.  The original exercise prices on 1,500,000 warrants, 750,000 of which had an exercise price of $3.25 and 750,000 of which had an exercise price of $2.00 were reduced to $2.00 and $1.50, respectively.  Additionally, the original expiration dates of December 2006 and January 2007 were each extended for a three-year period through December 2009 and January 2010.  Stock-based compensation in the amount of approximately $1,100,000 related to the amendment of such warrants will be recorded during the three month period ended December 31, 2006. The agreement may be terminated by either party upon sixty days written notice.  Stanford was also granted piggyback registration rights in connection with the shares underlying the warrants.

Effective July 1, 2006, a financial consulting agreement with Michael Berry, Ph.D. was extended for a six-month period through December 31, 2006 and amended to reduce the monthly fee to $1,000.

PART III

Item 10.                            Directors and Executive Officers of the Registrant.

The information relating to our directors, nominees for election as directors and executive officers under the headings “Election of Directors” and “Executive Officers” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 11.                            Executive Compensation.

The discussion under the heading “Executive Compensation” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 12.                            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 13.                            Certain Relationships and Related Transactions.

The discussion under the heading “Certain Relationships and Related Transactions” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 14.                            Principal Accounting Fees and Services.

The discussion under the heading “Principal Accountant Fees and Services” in our definitive proxy statement for the 2006 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 15.                            Exhibits, Financial Statement Schedules.

(a)           (1)           Financial Statements.

Reference is made to the Index to Financial Statements on Page F-1.

(a)           (2)           Financial Statement Schedules.

None.

(a)           (3)           Exhibits.

Reference is made to the Exhibit Index on Page 35.

(b)                                                                                 Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of October 2006.

SENESCO TECHNOLOGIES, INC.

By:	/s/ Bruce C. Galton
Bruce C. Galton, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ruedi Stalder	Chairman and Director	October 13, 2006
Ruedi Stalder

/s/ Bruce C. Galton	President and Chief Executive Officer (principal executive officer) and Director	October 13, 2006
Bruce C. Galton

/s/ Joel Brooks	Chief Financial Officer and Treasurer (principal financial and accounting officer)	October 13, 2006
Joel Brooks

/s/ John E. Thompson	Executive Vice President, Chief Scientific Officer and Director	October 13, 2006
John E. Thompson

/s/ Christopher Forbes	Director	October 13, 2006
Christopher Forbes

/s/ Thomas C. Quick	Director	October 13, 2006
Thomas C. Quick

/s/ David Rector	Director	October 13, 2006
David Rector

/s/ John Braca	Director	October 13, 2006
John Braca

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
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
4.6

Form of Warrant issued to Stanford Venture Capital Holdings, Inc. and certain officers of Stanford Venture Capital Holdings, Inc. (with attached schedule of parties and terms thereto). (Incorporated by reference to Exhibit 4.1 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 2001.)

4.7

Form of Warrant issued to certain accredited investors (with attached schedule of parties and terms thereto). (Incorporated by reference to Exhibit 4.2 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended March 31, 2002.)

4.8

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

4.11

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

4.16

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

10.8

First amendment of office lease by and between Senesco Technologies, Inc. and Matrix/AEW NB, LLC, dated May 13, 2005 (Incorporated by reference to Exhibit 10.8 of Senesco Technologies, Inc annual report on Form 10-KSB for the period ended June 30, 2005.)

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

10.19 *

Amendment to Consulting Agreement of July 12, 1999, as modified on February 8, 2001, by and between Senesco Technologies, Inc. and John E. Thompson, Ph.D., dated December 13, 2002. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 2002.)

10.20 *

Employment Agreement by and between Senesco Technologies, Inc. and Joel Brooks, dated July 1, 2003. (Incorporated by reference to Exhibit 10.29 of Senesco Technologies, Inc. annual report on Form 10-KSB for the period ended June 30, 2003.)

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

10.25 +

Development and License Agreement by and between Senesco Technologies, Inc. and The Scotts Company, datedMarch 8, 2004. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended March 31, 2004.)

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

10.31 +	Development and License Agreement with Broin and Associates, Inc. dated as of October 14, 2004. (Incorporated by reference to Exhibit 10.2 of Senesco

Exhibit No.	Description of Exhibit
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

10.35 †

Financial Advisory Agreement by and among Senesco Technologies, Inc., Stanford Group Company, Stanford Venture Capital Holdings, Inc., Stanford International Bank, Ltd., Ronald Stein, Daniel Bogar, Osvaldo Pi and William Fusselmann dated October 11, 2006.

10.36 †

Registration Rights Agreement by and among Senesco Technologies, Inc., Stanford Group Company, Stanford Venture Capital Holdings, Inc., Stanford International Bank, Ltd, Ronald Stein, Daniel Bogar, Osualdo Pi and William Fusselmann dated October 11, 2006.

10.37 †	Extension to Research Agreement by and among the University of Waterloo, Senesco, Inc. and Dr. John E. Thompson, Ph.D., dated August 1, 2006.

10.38 †	Form of Securities Purchase Agreement by and between Senesco Technologies, Inc., and certain accredited investors dated October 10, 2006 (with attached schedule of parties and terms thereto).

10.39 †	Form of Registration Rights Agreement by and between Senesco Technologies, Inc., and certain accredited investors dated October 10, 2006 (with attached schedule of parties and terms thereto).

10.40 †	Form of Warrant issued to certain accredited investors dated October 10, 2006 (with attached schedule of parties and terms thereto).

10.41 †	Placement Agent Agreement by and between Senesco Technologies, Inc. and H.C. Wainwright & Co., Inc. dated May 1, 2006.

10.42 †	Form of Warrant issued to H.C. Wainwright & Co., Inc., or its designees dated as of October 10, 2006.

21	Subsidiaries of the Registrant. (Incorporated by reference to Senesco Technologies, Inc. annual report on Form 10-KSB for the period ended June 30, 1999.)

23.1 †	Consent of Goldstein Golub Kessler LLP.

31.1 †	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 †	Certification of the principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 †	Certification of the principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 †	Certification of the principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*           A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 13(a) of Form
10-K.

†            Filed herewith.

+  The SEC granted Confidential Treatment for portions of this Exhibit.

SENESCO TECHNOLOGIES, INC.

 AND SUBSIDIARY

(a development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(a development stage company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Senesco Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Senesco Technologies, Inc. and Subsidiary (a development stage company) as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2006 and cumulative amounts from inception to June 30, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Senesco Technologies, Inc. and Subsidiary as of June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2006 and cumulative amounts from inception to June 30, 2006 in conformity with United States generally accepted accounting principles.

As discussed in notes 1 and 7 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, to account for stock options and other share-based transactions, effective July 1, 2005, utilizing the modified-retrospective method, and accordingly all statements have been restated where appropriate.

GOLDSTEIN GOLUB KESSLER LLP

New York, New York

August 10, 2006, except for Note 14 as to which the date is October 11, 2006.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(a development stage company)

CONSOLIDATED BALANCE SHEET

	June 30,
	2006	2005
ASSETS

Current Assets:
Cash and cash equivalents	$318,473	$291,858
Short-term investments	850,000	3,941,627
Prepaid expenses and other current assets	139,584	156,544
Total current assets	1,308,057	4,390,029
Long-term Investments	—	247,768
Property and Equipment, net	10,318	30,038
Intangibles, net	2,209,796	1,438,119
Deferred Income Tax Asset, net of valuation allowance of $5,489,000 and $4,355,000, respectively	—	—
Security Deposit	7,187	7,187
Total Assets	$3,535,358	$6,113,141

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$77,695	$217,569
Accrued expenses	329,884	180,002
Deferred revenue	41,667	33,333
Total current liabilities	449,246	430,904
Grant Payable	99,728	90,150
Other Liability	34,418	2,336
Total liabilities	583,392	523,390
Commitments
Stockholders’ Equity:
Preferred stock - $0.01 par value; authorized 5,000,000 shares, no shares issued	—	—
Common stock - $0.01 par value; authorized 30,000,000 shares, issued and outstanding 15,477,388 and 15,467,388, respectively	154,774	154,674
Capital in excess of par	25,167,035	24,490,035
Deficit accumulated during the development stage	(22,369,843)	(19,054,958)
Stockholders’ equity	2,951,966	5,589,751
Total Liabilities and Stockholders’ Equity	$3,535,358	$6,113,141

Prior year amounts have been adjusted for adoption of FAS 123R on July 1, 2005.

See Notes to Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(a development stage company)

CONSOLIDATED STATEMENT OF OPERATIONS

				Cumulative
	Year ended June 30,			Amounts from
	2006	2005	2004	Inception
Revenue	$66,666	$125,000	$16,667	$418,333
Operating expenses:
General and administrative	1,919,740	2,029,400	2,907,205	17,021,514
Research and development	1,566,267	1,417,337	1,146,766	6,984,848
Total operating expenses	3,486,007	3,446,737	4,053,971	24,006,362

Loss from operations	(3,419,341)	(3,321,737)	(4,037,304)	(23,588,029)
Noncash income	—	135,632	185,627	321,259
Sale of state income tax loss - net	—	153,160	91,448	586,442
Interest income - net	104,456	54,027	33,278	310,485
Net loss	$(3,314,885)	$(2,978,918)	$(3,726,951)	$(22,369,843)
Basic and diluted net loss per common share	$(.21)	$(.21)	$(.29)	—
Basic and diluted weighted-average number of common shares outstanding	15,469,881	14,053,808	12,668,396	—

Prior year amounts have been adjusted for adoption of FAS 123R on July 1, 2005.

See Notes to Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

Period from July 1, 1998 (date of inception) to June 30, 2006

					Deferred
				Deficit	Compensation
				Accumulated	Related to	Total
	Common Stock		Capital	During the	Issuance of	Stockholders'
	Number of		in Excess	Development	Options and	Equity
	Shares	Amount	of Par	Stage	Warrants	(Deficiency)
Common stock outstanding	2,000,462	$20,005	$(20,005)	—	—	—
Contribution of capital	—	85,179	—	—	—	$85,179
Issuance of common stock in reverse merger on January 22, 1999 at $0.01 per share	3,400,000	34,000	(34,000)	—	—	—
Issuance of common stock for cash on May 21, 1999 for $2.63437 per share	759,194	7,592	1,988,390	—	—	1,995,982
Issuance of common stock for placement fees on May 21, 1999 at $0.01 per share	53,144	531	(531)	—	—	—
Net loss	—	—	—	$(1,168,995)	—	(1,168,995)
Balance at June 30, 1999	6,212,800	62,128	2,019,033	(1,168,995)	—	912,166
Issuance of common stock for cash on January 26, 2000 for $2.867647 per share	17,436	174	49,826	—	—	50,000
Issuance of common stock for cash on January 31, 2000 for $2.87875 per share	34,737	347	99,653	—	—	100,000
Issuance of common stock for cash on February 4, 2000 for $2.924582 per share	85,191	852	249,148	—	—	250,000
Issuance of common stock for cash on March 15, 2000 for $2.527875 per share	51,428	514	129,486	—	—	130,000
Issuance of common stock for cash on June 22, 2000 for $1.50 per share	1,471,700	14,718	2,192,833	—	—	2,207,551
Commissions, legal and bank fees associated with issuances for the year ended June 30, 2000	—	—	(260,595)	—	—	(260,595)
Fair market value of options and warrants granted and vested during the year ended June 30, 2000	—	—	1,656,659	—	$(180,732)	1,475,927
Net loss	—	—	—	(3,346,491)	—	(3,346,491)
Balance at June 30, 2000	7,873,292	78,733	6,136,043	(4,515,486)	(180,732)	1,518,558

Prior year amounts have been adjusted for adoption of FAS 123R on July 1, 2005.

(continued)

See Notes to Consolidated Financial Statements

					Deferred
				Deficit	Compensation
				Accumulated	Related to	Total
	Common Stock		Capital	During the	Issuance of	Stockholders'
	Number of		in Excess	Development	Options and	Equity
	Shares	Amount	of Par	Stage	Warrants	(Deficiency)

Fair market value of options and warrants granted and vested during the year ended June 30, 2001	—	—	$392,182	—	$(83,563)	$308,619
Net loss	—	—	—	$(2,033,890)	—	(2,033,890)
Balance at June 30, 2001	7,873,292	$78,733	6,528,225	(6,549,376)	(264,295)	(206,713
Issuance of common stock and warrants for cash from November 30, 2001 through April 17, 2002 at $1.75 per unit	3,701,430	37,014	6,440,486	—	—	6,477,500
Issuance of common stock and warrants associated with bridge loan conversion on December 3, 2001	305,323	3,053	531,263	—	—	534,316
Commissions, legal and bank fees associated with issuances for the year ended June 30, 2002	—	—	(846,444)	—	—	(846,444)
Fair market value of options and warrants granted and vested during the year ended June 30, 2002	—	—	1,644,913	—	203,813	1,848,726
Net loss	—	—	—	(3,021,709)	—	(3,021,709)
Balance at June 30, 2002	11,880,045	118,800	14,298,443	(9,571,085)	(60,482)	4,785,676
Fair market value of options and warrants granted and vested during the year ended June 30, 2003	—	—	788,360	—	60,482	848,842
Net loss	—	—	—	(2,778,004)	—	(2,778,004)
Balance at June 30, 2003	11,880,045	118,800	15,086,803	(12,349,089)	—	2,856,514
Issuance of common stock and warrants for cash from January 15, 2004 through February 12, 2004 at $2.37 per unit	1,536,922	15,369	3,627,131	—	—	3,642,500
Allocation of proceeds to warrants	—	—	(2,099,090)			(2,099,090)
Reclassification of warrants	—	—	1,913,463	—	—	1,913,463
Commissions, legal and bank fees associated with issuances from January 15, 2004 through February 12, 2004	—	—	(378,624)	—	—	(378,624)

Prior year amounts have been adjusted for adoption of FAS 123R on July 1, 2005.

(continued)

See Notes to Consolidated Financial Statements

					Deferred
				Deficit	Compensation
				Accumulated	Related to	Total
	Common Stock		Capital	During the	Issuance of	Stockholders'
	Number of		in Excess	Development	Options and	Equity
	Shares	Amount	of Par	Stage	Warrants	(Deficiency)
Fair market value of options and warrants vested during the year ended June 30, 2004	—	—	$1,826,514	—	—	$1,826,514
Options and warrants exercised during the year ended June 30, 2004 at exercise prices ranging from $1.00 - $3.25	370,283	$3,704	692,945	—	—	696,649
Net loss	—	—	—	$(3,726,951)	—	(3,726,951)
Balance at June 30, 2004	13,787,250	137,873	20,669,142	(16,076,040)	—	4,730,975
Issuance of common stock and warrants for cash on May 9, 2005 at $2.11 per unit	1,595,651	15,957	3,350,872	—	—	3,366,829
Allocation of proceeds to warrants	—	—	(1,715,347)	—	—	(1,715,347)
Reclassification of warrants	—	—	1,579,715	—	—	1,579,715
Commissions, legal and bank fees associated with issuance on May 9, 2005	—	—	(428,863)	—	—	(428,863)
Fair market value of options and warrants vested during the year ended June 30, 2005	—	—	974,235	—	—	974,235
Options and warrants exercised during the year ended June 30, 2005 at exercise prices ranging from $1.50 - $3.25	84,487	844	60,281	—	—	61,125
Net loss	—	—	—	(2,978,918)	—	(2,978,918)
Balance at June 30, 2005	15,467,388	154,674	24,490,035	(19,054,958)	—	5,589,751
Fair market value of options and warrants vested during the year ended June 30, 2006 -	—	—	677,000	—	—	677,000
Warrants exercised during the year ended June 30, 2006 at an exercise price of $0.01	10,000	100	—	—	—	100
Net loss	—	—	—	(3,314,885)	—	(3,314,885)
Balance at June 30, 2006	15,477,388	$154,774	$25,167,035	$(22,369,843)	—	$2,951,966

Prior year amounts have been adjusted for adoption of FAS 123R on July 1, 2005.

See Notes to Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(a development stage company)

CONSOLIDATED STATEMENT OF CASH FLOWS

				Cumulative
	Year ended June 30,			Amounts from
	2006	2005	2004	Inception
Cash flows from operating activities:
Net loss	$(3,314,885)	$(2,978,918)	$(3,726,951)	$(22,369,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash capital contribution	—	—	—	85,179
Noncash conversion of accrued expenses into equity	—	—	—	131,250
Noncash income related to change in fair value of warrant liability	—	(135,632)	(185,627)	(321,259)
Issuance of common stock and warrants for interest	—	—		9,316
Issuance of stock options and warrants for services	677,000	974,235	1,826,514	7,828,613
Depreciation and amortization	40,112	43,719	30,424	197,669
(Increase) decrease in operating assets:
Prepaid expenses and other current assets	16,960	(62,577)	91,568	(139,584)
Security deposit	—	—	—	(7,187)
Increase (decrease) in operating liabilities:
Accounts payable	(139,874)	148,561	12,872	77,695
Accrued expenses	149,882	(107,624)	24,466	329,884
Deferred revenue	8,334	—	33,333	41,667
Other liability	32,082	2,336	—	34,418
Net cash used in operating activities	(2,530,389)	(2,115,900)	(1,893,401)	(14,102,182)
Cash flows from investing activities:
Patent costs	(792,069)	(531,988)	(346,092)	(2,249,855)
Redemption (purchase) of investments, net	3,339,395	(239,621)	(1,850,479)	(850,000)
Purchase of property and equipment	—	(5,972)	(4,235)	(167,928)
Net cash used in investing activities	2,547,326	(777,581)	(2,200,806)	(3,267,783)
Cash flows from financing activities:
Proceeds from grant	9,578	—	—	99,728
Proceeds from issuance of bridge notes	—	—	—	525,000
Proceeds from issuance of common stock and warrants, net and exercise of warrants and options	100	2,999,091	3,960,525	17,063,710
Cash provided by financing activities	9,678	2,999,091	3,960,525	17,688,438
Net increase (decrease) in cash and cash equivalents	26,615	105,610	(133,682)	318,473
Cash and cash equivalents at beginning of period	291,858	186,248	319,930	—
Cash and cash equivalents at end of period	$318,473	$291,858	$186,248	$318,473
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—	$—	$22,317
Supplemental schedule of noncash financing activity:
Conversion of bridge notes into stock	$—	$—	$—	$534,316

Prior year amounts have been adjusted for adoption of FAS 123R on July 1, 2005.

See Notes to Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1              PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements include the accounts of Senesco Technologies, Inc. (“ST”) and its wholly owned subsidiary, Senesco, Inc. (“SI”) (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company is a development stage biotechnology company whose mission is to develop novel approaches to treat programmed cell death diseases in humans (apoptosis) and cancer, and to enhance the quality and productivity of fruits, flowers, vegetables and agronomic crops through the control of cell death in plants (senescence).

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

On January 21, 1999, Nava Leisure USA, Inc. (“Nava”), an Idaho corporation and the predecessor registrant to the Company, effected a one-for-three reverse stock split, restating the number of shares of common stock outstanding from 3,000,025 to 1,000,231. In addition, the number of authorized common stock was decreased from 50,000,000 shares, $.0005 par value, to 16,666,667 shares, $.0015 par value (the “Common Stock”).

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

Cash equivalents consist of investments which are readily convertible into cash with original maturities of three months or less. The Company maintains its cash in money market and bank deposit accounts which, at times, may exceed federally insured limits. The Company believes that there is no significant credit risk with respect to these accounts.

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

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the assets’ useful lives or the remaining term of the lease.

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

If the Company’s review determines that the future discounted cash flows related to these assets will not be sufficient to recover their carrying value, the Company will reduce the carrying values of the assets down to its estimate of fair value and continue amortizing them over their remaining useful lives.  To date, the Company has not recorded any impairment of intangible assets.

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

As further discussed in Note 6, the Company adopted FAS No. 123R, “Share-Based Payment” (“FAS No. 123R”) effective July 1, 2005 using the modified-retrospective method. The adoption of this standard requires the recognition of stock-based compensation expense in the consolidated financial statements. Prior to July 1, 2005, the Company followed Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and

related interpretations. In accordance with APB No. 25, no stock-based compensation expense had been recognized related to the Company’s stock options granted to employees and directors, as all options had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with the modified-retrospective method, the Company adjusted previously reported results to reflect the effect of expensing those stock options. The cumulative adjustment associated with the adoption of the modified-retrospective method increased capital in excess of par and deficit accumulated during the development stage by $4,291,051 as of June 30, 2005.

Loss per common share is computed by dividing the loss by the weighted-average number of common shares outstanding during the period. Shares to be issued upon the exercise of the outstanding options and warrants aggregating 8,296,591 and 8,015,591 as of June 30, 2006 and 2005, respectively, are not included in the computation of loss per share as their effect is anti-dilutive.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effects, if any, that FIN 48 will have on its consolidated financial position or results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

As shown in the accompanying financial statements, the Company has a history of losses with a deficit accumulated during the development stage from inception through June 30, 2006 of $22,369,843.  This condition could require the Company to obtain additional capital in order to maintain its operations.  As discussed in Note 14, the Company has obtained additional financing, which management believes will enable the Company to maintain its operations.

2.         INVESTMENTS:

At June 30, 2006 and 2005, the amortized cost basis, aggregate fair value, gross unrealized gains and maturity by majority security type were as follows:

	Gross
	Unrealized	Aggregate	Amortized
	Gain / (Loss)	Fair Value	Cost Basis

June 30, 2006
Held-to-maturity securities:
Corporate debt securities (maturing within one year)	$-0-	$850,000	$850,000

June 30, 2005

Held-to-maturity securities:
Debt securities issued by United
States (maturing within two years)	$(6,353)	$2,052,659	$2,059,012
Corporate debt securities (maturing within one year)	(6,373)	2,124,010	2,130,383
	$(12,726)	$4,176,669	$4,189,395

Realized gains and losses are determined based on the specific-identification method.

3              PREPAID EXPENSES AND OTHER CURRENT ASSETS:

The following are included in prepaid expenses and other current assets at:

	June 30,
	2006	2005
Prepaid license fee	$45,833	$45,833
Prepaid insurance	34,800	50,143
Prepaid research	19,635	25,283
Accrued legal	13,391	—
Prepaid other	25,925	35,285
	$139,584	$156,544

4.                                      PROPERTY AND EQUIPMENT:

Property and equipment, at cost, consists of the following at:

	June 30,		Estimated
	2006	2005	Useful Life
Company Web site	$26,500	$26,500	3 years
Equipment	38,872	47,366	4 years
Furniture and fixtures	67,674	67,674	7 years
Leasehold improvements	—	7,233	5 years
	133,046	148,773
Accumulated depreciation and amortization	(122,728)	(118,735)
	$10,318	$30,038

Depreciation and amortization expense aggregated $19,720, $27,636, $27,736 and $157,610 for the years ended June 30, 2006, 2005, 2004, and cumulatively from inception through June 30, 2006, respectively.

5.         INTANGIBLE ASSETS:

Intangible assets, at cost, consists of the following at:

	June 30,
	2006	2005
Patents approved	$379,371	$327,547
Patents pending	1,870,484	1,130,239
	$2,249,855	1,457,786
Accumulated amortization	(40,059)	(19,667)
	$2,209,796	$1,438,119

Amortization expense amounted to $20,392, $16,083, $2,688 and $40,059 for the years ended June 30, 2006, 2005, 2004, and cumulatively from inception through June 30, 2006, respectively.

Estimated amortization expense for the next five years is as follows:

Year ending June 30,
2007	$23,000
2008	23,000
2009	23,000
2010	23,000
2011	23,000

6.             ACCRUED EXPENSES:

The following are included in accrued expenses at:

	June 30,
	2006	2005
Accrued research	$228,265	$55,000
Accrued accounting	40,000	53,836
Accrued patent costs	28,202	46,541
Accrued legal	33,417	19,827
Accrued other	—	4,798
	$329,884	$180,002

7.             STOCKHOLDERS’ EQUITY:

In February 2004, the Company completed a private placement to certain accredited investovnrs (the “2004 Accredited Investor Private Placement”) for an aggregate amount of 1,536,922 shares of Common Stock and warrants to purchase 768,459 shares of Common Stock for the aggregate cash consideration of $3,642,500. The 2004 Accredited Investor Private Placement offered units of one share of Common Stock and a five-year warrant to purchase 0.50 shares of Common Stock at a price equal to $2.37 per unit. The warrants were issued at an exercise price equal to $3.79 per share, with such warrants vesting on the date of grant. The costs associated with the 2004 Accredited Investor Private Placement totaled $378,624. The Company did not engage a placement agent for the sale of such securities.

Two directors of the Company participated in the 2004 Accredited Investor Private Placement. Specifically, such directors of the Company purchased, in the aggregate, 63,292 shares of Restricted Common Stock on the same terms and conditions as all purchasers hereunder.

On March 17, 2004, the Company filed a registration statement with the SEC on Form S-3 to register all of the shares and the shares underlying the warrants acquired by the purchasers and finders (see below) in the 2004 Accredited Investor Private Placement. The registration statement was declared effective by the SEC on May 14, 2004, and remained in effect until February 2, 2006.

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

Sands Brothers and Stanford Group Company acted as co-managing finders of the 2004 Accredited Investor Private Placement, and certain consultants to the Company provided financial advisory services in connection with the 2004 Accredited Investor Private Placement. As consideration for their services to the Company, such finders were issued warrants to purchase an aggregate of 73,682 shares of Common Stock, on the same terms and conditions as the warrants issued to the purchasers in the 2004 Accredited Investor Private Placement.

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

The fair value of each stock option granted has been determined using the Black-Scholes model.  The material factors incorporated in the Black-Scholes model in estimating the value of the options reflected in the above table include the following:

	Year Ended June 30,
	2006	2005	2004
Estimated life in years	6-10	10	10
Risk-free interest rate (1)	42%-4.5%	4.2%	3.3%-4.3%
Volatility	70%-148%	111%-148%	148%
Dividend paid	None	None	None

(1)           represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term.

The ultimate values of the options will depend on the future price of the Company’s Common Stock, which cannot be forecast with reasonable accuracy.

Stock option activity under the Plan is summarized as follows:

		Weighted-average
	Shares	Exercise Price
Options outstanding at July 1, 2003	1,781,000	$2.56
Granted	215,000	$3.15
Exercised	(67,500)	$1.85
Expired	(50,000)	$2.80
Options outstanding at June 30, 2004	1,878,500	$2.64
Granted	295,500	$3.45
Exercised	(22,500)	$2.05
Expired	(40,000)	$3.85
Options outstanding at June 30, 2005	2,111,500	$2.74
Granted	318,000	$1.40
Exercised	—	—
Expired	(3,000)	$3.48
Options outstanding at June 30, 2006	2,426,500	$2.56
Options exercisable at June 30, 2004	1,536,000	$2.67
Options exercisable at June 30, 2005	1,834,508	$2.68
Options exercisable at June 30, 2006	2,181,337	$2.64
Weighted-average fair value of options granted during the year ended June 30, 2004		$3.10
Weighted-average fair value of options granted during the year ended June 30, 2005		$3.23
Weighted-average fair value of options granted during the year ended June 30, 2006		$0.92

Non-vested stock option activity under the Plan is summarized as follows:

		Weighted-average
	Number of	Grant-Date
	Options	Fair Value
Non-vested stock options at July 1, 2003	442,500	$1.90
Granted	215,000	$3.10
Vested	(315,000)	$2.37
Forfeited	—	—
Non-vested stock options at June 30, 2004	342,500	$2.46
Granted	295,500	$3.23
Vested	(361,008)	$2.69
Forfeited	—	—
Non-vested stock options at June 30, 2005	276,992	$2.98
Granted	318,000	$0.92
Vested	(349,162)	$2.05
Forfeited	(667)	$3.23
Non-vested stock options at June 30, 2006	245,163	$1.47

The following table summarizes information about stock options outstanding at June 30, 2006:

		Options Outstanding		Options Exercisable
		Weighted-average	Weighted-		Weighted-
	Number	Remaining	average	Number	average
Ranges of	Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Exercise Prices	June 30, 2006	Life (Years)	Price	June 30, 2006	Price
$1.40 - $1.65	415,500	8.50	$1.43	228,500	$1.46
$2.05 - $2.35	1,032,500	5.70	$2.12	1,032,500	$2.12
$3.15 - $4.00	978,500	6.20	$3.51	920,337	$3.51
$1.40 - $4.00	2,426,500	6.40	$2.56	2,181,337	$2.64

As of June 30, 2006, the aggregate intrinsic value of stock options outstanding was $165,540, with a weighted-average remaining term of 6.3 years.  The aggregate intrinsic value of stock options exercisable at that same date was $85,130, with a weighted-average remaining term of 6.0 years.  As of June 30, 2006, the Company has 483,500 shares available for future stock option grants.

As of June 30, 2006, total compensation expense not yet recognized related to stock option grants amounted to $213,372, which will be recognized over the next 18 months.

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

The following table represents warrants outstanding as of:

	June 30,
Exercise Price	2006	2005
$7.00	10,000	10,000
3.79	842,141	842,141
3.59	237,600	237,600
3.50	280,000	280,000
3.45	15,000	15,000
3.38	965,380	965,380
3.25	1,779,203	1,779,203
3.19	—	29,000
3.15	20,000	20,000
2.35	15,000	15,000
2.15	110,000	110,000
2.00	1,570,767	1,570,767
1.40	5,000	—
0.01	10,000	20,000
	5,860,091	5,894,091

As of June 30, 2006, 5,851,758 of the above warrants are exercisable expiring at various dates through 2015.  At June 30, 2006, the weighted-average exercise price on the above warrants was $3.02.

The following stock-based compensation expense of $677,000, $974,235, $1,826,514 and $7,828,613 was recognized for the years ended June 30, 2006, 2005, 2004 and cumulatively from inception through June 30, 2006, respectively:

	Year Ended June 30,			Cumulative
	2006	2005	2004	From Inception
General and administrative expenses	$488,000	$691,843	$1,657,695	$6,627,093
Research and development expenses	189,000	282,392	168,819	1,201,520
Total stock-based compensation expense	$677,000	$974,235	$1,826,514	$7,828,613
Basic and diluted loss per common share	$.04	$.07	$.14

8.             INCOME TAXES:

The Company files a consolidated federal income tax return. The subsidiary files separate state and local income tax returns.

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Year ended June 30,	2006	2005	2004
Federal statutory rate	(34)%	(34)%	(34)%
Increase in valuation allowance	34	34	34
	-0-%	-0-%	-0-%

The deferred income tax asset consists of the following at:

	June 30,
	2006	2005
Deferred tax asset:
Net operating loss carryforward	$5,489,000	$4,355,000
Valuation allowance	(5,489,000)	(4,355,000)
	$-0-	$-0-

In December 2004 and 2003, the Company sold its entire state net operating losses for the years ended June 30, 2003 and 2002, and received net proceeds of $153,160 and $91,448, respectively.

At June 30, 2006, the Company has federal and state net operating loss carryforwards of approximately $14,329,000 and $6,859,000, respectively, available to offset future taxable income expiring on various dates through 2026.

9.             COMMITMENTS:

Effective September 1, 1998, the Company entered into a three-year research and development agreement, which has subsequently been renewed, with a university that a researcher, who is an officer, director and stockholder of the Company, is affiliated with. Pursuant to the agreement, the university provides research and development under the direction of the researcher and the Company. The agreement is renewable annually by the Company which has the right of termination upon 30 days’ advance written notice. Effective September 1, 2004, the Company extended the research and development agreement for an additional two-year period through August 31, 2006, in the amount of Can $1,529,430 or approximately U.S. $1,337,000. Effective September 1, 2006, the Company extended the research and development agreement for an additional one-year period through August 31, 2007, in the amount of Can $631,050, or approximately U.S. $566,000. Research and development expenses under this agreement for the years ended June 30, 2006, 2005 and 2004 aggregated U.S. $692,982, U.S. $628,341 and U.S. $560,308, respectively, and U.S. $3,327,835 for the cumulative period through June 30, 2006. Future obligations to be paid under the agreement through August 31, 2007 equal approximately $681,000.

Effective May 1, 1999, the Company entered into a consulting agreement for research and development with such researcher. Effective January 1, 2003 and 2005, the agreement was amended to provide for an increase in the monthly payments from $3,000 to $5,000, and $5,000 to $5,200, respectively. The agreement was automatically renewed for an additional three-year term through June 30, 2007. Future obligations to be paid under the agreement equal $62,400. The Company has employment agreements with certain employees, all of whom are also stockholders of the Company.  These agreements provide for a base compensation and additional amounts, as defined.  The agreements expire between January 2006 and October 2007.  Future base compensation to be paid through October 2007 under the agreements as of June 30, 2006 is $624,150.

The Company is obligated under a noncancelable operating lease of office space expiring on May 31, 2011.  The aggregate minimum future payments, subject to certain escalations, is payable as follows:

Year ending June 30,
2007	$76,684
2008	77,596
2009	78,508
2010	79,420
2011	73,568
$385,776

Rent expense charged to operations aggregated $86,849, $47,759, 39,608 and $417,335 for the years ended June 30, 2006, 2005, 2004, and from inception through June 30, 2006, respectively.

The lease provides for scheduled increases in base rent.  Rent expense is charged to operations ratably over the term of the lease, which results in deferred rent payable and represents the cumulative rent expense charged to operations from inception of the lease in excess of the required lease payments.

10.          JOINT VENTURE:

On May 14, 1999, the Company entered into a joint venture agreement (“Joint Venture”) with an Israeli partnership that is engaged in the worldwide marketing of tissue culture plants. The purpose of the Joint Venture is to develop enhanced banana plants which will result in banana fruit with improved consumer- and grower-driven traits. The Joint Venture is owned 50% by the Company and 50% by the Israeli partnership. For the period from inception on May 14, 1999 to June 30, 2005, the Joint Venture has had no revenue, expenses, assets or liabilities. The Company’s portion of the Joint Venture’s expenses approximated $121,832 and $67,700 for the years ended June 30, 2006 and 2005, respectively, and is included in research and development expenses.

In July 1999, the Joint Venture applied for and received a conditional grant from the Israel - United States Binational Research and Development Foundation (the “BIRD Foundation”).  This agreement, as amended, allowed the Joint Venture to receive $340,000 over a five-year period ending May 31, 2004.  Grants received from the BIRD Foundation will be paid back only upon the commercial success of the Joint Venture’s technology, as defined.  The Company has received a total of $99,728, of which $9,578 was received during the year ended June 30, 2006 and none was received during the year ended June 30, 2005.

11.          LICENSE AND DEVELOPMENT AGREEMENTS:

In June 2002, the Company entered into a three-year exclusive worldwide development and option agreement with ArborGen, (“ArborGen”) (the “Agreement”) to develop the Company’s technology in certain species of trees.  In July 2002, the Company received an initial fee.  In November 2004 and January 2006, the Company received  milestone payments.  The Agreement also granted ArborGen an option to acquire an exclusive worldwide license to commercialize the Company’s technology in various forestry products, which ArborGen exercised in June 2006.

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

On March 8, 2004, the Company entered into a Development and License Agreement with The Scotts Company (the “Scotts Agreement”), which will enable the two companies to incorporate the Company’s proprietary Factor 5A and DHS technology into a variety of garden plants, bedding plants and turfgrasses.  The Scotts Agreement provides for an upfront payment upon execution of the Scotts Agreement, milestone payments and a one-time fee, as well as royalty payments, upon commercial introduction.  Pursuant to the terms of the Scotts Agreement and in conjunction with SAB No. 104, the Company is amortizing the upfront and milestone payments over the term of the estimated development period of the Agreement.  As of June 30, 2006, the amount of deferred revenue is $41,667.

On October 18, 2004, the Company entered into a license agreement with the Broin Companies (“Broin”) to license the Company’s proprietary gene technology to Broin to improve aspects of Broin’s ethanol production capabilities.  The Company will receive an annual payment for each Broin facility that incorporates the Company’s technology.

12.          VALUATION AND QUALIFYING ACCOUNTS:

	Years Ended June 30, 2006, 2005, and 2004
	Balance at	Additions
	Beginning of	Charged	Balance at
	Year	to Expense(*)	Deductions	End of Year
Year ended June 30, 2006:
Valuation allowance – deferred tax asset	$4,355,000	$1,134,000	$0	$5,489,000
Year ended June 30, 2005:
Valuation allowance – deferred tax asset	$3,630,000	$725,000	$0	$4,355,000
Year ended June 30, 2004:
Valuation allowance – deferred tax asset	$2,856,000	$774,000	$0	$3,630,000

(*) Offset to tax benefit of net operation losses.

13.      QUARTERLY FINANCIAL DATA (UNAUDITED) :

	Year Ended June 30, 2006
Quarter Ended	September 30	December 31	March 31	June 30

Revenue	$12,500	$12,500	$35,416	$6,250
Total operating expenses	941,990	954,181	777,447	812,389
Loss from operations	(929,490)	(941,681)	(742,031)	(806,139)
Other income, net	32,368	27,672	24,610	19,806
Net loss	$(897,122)	$(914,009)	$(717,421)	$(786,333)
Basic and diluted net loss per common share	$(0.06)	$(0.06)	$(0.04)	$(0.05)
Basic and diluted weighted-average number of common shares outstanding	15,467,388	15,467,388	15,467,388	15,477,388

	Year Ended June 30, 2005
Quarter Ended	September 30	December 31	March 31	June 30

Revenue	$12,498	$87,502	$12,500	$12,500
Total operating expenses	743,987	895,743	934,527	872,480
Loss from operations	(731,489)	(808,241)	(922,027)	(859,980)
Other income, net	7,868	163,011	13,127	158,813
Net loss	$(723,621)	$(645,230)	$(908,900)	$(701,167)
Basic and diluted net loss per common share	$(0.05)	$(0.05)	$(0.06)	$(0.05)
Basic and diluted weighted-average number of common shares outstanding	13,787,848	13,802,357	13,827,151	14,801,072

14.            SUBSEQUENT EVENTS:

On October 11, 2006, the Company completed a private placement to certain members of the Company’s board of directors institutional and accredited investors (the “Private Placement”) for an aggregate amount of 1,986,306 shares of Common Stock and warrants to purchase 993,153 shares of Common Stock for the aggregate cash consideration of $2,249,491.  The Private Placement offered units of one share of Common Stock and a five-year warrant to purchase 0.50 shares of Common Stock at a price equal to $1.1325 per unit.  The warrants were issued at an exercise price equal to $1.18 per share, with such warrants vesting on the date of grant but not exercisable for a six-month period from the date of closing.  The estimated costs associated with the Private Placement totaled approximately $200,000.  In addition, the Company entered into a Registration Rights Agreement with these purchasers.  The Registration Rights Agreement requires the Company to file a registration statement for the shares within 30 days of the closing date (the “Filing Date”) and to have such registration statement declared effective within 120 days of the closing date (the “Effective Date”).  If the Company fails to file a registration statement on or before the Filing Date, it is required to pay to each purchaser in the Private Placement 1.0% of the aggregate purchase price for each 30 day period that such registration statement has not been filed.  If the registration statement is not declared effective on or before the Effective Date, the Company is required to pay to each Purchaser in the Private Placement 2.0% of the aggregate purchase price paid by such purchaser for the first thirty day period following the Effective Date and 1.0% for each thirty day period thereafter, with all payments subject to a maximum of 10.0% of the purchase price.

H.C. Wainwright and Co., Inc., (“Wainwright”), acted as the placement agent for the Private Placement.  As consideration for their services to the Company, Wainwright was issued a five-year warrant to puchase 139,041 shares of Common Stock, at a strike price equal to $1.07.  Such warrant is immediately exercisable.

On October 11, 2006, the Company entered into a three-year non-exclusive financial advisory agreement with Stanford Group Company (“Stanford”).  As compensation under the agreement, previously issued warrants that were purchased by Stanford and as affiliates on a private placement were amended.  The original exercise prices on 1,500,000 warrants, 750,000 of which had an exercise price of $3.25 and 750,000 of which had an exercise price of $2.00, were reduced to $2.00 and $1.50, respectively.  Additionally, the original expiration dates of December 2006 and January 2007 were each extended for a three-year period through December 2009 and January 2010, respectively.  Stock-based compensation on the amount of approximately $1,100,000 related to the amendment of such warrants will be recorded during the three-month period ended December 31, 2006.  The agreement may be terminated by either party upon sixty days written notice.  Stanford was also granted piggyback registration rights in connection with the shares underlying the warrants.