Form 10-Q
period 2006-09-30
SENESCO TECHNOLOGIES INC
filed 2006-11-03
CIK 1035354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes: ☐                                                                                     No: ☒

As of October 31, 2006, 17,473,694 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS as of September 30, 2006 and June 30, 2006

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS For the Three Months Ended September 30, 2006 and 2005, and From Inception on July 1, 1998 through September 30, 2006

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY From Inception on July 1, 1998 through September 30, 2006

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three Months Ended September 30, 2006 and 2005, and From Inception on July 1, 1998 through September 30, 2006

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Liquidity and Capital Resources

Changes to Critical Accounting Policies and Estimates

Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk

	Item 4.	Controls and Procedures

PART II.		OTHER INFORMATION

	Item 1A.	Risk Factors

	Item 6.	Exhibits

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

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2006	2006
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$355,384	$318,473
Short-term investments	400,000	850,000
Prepaid expenses and other current assets	137,582	139,584
Total Current Assets	892,966	1,308,057

Property and equipment, net	9,143	10,318
Intangibles, net	2,345,931	2,209,796
Security deposit	7,187	7,187
TOTAL ASSETS	$3,255,227	$3,535,358

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$105,561	$77,695
Accrued expenses	542,808	329,884
Deferred revenue	35,417	41,667
Total Current Liabilities	683,786	449,246

Grant payable	99,728	99,728
Other liability	33,112	34,418
TOTAL LIABILITIES	816,626	583,392

STOCKHOLDERS’ EQUITY:

Preferred stock, $0.01 par value; authorized 5,000,000 shares, no shares issued	—	—
Common stock, $0.01 par value; authorized 30,000,000 shares, issued and outstanding 15,487,388 and 15,477,388	154,874	154,774
Capital in excess of par	25,254,035	25,167,035
Deficit accumulated during the development stage	(22,970,308)	(22,369,843)
TOTAL STOCKHOLDERS’ EQUITY	2,438,601	2,951,966

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,255,227	$3,535,358

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	From Inception on July 1, 1998 through September 30,
	2006	2005	2006

Revenue	$81,250	$12,500	$499,583

Operating Expenses:
General and administrative	383,285	522,449	17,404,799
Research and development	309,348	419,541	7,294,196
Total Operating Expenses	692,633	941,990	24,698,995

Loss From Operations	(611,383)	(929,490)	(24,199,412)

Sale of state income tax loss	—	—	586,442
Other noncash income	—	—	321,259
Interest income, net	10,918	32,368	321,403
Net Loss	$(600,465)	$(897,122)	$(22,970,308)

Basic and Diluted Net Loss Per Common Share	$(0.04)	$(0.06)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	15,480,649	15,467,388

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FROM INCEPTION ON JULY 1, 1998 THROUGH SEPTEMBER 30, 2006

(unaudited)

	Common Stock		Capital in Excess of	Deficit Accumulated During the Development
	Shares	Amount	Par Value	Stage	Total

Common stock outstanding	2,000,462	$20,005	$(20,005)	—	—

Contribution of capital	—	—	85,179	—	$85,179

Issuance of common stock in reverse merger on January 22, 1999 at $0.01 per share	3,400,000	34,000	(34,000)	—	—

Issuance of common stock for cash on May 21, 1999 at $2.63437 per share	759,194	7,592	1,988,390	—	1,995,982

Issuance of common stock for placement fees on May 21, 1999 at $0.01 per share	53,144	531	(531)	—	—

Issuance of common stock for cash on January 26, 2000 at $2.867647 per share	17,436	174	49,826	—	50,000

Issuance of common stock for cash on January 31, 2000 at $2.87875 per share	34,737	347	99,653	—	100,000

Issuance of common stock for cash on February 4, 2000 at $2.934582 per share	85,191	852	249,148	—	250,000

Issuance of common stock for cash on March 15, 2000 at $2.527875 per share	51,428	514	129,486	—	130,000

Issuance of common stock for cash on June 22, 2000 at $1.50 per share	1,471,700	14,718	2,192,833	—	2,207,551

(continued)

See Notes to Condensed Consolidated Financial Statements.

	Common Stock		Capital in Excess of	Deficit Accumulated During the Development
	Shares	Amount	Par Value	Stage	Total

Commissions, legal and bank fees associated with issuances for the year ended June 30, 2000	—	—	$(260,595)	—	$(260,595)

Fair market value of options and warrants granted and vested during the year ended June 30, 2000	—	—	1,475,927	—	1,475,927

Fair market value of optionsand warrants granted and vested during the year ended June 30, 2001	—	—	308,619	—	308,619

Issuance of common stock and warrants for cash from November 30, 2001 through April 17, 2002 at $1.75 per unit	3,701,430	$37,014	6,440,486	—	6,477,500

Issuance of common stock and warrants associated with bridge loan conversion on December 3, 2001	305,323	3,053	531,263	—	534,316

Commissions, legal and bank fees associated with issuances for the year ended June 30, 2002	—	—	(846,444)	—	(846,444)

Fair market value of options and warrants granted and vested during the year ended June 30, 2002	—	—	1,848,726	—	1,848,726

Fair market value of options and warrants granted and vested during the year ended June 30, 2003	—	—	848,842	—	848,842

(continued)

See Notes to Condensed Consolidated Financial Statements.

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage	Total
Issuance of common stock and warrants for cash from January 15, 2004 through February 12, 2004 at $2.37 per unit	1,536,922	$15,369	$3,627,131	—	$3,642,500

Allocation of proceeds to warrants	—	—	(2,099,090)	—	(2,099,090)

Reclassification of warrants	—	—	1,913,463	—	1,913,463

Commissions, legal and bank fees associated with issuances for the year ended June 30, 2004	—	—	(378,624)	—	(378,624)

Fair market value of options and warrants granted and vested during the year ended June 30, 2004	—	—	1,826,469	—	1,826,469

Options and warrants exercised during the year ended June 30, 2004 at exercise prices ranging from $1.00 - $3.25	370,283	3,704	692,945	—	696,649

Issuance of common stock and warrants for cash on May 9, 2005 at $2.11 per unit	1,595,651	15,957	3,350,872	—	3,366,829

Allocation of proceeds to warrants	—	—	(1,715,347)	—	(1,715,347)

Reclassification of warrants	—	—	1,579,715	—	1,579,715

Commissions, legal and bank fees associated with issuance on May 9, 2005	—	—	(428,863)	—	(428,863)

(continued)

	Common Stock		Capital in Excess of	Deficit Accumulated During the Development
	Shares	Amount	Par Value	Stage	Total
Options and warrants exercised during the year ended June 30, 2005 at exercise prices ranging from $1.50 to $3.25	84,487	$844	$60,281	—	$61,125

Fair market value of options and warrants vested during the year ended June 30, 2005	—	—	974,235	—	974,235

Fair market value of options and warrants granted and vested during the year ended June 30, 2006.	—	—	677,000	—	677,000

Warrants exercised during the year ended June 30, 2006 at an exercise price of $0.01	10,000	100	—	—	100

Fair market value of options andwarrants vested during the three months ended September 30, 2006	—	—	87,000	—	87,000

Warrants exercised during the three months ended September 30, 2006 at an exercise price of $0.01	10,000	100	—	—	100

Net loss	—	—	—	$(22,970,308)	(22,970,308)

Balance at September 30, 2006	15,487,388	$154,874	$25,254,035	$(22,970,308)	$2,438,601

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended September 30,		From Inception on July 1, 1998 through September 30,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(600,465)	$(897,122)	$(22,970,308)
Adjustments to reconcile net lossto net cash used in operating activities:
Noncash capital contribution	—	—	85,179
Noncash conversion of accrued expenses into equity	—	—	131,250
Noncash income related to change in fair value of warrant liability	—	—	(321,259)
Issuance of common stock and warrants for interest	—	—	9,316
Fair value of stock options and warrants issued for services	87,000	240,559	7,915,613
Depreciation and amortization	7,101	9,751	204,770
(Increase) decrease in operating assets:
Prepaid expense and other current assets	2,002	26,660	(137,582)
Security deposit	—	—	(7,187)
Increase (decrease) in operating liabilities:
Accounts payable	27,866	(77,950)	105,561
Accrued expenses	212,924	93,814	542,808
Deferred revenue	(6,250)	(12,500)	35,417
Other liability	(1,306)	8,021	33,112
Net cash used in operating activities	(271,128)	(608,767)	(14,373,310)

Cash flows from investing activities:
Patent costs	(142,061)	(157,848)	(2,391,916)
Redemption (purchase) of investments, net	450,000	1,059,040	(400,000)
Purchase of property and equipment	—	—	(167,928)
Net cash provided by (used in) investing activities	307,939	901,192	(2,959,844)

Cash flows from financing activities:
Proceeds from grant	—	—	99,728
Proceeds from issuance of bridge notes	—	—	525,000
Proceeds from issuance of common stock	100	—	17,063,810
Net cash provided by financing activities	100	—	17,688,538

Net increase in cash and cash equivalents	36,911	292,425	355,384

Cash and cash equivalents at beginning of period	318,473	291,858	—

Cash and cash equivalents at end of period	$355,384	$584,283	$355,384

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—	$22,317

Supplemental schedule of noncash financing activity:
Conversion of bridge notes into stock	$—	$—	$534,316

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 - Basis of Presentation:

The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of September 30, 2006, the results of its operations for the three-month periods ended September 30, 2006 and 2005, cash flows for three-month periods ended September 30, 2006 and 2005, the results of its operations and cash flows for the period from inception on July 1, 1998 through September 30, 2006.

Interim results are not necessarily indicative of results for the full fiscal year.

Note 2 - Loss Per Share:

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  As of September 30, 2006 and 2005, shares to be issued upon the exercise of options and warrants aggregating 8,286,591 and 8,015,591 respectively, at an average exercise price of $2.89 and $2.94, respectively, are not included in the computation of diluted loss per share as the effect is anti-dilutive.

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

The fair value of each stock option granted has been determined using the Black-Scholes model.  The material factors incorporated in the Black-Scholes model in estimating the value of the options reflected in the above table include the following:

	Three Months Ended
	September 30,
	2006	2005
Estimated life in years	6-10	10
Risk-free interest rate (1)	4.2%-4.5%	4.2%
Volatility	70%-148%	111%-148%
Dividend paid	None	None

(1)           represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term.

The ultimate values of the options will depend on the future price of the Company’s Common Stock, which cannot be forecast with reasonable accuracy.

A summary of changes in the stock option plan for the three month period ended September 30, 2006 is as follows:

	Number of	Weighted-Average
	Options	Exercise Price
Outstanding at July 1, 2006	2,426,500	$2.56
Granted	—	—
Exercised	—	—
Canceled	—	—

Outstanding at September 30, 2006	2,426,500	$2.56

Exercisable at September 30, 2006	2,181,337	$2.64

A summary of changes to the non-vested stock options for the three month period ended September 30, 2006 is as follows:

Weighted-Average
	Number of	Grant-Date
	Options	Fair Value
Non-vested stock options at July 1, 2006	245,163	$1.47
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested stock options at September 30, 2006	245,163	$1.47

As of September 30, 2006, the aggregate intrinsic value of stock options outstanding was $0, with a weighted-average remaining term of 6.0 years.  The aggregate intrinsic value of stock options exercisable at that same date was $0, with a weighted-average remaining term of 5.6 years.  As of September 30, 2006, the Company has 483,500 shares available for future stock option grants.

As of September 30, 2006, total compensation expense not yet recognized related to stock option grants amounted to approximately $150,000, which will be recognized over the next 15 months.

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

Note 5 – Subsequent Events:

On October 11, 2006, the Company completed a private placement to certain members of the Company’s board of directors, institutional and accredited investors (the “Private Placement”) for an aggregate amount of 1,986,306 shares of common stock, $0.01 par value (the “Common Stock”) and warrants to purchase 993,153 shares of Common Stock for the aggregate cash consideration of $2,249,491.  The Private Placement offered units of one share of Common Stock and a five-year warrant to purchase 0.50 shares of Common Stock, at a price equal to $1.1325 per unit.  The warrants were issued at an exercise price equal to $1.18 per share, with such warrants vesting on the date of grant, but not exercisable for a six-month period from the date of closing.  The estimated costs associated with the Private Placement totaled approximately $200,000.  In addition, the Company entered into a Registration Rights Agreement with these purchasers.  The Registration Rights Agreement requires the Company to file a registration statement for the shares within 30 days of the closing date (the “Filing Date”), and to have such registration statement declared effective within 120 days of the closing date (the “Effective Date”).  If the Company fails to file a registration statement on or before the Filing Date, it is required to pay to each purchaser in the Private Placement 1.0% of the aggregate purchase price for each 30 day period that such registration statement has not been filed.  If the registration statement is not declared effective on or before the Effective Date, the Company is required to pay to each purchaser in the Private Placement 2.0% of the aggregate purchase price paid by such purchaser for the first thirty day period following the Effective Date and 1.0% for each thirty day period thereafter, with all payments subject to a maximum of 10.0% of the purchase price.

H.C. Wainwright and Co., Inc. (“Wainwright”) acted as the placement agent for the Private Placement.  As consideration for their services to the Company, Wainwright was issued a five-year warrant to purchase 139,041 shares of Common Stock, at a strike price equal to $1.07.  Such warrant is immediately exercisable.

On October 11, 2006, the Company entered into a three-year non-exclusive financial advisory agreement with Stanford Group Company (“Stanford”).  As compensation under the agreement, previously issued warrants that were purchased by Stanford and its affiliates in a private placement were amended.  The original exercise prices of the 1,500,000 shares of Common Stock underlying the warrants, 750,000 of which had an exercise price of $3.25 and 750,000 of which had an exercise price of $2.00, were reduced to $2.00 and $1.50, respectively.  Additionally, the original expiration dates of December 2006 and January 2007 were each extended for a three-year period through December 2009 and January 2010, respectively.  Stock-based compensation in the amount of approximately $700,000 related to the amendment of such warrants will be recorded during the period ended December 31, 2006. The agreement may be terminated by either party upon sixty days written notice.  Stanford was also granted piggyback registration rights in connection with the shares underlying the warrants.

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

Overview

Our Business

We are a development stage biotechnology company whose mission is to utilize its patented and patent-pending genes, primarily eucartyotic translation initiation Factor 5A, or Factor 5A, and deoxyhypusine synthase, or DHS, in human health applications, to:

•                  develop novel approaches to treat inflammatory and / or programmed cell death, referred to as apoptosis, related diseases in humans;

•                  develop novel approaches to treat cancer, a group of diseases in which apoptosis does not occur normally; and

Factor 5A, DHS and Lipase in agricultural applications to enhance the quality and productivity of fruits, flowers, vegetables and agronomic crops through the control of cell death, referred to as senescence, and growth in plants.

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

Certain human health results to date include:

•                  increasing the median survival by approximately 250% in an in-vivo model of mice injected with melanoma cancer cells;

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

•                  determining the expression of our genes in both ischemic and non-ischemic heart tissue, and correlating this expression to certain cytokines known to be involved in apoptosis; and

•                  reducing cytokine induced apoptosis in human optic nerve cell lines and in human epithelial cell lines of the intestine.

Inhibiting Apoptosis

Our research to date reveals that the DHS and Factor 5A genes may regulate apoptosis in human cells.  We believe that our Factor 5A technology may have potential application as a means for controlling a broad range of apoptotic diseases, both inflammatory / ischemic diseases and cancers. We have commenced preclinical in-vivo and in-vitro research to determine the ability of Factor 5A to regulate key execution genes, inflammatory cytokines, receptors, and transcription factors, which are implicated in numerous apoptotic diseases.

We believe that down-regulation of our proprietary Factor 5A gene may have potential application as a means for controlling a broad range of diseases that are attributable to premature apoptosis, ischemia, or inflammation. Apoptotic diseases include glaucoma, heart disease, and certain inflammatory diseases such as Crohn’s disease, sepsis and rheumatoid arthritis, among others.  We are engaged in preclinical research on a variety of these diseases. Using small inhibitory RNA’s, or siRNA’s, against the apoptosis isoform of Factor 5A to inhibit its expression, we have reduced pro-inflammatory cytokine formation and formation of receptors for liposolysaccharide, or LPS, interferon-gamma and TNF-alpha.  In-vitro experiments have shown that siRNA’s against Factor 5A protected human lamina cribrosa (optic nerve) and colon epithelial cells from TNF alpha induced apoptosis.  We have also determined that inhibiting the apoptosis isoform of Factor 5A down-regulates MAPK, NFkB and JAK1 and decreases the inflammatory cytokines formed through these pathways. Additionally, we have shown in a mouse study that our siRNA is comparable to a steroid and to a prescription anti-TNF drug in its ability to reduce cytokine response to LPS.  In-vivo mouse studies have shown that the siRNA against Factor 5A (i) protects thymocyte cells from apoptosis and decreases formation of myeloperoxidase, or MPO, TNF, MIP-1alpha, and IL-1 in the lungs of mice challenged with LPS; and (ii) increases the survival rate in which sepsis was induced by a lethal injection of LPS and reduced blood serum levels of inflammatory proteins, such as IL-1, IL-2, IL-6, IL-12, TNFa, IFNg and MIP-1a.  The siRNA’s against Factor 5A are currently being tested in several preclinical in-vivo inflammatory disease models. Other experiments utilizing siRNA to Factor 5A include inhibition of cell death, or apoptosis, during the processing of mouse pancreatic beta islet cells for transplantation, and the inhibition of viral replication in a human cell line infected with HIV-1.

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

Accelerating Apoptosis

In pre-clinical studies, we have also established that up-regulation of the apoptosis Factor 5A isoform induces cell death in cancer cells through both the p53 (intrinsic) and cell death receptor (extrinsic) apoptotic pathways. Tumors arise when cells that have been targeted by the immune system to undergo apoptosis are unable to do so because of an inability to activate the apoptotic pathways. Just as the senescence Factor 5A gene appears to facilitate expression of the entire suite of genes required for programmed cell death in plants, the apoptosis Factor 5A gene appears to regulate expression of a suite of genes required for programmed cell death in human cells. Because the Factor 5A gene appears to function at the initiation point of the apoptotic pathways, both intrinsic and extrinsic, we believe that our gene technology has potential application as a means of combating a broad range of cancers.  We have found, in in-vitro studies, that up-regulating the apoptosis isoform of Factor 5A results in: the up-regulation of p53, an important tumor suppressor gene that promotes apoptosis in cells with damaged DNA; inflammatory cytokine production; increased cell death receptor formation; and caspase activity.  These features, coupled with a simultaneous down-regulation Bcl-2, a suppressor of apoptosis, and telomerase, result in apoptosis of cancer cells.  In addition, in-vitro studies have shown that up-regulation of Factor 5A also down-regulates VEGF, a growth factor which allows tumors to develop additional vascularization needed for growth beyond a small mass of cells.

Human Health Research Program

Our human health research program, which has consisted of pre-clinical in-vitro and in-vivo experiments designed to assess the role and method of action of the Factor 5A genes in human diseases, is performed by third party researchers at our direction.

Our planned future pre-clinical research and development initiatives for human health include:

•                  Pancreatic Islets isolated for transplantation.  Future studies will be focused on methods of improving the transfection efficiency on pancreatic islet cells treated with the siRNA to Factor 5A prior to harvesting for processing.  Improving transfection efficiency may further increase the number of islet cells surviving the processing procedure and may allow for a greater yield of islet cells per donor.

•                  HIV-1.  We will continue in-vitro studies utilizing different siRNA delivery systems in order to increase the transfection efficiency of the siRNA to Factor 5A to determine further decreases in HIV replication and may seek animal models to test.

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

Together with our commercial partners, we are currently working with lettuce, turfgrass, tomato, canola, Arabidopsis (a model plant that is similar to canola), banana, alfalfa, and certain species of trees and bedding plants, and we have obtained proof of concept for enhanced shelf life, seed yield, biomass, and resistance to disease in several of these plants.  We have ongoing field trials of certain trees, lettuce and bananas with our respective partners.  The first round of lettuce field trials showed that our technology reduced browning in cut lettuce.  The first and second round of banana field trials have shown that our technology extends the shelf life of banana fruit by 100%.  In addition to the shelf life benefits, field trials conducted during the winter of 2004-2005 generated encouraging disease tolerance data, specific to Black Sigatoka (Black Leaf Streak Disease), for banana plants. Additional field trials for banana plants are planned for Black Sigatoka.  Commercialization by our partners may require a combination of traits in a crop, such as both shelf life and disease resistance, or other traits.  Our near-term research and development initiatives include modulating the expression of DHS and Factor 5A genes in these plants and propagation and phenotype testing of such plants.

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

Commercialization Strategy

In order to address the complexities associated with marketing and distribution in the worldwide market, we have adopted a multi-faceted commercialization strategy, in which we have entered into and plan to enter into additional licensing agreements or other strategic relationships with a variety of companies or other entities on a crop-by-crop basis.  We anticipate revenues from these relationships in the form of licensing fees and royalties from our partners, usage fees in the case of the agreement with the Broin Company, or sharing gross profits in the case of the joint venture with Rahan Meristem.  In addition, we anticipate payments from our partners upon our achievement of certain research and development benchmarks.  This commercialization strategy allows us to generate revenue at various stages of product development, while ensuring that our technology is incorporated into a wide variety of crops.  Our optimal partners combine the technological expertise to incorporate our technology into their product line along with the ability to successfully market the enhanced final product, thereby eliminating the need for us to develop and maintain a sales force.  Through September 30, 2006, we have entered into five license and development agreements and one joint venture with established agricultural biotechnology companies or, in the case of Broin, an established ethanol company.

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

The status of each of our projects with our partners is as follows:

Project	Partner	Status

Banana	Rahan Meristem
- Shelf Life		Field Trials
- Disease		Field Trials
Lettuce	Harris Moran
- Browning		Field Trials
- Disease		Field Trials
Trees	Arborgen
- Growth		Field Trials
Alfalfa	Cal / West	Greenhouse
Turfgrass	The Scotts Company	Greenhouse
Bedding Plants	The Scotts Company	Greenhouse
Ethanol	The Broin Company	Modify Inputs

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

Patent and Patent Applications

To date, we have been granted eleven patents by the United States Patent and Trademark Office, or PTO, and eight patents from foreign countries, eighteen of which are for use of our technology in agricultural applications and one of which relates to human health applications.

In addition to our nineteen patents, we have a wide variety of patent applications, including divisional applications and continuations-in-part, in process with the PTO and internationally.  We intend to continue our strategy of enhancing these new patent applications through the addition of data as it is collected.

Liquidity and Capital Resources

Overview

As of September 30, 2006, our cash balance and investments totaled $755,384, and we had working capital of $209,180.  In addition, upon the closing of our private equity financing on October 11, 2006, we received aggregate net proceeds of approximately $2,050,000. As of September 30, 2006, we had a federal tax loss carryforward of approximately $14,842,000 and a state tax loss carry-forward of approximately $7,3712,000 to offset future taxable income. We cannot assure you that we will be able to take advantage of any or all of such tax loss carryforwards, if at all, in future fiscal years.

Contractual Obligations

The following table lists our cash contractual obligations as of September 30, 2006:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Research and Development Agreements (1)	$518,000	$518,000	$—	$—	$—
Facility, Rent and Operating Leases (2)	$366,624	$76,912	$156,560	$133,152	$—
Employment, Consulting and Scientific Advisory Board Agreements (3)	$629,771	$602,442	$27,329	$—	$—
Total Contractual Cash Obligations	$1,514,395	$1,197,354	$183,889	$133,152	$—

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

Effective September 1, 2006, we extended our research and development agreement with the University of Waterloo for an additional one-year period through August 31, 2007, in the amount of CDN $631,050 or approximately U.S. $566,000. Research and development expenses under this agreement for the three months ended September 30, 2006 and 2005 aggregated U.S. $166,500 and U.S. $162,896 respectively, and U.S. $3,494,335 for the cumulative period through September 30, 2006.

Capital Resources

Since inception, we have generated revenues of $499,583 in connection with the initial fees and milestone payments received under our license and development agreements.  We have not been profitable since inception, we will continue to incur additional operating losses in the future, and we will require additional financing to continue the development and subsequent commercialization of our technology.  While we do not expect to generate significant revenues from the licensing of our technology for the next one to three years, we may enter into additional licensing or other agreements with marketing and distribution partners that may result in additional license fees, receive revenues from contract research, or other related revenue.

On October 11, 2006, we completed a private placement to certain members of our board of directors, institutional and accredited investors for an aggregate amount of 1,986,306 shares of common stock and warrants to purchase 993,153 shares of Common Stock for the aggregate net cash consideration of approximately $2,050,000.  The private placement offered units of one share of common stock and a five-year warrant to purchase 0.50 shares of common stock at a price equal to $1.1325 per unit.  The warrant was offered with an exercise price equal to $1.18 per share, with such warrant becoming exercisable six months from the date of closing.  The estimated costs associated with the private placement totaled approximately $200,000.

We anticipate that, based upon our current cash and investments, we will be able to fund our operations for the next nine months. Over the next twelve months, we plan to fund our research and development and commercialization activities by (i) utilizing our current cash balance and investments, (ii) achieving some of the milestones set forth in our current licensing agreements, (iii) through the execution of additional licensing agreements for our technology, and (iv) through a sale of our securities.

Changes to Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.  There have been no changes to such critical accounting policies and estimates.

Results of Operations

Three Months Ended September 30, 2006 and Three Months Ended September 30, 2005

The net loss for the three-month periods ended September 30, 2006 and 2005 was $600,465 and $897,122, respectively, a decrease of $296,657, or 33.1%.  This decrease was primarily the result of an increase in revenue and a decrease in operating expenses.

Revenue

Total revenues consisted of milestone payments on our agricultural development and license agreements.  During the three-month period ended September 30, 2006, revenue of $81,250 consisted of a current milestone payment received and the amortized portion of previous milestone payments received in connection with certain development and license agreements.  During the three-month period ended September 30, 2005, revenue of $12,500 consisted of the amortized portion of previous milestone payments in connection with a certain development and license agreement.

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

Operating Expenses

	Three Months Ended September 30,
	2006	2005	Change	%
	(in thousands, except % values)
General and administrative	$383	$522	$(139)	(26.6)%
Research and development	310	420	(110)	(26.2)%
Total operating expenses	$693	$942	$(249)	(26.4)%

We expect operating expenses to increase over the next twelve months as we anticipate that research and development expenses will increase as we continue to expand our research and development activities.

General and Administrative Expenses

	Three Months Ended September 30,
	2006	2005	Change	%
	(in thousands, except % values)
Stock-based compensation	$69	$181	$(112)	(61.9)%
Payroll and benefits	153	149	4	2.7%
Investor relations	51	68	(17)	(25.0)%
Professional fees	51	61	(10)	(16.4)%
Other general and administrative	59	63	(4)	(6.3)%
Total general and administrative	$383	$522	$(139)	(26.6)%

•                  Stock-based compensation consists primarily of the amortized portion of Black-Scholes value of options and warrants previously granted to consultants, directors and employees. There were no options granted during the three-month periods ended September 30, 2006 and 2005.  The decrease is due to a decrease in the Black-Scholes value related to the options granted on December 16, 2005, which, due to market conditions, were at a lower market price than the options granted in the previous year.

•                  Payroll and benefits increased primarily as a result of salary and health insurance rate increases.

•                  Investor relations decreased primarily as a result of a decrease in the amount of consulting fees in connection with a consultant.

•                  Professional fees decreased primarily as a result of a decrease in estimated auditing fees for the year ended June 30, 2007 as a result of the one-year postponement by the SEC of the auditing requirements in connection with Section 404 of Sarbanes-Oxley.

We expect general and administrative expenses to modestly increase over the next twelve months primarily due to an increase in legal and accounting fees related to the increased regulatory environment.

Research and Development Expenses

	Three Months Ended September 30,
	2006	2005	Change	%
	(in thousands, except % values)
Stock-based compensation	$18	$60	$(42)	(70.0)%
Other research and development	292	360	(68)	(18.9)%
Total research and development	$310	$420	$(110)	(26.2)%

•                                    Stock-based compensation consists primarily of the amortized portion of Black-Scholes value of options and warrants previously granted to consultants, directors and employees. There were no options granted during the three-month periods ended September 30, 2006 and 2005.  The decrease is due to a decrease in the Black-Scholes value related to the options granted on December 16, 2005, which, due to market conditions, were at a lower market price than the options granted in the previous year.

•                  Other research and development costs decreased primarily as a result of a decrease in the costs related to our human health and agricultural research programs.

The breakdown of our research and development expenses between our agricultural and human health research programs is as follows:

	Three Months Ended September 30,
	2006	%	2005	%
	(in thousands, except % values)
Agricultural	$183	59%	$204	49%
Human health	127	41%	216	51%
Total research and development	$310	100%	$420	100%

We expect the percentage of human health research programs to increase as a percentage of the total research and development expenses as we continue to expand our human health initiatives.

Interest Income

Interest income decreased during the three-month period ended September 30, 2006 primarily as a result of a lower cash balance.

Period From Inception on July 1, 1998 through September 30, 2006

From inception of operations on July 1, 1998 through September 30, 2006, we had revenues of $499,583, which consisted of the initial license fees and milestone payments in connection with our various development and license agreements.  We do not expect to generate significant revenues for approximately the next one to three years, during which time we will continue to engage in significant research and development efforts.

We have incurred losses each year since inception and have an accumulated deficit of $22,970,308 at September 30, 2006.  We expect to continue to incur losses as a result of expenditures on research and development and administrative activities.

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

Item 4.                                   Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2006.  Based on this evaluation, our chief executive officer and chief financial officer concluded that as of September 30, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three-month ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We are a development stage biotechnology company with a limited operating history and limited assets and capital.  We have incurred losses each year since inception and have an accumulated deficit of $22,970,308 at September 30, 2006.  We have generated minimal revenues by licensing our technology for certain crops to companies willing to share in our development costs. However, our technology may not be ready for widespread commercialization for several years. We expect to continue to incur losses for the next several years because we anticipate that our expenditures on research and development, commercialization and administrative activities will significantly exceed our revenues during that period. In addition, we cannot assure you that we will be able to sell our New Jersey state net operating losses for any specific fiscal year.  We cannot predict when, if ever, we will become profitable.

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

We rely on third parties to perform all of our research and development activities.  Our primary research and development efforts take place at the University of Waterloo in Ontario, Canada, where our technology was discovered, the University of Colorado, Mayo Clinic, the University of Virginia, and with our commercial partners.  At this time, we do not have the internal capabilities to perform our research and development activities. Accordingly, the failure of third-party research partners, such as the University of Waterloo, to perform under agreements entered into with us, or our failure to renew important research agreements with these third parties, may delay or curtail our research and development efforts.

We have significant future capital needs and may be unable to raise capital when needed, which could force us to delay or reduce our research and development efforts.

As of September 30, 2006, we had cash and highly-liquid investments valued at $755,384 and working capital of $209,180.  In October 2006, we received aggregate net proceeds of approximately $2,050,000 from a private placement of our equity securities.  Using our available reserves as of September 30, 2006 and the net proceeds from the private equity financing, we believe that we can operate according to our current business plan for the next nine months.  To date, we have generated minimal revenues and anticipate that our operating costs will exceed any revenues generated over the next several years. Therefore, we will be required to raise additional capital in the future in order to operate according to our current business plan, and this funding may not be available on favorable terms, if at all.  If we are unable to raise additional funds, we will need to do one or more of the following:

•                  delay, scale back or eliminate some or all of our research and development programs;

•                  license third parties to develop and commercialize our technology that we would otherwise seek to develop and commercialize ourselves;

•                  seek strategic alliances or business combinations, or attempt to sell our company; or

•                  cease operations.

In addition, in connection with any funding, if we need to issue more equity securities than our certificate of incorporation currently authorizes, or more than 20% of the shares of our common stock outstanding, we may need stockholder approval.  If stockholder approval is not obtained or if adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. Investors may experience dilution in their investment from future offerings of our common stock. For example, if we raise additional capital by issuing equity securities, such an issuance would reduce the percentage ownership of existing stockholders.  In addition, assuming the exercise of all options and warrants outstanding, as of September 30, 2006, we had 6,226,021 shares of common stock authorized but unissued, which may be issued from time to time by our board of directors without stockholder approval.  In connection with our private placement of equity securities, in October 2006, we issued an aggregate of an additional 1,986,306 shares of common stock and warrants to purchase 1,132,194 shares of common stock.  Therefore, assuming the exercise of all options and warrants granted as of October 31, 2006, we had 3,107,521 shares of common stock authorized but unissued, which may be issued from time to time by our board of directors without stockholder approval.  Furthermore, we may need to issue securities that have rights, preferences and privileges senior to our common stock.  Failure to obtain financing on acceptable terms would have a material adverse effect on our liquidity.

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

We have been issued eleven patents by the U.S. Patent and Trademark Office, or PTO, and eight patents from foreign countries.  We have also filed numerous patent applications for our technology in the United States and in several foreign countries, which technology is vital to our primary business, as well as several Continuations in Part on these patent applications.  Our success depends in part upon the grant of patents from our pending patent applications.

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

As of September 30, 2006, our executive officers, directors and affiliated entities together beneficially own approximately 41.4% of the outstanding shares of our common stock, assuming the exercise of options and warrants which are currently exercisable or will become exercisable within 60 days of September 30, 2006, held by these stockholders. As of October 11, 2006, upon the closing of our private placement of equity securities, our executive officers, directors and affiliated entities together beneficially own approximately 37.2% of the outstanding shares of our common stock, assuming the exercise of options and warrants which are currently exercisable or will become exercisable within 60 days of October 11, 2006, held by these stockholders.  As a result, these stockholders, acting together, will be able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders.  Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

Our stockholders may experience substantial dilution as a result of the exercise of outstanding options and warrants to purchase our common stock.

As of September 30, 2006, we have granted options outside of our stock option plan to purchase 10,000 shares of our common stock and outstanding warrants to purchase 5,860,091 shares of our common stock.  In addition, as of September 30, 2006, we have reserved 3,000,000 shares of our common stock for issuance upon the exercise of options granted pursuant to our stock option plan, 2,516,500 of which have been granted, 90,000 of which have been exercised since inception, 2,426,500 of which are outstanding, and 483,500 of which may be granted in the future.  As of October 11, 2006, upon the closing of our private placement of equity securities, we have outstanding warrants to purchase 6,982,285 shares of our common stock.  The exercise of these options and warrants will result in dilution to our existing stockholders and could have a material adverse effect on our stock price.

A significant portion of our total outstanding shares of common stock may be sold in the market in the near future, which could cause the market price of our common stock to drop significantly.

As of September 30, 2006, we had 15,487,388 shares of our common stock issued and outstanding, of which approximately 1,595,651 shares are registered pursuant to a registration statement on Form S-3, which was declared effective on June 17, 2005, and the remainder of which are either eligible to be sold under SEC Rule 144 or are in the public float.  In addition, we have registered 965,380 shares of our Common Stock underlying warrants previously issued on the Form S-3 registration statement that was declared effective on June 17, 2005, and we registered 3,000,000 shares of our common stock underlying options granted or to be granted under our stock option plan.  As of October 11, 2006, upon closing of our private placement of equity securities, we had 17,473,694 shares of our common stock issued and outstanding.  Consequently, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, may have a material adverse effect on our stock price.

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

The American Stock Exchange requires us to meet minimum financial requirements in order to maintain our listing.  Currently, we believe we meet the continued listing requirements of the American Stock Exchange.  If we do not continue to meet the continued listing requirements, we could be delisted.  If we are delisted from the American Stock Exchange, our common stock likely will become a “penny stock.”  In general, regulations of the SEC define a “penny stock” to be an equity security that is not listed on a national securities exchange or the NASDAQ Stock Market and that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  If our common stock becomes a penny stock, additional sales practice requirements would be imposed on broker-dealers that sell such securities to persons other than certain qualified investors.  For transactions involving a penny stock, unless exempt, a broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale.  In addition, the rules on penny stocks require delivery, prior to and after any penny stock transaction, of disclosures required by the SEC.

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

SENESCO TECHNOLOGIES, INC.

DATE: November 3, 2006	By:	/s/ Bruce C. Galton
Bruce C. Galton, President
and Chief Executive Officer
(Principal Executive Officer)

DATE: November 3, 2006	By:	/s/ Joel Brooks
Joel Brooks, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)