Form 10-Q
period 2006-12-31
SENESCO TECHNOLOGIES INC
filed 2007-02-14
CIK 1035354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

As of January 31, 2007, 17,473,694 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION.

Item 1.	Financial Statements (Unaudited)	1

CONDENSED CONSOLIDATED BALANCE SHEETS as of December 31, 2006 and June 30, 2006		2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS For the Three Months Ended December 31, 2006 and 2005, For the Six Months Ended December 31, 2006 and 2005, and From Inception on July 1, 1998 through December 31, 2006		3

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY From Inception on July 1, 1998 through December 31, 2006		4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Six Months Ended December 31, 2006 and 2005, and From Inception on July 1, 1998 through December 31, 2006		8

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS		9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Overview		13

Liquidity and Capital Resources		19

Changes to Critical Accounting Policies and Estimates		21

Results of Operations		22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4.	Controls and Procedures	28

PART II.	OTHER INFORMATION.

Item 1A.	Risk Factors.	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 4.	Submission of Matters to a Vote of Security Holders.	40

Item 5.	Other Information	42

Item 6.	Exhibits.	42

SIGNATURES		43

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

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2006	2006
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$379,588	$318,473
Short-term investments	1,600,000	850,000
Accounts receivable	75,000	—
Prepaid expenses and other current assets	64,819	139,584
Total Current Assets	2,119,407	1,308,057

Property and equipment, net	9,352	10,318
Intangibles, net	2,478,586	2,209,796
Security deposit	7,187	7,187
TOTAL ASSETS	$4,614,532	$3,535,358

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$130,577	$77,695
Accrued expenses	241,281	329,884
Deferred revenue	29,167	41,667
Total Current Liabilities	401,025	449,246

Grant payable	99,728	99,728
Other liability	31,807	34,418
TOTAL LIABILITIES	532,560	583,392

STOCKHOLDERS’ EQUITY:

Preferred stock, $0.01 par value; authorized 5,000,000 shares, no shares issued	—	—
Common stock, $0.01 par value; authorized 60,000,000 shares, issued and outstanding 17,473,694 and 15,477,388	174,737	154,774
Capital in excess of par	28,013,180	25,167,035
Deficit accumulated during the development stage	(24,105,945)	(22,369,843)
TOTAL STOCKHOLDERS’ EQUITY	4,081,972	2,951,966

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,614,532	$3,535,358

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended December 31,	For the Three Months Ended December 31,	For the Six Months Ended December 31,	For the Six Months Ended December 31,	From Inception on July 1, 1998 through December 31,
	2006	2005	2006	2005	2006

Revenue	$181,250	$12,500	$262,500	$25,000	$680,833

Operating Expenses:
General and administrative	1,103,594	548,742	1,486,879	1,071,191	18,508,393
Research and development	239,395	405,439	548,743	824,980	7,533,591
Total Operating Expenses	1,342,989	954,181	2,035,622	1,896,171	26,041,984

Loss From Operations	(1,161,739)	(941,681)	(1,773,122)	(1,871,171)	(25,361,151)

Sale of state income tax loss, net	—	—	—	—	586,442
Other noncash income	—	—	—	—	321,259
Interest income, net	26,102	27,672	37,020	60,040	347,505
Net Loss	$(1,135,637)	$(914,009)	$(1,736,102)	$(1,811,131)	$(24,105,945)

Basic and Diluted Net Loss Per Common Share	$(0.07)	$(0.06)	$(0.11)	$(0.12)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	17,257,791	15,467,388	16,369,220	15,467,388

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FROM INCEPTION ON JULY 1, 1998 THROUGH DECEMBER 31, 2006

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

(continued)

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FROM INCEPTION ON JULY 1, 1998 THROUGH DECEMBER 31, 2006

(unaudited)

	Common Stock		Capital in Excess of Par Value	Deficit Accumulated During the Development Stage	Total
	Shares	Amount

Commissions, legal and bank fees associated with issuances for the year ended June 30, 2000	—	—	$(260,595)	—	$(260,595)

Stock based compensation for the year ended June 30, 2000	—	—	1,475,927	—	1,475,927

Stock based compensation for the year ended June 30, 2001	—	—	308,619	—	308,619

Issuance of common stock and warrants for cash from November 30, 2001 through April 17, 2002 at $1.75 per unit	3,701,430	$37,014	6,440,486	—	6,477,500

Issuance of common stock and warrants associated with bridge loan conversion on December 3, 2001	305,323	3,053	531,263	—	534,316

Commissions, legal and bank fees associated with issuances for the year ended June 30, 2002	—	—	(846,444)	—	(846,444)

Stock based compensation for the year ended June 30, 2002	—	—	1,848,726	—	1,848,726

Stock based compensation for the year ended June 30, 2003	—	—	848,842	—	848,842

(continued)

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FROM INCEPTION ON JULY 1, 1998 THROUGH DECEMBER 31, 2006

(unaudited)

	Common Stock		Capital in Excess of Par Value	Deficit Accumulated During the Development Stage	Total
	Shares	Amount
Issuance of common stock and warrants for cash from January 15, 2004 through February 12, 2004 at $2.37 per unit	1,536,922	$15,369	$3,627,131	—	$3,642,500

Allocation of proceeds to warrants	—	—	(2,099,090)	—	(2,099,090)

Reclassification of warrants	—	—	1,913,463	—	1,913,463

Commissions, legal and bank fees associated with issuances for the year ended June 30, 2004	—	—	(378,624)	—	(378,624)

Stock based compensation for the year ended June 30, 2004	—	—	1,826,469	—	1,826,469

Options and warrants exercised during the year ended June 30, 2004 at exercise prices ranging from $1.00 - $3.25	370,283	3,704	692,945	—	696,649

Issuance of common stock and warrants for cash on May 9, 2005 at $2.11 per unit	1,595,651	15,957	3,350,872	—	3,366,829

Allocation of proceeds to warrants	—	—	(1,715,347)	—	(1,715,347)

Reclassification of warrants	—	—	1,579,715	—	1,579,715

Commissions, legal and bank fees associated with issuance on May 9, 2005	—	—	(428,863)	—	(428,863)

(continued)

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FROM INCEPTION ON JULY 1, 1998 THROUGH DECEMBER 31, 2006

(unaudited)

	Common Stock		Capital in Excess of Par Value	Deficit Accumulated During the Development Stage	Total
	Shares	Amount
Options and warrants exercised during the year ended June 30, 2005 at exercise prices ranging from $1.50 to $3.25	84,487	$844	$60,281	—	$61,125

Stock based compensation the year ended June 30, 2005	—	—	974,235	—	974,235

Fair market value of options and warrants granted and vested during the year ended June 30, 2006.	—	—	677,000	—	677,000

Warrants exercised during the year ended June 30, 2006 at an exercise price of $0.01	10,000	100	—	—	100

Issuance of common stock and warrants for cash on October 11, 2006 at $1.135 per unit	1,986,306	19,863	2,229,628	—	2,249,491

Commissions, legal and bank fees associated with issuance on October 11,2006	—	—	(230,483)	—	(230,483)

Stock based compensation for the six months ended December 31, 2006	—	—	847,000	—	847,000

Warrants exercised during the six months ended December 31, 2006 at an exercise price of $0.01	10,000	100	—	—	100

Net loss	—	—	—	$(24,105,945)	(24,105,945)

Balance at December 31, 2006	17,473,694	$174,737	$28,013,180	$(24,105,945)	$4,081,972

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended December 31,		From Inception on July 1, 1998 through December 31,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(1,736,102)	$(1,811,131)	$(24,105,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash capital contribution	—	—	85,179
Noncash conversion of accrued expenses into equity	—	—	131,250
Noncash income related to change in fair value of warrant liability	—	—	(321,259)
Issuance of common stock and warrants for interest	—	—	9,316
Stock based compensation	847,000	484,000	8,675,614
Depreciation and amortization	15,595	19,722	213,264
(Increase) decrease in operating assets: Accounts receivable	(75,000)	—	(75,000)
Prepaid expense and other current assets	74,765	81,352	(64,819)
Security deposit	—	—	(7,187)
Increase (decrease) in operating liabilities:
Accounts payable	52,882	(117,235)	130,577
Accrued expenses	(88,603)	216,522	241,281
Deferred revenue	(12,500)	(25,000)	29,167
Other liability	(2,611)	16,041	31,807
Net cash used in operating activities	(924,574)	(1,135,729)	(15,026,755)

Cash flows from investing activities:
Patent costs	(281,937)	(325,620)	(2,531,792)
Redemption (purchase) of investments, net	(750,000)	1,249,302	(1,600,000)
Purchase of property and equipment	(1,482)	—	(169,410)
Net cash provided by (used in) investing activities	(1,033,419)	923,682	(4,301,202)

Cash flows from financing activities:
Proceeds from grant	—	—	99,728
Proceeds from issuance of bridge notes	—	—	525,000
Proceeds from issuance and exercises of common stock and warrants	2,019,108	—	19,082,817
Net cash provided by financing activities	2,019,108	—	19,707,545

Net increase (decrease) in cash and cash equivalents	61,115	(212,047)	379,588

Cash and cash equivalents at beginning of period	318,473	291,858	—

Cash and cash equivalents at end of period	$379,588	$79,811	$379,588

Supplemental disclosure of cash flow information: Cash paid during the period for interest	$—	$—	$22,317

Supplemental schedule of noncash financing activity: Conversion of bridge notes into stock	$—	$—	$534,316

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of December 31, 2006, the results of its operations for the three-month and six-month periods ended December 31, 2006 and 2005, cash flows for six-month periods ended December 31, 2006 and 2005, and the results of its operations and cash flows for the period from inception on July 1, 1998 through December 31, 2006.

Interim results are not necessarily indicative of results for the full fiscal year.

Note 2 - Loss Per Share:

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  As of December 31, 2006, shares to be issued upon the exercise of options and warrants aggregating 9,100,877 at an average exercise price of $2.62 and as of December 31, 2005, shares to be issued upon the exercise of options and warrants aggregating 8,306,591 at an average price of $2.88 are not included in the computation of diluted loss per share as the effect is anti-dilutive.

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

The fair value of each stock option granted has been determined using the Black-Scholes model.  The material factors incorporated in the Black-Scholes model in estimating the value of the options reflected in the above table include the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Estimated life in years	6-10	6-10	6-10	6-10
Risk-free interest rate (1)	4.2%-4.7%	4.2%-4.5%	4.2%-4.7%	4.2%-4.5%
Volatility	70%-148%	70%-148%	70%-148%	70%-148%
Dividend paid	None	None	None	None

(1)           represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term.

The ultimate values of the options will depend on the future price of the Company’s Common Stock, which cannot be forecast with reasonable accuracy.

A summary of changes in the stock option plan for the six month period ended December 31, 2006 is as follows:

	Number of	Weighted-Average
	Options .	Exercise Price .

Outstanding at July 1, 2006	2,426,500	$2.56
Granted	328,000	1.08
Exercised	—	—
Canceled	(90,000)	3.78

Outstanding at December 31, 2006	2,664,500	$2.34

Exercisable at December 31, 2006	2,414,834	$2.45

A summary of changes to the non-vested stock options for the six month period ended December 31, 2006 is as follows:

	Weighted-Average
	Number of	Grant-Date
	Options .	Fair Value .
Non-vested stock options at July 1, 2006	245,163	$1.47
Granted	193,667.85
Vested	(189,164)	1.63
Forfeited	—	—

Non-vested stock options at December 31, 2006	249,666	$.87

As of December 31, 2006, the aggregate intrinsic value of stock options outstanding was $6,560, with a weighted-average remaining term of 6.2 years.  The aggregate intrinsic value of stock options exercisable at that same date was $2,687, with a weighted-average remaining term of 5.8 years.  As of December 31, 2006, the Company has 3,245,500 shares available for future stock option grants.

As of December 31, 2006, total compensation expense not yet recognized related to stock option grants amounted to approximately $305,000, which will be recognized over the next 24 months.

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

Note 5 – Stockholders Equity:

On October 11, 2006, the Company completed a private placement to certain members of the Company’s board of directors, institutional and accredited investors (the “Private Placement”) for an aggregate amount of 1,986,306shares of common stock, $0.01 par value (the “Common Stock”) and warrants to purchase 993,153 shares of Common Stock for the aggregate cash consideration of $2,249,491.  The Private Placement offered units of one share of Common Stock and a five-year warrant to purchase 0.50 shares of Common Stock, at a price equal to $1.1325 per unit.  The warrants were issued at an exercise price equal to $1.18 per share, with such warrants vesting on the date of grant, but not exercisable for a six-month period from the date of closing.  The costs associated with the Private Placement totaled $230,483.  In addition, the Company entered into a Registration Rights Agreement with these purchasers.  The Registration Rights Agreement requires the Company to file a registration statement for the shares within 30 days of the closing date (the “Filing Date”), and to have such registration statement declared effective within 120 days of the closing date (the “Effective Date”).  If the Company fails to file a registration statement on or before the Filing Date, it is required to pay to each purchaser in the Private Placement 1.0% of the aggregate purchase price for each 30 day period that such registration statement has not been filed.  If the registration statement is not declared effective on or before the Effective Date, the Company is required to pay to each purchaser in the Private Placement 2.0% of the aggregate purchase price paid by such purchaser for the first thirty day period following the Effective Date and 1.0% for each thirty day period thereafter, with all payments subject to a maximum of 10.0% of the purchase price.  The Company filed such registration statement for the shares and such registration statement was declared effective on November 27, 2006.

H.C. Wainwright and Co., Inc. (“Wainwright”) acted as the placement agent for the Private Placement.  As consideration for their services to the Company, Wainwright was issued a five-year warrant to purchase 139,041 shares of Common Stock, at a strike price equal to $1.07.  Such warrant is immediately exercisable.

On October 11, 2006, the Company entered into a three-year non-exclusive financial advisory agreement with Stanford Group Company (“Stanford”).  As compensation under the agreement, previously issued warrants that were purchased by Stanford and its affiliates in a private placement were amended.  The original exercise prices of the 1,500,000 shares of

Common Stock underlying the warrants, 750,000 of which had an exercise price of $3.25 and 750,000 of which had an exercise price of $2.00, were reduced to $2.00 and $1.50, respectively.  Additionally, the original expiration dates of December 2006 and January 2007 were each extended for a three-year period through December 2009 and January 2010, respectively.  Stock-based compensation in the amount of $683,000 related to the amendment of such warrants was recorded during the period ended December 31, 2006. The agreement may be terminated by either party upon sixty days written notice.  Stanford was also granted piggyback registration rights in connection with the shares underlying the warrants.

Note 6 – Significant Events:

On November 8, 2006, we entered into a license agreement with Bayer CropScience GmbH for the development and commercialization of Canola.  Under the terms of the license agreement, we received an upfront payment, will receive milestone payments upon the achievement of certain development milestones, and will receivecommercialization fees based upon specified benchmarks.

On December 21, 2006, we converted our development agreement with ArborGen, LLC into a commercial license agreement for the development and commercialization of certain species of trees.  Under the terms of the license agreement, we will receive certain annual payments over the next two years and, additionally, upon commercialization, a royalty on incremental net sales.

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

Overview

Our Business

We are a development stage biotechnology company whose mission is to utilize our patented and patent-pending genes, primarily eucartyotic translation initiation Factor 5A, or Factor 5A, and deoxyhypusine synthase, or DHS, in human health applications, to:

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

Certain human health results to date include:

•                  increasing the median survival by approximately 250% in a tumor model of mice injected with melanoma cancer cells;

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

•                  increasing the survival rate of mice in a sepsis model.  Additionally, a broad spectrum of pro-inflammatory cytokines were down-regulated;

•                  determining the expression of our genes in both ischemic and non-ischemic heart tissue, and correlating this expression to certain cytokines known to be involved in apoptosis; and

•                  reducing cytokine induced apoptosis in human optic nerve cell lines and in human epithelial cell lines of the intestine.

Inhibiting Apoptosis

Our research conducted to date reveals that the DHS and Factor 5A genes may regulate apoptosis in human cells. We believe that our Factor 5A technology may have potential application as a means for controlling a broad range of apoptotic diseases, both inflammatory / ischemic diseases and cancers. We have commenced preclinical in-vivo and in-vitro research to determine the ability of Factor 5A to regulate key execution genes, inflammatory cytokines, receptors, and transcription factors, which are implicated in numerous apoptotic diseases.

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

Accelerating Apoptosis

In pre-clinical studies, we have also established that up-regulation of Factor 5A induces cell death in cancer cells through both the p53 (intrinsic) and cell death receptor (extrinsic) apoptotic pathways. Tumors arise when cells that have been targeted by the immune system to undergo apoptosis are unable to do so because of an inability to activate the apoptotic pathways. Just as the Factor 5A gene appears to facilitate expression of the entire suite of genes required for programmed cell death in plants, the Factor 5A gene appears to regulate expression of a suite of genes required for programmed cell death in human cells. Because the Factor 5A gene appears to function at the initiation point of the apoptotic pathways, both intrinsic and extrinsic, we believe that our gene technology has potential application as a means of combating a broad range of cancers.  Through in-vitro studies, we have found that up-regulating Factor 5A results in: the up-regulation of p53, an important tumor suppressor gene that promotes apoptosis in cells with damaged DNA; inflammatory cytokine production; increased cell death receptor formation; and caspase activity.  These features, coupled with a simultaneous down-regulation Bcl-2, a suppressor of apoptosis, and telomerase, result in apoptosis of cancer cells.  In addition, in-vitro studies have shown that up-regulation of Factor 5A also down-regulates VEGF, a growth factor which allows tumors to develop additional vascularization needed for growth beyond a small mass of cells.

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

On November 8, 2006, we entered into a license agreement with Bayer CropScience GmbH for the development and commercialization of Canola.  Under the terms of the license agreement, we  received an upfront payment, will receive milestone payments upon the achievement of certain development milestones, and will receive commercialization fees based upon specified benchmarks.

On December 21, 2006, we converted our development agreement with ArborGen, LLC into a commercial license agreement for the development and commercialization of certain species of trees.  Under the terms of the license agreement, we will receive certain annual payments over the next two years and, additionally, upon commercialization, a royalty on incremental net sales.

Through December 31, 2006, we have entered into six license agreements and one joint venture with established agricultural biotechnology companies or, in the case of Broin, an established ethanol company.

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

The status of each of our projects with our partners is as follows:

Project	Partner	Status
Banana	Rahan Meristem
– Shelf Life		Field Trials
– Disease		Field Trials
Lettuce	Harris Moran
– Browning		Field Trials
– Disease		Field Trials
Trees	ArborGen
– Growth		Field Trials
Alfalfa	Cal / West	Greenhouse
Turfgrass	The Scotts Company	Greenhouse
Bedding Plants	The Scotts Company	Greenhouse
Canola	Bayer CropScience	Just Initiated
Ethanol	The Broin Company	Modify Inputs

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

Patent and Patent Applications

To date, we have been granted twelve patents by the United States Patent and Trademark Office, or PTO, and nine patents from foreign countries, twenty of which are for use of our technology in agricultural applications and one of which relates to human health applications.

In addition to our twenty-one patents, we have a wide variety of patent applications, including divisional applications and continuations-in-part, in process with the PTO and internationally.  We intend to continue our strategy of enhancing these new patent applications through the addition of data as it is collected.

Liquidity and Capital Resources

Overview

As of December 31, 2006, our cash balance and investments totaled $1,979,588, and we had working capital of $1,718,382.  As of December 31, 2006, we had a federal tax loss carryforward of approximately $15,217,000 and a state tax loss carry-forward of approximately $7,747,000 to offset future taxable income. We cannot assure you that we will be able to take advantage of any or all of such tax loss carryforwards, if at all, in future fiscal years.

Contractual Obligations

The following table lists our cash contractual obligations as of December 31, 2006:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Research and Development Agreements (1)	$356,000	$356,000	$—	$—	$—
Facility, Rent and Operating Leases (2)	$347,472	$77,140	$157,016	$113,316	$—
Employment, Consulting and Scientific Advisory Board Agreements (3)	$477,646	$472,580	$5,067	$—	$—
Total Contractual Cash Obligations	$1,181,118	$905,720	$162,083	$113,316	$—

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

Effective September 1, 2006, we extended our research and development agreement with the University of Waterloo for an additional one-year period through August 31, 2007, in the amount of CDN $631,050 or approximately U.S. $566,000. Research and development expenses under this agreement for the three months ended December 31, 2006 aggregated U.S. $129,439 and research and development expenses for the three months ended December 31, 2005 aggregated U.S. $162,000.  Research and development expenses under this agreement for the six months ended December 31, 2006 aggregated U.S. $295,939 and research and development expenses under this agreement for the six months ended December 31, 2005 aggregated U.S. $324,896 and U.S. $3,623,774 for the cumulative period through December 31, 2006.

Capital Resources

Since inception, we have generated revenues of $680,833 in connection with the initial fees and milestone payments received under our license and development agreements.  We have not been profitable since inception, we will continue to incur additional operating losses in the future, and we will require additional financing to continue the development and subsequent commercialization of our technology.  While we do not expect to generate significant revenues from the licensing of our technology for the next one to three years, we may enter into additional licensing or other agreements with marketing and distribution partners that may result in additional license fees, receive revenues from contract research, or other related revenue.

On October 11, 2006, we completed a private placement to certain members of our board of directors, institutional and accredited investors for an aggregate amount of 1,986,306 shares of common stock and warrants to purchase 993,153 shares of Common Stock for the aggregate net cash consideration of $2,019,008.  The private placement offered units of one share of common stock and a five-year warrant to purchase 0.50 shares of common stock at a price equal to $1.1325 per unit.  The warrant was offered with an exercise price equal to $1.18 per share, with such warrant becoming exercisable six months from the date of closing.  The costs associated with the private placement totaled $230,483.

On November 8, 2006, we entered into a license agreement with Bayer CropScience GmbH for the development and commercialization of Canola.  Under the terms of the license agreement, we received an upfront payment, will receive milestone payments upon the achievement of certain development milestones, and will receive commercialization fees based upon specified benchmarks.

On December 21, 2006, we converted our development agreement with ArborGen, LLC into a commercial license agreement for the development and commercialization of certain species of trees.  Under the terms of the license agreement, we will receive certain annual payments over the next two years and, additionally, upon commercialization, a royalty on incremental net sales.

We anticipate that, based upon our current cash and investments, we will be able to fund our operations for the next seven months. Over the next twelve months, we plan to fund our research and development and commercialization activities by (i) utilizing our current cash balance and investments, (ii) achieving some of the milestones set forth in our current licensing agreements, (iii) through the execution of additional licensing agreements for our technology, and (iv) through a sale of our securities.  We cannot assure that we will be able to raise money through any of the foregoing transactions, or on favorable terms, if at all.

Changes to Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.  There have been no changes to such critical accounting policies and estimates.

Results of Operations

Three Months Ended December 31, 2006 andThree Months Ended December 31, 2005

The net loss for the three-month periods ended December 31, 2006 was $1,135,637 and the net loss for the three-month period ended December 31, 2005 was $914,009, an increase of $221,628, or 24.2%.  This increase was primarily the result of an increase in general and administrative expenses, which was partially offset by a decrease in research and development expenses and an increase in revenue.

Revenue

Total revenues consisted of initial payments and the amortized portion of previous milestone payments on our agricultural development and license agreements.  During the three-month period ended December 31, 2006, revenue of $181,250 consisted of initial payments and the amortized portion of previous milestone payments received in connection with certain development and license agreements.  During the three-month period ended December 31, 2005, revenue of $12,500 consisted of the amortized portion of previous milestone payments received in connection with a certain development and license agreement..

We anticipate that we will continue to receive milestone payments in connection with our current agricultural development and license agreements while we continue to pursue our goal of attracting other companies to license our technologies in various other crops.  Additionally, we anticipate that we will receive royalty payments from our license agreements if our partners commercialize their crops containing our technology.  However, it is difficult for us to determine our future revenue expectations because we are a development stage biotechnology company.  As such, the timing and outcome of our experiments, the timing of signing new partners and the timing of our partners moving through the development process into commercialization is difficult to accurately predict.

Operating Expenses

	Three Months Ended December 31,
	2006	2005	Change	%
	(in thousands, except % values)
General and administrative	$1,104	$549	$555	101.1%
Research and development	239	405	(166)	(41.0)%
Total operating expenses	$1,343	$954	$389	40.8%

We expect operating expenses to increase over the next twelve months as we anticipate that research and development expenses will increase as we continue to expand our research and development activities.

General and Administrative Expenses

	Three Months Ended December 31,
	2006	2005	Change	%
	(in thousands, except % values)
Stock-based compensation	$744	$146	$598	409.6%
Payroll and benefits	150	146	4	2.7%
Investor relations	110	130	(20)	(15.4)%
Professional fees	40	59	(19)	(32.2)%
Other general and administrative	60	68	(8)	(11.8)%
Total general and administrative	$1,104	$549	$555	101.1%

•                  Stock-based compensation consists primarily of the Black-Scholes value of warrants extended and repriced in connection with a financial advisory agreement entered into on October 11, 2006 and the amortized portion of Black-Scholes value of options and warrants granted to directors, employees and consultants. During the three-month periods ended December 31, 2006 and 2005 there were 240,000 and 235,000 options granted to such directors, employees and consultants and 2,500 and 5,000 warrants granted to a consultant.

•                  Payroll and benefits increased primarily as a result of salary and health insurance rate increases.

•                  Investor relations decreased primarily as a result of a decrease in the amount of consulting fees in connection with a consultant.

•                  Professional fees decreased primarily as a result of a decrease in legal fees which was partially offset by an increase in accounting fees.

We expect general and administrative expenses to modestly increase over the next twelve months primarily due to an increase in legal and accounting fees related to the increased regulatory environment.

Research and Development Expenses

	Three Months Ended December 31,
	2006	2005	Change	%
	(in thousands, except % values)
Stock-based compensation	$16	$98	$(82)	(83.7)%
Other research and development	223	307	(84)	(27.4)%
Total research and development	$239	$405	$(166)	(41.0)%

•                                    Stock-based compensation consists primarily of the amortized portion of Black-Scholes value of options and warrants granted to research and development consultants and employees. During the three-month periods ended December 31, 2006 and 2005 there were 88,000 and 83,000 options granted to such consultants and employees. The decrease is due to a decrease in the Black-Scholes value related to the options granted on December 14, 2006 and December 14, 2005, which, due to market conditions, were at a lower market price than the options granted on December 16, 2004.

•                  Other research and development costs decreased primarily as a result of a decrease in the costs related to our human health and agricultural research programs.

The breakdown of our research and development expenses between our agricultural and human health research programs is as follows:

	Three Months Ended December 31,
	2006	%	2005	%
	(in thousands, except % values)
Agricultural	$158	66%	$217	54%
Human health	81	34%	188	46%
Total research and development	$239	100%	$405	100%

Our agricultural research expenses decreased during the three-month period ended December 31, 2006 primarily as a result of a decrease in the budget with respect to our research agreement at the University of Waterloo and a decrease in stock-based compensation.

Our human health expenses decreased during the three-month period ended December 31, 2006 as we have (i) concluded certain phases of our research projects but have not yet begun the next phase of those projects; and (ii) as a result of a decrease in stock-based compensation.  We expect the percentage of human health research programs to increase as a percentage of the total research and development expenses as we continue our current research projects and begin new human health initiatives.

Interest Income

Interest income slightly decreased during the three-month period ended December 31, 2006 primarily as a result of a lower cash balance and short-term investments, which was mostly offset by higher interest rates.

Six Months Ended December 31, 2006 andSix Months Ended December 31, 2005

The net loss for the six-month period ended December 31, 2006 was $1,736,102.  The net loss for the six-month period ended December 31, 2005 was $1,811,131.  This is a decrease of $75,029, or 4.1%.  This decrease was primarily the result of an increase in revenue and a decrease in research and development expenses, which was partially offset by an increase in general and administrative expenses.

Revenue

Total revenues consisted of initial payments and the amortized portion of previous milestone payments on our agricultural development and license agreements.  During the six-month period ended December 31, 2006, revenue of $262,500 consisted of initial and milestone payments and the amortized portion of previous milestone payments received in connection with certain development and license agreements.  During the six-month period ended December 31, 2005, revenue of $25,000 consisted of the amortized portion of previous milestone payments received in connection with a certain development and license agreement.

We anticipate that we will continue to receive milestone payments in connection with our current agricultural development and license agreements while we continue to pursue our goal of attracting other companies to license our technologies in various other crops.  Additionally, we anticipate that we will receive royalty payments from our license agreements if our partners commercialize their crops containing our technology.  However, it is difficult for us to determine our future revenue expectations because we are a development stage biotechnology company.  As such, the timing and outcome of our experiments, the timing of signing new partners and the timing of our partners moving through the development process into commercialization is difficult to accurately predict.

Operating Expenses

	Six Months Ended December 31,
	2006	2005	Change	%
	(in thousands, except % values)
General and administrative	$1,487	$1,071	$416	38.8%
Research and development	549	825	(276)	(33.5)%
Total operating expenses	$2,036	$1,896	$140	7.4%

We expect operating expenses to increase over the next twelve months as we anticipate that research and development expenses will increase as we continue to expand our research and development activities.

General and Administrative Expenses

	Six Months Ended December 31,
	2006	2005	Change	%
	(in thousands, except % values)
Stock-based compensation	$813	$326	$487	149.4%
Payroll and benefits	304	295	9	3.1%
Investor relations	161	198	(37)	(18.7)%
Professional fees	90	120	(30)	(25.0)%
Other general and administrative	119	132	(13)	(9.8)%
Total general and administrative	$1,487	$1,071	$416	38.8%

•                  Stock-based compensation consists primarily of the Black-Scholes value of warrants extended and repriced in connection with a financial advisory agreement entered into on October 11, 2006 and the amortized portion of Black-Scholes value of options and warrants granted to directors, employees and consultants. During the six-month periods ended December 31, 2006 and 2005 there were 240,000 and 235,000 options granted to such directors, employees and consultants and 2,500 and 5,000 warrants granted to a consultant.

•                  Payroll and benefits increased primarily as a result of salary and health insurance rate increases.

•                  Investor relations decreased primarily as a result of a decrease in the amount of consulting fees in connection with a consultant.

•                  Professional fees decreased primarily as a result of a decrease in legal fees which was partially offset by an increase in accounting fees.

We expect general and administrative expenses to modestly increase over the next twelve months primarily due to an increase in legal and accounting fees related to the increased regulatory environment.

Research and Development Expenses

	Six Months Ended December 31,
	2006	2005	Change	%
	(in thousands, except % values)
Stock-based compensation	$34	$158	$(124)	(78.5)%
Other research and development	515	667	(152)	(22.8)%
Total research and development	$549	$825	$(276)	(33.5)%

•                                    Stock-based compensation consists primarily of the amortized portion of Black-Scholes value of options and warrants granted to research and development consultants and employees. During the six-month period ended December 31, 2006, there were 88,000 options granted to such consultants and employees and during the six-month period ended December 31, 2005, there were 83,000 options granted to such consultants and employees. The decrease is due to a decrease in the Black-Scholes value related to the options granted on December 14, 2006 and December 14, 2005, which, due to market conditions, were at a lower market price than the options granted on December 16, 2004.

•                  Other research and development costs decreased primarily as a result of a decrease in the costs related to our human health and agricultural research programs.

The breakdown of our research and development expenses between our agricultural and human health research programs is as follows:

	Six Months Ended December 31,
	2006	%	2005	%
	(in thousands, except % values)
Agricultural	$341	62%	$418	51%
Human health	208	38%	407	49%
Total research and development	$549	100%	$825	100%

Our agricultural research expenses decreased during the six-month period ended December 31, 2006 primarily as a result of a decrease in the budget in connection with our research agreement at the University of Waterloo and a decrease in stock-based compensation.

Our human health expenses decreased during the six-month period ended December 31, 2006 as we have concluded certain phases of our research projects but have not yet begun the next phase of those projects as well as a decrease in stock-based compensation.  We expect the percentage of human health research programs to increase as a percentage of the total research and development expenses as we continue our current research projects and begin new human health initiatives.

Interest Income

Interest income slightly decreased during the six-month period ended December 31, 2006 primarily as a result of a lower cash balance and short-term invesments.

Period From Inception on July 1, 1998 through September 30, 2006

From inception of operations on July 1, 1998 through December 31, 2006, we had revenues of $680,833, which consisted of the initial license fees and milestone payments in connection with our various development and license agreements.  We do not expect to generate significant revenues for approximately the next one to three years, during which time we will continue to engage in significant research and development efforts.

We have incurred losses each year since inception and have an accumulated deficit of $24,105,945 at December 31, 2006.  We expect to continue to incur losses as a result of expenditures on research and development and administrative activities.

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

Interest Rate Risk

We invest in high-quality financial instruments, primarily money market funds, federal agency notes, corporate debt securities and United States treasury notes, with an effective duration of the portfolio of less than nine months, and no security with an effective duration in excess of one year, which we believe are subject to limited credit risk.  We currently do not hedge our interest rate exposure.  Due to the short-term nature of our investments, which we plan to hold until maturity, we do not believe that we have any material exposure to interest rate risk arising from our investments.

Item 4.    Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2006.  Based on this evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six-month ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We are a development stage biotechnology company with a limited operating history and limited assets and capital. We have incurred losses each year since inception and have an accumulated deficit of $24,105,945 at December 31, 2006. We have generated minimal revenues by licensing our technology for certain crops to companies willing to share in our development costs. However, our technology may not be ready for widespread commercialization for several years. We expect to continue to incur losses for the next several years because we anticipate that our expenditures on research and development, commercialization and administrative activities will significantly exceed our revenues during that period. We cannot predict when, if ever, we will become profitable.

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

As of December 31, 2006, we had cash and highly-liquid investments valued at $1,979,588 and working capital of $1,718,382.  Using our available reserves as of December 31, 2006, we believe that we can operate according to our current business plan for the next seven months.  To date, we have generated minimal revenues and anticipate that our operating costs will exceed any revenues generated over the next several years. Therefore, we will be required to raise additional capital in the future in order to operate according to our current business plan, and this funding may not be available on favorable terms, if at all.  If we are unable to raise additional funds, we will need to do one or more of the following:

•                  delay, scale back or eliminate some or all of our research and development programs;

•                  license third parties to develop and commercialize our technology that we would otherwise seek to develop and commercialize ourselves;

•                  seek strategic alliances or business combinations, or attempt to sell our company; or

•                  cease operations.

In addition, in connection with any funding, if we need to issue more equity securities than our certificate of incorporation currently authorizes, or more than 20% of the shares of our common stock outstanding, we may need stockholder approval.  If stockholder approval is not obtained or if adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. Investors may experience dilution in their investment from future offerings of our common stock. For example, if we raise additional capital by issuing equity securities, such an issuance would reduce the percentage ownership of existing stockholders.  In addition, assuming the exercise of all options and warrants outstanding, as of December 31, 2006, we had 33,425,429 shares of common stock authorized but unissued, which may be issued from time to time by our board of directors without stockholder approval.  Furthermore, we may need to issue securities that have rights, preferences and privileges senior to our common stock.  Failure to obtain financing on acceptable terms would have a material adverse effect on our liquidity.

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

We have been issued twelve patents by the U.S. Patent and Trademark Office, or PTO, and nine patents from foreign countries.  We have also filed numerous patent applications for our technology in the United States and in several foreign countries, which technology is vital to our primary business, as well as several Continuations in Part on these patent applications.  Our success depends in part upon the grant of patents from our pending patent applications.

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

Competition in the human health and agricultural biotechnology industries is intense and technology is changing rapidly.  If our competitors market their technology faster than we do, we may not be able to generate revenues from the commercialization of our technology.

Many human health and agricultural biotechnology companies are engaged in research and development activities relating to senescence and apoptosis.  The market for plant protection and yield enhancement products is intensely competitive, rapidly changing and undergoing consolidation.  We may be unable to compete successfully against our current and future competitors, which may result in price reductions, reduced margins and the inability to achieve market acceptance for products containing our technology.  Our competitors in the field of plant senescence gene technology are companies that develop and produce transgenic plants and include major international agricultural companies, specialized biotechnology companies, research and academic institutions and, potentially, our joint venture and strategic alliance partners.  These companies include: Icoria (formerly Paradigm Genetics); Bayer CropScience; Mendel Biotechnology; Renessen LLC; Exelixis Plant Sciences, Inc.; Syngenta International AG; and Eden Bioscience, among others.  Some of our competitors that are involved in apoptosis research include:  Amgen; Centocor; Genzyme; OSI Pharmaceuticals, Inc.; Idun Pharmaceuticals; Novartis; Introgen Therapeutics, Inc.; Genta, Inc.; and Vertex Pharmaceuticals, Inc.  Many of these competitors have substantially greater financial, marketing, sales, distribution and technical resources than us and have more experience in research and development, clinical trials, regulatory matters, manufacturing and marketing.  We anticipate increased competition in the future as new companies enter the market and new technologies become available.  Our technology may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors, which will prevent or limit our ability to generate revenues from the commercialization of our technology.

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

As of December 31, 2006, our executive officers, directors and affiliated entities together beneficially own approximately 38.8% of the outstanding shares of our common stock, assuming the exercise of options and warrants which are currently exercisable or will become exercisable within 60 days of December 31, 2006, held by these stockholders. As a result, these stockholders, acting together, will be able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders.  Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

Our stockholders may experience substantial dilution as a result of the exercise of outstanding options and warrants to purchase our common stock.

As of December 31, 2006, we have granted options outside of our stock option plan to purchase 10,000 shares of our common stock and outstanding warrants to purchase 6,426,377 shares of our common stock.  In addition, as of December 31, 2006, we have reserved 6,000,000 shares of our common stock for issuance upon the exercise of options granted pursuant to our stock option plan, 2,754,500 of which have been granted, 90,000 of which have been exercised since inception, 2,664,500 of which are outstanding, and 3,245,500 of which may be granted in the future.  The exercise of these options and warrants will result in dilution to our existing stockholders and could have a material adverse effect on our stock price.

A significant portion of our total outstanding shares of common stock may be sold in the market in the near future, which could cause the market price of our common stock to drop significantly.

As of December 31, 2006, we had 17,473,694 shares of our common stock issued and outstanding, of which approximately 1,595,651 shares and 1,986,306 shares are registered pursuant to registration statements on Form S-3, which were declared effective on June 17, 2005 and November 27, 2006, respectively, and the remainder of which are either eligible to be sold under SEC Rule 144 or are in the public float.  In addition, we have registered 965,380 shares and 2,701,715 shares of our Common Stock underlying warrants previously issued on the Form S-3 registration statements that was declared effective on June 17, 2005 and November 27, 2006, respectively, and we registered 6,000,000 shares of our common stock underlying options granted or to be granted under our stock option plan.  Consequently, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, may have a material adverse effect on our stock price.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds.

On October 11, 2006, we completed a private placement to certain members of our board of directors, institutional and accredited investors for an aggregate amount of 1,986,306 shares of common stock and warrants to purchase 993,153 shares of Common Stock for the aggregate net cash consideration of $2,019,008.  The private placement offered units of one share of common stock and a five-year warrant to purchase 0.50 shares of common stock at a price equal to $1.1325 per unit.  The warrant was offered with an exercise price equal to $1.18 per share, with such warrant becoming exercisable six months from the date of closing.  The costs associated with the private placement totaled $230,483.

On December 14, 2006, our Board of Directors unanimously approved and we subsequently granted a warrant to purchase 2,500 shares of common stock to Forbes, Inc. at an exercise price equal to $1.08 per share, with one-third of such warrant  exercisable on the date of grant and one-third of such warrant becoming exercisable on each of the first and second anniversaries from the date of grant.

We believe that the issuance of the foregoing securities was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering.  Each of the recipients was an accredited investor, acquired the securities for investment purposes only and not with the view to distribution and had adequate information about us.

Item 4.                    Submission of Matters to a Vote of Security Holders.

(a)          Our annual meeting of stockholders was held on December 14, 2006.

(b)         The following is a complete list of our directors as of December 14, 2006, each of whom was elected to a one-year term at the meeting, and whose term of office continued after the meeting.

Ruedi Stalder

Bruce C. Galton

John E. Thompson, Ph.D.

Christopher Forbes

Thomas C. Quick

David Rector

John Braca

(c)          There were 13,630,744 shares of common stock present at the meeting in person or by proxy, out of a total number of 17,473,694 shares of common stock issued and outstanding and entitled to vote at the meeting.

The proposals and results of the vote of the stockholders taken at the meeting by ballot and by proxy as solicited by us on behalf of our Board of Directors were as follows:

(A)                              For the election of the nominees for our Board of Directors:

Nominee	For	Withheld

Ruedi Stalder	11,856,631	1,774,113
Bruce C. Galton	11,913,531	1,717,213
John E. Thompson, Ph.D.	12,168,031	1,462,713
Christopher Forbes	11,960,031	1,670,713
Thomas C. Quick	11,878,131	1,752,613
David Rector	11,947,531	1,683,213
John Braca	11,947,531	1,683,213

(B)                                For the amendment to our Certificate of Incorporation, as amended, to increase the maximum number of authorized shares of our capital stock, all classes, from thirty five million shares, consisting of (i) thirty million shares of Common Stock, and (ii) five million shares of Preferred Stock, to sixty five million shares, consisting of (i) sixty million shares of Common Stock, and (ii) five million shares of Preferred Stock:

For	Against	Abstain

11,810,661	1,719,868	100,215

(C)                                For the amendment to our 1998 Stock Incentive Plan, as amended, to increase the maximum number of shares of Common Stock available for issuance under our 1998 Stock Plan from three million shares to six million shares, and thereby reserve an additional three million shares of Common Stock for issuance under our 1998 Stock Plan:

For	Against	Abstain	Broker Non-Votes

6,906,253	1,789,386	88,272	4,846,833

(B)                                For the proposal to ratify the appointment of Goldstein Golub and Kessler, LLP as our independent auditors for the fiscal year ending June 30, 2007:

For	Against	Abstain

13,362,344	185,007	83,393

Item 5.                    Other Information.

Effective January 1, 2007, a consulting agreement with Dr. John Thompson, a director, executive vice-president and chief scientific officer of our company, was amended to increase his monthly consulting fee from $5,200 to $5,416.

Item 6.                    Exhibits.

                                Exhibits.

3.1	Amended and Restated Certificate of Incorporation. (filed herewith)
10.1 +	Commercial License Agreement by and between the Company and ArborGen, LLC dated as of December 21, 2006. (filed herewith)
10.2 +	License Agreement by and between the Company and Bayer CropScience GmbH dated as of November 8, 2006. (filed herewith)
10.3	Amended and Restated 1998 Stock Incentive Plan, filed as exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-140238)
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350. (furnished herewith)
32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350. (furnished herewith)

+  Confidential Treatment has been requested for portions of this exhibit.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENESCO TECHNOLOGIES, INC.

DATE: February 14, 2007	By:	/s/ Bruce C. Galton
Bruce C. Galton, President
and Chief Executive Officer
(Principal Executive Officer)

DATE: February 14, 2007	By:	/s/ Joel Brooks
Joel Brooks, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)