Form 10-Q
period 2007-03-31
SENESCO TECHNOLOGIES INC
filed 2007-05-15
CIK 1035354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes: ☐                                                                                     No: ☒

As of April 30, 2007, 17,473,694 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION.

Item 1.	Financial Statements (Unaudited)

CONDENSED CONSOLIDATED BALANCE SHEETS as of March 31, 2007 and June 30, 2006

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2007 and 2006,
For the Nine Months Ended March 31, 2007 and 2006,
and From Inception on July 1, 1998 through March 31, 2007

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY From Inception on July 1, 1998 through March 31, 2007
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Nine Months Ended March 31, 2007 and 2006, and From Inception on July 1, 1998 through March 31, 2007

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

SIGNATURES

i

PART I.  FINANCIAL INFORMATION.

Item 1.                                                           Financial Statements.

Certain information and footnote disclosures required under United States generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  However, Senesco Technologies, Inc., a Delaware corporation, and its wholly owned subsidiary, Senesco, Inc., a New Jersey corporation (collectively, “Senesco” or the “Company”), believe that the disclosures are adequate to assure that the information presented is not misleading in any material respect.

The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire fiscal year.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2007	2006
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 464,287	$ 318,473
Short-term investments	750,000	850,000
Prepaid expenses and other current assets	102,999	139,584
Total Current Assets	1,317,286	1,308,057

Property and equipment, net	8,134	10,318
Intangibles, net	2,486,749	2,209,796
Security deposit	7,187	7,187
TOTAL ASSETS	$ 3,819,356	$ 3,535,358

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 87,541	$ 77,695
Accrued expenses	237,014	329,884
Deferred revenue	22,917	41,667
Total Current Liabilities	347,472	449,246

Grant payable	99,728	99,728
Other liability	30,501	34,418
TOTAL LIABILITIES	477,701	583,392

STOCKHOLDERS’ EQUITY:

Preferred stock, $0.01 par value; authorized 5,000,000 shares, no shares issued	—	—
Common stock, $0.01 par value; authorized 60,000,000 shares, issued and outstanding 17,473,694 and 15,477,388	174,737	154,774
Capital in excess of par	28,074,180	25,167,035
Deficit accumulated during the development stage	(24,907,262)	(22,369,843)
TOTAL STOCKHOLDERS’ EQUITY	3,341,655	2,951,966

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 3,819,356	$ 3,535,358

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,	For the Nine Months Ended March 31,	For the Nine Months Ended March 31,	From Inception on July 1, 1998 through March 31,
	2007	2006	2007	2006	2007

Revenue	$ 6,250	$ 35,416	$ 268,750	$ 60,416	$ 687,083

Operating Expenses:

General and administrative	514,189	428,579	2,001,068	1,499,770	19,022,582
Research and development	314,294	348,868	863,037	1,173,848	7,847,885
Total Operating Expenses	828,483	777,447	2,864,105	2,673,618	26,870,467

Loss From Operations	(822,233)	(742,031)	(2,595,355)	(2,613,202)	(26,183,384)

Sale of state income tax loss, net	—	—	—	—	586,442
Other noncash income	—	—	—	—	321,259
Interest income, net	20,916	24,610	57,936	84,650	368,421
Net Loss	$ (801,317)	$ (717,421)	$ (2,537,419)	$ (2,528,552)	$ (24,907,262)

Basic and Diluted Net Loss Per Common Share	$ (0.05)	$ (0.05)	$ (0.15)	$ (0.16)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	17,473,694	15,467,388	16,732,003	15,467,388

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FROM INCEPTION ON JULY 1, 1998 THROUGH MARCH 31, 2007

(unaudited)

	Common Stock		Capital in Excess of	Deficit Accumulated During the Development
	Shares	Amount	Par Value	Stage	Total

Common stock outstanding	2,000,462	$ 20,005	$ (20,005)	—	—

Contribution of capital	—	—	85,179	—	$ 85,179

Issuance of common stock in reverse merger on January 22, 1999 at $0.01 per share	3,400,000	34,000	(34,000)	—	—

Issuance of common stock for cash on May 21, 1999 at $2.63437 per share	759,194	7,592	1,988,390	—	1,995,982

Issuance of common stock for placement fees on May 21, 1999 at $0.01 per share	53,144	531	(531)	—	—

Issuance of common stock for cash on January 26, 2000 at $2.867647 per share	17,436	174	49,826	—	50,000

Issuance of common stock for cash on January 31, 2000 at $2.87875 per share	34,737	347	99,653	—	100,000

Issuance of common stock for cash on February 4, 2000 at $2.934582 per share	85,191	852	249,148	—	250,000

Issuance of common stock for cash on March 15, 2000 at $2.527875 per share	51,428	514	129,486	—	130,000

Issuance of common stock for cash on June 22, 2000 at $1.50 per share	1,471,700	14,718	2,192,833	—	2,207,551

(continued)

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FROM INCEPTION ON JULY 1, 1998 THROUGH MARCH 31, 2007

(unaudited)

	Common Stock		Capital in Excess of	Deficit Accumulated During the Development
	Shares	Amount	Par Value	Stage	Total

Commissions, legal and bank fees associated with issuances for the year ended June 30, 2000	—	—	$ (260,595)	—	$ (260,595)

Stock based compensation for the year ended June 30, 2000	—	—	1,475,927	—	1,475,927

Stock based compensation for the year ended June 30, 2001	—	—	308,619	—	308,619

Issuance of common stock and warrants for cash from November 30, 2001 through April 17, 2002 at $1.75 per unit	3,701,430	$ 37,014	6,440,486	—	6,477,500

Issuance of common stock and warrants associated with bridge loan conversion on December 3, 2001	305,323	3,053	531,263	—	534,316

Commissions, legal and bank fees associated with issuances for the year ended June 30, 2002	—	—	(846,444)	—	(846,444)

Stock based compensation for the year ended June 30, 2002	—	—	1,848,726	—	1,848,726

Stock based compensation for the year ended June 30, 2003	—	—	848,842	—	848,842

(continued)

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FROM INCEPTION ON JULY 1, 1998 THROUGH MARCH 31, 2007

(unaudited)

	Common Stock		Capital in Excess of	Deficit Accumulated During the Development
	Shares	Amount	Par Value	Stage	Total

Issuance of common stock and warrants for cash from January 15, 2004 through February 12, 2004 at $2.37 per unit	1,536,922	$ 15,369	$ 3,627,131	—	$ 3,642,500

Allocation of proceeds to warrants	—	—	(2,099,090)	—	(2,099,090)

Reclassification of warrants	—	—	1,913,463	—	1,913,463

Commissions, legal and bank fees associated with issuances for the year ended June 30, 2004	—	—	(378,624)	—	(378,624)

Stock based compensation for the year ended June 30, 2004	—	—	1,826,514	—	1,826,514

Options and warrants exercised during the year ended June 30, 2004 at exercise prices ranging from $1.00 - $3.25	370,283	3,704	692,945	—	696,649

Issuance of common stock and warrants for cash on May 9, 2005 at $2.11 per unit	1,595,651	15,957	3,350,872	—	3,366,829

Allocation of proceeds to warrants	—	—	(1,715,347)	—	(1,715,347)

Reclassification of warrants	—	—	1,579,715	—	1,579,715

Commissions, legal and bank fees associated with issuance on May 9, 2005	—	—	(428,863)	—	(428,863)

(continued)

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FROM INCEPTION ON JULY 1, 1998 THROUGH MARCH 31, 2007

(unaudited)

	Common Stock		Capital in Excess of	Deficit Accumulated During the Development
	Shares	Amount	Par Value	Stage	Total

Options and warrants exercised during the year ended June 30, 2005 at exercise prices ranging from $1.50 to $3.25	84,487	$ 844	$ 60,281	—	$ 61,125

Stock based compensation the year ended June 30, 2005	—	—	974,235	—	974,235

Fair market value of options and warrants granted and vested during the year ended June 30, 2006	—	—	677,000	—	677,000

Warrants exercised during the year ended June 30, 2006 at an exercise price of $0.01	10,000	100	—	—	100

Issuance of common stock and warrants for cash on October 11, 2006 at $1.135 per unit	1,986,306	19,863	2,229,628	—	2,249,491

Commissions, legal and bank fees associated with issuance on October 11, 2006	—	—	(230,483)	—	(230,483)

Stock based compensation for the nine months ended March 31, 2007	—	—	908,000	—	908,000

Warrants exercised during the nine months ended March 31, 2007 at an exercise price of $0.01	10,000	100	—	—	100

Net loss	—	—	—	$ (24,907,262)	(24,907,262)

Balance at March 31, 2007	17,473,694	$ 174,737	$ 28,074,180	$ (24,907,262)	$ 3,341,655

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended March 31,		From Inception on July 1, 1998 through March 31,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$ (2,537,419)	$ (2,528,552)	$ (24,907,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash capital contribution	—	—	85,179
Noncash conversion of accrued expenses into equity	—	—	131,250
Noncash income related to change in fair value of warrant liability	—	—	(321,259)
Issuance of common stock and warrants for interest	—	—	9,316
Stock based compensation	908,000	589,000	8,736,613
Depreciation and amortization	117,094	29,950	314,763
(Increase) decrease in operating assets:
Prepaid expense and other current assets	36,585	77,215	(102,999)
Security deposit	—	—	(7,187)
Increase (decrease) in operating liabilities:
Accounts payable	9,846	(68,502)	87,541
Accrued expenses	(92,870)	417,900	237,014
Deferred revenue	(18,750)	14,584	22,917
Other liability	(3,917)	24,062	30,501
Net cash used in operating activities	(1,581,431)	(1,444,343)	(15,683,613)

Cash flows from investing activities:
Patent costs	(390,381)	(532,482)	(2,640,236)
Redemption (purchase) of investments, net	100,000	2,117,900	(750,000)
Purchase of property and equipment	(1,482)	—	(169,410)
Net cash provided by (used in) investing activities	(291,863)	1,585,418	(3,559,646)

Cash flows from financing activities:
Proceeds from grant	—	9,578	99,728
Proceeds from issuance of bridge notes	—	—	525,000
Proceeds from issuance and exercises of common stock and warrants	2,019,108	—	19,082,818
Net cash provided by financing activities	2,019,108	9,578	19,707,546

Net increase (decrease) in cash and cash equivalents	145,814	150,653	464,287

Cash and cash equivalents at beginning of period	318,473	291,858	—

Cash and cash equivalents at end of period	$ 464,287	$ 442,511	$ 464,287

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$ —	$ —	$ 22,317

Supplemental schedule of noncash financing activity:
Conversion of bridge notes into stock	$ —	$ —	$ 534,316

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 2007, the results of its operations for the three-month and nine-month periods ended March 31, 2007 and 2006, cash flows for nine-month periods ended March 31, 2007 and 2006, and the results of its operations and cash flows for the period from inception on July 1, 1998 through March 31, 2007.

Interim results are not necessarily indicative of results for the full fiscal year.

Note 2 – Liquidity:

The operations of the Company to date have required significant cash expenditures.  As shown in the accompanying financial statements, the Company has a history of losses with a deficit accumulated during the development stage from inception through March 31, 2007 of $24,907,262.  The future capital requirements of the Company will depend on the results of its research and development activities, preclinical studies and competitive and technological advances.

The Company does not expect that its revenue and/or cash will cover its expenses during the next twelve months.  As a result, the Company will need to obtain more funding in the future through collaborations or other arrangements with research institutions and corporate partners or public and private offerings of its securities, including debt or equity financing.

Note 3 – Intangible Assets:

The Company conducts research and development activities, the cost of which is expensed as incurred, in order to generate patents that can be licensed to third parties in exchange for license fees and royalties.  Because the patents are the basis of the Company’s future revenue, the patent costs are capitalized.   The capitalized patent costs represent the outside legal fees incurred by the Company to submit and undertake all necessary efforts to have such patent applications issued as patents.

The length of time that it takes for an initial patent application to be approved is generally between four to six years, however, due to the unique nature of each patent application, the actual length of time may vary.  If a patent application is denied, the associated cost of that application would be written off.  However, the Company has not had any patent applications denied as of the date of this Report on Form 10-Q.  Additionally, should a patent application become impaired during the application process, the Company would write down or write off the associated cost of that patent application.

The Company had determined that the economic benefit of the patent applications did not begin until they were issued.  As such, the Company would amortize the issued patent costs beginning on the date of issue, but did not amortize the cost of patent applications that were still pending.  Due to the increasing number and scope of license agreements the Company has entered into, the Company has determined that it is now receiving the economic benefit of the patent applications as well as the issued patents and has begun amortizing the patent application costs during the three month period ended March 31, 2007.

Patent costs are being amortized over a period of 17 years, the life of the patent.

The Company assesses the impairment in value of intangible assets whenever events or circumstances indicate that their carrying value may not be recoverable.  Factors the Company considers important which could trigger an impairment review include the following:

•     significant negative industry trends:

•     significant underutilization of the assets:

•     significant changes in how the Company uses the assets or its plans for their use; and

•     changes in technology and the appearance of competing technology.

If the Company’s review determines that the future discounted cash flows related to these assets will not be sufficient to recover their carrying value, the Company will reduce the carrying values of these assets down to its estimate of fair value and continue amortizing them over their remaining useful lives.  To date, the Company has not recorded any impairment of intangible assets.

Note 4 - Loss Per Share:

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  As of March 31, 2007, shares to be issued upon the exercise of options and warrants aggregating 9,007,810 at an average exercise price of $2.47, and as of March 31, 2006, shares to be issued upon the exercise of options and warrants aggregating 8,306,591 at an average price of $2.88 are not included in the computation of diluted loss per share as the effect is anti-dilutive.

Note 5 – Share-Based Transactions:

The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee.  Generally, the awards vest based upon time-based conditions.

The fair value of each stock option granted has been determined using the Black-Scholes model.  The material factors incorporated in the Black-Scholes model in estimating the value of the options include the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Estimated life in years	8-10	6-10	8-10	6-10
Risk-free interest rate (1)	4.7%	4.2%-4.5%	4.6%-4.7%	4.2%-4.5%
Volatility	70%	70%-148%	70	70%-148%
Dividend paid	None	None	None	None

(1)           represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term.

The ultimate values of the options will depend on the future price of the Company’s Common Stock, which cannot be forecast with reasonable accuracy.

A summary of changes in the stock option plan for the nine month period ended March 31, 2007 is as follows:

	Number of	Weighted-Average
	Options	Exercise Price
Outstanding at July 1, 2006	2,426,500	$2.56
Granted	328,000	1.08
Exercised	—	—
Canceled	(90,000)	3.78

Outstanding at March 31, 2007	2,664,500	$2.34

Exercisable at March 31, 2007	2,414,834	$2.45

A summary of changes to the non-vested stock options for the nine month period ended March 31, 2007 is as follows:

		Weighted-Average
	Number of	Grant-Date
	Options	Fair Value
Non-vested stock options at July 1, 2006	245,163	$1.47
Granted	193,667.85
Vested	(189,164)	1.63
Forfeited	—	—

Non-vested stock options at March 31, 2007	249,666	$.87

As of March 31, 2007, the aggregate intrinsic value of stock options outstanding was $0, with a weighted-average remaining term of 5.9 years.  The aggregate intrinsic value of stock options exercisable at that same date was $0, with a weighted-average remaining term of 5.5 years.  As of March 31, 2007, the Company has 3,245,500 shares available for future stock option grants.

As of March 31, 2007, total compensation expense not yet recognized related to stock option grants amounted to approximately $255,000, which will be recognized over the next 21 months.

Note 6 – Revenue Recognition:

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

Note 7 – Stockholders Equity:

On October 11, 2006, the Company completed a private placement to certain members of the Company’s board of directors, institutional and accredited investors (the “Private Placement”) for an aggregate amount of 1,986,306 shares of common stock, $0.01 par value (the “Common Stock”) and warrants to purchase 993,153 shares of Common Stock for the aggregate cash consideration of $2,249,491.  The Private Placement offered units of one share of Common Stock and a five-year warrant to purchase 0.50 shares of Common Stock, at a price equal to $1.1325 per unit.  The warrants were issued at an exercise price equal to $1.18 per share, with such warrants vesting on the date of grant, but not exercisable for a six-month period from the date of closing.  The costs associated with the Private Placement totaled $230,483.  In addition, the Company entered into a Registration Rights Agreement with these purchasers.  The Registration Rights Agreement required the Company to file a registration statement for the shares within 30 days of the closing date (the “Filing Date”), and to have such registration statement declared effective within 120 days of the closing date (the “Effective Date”).  If the Company failed to file a registration statement on or before the Filing Date, it was required to pay to each purchaser in the Private Placement 1.0% of the aggregate purchase price for each 30 day period that such registration statement had not been filed.  If the registration statement was not declared effective on or before the Effective Date, the Company was required to pay to each purchaser in the Private Placement 2.0% of the aggregate purchase price paid by such purchaser for the first thirty day period following the Effective Date and 1.0% for each thirty day period thereafter, with all payments subject to a maximum of 10.0% of the purchase price.    The Company filed such registration statement for the shares and such registration statement was declared effective on November 27, 2006.

H.C. Wainwright and Co., Inc. (“Wainwright”) acted as the placement agent for the Private Placement.  As consideration for their services to the Company, Wainwright was issued a five-year warrant to purchase 139,041 shares of Common Stock, at a strike price equal to $1.07.  Such warrant is immediately exercisable.

On October 11, 2006, the Company entered into a three-year non-exclusive financial advisory agreement with Stanford Group Company (“Stanford”).  As compensation under the agreement, previously issued warrants that were purchased by Stanford and its affiliates in a private placement were amended.  The original exercise prices of the 1,500,000 shares of Common Stock underlying the warrants, 750,000 of which had an exercise price of $3.25 and 750,000 of which had an exercise price of $2.00, were reduced to $2.00 and $1.50, respectively.  Additionally, the original expiration dates of December 2006 and January 2007 were each extended for a three-year period through December 2009 and January 2010, respectively.  Stock-based compensation in the amount of $683,000 related to the amendment of such warrants was recorded during the six-month period ended December 31, 2006. The agreement may be terminated by either party upon sixty days written notice.  Stanford was also granted piggyback registration rights in connection with the shares underlying the warrants.

Note 8 – Significant Events:

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

Overview

Our Business

We are a development stage biotechnology company whose mission is to utilize our patented and patent-pending genes, primarily eucartyotic translation initiation Factor 5A, or Factor 5A, and deoxyhypusine synthase, or DHS, and related technologies for inhibition, i.e. SIRNA, in human health applications, to:

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

•                  increasing the survival rate of mice in a lethal challenge sepsis model.  Additionally, a broad spectrum of systemic pro-inflammatory cytokines were down-regulated;

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

Inhibiting Apoptosis

We believe that down-regulation of our proprietary Factor 5A gene may have potential application as a means for controlling a broad range of diseases that are attributable to premature apoptosis, ischemia, or inflammation. Apoptotic diseases include glaucoma, heart disease, and certain inflammatory diseases such as Crohn’s disease, sepsis and rheumatoid arthritis, among others.  We are engaged in preclinical research on a variety of these diseases. Using small inhibitory RNA’s, or siRNA’s, against the apoptosis isoform of Factor 5A to inhibit its expression, we have reduced pro-inflammatory cytokine formation and formation of receptors for liposolysaccharide, or LPS, interferon-gamma and TNF-alpha.  In-vitro experiments have shown that siRNA’s against Factor 5A protected human lamina cribrosa (optic nerve) and colon epithelial cells from TNF alpha induced apoptosis.  We have also determined that inhibiting the apoptosis isoform of Factor 5A down-regulates MAPK, NFkB and JAK1 and decreases the inflammatory cytokines formed through these pathways. Additionally, we have shown in a mouse study that our siRNA is comparable to a steroid and to a prescription anti-TNF drug in its ability to reduce cytokine response to LPS.  In-vivo mouse studies have shown that the siRNA against Factor 5A (i) protects thymocyte cells from apoptosis and decreases formation of myeloperoxidase, or MPO, TNF, MIP-1alpha, and IL-1 in the lungs of mice challenged with LPS; and (ii) increases the survival rate in which sepsis was induced by a lethal injection of LPS and reduced blood serum levels of inflammatory proteins, such as IL-1, IL-2, IL-6, IL-12, TNFa, IFNg and MIP-1alpha, while not effecting IL-10, an anti-inflammatory cytokine.  The siRNA’s against Factor 5A are currently being tested in several preclinical in-vivo inflammatory disease models. Other experiments utilizing siRNA to Factor 5A include inhibition of cell death, or apoptosis, during the processing of mouse pancreatic beta islet cells for transplantation, and the inhibition of viral replication in a human cell line infected with HIV-1.

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

Our planned future pre-clinical research and development initiatives for human health include:

•                  Pancreatic Islets isolated for transplantation.  Initiated an animal study that will be focused on a method to improve the transfection efficiency on pancreatic islet cells treated with the siRNA to Factor 5A prior to harvesting for processing.  Improving transfection efficiency may further increase the number of islet cells surviving the processing procedure and may allow for a greater yield of islet cells per donor.

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

•                  Delivery Systems.  We will be evaluating a number of delivery systems in an effort to maximize the efficacy of eIF-5A.

•                  Inflammatory Bowel Disease.  Different routes of administering siRNA to eIF-5A will be considered in a effort to optimize cell protection against pro-inflammatory cytokines.

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

In order to pursue the above research initiatives, as well as other research initiatives that may arise, including the planning of potential toxicity studies and clinical trials, it will be necessary for us to raise a significant amount of working capital.  If we are unable to raise the necessary funds, we may be required to significantly curtail the above research initiative and we will be unable to pursue other possible research initiatives.

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

•                  more efficient use of fertilizer; and

•                  advancement to field trials in banana, lettuce, trees, and certain bedding plants.

Together with our commercial partners, we are currently working with lettuce, turfgrass, tomato, canola, banana, alfalfa, and certain species of trees and bedding plants, and we have obtained proof of concept for enhanced post harvest shelf life, seed yield, biomass, and resistance to disease in several of these plant species.  We have ongoing field trials of certain trees, lettuce and bananas with our respective partners.  The first round of lettuce field trials showed that our technology reduced browning in cut lettuce.  The first and second round of banana field trials have shown that our technology extends the shelf life of banana fruit by 100%.  In addition to the post harvest shelf life benefits, field trials generated encouraging disease tolerance data, specific to Black Sigatoka (Black Leaf Streak Disease), for banana plants. Additional field trials for banana plants are planned for Black Sigatoka.  Commercialization by our partners may require a combination of traits in a crop, such as both post harvest shelf life and disease resistance, or other traits.  Our near-term research and development initiatives include modulating the expression of DHS and Factor 5A genes in these plants and propagation and phenotype testing of such plants.

Our ongoing research and development initiatives for agriculture include assisting our license and joint venture partners to:

•                  further develop and implement the DHS and Factor 5A gene technology in lettuce, banana, oil seed crops, turfgrass, bedding plants, tomato, alfalfa, and trees; and

•                  test the resultant crops for new beneficial traits such as increased yield, increased tolerance to environmental stress, disease resistance and more efficient use of fertilizer.

Commercialization Strategy

In order to address the complexities associated with marketing and distribution in the worldwide market, we have adopted a multi-faceted commercialization strategy, in which we have entered into and plan to enter into additional licensing agreements or other strategic relationships with a variety of companies or other entities on a crop-by-crop basis.  We anticipate revenues from these relationships in the form of licensing fees and royalties from our partners, usage fees in the case of the agreement with Poet, formerly the Broin Company, or sharing gross profits in the case of the joint venture with Rahan Meristem.  In addition, we anticipate payments from our partners upon our achievement of certain research and development benchmarks.  This commercialization strategy allows us to generate revenue at various stages of product development, while ensuring that our technology is incorporated into a wide variety of crops.

Our optimal partners combine the technological expertise to incorporate our technology into their product line along with the ability to successfully market the enhanced final product, thereby eliminating the need for us to develop and maintain a sales force.

On November 8, 2006, we entered into a license agreement with Bayer CropScience GmbH for the development and commercialization of Canola.  Under the terms of the license agreement, we received an upfront payment, will receive milestone payments upon the achievement of certain development milestones and will receive commercialization fees based upon specified benchmarks.

On December 21, 2006, we converted our development agreement with ArborGen, LLC into a commercial license agreement for the development and commercialization of certain species of trees.  Under the terms of the license agreement, we will receive certain annual payments over the next two years and, additionally, upon commercialization, a royalty on incremental net sales.

Through March 31, 2007, we have entered into six license agreements and one joint venture with established agricultural biotechnology companies or, in the case of Poet (formerly Broin), an established ethanol company.

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

Generally, the approximate time to complete each sequential development step is as follows:

Seed Transformation	approximately 1 to 2 years
Greenhouse	approximately 1 to 2 years
Field Trials	approximately 2 to 5 years

The actual amount of time spent on each development phase depends on the crop, its growth cycle and the success of the transformation achieving the desired results.  As such, the amount of time for each phase of development could vary, or the time frames may change.

The development of our technology with Poet is different than our other licenses in that we are modifying certain production inputs for ethanol.  That process involves modifying the inputs, testing such inputs in Poet’s production process and, if successful, implementing such inputs in Poet’s production process on a plant by plant basis.

The current status of each of our projects with our partners is as follows:

Project	Partner	Current Status
Banana	Rahan Meristem
- Shelf Life		Field Trials
- Disease		Field Trials
Lettuce	Harris Moran
- Browning		Field Trials
- Disease		Field Trials
Trees	ArborGen
- Growth		Field Trials
Alfalfa	Cal / West	Greenhouse
Turfgrass	The Scotts Company	Greenhouse
Bedding Plants	The Scotts Company	Greenhouse
Canola	Bayer CropScience	Just Initiated
Ethanol	Poet	Modify Inputs

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

Patent and Patent Applications

To date, we have been granted twelve patents by the United States Patent and Trademark Office, or PTO, and eleven patents from foreign countries, twenty of which are for use of our technology in agricultural applications and three of which relates to human health applications.

In addition to our twenty-three patents, we have a wide variety of patent applications, including divisional applications and continuations-in-part, in process with the PTO and internationally.  We intend to continue our strategy of enhancing these new patent applications through the addition of data as it is collected.

Liquidity and Capital Resources

Overview

As of March 31, 2007, our cash balance and investments totaled $1,214,287, and we had working capital of $969,814.  As of March 31, 2007, we had a federal tax loss carryforward of approximately $15,957,000 and a state tax loss carry-forward of approximately $8,487,000 to offset future taxable income. We cannot assure you that we will be able to take advantage of any or all of such tax loss carryforwards, if at all, in future fiscal years.

Contractual Obligations

The following table lists our cash contractual obligations as of March 31, 2007:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Research and Development Agreements (1)	$225,000	$225,000	$—	$—	$—
Facility, Rent and Operating Leases (2)	$328,320	$77,368	$157,472	$93,480	$—
Employment, Consulting and Scientific Advisory Board Agreements (3)	$592,051	$582,884	$9,167	$—	$—
Total Contractual Cash Obligations	$1,145,371	$885,252	$166,639	$93,480	$—

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

Effective September 1, 2006, we extended our research and development agreement with the University of Waterloo for an additional one-year period through August 31, 2007, in the amount of CAD $631,050 or approximately USD $566,000. Research and development expenses under this agreement for the three months and nine months ended March 31, 2007 aggregated USD $137,530 and USD $433,872, respectively, and USD $3,761,304 for the cumulative period from inception through March 31, 2007. Total research and development expenses for the three months and nine months ended March 31, 2006 aggregated $314,294 and $863,037, respectively, and $7,847,885 for the cumulative period from inception through March 31, 2007.

Capital Resources

Since inception, we have generated revenues of $687,083 in connection with the initial fees and milestone payments received under our license and development agreements.  We have not been profitable since inception, we will continue to incur additional operating losses in the future, and we will require additional financing to continue the development and subsequent commercialization of our technology.  While we do not expect to generate significant revenues from the licensing of our technology for the next one to three years, we may enter into additional licensing or other agreements with marketing and distribution partners that may result in additional license fees, receive revenues from contract research, or other related revenue.

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

We anticipate that, based upon our current cash and investments, we will be able to fund our operations for the next six months. Over the next twelve months, we plan to fund our research and development and commercialization activities by (i) utilizing our current cash balance and investments, (ii) achieving some of the milestones set forth in our current licensing agreements, (iii) through the execution of additional licensing agreements for our technology, and (iv) through a sale of our securities.  We cannot assure you that we will be able to raise money through any of the foregoing transactions, or on favorable terms, if at all.

Changes to Critical Accounting Policies and Estimates

Except as described below, there have been no changes to our critical accounting policies and estimates as set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

We had determined that the economic benefit of the patent applications did not begin until they were issued.  As such, we would amortize the issued patent costs beginning on the date of issue, but did not amortize the cost of patent applications that were still pending.  Due to the increasing number and scope of license agreements we have entered into, we have determined that we are now receiving the economic benefit of the patent applications as well as the issued patents and have begun amortizing the patent application costs during the three month period ended March 31, 2007.

Results of Operations

Three Months Ended March 31, 2007 and Three Months Ended March 31, 2006

The net loss for the three-month period ended March 31, 2007 was $801,317 and the net loss for the three-month period ended March 31, 2006 was $717,421, an increase of $83,896, or 11.7%.  This increase was primarily the result of a decrease in revenue and an increase in general and administrative expenses, which was partially offset by a decrease in research and development expenses.

Revenue

Total revenues consisted of initial payments and the amortized portion of previous milestone payments on our agricultural development and license agreements.  During the three-month period ended March 31, 2007, revenue of $6,250 consisted of the amortized portion of previous milestone payments received in connection with certain development and license agreements.  During the three-month period ended March 31, 2006, revenue of $35,416 consisted of current milestone payments and the amortized portion of previous milestone payments received in connection with certain development and license agreements.

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

Operating Expenses

	Three Months Ended March 31,
	2007	2006	Change	%
	(in thousands, except % values)
General and administrative	$514	$428	$86	20.1%
Research and development	314	349	(35)	(10.0)%
Total operating expenses	$828	$777	$51	6.6%

We expect operating expenses to increase over the next twelve months as we anticipate that research and development expenses will increase as we continue to expand our research and development activities.

General and Administrative Expenses

	Three Months Ended March 31,
	2007	2006	Change	%
	(in thousands, except % values)
Stock-based compensation	$47	$82	$(35)	(42.7)%
Payroll and benefits	157	157	—	—
Investor relations	57	68	(11)	(16.2)%
Professional fees	87	47	40	85.1%
Depreciation and amortization	102	10	92	920.0%
Other general and administrative	64	64	—	—
Total general and administrative	$514	$428	$86	20.1%

•                  Stock-based compensation consists primarily of the amortized portion of Black-Scholes value of options and warrants granted to directors, employees and consultants. During the three-month periods ended March 31, 2007 and 2006 there were no options or warrants granted to such directors, employees and consultants.  The decrease is due to a decrease in the Black-Scholes value related to the options granted on December 14, 2006 and December 14, 2005, which, due to market conditions, were at a lower market price than the options granted on December 16, 2004.

•                  Investor relations decreased primarily as a result of a decrease in the amount of consulting fees incurred.

•                  Professional fees increased primarily as a result of an increase in legal fees and accounting fees.

•                  Depreciation and amortization increased primarily as a result of an increase in amortization of patent costs.  During the three months ended March 31, 2007, we began amortizing the cost of our pending patent applications.

We expect general and administrative expenses to modestly increase over the next twelve months primarily due to an increase in legal and accounting fees related to the increased regulatory environment surrounding our business.

Research and Development Expenses

	Three Months Ended March 31,
	2007	2006	Change	%
	(in thousands, except % values)
Stock-based compensation	$14	$23	$(9)	(39.1)%
Other research and development	300	326	(26)	(8.0)%
Total research and development	$314	$349	$(35)	(10.0)%

•                                    Stock-based compensation consists primarily of the amortized portion of Black-Scholes value of options and warrants granted to research and development consultants and employees. During the three-month periods ended March 31, 2007 and 2006 there were no options granted to such consultants and employees. The decrease is due to a decrease in the Black-Scholes value related to the options granted on December 14, 2006 and December 14, 2005, which, due to market conditions, were at a lower market price than the options granted on December 16, 2004.

•                  Other research and development costs decreased primarily as a result of a decrease in the costs related to our human health and agricultural research programs.

The breakdown of our research and development expenses between our agricultural and human health research programs is as follows:

	Three Months Ended March 31,
	2007	%	2006	%
	(in thousands, except % values)
Agricultural	$185	59%	$200	57%
Human health	129	41%	149	43%
Total research and development	$314	100%	$349	100%

Our agricultural research expenses decreased during the three-month period ended March 31, 2007 primarily as a result of a decrease in the budget with respect to our research agreement at the University of Waterloo and a decrease in stock-based compensation.

Our human health expenses decreased during the three-month period ended March 31, 2007 as we have (i) concluded certain phases of our research projects but have not yet begun the next phase of those projects; and (ii) as a result of a decrease in stock-based compensation.  We expect the percentage of human health research programs to increase as a percentage of the total research and development expenses as we continue our current research projects and begin new human health initiatives.

Interest Income

Interest income decreased during the three-month period ended March 31, 2007 primarily as a result of a lower cash balance and short-term investments, which was partially offset by higher interest rates.

Nine Months Ended March 31, 2007 and Nine Months Ended March 31, 2006

The net loss for the nine-month period ended March 31, 2007 was $2,537,419.  The net loss for the nine-month period ended March 31, 2006 was $2,528,552.  This is a increase of $8,867, or 0.4%.  This increase was primarily the result of an increase in general and administrative expenses, which was partially offset by an increase in revenue and a decrease in research and development expenses.

Revenue

Total revenues consisted of initial payments and the amortized portion of previous milestone payments on our agricultural development and license agreements.  During the nine-month period ended March 31, 2007, revenue of $268,750 consisted of initial and milestone payments and the amortized portion of previous milestone payments received in connection with certain development and license agreements.  During the nine-month period ended March 31, 2006, revenue of $60,416 consisted of current milestone payments and the amortized portion of previous milestone payments received in connection with certain development and license agreements.

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

Operating Expenses

	Nine Months Ended March 31,
	2007	2006	Change	%
	(in thousands, except % values)
General and administrative	$2,001	$1,500	$501	33.4%
Research and development	863	1,174	(311)	(26.5)%
Total operating expenses	$2,864	$2,674	$190	7.1%

We expect operating expenses to increase over the next twelve months as we anticipate that research and development expenses will increase as we continue to expand our research and development activities.

General and Administrative Expenses

	Nine Months Ended March 31,
	2007	2006	Change	%
	(in thousands, except % values)
Stock-based compensation	$860	$408	$452	110.8%
Payroll and benefits	461	452	9	2.0%
Investor relations	218	267	(49)	(18.4)%
Professional fees	177	167	10	6.0%
Depreciation and amortization	117	30	87	290.0%
Other general and administrative	168	176	(8)	(4.5)%
Total general and administrative	$2,001	$1,500	$501	33.4%

•                  Stock-based compensation consists primarily of the Black-Scholes value of warrants extended and repriced in connection with a financial advisory agreement entered into on October 11, 2006 and the amortized portion of Black-Scholes value of options and warrants granted to directors, employees and consultants. During the nine-month periods ended March 31, 2007 and 2006 there were 240,000 and 235,000 options granted to such directors, employees and consultants and 2,500 and 5,000 warrants granted to a consultant.

•                  Payroll and benefits increased primarily as a result of salary and health insurance rate increases.

•                  Investor relations decreased primarily as a result of a decrease in the amount of consulting fees incurred.

•                  Professional fees increased primarily as a result of an increase in accounting fees which was partially offset by a decrease in legal fees.

•                  Depreciation and amortization increased primarily as a result of an increase in amortization of patent costs.  During the three months ended March 31, 2007, we began amortizing the cost of our pending patent applications.

We expect general and administrative expenses to modestly increase over the next twelve months primarily due to an increase in legal and accounting fees related to the increased regulatory environment surrounding our business.

Research and Development Expenses

	Nine Months Ended March 31,
	2007	2006	Change	%
	(in thousands, except % values)
Stock-based compensation	$48	$181	$(133)	(73.5)%
Other research and development	815	993	(178)	(17.9)%
Total research and development	$863	$1,174	$(311)	(26.5)%

•                                    Stock-based compensation consists primarily of the amortized portion of Black-Scholes value of options and warrants granted to research and development consultants and employees. During the nine-month period ended March 31, 2007, there were 88,000 options granted to such consultants and employees and during the nine-month period ended March 31, 2006, there were 83,000 options granted to such consultants and employees. The decrease is due to a decrease in the Black-Scholes value related to the options granted on December 14, 2006 and December 14, 2005, which, due to market conditions, were at a lower market price than the options granted on December 16, 2004.

•                                    Other research and development costs decreased primarily as a result of a decrease in the costs related to our human health and agricultural research programs.

The breakdown of our research and development expenses between our agricultural and human health research programs is as follows:

	Nine Months Ended March 31,
	2007	%	2006	%
	(in thousands, except % values)
Agricultural	$526	61%	$621	53%
Human health	337	39%	553	47%
Total research and development	$863	100%	$1,174	100%

Our agricultural research expenses decreased during the nine-month period ended March 31, 2007 primarily as a result of a decrease in the budget in connection with our research agreement at the University of Waterloo and a decrease in stock-based compensation.

Our human health expenses decreased during the nine-month period ended March 31, 2007 as we have concluded certain phases of our research projects but have not yet begun the next phase of those projects as well as a decrease in stock-based compensation.  We expect the percentage of human health research programs to increase as a percentage of the total research and development expenses as we continue our current research projects and begin new human health initiatives.

Interest Income

Interest income decreased during the nine-month period ended March 31, 2007 primarily as a result of a lower cash balance and short-term investments.

Period From Inception on July 1, 1998 through March 31, 2007

From inception of operations on July 1, 1998 through March 31, 2007, we had revenues of $687,083, which consisted of the initial license fees and milestone payments in connection with our various development and license agreements.  We do not expect to generate significant revenues for approximately the next one to three years, during which time we will continue to engage in significant research and development efforts.

We have incurred losses each year since inception and have an accumulated deficit of $24,907,262 at March 31, 2007.  We expect to continue to incur losses as a result of expenditures on research and development and administrative activities.

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

Item 4.                                   Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2007.  Based on this evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine-month ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We are a development stage biotechnology company with a limited operating history and limited assets and capital.  We have incurred losses each year since inception and have an accumulated deficit of $24,907,262 at March 31, 2007.  We have generated minimal revenues by licensing our technology for certain crops to companies willing to share in our development costs. However, our technology may not be ready for widespread commercialization for several years. We expect to continue to incur losses for the next several years because we anticipate that our expenditures on research and development, commercialization and administrative activities will significantly exceed our revenues during that period. We cannot predict when, if ever, we will become profitable.

We may need additional capital to fund our operations until we are able to generate a profit.

Our operations to date have required significant cash expenditures.  Our future capital requirements will depend on the results of our research and development activities, preclinical studies and competitive and technological advances.

We do not expect that our revenue and/or cash will cover our expenses during the next twelve months.  As a result, we will need to obtain more funding in the future through collaborations or other arrangements with research institutions and corporate partners or public and private offerings of our securities, including debt or equity financing.  We may not be able to obtain adequate funds for our operations from these sources when needed or on acceptable terms.  Future collaborations or similar arrangements may require us to license valuable intellectual property to, or to share substantial economic benefits with, our collaborators.  If we raise additional capital by issuing additional equity or securities convertible into equity, our stockholders may experience dilution and our share price may decline.  Any debt financing may result in restrictions on our spending.

If we are unable to raise additional funds, we will need to do one or more of the following:

•                  delay, scale-back or eliminate some or all of our research and product development programs;

•                  license third parties to develop and commercialize products or technologies that we would otherwise seek to develop and commercialize ourselves.

•                  attempt to sell our company;

•                  cease operations; or

•                  declare bankruptcy.

We will continue to maintain an appropriate level of spending over the upcoming fiscal year, given the uncertainties inherent in our business and our current liquidity position.  We believe that at the current rate of spending, we should have sufficient cash funds to maintain our present operations for the next six months.

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

As of March 31, 2007, we had cash and highly-liquid investments valued at $1,214,287 and working capital of $969,814.  Using our available reserves as of March 31, 2007, we believe that we can operate according to our current business plan for the next six months.  To date, we have generated minimal revenues and anticipate that our operating costs will exceed any revenues generated over the next several years. Therefore, we will be required to raise additional capital in the future in order to operate according to our current business plan, and this funding may not be available on favorable terms, if at all.  If we are unable to raise additional funds, we will need to do one or more of the following:

•                  delay, scale back or eliminate some or all of our research and development programs;

•                  license third parties to develop and commercialize our technology that we would otherwise seek to develop and commercialize ourselves;

•                  seek strategic alliances or business combinations, or attempt to sell our company; or

•                  cease operations.

In addition, in connection with any funding, if we need to issue more equity securities than our certificate of incorporation currently authorizes, or more than 20% of the shares of our common stock outstanding, we may need stockholder approval.  If stockholder approval is not obtained or if adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. Investors may experience dilution in their investment from future offerings of our common stock. For example, if we raise additional capital by issuing equity securities, such an issuance would reduce the percentage ownership of existing stockholders.  In addition, assuming the exercise of all options and warrants outstanding, as of March 31, 2007, we had 33,425,429 shares of common stock authorized but unissued, which may be issued from time to time by our board of directors without stockholder approval.  Furthermore, we may need to issue securities that have rights, preferences and privileges senior to our common stock.  Failure to obtain financing on acceptable terms would have a material adverse effect on our liquidity.

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

We have been issued twelve patents by the U.S. Patent and Trademark Office, or PTO, and eleven patents from foreign countries.  We have also filed numerous patent applications for our technology in the United States and in several foreign countries, which technology is vital to our primary business, as well as several Continuations in Part on these patent applications.  Our success depends in part upon the grant of patents from our pending patent applications.

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

As of March 31, 2007, our executive officers, directors and affiliated entities together beneficially own approximately 38.8% of the outstanding shares of our common stock, assuming the exercise of options and warrants which are currently exercisable or will become exercisable within 60 days of March 31, 2007, held by these stockholders. As a result, these stockholders, acting together, will be able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders.  Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

Our stockholders may experience substantial dilution as a result of the exercise of outstanding options and warrants to purchase our common stock.

As of March 31, 2007, we have granted options outside of our stock option plan to purchase 10,000 shares of our common stock and outstanding warrants to purchase 6,426,377 shares of our common stock.  In addition, as of March 31, 2007, we have reserved 6,000,000 shares of our common stock for issuance upon the exercise of options granted pursuant to our stock option plan, 2,754,500 of which have been granted, 90,000 of which have been exercised since inception, 2,664,500 of which are outstanding, and 3,245,500 of which may be granted in the future.  The exercise of these options and warrants will result in dilution to our existing stockholders and could have a material adverse effect on our stock price.

A significant portion of our total outstanding shares of common stock may be sold in the market in the near future, which could cause the market price of our common stock to drop significantly.

As of March 31, 2007, we had 17,473,694 shares of our common stock issued and outstanding, of which approximately 1,595,651 shares and 1,986,306 shares are registered pursuant to registration statements on Form S-3, which were declared effective on June 17, 2005 and November 27, 2006, respectively, and the remainder of which are either eligible to be sold under SEC Rule 144 or are in the public float.  In addition, we have registered 965,380 shares and 2,701,715 shares of our Common Stock underlying warrants previously issued on the Form S-3 registration statements that was declared effective on June 17, 2005 and November 27, 2006, respectively, and we registered 6,000,000 shares of our common stock underlying options granted or to be granted under our stock option plan.  Consequently, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, may have a material adverse effect on our stock price.

Our common stock has a limited trading market, which could limit your ability to resell your shares of common stock at or above your purchase price.

Our common stock is quoted on the American Stock Exchange and currently has a limited trading market.  The American Stock Exchange requires us to meet minimum financial requirements in order to maintain our listing.  Currently, we do not meet the continued

listing requirements of the American Stock Exchange.  We cannot assure you that an active trading market will develop or, if developed, will be maintained.  As a result, our stockholders may find it difficult to dispose of shares of our common stock and, as a result, may suffer a loss of all or a substantial portion of their investment.

We currently do not meet the American Stock Exchange continued listing standards.  If our common stock is delisted from the American Stock Exchange, we may not be able to list on any other stock exchange, and our common stock may be subject to the “penny stock” regulations which may affect the ability of our stockholders to sell their shares.

The American Stock Exchange requires us to meet minimum financial requirements in order to maintain our listing.  Currently, we do not meet the $4,000,000 minimum net worth continued listing requirement of the American Stock Exchange.  If we continue not to meet the continued listing requirements, we could be delisted.  If we are delisted from the American Stock Exchange, our common stock likely will become a “penny stock.”  In general, regulations of the SEC define a “penny stock” to be an equity security that is not listed on a national securities exchange or the NASDAQ Stock Market and that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  If our common stock becomes a penny stock, additional sales practice requirements would be imposed on broker-dealers that sell such securities to persons other than certain qualified investors.  For transactions involving a penny stock, unless exempt, a broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale.  In addition, the rules on penny stocks require delivery, prior to and after any penny stock transaction, of disclosures required by the SEC.

If our stock is not accepted for listing on the American Stock Exchange, we will make every possible effort to have it listed on the Over the Counter Bulletin Board, or the OTC Bulletin Board.  If our common stock were to be traded on the OTC Bulletin Board, the Securities Exchange Act of 1934, as amended, and related Securities and Exchange Commission (SEC) rules would impose additional sales practice requirements on broker-dealers that sell our securities.  These rules may adversely affect the ability of stockholders to sell our common stock and otherwise negatively affect the liquidity, trading market and price of our common stock.

We believe that the listing of our common stock on a recognized national trading market, such as the American Stock Exchange, is an important part of our business and strategy.  Such a listing helps our stockholders by providing a readily available trading market with current quotations.  Without that, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock would likely decline.  The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded it by other parties.  In that regard, the absence of a listing on a recognized national trading market will also affect our ability to benefit from the use of our operations and expansion plans, including for use in licensing agreements, joint ventures, the development of strategic relationships and acquisitions, which are critical to our business and strategy and none of which is currently the subject of any agreement, arrangement or understanding, with respect to any future financing or strategic relationship it may undertake.  The delisting from the American Stock Exchange would result in negative publicity and would negatively impact our ability to raise capital in the future.

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

SENESCO TECHNOLOGIES, INC.

DATE: May 15, 2007	By:	/s/ Bruce C. Galton
Bruce C. Galton, President
and Chief Executive Officer
(Principal Executive Officer)

DATE: May 15, 2007	By:	/s/ Joel Brooks
Joel Brooks, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)