Form 10-K/A
period 2007-06-30
SENESCO TECHNOLOGIES INC
filed 2007-10-29
CIK 1035354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

None
(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	American Stock Exchange

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

The following documents are incorporated by reference into the Annual Report on Form 10-K/A:  None.

Explanatory Note

We are filing this Amended and Restated Annual Report on Form 10-K of Senesco Technologies, Inc. (the “Form 10-K”) to include the information required by Part III of the Form 10-K as we no longer anticipate filing our proxy statement for the 2007 annual meeting, within 120 days of June 30, 2007.  With the exception of the inclusion of information required by Part III, no information contained in this Form 10-K has been changed.

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

           The status of each of our projects with our partners is as follows:

Project	Partner	Status
Banana	Rahan Meristem
— Shelf Life		Field trials
— Disease Resistance		Field trials
Lettuce	Harris Moran	Seed transformation
Melon	Harris Moran	Seed transformation

Trees	Arborgen
— Growth		Field trials
Alfalfa	Cal/West	Greenhouse
Corn	Monsanto	Just initiated
Cotton	Bayer	Just initiated
Canola	Bayer	Seed transformation
Rice	Bayer	Just initiated
Soybean	Monsanto	Just initiated
Turfgrass	The Scotts Company	Greenhouse
Bedding Plants	The Scotts Company	Greenhouse
Ethanol	Poet	Modify inputs

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

Safe Harbor Statement

The statements contained in this amended and restated Annual Report on Form 10-K/A that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  In particular, our statements regarding the anticipated growth in the markets for our technologies, the continued advancement of our research, the approval of our patent applications, the possibility of governmental approval in order to sell or offer for sale to the general public a genetically engineered plant or plant product, the successful implementation of our commercialization strategy, including the success of the Harris Moran License, the ArborGen Agreement, the Cal/West License, The Scotts License, the Broin License, the Bayer Licenses, the Monsanto License, and the Research and Development Agreements, the successful implementation of the Rahan Joint Venture, statements relating to our patent applications, the anticipated longer term growth of our business, the results of our preclinical studies, our ability to meet our funding milestones under our financing transaction, our ability to comply with the continued listing standards of the AMEX,  and the timing of the projects and trends in future operating performance are examples of such forward-looking statements.  The forward-looking statements include risks and uncertainties, including, but not limited to, the timing of revenues due to the variability in size, scope and duration of research projects, regulatory delays, research study results which lead to cancellations of research projects, and other factors, including general economic conditions and regulatory developments, not within our control.  The factors discussed herein and expressed from time to time in our filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements.  The forward-looking statements are made only as of the date of this filing, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

•                  attempt to sell our company;

•                  cease operations; or

•                  declare bankruptcy.

We will continue to maintain an appropriate level of spending over the upcoming fiscal year, given the uncertainties inherent in our business and our current liquidity position.  We believe that at the projected rate of spending and the additional $8,500,000 proceeds from the issuance of the convertible debentures, we should have sufficient cash and investments to maintain our present operations for the next 24 months.  However, if we do not receive the additional $8,500,000 proceeds from the issuance of the convertible debentures, we should have sufficient cash and investments to maintain our present operations for the next 6 months.  ..

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

QuarterEnded	Common Stock
	High	Low

September 30, 2005	$2.17	$1.30
December 31, 2005	$2.00	$1.16
March 31, 2006	$2.25	$1.20
June 30, 2006	$2.24	$1.40
September 30, 2006	$1.83	$1.08
December 31, 2006	$1.40	$0.90
March 31, 2007	$1.33	$0.97
June 30, 2007	$1.69	$0.80

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

The following table provides information about the securities authorized for issuance under our equity compensation plans as of June 30, 2007.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,646,000(1)	$2.33	3,264,000(2)
Equity compensation plans not approved by security holders	—	—	—
Total	2,646,000(1)	$2.33	3,264,000(2)

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

Item 6.                Selected Financial Data.

                The following Selected Financial Data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this amended and restated Annual Report on Form 10-K/A.

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

On August 1, 2007 and August 29, 2007, we entered into binding Securities Purchase Agreements with YA Global Investments, referred to herein as YA Global, and Stanford Venture Capital Holdings, Inc., referred to herein as Stanford, respectively, to sell each of YA Global and Stanford up to $5,000,000 of secured convertible debentures and accompanying warrants for an aggregate gross proceeds of $10,000,000.  The convertible debentures convert into shares of our common stock at a fixed price of $0.90 per share subject to certain adjustments, referred to herein as the fixed conversion price for a period of two years immediately following the signing date, provided that we have achieved the following milestones by January 31, 2008:

•                  successful completion of animal studies, other than toxicology studies, necessary for the advancement of factor 5A 1 in human clinical trials,

•                  The engagement of a contract research organization for human clinical studies of factor 5A1, and

•                  The signing of at least one (1) corporate partnership or license agreements after August 1, 2007 with agricultural companies utilizing our proprietary platform.

After the second anniversary of the signing date, or if we don not achieve the foregoing milestones by January 31, 2008, the convertible debentures may convert into shares of our common stock at the lower of the fixed conversion price or 80% of the lowest daily volume-weighted average price, referred to herein as the VWAP, of the common stock during the five trading days prior to the conversion date.  The maturity date of each of the convertible debentures for YA Global and Stanford is December 30, 2010 and December 31, 2010, respectively.  Currently, at the fixed conversion price, the number of shares of common stock issuable upon conversion of the convertible debentures and exercise of the warrants represents in the aggregate, 25,000,000 shares plus an estimated additional 2,000,000 shares for the payment of interest in stock under the convertible debentures.

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

                    At our option, we can redeem a portion of, or all of, the principal owed under the convertible debentures by providing the investors with at least 30 business days’ written notice, provided that, at the time of receipt of the notice, either:

•                  If

•                                          The VWAP of the common stock exceeds 130% of the Fixed Conversion Price for at least 20 of 30 prior trading days, and

•                                          there is an effective registration statement for the resale of the commonstock that will be issued under the redemption

•                  or we redeem a portion, or all, of the principal owed at a 20% premium above the principal then outstanding and any accrued interest thereupon.

                    If we redeem all or any of the principal outstanding under the convertible debentures, we will pay an amount equal to the principal being redeemed plus accrued interest.

                    If there is an effective registration statement for the resale of the shares underlying the convertible debentures or if such shares become 144(k) eligible, we will have the option to force the investors to convert 50% and 100% of our then-outstanding convertible debentures if our common stock price exceeds 150% and 175% of the fixed conversion price, respectively, for any 20 out of 30 trading days, provided that such forced conversion meets certain conditions, referred to herein as the call option.  If we exercise our call option prior to the third anniversary of the signing date, we will issue additional warrants to the investor equal to 50% of the number of shares underlying the convertible debenture subject to the forced conversion.  These warrants will be exercisable at the fixed conversion price and will have the same maturity as the other warrants issued under the YA Global Financing.

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

                    The gross proceeds of the sale will be $10,000,000 before payment of 3.25% of the purchase price in commissions to Wainwright & Co., Inc, also referred to herein as the placement agent.  We will issue to the placement agent warrants to purchase 7% of the purchase price, or 777,777 shares, of our common stock with similar terms to the warrants that will be issued to the investors.  We paid YA Global and Stanford a non-refundable structuring/ due diligence fee of $30,000 each.  We have also agreed to pay YA Global and Stanford a commitment fee of 5% and 7%, respectively, of its purchase price, which is paid proportionately at each closing.

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
	(In thousands, except% values)

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

Item 8.                    Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 8 are included in this amended and restated Annual Report on Form 10-K/A.  A list of the financial statements filed herewith is found at “Item 15. Exhibits, Financial Statement Schedules.”

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

PART III

Item 10.                                                    Directors, Executive Officers and Corporate Governance.

Our Directors and executive officers, on September 30, 2007, together with their ages and business backgrounds were as follows:

Name	Age	Served Since	Position(s) with Senesco

Rudolf Stalder (1)	66	1999	Chairman of the Board and Director

Bruce C. Galton	55	2001	President, Chief Executive Officer and Director

John E. Thompson, Ph.D.	66	2001	Executive Vice President, Chief Scientific Officer and Director

Sascha P. Fedyszyn	32	1999	Vice President of Corporate Development and Secretary

Joel Brooks	48	2000	Chief Financial Officer and Treasurer

Richard Dondero	57	2004	Vice President of Research and Development

John N. Braca (2)(3)	49	2003	Director

Christopher Forbes (1)	56	1999	Director

Thomas C. Quick (1)(2)	52	1999	Director

David Rector (2)(3)	60	2002	Director

Jack Van Hulst (3)	68	2007	Director

(1)   Member of Nominating and Corporate Governance Committee

(2)          Member of Audit Committee

(3)          Member of Compensation Committee

Each Director holds office until the next Annual Meeting of shareholders and until his successor has been elected and qualified.

The principal occupations and business experience, for at least the past five (5) years, of each director and executive officer is as follows:

Rudolf Stalder has been our director since February 1999 and was appointed as our Chairman and Chief Executive Officer on January 10, 2000.  On October 4, 2001, Mr. Stalder resigned as our Chief Executive Officer.  Mr. Stalder is a former member of the Executive

Boards of Credit Suisse Group and Credit Suisse First Boston and former Chief Executive Officer of the Americas Region of Credit Suisse Private Banking.  Mr. Stalder joined Credit Suisse in 1980 as a founding member and Deputy Head of the Multinational Services Group.  In 1986, he became Executive Vice President.  He was named to Credit Suisse’s Executive Board in 1989.  In 1990, he became Head of the Commercial Banking Division and a Member of the Executive Committee.  From 1991 to 1995, Mr. Stalder was Chief Financial Officer of Credit Suisse First Boston and a Member of the Executive Boards of Credit Suisse Group and Credit Suisse First Boston.  He became head of the Americas Region of Credit Suisse Private Banking in 1995 and retired in 1998.  Prior to moving to the United States, Mr. Stalder was a member of the Board of Directors for several Swiss subsidiaries of major corporations including AEG, Bayer, BTR, Hoechst, Saint Gobain, Solvay and Sony.  He is a fellow of the World Economic Forum and a board member of the Greater Bridgeport Symphony.  He was a member of the Leadership Committee of the Consolidated Corporate Fund of Lincoln Center for the Performing Arts, Board of The American Ballet Theatre, and a Trustee of Carnegie Hall.  From 1991 through 1998, Mr. Stalder was Chairman of the New York Chapter of the Swiss-American Chamber of Commerce.  He continues to serve as an Advisory Board Member of the American-Swiss Foundation.  Mr. Stalder received a diploma in advanced finance management at the International Management Development Institute in Lausanne, Switzerland in 1976.  He completed the International Senior Managers Program at Harvard University in 1985.

Bruce C. Galton has been our director since November 2001, and he was appointed our President and Chief Executive Officer on October 4, 2001.  From April 2000 until June 2001, when it was acquired by Transgenomic, Inc., Mr. Galton was President and Chief Operating Officer and a director of Annovis, Inc., a manufacturer of specialty chemicals for DNA synthesis with operations in Pennsylvania and Glasgow, United Kingdom.  From January 1985 to May 1999, Mr. Galton held various senior management positions at Cistron Biotechnology, Inc., including President and Chief Operating Officer from 1988 to 1997 and Chairman and Chief Executive Officer from 1997 to 1999.  Cistron Biotechnology, Inc. was engaged in the research and development of certain cytokines, which act as key immune regulators.  Mr. Galton is a trustee of the Interfaith Food Pantry (Morris County New Jersey) and is a former member of the Borough of Madison, New Jersey Downtown Development Commission and a former trustee of the Museum of Early Trades and Crafts.  Mr. Galton had also served as a Councilman from 1996 through 1998 and a member of Madison’s Planning Board from 1994 through 1998.  Mr. Galton received a Bachelor of Science in Commerce with a major in accounting from the University of Virginia in 1974 and an M.B.A. in finance from Fairleigh Dickinson University in 1977.

John E. Thompson, Ph.D. has been our director since October 2001.  Dr. Thompson was appointed our President and Chief Executive Officer in January 1999, and he continued in that capacity until September 1999 when he was appointed Executive Vice President of Research and Development.  In July 2004, Dr. Thompson became our Executive Vice President and Chief Scientific Officer.  Dr. Thompson is the inventor of the technology that we develop.  Since July 2001, he has been the Associate Vice President, Research and, from July 1990 to June 2001, he was the Dean of Science at the University of Waterloo in Waterloo, Ontario, Canada.  Dr. Thompson has a Ph.D. in Biology from the University of Alberta, Edmonton, and he is a Fellow of the Royal Society of Canada.  Dr. Thompson is also the recipient of a Lady Davis Visiting Fellowship, the Sigma Xi Award for Excellence in Research, the CSPP Gold Medal and the Technion Visiting Fellowship.

Sascha P. Fedyszyn was appointed our Vice President of Corporate Development in January 1999 and was appointed our Secretary in January 2000.  Mr. Fedyszyn has been a Vice President of Senesco since its inception in June 1998.  Mr. Fedyszyn was also a Research Associate at the Logistics Management Institute from May 1995 to September 1995.  Mr. Fedyszyn received a Bachelor of Arts degree in Biology from Princeton University in June 1997.

Joel Brooks was appointed our Chief Financial Officer and Treasurer in December 2000. From September 1998 until November 2000, Mr. Brooks was the Chief Financial Officer of Blades Board and Skate, LLC, a retail establishment specializing in the action sports industry.  Mr. Brooks was Chief Financial Officer from 1997 until 1998 and Controller from 1994 until 1997 of Cable and Company Worldwide, Inc.  He also held the position of Controller at USA Detergents, Inc. from 1992 until 1994, and held various positions at several public accounting firms from 1983 through 1992.  Mr. Brooks received his Bachelor of Science degree in Commerce with a major in Accounting from Rider University in February 1983.

Richard Dondero was appointed our Vice President of Research and Development in July 2004.  From July 2002 until July 2004, Mr. Dondero was a Group Leader in the Proteomics Reagent Manufacturing division of Molecular Staging, Inc., a biotech firm engaged in the measurement and discovery of new biomarkers.  From 1985 through June 2001, Mr. Dondero served in several roles of increasing responsibility through Vice President of Operations and Product Development at Cistron Biotechnology, Inc.  From 1977 through 1985, Mr. Dondero served as a senior scientist at Johnson and Johnson, and from 1975 through 1977, as a scientist at Becton Dickinson.  Mr. Dondero received his Bachelor of Arts degree from New Jersey State University in 1972 and his Master of Science degree from Seton Hall University in 1976.

John N. Braca has been our director since October 2003.  Mr. Braca has also served as a director and board observer for other healthcare, technology and biotechnology companies over the course of his career.  From April 2006, Mr. Braca has been the managing director of Fountainhead Venture Group, a healthcare information technology venture fund based in the Philadelphia area.  From May 2005 through March 2006, Mr. Braca was a consultant and advisor to GlaxoSmithKline management in their research operations.  From 1997 to April 2005, Mr. Braca was a general partner and director of business investments for S.R. One, Limited, or S.R. One, the venture capital subsidiary of GlaxoSmithKline.  In addition, from January 2000 to July 2003, Mr. Braca was a general partner of Euclid SR Partners Corporation, an independent venture capital partnership.  Prior to joining S.R. One, Mr. Braca held various finance and operating positions of increasing responsibility within several subsidiaries and business units of GlaxoSmithKline.  Mr. Braca is a licensed Certified Public Accountant in the state of Pennsylvania and is affiliated with the American Institute of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants.  Mr. Braca received a Bachelor of Science in Accounting from Villanova University and a Master of Business Administration in Marketing from Saint Joseph’s University.

Christopher Forbes has been our director since January 1999.  Since 1989, Mr. Forbes has been Vice Chairman of Forbes, Inc., which publishes Forbes Magazine and Forbes.com.  From 1981 to 1989, Mr. Forbes was Corporate Secretary at Forbes. Prior to 1981, he held the position of Vice President and Associate Publisher.  Mr. Forbes has been a director of Forbes, Inc. since 1977.  Mr. Forbes is the Chairman of the American Friends of the Louvre, and he also sits on the Boards of The Business Committee for the Arts, The Brooklyn Museum, The Friends of New Jersey State Museum, The New York Academy of Art, The Victorian Society in America and the Prince Wales Foundation.  He is also a member of the Board of Advisors of The Princeton University Art Museum. Mr. Forbes received a Bachelor of Arts degree in Art History from Princeton University in 1972.  In 1986, he was awarded the honorary degree of Doctor of Humane Letters by New Hampshire College and in 2003 was appointed a Chevalier of the Legion of Honor by the French Government.

Thomas C. Quick has been our director since February 1999.  Since 2003, Mr. Quick has been the President of First Palm Beach Properties, Inc.  From 2001 through 2003, Mr. Quick was the Vice Chairman of Quick & Reilly/Fleet Securities, Inc., successor to The Quick & Reilly Group, Inc., a holding company for four (4) major financial services businesses.  From 1996 until 2001, Mr. Quick was the President and Chief Operating Officer and a director of Quick & Reilly/Fleet Securities, Inc.  From 1985 to 1996, he was President of Quick & Reilly, Inc., a Quick & Reilly subsidiary and a national discount brokerage firm.  Mr. Quick serves as a member of the Board of Directors and compensation committee of B.F. Enterprises. He is also a member of the Board of Directors of Best Buddies, The American Ireland Fund, Venetian Heritage, Inc. and serves on the Investment Advisory Board for the St. Jude Children’s Hospital.  He is a trustee of the National Corporate Theater Fund, Cold Spring Harbor Laboratories, the Norton Museum, the Inter-City Scholarship Foundation of New York City, and an advisory board member of Christie, European.  Mr. Quick is a graduate of Fairfield University.

David Rector has been our director since February 2002.  Mr. Rector also serves as a director and member of the compensation and audit committee of the Dallas Gold and Silver Exchange (formerly Superior Galleries, Inc.)and a director and member of the audit committee of Southridge Technology Group, Inc.   From May 2004 through December 2006, Mr. Rector had served in senior management positions with Nanoscience Technologies, Inc., a development stage company engaged in the development of DNA Nanotechnology.  Also, since 1985, Mr. Rector has been the Principal of The David Stephen Group, which provides enterprise consulting services to emerging and developing companies in a variety of industries.  From 1983 until 1985, Mr. Rector served as President and General Manager of Sunset Designs, Inc., a domestic and international manufacturer and marketer of consumer product craft kits, and a wholly-owned subsidiary of Reckitt & Coleman N.A.  From 1980 until 1983, Mr. Rector served as the Director of Marketing of Sunset Designs.  From 1971 until 1980, Mr. Rector served in progressive roles in both the financial and product marketing departments of Crown Zellerbach Corporation, a multi-billion dollar pulp and paper industry corporation.  Mr. Rector received a Bachelor of Science degree in business/finance from Murray State University in 1969.

Jack Van Hulst has been our director since January 2007.  Mr. Van Hulst also serves as a director and member of the compensation committee of Napo Pharmaceuticals, Inc.  He has more than 39 years of international experience in the pharmaceutical industry. He began his career in 1968 at Organon, which was subsequently acquired by AKZO, N.V., the multinational human and animal healthcare company, where he was based in Europe and US and responsible for establishing AKZO’s position in the US in the manufacturing and sales and marketing of fine chemicals. Mr. Van Hulst later became President of AKZO’s US Pharmaceutical Generic Drug Business and was responsible for establishing AKZO in the US generic drug industry. From

1989 to 1999 Mr. Van Hulst successively owned and led two generic pharmaceutical companies, improving their operations and then selling them to a private equity group and a pharmaceutical company. From 1999 to 2005, he was Executive Vice President at Puerto Rico-based MOVA Pharmaceutical Corporation, a contract manufacturer to the pharmaceutical industry that recently merged with Canadian-based Patheon.

Board Determination of Independence

Under the current AMEX rules, a director will, among other things, qualify as an “independent director” if, in the opinion of our board of directors, that person does not have a material relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  Our board of directors currently consists of Rudolf Stalder, Bruce C. Galton, John E. Thompson, Ph.D., John N. Braca, Christopher Forbes, Thomas C. Quick, David Rector and Jack Van Hulst.  We are currently traded on the AMEX, which requires our board be comprised of a majority of independent directors.  Our board of directors has determined that each of Messrs. Stalder, Braca, Forbes, Quick, Rector and Van Hulst is an “independent director” as defined under Sections 121(A) and 802 of the AMEX rules.

Audit Committee Financial Expert

Our Audit Committee is comprised of John N. Braca, David Rector and Thomas C. Quick.  Mr. Braca currently serves as the chairman of the Audit Committee.  AMEX currently requires an Audit Committee comprised solely of independent directors.  Messrs. Braca, Rector and Quick are “independent” members of our board of directors as defined in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Sections 121(A) and 803 of the AMEX rules.  In addition, our board of directors has determined that Mr. Braca satisfies the definition of an audit committee “financial expert” as set forth in Item 401(e) of Regulation S-B promulgated by the SEC.

Code of Business Conduct and Ethics

Pursuant to the requirements of Section 406 of the Sarbanes-Oxley Act of 2002 and Section 807 of the AMEX rules, on March 17, 2003, our board of directors adopted a Code of Business Ethics and Conduct, which may also be found on our website at www.senesco.com.  Our Code of Ethics contains written standards designed to deter wrongdoing and to promote:

•                  honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•                  full, fair, accurate, timely, and understandable disclosure in reports and documents filed with the SEC;

•                  compliance with applicable governmental laws, rules and regulations;

•                  the prompt internal reporting of violations of our Code of Ethics to an appropriate person or persons identified in our Code of Ethics; and

•                  accountability for adherence to our Code of Ethics.

Each of our employees, officers and directors completed a signed certification to document his or her understanding of and compliance with our Code of Ethics.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires a company’s directors, officers and stockholders who beneficially own more than 10% of any class of equity securities of the company registered pursuant to Section 12 of the Exchange Act, collectively referred to herein as the Reporting Persons, to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to the company’s equity securities with the SEC.  All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a).

Based solely on our review of the copies of such forms received by us and upon written representations of the Reporting Persons received by us, we believe that there has been compliance with all Section 16(a) filing requirements applicable to our Reporting Persons.

Item 11.                 Executive Compensation.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis explains the principles underlying our compensation policies and decisions and the principal elements of compensation paid to our executive officers during Fiscal 2007.  Our Chief Executive Officer, Chief Financial Officer and the other executive officers included in the Summary Compensation Table will be referred to as the “named executive officers” for purposes of this discussion.  In general, the compensation principles for our named executive officers are similar to those of all our other executive officers.

Compensation Objectives and Philosophy

The Compensation Committee, also referred to herein as the Committee, of the Board of Directors is responsible for the following:

•                  to discharge the Board’s responsibilities relating to compensation of our directors and named executive officers;

•                  to have overall responsibility for approving and evaluating our director and officer compensation plans, policies and programs;

•                  to have responsibility for producing an annual report on executive compensation for inclusion in our proxy statement; and

•                  to review and discuss with Senesco management, the Compensation Discussion & Analysis which is included in Senesco’s annual proxy statement.

As part of this process, the Committee seeks to accomplish the following objectives with respect to our executive compensation programs:

•                  to motivate, recruit and retain executives capable of meeting our strategic objectives;

•                  to provide incentives to ensure superior executive performance and successful financial results for us; and

•                  to align the interests of executives with the long-term interests of our stockholders.

The Committee seeks to achieve these objectives by:

•                  establishing a compensation structure that is both market competitive and internally fair, taking into account the value of the position in the marketplace;

•                  linking a substantial portion of compensation to our achievement of long-term and short-term financial objectives and the individual’s contribution to the attainment of those objectives;

•                  providing risk for underachievement and upward leverage for overachievement of goals; and

•                  providing long-term equity-based incentives and encouraging direct share ownership by executives with the intention of providing incentive-based compensation to encourage a long-term focus on company profitability and stockholder value.

Setting Executive Compensation

In Fiscal 2007, the Committee engaged J. Richard and Co., also referred to herein as J. Richard, a nationally recognized compensation consulting firm, to provide competitive compensation data and general advice on our compensation programs and policies for our Chief Executive Officer, and J. Richard was available for consultation with the Committee to discuss the compensation programs for our other named executive officers.  During Fiscal 2007, J. Richard performed a market analysis of the compensation paid by comparable companies and provided the Committee with recommended compensation ranges for the Chief Executive Officer based on the competitive data.  In addition, the Chief Executive Officer provided recommendations to the Committee with respect to the compensation packages for those other named executive officers for Fiscal 2007, and the Committee also reviewed the Chief Executive Officer’s recommendation against compensation paid by comparable companies.

It is the Committee’s objective to target each component of compensation listed below to be competitive with comparable positions at peer group companies, and to target the total annual compensation of each named executive officer at the appropriate level for comparable positions at the competitive peer group companies.  Our list of peer group companies is as follows:  Amarillo Biosciences, Inc., A.P.Pharma, Inc., Applied NeuroSolutions, Inc., AutoImmune Inc., Avax Technologies, Inc., Cadus Corporation, Helix BioMedix, Inc., ImmuCell Corporation, Medistem Laboratories, Inc., MicroIslet, Inc., Millennium Biotechnologies Group, Inc., Nanobac Pharmaceuticals, Inc., Neurologix, Inc., Opexa Therapeutics, Inc., Point Therapeutics, Inc., Pro-Pharmaceuticals, Inc., Sanguine Corporation, Symbollon Pharmaceuticals, Inc., Synthetech, Inc., Synthetic Blood International, Inc., and TorreyPines Therapeutics, Inc.

However, in determining the compensation of each named executive officer, the Committee also considers a number of other factors, including Senesco’s recent performance and the named executive officer’s individual performance, the Chief Executive Officer’s recommendations, the importance of the executive’s position and role in relation to execution of the Company’s strategic plan, and the cost of living in the geographic area in which the named executive officer’s office is located.  There is no pre-established policy for allocation of compensation between cash and non-cash components or between short-term and long-term components.  Instead, the Committee determines the mix of compensation for each named executive officer based on its review of the competitive data and its subjective analysis of that individual’s performance and contribution to our financial performance.  For the Chief Executive Officer, for fiscal 2008, the Committee set his performance targets and compensation levels based upon the input from the Compensation Committee’s consultant and from the Chief Executive Officer. For other named executive officers, the Committee sets performance targets and compensation levels after receiving recommendations from the Chief Executive Officer.

In selecting companies to survey for such compensation purposes, the Compensation Committee considered many factors not directly associated with the stock price performance of those companies, such as geographic location, development stage, organizational structure and market capitalization.  For this reason, there is not a meaningful correlation between the companies included within the peer group identified for comparative compensation purposes and the companies included within the RDG Micro Biotechnology Index.

Components of Compensation

For Fiscal 2007, our executive compensation program included the following components:

•                  base salary;

•                  annual short-term equity incentives; and

•                  change in control and other severance arrangements.

For Fiscal 2008, our executive compensation program included the following components:

•                  base salary;

•                  annual short-term equity incentives;

•                  long-term equity incentive awards; and

•                  change in control and other severance arrangements.

The Committee seeks to align the named executive officers’ and shareholders’ interests in a pay for performance environment. On average, a large portion of an executive officer’s total compensation is at risk, with the amount actually paid tied to achievement of pre-established objectives and individual goals.

Base Salary

In General — It is the Committee’s objective to set a competitive rate of annual base salary or consulting fees for each named executive officer.  The Committee believes competitive base salaries are necessary to attract and retain top quality executives, since it is common practice for public companies to provide their executive officers with a guaranteed annual component of compensation that is not subject to performance risk.  However, the Committee recognizes that Senesco is still a development stage company, with little to no revenue currently.

When compared to comparable positions at the competitive peer group companies, it is the Committee’s objective to target the base compensation level of executive officers below the 50th percentile because of our current financial position.  However, historically the compensation levels for our executive officers has been below the 25th percentile of competitive peer group companies. However, in determining the compensation of each executive officer, the Committee also considers a number of other factors, including recent Company and individual performance, the CEO’s recommendations and cost of living.  There is no pre-established policy for allocation of compensation between cash and non-cash components or between short-term and long-term components.  Instead, the Committee determines the mix of compensation for each executive officer based on its review of the competitive data and its subjective analysis of that individual’s performance and contribution to the Company’s financial performance.

Base Salary for Fiscal 2007 — For Fiscal 2007, each named executive officer’s salary, except for the President and Chief Executive Officer, was increased to cover cost of living increases.  The table below shows annual Fiscal 2006 and Fiscal 2007 base salary or consulting rates for each named executive officer:

Name	Title	2006 Salary	2007 Salary (1)	% Increase
Bruce C. Galton	President and Chief Executive Officer	$242,500	$242,500	0.0%
John E. Thompson	Executive Vice-President and Chief
	Scientific Officer	$62,400 (2)	$65,000 (2)	4.2%
Sascha P. Fedyszyn	Vice-President of Corporate Development and Secretary	$93,600	$97,500	4.2%
Joel Brooks	Chief Financial Officer and Treasurer	$139,100	$145,000	4.2%
Richard Dondero	Vice President of Research and Development	$120,000	$125,000	4.2%

(1) Annual salary increases became effective January 1, 2007.

(2) Represents consulting fees paid under a consulting agreement.

Base Salary for Fiscal 2008 — The Committee has not approved any increases in base salary for Fiscal 2008, but it will consider a cost of living adjustment for the named executive officers for calendar 2008.

Annual Bonuses for Fiscal 2007 and Fiscal 2008 — Bonuses are determined at the discretion of the Board of Directors based upon the recommendation of the Committee.  There were no cash bonuses granted during Fiscal 2007, and it is anticipated that there will be no cash bonuses granted for Fiscal 2008.

Short Term Incentive Equity Awards

In General — A portion of each named officer’s compensation is provided in the form of short-term equity awards.  It is the Committee’s belief that properly structured equity awards are an effective method of aligning the short-term interests of our named executive officers with those of our stockholders.

Equity awards were made in the form of incentive stock options.  The Committee has followed a grant practice of tying equity awards to its annual calendar year-end review of individual performance, its assessment of our performance and our operational results.

Incentive Stock Option Fiscal 2007 Awards — In Fiscal 2007, equity grants to our named executive officers were in the form of incentive stock options, also referred herein as ISO’s.  Each ISO entitles the recipient to purchase a stated amount of shares of common stock at a fixed price, which represents the closing market price of the common stock on the day prior to the date of grant.

The President and Chief Executive Officer received ISO’s in the amount of 40,000 shares at an exercise price of $1.08 on December 14, 2006.  The ISO’s vest as follows:  one-third on December 14, 2006; one-third on December 14, 2007; and one-third on December 14, 2008.

The Chief Financial Officer, Executive Vice President, Vice President of Corporate Development and Vice President of Research and Development each received ISO’s in the amount of 25,000 shares at an exercise price of $1.08 on December 14, 2006.  The ISO’s vest as follows:  one-third on December 14, 2006; one-third on December 14, 2007; and one-third on December 14, 2008.

Restricted Stock Unit Short-Term Incentive Plan for Fiscal 2008 — The Company’s Restricted Stock Unit Short-Term Incentive Plan, or STIP, covering Fiscal 2008, equity grants to our named executive officers will be in the form of restricted stock units, also referred to herein as RSU’s.  Each RSU entitles the recipient to receive one share of our common stock upon vesting or upon a designated date or event following such vesting.   All RSUs will be awarded together and will be available for distribution on or around July-August 2008 upon evaluation of performance objectives that have been identified further below under the heading STIP Performance Objectives, or SPO’s.

The Committee will follow a grant practice of tying equity awards to its annual year-end review of individual performance, its assessment of our performance and our financial results.  Accordingly, it is expected that any equity awards to the named executive officers will be made on an annual basis promptly after the release of our financial results.  The Committee has established short-term incentive grant guidelines for eligible named executive officers each year based on competitive annual grant data provided by management’s compensation consultant and by J. Richard, the Committee’s compensation consultant.

The total amount of RSU’s in the STIP pool awarded to our named executive officers will be 175,000 shares representing one percent (1%) of the outstanding shares as of July 1, 2007. The specific amount of RSU’s awarded to each individually named executive officer relating to the performance objectives are based on (i) the functional areas assessed by the underlying detailed objectives of each named executive officer, (ii) the weight of each of the functions of each named executive officer, and (iii) the contribution to each function by each named executive officer.

The amount and percentage of the RSU’s awarded to all the named executive officers as a whole for the their contributions to each of the STIP Performance Objectives will be as follows:

STIP Performance Objective	Percentage of STIP RSU Award Pool	Total Amount of RSUs Awarded As a Whole to All Named Executive Officers per SPO
First STIP Performance Objective. Contributions Relating to Cancer Target	45%	78,750
Second STIP Performance Objective. Contributions Relating to Financing	25%	43,750
Third STIP Performance Objective. Contributions Relating to Licensing and Support	15%	26,250
Fourth STIP Performance Objective. Contributions Relating to Intellectual Property Administration	4%	7,000
Fifth STIP Performance Objective. Contributions Relating to Investor Relations	3%	5,250
Sixth STIP Performance Objective. Contributions Relating to Website Administration	1%	1,750
Seventh STIP Performance Objective. Contributions Relating to Audits and Securities Filings	5%	8,750
Eighth STIP Performance Objective. Contributions Relating to the American Stock Exchange Duties	1%	1,750
Ninth STIP Performance Objective. Contributions Relating to the Future Financing Plan	1%	1,750

Each named executive officer eligible to receive an award pursuant to the STIP is required to be employed by the Company upon vesting date in or around July-August 2008 (the “Vesting Date”).  If a named executive officer is no longer employed by the Vesting Date, then such named executive officer’s respective RSU award tied to such STIP Performance Objective will be forfeited. The Committee shall have the sole discretion to reinstate any eliminated portion or segment of a STIP Performance Objective award or that portion of a STIP Performance Objective award for an award to a successor to the STIP Performance Objectives.

The amount and percentage of RSU’s awarded to the named executive officers individually for their contributions to each of the STIP Performance Objectives may be modified, altered and redistributed by the Chief Executive Officer, subject to Committee review, to reflect (i) the actual performance of each named executive officer, (ii) the potential reassignment of duties of each named executive officer, and (iii) the unanticipated accomplishments by any of the named executive officers after the outset of the STIP that contribute significantly to shareholder value during fiscal 2008.

Subject to the preceding paragraph, the approximate individual amounts and percentages of RSU awards to the named executive officers are as follows:

Name	Bruce C. Galton	John E. Thompson	Sascha P. Fedyszyn	Joel Brooks	Richard Dondero
Title	President and Chief Executive Officer	Executive Vice-President and Chief Scientific Officer	Vice-President of Corporate Development and Secretary	Chief Financial Officer and Treasurer	Vice-President of Research and Development
Percentage of 78,750 RSU’s Awarded for First SPO	20%	25%	10%	10%	35%
Number of RSU’s Awarded for the First SPO	15,750	19,687.5	7,875	7,875	27,562.5
Percentage of 43,750 RSU’s Awarded for the Second SPO	45%	0%	5%	45%	5%
Number of RSU’s Awarded for the Second SPO	19,687.5	0	2,187.5	19,687.5	2,187.5
Percentage of 26,250 RSU’s Awarded for the Third SPO	35%	15%	35%	5%	10%
Number of RSU’s Awarded for the Third SPO	9,187.5	3,937.5	9,187.5	1,312.5	2,625
Percentage of 7,000 RSU’s Awarded for the Fourth SPO	4%	30%	30%	0%	30%
Number of RSU’s Awarded for the Fourth SPO	700	2,100	2,100	0	2,100
Percentage of 5,250 RSU’s Awarded for the Fifth SPO	30%	0%	30%	30%	10%
Number of RSU’s Awarded for the Fifth SPO	1,575	0	1,575	1,575	525
Percentage of 1,750 RSU’s Awarded for the Sixth SPO	10%	0%	70%	10%	10%
Number of RSU’s Awarded for the Sixth SPO	175	0	1,225	175	175
Percentage of 8,750 RSU’s Awarded for the Seventh SPO	20%	5%	10%	60%	5%
Number of RSU’s Awarded for the Seventh SPO	1,750	437.5	875	5,250	437.5
Percentage of 1,750 RSU’s Awarded for the Eighth SPO	50%	0%	0%	50%	0%
Number of RSU’s Awarded for the Eighth SPO	875	0	0	875	0
Percentage of 1,750 RSU’s Awarded for the Ninth SPO	30%	10%	10%	30%	20%
Number of RSU’s Awarded for the Ninth SPO	525	175	175	525	350
Total RSU’s Awarded	50,225	26,338	25,200	37,275	35,962
Percentage of 175,000 RSU’s Awarded for All SPOs	29%	15%	14%	21%	21%

It is the Committee’s belief that equity awards are essential to the retention of the named executive officers and crucial to our long-term financial successes.   The equity award’s have vesting schedules that provide a meaningful incentive for the named executive officer to remain in our service.  These equity awards also serve as an important vehicle to achieve the Committee’s objective of aligning management and stockholders interests.  Equity awards in the form of ISO’s and RSU’s promote all of these objectives.

Long-Term Incentive Equity Awards

In General — A portion of each named executive officer’s compensation is provided in the form of long-term incentive equity awards as set forth in the Long-Term Incentive Plan (the “LTIP”) discussed below.  It is the Committee’s belief that properly structured equity awards are an effective method of aligning the long term interests of our named executive officers with those of our stockholders.

There was no formal LTIP in Fiscal 2007.  Beginning with Fiscal 2008, equity awards will be made in the form of restricted stock units.  The Committee will follow a grant practice of tying equity awards upon of the completion of certain event milestones (“LTIP Event Milestones”) discussed below.  Accordingly, it is expected that any equity awards to the named executive officers will be made on promptly after the completion of each LTIP Event Milestone.  The Committee has established long-term incentive grant guidelines for eligible named executive officers based on competitive annual grant data provided by management’s compensation consultant and by J. Richard, the Committee’s compensation consultant.

Long-Term Incentive Plan — Beginning on October 23, 2007 (the “LTIP Effective Date”) and ending on the earlier of (i) the completion of the Third LTIP Event Milestone or (ii) three (3) years from the LTIP Effective Date, LTIP equity grants to our named executive officers will be in the form of RSU’s.  Each RSU entitles the recipient to receive one share of our common stock upon vesting or upon a designated date or event following such vesting.

The total RSU’s in the LTIP pool awarded to our named executive officers will be 500,000 shares representing three percent (3%) of the outstanding shares as of July 1, 2007.

The amount and percentage of the RSU’s awarded to all the named executive officers as a whole for the completion of each of the three LTIP Event Milestones are as follows:

LTIP Event Milestone	Percentage of LTIP RSU Award Pool	Total Amount of RSUs Awarded As a Whole to All Named Executive Officers
First LTIP Event Milestone. The Execution of a Research Agreement to Conduct Phase I/II Trials by a Research Facility	20%	100,000
Second LTIP Event Milestone. The Filing and Acceptance by the U.S. FDA of an investigation new drug application, or IND, by the date set by the Committee	20%	100,000
Third LTIP Event Milestone. The Successful Completion of Phase I/II Trials Approved by the FDA by the date set by the Committee	60%	300,000

Each named executive officer eligible to receive an award pursuant to the LTIP is required to be employed by the Company upon the completion of each individual LTIP Event Milestone.  If a named executive officer is no longer employed by the Company before the completion of an individual LTIP Event Milestone, then such named executive officer’s respective RSU award tied to such uncompleted LTIP Event Milestone will be forfeited and so will that total portion of the whole LTIP award pool. The Committee shall have the sole discretion to reinstate any eliminated portion or segment of a LTIP Event Milestone award or that portion of a LTIP Event Milestone award for a successor to the LTIP Event Milestones.

The LTIP awards for each named executive officer upon the completion of each individual LTIP Event Milestone shall be as follows:

Name	Title	Percentage of Total RSU’s Awarded Upon Completion of a LTIP Event Milestone	Number of RSU’s Awarded upon Completion of First LTIP Event Milestone	Number of RSU’s Awarded upon Completion of Second LTIP Event Milestone	Number of RSU’s Awarded upon Completion of Third LTIP Event Milestone
Bruce C. Galton	President and Chief Executive Officer	25%	25,000	25,000	75,000
John E. Thompson	Executive Vice-President and Chief Scientific Officer	25%	25,000	25,000	75,000
Sascha P. Fedyszyn	Vice-President of Corporate Development and Secretary	10%	10,000	10,000	30,000
Joel Brooks	Chief Financial Officer and Treasurer	10%	10,000	10,000	30,000
Richard Dondero	Vice-President of Research and Development	30%	30,000	30,000	90,000

It is the Committee’s belief that RSU awards are essential to the retention of the named executive officers, crucial to our long-term financial successes and will help to advance the share ownership guidelines, which may be established by the Committee for the executive officers. The RSU’s have award schedules which provide a meaningful incentive for the named executive officer to remain in our service.  These equity awards also serve as an important vehicle to achieve the Committee’s objective of aligning management and stockholder interests.  Equity awards in the form of RSU’s promote all of these objectives in a manner which is less dilutive to the stockholders than traditional option grants and provide a more direct correlation between our compensation cost that we must record for financial accounting purposes and the value delivered to the named executive officers.

Market Timing of Equity Awards. The Compensation Committee does not engage in any market timing of the equity awards made to the executive officers or other award recipients, and accordingly, there is no established practice of timing our awards in advance of the release of favorable financial results or adjusting the award date in connection with the release of unfavorable financial developments affecting our business.

Executive Benefits and Perquisites

In General — The named executive officers also are provided with certain market competitive benefits.  They are currently not provided with any perquisites.  It is the Committee’s belief that such benefits are necessary for us to remain competitive and to attract and retain top caliber executive officers, since such benefits are typically provided by companies in the biotechnology industry and with other companies with which we compete for executive talent.

Retirement Benefits — The named executive officers may participate in the company-wide 401(k) plan.  We do not make any contributions to the 401(k) plan and do not have any additional retirement benefits.

Other Benefits and Perquisites — All administrative employees, including the named executive officers, are eligible to receive standard health, disability, and life insurance.  We do not provide any additional benefits and perquisites.

IRC Section 162(m) compliance

As a result of Section 162(m) of the Internal Revenue Code, publicly-traded companies such as us are not allowed a federal income tax deduction for compensation, paid to the Chief Executive Officer and the four other highest paid executive officers, to the extent that such compensation exceeds $1 million per officer in any one year and does not otherwise qualify as performance-based compensation. Currently, our stock option compensation packages are structured so that compensation deemed paid to an executive officer in connection with the exercise of a stock option should qualify as performance-based compensation that is not subject to the $1 million limitation. However, other awards, like RSU’s, made under that Plan may or may not so qualify. In establishing the cash and equity incentive compensation programs for the executive officers, it is the Committee’s view that the potential deductibility of the compensation payable under those programs should be only one of a number of relevant factors taken into consideration, and not the sole governing factor. For that reason the Committee may deem it appropriate to continue to provide one or more executive officers with the opportunity to earn incentive compensation, including cash bonus programs tied to our financial performance and restricted stock units awards, which may be in excess of the amount deductible by reason of Section 162(m) or other provisions of the Internal Revenue Code. It is the Committee’s belief that cash and equity incentive compensation must be maintained at the requisite level to attract and retain the executive officers essential to our financial success, even if part of that compensation may not be deductible by reason of the Section 162(m) limitation. For Fiscal 2007, none of our executive officer's compensation reached the $1 million limitation. The Committee will continue to evaluate such $1 million limitation in Fiscal 2008.

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed the Compensation, Discussion and Analysis with management, and based on this review and these discussions, the Compensation Committee recommended to the Board of Directors that the Compensation, Discussion and Analysis be included in the Company’s amended and restated Annual Report on Form 10-K/A.

This report is submitted on behalf of the

Compensation Committee

David Rector, Chairman

John. N Braca

Jack Van Hulst

Summary Compensation Table

The following Tables sets forth information concerning compensation for services rendered in all capacities during the fiscal year ended June 30, 2007 awarded to, earned by or paid to: (i) each person who served as our Chief Executive Officer at any time during fiscal 2007; (ii) our executive officers other than the Chief Executive Officer who were serving as our executive officers at the end of fiscal 2007; and (iii) those individuals for whom disclosure would have been provided but for the fact that the individual was not serving as our executive officer at the end of fiscal 2007, collectively referred to herein as the Named Executives.

Name and Principal Position	Year (1)	Salary ($)(2)	Bonus ($)(3)	Stock Awards ($)	Option Awards ($) (4)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Bruce C. Galton (President and Chief	2007	$244,722	—	—	$34,000	—	—	—	$278,722
Executive Officer)

Joel Brooks (Chief Financial Officer	2007	$143,450	—	—	$21,250	—	—	—	$164,700
and Treasurer)

Richard Dondero (Vice-President of Research)	2007	$124,500	—	—	$21,250	—	—	—	$145,750

Sascha P. Fedyszyn (Vice-President of Corporate	2007	$95,750	—	—	$21,250	—	—	—	$117,000
Development and Secretary)

John E. Thompson Ph.D (Executive Vice-President and	2007	$63,700	—	—	$21,250	—	—	—	$84,950
Chief Scientific Officer)

(1)          For the Company’s fiscal year ended June 30.

(2)          Such amount represents actual salary paid.

(3)          There were no bonuses earned or paid during the fiscal year ended June 30, 2007

(4)          Such amount represents the black-sholes value of stock options granted during the fiscal year.

Executive Compensation Agreements

On October 4, 2001, we hired Bruce C. Galton as our new President and Chief Executive Officer. In conjunction with Mr. Galton’s appointment, we entered into a three-year employment agreement with Mr. Galton, effective October 4, 2001.  The agreement shall automatically renew for successive one-year terms thereafter, unless written notice of termination is provided at least 120 days prior to the end of the applicable term.  The term of Mr. Galton’s employment agreement currently runs through October 3, 2008.  The agreement provides Mr. Galton with an annual base salary of $200,000 plus certain benefits, including potential bonuses, equity awards and other perquisites as determined by our board of directors.  Our board of directors have since approved several increases in Mr. Galton’s annual base salary, which is currently $255,000.  The agreement also provides that Mr. Galton is entitled to a lump sum payment of 1.5 times his base annual salary plus an additional 1.5 times his base salary, payable in common stock in three annual installments, if his employment with us is terminated without cause or with good reason, as defined in his employment agreement.  If Mr. Galton’s employment with us is terminated pursuant to a change in control, as defined in his employment agreement, he is entitled to receive the difference between the monies actually received upon termination and 1.5 times his annual base salary plus an additional 1.5 times his base salary, payable in common stock.

On January 21, 1999, Sascha P. Fedyszyn entered into an employment agreement with Senesco for a term of two (2) years, whereby we agreed to pay Mr. Fedyszyn an annual base salary of $36,000 plus certain benefits, including potential bonuses, equity awards and other perquisites as determined by the board of directors.  Our board of directors has since approved several increases in Mr. Fedyszyn’s base salary, which is currently $97,500 per annum. Mr. Fedyszyn’s employment contract automatically renews for additional one-year periods, unless terminated by either party before September in the year prior to expiration.  The term of Mr. Fedyszyn’s employment agreement currently runs through January 21, 2009.  The agreement also provides that Mr. Fedyszyn is entitled to a lump sum payment of 2.0 times his base annual salary if his employment with us is terminated without cause or with good reason, as defined in his employment agreement.  If Mr. Fedyszyn’s employment with us is terminated pursuant to a change of control, as defined in his employment agreement, he is entitled to receive the difference between the monies actually received upon termination and 2.99 times his annual base salary.

On July 1, 2003, Joel Brooks entered into an employment agreement with Senesco for a term of three (3) years. The agreement shall automatically renew for successive one-year terms thereafter, unless written notice of termination is provided at least 120 days prior to the end of the applicable term.  The term of Mr. Brooks employment agreement currently runs through June 30, 2008. The agreement provides Mr. Brooks with an annual base salary of $122,000 plus certain benefits, including potential bonuses, equity awards and other perquisites as determined by the board of directors.  Our board of directors has since approved several increases in Mr. Brooks’ base salary, which is currently $145,000.  The agreement also provides that Mr. Brooks is entitled to a lump sum payment of 1.0 times his base annual salary if his employment with us is terminated without cause or with good reason or pursuant to a change in control, as defined in his employment agreement.

On July 19, 2004, we hired Richard Dondero as our new Vice President of Research and Development.  In conjunction with Mr. Dondero’s appointment, we entered into a three-year employment agreement with Mr. Dondero, effective July 19, 2004.  The agreement shall automatically renew for successive one-year terms thereafter, unless written notice of termination is provided at least 120 days prior to the end of the applicable term. The term of Mr. Dondero’s employment agreement currently runs through July 19, 2008.  The agreement provides Mr. Dondero with an annual base salary of $110,000 plus certain benefits, including potential bonuses, equity awards and other perquisites as determined by our board of directors.  Our board of directors has since approved several increases in Mr. Dondero’s base salary, which is currently $125,000.  The agreement also provides that Mr. Dondero is entitled to a lump sum payment of 1.0 times his base annual salary if his employment with us is terminated without cause or with good reason, as defined in his employment agreement.  If Mr. Dondero’s employment with us is terminated pursuant to a change in control, as defined in his employment agreement, he is entitled to receive the difference between the monies actually received upon termination and 1.0 times his annual base salary.

Grants of Plan-Based Awards

The following Grants of Plan Based Awards table provides additional information about stock and option awards and equity incentive plan awards granted to our named executive officers during the fiscal year ended June 30, 2007.

									All
								All	Other
								Other	Option
								Stock	Awards:		Grant
								Awards:	Number		Date
								Number	of	Exercise	Fair
		Estimated Future Payouts			Estimated Future Payouts			of	Securities	or Base	Value
		Under Non-Equity Incentive			Under Equity Incentive Plan			Shares	Under	Price of	of
		Plan Awards			Awards			of Stock	lying	Option	Equity
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	or Units (#)	Options (#)	Awards ($/Sh)	Awards ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)(1)	(k)(2)	(l)(3)
Bruce C. Galton	12/14/2006	—	—	—	—	—	—	—	40,000	$1.08	$34,000
Joel Brooks	12/14/2006	—	—	—	—	—	—	—	25,000	$1.08	$21,250
Richard Dondero	12/14/2006	—	—	—	—	—	—	—	25,000	$1.08	$21,250
Sascha P. Fedyszyn	12/14/2006	—	—	—	—	—	—	—	25,000	$1.08	$21,250
John E. Thompson Ph.D.	12/14/2006	—	—	—	—	—	—	—	25,000	$1.08	$21,250

(1)     One-third of such options were exercisable on the date of grant, one-third of such options will become exercisable on December 14, 2007 and one-third of such options will become exercisable on December 14, 2008.

(2)     Represents the closing market price on December 13, 2007.

(3)     Represents the black-sholes value of such options on the date of grant.

Outstanding Equity Awards at Year-End

The following table summarizes the equity awards we have made to our named executive officers which are outstanding as of June 30, 2007.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexer- cisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units of Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Bruce C.	130,000	—	—	$2.10	10/05/2011	—	—	—	—
Galton	300,000	—	—	$2.05	12/01/2011	—	—	—	—
	50,000	—	—	$2.16	06/19/2013	—	—	—	—
	30,000	—	—	$3.15	12/16/2013	—	—	—	—
	35,000	—	—	$3.45	12/16/2014	—	—	—	—
	40,000	13,334	—	$1.40	12/14/2015	—	—	—	—
	40,000	26,666	—	$1.08	12/14/2016	—	—	—	—
Joel Brooks	25,000	—	—	$2.25	12/01/2010	—	—	—	—
	15,000	—	—	$2.15	11/01/2011	—	—	—	—
	12,500	—	—	$1.65	10/09/2012	—	—	—	—
	20,000	—	—	$2.16	06/19/2013	—	—	—	—
	15,000	—	—	$3.15	12/16/2013	—	—	—	—
	20,000	—	—	$3.45	12/16/2014	—	—	—	—
	25,000	8,333	—	$1.40	12/14/2015	—	—	—	—
	25,000	16,667	—	$1.08	12/14/2016	—	—	—	—
Richard	10,000	—	—	$3.45	12/16/2014	—	—	—	—
Dondero	25,000	8,333	—	$1.40	12/14/2015
	25,000	16,667	—	$1.08	12/14/2016
Sascha P.	30,000	—	—	$3.50	09/07/2019	—	—	—	—
Fedyszyn	35,000	—	—	$2.25	2/01/2010	—	—	—	—
	10,000	—	—	$2.15	11/01/2011	—	—	—	—
	10,000	—	—	$1.65	10/09/2012	—	—	—	—
	20,000	—	—	$2.16	06/19/2013	—	—	—	—
	15,000	—	—	$3.15	12/16/2013	—	—	—	—
	20,000	—	—	$3.45	12/16/2014	—	—	—	—
	20,000	6,667	—	$1.40	12/14/2015	—	—	—	—
	25,000	16,666	—	$1.08	12/14/2016	—	—	—	—
John E.	80,000	—	—	$2.05	12/01/2011	—	—	—	—
Thompson	20,000	—	—	$2.35	01/07/2013	—	—	—	—
Ph.D.	20,000	—	—	$3.15	12/16/2013	—	—	—	—
	55,000	—	—	$3.45	12/16/2014	—	—	—	—
	20,000	6,667	—	$1.40	12/14/2015	—	—	—	—
	25,000	16,666	—	$1.08	12/14/2016	—	—	—	—

Employment Contracts, Termination of Employment, and Change-in-Control Arrangements

Executive Severance.  Certain of our named executive officer’s have employment agreements which contain severance provisions.  The following table shows the potential incremental payments to our named executive officers in the event of their termination or termination in connection with a change of control of our company as of June 30, 2007.

	Bruce C. Galton		Joel Brooks		Richard Dondero		Sasha Fedyszyn
	Without Cause	Change in Control	Without Cause	Change in Control	Without Cause	Change in Control	Without Cause	Change in Control
Benefit	$	$	$	$	$	$	$	$
Cash Severance(2)	$386,025	$386,025	$146,400	$146,400	$127,000	$127,000	$195,400	$292,123
# of Months	18	18	12	12	12	12	24	36
Equity
Unvested Restricted Stock	$—	$—	$—	$—	$—	$—	$—	$—
Unvested RSU’s	$—	$—	$—	$—	$—	$—	$—	$—
Unvested Options(3)	$7,213	$7,213	$—	$—	$—	$—	$—	$—
Common Stock(4)	$386,025	$386,025	$—	$—	$—	$—	$—	$—
Other Benefits
Health, Disability and Life Insurance	$—	$—	$—	$—	$—	$—	$—	$—
Total	$779,263	$779,263	$146,400	$146,400	$127,000	$127,000	$195,400	$292,123

(1)          John E. Thompson Ph.D. is not included on this table as he does not have an employment contract or any termination or change in control arrangements.

(2)          Such amounts are payable as a lump sum.

(3)          Calculated using the black-sholes value of unvested options at June 30, 2007.  The assumptions used were a market price of $1.15, which was the closing price of our common stock on June 29, 2007, volatility of 80%, a term of 90 days, a risk-free interest rate of 4.68% and a dividend yield of zero.  Unvested options at June 30, 2007 were 13,334 at an exercise price of $1.40 and 26,666 at an exercise price of $1.08.

(4)          Mr. Galton in entitled to receive an amount equal to one and one-half times his base salary, payable in the form of common stock in three annual installments, commencing on the date of termination, to be calculated based upon the market price of the common stock at each installment date.

Equity Compensation Plans

The following table reflects information relating to equity compensation plans as of June 30, 2007.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Stock Option plans approved by security holders	2,646,000(1)	$2.33	3,264,000(2)
Equity compensation plans not approved by security holders	—	—	—
Total	2,646,000(1)	$2.33	3,264,000(2)

(1)          Issued pursuant to our 1998 Stock Plan.

(2)          Available for future issuance pursuant to our 1998 Stock Plan.

Compensation Committee Interlocks and Insider Participation

                The members of the Compensation Committee from July 1, 2007, through February 21, 2007, were David Rector, John N. Braca and Rudolf Stalder.  From February 21, 2007 through present, our Compensation Committee was comprised of David Rector, John. N. Braca and Jack Van Hulst.  No member of the Compensation Committee is or has been an officer or employee of our company or any of our subsidiaries. In addition, no member of the Compensation Committee had any relationships with us or any other entity that requires disclosure under the proxy rules and regulations promulgated by the SEC and none of our executive officers served on the Compensation Committee or Board of any company that employed any member of our Board of Directors.

Compensation of Directors

In accordance with a resolution unanimously approved by our board of directors on December 14, 2006, we granted options to purchase shares of our common stock, pursuant to and in accordance with our 1998 Stock Plan, as consideration for their service on our board of directors through June 30, 2006, or fiscal 2006, except for Jack Van Hulst, whose options were granted as an incentive to join our board of directors during the fiscal year ended June 30, 2007, as follows:

Director	Number of Shares Underlying Options Granted	Grant Date	Exercise Price Per Share
Rudolf Stalder	40,000	December 14, 2006	$1.08
Christopher Forbes	30,000	December 14, 2006	$1.08
Thomas Quick	20,000	December 14, 2006	$1.08
John Braca	30,000	December 14, 2006	$1.08
David Rector	30,000	December 14, 2006	$1.08
Jack Van Hulst	10,000	March 20, 2007	$1.05

Options granted to the board of directors have an exercise price equal to the fair market value of our common stock on the date of grant, have a term of ten (10) years, and are exercisable as follows: (i) one-half (1/2) of the options were exercisable as of the date of grant; and (ii) one-half (1/2) of the options shall become exercisable on the first anniversary of the date of grant.

The table below shows the compensation paid or awarded to our independent directors during the fiscal year ended June 30, 2007.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Rudolf Stalder	—	—	$34,000	—	—	—	$34,000
Christopher Forbes	—	—	$25,500	—	—	—	$25,500
Thomas Quick	—	—	$17,000	—	—	—	$17,000
John Braca	—	—	$25,500	—	—	—	$25,500
David Rector	—	—	$25,500	—	—	—	$25,500
Jack Van Hulst	—	—	$10,500	—	—	—	$10,500

(1)          Sets forth the black-sholes value of the options on the date of grant.

No director has received cash compensation for his services on our board of directors.  We provide reimbursement to directors for reasonable and necessary expenses incurred in connection with attendance at meetings of the board of directors and other Senesco business.

Dr. Thompson has received compensation for providing research and development management services to us.  See “Certain Relationships and Related Transactions” which sets forth the details of the compensation for Dr. Thompson.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of the October 22, 2007, with respect to holdings of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our common stock outstanding as of such date; (ii) each of our directors, which includes all nominees, and our Named Executives; and (iii) all of our directors and our current executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership(2)		Percent of Class(3)
(i) Certain Beneficial Owners:

YA Global Investments, L.P. 101 Hudson Street Jersey City, NJ 07302	6,108,333	(4)	25.9
Stanford International Bank Limited No 11 Pavilion Drive St. John’s Antigua, West Indies	2,470,535	(5)	13.6
Heartland Advisors, Inc. 789 North Water Street Milwaukee, WI 53202	1,329,925	(6)	7.6

(ii) Directors (which includes all nominees), Named Executives and Chief Executive Officer:

Rudolf Stalder	794,323	(7)	4.4
Bruce C. Galton.	718,005	(8)	4.0
John E. Thompson, Ph.D	783,667	(9)	4.4
Christopher Forbes	2,189,895	(10)	12.1
Thomas C. Quick	717,085	(11)	4.0
David Rector	146,000	(12)	*
Jack Van Hulst	5,000	(13)	*
John N. Braca	113,000	(14)	*
Sascha P. Fedyszyn	215,027	(15)	1.2
Joel P. Brooks	153,167	(16)	*
Richard Dondero	51,667	(17)	*

(iii) All Directors and current executive officers as a group (10 persons)	5,886,836	(18)	28.7

*	Less than 1%

(1)	Unless otherwise provided, all addresses should be care of Senesco Technologies, Inc., 303 George Street, Suite 420, New Brunswick, New Jersey 08901.

(2)	Except as otherwise indicated, all shares are beneficially owned and sole investment and voting power is held by the persons named.

(3)

Applicable percentage of ownership is based on 17,473,694 shares of our common stock outstanding as of October 22, 2007, plus any common stock equivalents and options or warrants held by such holder which are presently or will become exercisable within sixty (60) days after the Record Date.

(4)

Includes 3,333,333 shares of common stock issuable upon conversion of secured convertible debentures and 2,775,000 shares of common stock issuable under warrants, one-half of which are exercisable after March 21, 2008 and one-half of which are exercisable after April 16, 2008. Does not include 250,000 shares of common stock purchased on October 22, 2007, but the trade had not been settled as of October 22, 2007.

(5)

Includes 750,000 shares issuable pursuant to presently exercisable warrants issued to Stanford Venture Capital Holdings, Inc. and 6,248 shares issuable pursuant to presently exercisable warrants issued to Stanford Group Company.

(6)	Represents 1,279,925 shares held by Heartland Advisors, Inc. and its affiliates and 50,000 shares issuable pursuant to presently exercisable warrants issued to Heartland Advisors, Inc.

(7)	Includes 582,552 shares issuable pursuant to presently exercisable warrants and options or options which will become exercisable within sixty (60) days after the Record Date.

(8)

Includes 644,780 shares issuable pursuant to presently exercisable options or options which will become exercisable within sixty (60) days after the Record Date. Excludes 13,334 shares underlying options which become exercisable over time more than sixty (60) days after the Record Date.

(9)

Represents 572,000 shares held by 2091794 Ontario Ltd. and 211,667 shares issuable pursuant to presently exercisable options or options which will become exercisable within sixty (60) days after the Record Date issued to John E. Thompson, Ph.D. Excludes 8,333 shares underlying options which become exercisable over time more than sixty (60) days after the Record Date.

(10)	Includes 657,324 shares issuable pursuant to presently exercisable warrants and options or options which will become exercisable within sixty (60) days after the Record Date.

(11)

Represents 264,901 shares and 132,450 shares issuable pursuant to warrants issued to Thomas C. Quick Charitable Foundation. Represents 139,734 shares and 180,000 shares issuable pursuant to presently exercisable options or options which will become exercisable within sixty (60) days after the Record Date issued to Thomas C. Quick.

(12)	Includes 125,000 shares issuable pursuant to presently exercisable options or options which will become exercisable within sixty (60) days after the Record Date.

(13)

Includes 5,000 shares issuable pursuant to presently exercisable options or options which will become exercisable within sixty (60) days after the Record Date. Excludes 5,000 shares underlying options which become exercisable over time more than sixty (60) days after the Record Date.

(14)	Includes 95,000 shares issuable pursuant to presently exercisable options or options which will become exercisable within sixty (60) days after the Record Date.

(15)

Includes 176,667 shares issuable pursuant to presently exercisable options or options which will become exercisable within sixty (60) days after the Record Date. Excludes 8,333 shares underlying options which become exercisable over time more than sixty (60) days after the Record Date.

(16)

Includes 149,167 shares issuable pursuant to presently exercisable options or options which will become exercisable within sixty (60) days after the Record Date. Excludes 8,333 shares underlying options which become exercisable over time more than sixty (60) days after the Record Date.

(17)

Represents 51,667 shares issuable pursuant to presently exercisable options or options which will become exercisable within sixty (60) days after the Record Date. Excludes 8,333 shares underlying options which become exercisable over time more than sixty (60) days after the Record Date.

(18)	See Notes 9 through 16.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Review, Approval or Ratification of Transactions with Related Persons

Our Audit Committee Charter requires that our Audit Committee review and approve or ratify transactions involving us and any executive officer, director, director nominee, 5% stockholder and certain of their immediate family members, also referred to herein as a related person. The policy and procedures cover any transaction involving a related person, also referred to herein as a related person transaction, in which the related person has a material interest and which does not fall under an explicitly stated exception set forth in the applicable disclosure rules of the SEC.

A related person transaction will be considered approved or ratified if it is authorized by the Audit Committee after full disclosure of the related person’s interest in the transaction. In considering related person transactions, the Audit Committee will consider any information considered material to investors and the following factors:

•	the related person’s interest in the transaction;

•	the approximate dollar value of the transaction;

•	whether the transaction was undertaken in the ordinary course of our business;

•	whether the terms of the transaction are no less favorable to us than terms that we could have reached with an unrelated third party; and

•	the purpose and potential benefit to us of the transaction.

Contractual Relationships

Service Agreements

                Christopher Forbes, our director, is also Vice Chairman of Forbes, Inc., which publishes Forbes Magazine.  Forbes, Inc. has provided and will continue to provide us with advertising, introductions to strategic alliance partners and, from time to time, use of its office space, entertainment facilities and various other support services.  In recognition of these past services and services to be provided in the future, during the last two fiscal years, we granted to Forbes, Inc., warrants to purchase shares of our common stock as follows:

	# of Warrant	Exercise	Value of Services	# of Warrant
Date of Grant	Shares	Price	On Date of Grant	Shares Vested
December 14, 2006	2,500	$1.08	$48,450	833

December 14, 2005	5,000	$1.40	$6,550	3,334

The exercise price of the warrants granted to Forbes, Inc. represented the fair market value of our common stock on the dates of grant.

Verge 180, Inc., a marketing communications firm, is 50% owned by Alan Brooks, a brother of Joel Brooks, our Chief Financial Officer and Treasurer.  Verge 180, Inc. has provided and will continue to provide various services to us.  We paid Verge 180, Inc. $64,575 in fiscal 2007 for services in connection with the design and printing of our annual report and proxy for fiscal 2006, and the design of our new corporate logo, web site and stationery.  Alan Brooks Design, Inc., a marketing communications firm, was also owned by Alan Brooks.  Alan Brooks Design, Inc. had provided various services to us.  We paid Alan Brooks Design, Inc. $51,374 in fiscal 2006 for services in connection with the design and printing of our annual report and proxy for fiscal 2005, and the design and printing of a new print ad for us.  Neither we nor Joel Brooks receives any remuneration from these services, and we believe that such services were provided on terms at least as favorable as we would have received from a third party.

Research and Development Agreements

Effective September 1, 1998, we entered into a three-year research and development agreement, which has been extended for successive periods through August 31, 2008, with John E. Thompson, Ph.D. and the University of Waterloo in Waterloo, Ontario, Canada, referred to as the University.  Dr. Thompson is our director and officer and beneficially owns approximately 4.4% of our common stock.  Dr. Thompson is the Associate Vice President, Research and former Dean of Science of the University.  Dr. Thompson and the University will provide research and development under our direction.  Research and development expenses under this agreement for the years ended June 30, 2007 and 2006 aggregated US $568,872 and US $629,982, respectively.  Effective September 1, 2007, we, Dr. Thompson and the University extended the agreement for an additional one-year period through August 31, 2008 in the amount of CAN $652,600.  As of October 1, 2007, such amount represented approximately US $650,000.

Consulting Agreement

Effective May 1, 1999, we entered into a three-year consulting agreement, which has been extended for successive periods through June 30, 2009,  for research and development with Dr. Thompson.  This agreement provided for monthly payments of $3,000 through June 2004.  However, effective January 1, 2003, 2006 and 2007, the agreement was amended to increase the monthly payments from $3,000 to $5,000, from $5,000 to $5,200, and from $5,200 to $5,417, respectively.

Debt / Equity Transactions

2006 Private Placement

In connection with a private placement in October 2006, we sold shares of our common stock and warrants to purchase our common stock to certain institutions, accredited investors and certain directors as follows:

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

2004 Private Placement

In connection with a private placement, commencing in January 2004 and ending in February 2004, we sold shares of our common stock and warrants to purchase our common stock to certain accredited investors and directors, including Seneca Capital L.P. and its affiliates, Rudolf Stalder and Christopher Forbes  On January 15, 2004, Seneca Capital L.P. and its affiliates purchased 421,941 shares of our common stock and warrants to purchase 210,970 shares of our common stock for the aggregate cash consideration of $1,000,000.  On January 15, 2004, Ruedi Stalder and Christopher Forbes each purchased 31,616 shares of our common stock and warrants to purchase 15,823 shares of our common stock for the aggregate cash consideration of $75,000 each.  All of such warrants were exercisable as of the date of grant at an exercise price equal to $3.79 and have a term of five (5) years.

Director Independence

Our board of directors has determined that each of Messrs. Stalder, Braca, Forbes, Quick, Rector and Van Hulst is an “independent director” as defined under Sections 121(A) and 802 of the AMEX rules.

Our board of directors has three standing committees: the Compensation Committee, the Audit Committee and the Nominating and Corporate Governance Committee, each of which operates under a charter that has been approved by our board. Each of these charters are also posted on our website at www.senesco.com.  Our corporate governance guidelines provide that directors are expected to attend the annual meeting of stockholders.  All directors attended the 2006 annual meeting of stockholders.

Compensation Committee

Our Compensation Committee was established in July 1999, pursuant to the Compensation Committee Charter.  Our Compensation Committee generally makes recommendations concerning salaries and incentive compensation for our management and our employees. The primary responsibilities of our Compensation Committee, as more fully set forth in the Compensation Committee Charter adopted in July 1999 and amended and restated on July 7, 2004, include:

•                  annually reviewing and approving corporate goals and objectives relevant to CEO compensation;

•                  reviewing and approving, or recommending for approval by our board, the salaries and incentive compensation of our executive officers;

•                  preparing the Compensation Committee report;

•                  administering our 1998 Stock Incentive Plan, as amended, or our 1998 Stock Plan; and

•                  reviewing and making recommendations to our board with respect to director compensation.

In addition, our Compensation Committee periodically reviews the potential effect of Section 162(m) and uses its judgment to authorize compensation payments that may be subject to the limit when our Compensation Committee believes such payments are appropriate and in the best interests of Senesco and our stockholders, after taking into consideration changing business conditions and the performance of our employees.  Section 162(m) of the Internal Revenue Code of 1986, as amended, generally disallows a tax deduction to public companies for certain compensation in excess of $1 million paid to a company’s CEO and the four other most highly compensated executive officers.  Certain compensation, including qualified performance-based compensation, will not be subject to the deduction limit if certain requirements are met.

Through February 21, 2007, our Compensation Committee was comprised of David Rector, John N. Braca and Rudolf Stalder.  From February 21, 2007 through present, our Compensation Committee was comprised of David Rector, John. N. Braca and Jack Van Hulst.  Mr. Rector currently serves as the chairman of the Compensation Committee.  All members of our Compensation Committee are considered independent pursuant to Sections 121(A) and 805 of the AMEX rules.  Our Compensation Committee held eight (8) meetings during fiscal 2007.

Audit Committee

Our Audit Committee was established in July 1999.  On October 8, 2003, our board of directors adopted an Amended and Restated Audit Committee Charter.  The primary responsibilities of our Audit Committee include:

•                  appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;

•                  overseeing the work of our independent registered public accounting firm, including through the receipt and consideration of certain reports from our independent registered public accounting firm;

•                  reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures;

•                  monitoring our internal control over financial reporting, disclosure controls and procedures and code of business conduct and ethics;

•                  discussing our risk management policies;

•                  establishing policies regarding hiring employees from our independent registered public accounting firm and procedures for the receipt and retention of accounting related complaints and concerns;

•                  meeting independently with independent registered public accounting firm and management; and

•                  preparing the audit committee report required by SEC rules, which is included on page 83 of this annual report.

Our Audit Committee is comprised of John N. Braca, David Rector and Thomas C. Quick.  Mr. Braca currently serves as the chairman of the Audit Committee.  AMEX currently requires an Audit Committee comprised solely of independent directors.  Messrs. Braca, Rector and Quick are “independent” members of our board of directors as defined in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Sections 121(A) and 803 of the AMEX rules.  In addition, our board of directors has determined that Mr. Braca satisfies the definition of an audit committee “financial expert” as set forth in Item 401(e) of Regulation S-B promulgated by the SEC.  Our Audit Committee held four (4) meetings during fiscal 2007.

Nominating and Corporate Governance Committee

The process followed by our Nominating and Corporate Governance Committee to identify and evaluate director candidates includes requests to board members and others for recommendations, meetings from time to time to evaluate biographical information and background material relating to potential candidates and interviews of selected candidates by members of the committee and the board.

In considering whether to recommend any particular candidate for inclusion in the board’s slate of recommended director nominees, our Nominating and Corporate Governance Committee will apply the criteria contained in the committee’s charter.  These criteria include the candidate’s integrity, business acumen, knowledge of our business and industry, age, experience, diligence, conflicts of interest and the ability to act in the interests of all stockholders.  Our Nominating and Corporate Governance Committee does not assign specific weights to particular criteria and no particular criterion is a prerequisite for each prospective nominee.  We believe that the backgrounds and qualifications of our directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will allow the board to fulfill its responsibilities.

Stockholders may recommend individuals to our Nominating and Corporate Governance Committee for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials and a statement as to whether the stockholder or group of stockholders making the recommendation has beneficially owned more than 5% of our common stock for at least one year as of the date such recommendation is made, to: Nominating and Corporate Governance Committee, c/o Corporate Secretary, Senesco Technologies, Inc., 303 George Street, Suite 420, New Brunswick, New Jersey 08901.  Assuming that appropriate biographical and background material has been provided on a timely basis, the committee will evaluate stockholder-recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others.

Item 14. Principal Accounting Fees and Services.

On October 24, 2007, we filed a Form 8-K disclosing that, on October 22, 2007, we were notified that the partners of Goldstein Golub Kessler LLP, or GGK, became partners of McGladrey & Pullen, LLP in a limited asset purchase agreement and that its position as our independent registered public accounting firm will cease upon completion of its procedures regarding the following: (i) the unaudited interim financial statements of the Company as of September 30, 2007 and for the three month period ending September 30, 2007 and (ii) the Form 10-Q of the Company for the quarter ending September 30, 2007.  We will file a Form 8-K/A once such procedures are completed.

Our board of directors intends to, subject to stockholder ratification, retain McGladrey & Pullen, LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2008.  Neither the firm nor any of its directors has any direct or indirect financial interest in or any connection with us in any capacity other than as auditors.

Leased Employees

Through September 30, 2005, GGK, our independent registered public accounting firm, had a continuing relationship with American Express Tax and Business Services, Inc., or TBS, from which it leased auditing staff who were full time, permanent employees of TBS and through which its partners provide non-audit services.  Subsequent to September 30, 2005, the relationship ceased and the firm established a similar relationship with RSM McGladrey, Inc., or RSM. GGK has no full-time employees and therefore, none of the audit services performed were provided by permanent full-time employees of GGK.  GGK manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

Other services, which do not include Financial Information System Design and Implementation fees, have been provided by TBS or RSM.

The following table summarizes the fees GGK, TBS, or RSM billed us for each of the last two fiscal years for audit services and other services:

Fee Category	2007	2006
Audit Fees (1)	$70,596	$59,330
Audit-Related Fees (2)	13,796	4,442
Tax Fees (3)	2,250	3,092
All Other Fees	—	—
Total Fees	$86,642	$66,864

(1)          Consists of fees for professional services rendered in connection with the audit of our financial statements for the years ended June 30, 2007 and 2006, respectively, and the reviews of the financial statements included in each of our Quarterly Reports on Form 10-Q during the years ended June 30, 2007 and 2006, respectively, and fees for professional services rendered in connection with documents filed with the Securities and Exchange Commission for the years ended June 30, 2007 and 2006, respectively.

(2)          Consists of fees relating to the review of our documents in connection with an equity offering, fees in connection with correspondence with the SEC and the AMEX, fees in connection with the implementation of SOX 404, and fees in connection with attending the annual shareholders meeting.

(3)          Consists of fees relating to our tax compliance, tax planning and tax return review for the years ended June 30, 2007 and 2006 provided by TBS and / or RSM.

Financial Information Systems Design and Implementation Fees

GGK, RSM or TBS did not bill us for any professional services rendered to us and our affiliates during the fiscal year ended June 30, 2007 in connection with financial information systems design or implementation, the operation of our information system or the management of our local area network.

Pre-Approval Policies and Procedures

None of the audit-related fees billed in fiscal 2007 and 2006 related to services provided under the de minimis exception to the audit committee pre-approval requirements.

The Audit Committee has adopted policies and procedures relating to the pre-approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm.  This policy generally provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.

From time to time, the Audit Committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next 12 months.  Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

The Audit Committee has also delegated to the chairman of the Audit Committee the authority to approve any audit or non-audit services to be provided to us by our independent registered public accounting firm.  Any approval of services by a member of the Audit Committee pursuant to this delegated authority is reported on at the next meeting of the Audit Committee.

Audit Committee Report

The Audit Committee oversees our financial reporting process on behalf of the Board of Directors.  The Audit Committee consists of three members of the Board of Directors who meet the independence and experience requirements of the AMEX.

On October 8, 2003, we amended and restated our Audit Committee Charter, which was originally adopted on July 26, 1999.

The Audit Committee held four meetings during fiscal 2007.

Management is responsible for our financial reporting process including its system of internal controls and for the preparation of consolidated financial statements in accordance with generally accepted accounting principles. Our independent registered public accounting firm is responsible for auditing those financial statements. The Audit Committee’s responsibility is to monitor and review these processes.  As appropriate, the Audit Committee reviews and evaluates, and discusses with our management and our independent registered public accounting firm, the following:

•                  the plan for, and the independent registered public accounting firm’s report on, each audit of our financial statements;

•                  the independent registered public accounting firm’s review of our unaudited interim financial statements;

•                  our financial disclosure documents, including all financial statements and reports filed with the Securities and Exchange Commission or sent to stockholders;

•                  our management’s selection, application and disclosure of critical accounting policies;

•                  changes in our accounting practices, principles, controls or methodologies;

•                  significant developments or changes in accounting rules applicable to us; and

•                  the adequacy of our internal controls and accounting and financial personnel.

The Audit Committee reviewed and discussed with our management our audited financial statements for the year ended June 30, 2007.  The Audit Committee also reviewed and discussed the audited financial statements and the matters required by Statement on Auditing Standards No. 61, 89 and 90, titled Communication with Audit Committees, with our independent registered public accounting firm. These standards require our independent registered public accounting firm to discuss with our Audit Committee, among other things, the following:

•                  methods used to account for significant unusual transactions;

•                  the effect of significant accounting policies in controversial or emerging areas for which there is a lack of authoritative guidance or consensus;

•                  the process used by management in formulating particularly sensitive accounting estimates and the basis for the auditors’ conclusions regarding the reasonableness of those estimates; and

•                  disagreements with management over the application of accounting principles, the basis for management’s accounting estimates and the disclosures in the financial statements.

Our independent registered public accounting firm also provided the Audit Committee with the written disclosures and the letter required by Independence Standards Board Standard No. 1, titled Independence Discussions with Audit Committees. Independence Standards Board Standard No. 1 requires auditors annually to disclose in writing all relationships that, in the auditor’s professional opinion, may reasonably be thought to bear on independence, confirm their perceived independence and engage in a discussion of independence.  In addition, the Audit Committee discussed with our independent registered public accounting firm their independence from Senesco.  The Audit Committee also considered whether our independent registered public accounting firm’s provision of certain other non-audit related services to Senesco is compatible with maintaining our auditors’ independence.

Based on our discussions with management and our independent registered public accounting firm, and our review of the representations and information provided by our management and our independent registered public accounting firm, the Audit Committee recommended to our board of directors that the audited financial statements be included in our annual report on Form 10-K and amended and restated Annual Report on Form 10-K/A for the year ended June 30, 2007.

By the Audit Committee of the Board of Directors of

Senesco Technologies, Inc.

John N. Braca, Chairman

Thomas C. Quick

David Rector

Item 15. Exhibits, Financial Statement Schedules.

(a)           (1)           Financial Statements.

Reference is made to the Index to Financial Statements on Page F-1.

(a)           (2)           Financial Statement Schedules.

None.

(a)           (3)           Exhibits.

Reference is made to the Exhibit Index on Page 86.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of October 2007.

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

Signature	Title	Date

/s/ Rudolf Stalder	Chairman and Director	October 29, 2007
Rudolf Stalder

/s/ Bruce C. Galton	President and Chief Executive	October 29, 2007
Bruce C. Galton	Officer (principal executive officer)
and Director

/s/ Joel Brooks	Chief Financial Officer and Treasurer	October 29, 2007
Joel Brooks	(principal financial and accounting officer)

/s/ John E. Thompson	Executive Vice President, Chief	October 29, 2007
John E. Thompson	Scientific Officer and Director

/s/ Christopher Forbes	Director	October 29, 2007
Christopher Forbes

/s/ Thomas C. Quick	Director	October 29, 2007
Thomas C. Quick

/s/ David Rector	Director	October 29, 2007
David Rector

/s/ Jack Van Hulst	Director	October 29, 2007
Jack Van Hulst

/s/ John Braca	Director	October 29, 2007
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

2.   INVESTMENTS:

At June 30, 2007 and 2006, the amortized cost basis, aggregate fair value, gross unrealized gains and maturity by majority security type were as follows:

	Gross
	Unrealized	Aggregate	Amortized
	Gain / (Loss)	Fair Value	Cost Basis
June 30, 2007

Held-to-maturity securities:
Corporate debt securities (maturing within one year)	$0	$250,000	$250,000

June 30, 2006

Held-to-maturity securities:
Corporate debt securities (maturing within one year)	$0	$850,000	$850,000
	$0	$850,000	$850,000

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

The fair value of each stock option granted has been determined using the Black-Scholes model.  The material factors incorporated in the Black-Scholes model in estimating the value of the options reflected in the above table include the following:

	Year Ended June 30,
	2007	2006	2005
Estimated life in years	6-10	6-10	10
Risk-free interest rate (1)	4.2-4.65%	4.2-4.5%	4.2%
Volatility	70-80%	70-111%	111-148%
Dividend paid	None	None	None

(1)                                  represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term.

The ultimate values of the options will depend on the future price of the Company’s Common Stock, which cannot be forecast with reasonable accuracy.

Stock option activity under the Plan is summarized as follows:

		Weighted-average
	Shares	Exercise Price
Options outstanding at July 1, 2004	1,878,500	$2.64
Granted	295,500	$3.45
Exercised	(22,500)	$2.05
Expired	(40,000)	$3.85
Options outstanding at June 30, 2005	2,111,500	$2.74
Granted	318,000	$1.40
Exercised	—	—
Expired	(3,000)	$3.48
Options outstanding at June 30, 2006	2,426,500	$2.56
Granted	338,000	$1.08
Exercised	—	—
Expired	(118,500)	$3.42
Options outstanding at June 30, 2007	2,646,000	$2.33
Options exercisable at June 30, 2005	1,834,508	$2.68
Options exercisable at June 30, 2006	2,181,337	$2.64
Options exercisable at June 30, 2007	2,396,334	$2.45
Weighted-average fair value of options granted during the year ended June 30, 2005		$3.23
Weighted-average fair value of options granted during the year ended June 30, 2006		$0.92
Weighted-average fair value of options granted during the year ended June 30, 2007		$0.85

Non-vested stock option activity under the Plan is summarized as follows:

		Weighted- average
	Number of	Grant-Date
	Options	Fair Value
Non-vested stock options at July 1, 2004	342,500	$2.46
Granted	295,500	$3.23
Vested	(361,008)	$2.69
Forfeited	—	—
Non-vested stock options at June 30, 2005	276,992	$2.98
Granted	318,000	$0.92
Vested	(349,162	$2.05
Forfeited	(667)	$3.23
Non-vested stock options at June 30, 2006	245,163	$1.47
Granted	338,000	$0.86
Vested	(328,497)	$1.30
Forfeited	(5,000)	$0.87
Non-vested stock options at June 30, 2007	249,666	$1.07

The following table summarizes information about stock options outstanding at June 30, 2007:

		Options Outstanding		Options Exercisable
		Weighted -average	Weighted-		Weighted-
	Number	Remaining	average	Number	average
Ranges of	Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Exercise Prices	June 30, 2007	Life (Years)	Price	June 30, 2007	Price
$ 1.05 - $1.65	743,500	8.40	$1.27	493,834	$1.28
$ 2.05 - $2.35	1,025,000	3.90	$2.12	1,015,000	$2.12
$ 3.15 - $4.00	877,500	5.30	$3.49	887,500	$3.49
$ 1.05 - $4.00	2,646,000	5.65	$2.33	2,396,334	$2.45

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

The following stock-based compensation expense of $970,162, $677,000, $974,235 and $8,798,776 was recognized for the years ended June 30, 2007, 2006, 2005 and cumulatively from inception through June 30, 2007, respectively:

	Year Ended June 30,			Cumulative
	2007	2006	2005	From Inception
General and administrative expenses	$909,848	$488,000	$691,843	$7,536,940
Research and development expenses	60,314	189,000	282,392	1,261,835
Total stock-based compensation expense	$970,162	$677,000	$974,235	$8,798,775
Basic and diluted loss per common share	$.06	$.04	$.07

8.   INCOME TAXES:

The Company files a consolidated federal income tax return.  The subsidiary files separate state and local income tax returns.

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Year ended June 30,	2007		2006		2005
Federal statutory rate	(34%	)	(34%	)	(34%	)
Valuation allowance	34		34		34
	0%		0%		0%

The deferred income tax asset consists of the following at:

	June 30,
	2007	2006
Deferred tax asset:
Net operating loss carryforward	$6,443,000	$5,531,000
Stock-based compensation	1,181,000	897,000
Other	95,000	95,000
	7,719,000	6,523,000

Valuation allowance	(7,719,000)	(6,523,000)
	$0	$0

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

12. VALUATION AND QUALIFYING ACCOUNTS:

	Years Ended June 30, 2007, 2006, and 2005 .
	Balance at Beginning of Year	Additions Charged to Expense(*)	Deductions	Balance at End of Year
Year ended June 30, 2007:
Valuation allowance — deferred tax asset	$6,523,000	$1,196,000	$0	$7,719,000
Year ended June 30, 2006:
Valuation allowance — deferred tax asset	$5,428,000	$1,095,000	$0	$6,523,000
Year ended June 30, 2005:
Valuation allowance — deferred tax asset	$4,499,000	$929,000	$0	$5,428,000

(*) Offset to tax benefit of net operation losses.

13. QUARTERLY FINANCIAL DATA (UNAUDITED) :

	Year Ended June 30, 2007
Quarter Ended	September 30	December 31	March 31	June 30

Revenue	$81,250	$181,250	$6,250	$31,250
Total operating expenses	692,633	1,342,989	828,483	756,895
Loss from operations	(611,383)	(1,161,739)	(822,233)	(725,645)
Other income, net	10,918	26,102	20,916	11,367
Net loss	$(600,465)	$(1,135,637)	$(801,317)	$(714,278)
Basic and diluted net loss per common share	$(0.04)	$(0.07)	$(0.05)	$(0.04)
Basic and diluted weighted-average number of common shares outstanding	15,480,649	17,257,791	17,473,694	17,473,694

	Year Ended June 30, 2006
Quarter Ended	September 30	December 31	March 31	June 30

Revenue	$12,500	$12,500	$35,416	$6,250
Total operating expenses	941,990	954,181	777,447	812,389
Loss from operations	(929,490)	(941,681)	(742,031)	(806,139)
Other income, net	32,368	27,672	24,610	19,806
Net loss	$(897,122)	$(914,009)	$(717,421)	$(786,333)
Basic and diluted net loss per common share	$(0.06)	$(0.06)	$(0.04)	$(0.05)
Basic and diluted weighted-average number of common shares outstanding	15,467,388	15,467,388	15,467,388	15,477,388

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

4.15	Form of Series A Warrant issued to YA Global Investments, L.P. (Incorporated by reference to Exhibit 4.15 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2007.)

4.16

Form of Series A Warrant issued to Stanford Venture Capital Holdings, Inc. (Incorporated by reference to Exhibit 4.16 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2007.)

4.17	Form of Debenture issued to YA Global Investments, L.P. (Incorporated by reference to Exhibit 4.17 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2007.)

4.18

Form of Debenture issued to Stanford Venture Capital Holdings, Inc. (Incorporated by reference to Exhibit 4.18 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2007.)

4.19	Form of Series B Warrant issued to YA Global Investments, L.P. (Incorporated by reference to Exhibit 4.19 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2007.)

4.20

Form of Series B Warrant issued to Stanford Venture Capital Holdings, Inc. (Incorporated by reference to Exhibit 4.20 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2007.)

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

10.13

Indemnification Agreement by and between Senesco Technologies, Inc. and Jack Van Hulst, dated January 16, 2007. (Incorporated by reference to Exhibit 10.13 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2007.)

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

10.41

Amendment to Placement Agent Agreement by and between Senesco Technologies, Inc. and H.C. Wainwright & Co., Inc. dated August 3, 2007. (Incorporated by reference to Exhibit 10.41 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2007.)

10.42

Amendment to Research Agreement by and among the University of Waterloo, Senesco, Inc., and Dr. John E. Thompson, Ph.D., dated August 1, 2007. (Incorporated by reference to Exhibit 10.42 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2007.)

10.43

Agreement for Service on Senesco Technologies, Inc. Scientific Advisory Board by and between Senesco Technologies, Inc. and James W. Mier, M.D., dated April 2, 2007. (Incorporated by reference to Exhibit 10.43 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2007.)

10.44

Securities Purchase Agreement by and between Senesco Technologies, Inc. and YA Global Investments, L.P. (Incorporated by reference to Exhibit 10.44 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2007.)

10.45

Registration Rights Agreement by and between Senesco Technologies, Inc. and YA Global Investments, L.P. (Incorporated by reference to Exhibit 10.45 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2007.)

10.46

Securities Purchase Agreement by and between Senesco Technologies, Inc. and Stanford Venture Capital Holdings, Inc. (Incorporated by reference to Exhibit 10.46 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2007.)

10.47

Registration Rights Agreement by and between Senesco Technologies, Inc. and Stanford Venture Capital Holdings, Inc. (Incorporated by reference to Exhibit 10.47 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2007.)

10.48

Security Agreement dated as of September 21, 2007 by and between Senesco Technologies, Inc. and its subsidiaries and YA Global Investments, L.P. (Incorporated by reference to Exhibit 10.48 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2007.)

10.49

Amendment # 5 to Consulting Agreement of July 12, 1999, as modified, by and between Senesco, Inc. and John E. Thompson, Ph.D., dated June 15, 2007. (Incorporated by reference to Exhibit 10.49 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2007.)

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