Form 10-Q
period 2007-09-30
SENESCO TECHNOLOGIES INC
filed 2007-11-14
CIK 1035354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 31, 2007, 17,473,694 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION.	1

Item 1.	Financial Statements (Unaudited)	1

CONDENSED CONSOLIDATED BALANCE SHEETS as of September 30, 2007 and June 30, 2007		2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS For the Three Months Ended September 30, 2007 and 2006, and From Inception on July 1, 1998 through September 30, 2007		3

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’EQUITY From Inception on July 1, 1998 through September 30, 2007		4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three Months Ended September 30, 2007 and 2006, and From Inception on July 1, 1998 through September 30, 2007		8

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS		9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Overview		18

Liquidity and Capital Resources		26

Changes to Critical Accounting Policies and Estimates		31

Results of Operations		32

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36

Item 4.	Controls and Procedures	36

PART II.	OTHER INFORMATION.	37

Item 1A.	Risk Factors.	37

Item 2.	Unregistered Sales of Equity Securities and Use of Factors.	50

Item 6.	Exhibits.	54

SIGNATURES		55

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

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2007	2007
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,641,003	$408,061
Short-term investments	—	250,000
Accounts receivable	75,000	—
Prepaid expenses and other current assets	57,076	104,526
Total Current Assets	1,773,079	762,587

Property and equipment, net	6,487	7,526
Intangibles, net	2,738,639	2,544,447
Deferred financing costs	292,052	—
Security deposit	7,187	7,187
TOTAL ASSETS	$4,817,444	$3,321,747

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$305,823	$109,258
Accrued expenses	505,265	377,359
Deferred revenue	10,417	16,667
Total Current Liabilities	821,505	503,284

Convertible note	12,723	—
Grant payable	99,728	99,728
Other liability	27,662	29,196
TOTAL LIABILITIES	961,618	632,208

STOCKHOLDERS’ EQUITY:

Preferred stock, $0.01 par value; authorized 5,000,000 shares, no shares issued	—	—
Common stock, $0.01 par value; authorized 60,000,000 shares, issued and outstanding 17,473,694	174,737	174,737
Capital in excess of par	29,684,675	28,136,342
Deficit accumulated during the development stage	(26,003,586)	(25,621,540)

TOTAL STOCKHOLDERS’ EQUITY	3,855,826	2,689,539

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,817,444	$3,321,747

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	From Inception on July 1, 1998 through September 30,
	2007	2006	2007

Revenue	$371,250	$81,250	$1,089,583

Operating Expenses:
General and administrative	389,059	383,285	19,823,252
Research and development	352,895	309,348	8,546,064
Total Operating Expenses	741,954	692,633	28,369,316

Loss From Operations	(370,704)	(611,383)	(27,279,733)

Sale of state income tax loss	—	—	586,442
Other noncash income	—	—	321,259
Interest income, net	6,879	10,918	386,667
Interest expense on convertible note	(3,000)	—	(3,000)
Amortization of debt discount and financing costs	(15,221)	—	(15,221)
Net Loss	$(382,046)	$(600,465)	$(26,003,586)

Basic and Diluted Net Loss Per Common Share	$(0.02)	$(0.04)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	17,473,694	15,480,649

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FROM INCEPTION ON JULY 1, 1998 THROUGH SEPTEMBER 30, 2007

(unaudited)

	Common Stock		Capital in Excess of	Deficit Accumulated During the Development
	Shares	Amount	Par Value	Stage	Total

Common stock outstanding	2,000,462	$20,005	$(20,005)	—	—

Contribution of capital	—	—	85,179	—	$85,179

Issuance of common stock in reverse merger on January 22, 1999 at $0.01 per share	3,400,000	34,000	(34,000)	—	—

Issuance of common stock for cash on May 21, 1999 at $2.63437 per share	759,194	7,592	1,988,390	—	1,995,982

Issuance of common stock for placement fees on May 21, 1999 at $0.01 per share	53,144	531	(531)	—	—

Issuance of common stock for cash on January 26, 2000 at $2.867647 per share	17,436	174	49,826	—	50,000

Issuance of common stock for cash on January 31, 2000 at $2.87875 per share	34,737	347	99,653	—	100,000

Issuance of common stock for cash on February 4, 2000 at $2.934582 per share	85,191	852	249,148	—	250,000

Issuance of common stock for cash on March 15, 2000 at $2.527875 per share	51,428	514	129,486	—	130,000

Issuance of common stock for cash on June 22, 2000 at $1.50 per share	1,471,700	14,718	2,192,833	—	2,207,551

See Notes to Condensed Consolidated Financial Statements.

				Deficit Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage	Total

Commissions, legal and bank fees associated with issuances for the year ended June 30, 2000	—	—	$(260,595)	—	$(260,595)

Fair market value of options and warrants vested during the year ended June 30, 2000	—	—	1,475,927	—	1,475,927

Fair market value of options and warrants vesting during the year ended June 30, 2001	—	—	308,619	—	308,619

Issuance of common stock and warrants for cash from November 30, 2001 through April 17, 2002 at $1.75 per unit	3,701,430	$37,014	6,440,486	—	6,477,500

Issuance of common stock and warrants associated with bridge loan conversion on December 3, 2001	305,323	3,053	531,263	—	534,316

Commissions, legal and bank fees associated with issuances for the year ended June 30, 2002	—	—	(846,444)	—	(846,444)

Fair market value of options and warrants vested during the year ended June 30, 2002	—	—	1,848,726	—	1,848,726

Fair market value of options and warrants vested during the year ended June 30, 2003	—	—	848,842	—	848,842

Issuance of common stock and warrants for cash from January 15, 2004 through February 12, 2004 at $2.37 per unit	1,536,922	15,369	3,627,131	—	3,642,500

Allocation of proceeds to warrants	—	—	(2,099,090)	—	(2,099,090)

See Notes to Condensed Consolidated Financial Statements.

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage	Total

Reclassification of warrants	—	—	$1,913,463	—	$1,913,463

Commissions, legal and bank fees associated with issuances for the year ended June 30, 2004	—	—	(378,624)	—	(378,624)

Fair market value of options and warrants vested during the year ended June 30, 2004	—	—	1,826,514	—	1,826,514

Options and warrants exercised during the year ended June 30, 2004 at exercise prices ranging from $1.00 - $3.25	370,283	$3,704	692,945	—	696,649

Issuance of common stock and warrants for cash on May 9, 2005 at $2.11 per unit	1,595,651	15,957	3,350,872	—	3,366,829

Allocation of proceeds to warrants	—	—	(1,715,347)	—	(1,715,347)

Reclassification of warrants	—	—	1,579,715	—	1,579,715

Commissions, legal and bank fees associated with issuance on May 9, 2005	—	—	(428,863)	—	(428,863)

Options and warrants exercised during the year ended June 30, 2005 at exercise prices ranging from $1.50 to $3.25	84,487	844	60,281	—	61,125

Fair market value of options and warrants vested during the year ended June 30, 2005	—	—	974,235	—	974,235

See Notes to Condensed Consolidated Fnancial Statements.

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage	Total

Fair market value of options and warrants granted and vested during the year ended June 30, 2006	—	—	$677,000	—	$677,000

Warrants exercised during the year ended June 30, 2006 at an exercise price of $0.01	10,000	$100	—	—	100

Issuance of common stock and warrants for cash on October 11, 2006 at $1.135 per unit	1,986,306	19,863	2,229,628	—	2,249,491

Commissions, legal and bank fees associated with issuance on October 11, 2006	—	—	(230,482)	—	(230,482)

Fair market value of options and warrants vested during the year ended June 30, 2007	—	—	970,162	—	970,162

Warrants exercised during the year ended June 30, 2007 at an exercise price of $0.01	10,000	100	—	—	100

Fair market value of options and warrants vested during the three months ended September 30, 2007	—	—	153,333	—	153,333

Allocation of proceeds from issuance of convertible note and warrants on September 21, 2007	—	—	1,395,000	—	1,395,000

Net loss	—	—	—	$(26,003,586)	(26,003,586)

Balance at September 30, 2007	17,473,694	$174,737	$29,684,675	$(26,003,586)	$3,855,826

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

			From Inception on
	For the Three Months Ended		July 1, 1998 through
	September 30,		September 30,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(382,046)	$(600,465)	$(26,003,586)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Noncash capital contribution	—	—	85,179
Noncash conversion of accrued expenses into equity	—	—	131,250
Noncash income related to change in fair value of warrant liability	—	—	(321,259)
Issuance of common stock and warrants for interest	—	—	9,316
Issuance of stock options and warrants for services	63,500	87,000	8,862,276
Depreciation and amortization	21,754	7,101	385,595
Amortization of convertible note discount and deferred financing costs	15,221	—	15,221
(Increase) decrease in operating assets:
Accounts receivable	(75,000)	—	(75,000)
Prepaid expense and other current assets	47,450	2,002	(57,076)
Security deposit	—	—	(7,187)
Increase (decrease) in operating liabilities:
Accounts payable	196,565	27,866	305,823
Accrued expenses	127,906	212,924	505,265
Deferred revenue	(6,250)	(6,250)	10,417
Other liability	(1,534)	(1,306)	27,662
Net cash provided by (used in) operating activities	7,566	(271,128)	(16,126,104)

Cash flows from investing activities:
Patent costs	(214,907)	(142,061)	(2,960,614)
Redemption (purchase) of investments, net	250,000	450,000	—
Purchase of property and equipment	—	—	(170,107)
Net cash provided by (used in) investing activities	35,093	307,939	(3,130,721)

Cash flows from financing activities:
Proceeds from grant	—	—	99,728
Proceeds from issuance of bridge notes	—	—	525,000
Proceeds from issuance and exercises of common stock and warrants	—	100	19,082,817
Proceeds from issuance of convertible note and warrants, net of $105,000 paid to holder	1,395,000	—	1,395,000
Deferred financing costs	(204,717)	—	(204,717)
Net cash provided by financing activities	1,190,283	100	20,897,828

Net increase in cash and cash equivalents	1,232,942	36,911	1,641,003

Cash and cash equivalents at beginning of period	408,061	318,473	—

Cash and cash equivalents at end of period	$1,641,003	$355,384	$1,641,003

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—	$22,317

Supplemental schedule of noncash financing activity:
Conversion of bridge notes into stock	$—	$—	$534,316
Allocation of convertible debt proceeds to warrants and beneficial Conversion feature	$1,395,000	$—	$1,395,000
Warrants issued for financing costs	$89,833	$—	$89,833

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 - Basis of Presentation:

The financial statements included herein have been prepared by Senesco Technologies, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of September 30, 2007, the results of its operations and cash flows for the three-month periods ended September 30, 2007 and 2006, and the results of its operations and cash flows for the period from inception on July 1, 1998 through September 30, 2007.

Interim results are not necessarily indicative of results for the full fiscal year.

Note 2 – Liquidity:

The operations of the Company to date have required significant cash expenditures. As shown in the accompanying financial statements, the Company has a history of losses with a deficit accumulated during the development stage from inception through September 30, 2007 of $26,003,586. The future capital requirements of the Company will depend on the results of its research and development activities, preclinical studies and competitive and technological advances.

The Company does not expect that its revenue and/or cash and investments on hand as of September 30, 2007, and the net proceeds of the $1.5 million convertible note and warrants issued on October 16, 2007, will cover its expenses during the next twelve months. As a result, on August 1, 2007 and August 29, 2007, the Company entered into agreements to issue convertible debentures and warrants which will provide working capital in the gross amount of up to $10,000,000 to fund its operations for approximately the next two years. On each of September 21, 2007 and October 16, 2007 the Company issued a convertible note in the amount of $1,500,000 and 1,387,500 warrants at an exercise price of $1.01. The Company will issue additional convertible notes and warrants and will receive an additional $4,000,000 upon shareholder approval. Additionally, the Company will issue convertible notes and warrants and will receive $1,500,000 on the date the Company enters into a supply agreement with a third party manufacturer for sufficient quantity and quality of nano-particle for encapsulation of Factor 5A gene to be used in toxicology and proof of concept human studies under a United States Food and Drug Administration, (the “FDA”), accepted Investigational New Drug application, (an “IND Application, and $1,500,000 on the date the Company enters into a supply agreement with a third party manufacturer to provide sufficient quantity and quality of Factor 5A DNA to carry out toxicology and proof of concept human studies under a FDA accepted IND Application. However, if the Company does not meet all or some of the funding milestones, then the Company cannot provide assurance that it will continue as a going concern.

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

Note 3 – Intangible Assets:

The Company conducts research and development activities, the cost of which is expensed as incurred, in order to generate patents that can be licensed to third parties in exchange for license fees and royalties. Because the patents are the basis of the Company’s future revenue, certain patent costs are capitalized. The capitalized patent costs represent the outside legal fees incurred by the Company to submit and undertake all necessary efforts to have such patent applications issued as patents.

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

Issued patents and agricultural patents pending are being amortized over a period of 17 years, the life of the patent.

The Company assesses the impairment in value of intangible assets whenever events or circumstances indicate that their carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include the following:

•            significant negative industry trends;

•            significant underutilization of the assets;

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

Note 4 - Loss Per Share:

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. As of September 30, 2007, shares to be issued upon the exercise of options and warrants aggregating 9,294,982 at an average exercise price of $2.20, and as of September 30, 2006, shares to be issued upon the exercise of options and warrants aggregating 8,286,591 at an average price of $2.89 are not included in the computation of diluted loss per share as the effect is anti-dilutive. Additionally, at September 30, 2007, 1,666,667 shares to be issued upon the conversion of a debenture at a fixed conversion rate of $0.90  are not included in the computation of diluted loss per share as the effect is anti-dilutive.

Note 5 – Share-Based Transactions:

The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. Generally, the awards vest based upon time-based conditions.

The fair value of each stock option and warrant granted has been determined using the Black-Scholes model. The material factors incorporated in the Black-Scholes model in estimating the value of the options and warrants include the following:

	Three Months Ended September 30,
	2007	2006
Estimated life in years	8-10	6-10
Risk-free interest rate (1)	4.7%	4.2%-4.5%
Volatility	100%	70%-80%
Dividend paid	None	None

(1) represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term.

The ultimate values of the options will depend on the future price of the Company’s Common Stock, which cannot be forecast with reasonable accuracy.

A summary of changes in the stock option plan for the three month period ended September 30, 2007 is as follows:

	Number of Options	Weighted-Average Exercise Price
Outstanding at July 1, 2007	2,646,000	$2.33
Granted	—	—
Exercised	—	—
Canceled	—	—

Outstanding at September 30, 2007	2,646,000	$2.33

Exercisable at September 30, 2007	2,396,334	$2.45

A summary of changes to the non-vested stock options for the three month period ended September 30, 2007 is as follows:

	Weighted-Average
	Number of Options	Grant-Date Fair Value
Non-vested stock options at July 1, 2007	249,666	$1.07
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested stock options at September 30, 2007	249,666	$1.07

As of September 30, 2007, the aggregate intrinsic value of stock options outstanding was $0, with a weighted-average remaining term of 5.4 years. The aggregate intrinsic value of stock options exercisable at that same date was $0, with a weighted-average remaining term of 6.0 years. As of September 30, 2007, the Company has 3,264,000 shares available for future stock option grants.

As of September 30, 2007, total compensation expense not yet recognized related to stock option grants amounted to approximately $142,000, which will be recognized over the next 15 months.

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

Note 7 –Convertible Note and Stockholders Equity:

On August 1, 2007 and August 29, 2007, the Company entered into binding Securities Purchase Agreements with YA Global Investments (“YA Global”) and Stanford Venture Capital Holdings, Inc. (“Stanford”), respectively, to sell to each of YA Global and Stanford up to $5,000,000 of secured convertible notes and accompanying warrants for an aggregate gross proceeds of $10,000,000. The convertible notes convert into the Company’s common stock at a fixed price of $0.90 per share subject to certain adjustments (the “Fixed Conversion Price”), for a period of two years immediately following the signing date, provided that the Company has achieved the following milestones by January 31, 2008: (i) successful completion of animal studies, other than toxicology studies, necessary for the advancement of factor 5A1 in human clinical trials, (ii) the engagement of a contract research organization for human clinical studies of factor 5A1, and (iii) the signing of at least one (1) corporate partnership or license agreement after August 1, 2007 with an agricultural company utilizing the Company’s proprietary platform. As of October 31, 2007, the Company has signed a license agreement with an agricultural company and has engaged a contract research organization, and therefore has met two of the three required milestones. After the second anniversary of the signing date, or if the Company does not achieve the foregoing milestones by January 31, 2008, the convertible notes may convert into shares of the Company’s common stock at the lower of the fixed conversion price or 80% of the lowest daily volume-weighted average price (the “VWAP”), of the common stock during the five trading days prior to the conversion date. The maturity date of each of the convertible notes for YA Global and Stanford is December 30, 2010 and December 31, 2010, respectively. Currently, at the fixed conversion price, the number of shares of common stock issuable upon conversion of the convertible notes and exercise of warrants represents, in the aggregate, 24,994,445 shares, plus an estimated additional 2,000,000 shares for the payment of interest in stock under the convertible notes.

Pursuant to the terms of the Securities Purchase agreements, the Company is required to seek shareholder approval to increase the authorized number of shares of common stock from 60,000,000 shares to 100,000,000 shares. The Company filed a proxy statement on November 2, 2007 to seek shareholder approval to increase the authorized number of shares of common stock.

The convertible notes accrue interest on their outstanding principal balances at an annual rate of 8%. The Company has the option to pay interest in cash or, upon certain conditions, common stock. If the Company pays interest in common stock, the stock will be valued at a 10% discount to the average daily VWAP for the five day trading period prior to the interest payment date (the “Interest Shares”)

At the Company’s option, it can redeem a portion of, or all of, the principal owed under the convertible notes by providing the investors with at least 30 business days’ written notice, provided that, at the time of receipt of the notice, either: (A)(i) the VWAP of the common stock exceeds 130% of the Fixed Conversion Price for at least 20 of 30 prior trading days and (ii) there is an effective registration statement for the resale of the common stock that will be issued under the redemption or (B) it redeems a portion, or all, of the principal owed at a 20% premium above the principal then outstanding and any accrued interest thereupon. If the Company redeems all or any of the principal outstanding under the convertible notes, it will pay an amount equal to the principal being redeemed plus accrued interest.

If there is an effective registration statement for the resale of the shares underlying the convertible notes or if such shares become 144(k) eligible, the Company will have the option to force the investors to convert 50% and 100% of its then-outstanding convertible notes if its common stock price exceeds 150% and 175% of the Fixed Conversion Price, respectively, for any 20 out of 30 trading days; provided that such forced conversion meets certain conditions (the “Call Option”). If the Company exercises its Call Option prior to the third anniversary of the signing date, it will issue additional warrants to the investor equal to 50% of the number of shares underlying the convertible note subject to the forced conversion. These warrants will be exercisable at the fixed conversion price and will have the same maturity as the other warrants issued under the YA Global Financing.

The Company’s obligations under the convertible notes are secured by all of its and its subsidiary’s assets and intellectual property, as evidenced by the Security Agreements and the Patent Security Agreements. Pursuant to a subordination agreement, YA Global is the senior secured creditor.

YA Global and Stanford will also be issued warrants to purchase an aggregate of 5,550,000 and 8,333,333, respectively, of the Company’s common stock, exercisable six months and one day from the date of issuance until their expiration on the date that is five years from the date of issuance. The warrants will be issued in two series. Generally, the Series A warrants may be issued prior to stockholder approval, while the Series B warrants are only issued after stockholder approval. The exercise price of the Series A warrants is $1.01 per share, and the exercise price of the Series B warrants is $0.90 per share, subject to certain adjustments. The warrants provide a right of cashless exercise if, at the time of exercise, there is no effective registration statement registering the resale of the shares underlying the warrants.

The conversion rate of each convertible note and the exercise price of the Series B warrants are subject to adjustment for certain events, including dividends, stock splits, combinations and the sale of the Company’s common stock or securities convertible into or exercisable for the Company’s common stock at a price less than the then applicable conversion or exercise price.

The investors have a right of first refusal on any future funding that involves the issuance of the Company’s capital stock for so long as a portion of the convertible notes is outstanding.

Pursuant to the Registration Rights Agreement, the Company filed an initial registration statement on October 12, 2007 to register 3,333,333 shares of common stock issuable to YA Global, and such registration statement became effective on November 1, 2007. The Company is required to file another registration statement to cover up to an additional 2,432,900 within 30 days of the third closing date, which will occur within two days of receiving shareholder approval, and have such registration statement declared effective within 120 days of the third closing date. If the shares issuable to YA Global remain outstanding after all shares under the registration statements have been sold, the Company may be required to file additional registration statements for those shares. These registration rights will cease once the shares issuable to YA Global are eligible for sale by the investor without restriction under Rule 144(k). Upon certain events, the Company has agreed to pay as partial liquidated damages an amount equal to 1.0% of the aggregate purchase price paid by the investors for any convertible debentures then held by the investors, but these payments may not exceed 12% of the aggregate purchase price paid by the investors. The maximum liquidated damages payable under the Registration Rights Agreement is $600,000. The Company has not recorded an estimated registration rights liability as the Company anticipates that it will fulfill its obligations under the Registration Rights Agreement.

The total gross proceeds from the issuance of the convertible notes and warrants will be $10,000,000 before payment of 3.25% of the purchase price in commissions to Wainwright & Co., Inc. (the “Placement Agent”). The Company will issue to the Placement Agent warrants to purchase 7% of the purchase price, or 777,777 shares, of the Company’s common stock with similar terms to the warrants that will be issued to the investors. The Company paid YA Global and will pay Stanford a non-refundable structuring/due diligence fee of $30,000 each. The Company has also agreed to pay YA Global and Stanford a commitment fee of 5% and 7%, respectively, of its purchase price, which is paid proportionately at each closing.

Specifics of YA Global Financing

Pursuant to the YA Global Securities Purchase Agreement, the Company has issued two convertible notes in the amount of $1,500,000 each and two Series A warrants in the amount of 1,387,500 shares each on September 21, 2007 and October 16, 2007 and will issue and sell to YA Global a convertible note in the amount of $2,000,000 and a Series B warrant in the amount of 2,775,000 shares on the date that the stockholders approve the transaction.

The gross proceeds, less $105,000 paid to YA Global, of $1,395,000 from the issuance of convertible notes and warrants have been allocated between the convertible notes and warrants based upon their fair values using the Black-Scholes model. Additional amounts were allocated to the beneficial conversion feature based upon the effective conversion price compared to the fair value of the common stock on the date of issuance of the convertible notes and warrants. The material factors incorporated in the Black-Scholes model in estimating the value of the warrants include the following:

Estimated life in years	5
Risk-free interest rate (1)	4.4%
Volatility	100%
Dividend paid	None

At September 30, 2007, net proceeds of $1,395,000 was allocated to the warrants and beneficial conversion feature and recorded as equity. The costs associated with the issuance in the amount of $294,550 have been recorded as deferred financing costs and are being amortized ratably over the term of the convertible note.

Pursuant to the rules of the American Stock Exchange, the convertible notes and warrants issued to YA Global at the first two closings were subject to a cap on the number of shares of common stock that can be issued upon the conversion of the convertible notes and the exercise of the warrants, until the Company receives shareholder approval. The cap of 3,493,000 shares is equal to 19.99% of the company’s outstanding common stock on the signing date. In addition, there is a maximum overall cap of 30,500,000 shares for the YA Global financing.

As of September 30, 2007, the outstanding balance of the Convertible Note was $12,723, which is comprised of a note with a face amount of $1,500,000 less unamortized debt discount of $1,487,277.

Debt discount associated with the Convertible Note is amortized to interest expense over the remaining life of the Convertible Note. Upon conversion of the Convertible Note into Common Stock, any unamortized debt discount relating to the portion converted will be charged to equity. Total charges to interest for amortization of debt discount were $12,723 for the three month period ended September 30, 2007.

Specifics of Stanford Financing

Pursuant to the Stanford Securities Purchase Agreement, the Company will issue and sell to Stanford:

1.       a convertible note in the amount of $2,000,000 and warrants within two business days of the later of (a) the date stockholders approve the transaction or (b) the date that the initial registration statement relating to the YA Global financing is filed with the SEC. Such registration statement was filed on October 12, 2007;

2.       a convertible note in the amount of $1,500,000 on the date the Company enters into a supply agreement with a third party manufacturer for sufficient quantity and quality of nano-particle for encapsulation of Factor 5A gene to be used in toxicology and proof of concept human studies under an FDA accepted IND Application;

3.       a convertible note in the amount of $1,500,000 on the date the Company enters into a supply agreement with a third party manufacturer to provide sufficient quantity and quality of Factor 5A DNA to carry out toxicology and proof of concept human studies under a FDA accepted IND Application.

The convertible notes and warrants issuable to Stanford will be subject to a maximum cap of 31,888,888 on the number of shares of common stock that can be issued upon the conversion of the convertible notes and the exercise of the warrants.

Note 8 – Income Taxes:

No provision for income taxes has been made in the three months ended September 30, 2007 and 2006 given the Company’s losses in 2007 and 2006 and available net operating loss carryforwards. A benefit has not been recorded as the realization of the net operating losses is not assured and the timing in which the Company can utilize its net operating loss carryforwards in any year or in total may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifes the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 effective July 1, 2007 and there was no material effect on our results of operations or financial position.

Note 9 – Significant Events:

On July 23, 2007, the Company entered into a license agreement with Bayer CropScience AG for the development and commercialization of cotton (the “Bayer Cotton Agreement”). Under the terms of the Bayer Cotton Agreement, the Company received: (i) an upfront initial payment; (ii) will receive milestone payments upon the achievement of certain development milestones; and (iii) additionally, upon commercialization, a royalty on net sales.

On August 6, 2007, the Company entered into a license agreement with the Monsanto Company for the development and commercialization of corn and soy (the “Monsanto Agreement”). Under the terms of the Monsanto Agreement, the Company received: (i) an upfront initial payment; (ii) will receive milestone payments upon the achievement of certain development milestones; and (iii) additionally, upon commercialization, a royalty on net sales.

On September 17, 2007, the Company entered into a license agreement with Bayer CropScience AG for the development and commercialization of Rice (the “Bayer Rice Agreement”). Under the terms of the Bayer Rice Agreement, the Company received: (i) an upfront payment; (ii) will receive milestone payments upon the achievement of certain development milestones; and (iii) additionally, upon commercialization, a royalty on net sales.

Item 2.                                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes thereto included in this Quarterly Report on Form 10-Q. The discussion and analysis may contain forward-looking statements that are based upon current expectations and entail various risks and uncertainties. Our actual results and the timing of events could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those set forth under “Factors That May Affect Our Business, Future Operating Results and Financial Condition” and elsewhere in this report.

Overview

Our Business

We are a development stage biotechnology company whose mission is to utilize our patented and patent-pending genes, primarily eucartyotic translation initiation Factor 5A, or Factor 5A, and deoxyhypusine synthase, or DHS, and related technologies for inhibition, i.e. siRNA, in human health applications, to:

•                  develop novel approaches to treat inflammatory and/or apoptotic related diseases in humans;

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

•                  increasing the survival, while maintaining functionality, of mouse pancreatic islet cells isolated for transplantation. Preliminary animal studies have shown that siRNA to Factor 5A administered prior to harvesting beta islet cells from a mouse has a significant impact not only on the survival of the beta islet cells, but also on the retention of the cells functionality when compared to the untreated beta islet cells. Additional studies have also shown that the treated beta islet cells survive a pro-inflammatory cytokine challenge, while maintaining their functionality with respect to insulin levels;

•                  confirmed protection during pro-inflammatory cytokine challenge;

•                  demonstrating that the efficacy of our technology is comparable to that of existing approved anti-inflammatory prescription drugs in reducing certain inflammatory cytokines in mice; and

•                  increasing the survival rate of mice in a lethal challenge sepsis model. Additionally, a broad spectrum of systemic pro-inflammatory cytokines were down-regulated.

Inhibiting Apoptosis

We believe that down-regulation of our proprietary Factor 5A gene may have potential application as a means for controlling the effect of a broad range of diseases that are attributable to premature apoptosis, ischemia, or inflammation. Apoptotic diseases include glaucoma, heart disease, and certain inflammatory diseases such as Crohn’s disease, sepsis and rheumatoid arthritis, among others. We are engaged in preclinical research on a variety of these diseases. Using small inhibitory RNA’s, or siRNA’s, against the apoptosis isoform of Factor 5A to inhibit its expression, we have reduced pro-inflammatory cytokine formation and formation of receptors for liposolysaccharide, or LPS, interferon-gamma and TNF-alpha. We have also determined that inhibiting the apoptosis isoform of Factor 5A down-regulates MAPK, NFkB and JAK1 and decreases the inflammatory cytokines formed through these pathways. Additionally, we have shown in a mouse study that our siRNA is comparable to a steroid and to a prescription anti-TNF drug in its ability to reduce cytokine response to LPS. In-vivo mouse studies have shown that the siRNA against Factor 5A (i) protects thymocyte cells from apoptosis and decreases formation of myeloperoxidase, or MPO, TNF-a, MIP-1alpha, and IL-1 in the lungs of mice challenged with LPS; and (ii) increases the survival rate in which sepsis was induced by a lethal injection of LPS and reduced blood serum levels of inflammatory proteins, such as IL-1, IL-2, IL-6, IL-12, TNF-a, IFNg and MIP-1alpha, while not effecting IL-10, an anti-inflammatory cytokine. The siRNA’s against Factor 5A are currently being tested in several preclinical in-vivo inflammatory disease models. Other experiments utilizing siRNA to Factor 5A include inhibition of cell death, or apoptosis, during the processing of mouse pancreatic beta islet cells for transplantation; the inhibition of early inflammatory changes associated with type-2 diabetes in an in-vivo rat model; and the inhibition of viral replication in a human cell line infected with HIV-1.

Proteins required for cell death include p53, interleukins, TNF-a and other cytokines, and caspases. Expression of these cell death proteins is required for the execution of apoptosis. We have found that downregulating Factor 5A by treatment with siRNA, inhibits the expression of

p53, a major cell death transcription factor that in turn controls the formation of a suite of other cell death proteins. In addition, down-regulation of Factor 5A up-regulates Bcl-2, a major suppressor of apoptosis.

Accelerating Apoptosis

In pre-clinical studies, we have also established that up-regulation of Factor 5A isoform induces cell death in cancer cells through both the p53 (intrinsic) and cell death receptor (extrinsic) apoptotic pathways. Tumors arise when cells that have been targeted by the immune system to undergo apoptosis are unable to do so because of an inability to activate the apoptotic pathways. Just as the Factor 5A gene appears to facilitate expression of the entire suite of genes required for programmed cell death in plants, the Factor 5A gene appears to regulate expression of a suite of genes required for programmed cell death in human cells. Because the Factor 5A gene appears to function at the initiation point of the apoptotic pathways, both intrinsic and extrinsic, we believe that our gene technology has potential application as a means of combating a broad range of cancers. Through in-vitro studies, we have found that up-regulating Factor 5A results in: (i) the up-regulation of p53; (ii) increases inflammatory cytokine production; (iii) increases cell death receptor formation; and (iv) increases caspase activity. These features, coupled with a simultaneous down-regulation Bcl-2, result in apoptosis of cancer cells. In addition, in-vitro studies have shown that up-regulation of Factor 5A also down-regulates VEGF, a growth factor which allows tumors to develop additional vascularization needed for growth beyond a small mass of cells.

Human Health Research Program

Our human health research program, which has consisted of pre-clinical in-vitro and in-vivo experiments designed to assess the role and method of action of the Factor 5A genes in human diseases, is performed by approximately 16 third party researchers at our direction, at the University of Waterloo, Mayo Clinic, the University of Colorado, the University of Virginia, and the University of Florida.

Our planned future pre-clinical research and development initiatives for human health include:

•                  Pancreatic Islets isolated for transplantation. Additional in-vitro experiments will involve moving from mouse beta islet cells to human beta islet cells. The human cells will be tested for survival and functionality, insulin activity post processing and cytokine challenge.

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

Additionally, we are planning to advance a certain cancer target toward a Phase I clinical trial. In connection with the potential clinical trial, we have engaged a clinical research organization, or CRO, to assist us through the process. Together with the CRO, we will also be working towards completing a pre-clinical animal model of the disease, evaluating potential delivery systems for our technology in the animal model, contracting for the supply of pharmaceutical grade materials to be used in toxicology and human studies, and ultimately filing an investigational new drug application, or IND application, with the U.S. Food and Drug Administration for their review and consideration in order to initiate a clinical trial. We estimate that it will take approximately two years to complete this program.

In order to pursue the above research initiatives, as well as other research initiatives that may arise, we have recently completed private placements of $10 million of convertible notes and common stock warrants. We have already issued and received the net proceeds from $3 million of the convertible notes and common stock warrants. The remaining $7 million from the private placements will be received upon the occurance of the following corporate and development milestones:

•            $2.0 million upon stockholder approval of the private placement;

•            $2.0 million upon stockholder approval of the private placement;

•            $1.5 million on the date that we enter into a supply agreement with a third party manufacturer for sufficient quantity and quality of nano-particle for encapsulation of Factor 5A gene to be used in toxicology and proof of concept human studies; and

•            $1.5 million on the date that we enter into a supply agreement with a third party manufacturer to provide sufficient quantity and quality of Factor 5A DNA to carry out toxicology and proof of concept human studies under an FDA accepted IND application.

However, it may be necessary for us to raise a significant amount of additional working capital in the future to continue to pursue some of the above and new initiatives. If we are unable to raise the necessary funds or meet the corporate and scientific milestones provided for in the private placements, we may be required to significantly curtail the future development of some of our research initiative and we will be unable to pursue other possible research initiatives.

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

We have licensed this technology to various strategic partners and have entered into a joint venture, and we intend to continue to license this technology, as the opportunities present themselves, to additional strategic partners and/or enter into additional joint ventures. Together with our commercial partners, we are currently working with lettuce, turfgrass, canola, corn, soybean, cotton, banana, alfalfa, rice and certain species of trees and bedding plants, and we have obtained proof of concept for enhanced post harvest shelf life, seed yield, biomass, and resistance to disease in several of these plant species. We have ongoing field trials of certain trees and bananas with our respective partners. The first and second round of banana field trials have shown that our technology extends the shelf life of banana fruit by 100%. In addition to the post harvest shelf life benefits, an additional field trial generated encouraging disease tolerance data, specific to Black Sigatoka (Black Leaf Streak Disease), for banana plants. Additional field trials for banana plants are ongoing for Black Sigatoka. Commercialization by our partners may require a combination of traits in a crop, such as both post harvest shelf life and disease resistance, or other traits. Our near-term research and development initiatives include modulating the expression of DHS and Factor 5A genes in these plants and propagation and then propagation and phenotype testing of such plants.

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

Commercialization Strategy

In order to address the complexities associated with marketing and distribution in the worldwide market, we have adopted a multi-faceted commercialization strategy, in which we have entered into and plan to enter into, as the opportunies present themselves, additional licensing agreements or other strategic relationships with a variety of companies or other entities on a crop-by-crop basis. We anticipate revenues from these relationships in the form of licensing fees and royalties from our partners, usage fees in the case of the agreement with Poet, or sharing gross profits in the case of the joint venture with Rahan Meristem. In addition, we anticipate payments from our partners upon our achievement of certain research and development benchmarks. This commercialization strategy allows us to generate revenue at various stages of product development, while ensuring that our technology is incorporated into a wide variety of crops. Our optimal partners combine the technological expertise to incorporate our technology into their product line along with the ability to successfully market the enhanced final product, thereby eliminating the need for us to develop and maintain a sales force.

Through October 31, 2007, we have entered into nine license agreements and one joint venture with established agricultural biotechnology companies or, in the case of Poet, an established ethanol company.

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

The current status of each of our projects with our partners is as follows:

Project	Partner	Current Status
Banana	Rahan Meristem
- Shelf Life		Field trials
- Disease		Field trials
Lettuce	Harris Moran	Field trial data under evaluation
Melon	Harris Moran	Seed transformation
Trees	ArborGen
- Growth		Field trials
Alfalfa	Cal / West	Greenhouse
Corn	Monsanto	Just intiated
Cotton	Bayer	Just initiated
Canola	Bayer	Seed transformation
Rice	Bayer	Just initiated
Soybean	Monsanto	Just initiated
Turfgrass	The Scotts Company	Greenhouse
Bedding Plants	The Scotts Company	Greenhouse
Ethanol	Poet	Modify inputs

Commercialization by our partners may require a combination of traits in a crop, such as both shelf life and disease resistance, or other traits.

Based upon our commercialization strategy, we anticipate that there may be a significant period of time before plants enhanced using our technology reach consumers and we begin to receive royalties. Thus, we have not begun to actively market our technology directly to consumers, but rather, we have sought to establish ourselves within the industry through presentations at industry conferences, our website and direct communication with prospective licensees.

We plan to employ the same partnering strategy in both the human health and agricultural target markets. Our preclinical research has yielded data that we have presented to various biopharmaceutical companies that may be prospective licensees for the development and marketing of potential applications of our technology. Consistent with our commercialization strategy, we intend to attract other companies interested in strategic partnerships or licensing our technology, which may result in additional license fees, revenues from contract research and other related revenues. Additionally, we have selected a cancer target to bring into clinical trials and may select additional human health indications to bring into clinical trials on our own. Successful future operations will depend on our ability to transform our research and development activities into commercially feasible technology.

Patent and Patent Applications

To date, we have been granted fifteen patents by the United States Patent and Trademark Office, or PTO, and twelve patents from foreign countries, twenty-four of which are for use of our technology in agricultural applications and three of which relates to human health applications.

In addition to our twenty-seven patents, we have a wide variety of patent applications, including divisional applications and continuations-in-part, in process with the PTO and internationally. We intend to continue our strategy of enhancing these new patent applications through the addition of data as it is collected.

Liquidity and Capital Resources

Overview

As of September 30, 2007, our cash balance and investments totaled $1,641,003, and we had working capital of $951,575. As of September 30, 2007, we had a federal tax loss carryforward of approximately $17,525,000 and a state tax loss carry-forward of approximately $10,164,000 to offset future taxable income. We cannot assure you that we will be able to take advantage of any or all of such tax loss carryforwards, if at all, in future fiscal years.

Contractual Obligations

The following table lists our cash contractual obligations as of September 30, 2007:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Research and Development Agreements (1)	$598,213	$598,213	$—	$—	$—
Facility, Rent and Operating Leases (2)	$289,712	$77,824	$158,384	$53,504	$—
Employment, Consulting and Scientific Advisory Board Agreements (3)	$731,309	$649,925	$81,384	$—	$—
Total Contractual Cash Obligations	$1,619,234	$1,325,962	$239,768	$53,504	$—

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

We expect our capital requirements to increase significantly over the next several years as we commence new research and development efforts. Our future liquidity and capital funding requirements will depend on numerous factors, including, but not limited to, the levels and costs of our research and development initiatives and the cost and timing of the expansion of our business development and administrative staff.

Effective September 1, 2007, we extended our research and development agreement with the University of Waterloo for an additional one-year period through August 31, 2008, in the amount of CAD $631,050 or approximately USD $630,000. Research and development expenses under this agreement for the three ended September 30, 2007 aggregated USD $192,256 and USD $166,500, respectively, and USD $4,088,560 for the cumulative period from inception through September 30, 2007. Total research and development expenses for the three months ended September 30, 2007 and 2006 aggregated $352,895 and $309,348, respectively, and $8,546,064 for the cumulative period from inception through September 30, 2007.

Capital Resources

Since inception, we have generated revenues of $1,089,583 in connection with the initial fees and milestone payments received under our license and development agreements. We have not been profitable since inception, we will continue to incur additional operating losses in the future, and we will require additional financing to continue the development and subsequent commercialization of our technology. While we do not expect to generate significant revenues from the licensing of our technology for the next one to three years, or longer, we may enter into additional licensing or other agreements with marketing and distribution partners that may result in additional license fees, receive revenues from contract research, or other related revenue.

On July 23, 2007, we entered into a license agreement with Bayer CropScience AG for the development and commercialization of cotton, referred to herein as the Bayer Cotton Agreement. Under the terms of the Bayer Cotton Agreement, we received: (i) an upfront initial payment; (ii) will receive milestone payments upon the achievement of certain development milestones; and (iii) additionally, upon commercialization, a royalty on net sales.

On August 6, 2007, we entered into a license agreement with the Monsanto Company for the development and commercialization of corn and soy, referred to herein as the Monsanto Agreement. Under the terms of the Monsanto Agreement, we received: (i) an upfront initial payment; (ii) will receive milestone payments upon the achievement of certain development milestones; and (iii) additionally, upon commercialization, a royalty on net sales.

On September 17, 2007, we entered into a license agreement with Bayer CropScience AG for the development and commercialization of Rice, referred to herein as the Bayer Rice Agreement. Under the terms of the Bayer Rice Agreement, we received: (i) an upfront initial payment: (ii) will receive milestone payments upon the achievement of certain development milestones; and (iii) additionally, upon commercialization, a royalty on net sales.

On August 1, 2007 and August 29, 2007, we entered into binding Securities Purchase Agreements with YA Global Investments, referred to herein as YA Global and Stanford Venture Capital Holdings, Inc., referred to herein as Stanford, respectively, to sell to each of YA Global and Stanford up to $5,000,000 of secured convertible notes and accompanying warrants for an aggregate gross proceeds of $10,000,000. The convertible notes convert into our common stock at a fixed price of $0.90 per share subject to certain adjustments, referred to herein as the Fixed Conversion Price, for a period of two years immediately following the signing date, provided that we have achieved the following milestones by January 31, 2008: (i) successful completion of animal studies, other than toxicology studies, necessary for the advancement of factor 5A1 in human clinical trials; (ii) the engagement of a contract research organization for human clinical studies of factor 5A1; and (iii) the signing of at least one (1) corporate partnership or license agreement after August 1, 2007 with an agricultural company utilizing our proprietary platform. As of October 31, 2007, the Company has signed a license agreement with an agricultural company and has engaged a contract research organization and therefore has met two of the three required milestones. After the second anniversary of the signing date, or if we do not achieve the foregoing milestones by January 31, 2008, the convertible notes may convert into shares of our common stock at the lower of the fixed conversion price or 80% of the lowest daily volume-weighted average price, referred to herein as the VWAP, of the common stock during the five trading days prior to the conversion date. The maturity date of each of the convertible notes for YA Global and Stanford is December 30, 2010 and December 31, 2010, respectively. Currently, at the fixed conversion price, the number of shares of common stock issuable upon conversion of the convertible notes and exercise of warrants represents, in the aggregate, 24,994,445 shares, plus an estimated additional 2,000,000 shares for the payment of interest in stock under the convertible notes.

Pursuant to the terms of the Securities Purchase agreements, we are required to seek shareholder approval to increase the authorized number of shares of common stock from 60,000,000 shares to 100,000,000 shares. The Company filed a proxy statement on November 2, 2007 to seek shareholder approval to increase the authorized number of shares of common stock.

The convertible notes accrue interest on their outstanding principal balances at an annual rate of 8%. We have the option to pay interest in cash or, upon certain conditions, common stock. If we pay interest in common stock, the stock will be valued at a 10% discount to the average daily VWAP for the five day trading period prior to the interest payment date, referred to herein as the Interest Shares

At our option, we can redeem a portion of, or all of, the principal owed under the convertible notes by providing the investors with at least 30 business days’ written notice; provided that, at the time of receipt of the notice, either: (A)(i) the VWAP of the common stock exceeds 130% of the Fixed Conversion Price for at least 20 of 30 prior trading days and (ii) there is an effective registration statement for the resale of the common stock that will be issued under the redemption or (B) it redeems a portion, or all, of the principal owed at a 20% premium above the principal then outstanding and any accrued interest thereupon. If we redeem all or any of the principal outstanding under the convertible notes, we will pay an amount equal to the principal being redeemed plus accrued interest.

If there is an effective registration statement for the resale of the shares underlying the convertible notes or if such shares become 144(k) eligible, we will have the option to force the investors to convert 50% and 100% of its then-outstanding convertible notes if our common stock price exceeds 150% and 175% of the Fixed Conversion Price, respectively, for any 20 out of 30 trading days; provided that such forced conversion meets certain conditions, referred to herein as the Call Option. If we exercise our Call Option prior to the third anniversary of the signing date, we will issue additional warrants to the investor equal to 50% of the number of shares underlying the convertible note subject to the forced conversion. These warrants will be exercisable at the fixed conversion price and will have the same maturity as the other warrants issued under the YA Global Financing.

Our obligations under the convertible notes are secured by all of our and our subsidiary’s assets and intellectual property, as evidenced by the Security Agreements and the Patent Security Agreements. Pursuant to a subordination agreement, YA Global is the senior secured creditor.

YA Global and Stanford will also be issued warrants to purchase an aggregate of 5,550,000 and 8,333,333, respectively, of our common stock, exercisable six months and one day from the date of issuance until their expiration on the date that is five years from the date of issuance. The warrants will be issued in two series. Generally, the Series A warrants may be issued prior to stockholder approval, while the Series B warrants are only issued after stockholder approval. The exercise price of the Series A warrants is $1.01 per share, and the exercise price of the Series B warrants is $0.90 per share, subject to certain adjustments. The warrants provide a right of cashless exercise if, at the time of exercise, there is no effective registration statement registering the resale of the shares underlying the warrants.

The conversion rate of each convertible note and the exercise price of the Series B warrants are subject to adjustment for certain events, including dividends, stock splits, combinations and the sale of our common stock or securities convertible into or exercisable for our common stock at a price less than the then applicable conversion or exercise price.

The investors have a right of first refusal on any future funding that involves the issuance of our capital stock for so long as a portion of the convertible notes is outstanding.

Pursuant to the Registration Rights Agreement, we filed an initial registration statement on October 12, 2007 to register 3,333,333 shares of common stock issuable to YA Global, and such registration statement became effective on November 1, 2007. We are required to file another registration statement to cover up to an additional 2,432,900 within 30 days of the third closing date, which will occur within two days of receiving shareholder approval, and have such registration statement declared effective within 120 days of the third closing date. If the shares issuable to YA Global remain outstanding after all shares under the registration statements have been sold, we may be required to file additional registration statements for those shares. These registration rights will cease once the shares issuable to YA Global are eligible for sale by the investor without restriction under Rule 144(k). Upon certain events, we have agreed to pay as partial liquidated damages an amount equal to 1.0% of the aggregate purchase price paid by the investors for any convertible debentures then held by the investors, but these payments may not exceed 12% of the aggregate purchase price paid by the investors. The maximum liquidated damages payable under the Registration Rights Agreement is $600,000. We have not recorded an estimated registration rights liability as we anticipate that we will fulfill our obligations under the Registration Rights Agreement.

The total gross proceeds from the issuance of the convertible notes and warrants will be $10,000,000 before payment of 3.25% of the purchase price in commissions to Wainwright & Co., Inc.,

referred to herein as the Placement Agent. We will issue to the Placement Agent warrants to purchase 7% of the purchase price, or 777,777 shares, of our common stock with similar terms to the warrants that will be issued to the investors. We have paid YA Global and will pay Stanford a non-refundable structuring/ due diligence fee of $30,000 each. We have also agreed to pay YA Global and Stanford a commitment fee of 5% and 7%, respectively, of its purchase price, which is paid proportionately at each closing.

Specifics of YA Global Financing

Pursuant to the YA Global Securities Purchase Agreement, we have issued two convertible notes in the amount of $1,500,000 each and two Series A warrants in the amount of 1,387,500 shares underlying the warrants on each September 21, 2007 and October 15, 2007 and will issue and sell to YA Global a convertible note in the amount of $2,000,000 and a Series B warrant in the amount of 2,775,000 shares on the date that the stockholders approve the transaction.

Pursuant to the rules of the American Stock Exchange, the convertible notes and warrants issued to YA Global at the first two closings were subject to a cap on the number of shares of common stock that can be issued upon the conversion of the convertible notes and the exercise of the warrants, until we receive shareholder approval. The cap of 3,493,000 shares is equal to 19.99% of our outstanding common stock on the signing date. In addition, there is a maximum overall cap of 30,500,000 shares for the YA Global financing.

Specifics of Stanford Financing

Pursuant to the Stanford Securities Purchase Agreement, we will issue and sell to Stanford an additional:

(1)                a convertible note in the amount of $2,000,000 and warrants within two business days of the later of (a) the date stockholders approve the transaction or (b) the date that the initial registration statement relating to the YA Global financing is filed with the SEC. Such registration statement was filed on October 12, 2007;

(2)                a convertible note in the amount of $1,500,000 on the date we enter into a supply agreement with a third party manufacturer for sufficient quantity and quality of nano-particle for encapsulation of Factor 5A gene to be used in toxicology and proof of concept human studies under a United States Food and Drug Administration, referred to herein as FDA, accepted Investigational New Drug application, referred to herein as IND application;

(3)                a convertible note in the amount of $1,500,000 on the date we enter into a supply agreement with a third party manufacturer to provide sufficient quantity and quality of Factor 5A DNA to carry out toxicology and proof of concept human studies under a FDA accepted IND application.

The convertible notes and warrants issuable to Stanford will be subject to a maximum cap of 31,888,888 on the number of shares of common stock that can be issued upon the conversion of the convertible notes and the exercise of the warrants.

We anticipate that, based upon our current cash and investments and the additional $7,000,000 proceeds from the issuance of convertible notes and warrants, we will be able to fund our operations for the next twenty-four months. If we are unable to issue the additional $7,000,000 of convertible notes and warrants, we will only be able to fund our operations for the next nine months. Over the next twelve months, we plan to fund our research and development and commercialization activities by:

•                  utilizing our current cash balance and investments;

•                  achieving some of the milestones set forth in our current licensing agreements;

•                  through the execution of additional licensing agreements for our technology; and

•                  through the issuance of convertible notes under the recently completed transaction with YA Global and Stanford Financial.

We cannot assure you that we will be able to raise money through any of the foregoing transactions, or on favorable terms, if at all.

Changes to Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies and estimates as set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

Results of Operations

Three Months Ended Septembr 30, 2007 and Three Months Ended September 30, 2006

The net loss for the three-month period ended September 30, 2007 and 2006 was $382,046 and $600,465, respectively, a decrease of $218,419, or 36.4%. This decrease in net loss was primarily the result of an increase in revenue, which was partially offset by an increase in operating expenses.

Revenue

Total revenues consisted of initial fees and milestone payments on our agricultural development and license agreements. During the three-month period ended September 30, 2007, revenue of $371,250 consisted of the initial payments and the amortized portion of previous milestone payments received in connection with certain license agreements. During the three-month period ended September 30, 2006, revenue of $81,250 consisted of current milestone payments and the amortized portion of previous milestone payments received in connection with certain development and license agreements.

We anticipate that we will continue to receive milestone payments in connection with our current agricultural license agreements while we continue to pursue our goal of attracting other companies to license our technologies in various other crops. Additionally, we anticipate that we will receive royalty payments from our license agreements if our partners commercialize their crops containing our technology. However, it is difficult for us to determine our future revenue expectations because we are a development stage biotechnology company. As such, the timing and outcome of our experiments, the timing of signing new partners and the timing of our partners moving through the development process into commercialization is difficult to accurately predict.

Operating Expenses

	Three Months Ended September 30,
	2007	2006	Change	%
	(in thousands, except% values)
General and administrative	$389	$383	$6	1.6%
Research and development	353	310	43	13.9%
Total operating expenses	$742	$693	$37	5.3%

We expect operating expenses to increase over the next twelve months as we anticipate that research and development expenses will increase as we continue to expand our research and development activities.

General and Administrative Expenses

	Three Months Ended September 30,
	2007	2006	Change	%
	(in thousands, except% values)
Stock-based compensation	$49	$69	$(20)	(29.0)%
Payroll and benefits	154	153	1	—
Investor relations	51	51	—	—
Professional fees	59	51	8	15.7%
Depreciation and amortization	22	7	15	214.3%
Other general and administrative	54	52	2	0.4%
Total general and administrative	$389	$383	$6	1.6%

•                  Stock-based compensation consists primarily of the amortized portion of Black-Scholes value of options and warrants granted to directors, employees and consultants. During the three-month periods ended September 30, 2007 and 2006 there were no options or warrants granted to such directors, employees and consultants. The decrease is due to a decrease in the Black-Scholes value related to the options granted on December 14, 2006 and December 14, 2005, which, due to market conditions, were at a lower market price than the options granted on December 16, 2004.

•                  Professional fees increased primarily as a result of an increase in accounting fees primarily due to an increase in the fees related to the audit and review of our financial statements.

•                  Depreciation and amortization increased primarily as a result of an increase in amortization of patent costs. We began amortizing the cost of our pending patent applications during the three month period ended March 31, 2007. Therefore such amortization was not included in depreciation and amortization during the three month period ended September 30, 2006.

We expect general and administrative expenses to modestly increase over the next twelve months primarily due to an increase in legal and accounting fees related to the increased regulatory environment surrounding our business.

Research and Development Expenses

	Three Months Ended September 30,
	2007	2006	Change	%
	(in thousands, except% values)
Stock-based compensation	$15	$18	$(3)	(16.7)%
Other research and development	338	292	46	15.8%
Total research and development	$353	$310	$43	13.9%

•                                    Stock-based compensation consists primarily of the amortized portion of Black-Scholes value of options and warrants granted to research and development consultants and employees. During the three-month periods ended September 30, 2007 and 2006 there were no options granted to such consultants and employees. The decrease is due to a decrease in the Black-Scholes value related to the options granted on December 14, 2006 and December 14, 2005, which, due to market conditions, were at a lower market price than the options granted on December 16, 2004.

•                                          Other research and development costs increased primarily as a result of an expansion of the banana field trials and the weakness of the U.S. currency against the Canadian currency.

The breakdown of our research and development expenses between our agricultural and human health research programs is as follows:

	Three Months Ended March 31,
	2007	%	2006	%
	(in thousands, except% values)
Agricultural	$180	51%	$183	59%
Human health	173	49%	127	41%

Total research and development	$353	100%	$310	100%

Our agricultural research expenses decreased during the three-month period ended September 30, 2007 primarily as a result of a decrease in the budget with respect to our research agreement at the University of Waterloo and a decrease in stock-based compensation which was mostly offset by an unfavorable exchange rate variance.

Our human health expenses increased during the three-month period ended September 30, 2007 as we have initiated certain research projects that were not in progress during the three month period ended September 30, 2006. We expect the percentage of human health research programs to increase as a percentage of the total research and development expenses as we continue our current research projects and begin new human health initiatives.

Interest Income, net

	Three Months Ended September 30,
	2007	2006	Change	%
	(in thousands, except% values)
Interest Income	$7	$11	$(4)	(36.3)%
Interest Expense	(3)	—	(3)	—

Interest Income, Net	$4	$11	$(7)	(63.6)%

•                  Interest income decreased during the three-month period ended September 30, 2007 primarily as a result of a lower average cash and short-term investments balance.

•                  Interest expense represents the 8% coupon rate on the convertible note issued on September 21, 2007.

Period From Inception on July 1, 1998 through September 30, 2007

From inception of operations on July 1, 1998 through September 30, 2007, we had revenues of $1,089,583, which consisted of the initial license fees and milestone payments in connection with our various development and license agreements. We do not expect to generate significant revenues for approximately the next one to three years, during which time we will continue to engage in significant research and development efforts.

We have incurred losses each year since inception and have an accumulated deficit of $26,003,586 at September 30, 2007. We expect to continue to incur losses as a result of expenditures on research and development and administrative activities.

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

Item 4.                                        Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of September 30, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding disclosures.

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three-month ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We are a development stage biotechnology company with a limited operating history and limited assets and capital. We have incurred losses each year since inception and have an accumulated deficit of $26,003,586 at September 30, 2007. We have generated minimal revenues by licensing our technology for certain crops to companies willing to share in our development costs. However, our technology may not be ready for widespread commercialization for several years. We expect to continue to incur losses for the next several years because we anticipate that our expenditures on research and development, commercialization and administrative activities will significantly exceed our revenues during that period. We cannot predict when, if ever, we will become profitable.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

In their audit opinion issued in connection with our consolidated balance sheets as of June 30, 2007 and 2006 and our related consolidated statements of operations, stockholders’ equity, and cash flows for the three year period ending June 30, 2007, our auditors have expressed substantial doubt about our ability to continue as a going concern given our recurring net losses, negative cash flows from operations, planned spending levels and the limited amount of funds on our balance sheet. We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence.

We may need additional capital to fund our operations until we are able to generate a profit.

Our operations to date have required significant cash expenditures. Our future capital requirements will depend on the results of our research and development activities, preclinical studies and competitive and technological advances.

We do not expect that our revenue and/or cash and investments on hand will cover our expenses during the next twelve months. However, we have entered into definitive agreements to issue convertible notes and warrants for aggregate gross proceeds of $10,000,000, of which $1,500,000 have been issued on each of September 21, 2007 and October 16, 2007. The balance of

$7,000,000 convertible notes and warrants will be issued as follows: (i) $4,000,000 upon receiving shareholder approval; (ii) $1,500,000 on the date we enter into a supply agreement with a third party manufacturer for sufficient quantity and quality of nano-particle for encapsulation of Factor 5A gene to be used in toxicology and proof of concept human studies under a United States Food and Drug Administration accepted Investigational New Drug application; and (iii) $1,500,000 on the date we enter into a supply agreement with a third party manufacturer to provide sufficient quantity and quality of Factor 5A DNA to carry out toxicology and proof of concept human studies under a United States Food and Drug Administration accepted Investigational New Drug application. However, we can not assure you that we will meet the funding milestones or that our stockholders will approve this financing. In addition, this financing is secured by all of our assets. If we default under the convertible debentures, the investors may foreclose on our assets and our business. As a result, we may need to obtain more funding in the future through collaborations or other arrangements with research institutions and corporate partners or public and private offerings of our securities, including debt or equity financing. We may not be able to obtain adequate funds for our operations from these sources when needed or on acceptable terms. Future collaborations or similar arrangements may require us to license valuable intellectual property to, or to share substantial economic benefits with, our collaborators. If we raise additional capital by issuing additional equity or securities convertible into equity, our stockholders may experience dilution and our share price may decline. Any debt financing may result in restrictions on our spending.

If we are unable to raise additional funds, we will need to do one or more of the following:

•                  delay, scale-back or eliminate some or all of our research and product development programs;

•                  license third parties to develop and commercialize products or technologies that we would otherwise seek to develop and commercialize ourselves;

•                  attempt to sell our company;

•                  cease operations; or

•                  declare bankruptcy.

We believe that at the projected rate of spending and the additional $7,000,000 proceeds from the issuance of the convertible debentures, we should have sufficient cash and investments to maintain our present operations for the next 24 months. However, if we do not receive the additional $7,000,000 proceeds from the issuance of the convertible notes and warrants, we should have sufficient cash and investments to maintain our present operations for the next 9 months.

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

We rely on third parties to perform all of our research and development activities. Our primary research and development efforts take place at the University of Waterloo in Ontario, Canada, where our technology was discovered, the University of Colorado, Mayo Clinic, the University of Virginia, the University of Florida, and with our commercial partners. At this time, we do not have the internal capabilities to perform our research and development activities. Accordingly, the failure of third-party research partners to perform under agreements entered into with us, or our failure to renew important research agreements with these third parties, may delay or curtail our research and development efforts.

We have significant future capital needs and may be unable to raise capital when needed, which could force us to delay or reduce our research and development efforts.

As of September 30, 2007, we had cash and highly-liquid investments valued at $1,641,003 and working capital of $951,575. Using our available reserves as of September 30, 2007 and the $1,500,000 gross proceeds from the issuance of a convertible note and warrants on October 15, 2007, we believe that we can operate according to our current business plan for the next nine months. However, with the potential additional gross proceeds of $7,000,000 from the issuance of additional convertible notes and warrants, we believe that we can operate according to our current business plan for the next 24 months. To date, we have generated minimal revenues and anticipate that our operating costs will exceed any revenues generated over the next several years. Therefore, we will be required to raise additional capital in the future in order to operate according to our current business plan, and this funding may not be available on favorable terms, if at all. If we are unable to raise additional funds, we will need to do one or more of the following:

•                  delay, scale back or eliminate some or all of our research and development programs;

•                  license third parties to develop and commercialize our technology that we would otherwise seek to develop and commercialize ourselves;

•                  seek strategic alliances or business combinations, or attempt to sell our company; or

•                  cease operations.

In addition, in connection with any funding, if we need to issue more equity securities than our certificate of incorporation currently authorizes, or more than 20% of the shares of our common stock outstanding, we may need stockholder approval. If stockholder approval is not obtained or if adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. Investors may experience dilution in their investment from future offerings of our common stock. For example, if we raise additional capital by issuing equity securities, such an issuance would reduce the percentage ownership of existing stockholders. In addition, assuming the exercise of all options and warrants outstanding and the conversion of the notes into common stock, as of October 15, 2007, we had 25,129,824 shares of common stock authorized but unissued, which may be issued from time to time by our board of directors without stockholder approval. The total number of shares that may be issued under the financing is subject to certain caps as more fully described elsewhere in the Form 10-Q. Furthermore, we may need to issue securities that have rights, preferences and privileges senior to our common stock. Failure to obtain financing on acceptable terms would have a material adverse effect on our liquidity.

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

•                  the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; and

•                  increasing our authorized shares, for which we have filed a proxy statement requesting shareholder approval of such increase.

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

As of October 15, 2007, our executive officers, directors and affiliated entities together beneficially own approximately 28.7% of the outstanding shares of our common stock, assuming the exercise of options and warrants which are currently exercisable or will become exercisable within 60 days of October 15, 2007, held by these stockholders. As a result, these stockholders, acting together, will be able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

Our stockholders may experience substantial dilution as a result of the conversion of outstanding convertible debentures, or the exercise of options and warrants to purchase our common stock.

As of October 15, 2007, we have granted options outside of our stock option plan to purchase 10,000 shares of our common stock and outstanding warrants to purchase 8,143,149 shares of our common stock. In addition, as of October 15, 2007, we have reserved 6,000,000 shares of our common stock for issuance upon the exercise of options granted pursuant to our stock option plan, 2,754,500 of which have been granted, 90,000 of which have been exercised since inception, 2,646,000 of which are outstanding, and 3,264,000 of which may be granted in the future. The exercise of these options and warrants will result in dilution to our existing stockholders and could have a material adverse effect on our stock price. In addition, any shares issued in connection with the YA Global or Stanford financings, as further discussed below, can also have a dilutive effect and a possible material adverse effect on our stock price.

A significant portion of our total outstanding shares of common stock may be sold in the market in the near future, which could cause the market price of our common stock to drop significantly.

As of October 15, 2007, we had 17,473,694 shares of our common stock issued and outstanding, of which approximately 1,986,306 shares are registered pursuant to a registration statement on Form S-3, which was declared effective on November 27, 2006, and the remainder of which are either eligible to be sold under SEC Rule 144 or are in the public float. In addition, we have registered 2,701,715 shares of our Common Stock underlying warrants previously issued on the Form S-3 registration statement that was declared effective on November 27, 2006, and we registered 6,000,000 shares of our common stock underlying options granted or to be granted under our stock option plan. We have also filed a registration statement on October 12, 2007, which became effective on November 1, 2007, to register 3,333,333 shares of common stock underlying convertible notes. Consequently, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, may have a material adverse effect on our stock price.

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

The American Stock Exchange requires us to meet minimum financial requirements in order to maintain our listing. We have received notices from the American Stock Exchange that we do not meet each of Section 1003(a)(ii) of the American Stock Exchange Company Guide with shareholders’ equity of less than $4,000,000 and losses from continuing operations and/or net losses in three out of our four most recent fiscal years and Section 1003(a)(iii) of the American Stock Exchange Company Guide with shareholders’ equity less than $6,000,000 and losses from continuing operations and/or net losses in the five most recent fiscal years. We have submitted a plan to the American Stock Exchange discussing how we intend to regain compliance with the continued listing requirements. The American Stock Exchange has accepted our plan and has given us until March 1, 2008 to effectuate the plan and regain compliance with the continued listing requirements. If we are unable to execute on the plan, it is possible that we will be delisted. If we are delisted from the American Stock Exchange, our common stock likely will become a “penny stock.”  In general, regulations of the SEC define a “penny stock” to be an equity security that is not listed on a national securities exchange or the NASDAQ Stock Market and that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. If our common stock becomes a penny stock, additional sales practice requirements would be imposed on broker-dealers that sell such securities to persons other than certain qualified investors. For transactions involving a penny stock, unless exempt, a broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale. In addition, the rules on penny stocks require delivery, prior to and after any penny stock transaction, of disclosures required by the SEC.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 1, 2007 and August 29, 2007, we entered into binding Securities Purchase Agreements with YA Global Investments, referred to herein as YA Global and Stanford Venture Capital Holdings, Inc., referred to herein as Stanford, respectively, to sell to each of YA Global and Stanford up to $5,000,000 of secured convertible notes and accompanying warrants for an aggregate gross proceeds of $10,000,000. The convertible notes convert into our common stock at a fixed price of $0.90 per share subject to certain adjustments, referred to herein as the Fixed Conversion Price, for a period of two years immediately following the signing date, provided that we have achieved the following milestones by January 31, 2008: (i) successful completion of animal studies, other than toxicology studies, necessary for the advancement of factor 5A1 in human clinical trials; (ii) the engagement of a contract research organization for human clinical studies of factor 5A1; and (iii) the signing of at least one (1) corporate partnership or license agreement after August 1, 2007 with an agricultural company utilizing our proprietary platform. As of October 31, 2007, the Company has signed a license agreement with an agricultural company and has engaged a contract research organization and therefore has met two of the three required milestones. After the second anniversary of the signing date, or if we do not achieve the foregoing milestones by January 31, 2008, the convertible notes may convert into shares of our common stock at the lower of the fixed conversion price or 80% of the lowest daily volume-weighted average price, referred to herein as the VWAP, of the common stock during the five trading days prior to the conversion date. The maturity date of each of the convertible notes for YA Global and Stanford is December 30, 2010 and December 31, 2010, respectively. Currently, at the fixed conversion price, the number of shares of common stock issuable upon conversion of the convertible notes and exercise of warrants represents, in the aggregate, 24,994,445 shares, plus an estimated additional 2,000,000 shares for the payment of interest in stock under the convertible notes.

Pursuant to the terms of the Securities Purchase agreements, we are required to seek shareholder approval to increase the authorized number of shares of common stock from 60,000,000 shares to 100,000,000 shares. The Company filed a proxy statement on November 2, 2007 to seek shareholder approval to increase the authorized number of shares of common stock.

The convertible notes accrue interest on their outstanding principal balances at an annual rate of 8%. We have the option to pay interest in cash or, upon certain conditions, common stock. If we pay interest in common stock, the stock will be valued at a 10% discount to the average daily VWAP for the five day trading period prior to the interest payment date, referred to herein as the Interest Shares

At our option, we can redeem a portion of, or all of, the principal owed under the convertible notes by providing the investors with at least 30 business days’ written notice; provided that, at the time of receipt of the notice, either: (A)(i) the VWAP of the common stock exceeds 130% of the Fixed Conversion Price for at least 20 of 30 prior trading days and (ii) there is an effective registration statement for the resale of the common stock that will be issued under the redemption or (B) it redeems a portion, or all, of the principal owed at a 20% premium above the principal then outstanding and any accrued interest thereupon. If we redeem all or any of the principal outstanding under the convertible notes, we will pay an amount equal to the principal being redeemed plus accrued interest.

If there is an effective registration statement for the resale of the shares underlying the convertible notes or if such shares become 144(k) eligible, we will have the option to force the investors to convert 50% and 100% of its then-outstanding convertible notes if our common stock price exceeds 150% and 175% of the Fixed Conversion Price, respectively, for any 20 out of 30 trading days; provided that such forced conversion meets certain conditions, referred to herein as the Call Option. If we exercise our Call Option prior to the third anniversary of the signing date, we will issue additional warrants to the investor equal to 50% of the number of shares underlying the convertible note subject to the forced conversion. These warrants will be exercisable at the fixed conversion price and will have the same maturity as the other warrants issued under the YA Global Financing.

Our obligations under the convertible notes are secured by all of our and our subsidiary’s assets and intellectual property, as evidenced by the Security Agreements and the Patent Security Agreements. Pursuant to a subordination agreement, YA Global is the senior secured creditor.

YA Global and Stanford will also be issued warrants to purchase an aggregate of 5,550,000 and 8,333,333, respectively, of our common stock, exercisable six months and one day from the date of issuance until their expiration on the date that is five years from the date of issuance. The warrants will be issued in two series. Generally, the Series A warrants may be issued prior to stockholder approval, while the Series B warrants are only issued after stockholder approval. The exercise price of the Series A warrants is $1.01 per share, and the exercise price of the Series B warrants is $0.90 per share, subject to certain adjustments. The warrants provide a right of cashless exercise if, at the time of exercise, there is no effective registration statement registering the resale of the shares underlying the warrants.

The conversion rate of each convertible note and the exercise price of the Series B warrants are subject to adjustment for certain events, including dividends, stock splits, combinations and the sale of our common stock or securities convertible into or exercisable for our common stock at a price less than the then applicable conversion or exercise price.

The investors have a right of first refusal on any future funding that involves the issuance of our capital stock for so long as a portion of the convertible notes is outstanding.

Pursuant to the Registration Rights Agreement, we filed an initial registration statement on October 12, 2007 to register 3,333,333 shares of common stock issuable to YA Global, and such registration statement became effective on November 1, 2007. We are required to file another registration statement to cover up to an additional 2,432,900 within 30 days of the third closing date, which will occur within two days of receiving shareholder approval, and have such registration statement declared effective within 120 days of the third closing date. If the shares issuable to YA Global remain outstanding after all shares under the registration statements have been sold, we may be required to file additional registration statements for those shares. These registration rights will cease once the shares issuable to YA Global are eligible for sale by the investor without restriction under Rule 144(k). Upon certain events, we have agreed to pay as partial liquidated damages an amount equal to 1.0% of the aggregate purchase price paid by the investors for any convertible debentures then held by the investors, but these payments may not exceed 12% of the aggregate purchase price paid by the investors. The maximum liquidated damages payable under the Registration Rights Agreement is $600,000. We have not recorded an estimated registration rights liability as we anticipate that we will fulfill our obligations under the Registration Rights Agreement.

The total gross proceeds from the issuance of the convertible notes and warrants will be $10,000,000 before payment of 3.25% of the purchase price in commissions to Wainwright & Co., Inc., referred to herein as the Placement Agent. We will issue to the Placement Agent warrants to purchase 7% of the purchase price, or 777,777 shares, of our common stock with similar terms to the warrants that will be issued to the investors. We have paid YA Global and will pay Stanford a non-refundable structuring/ due diligence fee of $30,000 each. We have also agreed to pay YA Global and Stanford a commitment fee of 5% and 7%, respectively, of its purchase price, which is paid proportionately at each closing.

Specifics of YA Global Financing

Pursuant to the YA Global Securities Purchase Agreement, we have issued two convertible notes in the amount of $1,500,000 each and two Series A warrants in the amount of 1,387,500 shares underlying the warrants on each September 21, 2007 and October 16, 2007 and will issue and sell to YA Global a convertible note in the amount of $2,000,000 and a Series B warrant in the amount of 2,775,000 shares on the date that the stockholders approve the transaction.

Pursuant to the rules of the American Stock Exchange, the convertible notes and warrants issued to YA Global at the first two closings were subject to a cap on the number of shares of common stock that can be issued upon the conversion of the convertible notes and the exercise of the warrants, until we receive shareholder approval. The cap of 3,493,000 shares is equal to 19.99% of our outstanding common stock on the signing date. In addition, there is a maximum overall cap of 30,500,000 shares for the YA Global financing.

Specifics of Stanford Financing

Pursuant to the Stanford Securities Purchase Agreement, we will issue and sell to Stanford an additional:

(1)                a convertible note in the amount of $2,000,000 and warrants within two business days of the later of (a) the date stockholders approve the transaction or (b) the date that the initial registration statement relating to the YA Global financing is filed with the SEC. Such registration statement was filed on October 12, 2007;

(2)                a convertible note in the amount of $1,500,000 on the date we enter into a supply agreement with a third party manufacturer for sufficient quantity and quality of nano-particle for encapsulation of Factor 5A gene to be used in toxicology and proof of concept human studies under a United States Food and Drug Administration, referred to herein as FDA, accepted Investigational New Drug application, referred to herein as IND application;

(3)                a convertible note in the amount of $1,500,000 on the date we enter into a supply agreement with a third party manufacturer to provide sufficient quantity and quality of Factor 5A DNA to carry out toxicology and proof of concept human studies under a FDA accepted IND application.

The convertible notes and warrants issuable to Stanford will be subject to a maximum cap of 31,888,888 on the number of shares of common stock that can be issued upon the conversion of the convertible notes and the exercise of the warrants.

Item 6.             Exhibits.

Exhibits.

10.1+	License Agreement with Bayer CropScience AG dated as of July 23, 2007.
10.2+	License Agreement with Monsanto Company dated as of August 6, 2007.
10.3+	License Ageement with Bayer CropScience AG dated as of September 17, 2007.
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350. (furnished herewith)
32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350. (furnished herewith)

+ Confidential Treatment for portions of this exhibit has been requested.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENESCO TECHNOLOGIES, INC.

DATE: November 14, 2007	By:	/s/ Bruce C. Galton
Bruce C. Galton, President
and Chief Executive Officer
(Principal Executive Officer)

DATE: November 14, 2007	By:	/s/ Joel Brooks
Joel Brooks, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)