Form 10-Q
period 2007-12-31
SENESCO TECHNOLOGIES INC
filed 2008-02-14
CIK 1035354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

            EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2007

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

Yes: ☐                                                                                                         No:  ☒

As of January 31, 2008, 17,581,582 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

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

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2007	2007
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,135,644	$408,061
Short-term investments	500,000	250,000
Prepaid expenses and other current assets	52,959	104,526
Total Current Assets	5,688,603	762,587

Property and equipment, net	5,444	7,526
Intangibles, net	2,896,958	2,544,447
Deferred financing costs	748,949	—
Security deposit	7,187	7,187
TOTAL ASSETS	$9,347,141	$3,321,747

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$552,026	$109,258
Accrued expenses	368,570	377,359
Deferred revenue	4,167	16,667
Total Current Liabilities	924,763	503,284

Convertible note, net of discount	257,560	—
Grant payable	99,728	99,728
Other liability	26,129	29,196
TOTAL LIABILITIES	1,308,180	632,208

STOCKHOLDERS’ EQUITY:

Preferred stock, $0.01 par value; authorized 5,000,000 shares, no shares issued	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares, issued and outstanding 17,581,852 and 17,473,694, respectively	175,819	174,737
Capital in excess of par	35,161,399	28,136,342
Deficit accumulated during the development stage	(27,298,257)	(25,621,540)

TOTAL STOCKHOLDERS’ EQUITY	8,038,961	2,689,539

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,347,141	$3,321,747

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended December 31,	For the Three Months Ended December 31,	For the Six Months Ended December 31,	For the Six Months Ended December 31,	From Inception on July 1, 1998 through December 31,
	2007	2006	2007	2006	2007

Revenue	$6,250	$181,250	$377,500	$262,500	$1,095,833

Operating Expenses:

General and administrative	585,851	1,103,594	974,910	1,486,879	20,409,103
Research and development	392,254	239,395	745,149	548,743	8,938,318
Total Operating Expenses	978,105	1,342,989	1,720,059	2,035,622	29,347,421

Loss From Operations	(971,855)	(1,161,739)	(1,342,559)	(1,773,122)	(28,251,588)

Sale of state income tax loss, net	—	—	—	—	586,442
Other noncash income	—	—	—	—	321,259
Interest income, net	25,227	26,102	32,106	37,020	411,894
Amortization of debt discount and financing costs	(283,207)	—	(298,428)	—	(298,428)
Interest expense on convertible notes	(64,836)	—	(67,836)	—	(67,836)
Net Loss	$(1,294,671)	$(1,135,637)	$(1,676,717)	$(1,736,102)	$(27,298,257)

Basic and Diluted Net Loss Per Common Share	$(0.07)	$(0.07)	$(0.10)	$(0.11)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	17,474,870	17,257,791	17,474,282	16,369,220

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FROM INCEPTION ON JULY 1, 1998 THROUGH DECEMBER 31, 2007

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

FROM INCEPTION ON JULY 1, 1998 THROUGH DECEMBER 31, 2007

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

FROM INCEPTION ON JULY 1, 1998 THROUGH DECEMBER 31, 2007

(unaudited)

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

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FROM INCEPTION ON JULY 1, 1998 THROUGH DECEMBER 31, 2007

(unaudited)

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage	Total
Fair market value of options and warrants granted and vested during the year ended June 30, 2006	—	—	$677,000	—	$677,000

Warrants exercised during the year ended June 30, 2006 at an exercise price of $0.01	10,000	$100	—	—	100

Issuance of common stock and warrants for cash on October 11, 2006 at $1.135 per unit	1,986,306	19,863	2,229,628	—	2,249,491

Commissions, legal and bank fees associated with issuance on October 11, 2006	—	—	(230,483)	—	(230,483)

Fair market value of options and warrants vested during the year ended June 30, 2007	—	—	970,162	—	970,162

Warrants exercised during the year ended June 30, 2007 at an exercise price of $0.01	10,000	100	—	—	100

Fair market value of options and warrants vested during the six months ended December 31, 2007	—	—	408,303	—	408,303

Allocation of proceeds from issuance of convertible notes and warrants from September 21, 2007 through December 20, 2007	—	—	6,550,000	—	6,550,000

Issuance of common stock on December 31, 2007 in lieu of cash payment	108,158	1,082	66,754	—	67,836

Net loss	—	—	—	$(27,298,257)	(27,298,257)

Balance at December 31, 2007	17,581,852	$175,819	$35,161,399	$(27,298,257)	$8,038,961

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

			From Inception
			on July 1, 1998
	For the Six Months Ended		through
	December 31,		December 31,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(1,676,717)	$(1,736,102)	$(27,298,257)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Noncash capital contribution	—	—	85,179
Noncash conversion of accrued expenses into equity	—	—	131,250
Noncash income related to change in fair value of warrant liability	—	—	(321,259)
Issuance of common stock and warrants for interest	67,836	—	77,152
Issuance of stock options and warrants for services	146,189	847,000	8,944,964
Depreciation and amortization	44,042	15,595	407,883
Amortization of convertible note discount and deferred financing costs	298,427	—	298,427
(Increase) decrease in operating assets:
Accounts receivable	—	(75,000)	—
Prepaid expense and other current assets	51,567	74,765	(52,959)
Security deposit	—	—	(7,187)
Increase (decrease) in operating liabilities:
Accounts payable	442,768	52,882	552,026
Accrued expenses	(24,656)	(88,603)	352,703
Deferred revenue	(12,500)	(12,500)	4,167
Other liability	(3,067)	(2,611)	26,129
Net cash (used in) operating activities	(666,111)	(924,574)	(16,799,782)

Cash flows from investing activities:
Patent costs	(394,471)	(281,937)	(3,140,178)
Redemption (purchase) of investments, net	(250,000)	(750,000)	(500,000)
Purchase of property and equipment	—	(1,482)	(170,107)
Net cash (used in) investing activities	(644,471)	(1,033,419)	(3,810,285)

Cash flows from financing activities:
Proceeds from grant	—	—	99,728
Proceeds from issuance of bridge notes	—	—	525,000
Proceeds from issuance and exercises of common stock and warrants	—	2,019,108	19,082,818
Proceeds from issuance of convertible note and warrants, net of $450,000 paid to holder	6,550,000	—	6,550,000
Deferred financing costs	(511,835)	—	(511,835)
Net cash provided by financing activities	6,038,165	2,019,108	25,745,711

Net increase in cash and cash equivalents	4,727,583	61,115	5,135,644

Cash and cash equivalents at beginning of period	408,061	318,473	—

Cash and cash equivalents at end of period	$5,135,644	$379,588	$5,135,644

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—	$22,317
Supplemental schedule of noncash financing activity:
Conversion of bridge notes into stock	$—	$—	$534,316
Allocation of convertible debt proceeds to warrants and beneficial conversion feature	$6,550,000	$—	$6,550,000
Warrants issued for financing costs	$277,979	$—	$277,979

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — Basis of Presentation:

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of December 31, 2007, the results of its operations for the three-month and six-month periods ended December 31, 2007 and 2006, cash flows for the six-month periods ended December 31, 2007 and 2006, and the results of its operations and cash flows for the period from inception on July 1, 1998 through December 31, 2007.

Interim results are not necessarily indicative of results for the full fiscal year.

Note 2 — Liquidity:

       The operations of the Company to date have required significant cash expenditures.  As shown in the accompanying financial statements, the Company has a history of losses with a deficit accumulated during the development stage from inception through December 31, 2007 of $27,298,257.  The future capital requirements of the Company will depend on the results of its research and development activities, preclinical studies and competitive and technological advances.

On August 1, 2007 and August 29, 2007, the Company entered into agreements to issue convertible notes and warrants which will provide working capital in the gross amount of up to $10,000,000 to fund its operations for approximately two years. On September 21, 2007, October 16, 2007 and December 20, 2007 the Company issued a convertible notes in the aggregate gross amount of $7,000,000 and 10,550,000 five year warrants, one-half at an exercise price of $1.01 and one-half at an exercise price of $0.90.  The Company will issue convertible notes and warrants and will receive $1,500,000 on the date the Company enters into a supply agreement with a third party manufacturer for sufficient quantity and quality of nano-particle for encapsulation of Factor 5A gene to be used in toxicology and proof of concept human studies under a United States Food and Drug Administration, (the “FDA”), accepted Investigational New Drug application, (an “IND Application, and $1,500,000 on the date the Company enters into a supply agreement with a third party manufacturer to provide sufficient quantity and quality of

Factor 5A DNA to carry out toxicology and proof of concept human studies under a FDA accepted IND Application.

As of December 31, 2007, the Company has cash and investments in the amount of $5,635,644, which the Company estimates will cover its expenses for approximately the next thirteen months.

The American Stock Exchange requires the Company to meet minimum financial requirements in order to maintain its listing.  Specifically, the Company is required to maintain a minimum net worth of $6,000,000 under the continued listing requirements of the American Stock Exchange. The Company had previously received a notice of noncompliance from the American Stock Exchange.  The Company submitted a plan to the American Stock Exchange discussing how it intends to regain compliance with the continued listing requirements.  The American Stock Exchange has accepted the Company’s plan and has given the Company until March 1, 2008 to effectuate the plan and regain compliance with the continued listing requirements.  As of December 31, 2007, the Company believes that it has regained compliance with the American Stock Exchange’s continued listing requirements.

Note 3 — Intangible Assets:

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

•                  changes in technology and the emergence of competing technology.

If the Company’s review determines that the future discounted cash flows related to these assets will not be sufficient to recover their carrying value, the Company will reduce the carrying values of these assets down to its estimate of fair value and continue amortizing them over their remaining useful lives.  To date, the Company has not recorded any impairment of intangible assets.

Note 4 — Loss Per Share:

                Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  As of December 31, 2007, shares to be issued upon the exercise of options and warrants aggregating 19,281,261 at an average price of $1.55, and as December 31, 2006, shares to be issued upon the exercise of options and warrants aggregating 9,100,877 at an average price of $2.62 are not included in the computation of diluted loss per share as the effect is anti-dilutive.  Additionally, at December 31, 2007, 7,777,777 shares to be issued upon the conversion of convertible notes at a fixed conversion rate of $0.90 are not included in the computation of diluted loss per share as the effect is anti-dilutive.

Note 5 — Share-Based Transactions:

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

                The fair value of each stock option and warrant granted has been determined using the Black-Scholes model.  The material factors incorporated in the Black-Scholes model in estimating the value of the options and warrants include the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Estimated life in years	6	6-10	6	6-10
Risk-free interest rate (1)	3.4%-4.1%	4.2%-4.7%	3.4%-4.1%	4.2%-4.7%
Volatility	100%	70%-148%	100%	70%-148%
Dividend paid	None	None	None	None

(1) Represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term.

The ultimate values of the options will depend on the future price of the Company’s common stock, par value $0.01 ( the “Common Stock”), which cannot be forecast with reasonable accuracy.

                A summary of changes in the stock option plan for the six month period ended December 31, 2007 is as follows:

	Number of Options	Weighted-Average Exercise Price
Outstanding at July 1, 2007	2,646,000	$2.33
Granted	1,069,600	$0.99
Exercised	—	—
Canceled	—	—

Outstanding at December 31, 2007	3,715,600	$1.95

Exercisable at December 31, 2007	2,773,336	$2.25

A summary of changes to the non-vested stock options for the six month period ended December 31, 2007 is as follows:

	Weighted-Average
	Number of Options	Grant-Date Fair Value
Non-vested stock options at July 1, 2007	249,666	$1.07
Granted	1,069,600	$0.76
Vested	(377,002)	$(0.82)
Forfeited	—	—

Non-vested stock options at December 31, 2007	942,264	$0.78

                As of December 31, 2007, the aggregate intrinsic value of stock options outstanding was $0, with a weighted-average remaining term of 6.5 years.  The aggregate intrinsic value of stock options exercisable at that same date was $0, with a weighted-average remaining term of 5.4 years.  As of December 31, 2007, the Company has 1,856,700 shares available for future stock option grants.

                As of December 31, 2007, total compensation expense not yet recognized related to stock option grants amounted to approximately $428,000, which will be recognized over the next 24 months and an additional $418,000 which may be recognized  as certain target goal undet the Companys Long-Term Incentive Program are met over the next 36 months.

Short-Term Incentive Program

                On December 13, 2007, upon recommendation of the Company’s Compensation Committee, the Board adopted a Short-Term Equity Incentive Program for each of Bruce C. Galton, John E. Thompson, Ph.D, Joel Brooks, Richard Dondero and Sascha Fedyszyn.  The Programs are intended to ensure the achievement of certain goals of the Company, continuity of the Company’s executive management, and to align the interests of the executive management with those of the shareholders.

                Pursuant to and as defined in the Short-Term Equity Incentive Program, each executive would be awarded shares of the Company’s Common Stock, or options to acquire shares of the Company’s Common Stock, if the Company achieves certain target goals relating to research, financing, licensing, investor relations and other administrative items during the fiscal year ending June 30, 2008.

                The number of eligible shares and options to be awarded to the executive is based upon the following weightings:

1.               45% of eligible shares and options for contributions relating to the Company’s Multiple Myeloma project;

2.               25% of eligible shares and options for contributions relating to the Company’s current financing;

3.               15% of eligible shares and options for contributions relating to the Company’s licensing and licensing support activities;

4.               5% of eligible shares and option for contributions relating to the Company’s audits and Securities and Exchange filings;

5.               4% of the eligible shares and options for contributions relating to the administration of the Company’s intellectual property;

6.               3% of the eligible shares and options for contributions relating to the Company’s investor relations program;

7.               1% of the eligible shares and options for contributions relating to the administration of the Company’s website;

8.               1% of the eligible shares and options for contributions relating to the administration and monitoring of the requirements of the American Stock Exchange; and

9.               1% of the eligible shares and options for contributions relating to planning for future financing requirements.

If the target goals are achieved by the Company, the executive officers would be awarded the following number of shares and options for the Fiscal year ended June 30, 2008:

	Number of Shares	Number of Options (1)

Bruce C. Galton	50,225	—
John E. Thompson, Ph.D.	—	52,676
Joel Brooks	37,275	—
Richard Dondero	—	71,924
Sascha P. Fedyszyn	25,200	—

Total	112,700	124,600

(1)            Such options are exercisable at a strike price of $0.99, which represents the closing price of the common stock on December 12, 2007.

As of December 31, 2007, the Company has determined that the achievement of the target goals is probable.  The total amount of  compensation expense in connection with the short-term incentive program in the amount of $206,269 is being recorded ratably over the six and one-half month period from December 13, 2007 through June 30, 2008.   For the six months ended December 31, 2007, the Company recorded $15,867 of such expense.

Long-Term Incentive Program

                On December 13, 2007, upon recommendation of the Company’s Compensation Committee, the Board adopted a Long-Term Equity Incentive Program for each of Bruce C. Galton, John E. Thompson, Ph.D, Joel Brooks, Richard Dondero and Sascha P. Fedyszyn.  The Programs are intended to ensure the achievement of certain goals of the Company, continuity of the Company’s executive management, and to align the interests of the executive management with those of the shareholders.

                Pursuant to and as defined in the Long-Term Equity Incentive Program, each executive would be awarded shares of the Company’s Common Stock and options to acquire shares of the Company’s Common Stock if the Company achieves certain target goals relating to its Multiple Myeloma research project over the next three fiscal years.

                The number of eligible shares and options to be awarded to the executive is based upon the following weightings:

1.                 20% of the eligible shares upon the execution of a research agreement to conduct a phase I/II clinical trial at a research facility;

2.                 20% of the eligible shares upon the filing and acceptance by the FDA of an investigational new drug application; and

3.                 60% of the eligible shares upon the successful completion of a FDA approved phase I/II clinical trial .

If the target goals are achieved by the Company, the executive officers would be awarded the following number of shares and options :

	Goal 1	Goal 2	Goal 3

Number of Shares

Bruce C. Galton	25,000	25,000	75,000
Joel Brooks	10,000	10,000	30,000
Sascha P. Fedyszyn	10,000	10,000	30,000

Total number of shares	45,000	45,000	135,000

Number of Options (1)

John E. Thompson, Ph.D.	50,000	50,000	150,000
Richard Dondero	60,000	60,000	180,000

Total number of options	110,000	110,000	330,000

(1)            Such options are exercisable at a strike price of $0.99, which represents the closing price of the common stock on December 12, 2007.

Note 6 — Revenue Recognition:

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

Note 7 — Convertible Note and Stockholders Equity:

On August 1, 2007 and August 29, 2007, the Company entered into binding Securities Purchase Agreements with YA Global Investments L.P. (“YA Global”) and Stanford Venture Capital Holdings, Inc. (“Stanford”), respectively, to sell to each of YA Global and Stanford up to $5,000,000 of secured convertible notes and accompanying warrants for an aggregate gross proceeds of $10,000,000.  The convertible notes convert into the Company’s common stock at a fixed price of $0.90 per share subject to certain adjustments (the “Fixed Conversion Price”), for a period of two years immediately following the signing date, provided that the Company has achieved the following milestones by January 31, 2008: (i) successful completion of animal studies, other than toxicology studies, necessary for the advancement of Factor 5A1 in human clinical trials, (ii) the engagement of a contract research organization for human clinical studies of Factor 5A1, and (iii) the signing of at least one (1) corporate partnership or license agreement after August 1, 2007 with an agricultural company utilizing the Company’s proprietary platform. As of January 31, 2008, the Company has completed all of the three required milestones.  After the second anniversary of the signing date, the convertible notes may convert into shares of the Company’s common stock at the lower of the fixed conversion price or 80% of the lowest daily volume-weighted average price (the “VWAP”), of the common stock during the five trading days prior to the conversion date. The maturity date of each of the convertible notes for YA Global and Stanford is December 30, 2010 and December 31, 2010, respectively.  Currently, at the fixed conversion price, the number of shares of common stock issuable upon conversion of the convertible notes outstanding and to be issued and exercise of warrants outstanding and to be issued represents, in the aggregate, 24,994,445 shares, plus an estimated additional 2,000,000 shares for the payment of interest in stock under the convertible notes.

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

The Company’s obligations under the convertible notes are secured by all of its and its subsidiary’s assets and intellectual property, as evidenced by certain Security Agreements and certain Patent Security Agreements by and between the Company and each of YA Global and Stanford.  Pursuant to a subordination agreement, YA Global is the senior secured creditor.

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

Pursuant to the Registration Rights Agreement, the Company filed an initial registration statement on October 12, 2007 to register 3,333,333 shares of common stock issuable to YA Global, and such registration statement became effective on November 1, 2007.  The Company filed another registration statement to register an additional 891,667 shares of common stock issuable to YA Global.  If the shares issuable to YA Global remain outstanding after all shares under the registration statements have been sold, the Company may be required to file additional registration statements for those shares.  These registration rights will cease once the shares issuable to YA Global on January 22, 2008 are eligible for sale by the investor without restriction under Rule 144(k).  Upon certain events, the Company has agreed to pay as partial liquidated damages an amount equal to 1.0% of the aggregate purchase price paid by the investors for any convertible debentures then held by the investors, but these payments may not exceed 12% of the aggregate purchase price paid by the investors.  The maximum liquidated damages payable under the Registration Rights Agreement is $600,000.  The Company has not recorded an estimated registration rights liability as the Company anticipates that it will fulfill its obligations under the Registration Rights Agreement.

The total gross proceeds from the issuance of the convertible notes and warrants will be $10,000,000 before payment of 3.25% of the purchase price in commissions to Wainwright & Co., Inc. (the “Placement Agent”).  The Company will issue to the Placement Agent warrants to purchase 7% of the purchase price, or 777,777 shares, of the Company’s Common Stock with similar terms to the warrants that will be issued to the investors.  The Company paid YA Global and Stanford a non-refundable structuring/due diligence fee of $30,000 each.  The Company has also agreed to pay YA Global and Stanford a commitment fee of 5% and 7%, respectively, of its purchase price, which is paid proportionately at each closing.

Specifics of YA Global Financing

Pursuant to the YA Global Securities Purchase Agreement, the Company has issued three convertible notes in the aggregate amount of $5,000,000 and two Series A warrants in the amount of 1,387,500 shares each on September 21, 2007 and October 16, 2007 and a Series B warrant in the amount of 2,775,000 shares on December 20, 2007.

The gross proceeds, less $280,000 paid to YA Global, of $4,720,000 from the issuance of convertible notes and warrants have been allocated between the convertible notes and warrants based upon their fair values using the Black-Scholes model.  Additional amounts were allocated to the beneficial conversion feature based upon the effective conversion price compared to the fair value of the common stock on the date of issuance of the convertible notes and warrants. The material factors incorporated in the Black-Scholes model in estimating the value of the warrants include the following:

Estimated life in years	5
Risk-free interest rate (1)	3.5% - 4.4%
Volatility	100%
Dividend paid	None

At December 31, 2007, net proceeds of $4,720,000 were allocated to the warrants and beneficial conversion feature and recorded as equity.

The convertible notes and warrants issued to YA Global are subject to a maximum cap of 30,500,000 on the number of shares of common stock that can be issued upon the conversion of the convertible notes and the exercise of the warrants.

Specifics of Stanford Financing

On December 20, 2007, the Company issued a convertible note in the amount of $2,000,000 and Series A warrants in the amount of 2,500,000 shares and Series B warrants in the amount of 2,500,000 shares.

The gross proceeds, less $170,000 paid to Stanford, of $1,830,000 from the issuance of the convertible note and warrants have been allocated between the convertible note and warrants based upon their fair values using the Black-Scholes model.  Additional amounts were allocated to the beneficial conversion feature based upon the effective conversion price compared to the fair value of the common stock on the date of issuance of the convertible notes and warrants. The material factors incorporated in the Black-Scholes model in estimating the value of the warrants include the following:

Estimated life in years	5
Risk-free interest rate (1)	3.5%
Volatility	100%
Dividend paid	None

At December 31, 2007, net proceeds of $1,830,000 were allocated to the warrants and beneficial conversion feature and recorded as equity.

Pursuant to the Stanford Securities Purchase Agreement, the Company will issue and sell to Stanford:

1.

a convertible note and warrants in the amount of $1,500,000 on the date the Company enters into a supply agreement with a third party manufacturer for sufficient quantity and quality of nano-particle for encapsulation of Factor 5A gene to be used in toxicology and proof of concept human studies under an FDA accepted IND Application;

2.

a convertible note and warrants in the amount of $1,500,000 on the date the Company enters into a supply agreement with a third party manufacturer to provide sufficient quantity and quality of Factor 5A DNA to carry out toxicology and proof of concept human studies under a FDA accepted IND Application.

The convertible notes and warrants issuable to Stanford will be subject to a maximum cap of 31,888,888 on the number of shares of common stock that can be issued upon the conversion of the convertible notes and the exercise of the warrants.

As of December 31, 2007, the outstanding balance of the Convertible Notes were $257,560, which is comprised of notes with an aggregate face amount of $7,000,000 less unamortized debt discount of $6,742,440.

Debt discount associated with the Convertible Notes is amortized to interest expense over the remaining life of the Convertible Notes.  Upon conversion of the Convertible Notes into Common Stock, any unamortized debt discount relating to the portion converted will be charged to equity.  Total charges to interest for amortization of debt discount were $244,837 and $257,560 for the three month and six month periods ended December 31, 2007.

The costs associated with the issuances in the amount of $789,817 have been recorded as deferred financing costs and are being amortized ratably over the term of the convertible notes.

Note 8 — Income Taxes:

                No provision for income taxes has been made in the three months and six month periods ended December 31, 2007 and 2006 given the Company’s losses in 2007 and 2006 and available net operating loss carryforwards.  A benefit has not been recorded as the realization of the net operating losses is not assured and the timing in which the Company can utilize its net operating loss carryforwards in any year or in total may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations.

                In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”.  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted FIN 48 effective July 1, 2007 and there was no material effect on our results of operations or financial position.

Note 9 — Subsequent Event:

                On February 14, 2008, the Company amended its non-exclusive financial advisory agreement with Stanford Group Company, which was originally entered into on October 11, 2006.  The amendment extended the term of the agreement through June 30, 2012 and expanded the services to be provided to the Company.  As compensation for the term extension and expansion of services, previously issued warrants were amended.  The exercise prices of the 1,500,000 shares of Common Stock underlying the warrants, 750,000 of which had an exercise price of $2.00 and 750,000 of which had an exercise price of $1.50, were reduced to $1.00.  Additionally, the expiration dates of December 2009 and January 2010 were each extended through June 30, 2012.  The agreement may be terminated by either party upon sixty days written notice.

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

Overview

Our Business

We are a development stage biotechnology company whose primary business is to develop and license our patented and patent-pending genes, primarily eucartyotic translation initiation Factor 5A, or Factor 5A, and deoxyhypusine synthase, or DHS, and related technologies for inhibition, i.e. siRNA, in human health applications, to:

•                  develop novel approaches to treat inflammatory and/or apoptotic related diseases in humans;  and

•                  develop novel approaches to treat cancer, a group of diseases in which apoptosis does not occur normally;

In agricultural applications we are developing and licensing Factor 5A, DHS and Lipase to enhance the quality and productivity of fruits, flowers, vegetables and agronomic crops through the control of cell death, referred to as senescence, and growth in plants.

Human Health Applications

We believe that our gene technology could have broad applicability in the human health field, by either inhibiting or accelerating apoptosis.  Inhibiting apoptosis may be useful in preventing or treating a wide range of inflammatory and ischemic diseases attributed to premature apoptosis.  Accelerating apoptosis may be useful in treating certain forms of cancer because the body’s immune system is not able to force cancerous cells to undergo apoptosis via normal mechanisms.

We have commenced preclinical in-vivo and in-vitro research to determine the ability of Factor 5A to regulate key execution genes, pro-inflammatory cytokines, receptors, and transcription factors, which are implicated in numerous apoptotic diseases.

Certain preclinical human health results to date include:

•                  demonstrated significant tumor regression and diminished rate of tumor growth of multiple myeloma tumors in SCID mice treated with Factor 5A encapsulated in nanoparticles.

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

•                  increasing the survival, while maintaining functionality, of mouse pancreatic islet cells isolated for transplantation.  Preliminary animal studies have shown that siRNA to Factor 5A administered prior to harvesting beta islet cells from a mouse has a significant impact not only on the survival of the beta islet cells, but also on the retention of the cells functionality when compared to the untreated beta islet cells.  Additional studies have also shown that the treated beta islet cells survive a pro-inflammatory cytokine challenge, while maintaining their functionality with respect to insulin production;

•                  demonstrating that the efficacy of our technology is comparable to that of existing approved anti-inflammatory prescription drugs in reducing certain inflammatory cytokines in mice; and

•                  increasing the survival rate of mice in a lethal challenge sepsis model.  Additionally, a broad spectrum of systemic pro-inflammatory cytokines were down-regulated, while not effecting the anti-inflammatory cytokine IL-10.

Inhibiting Apoptosis

We believe that down-regulation of our proprietary Factor 5A gene may have potential application as a means for controlling the effect of a broad range of diseases that are attributable to premature apoptosis, ischemia, or inflammation. Apoptotic diseases include glaucoma, heart disease, and certain inflammatory diseases such as Crohn’s disease, sepsis and diabetic retinopathy, among  others.  We are engaged in preclinical research on certain inflammatory diseases. Using small inhibitory RNA’s, or siRNA’s, against the apoptosis isoform of Factor 5A to inhibit its expression, we have reduced pro-inflammatory cytokine formation and formation of receptors for liposolysaccharide, or LPS, interferon-gamma and TNF-alpha.  We have also determined that inhibiting the apoptosis isoform of Factor 5A down-regulates MAPK, NFkB and JAK1 and decreases the inflammatory cytokines formed through these pathways. Additionally, we have shown in a mouse study that our siRNA is comparable to a steroid and to a prescription anti-TNF drug in its ability to reduce cytokine response to LPS.  In-vivo mouse studies have shown that the siRNA against Factor 5A (i) protects thymocyte cells from apoptosis and decreases formation of myeloperoxidase, or MPO, TNF-a, MIP-1alpha, and IL-1 in the lungs of mice challenged with LPS; and (ii) increases the survival rate in which sepsis was induced by a lethal injection of LPS and reduced blood serum levels of inflammatory proteins, such as IL-1, IL-2, IL-6, IL-12, TNF-a, IFNg and MIP-1alpha, while not effecting IL-10, an anti-inflammatory cytokine.  The siRNA’s against Factor 5A are currently being tested in several preclinical in-vivo inflammatory disease models. Other experiments utilizing siRNA to Factor 5A include inhibition of cell death, or apoptosis, during the processing of mouse pancreatic beta islet cells for transplantation; the inhibition of early inflammatory changes associated with type-2 diabetes in an in-vivo rat model; and the inhibition of viral replication in a human cell line infected with HIV-1.

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

Accelerating Apoptosis

In pre-clinical studies, we have also established that up-regulation of Factor 5A isoform induces cell death in cancer cells through both the p53 (intrinsic) and cell death receptor (extrinsic) apoptotic pathways. Tumors arise when cells that have been targeted by the immune system to undergo apoptosis are unable to do so because of an inability to activate the apoptotic pathways. Just as the Factor 5A gene appears to facilitate expression of the entire suite of genes required for programmed cell death in plants, the Factor 5A gene appears to regulate expression of a suite of genes required for programmed cell death in human cells. Because the Factor 5A gene appears to function at the initiation point of the apoptotic pathways, both intrinsic and extrinsic, we believe that our gene technology has potential application as a means of combating a broad range of cancers.  Through in-vitro studies, we have found that up-regulating Factor 5A results in: (i) the up-regulation of p53; (ii)  increases inflammatory cytokine production; (iii) increases cell death receptor formation; and (iv) increases caspase activity.  These features, coupled with a simultaneous down-regulation Bcl-2, result in apoptosis of cancer cells.   in-vitro studies up-regulation of Factor 5A also down-regulates VEGF, a growth factor which allows tumors to develop additional vascularization needed for growth beyond a small mass of cells.

Human Health Research Program

Our human health research program, which has consisted of pre-clinical in-vitro and in-vivo experiments designed to assess the role and method of action of the Factor 5A genes in human diseases, is performed by approximately 16 third party researchers at our direction, at the University of Waterloo, Mayo Clinic, the University of Colorado, and the University of Virginia.

Our preclinical research has yielded data that we have presented to various biopharmaceutical companies that may be prospective licensees for the development and marketing of potential applications for our technology.

Our planned future pre-clinical research and development initiatives for human health include:

•                  Multiple Myeloma. Advance our technology for the potential treatment of multiple myeloma with the goal of initiating a clinical trial.  In connection with the potential clinical trial, we have engaged a clinical research organization, or CRO, to assist us through the process.  Together with the CRO, we will also be finalizing our evaluation of potential delivery systems for our technology in the animal model, contracting for the supply of pharmaceutical grade materials to be used in toxicology and human studies, and ultimately filing an investigational new drug application, or IND application, with the U.S. Food and Drug Administration, or FDA, for their review and consideration in order to initiate a clinical trial.  We estimate that it will take approximately eighteen to twenty four months to complete this program.

•                  Pancreatic Islets isolated for transplantation.  Additional in-vitro experiments will test human beta islet cells.  The human cells will be tested for survival and functionality, insulin activity post processing and cytokine challenge.

•                  HIV-1.  We will continue in-vitro studies utilizing different siRNA delivery systems in order to increase the transfection efficiency of the siRNA to Factor 5A to determine further decreases in HIV replication and may seek animal models to test.

•                  Delivery Systems.  Studies have been initiated to evaluate a number of delivery systems in an effort to maximize the efficacy of eIF-5A.

•                  Lung Inflammation.  Optimization of the delivery and dose of the siRNA to Factor 5A to the lungs is the direction of our planned future experiments.  Mouse model systems may be used to illustrate the siRNA to Factor 5A’s ability to reduce morbidity and mortality in lung inflammation, caused by the up-regulation of pro-inflammatory cytokines induced by flu causing pathogens.

•                  Diabetic Retinopathy.  We have received encouraging results from our initial studies, which have shown a decrease in key cytokines related to retinopathy, such as TNF, VEGF, and iNOS.  This study has been placed on hold due to budget constraints.  This study will resume at such time when our budget will allow.

•                  Other.  We may look at other disease states in order to determine the role of Factor 5A.

In order to pursue the above research initiatives, as well as other research initiatives that may arise, we have recently completed private placements of $10 million of convertible notes and common stock warrants.  We have already issued and received the net proceeds from $7 million of the convertible notes and common stock warrants.  The remaining $3 million from the private placements will be received upon the occurrence of the following development milestones:

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

Agricultural Applications

Our agricultural research focuses on the discovery and development of certain gene technologies, which are designed to confer positive traits on fruits, flowers, vegetables, forestry species and agronomic crops.  To date, we have isolated and characterized the senescence-induced Lipase gene, DHS, and Factor 5A in certain species of plants.  Our goal is to modulate the expression of these genes in order to achieve such traits as extended shelf life, increased biomass, increased yield and increased resistance to environmental stress and disease, thereby demonstrating proof of concept in each category of crop.

Certain agricultural results to date include:

•                  longer shelf life of perishable produce;

•                  increased biomass and seed yield;

•                  greater tolerance to environmental stresses, such as drought and soil salinity;

•                  greater tolerance to certain fungal and bacterial pathogens;

•                  more efficient use of fertilizer; and

•                  advancement to field trials in banana, lettuce, trees and bedding plants.

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

Commercialization Strategy

In order to address the complexities associated with marketing and distribution in the worldwide market, we have adopted a multi-faceted commercialization strategy, in which we have entered into and plan to enter into, as the opportunities present themselves, additional licensing agreements or other strategic relationships with a variety of companies or other entities on a crop-by-crop basis.  We anticipate revenues from these relationships in the form of licensing fees and royalties from our partners, usage fees in the case of the agreement with Poet, or sharing gross profits in the case of the joint venture with Rahan Meristem.  In addition, we anticipate payments from our partners upon our achievement of certain research and development benchmarks.  This commercialization strategy allows us to generate revenue at various stages of product development, while ensuring that our technology is incorporated into a wide variety of crops.  Our optimal partners combine the technological expertise to incorporate our technology into their product line along with the ability to successfully market the enhanced final product, thereby eliminating the need for us to develop and maintain a sales force.

Through January 31, 2008, we have entered into nine license agreements and one joint venture with established agricultural biotechnology companies or, in the case of Poet, an established ethanol company.

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

The current status of each of our projects with our partners is as follows:

Project	Partner	Current Status
Banana	Rahan Meristem
– Shelf Life		Field trials
– Disease		Field trials
Lettuce	Harris Moran	Field trial data under evaluation
Melon	Harris Moran	Seed transformation
Trees	ArborGen
– Growth		Field trials
Alfalfa	Cal / West	Greenhouse
Corn	Monsanto	Just initiated
Cotton	Bayer	Just initiated
Canola	Bayer	Seed transformation
Rice	Bayer	Just initiated
Soybean	Monsanto	Just initiated
Turfgrass	The Scotts Company	Greenhouse
Bedding Plants	The Scotts Company	Greenhouse
Ethanol	Poet	Modify inputs

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

We plan to employ the same partnering strategy in both the human health and agricultural target markets.  Our preclinical research has yielded data that we have presented to various biopharmaceutical companies that may be prospective licensees for the development and marketing of potential applications of our technology.  Consistent with our commercialization strategy, we intend to attract other companies interested in strategic partnerships or licensing our technology, which may result in additional license fees, revenues from contract research and other related revenues.  Additionally, we have selected multiple myeloma as a target indication to develop and bring into clinical trials and may select additional human health indications to bring into clinical trials on our own.  Successful future operations will depend on our ability to transform our research and development activities into commercially feasible technology.

Patent and Patent Applications

To date, we have been granted sixteen patents by the United States Patent and Trademark Office, or PTO, and thirteen patents from foreign countries, twenty-six of which are for use of our technology in agricultural applications and three of which relates to human health applications.

In addition to our twenty-nine patents, we have a wide variety of patent applications, including divisional applications and continuations-in-part, in process with the PTO and internationally.  We intend to continue our strategy of enhancing these new patent applications through the addition of data as it is collected.

Liquidity and Capital Resources

Overview

As of December 31, 2007, our cash balance and investments totaled $5,635,644, and we had working capital of $4,763,840.  As of December 31, 2007, we had a federal tax loss carryforward of approximately $18,674,000 and a state tax loss carry-forward of approximately $11,055,000 to offset future taxable income. We cannot assure you that we will be able to take advantage of any or all of such tax loss carryforwards, if at all, in future fiscal years.

Contractual Obligations

The following table lists our cash contractual obligations as of December 31, 2007:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1 - 3 years	4 - 5 years	5 years
Research and Development Agreements (1)	$663,485	$663,485	$—	$—	$—
Facility, Rent and Operating Leases (2)	$270,332	$78,052	$158,840	$33,440	$—
Employment, Consulting and Scientific Advisory Board Agreements (3)	$571,380	$531,996	$39,384	$—	$—
Total Contractual Cash Obligations	$1,505,197	$1,273,533	$198,224	$33,440	$—

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

Effective September 1, 2007, we extended our research and development agreement with the University of Waterloo for an additional one-year period through August 31, 2008, in the amount of CAD $631,050 or approximately USD $630,000. Research and development expenses under this agreement for the three months ended December 31, 2007 and 2006 aggregated USD $176,536 and $129,439, respectively.  Research and development expenses under this agreement for the six months ended December 31, 2007 and 2006 aggregated USD $368,792 and $295,939, respectively, and USD $4,265,096 for the cumulative period from inception through December 31, 2007.

Capital Resources

Since inception, we have generated revenues of $1,095,833 in connection with the initial fees and milestone payments received under our license and development agreements.  We have not been profitable since inception, we will continue to incur additional operating losses in the future, and we will require additional financing to continue the development and subsequent commercialization of our technology.  While we do not expect to generate significant revenues from the licensing of our technology for the next one to three years, or longer, we may enter into additional licensing or other agreements with marketing and distribution partners that may result in additional license fees, receive revenues from contract research, or other related revenue.

Financings

On August 1, 2007 and August 29, 2007, we entered into binding Securities Purchase Agreements with YA Global Investments, referred to herein as YA Global, and Stanford Venture Capital Holdings, Inc., referred to herein as Stanford, respectively, to sell to each of YA Global and Stanford up to $5,000,000 of secured convertible notes and accompanying warrants for an aggregate gross proceeds of $10,000,000.  The convertible notes convert into our common stock at a fixed price of $0.90 per share subject to certain adjustments, referred to herein as the Fixed Conversion Price, for a period of two years immediately following the signing date, provided that we have achieved the following milestones by January 31, 2008: (i) successful completion of animal studies, other than toxicology studies, necessary for the advancement of Factor 5A1 in human clinical trials, (ii) the engagement of a contract research organization for human clinical studies of Factor 5A1, and (iii) the signing of at least one (1) corporate partnership or license agreement after August 1, 2007 with an agricultural company utilizing our proprietary platform. As of January 31, 2008, we have completed all of the three required milestones.  After the second anniversary of the signing date, the convertible notes may convert into shares of our common stock at the lower of the fixed conversion price or 80% of the lowest daily volume-weighted average price, referred to herein as the VWAP, of our common stock during the five trading days prior to the conversion date. The maturity date of each of the convertible notes for YA Global and Stanford is December 30, 2010 and December 31, 2010, respectively.  Currently, at the fixed conversion price, the number of shares of our common stock issuable upon conversion of the convertible notes and exercise of warrants represents, in the aggregate, 24,994,445 shares, plus an estimated additional 2,000,000 shares for the payment of interest in stock under the convertible notes.

The convertible notes accrue interest on their outstanding principal balances at an annual rate of 8%. We have the option to pay interest in cash or, upon certain conditions, common stock.  If we pay interest in our common stock, the stock will be valued at a 10% discount to the average daily VWAP for the five day trading period prior to the interest payment date, referred to herein as the Interest Shares.

At our option, we can redeem a portion of, or all of, the principal owed under the convertible notes by providing the investors with at least 30 business days’ written notice, provided that, at the time of receipt of the notice, either: (A)(i) the VWAP of our common stock exceeds 130% of the Fixed Conversion Price for at least 20 of 30 prior trading days and (ii) there is an effective registration statement for the resale of our common stock that will be issued under the redemption or (B) we redeem a portion, or all, of the principal owed at a 20% premium above the principal then outstanding and any accrued interest thereupon.  If we redeem all or any of the principal outstanding under the convertible notes, we will pay an amount equal to the principal being redeemed plus accrued interest.

If there is an effective registration statement for the resale of the shares underlying the convertible notes or if such shares become 144(k) eligible, we will have the option to force the investors to convert 50% and 100% of our then-outstanding convertible notes if our common stock price exceeds 150% and 175% of the Fixed Conversion Price, respectively, for any 20 out of 30 trading days; provided that such forced conversion meets certain conditions, referred to herein as the Call Option.  If we exercise our Call Option prior to the third anniversary of the signing date, we will issue additional warrants to the investors equal to 50% of the number of shares underlying the convertible notes subject to the forced conversion.  These warrants will be exercisable at the fixed conversion price and will have the same maturity as the other warrants issued under the YA Global Financing.

Our obligations under the convertible notes are secured by all of our and our subsidiary’s assets and intellectual property, as evidenced by the Security Agreements and the Patent Security Agreements.  Pursuant to a subordination agreement, YA Global is the senior secured creditor.

YA Global and Stanford have been and will  be issued warrants to purchase an aggregate of 5,550,000 and 8,333,333, respectively, of our common stock, exercisable six months and one day from the date of issuance until their expiration on the date that is five years from the date of issuance.  The warrants have been and will be issued in two series. The exercise price of the Series A warrants is $1.01 per share, and the exercise price of the Series B warrants is $0.90 per share, subject to certain adjustments.  The warrants provide a right of cashless exercise if, at the time of exercise, there is no effective registration statement registering the resale of the shares underlying the warrants.

The conversion rate of each convertible note and the exercise price of the Series B warrants are subject to adjustment for certain events, including dividends, stock splits, combinations and the sale of our common stock or securities convertible into or exercisable for our common stock at a price less than the then applicable conversion or exercise price.

The investors have a right of first refusal on any future funding that involves the issuance of our capital stock for so long as a portion of the convertible notes are outstanding.

The total gross proceeds from the issuance of the convertible notes and warrants will be $10,000,000 before payment of 3.25% of the purchase price in commissions to Wainwright & Co., Inc., referred to herein as the Placement Agent.  We will issue to the Placement Agent warrants to purchase 7% of the purchase price, or 777,777 shares, of our common stock with similar terms to the warrants that have been and will be issued to the investors.  We have paid YA Global and Stanford a non-refundable structuring/due diligence fee of $30,000 each.  hawse have also agreed to pay YA Global and Stanford a commitment fee of 5% and 7%, respectively, of its purchase price, which is paid proportionately at each closing.

Specifics of YA Global Financing

Pursuant to the YA Global Securities Purchase Agreement, wse have issued three convertible notes in the aggregate amount of $5,000,000 and two Series A warrants in the amount of 1,387,500 shares each on September 21, 2007 and October 16, 2007 and a Series B warrant in the amount of 2,775,000 shares on December 20, 2007.

The convertible notes and warrants issued to YA Global are subject to a maximum cap of 30,500,000 on the number of shares of our common stock that can be issued upon the conversion of the convertible notes and the exercise of the warrants.

Specifics of Stanford Financing

On December 20, 2007, we issued a convertible note in the amount of $2,000,000 and Series A warrants in the amount of 2,500,000 shares and Series B warrants in the amount of 2,500,000 shares.

Pursuant to the Stanford Securities Purchase Agreement, we will issue and sell to Stanford:

1.               A convertible note and warrants in the amount of $1,500,000 on the date we enter into a supply agreement with a third party manufacturer for sufficient quantity and quality of nano-particle for encapsulation of Factor 5A gene to be used in toxicology and proof of concept human studies under an FDA accepted IND Application;

2.               A convertible note and warrants in the amount of $1,500,000 on the date we enter into a supply agreement with a third party manufacturer to provide sufficient quantity and quality of Factor 5A DNA to carry out toxicology and proof of concept human studies under a FDA accepted IND Application.

The convertible notes and warrants issuable to Stanford will be subject to a maximum cap of 31,888,888 on the number of shares of our common stock that can be issued upon the conversion of the convertible notes and the exercise of the warrants.

The costs associated with the issuances to YA Global and Stanford in the amount of $789,817 have been recorded as deferred financing costs and are being amortized ratably over the term of the convertible notes.

We anticipate that, based upon our current cash and investments and the additional $3,000,000 proceeds from the issuance of convertible notes and warrants, we will be able to fund our operations for the next twenty-one months. If we are unable to issue the additional $3,000,000 of convertible notes and warrants, we will be able to fund our operations for the next thirteen months.  Over the next twelve months, we plan to fund our research and development and commercialization activities by:

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

Results of Operations

Three Months Ended December 31, 2007 and Three Months Ended December 31, 2006

The net loss for the three-month period ended December 31, 2007 and 2006 was $1,294,671 and $1,135,637, respectively, an increase of $159,034, or 14.0%.  This increase in net loss was primarily the result of a decrease in revenue and an increase in expenses associated with the outstanding convertible notes that were issued during the current fiscal year, which was partially offset by a decrease in operating expenses.

Revenue

Total revenues consisted of initial fees and milestone payments on our agricultural development and license agreements.  During the three-month period ended December 31, 2007, revenue of $6,250 consisted of the amortized portion of previous milestone payments received in connection with certain license agreements.  During the three-month period ended December 31, 2006, revenue of $181,250 consisted of initial fees, milestone payments and the amortized portion of previous milestone payments received in connection with certain development and license agreements.

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

Operating Expenses

	Three Months Ended December 31,
	2007	2006	Change	%
	(in thousands, except % values)
General and administrative	$586	$1,104	$(518)	(46.9)%
Research and development	392	239	153	64.0%
Total operating expenses	$978	$1,343	$(365)	(27.2)%

We expect operating expenses to increase over the next twelve months as we anticipate that research and development expenses will increase as we continue to expand our research and development activities.

General and Administrative Expenses

	Three Months Ended December 31,
	2007	2006	Change	%
	(in thousands, except % values)
Stock-based compensation	$67	$744	$(677)	(91.0)%
Payroll and benefits	177	150	27	(18.0)%
Investor relations	160	110	50	45.5%
Professional fees	113	40	73	182.5%
Depreciation and amortization	22	9	13	144.4%
Other general and administrative	47	51	(4)	(7.8)%
Total general and administrative	$586	$1,104	$(518)	(46.9)%

•                  Stock-based compensation for the three months ended December 31, 2007 consists primarily of the amortized portion of the Black-Scholes value of options and warrants granted to directors, employees and consultants. During the three-month period ended December 31, 2007, there were 351,000 options or warrants granted to such directors, employees and consultants.

Stock-based compensation for the three months ended December 31, 2006 consists of the Black-Scholes value of $683,000 of warrants extended and repriced in connection with a financial advisory agreement entered into on October 11, 2006 and the amortized portion of the Black-Scholes value of options and warrants granted to directors, employees and consultants.  During the three-month period ended December 31, 2006, there were 242,500 options or warrants granted to such directors, employees and consultants

•                  Payroll and benefits increased primarily as a result of salary and health insurance rate increases and a payments to certain employees for vacation time not used during the calendar year ended December 31, 2007.

•                  Investor relations increased as a result of an increase in the cost of the annual report due to additional required disclosures.  Also, during the three month period ended December 31, 2007, a proxy solicitor was retained to assist with the voting for our 2007 annual meeting.

•                  Professional fees increased primarily as a result of an increase in legal and accounting fees primarily due to an increase in the fees related to the audit, review and filing of our securities filings.

•                  Depreciation and amortization increased primarily as a result of an increase in amortization of patent costs.  We began amortizing the cost of our pending patent applications during the three month period ended March 31, 2007.  Therefore such amortization was not included in depreciation and amortization during the three month period ended December 31, 2006.

We expect general and administrative expenses to modestly increase over the next twelve months primarily due to an increase in legal and accounting fees related to the increased regulatory environment surrounding our business.

Research and Development Expenses

	Three Months Ended December 31,
	2007	2006	Change	%
	(in thousands, except % values)
Stock-based compensation	$16	$16	$—	—%
Other research and development	376	223	153	68.6%
Total research and development	$392	$239	$153	64.0%

•                  Stock-based compensation consists primarily of the amortized portion of Black-Scholes value of options and warrants granted to research and development consultants and employees. During the three-month periods ended December 31, 2007 and 2006 there were 45,000 and 88,000 options granted to such consultants and employees.

•                  Other research and development costs increased primarily as a result of an expansion of our human health programs, including our cancer research program, the banana field trials and the weakness of the United States currency against the Canadian currency.

The breakdown of our research and development expenses between our agricultural and human health research programs is as follows:

	Three Months Ended December 31,
	2007	%	2006	%
	(in thousands, except % values)
Agricultural	$172	44%	$158	66%
Human health	220	56%	81	34%
Total research and development	$392	100%	$239	100%

Our agricultural research expenses increased during the three-month period ended December 31, 2007 primarily as a result of an increase in the budget for the banana field trials and an unfavorable exchange rate variance in connection with our research agreement at the University of Waterloo.

Our human health expenses increased during the three-month period ended December 31, 2007 as we have initiated certain research projects that were not in progress during the three month period ended December 31, 2006.  We expect the percentage of human health research programs to continue to increase as a percentage of the total research and development expenses as we continue our current research projects and begin new human health initiatives.

Amortization of debt discount and financing costs and interest expense on convertible notes

From September 2007 through December 2007, we issued convertible notes in the aggregate face amount of $7 million and warrants.  The proceeds from the convertible notes and warrants were recorded as equity and the discount on such convertible notes is being amortized over the term of the convertible notes.

The convertible notes bear interest at a rate of 8% per annum, payable quarterly in cash or common stock.

Below is a summary of the convertible notes as of December 31, 2007:

		Unamortized		Future Quarterly
Date Issued	Face Amount	Amount	Maturity Date	Amortization
Sept. 21, 2007	$1,500,000	$1,372,901	Dec. 30, 2010	$114,504
Oct. 16, 2007	$1,500,000	$1,402,597	Dec. 30, 2010	$116,883
Dec. 20, 2007	$2,000,000	$1,983,471	Dec. 30, 2010	$165,289
Dec. 20, 2007	$2,000,000	$1,983,471	Dec. 31, 2010	$165,289
Total	$7,000,000	$6,742,440		$561,965

Costs related to the issuance of the convertible notes and warrants in the amount of $789,817, which include $277,979 of non-cash charges for warrants issued to the placement agent, have been recorded as deferred financing costs and are being amortized over the term of the convertible notes.  The expected future quarterly amortization of the deferred financing costs will be $62,409.

Six Months Ended December 31, 2007 and Six Months Ended December 31, 2006

The net loss for the six-month period ended December 31, 2007 and 2006 was $1,676,717 and $1,736,102, respectively, a decrease of $59,385, or 3.4%.  This decrease in net loss was primarily the result of an increase in revenue and a decrease in operating expenses, which was partially offset by an increase in expenses associated with the outstanding convertible notes that were issued during the current fiscal year.

Revenue

Total revenues consisted of initial fees and milestone payments on our agricultural development and license agreements.  During the six-month period ended December 31, 2007, revenue of $377,500 consisted of initial payments and the amortized portion of previous milestone payments received in connection with certain license agreements.  During the six-month period ended December 31, 2006, revenue of $262,500 consisted of initial fees, milestone payments and the amortized portion of previous milestone payments received in connection with certain development and license agreements.

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

                Operating Expenses

	Six Months Ended December 31,
	2007	2006	Change	%
	(in thousands, except % values)
General and administrative	$975	$1,487	$(512)	(34.4)%
Research and development	745	549	196	35.7%
Total operating expenses	$1,720	$2,036	$(316)	(15.5)%

We expect operating expenses to increase over the next twelve months as we anticipate that research and development expenses will increase as we continue to expand our research and development activities.

General and Administrative Expenses

	Six Months Ended December 31,
	2007	2006	Change	%
	(in thousands, except % values)
Stock-based compensation	$115	$813	$(698)	(85.9)%
Payroll and benefits	332	304	28	(9.2)%
Investor relations	211	161	50	31.1%
Professional fees	171	90	81	90.0%
Depreciation and amortization	44	16	28	175.0%
Other general and administrative	102	103	(1)	(1.0)%
Total general and administrative	$975	$1,487	$(512)	(34.4)%

•                  Stock-based compensation for the six months ended December 31, 2007 consists primarily of the amortized portion of the Black-Scholes value of options and warrants granted to directors, employees and consultants. During the six-month period ended December 31, 2007, there were 351,000 options or warrants granted to such directors, employees and consultants.

Stock-based compensation for the six months ended December 31, 2006 consists of the Black-Scholes value of $683,000 of warrants extended and repriced in connection with a financial advisory agreement entered into on October 11, 2006 and the amortized portion of the Black-Scholes value of options and warrants granted to directors, employees and consultants.  During the six-month period ended December 31, 2006, there were 242,500 options or warrants granted to such directors, employees and consultants.

•                  Payroll and benefits increased primarily as a result of salary and health insurance rate increases and a payments to certain employees for vacation time not used during the calendar year ended December 31, 2007.

•                  Investor relations increased as a result of an increase in the cost of the annual report due to additional required disclosures.  Also, during the six month period ended December 31, 2007, a proxy solicitor was retained to assist with the voting for our 2007 annual meeting.

•                  Professional fees increased primarily as a result of an increase in legal and accounting fees primarily due to an increase in the fees related to the audit, review and filing of our securities filings.

•                  Depreciation and amortization increased primarily as a result of an increase in amortization of patent costs.  We began amortizing the cost of our pending patent applications during the three month period ended March 31, 2007.  Therefore such amortization was not included in depreciation and amortization during the six month period ended December 31, 2006.

We expect general and administrative expenses to modestly increase over the next twelve months primarily due to an increase in legal and accounting fees related to the increased regulatory environment surrounding our business.

Research and Development Expenses

	Six Months Ended December 31,
	2007	2006	Change	%
	(in thousands, except % values)
Stock-based compensation	$31	$34	$(3)	(8.8)%
Other research and development	714	515	199	38.6%
Total research and development	$745	$549	$196	35.7%

•                  Stock-based compensation consists primarily of the amortized portion of Black-Scholes value of options and warrants granted to research and development consultants and employees. During the six-month periods ended December 31, 2007 and 2006 there were 45,000 and 88,000 options granted to such consultants and employees.

•                  Other research and development costs increased primarily as a result of an expansion of our human health programs, including our cancer research program, the banana field trials and the weakness of the United States. currency against the Canadian currency.

The breakdown of our research and development expenses between our agricultural and human health research programs is as follows:

	Six Months Ended December 31,
	2007	%	2006	%
	(in thousands, except % values)
Agricultural	$357	48%	$341	62%
Human health	388	52%	208	38%
Total research and development	$745	100%	$549	100%

Our agricultural research expenses increased during the six-month period ended December 31, 2007 primarily as a result of an increase in the budget for the banana field trials and an unfavorable exchange rate variance in connection with our research agreement at the University of Waterloo.

Our human health expenses increased during the six-month period ended December 31, 2007 as we have initiated certain research projects that were not in progress during the three month period ended December 31, 2006.  We expect the percentage of human health research programs to continue to increase as a percentage of the total research and development expenses as we continue our current research projects and begin new human health initiatives.

Amortization of debt discount and financing costs and interest expense on convertible notes

From September 2007 through December 2007, we issued convertible notes in the aggregate face amount of $7 million and warrants.  The proceeds from the convertible notes and warrants were recorded as equity and the discount on such convertible notes is being amortized over the term of the convertible notes.

The convertible notes bear interest at a rate of 8% per annum, payable quarterly in cash or common stock.

Below is a summary of the convertible notes as of December 31, 2007:

		Unamortized		Future Quarterly
Date Issued	Face Amount	Amount	Maturity Date	Amortization
Sept. 21, 2007	$1,500,000	$1,372,901	Dec. 30, 2010	$114,504
Oct. 16, 2007	$1,500,000	$1,402,597	Dec. 30, 2010	$116,883
Dec. 20, 2007	$2,000,000	$1,983,471	Dec. 30, 2010	$165,289
Dec. 20, 2007	$2,000,000	$1,983,471	Dec. 31, 2010	$165,289
Total	$7,000,000	$6,742,440		$561,965

Costs related to the issuance of the convertible notes and warrants in the amount of $789,817, which include $277,979 of non-cash charges for warrants issued to the placement agent, have been recorded as deferred financing costs and are being amortized over the term of the convertible notes.  The expected future quarterly amortization of the deferred financing costs will be $62,409.

Period From Inception on July 1, 1998 through December 31, 2007

From inception of operations on July 1, 1998 through December 31, 2007, we had revenues of $1,095,833, which consisted of the initial license fees and milestone payments in connection with our various development and license agreements.  We do not expect to generate significant revenues for approximately the next one to three years, during which time we will continue to engage in significant research and development efforts.

We have incurred losses each year since inception and have an accumulated deficit of $27,298,257 at December 31, 2007.  We expect to continue to incur losses as a result of expenditures on research and development and administrative activities.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007.  Based on this evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding disclosures.

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three-month ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We are a development stage biotechnology company with a limited operating history and limited assets and capital.  We have incurred losses each year since inception and have an accumulated deficit of $27,298,257 at December 31, 2007. We have generated minimal revenues by licensing our technology for certain crops to companies willing to share in our development costs. However, our technology may not be ready for commercialization for several years. We expect to continue to incur losses for the next several years because we anticipate that our expenditures on research and development, and administrative activities will significantly exceed our revenues during that period. We cannot predict when, if ever, we will become profitable.

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

We have entered into definitive agreements to issue convertible notes and warrants for aggregate gross proceeds of $5,000,000 to YA Global , of which all $5,000,000 have been issued.  We have also entered into definitive agreements to issue convertible notes and warrants to Stanford , of which $2,000,000 have been issued.

The remaining $3,000,000 of convertible notes and warrants to be issued pursuant to the Stanford financing will be issued as follows: (i) $1,500,000 on the date we enter into a supply agreement with a third party manufacturer for sufficient quantity and quality of nano-particle for encapsulation of Factor 5A gene to be used in toxicology and proof of concept human studies under a FDA accepted IND application; and (ii) $1,500,000 on the date we enter into a supply agreement with a third party manufacturer to provide sufficient quantity and quality of Factor 5A DNA to carry out toxicology and proof of concept human studies under a FDA accepted IND application.   However, we can not assure you that we will meet the funding milestones.  In addition, the YA Global financing and the Stanford financing are secured by all of our assets.  If we default under the convertible debentures, the investors may foreclose on our assets and our business.  As a result, we may need to obtain more funding in the future through collaborations or other arrangements with research institutions and corporate partners or public and private offerings of our securities, including debt or equity financing.  We may not be able to obtain adequate funds for our operations from these sources when needed or on acceptable terms.  Future collaborations or similar arrangements may require us to license valuable intellectual property to, or to share substantial economic benefits with, our collaborators.  If we raise additional capital by issuing additional equity or securities convertible into equity, our stockholders may experience dilution and our share price may decline.  Any debt financing may result in restrictions on our spending.

If we are unable to raise additional funds, we will need to do one or more of the following:

•                  delay, scale-back or eliminate some or all of our research and product development programs;

•                  license third parties to develop and commercialize products or technologies that we would otherwise seek to develop and commercialize ourselves;

•                  attempt to sell our company;

•                  cease operations; or

•                  declare bankruptcy.

We believe that at the projected rate of spending and the additional $3,000,000 proceeds from the issuance of the convertible notes, we should have sufficient cash and investments to maintain our present operations for the next 21 months.  However, if we do not receive the additional $3,000,000 proceeds from the issuance of the convertible notes and warrants, we should have sufficient cash and investments to maintain our present operations for the next 13 months.

We depend on a single principal technology and, if our technology is not commercially successful, we will have no alternative source of revenue.

Our primary business is the development and licensing of technology to identify, isolate, characterize and promote or silence genes which control the death of cells in humans and plants.  Our future revenue and profitability critically depend upon our ability to successfully develop apoptosis and senescence gene technology and later license or market such technology.  We have conducted experiments on certain crops with favorable results and have conducted certain preliminary cell-line and animal experiments, which have provided us with data upon which we have designed additional research programs. However, we cannot give any assurance that our technology will be commercially successful or economically viable for any crops or human health applications.

In addition, no assurance can be given that adverse consequences might not result from the use of our technology such as the development of negative effects on humans or plants or reduced benefits in terms of crop yield or protection.  Our failure to obtain market acceptance of our technology or of our current or potential licensees to successfully commercialize such technology would have a material adverse effect on our business.

We outsource all of our research and development activities and, if we are unsuccessful in maintaining our alliances with these third parties, our research and development efforts may be delayed or curtailed.

We rely on third parties to perform all of our research and development activities.  Our research and development efforts take place at the University of Waterloo in Ontario, Canada, where our technology was discovered, the University of Colorado, Mayo Clinic, the University of Virginia, and with our commercial partners.  At this time, we do not have the internal capabilities to perform our research and development activities. Accordingly, the failure of third-party research partners to perform under agreements entered into with us, or our failure to renew important research agreements with these third parties, may delay or curtail our research and development efforts.

We have significant future capital needs and may be unable to raise capital when needed, which could force us to delay or reduce our research and development efforts.

As of December 31, 2007, we had cash and highly-liquid investments valued at $5,635,644 and working capital of $4,763,840. Using our available reserves as of December 31, 2007, we believe that we can operate according to our current business plan for the next 13 months.  However, with the potential additional gross proceeds of $3,000,000 from the issuance of additional convertible notes and warrants, we believe that we can operate according to our current business plan for the next 21 months.  To date, we have generated minimal revenues and anticipate that our operating costs will exceed any revenues generated over the next several years. Therefore, we will be required to raise additional capital in the future in order to operate according to our current business plan, and this funding may not be available on favorable terms, if at all.  If we are unable to raise additional funds, we will need to do one or more of the following:

•                  delay, scale back or eliminate some or all of our research and development programs;

•                  license third parties to develop and commercialize our technology that we would otherwise seek to develop and commercialize ourselves;

•                  seek strategic alliances or business combinations, or attempt to sell our company; or

•                  cease operations.

In addition, in connection with any funding, if we need to issue more equity securities than our certificate of incorporation currently authorizes, or more than 20% of the shares of our common stock outstanding, we may need stockholder approval.  If stockholder approval is not obtained or if adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. Investors may experience dilution in their investment from future offerings of our common stock. For example, if we raise additional capital by issuing equity securities, such an issuance would reduce the percentage ownership of existing stockholders.  In addition, assuming the exercise of all options and warrants outstanding and the conversion of the notes into common stock, as of December 31, 2007, we had 8,428,999 shares of common stock authorized but unissued and unreserved, which may be issued from time to time by our board of directors without stockholder approval.  The total number of shares that may be issued under the financing is subject to certain caps as more fully described in this Form 10-Q.  Furthermore, we may need to issue securities that have rights, preferences and privileges senior to our common stock.  Failure to obtain financing on acceptable terms would have a material adverse effect on our liquidity.

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

As of December 31, 2007, we have been issued sixteen patents by the PTO and thirteen patents from foreign countries.  We have also filed numerous patent applications for our technology in the United States and in several foreign countries, which technology is vital to our primary business, as well as several Continuations in Part on these patent applications.  Our success depends in part upon the grant of patents from our pending patent applications.

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

As our business grows, we may need to add employees and enhance our management, systems and procedures.  We may need to successfully integrate our internal operations with the operations of our marketing partners, manufacturers, distributors and suppliers to produce and market commercially viable products.  We may also need to manage additional relationships with various collaborative partners, suppliers and other organizations.  Although we do not presently conduct research and development activities in-house, we may undertake those activities in the future.  Expanding our business may place a significant burden on our management and operations.  We may not be able to implement improvements to our management information and control systems in an efficient and timely manner and we may discover deficiencies in our existing systems and controls.  Our failure to effectively respond to changes may make it difficult for us to manage our growth and expand our operations.

We have no marketing or sales history and depend on third-party marketing partners.  Any failure of these parties to perform would delay or limit our commercialization efforts.

We have no history of marketing, distributing or selling biotechnology products and we are relying on our ability to successfully establish marketing partners or other arrangements with third parties to market, distribute and sell a commercially viable product both here and abroad.  Our business plan envisions creating strategic alliances to access needed commercialization and marketing expertise.  We may not be able to attract qualified sub-licensees, distributors or marketing partners, and even if qualified, these marketing partners may not be able to successfully market agricultural products or human health applications developed with our technology If our current or potential future marketing partners fail to provide adequate levels of sales, our commercialization efforts will be delayed or limited and we may not be able to generate revenue.

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

Many human health and agricultural biotechnology companies are engaged in research and development activities relating to apoptosis and senescence.  The market for plant protection and yield enhancement products is intensely competitive, rapidly changing and undergoing consolidation.  We may be unable to compete successfully against our current and future competitors, which may result in price reductions, reduced margins and the inability to achieve market acceptance for products containing our technology.  Our competitors in the field of plant senescence gene technology are companies that develop and produce transgenic plants and include major international agricultural companies, specialized biotechnology companies, research and academic institutions and, potentially, our joint venture and strategic alliance partners.  These companies include: Icoria (formerly Paradigm Genetics); Mendel Biotechnology; Renessen LLC; Exelixis Plant Sciences, Inc.; Syngenta International AG; and Eden Bioscience, among others.  Some of our competitors that are involved in apoptosis research include:  Amgen; Centocor; Genzyme; OSI Pharmaceuticals, Inc.; Novartis; Introgen Therapeutics, Inc.; Genta, Inc.; and Vertex Pharmaceuticals, Inc.  Many of these competitors have substantially greater financial, marketing, sales, distribution and technical resources than us and have more experience in research and development, clinical trials, regulatory matters, manufacturing and marketing.  We anticipate increased competition in the future as new companies enter the market and new technologies become available.  Our technology may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors, which will prevent or limit our ability to generate revenues from the commercialization of our technology.

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

           We cannot guarantee that consumers will accept agricultural products containing our technology.  Recently, there has been consumer concern and consumer advocate activism with respect to genetically engineered agricultural consumer products.  The adverse consequences from heightened consumer concern in this regard could affect the markets for agricultural products developed with our technology and could also result in increased government regulation in response to that concern. If the public or potential customers perceive our technology to be genetic modification or genetic engineering, agricultural products grown with our technology may not gain market acceptance.

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

Recent political and social turmoil, can be expected to put further pressure on economic conditions in the United States and worldwide.  These political, social and economic conditions may make it difficult for us to plan future business activities.

Risks Related to Our Common Stock

Our management and other affiliates have significant control of our common stock and could significantly influence our actions in a manner that conflicts with our interests and the interests of other stockholders.

As of December 31, 2007, our executive officers, directors and affiliated entities together beneficially own approximately 66.6% of the outstanding shares of our common stock, assuming the exercise of options and warrants which are currently exercisable or will become exercisable within 60 days of December 31, 2007, held by these stockholders. As a result, these stockholders, acting together, will be able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders.  Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

A significant portion of our total outstanding shares of common stock may be sold in the market in the near future, which could cause the market price of our common stock to drop significantly.

As of December 31, 2007, we had 17,581,852 shares of our common stock issued and outstanding, of which approximately 1,986,306 shares  are registered pursuant to a registration statement on Form S-3, which was declared effective on November 27, 2006, and the remainder of which are either eligible to be sold under SEC Rule 144 or are in the public float.  In addition, we have registered 2,701,715 shares of our common stock underlying warrants previously issued on the Form S-3 registration statement that was declared effective on November 27, 2006, and we registered 6,000,000 shares of our common stock underlying options granted or to be granted under our stock option plan.  We have also filed a registration statement on October 12, 2007, which became effective on November 1, 2007, to register 3,333,333 shares of common stock underlying convertible notes.  We have also filed another registration statement on January 22, 2008 to register an additional 891,667 shares of common stock underlying convertible notes.  Consequently, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, may have a material adverse effect on our stock price.

Our common stock has a limited trading market, which could limit your ability to resell your shares of common stock at or above your purchase price.

Our common stock is quoted on the American Stock Exchange and currently has a limited trading market.  The American Stock Exchange requires us to meet minimum financial requirements in order to maintain our listing.  We currently believe that we meet the continued listing requirements of the American Stock Exchange. However, we cannot assure you that we will continue to meet such standards.  If we do not meet the continued listing standards, we could be delisted.  We cannot assure you that an active trading market will develop or, if developed, will be maintained.  As a result, our stockholders may find it difficult to dispose of shares of our common stock and, as a result, may suffer a loss of all or a substantial portion of their investment.

If our common stock is delisted from the American Stock Exchange, we may not be able to list on any other stock exchange, and our common stock may be subject to the “penny stock” regulations which may affect the ability of our stockholders to sell their shares.

The American Stock Exchange requires us to meet minimum financial requirements in order to maintain our listing.  We have received notices from the American Stock Exchange that we do not meet each of Section 1003(a)(ii) of the American Stock Exchange Company Guide with shareholders’ equity of less than $4,000,000 and losses from continuing operations and/or net losses in three out of our four most recent fiscal years and Section 1003(a)(iii) of the American Stock Exchange Company Guide with shareholders’ equity less than $6,000,000 and losses from continuing operations and/or net losses in the five most recent fiscal years.  We have submitted a plan to the American Stock Exchange discussing how we intend to regain compliance with the continued listing requirements.  The American Stock Exchange has accepted our plan and has given us until March 1, 2008 to effectuate the plan and regain compliance with the continued listing requirements.  As of December 31, 2007, we believe that we are in compliance with the continued listing requirements.  However, if we are unable to continue to be in compliance with the continued listing requirements, it is possible that we will be delisted.  If we are delisted from the American Stock Exchange, our common stock likely will become a “penny stock.”  In general, regulations of the SEC define a “penny stock” to be an equity security that is not listed on a national securities exchange or the NASDAQ Stock Market and that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  If our common stock becomes a penny stock, additional sales practice requirements would be imposed on broker-dealers that sell such securities to persons other than certain qualified investors.  For transactions involving a penny stock, unless exempt, a broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale.  In addition, the rules on penny stocks require delivery, prior to and after any penny stock transaction, of disclosures required by the SEC.

If our stock is not accepted for listing on the American Stock Exchange, we will make every possible effort to have it listed on the Over the Counter Bulletin Board, or the OTC Bulletin Board.  If our common stock were to be traded on the OTC Bulletin Board, the Securities Exchange Act of 1934, as amended, and related SEC rules would impose additional sales practice requirements on broker-dealers that sell our securities.  These rules may adversely affect the ability of stockholders to sell our common stock and otherwise negatively affect the liquidity, trading market and price of our common stock.

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

As of December 31, 2007, we have granted options outside of our stock option plan to purchase 10,000 shares of our common stock and outstanding warrants to purchase 16,230,261 shares of our common stock.  In addition, as of December 31, 2007, we have reserved 6,000,000 shares of our common stock for issuance upon the exercise of options granted pursuant to our stock option plan, 3,805,600 of which have been granted, 90,000 of which have been exercised since inception, 3,715,600 of which are outstanding, and 2,194,400 of which may be granted in the future.  The exercise of these options and warrants will result in dilution to our existing stockholders and could have a material adverse effect on our stock price. In addition, any shares issued in connection with the YA Global financing, as further discussed elsewhere in this Form 10-Q, or the Stanford financing can also have a dilutive effect and a possible material adverse effect on our stock price.  The conversion price of the convertible debentures is subject to adjustment if certain milestones are not met, and the warrants are also subject to certain anti-dilution adjustments.  The agreements with YA Global and Stanford provide for the potential issuance of up to 62,388,888 shares of our common stock.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On August 1, 2007 and August 29, 2007, we entered into binding Securities Purchase Agreements with YA Global Investments L.P., referred to herein as YA Global and Stanford Venture Capital Holdings, Inc., referred to herein as Stanford, respectively, to sell to each of YA Global and Stanford up to $5,000,000 of secured convertible notes and accompanying warrants for an aggregate gross proceeds of $10,000,000.  The convertible notes convert into our common stock at a fixed price of $0.90 per share subject to certain adjustments, referred to herein as the Fixed Conversion Price, for a period of two years immediately following the signing date, provided that we have achieved the following milestones by January 31, 2008: (i) successful completion of animal studies, other than toxicology studies, necessary for the advancement of factor 5A1 in human clinical trials; (ii) the engagement of a contract research organization for human clinical studies of factor 5A1; and (iii) the signing of at least one (1) corporate partnership or license agreement after August 1, 2007 with an agricultural company utilizing our proprietary platform.  As of January 31, 2008, we have met all of the required milestones.  After the second anniversary of the signing date, the convertible notes may convert into shares of our common stock at the lower of the fixed conversion price or 80% of the lowest daily volume-weighted average price, referred to herein as the VWAP, of the common stock during the five trading days prior to the conversion date. The maturity date of each of the convertible notes for YA Global and Stanford is December 30, 2010 and December 31, 2010, respectively.  Currently, at the fixed conversion price, the number of shares of common stock issuable upon conversion of the convertible notes issued and to be issued and exercise of warrants issued and to be issued represents, in the aggregate, 24,994,445 shares, plus an estimated additional 2,000,000 shares for the payment of interest in stock under the convertible notes.

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

Our obligations under the convertible notes are secured by all of our and our subsidiary’s assets and intellectual property, as evidenced by certain Security Agreements and certain Patent Security Agreements by and between us and each of YA Global and Stanford.  Pursuant to a subordination agreement, YA Global is the senior secured creditor.

YA Global and Stanford have been or will be issued warrants to purchase an aggregate of 5,550,000 and 8,333,333, respectively, of our Common Stock, exercisable six months and one day from the date of issuance until their expiration on the date that is five years from the date of issuance.  The warrants are being issued in two series, Series A warrants and Series B warrants.  The exercise price of the Series A warrants is $1.01 per share, and the exercise price of the Series B warrants is $0.90 per share, subject to certain adjustments.  The warrants provide a right of cashless exercise if, at the time of exercise, there is no effective registration statement registering the resale of the shares underlying the warrants.

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

Pursuant to the Registration Rights Agreement, we filed an initial registration statement on October 12, 2007 to register 3,333,333 shares of common stock issuable to YA Global, and such registration statement became effective on November 1, 2007.  On January 22, 2008, we filed another registration statement to register 891,667 shares of common stock issuable to YA Global.  If the shares issuable to YA Global remain outstanding after all shares under the registration statements have been sold, we may be required to file additional registration statements for those shares.  These registration rights will cease once the shares issuable to YA Global are eligible for sale by the investor without restriction under Rule 144(k).  Upon certain events, we have agreed to pay as partial liquidated damages an amount equal to 1.0% of the aggregate purchase price paid by the investors for any convertible debentures then held by the investors, but these payments may not exceed 12% of the aggregate purchase price paid by the investors.  The maximum liquidated damages payable under the Registration Rights Agreement is $600,000.  We have not recorded an estimated registration rights liability as we anticipate that we will fulfill our obligations under the Registration Rights Agreement.

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

Specifics of YA Global Financing

Pursuant to the YA Global Securities Purchase Agreement, we have issued three convertible notes in the aggregate amount of $5,000,000 and Series A warrants in the amount of 2,775,000 shares underlying the warrants and Series B warrants in the amount of 2,775,000 shares underlying the warrants.

The convertible notes and warrants issued to YA Global will be subject to a maximum cap of 30,500,000 on the number of shares of common stock that can be issued upon the conversion of the convertible notes and the exercise of the warrants.

Specifics of Stanford Financing

Pursuant to the Stanford Securities Purchase Agreement, we have issued a convertible note in the amount of $2,000,000 and Series A warrants in the amount of 2,500,000 shares underlying the warrants and Series B warrants in the amount of 2,500,000 shares underlying the warrants.

We will issue and sell to Stanford an additional:

(1)               A convertible note and warrants in the amount of $1,500,000 on the date we enter into a supply agreement with a third party manufacturer for sufficient quantity and quality of nano-particle for encapsulation of Factor 5A gene to be used in toxicology and proof of concept human studies under a FDA accepted IND application;

(2)               A convertible note and warrants in the amount of $1,500,000 on the date we enter into a supply agreement with a third party manufacturer to provide sufficient quantity and quality of Factor 5A DNA to carry out toxicology and proof of concept human studies under a FDA accepted IND application.

The convertible notes and warrants issued and issuable to Stanford will be subject to a maximum cap of 31,888,888 on the number of shares of common stock that can be issued upon the conversion of the convertible notes and the exercise of the warrants.

Item 4.  Submission of Matters to a Vote of Security Holders.

(a)          Our annual meeting of stockholders was held on December 13, 2007.

(b)         The following is a complete list of our directors as of December 13, 2007, each of whom was elected to a one-year term at the meeting, and whose term of office continued after the meeting.

Ruedi Stalder

Bruce C. Galton

John E. Thompson, Ph.D.

Christopher Forbes

Thomas C. Quick

David Rector

John Braca

Jack Van Hulst

(c)          There were 14,827,680 shares of common stock present at the meeting in person or by proxy, out of a total number of 17,473,694 shares of common stock issued and outstanding and entitled to vote at the meeting.

The proposals and results of the vote of the stockholders taken at the meeting by ballot and by proxy as solicited by us on behalf of our Board of Directors were as follows:

(A)                              For the election of the nominees for our Board of Directors:

Nominee	For	Withheld

Ruedi Stalder	14,110,291	717,388
Bruce C. Galton	13,880,432	947,247
John E. Thompson, Ph.D.	14,304,049	523,630
Christopher Forbes	14,160,049	667,630
Thomas C. Quick	12,914,691	1,912,988
David Rector	14,230,049	597,630
John Braca	14,184,249	643,430
Jack Van Hulst	14,141,689	685,990

(B)                                To approve the issuance and sale of up to $2,000,000 of secured convertible notes in the third closing of the financing and the issuance and sale of up to an additional $5,000,000 of the secured convertible notes and warrants in the second financing:

For	Against	Abstain	Broker Non-Votes
10,773,600	574,087	23,621	3,456,372

(C)                                To approve the potential issuance of 62,388,888 shares of our common stock resulting from: (i) certain adjustments to the exercise price of the Series B warrants and to the conversion price of the secured convertible notes pursuant to the antidilution adjustment provisions of the respective securities and the milestone adjustment provision of the secured convertible notes; and (ii) pursuant to the interest shares provision of the secured convertible notes:

For	Against	Abstain	Broker Non-Votes
10,649,566	697,720	24,022	3,456,372

(D)                               To approve an amendment to our Certificate of Incorporation, as amended, to increase the total authorized shares of our common stock, $0.01 par value per share, from sixty million shares to one hundred million shares:

For	Against	Abstain	Broker Non-Votes
10,708,202	632,117	30,989	3,456,372

(E)                                 For the proposal to ratify the appointment of McGladrey & Pullen, LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2008:

For	Against	Abstain
14,742,415	51,342	33,923

Item 6.  Exhibits.

               Exhibits.

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (filed herewith).
10.1	Amendment No. 1 to financial advisory agreement by and between Stanford Group Company and Senesco Technologies, Inc. dated Febraury 14, 2008 (filed herewith)
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350. (furnished herewith)
32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350. (furnished herewith)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENESCO TECHNOLOGIES, INC.

DATE: February 14, 2008	By:	/s/ Bruce C. Galton
Bruce C. Galton, President
and Chief Executive Officer
(Principal Executive Officer)

DATE: February 14, 2008	By:	/s/ Joel Brooks
Joel Brooks, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)