Form 10-Q
period 2008-03-31
SENESCO TECHNOLOGIES INC
filed 2008-05-15
CIK 1035354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes: ☐	No: ☒

As of April 30, 2008, 18,283,870 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

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

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2008	2007
	(unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,049,233	$408,061
Short-term investments	500,000	250,000
Prepaid expenses and other current assets	57,695	104,526
Total Current Assets	4,606,928	762,587

Property and equipment, net	6,880	7,526
Intangibles, net	3,032,449	2,544,447
Deferred financing costs	729,029	—
Security deposit	7,187	7,187
TOTAL ASSETS	$8,382,473	$3,321,747

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$168,525	$109,258
Accrued expenses	509,619	377,359
Deferred revenue	—	16,667
Total Current Liabilities	678,144	503,284
Convertible note, net of discount	819,525	—
Grant payable	99,728	99,728
Other liability	24,595	29,196
TOTAL LIABILITIES	1,621,992	632,208

STOCKHOLDERS’ EQUITY:

Preferred stock, $0.01 par value; authorized 5,000,000 shares, no shares issued	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares, issued and outstanding 17,728,314 and 17,473,694, respectively	177,283	174,737
Capital in excess of par	35,925,622	28,136,342
Deficit accumulated during the development stage	(29,342,424)	(25,621,540)
TOTAL STOCKHOLDERS’ EQUITY	6,760,481	2,689,539

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,382,473	$3,321,747

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,	For the Nine Months Ended March 31,	For the Nine Months Ended March 31,	From Inception on July 1, 1998 through March 31,
	2008	2007	2008	2007	2008

Revenue	$79,167	$6,250	$456,667	$268,750	$1,175,000

Operating Expenses:
General and administrative	876,966	514,189	1,851,876	2,001,068	21,286,069
Research and development	474,176	314,294	1,219,325	863,037	9,412,494
Total Operating Expenses	1,351,142	828,483	3,071,201	2,864,105	30,698,563

Loss From Operations	(1,271,975)	(822,233)	(2,614,534)	(2,595,355)	(29,523,563)

Sale of state income tax loss, net	—	—	—	—	586,442
Other noncash income	—	—	—	—	321,259
Interest income, net	43,907	20,916	76,013	57,936	455,801
Amortization of debt discount and financing costs	(628,626)	—	(927,054)	—	(927,054)
Interest expense on convertible notes	(187,473)	—	(255,309)	—	(255,309)
Net Loss	$(2,044,167)	$(801,317)	$(3,720,884)	$(2,537,419)	$(29,342,424)

Basic and Diluted Net Loss Per Common Share	$(0.12)	$(0.05)	$(0.21)	$(0.15)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	17,583,461	17,473,694	17,510,410	16,732,003

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FROM INCEPTION ON JULY 1, 1998 THROUGH MARCH 31, 2008

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

FROM INCEPTION ON JULY 1, 1998 THROUGH MARCH 31, 2008

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

FROM INCEPTION ON JULY 1, 1998 THROUGH MARCH 31, 2008

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

(cotinued)

See Notes to Condensed Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FROM INCEPTION ON JULY 1, 1998 THROUGH MARCH 31, 2008

(unaudited)

	Common Stock		Capital in Excess of	Deficit Accumulated During the Development
	Shares	Amount	Par Value	Stage	Total

Fair market value of options and warrants granted and vested during the year ended June 30, 2006	—	—	$677,000	—	$677,000

Warrants exercised during the year ended June 30, 2006 at an exercise price of $0.01	10,000	$100	—	—	100

Issuance of common stock and warrants for cash on October 11, 2006 at $1.135 per unit	1,986,306	19,863	2,229,628	—	2,249,491

Commissions, legal and bank fees associated with issuance on October 11, 2006	—	—	(230,483)	—	(230,483)

Fair market value of options and warrants vested during the year ended June 30, 2007	—	—	970,162	—	970,162

Warrants exercised during the year ended June 30, 2007 at an exercise price of $0.01	10,000	100	—	—	100

Fair market value of options and warrants vested during the nine months ended March 31, 2008	—	—	986,517	—	986,517

Allocation of proceeds from issuance of convertible notes and warrants from September 21, 2007 through December 20, 2007	—	—	6,550,000	—	6,550,000

Issuance of common stock in lieu of cash payment for interest during the nine months ended March 31, 2008	254,620	2,546	252,763	—	255,309

Net loss	—	—	—	$(29,342,424)	(29,342,424)

Balance at March 31, 2008	17,728,314	$177,283	$35,925,622	$(29,342,424)	$6,760,481

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended March 31,		From Inception on July 1, 1998 through March 31,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(3,720,884)	$(2,537,419)	$(29,342,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash capital contribution	—	—	85,179
Noncash conversion of accrued expenses into equity	—	—	131,250
Noncash income related to change in fair value of warrant liability	—	—	(321,259)
Issuance of common stock and warrants for interest	255,309	—	264,625
Issuance of stock options and warrants for services	708,537	908,000	9,507,312
Depreciation and amortization	67,179	117,094	431,020
Amortization of convertible note discount and deferred financing costs	927,054	—	927,054
(Increase) decrease in operating assets:
Prepaid expense and other current assets	46,831	36,585	(57,695)
Security deposit	—	—	(7,187)
Increase (decrease) in operating liabilities:
Accounts payable	59,267	9,846	168,525
Accrued expenses	132,260	(92,870)	509,619
Deferred revenue	(16,667)	(18,750)	—
Other liability	(4,601)	(3,917)	24,595
Net cash used in operating activities	(1,545,715)	(1,581,431)	(17,679,386)

Cash flows from investing activities:
Patent costs	(551,752)	(390,381)	(3,297,459)
Purchase of investments, net	(250,000)	(100,000)	(500,000)
Purchase of property and equipment	(2,783)	(1,482)	(172,890)
Net cash used in investing activities	(804,535)	(291,863)	(3,970,349)

Cash flows from financing activities:
Proceeds from grant	—	—	99,728
Proceeds from issuance of bridge notes	—	—	525,000
Proceeds from issuance and exercises of common stock and warrants	—	2,019,108	19,082,818
Proceeds from issuance of convertible note and warrants, net of $450,000 paid to holder	6,550,000	—	6,550,000
Deferred financing costs	(558,578)	—	(558,578)
Net cash provided by financing activities	5,991,422	2,019,108	25,698,968

Net increase in cash and cash equivalents	3,641,172	145,814	4,049,233

Cash and cash equivalents at beginning of period	408,061	318,473	—

Cash and cash equivalents at end of period	$4,049,233	$464,287	$4,049,233

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—	$22,317
Supplemental schedule of noncash financing activity:
Conversion of bridge notes into stock	$—	$—	$534,316
Allocation of convertible debt proceeds to warrants and beneficial conversion feature	$6,550,000	$—	$6,550,000
Warrants issued for financing costs	$277,979	$—	$277,979

See Notes to Condensed Consolidated Financial Statements

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 2008, the results of its operations for the three-month and nine-month periods ended March 31, 2008 and 2007, cash flows for the nine-month periods ended March 31, 2008 and 2007, and the results of its operations and cash flows for the period from inception on July 1, 1998 through March 31, 2008.

Interim results are not necessarily indicative of results for the full fiscal year.

Note 2 – Liquidity:

The operations of the Company to date have required significant cash expenditures. As shown in the accompanying financial statements, the Company has a history of losses with a deficit accumulated during the development stage from inception through March 31, 2008 of $29,342,424. The future capital requirements of the Company will depend on the results of its research and development activities, preclinical studies and competitive and technological advances.

As of March 31, 2008, the Company had cash and investments in the amount of $4,549,233, which the Company estimates will cover its expenses for approximately the next twelve months.

In connection with agreements entered into on August 29, 2007, the Company will issue convertible notes and warrants and will receive $1,500,000 on the date the Company enters into a supply agreement with a third party manufacturer for sufficient quantity and quality of nano-particle for encapsulation of Factor 5A gene to be used in toxicology and proof of concept human studies under a United States Food and Drug Administration, (the “FDA”), accepted Investigational New Drug application, (an “IND Application), and $1,500,000 on the date the Company enters into a supply agreement with a third party manufacturer to provide sufficient quantity and quality of Factor 5A DNA to carry out toxicology and proof of concept human studies under a FDA accepted IND Application (see Note 7). If the Company receives the additional gross proceeds from the issuance of $3,000,000 of convertible notes and warrants, then the Company estimates that it will have enough cash and investments to cover its expenses for approximately the next 18 months.

The American Stock Exchange (the “AMEX”) requires the Company to meet minimum financial requirements in order to maintain its listing. Specifically, the Company is required to maintain a minimum net worth of $6,000,000 under the continued listing requirements of the AMEX. The Company had previously received a notice of noncompliance from the AMEX. The Company submitted a plan to the AMEX discussing how it intends to regain compliance with the continued listing requirements. The American Stock Exchange had accepted the Company’s plan and had given the Company until March 1, 2008 to effectuate the plan and regain compliance with the continued listing requirements. On March 12, 2008, the American Stock Exchange notified the Company that it has regained compliance with the continued listing requirements. As of March 31, 2008, the Company believes that it continues to be in compliance with the American Stock Exchange’s continued listing requirements.

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

Issued patents and agricultural patents pending are being amortized over a period of 17 years, the expected economic life of the patent.

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

Note 4 - Loss Per Share:

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. As of March 31, 2008, shares to be issued upon the exercise of options and warrants aggregating 19,955,861 at an average exercise price of $1.47, and as of March 31, 2007, shares to be issued upon the exercise of options and warrants aggregating 9,007,877 at an average price of $2.47 are not included in the computation of diluted loss per share as the effect is anti-dilutive. Additionally, at March 31, 2008, 7,777,777 shares to be issued upon the conversion of convertible notes at a fixed conversion rate of $0.90 are not included in the computation of diluted loss per share as the effect is anti-dilutive.

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

The fair value of each stock option and warrant granted has been determined using the Black-Scholes model. The material factors incorporated in the Black-Scholes model in estimating the value of the options and warrants include the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Estimated life in years	4-6	6-10	4-6	6-10
Risk-free interest rate (1)	1.9-4.1%	4.2-4.7%	1.9-4.1%	4.2-4.7%
Volatility	100%	70-148%	100%	70-148%
Dividend paid	None	None	None	None

(1) Represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term.

The economic values of the options will depend on the future price of the Company’s common stock, par value $0.01 ( the “Common Stock”), which cannot be forecast with reasonable accuracy.

A summary of changes in the stock option plan for the nine month period ended March 31, 2008 is as follows:

	Number of	Weighted-Average
	Options .	Exercise Price
Outstanding at July 1, 2007	2,646,000	$2.33
Granted	1,069,600	$0.99
Exercised	—	—
Canceled	—	—

Outstanding at March 31, 2008	3,715,600	$1.95

Exercisable at March 31, 2008	2,778,336	$2.25

A summary of changes to the non-vested stock options for the nine month period ended March 31, 2008 is as follows:

	Weighted-Average
	Number of	Grant-Date
	Options	Fair Value
Non-vested stock options at July 1, 2007	249,666	$1.07
Granted	1,069,600	$0.76
Vested	(382,002)	$(0.82)
Forfeited	—	—

Non-vested stock options at March 31, 2008	937,264	$0.77

As of March 31, 2008, the aggregate intrinsic value of stock options outstanding was $372,084, with a weighted-average remaining term of 6.2 years. The aggregate intrinsic value of stock options exercisable at that same date was $107,967, with a weighted-average remaining term of 5.1 years. As of March 31, 2008, the Company has 1,856,700 shares available for future stock option grants.

As of March 31, 2008, total compensation expense not yet recognized related to stock option grants and restricted stock units amounted to approximately $357,000, which will be recognized over the next 21 months and an additional $640,000 which may be recognized as achievement of certain target goals under the Company’s Long-Term Incentive Program become probable over the next 33 months.

Short-Term Incentive Program

On December 13, 2007, upon recommendation of the Company’s Compensation Committee, the Board adopted a Short-Term Equity Incentive Program for the members of the executive management team. The Programs are intended to ensure the achievement of certain goals of the Company, continuity of the Company’s executive management, and to align the interests of the executive management with those of the shareholders.

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

As of March 31, 2008, the Company has determined that the achievement of the target goals is probable. The total amount of compensation expense in connection with the short-term incentive program in the amount of $206,269 is being recorded ratably over the six and one-half month period from December 13, 2007 through June 30, 2008. Such compensation expense was determined under a black-scholes model on the date of adoption of the Short-Term Equity Incentive Program. For the nine month period ended March 31, 2008, the Company recorded $111,068 of such expense.

Long-Term Incentive Program

On December 13, 2007, upon recommendation of the Company’s Compensation Committee, the Board adopted a Long-Term Equity Incentive Program for the members of the executive management team. The Programs are intended to ensure the achievement of certain goals of the Company, continuity of the Company’s executive management, and to align the interests of the executive management with those of the shareholders.

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

As of March 31, 2008, the Company is not able to determine if the achievement of the target goals under the Long-Term Equity Incentive Program are probable and, therefore, has not yet begun to recognize any of the $640,000 compensation expense that was computed on the date of adoption of the program. The Company will begin recognizing such compensation expense ratably over the remaining term of the plan at such time that the Company is able to determine that the achievement of the target goals are probable.

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

Note 7 – Convertible Note and Stockholders Equity:

On August 1, 2007 and August 29, 2007, the Company entered into binding Securities Purchase Agreements with YA Global Investments L.P. (“YA Global”) and Stanford Venture Capital Holdings, Inc. (“Stanford”), respectively, to sell to each of YA Global and Stanford up to $5,000,000 of secured convertible notes and accompanying warrants for an aggregate gross proceeds of $10,000,000. The convertible notes convert into the Company’s common stock at a fixed price of $0.90 per share subject to certain adjustments (the “Fixed Conversion Price”), for a period of two years immediately following the signing date, provided that the Company has achieved the following milestones by January 31, 2008: (i) successful completion of animal studies, other than toxicology studies, necessary for the advancement of Factor 5A1 in human clinical trials, (ii) the engagement of a contract research organization for human clinical studies of Factor 5A1, and (iii) the signing of at least one (1) corporate partnership or license agreement after August 1, 2007 with an agricultural company utilizing the Company’s proprietary platform. As of January 31, 2008, the Company has completed all of the three required milestones. After the second anniversary of the signing date, the convertible notes may convert into shares of the Company’s common stock at the lower of the fixed conversion price or 80% of the lowest daily volume-weighted average price (the “VWAP”), of the common stock during the five trading days prior to the conversion date. The maturity date of each of the convertible notes for YA Global and Stanford is December 30, 2010 and December 31, 2010, respectively. Currently, at the fixed conversion price, the number of shares of common stock issuable upon conversion of the $7,000,000 of convertible notes outstanding and shares of common stock to be issued upon exercise of the warrants outstanding at March 31, 2008 represents, in the aggregate, 18,327,777 shares, plus an estimated additional 1,400,000 shares for the payment of interest in stock under the convertible notes.

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

The agreements with YA Global and Stanford provides for the issuance of warrants to purchase an aggregate of 5,550,000 and 8,333,333, respectively, of the Company’s Common Stock, exercisable six months and one day from the date of issuance until their expiration on the date that is five years from the date of issuance. The warrants will be issued in two series. Generally, the Series A warrants may be issued prior to stockholder approval, while the Series B warrants are only issued after stockholder approval, which has been received. The exercise price of the Series A warrants is $1.01 per share, and the exercise price of the Series B warrants is $0.90 per share, subject to certain adjustments. The warrants provide a right of cashless exercise if, at the time of exercise, there is no effective registration statement registering the resale of the shares underlying the warrants.

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

Pursuant to the Registration Rights Agreement, the Company filed an initial registration statement on October 12, 2007 to register 3,333,333 shares of common stock, underlying the convertible notes, issuable to YA Global, and such registration statement became effective on November 1, 2007. The Company is required to register an additional 891,667 shares of common stock issuable to YA Global. However, YA Global has amended its Registration Rights Agreement deferring its right to have such additional shares registered. If the shares issuable to YA Global remain outstanding after all shares under the registration statements have been sold, the Company may be required to file additional registration statements for those shares. These registration rights will cease once the shares issuable to YA Global on January 22, 2008 are eligible for sale by the investor without restriction under Rule 144(k). Upon certain events, the Company has agreed to pay as partial liquidated damages an amount equal to 1.0% of the aggregate purchase price paid by the investors for any convertible debentures then held by the investors, but these payments may not exceed 12% of the aggregate purchase price paid by the investors. The maximum liquidated damages payable under the Registration Rights Agreement is $600,000. The Company has not recorded an estimated registration rights liability as the Company anticipates that it will fulfill its obligations under the Registration Rights Agreement.

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

Estimated life in years	5
Risk-free interest rate	3.5% - 4.4%
Volatility	100%
Dividend paid	None

As of March 31, 2008, net proceeds of $4,720,000 were allocated to the warrants and beneficial conversion feature and recorded as equity.

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

Estimated life in years	5
Risk-free interest rate	3.5%
Volatility	100%
Dividend paid	None

As of March 31, 2008, net proceeds of $1,830,000 were allocated to the warrants and beneficial conversion feature and recorded as equity.

Pursuant to the Stanford Securities Purchase Agreement, the Company will issue and sell to Stanford:

1.

a convertible note and warrants in the amount of $1,500,000 on the date the Company enters into a supply agreement with a third party manufacturer for sufficient quantity and quality of nano-particle for encapsulation of Factor 5A gene to be used in toxicology and proof of concept human studies under an FDA accepted IND Application; and

2.

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

As of March 31, 2008, the outstanding balance of the Convertible Notes were $819,525, which is comprised of notes with an aggregate face amount of $7,000,000 less unamortized debt discount of $6,180,475. On April 29, 2008, YA Global converted $500,000 of the Convertible Notes into 555,556 shares of the Company’s common stock.

Debt discount associated with the Convertible Notes is amortized to interest expense over the remaining life of the Convertible Notes. Upon conversion of the Convertible Notes into Common Stock, any unamortized debt discount relating to the portion converted will be charged to equity. Total charges to interest for amortization of debt discount were $561,965 and $819,525 for the three month and nine month periods ended March 31, 2008.

The costs associated with the issuances in the amount of $836,558 have been recorded as deferred financing costs and are being amortized ratably over the term of the convertible notes. The balance of deferred financing costs as of March 31, 2008 amounted to $729,029.

Note 8 – Income Taxes:

No provision for income taxes has been made in the three months and nine month periods ended March 31, 2008 and 2007 given the Company’s losses in 2008 and 2007 and available net operating loss carryforwards. A benefit has not been recorded as the realization of the net operating losses is not assured and the timing in which the Company can utilize its net operating loss carryforwards in any year or in total may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations.

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

Note 9 – Effects of New Accounting Pronouncements Applicable to the Company

EITF Issue No. 07-3 – Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.

This pronouncement states that nonrefundable advance payments for future research and development activities should be deferred and capitalized. This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Early application is not permitted. The Company does not believe that this pronouncement will have any material effect on its financial statements.

Note 10 – Financial Advisory Agreement:

On February 14, 2008, the Company amended its non-exclusive financial advisory agreement with Stanford Group Company, which was originally entered into on October 11, 2006. The amendment extended the term of the agreement through June 30, 2012 and expanded the services to be provided to the Company. As compensation for the term extension and expansion of services, previously issued warrants were amended. The exercise prices of the 1,500,000 shares of Common Stock underlying the warrants, 750,000 of which had an exercise price of $2.00 and 750,000 of which had an exercise price of $1.50, were reduced to $1.01. Additionally, the expiration dates of December 2009 and January 2010 were each extended through June 30, 2012. A compensation charge in the amount of $384,500 was recorded during the three month period ended March 31, 2008 in connection with extension and repricing of the warrants. The agreement may be terminated by either party upon sixty days written notice.

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

Overview

Our Business

We are a development stage biotechnology company whose primary business is to develop and license our patented and patent-pending genes, primarily eucartyotic translation initiation Factor 5A, or Factor 5A, and deoxyhypusine synthase, or DHS, and related technologies for inhibition, i.g. siRNA, in human health applications, to:

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

Certain preclinical human health results to date include:

•                  demonstrated significant tumor regression and diminished rate of tumor growth of multiple myeloma tumors in SCID mice treated with Factor 5A technology encapsulated in nanoparticles.

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

•                  increased the survival, while maintaining functionality, of mouse pancreatic islet cells isolated for transplantation, using intraperitaneal administration of eIF-5A siRNA. Initial animal studies have shown that siRNA to Factor 5A administered prior to harvesting beta islet cells from a mouse has a significant impact not only on the survival of the beta islet cells, but also on the retention of the cells functionality when compared to the untreated beta islet cells. Additional studies have shown that the treated beta islet cells survive a pro-inflammatory cytokine challenge, while maintaining their functionality with respect to insulin production. These further studies also revealed eIF-5A’s modulation of inducible nitric oxide synthase (iNOS), an important indicator of inflammation;

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

Inhibiting Apoptosis

We believe that down-regulation of our proprietary Factor 5A gene may have potential application as a means for controlling the effect of a broad range of diseases that are attributable to premature apoptosis, ischemia, or inflammation. Apoptotic diseases include glaucoma, heart disease, and certain inflammatory diseases such as Crohn’s disease, sepsis and diabetic retinopathy, among many others. We are engaged in preclinical research on certain inflammatory diseases. Using small inhibitory RNA’s, or siRNA’s, against Factor 5A to inhibit its expression, we have reduced pro-inflammatory cytokine formation and formation of receptors for liposolysaccharide, or LPS, interferon-gamma and TNF-alpha. We have also determined that by inhibiting Factor 5A iNOS, MAPK, NFkB and JAK1 are downregulated, which decreases the inflammatory cytokines formed through these pathways. Additionally, we have shown in a mouse study that our siRNA is comparable to a steroid and to a prescription anti-TNF drug in its ability to reduce cytokine response to LPS. In-vivo mouse studies have shown that the siRNA against Factor 5A (i) protects thymocyte cells from apoptosis and decreases formation of myeloperoxidase, or MPO, TNF-a, MIP-1alpha, and IL-1 in the lungs of mice challenged with LPS; and (ii) increases the survival rate in which sepsis was induced by a lethal injection of LPS and reduced blood serum levels of inflammatory proteins, such as IL-1, IL-2, IL-6, IL-12, TNF-a, IFNg and MIP-1alpha, while not effecting IL-10, an anti-inflammatory cytokine. The siRNA’s against Factor 5A are currently being tested in several preclinical in-vivo inflammatory disease models. Other experiments utilizing siRNA to Factor 5A include inhibition of cell death, or apoptosis, during the processing of mouse pancreatic beta islet cells for transplantation; the inhibition of early inflammatory changes associated with type-2 diabetes in an in-vivo rat model; and the inhibition of viral replication in a human cell line infected with HIV-1.

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

Human Health Research Program

Our human health research program, which has consisted of pre-clinical in-vitro and in-vivo experiments designed to assess the role and method of action of the Factor 5A genes in human diseases, is performed by approximately 17 third party researchers at our direction, at the University of Waterloo, Mayo Clinic, the University of Colorado, and the University of Virginia.

Our preclinical research has yielded data that we have presented to various biopharmaceutical companies that may be prospective licensees for the development and marketing of potential applications for our technology.

Our planned future pre-clinical research and development initiatives for human health include:

•                  Multiple Myeloma. Advance our technology for the potential treatment of multiple myeloma with the goal of initiating a clinical trial. In connection with the potential clinical trial, we have engaged a clinical research organization, or CRO, to assist us through the process. Together with the CRO, we will also be finalizing our evaluation of potential delivery systems for our technology in the animal model, contracting for the supply of pharmaceutical grade materials to be used in toxicology and human studies, and ultimately filing an investigational new drug application, or IND application, with the U.S. Food and Drug Administration, or FDA, for their review and consideration in order to initiate a clinical trial. We estimate that it will take less than twentyfour months to complete these objectives.

•                  HIV-1. We will continue in-vitro studies utilizing different siRNA delivery systems in order to increase the transfection efficiency of the siRNA to Factor 5A to determine further decreases in HIV replication and may seek animal models to test delivery systems. A nanoparticle has been identified for the delivery of Factor 5A.

•            Lung Inflammation. Optimization of the delivery and dose of the siRNA against Factor 5A to the lungs may be the direction of future lung inflammation experiments. Mouse model systems may be used to illustrate the siRNA to Factor 5A’s ability to reduce morbidity and mortality in lung inflammation, caused by the up-regulation of pro-inflammatory cytokines induced by flu.

•            Diabetic Retinopathy. We have received encouraging results from our initial studies, which have shown a decrease in key proteins related to retinopathy, such as TNF, VEGF, and iNOS.

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

•                  more efficient plant utilization of fertilizer; and

•                  advancement to field trials in banana, lettuce, and trees.

We have licensed this technology to various strategic partners and have entered into a joint venture. We may continue to license this technology, as the opportunities present themselves, to additional strategic partners and/or enter into additional joint ventures. Together with our commercial partners, we are currently working with lettuce, turfgrass, canola, corn, soybean, cotton, banana, alfalfa, rice and certain species of trees and bedding plants, and we have obtained proof of concept for enhanced post harvest shelf life, seed yield, biomass, and resistance to disease in several of these plant species.

We have ongoing field trials of certain trees and bananas with our respective partners. The initial field trials conducted with ArborGen over a three year period in certain species of trees have concluded and the trees have been harvested for wood quality assessment. Preliminary data from our joint field trials show significantly enhanced growth rates in some of the trees relative to controls. Through these studies and further research and development, we have selected promising genetic lines which are now being prepared fro the field.

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

Through April 30, 2008, we have entered into nine license agreements and one joint venture with established agricultural biotechnology companies or, in the case of Poet, an established ethanol company.

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

Patent and Patent Applications

To date, we have been granted seventeen patents by the United States Patent and Trademark Office, or PTO, and nineteen patents from foreign countries, twenty-eight of which are for use of our technology in agricultural applications and eight of which relates to human health applications.

In addition to our thirty-six patents, we have a wide variety of patent applications, including divisional applications and continuations-in-part, in process with the PTO and internationally. We intend to continue our strategy of enhancing these new patent applications through the addition of data as it is collected.

Liquidity and Capital Resources

Overview

As of March 31, 2008, our cash balance and investments totaled $4,549,233, and we had working capital of $3,928,784.  As of March 31, 2008, we had a federal tax loss carryforward of approximately $19,911,000 and a state tax loss carry-forward of approximately $11,730,000 to offset future taxable income. We cannot assure you that we will be able to take advantage of any or all of such tax loss carryforwards, if at all, in future fiscal years.

Contractual Obligations

The following table lists our cash contractual obligations as of March 31, 2008:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Research and Development Agreements (1)	$464,080	$464,080	$—	$—	$—
Facility, Rent and Operating Leases (2)	$250,952	$78,280	$159,296	$13,376	$—
Employment, Consulting and Scientific Advisory Board Agreements (3)	$680,692	$587,059	$93,633	$—	$—
Total Contractual Cash Obligations	$1,395,724	$1,129,419	$252,929	$13,376	$—

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

Effective September 1, 2007, we extended our research and development agreement with the University of Waterloo for an additional one-year period through August 31, 2008, in the amount of CAD $699,980 or approximately USD $700,000. Research and development expenses under this agreement for the three months ended March 31, 2008 aggregated USD $180,000.  Research and development expenses under this agreement for the three months ended March 31, 2007 aggregated USD, $137,530.  Research and development expenses under this agreement for the nine months ended March 31, 2008 aggregated USD, $548,792.  Research and development expenses under this agreement for the nine months ended March 31, 2007 aggregated USD, $433,872.  Research and development expenses under this agreement, were $4,445,096 for the cumulative period from inception through March 31, 2008.

Capital Resources

Since inception, we have generated revenues of $1,175,000 in connection with the initial fees and milestone payments received under our license and development agreements.  We have not been profitable since inception, we will continue to incur additional operating losses in the future, and we will require additional financing to continue the development and subsequent commercialization of our technology.  While we do not expect to generate significant revenues from the licensing of our technology for the next one to three years, or longer, we may enter into additional licensing or other agreements with marketing and distribution partners that may result in additional license fees, receive revenues from contract research, or other related revenue.

Financings

On August 1, 2007 and August 29, 2007, we entered into binding Securities Purchase Agreements with YA Global Investments, referred to herein as YA Global, and Stanford Venture Capital Holdings, Inc., referred to herein as Stanford, to sell to each of YA Global and Stanford up to $5,000,000 of secured convertible notes and accompanying warrants for an aggregate gross proceeds of $10,000,000.  The convertible notes convert into our common stock at a fixed price of $0.90 per share subject to certain adjustments, referred to herein as the Fixed Conversion Price, for a period of two years immediately following the signing date.  After the second anniversary of the signing date, the convertible notes may convert into shares of our common stock at the lower of the fixed conversion price or 80% of the lowest daily volume-weighted average price, referred to herein as the VWAP, of our common stock during the five trading days prior to the conversion date. The maturity date of each of the convertible notes for YA Global is December 30, 2010. The maturity date of each of the convertible notes for Stanford is December 31, 2010.  Currently, at the fixed conversion price, the number of shares of common stock issuable upon conversion of the $7,000,000 of convertible notes outstanding and shares of common stock to be issued upon exercise of the warrants outstanding at March 31, 2008 represents, in the aggregate, 18,327,777 shares, plus an estimated additional 1,400,000 shares for the payment of interest in stock under the convertible notes.

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

We have issued warrants to purchase an aggregate of 5,550,000 shares of our common stock to YA Global and warrants to purchase an aggregate of 5,000,000 of our common stock to Stanford.  We will issue to Stanford an additional 3,333,333 warrants to purchase shares of our common stock upon the subsequent closings.  Such warrants are exercisable six months and one day from the date of issuance until their expiration on the date that is five years from the date of issuance.  The warrants have been and will be issued in two series. The exercise price of the Series A warrants is $1.01 per share, and the exercise price of the Series B warrants is $0.90 per share, subject to certain adjustments.  The warrants provide a right of cashless exercise if, at the time of exercise, there is no effective registration statement registering the resale of the shares underlying the warrants.

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

The total gross proceeds from the issuance of the convertible notes and warrants will be $10,000,000 before payment of 3.25% of the purchase price in commissions to Wainwright & Co., Inc., referred to herein as the Placement Agent.  We will issue to the Placement Agent warrants to purchase 7% of the purchase price, or 777,777 shares, of our common stock with similar terms to the warrants that have been and will be issued to the investors.  We have paid YA Global and Stanford a non-refundable structuring/due diligence fee of $30,000 each.  We have also paid YA Global a commitment fee of 5% and Stanford a commitment fee of 7% of their respective purchase prices.  Such fee is paid proportionately at each closing.

Specifics of YA Global Financing

Pursuant to the YA Global Securities Purchase Agreement, we have issued three convertible notes in the aggregate amount of $5,000,000 and two Series A warrants in the amount of 1,387,500 shares each on September 21, 2007 and October 16, 2007 and a Series B warrant in the amount of 2,775,000 shares on December 20, 2007.  On April 29, 2008, YA Global converted $500,000 of the convertible notes into 555,556 shares of our common stock.

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

The costs associated with the issuances to YA Global and Stanford in the amount of $836,558 have been recorded as deferred financing costs and are being amortized ratably over the term of the convertible notes.

We anticipate that, based upon our current cash and investments and the additional $3,000,000 proceeds from the issuance of convertible notes and warrants, we will be able to fund our operations for the next eighteen months. If we are unable to issue the additional $3,000,000 of convertible notes and warrants, we will be able to fund our operations for the next twelve months.  Over the next twelve months, we plan to fund our research and development and commercialization activities by:

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

Results of Operations

Three Months Ended March 31, 2008 and Three Months Ended March 31, 2007

The net loss for the three-month period ended March 31, 2008 was $2,044,167.  The net loss for the three-month period ended March 31, 2007 was $801,317.  Such a change represents an increase in net loss of $1,242,850, or 155.1%.  This increase in net loss was primarily the result of an increase in expenses associated with the outstanding convertible notes that were issued during the current fiscal year, and an increase in operating expenses.

Revenue

Total revenues consisted of milestone payments on our agricultural development and license agreements.  During the three-month period ended March 31, 2008, revenue of $79,167 consisted of milestone payments and the amortized portion of previous milestone payments received in connection with certain license agreements.  During the three-month period ended March 31, 2007, revenue of $6,250 consisted of the amortized portion of previous milestone payments received in connection with certain development and license agreements.

We anticipate that we will continue to receive milestone payments in connection with our current agricultural license agreements.  Additionally, we anticipate that we will receive royalty payments from our license agreements if our partners commercialize their crops containing our technology.  However, it is difficult for us to determine our future revenue expectations because we are a development stage biotechnology company.  As such, the timing and outcome of our experiments, the timing of signing new partners and the timing of our partners moving through the development process into commercialization is difficult to accurately predict.

Operating Expenses

	Three Months Ended March 31,
	2008	2007	Change	%
	(in thousands, except % values)

General and administrative	$877	$514	$363	70.6%
Research and development	474	314	160	51.0%
Total operating expenses	$1,351	$828	$523	63.2%

We expect operating expenses to increase over the next twelve months as we anticipate that research and development expenses will increase as we continue to expand our research and development activities.

General and Administrative Expenses

	Three Months Ended March 31,
	2008	2007	Change	%
	(in thousands, except % values)
Stock-based compensation	$505	$47	$458	974.5%
Payroll and benefits	176	157	19	12.1%
Investor relations	46	57	(11)	(19.3)%
Professional fees	76	87	(11)	(12.6)%
Depreciation and amortization	23	102	(79)	(77.5)%
Other general and administrative	51	64	(13)	(20.3)%
Total general and administrative	$877	$514	$363	70.6%

•                 Stock-based compensation for the three months ended March 31, 2008 consists of the Black-Scholes value of $384,000 of warrants extended and repriced in connection with an amendment to a financial advisory agreement entered into February 14, 2008, the amortized portion of the compensation charge in connection with our short-term stock incentive plan and the amortized portion of the Black-Scholes value of options and warrants previously granted to directors, employees and consultants.  During the three months ended March 31, 2008, there were no option and warrant grants.

Stock-based compensation for the three months ended March 31, 2007 consists of the amortized portion of the Black-Scholes value of options and warrants previously granted to directors, employees and consultants.

•                 Payroll and benefits increased primarily as a result of salary and health insurance rate increases.

•                 Investor relations decreased primarily as a result of an one-time costs incurred during the three month period ended March 31, 2007 in connection with the redesign of our corporate logo.

•                 Professional fees decreased primarily as a result of a decrease in legal fees, which was partially offset by an increase in accounting fees primarily due to an increase in the fees related to the review and filing of our securities filings and the implementation of SOX 404.

•                 Depreciation and amortization decreased primarily as a result of a decrease in amortization of patent costs.  During three month period ended March 31, 2007, we began amortizing the cost of our pending patent applications.  During the three month period ended March 31, 2007, we recognized an amortization charge for the nine month period from July 1, 2006 through March 31, 2007.

We expect stock based general and administrative expenses to decrease over the next twelve months as we do not expect to amend the financial advisory agreement and therefore do not expect to further amend the warrants associated with such agreement.  We expect other general and administrative expenses to modestly increase over the next twelve months primarily due to an increase in legal and accounting fees related to the increased regulatory environment surrounding our business.

Research and Development Expenses

	Three Months Ended March 31,
	2008	2007	Change	%
	(in thousands, except % values)
Stock-based compensation	$57	$14	$43	307.11%
Other research and development	417	300	117	39.0%
Total research and development	$474	$314	$160	51.0%

•                                Stock-based compensation consists primarily of the amortized portion of Black-Scholes value of options and warrants granted to research and development consultants and employees.

•                                Other research and development costs increased primarily as a result of an expansion of our human health programs, including our cancer research program, and the weakness of the United States currency against the Canadian currency.

The breakdown of our research and development expenses between our agricultural and human health research programs is as follows:

	Three Months Ended March 31,
	2008	%	2007	%
	(in thousands, except % values)
Agricultural	$181	38%	$185	59%
Human health	293	62%	129	41%
Total research and development	$474	100%	$314	100%

Our human health expenses increased during the three-month period ended March 31, 2008 as we have initiated certain research projects that were not in progress during the three month period ended March 31, 2007.

We expect the percentage of human health research programs to continue to increase as a percentage of the total research and development expenses as we continue our current research projects and begin new human health initiatives.

Amortization of debt discount and financing costs and interest expense on convertible notes

From September 2007 through December 2007, we issued convertible notes in the aggregate face amount of $7 million and warrants.  The net proceeds from the convertible notes and warrants were recorded as equity and the discount on such convertible notes is being amortized over the term of the convertible notes.

The convertible notes bear interest at a rate of 8% per annum, payable quarterly in cash or common stock.

Below is a summary of the convertible notes as of March 31, 2008:

		Unamortized		Future Quarterly
Date Issued	Face Amount	Amount	Maturity Date	Amortization
Sept. 21, 2007	$1,500,000	$1,258,397	Dec. 30, 2010	$114,504
Oct. 16, 2007	$1,500,000	$1,285,714	Dec. 30, 2010	$116,883
Dec. 20, 2007	$2,000,000	$1,818,182	Dec. 30, 2010	$165,289
Dec. 20, 2007	$2,000,000	$1,818,182	Dec. 31, 2010	$165,289

Total	$7,000,000	$6,180,475		$561,965

Costs related to the issuance of the convertible notes and warrants in the amount of $836,558, which include $277,979 of non-cash charges for warrants issued to the placement agent, have been recorded as deferred financing costs and are being amortized over the term of the convertible notes.  The expected future quarterly amortization of the deferred financing costs will be $66,273.

Nine Months Ended March 31, 2008 and Nine Months Ended March 31, 2007

The net loss for the nine-month period ended March 31, 2008 was $3,720,884.  The net loss for the nine-month period ended March 31, 2007 was $2,537,419. Such a change represents an increase in net loss of $1,183,465, or 46.6%.  This increase in net loss was primarily the result of an increase in operating expenses, and expenses associated with the outstanding convertible notes that were issued during the current fiscal year.

Revenue

Total revenues consisted of initial fees and milestone payments on our agricultural development and license agreements.  During the nine-month period ended March 31, 2008, revenue of $456,667 consisted of initial payments and the amortized portion of previous milestone payments received in connection with certain license agreements.  During the nine-month period ended March 31, 2007, revenue of $268,750 consisted of initial fees, milestone payments and the amortized portion of previous milestone payments received in connection with certain development and license agreements.

We anticipate that we will continue to receive milestone payments in connection with our current agricultural license agreements.  Additionally, we anticipate that we will receive royalty payments from our license agreements if our partners commercialize their crops containing our technology.  However, it is difficult for us to determine our future revenue expectations because we are a development stage biotechnology company.  As such, the timing and outcome of our experiments, the timing of signing new partners and the timing of our partners moving through the development process into commercialization is difficult to accurately predict.

Operating Expenses

	Nine Months Ended March 31,
	2008	2007	Change	%
	(in thousands, except % values)

General and administrative	$1,852	$2,001	$(149)	(7.4)%
Research and development	1,219	863	356	41.3%

Total operating expenses	$3,071	$2,864	$207	7.2%

We expect operating expenses to increase over the next twelve months as we anticipate that research and development expenses will increase as we continue to expand our research and development activities.

General and Administrative Expenses

	Nine Months Ended March 31,
	2008	2007	Change	%
	(in thousands, except % values)

Stock-based compensation	$620	$860	$(240)	(27.8)%
Payroll and benefits	508	461	47	10.2%
Investor relations	257	218	39	17.9%
Professional fees	248	177	71	40.1%
Depreciation and amortization	67	117	(50)	(42.7)%
Other general and administrative	152	168	(16)	(9.5)%

Total general and administrative	$1,852	$2,001	$(149)	(7.4)%

•                 Stock-based compensation for the nine months ended March 31, 2008 consists primarily of the Black-Scholes value of $384,000 of warrants extended and repriced in connection with an amendment to a financial advisory agreement entered into February 14, 2008, the amortized portion of the compensation charge in connection with our short-term stock incentive plan and the amortized portion of the Black-Scholes value of options and warrants previously granted to directors, employees and consultants. During the nine month period ended March 31, 2008, there were 351,000 options and warrants granted to such directors, employees and consultants.

Stock-based compensation for the nine months ended March 31, 2007 consists of the Black-Scholes value of $683,000 of warrants extended and repriced in connection with a financial advisory agreement entered into on October 11, 2006 and the amortized portion of the Black-Scholes value of options and warrants granted to directors, employees and consultants. During the nine-month period ended March 31, 2007, there were 242,500 options or warrants granted to such directors, employees and consultants.

•                 Payroll and benefits increased primarily as a result of salary and health insurance rate increases and a payments to certain employees for vacation time not used during the calendar year ended December 31, 2007.

•                 Investor relations increased as a result of an increase in the cost of the annual report due to additional required disclosures. Also, during the nine month period ended March 31, 2008, a proxy solicitor was retained to assist with the voting for our 2007 annual meeting.

•                 Professional fees increased primarily as a result of an increase in legal and accounting fees primarily due to an increase in the fees related to the audit, review and filing of our securities filings and the implementation of SOX 404.

Depreciation and amortization decreased primarily as a result of a decrease in amortization of patent costs. We expect stock based general and administrative expenses to decrease over the next twelve months as we do not expect to amend the financial advisory agreement and therefore do not expect to further amend the warrants associated with such agreement. We expect other general and administrative expenses to modestly increase over the next twelve months primarily due to an increase in legal and accounting fees related to the increased regulatory environment surrounding our business.

Research and Development Expenses

	Nine Months Ended March 31,
	2008	2007	Change	%
	(in thousands, except % values)

Stock-based compensation	$88	$48	$40	83.3%
Other research and development	1,131	815	316	38.8%

Total research and development	$1,219	$863	$356	41.3%

•

Stock-based compensation consists primarily of the amortized portion of Black-Scholes value of options and warrants granted to research and development consultants and employees. During the nine-month periods ended March 31, 2008 and 2007 there were 45,000 and 88,000 options granted to such consultants and employees.

•

Other research and development costs increased primarily as a result of an expansion of our human health programs, including our cancer research program, the banana field trials and the weakness of the United States. currency against the Canadian currency.

The breakdown of our research and development expenses between our agricultural and human health research programs is as follows:

	Nine Months Ended March 31,
	2008	%	2007	%
	(in thousands, except% values)

Agricultural	$572	47%	$526	61%
Human health	647	53%	337	39%

Total research and development	$1,219	100%	$863	100%

Our human health research expenses increased during the nine-month period ended March 31, 2008 as we have initiated certain research projects that were not in progress during the nine month period ended March 31, 2007.

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

On April 29, 2008, YA Global converted $500,000 of the above convertible notes into 555,556 shares of our common stock.

Costs related to the issuance of the convertible notes and warrants in the amount of $836,558, which include $277,979 of non-cash charges for warrants issued to the placement agent, have been recorded as deferred financing costs and are being amortized over the term of the convertible notes. The expected future quarterly amortization of the deferred financing costs will be $66,273.

Period From Inception on July 1, 1998 through March 31, 2008

From inception of operations on July 1, 1998 through March 31, 2008, we had revenues of $1,175,000, which consisted of the initial license fees and milestone payments in connection with our various development and license agreements. We do not expect to generate significant revenues for approximately the next one to three years, during which time we will continue to engage in significant research and development efforts.

We have incurred losses each year since inception and have an accumulated deficit of $29,342,424 at March 31, 2008. We expect to continue to incur losses as a result of expenditures on research and development and administrative activities.

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

Interest Rate Risk

We invest in high-quality financial instruments, primarily money market funds, federal agency notes, corporate debt securities and United States treasury notes, with an effective duration of the portfolio of less than twelve months, and no security with an effective duration in excess of one year, which we believe are subject to limited credit risk. We currently do not hedge our interest rate exposure. Due to the short-term nature of our investments, which we plan to hold until maturity, we do not believe that we have any material exposure to interest rate risk arising from our investments.

Item 4.                                                          Controls and Procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of March 31, 2008, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding disclosures.

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three-month ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We are a development stage biotechnology company with a limited operating history and limited assets and capital. We have incurred losses each year since inception and have an accumulated deficit of $29,342,424 at March 31, 2008. We have generated minimal revenues by licensing our technology for certain crops to companies willing to share in our development costs. However, our technology may not be ready for commercialization for several years. We expect to continue to incur losses for the next several years because we anticipate that our expenditures on research and development, and administrative activities will significantly exceed our revenues during that period. We cannot predict when, if ever, we will become profitable.

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

We have entered into definitive agreements to issue convertible notes and warrants for aggregate gross proceeds of $5,000,000 to YA Global, all of which have been issued. We have also entered into definitive agreements to issue $5,000,000 of convertible notes and warrants to Stanford, of which $2,000,000 have been issued.

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

•                 attempt to sell our company;

•                 cease operations; or

•                 declare bankruptcy.

We believe that at the projected rate of spending and the additional $3,000,000 proceeds from the issuance of the convertible notes, we should have sufficient cash and investments to maintain our present operations for the next 18 months. However, if we do not receive the additional $3,000,000 proceeds from the issuance of the convertible notes and warrants, we should have sufficient cash and investments to maintain our present operations for the next 12 months.

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

As of March 31, 2008, we had cash and highly-liquid investments valued at $4,549,233 and working capital of $3,928,784. Using our available reserves as of March 31, 2008, we believe that we can operate according to our current business plan for the next 12 months. However, with the potential additional gross proceeds of $3,000,000 from the issuance of additional convertible notes and warrants, we believe that we can operate according to our current business plan for the next 18 months. To date, we have generated minimal revenues and anticipate that our operating costs will exceed any revenues generated over the next several years. Therefore, we will be required to raise additional capital in the future in order to operate according to our current business plan, and this funding may not be available on favorable terms, if at all. If we are unable to raise additional funds, we will need to do one or more of the following:

•                 delay, scale back or eliminate some or all of our research and development programs;

•                 license third parties to develop and commercialize our technology that we would otherwise seek to develop and commercialize ourselves;

•                 seek strategic alliances or business combinations, or attempt to sell our company; or

•                  cease operations.

In addition, in connection with any funding, if we need to issue more equity securities than our certificate of incorporation currently authorizes, or more than 20% of the shares of our common stock outstanding, we may need stockholder approval. If stockholder approval is not obtained or if adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. Investors may experience dilution in their investment from future offerings of our common stock. For example, if we raise additional capital by issuing equity securities, such an issuance would reduce the percentage ownership of existing stockholders. In addition, assuming the exercise of all options and warrants outstanding and the conversion of the notes into common stock, as of March 31, 2008, we had 8,282,537 shares of common stock authorized but unissued and unreserved, which may be issued from time to time by our board of directors without stockholder approval. The total number of shares that may be issued under the financing is subject to certain caps as more fully described in this Form 10-Q. Furthermore, we may need to issue securities that have rights, preferences and privileges senior to our common stock. Failure to obtain financing on acceptable terms would have a material adverse effect on our liquidity.

Since our inception, we have financed all of our operations through private equity and debt financings. Our future capital requirements depend on numerous factors, including:

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

As of March 31, 2008, we have been issued seventeen patents by the PTO and nineteen patents from foreign countries. We have also filed numerous patent applications for our technology in the United States and in several foreign countries, which technology is vital to our primary business, as well as several Continuations in Part on these patent applications. Our success depends in part upon the grant of patents from our pending patent applications.

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

As of March 31, 2008, our executive officers, directors and affiliated entities together beneficially own approximately 66.8% of the outstanding shares of our common stock, assuming the exercise of options and warrants which are currently exercisable or will become exercisable within 60 days of March 31, 2008, held by these stockholders. As a result, these stockholders, acting together, will be able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders.  Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

A significant portion of our total outstanding shares of common stock may be sold in the market in the near future, which could cause the market price of our common stock to drop significantly.

As of March 31, 2008, we had 17,728,314 shares of our common stock issued and outstanding, of which approximately 1,986,306 shares are registered pursuant to a registration statement on Form S-3, which was declared effective on November 27, 2006, and the remainder of which are either eligible to be sold under SEC Rule 144 or are in the public float.  In addition, we have registered 2,701,715 shares of our common stock underlying warrants previously issued on the Form S-3 registration statement that was declared effective on November 27, 2006, and we registered 6,000,000 shares of our common stock underlying options granted or to be granted under our stock option plan.  We have also filed a registration statement on October 12, 2007, which became effective on November 1, 2007, to register 3,333,333 shares of common stock underlying convertible notes.  Consequently, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, may have a material adverse effect on our stock price.

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

The American Stock Exchange requires us to meet minimum financial requirements in order to maintain our listing.  We have received notices from the American Stock Exchange that we do not meet each of Section 1003(a)(ii) of the American Stock Exchange Company Guide with shareholders’ equity of less than $4,000,000 and losses from continuing operations and/or net losses in three out of our four most recent fiscal years and Section 1003(a)(iii) of the American Stock Exchange Company Guide with shareholders’ equity less than $6,000,000 and losses from continuing operations and/or net losses in the five most recent fiscal years.  We had submitted a plan to the American Stock Exchange discussing how we intended to regain compliance with the continued listing requirements.  The American Stock Exchange had accepted our plan and had given us until March 1, 2008 to effectuate the plan and regain compliance with the continued listing requirements.  On March 12, 2008, the American Stock Exchange notified us that we have regained compliance with the continued listing requirements. As of March 31, 2008, we believe that we continue to be in compliance with the American Stock Exchange’s continued listing requirements.  However, if we are unable to continue to be in compliance with the continued listing requirements, it is possible that we will be delisted.  If we are delisted from the American Stock Exchange, our common stock likely will become a “penny stock.”  In general, regulations of the SEC define a “penny stock” to be an equity security that is not listed on a national securities exchange or the NASDAQ Stock Market and that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  If our common stock becomes a penny stock, additional sales practice requirements would be imposed on broker-dealers that sell such securities to persons other than certain qualified investors.  For transactions involving a penny stock, unless exempt, a broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale.  In addition, the rules on penny stocks require delivery, prior to and after any penny stock transaction, of disclosures required by the SEC.

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

As of March 31, 2008, we have granted options outside of our stock option plan to purchase 10,000 shares of our common stock and outstanding warrants to purchase 16,230,261 shares of our common stock.  In addition, as of March 31, 2008, we have reserved 6,000,000 shares of our common stock for issuance upon the exercise of options granted pursuant to our stock option plan, 3,805,600 of which have been granted, 90,000 of which have been exercised since inception, 3,715,600 of which are outstanding, and 2,194,400 of which may be granted in the future.  The exercise of these options and warrants will result in dilution to our existing stockholders and could have a material adverse effect on our stock price. In addition, any shares issued in connection with the YA Global financing, as further discussed elsewhere in this Form 10-Q, or the Stanford financing can also have a dilutive effect and a possible material adverse effect on our stock price.  The conversion price of the warrants are also subject to certain anti-dilution adjustments.  The agreements with YA Global and Stanford provide for the potential issuance of up to 62,388,888 shares of our common stock.

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

SENESCO TECHNOLOGIES, INC.

DATE: May 15, 2008	By:	/s/ Bruce C. Galton
Bruce C. Galton, President
and Chief Executive Officer
(Principal Executive Officer)

DATE: May 15, 2008	By:	/s/ Joel Brooks
Joel Brooks, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)