Form 10-K
period 2008-06-30
SENESCO TECHNOLOGIES INC
filed 2008-09-26
CIK 1035354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2008

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

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                  Accelerated filer ☐

Non-accelerated filer ☐                    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of September 15, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $20,858,486, based on the closing sales price as reported on the American Stock Exchange on that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of September 15, 2008:

Class	Number of Shares

Common Stock, $0.01 par value	18,377,512

The following documents are incorporated by reference into the Annual Report on Form 10-K:  Portions of the registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

i

PART I

Item 1.          Business.

Our Business

The primary business of Senesco Technologies, Inc., a Delaware corporation incorporated in 1999, and its wholly-owned subsidiary, Senesco, Inc., a New Jersey corporation incorporated in 1998, collectively referred to as “Senesco,” “we,” “us” or “our,” is to utilize our patented and patent-pending genes, primarily eucaryotic translation initiation Factor 5A, or Factor 5A, and deoxyhypusine synthase, or DHS, and related technologies for inhibition in human health applications to develop novel approaches to treat inflammatory diseases and cancer.

In agricultural applications we are developing and licensing Factor 5A, DHS and Lipase to enhance the quality and productivity of fruits, flowers, and vegetables and agronomic crops through the control of cell death, referred to herein as senescence, and growth in plants.

Human Health Applications

We believe that our gene technology could have broad applicability in the human health field, by either inhibiting or inducing apoptosis.  Inhibiting apoptosis may be useful in preventing or treating a wide range of inflammatory and ischemic diseases attributed to premature apoptosis. Inducing apoptosis may be useful in treating certain forms of cancer because the cancerous cells have failed to initiate apoptosis on their own due to damaged or inhibited apoptotic pathways.

We have commenced preclinical in-vivo and in-vitro research to determine the ability of Factor 5A to regulate key execution genes, pro-inflammatory cytokines, receptors, and transcription factors, which are implicated in numerous apoptotic diseases.

Certain preclinical human health results to date include:

•                  demonstrated significant tumor regression and diminished rate of tumor growth of multiple myeloma tumors in SCID mice treated with Factor 5A technology encapsulated in nanoparticles;

•                  increased median survival by approximately 250% in a tumor model of mice injected with melanoma cancer cells;

•                  induced apoptosis in both human cancer cell lines derived from tumors and in lung tumors in mice;

•                  induced apoptosis of cancer cells in a human multiple myeloma cell line;

•                  measured VEGF reduction in mouse lung tumors as a result of treatment with our genes;

•                  reduced HIV-1 replication by approximately 50 percent as evidenced by an equal decrease in HIV replication markers p24 and IL-8 in an HIV-1 infected human cell line;

•                  increased the survival, while maintaining functionality, of mouse pancreatic islet cells isolated for transplantation, using intraperitaneal administration of our technology.  Initial animal studies have shown that our technology administered prior to harvesting beta islet cells from a mouse, has a significant impact not only on the survival of the beta islet cells, but also on the retention of the cells’ functionality when compared to the untreated beta islet cells.  Additional studies have shown that the treated beta islet cells survive a pro-inflammatory cytokine challenge, while maintaining their functionality with respect to insulin production.  These further studies also revealed eIF-5A’s involvement in the modulation of inducible nitric oxide synthase (iNOS), an important indicator of inflammation;

•                  demonstrated that the efficacy of our technology is comparable to that of existing approved anti-inflammatory prescription drugs in reducing certain inflammatory cytokines in mice; and

•                  increased the survival rate of mice in a lethal challenge sepsis model.  Additionally, a broad spectrum of systemic pro-inflammatory cytokines were down-regulated, while not effecting the anti-inflammatory cytokine IL-10.

Accelerating Apoptosis

The data from our pre-clinical studies indicate that the up-regulation of Factor 5A induces cell death in cancer cells through both the p53 (intrinsic) and cell death receptor (extrinsic) apoptotic pathways. Tumors arise when abnormal cells fail to undergo apoptosis due to an inability to activate their apoptotic pathways. Just as the Factor 5A gene appears to facilitate expression of the entire suite of genes required for programmed cell death in plants, the Factor 5A gene appears to regulate expression of a suite of genes required for programmed cell death in human cells. Because the Factor 5A gene appears to function at the initiation point of the apoptotic pathways, both intrinsic and extrinsic, we believe that our gene technology has potential application as a means of combating a broad range of cancers.  Based on the results obtained through our in-vitro studies, we have found that up-regulating Factor 5A results in: (i) the up-regulation of p53; (ii) increased inflammatory cytokine production; (iii) increased cell death receptor formation; and (iv) increased caspase activity.  These features, coupled with a simultaneous down-regulation Bcl-2, result in apoptosis of cancer cells.  In addition, our in-vitro studies have shown that the up-regulation of Factor 5A also down-regulates VEGF, a growth factor which allows tumors to develop additional vascularization needed for growth beyond a small mass of cells.

Inhibiting Apoptosis

Our preclinical studies indicate that down-regulation of our proprietary Factor 5A gene may have potential application as a means for controlling the effects of a broad range of diseases that are attributable to premature cell death, ischemia, or inflammation. Such inflammatory diseases include glaucoma, heart disease, and certain inflammatory diseases such as Crohn’s disease, sepsis and diabetic retinopathy, among many others.  We are engaged in preclinical research on certain inflammatory diseases. Using small inhibitory RNA’s, or siRNA’s, against Factor 5A to inhibit its expression, the results of our studies have indicated a reduction in pro-inflammatory cytokine formation and the formation of receptors for liposolysaccharide, or LPS, interferon-gamma and TNF-alpha.  Our studies have also indicated that by inhibiting Factor 5A iNOS, MAPK, NFkB, JAK1 and ICAM are downregulated, which decreases the inflammatory cytokines formed through these pathways. Additionally, a mouse study has indicated that our siRNA is comparable to a steroid and to a prescription anti-TNF drug in its ability to reduce cytokine response to LPS.  Other mouse studies have also indicated that the siRNA against

Factor 5A (i) protects thymocyte cells from apoptosis and decreases formation of myeloperoxidase, or MPO, TNF-a, MIP-1alpha, and IL-1 in the lungs of mice challenged with LPS and (ii) increases the survival rate in which sepsis was induced by a lethal injection of LPS and reduced blood serum levels of inflammatory proteins, such as IL-1, IL-2, IL-6, IL-12, TNF-a, IFNg and MIP-1alpha, while not effecting IL-10, an anti-inflammatory cytokine.  Other experiments utilizing siRNA to Factor 5A include inhibition of or apoptosis during the processing of mouse pancreatic beta islet cells for transplantation, the inhibition of early inflammatory changes associated with type-1 diabetes in an in-vivo rat model and the inhibition of viral replication in a human cell line infected with HIV-1.

Proteins required for cell death include p53, interleukins, TNF-a and other cytokines and caspases.  Expression of these cell death proteins is required for the execution of apoptosis.  Based on our studies, we believe that downregulating Factor 5A by treatment with siRNA inhibits the expression of p53, a major cell death transcription factor that in turn controls the formation of a suite of other cell death proteins.  In addition, we believe that the down-regulation of Factor 5A up-regulates Bcl-2, a suppressor of apoptosis.

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

Our preclinical research has yielded data that we have presented to various biopharmaceutical companies that may be prospective licensees for the development and marketing of potential applications of our technology.  Additionally, we plan on using the proceeds of our recent financing to advance our research in multiple myeloma with the goal of initiating a Phase I clinical trial, and may select additional human health indications, to bring into clinical trials on our own. We believe that the success of our future operations will likely depend on our ability to transform our research and development activities into a commercially feasible technology.

Human Health Research Program

Our human health research program, which has consisted of pre-clinical in-vitro and in-vivo experiments designed to assess the role and method of action of the Factor 5A genes in human diseases, is being performed by approximately 10 third party researchers, at our direction, at Mayo Clinic, the University of Virginia, and the University of Waterloo.

Our research and development expenses incurred on human health applications were approximately 56% and 42% of our total research and development expenses for the fiscal years ended June 30, 2008 and 2007, respectively.  Since inception, the proportion of our research and development expenses on human health applications has increased, as compared to our research and development expenses on agricultural applications.  This change is primarily due to the fact that our research focus on human health has increased and some of our research costs for plant applications have shifted to our license partners.

Our planned future pre-clinical research and development initiatives for human health include:

•                  Multiple Myeloma.  Our objective is to advance our technology for the potential treatment of multiple myeloma with the goal of initiating a clinical trial.  In connection with the potential clinical trial, we have engaged a clinical research organization, or CRO, to assist us through the process.  We have also determined the delivery system for our technology, contracted for the supply of pharmaceutical grade materials to be used in toxicology and human studies and have contracted with a third party laboratory to conduct toxicoly studies,  Together with the assistance of our CRO, we will have the toxicology studies performed with the goal of filing an investigational new drug application, or IND application, with the U.S. Food and Drug Administration, or FDA, for the review and consideration in order to initiate a clinical trial.  We estimate that it will take less than eighteen months from June 30, 2008 to complete these objectives.

•                  HIV-1.  We are currently reviewing our HIV-1 project to determine the direction of our future preclinical experiments.

•                  Lung Inflammation.  The objective of our planned future lung inflammation experiments is to optimize the delivery and dose of the siRNA to Factor 5A to the lungs.  A mouse model system is currently being conducted to illustrate the siRNA to Factor 5A’s ability to reduce morbidity and mortality of lung inflammation, caused by the up-regulation of pro-inflammatory cytokines induced by a pathogen.

•                  Other.  We may continue to look at other disease states in order to determine the role of Factor 5A.

In order to pursue the above research initiatives, as well as other research initiatives that may arise, we completed private placements of $10 million of convertible notes and warrants.

However, it may be necessary for us to raise a significant amount of additional working capital in the future to continue to pursue some of the above and new initiatives.  If we are unable to raise the necessary funds, we may be required to significantly curtail the future development of some of our research initiatives and we will be unable to pursue other possible research initiatives.

We may further expand our research and development program beyond the initiatives listed above to include other research centers.

Human Health Competition

Our competitors in human health that are presently attempting to distribute their technology have generally utilized one of the following distribution channels:

•                  Entering into strategic alliances, including licensing technology to major marketing and distribution partners; or

•                  developing in-house production and marketing capabilities.

In addition, some competitors are established distribution companies, which alleviates the need for strategic alliances, while others are attempting to create their own distribution and marketing channels.

There are many large companies and development stage companies working in the field of apoptosis research including: Amgen; Centocor; Genzyme; OSI Pharmaceuticals, Inc.; Novartis; Introgen Therapeutics, Inc.; Genta, Inc.; and Vertex Pharmaceuticals, Inc., amongst others.

Agricultural Applications

Our agricultural research focuses on the discovery and development of certain gene technologies, which are designed to confer positive traits on fruits, flowers, vegetables, forestry species and agronomic crops.  To date, we have isolated and characterized the senescence-induced Lipase gene, DHS, and Factor 5A in certain species of plants. Our goal is to modulate the expression of these genes in order to achieve such traits as extended shelf life, increased biomass, increased yield and increased resistance to environmental stresses and disease, thereby demonstrating proof of concept in each category of crop.

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

The technology presently utilized by the industry for increasing the shelf life in certain flowers, fruits and vegetables relies primarily on reducing ethylene biosynthesis, and therefore only has application to the crops that are ethylene-sensitive.  Because Factor 5A, DHS and Lipase are already present in all plant cells, our technology may be incorporated into crops by using either conventional breeding methods (non-genetically modified) or biotechnology techniques.

We have licensed this technology to various strategic partners and have entered into a joint venture. We may continue to license this technology, as the opportunities present themselves, to additional strategic partners and/or enter into additional joint ventures.  Our commercial partners have licensed our technology for use in lettuce, turfgrass, canola, corn, soybean, cotton, banana, alfalfa, rice and certain species of trees and bedding plants, and we have obtained proof of concept for enhanced post harvest shelf life, seed yield, biomass, and resistance to disease in several of these plant species.

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

To date, banana field trials have indicated that our technology extends the shelf life of banana fruit by 100%.  In addition to the post harvest shelf life benefits, an additional field trial generated encouraging disease tolerance data specific to Black Sigatoka (Black Leaf Streak Disease), for banana plants. Additional field trials for banana plants are ongoing for Black Sigatoka.

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

Agricultural Target Markets

In order to address the complexities associated with marketing and distribution in the worldwide market, we have adopted a multi-faceted commercialization strategy, in which we have entered into and plan to enter into, as the opportunities present themselves, additional licensing agreements or other strategic relationships with a variety of companies or other entities on a crop-by-crop basis.  We anticipate revenues from these relationships in the form of licensing fees, royalties,, usage fees, or the sharing of gross profits.  In addition, we anticipate payments from certain of our partners, which are described in the Agricultural Development and License Agreements section of this Form 10-K,  upon our achievement of certain research and development benchmarks.  This commercialization strategy allows us to generate revenue at various stages of product development, while ensuring that our technology is incorporated into a wide variety of crops.  Our optimal partners combine the technological expertise to incorporate our technology into their product line along with the ability to successfully market the enhanced final product, thereby eliminating the need for us to develop and maintain a sales force.

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

Agricultural Development and License Agreements

Through September 15, 2008, we have entered into nine license agreements and one joint collaboration with established agricultural biotechnology companies or, in the case of Poet, as more fully described below, an established ethanol company, as follows:

•                  In November 2001, we entered into a worldwide exclusive development and license agreement with the Harris Moran Seed Company, referred to herein as the Harris Moran License, to commercialize our technology in lettuce and certain melons for an indefinite term, unless terminated by either party pursuant to the terms of the agreement.  To date, the development steps performed by Harris Moran and us have all been completed in accordance with the protocol set forth in the Harris Moran License.  There has been extensive characterization of our genes in lettuce in a laboratory setting. The initial lab work has produced genetically modified seed under greenhouse containment, which has been followed by substantial field trials for evaluation.  These field trials represent a vital step in the process necessary to develop a commercial product. Together with Harris Moran, we will evaluate all results to date to determine the direction of further research necessary for our work in lettuce and melon.  Under the Harris Moran License, we have received an upfront payment and we may receive benchmark payments upon achievement of certain research and marketing milestones.

•                  In June 2002, we entered into a three-year worldwide exclusive development and option agreement with ArborGen, LLC to develop our technology in certain species of trees.  In June 2006, ArborGen exercised their option to license our technology and in December 2006, converted the development and option agreement into a license agreement, referred to herein as the ArborGen Agreement.  To date, the research being conducted by ArborGen has proceeded according to schedule.  ArborGen has seen promising positive growth responses in greenhouse-grown seedlings.  These initial greenhouse data led to the initiation of field trials by ArborGen in the second half of calendar 2004.  At the end of the 2005 growing season, certain trees which were enhanced by our technology had approximately double the increase in volume relative to control trees.  Further field trials are ongoing to support these data and to analyze the growth rates of trees which incorporate our technology. Under the ArborGen Agreement, we have received an upfront payment and benchmark payments and we may receive additional benchmark payments upon achievement of certain development milestones and royalties upon commercialization.

•                  In September 2002, we entered into an exclusive development and license agreement with Cal/West Seeds, referred to herein as the Cal/West License, to commercialize our technology in certain varieties of alfalfa.  The Cal/West License will continue until the expiration of the patents set forth in the agreement, unless terminated earlier by either party pursuant to the terms of the agreement.  The Cal/West License also grants Cal/West an exclusive option to develop our technology in various other forage crops.  The Cal/West development effort successfully incorporated our technology into their alfalfa seed as of July 2004.  Seed transformation and greenhouse trait analysis is ongoing.  Under the Cal/West License, we have received an upfront payment and we may receive benchmark payments as certain development milestones are achieved and a royalty upon commercialization based upon the volume of alfalfa seed sold that contains our technology.

•                  In March 2004, we entered into an exclusive development and license agreement with The Scotts Company, referred to herein as the Scotts Agreement, to commercialize our technology in turfgrass and certain species of bedding plants.  Scotts is working on incorporating our technology to enhance a variety of traits in these plants, including environmental stress resistance, disease resistance and enhanced bloom properties.  We are collaborating with Scotts in the areas of ornamental bedding plants and turfgrass.  A large-scale greenhouse evaluation of bedding plants was being conducted and additional greenhouse testing is planned.  Transformation and initial tissue culture screening of events have been undertaken in turfgrass.  In tissue culture, turfgrass containing our technology has grown more successfully than control turfgrass without our technology.  Greenhouse testing of the grass containing our technology is the next planned development step. Under the Scotts Agreement, we have received an upfront payment and benchmark payments.  In January 2006, the development and license agreement with The Scotts Company was amended. Due to a change in the corporate financial policy at Scotts, Scotts requested to defer certain milestone payments, which were to be made on a calendar basis.  We agreed and these payments have now been deferred and incorporated in the amount to be paid to us upon commercialization.  Additionally, the commercialization fee has been increased.  All other aspects of the agreement remain unchanged, and the project continues to move forward without interruption. We may also receive royalties upon commercialization from the net sales of turfgrass seed and bedding plants containing our technology.

•                  In October 2005, we entered into an agreement with Poet to license our proprietary gene technology to Poet to improve aspects of Poet’s ethanol production capabilities.  We are currently revising our work plan to incorporate our technology into those aspects of Poet’s ethanol production.  We will receive an annual payment for each Poet facility that incorporates our technology.  If Poet incorporates our technology into each of its facilities, we would be entitled to receive an annual payment in excess of $1,000,000.

•                  On November 8, 2006, we entered into a license agreement with Bayer CropScience GmbH for the development and commercialization of Canola.  Under the terms of the agreement, we received an upfront payment, will receive milestone payments upon the achievement of certain development milestones and will receive commercialization fees based upon specified benchmarks.  In August, 2008, Bayer CropScience GmbH successfully completed the first development milestone related to this license.

•                  On July 17, 2007 we entered into a license agreement with Bayer CropScience AG for the development and commercialization of cotton.  Under the terms of the agreement, we received an upfront payment, will receive milestone payments upon the achievement of certain development milestones, and additionally, upon commercialization, and a royalty on net sales.

•                  On August 6, 2007 we entered into a license agreement with Monsanto for the development and commercialization of corn and soy.  Under the terms of the agreement, we received an upfront payment, will receive milestone payments upon the achievement of certain development milestones, and additionally, upon commercialization, and a royalty on net sales.

•                  On September 11, 2007 we entered into a license agreement with Bayer CropScience AG for the development and commercialization of rice.  Under the terms of the agreement, we received an upfront payment, will receive milestone payments upon the achievement of certain development milestones, and additionally, upon commercialization, and a royalty on net sales.

Joint Venture

On May 14, 1999, we entered into a agreement with Rahan Meristem Ltd., or Rahan Meristem, an Israeli company engaged in the worldwide export marketing of banana germplasm, referred to herein as the Rahan Joint Venture.  In general, bananas are grown either for local domestic consumption or grown for export.  According to the Food and Agriculture Organization of the United Nations, there were approximately 16 million metric tons of bananas exported in 2004.  The level of production equates to the fruit of approximately 480 million banana plants.  A percentage of these plants are replaced each year with new banana seedlings.  Rahan Meristem accounts for approximately 10% of the worldwide export of enhanced banana seedlings.

We have contributed, by way of a limited, exclusive, worldwide license to the Rahan Joint Venture, access to our technology, discoveries, inventions and know-how, whether patentable or otherwise, pertaining to plant genes and their cognate expressed proteins that are induced during senescence for the purpose of developing, on a joint basis, genetically enhanced banana plants which will result in a banana that has a longer shelf life.  Rahan Meristem has contributed its technology, inventions and know-how with respect to banana plants.  Rahan Meristem and Senesco have equally shared the expense of field trials.

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

All aspects of the Rahan Joint Venture’s research and development initiative are proceeding on time.  Both the DHS and lipase genes have been identified and isolated in banana, and the Rahan Joint Venture is currently in the process of silencing these genes.  Two Israeli field trials indicated that Senesco’s proprietary technology extends the shelf life of the banana fruit up to 100%, while allowing the banana fruit to ripen normally.  Later field trials have indicated what we believe are promising disease tolerance results and we are currently performing additional field trials to further assess disease tolerance.  However, as the banana modified with our technology may be considered a genetically modified organism, or GMO, shelf life extension may have to be combined with disease tolerance to gain acceptance by the growers.

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

The discoverer of our technology, John E. Thompson, Ph.D., is the Associate Vice President, Research and former Dean of Science at the University of Waterloo in Ontario, Canada, and is our Executive Vice President and Chief Scientific Officer.  Dr. Thompson is also one of our directors and owns 3.1% of the outstanding shares of our common stock, $0.01 par value, as of June 30, 2008.  On September 1, 1998, we entered into, and have extended through August 31, 2009, a research and development agreement with the University of Waterloo and Dr. Thompson as the principal inventor.  The Research and Development Agreement provides that the University of Waterloo will perform research and development under our direction, and we will pay for the cost of this work and make certain payments to the University of Waterloo.  In return for payments made under the Research and Development Agreements, we have all rights to the intellectual property derived from the research.

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

In addition, some competitors are established distribution companies, which alleviates the need for strategic alliances, while others are attempting to create their own distribution and marketing channels.

Our competitors in the field of delaying plant senescence are companies that develop and produce transformed plants with a variety of enhanced traits.  Such companies include: Icora (formerly Paradigm Genetics); Mendel Biotechnology; Renessen LLC; Exelixis Plant Sciences, Inc.; Syngenta International AG; and Eden Bioscience, among others.

Agricultural Development Program

Generally, projects with our licensee’s and joint venture partner begin by transforming seed or germplasm to incorporate our technology.  Those seeds or germplasm are then grown in our partners’ greenhouses.  After successful greenhouse trials, our partners will transfer the plants to the field for field trials.  After completion of successful field trials, our partners may have to apply for and receive regulatory approval prior to initiation of any commercialization activities.

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

The status of each of our projects with our partners is as follows:

Project	Partner	Status

Banana	Rahan Meristem
- Shelf Life		Field trials
- Disease Resistance		Field trials
Lettuce	Harris Moran	Field trial data under evaluation
Melon	Harris Moran	Seed transformation

Trees	Arborgen
- Growth		Field trials
Alfalfa	Cal/West	Greenhouse
Corn	Monsanto	Recently initiated
Cotton	Bayer	Recently initiated
Canola	Bayer	Seed transformation
Rice	Bayer	Recently initiated
Soybean	Monsanto	Recently initiated
Turfgrass	The Scotts Company	Greenhouse
Bedding Plants	The Scotts Company	Greenhouse
Ethanol	Poet	Modify inputs

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

Intellectual Property

We have nineteen issued patents from the United States Patent and Trademark Office, or PTO, and twenty-three issued patents from foreign countries, thirty-one of which are for the use of our technology in agricultural applications and eleven of which relate to human health applications.

In addition to our forty-two patents, we have a wide variety of patent applications, including divisional applications and continuations-in-part, in process with the PTO and internationally.  We intend to continue our strategy of enhancing these new patent applications through the addition of data as it is collected.

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

Employees

In addition to the thirteen scientists performing funded research for us at Mayo Clinic, the University of Virginia, and the University of Waterloo, we have five employees and one consultant, four of whom are executive officers and are involved in our management.   We do not anticipate hiring any additional employees over the next twelve months.

The officers are assisted by a Scientific Advisory Board that consists of prominent experts in the fields of plant and human cell biology as follows:

•                  Alan Bennett, Ph.D., who serves as the Chairman of the Scientific Advisory Board, is the Associate Vice Chancellor of the Office of Technology Transfer at the University of California.  His research interests include the molecular biology of tomato fruit development and ripening, the molecular basis of membrane transport, and cell wall disassembly.

•                  Charles A. Dinarello, M.D., who serves as a member of the Scientific Advisory Board, is a Professor of Medicine at the University of Colorado School of Medicine, a member of the U.S. National Academy of Sciences and the author of over 500 published research articles.  In addition to his active academic research career, Dr. Dinarello has held advisory positions with two branches of the National Institutes of Health and positions on the Board of Governors of both the Weizmann Institute and Ben Gurion University.

•                  James E. Meier is an Associate Professor of Medicine at Beth Israel Deaconess Medical Center, a teaching hospital of Harvard Medical School. He is also a practicing physician in the Division of Hematology-Oncology at Beth Israel. Dr. Mier’s research is funded by the NIH and he is a member of numerous professional societies.

Furthermore, pursuant to the Research and Development Agreements, a substantial amount of our research and development activities are conducted at the University of Waterloo under the supervision of Dr. Thompson, our Executive Vice President and Chief Scientific Officer. We utilize the University’s research staff including graduate and post-graduate researchers.

We have also undertaken preclinical apoptosis research at the University of Colorado under the supervision of Dr. Dinarello.  In addition to the research being conducted at the University of Colorado, we have also undertaken preclinical apoptosis research at Mayo Clinic, and the University of Virginia.  This research is performed pursuant to specific project proposals that have agreed-upon research outlines, timelines and budgets.  We may also contract research to additional university laboratories or to other companies in order to advance the development of our technology.

Safe Harbor Statement

The statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  In particular, our statements regarding the anticipated growth in the markets for our technologies, the continued advancement of our research, the approval of our patent applications, the possibility of governmental approval in order to sell or offer for sale to the general public a genetically engineered plant or plant product, the successful implementation of our commercialization strategy, including the success of the Harris Moran License, the ArborGen Agreement, the Cal/West License, The Scotts License, the Broin License, the Bayer Licenses, the Monsanto License, and the Research and Development Agreements, the successful implementation of the Rahan Joint Venture, statements relating to our patent applications, the anticipated longer term growth of our business, the results of our preclinical studies, our ability to comply with the continued listing standards of the AMEX,  and the timing of the projects and trends in future operating performance are examples of such forward-looking statements.  The forward-looking statements include risks and uncertainties, including, but not limited to, the timing of revenues due to the variability in size, scope and duration of research projects, regulatory delays, research study results which lead to cancellations of research projects, and other factors, including general economic conditions and regulatory developments, not within our control.  The factors discussed herein and expressed from time to time in our filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements.  The forward-looking statements are made only as of the date of this filing, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

We are a development stage biotechnology company with a limited operating history and limited assets and capital.  We have incurred losses each year since inception and had an accumulated deficit of $30,223,030 at June 30, 2008. We have generated minimal revenues by licensing our technology for certain crops to companies willing to share in our development costs. In addition, our technology may not be ready for commercialization for several years. We expect to continue to incur losses for the next several years because we anticipate that our expenditures on research and development, and administrative activities will significantly exceed our revenues during that period. We cannot predict when, if ever, we will become profitable.

We may need additional capital to fund our operations until we are able to generate a profit.

Our operations to date have required significant cash expenditures.  Our future capital requirements will depend on the results of our research and development activities, preclinical and clinical studies, and competitive and technological advances.

In addition, the recent financings with YA Global Investments, L.P., referred to herein as YA Global, and Stanford Venture Capital Holdings, Inc., referred to herein as Stanford, are secured by all of our assets.  If we default under the convertible notes, the investors may foreclose on our assets and our business.  As a result, we may need to obtain more funding in the future through collaborations or other arrangements with research institutions and corporate partners or public and private offerings of our securities, including debt or equity financing.  We may not be able to obtain adequate funds for our operations from these sources when needed or on acceptable terms. Future collaborations or similar arrangements may require us to license valuable intellectual property to, or to share substantial economic benefits with, our collaborators.  If we raise additional capital by issuing additional equity or securities convertible into equity, our stockholders may experience dilution and our share price may decline.  Any debt financing may result in restrictions on our spending.

If we are unable to raise additional funds, we will need to do one or more of the following:

•                  delay, scale-back or eliminate some or all of our research and product development programs;

•                  license third parties to develop and commercialize products or technologies that we would otherwise seek to develop and commercialize ourselves;

•                  seek strategic alliances or business combinations;

•                  attempt to sell our company;

•                  cease operations; or

•                  declare bankruptcy.

We believe that at the projected rate of spending we should have sufficient cash and investments to maintain our present operations for the next 13 months as of June 30, 2008.

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

As of June 30, 2008, we had cash and highly-liquid investments of $6,176,985 and working capital of $5,673,107. Using our available reserves as of June 30, 2008, we believe that we can operate according to our current business plan for the next 13 months from June 30, 2008.  To date, we have generated minimal revenues and anticipate that our operating costs will exceed any revenues generated over the next several years. Therefore, we will be required to raise additional capital in the future in order to operate according to our current business plan, and this funding may not be available on favorable terms, if at all.  If we are unable to raise additional funds, we will need to do one or more of the following:

•                  delay, scale back or eliminate some or all of our research and development programs;

•                  license third parties to develop and commercialize our technology that we would otherwise seek to develop and commercialize ourselves;

•                  seek strategic alliances or business combinations;

•                  attempt to sell our company;

•                  cease operations; or

•                  declare bankruptcy.

In addition, in connection with any funding, if we need to issue more equity securities than our certificate of incorporation currently authorizes, or more than 20% of the shares of our common stock outstanding, we may need stockholder approval.  If stockholder approval is not obtained or if adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. Investors may experience dilution in their investment from future offerings of our common stock. For example, if we raise additional capital by issuing equity securities, such an issuance would reduce the percentage ownership of existing stockholders.  In addition, assuming the exercise of all options and warrants outstanding and the conversion of the notes into common stock, as of June 30, 2008, we had 7,957,957 shares of common stock authorized but unissued and unreserved, which may be issued from time to time by our board of directors without stockholder approval.  The total number of shares that may be issued under the financing is subject to certain caps as more fully described in this Form 10-K.  Furthermore, we may need to issue securities that have rights, preferences and privileges senior to our common stock.  Failure to obtain financing on acceptable terms would have a material adverse effect on our liquidity.

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

As of June 30, 2008, we have been issued nineteen patents by the PTO and twenty-three patents from foreign countries.  We have also filed numerous patent applications for our technology in the United States and in several foreign countries, which technology is vital to our primary business, as well as several Continuations in Part on these patent applications.  Our success depends in part upon the grant of patents from our pending patent applications.

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

Our success depends upon know-how, unpatentable trade secrets, and the skills, knowledge and experience of our scientific and technical personnel.  As a result, we require all employees to agree to a confidentiality provision in their employment agreement that prohibits the disclosure of confidential information to anyone outside of our company, during the term of employment and thereafter.  We also require all employees to disclose and assign to us the rights to their ideas, developments, discoveries and inventions.  We also attempt to enter into similar agreements with our consultants, advisors and research collaborators.  We cannot assure you that adequate protection for our trade secrets, know-how or other proprietary information against unauthorized use or disclosure will be available.

We occasionally provide information to research collaborators in academic institutions and request the collaborators conduct certain tests.  We cannot assure you that the academic institutions will not assert intellectual property rights in the results of the tests conducted by the research collaborators, or that the academic institutions will grant licenses under such intellectual property rights to us on acceptable terms, if at all.  If the assertion of intellectual property rights by an academic institution is substantiated, and the academic institution does not grant intellectual property rights to us, these events could limit our ability to commercialize our technology.

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

In its current state of development, our technology is not ready to be marketed to consumers.  We intend to follow a multi-faceted commercialization strategy that involves the licensing of our technology to business partners for the purpose of further technological development, marketing and distribution.  We have and are seeking business partners who will share the burden of our development costs while our technology is still being developed, and who will pay us royalties when they market and distribute products incorporating our technology upon commercialization.  The establishment of joint ventures and strategic alliances may create future competitors, especially in certain regions abroad where we do not pursue patent protection.  If we fail to establish beneficial business partners and strategic alliances, our growth will suffer and the continued development of our technology may be harmed.

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

Our business is subject to various government regulations and, if we or our licensees are unable to obtain regulatory approval, we may not be able to continue our operations.

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

We believe that our current activities, which to date have been confined to research and development efforts, do not require licensing or approval by any governmental regulatory agency. However, we are planning on performing clinical trials, which would be subject to FDA approval.  Additionally, federal, state and foreign regulations relating to crop protection products and human health applications developed through biotechnology are subject to public concerns and political circumstances, and, as a result, regulations have changed and may change substantially in the future.  Accordingly, we may become subject to governmental regulations or approvals or become subject to licensing requirements in connection with our research and development efforts. We may also be required to obtain such licensing or approval from the governmental regulatory agencies described above, or from state agencies, prior to the commercialization of our genetically transformed plants and human health technology.  In addition, our marketing partners who utilize our technology or sell products grown with our technology may be subject to government regulations.  If unfavorable governmental regulations are imposed on our technology or if we fail to obtain licenses or approvals in a timely manner, we may not be able to continue our operations.

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

Any inability to license from third parties their proprietary technologies or processes which we use in connection with the development of our technology may impair our business.

Other companies, universities and research institutions have or may obtain patents that could limit our ability to use our technology in a product candidate or impair our competitive position.  As a result, we would have to obtain licenses from other parties before we could continue using our technology in a product candidate.  Any necessary licenses may not be available on commercially acceptable terms, if at all.  If we do not obtain required licenses, we may not be able to develop our technology into a product candidate or we may encounter significant delays in development while we redesign methods that are found to infringe on the patents held by others.

Clinical trials for our human health technology will be lengthy and expensive and their outcome is uncertain

Before obtaining regulatory approval for the commercial sales of any product containing our technology, we must demonstrate through clinical testing that our technology and product containing our technology is safe and effective for use in humans.  Conducting clinical trials is a time-consuming, expensive and uncertain process and typically requires years to complete.  In our industry, the results from preclinical studies and early clinical trials often are not predictive of results obtained in later-stage clinical trials.  Some products and technologies that have shown promising results in preclinical studies or early clinical trials subsequently fail to establish sufficient safety and efficacy data necessary to obtain regulatory approval.  At any time during clinical trials we or the FDA might delay or halt any clinical trial for various reasons, including:

•                  occurrence of unacceptable toxicities or side effects;

•                  ineffectiveness of the product candidate;

•                  negative or inconclusive results from the clinical trials, or results that necessitate additional studies or clinical trials;

•                  delays in obtaining or maintaining required approvals from institutions, review boards or other reviewing entities at clinical sites;

•                  delays in patient enrollment; or

•                  insufficient funding or a reprioritization of financial or other resources.

Any failure or substantial delay in successfully completing clinical trials and obtaining regulatory approval for our product candidates could severely harm our business.

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

As of June 30, 2008, our executive officers, directors and affiliated entities together beneficially own approximately 70.7% of the outstanding shares of our common stock, assuming the exercise of options and warrants which are currently exercisable or will become exercisable within 60 days of June 30, 2008, held by these stockholders. As a result, these stockholders, acting together, will be able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders.  Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

A significant portion of our total outstanding shares of common stock may be sold in the market in the near future, which could cause the market price of our common stock to drop significantly.

As of June 30, 2008, we had 18,375,117 shares of our common stock issued and outstanding, of which approximately 5,319,639 shares are registered pursuant to a registration statement on Form S-3 and the remainder of which are either eligible to be sold under SEC Rule 144 or are in the public float.  In addition, we have registered 2,632,194 shares of our common stock underlying warrants previously issued on the Form S-3 registration statement and we registered 6,000,000 shares of our common stock underlying options granted or to be granted under our stock option plan.  Consequently, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, may have a material adverse effect on our stock price.

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

The American Stock Exchange requires us to meet minimum financial requirements in order to maintain our listing.  We have previously received notices from the American Stock Exchange that we did not meet each of Section 1003(a)(ii) of the American Stock Exchange Company Guide with shareholders’ equity of less than $4,000,000 and losses from continuing operations and/or net losses in three out of our four most recent fiscal years and Section 1003(a)(iii) of the American Stock Exchange Company Guide with shareholders’ equity less than $6,000,000 and losses from continuing operations and/or net losses in the five most recent fiscal years.  We had submitted a plan to the American Stock Exchange discussing how we intended to regain compliance with the continued listing requirements.  The American Stock Exchange had accepted our plan and had given us until March 1, 2008 to effectuate the plan and regain compliance with the continued listing requirements.  On March 12, 2008, the American Stock Exchange notified us that we have regained compliance with the continued listing requirements. As of June 30, 2008, we believe that we continue to be in compliance with the American Stock Exchange’s continued listing requirements.  However, if we are unable to continue to be in compliance with the continued listing requirements, it is possible that we will be delisted.  If we are delisted from the American Stock Exchange, our common stock likely will become a “penny stock.”  In general, regulations of the SEC define a “penny stock” to be an equity security that is not listed on a national securities exchange or the NASDAQ Stock Market and that has a market price of less than $5.00 per share or with an exercise price of less than

$5.00 per share, subject to certain exceptions.  If our common stock becomes a penny stock, additional sales practice requirements would be imposed on broker-dealers that sell such securities to persons other than certain qualified investors.  For transactions involving a penny stock, unless exempt, a broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale.  In addition, the rules on penny stocks require delivery, prior to and after any penny stock transaction, of disclosures required by the SEC.

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

As of June 30, 2008, we have granted options outside of our stock option plan to purchase 10,000 shares of our common stock and outstanding warrants to purchase 19,796,926 shares of our common stock.  In addition, as of June 30, 2008, we have reserved 6,000,000 shares of our common stock for issuance upon the exercise of options granted pursuant to our stock option plan, 3,805,600 of which have been granted, 90,000 of which have been exercised since inception, 3,715,600 of which are outstanding, and 2,194,400 of which may be granted in the future.  The exercise of these options and warrants will result in dilution to our existing stockholders and could have a material adverse effect on our stock price. In addition, any shares issued in connection with the YA Global financing or Stanford Financing, as further discussed elsewhere in this Form 10-Q, can also have a dilutive effect and a possible material adverse effect on our stock price.  The conversion price of the warrants are also subject to certain anti-dilution adjustments.  The agreements with YA Global and Stanford provide for the potential issuance of up to an additional 61,833,332 shares of our common stock.

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

Item 4.                 Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.                    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the American Stock Exchange under the symbol SNT.

The following table sets forth the range of the high and low sales price for our common stock for each of the quarters since the quarter ended September 30, 2006, as reported on the American Stock Exchange.

Quarter	Common Stock
Ended	High	Low

September 30, 2006	$1.83	$1.08
December 31, 2006	$1.40	$0.90
March 31, 2007	$1.33	$0.97
June 30, 2007	$1.69	$0.80
September 30, 2007	$1.25	$0.78
December 31, 2007	$1.05	$0.38
March 31, 2008	$1.28	$0.29
June 30, 2008	$1.99	$1.00

As of September 15, 2008, the approximate number of holders of record of our common stock was 275.  This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

We have neither paid nor declared dividends on our common stock since our inception and we do not plan to pay dividends on our common stock in the foreseeable future. We expect that any earnings, which we may realize, will be retained to finance the growth of our company.

The following table provides information about the securities authorized for issuance under our equity compensation plans as of June 30, 2008.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights and restricted stock units		Weighted-average exercise price of outstanding options, warrants and rights and restricted stock units	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	4,053,300	(1)	$1.95	1,856,700	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	4,053,300	(1)	$1.95	1,856,700	(2)

(1)   Issued pursuant to our 1998 Stock Plan.

(2)   Available for future issuance pursuant to our 1998 Stock Plan.

RECENT SALES OF UNREGISTERED SECURITIES

On August 1, 2007 and August 29, 2007, we entered into binding Securities Purchase Agreements with YA Global and Stanford to sell to each of YA Global and Stanford up to $5,000,000 of secured convertible notes and accompanying warrants for an aggregate gross proceeds of $10,000,000.  The convertible notes convert into our common stock at a fixed price of $0.90 per share subject to certain adjustments, referred to herein as the Fixed Conversion Price, for a period of two years immediately following the signing date.  After the second anniversary of the signing date, the convertible notes may convert into shares of our common stock at the lower of the fixed conversion price or 80% of the lowest daily volume-weighted average price, referred to herein as the VWAP, of our common stock during the five trading days prior to the conversion date. The maturity date of each of the convertible notes for YA Global is December 30, 2010.  The maturity date of each of the convertible notes for Stanford is December 31, 2010.  At the fixed conversion price, the number of shares of common stock issuable upon conversion of the $10,000,000 of convertible notes and shares of common stock to be issued upon exercise of the warrants represents, in the aggregate, 24,994,444 shares, plus an estimated additional 2,000,000 shares for the payment of interest in stock under the convertible notes.

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

If there is an effective registration statement for the resale of the shares underlying the convertible notes or if such shares become freely tradable under rule 144, we will have the option to force the investors to convert 50% and 100% of our then-outstanding convertible notes if our common stock price exceeds 150% and 175% of the Fixed Conversion Price, respectively, for any 20 out of 30 trading days; provided that such forced conversion meets certain conditions, referred to herein as the Call Option.  If we exercise our Call Option prior to the third anniversary of the signing date, we will issue additional warrants to the investors equal to 50% of the number of shares underlying the convertible notes subject to the forced conversion.  These warrants will be exercisable at the fixed conversion price and will have the same maturity as the other warrants issued under the YA Global Financing.

Our obligations under the convertible notes are secured by all of our and our subsidiary’s assets and intellectual property, as evidenced by the Security Agreements and the Patent Security Agreements.  Pursuant to a subordination agreement, YA Global is the senior secured creditor.

We have issued warrants to purchase an aggregate of 5,550,000 shares of our common stock to YA Global and warrants to purchase an aggregate of 8,333,333 of our common stock to Stanford.  Such warrants are exercisable six months and one day from the date of issuance until their expiration on the date that is five years from the date of issuance.  The warrants have been  issued in two series. The exercise price of the Series A warrants is $1.01 per share, and the exercise price of the Series B warrants is $0.90 per share, subject to certain adjustments.  The warrants provide a right of cashless exercise if, at the time of exercise, there is no effective registration statement registering the resale of the shares underlying the warrants.

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

The total gross proceeds from the issuance of the convertible notes and warrants is $10,000,000 before payment of 3.25% of the purchase price in commissions to Wainwright & Co., Inc., referred to herein as the Placement Agent.  We have issued to the Placement Agent warrants to purchase 7% of the purchase price, or 777,777 shares, of our common stock with similar terms to the warrants that have been and will be issued to the investors.  We have paid YA Global and Stanford a non-refundable structuring/due diligence fee of $30,000 each.  We have also paid YA Global a commitment fee of 5% and Stanford a commitment fee of 7% of their respective purchase prices.

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

Specifics of Stanford Financing

Pursuant to the YA Global Securities Purchase Agreement, we have issued three convertible notes in the aggregate amount of $5,000,000 and Series A warrants in the aggregate amount of 4,166,666 shares and Series B warrants in the aggregate amount of 4,166,667 shares each on December 20, 2007 and June 30, 2008.

The convertible notes and warrants issued to Stanford will be subject to a maximum cap of 31,888,888 on the number of shares of our common stock that can be issued upon the conversion of the convertible notes and the exercise of the warrants.

The costs associated with the issuances to YA Global and Stanford in the amount of $1,291,427, $639,645 of which represent the black-scholes value of the warrants issued to the placement agent, have been recorded as deferred financing costs and are being amortized ratably over the term of the convertible notes.

PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the AMEX Market Value (U.S.) Index and the RDG Microcap Biotechnology Index for the period beginning July 1, 2003 and ending on the last day of our last completed fiscal year. The stock performance shown on the graph below is not indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Senesco Technologies, Inc., The AMEX Composite Index

And The RDG MicroCap Biotechnology Index

*$100 invested on 6/30/03 in stock & index-including reinvestment of dividends.

Fiscal year ending June 30.

	7/1/03	6/30/04	6/30/05	6/30/06	6/30/07	6/30/08

Senesco Technologies, Inc.	$100.00	$148.58	$84.43	$89.62	$54.25	$87.26
AMEX Market Value (U.S.) Index	$100.00	$128.79	$165.82	$204.19	$253.70	$243.41
RDG Microcap Biotechnology Index	$100.00	$97.45	$71.24	$59.29	$40.60	$19.01

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

SELECTED FINANCIAL DATA

	Year Ended June 30,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$457	$300	$67	$125	$17
Operating expenses:
General and administrative	2,291	2,413	1,920	2,030	2,907
Research and development	1,765	1,208	1,566	1,417	1,147
Total operating expenses	4,056	3,621	3,486	3,447	4,054
Loss from operations	(3,599)	(3,321)	(3,419)	(3,322)	(4,037)
Noncash income	—	—	—	136	186
Sale of state income tax loss - net	—	—	—	153	91
Amortization of debt discount and financing costs	(668)	—	—	—	—
Interest expense – convertible notes	(434)	—	—	—	—
Interest income, net	100	69	104	54	33
Net loss	$(4,601)	$(3,252)	$(3,315)	$(2,979)	$(3,727)
Basic and diluted net loss per common share	$(.26)	$(.19)	$(.21)	$(.21)	$(.29)
Basic and diluted weighted average number of common shares outstanding	17,660	16,917	15,469	14,054	12,668

Balance Sheet Data:
Cash, cash equivalents and investments	$6,176	$658	$1,168	$4,481	$4,136
Working capital	5,673	259	859	3,959	3,840
Total assets	10,643	3,322	3,535	6,113	5,211
Accumulated deficit	(30,223)	(25,622)	(22,370)	(19,055)	(16,076)
Total stockholders’ equity	9,836	2,690	2,952	5,590	4,731

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

Overview

We are a development stage company.  We do not expect to generate significant revenues for approximately the next one to three years, during which time we will engage in significant research and development efforts.  However, we have entered into nine agricultural license agreements to develop and commercialize our technology in corn, soy, cotton, rice, canola, lettuce, melons, trees, alfalfa, bedding plants, turf grass, and ethanol.  Eight of the licenses provide for upfront payments, milestone payments and royalty payments to us upon commercial introduction.  The ethanol license provides for annual payments for each of the licensee’s ethanol production facilities that incorporates our technology.  We also have entered into a joint venture to develop and commercialize our technology in banana plants.  In connection with the joint venture, we will receive 50% of the profits from the sale of enhanced banana plants.

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

Our human health research program, which has consisted of pre-clinical in-vitro and in-vivo experiments designed to assess the role and method of action of the Factor 5A genes in human diseases, is performed by approximately thirteen third party researchers at our direction, at the University of Waterloo, Mayo Clinic and the University of Virginia.

Our primary human health initiative is to advance our technology for the potential treatment of multiple myeloma with the goal of initiating a clinical trial.  In connection with the potential clinical trial, we have engaged a CRO to assist us through the process.  We have also determined the delivery system for our technology, contracted for the supply of pharmaceutical grade materials to be used in toxicology and human studies and have contracted with a third party laboratory to conduct toxicoly studies,  Together with the assistance of our CRO, we will have the toxicology studies performed with the goal of filing an investigational new drug application, or IND application, with the U.S. Food and Drug Administration, or FDA, for the review and consideration in order to initiate a clinical trial..  We estimate that it will take less than eighteen months to complete these objectives.

Our preclinical human health research has yielded data that we have presented to various biopharmaceutical companies that may be prospective licensees for the development and marketing of potential applications for our technology.

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

Valuation Allowances and Carrying Values

We have recorded valuation allowances against our entire deferred tax assets of $9,152,000 at June 30, 2008 and $7,719,000 at June 30, 2007.  The valuation allowances relate primarily to the net operating loss carryforward deferred tax asset where the tax benefit of such asset is not assured.

As of June 30, 2008 and 2007, we have determined that the estimated future discounted cash flows related to our patent applications will be sufficient to recover their carrying value.

We have determined that we are receiving the economic benefit of the agricultural patent applications as well as all of the issued patents and are amortizing the agricultural patent application costs and all of the issued patents over seventeen years on a straight-line basis.

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

The fair value of each stock option and warrant is estimated on the date of grant using the Black-Scholes option-pricing model.  Expected volatility is based on the historical volatility of our stock and of similar companies.  The expected term of stock options and warrants granted is based upon the simplified method whereby expected term is calculated using the weighted average term of the vesting period of such options and warrants.  The expected term is calculated for and applied to all groups of stock options and warrants as we do not expect substantially different exercise or post-vesting termination behavior amongst our employee population.  The risk-free rate of stock options is based on the U.S. Treasury rate in effect at the time of grant for the expected term of the stock options and warrants.  Expected forfeitures are based on historical data.

In connection with our Short-Term and Long-Term incentive plans, our management reviews the specific goals of such plans to determine if such goals have been achieved or are probable that they will be achieved.  If the goals have been achieved or are probable of being achieved, then the amount of compensation expense determined on the date of grant related to those specific goals is charged to compensation expense at such time.

Convertible Notes

During the year we issued convertible notes and warrants for gross proceeds in the amount of $10,000,000.  The proceeds have been allocated between convertible notes and warrants based upon their fair values, whereby the fair value of the warrants have been determined using the Black-Scholes model.  The remaining amounts were allocated to the beneficial conversion feature based upon the effective conversion price compared to the fair value of the common stock on the date of issuance of the convertible notes and warrants.  As such, all of the proceeds of the convertible notes and warrants were recorded as equity.  The convertible notes are being amortized to interest expense using the effective yield method over the term of the notes.

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

Liquidity and Capital Resources

Overview

As of June 30, 2008, our cash balance and investments totaled $6,176,985, and we had working capital of $5,673,107.  As of June 30, 2007, we had a federal tax loss carryforward of approximately $19,924,000 and a state tax loss carry-forward of approximately $12,565,000 to offset future taxable income. We cannot assure you that we will be able to take advantage of any or all of such tax loss carryforwards, if at all, in future fiscal years.

Contractual Obligations

The following table lists our cash contractual obligations as of June 30, 2008:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Research and Development Agreements (1)	$1,103,707	$1,103,707	$—	$—	$—
Facility, Rent and Operating Leases (2)	$231,496	$78,508	$152,988	$—	$—
Employment, Consulting and Scientific Advisory Board Agreements (3)	$817,040	$752,846	$64,194	$—	$—
Total Contractual Cash Obligations	$2,152,243	$1,935,061	$217,182	$—	$—

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

Effective September 1, 2008, we extended our research and development agreement with the University of Waterloo for an additional one-year period through August 31, 2009, in the amount of CAD $735,000 or approximately USD $735,000, which is not included in the above table of contractual obligations. Research and development expenses under this agreement aggregated $730,960 for the year ended June 30, 2008 and USD $568,872 for the year ended June 30, 2007 and USD $4,627,264 for the cumulative period from inception through June 30, 2008. Total research and development expenses aggregated $1,764,426 for the year ended June 30, 2008 and $1,208,321 for the year ended June 30, 2007 and $9,957,595 for the cumulative period from inception through June 30, 2008.

Capital Resources

Since inception, we have generated revenues of $1,175,000 in connection with the initial fees and milestone payments received under our license and development agreements.  We have not been profitable since inception, we will continue to incur additional operating losses in the future, and we will require additional financing to continue the development and subsequent commercialization of our technology.  While we do not expect to generate significant revenues from the licensing of our technology for at least the next one to three years, we may enter into additional licensing or other agreements with marketing and distribution partners that may result in additional license fees, receive revenues from contract research, or other related revenue.

License Agreements

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

Financing

As discussed in Part II, Item 5, Recent Sales of Unregistered Securities, in this Annual Report on Form 10-K, on August 1, 2007 and August 29, 2007, we entered into binding Securities Purchase Agreements with YA Global and Stanford and have sold to each of YA Global and Stanford $5,000,000 of secured convertible notes and accompanying warrants for aggregate gross proceeds in the amount of $10,000,000.

We anticipate that, based upon our current cash and investments, we will be able to fund our operations for the next thirteen months from June 30, 2008.  Over the next twelve months from June 30, 2008, we plan to fund our research and development and commercialization activities by:

•                       utilizing our current cash balance and investments,

•                       achieving some of the milestones set forth in our current licensing agreements,

•                       through the execution of additional licensing agreements for our technology, and

•                       through the placement of equity or debt instruments.

We cannot assure you that we will be able to raise money through any of the foregoing transactions, or on favorable terms, if at all.

Results of Operations

Fiscal Years ended June 30, 2008, 2007 and 2006

Revenue

Total revenues consisted of initial fees and milestone payments on our agricultural development and license agreements.  During the year ended June 30, 2008, we earned revenue in the amount of $456,667 and during the year ended June 30, 2007, we earned revenue in the amount of $300,000.  Such revenue consisted of initial payments, current milestone payments, and the amortized portion of previous milestone payments in connection with certain license agreements.  During the year ended June 30, 2006, we earned revenue in the amount of $66,666 consisted of current milestone payments and the amortized portion of previous milestone payments in connection with certain license agreements.

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

Operating expenses

	Year Ended June 30,
	2008	2007	Change	%	2007	2006	Change	%
	(In thousands, except % values)
General and administrative	$2,291	$2,413	$(122)	(5)%	$2,413	$1,920	$493	26%
Research and development	1,765	1,208	557	46%	1,208	1,566	(358)	(23)%
Total operating expenses	$4,056	$3,621	$435	12%	$3,621	$3,486	$135	4%

We expect operating expenses to increase over the next twelve months as we anticipate that research and development expenses and other general and administrative expenses will increase as we continue to expand our research and development activities.

General and administrative expenses

General and administrative expenses consist of the following:

	Year ended June 30,
	2008	2007	2006
	(In thousands)
Stock-based compensation	$749	$910	$488
Payroll and benefits	669	616	607
Investor relations	305	278	341
Professional fees	261	217	211
Depreciation and amortization	97	166	40
Other general and administrative expenses	210	226	233

Total general and administrative expenses	$2,291	$2,413	$1,920

•                  Stock-based compensation consists primarily of the amortized portion of the Black-Scholes value of options and warrants granted to consultants, directors and employees as well as the value of restricted stock units granted to employees. During Fiscal 2008 and 2007, there were 1,069,600 and 240,000 options granted to such directors, employees and consultants and 1,000 and 2,500 warrants granted to a consultant. Additionally, during Fiscal 2008 and Fiscal 2007, 1,500,000 warrants were extended and repriced in connection with a financial advisory agreement.  Also, during Fiscal 2008 there were 337,700 restricted stock units granted to employees under our short-term and long-term stock incentive programs, of which, 112,700 restricted stock units have been issued under the short-term incentive plan.

Stock-based compensation was lower in Fiscal 2008 due to the extension and repricng of warrants in connection with a financial advisory agreement, The Black-Scholes value of the extension and repricing of warrants amounted to $385 in Fiscal 2008 compared with $683 in Fiscal 2007.  This was partially offset by an increase in the Black-Scholes value of the options and warrants granted during Fiscal 2008 compared to the Black-Scholes value of the options and warrants granted during Fiscal 2007 because we granted more options during Fiscal 2008.

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

•                  Investor relations expense for Fiscal 2008 is higher than Fiscal 2007 primarily as a result of an increase in the cost of the annual report due to the inclusion of additional disclosure and the services of a proxy solicitor.

Investor relations expense for Fiscal 2007 is lower than Fiscal 2006 primarily as a result of a decrease in the amount of consulting fees incurred.

•                  Professional fees increased during Fiscal 2008 compared to Fiscal 2007 primarily as a result of an increase in accounting and legal fees in connection with the additional disclosure included in the annual report.

Professional fees increased during Fiscal 2007 compared to Fiscal 2006 primarily as a result of an increase in accounting fees which was partially offset by a decrease in legal fees.

•                  Depreciation and amortization decreased during Fiscal 2008 compared to Fiscal 2007 primarily as a result of a decrease in amortization of patent costs.  During Fiscal 2008, we did not amortize the cost of our human health pending patent applications.

Depreciation and amortization increased during Fiscal 2007 compared to Fiscal 2006 primarily as a result of an increase in amortization of patent costs.  During Fiscal 2007, we began amortizing the cost of our pending patent applications.

We expect general and administrative expenses to modestly increase over the next twelve months primarily due to general price increases in the cost of services.

Research and development expenses

	Year Ended June 30,
	2008	2007	Change	%	2007	2006	Change	%
	(In thousands, except % values)
Stock-based compensation	$148	$60	$88	147%	$60	$189	$(129)	(68)%
Other research and development	1,617	1,148	469	41%	1,148	1,377	(229)	(17)%
Total research and development	$1,765	$1,208	$557	46%	$1,208	$1,566	$(358)	(23)%

•                  Stock-based compensation increased during Fiscal 2008 compared to Fiscal 2007 primarily because the Black-Scholes calculated fair value of the options and warrants granted during Fiscal 2008 were higher than Fiscal 2007 because the number of options granted were higher in Fiscal 2008.

Stock-based compensation decreased during Fiscal 2007 compared to Fiscal 2006 primarily because the Black-Scholes calculated fair value of the options and warrants granted during Fiscal 2007 were lower than Fiscal 2006 because the market price of the common stock on the date of grant in Fiscal 2007 was lower than the market price of the common stock on the date of grant in Fiscal 2006.

•                  Other research and development costs increased during Fiscal 2008 compared to Fiscal 2007 primarily as a result of the initiation of our multiple myeloma project during Fiscal 2008.  Additionally, the budget in connection with the research agreement with the University of Waterloo was increased and the U.S. dollar was weaker against the Canadian dollar.

Other research and development costs decreased during Fiscal 2007 compared to Fiscal 2006 primarily as a result of a reduction of the budget in connection with the research agreement with the University of Waterloo as well as the completion of certain human health research programs being performed at certain universities.

The breakdown of our research and development expenses between our agricultural and human health research programs are as follows:

	Year ended June 30,
	2008	%	2007	%	2006	%
	(In thousands, except % values)
Agricultural research programs	$771	44%	$701	58%	$813	52%
Human health research programs	994	56%	507	42%	753	48%
Total research and development expenses	$1,765	100%	$1,208	100%	$1,566	100%

•                  Agricultural research expenses increased during Fiscal 2008 compared to Fiscal 2007 primarily as a result of an increase in the budget in connection with our research agreement at the University of Waterloo, an increase in stock-based compensation, and the U.S. dollar was weaker against the Canadian dollar.

Agricultural research expenses decreased during Fiscal 2007 compared to Fiscal 2006 primarily as a result of a decrease in the budget in connection with our research agreement at the University of Waterloo and a decrease in stock-based compensation.

•                  Human health research expenses increased during Fiscal 2008 compared to Fiscal 2007 primarily as a result of the initiation of the multiple myeloma project.

Human health research expenses increased during Fiscal 2007 compared to Fiscal 2006 primarily as a result of the completion of certain human health research programs being performed at certain universities.

We expect the percentage of human health research programs to increase as a percentage of the total research and development expenses as we continue to expand our human health initiatives.

Amortization of debt discount and financing costs

During Fiscal 2008, we issued $10,000,000 in convertible notes and warrants.  The net proceeds of those notes and warrants were recorded as equity.  The discount on the convertible notes is being amortized using the effective yield method over the term of the convertible notes.  The related costs of issuance were recorded as deferred financing costs and are amortized on a straight line basis over the term of the convertible notes.

Interest expense – convertible notes

Interest expense – convertible notes represents the fair value of the common stock issued in lieu of paying cash for the 8% coupon rate of interest related to the convertible notes issued during Fiscal 2008.

                                                Interest income

	Year Ended June 30,
	2008	2007	Change	%	2007	2006	Change	%
	(In thousands, except % values)
Interest income	$100	$69	$31	45%	$69	$105	$(36)	(34)%

The increase in interest income for Fiscal 2008 compared to Fiscal 2007 is due to a higher average cash and investments balance during the year.

The decrease in interest income for Fiscal 2007 compared to fiscal 2006 is due to a lower average cash and investments balance during the year, which was partially offset by higher interest rates.

From Inception on July 1, 1998 through June 30, 2008

From inception of operations on July 1, 1998 through June 30, 2008, we earned revenues in the amount of $1,175,000, which consisted of the initial license fees and milestone payments in connection with our various development and license agreements.  We do not expect to generate significant revenues for at least the next one to three years, during which time we will engage in significant research and development efforts.

We have incurred losses each year since inception and have an accumulated deficit of $30,223,030 at June 30, 2008.  We expect to continue to incur losses as a result of expenditures on research, product development and administrative activities.

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

Item 9.                                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                          Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K.  Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures were adequate and effective.

Internal Control Over Financial Reporting

Our company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our company’s principle executive and principal financial officers and effected by our company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S. and includes those policies and procedures that:

•                  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company;

•                  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorization of management and directors of our company; and

•                  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our company’s internal control over financial reporting as of June 30, 2008.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

Based on this assessment, management has concluded that, as of June 30, 2008 our company’s internal control over financial reporting is effective.

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting, pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal year ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on the Effectiveness of Controls

Our company’s management, including its chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within an organization have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements, due to error or fraud may occur and not be detected.

Item 9B.                          Other Information.

None.

PART III

Item 10.                            Directors, Executive Officers and Corporate Governance.

The information relating to our directors, nominees for election as directors and executive officers under the headings “Election of Directors” and “Executive Officers” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 11.                            Executive Compensation.

The discussion under the heading “Executive Compensation” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 12.                            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The discussion under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 13.                            Certain Relationships and Related Transactions, and Director Independence.

The discussion under the heading “Certain Relationships and Related Transactions” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 14.                            Principal Accounting Fees and Services.

The discussion under the heading “Principal Accountant Fees and Services” in our definitive proxy statement for the 2008 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 15.                            Exhibits and Financial Statement Schedules.

(a)                                  (1)                                  Financial Statements.

Reference is made to the Index to Financial Statements on Page F-1.

(a)                                  (2)                                  Financial Statement Schedules.

None.

(a)                                  (3)                                  Exhibits.

Reference is made to the Exhibit Index on Page F-38.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 26th day of September 2008.

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

Signature	Title	Date

/s/ Ruedi Stalder	Chairman and Director	September 26, 2008
Ruedi Stalder

/s/ Bruce C. Galton	President and Chief Executive	September 26, 2008
Bruce C. Galton	Officer (principal executive officer)
and Director

/s/ Joel Brooks	Chief Financial Officer and Treasurer	September 26, 2008
Bruce C. Galton	(principal financial and accounting officer)

/s/ John E. Thompson	Executive Vice President, Chief	September 26, 2008
John E. Thompson	Scientific Officer and Director

/s/ Christopher Forbes	Director	September 26, 2008
Christopher Forbes

/s/ Thomas C. Quick	Director	September 26, 2008
Thomas C. Quick

/s/ David Rector	Director	September 26, 2008
David Rector

/s/ Jack Van Hulst	Director	September 26, 2008
Jack Van Hulst

/s/ John Braca	Director	September 26, 2008
John Braca

SENESCO TECHNOLOGIES, INC.

  AND SUBSIDIARY

(a development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(a development stage company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Senesco Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Senesco Technologies, Inc. and Subsidiary (a development stage company) as of June 30, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended and cumulative amounts from July 1, 1998 (inception) to June 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements for the period from July 1, 1998 (inception) to June 30, 2007 were audited by other auditors and our opinion, insofar as it relates to cumulative amounts included for such periods, is based solely on the reports of such auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Senesco Technologies, Inc. and Subsidiary as of June 30, 2008, and the results of their operations and their cash flows for the year then ended and cumulative amounts from July 1, 1998 (inception) to June 30, 2008, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of Senesco Technologies, Inc.’s internal control over financial reporting as of June 30, 2008, included in the accompanying Item 9A. Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP
New York, New York

September 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Senesco Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Senesco Technologies, Inc. and Subsidiary (a development stage company) as of June 30, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2007 and cumulative amounts from July 1, 1998 (inception) to June 30, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Senesco Technologies, Inc. and Subsidiary as of June 30, 2007, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2007 and cumulative amounts from July 1, 1998 (inception) to June 30, 2007 in conformity with United States generally accepted accounting principles.

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

GOLDSTEIN GOLUB KESSLER LLP

New York, New York

September 26, 2007

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(a development stage company)

CONSOLIDATED BALANCE SHEET

	June 30,
	2008	2007

ASSETS
Current Assets:
Cash and cash equivalents	$5,676,985	$408,061
Short-term investments	500,000	250,000
Prepaid expenses and other current assets	180,556	104,526
Total current assets	6,357,541	762,587

Property and Equipment, net	5,459	7,526
Intangibles, net	3,213,543	2,544,447
Deferred Financing Costs, net of amortization of $168,706	1,059,230	—
Deferred Income Tax Asset, net of valuation allowance of $9,152,000 and $ 7,719,000, respectively	—	—
Security Deposit	7,187	7,187
Total Assets	$10,642,960	$3,321,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$370,167	$109,258
Accrued expenses	314,267	377,359
Deferred revenue	—	16,667
Total current liabilities	684,434	503,284

Convertible Notes Payable, net of discount of $9,499,943	57	—
Grant Payable	99,728	99,728
Other Liability	23,062	29,196
Total liabilities	807,281	632,208

Commitments

Stockholders’ Equity:
Preferred stock - $0.01 par value; authorized 5,000,000 shares, no shares issued	—	—
Common stock - $0.01 par value; authorized 100,000,000 and 60,000,000 shares, respectively, issued and outstanding 18,375,117 and 17,473,694, respectively	183,751	174,737
Capital in excess of par	39,874,958	28,136,342
Deficit accumulated during the development stage	(30,223,030)	(25,621,540)
Stockholders’ equity	9,835,679	2,689,539
Total Liabilities and Stockholders’ Equity	$10,642,960	$3,321,747

See Notes to Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(a development stage company)

CONSOLIDATED STATEMENT OF OPERATIONS

				Cumulative
	Year ended June 30,			Amounts from
	2008	2007	2006	Inception

Revenue	$456,667	$300,000	$66,666	$1,175,000

Operating expenses:
General and administrative	2,291,263	2,412,679	1,919,740	21,725,456
Research and development	1,764,426	1,208,321	1,566,267	9,957,595

Total operating expenses	4,055,689	3,621,000	3,486,007	31,683,051

Loss from operations	(3,599,022)	(3,321,000)	(3,419,341)	(30,508,051)

Noncash income	—	—	—	321,259

Sale of state income tax loss - net	—	—	—	586,442

Amortization of debt discount and financing costs	(668,763)	—	—	(668,763)

Interest expense – convertible notes	(434,154)	—	—	(434,154)

Interest income - net	100,449	69,303	104,456	480,237

Net loss	$(4,601,490)	$(3,251,697)	$(3,314,885)	$(30,223,030)

Basic and diluted net loss per common share	$(.26)	$(.19)	$(.21)	—

Basic and diluted weighted-average number of common shares outstanding	17,660,466	16,916,918	15,469,881	—

See Notes to Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Period from July 1, 1998 (date of inception) to June 30, 2008

				Deficit
				Accumulated	Total
	Common Stock		Capital	During the	Stockholders’
	Number of		in Excess	Development	Equity
	Shares	Amount	of Par	Stage	(Deficiency)

Common stock outstanding	2,000,462	$20,005	$(20,005)	—	—
Contribution of capital	—	85,179	—	—	$85,179
Issuance of common stock in reverse merger on January 22, 1999 at $0.01 per share	3,400,000	34,000	(34,000)	—	—
Issuance of common stock for cash on May 21, 1999 for $2.63437 per share	759,194	7,592	1,988,390	—	1,995,982
Issuance of common stock for placement fees on May 21, 1999 at $0.01 per share	53,144	531	(531)	—	—
Net loss	—	—	—	$(1,168,995)	(1,168,995)
Balance at June 30, 1999	6,212,800	62,128	2,019,033	(1,168,995)	912,166
Issuance of common stock for cash on January 26, 2000 for $2.867647 per share	17,436	174	49,826	—	50,000
Issuance of common stock for cash on January 31, 2000 for $2.87875 per share	34,737	347	99,653	—	100,000
Issuance of common stock for cash on February 4, 2000 for $2.924582 per share	85,191	852	249,148	—	250,000
Issuance of common stock for cash on March 15, 2000 for $2.527875 per share	51,428	514	129,486	—	130,000
Issuance of common stock for cash on June 22, 2000 for $1.50 per share	1,471,700	14,718	2,192,833	—	2,207,551
Commissions, legal and bank fees associated with issuances for the year ended June 30, 2000	—	—	(260,595)	—	(260,595)
Fair market value of options and warrants granted and vested during the year ended June 30, 2000	—	—	1,475,927	—	1,475,927
Net loss	—	—	—	(3,346,491)	(3,346,491)
Balance at June 30, 2000	7,873,292	78,733	5,955,311	(4,515,486)	1,518,558

(continued)

See Notes to Consolidated Financial Statements

				Deficit
				Accumulated	Total
	Common Stock		Capital	During the	Stockholders’
	Number of		in Excess	Development	Equity
	Shares	Amount	of Par	Stage	(Deficiency)

Fair market value of options and warrants granted and vested during the year ended June 30, 2001	—	—	$308,619	—	$308,619
Net loss	—	—	—	$(2,033,890)	(2,033,890)
Balance at June 30, 2001	7,873,292	$78,733	6,263,930	(6,549,376)	(206,713)
Issuance of common stock and warrants for cash from November 30, 2001 through April 17, 2002 at $1.75 per unit	3,701,430	37,014	6,440,486	—	6,477,500
Issuance of common stock and warrants associated with bridge loan conversion on December 3, 2001	305,323	3,053	531,263	—	534,316
Commissions, legal and bank fees associated with issuances for the year ended June 30, 2002	—	—	(846,444)	—	(846,444)
Fair market value of options and warrants granted and vested during the year ended June 30, 2002	—	—	1,848,726	—	1,848,726
Net loss	—	—	—	(3,021,709)	(3,021,709)
Balance at June 30, 2002	11,880,045	118,800	14,237,961	(9,571,085)	4,785,676
Fair market value of options and warrants granted and vested during the year ended June 30, 2003	—	—	848,842	—	848,842
Net loss	—	—	—	(2,778,004)	(2,778,004)
Balance at June 30, 2003	11,880,045	118,800	15,086,803	(12,349,089)	2,856,514
Issuance of common stock and warrants for cash from January 15, 2004 through February 12, 2004 at $2.37 per unit	1,536,922	15,369	3,627,131	—	3,642,500
Allocation of proceeds to warrants	—	—	(2,099,090)		(2,099,090)
Reclassification of warrants	—	—	1,913,463	—	1,913,463
Commissions, legal and bank fees associated with issuances from January 15, 2004 through February 12, 2004	—	—	(378,624)	—	(378,624)

(continued)

See Notes to Consolidated Financial Statements

				Deficit
				Accumulated	Total
	Common Stock		Capital	During the	Stockholders’
	Number of		in Excess	Development	Equity
	Shares	Amount	of Par	Stage	(Deficiency)

Fair market value of options and warrants vested during the year ended June 30, 2004	—	—	$1,826,514	—	$1,826,514
Options and warrants exercised during the year ended June 30, 2004 at exercise prices ranging from $1.00 - $3.25	370,283	$3,704	692,945	—	696,649
Net loss	—	—	—	$(3,726,951)	(3,726,951)
Balance at June 30, 2004	13,787,250	137,873	20,669,142	(16,076,040)	4,730,975
Issuance of common stock and warrants for cash on May 9, 2005 at $2.11 per unit	1,595,651	15,957	3,350,872	—	3,366,829
Allocation of proceeds to warrants	—	—	(1,715,347)	—	(1,715,347)
Reclassification of warrants	—	—	1,579,715	—	1,579,715
Commissions, legal and bank fees associated with issuance on May 9, 2005	—	—	(428,863)	—	(428,863)
Fair market value of options and warrants vested during the year ended June 30, 2005	—	—	974,235	—	974,235
Options and warrants exercised during the year ended June 30, 2005 at exercise prices ranging from $1.50 - $3.25	84,487	844	60,281	—	61,125
Net loss	—	—	—	(2,978,918)	(2,978,918)
Balance at June 30, 2005	15,467,388	154,674	24,490,035	(19,054,958)	5,589,751
Fair market value of options and warrants vested during the year ended June 30, 2006	—	—	677,000	—	677,000
Warrants exercised during the year ended June 30, 2006 at an exercise price of $0.01	10,000	100	—	—	100
Net loss	—	—	—	(3,314,885)	(3,314,885)
Balance at June 30, 2006	15,477,388	154,774	25,167,035	(22,369,843)	2,951,966

(continued)

See Notes to Consolidated Financial Statements

				Deficit
				Accumulated	Total
	Common Stock		Capital	During the	Stockholders’
	Number of		in Excess	Development	Equity
	Shares	Amount	of Par	Stage	(Deficiency)

Issuance of common stock and warrants for cash on October 10, 2006 at $1.135 per unit	1,986,306	$19,863	$2,229,628	—	$2,249,491
Commissions, legal and bank fees associated with issuance on October 10, 2006	—	—	(230,483)	—	(230,483)
Warrants exercised during the year ended June 30, 2007 at an exercise price of $0.01	10,000	100	—	—	100
Fair market value of options and warrants vested during the year ended June 30, 2007	—	—	970,162	—	970,162
Net loss	—	—	—	$(3,251,697)	(3,251,697)
Balance at June 30, 2007	17,473,694	174,737	28,136,342	(25,621,540)	2,689,539
Allocation of proceeds, net of fees paid to holder, from issuance of convertible notes and warrants during the year ended June 30, 2008	—	—	9,340,000	—	9,340,000
Convertible notes converted into common stock during the year ended June 30, 2008, net of deferred financing costs	555,556	5,556	430,952	—	436,508
Issuance of common stock in lieu of cash payment for interest during the year ended June 30, 2008	345,867	3,458	430,696	—	434,154
Fair market value of options and warrants vested during the year ended June 30, 2008	—	—	1,536,968	—	1,536,968
Net loss	—	—	—	(4,601,490)	(4,601,490)
Balance at June 30, 2008	18,375,117	$183,751	$39,874,958	$(30,223,030)	$9,835,679

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(a development stage company)

CONSOLIDATED STATEMENT OF CASH FLOWS

				Cumulative
	Year ended June 30,			Amounts from
	2008	2007	2006	Inception
Cash flows from operating activities:
Net loss	$(4,601,490)	$(3,251,697)	$(3,314,885)	$(30,223,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash capital contribution	—	—	—	85,179
Noncash conversion of accrued expenses into equity	—	—	—	131,250
Noncash income related to change in fair value of warrant liability	—	—	—	(321,259)
Issuance of common stock and warrants for interest	434,154	—	—	443,469
Share-based compensation expense	897,321	970,162	677,000	9,696,097
Depreciation and amortization	96,847	166,172	40,112	460,688
Amortization of convertible note discount	500,057	—	—	500,057
Amortization of deferred financing costs	168,706	—	—	168,706
(Increase) decrease in operating assets:
Prepaid expenses and other current assets	(76,030)	35,058	16,960	(180,556)
Security deposit	—	—	—	(7,187)
Increase (decrease) in operating liabilities:
Accounts payable	260,909	31,563	(139,874)	370,167
Accrued expenses	(63,092)	47,475	149,882	314,267
Deferred revenue	(16,667)	(25,000)	8,334	—
Other liability	(6,134)	(5,222)	32,082	23,062
Net cash used in operating activities	(2,405,419)	(2,031,489)	(2,530,389)	(18,539,090)
Cash flows from investing activities:
Patent costs	(761,093)	(495,852)	(792,069)	(3,506,800)
Redemption (purchase) of investments, net	(250,000)	600,000	3,339,395	(500,000)
Purchase of property and equipment	(2,783)	(2,179)	—	(172,890)
Net cash provided by (used in) investing activities	(1,013,876)	101,969	2,547,326	(4,179,690)
Cash flows from financing activities:
Proceeds from grant	—	—	9,578	99,728
Proceeds from issuance of bridge notes	—	—	—	525,000
Proceeds from issuance of convertible notes	9,340,000	—	—	9,340,000
Deferred financing costs	(651,781)	—	—	(651,781)
Proceeds from issuance of common stock and warrants, net and exercise of warrants and options	—	2,019,108	100	19,082,818
Net cash provided by financing activities	8,688,219	2,019,108	9,678	28,395,765
Net increase in cash and cash equivalents	5,268,924	89,588	26,615	5,676,985
Cash and cash equivalents at beginning of period	408,061	318,473	291,858	—
Cash and cash equivalents at end of period	$5,676,985	$408,061	$318,473	$5,676,985

See Notes to Consolidated Financial Statements

				Cumulative
	Year ended June 30,			Amounts from
	2008	2007	2006	Inception

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—	$—	$22,317
Supplemental schedule of noncash financing activity:
Conversion of bridge notes into common stock	$—	$—	$—	$534,316
Conversion of convertible note into common stock, net of unamortized financing costs of $63,492	$500,000	$—	$—	$500,000
Allocation of convertible debt proceeds to warrants and beneficial conversion feature	$9,340,000	$—	$—	$9,340,000
Warrants issued for financing costs	$639,645	$—	$—	$639,645
Issuance of common stock for interest payments on convertible notes	$434,154	$—	$—	$443,469

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

The Company is a development stage biotechnology company whose mission is to develop novel approaches to treat programmed cell death diseases in humans (apoptosis), and to enhance the quality and productivity of fruits, flowers, vegetables and agronomic crops through the control of cell death in plants (senescence).

SI, a New Jersey corporation, was incorporated on November 24, 1998 and is the successor entity to Senesco, L.L.C., a New Jersey limited liability company that was formed on June 25, 1998 but commenced operations on July 1, 1998.

Liquidity

The Company has a limited operating history and limited assets and capital and has incurred losses each year since inception. The Company has generated minimal revenues by licensing its technology for certain crops to companies willing to share in its development costs. In addition, the Company’s technology may not be ready for commercialization for several years. The Company expects to continue to incur losses for the next several years because it anticipates that its expenditures on research and development, and administrative activities will significantly exceed its revenues during that period. The Company cannot predict when, if ever, it will become profitable.

The Company’s operations to date have required significant cash expenditures. The Company’s future capital requirements will depend on the results of its research and development activities, preclinical and clinical studies, and competitive and technological advances.

The Company may not be able to obtain adequate funds for its operations when needed or on acceptable terms. If the Company is unable to raise additional funds, it will need to do one or more of the following:

•      delay, scale-back or eliminate some or all of its research and product development programs;

•      license third parties to develop and commercialize products or technologies that it would otherwise seek to develop and commercialize itself;

•      seek strategic alliances or business combinations;

•      attempt to sell the Company;

•      cease operations; or

•      declare bankruptcy.

Cash, Cash Equivalents and Investments

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

The Company invests in United States treasury notes and high-grade corporate debt instruments. Based on the Company’s intentions regarding these instruments, the Company has classified all marketable debt securities as held-to-maturity and has accounted for these investments at amortized cost. Marketable securities maturing in one year or less are classified as current assets.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the assets.

Intangibles

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

The length of time that it takes for an initial patent application to be approved is generally between four to six years. However, due to the unique nature of each patent application, the actual length of time may vary. If a patent application is denied, the associated cost of that application would be written off. However, the Company has not had any patent applications denied as of June 30, 2008. Additionally, should a patent application become impaired during the application process, the Company would write down or write off the associated cost of that patent application.

Issued patents and agricultural patent applications pending are being amortized over a period of 17 years, the expected economic life of the patent.

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

If the Company’s review determines that the future discounted cash flows related to these assets will not be sufficient to recover their carrying value, the Company will reduce the carrying values of these assets down to its estimate of fair value and continue amortizing them over their remaining useful lives. To date, the Company has not recorded any impairment of

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

intangible assets.

Deferred Financing Costs

Deferred financing costs represent the costs related to the placement of convertible notes during the year ended June 30, 2008. Such costs are being amortized ratably over the term of the convertible notes, (see Note 7).

Deferred Income Tax Asset

Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are measured using enacted rates expected to apply when the differences are expected to be realized.

Deferred Revenue and Revenue Recognition

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

Convertible Notes

During the year ended June 30, 2008, the Company issued $10,000,000 of convertible notes and warrants. The proceeds of the convertible notes and warrants have been allocated between the convertible notes and warrants based upon their fair values whereby the fair value for the warrants have been determined using the Black-Scholes model. Additional amounts were allocated to the beneficial conversion feature based upon the effective conversion price compared to the fair value of the common stock on the date of issuance of the convertible notes and warrants. Debt discount associated with the Convertible Notes is amortized to interest expense, using the effective yield method, over the remaining life of the Convertible Notes. Upon conversion of the Convertible Notes into Common Stock, any unamortized debt discount relating to the portion converted will be charged to interest for amortization of debt discount and equity.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, short-term investments, prepaid and other current assets, accounts payable and accrued expenses reported in the

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consolidated balance sheets equal or approximate fair value due to their short maturities. The fair value of the convertible notes approximates the amortized portion of the principal amount as such instruments are at market rates currently available to the Company.

Common Stock

On December 12, 2002, the stockholders approved a proposal to increase the authorized Common Stock of the Company from 20,000,000 shares to 30,000,000 shares. On December 14, 2006, the stockholders approved a proposal to increase the authorized Common Stock of the Company from 30,000,000 shares to 60,000,000 shares. On December 13, 2007, the stockholders approved a proposal to increase the authorized Common Stock of the Company from 60,000,000 shares to 100,000,000 shares.

Share Based Payments

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

Loss Per Common Share

Loss per common share is computed by dividing the loss by the weighted-average number of common shares outstanding during the period.  Shares to be issued upon the exercise of the outstanding options and warrants aggregating 23,522,526 and 7,790,315 as of June 30, 2008 and 2007, respectively, are not included in the computation of loss per share as their effect is anti-dilutive.  Additionally, as of June 30, 2008, 10,555,556 shares to be issued upon the conversion of convertible notes at a fixed conversion price of $0.90 are not included in the computation of diluted loss per share as the effect is anti-dilutive.

Management Estimates and Judgments

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

Recent Accounting Pronouncements Applicable to the Company

EITF Issue No. 07-1 – Accounting for Collaborative Arrangements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

This pronouncement defines a collaborative arrangement as a contractual arrangement that involves a joint operating activity that involves two or more parties who are both active participants in the activity and exposed to significant risks and rewards dependent on the commercial success of the activity.  The pronouncement also defines how the costs incurred and revenues generated from transactions with third parties should be recorded and presented in each entity’s income statement.  This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date.  The Company does not believe that this pronouncement will have any material effect on its financial statements.

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

SFAS No. 157 – Fair Value Measurements

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

SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities–Including an Amendment of FASB Statement No. 115

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

FASB Interpretation No. 48 – Accounting for Uncertainty in Income Taxes

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

FASB Staff Position No. EITF 00-19-2

In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2. This FSP addresses an issuer’s accounting for registration payment arrangements and specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB No. 5. The guidance in this FSP amends FASB Statements 133 and 150 and FASB Interpretation No. 45 to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006 and for transactions entered on or after December 22, 2006. The standard did not impact the Company’s consolidated financial position or results of operations for the year ended June 30, 2008.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

2.   INVESTMENTS:

At June 30, 2008 and 2007, the amortized cost basis, aggregate fair value, gross unrealized gains and maturity by majority security type were as follows:

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Gross
	Unrealized	Aggregate	Amortized
	Gain / (Loss)	Fair Value	Cost Basis

June 30, 2008

Held-to-maturity securities:
Corporate debt securities (maturing within one year)	$-0-	$500,000	$500,000

June 30, 2007

Held-to-maturity securities:
Corporate debt securities (maturing within one year)	$-0-	$250,000	$250,000

Realized gains and losses are determined based on the specific-identification method.

3.   PREPAID EXPENSES AND OTHER CURRENT ASSETS:

The following are included in prepaid expenses and other current assets at:

	June 30,
	2008	2007

Prepaid insurance	$37,117	$34,361
Prepaid research and research supplies	119,153	11,796
Prepaid legal	—	41,051
Prepaid other	24,286	17,318
	$180,556	$104,526

4.   PROPERTY AND EQUIPMENT:

Property and equipment, at cost, consists of the following at:

	June 30,		Estimated
	2008	2007	Useful Life

Equipment	$35,736	$32,953	4 years
Furniture and fixtures	67,674	67,674	7 years
	103,410	100,627
Accumulated depreciation	(97,951)	(93,101)

	$5,459	$7,526

Depreciation expense aggregated $4,850, $4,971, $19,720 and $167,431 for the years ended June 30, 2008, 2007, 2006, and cumulatively from inception through June 30, 2008, respectively.

5.   INTANGIBLE ASSETS:

Intangible assets, at cost, consists of the following at:

	June 30,
	2008	2007

Patents approved	$809,863	$473,847
Patents pending	2,696,937	2,271,860

	3,506,800	2,745,707
Accumulated amortization	(293,257)	(201,260)

	$3,213,543	$2,544,447

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense amounted to $91,997, $161,201, $20,392 and $293,257 for the years ended June 30, 2008, 2007, 2006, and cumulatively from inception through June 30, 2008, respectively.

Estimated amortization expense for the next five years is as follows:

Year ending June 30,

2009	$102,000
2010	102,000
2011	102,000
2012	102,000
2013	102,000

6.      ACCRUED EXPENSES:

The following are included in accrued expenses at:

	June 30,
	2008	2007

Accrued research	$149,154	$271,000
Accrued deferred financing costs	96,962	—
Accrued accounting	—	40,000
Accrued patent costs	50,000	45,000
Accrued legal	9,489	10,186
Accrued other	8,662	11,173

	$314,267	$377,359

7.   STOCKHOLDERS’ EQUITY AND CONVERTIBLE NOTES:

2005 Private Placement of Common Stock and Warrants

In May 2005, the Company completed a private placement to certain accredited investors (the “2005 Accredited Investor Private Placement”) for an aggregate amount of 1,595,651 shares of Common Stock and warrants to purchase 797,836 shares of Common Stock for the aggregate cash consideration of $3,366,829.  The 2005 Accredited Investor Private Placement offered units of one share of Common Stock and a five-year warrant to purchase 0.50 shares of Common Stock at a price equal to $2.11 per unit.  The warrants were issued at an exercise price equal to $3.38 per share, with such warrants vesting on the date of grant.  The costs associated with the 2005 Accredited Investor Private Placement totaled $428,863.  In addition, the Company has caused its directors and officers to enter into Lock-up Agreements for a period of six months from the Closing Date with the Placement Agent for the benefit of the Purchasers.

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

2006 Private Placement of Common Stock and Warrants

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

2007 Private Placement of Convertible Notes and Warrants

On August 1, 2007 and August 29, 2007, the Company entered into binding Securities Purchase Agreements with YA Global Investments L.P. (“YA Global”) and Stanford Venture Capital Holdings, Inc. (“Stanford”), respectively, to sell to each of YA Global and Stanford up to $5,000,000 of secured convertible notes and accompanying warrants for an aggregate gross proceeds of $10,000,000.  The convertible notes convert into the Company’s common stock at a fixed price of $0.90 per share subject to certain adjustments (the “Fixed Conversion Price”), for a period of two years immediately following the signing date, provided that the Company has achieved the following milestones by January 31, 2008: (i) successful completion of animal studies, other than toxicology studies, necessary for the advancement of Factor 5A1 in human clinical trials, (ii) the engagement of a contract research organization for human clinical studies of Factor 5A1, and (iii) the signing of at least one (1) corporate partnership or license agreement after August 1, 2007 with an agricultural company utilizing the Company’s proprietary platform. As of January 31, 2008, the Company has completed all of the three required milestones.  After the second anniversary of the signing date, the convertible notes may convert into shares of the Company’s common stock at the lower of the fixed conversion price or 80% of the lowest daily volume-weighted average price (the “VWAP”), of the common stock during the five trading days prior to the conversion date. The maturity date of each of the convertible notes for YA Global and Stanford is December 30, 2010 and December 31, 2010, respectively.  Currently, at the fixed conversion price, the number of shares of common stock issuable upon conversion of the remaining $9,500,000 (during the year ended June 30, 2008, YA Global converted $500,000 of convertible notes into 555,556 shares of common stock) of convertible notes outstanding and shares of common stock to be issued upon exercise of the warrants outstanding at June 30, 2008 represents, in the aggregate, 24,438,888 shares, plus an estimated additional 1,400,000 shares for the payment of interest in stock under the convertible notes.

The convertible notes accrue interest on their outstanding principal balances at an annual rate of 8%.  The Company has the option to pay interest in cash or, upon certain conditions, common stock.  If the Company pays interest in common stock, the stock will be valued at a 10% discount to the average daily VWAP for the five day trading period prior to the interest payment date (the “Interest Shares”).

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

The agreements with YA Global and Stanford provide for the issuance of warrants to purchase an aggregate of 5,550,000 and 8,333,333, respectively, of the Company’s Common Stock, exercisable six months and one day from the date of issuance until their expiration on the date that is five years from the date of issuance.  The warrants have been issued in two series. The exercise price of the Series A warrants is $1.01 per share, and the exercise price of the Series B warrants is $0.90 per share, subject to certain adjustments.  The warrants provide a right of cashless exercise if, at the time of exercise, there is no effective registration statement registering the resale of the shares underlying the warrants.

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

Both YA Global and Stanford entered into Registration Rights Agreements.  Generally Stanfords registration rights do not become effective until all of YA Globals registration rights have been fulfilled.  Pursuant to YA Global’s Registration Rights Agreement, the Company filed an initial registration statement on October 12, 2007 to register 3,333,333 shares of common stock,

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

underlying the convertible notes, issuable to YA Global, and such registration statement became effective on November 1, 2007.  The Company was required to register an additional 891,667 shares of common stock issuable to YA Global. However, YA Global has amended its Registration Rights Agreement deferring its right to have such additional shares registered.  If the shares issuable to YA Global remain outstanding after all shares under the registration statements have been sold, the Company may be required to file additional registration statements for those shares.  These registration rights for YA Global will cease once the shares issuable to YA Global on December 20, 2007 are eligible for sale by the investor without restriction under Rule 144(k), which is December 20, 2008.  The registration rights for Stanford will cease once the shares issuable to Stanford on June 30, 2008 are eligible for sale by the investor without restriction under Rule 144(k), which is June 30, 2009.  Upon certain events, the Company has agreed to pay as partial liquidated damages an amount equal to 1.0% of the aggregate purchase price paid by the investors for any convertible debentures then held by the investors, but these payments may not exceed 12% of the aggregate purchase price paid by the investors.  The maximum liquidated damages payable under the Registration Rights Agreement was $600,000.  The Company did not record an estimated registration rights liability as the Company anticipated that it would fulfill its obligations under the Registration Rights Agreement.

The total gross proceeds from the issuance of the convertible notes and warrants was $10,000,000 before a payment of 3.25% of the purchase price in commissions to Wainwright & Co., Inc. (the “Placement Agent”).  On April 29, 2008, YA Global converted $500,000 of the Convertible Notes into 555,556 shares of the Company’s common stock.

The Company has issued to the Placement Agent warrants to purchase 7% of the purchase price, or 777,777 shares, of the Company’s Common Stock with similar terms to the warrants that will be issued to the investors.  The Company paid YA Global and Stanford a non-refundable structuring/due diligence fee of $30,000 each.  The Company has also paid YA Global and Stanford a commitment fee of 5% and 7%, respectively, of its purchase price, which was paid proportionately at each closing.

Specifics of YA Global Financing

Pursuant to the YA Global Securities Purchase Agreement, the Company has issued three convertible notes in the aggregate amount of $5,000,000 and two Series A warrants in the amount of 1,387,500 shares each on September 21, 2007 and October 16, 2007 and a Series B warrant in the amount of 2,775,000 shares on December 20, 2007.

The gross proceeds, less $280,000 paid to YA Global, of $4,720,000 from the issuance of convertible notes and warrants have been allocated between the convertible notes and warrants based upon their fair values, whereby the fair value for the warrants have been  determined using the Black-Scholes model.  Additional amounts were allocated to the beneficial conversion feature based upon the effective conversion price compared to the fair value of the common stock on the date of issuance of the convertible notes and warrants. The material factors incorporated in the Black-Scholes model in estimating the value of the warrants include the following:

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated life in years	5
Risk-free interest rate	3.5% - 4.4%
Volatility	100%
Dividend paid	None

As of June 30, 2008, net proceeds of $4,720,000 were allocated to the warrants and beneficial conversion feature and recorded as equity.

The convertible notes and warrants issued to YA Global are subject to a maximum cap of 30,500,000 on the number of shares of common stock that can be issued upon the conversion of the convertible notes and the exercise of the warrants.

Specifics of Stanford Financing

Pursuant to the Stanford Securities Purchase Agreement, on December 20, 2007 and June 30, 2008, the Company issued an aggregate of three convertible notes in the aggregate amount of $5,000,000 and three Series A and three Series B warrants in the aggregate amount of 8,333,333 shares

The gross proceeds, less $380,000 paid to Stanford, of $4,620,000 from the issuance of the convertible notes and warrants have been allocated between the convertible notes and warrants based upon their fair values, whereby the fair value for the warrants have been  determined using the Black-Scholes model.  Additional amounts were allocated to the beneficial conversion feature based upon the effective conversion price compared to the fair value of the common stock on the date of issuance of the convertible notes and warrants. The material factors incorporated in the Black-Scholes model in estimating the value of the warrants include the following:

Estimated life in years	5
Risk-free interest rate	3.4% - 3.5%
Volatility	100%
Dividend paid	None

The convertible notes and warrants issued to Stanford are subject to a maximum cap of 31,888,888 on the number of shares of common stock that can be issued upon the conversion of the convertible notes and the exercise of the warrants.

As of June 30, 2008, the outstanding balance of the Convertible Notes were $57, which is comprised of notes with an aggregate face amount of $9,500,000 less unamortized debt discount of $9,499,943.

Debt discount associated with the Convertible Notes is amortized to interest expense, using the effective yield method, over the remaining life of the Convertible Notes.  Upon conversion of the Convertible Notes into Common Stock, any unamortized debt discount relating to the portion converted will be charged to interest.  Total charges to interest for amortization of debt discount were $500,057 for the year ended June 30, 2008 and from inception through June 30, 2008.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The costs associated with the issuances in the amount of $1,291,427 have been recorded as deferred financing costs and are being amortized ratably over the term of the convertible notes.  The balance of deferred financing costs as of June 30, 2008 amounted to $1,059,230.

Stock Option Plan

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

The fair value of each stock option granted has been determined using the Black-Scholes model.  The material factors incorporated in the Black-Scholes model in estimating the value of the options reflected in the above table include the following:

	Year Ended June 30,
	2008	2007	2006
Estimated life in years	4-6	6-10	6-10
Risk-free interest rate (1)	1.9%-4.1%	4.2%-4.65%	4.2%-4.5%
Volatility	100%	70%-80%	70%-111%
Dividend paid	None	None	None

(1)            represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term.

The economic values of the options will depend on the future price of the Company’s common stock, par value $0.01 (the “Common Stock”), which cannot be forecast with reasonable accuracy.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option activity under the Plan is summarized as follows:

		Weighted-average
	Shares	Exercise Price
Options outstanding at July 1, 2005	2,111,500	$2.74
Granted	318,000	$1,40
Exercised	—	—
Expired	(3,000)	$3.48
Options outstanding at June 30, 2006	2,426,500	$2.56
Granted	338,000	$1.08
Exercised	—	—
Expired	(118,500)	$3.42
Options outstanding at June 30, 2007	2,646,000	$2.33
Granted	1,069,600	$0.99
Exercised	—	—
Expired	—	—
Options outstanding at June 30, 2008	3,715,600	$1.95

Options exercisable at June 30, 2006	2,181,337	$2.64
Options exercisable at June 30, 2007	2,396,334	$2.45
Options exercisable at June 30, 2008	2,778,336	$2.25

Weighted-average fair value of options granted during the year ended June 30, 2006		$0.92
Weighted-average fair value of options granted during the year ended June 30, 2007		$0.85
Weighted-average fair value of options granted during the year ended June 30, 2008		$0.77

Non-vested stock option activity under the Plan is summarized as follows:

		Weighted-average
	Number of	Grant-Date
	Options	Fair Value
Non-vested stock options at July 1, 2005	276,992	$2.98
Granted	318,000	$0.92
Vested	(349,162)	$2.05
Forfeited	(667)	$3.23
Non-vested stock options at June 30, 2006	245,163	$1.47
Granted	338,000	$0.86
Vested	(328,497)	$1.30
Forfeited	(5,000)	$0.87
Non-vested stock options at June 30, 2007	249,666	$1.07
Granted	1,069,600	$0.76
Vested	(382,002)	$0.82
Forfeited	—	—
Non-vested stock options at June 30, 2008	937,264	$0.77

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding at June 30, 2008:

		Options Outstanding		Options Exercisable
		Weighted -average	Weighted-		Weighted-
	Number	Remaining	average	Number	average
Ranges of	Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Exercise Prices	June 30, 2008	Life (Years)	Price	June 30, 2008	Price

$0.99 - $1.65	1,813,100	8.5	$1.11	875,836	$1.17
$2.05 - $2.35	1,025,000	2.9	$2.12	1,025,000	$2.12
$3.15 - $4.00	877,500	4.3	$3.49	877,500	$3.49

$0.99 - $4.00	3,715,600	6.0	$1.95	2,778,336	$2.25

As of June 30, 2008, the aggregate intrinsic value of stock options outstanding was $1,343,166, with a weighted-average remaining term of 6.0 years.  The aggregate intrinsic value of stock options exercisable at that same date was $544,809, with a weighted-average remaining term of 4.9 years.  As of June 30, 2008, the Company has 1,856,700 shares available for future stock option grants.

As of June 30, 2008, total compensation expense not yet recognized related to stock option grants amounted to $183,413, which will be recognized over the next 18 months, and an additional $640,000 which may be recognized as achievement of certain target goals under the Company’s Long-Term Incentive Program become probable over the next 30 months.

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

Pursuant to and as defined in the Short-Term Equity Incentive Program, each executive will be awarded shares of the Company’s Common Stock, or options to acquire shares of the Company’s Common Stock, if the Company achieves certain target goals relating to research, financing, licensing, investor relations and other administrative items during the fiscal year ending June 30, 2008.

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

As of June 30, 2008, the Company has determined that the target goals have been achieved.  The total amount of compensation expense in connection with the short-term incentive program in the amount of $206,269 has been recorded ratably over the six and one-half month period from December 13, 2007 through June 30, 2008.  Such compensation expense was determined under a black-scholes model on the date of adoption of the Short-Term Equity Incentive Program.

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

Pursuant to and as defined in the Long-Term Equity Incentive Program, each executive will be awarded shares of the Company’s Common Stock and options to acquire shares of the Company’s Common Stock if the Company achieves certain target goals relating to its Multiple Myeloma research project over the next three fiscal years.

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

As of June 30, 2008, the Company is not able to determine if the achievement of the target goals under the Long-Term Equity Incentive Program are probable and, therefore, has not yet begun to recognize any of the $640,000 compensation expense that was computed on the date of adoption of the program.  The Company will begin recognizing such compensation expense ratably over the remaining term of the plan at such time that the Company is able to determine that the achievement of the target goals are probable.

Warrants

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

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents warrants outstanding as of:

	June 30,
Exercise Price	2008	2007

$7.00	10,000	10,000
3.79	842,141	842,141
3.59	237,600	237,600
3.50	280,000	280,000
3.45	15,000	15,000
3.38	965,380	965,380
3.25	—	750,000
3.15	20,000	20,000
2.35	15,000	15,000
2.15	110,000	110,000
2.00	—	750,000
1.40	5,000	5,000
1.18	993,153	993,153
1.08	2,500	2,500
1.07	139,041	139,041
1.01	7,175,000	—
1.00	1,500,000	—
.99	1,000	—
.90	7,330,555	—
.74	155,556	—
	19,796,926	5,134,815

As of June 30, 2008, 19,796,259 of the above warrants are exercisable expiring at various dates through 2017.  At June 30, 2008, the weighted-average exercise price on the above warrants was $1.29.

Share Based Compensation

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

The following stock-based compensation expense of $897,321, $970,162, $677,000 and $9,696,097 was recognized for the years ended June 30, 2008, 2007, 2006 and cumulatively from inception through June 30, 2008, respectively:

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended June 30,			Cumulative
	2008	2007	2006	From Inception
General and administrative expenses	$749,100	$909,848	$488,000	$8,286,041
Research and development expenses	148,221	60,314	189,000	1,410,056
Total stock-based compensation expense	$897,321	$970,162	$677,000	$9,696,097
Basic and diluted loss per common share	$.05	$.06	$.04

8.   INCOME TAXES:

The Company files a consolidated federal income tax return.  The subsidiary files separate state and local income tax returns.

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Year ended June 30,	2008	2007	2006

Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
Stock based compensation	0.5%	2.7%	5.9%
Interest expense paid with common stock	2.5%	—	—
Amortization of debt discount and financing costs	2.9%	—	—
Other	0.1%	0.1%	0.1%
Valuation allowance	28.0%	31.2%	28.0%
	-0-%	- 0 -%	- 0 -%

The deferred income tax asset consists of the following at:

	June 30,
	2008	2007

Deferred tax asset:
Net operating loss carryforward	$7,528,000	$6,443,000
Stock-based compensation	1,506,000	1,181,000
Other	118,000	95,000
	9,152,000	7,719,000

Valuation allowance	(9,152,000)	(7,719,000)
	$ - 0-	$ - 0 -

At June 30, 2008, the Company has federal and state net operating loss carryforwards of approximately $19,924,000 and $12,565,000, respectively, available to offset future taxable income expiring on various dates through 2028.  The timing and extent to which the Company can utilize future tax deductions in any year may be limited by provisions of the Internal Revenue Code regarding changes in ownership of Corporations (i.e. IRS Code Section 382).

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.      COMMITMENTS:

Research Agreement

Effective September 1, 1998, the Company entered into a research and development agreement, which has subsequently been renewed, with a university that a researcher, who is an officer, director and stockholder of the Company, is affiliated.  Pursuant to the agreement, the university provides research and development under the direction of the researcher and the Company.  The agreement is renewable annually by the Company which has the right of termination upon 30 days’ advance written notice.  Effective September 1, 2008, the Company extended the research and development agreement for an additional one-year period through August 31, 2009, in the amount of Can $735,000, or approximately U.S. $735,000.  Research and development expenses under this agreement for the years ended June 30, 2008, 2007 and 2006 aggregated U.S. $730,960, U.S. $568,872 and U.S. $692,982, respectively, and U.S. $4,627,264 for the cumulative period through June 30, 2008.  Future obligations to be paid under the agreement through August 31, 2009 equal approximately $855,000.

Supply Agreements

On June 27, 2008, the Company entered into a supply agreement with VGXI, Inc. (“VGXI”) under which VGXI will supply the Company with the plasmid portion of the Company’s combination therapy consisting of the Factor 5A gene and siRNA against Factor 5A (the “Plasmid Product”).    The agreement has an initial term that commences on the date of the agreement and runs for a period of five (5) years.  The agreement shall, upon mutual agreement, renew for consecutive one (1) year periods thereafter.  The Company’s financial obligation under the agreement is dependent upon the amount of Plasmid Product ordered by the Company.

On June 30, 2008, the Company entered into a supply agreement with POLYPLUS under which POLYPLUS will supply the Company with its “in vivo-jetPEI” (the “Product”), which is used for systemic delivery of the Company’s combination therapy of siRNA against Factor 5A and a plasmid of the Factor 5A gene.  The agreement has an initial term which commences on the date of the agreement and runs until the eighth anniversary of the first sale of the Product.  The agreement shall automatically renew for consecutive one (1) year periods thereafter, except if terminated by either party upon six (6) months written notice prior to the initial or any subsequent renewal term.  The Company’s financial obligation under the agreement is dependent upon the amount of Product ordered by the Company.

In the aggregate, the Company anticipates that it will pay $876,000 under the terms of the supply agreements over to the next 12 months.

Employment and Consulting Agreements

Effective May 1, 1999, the Company entered into a consulting agreement for research and development with a researcher.  Effective January 1, 2003, 2005, and 2007, the agreement was amended to provide for an increase in the monthly

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

payments from $3,000 to $5,000, $5,000 to $5,200, and $5,200 to $5,417, respectively.  The agreement was renewed for an additional two-year term through June 30, 2009.  Future obligations to be paid under the agreement equal $65,000.

The Company has employment agreements with certain employees, all of whom are also stockholders of the Company.  These agreements provide for a base compensation and additional amounts, as defined.  The agreements expire between January 2009 and October 2009.  Future base compensation to be paid through October 2009 under the agreements as of June 30, 2008 is $665,540.

Facility Lease

The Company is obligated under a noncancelable operating lease of office space expiring on May 31, 2011.  The aggregate minimum future payments, subject to certain escalations, is payable as follows:

Year ending June 30,
2009	78,508
2010	79,420
2011	73,568
$231,496

Rent expense charged to operations aggregated $75,602, $92,872, $86,849 and $585,809 for the years ended June 30, 2008, 2007, 2006, and from inception through June 30, 2008, respectively.

The lease provides for scheduled increases in base rent.  Rent expense is charged to operations ratably over the term of the lease, which results in deferred rent payable and represents the cumulative rent expense charged to operations from inception of the lease in excess of the required lease payments.

Financial Advisory Agreement

On October 11, 2006, the Company entered into a three-year non-exclusive financial advisory agreement with Stanford Group Company (“Stanford”).  As compensation under the agreement, previously issued warrants that were purchased by Stanford and its affiliates in a private placement were amended.  The original exercise prices on 1,500,000 warrants, 750,000 of which had an exercise price of $3.25 and 750,000 of which had an exercise price of $2.00, were reduced to $2.00 and $1.50, respectively.  Additionally, the original expiration dates of December 2006 and January 2007 were each extended for a three-year period through December 2009 and January 2010, respectively.  Stock-based compensation in the amount of $683,000 related to the amendment of such warrants was recorded during the year ended June 30, 2007. Stanford was also granted piggyback registration rights in connection with the shares underlying the warrants.

On February 14, 2008, the Company amended the agreement.  The amendment extended the term of the agreement through June 30, 2012 and expanded the

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

services to be provided to the Company.  As compensation for the term extension and expansion of services, previously issued warrants were amended.  The exercise prices of the 1,500,000 shares of Common Stock underlying the warrants, 750,000 of which had an exercise price of $2.00 and 750,000 of which had an exercise price of $1.50, were reduced to $1.01.  Additionally, the expiration dates of December 2009 and January 2010 were each extended through June 30, 2012.  A compensation charge in the amount of $384,500 was recorded during the year ended June 30, 2008 in connection with extension and repricing of the warrants.  The agreement may be terminated by either party upon sixty days written notice.

10.    JOINT VENTURE:

On May 14, 1999, the Company entered into a joint venture agreement (“Joint Venture”) with an Israeli partnership that is engaged in the worldwide marketing of tissue culture plants.  The purpose of the Joint Venture is to develop enhanced banana plants which will result in banana fruit with improved consumer- and grower-driven traits.  For the period from inception on May 14, 1999 to June 30, 2008, the Joint Venture has had no revenue, expenses, assets or liabilities.  The program has been performed as a joint collaboration whereby the Company pays for 50% of the research costs of the program.  The Company’s portion of the  expenses of the collaboration approximated $205,000 and $162,500 for the years ended June 30, 2008 and 2007, respectively, and is included in research and development expenses.

In July 1999, the Joint Venture applied for and received a conditional grant from the Israel - United States Binational Research and Development Foundation (the “BIRD Foundation”).  This agreement, as amended, allowed the Joint Venture to receive $340,000 over a five-year period ending May 31, 2004.  Grants received from the BIRD Foundation will be paid back only upon the commercial success of the Joint Venture’s technology, as defined.  The Company has received a total of $99,728, of which $9,578 was received during the year ended June 30, 2006 and none was received during the years ended June 30, 2008 and June 30, 2007.

11.    LICENSE AND DEVELOPMENT AGREEMENTS:

In June 2002, the Company entered into a three-year exclusive worldwide development and option agreement with ArborGen, (“ArborGen”) (the “Agreement”) to develop the Company’s technology in certain species of trees.  In July 2002, the Company received an initial fee.  In November 2004 and January 2006, the Company received milestone payments.  On December 21, 2006, ArborGen converted the Agreement into a commercial license agreement for the development and commercialization of certain species of trees.  Under the terms of the license agreement, the Company will receive certain annual payments over two years and, additionally, upon commercialization, a royalty on incremental net sales.

On November 8, 2006, the Company entered into a license agreement with Bayer CropScience GmbH for the development and commercialization of Canola (the “Agreement”).  Under the terms of the Agreement, the Company (i) received an upfront payment, (ii) will receive milestone payments upon the achievement of certain development milestones, and (iii) will receive commercialization fees based upon specified benchmarks.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 17, 2007, the Company entered into a license agreement with Bayer CropScience AG for the development and commercialization of cotton (the “Bayer Cotton Agreement”).  Under the terms of the Bayer Cotton Agreement, the Company (i) received an upfront initial payment, (ii) will receive milestone payments upon the achievement of certain development milestones, and (iii) additionally, upon commercialization, a royalty on net sales.

On August 6, 2007, the Company entered into a license agreement with the Monsanto Company for the development and commercialization of corn and soy (the “Monsanto Agreement”).  Under the terms of the Monsanto Agreement, the Company (i) received an upfront initial payment, (ii) will receive milestone payments upon the achievement of certain development milestones, and (iii) additionally, upon commercialization, a royalty on net sales.

On September 11, 2007, the Company entered into a license agreement with Bayer CropScience AG for the development and commercialization of Rice (the “Bayer Rice Agreement”).  Under the terms of the Bayer Rice Agreement, the Company (i) received an upfront payment, (ii) will receive milestone payments upon the achievement of certain development milestones, and (iii) additionally, upon commercialization, a royalty on net sales.

12.    VALUATION AND QUALIFYING ACCOUNTS:

Years Ended June 30, 2008, 2007, and 2006.
	Balance at	Additions
	Beginning of	Charged		Balance at
	Year	to Expense(*)	Deductions	End of Year
Year ended June 30, 2008: Valuation allowance –deferred tax asset	$7,719,000	$1,433,000	$0	$9,152,000
Year ended June 30, 2007: Valuation allowance –deferred tax asset	$6,523,000	$1,196,000	$0	$7,719,000
Year ended June 30, 2006: Valuation allowance –deferred tax asset	$5,428,000	$1,095,000	$0	$6,523,000

(*) Offset to tax benefit of net operation losses.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    QUARTERLY FINANCIAL DATA (UNAUDITED) :

	Year Ended June 30, 2008
Quarter Ended	September 30	December 31	March 31	June 30
		(Restated)	(Restated)

Revenue	$371,250	$6,250	$79,167	$—
Total operating expenses	741,954	978,105	1,351,142	984,488
Loss from operations	(370,704)	(971,855)	(1,271,975)	(984,488)
Interest expense and amortization of debt discount and financing costs	(18,221)	(103,210)	(254,149)	(727,337)
Interest income	6,879	25,227	43,907	24,436
Net loss	$(382,046)	$(1,049,838)	$(1,482,217)	$(1,687,389)
Basic and diluted net loss per common share	$(0.02)	$(0.06)	$(0.08)	$(0.09)
Basic and diluted weighted-average number of common shares outstanding	17,473,694	17,474,870	17,583,461	18,113,932

	Year Ended June 30, 2007
Quarter Ended	September 30	December 31	March 31	June 30

Revenue	$81,250	$181,250	$6,250	$31,250
Total operating expenses	692,633	1,342,989	828,483	756,895
Loss from operations	(611,383)	(1,161,739)	(822,233)	(725,645)
Interest income	10,918	26,102	20,916	11,367
Net loss	$(600,465)	$(1,135,637)	$(801,317)	$(714,278)
Basic and diluted net loss per common share	$(0.04)	$(0.07)	$(0.05)	$(0.04)
Basic and diluted weighted-average number of common shares outstanding	15,480,649	17,257,791	17,473,694	17,473,694

Certain quarterly amounts for the quarters ended December 31, 2007 and March 31, 2008 have been restated. Effective April 1, 2008, the Company changed the method of amortization of debt discount from the straight-line method to the effective yield method in accordance with EITF 98-5.  The effect of this restatement, on a quarterly basis, is as follows:

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarter Ended
	December 31,	March 31,
	2007	2008

Decrease in interest expense and amortization of debt discount and financing costs	$244,833	$561,950
Decrease in net loss	$244,833	$561,950
Decrease in basic and diluted net loss per common share	$0.01	$0.04
Decrease in convertible notes payable	$244,833	$806,783
Increase in stockholder’s Equity	$244,833	$806,783

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

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

3.2

Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on January 22, 2008. (Incorporated by reference to Exhibit 3.1 of Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended December 31, 2007.)

3.3

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

Exhibit No.	Description of Exhibit

for the period ended June 30, 2007.)

4.19	Form of Series B Warrant issued to YA Global Investments, L.P. (Incorporated by reference to Exhibit 4.19 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2007.)

4.20

Form of Series B Warrant issued to Stanford Venture Capital Holdings, Inc. (Incorporated by reference to Exhibit 4.20 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2007.)

4.21 †	Form of Warrant issued to H.C. Wainwright & Co., Inc or its designees.

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

10.5

Indemnification Agreement by and between Senesco Technologies, Inc. and Jack Van Hulst, dated January 16, 2007. (Incorporated by reference to Exhibit 10.13 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2007)

10.6

Indemnification Agreement by and between Senesco Technologies, Inc. and John Braca, dated October 8, 2003. (Incorporated by reference to Exhibit 10.38 of Senesco Technologies, Inc. annual report on Form 10-KSB for the period ended June 30, 2004.)

10.7

Indemnification Agreement with David Rector dated as of April, 2002. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended September 30, 2004.)

10.8 *

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

10.10*

Employment Agreement by and between Senesco Technologies, Inc. and Joel Brooks, dated July 1, 2003. (Incorporated by reference to Exhibit 10.29 of Senesco Technologies, Inc. annual report on Form 10-KSB for the period ended June 30, 2003.)

10.11*

Employment Agreement by and between Senesco Technologies, Inc. and Richard Dondero, dated July 19, 2004. (Incorporated by reference to Exhibit 10.39 of Senesco Technologies, Inc. annual report on Form 10-KSB for the period ended June 30, 2004.)

10.12*

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

10.14 *

Amendment# 5 to Consulting Agreement of July 12, 1999, as modified, by and between Senesco, Inc. and John E. Thompson, Ph.D., dated June 15, 2007. (Incorporated by reference to Exhibit 10.49 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2007.)

10.15 +

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

10.19 +

Development and License Agreement by and between Senesco Technologies, Inc. and The Scotts Company, dated March 8, 2004. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on
Form 10-QSB for the period ended March 31, 2004.)

Exhibit No.	Description of Exhibit

10.20 +

Development and License Agreement with Broin and Associates, Inc. (currently known as Poet) dated as of October 14, 2004. (Incorporated by reference to Exhibit 10.2 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended September 30, 2004.)

10.21 +

License Agreement by and between Senesco Technologies, Inc. and Bayer CropScience GmbH, dated as of November 8, 2006. (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-Q for the quarterly period ended December 31, 2006.)

10.22 +

License Agreement with Bayer CropScience AG dated as of July 23, 2007. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended September 30, 2007.)

10.23 +

Patent License Agreement with Monsanto Company dated as of August 6, 2007. (Incorporated by reference to Exhibit 10.2 of Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended September 30, 2007.)

10.24 +

License Agreement with Bayer CropScience AG dated as of September 17, 2007. (Incorporated by reference to Exhibit 10.3 of Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended September 30, 2007.)

10.25

Research Agreement by and among Senesco Technologies, Inc., Dr. John E. Thompson and the University of Waterloo, dated September 1, 1998, as amended. (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 1998.)

10.26

Research Agreement by and among Senesco Technologies, Inc., Dr. John E. Thompson and the University of Waterloo, dated May 1, 2002. (Incorporated by reference to Exhibit 10.29 of Senesco Technologies, Inc. annual report on
Form 10-KSB for the year ended June 30, 2002.)

10.27

Amendment to Research Agreement by and among the University of Waterloo, Senesco, Inc., and Dr. John E. Thompson, Ph.D., dated August 1, 2007. (Incorporated by reference to Exhibit 10.42 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2007.)

10.28†	Amendment to Research Agreement by and among the University of Waterloo, Senesco, Inc. and Dr. John E. Thompson, Ph.D., dated August 25, 2008.

10.29†+	Master Product Sale Agreement with VGXI, Inc. dated as of June 27, 2008.

10.30†	Master Product Sale Agreement with Polyplus-transfection dated as of June 30, 2008.

10.31

Agreement for Service on Senesco Technologies, Inc. Scientific Advisory Board by and between Senesco Technologies, Inc. and Dr. Charles A. Dinarello, dated February 12, 2002. (Incorporated by reference to Exhibit 10.6 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended March 31, 2002.)

10.32	Agreement for Service on Senesco Technologies, Inc. Scientific Advisory Board by

Exhibit No.	Description of Exhibit

and between Senesco Technologies, Inc. and James W. Mier, M.D., dated April 2, 2007. (Incorporated by reference to Exhibit 10.43 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2007.)

10.33

Financial Advisory Agreement by and among Senesco Technologies, Inc., Stanford Group Company, Stanford Venture Capital Holdings, Inc., Stanford International Bank, Ltd., Ronald Stein, Daniel Bogar, Osvaldo Pi and William Fusselmann dated October 11, 2006. (Incorporated by reference to Exhibit 10.35 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2006.)

10.34

Amendment No. 1 to the financial advisory agreement by and between Stanford Group Company and Senesco Technologies, Inc., dated February 14, 2008. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended December 31, 2007.)

10.35

Form of Securities Purchase Agreement by and between Senesco Technologies, Inc. and certain accredited investors (with attached schedule of parties and terms thereto). (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. Current Report on Form 8-K, filed on February 3, 2004.)

10.36

Form of Registration Rights Agreement by and between Senesco Technologies, Inc. and certain accredited investors (with attached schedule of parties and terms thereto). (Incorporated by reference to Exhibit 10.2 of Senesco Technologies, Inc. Current Report on Form 8-K, filed on February 3, 2004.)

10.37

Amendment No. 1 to the Securities Purchase Agreement by and between Senesco Technologies, Inc. and Crestview Capital Master, L.L.C. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. Current Report on Form 8-K, filed on February 13, 2004.)

10.38

Amendment No. 1 to the Registration Rights Agreement by and between Senesco Technologies, Inc. and Crestview Capital Master, L.L.C. (Incorporated by reference to Exhibit 10.2 of Senesco Technologies, Inc. Current Report on Form 8-K, filed on February 13, 2004.)

10.39

Form of Securities Purchase Agreement by and between the Company and certain accredited investors (with schedule of parties and terms thereto). (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. Current Report on Form 8-K filed on May 4, 2005.)

10.40

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

Exhibit No.	Description of Exhibit

10.42

Form of Registration Rights Agreement by and between Senesco Technologies, Inc and certain accredited investors dated October 10, 2006 (with attached schedule of parties and terms thereto). (Incorporated by reference to Exhibit 10.39 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2006.)

10.43

Placement Agent Agreement by and between Senesco Technologies, Inc. and H.C. Wainwright & Co., Inc., dated May 1, 2006. (Incorporated by reference to Exhibit 10.41 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2006.)

10.44

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

10.50 †	Security Agreement dated as of December 20, 2007 by and between Senesco Technologies, Inc. and its subsidiaries and Stanford Venture Capital Holdings, Inc.

10.51

Office lease by and between Senesco Technologies, Inc. and Matrix/AEW NB, LLC, dated March 16, 2001. (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended March 31, 2001.)

10.52

First amendment of office lease by and between Senesco Technologies, Inc. and Matrix/AEW NB, LLC, dated May 13, 2005 (Incorporated by reference to Exhibit 10.8 of Senesco Technologies, Inc annual report on Form 10-KSB for the period ended June 30, 2005.)

Exhibit No.	Description of Exhibit

10.53 *

1998 Stock Incentive Plan, as amended on December 13, 2002. (Incorporated by reference to Exhibit 10.7 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 2002.)

21	Subsidiaries of the Registrant. (Incorporated by reference to Senesco Technologies, Inc. annual report on Form 10-KSB for the period ended June 30, 1999.)

23.1 †	Consent of Goldstein Golub Kessler LLP.

23.2 †	Consent of McGladrey Pullen, LLP.

31.1 †	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 †	Certification of the principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 †	Certification of the principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 †	Certification of the principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 13(a) of Form 10-K.

†	Filed herewith.

+	The SEC granted Confidential Treatment for portions of this Exhibit.