Form 10-Q/A
period 2007-12-31
SENESCO TECHNOLOGIES INC
filed 2008-10-31
CIK 1035354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q / A

(Amendment No. 1)

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

Large accelerated filer ☐             Accelerated filer ☐

Smaller reporting company ☐      Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes: ☐	No: ☒

As of January 31, 2008, 17,581,582 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

			Page

PART I.	FINANCIAL INFORMATION.

	Item 1.	Financial Statements (Unaudited)	2

	CONDENSED CONSOLIDATED BALANCE SHEETS as of December 31, 2007 and June 30, 2007		3

	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS For the Three Months Ended December 31, 2007 and 2006, For the Six Months Ended December 31, 2007 and 2006, and From Inception on July 1, 1998 through December 31, 2007		4

	CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY From Inception on July 1, 1998 through December 31, 2007		5

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Six Months Ended December 31, 2007 and 2006, and From Inception on July 1, 1998 through December 31, 2007		9

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS		10

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

	Overview		22

	Liquidity and Capital Resources		30

	Changes to Critical Accounting Policies and Estimates		34

	Results of Operations		35

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	43

	Item 4.	Controls and Procedures	43

PART II.	OTHER INFORMATION

	Item 1A.	Risk Factors	44

	Item 2.	Unregistered Sales of Equity Securities and Use of Factors	57

	Item 4.	Submission of Matters to a Vote of Security Holders	60

	Item 6.	Exhibits	62

SIGNATURES			63

i

EXPLANATORY NOTE

 This Amendment No. 1 on Form 10-Q/A amends financial statements and the footnotes of the Quarterly Report on Form 10-Q of Senesco Technologies, Inc. (the “Company”) for the second quarter ended December 31, 2007, as filed with the Securities and Exchange Commission on February 14, 2008 (the “Quarterly Report”) as the Company’s financial statements for the quarterly period ended December 31, 2007 should be restated and should no longer be relied upon.

During the year ended June 30, 2008, the Company issued convertible notes and warrants.  The proceeds of the convertible notes were allocated to the warrants and the beneficial conversion feature of the notes and the discount was being amortized over the term of the notes.  According to EITF 98-5, paragraph 9, for convertible debt securities, any recorded discount resulting from the allocation of proceeds to the beneficial conversion feature should be recognized as interest expense using the effective yield method.  The Company was providing for the amortization of the convertible debt discount on a straight-line method over the term of the convertible debt securities.  The Company has reviewed its calculations of amortization of debt discount, a non-cash expense, under both the straight-line and effective yield methods and has determined that there is a material difference between the two calculations because of the change from the straight-line method to the effective yield method.  The condensed consolidated financial statements have been restated for all periods presented.

For convenience and ease of reference, the Company is filing the Quarterly Report in its entirety with the applicable changes. Unless otherwise stated, all information contained in this amendment and restated 10-Q is as of February 14, 2008, the filing date of the Quarterly Report. This Form 10-Q/A does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the Quarterly Report that may have been affected by events or transactions occurring subsequent to such filing date. No information in the Quarterly Report other than as set forth above is amended hereby. Currently-dated certifications from our President and Chief Executive Officer and our Chief Financial Officer have been included as exhibits to this amendment.

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

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2007	2007
	(unaudited) (restated)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,135,644	$408,061
Short-term investments	500,000	250,000
Prepaid expenses and other current assets	52,959	104,526
Total Current Assets	5,688,603	762,587

Property and equipment, net	5,444	7,526
Intangibles, net	2,896,958	2,544,447
Deferred financing costs	748,949	—
Security deposit	7,187	7,187
TOTAL ASSETS	$9,347,141	$3,321,747

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$552,026	$109,258
Accrued expenses	368,570	377,359
Deferred revenue	4,167	16,667
Total Current Liabilities	924,763	503,284

Convertible note, net of discount	12,727	—
Grant payable	99,728	99,728
Other liability	26,129	29,196
TOTAL LIABILITIES	1,063,347	632,208

STOCKHOLDERS’ EQUITY:

Preferred stock, $0.01 par value; authorized 5,000,000 shares, no shares issued	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares, issued and outstanding 17,581,852 and 17,473,694, respectively	175,819	174,737
Capital in excess of par	35,161,399	28,136,342
Deficit accumulated during the development stage	(27,053,424)	(25,621,540)

TOTAL STOCKHOLDERS’ EQUITY	8,283,794	2,689,539

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,347,141	$3,321,747

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended December 31,	For the Three Months Ended December 31,	For the Six Months Ended December 31,	For the Six Months Ended December 31,	From Inception on July 1, 1998 through December 31,
	2007	2006	2007	2006	2007
	(restated)		(restated)		(restated)
Revenue	$6,250	$181,250	$377,500	$262,500	$1,095,833

Operating Expenses:
General and administrative	585,851	1,103,594	974,910	1,486,879	20,409,103
Research and development	392,254	239,395	745,149	548,743	8,938,318
Total Operating Expenses	978,105	1,342,989	1,720,059	2,035,622	29,347,421

Loss From Operations	(971,855)	(1,161,739)	(1,342,559)	(1,773,122)	(28,251,588)

Sale of state income tax loss, net	—	—	—	—	586,442
Other noncash income	—	—	—	—	321,259
Interest income, net	25,227	26,102	32,106	37,020	411,894
Amortization of debt discount and financing costs	(38,374)	—	(53,595)	—	(53,595)
Interest expense on convertible notes	(64,836)	—	(67,836)	—	(67,836)
Net Loss	$(1,049,838)	$(1,135,637)	$(1,431,884)	$(1,736,102)	$(27,053,424)

Basic and Diluted Net Loss Per Common Share	$(0.06)	$(0.07)	$(0.08)	$(0.11)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	17,474,870	17,257,791	17,474,282	16,369,220

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FROM INCEPTION ON JULY 1, 1998 THROUGH DECEMBER 31, 2007

(unaudited)

	Common Stock		Capital in Excess of	Deficit Accumulated During the Development
	Shares	Amount	Par Value	Stage	Total
				(restated)	(restated)

Common stock outstanding	2,000,462	$20,005	$(20,005)	—	—

Contribution of capital	—	—	85,179	—	$85,179

Issuance of common stock in reverse merger on January 22, 1999 at $0.01 per share	3,400,000	34,000	(34,000)	—	—

Issuance of common stock for cash on May 21, 1999 at $2.63437 per share	759,194	7,592	1,988,390	—	1,995,982

Issuance of common stock for placement fees on May 21, 1999 at $0.01 per share	53,144	531	(531)	—	—

Issuance of common stock for cash on January 26, 2000 at $2.867647 per share	17,436	174	49,826	—	50,000

Issuance of common stock for cash on January 31, 2000 at $2.87875 per share	34,737	347	99,653	—	100,000

Issuance of common stock for cash on February 4, 2000 at $2.934582 per share	85,191	852	249,148	—	250,000

Issuance of common stock for cash on March 15, 2000 at $2.527875 per share	51,428	514	129,486	—	130,000

Issuance of common stock for cash on June 22, 2000 at $1.50 per share	1,471,700	14,718	2,192,833	—	2,207,551

(continued)

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FROM INCEPTION ON JULY 1, 1998 THROUGH DECEMBER 31, 2007

(unaudited)

	Common Stock		Capital in Excess of	Deficit Accumulated During the Development
	Shares	Amount	Par Value	Stage	Total
				(restated)	(restated)

Commissions, legal and bank fees associated with issuances for the year ended June 30, 2000	—	—	$(260,595)	—	$(260,595)

Fair market value of options and warrants vested during the year ended June 30, 2000	—	—	1,475,927	—	1,475,927

Fair market value of options and warrants vesting during the year ended June 30, 2001	—	—	308,619	—	308,619

Issuance of common stock and warrants for cash from November 30, 2001 through April 17, 2002 at $1.75 per unit	3,701,430	$37,014	6,440,486	—	6,477,500

Issuance of common stock and warrants associated with bridge loan conversion on December 3, 2001	305,323	3,053	531,263	—	534,316

Commissions, legal and bank fees associated with issuances for the year ended June 30, 2002	—	—	(846,444)	—	(846,444)

Fair market value of options and warrants vested during the year ended June 30, 2002	—	—	1,848,726	—	1,848,726

Fair market value of options and warrants vested during the year ended June 30, 2003	—	—	848,842	—	848,842

Issuance of common stock and warrants for cash from January 15, 2004 through February 12, 2004 at $2.37 per unit	1,536,922	15,369	3,627,131	—	3,642,500

Allocation of proceeds to warrants	—	—	(2,099,090)	—	(2,099,090)

(continued)

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FROM INCEPTION ON JULY 1, 1998 THROUGH DECEMBER 31, 2007

(unaudited)

	Common Stock		Capital in Excess of	Deficit Accumulated During the Development
	Shares	Amount	Par Value	Stage	Total
				(restated)	(restated)

Reclassification of warrants	—	—	$1,913,463	—	$1,913,463

Commissions, legal and bank fees associated with issuances for the year ended June 30, 2004	—	—	(378,624)	—	(378,624)

Fair market value of options and warrants vested during the year ended June 30, 2004	—	—	1,826,514	—	1,826,514

Options and warrants exercised during the year ended June 30, 2004 at exercise prices ranging from $1.00 - $3.25	370,283	$3,704	692,945	—	696,649

Issuance of common stock and warrants for cash on May 9, 2005 at $2.11 per unit	1,595,651	15,957	3,350,872	—	3,366,829

Allocation of proceeds to warrants	—	—	(1,715,347)	—	(1,715,347)

Reclassification of warrants	—	—	1,579,715	—	1,579,715

Commissions, legal and bank fees associated with issuance on May 9, 2005	—	—	(428,863)	—	(428,863)

Options and warrants exercised during the year ended June 30, 2005 at exercise prices ranging from $1.50 to $3.25	84,487	844	60,281	—	61,125

Fair market value of options and warrants vested during the year ended June 30, 2005	—	—	974,235	—	974,235

(continued)

See Notes to Condensed Consolidated Fnancial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FROM INCEPTION ON JULY 1, 1998 THROUGH DECEMBER 31, 2007

(unaudited)

	Common Stock		Capital in Excess of	Deficit Accumulated During the Development
	Shares	Amount	Par Value	Stage	Total
				(restated)	(restated)

Fair market value of options and warrants granted and vested during the year ended June 30, 2006	—	—	$677,000	—	$677,000

Warrants exercised during the year ended June 30, 2006 at an exercise price of $0.01	10,000	$100	—	—	100

Issuance of common stock and warrants for cash on October 11, 2006 at $1.135 per unit	1,986,306	19,863	2,229,628	—	2,249,491

Commissions, legal and bank fees associated with issuance on October 11, 2006	—	—	(230,483)	—	(230,483)

Fair market value of options and warrants vested during the year ended June 30, 2007	—	—	970,162	—	970,162

Warrants exercised during the year ended June 30, 2007 at an exercise price of $0.01	10,000	100	—	—	100

Fair market value of options and warrants vested during the six months ended December 31, 2007	—	—	408,303	—	408,303

Allocation of proceeds from issuance of convertible notes and warrants from September 21, 2007 through December 20, 2007	—	—	6,550,000	—	6,550,000

Issuance of common stock on December 31, 2007 in lieu of cash payment	108,158	1,082	66,754		67,836

Net loss	—	—	—	$(27,053,424)	(27,053,424)

Balance at December 31, 2007	17,581,852	$175,819	$35,161,399	$(27,053,424)	$8,283,794

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended December 31,		From Inception on July 1, 1998 through December 31,
	2007	2006	2007
	(restated)		(restated)
Cash flows from operating activities:
Net loss	$(1,431,884)	$(1,736,102)	$(27,053,424)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Noncash capital contribution	—	—	85,179
Noncash conversion of accrued expenses into equity	—	—	131,250
Noncash income related to change in fair value of warrant liability	—	—	(321,259)
Issuance of common stock and warrants for interest	67,836	—	77,152
Issuance of stock options and warrants for services	146,189	847,000	8,944,964
Depreciation and amortization	44,042	15,595	407,883
Amortization of convertible note discount and deferred financing costs	53,594	—	53,594
(Increase) decrease in operating assets:
Accounts receivable	—	(75,000)	—
Prepaid expense and other current assets	51,567	74,765	(52,959)
Security deposit	—	—	(7,187)
Increase (decrease) in operating liabilities:
Accounts payable	442,768	52,882	552,026
Accrued expenses	(24,656)	(88,603)	352,703
Deferred revenue	(12,500)	(12,500)	4,167
Other liability	(3,067)	(2,611)	26,129
Net cash (used in) operating activities	(666,111)	(924,574)	(16,799,782)

Cash flows from investing activities:
Patent costs	(394,471)	(281,937)	(3,140,178)
Redemption (purchase) of investments, net	(250,000)	(750,000)	(500,000)
Purchase of property and equipment	—	(1,482)	(170,107)
Net cash (used in) investing activities	(644,471)	(1,033,419)	(3,810,285)

Cash flows from financing activities:
Proceeds from grant	—	—	99,728
Proceeds from issuance of bridge notes	—	—	525,000
Proceeds from issuance and exercises of common stock and warrants	—	2,019,108	19,082,818
Proceeds from issuance of convertible note and warrants, net of $450,000 paid to holder	6,550,000	—	6,550,000
Deferred financing costs	(511,835)	—	(511,835)
Net cash provided by financing activities	6,038,165	2,019,108	25,745,711

Net increase in cash and cash equivalents	4,727,583	61,115	5,135,644

Cash and cash equivalents at beginning of period	408,061	318,473	—

Cash and cash equivalents at end of period	$5,135,644	$379,588	$5,135,644

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—	$22,317
Supplemental schedule of noncash financing activity:
Conversion of bridge notes into stock	$—	$—	$534,316
Allocation of convertible debt proceeds to warrants and beneficial conversion feature	$6,550,000	$—	$6,550,000
Warrants issued for financing costs	$277,979	$—	$277,979

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 – Restatement:

During the year ended June 30, 2008, the Company issued convertible notes and warrants.  The proceeds of the convertible notes were allocated to the warrants and the beneficial conversion feature of the notes and the discount was being amortized over the term of the notes.  According to EITF 98-5, paragraph 9, for convertible debt securities, any recorded discount resulting from the allocation of proceeds to the beneficial conversion feature should be recognized as interest expense using the effective yield method.  The Company was providing for the amortization of the convertible debt discount on a straight-line method over the term of the convertible debt securities.  The Company has reviewed its calculations of amortization of debt discount, a non-cash expense, under both the straight-line and effective yield methods and has determined that there is a material difference between the two calculations because of the change from the straight-line method to the effective yield method.  The condensed consolidated financial statements have been restated for all periods presented.  The effect of the change is as follows:

	As Originally		As
	Reported	Change	Restated

Statements of Operations

Three months ended December 31, 2007

Amortization of debt discount and financing costs	(283,207)	244,833	(38,374)
Net loss	(1,294,671)	244,833	(1,049,838)
Loss per share	(.07)	.01	(.06)

Six months ended December 31, 2007

Amortization of debt discount and financing costs	(298,428)	244,833	(53,595)
Net loss	(1,676,717)	244,833	(1,431,884)
Loss per share	(.10)	.02	(.08)

From inception on July 1, 1998 through December 31, 2007

Amortization of debt discount and financing costs	(298,428)	244,833	(53,595)
Net loss	(27,298,257)	244,833	(27,053,424)

Balance Sheet as of December 31, 2007

Convertible notes	257,560	(244,833)	12,727
Total liabilities	1,308,180	(244,833)	1,063,347
Deficit accumulated during the development stage	(27,298,257)	244,833	(27,053,424)
Stockholders equity	8,038,961	244,833	8,283,794

Note 2 - Basis of Presentation:

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

Note 3 – Liquidity:

The operations of the Company to date have required significant cash expenditures.  As shown in the accompanying financial statements, the Company has a history of losses with a deficit accumulated during the development stage from inception through December 31, 2007 of $27,053,424.  The future capital requirements of the Company will depend on the results of its research and development activities, preclinical studies and competitive and technological advances.

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

Note 4 – Intangible Assets:

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

Note 5 - Loss Per Share:

Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  As of December 31, 2007, shares to be issued upon the exercise of options and warrants aggregating 19,281,261 at an average exercise price of $1.55, and as of December 31, 2006, shares to be issued upon the exercise of options and warrants aggregating 9,100,877 at an average price of $2.62 are not included in the computation of diluted loss per share as the effect is anti-dilutive.  Additionally, at December 31, 2007, 7,777,777 shares to be issued upon the conversion of convertible notes at a fixed conversion rate of $0.90 are not included in the computation of diluted loss per share as the effect is anti-dilutive.

Note 6 – Share-Based Transactions:

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

Note 7 – Revenue Recognition:

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

Note 8 –Convertible Note and Stockholders Equity:

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

As of December 31, 2007, the outstanding balance of the Convertible Notes were $12,727, which is comprised of notes with an aggregate face amount of $7,000,000 less unamortized debt discount of $6,987,273.

Debt discount associated with the Convertible Notes is amortized to interest expense, using the effective yield method, over the remaining life of the Convertible Notes.  Upon conversion of the Convertible Notes into Common Stock, any unamortized debt discount relating to the portion converted will be charged to equity.  Total charges to interest for amortization of debt discount were $12,723 and $12,727 for the three month and six month periods ended December 31, 2007.

The costs associated with the issuances in the amount of $789,817 have been recorded as deferred financing costs and are being amortized ratably over the term of the convertible notes.

Note 9 – Income Taxes:

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

Note 10 – Subsequent Event:

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

Results of Operations

Three Months Ended December 31, 2007 and Three Months Ended December 31, 2006

The net loss for the three-month period ended December 31, 2007 and 2006 was $1,049,838 and $1,135,637, respectively, a decrease of $85,799, or 7.6%.  This decrease in net loss was primarily the result of a decrease in revenue which was partially offset by a decrease in operating expenses.

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

Amortization of debt discount and financing costs and interest expense on convertible notes

From September 2007 through December 2007, we issued convertible notes in the aggregate face amount of $7 million and warrants.  The proceeds from the convertible notes and warrants were recorded as equity and the discount on such convertible notes is being amortized over the term of the convertible notes utilizing the effective yield method.

The convertible notes bear interest at a rate of 8% per annum, payable quarterly in cash or common stock.

Below is a summary of the convertible notes as of December 31, 2007:

Date Issued	Face Amount	Maturity Date

Sept. 21, 2007	$1,500,000	Dec. 30, 2010
Oct. 16, 2007	$1,500,000	Dec. 30, 2010
Dec. 20, 2007	$2,000,000	Dec. 30, 2010
Dec. 20, 2007	$2,000,000	Dec. 31, 2010
Total	$7,000,000

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

Six Months Ended December 31, 2007 and Six Months Ended December 31, 2006

The net loss for the six-month period ended December 31, 2007 and 2006 was $1,431,884 and $1,736,102, respectively, a decrease of $304,218, or 17.5%.  This decrease in net loss was primarily the result of an increase in revenue and a decrease in operating expenses.

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

The convertible notes bear interest at a rate of 8% per annum, payable quarterly in cash or common stock.

Below is a summary of the convertible notes as of December 31, 2007:

Date Issued	Face Amount	Maturity Date
Sept. 21, 2007	$1,500,000	Dec. 30, 2010
Oct. 16, 2007	$1,500,000	Dec. 30, 2010
Dec. 20, 2007	$2,000,000	Dec. 30, 2010
Dec. 20, 2007	$2,000,000	Dec. 31, 2010
Total	$7,000,000		$

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

We have incurred losses each year since inception and have an accumulated deficit of $27,053,424 at December 31, 2007.  We expect to continue to incur losses as a result of expenditures on research and development and administrative activities.

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

We are a development stage biotechnology company with a limited operating history and limited assets and capital.  We have incurred losses each year since inception and have an accumulated deficit of $27,053,424 at December 31, 2007. We have generated minimal revenues by licensing our technology for certain crops to companies willing to share in our development costs. However, our technology may not be ready for commercialization for several years. We expect to continue to incur losses for the next several years because we anticipate that our expenditures on research and development, and administrative activities will significantly exceed our revenues during that period. We cannot predict when, if ever, we will become profitable.

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

SENESCO TECHNOLOGIES, INC.

DATE: October 31, 2008	By:	/s/ Bruce C. Galton
Bruce C. Galton, President
and Chief Executive Officer
(Principal Executive Officer)

DATE: October 31, 2008	By:	/s/ Joel Brooks
Joel Brooks, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)