Form 10-Q/A
period 2008-03-31
SENESCO TECHNOLOGIES INC
filed 2008-10-31
CIK 1035354

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes: ☐	No: ☒

As of April 30, 2008, 18,283,870 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

		Page
PART I.	FINANCIAL INFORMATION.

Item 1.	Financial Statements (Unaudited)	2

	CONDENSED CONSOLIDATED BALANCE SHEETS as of March 31, 2008 and June 30, 2007	3

	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS For the Three Months Ended March 31, 2008 and 2007, For the Nine Months Ended March 31, 2008 and 2007, and From Inception on July 1, 1998 through March 31, 2008	4

	CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’EQUITY From Inception on July 1, 1998 through March 31, 2008	5

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Nine Months Ended March 31, 2008 and 2007, and From Inception on July 1, 1998 through March 31, 2008	9

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

	Overview	22

	Liquidity and Capital Resources	31

	Changes to Critical Accounting Policies and Estimates	35

	Results of Operations	36

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	44

Item 4.	Controls and Procedures	44

PART II.	OTHER INFORMATION.

Item 1A.	Risk Factors	45

Item 6.	Exhibits	58

SIGNATURES		59

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends financial statements and the footnotes of the Quarterly Report on Form 10-Q of Senesco Technologies, Inc. (the “Company”) for the third quarter ended March 31, 2008, as filed with the Securities and Exchange Commission on May 15, 2008 (the “Quarterly Report”) as the Company’s financial statements for the quarterly period ended March 31, 2008 should be restated and should no longer be relied upon.

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

For convenience and ease of reference, the Company is filing the Quarterly Report in its entirety with the applicable changes. Unless otherwise stated, all information contained in this amendment and restated 10-Q is as of May 15, 2008, the filing date of the Quarterly Report. This Form 10-Q/A does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the Quarterly Report that may have been affected by events or transactions occurring subsequent to such filing date. No information in the Quarterly Report other than as set forth above is amended hereby. Currently-dated certifications from our President and Chief Executive Officer and our Chief Financial Officer have been included as exhibits to this amendment.

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

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2008	2007
	(unaudited) (restated)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,049,233	$408,061
Short-term investments	500,000	250,000
Prepaid expenses and other current assets	57,695	104,526
Total Current Assets	4,606,928	762,587

Property and equipment, net	6,880	7,526
Intangibles, net	3,032,449	2,544,447
Deferred financing costs	729,029	—
Security deposit	7,187	7,187
TOTAL ASSETS	$8,382,473	$3,321,747

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$168,525	$109,258
Accrued expenses	509,619	377,359
Deferred revenue	—	16,667
Total Current Liabilities	678,144	503,284

Convertible note, net of discount	12,742	—
Grant payable	99,728	99,728
Other liability	24,595	29,196
TOTAL LIABILITIES	815,209	632,208

STOCKHOLDERS’ EQUITY:

Preferred stock, $0.01 par value; authorized 5,000,000 shares, no shares issued	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares, issued and outstanding 17,728,314 and 17,473,694, respectively	177,283	174,737
Capital in excess of par	35,925,622	28,136,342
Deficit accumulated during the development stage	(28,535,641)	(25,621,540)

TOTAL STOCKHOLDERS’ EQUITY	7,567,264	2,689,539

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,382,473	$3,321,747

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,	For the Nine Months Ended March 31,	For the Nine Months Ended March 31,	From Inception on July 1, 1998 through March 31,
	2008	2007	2008	2007	2008
	(restated)		(restated)		(restated)
Revenue	$79,167	$6,250	$456,667	$268,750	$1,175,000

Operating Expenses:
General and administrative	876,966	514,189	1,851,876	2,001,068	21,286,069
Research and development	474,176	314,294	1,219,325	863,037	9,412,494
Total Operating Expenses	1,351,142	828,483	3,071,201	2,864,105	30,698,563

Loss From Operations	(1,271,975)	(822,233)	(2,614,534)	(2,595,355)	(29,523,563)

Sale of state income tax loss, net	—	—	—	—	586,442
Other noncash income	—	—	—	—	321,259
Interest income, net	43,907	20,916	76,013	57,936	455,801
Amortization of debt discount and financing costs	(66,676)	—	(120,271)	—	(120,271)
Interest expense on convertible notes	(187,473)	—	(255,309)	—	(255,309)
Net Loss	$(1,482,217)	$(801,317)	$(2,914,101)	$(2,537,419)	$(28,535,641)

Basic and Diluted Net Loss Per Common Share	$(0.08)	$(0.05)	$(0.17)	$(0.15)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	17,583,461	17,473,694	17,510,410	16,732,003

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

(continued)

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FROM INCEPTION ON JULY 1, 1998 THROUGH MARCH 31, 2008

(unaudited)

	Common Stock		Capital in Excess of	Deficit Accumulated During the Development
	Shares	Amount	Par Value	Stage	Total
				(restated)	(restated)

Reclassification of warrants	—	—	$1,913,463	—	$(378,624)

Commissions, legal and bank fees associated with issuances for the year ended June 30, 2004	—	—	(378,624)	—	1,913,463

Fair market value of options and warrants vested during the year ended June 30, 2004	—	—	1,826,514	—	1,826,514

Options and warrants exercised during the year ended June 30, 2004 at exercise prices ranging from $1.00 - $3.25	370,283	$3,704	692,945	—	696,649

Issuance of common stock and warrants for cash on May 9, 2005 at $2.11 per unit	1,595,651	15,957	3,350,872	—	3,366,829

Allocation of proceeds to warrants	—	—	(1,715,347)	—	(1,715,347)

Reclassification of warrants	—	—	1,579,715	—	1,579,715

Commissions, legal and bank fees associated with issuance on May 9, 2005	—	—	(428,863)	—	(428,863)

Options and warrants exercised during the year ended June 30, 2005 at exercise prices ranging from $1.50 to $3.25	84,487	844	60,281	—	61,125

Fair market value of options and warrants vested during the year ended June 30, 2005	—	—	974,235	—	974,235

(continued)

See Notes to Condensed Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FROM INCEPTION ON JULY 1, 1998 THROUGH MARCH 31, 2008

(unaudited)

	Common Stock		Capital in Excess of	Deficit Accumulated During the Development
	Shares	Amount	Par Value	Stage	Total
				(restated)	(restated)

Fair market value of options and warrants granted and vested during the year ended June 30, 2006	—	—	$677,000	—	$677,000

Warrants exercised during the year ended June 30, 2006 at an exercise price of $0.01	10,000	$100	—	—	100

Issuance of common stock and warrants for cash on October 11, 2006 at $1.135 per unit	1,986,306	19,863	2,229,628	—	2,249,491

Commissions, legal and bank fees associated with issuance on October 11, 2006	—	—	(230,483)	—	(230,483)

Fair market value of options and warrants vested during the year ended June 30, 2007	—	—	970,162	—	970,162

Warrants exercised during the year ended June 30, 2007 at an exercise price of $0.01	10,000	100	—	—	100

Fair market value of options and warrants vested during the nine months ended March 31, 2008	—	—	986,517	—	986,517

Allocation of proceeds from issuance of convertible notes and warrants from September 21, 2007 through December 20, 2007	—	—	6,550,000	—	6,550,000

Issuance of common stock in lieu of cash payment for interest during the nine months ended March 31, 2008	254,620	2,546	252,763	—	255,309

Net loss	—	—	—	$(28,535,641)	(28,535,641)

Balance at March 31, 2008	17,728,314	$177,283	$35,925,622	$(28,535,641)	$7,567,264

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended March 31,		From Inception on July 1, 1998 through March 31,
	2008	2007	2008
	(restated)		(restated)
Cash flows from operating activities:
Net loss	$(2,914,101)	$(2,537,419)	$(28,535,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash capital contribution	—	—	85,179
Noncash conversion of accrued expenses into equity	—	—	131,250
Noncash income related to change in fair value of warrant liablility	—	—	(321,259)
Issuance of common stock and warrants for interest	255,309	—	264,625
Issuance of stock options and warrants for services	708,537	908,000	9,507,312
Depreciation and amortization	67,179	117,094	431,020
Amortization of convertible note discount and deferred financing costs	120,271	—	120,271
(Increase) decrease in operating assets:
Prepaid expense and other current assets	46,831	36,585	(57,695)
Security deposit	—	—	(7,187)
Increase (decrease) in operating liabilities:
Accounts payable	59,267	9,846	168,525
Accrued expenses	132,260	(92,870)	509,619
Deferred revenue	(16,667)	(18,750)	—
Other liability	(4,601)	(3,917)	24,595
Net cash used in operating activities	(1,545,715)	(1,581,431)	(17,679,386)

Cash flows from investing activities:
Patent costs	(551,752)	(390,381)	(3,297,459)
Purchase of investments, net	(250,000)	(100,000)	(500,000)
Purchase of property and equipment	(2,783)	(1,482)	(172,890)
Net cash used in investing activities	(804,535)	(291,863)	(3,970,349)

Cash flows from financing activities:
Proceeds from grant	—	—	99,728
Proceeds from issuance of bridge notes	—	—	525,000
Proceeds from issuance and exercises of common stock and warrants	—	2,019,108	19,082,818
Proceeds from issuance of convertible note and warrants, net of $450,000 paid to holder	6,550,000	—	6,550,000
Deferred financing costs	(558,578)	—	(558,578)
Net cash provided by financing activities	5,991,422	2,019,108	25,698,968

Net increase in cash and cash equivalents	3,641,172	145,814	4,049,233

Cash and cash equivalents at beginning of period	408,061	318,473	—

Cash and cash equivalents at end of period	$4,049,233	$464,287	$4,049,233

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—	$22,317
Supplemental schedule of noncash financing activity:
Conversion of bridge notes into stock	$—	$—	$534,316
Allocation of convertible debt proceeds to warrants and beneficial conversion feature	$6,550,000	$—	$6,550,000
Warrants issued for financing costs	$277,979	$—	$277,979

See Notes to Condensed Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 – Restatement

During the year ended June 30, 2008, the Company issued convertible notes and warrants.  The proceeds of the convertible notes were allocated to the warrants and the beneficial conversion feature of the notes and the discount was being amortized over the term of the notes.  According to EITF 98-5, paragraph 9, for convertible debt securities, any recorded discount resulting from the allocation of proceeds to the beneficial conversion feature should be recognized as interest expense using the effective yield method.  The Company was providing for the amortization of the convertible debt discount on a straight-line method over the term of the convertible debt securities.  The Company has reviewed its calculations of amortization of debt discount, a non-cash expense, under both the straight-line and effective yield methods and has determined that there is a material difference between the two calculations because of the change from the straight-line method to the effective yield method.  The condensed consolidated financial statements have been recasted for all periods presented.  The effect of the change is as follows:

	As Originally		As
	Reported	Change	Restated

Statements of Operations
Three months ended March 31, 2008

Amortization of debt discount and financing costs	(628,626)	561,950	(66,676)
Net loss	(2,044,167)	561,950	(1,482,217)
Loss per share	(.12)	.04	(.08)

Nine months ended March 31, 2008

Amortization of debt discount and financing costs	(927,054)	806,783	(120,271)
Net loss	(3,720,884)	806,783	(2,914,101)
Loss per share	(.21)	.04	(.17)

From inception on July 1, 1998 through March 31, 2008

Amortization of debt discount and financing costs	(927,054)	806,783	(120,271)

Net loss	(29,342,424)	806,783	(28,535,641)

Balance Sheet as of March 31, 2008

Convertible notes	819,525	(806,783)	12,742
Total liabilities	1,621,992	(806,783)	815,209
Deficit accumulated during the development stage	(29,342,424)	806,783	(28,535,641)
Stockholders equity	6,760,481	806,783	7,567,264

Note 2 – Basis of Presentation:

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

Note 3 – Liquidity:

       The operations of the Company to date have required significant cash expenditures.  As shown in the accompanying financial statements, the Company has a history of losses with a deficit accumulated during the development stage from inception through March 31, 2008 of $28,535,641.  The future capital requirements of the Company will depend on the results of its research and development activities, preclinical studies and competitive and technological advances.

As of March 31, 2008, the Company had cash and investments in the amount of $4,549,233, which the Company estimates will cover its expenses for approximately the next twelve months.

In connection with agreements entered into on August 29, 2007, the Company will issue convertible notes and warrants and will receive $1,500,000 on the date the Company enters into a supply agreement with a third party manufacturer for sufficient quantity and quality of nano-particle for encapsulation of Factor 5A gene to be used in toxicology and proof of concept human studies under a United States Food and Drug Administration, (the “FDA”), accepted Investigational New Drug application, (an “IND Application), and $1,500,000 on the date the Company enters into a supply agreement with a third party manufacturer to provide sufficient quantity and quality of Factor 5A DNA to carry out toxicology and proof of concept human studies under a FDA accepted IND Application (see Note 8).   If the Company receives the additional gross proceeds from the issuance of $3,000,000 of convertible notes and warrants, then the Company estimates that it will have enough cash and investments to cover its expenses for approximately the next 18 months.

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

Note 5 – Loss Per Share:

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

The fair value of each stock option and warrant granted has been determined using the Black-Scholes model.  The material factors incorporated in the Black-Scholes model in estimating the value of the options and warrants include the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Estimated life in years	4-6	6-10	4-6	6-10
Risk-free interest rate (1)	1.9%-4.1%	4.2%-4.7%	1.9%-4.1%	4.2%-4.7%
Volatility	100%	70%-148%	100%	70%-148%
Dividend paid	None	None	None	None

(1) Represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term.

The economic values of the options will depend on the future price of the Company’s common stock, par value $0.01 ( the “Common Stock”), which cannot be forecast with reasonable accuracy.

A summary of changes in the stock option plan for the nine month period ended March 31, 2008 is as follows:

	Number of	Weighted-Average
	Options.	Exercise Price.
Outstanding at July 1, 2007	2,646,000	$2.33
Granted	1,069,600	$0.99
Exercised	—	—
Canceled	—	—
Outstanding at March 31, 2008	3,715,600	$1.95
Exercisable at March 31, 2008	2,778,336	$2.25

A summary of changes to the non-vested stock options for the nine month period ended March 31, 2008 is as follows:

	Weighted-Average
	Number of	Grant-Date
	Options.	Fair Value.
Non-vested stock options at July 1, 2007	249,666	$1.07
Granted	1,069,600	$0.76
Vested	(382,002)	$(0.82)
Forfeited	—	—

Non-vested stock options at March 31, 2008	937,264	$0.77

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

2.                 20% of the eligible shares upon the filing and acceptance by the FDA of an investigational new drug application; and

3.                 60% of the eligible shares upon the successful completion of a FDA approved phase I/II clinical trial.

If the target goals are achieved by the Company, the executive officers would be awarded the following number of shares and options:

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

As of March 31, 2008, the outstanding balance of the Convertible Notes were $12,742, which is comprised of notes with an aggregate face amount of $7,000,000 less unamortized debt discount of $6,987,258.  On April 29, 2008, YA Global converted $500,000 of the Convertible Notes into 555,556 shares of the Company’s common stock.

Debt discount associated with the Convertible Notes is amortized to interest expense, using the effective yield method, over the remaining life of the Convertible Notes.  Upon conversion of the Convertible Notes into Common Stock, any unamortized debt discount relating to the portion converted will be charged to equity.  Total charges to interest for amortization of debt discount were $15 and $12,742 for the three month and nine month periods ended March 31, 2008.

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

Note 10 – Effects of New Accounting Pronouncements Applicable to the Company

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

Note 11 – Financial Advisory Agreement:

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

Results of Operations

Three Months Ended March 31, 2008 and Three Months Ended March 31, 2007

The net loss for the three-month period ended March 31, 2008 was $1,482,217. The net loss for the three-month period ended March 31, 2007 was $801,317.  Such a change represents an increase in net loss of $680,900, or 85.0%.  This increase in net loss was primarily the result of an increase in expenses associated with the outstanding convertible notes that were issued during the current fiscal year, and an increase in operating expenses.

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
	(in thousands, except% values)
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

Nine Months Ended March 31, 2008 and Nine Months Ended March 31, 2007

The net loss for the nine-month period ended March 31, 2008 was $2,914,101.   The net loss for the nine-month period ended March 31, 2007 was $2,537,419. Such a  change represents an increase in net loss of $376,682, or 14.8%.  This increase in net loss was primarily the result of an increase in operating expenses, and expenses associated with the outstanding convertible notes that were issued during the current fiscal year.

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

We have incurred losses each year since inception and have an accumulated deficit of $28,535,641 at March 31, 2008.  We expect to continue to incur losses as a result of expenditures on research and development and administrative activities.

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

We are a development stage biotechnology company with a limited operating history and limited assets and capital.  We have incurred losses each year since inception and have an accumulated deficit of $28,535,641 at March 31, 2008. We have generated minimal revenues by licensing our technology for certain crops to companies willing to share in our development costs. However, our technology may not be ready for commercialization for several years. We expect to continue to incur losses for the next several years because we anticipate that our expenditures on research and development, and administrative activities will significantly exceed our revenues during that period. We cannot predict when, if ever, we will become profitable.

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