Form 10-Q
period 2008-09-30
SENESCO TECHNOLOGIES INC
filed 2008-11-14
CIK 1035354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes: ☐	No: ☒

As of October 31, 2008, 18,573,184 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

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

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2008	2008
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,457,202	$5,676,985
Short-term investments	2,450,000	500,000
Prepaid expenses and other current assets	784,241	180,556
Total Current Assets	5,691,443	6,357,541

Property and equipment, net	4,678	5,459
Intangibles, net	3,346,366	3,213,543
Deferred financing costs	953,308	1,059,230
Security deposit	7,187	7,187
TOTAL ASSETS	$10,002,982	$10,642,960

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$499,925	$370,167
Accrued expenses	386,884	314,267
Total Current Liabilities	886,809	684,434

Convertible notes, net of discount	190	57
Grant payable	99,728	99,728
Other liability	21,301	23,062
TOTAL LIABILITIES	1,008,028	807,281

STOCKHOLDERS’ EQUITY:

Preferred stock, $0.01 par value; authorized 5,000,000 shares, no shares issued	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares, issued and outstanding 18,573,184 and 18,375,117, respectively	185,732	183,751
Capital in excess of par	40,213,658	39,874,958
Deficit accumulated during the development stage	(31,404,436)	(30,223,030)

TOTAL STOCKHOLDERS’ EQUITY	8,994,954	9,835,679

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,002,982	$10,642,960

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	From Inception on July 1, 1998 through September 30,
	2008	2007	2008

Revenue	$200,000	$371,250	$1,375,000

Operating Expenses:
General and administrative	529,865	389,059	22,255,321
Research and development	504,386	352,895	10,461,981
Total Operating Expenses	1,034,251	741,954	32,717,302

Loss From Operations	(834,251)	(370,704)	(31,342,302)

Sale of state income tax loss, net	—	—	586,442
Other noncash income	—	—	321,259
Interest income, net	23,057	6,879	503,294
Amortization of debt discount and financing costs	(106,055)	(15,221)	(774,818)
Interest expense on convertible notes	(264,157)	(3,000)	(698,311)

Net Loss	$(1,181,406)	$(382,046)	$(31,404,436)

Basic and Diluted Net Loss Per Common Share	$(0.06)	$(0.02)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	18,379,379	17,473,694

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FROM INCEPTION ON JULY 1, 1998 THROUGH SEPTEMBER 30, 2008

(unaudited)

	Common Stock		Capital in Excess of	Deficit Accumulated During the Development
	Shares	Amount	Par Value	Stage	Total

Common stock outstanding	2,000,462	$20,005	$(20,005)	—	—

Contribution of capital	—	—	85,179	—	$85,179

Issuance of common stock in reverse merger on January 22, 1999 at $0.01 per share	3,400,000	34,000	(34,000)	—	—

Issuance of common stock for cash on May 21, 1999 at $2.63437 per share	759,194	7,592	1,988,390	—	1,995,982

Issuance of common stock for placement fees on May 21, 1999 at $0.01 per share	53,144	531	(531)	—	—

Issuance of common stock for cash on January 26, 2000 at $2.867647 per share	17,436	174	49,826	—	50,000

Issuance of common stock for cash on January 31, 2000 at $2.87875 per share	34,737	347	99,653	—	100,000

Issuance of common stock for cash on February 4, 2000 at $2.934582 per share	85,191	852	249,148	—	250,000

Issuance of common stock for cash on March 15, 2000 at $2.527875 per share	51,428	514	129,486	—	130,000

Issuance of common stock for cash on June 22, 2000 at $1.50 per share	1,471,700	14,718	2,192,833	—	2,207,551

Commissions, legal and bank fees associated with issuances for the year ended June 30, 2000	—	—-	(260,595)	—	(260,595)

Fair market value of options and warrants vested during the year ended June 30, 2000	—-	—	1,475,927	—	1,475,927

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FROM INCEPTION ON JULY 1, 1998 THROUGH SEPTEMBER 30, 2008

(unaudited)

	Common Stock		Capital in Excess of	Deficit Accumulated During the Development
	Shares	Amount	Par Value	Stage	Total

Fair market value of options and warrants vesting during the year ended June 30, 2001	—	—	$308,619	—	$308,619

Issuance of common stock and warrants for cash from November 30, 2001 through April 17, 2002 at $1.75 per unit	3,701,430	$37,014	6,440,486	—	6,477,500

Issuance of common stock and warrants associated with bridge loan conversion on December 3, 2001	305,323	3,053	531,263	—	534,316

Commissions, legal and bank fees associated with issuances for the year ended June 30, 2002	—	—	(846,444)	—	(846,444)

Fair market value of options and warrants vested during the year ended June 30, 2002	—	—	1,848,726	—	1,848,726

Fair market value of options and warrants vested during the year ended June 30, 2003	—	—	848,842	—	848,842

Issuance of common stock and warrants for cash from January 15, 2004 through February 12, 2004 at $2.37 per unit	1,536,922	15,369	3,627,131	—	3,642,500

Allocation of proceeds to warrants	—	—	(2,099,090)	—	(2,099,090)

Reclassification of warrants	—		1,913,463	—	1,913,463

Commissions, legal and bank fees associated with issuances for the year ended June 30, 2004	—		(378,624)	—	(378,624)

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FROM INCEPTION ON JULY 1, 1998 THROUGH SEPTEMBER 30, 2008

(unaudited)

	Common Stock		Capital in Excess of	Deficit Accumulated During the Development
	Shares	Amount	Par Value	Stage	Total

Fair market value of options and warrants vested during the year ended June 30, 2004	—	—	$1,826,514	—	$1,826,514

Options and warrants exercised during the year ended June 30, 2004 at exercise prices ranging from $1.00 - $3.25	370,283	$3,704	692,945	—	696,649

Issuance of common stock and warrants for cash on May 9, 2005 at $2.11 per unit	1,595,651	15,957	3,350,872	—	3,366,829

Allocation of proceeds to warrants	—	—	(1,715,347)	—	(1,715,347)

Reclassification of warrants	—	—	1,579,715	—	1,579,715

Commissions, legal and bank fees associated with issuance on May 9, 2005	—	—	(428,863)	—	(428,863)

Options and warrants exercised during the year ended June 30, 2005 at exercise prices ranging from $1.50 to $3.25	84,487	844	60,281	—	61,125

Fair market value of options and warrants vested during the year ended June 30, 2005	—	—	974,235	—	974,235

Fair market value of options and Warrants granted and vested During the year ended June 30, 2006	—	—	677,000	—	677,000

Warrants exercised during the year ended June 30, 2006 at an exercise price of $0.01	10,000	100	—	—	100

Issuance of common stock and warrants for cash on October 11, 2006 at $1.135 per unit	1.986,306	19,863	2,229,628	—	2,249,491

  See Notes to Condensed Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FROM INCEPTION ON JULY 1, 1998 THROUGH SEPTEMBER 30, 2008

(unaudited)

	Common Stock		Capital in Excess of	Deficit Accumulated During the Development
	Shares	Amount	Par Value	Stage	Total

Commissions, legal and bank fees associated with issuance on October 11, 2006	—	—	$(230,483)	—	$(230,483)

Fair market value of options and warrants vested during the year ended June 30, 2007	—	—	970,162	—	970,162

Warrants exercised during the year ended June 30, 2007 at an exercise price of $0.01	10,000	$100	—	—	100

Fair market value of options and warrants vested during the year ended June 30, 2008	—	—	1,536,968	—	1,536,968

Allocation of proceeds from issuance of convertible notes and warrants from September 21, 2007 through June 30, 2008	—	—	9,340,000	—	9,340,000

Issuance of common stock in lieu of cash payment for interest during the year ended June 30, 2008	345,867	3,458	430,696	—	434,154

Convertible notes converted into common stock during the year ended June 30, 2008	565,556	5,556	430,952	—	436,508

Fair market value of options and warrants vested during the three months ended September 30, 2008	—	—	76,524	—	76,524

Warrants exercised during the three months ended September 30, 2008 at an exercise price of $0.74	2,395	24	(24)	—	—

Issuance of common stock in lieu of cash payment for interest during the three months ended September 30,2008	195,672	1,957	262,200	—	264,157

Net loss	—	—	—	$(31,404,436)	(31,404,436)
Balance at September 30, 2008	18,573,184	$185,732	$40,213,658	$(31,404,436)	$8,994,954

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended September 30,		From Inception on July 1, 1998 through September 30,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(1,181,406)	$(382,046)	$(31,404,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash capital contribution	—	—	85,179
Noncash conversion of accrued expenses into equity	—	—	131,250
Noncash income related to change in fair value of warrant liability	—	—	(321,259)
Issuance of common stock and warrants for interest	264,157	—	707,626
Share-based compensation expense	76,524	63,500	9,772,621
Depreciation and amortization	26,280	21,754	486,968
Amortization of convertible note discount and deferred financing costs	106,055	15,221	774,818
(Increase) decrease in operating assets:
Accounts receivable	—	(75,000)	—
Prepaid expense and other current assets	(603,685)	47,450	(784,241)
Security deposit	—	—	(7,187)
Increase (decrease) in operating liabilities:
Accounts payable	129,758	196,565	499,925
Accrued expenses	72,617	127,906	386,884
Deferred revenue	—	(6,250)	—
Other liability	(1,761)	(1,534)	21,301
Net cash (used in) provided by operating activities	(1,111,461)	7,566	(19,650,551)
Cash flows from investing activities:
Patent costs	(158,322)	(214,907)	(3,665,122)
(Purchase) redemption of investments, net	(1,950,000)	250,000	(2,450,000)
Purchase of property and equipment	—	—-	(172,890)
Net cash (used in) provided by investing activities	(2,108,322)	35,093	(6,288,012)
Cash flows from financing activities:
Proceeds from grant	—	—	99,728
Proceeds from issuance of bridge notes	—	—	525,000
Proceeds from issuance of common stock, net and exercise of options and warrants	—	—	19,082,818
Proceeds from issuance of convertible note and warrants, net	—	1,395,000	9,340,000
Deferred financing costs	—	(204,717)	(651,781)
Net cash provided by financing activities	—	1,190,283	28,395,765
Net (decrease) increase in cash and cash equivalents	(3,219,783)	1,232,942	2,457,202
Cash and cash equivalents at beginning of period	5,676,985	408,061	—-
Cash and cash equivalents at end of period	$2,457,202	$1,641,003	$2,457,202
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—-	$22,317
Supplemental schedule of noncash financing activity:
Conversion of convertible note into common stock, net of unamortized financing costs of $63,492	$—	$—-	$500,000
Conversion of bridge notes into stock	$—	$—	$534,316
Allocation of convertible debt proceeds to warrants and beneficial conversion feature	$—	$1,395,000	$9,340,000
Warrants issued for financing costs .	$—	$89,833	$639,645
Issuance of common stock for interest payments on convertible notes	$264,157	$—-	$707,626

See Notes to Condensed Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 - Basis of Presentation:

The financial statements included herein have been prepared by Senesco Technologies, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of September 30, 2008, the results of its operations for the three-month period ended September 30, 2008 and 2007, cash flows for the three-month periods ended September 30, 2008 and 2007, and the results of its operations and cash flows for the period from inception on July 1, 1998 through September 30, 2008.

Interim results are not necessarily indicative of results for the full fiscal year.

Note 2 – Liquidity:

The Company has a limited operating history and limited assets and capital and has incurred losses each year since inception with a deficit accumulated during the development stage from inception on July 1, 1998 through September 30, 2008 of $31,404,436.  The Company has generated minimal revenues by licensing its technology for certain crops to companies willing to share in its development costs. In addition, the Company’s technology may not be ready for commercialization for several years. The Company expects to continue to incur losses for the next several years because it anticipates that its expenditures on research and development, and administrative activities will significantly exceed its revenues during that period. The Company cannot predict when, if ever, it will become profitable.

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

•                  attempt to sell the Company;

•                  cease operations; or

•                  declare bankruptcy.

As of September 30, 2008, the Company had cash and investments in the amount of $4,907,202, which consisted of money market funds and U.S. Treasury bills, The Company estimates that such amount will cover its expenses for approximately the next ten months.  The accompanying financial statements do not include any adjustment from the outcome of this uncertainty.

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

The length of time that it takes for an initial patent application to be approved is generally between four to six years.  However, due to the unique nature of each patent application, the actual length of time may vary.  If a patent application is denied, the associated cost of that application would be written off.  However, the Company has not had any patent applications denied as of September 30, 2008.  Additionally, should a patent application become impaired during the application process, the Company would write down or write off the associated cost of that patent application.

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

Note 4 - Loss Per Share:

Net loss per common share is computed by dividing the loss by the weighted-average number of common shares outstanding during the period.  Shares to be issued upon the exercise of the outstanding options and warrants aggregating 23,518,284 and 9,294,982 as of September 30, 2008 and 2007, respectively, are not included in the computation of net loss per share as their effect is anti-dilutive.  Additionally, as of September 30, 2008, 10,555,556 shares to be issued upon the conversion of convertible notes at a fixed conversion price of $0.90 are not included in the computation of diluted net loss per share as the effect is anti-dilutive.

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

The fair value of each stock option and warrant granted has been determined using the Black-Scholes model.  The material factors incorporated in the Black-Scholes model in estimating the value of the options and warrants include the following:

	Three Months Ended
	September,
	2008	2007

Estimated life in years	4-6	8-10
Risk-free interest rate (1)	2.98%	4.7%
Volatility	100%	100%
Dividend paid	None	None

(1) Represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term.

The economic values of the options will depend on the future price of the Company’s common stock, par value $0.01 ( the “Common Stock”), which cannot be forecast with reasonable accuracy.

A summary of changes in the stock option plan for the three month period ended September 30, 2008 is as follows:

	Number of	Weighted-Average
	Options	Exercise Price
Outstanding at July 1, 2008	3,715,600	$1.95
Granted	—	—
Exercised	—	—
Canceled	—	—
Outstanding at September 30, 2008	3,715,600	$1.95
Exercisable at September 30, 2008	2,778,336	$2.25

A summary of changes to the non-vested stock options for the three month period ended September 30, 2008 is as follows:

Weighted-Average
	Number of	Grant-Date
	Options	Fair Value
Non-vested stock options at July 1, 2008	937,264	$0.77
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested stock options at September 30, 2008	937,264	$0.77

As of September 30, 2008, the aggregate intrinsic value of stock options outstanding was $470,266, with a weighted-average remaining term of 5.9 years.  The aggregate intrinsic value of stock options exercisable at that same date was $140,541, with a weighted-average remaining term of 4.8 years.  As of September 30, 2008, the Company has 1,856,700 shares available for future stock option grants.

As of September 30, 2008, total compensation expense not yet recognized related to stock option grants and restricted stock units amounted to approximately $82,000, which will be recognized over the next 15 months and an additional $640,000 which may be recognized as achievement of certain target goals under the Company’s Long-Term Incentive Program become probable over the next 30 months.

Long-Term Incentive Program

On December 13, 2007, upon recommendation of the Company’s Compensation Committee, the Board adopted a Long-Term Equity Incentive Program for the members of the executive management team.  The Program is intended to ensure the achievement of certain goals of the Company, continuity of the Company’s executive management, and to align the interests of the executive management with those of the shareholders.

Pursuant to and as defined in the Long-Term Equity Incentive Program, each executive would be awarded shares of the Company’s Common Stock and options to acquire shares of the Company’s Common Stock if the Company achieves certain target goals relating to its Multiple Myeloma research project over the next three fiscal years.

The number of eligible shares and options to be awarded to the executives is based upon the following weightings:

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

As of September 30, 2008, the Company is not able to determine if the achievement of the target goals under the Long-Term Equity Incentive Program are probable and, therefore, has not yet begun to recognize any of the $640,000 compensation expense that was computed on the date of adoption of the program.  The Company will begin recognizing such compensation expense ratably over the remaining term of the plan at such time that the Company is able to determine that the achievement of the target goals are probable.

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

Note 7 –Convertible Notes and Stockholders Equity:

During the year ended June 30, 2008, the Company issued $5,000,000 of convertible notes and warrants to YA Global Investments L.P. (“YA Global”) and $5,000,000 of convertible notes and warrants to Stanford Venture Capital Holdings, Inc. (“Stanford”), for an aggregate gross proceeds of $10,000,000.  The convertible notes convert into the Company’s common stock at a fixed price of $0.90 per share subject to certain adjustments (the “Fixed Conversion Price”), for a period of two years immediately following the signing date.  After the second anniversary of the signing date, the convertible notes may convert into shares of the Company’s common stock at the lower of the fixed conversion price or 80% of the lowest daily volume-weighted average price (the “VWAP”), of the common stock during the five trading days prior to the conversion date. The maturity date of each of the convertible notes for YA Global and Stanford is December 30, 2010 and December 31, 2010, respectively.

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

The conversion rate of each convertible note is subject to adjustment for certain events, including dividends, stock splits, combinations and the sale of the Company’s Common Stock or securities convertible into or exercisable for the Company’s Common Stock at a price less than the then applicable conversion or exercise price.

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

Currently, at the fixed conversion price, the number of shares of common stock issuable upon conversion of the remaining $9,500,000 of convertible notes outstanding and shares of common stock to be issued upon exercise of the warrants outstanding at September 30, 2008 represents, in the aggregate, 24,438,888 shares, plus an estimated additional 1,400,000 shares for the payment of interest in stock under the convertible notes.

As of September 30, 2008, the outstanding balance of the Convertible Notes were $190, which is comprised of notes with an aggregate face amount of $9,500,000 less unamortized debt discount of $9,499,810.  Debt discount associated with the Convertible Notes is amortized to interest expense, using the effective yield method, over the remaining life of the Convertible Notes.  Upon conversion of the Convertible Notes into Common Stock, any unamortized debt discount relating to the portion converted will be charged to interest.  Total charges to interest for amortization of debt discount were $133 for the three month period ended September 30, 2008.

The costs associated with the issuances in the amount of $1,291,427 have been recorded as deferred financing costs and are being amortized ratably over the term of the convertible notes.  The balance of deferred financing costs as of September 30, 2008 amounted to $953,308.

Note 8 – Income Taxes:

No provision for income taxes has been made in the three month periods ended September 30, 2008 and 2007 given the Company’s losses in 2008 and 2007 and available net operating loss carryforwards.  A benefit has not been recorded as the realization of the net operating losses is not assured and the timing in which the Company can utilize its net operating loss carryforwards in any year or in total may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations.

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

This pronouncement states that nonrefundable advance payments for future research and development activities should be deferred and capitalized.  This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years.  Early application is not permitted.  This pronouncement has not had a material effect on the Company’s financial statements.

SFAS No. 157 – Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”(“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting standards that require or permit fair value measurements.  Accordingly, SFAS No. 157 does not require any new fair value measurement. SFAS No. 157 emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. Companies will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This pronouncement has not had a material effect on the Companys financial statements.

SFAS No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  This pronouncement has not had a material effect on the Company’s financial statements.

EITF Issue No. 07-5 – Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides guidance on how to determine if certain instruments or embedded features are considered indexed to our own stock, including instruments similar to our convertible notes and warrants to purchase our stock. EITF 07-5 requires companies to use a two-step approach to evaluate an instrument’s contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock and exempt from the application of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Although EITF 07-5 is effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the date of adoption will require a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption. The Company is currently evaluating the impact that adoption of EITF 07-5 will have on its consolidated financial statements.

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

Overview

Our Business

The primary business of Senesco Technologies, Inc., a Delaware corporation incorporated in 1999, and its wholly-owned subsidiary, Senesco, Inc., a New Jersey corporation incorporated in 1998, collectively referred to as “Senesco,” “we,” “us” or “our,” is to utilize our patented and patent-pending genes, primarily eucaryotic translation initiation Factor 5A, or Factor 5A, and deoxyhypusine synthase, or DHS, and related technologies for their inhibition in human health applications to develop novel approaches to treat inflammatory diseases and cancer.

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

•                  decreased ICAM and activation of NFKB in cancer cells employing siRNA against Factor 5A;

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

Human Health Research Program

Our human health research program, which has consisted of pre-clinical in-vitro and in-vivo experiments designed to assess the role and method of action of the Factor 5A genes in human diseases, is being performed by approximately thirteen (13) third party researchers, at our direction, at Mayo Clinic, the University of Virginia, and the University of Waterloo.

Our research and development expenses incurred on human health applications were approximately 66% and 49% of our total research and development expenses for the three months ended September 30, 2008 and 2007, respectively.  Since inception, the proportion of our research and development expenses on human health applications has increased, as compared to our research and development expenses on agricultural applications.  This change is primarily due to the fact that our research focus on human health has increased and some of our research costs for plant applications have shifted to our license partners.

Our planned future pre-clinical research and development initiatives for human health include:

•                  Multiple Myeloma.  Our objective is to advance our technology for the potential treatment of multiple myeloma with the goal of initiating a clinical trial.  In connection with the potential clinical trial, we have engaged a clinical research organization, or CRO, to assist us through the process.  We have also determined the delivery system for our technology, contracted for the supply of pharmaceutical grade materials to be used in toxicology and human studies and have contracted with a third party laboratory to conduct toxicoly studies, Together with the assistance of our CRO, we will have the toxicology studies performed with the goal of filing an investigational new drug application, or IND application, with the U.S. Food and Drug Administration, or FDA, for their review and consideration in order to initiate a clinical trial.  We estimate that it will take less than twelve (12) months from September 30, 2008 to complete these objectives.

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

•                  Beta-Islet Cells.             We are currently reviewing the direction of our future research in beta-islet cell protection utilizing siRNA against Factor 5A.

•                  Other.  We may continue to look at other disease states in order to determine the role of Factor 5A.

In order to pursue the above research initiatives, as well as other research initiatives that may arise, we completed private placements of $10 million of convertible notes and warrants in fiscal 2008.  However, it may be necessary for us to raise a significant amount of additional working capital in the future to continue to pursue some of the above and new initiatives.  If we are unable to raise the necessary funds, we may be required to significantly curtail the future development of some of our research initiatives and we will be unable to pursue other possible research initiatives.

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

We have ongoing field trials of certain trees and bananas with our respective partners.  The initial field trials conducted with ArborGen over a three year period in certain species of trees have concluded and the trees have been harvested for wood quality assessment.  Preliminary data from our joint field trials show significantly enhanced growth rates in some of the trees relative to controls.  Additional field trials for enhanced growth rates and other traits are currently being performed with ArborGen.

To date, banana field trials have indicated that our technology extends the shelf life of banana fruit by 100%.  In addition to the post harvest shelf life benefits, an additional field trial generated encouraging disease tolerance data specific to Black Sigatoka (Black Leaf Streak Disease), for banana plants. Additional field trials for banana plants are ongoing for the combined traits of disease tolerance and shelf life extension.

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

Agricultural Target Markets

In order to address the complexities associated with marketing and distribution in the worldwide market, we have adopted a multi-faceted commercialization strategy, in which we have entered into and plan to enter into, as the opportunities present themselves, additional licensing agreements or other strategic relationships with a variety of companies or other entities on a crop-by-crop basis.  We anticipate revenues from these relationships in the form of licensing fees, royalties,, usage fees, or the sharing of gross profits.  In addition, we anticipate payments from certain of our partners, which are described in the Agricultural Development and License Agreements section of this Form 10-Q, upon our achievement of certain research and development benchmarks.  This commercialization strategy allows us to generate revenue at various stages of product development, while ensuring that our technology is incorporated into a wide variety of crops.  Our optimal partners combine the technological expertise to incorporate our technology into their product line along with the ability to successfully market the enhanced final product, thereby eliminating the need for us to develop and maintain a sales force.

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

Agricultural Development and License Agreements

Through October 31, 2008, we have entered into nine (9) license agreements and one joint collaboration with established agricultural biotechnology companies or, in the case of Poet, as more fully described below, an established ethanol company, as follows:

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

Agricultural Research Program

Our agricultural research and development is performed by three (3) researchers, at our direction, at the University of Waterloo, where the technology was developed.  Additional agricultural research and development is performed by our partners in connection with the Harris Moran License, the Scotts Agreement, the ArborGen License, the Cal/West License, the Bayer Licenses, the Monsanto License and through the Rahan Joint Venture.

The discoverer of our technology, John E. Thompson, Ph.D., is the Associate Vice President, Research and former Dean of Science at the University of Waterloo in Ontario, Canada, and is our Executive Vice President and Chief Scientific Officer.  Dr. Thompson is also one of our directors and owns 3.1% of the outstanding shares of our common stock as of September 30, 2008.  On September 1, 1998, we entered into, and have extended through August 31, 2009, a research and development agreement with the University of Waterloo and Dr. Thompson as the principal inventor.  The Research and Development Agreement provides that the University of Waterloo will perform research and development under our direction, and we will pay for the cost of this work and make certain payments to the University of Waterloo.  In return for payments made under the Research and Development Agreements, we have all rights to the intellectual property derived from the research.

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

Intellectual Property

We have nineteen (19) issued patents from the United States Patent and Trademark Office, or PTO, and twenty-three (23) issued patents from foreign countries, thirty-one (31) of which are for the use of our technology in agricultural applications and eleven (11) of which relate to human health applications.

In addition to our forty-two (42) patents, we have a wide variety of patent applications, including divisional applications and continuations-in-part, in process with the PTO and internationally.  We intend to continue our strategy of enhancing these new patent applications through the addition of data as it is collected.

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

Patent and Patent Applications

To date, we have been granted nineteen patents by the United States Patent and Trademark Office, or PTO, and twenty-three patents from foreign countries, thirty-four of which are for use of our technology in agricultural applications and eight of which relates to human health applications.

In addition to our thirty-six patents, we have a wide variety of patent applications, including divisional applications and continuations-in-part, in process with the PTO and internationally.  We intend to continue our strategy of enhancing these new patent applications through the addition of data as it is collected.

Liquidity and Capital Resources

Overview

As of September 30, 2008, our cash balance and investments, which consisted of money market funds and U.S. treasury bills, totaled $4,907,202, and we had working capital of $4,804,634.  As of September 30, 2008, we had a federal tax loss carryforward of approximately $19,950,000 and a state tax loss carry-forward of approximately $12,588,000 to offset future taxable income. We cannot assure you that we will be able to take advantage of any or all of such tax loss carryforwards, if at all, in future fiscal years.

Contractual Obligations

The following table lists our cash contractual obligations as of September 30, 2008:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Research and Development Agreements (1)	$2,598,620	$2,598,620	$—	$—	$—
Facility, Rent and Operating Leases (2)	$211,888	$78,736	$133,152	$—	$—
Employment, Consulting and Scientific Advisory Board Agreements (3)	$726,730	$695,317	$31,413	$—	$—
Total Contractual Cash Obligations	$3,537,238	$3,372,673	$164,565	$—	$—

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

Effective September 1, 2008, we extended our research and development agreement with the University of Waterloo for an additional one-year period through August 31, 2009, in the amount of CAD $735,000 or approximately USD $700,000. Research and development expenses under this agreement aggregated $169,518 for the three month period ended September 30, 2008 and USD $192,256 for the three month period ended September 30, 2007 and USD $4,796,782 for the cumulative period from inception through September 30, 2008.

Capital Resources

Since inception, we have generated revenues of $1,375,000 in connection with the initial fees and milestone payments received under our license and development agreements.  We have not been profitable since inception, we will continue to incur additional operating losses in the future, and we will require additional financing to continue the development and subsequent commercialization of our technology.  While we do not expect to generate significant revenues from the licensing of our technology for the next one to three years, or longer, we may enter into additional licensing or other agreements with marketing and distribution partners that may result in additional license fees, receive revenues from contract research, or other related revenue.

We anticipate that, based upon our current cash and investments, as of September 30, 2008 we will be able to fund our operations for the next ten (10) months. Over the next twelve months, we plan to fund our research and development and commercialization activities by:

•                  utilizing our current cash balance and investments;

•                  achieving some of the milestones set forth in our current licensing agreements;

•                  through the possible execution of additional licensing agreements for our technology; and

•                  through the placement of equity or debt instruments.

We cannot assure you that we will be able to raise money through any of the foregoing transactions, or on favorable terms, if at all.

Changes to Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies and estimates as set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Results of Operations

Three Months Ended September 30, 2008 and Three Months Ended September 30, 2007

The net loss for the three-month period ended September 30, 2008 was $1,181,406.  The net loss for the three-month period ended September 30, 2007 was $382,046.  Such a change represents an increase in net loss of $799,360, or 209.2%.  This increase in net loss was primarily the result of an increase in non-cash expenses associated with the outstanding convertible notes that were issued during the year ended June 30, 2008, an increase in operating expenses and a decrease in revenue.

Revenue

Total revenues of $200,000 for the three-month period ended September 30, 2008 consisted of milestone payments in connection with certain agricultural license agreements.  Total revenues of $371,250 for the three-month period ended September 30, 2007 consisted of the initial payments and the amortized portion of previous milestone payments received in connection with certain agricultural license agreements.

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

Operating Expenses

	Three Months Ended September 30,
	2008	2007	Change	%
	(in thousands, except % values)

General and administrative	$530	$389	$141	36.2%
Research and development	504	353	151	42.8%
Total operating expenses	$1,034	$742	$292	39.4%

We expect operating expenses to increase over the next twelve months as we anticipate that research and development expenses will increase as we continue to expand our research and development activities.

General and Administrative Expenses

	Three Months Ended September 30,
	2008	2007	Change	%
	(in thousands, except % values)
Stock-based compensation	$72	$49	$23	46.9%
Payroll and benefits	164	154	10	6.5%
Investor relations	46	51	(5)	(9.8)%
Professional fees	142	59	83	140.7%
Depreciation and amortization	26	22	4	18.2%
Director fees	28	—	28	—
Other general and administrative	52	54	(2)	(3.7)%
Total general and administrative	$530	$389	$141	36.2%

•                  Stock-based compensation for the three months ended September 30, 2008 and, 2007 consisted of the amortized portion of the Black-Scholes value of options and warrants previously granted to directors, employees and consultants.  During the three month periods ended September 30, 2008 and 2007, there were no option and warrant grants.

•                  Payroll and benefits increased primarily as a result of salary and health insurance rate increases.

•                  Investor relations decreased primarily as a result of a decrease in investor relations consulting costs.

•                  Professional fees increased primarily as a result of an increase in legal fees and accounting fees primarily due to an increase in legal fees related to our multiple myeloma project and accounting fees related to the review and filing of our securities filings.

•                  Depreciation and amortization decreased primarily as a result of additional agricultural and human health patent costs being amortized.

•                  Director fees increased due to the Company implementing a cash compensation plan for non-employee directors beginning July 1, 2008.  During the three month period ended September 30, 2007, the non-employee directors did not receive any cash compensation.

We expect general and administrative expenses to modestly increase over the next twelve months primarily due to an increase in payroll and benefits and legal and accounting fees related to the increased regulatory environment surrounding our business.

Research and Development Expenses

	Three Months Ended September 30,
	2008	2007	Change	%
	(in thousands, except % values)
Stock-based compensation	$4	$15	$(11)	(73.3)%
Other research and development	500	338	162	47.9%
Total research and development	$504	$353	$151	42.8%

•                  Stock-based compensation consists primarily of the amortized portion of Black-Scholes value of options and warrants granted to research and development consultants and employees.

•                  Other research and development costs increased primarily as a result of an expansion of our human health programs, specifically our multiple myeloma research program, which was partially offset by a decrease in the cost of our research agreement with the University of Waterloo due to the strengthening of the U.S. dollar against the Canadian dollar.

The breakdown of our research and development expenses between our agricultural and human health research programs is as follows:

	Three Months Ended September 30,
	2008	%	2007	%
	(in thousands, except % values)
Agricultural	$170	34%	$180	51%
Human health	334	66%	173	49%

Total research and development	$504	100%	$353	100%

•                  Agricultural research expenses decreased during the three-month period ended September 30, 2008 primarily as a result of a decrease in the cost of our research with the University of Waterloo due to the strengthening of the U.S. dollar against the Canadian dollar.

•                  Human health research expenses increased during the three-month period ended September 30, 2008 primarily as a result of the initiation of the multiple myeloma project.

We expect the percentage of human health research programs to continue to increase as a percentage of the total research and development expenses as we continue our current research projects and begin new human health initiatives.

Amortization of debt discount, financing costs and interest expense

During the year ended June 30, 2008, we issued $10,000,000 in convertible notes and warrants.  The net proceeds of those notes and warrants were recorded as equity.  The discount on the convertible notes is being amortized, using the effective yield method, over the term of the convertible notes.  The related costs of issuance were recorded as deferred financing costs and are being amortized on a straight line basis over the term of the convertible notes.  At September 30, 2008 there were $9,500,000 of convertible notes outstanding.  At September 30, 2007, there were $1,500,000 of convertible notes outstanding.

Interest Income, net

Interest income was higher during the three-month period ended September 30, 2008 as a result of an higher average cash balance compared to the three-month period ended September 30, 2007.

Period From Inception on July 1, 1998 through September 30, 2008

From inception of operations on July 1, 1998 through September 30, 2008, we had revenues of $1,375,000, which consisted of the initial license fees and milestone payments in connection with our various development and license agreements.  We do not expect to generate significant revenues for approximately the next one to three years, during which time we will continue to engage in significant research and development efforts.

We have incurred losses each year since inception and have an accumulated deficit of $31,404,436 at September 30, 2008.  We expect to continue to incur losses as a result of expenditures on research and development and administrative activities.

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

Interest Rate Risk

We invest in high-quality financial instruments, primarily money market funds, federal agency notes, corporate debt securities and United States treasury notes, with an effective duration of the portfolio of less than one year, and no security with an effective duration in excess of one year, which we believe are subject to limited credit risk.  We currently do not hedge our interest rate exposure.  Due to the short-term nature of our investments, which we plan to hold until maturity, we do not believe that we have any material exposure to interest rate risk arising from our investments.

Item 4T.                           Controls and Procedures.

(a)          Evaluation of disclosure controls and procedures.

The principal executive officer and principal financial officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008.  Based on this evaluation, they have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

(b)                                 Changes in internal controls.

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three-month ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We are a development stage biotechnology company with a limited operating history and limited assets and capital.  We have incurred losses each year since inception and had an accumulated deficit of $31,404,436 at September 30, 2008. We have generated minimal revenues by licensing our technology for certain crops to companies willing to share in our development costs. In addition, our technology may not be ready for commercialization for several years. We expect to continue to incur losses for the next several years because we anticipate that our expenditures on research and development, and administrative activities will significantly exceed our revenues during that period. We cannot predict when, if ever, we will become profitable.

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

•                  attempt to sell our company;

•                  cease operations; or

•                  declare bankruptcy.

We believe that at the projected rate of spending we should have sufficient cash and investments to maintain our present operations for the next 10 months as of September 30, 2008.

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

As of September 30, 2008, we had cash and highly-liquid investments of $4,907,202 and working capital of $4,804,634. Using our available reserves as of September 30, 2008, we believe that we can operate according to our current business plan for the next 10 months from September 30, 2008.  To date, we have generated minimal revenues and anticipate that our operating costs will exceed any revenues generated over the next several years. Therefore, we will be required to raise additional capital in the future in order to operate according to our current business plan, and this funding may not be available on favorable terms, if at all.  If we are unable to raise additional funds, we will need to do one or more of the following:

•                  delay, scale back or eliminate some or all of our research and development programs;

•                  license third parties to develop and commercialize our technology that we would otherwise seek to develop and commercialize ourselves;

•                  seek strategic alliances or business combinations;

•                  attempt to sell our company;

•                  cease operations; or

•                  declare bankruptcy.

In addition, in connection with any funding, if we need to issue more equity securities than our certificate of incorporation currently authorizes, or more than 20% of the shares of our common stock outstanding, we may need stockholder approval.  If stockholder approval is not obtained or if adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. Investors may experience dilution in their investment from future offerings of our common stock. For example, if we raise additional capital by issuing equity securities, such an issuance would reduce the percentage ownership of existing stockholders.  In addition, assuming the exercise of all options and warrants outstanding and the conversion of the notes into common stock, as of September 30, 2008, we had 7,764,132 shares of common stock authorized but unissued and unreserved, which may be issued from time to time by our board of directors without stockholder approval.  The total number of shares that may be issued under the financing is subject to certain caps as more fully described in this Form 10-K.  Furthermore, we may need to issue securities that have rights, preferences and privileges senior to our common stock.  Failure to obtain financing on acceptable terms would have a material adverse effect on our liquidity.

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

As of September 30, 2008, we have been issued nineteen (19) patents by the PTO and twenty-three (23) patents from foreign countries.  We have also filed numerous patent applications for our technology in the United States and in several foreign countries, which technology is vital to our primary business, as well as several Continuations in Part on these patent applications.  Our success depends in part upon the grant of patents from our pending patent applications.

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

•                  other companies will not be granted patents that may prevent the commercialization of our technology; or

•                  we will not incur licensing fees and the payment of significant other fees or royalties to third parties for the use of their intellectual property in order to enable us to conduct our business.

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

As of September 30, 2008, our executive officers, directors and affiliated entities together beneficially own approximately 70.9% of the outstanding shares of our common stock, assuming the exercise of options and warrants which are currently exercisable or will become exercisable within 60 days of September 30, 2008, held by these stockholders. As a result, these stockholders, acting together, will be able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders.  Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

A significant portion of our total outstanding shares of common stock may be sold in the market in the near future, which could cause the market price of our common stock to drop significantly.

As of September 30, 2008, we had 18,573,184 shares of our common stock issued and outstanding, of which approximately 5,319,639 shares are registered pursuant to registration statements on Form S-3 and the remainder of which are either eligible to be sold under SEC Rule 144 or are in the public float.  In addition, we have registered 2,632,194 shares of our common stock underlying warrants previously issued on the Form S-3 registration statement and we registered 6,000,000 shares of our common stock underlying options granted or to be granted under our stock option plan.  Consequently, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, may have a material adverse effect on our stock price.

Our common stock has a limited trading market, which could limit your ability to resell your shares of common stock at or above your purchase price.

Our common stock is quoted on the NYSE Alternext US Exchange and currently has a limited trading market.  The NYSE Alternext US requires us to meet minimum financial requirements in order to maintain our listing.  We currently believe that we meet the continued listing requirements of the NYSE Alternext US Exchange. However, we cannot assure you that we will continue to meet such standards.  If we do not meet the continued listing standards, we could be delisted.  We cannot assure you that an active trading market will develop or, if developed, will be maintained.  As a result, our stockholders may find it difficult to dispose of shares of our common stock and, as a result, may suffer a loss of all or a substantial portion of their investment.

If our common stock is delisted from the NYSE Alternext US Exchange, we may not be able to list on any other stock exchange, and our common stock may be subject to the “penny stock” regulations which may affect the ability of our stockholders to sell their shares.

The NYSE Alternext US Exchange requires us to meet minimum financial requirements in order to maintain our listing.  As of September 30, 2008, we believe that we continue to be in compliance with the NYSE Alternext US Exchange’s continued listing requirements.  However, if we are unable to continue to be in compliance with the continued listing requirements, it is possible that we will be delisted.  If we are delisted from the NYSE Alternext US Exchange, our common stock likely will become a “penny stock.”  In general, regulations of the SEC define a “penny stock” to be an equity security that is not listed on a national securities exchange or the NASDAQ Stock Market and that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  If our common stock becomes a penny stock, additional sales practice requirements would be imposed on broker-dealers that sell such securities to persons other than certain qualified investors.  For transactions involving a penny stock, unless exempt, a broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale.  In addition, the rules on penny stocks require delivery, prior to and after any penny stock transaction, of disclosures required by the SEC.

If our stock is not accepted for listing on the NYSE Alternext US Exchange, we will make every possible effort to have it listed on the Over the Counter Bulletin Board, or the OTC Bulletin Board.  If our common stock were to be traded on the OTC Bulletin Board, the Securities Exchange Act of 1934, as amended, and related SEC rules would impose additional sales practice requirements on broker-dealers that sell our securities.  These rules may adversely affect the ability of stockholders to sell our common stock and otherwise negatively affect the liquidity, trading market and price of our common stock.

We believe that the listing of our common stock on a recognized national trading market, such as the NYSE Alternext US Exchange, is an important part of our business and strategy.  Such a listing helps our stockholders by providing a readily available trading market with current quotations.  Without that, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock would likely decline.  The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded it by other parties.  In that regard, the absence of a listing on a recognized national trading market will also affect our ability to benefit from the use of our operations and expansion plans, including for use in licensing agreements, joint ventures, the development of strategic relationships and acquisitions, which are critical to our business and strategy and none of which is currently the subject of any agreement, arrangement or understanding, with respect to any future financing or strategic relationship it may undertake.  The delisting from the NYSE Alternext US Exchange would result in negative publicity and would negatively impact our ability to raise capital in the future.

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

As of September 30, 2008, we have granted options outside of our stock option plan to purchase 10,000 shares of our common stock and outstanding warrants to purchase 19,792,684 shares of our common stock.  In addition, as of September 30, 2008, we have reserved 6,000,000 shares of our common stock for issuance upon the exercise of options granted pursuant to our stock option plan, 3,805,600 of which have been granted, 90,000 of which have been exercised since inception, 3,715,600 of which are outstanding, and 2,194,400 of which may be granted in the future.  The exercise of these options and warrants will result in dilution to our existing stockholders and could have a material adverse effect on our stock price. In addition, any shares issued in connection with the YA Global financing or Stanford Financing, as further discussed elsewhere in this Form 10-Q, can also have a dilutive effect and a possible material adverse effect on our stock price.  The conversion price of the warrants are also subject to certain anti-dilution adjustments.  The agreements with YA Global and Stanford provide for the potential issuance of up to an additional 61,833,332 shares of our common stock.

Item 6.                                   Exhibits.

Exhibits.

10.1+	Proposal for Manufacture and Supply by and between Avecia Biotechnology, Inc. and Senesco Technologies, Inc. dated as of September 4, 2008. (filed herewith)
10.2+	Proposal for Biodistribution and Repeat Dose Toxicity Studies in Mice by and between BioReliance and Senesco Technologies, Inc. dated as of September 5, 2008. (filed herewith)
10.3+	Services Agreement by and between KBI BioPharma, Inc. and Senesco Technologies, Inc. dated as of September 15, 2008. (filed herewith)
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350. (furnished herewith)
32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350. (furnished herewith)

+                 Confidential treatment for portions of this Exhibit has been requested from the SEC.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENESCO TECHNOLOGIES, INC.

DATE: November 14, 2008	By:	/s/ Bruce C. Galton
Bruce C. Galton, President
and Chief Executive Officer
(Principal Executive Officer)

DATE: November 14, 2008	By:	/s/ Joel Brooks
Joel Brooks, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)