Form 10-Q
period 2008-12-31
SENESCO TECHNOLOGIES INC
filed 2009-02-17
CIK 1035354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☐

Smaller reporting company ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes: ☐	No: ☒

As of January 31, 2009, 19,027,719 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1

	CONDENSED CONSOLIDATED BALANCE SHEETS as of December 31, 2008 and June 30, 2008	2

	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS For the Three Months Ended December 31, 2008 and 2007, For the Six Months Ended December 31, 2008 and 2007, and From Inception on July 1, 1998 through December 31, 2008	3

	CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY From Inception on July 1, 1998 through December 31, 2008	4

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Six Months Ended December 31, 2008 and 2007, and From Inception on July 1, 1998 through December 31, 2008	8

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

	Overview	18

	Liquidity and Capital Resources	31

	Changes to Critical Accounting Policies and Estimates	32

	Results of Operations	34

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41

Item 4T.	Controls and Procedures	41

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	42

Item 4.	Submission of Matters to a Vote of Security Holders	55

Item 5.	Other Information	56

Item 6.	Exhibits	57

SIGNATURES		58

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

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2008	2008
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,115,788	$5,676,985
Short-term investments	2,500,000	500,000
Prepaid expenses and other current assets	828,919	180,556
Total Current Assets	4,444,707	6,357,541

Property and equipment, net	3,893	5,459
Intangibles, net	3,515,565	3,213,543
Deferred financing costs	847,385	1,059,230
Security deposit	7,187	7,187
TOTAL ASSETS	$8,818,737	$10,642,960

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$468,280	$370,167
Accrued expenses	413,684	314,267
Total Current Liabilities	881,964	684,434

Convertible note, net of discount	609	57
Grant payable	99,728	99,728
Other liability	19,539	23,062
TOTAL LIABILITIES	1,001,840	807,281

STOCKHOLDERS’ EQUITY:

Preferred stock, $0.01 par value; authorized 5,000,000 shares, no shares issued	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares, issued and outstanding 19,027,719 and 18,375,117, respectively	190,277	183,751
Capital in excess of par	40,655,397	39,874,958
Deficit accumulated during the development stage	(33,028,777)	(30,223,030)

TOTAL STOCKHOLDERS’ EQUITY	7,816,897	9,835,679

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,818,737	$10,642,960

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended December 31,	For the Three Months Ended December 31,	For the Six Months Ended December 31,	For the Six Months Ended December 31,	From Inception on July 1, 1998 through December 31,
	2008	2007	2008	2007	2008

Revenue	$—	$6,250	$200,000	$377,500	$1,375,000

Operating Expenses:
General and administrative	649,056	585,851	1,178,921	974,910	22,904,377
Research and development	579,286	392,254	1,083,672	745,149	11,041,267
Total Operating Expenses	1,228,342	978,105	2,262,593	1,720,059	33,945,644

Loss From Operations	(1,228,342)	(971,855)	(2,062,593)	(1,342,559)	(32,570,644)

Sale of state income tax loss, net	—	—	—	—	586,442
Other noncash income	—	—	—	—	321,259
Interest income, net	17,994	25,227	41,051	32,106	521,288
Amortization of debt discount and financing costs	(106,342)	(38,374)	(212,397)	(53,595)	(881,160)
Interest expense on convertible notes	(307,651)	(64,836)	(571,808)	(67,836)	(1,005,962)
Net Loss	$(1,624,341)	$(1,049,838)	$(2,805,747)	$(1,431,884)	$(33,028,777)

Basic and Diluted Net Loss Per Common Share	$(0.09)	$(0.06)	$(0.15)	$(0.08)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	18,629,575	17,474,870	18,504,477	17,474,282

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FROM INCEPTION ON JULY 1, 1998 THROUGH DECEMBER 31, 2008

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

FROM INCEPTION ON JULY 1, 1998 THROUGH DECEMBER 31, 2008

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

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FROM INCEPTION ON JULY 1, 1998 THROUGH DECEMBER 31, 2008

(unaudited)

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage	Total

Fair market value of options and warrants vested during the year ended June 30, 2004	—	—	$1,826,514	—	$1,826,514

Options and warrants exercised during the year ended June 30, 2004 at exercise prices ranging from $1.00 - $3.25	370,283	$3,704	692,945	—	696,649

Issuance of common stock and warrants for cash on May 9, 2005 at $2.11 per unit	1,595,651	15,957	3,350,872		3,366,829

Allocation of proceeds to warrants	—	—	(1,715,347)	—	(1,715,347)

Reclassification of warrants	—	—	1,579,715	—	1,579,715

Commissions, legal and bank fees associated with issuance on May 9, 2005	—	—	(428,863)	—	(428,863)

Options and warrants exercised during the year ended June 30, 2005 at exercise prices ranging from $1.50 to $3.25	84,487	844	60,281	—	61,125

Fair market value of options and warrants vested during the year ended June 30, 2005	—	—	974,235	—	974,235

Fair market value of options and Warrants granted and vested During the year ended June 30, 2006	—	—	677,000	—	677,000

Warrants exercised during the year ended June 30, 2006 at an exercise price of $0.01	10,000	100	—	—	100

Issuance of common stock and warrants for cash on October 11, 2006 at $1.135 per unit	1.986,306	19,863	2,229,628	—	2,249,491

(continued)

See Notes to Condensed Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FROM INCEPTION ON JULY 1, 1998 THROUGH DECEMBER 31, 2008

(unaudited)

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage	Total

Commissions, legal and bank fees associated with issuance on October 11, 2006	—	—	$(230,483)	—	$(230,483)

Fair market value of options and warrants vested during the year ended June 30, 2007	—	—	970,162	—	970,162

Warrants exercised during the year ended June 30, 2007 at an exercise price of $0.01	10,000	$100	—	—	100

Fair market value of options and warrants vested during the year ended June 30, 2008	—	—	1,536,968	—	1,536,968

Allocation of proceeds from issuance of convertible notes and warrants from September 21, 2007 through June 30, 2008	—	—	9,340,000	—	9,340,000

Issuance of common stock in lieu of cash payment for interest during the year ended June 30, 2008	345,867	3,458	430,696	—	434,154

Convertible notes converted into common stock during the year ended June 30, 2008	555,556	5,556	430,952	—	436,508

Fair market value of options and warrants vested during the six months ended December 31, 2008	—	—	215,157	—	215,157

Cashless exercise of warrants during the six months ended December 31, 2008 at an exercise price of $0.74	2,395	24	(24)	—	—

Issuance of common stock in lieu of cash payment for interest during the six months ended December 31,2008	537,507	5,375	566,433	—	571,808

Issuance of common stock in connection with the Company’s short term incentive plan during the six months ended December 31, 2008	112,700	1,127	(1,127)	—	—

Net loss	—	—	—	$(33,028,777)	(33,028,777)
Balance at December 31, 2008	19,027,719	$190,277	$40,655,397	$(33,028,777)	$7,816,897

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended December 31,		From Inception on July 1, 1998 through December 31,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(2,805,747)	$(1,431,884)	$(33,028,777)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Noncash capital contribution	—	—	85,179
Noncash conversion of accrued expenses into equity	—	—	131,250
Noncash income related to change in fair value of warrant liability	—	—	(321,259)
Issuance of common stock and warrants for interest	571,808	67,836	1,015,277
Share-based compensation expense	215,157	146,189	9,911,254
Depreciation and amortization	53,740	44,042	514,428
Amortization of convertible note discount and deferred financing costs	212,397	53,594	881,160
(Increase) decrease in operating assets:
Accounts receivable	—	—	—
Prepaid expense and other current assets	(648,363)	51,567	(828,919)
Security deposit	—	—	(7,187)
Increase (decrease) in operating liabilities:
Accounts payable	98,113	442,768	468,280
Accrued expenses	99,417	(24,656)	413,684
Deferred revenue	—	(12,500)	—
Other liability	(3,523)	(3,067)	19,539
Net cash (used in) operating activities	(2,207,001)	(666,111)	(20,746,091)

Cash flows from investing activities:
Patent costs	(354,196)	(394,471)	(3,860,996)
Redemption (purchase) of investments, net	(2,000,000)	(250,000)	(2,500,000)
Purchase of property and equipment	—	—	(172,890)
Net cash (used in) investing activities	(2,354,196)	(644,471)	(6,533,886)

Cash flows from financing activities:
Proceeds from grant	—	—	99,728
Proceeds from issuance of bridge notes	—	—	525,000
Proceeds from issuance of common stock, net and exercise of options and warrants	—	—	19,082,818
Proceeds from issuance of convertible note and warrants, net .	—	6,550,000	9,340,000
Deferred financing costs	—	(511,835)	(651,781)
Net cash provided by financing activities	—	6,038,165	28,395,765

Net (decrease) increase in cash and cash equivalents	(4,561,197)	4,727,583	1,115,788

Cash and cash equivalents at beginning of period	5,676,985	408,061	—

Cash and cash equivalents at end of period	$1,115,788	$5,135,644	$1,115,788

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—	$22,317
Supplemental schedule of noncash financing activity:
Conversion of convertible notes into common stock, net	$—	$—	$500,000
Conversion of bridge notes into stock	$—	$—	$534,316
Allocation of convertible debt proceeds to warrants and beneficial conversion feature	$—	$6,550,000	$9,340,000
Warrants issued for financing costs	$—	$277,979	$639,645
Issuance of common stock for interest on convertible notes	$571,808	$67,836	$1,015,277

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of December 31, 2008, the results of its operations for the three-month and six-month periods ended December 31, 2008 and 2007, cash flows for the six-month periods ended December 31, 2008 and 2007, and the results of its operations and cash flows for the period from inception on July 1, 1998 through December 31, 2008.

Interim results are not necessarily indicative of results for the full fiscal year.

Note 2 — Liquidity:

There is substantial doubt about the Company’s ability to continue as a going concern due to its limited assets and capital and recurring losses as explained in the following paragraph.

The Company has a limited operating history and limited assets and capital and has incurred losses each year since inception with a deficit accumulated during the development stage from inception on July 1, 1998 through December 31, 2008 of $33,028,777.  The Company has generated minimal revenues by licensing its technology for certain crops to companies willing to share in its development costs. In addition, the Company’s technology may not be ready for commercialization for several years. The Company expects to continue to incur losses for the next several years because it anticipates that its expenditures on research and development, and administrative activities will significantly exceed its revenues during that period. The Company cannot predict when, if ever, it will become profitable.

The Company’s operations to date have required significant cash expenditures.  The Company’s future capital requirements will depend on the results of its research and development activities, preclinical and clinical studies, and competitive and technological advances.

The Company plans to address these matters by raising capital through the placement of debt instruments or equity or both.  However, the Company may not be able to obtain adequate funds for its operations when needed or on acceptable terms.  If the Company is unable to raise additional funds, it will need to do one or more of the following:

•                  delay, scale-back or eliminate some or all of its research and product development programs;

•                  provide a license to third parties to develop and commercialize products or technologies that the Company would otherwise seek to develop and commercialize itself;

•                  seek strategic alliances or business combinations;

•                  attempt to sell the Company;

•                  cease operations; or

•                  declare bankruptcy.

As of December 31, 2008, the Company had cash and investments in the amount of $3,615,788, which consisted of money market funds and U.S. treasury bills.  The Company estimates that such amount will cover its expenses for approximately the next seven months from December 31, 2008.  The accompanying financial statements do not include any adjustment from the outcome of this uncertainty.

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

The length of time that it takes for an initial patent application to be approved is generally between four to six years.  However, due to the unique nature of each patent application, the actual length of time may vary.  If a patent application is denied, the associated cost of that application would be written off.  However, the Company has not had any patent applications denied as of December 31, 2008.  Additionally, should a patent application become impaired during the application process, the Company would write down or write off the associated cost of that patent application.

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

Note 4 - Loss Per Share:

Net loss per common share is computed by dividing the loss by the weighted-average number of common shares outstanding during the period.  Shares to be issued upon the exercise of the outstanding options and warrants aggregating 23,866,268 and 19,281,261 as of December 31, 2008 and 2007, respectively, are not included in the computation of net loss per share, as their effect is anti-dilutive.  Additionally, as of December 31, 2008, 10,555,556 shares to be issued upon the conversion of convertible notes at a fixed conversion price of $0.90 are not included in the computation of diluted net loss per share, as their effect is anti-dilutive.

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

The fair value of each stock option and warrant granted has been determined using the Black-Scholes model.  The material factors incorporated in the Black-Scholes model in estimating the value of the options and warrants include the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Estimated life in years	3.5-5.5	6	3.5-5.5	6
Risk-free interest rate (1)	1.1%–2.1%	3.4% – 4.1%	1.1%-2.1%	3.4%-4.1%
Volatility	100%	100%	100%	100%
Dividend paid	None	None	None	None

(1) Represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term.

The economic values of the options will depend on the future price of the Company’s common stock, par value $0.01 (the “Common Stock”), which cannot be forecast with reasonable accuracy.

A summary of changes in the stock option plan for the six month period ended December 31, 2008 is as follows:

	Number of	Weighted-Average
	Options.	Exercise Price.

Outstanding at July 1, 2008	3,715,600	$1.95
Granted	585,084	$0.60
Exercised	—	—
Canceled	—	—

Outstanding at December 31, 2008	4,300,684	$1.77

Exercisable at December 31, 2008	3,417,684	$2.00

A summary of changes to the non-vested stock options for the six month period ended December 31, 2008 is as follows:

	Weighted-Average
	Number of	Grant-Date
	Options.	Fair Value.

Non-vested stock options at July 1, 2008	937,264	$0.77
Granted	585,084	$0.46
Vested	(639,348)	$(0.65)
Forfeited	—	—

Non-vested stock options at December 31, 2008	883,000	$0.66

As of December 31, 2008, the aggregate intrinsic value of stock options outstanding was $171,650, with a weighted-average remaining term of 6.2 years.  The aggregate intrinsic value of stock options exercisable at that same date was $77,550, with a weighted-average remaining term of 5.4 years.  As of December 31, 2008, the Company has 5,137,200 shares available for future stock option grants.

As of December 31, 2008, total compensation expense not yet recognized related to stock option grants and restricted stock units amounted to approximately $267,000, which will be recognized over the next 24 months, and an additional $640,000 which may be recognized as achievement of certain target goals under the Company’s Long-Term Incentive Program become probable over the next 27 months.

Short-Term Incentive Program

On November 19, 2008, upon recommendation of the Company’s Compensation Committee, the Board adopted a Short-Term Equity Incentive Program for each of Bruce C. Galton, John E. Thompson, Ph.D., Joel Brooks, Richard Dondero and Sascha Fedyszyn.  The Programs are intended to ensure the achievement of certain goals of the Company, continuity of the Company’s executive management, and to align the interests of the executive management with those of the shareholders.

Pursuant to and as defined in the Short-Term Equity Incentive Program, each executive would be awarded shares of the Company’s Common Stock, or options to acquire shares of the Company’s Common Stock, if the Company achieves certain target goals relating to research, financing, licensing, investor relations and other administrative items during the fiscal year ending June 30, 2009.

The number of eligible shares and options to be awarded to the executive is based upon the following weightings:

1.               25% of eligible shares and options for contributions relating to the Company’s Human Health Objectives;

2.               15% of eligible shares and options for contributions relating to the Company’s Finance Objectives;

3.               20% of eligible shares and options for contributions relating to the Company’s Agricultural Licensing Objectives;

4.               25% of eligible shares and options for contributions relating to the Company’s Investor Relations, Intellectual Property and Website Administration; and

5.               15% of the eligible shares and options relating to the Company’s Organizational Objectives.

If the target goals are achieved by the Company, the executive officers would be awarded the following number of shares and options for the fiscal year ended June 30, 2009:

	Number of Shares	Number of Options (1)
Bruce C. Galton	66,000	—
John E. Thompson, Ph.D.	—	48,000
Joel Brooks	28,000	—
Richard Dondero	—	80,000
Sascha P. Fedyszyn	42,000	—
Total	136,000	128,000

(1)            Such options are exercisable at a strike price of $0.60, which represents the closing price of the common stock on November 18, 2008.

As of December 31, 2008, the Company has determined that the achievement of the target goals is probable.  The total amount of compensation expense in connection with the short-term incentive program in the amount of $140,480 is being recorded ratably over the seven and one-half month period from November 19, 2008 through June 30, 2009.   For the six months ended December 31, 2008, the Company recorded $28,096 of such expense.

Long-Term Incentive Program

On December 13, 2007, upon recommendation of the Company’s Compensation Committee, the Board adopted a Long-Term Equity Incentive Program for the members of the executive management team.  The Long-Term Equity Incentive Program is intended to ensure the achievement of certain goals of the Company, continuity of the Company’s executive management, and to align the interests of the executive management with those of the shareholders.

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

As of December 31, 2008, the Company is not able to determine if the achievement of the target goals under the Long-Term Equity Incentive Program are probable and, therefore, has not yet begun to recognize any of the $640,000 compensation expense that was computed on the date of adoption of the Long-Term Equity Incentive Program.  The Company will begin recognizing such compensation expense ratably over the remaining term of the Long-Term Equity Incentive Program at such time that the Company is able to determine that the achievement of the target goals are probable.

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

Note 7 —Convertible Notes and Stockholders Equity:

During the year ended June 30, 2008, the Company issued $5,000,000 of convertible notes and warrants to YA Global Investments L.P. (“YA Global”) and $5,000,000 of convertible notes and warrants to Stanford Venture Capital Holdings, Inc. (“Stanford”), for an aggregate gross proceeds of $10,000,000.  The convertible notes convert into the Company’s common stock at a fixed price of $0.90 per share, subject to certain adjustments (the “Fixed Conversion Price”), through August 1, 2009 and December 20, 2009, respectively, at which time the convertible notes may convert into shares of the Company’s common stock at the lower of the fixed conversion price or 80% of the lowest daily volume-weighted average price (the “VWAP”) of the common stock during the five trading days prior to the conversion date. The maturity date of each of the convertible notes for YA Global and Stanford is December 30, 2010 and December 31, 2010, respectively.

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

At the Company’s option, it can redeem a portion of, or all of, the principal owed under the convertible notes by providing the investors with at least 30 business days’ written notice, provided that, at the time of receipt of the notice, either: (A)(i) the VWAP of the common stock exceeds 130% of the Fixed Conversion Price for at least 20 of 30 prior trading days, and (ii) there is an effective registration statement for the resale of the common stock that will be issued under the redemption or (B) it redeems a portion, or all, of the principal owed at a 20% premium above the principal then outstanding and any accrued interest thereupon.  If the Company redeems all or any of the principal outstanding under the convertible notes, it will pay an amount equal to the principal being redeemed plus accrued interest.

If there is an effective registration statement for the resale of the shares underlying the convertible notes or if such shares become Rule 144(k) eligible, the Company will have the option to force the investors to convert 50% and 100% of its then-outstanding convertible notes if its common stock price exceeds 150% and 175% of the Fixed Conversion Price, respectively, for any 20 out of 30 trading days; provided that such forced conversion meets certain conditions (the “Call Option”).  If the Company exercises its Call Option prior to the third anniversary of the signing date, it will issue additional warrants to the investor equal to 50% of the number of shares underlying the convertible note subject to the forced conversion.  These warrants will be exercisable at the fixed conversion price and will have the same maturity as the other warrants issued under the YA Global financing.

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

Currently, at the fixed conversion price, the number of shares of common stock issuable upon conversion of the remaining $9,500,000 of convertible notes outstanding and shares of common stock to be issued upon exercise of the warrants outstanding at December 31, 2008 represents, in the aggregate, 24,438,888 shares, plus an estimated additional 1,800,000 shares (based upon the stock price at December 31, 2008) for the payment of interest in stock under the convertible notes.

As of December 31, 2008, the outstanding balance of the Convertible Notes were $609, which is comprised of notes with an aggregate face amount of $9,500,000 less unamortized debt discount of $9,499,391.  Debt discount associated with the Convertible Notes is amortized to interest expense, using the effective yield method, over the remaining life of the Convertible Notes.  Upon conversion of the Convertible Notes into Common Stock, any unamortized debt discount relating to the portion converted will be charged to interest.  Total charges to interest for amortization of debt discount were $133 and $419 for the three month and six month periods ended December 31, 2008.

The costs associated with the issuances in the amount of $1,291,427 have been recorded as deferred financing costs and are being amortized ratably over the term of the convertible notes.  The balance of deferred financing costs as of December 31, 2008 amounted to $847,385.

Note 8 — Income Taxes:

No provision for income taxes has been made in the three month and six month periods ended December 31, 2008 and 2007 given the Company’s losses in 2008 and 2007 and available net operating loss carryforwards.  A benefit has not been recorded as the realization of the net operating losses is not assured and the timing in which the Company can utilize its net operating loss carryforwards in any year or in total may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations.

Note 9 — Effects of New Accounting Pronouncements Applicable to the Company

EITF Issue No. 07-1 — Accounting for Collaborative Arrangements

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

EITF Issue No. 07-3 — Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.

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

SFAS No. 157 — Fair Value Measurements

In September 2006 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement.  SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets.  Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy.  In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which permits a one-year deferral for the implementation of SFAS No. 157 with regard to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company adopted SFAS No. 157 for the fiscal year beginning July 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application is permitted until our fiscal year beginning July 1, 2009.  The adoption of the remaining provisions of SFAS No. 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

EITF Issue No. 07-5 — Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.

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

In agricultural applications, we are developing and licensing Factor 5A, DHS and Lipase to enhance the quality and productivity of fruits, flowers, and vegetables and agronomic crops through the control of cell death, referred to herein as senescence, and growth in plants.

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

Certain preclinical human health results to date include:

•                  Performing efficacy, toxicological and dose-finding studies in mice for our potential multiple myeloma drug candidate, SNS-01.  SNS-01 is a nano-encapsulated combination therapy of Factor 5A and an siRNA against Factor 5A.  Our anti-myeloma efficacy study in severe combined immune-deficient mice with human multiple myeloma subcutaneous tumors tested SNS-01 dosages ranging from 0.15 mg/kg to 1.5 mg/kg.  In these studies, mice treated with a dose of either 0.75 mg/kg or 1.5 mg/kg both showed a 91% reduction in tumor volume and a decrease in tumor weight of 87% and 95%, respectively.  For mice that received smaller doses of either 0.38 mg/kg or 0.15 mg/kg, there was also a reduction in tumor volume (73% and 61%, respectively) and weight (74% and 36%, respectively).  All of the treated mice, regardless of dose, survived.  This therapeutic dose range provided the basis for an 8-day maximum tolerated dose study in which normal mice received two intravenous doses of increasing amounts of SNS-01 (from 2.2 mg/kg).  Body weight, organ weight and serum levels of liver enzymes were used as clinical indices to assess toxicity.  A dose between 2.2 mg/kg and 2.9 mg/kg was well tolerated with respect to these clinical indices, and the survival rate at 2.9 mg/kg was 80%.  Those mice receiving above 2.9 mg/kg of SNS-01 showed evidence of morbidity and up to 80% mortality.  The 2.9 mg/kg threshold, twice the upper end of the therapeutic dose range, was therefore determined to be the maximum tolerated dose in mice.

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

Inhibiting Apoptosis

Our preclinical studies indicate that down-regulation of our proprietary Factor 5A gene may have potential application as a means for controlling the effects of a broad range of diseases that are attributable to premature cell death, ischemia, or inflammation. Such inflammatory diseases include glaucoma, heart disease, and other certain inflammatory diseases such as Crohn’s disease, sepsis and diabetic retinopathy.  We are engaged in preclinical research on certain inflammatory diseases. Using small inhibitory RNA’s, or siRNA’s, against Factor 5A to inhibit its expression, the results of our studies have indicated a reduction in pro-inflammatory cytokine formation and the formation of receptors for liposolysaccharide, or LPS, interferon-gamma and TNF-alpha.  Our studies have also indicated that by inhibiting Factor 5A iNOS, MAPK, NFkB, JAK1 and ICAM are downregulated, which decreases the inflammatory cytokines formed through these pathways. Additionally, a mouse study has indicated that our siRNA is comparable to a steroid and to a prescription anti-TNF drug in its ability to reduce cytokine response to LPS.  Other mouse studies have also indicated that the siRNA against Factor 5A (i) protects thymocyte cells from apoptosis and decreases formation of myeloperoxidase, or MPO, TNF-a, MIP-1alpha, and IL-1 in the lungs of mice challenged with LPS; (ii) increases the survival rate in which sepsis was induced by a lethal injection of LPS; and (iii) reduces blood serum levels of inflammatory proteins, such as IL-1, IL-2, IL-6, IL-12, TNF-a, IFNg and MIP-1alpha, while not effecting IL-10, an anti-inflammatory cytokine.  Other experiments utilizing siRNA to Factor 5A include inhibition of or apoptosis during the processing of mouse pancreatic beta islet cells for transplantation, the inhibition of early inflammatory changes associated with type-1 diabetes in an in-vivo rat model and the down-regulation of certain markers of viral replication in a human cell line infected with HIV-1.

Proteins required for cell death include p53, interleukins, TNF-a and other cytokines and caspases.  Expression of these cell death proteins is required for the execution of apoptosis.  Based on our studies, we believe that down-regulating Factor 5A by treatment with siRNA inhibits the expression of p53, a major cell death transcription factor that in turn controls the formation of a suite of other cell death proteins.  In addition, we believe that the down-regulation of Factor 5A up-regulates Bcl-2, a suppressor of apoptosis.

Human Health Target Markets

We believe that our gene technology may have broad applicability in the human health field, by either inhibiting or accelerating apoptosis.  Inhibiting apoptosis may be useful in preventing or treating a wide range of inflammatory and ischemic diseases attributed to premature apoptosis, including diabetes, diabetic retinopathy and lung inflammation, among others.  Accelerating apoptosis may be useful in treating certain forms of cancer because the body’s immune system is not able to force cancerous cells to undergo apoptosis.

Our preclinical research has yielded data that we have presented to various biopharmaceutical companies that may be prospective licensees for the development and marketing of potential applications of our technology.  Additionally, we are using the proceeds of our recent financing to advance our research in multiple myeloma with the goal of initiating a Phase I clinical trial, and may select additional human health indications to bring into clinical trials on our own. We believe that the success of our future operations will likely depend on our ability to transform our research and development activities into a commercially feasible technology.

Human Health Research Program

Our human health research program, which has consisted of pre-clinical in-vitro and in-vivo experiments designed to assess the role and method of action of the Factor 5A genes in human diseases, is being performed by approximately thirteen (13) third party researchers, at our direction, at Mayo Clinic, the University of Virginia, and the University of Waterloo.

Our research and development expenses incurred on human health applications were approximately 71% and 52% of our total research and development expenses for the six months ended December 31, 2008 and 2007, respectively.  Since inception, the proportion of our research and development expenses on human health applications has increased, as compared to our research and development expenses on agricultural applications.  This change is primarily due to the fact that our research focus on human health has increased and some of our research costs for plant applications have shifted to our license partners.

Our planned future pre-clinical research and development initiatives for human health include:

•                  Multiple Myeloma.  Our objective is to advance our technology for the potential treatment of multiple myeloma with the goal of initiating a clinical trial.  In connection with the potential clinical trial, we have engaged a clinical research organization, or CRO, to assist us through the process.  We have also determined the delivery system for our technology, contracted for the supply of pharmaceutical grade materials to be used in toxicology and human studies, performed certain toxicity studies, and have contracted with a third party laboratory to conduct additional toxicoly studies.  Together with the assistance of our CRO, we will have additional toxicology studies performed with the goal of filing an investigational new drug application, or IND application, with the U.S. Food and Drug Administration, or FDA, for their review and consideration in order to initiate a clinical trial.  We estimate that it will take less than twelve (12) months from December 31, 2008 to complete these objectives.

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

In order to pursue the above research initiatives, as well as other research initiatives that may arise, we completed private placements of $10 million of convertible notes and warrants in fiscal 2008.  However, it will be necessary for us to raise a significant amount of additional working capital in the future to continue to pursue some of the above and new initiatives.  If we are unable to raise the necessary funds, we may be required to significantly curtail the future development of some of our research initiatives and we will be unable to pursue other possible research initiatives.

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

There are many large companies and development stage companies working in the field of apoptosis research including: Amgen, Centocor, Genzyme, OSI Pharmaceuticals, Inc., Novartis, Introgen Therapeutics, Inc., Genta, Inc., and Vertex Pharmaceuticals, Inc., amongst others.

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

•                  more efficient use of fertilizer; and

•                  advancement to field trials in banana and trees.

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

We have licensed this technology to various strategic partners and have entered into a joint venture. We may continue to license this technology, as the opportunities present themselves, to additional strategic partners and/or enter into additional joint ventures.  Our commercial partners have licensed our technology for use in turfgrass, canola, corn, soybean, cotton, banana, alfalfa, rice and certain species of trees and bedding plants, and we have obtained proof of concept for enhanced post harvest shelf life, seed yield, biomass, and resistance to disease in several of these plant species.

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

To date, banana field trials have indicated that our technology extends the shelf life of banana fruit by 100%.  In addition to the post-harvest shelf life benefits, an additional field trial generated encouraging disease tolerance data specific to Black Sigatoka (Black Leaf Streak

Disease) for banana plants. Additional field trials for banana plants are ongoing for the combined traits of disease tolerance and shelf life extension.

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

Our ongoing research and development initiatives for agriculture include assisting our license and joint venture partners to:

•                  further develop and implement the DHS and Factor 5A gene technology in banana, canola, cotton, turfgrass, bedding plants, rice, alfalfa, corn, soybean and trees; and

•                  test the resultant crops for new beneficial traits such as increased yield, increased tolerance to environmental stress, disease resistance and more efficient use of fertilizer.

Agricultural Target Markets

In order to address the complexities associated with marketing and distribution in the worldwide market, we have adopted a multi-faceted commercialization strategy in which we have entered into and plan to enter into, as the opportunities present themselves, additional licensing agreements or other strategic relationships with a variety of companies or other entities on a crop-by-crop basis.  We anticipate revenues from these relationships in the form of licensing fees, royalties, usage fees, or the sharing of gross profits.  In addition, we anticipate payments from certain of our partners, which are described in the Agricultural Development and License Agreements section of this Form 10-Q,  upon our achievement of certain research and development benchmarks.  This commercialization strategy allows us to generate revenue at various stages of product development, while ensuring that our technology is incorporated into a wide variety of crops.  Our optimal partners combine the technological expertise to incorporate our technology into their product line along with the ability to successfully market the enhanced final product, thereby eliminating the need for us to develop and maintain a sales force.

Because the agricultural market is dominated by privately held companies or subsidiaries of foreign-owned companies, market size and market share data for the crops under our license and development agreements is not readily available.  Additionally, because we have entered into confidentiality agreements with our license and development partners, we are unable to report the specific financial terms of the agreements as well as any market size and market share data that our partners may have disclosed to us regarding their companies.

Agricultural Development and License Agreements

Through January 31, 2008, we have eight (8) active license agreements and one joint collaboration with established agricultural biotechnology companies or, in the case of Poet, as more fully described below, an established ethanol company, as follows:

•                  In June 2002, we entered into a three-year worldwide exclusive development and option agreement with ArborGen, LLC to develop our technology in certain species of trees.  In June 2006, ArborGen exercised their option to license our technology and in December 2006, converted the development and option agreement into a license agreement, referred to herein as the ArborGen Agreement.  To date, the research being conducted by ArborGen has proceeded according to schedule.  ArborGen has seen promising positive growth responses in greenhouse-grown seedlings.  These initial greenhouse data led to the initiation of field trials by ArborGen in the second half of calendar year 2004.  At the end of the 2005 growing season, certain trees which were enhanced by our technology had approximately double the increase in volume relative to control trees.  Further field trials are ongoing to support these data and to analyze the growth rates of trees which incorporate our technology. Under the ArborGen Agreement, we have received an upfront payment and benchmark payments and we may receive additional benchmark payments upon achievement of certain development milestones and royalties upon commercialization.

•                  In September 2002, we entered into an exclusive development and license agreement with Cal/West Seeds, referred to herein as the Cal/West License, to commercialize our technology in certain varieties of alfalfa.  The Cal/West License will continue until the expiration of the patents set forth in the agreement, unless terminated earlier by either party pursuant to the terms of the agreement.  The Cal/West License also grants Cal/West an exclusive option to develop our technology in various other forage crops.  The Cal/West Seeds development effort successfully incorporated our technology into their alfalfa seed as of July 2004.  Seed transformation and greenhouse trait analysis is ongoing.  Under the Cal/West License, we have received an upfront payment and we may receive benchmark payments as certain development milestones are achieved and a royalty upon commercialization based upon the volume of alfalfa seed sold that contains our technology.

•                  In March 2004, we entered into an exclusive development and license agreement with The Scotts Company, referred to herein as the Scotts Agreement, to commercialize our technology in turfgrass and certain species of bedding plants.  Scotts is working on incorporating our technology to enhance a variety of traits in these plants, including environmental stress resistance, disease resistance and enhanced bloom properties.  We are collaborating with Scotts in the areas of ornamental bedding plants and turfgrass.  A large-scale greenhouse evaluation of bedding plants was being conducted and additional greenhouse testing is planned.  Transformation and initial tissue culture screening of events have been undertaken in turfgrass.  In tissue culture, turfgrass containing our technology has grown more successfully than control turfgrass without our technology.  Greenhouse testing of the grass containing our technology is the next planned development step. Under the Scotts Agreement, we have received an upfront payment and benchmark payments.  In January 2006, the development and license agreement with

Scotts was amended. Due to a change in the corporate financial policy at Scotts, Scotts requested that we defer certain milestone payments, which were to be made on a calendar year basis.  We agreed and these payments have now been deferred and incorporated in the amount to be paid to us upon commercialization.  Additionally, the commercialization fee has been increased.  All other aspects of the agreement remain unchanged, and the project continues to move forward without interruption. We may also receive royalties upon commercialization from the net sales of turfgrass seed and bedding plants containing our technology.

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

•                  On July 17, 2007, we entered into a license agreement with Bayer CropScience AG for the development and commercialization of cotton.  Under the terms of the agreement, we received an upfront payment, will receive milestone payments upon the achievement of certain development milestones, and additionally, upon commercialization, a royalty on net sales.

•                  On August 6, 2007, we entered into a license agreement with Monsanto for the development and commercialization of corn and soy.  Under the terms of the agreement, we received an upfront payment, will receive milestone payments upon the achievement of certain development milestones, and additionally, upon commercialization, a royalty on net sales.

•                  On September 11, 2007, we entered into a license agreement with Bayer CropScience AG for the development and commercialization of rice.  Under the terms of the agreement, we received an upfront payment, will receive milestone payments upon the achievement of certain development milestones, and additionally, upon commercialization, a royalty on net sales.

In December 2008, the Development and License Agreement with the Harris Moran Seed Company (“Harris Moran”) was terminated by mutual agreement due to Harris Moran’s recently announced corporate restructuring.  Harris Moran has reported that its parent company, Limagrain, restructured its vegetable seed operations and that Harris Moran will now be part of a new business unit with Clause (France) and Marco Polo (Thailand).  This restructuring has resulted in a consolidation of research and development efforts amongst Harris Moran and its sister companies that will not encompass our technology.  Harris Moran made us aware of this shift in research and development focus and presented us with a letter on December 1, 2008 formally ending the relationship through the mutual agreement of the parties.  Pursuant to the terms of the Development and License Agreement all rights to use our technology in lettuce and melon revert to us.

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

Agricultural Research Program

Our agricultural research and development is performed by three (3) researchers, at our direction, at the University of Waterloo, where the technology was developed.  Additional agricultural research and development is performed by our partners in connection with the Scotts Agreement, the ArborGen License, the Cal/West License, the Bayer Licenses, the Monsanto License and through the Rahan Joint Venture.

The discoverer of our technology, John E. Thompson, Ph.D., is the Associate Vice President, Research and former Dean of Science at the University of Waterloo in Ontario, Canada, and is our Executive Vice President and Chief Scientific Officer.  Dr. Thompson is also one of our directors and owns 3.0% of the outstanding shares of our common stock as of December 31, 2008.  On September 1, 1998, we entered into, and have extended through August 31, 2009, a research and development agreement with the University of Waterloo and Dr. Thompson as the principal inventor.  The Research and Development Agreement provides that the University of Waterloo will perform research and development under our direction, and we will pay for the cost of this work and make certain payments to the University of Waterloo.  In return for payments made under the Research and Development Agreement, we have all rights to the intellectual property derived from the research.

Agricultural Competition

Our competitors in both human health and agriculture that are presently attempting to distribute their technology have generally utilized one or more of the following distribution channels:

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

Agricultural Development Program

Generally, projects with our licensees and joint venture partner begin by transforming seed or germplasm to incorporate our technology.  Those seeds or germplasm are then grown in our partners’ greenhouses.  After successful greenhouse trials, our partners will transfer the plants to the field for field trials.  After completion of successful field trials, our partners may have to apply for and receive regulatory approval prior to initiation of any commercialization activities.

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

The status of each of our projects with our partners is as follows:

Project	Partner	Status

Banana	Rahan Meristem
- Shelf Life		Field trials
- Disease Resistance		Field trials

Trees	Arborgen
- Growth		Field trials
Alfalfa	Cal/West	Greenhouse
Corn	Monsanto	Proof of concept ongoing
Cotton	Bayer	Proof of concept ongoing
Canola	Bayer	Seed transformation
Rice	Bayer	Proof of concept ongoing
Soybean	Monsanto	Proof of concept ongoing
Turfgrass	The Scotts Company	Greenhouse
Bedding Plants	The Scotts Company	Greenhouse
Ethanol	Poet	Modify inputs

Commercialization by our partners may require a combination of traits in a crop, such as both shelf life and disease resistance, or other traits.

Based upon our commercialization strategy, we anticipate that there may be a significant period of time before plants enhanced using our technology reach consumers.  Thus, we have not begun to actively market our technology directly to consumers, rather, we have sought to establish ourselves within the industry through presentations at industry conferences, our website and direct communication with prospective licensees.

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

Liquidity and Capital Resources

Overview

As of December 31, 2008, our cash balance and investments, which consisted of money market funds and U.S. treasury bills, totaled $3,615,788, and we had working capital of $3,562,743.  As of December 31, 2008, we had a federal tax loss carryforward of approximately $21,940,000 and a state tax loss carry-forward of approximately $14,580,000 to offset future taxable income. We cannot assure you that we will be able to take advantage of any or all of such tax loss carryforwards, if at all, in future fiscal years.

Contractual Obligations

The following table lists our cash contractual obligations as of December 31, 2008:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years

Research and Development Agreements (1)	$2,150,525	$2,150,525	$—	$—	$—

Facility, Rent and Operating Leases (2)	$192,280	$78,964	$113,316	$—	$—

Employment, Consulting and Scientific Advisory Board Agreements (3)	$514,511	$510,023	$4,488	$—	$—

Total Contractual Cash Obligations	$2,857,316	$2,739,512	$117,804	$—	$—

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

Effective September 1, 2008, we extended our research and development agreement with the University of Waterloo for an additional one-year period through August 31, 2009, in the amount of CAD $735,000 or approximately USD $700,000. Research and development expenses under this agreement aggregated USD $180,000 and USD $176,536 for the three month periods ended December 31, 2008 and 2007 and USD $349,518 and $368,792 for the six month periods ended December 31, 2008 and 2007 and USD $4,976,782 for the cumulative period from inception through December 31, 2008.

During the six months ended December 31, 2008, we made significant payments for services to be performed and for the manufacture of materials in connection with our toxicology studies and clinical trial totaling approximately $720,000, which have been included as prepaid expenses on our Balance Sheet as of December 31, 2008.

Capital Resources

Since inception, we have generated revenues of $1,375,000 in connection with the initial fees and milestone payments received under our license and development agreements.  We have not been profitable since inception, we will continue to incur additional operating losses in the future, and we will require additional financing to continue the development and subsequent commercialization of our technology.  While we do not expect to generate significant revenues from the licensing of our technology for the next one to three years, or longer, we may enter into additional licensing or other agreements with marketing and distribution partners that may result in additional license fees, revenues from contract research, or other related revenue.

We anticipate that, based upon our current cash and investments, as of December 31, 2008 we will be able to fund our operations for the next seven (7) months. Over the next twelve months, we plan to fund our research and development and commercialization activities by:

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

Changes to Critical Accounting Policies and Estimates

We adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157) for the fiscal year beginning July 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application is permitted until our fiscal year beginning July 1, 2009.  The adoption of the remaining provisions of SFAS No. 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Except for the adoption of SFAS No. 157, there have been no changes to our critical accounting policies and estimates as set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Results of Operations

Three Months Ended December 31, 2008 and Three Months Ended December 31, 2007

The net loss for the three month period ended December 31, 2008 was $1,624,341.   The net loss for the three month period ended December 31, 2007 was $1,049,838.  Such a change represents an increase in net loss of $574,503, or 54.7%.  This increase in net loss was primarily the result of an increase in non-cash expenses associated with the outstanding convertible notes that were issued during the year ended June 30, 2008, and an increase in operating expenses.

Revenue

There were no revenues for the three month period ended December 31, 2008.  Total revenues of $6,250 for the three month period ended December 31, 2007 consisted of the amortized portion of previous milestone payments received in connection with certain agricultural license agreements.

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

Operating Expenses

	Three Months Ended December 31,
	2008	2007	Change	%
	(in thousands, except % values)

General and administrative	$649	$586	$63	10.8%
Research and development	579	392	187	47.7%
Total operating expenses	$1,228	$978	$250	25.6%

We expect operating expenses to increase over the next twelve months as we anticipate that research and development expenses will increase as we continue to expand our research and development activities.

General and Administrative Expenses

	Three Months Ended December 31,
	2008	2007	Change	%
	(in thousands, except % values)
Stock-based compensation	$131	$67	$64	95.5%
Payroll and benefits	181	177	4	2.3%
Investor relations	109	160	(51)	(31.9)%
Professional fees	134	113	21	18.6%
Depreciation and amortization	27	22	5	22.7%
Director fees	16	—	16	—
Other general and administrative	51	47	4	8.5%
Total general and administrative	$649	$586	$63	10.8%

•                  Stock-based compensation for the three months ended December 31, 2008 and 2007 consisted of the amortized portion of the Black-Scholes value of options, restricted stock units and warrants granted to directors, employees and consultants.  During the three month periods ended December 31, 2008 and 2007, there were 721,584 and 1,408,300 options, restricted stock units and warrants granted to such directors, employees and consultants.

•                  Payroll and benefits increased primarily as a result of salary increases.

•                  Investor relations decreased primarily as a result of a decrease in the cost of our annual report and investor relations consulting costs.

•                  Professional fees increased primarily as a result of an increase in legal fees related to our multiple myeloma project and the review and filing of our securities filings.

•                  Depreciation and amortization increased primarily as a result of additional agricultural and human health patent costs being amortized.

•                  Director fees increased due to the Company implementing a cash compensation plan for non-employee directors beginning July 1, 2008.  During the three month period ended December 31, 2007, the non-employee directors did not receive any cash compensation.

We expect general and administrative expenses to modestly increase over the next twelve months primarily due to an increase in payroll and benefits and legal and accounting fees related to the increased regulatory environment surrounding our business.

Research and Development Expenses

	Three Months Ended December 31,
	2008	2007	Change	%
	(in thousands, except % values)

Stock-based compensation	$7	$16	$(9)	(56.3)%
Other research and development	572	376	196	52.1%
Total research and development	$579	$392	$187	47.7%

•                  Stock-based compensation consists primarily of the amortized portion of Black-Scholes value of options, restricted stock units and warrants granted to research and development consultants and employees.

•                  Other research and development costs increased primarily as a result of an expansion of our human health programs, specifically our multiple myeloma research program.

The breakdown of our research and development expenses between our agricultural and human health research programs is as follows:

	Three Months Ended December 31,
	2008	%	2007	%
	(in thousands, except % values)

Agricultural	$142	25%	$172	44%
Human health	437	75%	220	56%

Total research and development	$579	100%	$392	100%

•                  Agricultural research expenses decreased during the three month period ended December 31, 2008 primarily as a result of a decrease in the allocation of resources from agriculture to human health at the University of Waterloo .

•                  Human health research expenses increased during the three month period ended December 31, 2008 primarily as a result of the multiple myeloma project.

We expect the percentage of human health research programs to continue to increase as a percentage of the total research and development expenses as we continue our current research projects and begin new human health initiatives.

Amortization of debt discount, financing costs and interest expense

During the year ended June 30, 2008, we issued $10,000,000 in convertible notes and warrants.  The net proceeds of those notes and warrants were recorded as equity.  The discount on the convertible notes is being amortized, using the effective yield method, over the term of the convertible notes.  The related costs of issuance were recorded as deferred financing costs and are being amortized on a straight line basis over the term of the convertible notes.  At December 31, 2008 there were $9,500,000 of convertible notes outstanding.  At December 31, 2007, there were $7,000,000 of convertible notes outstanding.

Interest Income, net

Interest income was lower during the three month period ended December 31, 2008 as a result of lower interest rates compared to the three-month period ended December 31, 2007.

Six Months Ended December 31, 2008 and Six Months Ended December 31, 2007

The net loss for the six month period ended December 31, 2008 was $2,805,747.   The net loss for the six month period ended December 31, 2007 was $1,431,884.  Such a change represents an increase in net loss of $1,373,863, or 96.0%.  This increase in net loss was primarily the result of an increase in non-cash expenses associated with the outstanding convertible notes that were issued during the year ended June 30, 2008, an increase in operating expenses and a decrease in revenue.

Revenue

Total revenues of $200,000 for the six month period ended December 31, 2008 consisted of milestone payments in connection with certain agricultural license agreements.  Total revenues of $377,500 for the six month period ended December 31, 2007 consisted of the initial payments and the amortized portion of previous milestone payments received in connection with certain agricultural license agreements.

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

Operating Expenses

	Six Months Ended December 31,
	2008	2007	Change	%
	(in thousands, except % values)

General and administrative	$1,179	$975	$204	20.9%
Research and development	1,084	745	339	45.5%
Total operating expenses	$2,263	$1,720	$543	31.6%

We expect operating expenses to increase over the next twelve months as we anticipate that research and development expenses will increase as we continue to expand our research and development activities.

General and Administrative Expenses

	Six Months Ended December 31,
	2008	2007	Change	%
	(in thousands, except % values)

Stock-based compensation	$203	$115	$88	76.5%
Payroll and benefits	345	332	13	3.9%
Investor relations	155	211	(56)	(26.5)%
Professional fees	276	171	105	61.4%
Depreciation and amortization	54	44	10	22.7%
Director fees	44	—	44	—
Other general and administrative	102	102	—	—
Total general and administrative	$1,179	$975	$204	20.9%

•                  Stock-based compensation for the six months ended December 31, 2008 and, 2007 consisted of the amortized portion of the Black-Scholes value of options, restricted stock units and warrants granted to directors, employees and consultants.  During the six month periods ended December 31, 2008 and 2007, there were 721,584 and 1,408,300 options, restricted stock units and warrants granted to such directors, employees and consultants..

•                  Payroll and benefits increased primarily as a result of salary increases.

•                  Investor relations decreased primarily as a result of a decrease in the cost of our annual report and investor relations consulting costs.

•                  Professional fees increased primarily as a result of an increase in legal fees and accounting fees primarily due to an increase in legal fees related to our multiple myeloma project and accounting and legal fees related to the review and filing of our securities filings.

•                  Depreciation and amortization increased primarily as a result of additional agricultural and human health patent costs being amortized.

•                  Director fees increased due to the Company implementing a cash compensation plan for non-employee directors beginning July 1, 2008.  During the six month period ended December 31, 2007, the non-employee directors did not receive any cash compensation.

We expect general and administrative expenses to modestly increase over the next twelve months primarily due to an increase in payroll and benefits and legal and accounting fees related to the increased regulatory environment surrounding our business.

Research and Development Expenses

	Six Months Ended December 31,
	2008	2007	Change	%
	(in thousands, except % values)

Stock-based compensation	$12	$31	$(19)	(61.3)%
Other research and development	1,072	714	358	50.1%
Total research and development	$1,084	$745	$339	45.5%

•                  Stock-based compensation consists primarily of the amortized portion of Black-Scholes value of options, restricted stock units and warrants granted to research and development consultants and employees.

•                  Other research and development costs increased primarily as a result of an expansion of our human health programs, specifically our multiple myeloma research program, which was partially offset by a decrease in the cost of our research agreement with the University of Waterloo due to the strengthening of the U.S. dollar against the Canadian dollar.

The breakdown of our research and development expenses between our agricultural and human health research programs is as follows:

	Six Months Ended December 31,
	2008	%	2007	%
	(in thousands, except % values)

Agricultural	$311	29%	$357	48%
Human health	773	71%	388	52%

Total research and development	$1,084	100%	$745	100%

•                  Agricultural research expenses decreased during the three month period ended December 31, 2008 primarily as a result of a decrease in the allocation of resources from agriculture to human health at the University of Waterloo.  Human health research expenses increased during the six month period ended December 31, 2008 primarily as a result of the multiple myeloma project.

We expect the percentage of human health research programs to continue to increase as a percentage of the total research and development expenses as we continue our current research projects and begin new human health initiatives.

Amortization of debt discount, financing costs and interest expense

During the year ended June 30, 2008, we issued $10,000,000 in convertible notes and warrants.  The net proceeds of those notes and warrants were recorded as equity.  The discount on the convertible notes is being amortized, using the effective yield method, over the term of the convertible notes.  The related costs of issuance were recorded as deferred financing costs and are being amortized on a straight line basis over the term of the convertible notes.  At December 31, 2008 there were $9,500,000 of convertible notes outstanding.  At December 31, 2007, there were $7,000,000 of convertible notes outstanding.

Interest Income, net

Interest income was higher during the six month period ended December 31, 2008 as a result of an higher average cash balance compared to the six month period ended December 31, 2007, which was partially offset by lower interest rates during the six month period ended December 31, 2008.

Period From Inception on July 1, 1998 through December 31, 2008

From inception of operations on July 1, 1998 through December 31, 2008, we had revenues of $1,375,000, which consisted of the initial license fees and milestone payments in connection with our various development and license agreements.  We do not expect to generate significant revenues for approximately the next one to three years, during which time we will continue to engage in significant research and development efforts.

We have incurred losses each year since inception and have an accumulated deficit of $33,028,777 at December 31, 2008.  We expect to continue to incur losses as a result of expenditures on research and development and administrative activities.

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

Interest Rate Risk

We invest in high-quality financial instruments, primarily money market funds and United States treasury notes, with an effective duration of the portfolio of less than one year, and no security with an effective duration in excess of one year, which we believe are subject to limited credit risk.  We currently do not hedge our interest rate exposure.  Due to the short-term nature of our investments, which we plan to hold until maturity, we do not believe that we have any material exposure to interest rate risk arising from our investments.

Item 4T.                           Controls and Procedures.

(a)          Evaluation of disclosure controls and procedures.

The principal executive officer and principal financial officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008.  Based on this evaluation, they have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

(b)           Changes in internal controls.

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three month and six month periods ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We are a development stage biotechnology company with a limited operating history and limited assets and capital.  We have incurred losses each year since inception and had an accumulated deficit of $33,028,777 at December 31, 2008. We have generated minimal revenues by licensing our technology for certain crops to companies willing to share in our development costs. In addition, our technology may not be ready for commercialization for several years. We expect to continue to incur losses for the next several years because we anticipate that our expenditures on research and development, and administrative activities will significantly exceed our revenues during that period. We cannot predict when, if ever, we will become profitable.

We may need additional capital to fund our operations until we are able to generate a profit.

Our operations to date have required significant cash expenditures.  Our future capital requirements will depend on the results of our research and development activities, preclinical and clinical studies, and competitive and technological advances.

In addition, the recent financings with YA Global Investments, L.P., referred to herein as YA Global, and Stanford Venture Capital Holdings, Inc., referred to herein as Stanford, are secured by all of our assets.  If we default under the convertible notes, the investors may foreclose on our assets and our business.  As a result, we may need to obtain more funding in the future through collaborations or other arrangements with research institutions and corporate partners, or public and private offerings of our securities, including debt or equity financing.  We may not be able to obtain adequate funds for our operations from these sources when needed or on acceptable terms. Future collaborations or similar arrangements may require us to license valuable intellectual property to, or to share substantial economic benefits with, our collaborators.  If we raise additional capital by issuing additional equity or securities convertible into equity, our stockholders may experience dilution and our share price may decline.  Any debt financing may result in restrictions on our spending.

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

•                  attempt to sell our company;

•                  cease operations; or

•                  declare bankruptcy.

We believe that at the projected rate of spending we should have sufficient cash and investments to maintain our present operations for the next 7 months as of December 31, 2008.

We may be adversely affected by the current economic environment.

Our ability to obtain financing, invest in and grow our business, and meet our financial obligations depends on our operating and financial performance, which in turn is subject to numerous factors.  In addition to factors specific to our business, prevailing economic conditions and financial, business and other factors beyond our control can also affect our business and ability to raise capital.  We cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

We rely on third parties to perform all of our research and development activities.  Our research and development efforts take place at the University of Waterloo in Ontario, Canada, where our technology was discovered, Mayo Clinic, the University of Virginia, and with our commercial partners.  At this time, we do not have the internal capabilities to perform our research and development activities. Accordingly, the failure of third-party research partners to perform under agreements entered into with us, or our failure to renew important research agreements with these third parties, may delay or curtail our research and development efforts.

We have significant future capital needs and may be unable to raise capital when needed, which could force us to delay or reduce our research and development efforts.

As of December 31, 2008, we had cash and highly-liquid investments of $3,615,788 and working capital of $3,562,743. Using our available reserves as of December 31, 2008, we believe that we can operate according to our current business plan for the next 7 months from December 31, 2008.  To date, we have generated minimal revenues and anticipate that our operating costs will exceed any revenues generated over the next several years. Therefore, we will be required to raise additional capital in the future in order to operate in accordance with our current business plan, and this funding may not be available on favorable terms, if at all.  If we are unable to raise additional funds, we will need to do one or more of the following:

•                  delay, scale back or eliminate some or all of our research and development programs;

•                  provide a license to third parties to develop and commercialize our technology that we would otherwise seek to develop and commercialize ourselves;

•                  seek strategic alliances or business combinations;

•                  attempt to sell our company;

•                  cease operations; or

•                  declare bankruptcy.

In addition, in connection with any funding, if we need to issue more equity securities than our certificate of incorporation currently authorizes, or more than 20% of the shares of our common stock outstanding, we may need stockholder approval.  If stockholder approval is not obtained or if adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets.  Investors may experience dilution in their investment from future offerings of our common stock.  For example, if we raise additional capital by issuing equity securities, such an issuance would reduce the percentage ownership of existing stockholders.  In addition, assuming the exercise of all options and warrants outstanding and the conversion of the notes into common stock, as of December 31, 2008, we had 3,657,813 shares of common stock authorized but unissued and unreserved, which may be issued from time to time by our board of directors without stockholder approval.  The total number of shares that may be issued under the financing is subject to certain caps as more fully described in this Form 10-Q.  Furthermore, we may need to issue securities that have rights, preferences and privileges senior to our common stock.  Failure to obtain financing on acceptable terms would have a material adverse effect on our liquidity.

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

As of December 31, 2008, we have been issued nineteen (19) patents by the PTO and twenty-three (23) patents from foreign countries.  We have also filed numerous patent applications for our technology in the United States and in several foreign countries, which technology is vital to our primary business, as well as several Continuations in Part on these patent applications.  Our success depends in part upon the grant of patents from our pending patent applications.

Although we believe that our technology is unique and that it will not violate or infringe upon the proprietary rights of any third party, we cannot assure you that these claims will not be made or if made, could be successfully defended against.  If we do not obtain and maintain patent protection, we may face increased competition in the United States and internationally, which would have a material adverse effect on our business.

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

•                  any patents issued or licensed to us will be free from challenge and if challenged, would be held to be valid;

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

The PTO and the courts have not established a consistent policy regarding the breadth of claims allowed in biotechnology patents.  The allowance of broader claims may increase the incidence and cost of patent interference proceedings and the risk of infringement litigation.  On the other hand, the allowance of narrower claims may limit the scope and value of our proprietary rights.

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

We occasionally provide information to research collaborators in academic institutions and request that the collaborators conduct certain tests.  We cannot assure you that the academic institutions will not assert intellectual property rights in the results of the tests conducted by the research collaborators, or that the academic institutions will grant licenses under such intellectual property rights to us on acceptable terms, if at all.  If the assertion of intellectual property rights by an academic institution is substantiated, and the academic institution does not grant intellectual property rights to us, these events could limit our ability to commercialize our technology.

As we evolve from a company primarily involved in the research and development of our technology into one that is also involved in the commercialization of our technology, we may have difficulty managing our growth and expanding our operations.

As our business grows, we may need to add employees and enhance our management, systems and procedures.  We may need to successfully integrate our internal operations with the operations of our marketing partners, manufacturers, distributors and suppliers to produce and market commercially viable products.  We may also need to manage additional relationships with various collaborative partners, suppliers and other organizations.  Although we do not presently conduct research and development activities in-house, we may undertake those activities in the future.  Expanding our business may place a significant burden on our management and operations.  We may not be able to implement improvements to our management information and control systems in an efficient and timely manner and we may discover deficiencies in our existing systems and controls.  Our failure to effectively respond to such changes may make it difficult for us to manage our growth and expand our operations.

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

Many human health and agricultural biotechnology companies are engaged in research and development activities relating to apoptosis and senescence.  The market for plant protection and yield enhancement products is intensely competitive, rapidly changing and undergoing consolidation.  We may be unable to compete successfully against our current and future competitors, which may result in price reductions, reduced margins and the inability to achieve market acceptance for products containing our technology.  Our competitors in the field of plant senescence gene technology are companies that develop and produce transgenic plants and include major international agricultural companies, specialized biotechnology companies, research and academic institutions and, potentially, our joint venture and strategic alliance partners.  These companies include: Icoria (formerly Paradigm Genetics), Mendel Biotechnology, Renessen LLC, Exelixis Plant Sciences, Inc., Syngenta International AG, and Eden Bioscience, among others.  Some of our competitors that are involved in apoptosis research include:  Amgen; Centocor; Genzyme; OSI Pharmaceuticals, Inc.; Novartis; Introgen Therapeutics, Inc.; Genta, Inc.; and Vertex Pharmaceuticals, Inc.  Many of these competitors have substantially greater financial, marketing, sales, distribution and technical resources than us and have more experience in research and development, clinical trials, regulatory matters, manufacturing and marketing.  We anticipate increased competition in the future as new companies enter the market and new technologies become available.  Our technology may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors, which will prevent or limit our ability to generate revenues from the commercialization of our technology.

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

Use of our technology, if developed for human health applications, will also be subject to FDA regulation.  The FDA must approve any drug or biologic product before it can be marketed in the United States.  In addition, prior to being sold outside of the U.S., any products resulting from the application of our human health technology must be approved by the regulatory agencies of foreign governments.  Prior to filing a new drug application or biologics license application with the FDA, we would have to perform extensive clinical trials, and prior to beginning any clinical trial, we would need to perform extensive preclinical testing which could take several years and may require substantial expenditures.

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

We cannot guarantee that consumers will accept products containing our technology.  Recently, there has been consumer concern and consumer advocate activism with respect to genetically-engineered agricultural consumer products.  The adverse consequences from heightened consumer concern in this regard could affect the markets for agricultural products developed with our technology and could also result in increased government regulation in response to that concern. If the public or potential customers perceive our technology to be genetic modification or genetic engineering, agricultural products grown with our technology may not gain market acceptance.

We depend on our key personnel and, if we are not able to attract and retain qualified scientific and business personnel, we may not be able to grow our business or develop and commercialize our technology.

We are highly dependent on our scientific advisors, consultants and third-party research partners.  Our success will also depend in part on the continued service of our key employees and our ability to identify, hire and retain additional qualified personnel in an intensely competitive market.  Although we have employment agreements with all of our key employees and a research agreement with Dr. John Thompson, these agreements may be terminated upon short or no notice.  We do not maintain key person life insurance on any member of management.  The failure to attract and retain key personnel could limit our growth and hinder our research and development efforts.

Certain provisions of our charter, by-laws and Delaware law could make a takeover difficult.

Certain provisions of our certificate of incorporation and by-laws could make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to stockholders.  Our certificate of incorporation authorizes our board of directors to issue, without stockholder approval, except as may be required by the rules of the NYSE Alternext US, 5,000,000 shares of preferred stock with voting, conversion and other rights and preferences that could adversely affect the voting power or other rights of the holders of our common stock.  Similarly, our by-laws do not restrict our board of directors from issuing preferred stock without stockholder approval.

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

As of December 31, 2008, our executive officers, directors and affiliated entities together beneficially own approximately 59.4% of the outstanding shares of our common stock, assuming the exercise of options and warrants which are currently exercisable or will become exercisable within 60 days of December 31, 2008, held by these stockholders. As a result, these stockholders, acting together, will be able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders.  Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

A significant portion of our total outstanding shares of common stock may be sold in the market in the near future, which could cause the market price of our common stock to drop significantly.

As of December 31, 2008, we had 19,027,719 shares of our common stock issued and outstanding, of which approximately 5,319,639 shares are registered pursuant to registration statements on Form S-3 and the remainder of which are either eligible to be sold under SEC Rule 144 or are in the public float.  In addition, we have registered 2,632,194 shares of our common stock underlying warrants previously issued on the Form S-3 registration statement and we registered 6,000,000 shares of our common stock underlying options granted or to be granted under our stock option plan.  Consequently, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, may have a material adverse effect on our stock price.

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

If our common stock is delisted from the NYSE Alternext US Exchange, we may not be able to list on any other stock exchange, and our common stock may be subject to the “penny stock” regulations, which may affect the ability of our stockholders to sell their shares.

The NYSE Alternext US Exchange requires us to meet minimum financial requirements in order to maintain our listing.  As of December 31, 2008, we believe that we continue to be in compliance with the NYSE Alternext US Exchange’s continued listing requirements.  However, if we are unable to continue to be in compliance with the continued listing requirements, it is possible that we will be delisted.  If we are delisted from the NYSE Alternext US Exchange, our common stock likely will become a “penny stock”.  In general, regulations of the SEC define a “penny stock” to be an equity security that is not listed on a national securities exchange or the NASDAQ Stock Market and that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  If our common stock becomes a penny stock, additional sales practice requirements would be imposed on broker-dealers that sell such securities to persons other than certain qualified investors.  For transactions involving a penny stock, unless exempt, a broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale.  In addition, the rules on penny stocks require delivery, prior to and after any penny stock transaction, of disclosures required by the SEC.

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

We believe that the listing of our common stock on a recognized national trading market, such as the NYSE Alternext US Exchange, is an important part of our business and strategy.  Such a listing helps our stockholders by providing a readily available trading market with current quotations.  Without that, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock would likely decline.  The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded it by other parties.  In that regard, the absence of a listing on a recognized national trading market will also affect our ability to benefit from the use of our operations and expansion plans, including for use in licensing agreements, joint ventures, the development of strategic relationships and acquisitions, which are critical to our business and strategy and none of which is currently the subject of any agreement, arrangement or understanding, with respect to any future financing or strategic relationship it may undertake.  A delisting from the NYSE Alternext US Exchange could result in negative publicity and could negatively impact our ability to raise capital in the future.

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

As of December 31, 2008, we have granted options outside of our stock option plan to purchase 10,000 shares of our common stock and outstanding warrants to purchase 19,555,584 shares of our common stock.  In addition, as of December 31, 2008, we have reserved 5,137,200 shares of our common stock for issuance upon the exercise of options granted pursuant to our stock option plan, all of which may be granted in the future.  The exercise of these options and warrants will result in dilution to our existing stockholders and could have a material adverse effect on our stock price. In addition, any shares issued in connection with the YA Global financing or Stanford Financing, as further discussed elsewhere in this Form 10-Q, can also have a dilutive effect and a possible material adverse effect on our stock price.  The conversion price of the warrants are also subject to certain anti-dilution adjustments.  The agreements with YA Global and Stanford provide for the potential issuance of up to a total of 61,833,332 shares of our common stock, of which 13,883,332 shares are included in outstanding warrants noted above.

Item 4.            Submission of Matters to a Vote of Security Holders.

(a)          Our annual meeting of stockholders was held on December 18, 2008.

(b)         The following is a complete list of our directors as of December 18, 2008, each of whom was elected to a one-year term at the meeting, and whose term of office continued after the meeting.

Rudolf Stalder

Bruce C. Galton

John E. Thompson, Ph.D.

Christopher Forbes

Thomas C. Quick

David Rector

John N. Braca

Jack Van Hulst

Harlan W. Waksal, M.D.

(c)          There were 14,259,653 shares of common stock present at the meeting in person or by proxy, out of a total number of 18,573,183 shares of common stock issued and outstanding and entitled to vote at the meeting.

The proposals and results of the vote of the stockholders taken at the meeting by ballot and by proxy as solicited by us on behalf of our Board of Directors were as follows:

(A)                              For the election of the nominees for our Board of Directors:

Nominee	For	Withheld
Rudolf Stalder	13,755,437	504,216
Bruce C. Galton	12,781,048	1,478,605
John E. Thompson, Ph.D.	13,920,478	339,175
Christopher Forbes	13,960,278	299,375
Thomas C. Quick	13,862,062	397,591
David Rector	13,920,478	339,175
John N. Braca	13,920,478	339,175
Jack Van Hulst	13,808,893	450,760
Harlan W. Waksal, M.D.	13,920,478	339,175

(B)                                To (i) approve the Senesco Technologies, Inc. 2008 Incentive Compensation Plan and (ii) the increase of the number of shares of common stock reserved for issuance thereunder:

For	Against	Abstain	Broker Non-Votes
6,735,907	1,469,766	95,036	5,958,944

Item 5.            Other Information

As of October 24, 2008, Harlan W. Waksal, M.D. was appointed to our board of directors, increasing the board from eight members to nine members.

Item 6.	Exhibits.

Exhibits.

10.1*	2008 Incentive Compensation Plan (filed herewith)
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350. (furnished herewith)
32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350. (furnished herewith)

* Compensation Plan and arrangements for current and former executive officers and directors.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENESCO TECHNOLOGIES, INC.

DATE: February 17, 2009	By:	/s/ Bruce C. Galton
Bruce C. Galton, President
and Chief Executive Officer
(Principal Executive Officer)

DATE: February 17, 2009	By:	/s/ Joel Brooks
Joel Brooks, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)