Form 10-Q
period 2009-03-31
SENESCO TECHNOLOGIES INC
filed 2009-05-01
CIK 1035354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes:☐	No:☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Smaller reporting company ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes:☐	No:☒

As of April 15, 2009, 19,511,199 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

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

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2009	2008
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$378,193	$5,676,985
Short-term investments	2,299,388	500,000
Prepaid expenses and other current assets	889,822	180,556
Total Current Assets	3,567,403	6,357,541

Property and equipment, net	6,896	5,459
Intangibles, net	3,625,476	3,213,543
Deferred financing costs	741,462	1,059,230
Security deposit	7,187	7,187
TOTAL ASSETS	$7,948,424	$10,642,960

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$472,375	$370,167
Accrued expenses	500,772	314,267
Total Current Liabilities	973,147	684,434

Convertible note, net of discount	1,926	57
Grant payable	99,728	99,728
Other liability	17,778	23,062
TOTAL LIABILITIES	1,092,579	807,281

STOCKHOLDERS’ EQUITY:

Preferred stock, $0.01 par value; authorized 5,000,000 shares, no shares issued	—	—
Common stock, $0.01 par value; authorized 100,000,000 shares, issued and outstanding 19,511,199 and 18,375,117, respectively	195,112	183,751
Capital in excess of par	41,020,987	39,874,958
Deficit accumulated during the development stage	(34,360,254)	(30,223,030)
TOTAL STOCKHOLDERS’ EQUITY	6,855,845	9,835,679

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,948,424	$10,642,960

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,	For the Nine Months Ended March 31,	For the Nine Months Ended March 31,	From Inception on July 1, 1998 through March 31,
	2009	2008	2009	2008	2009

Revenue	$75,000	$79,167	$275,000	$456,667	$1,450,000

Operating Expenses:
General and administrative	532,245	876,966	1,711,166	1,851,876	23,436,622
Research and development	540,494	474,176	1,624,166	1,219,325	11,581,761
Total Operating Expenses	1,072,739	1,351,142	3,335,332	3,071,201	35,018,383

Loss From Operations	(997,739)	(1,271,975)	(3,060,332)	(2,614,534)	(33,568,383)

Sale of state income tax loss, net	—	—	—	—	586,442
Other noncash income	—	—	—	—	321,259
Interest income, net	737	43,907	41,788	76,013	522,025
Amortization of debt discount and financing costs	(107,240)	(66,676)	(319,637)	(120,271)	(988,400)
Interest expense on convertible notes	(227,235)	(187,473)	(799,043)	(255,309)	(1,233,197)
Net Loss	$(1,331,477)	$(1,482,217)	$(4,137,224)	$(2,914,101)	$(34,360,254)

Basic and Diluted Net Loss Per Common Share	$(0.07)	$(0.08)	$(0.22)	$(0.17)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	19,033,091	17,583,461	18,678,109	17,510,410

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FROM INCEPTION ON JULY 1, 1998 THROUGH MARCH 31, 2009

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

FROM INCEPTION ON JULY 1, 1998 THROUGH MARCH 31, 2009

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

(continued)

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FROM INCEPTION ON JULY 1, 1998 THROUGH MARCH 31, 2009

(unaudited)

	Common Stock		Capital in Excess of	Deficit Accumulated During the Development
	Shares	Amount	Par Value	Stage	Total
Fair market value of options and warrants vested during the year ended June 30, 2004	—	—	$1,826,514	—	$1,826,514

Options and warrants exercised during the year ended June 30, 2004 at exercise prices ranging from $1.00 - $3.25	370,283	$3,704	692,945	—	696,649

Issuance of common stock and warrants for cash on May 9, 2005 at $2.11 per unit	1,595,651	15,957	3,350,872	—	3,366,829

Allocation of proceeds to warrants	—	—	(1,715,347)	—	(1,715,347)

Reclassification of warrants	—	—	1,579,715	—	1,579,715

Commissions, legal and bank fees associated with issuance on May 9, 2005	—	—	(428,863)	—	(428,863)

Options and warrants exercised during the year ended June 30, 2005 at exercise prices ranging from $1.50 to $3.25	84,487	844	60,281	—	61,125

Fair market value of options and warrants vested during the year ended June 30, 2005	—	—	974,235	—	974,235

Fair market value of options and Warrants granted and vested During the year ended June 30,2006	—	—	677,000	—	677,000

Warrants exercised during the year ended June 30, 2006 at an exercise price of $0.01	10,000	100	—	—	100

Issuance of common stock and warrants for cash on October 11, 2006 at $1.135 per unit	1,986,306	19,863	2,229,628	—	2,249,491

Commissions, legal and bank fees associated with issuance on October 11, 2006	—	—	$(230,483)	—	$(230,483)

 (continued)

See Notes to Condensed Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FROM INCEPTION ON JULY 1, 1998 THROUGH MARCH 31, 2009

(unaudited)

	Common Stock		Capital in Excess of	Deficit Accumulated During the Development
	Shares	Amount	Par Value	Stage	Total
Fair market value of options and warrants vested during the year ended June 30, 2007	—	—	$970,162	—	$970,162

Warrants exercised during the year ended June 30, 2007 at an exercise price of $0.01	10,000	$100	—	—	100

Fair market value of options and warrants vested during the year ended June 30, 2008	—	—	1,536,968	—	1,536,968

Allocation of proceeds from issuance of convertible notes and warrants from September 21, 2007 through June 30, 2008	—	—	9,340,000	—	9,340,000

Issuance of common stock in lieu of cash payment for interest during the year ended June 30, 2008	345,867	3,458	430,696	—	434,154

Convertible notes converted into common stock during the year ended June 30, 2008	555,556	5,556	430,952	—	436,508

Fair market value of options and warrants vested during the nine months ended March 31, 2009	—	—	358,347	—	358,347

Cashless exercise of warrants during the nine months ended March 31, 2009 at an exercise price of $0.74	2,395	24	(24)	—	—

Issuance of common stock in lieu of cash payment for interest during the nine months ended March 31,2009	1,020,987	10,210	788,833	—	799,043

Issuance of common stock in connection with the Company’s short term incentive plan during the nine months ended March 31, 2009	112,700	1,127	(1,127)	—	—

Net loss	—	—	—	$(34,360,254)	(34,360,254)
Balance at March 31, 2009	19,511,199	$195,112	$41,020,987	$(34,360,254)	$6,855,845

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended March 31,		From Inception on July 1, 1998 through March 31,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(4,137,224)	$(2,914,101)	$(34,360,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash capital contribution	—	—	85,179
Noncash conversion of accrued expenses into equity	—	—	131,250
Noncash income related to change in fair value of warrant liability	—	—	(321,259)
Issuance of common stock and warrants for interest	799,043	255,309	1,242,512
Share-based compensation expense	358,347	708,537	10,054,444
Depreciation and amortization	81,054	67,179	541,742
Amortization of convertible note discount and deferred financing costs	319,637	120,271	988,400
(Increase) decrease in operating assets:
Accounts receivable	—	—	—
Prepaid expense and other current assets	(709,266)	46,831	(889,822)
Security deposit	—	—	(7,187)
Increase (decrease) in operating liabilities:
Accounts payable	102,208	59,267	472,375
Accrued expenses	186,505	132,260	500,772
Deferred revenue	—	(16,667)	—
Other liability	(5,284)	(4,601)	17,778
Net cash used in operating activities	(3,004,980)	(1,545,715)	(21,544,070)

Cash flows from investing activities:
Patent costs	(490,251)	(551,752)	(3,997,051)
Purchase of investments, net	(1,799,388)	(250,000)	(2,299,388)
Purchase of property and equipment	(4,173)	(2,783)	(177,063)
Net cash used in investing activities	(2,293,812)	(804,535)	(6,473,502)

Cash flows from financing activities:
Proceeds from grant	—	—	99,728
Proceeds from issuance of bridge notes	—	—	525,000
Proceeds from issuance of common stock, net and exercise of options and warrants	—	—	19,082,818
Proceeds from issuance of convertible note and warrants, net	—	6,550,000	9,340,000
Deferred financing costs	—	(558,578)	(651,781)
Net cash provided by financing activities	—	5,991,422	28,395,765

Net (decrease) increase in cash and cash equivalents	(5,298,792)	3,641,172	378,193

Cash and cash equivalents at beginning of period	5,676,985	408,061	—

Cash and cash equivalents at end of period	$378,193	$4,049,233	$378,193

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—	$22,317
Supplemental schedule of noncash financing activity:
Conversion of convertible notes into common stock, net	$—	$—	$500,000
Conversion of bridge notes into stock	$—	$—	$534,316
Allocation of convertible debt proceeds to warrants and beneficial conversion feature	$—	$6,550,000	$9,340,000
Warrants issued for financing costs	$—	$277,979	$639,645
Issuance of common stock for interest on convertible notes	$799,043	$255,309	$1,242,512

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 2009, the results of its operations for the three-month and nine-month periods ended March 31, 2009 and 2008, cash flows for the nine-month periods ended March 31, 2009 and 2008, and the results of its operations and cash flows for the period from inception on July 1, 1998 through March 31, 2009.

Interim results are not necessarily indicative of results for the full fiscal year.

Note 2 — Liquidity:

There is substantial doubt about the Company’s ability to continue as a going concern due to its limited assets and capital and recurring losses as explained in the following paragraph.

The Company has a limited operating history and limited assets and capital and has incurred losses each year since inception with a deficit accumulated during the development stage from inception on July 1, 1998 through March 31, 2009 of $34,360,254.  The Company has generated minimal revenues by licensing its technology for certain crops to companies willing to share in its development costs. In addition, the Company’s technology may not be ready for commercialization for several years. The Company expects to continue to incur losses for the next several years because it anticipates that its expenditures on research and development, and administrative activities will significantly exceed its revenues during that period. The Company cannot predict when, if ever, it will become profitable.

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

•                  attempt to sell the Company;

•                  cease operations; or

•                  declare bankruptcy.

As of March 31, 2009, the Company had cash and investments in the amount of $2,677,581, which consisted of money market funds and U.S. treasury bills.  The Company estimates that such amount will cover its expenses for approximately the next four months from March 31, 2009.  The accompanying financial statements do not include any adjustment from the outcome of this uncertainty.

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

The length of time that it takes for an initial patent application to be approved is generally between four to six years.  However, due to the unique nature of each patent application, the actual length of time may vary.  If a patent application is denied, the associated cost of that application would be written off.  However, the Company has not had any patent applications denied as of March 31, 2009.  Additionally, should a patent application become impaired during the application process, the Company would write down or write off the associated cost of that patent application.

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

Note 4 - Loss Per Share:

Net loss per common share is computed by dividing the loss by the weighted-average number of common shares outstanding during the period.  Shares to be issued upon the exercise of the outstanding options and warrants aggregating 23,151,963 and 19,955,861 as of March 31, 2009 and 2008, respectively, are not included in the computation of net loss per share, as their effect is anti-dilutive.  Additionally, as of March 31, 2009, 10,555,556 shares to be issued upon the conversion of convertible notes at a fixed conversion price of $0.90 are not included in the computation of diluted net loss per share, as their effect is anti-dilutive.

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

The fair value of each stock option and warrant granted has been determined using the Black-Scholes model.  The material factors incorporated in the Black-Scholes model in estimating the value of the options and warrants include the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Estimated life in years	3.5-5.5	4-6	3.5-5.5	4-6
Risk-free interest rate (1)	1.3%—1.8%	1.9% — 4.1%	1.1%-2.1%	1.9%-4.1%
Volatility	100%	100%	100%	100%
Dividend paid	None	None	None	None

(1)                                  Represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term.

The economic values of the options will depend on the future price of the Company’s common stock, par value $0.01 (the “Common Stock”), which cannot be forecast with reasonable accuracy.

A summary of changes in the stock option plan for the nine month period ended March 31, 2009 is as follows:

	Number of Options	Weighted-Average Exercise Price
Outstanding at July 1, 2008	3,715,600	$1.95
Granted	712,920	$0.58
Exercised	—	—
Canceled	—	—
Outstanding at March 31, 2009	4,428,520	$1.73
Exercisable at March 31, 2009	3,5,45,520	$1.95

A summary of changes to the non-vested stock options for the nine month period ended March 31, 2009 is as follows:

	Weighted-Average
	Number of Options	Grant-Date Fair Value
Non-vested stock options at July 1, 2008	937,264	$0.77
Granted	712,920	$0.45
Vested	(767,184)	$(0.61)
Forfeited	—	—
Non-vested stock options at March 31, 2009	883,000	$0.66

As of March 31, 2009, the aggregate intrinsic value of stock options outstanding was $8,030, with a weighted-average remaining term of 6.0 years.  The aggregate intrinsic value of stock options exercisable at that same date was $77,550, with a weighted-average remaining term of 5.3 years.  As of March 31, 2009, the Company has 6,009,364 shares available for future stock option grants.

As of March 31, 2009, total compensation expense not yet recognized related to stock option grants and restricted stock units amounted to approximately $123,000, which will be recognized over the next 21 months, and an additional $640,000 which may be recognized as achievement of certain target goals under the Company’s Long-Term Incentive Program become probable over the next 24 months.

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

As of March 31, 2009, the Company has determined that the achievement of the target goals is probable.  The total amount of  compensation expense in connection with the short-term incentive program in the amount of $140,480 is being recorded ratably over the seven and one-half month period from November 19, 2008 through June 30, 2009.   For the nine months ended March 31, 2009, the Company recorded $84,288 of such expense.

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

As of March 31, 2009, the Company is not able to determine if the achievement of the target goals under the Long-Term Equity Incentive Program are probable and, therefore, has not yet begun to recognize any of the $640,000 compensation expense that was computed on the date of adoption of the Long-Term Equity Incentive Program.  The Company will begin recognizing such compensation expense ratably over the remaining term of the Long-Term Equity Incentive Program at such time that the Company is able to determine that the achievement of the target goals are probable.

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

Note 7 —Convertible Notes and Stockholders Equity:

During the year ended June 30, 2008, the Company issued $5,000,000 of convertible notes and warrants to YA Global Investments L.P. (“YA Global”) and $5,000,000 of convertible notes and warrants to Stanford Venture Capital Holdings, Inc. (“Stanford”), for aggregate gross proceeds in the amount of $10,000,000.  The convertible notes convert into the Company’s Common Stock at a fixed price of $0.90 per share, subject to certain adjustments (the “Fixed Conversion Price”), through August 1, 2009 and December 20, 2009, respectively, at which time the convertible notes may convert into shares of the Company’s Common Stock at the lower of the fixed conversion price or 80% of the lowest daily volume-weighted average price (the “VWAP”) of the common stock during the five trading days prior to the conversion date. The maturity date of each of the convertible notes for YA Global and Stanford is December 30, 2010 and December 31, 2010, respectively.

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

If there is an effective registration statement for the resale of the shares underlying the convertible notes or if such shares become Rule 144 eligible, the Company will have the option to force the investors to convert 50% and 100% of its then-outstanding convertible notes if its Common Stock price exceeds 150% and 175% of the Fixed Conversion Price, respectively, for any 20 out of 30 trading days; provided that such forced conversion meets certain conditions (the “Call Option”).  If the Company exercises its Call Option prior to the third anniversary of the signing date, it will issue additional warrants to the investor equal to 50% of the number of shares underlying the convertible note subject to the forced conversion.  These warrants will be exercisable at the fixed conversion price and will have the same maturity as the other warrants issued under the YA Global financing.

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

The convertible notes and warrants issued to YA Global are subject to a maximum cap of 30,500,000 on the number of shares of common stock that can be issued upon the conversion of the convertible notes, the exercise of the warrants and the issuance of interest shares.

The convertible notes and warrants issued to Stanford are subject to a maximum cap of 31,888,888 on the number of shares of common stock that can be issued upon the conversion of the convertible notes, the exercise of the warrants and the issuance of interest shares.

Currently, at the fixed conversion price, the number of shares of common stock issuable upon conversion of the remaining $9,500,000 of convertible notes outstanding and shares of common stock to be issued upon exercise of the warrants outstanding at March 31, 2009 represents, in the aggregate, 24,438,888 shares, plus an estimated additional 2,830,000 shares (based upon the stock price at March 31, 2009) for the payment of interest in stock under the convertible notes.

As of March 31, 2009, the outstanding balance of the convertible notes were $1,926, which is comprised of notes with an aggregate face amount of $9,500,000 less unamortized debt discount of $9,498,074.  Debt discount associated with the convertible notes is amortized to interest expense, using the effective yield method, over the remaining life of the convertible notes.  Upon conversion of the convertible notes into Common Stock, any unamortized debt discount relating to the portion converted will be charged to interest.  Total charges to interest for amortization of debt discount were $1,450 and $1,869 for the three month and nine month periods ended March 31, 2009.

The costs associated with the issuances in the amount of $1,291,427 have been recorded as deferred financing costs and are being amortized ratably over the term of the convertible notes.  The balance of deferred financing costs as of March 31, 2009 amounted to $741,462.

Note 8 — Income Taxes:

No provision for income taxes has been made in the three month and nine month periods ended March 31, 2009 and 2008 given the Company’s losses in 2009 and 2008 and available net operating loss carryforwards.  A benefit has not been recorded as the realization of the net operating losses is not assured and the timing in which the Company can utilize its net operating loss carryforwards in any year or in total may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations.

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

Certain preclinical human health results to date include:

•                  Performing efficacy, toxicological and dose-finding studies in mice for our potential multiple myeloma drug candidate, SNS-01.  SNS-01 is a nano-encapsulated combination therapy of Factor 5A and an siRNA against Factor 5A.  Our efficacy study in severe combined immune-deficient mice with subcutaneous human multiple myeloma tested SNS-01 dosages ranging from 0.15 mg/kg to 1.5 mg/kg.  In these studies, mice treated with a dose of either 0.75 mg/kg or 1.5 mg/kg both showed a 91% reduction in tumor volume and a decrease in tumor weight of 87% and 95%, respectively.  For mice that received smaller doses of either 0.38 mg/kg or 0.15 mg/kg, there was also a reduction in tumor volume (73% and 61%, respectively) and weight (74% and 36%, respectively).  All of the treated mice, regardless of dose, survived.  This therapeutic dose range provided the basis for an 8-day maximum tolerated dose study in which normal mice received two intravenous doses of increasing amounts of SNS-01 (from 2.2 mg/kg).  Body weight, organ weight and serum levels of liver enzymes were used as clinical indices to assess toxicity.  A dose between 2.2 mg/kg and 2.9 mg/kg was well tolerated with respect to these clinical indices, and the survival rate at 2.9 mg/kg was 80%.  Those mice receiving above 2.9 mg/kg of SNS-01 showed evidence of morbidity and up to 80% mortality.  The 2.9 mg/kg threshold, twice the upper end of the therapeutic dose range, was therefore determined to be the maximum tolerated dose in mice.

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

•                  increased the survival, while maintaining functionality, of mouse pancreatic islet cells isolated for transplantation, using intraperitaneal administration of our technology.  Initial animal studies have shown that our technology administered prior to harvesting beta islet cells from a mouse, has a significant impact not only on the survival of the beta islet cells, but also on the retention of the cells’ functionality when compared to the untreated beta islet cells.  Additional studies have shown that the treated beta islet cells survive a pro-inflammatory cytokine challenge, while maintaining their functionality with respect to insulin production.  These further studies also revealed Factor-5A’s involvement in the modulation of inducible nitric oxide synthase (iNOS), an important indicator of inflammation; and

•                  increased the survival rate of mice in a lethal challenge sepsis model.  Additionally, a broad spectrum of systemic pro-inflammatory cytokines were down-regulated, while not effecting the anti-inflammatory cytokine IL-10.

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

Inhibiting Apoptosis

Our preclinical studies indicate that down-regulation of our proprietary Factor 5A gene may have potential application as a means for controlling the effects of a broad range of diseases that are attributable to premature cell death, ischemia, or inflammation. Such inflammatory diseases include glaucoma, heart disease, and other certain inflammatory diseases such as Crohn’s disease, sepsis and diabetic retinopathy.  We are engaged in preclinical research of certain inflammatory diseases. Using small inhibitory RNA’s, or siRNA’s, against Factor 5A to inhibit its expression, the results of our studies have indicated a reduction in pro-inflammatory cytokine formation and the formation of receptors for LPS, interferon-gamma and TNF-alpha.  Our studies have also indicated that by inhibiting Factor 5A, iNOS, MAPK, NFkB, JAK1 and ICAM are downregulated, which decreases the inflammatory cytokines formed through these pathways. Additionally, a mouse study has indicated that our siRNA is comparable to a steroid and to a prescription anti-TNF drug in its ability to reduce cytokine response to LPS.  Other mouse studies have also indicated that the siRNA against Factor 5A (i) protects thymocyte cells from apoptosis and decreases formation of MPO, TNF-a, MIP-1alpha, and IL-1 in the lungs of mice challenged with LPS and (ii) increases the survival rate in which sepsis was induced by a lethal injection of LPS and (iii) reduces blood serum levels of inflammatory proteins, such as IL-1, IL-2, IL-6, IL-12, TNF-a, IFNg and MIP-1alpha, while not effecting IL-10, an anti-inflammatory cytokine.  Other experiments utilizing siRNA to Factor 5A include inhibition of or apoptosis during the processing of mouse pancreatic beta islet cells for transplantation, the inhibition of early inflammatory changes associated with type-1 diabetes in an in-vivo rat model.

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

Our preclinical research has yielded data that we have presented to various biopharmaceutical companies that may be prospective licensees for the development and marketing of potential applications of our technology.  Additionally, we are using the proceeds of our most recent financing to advance our research in multiple myeloma with the goal of initiating a Phase I clinical trial, and may select additional human health indications to bring into clinical trials. We believe that the success of our future operations will likely depend on our ability to transform our research and development activities into a commercially feasible technology.

Human Health Research Program

Our human health research program, which has consisted of pre-clinical in-vitro and in-vivo experiments designed to assess the role and method of action of the Factor 5A genes in human diseases, is being performed by approximately twelve (12) third party researchers, at our direction, at Mayo Clinic, the University of Virginia and the University of Waterloo.

Our research and development expenses incurred on human health applications were approximately 72% of our total research and development expenses for the nine months ended March 31, 2009.  Our research and development expenses incurred on human health applications were approximately 53% of our total research and development expenses for the nine months ended March 31, 2008.  Since inception, the proportion of our research and development expenses on human health applications has increased, as compared to our research and development expenses on agricultural applications.  This change is primarily due to the fact that our research focus on human health has increased and some of our research costs for plant applications have shifted to our license partners.

Our planned future pre-clinical research and development initiatives for human health include:

•                  Multiple Myeloma.  Our objective is to advance our technology for the potential treatment of multiple myeloma with the goal of initiating a clinical trial.  In connection with the potential clinical trial, we have engaged a clinical research organization, or CRO, to assist us through the process.  We have also determined the delivery system for our technology, contracted for the supply of pharmaceutical grade materials to be used in toxicology and human studies, performed certain toxicity studies, and have contracted with a third party laboratory to conduct additional toxicoly studies.  Together with the assistance of our CRO, we will have additional toxicology studies performed with the goal of filing an investigational new drug application, or IND application, with the U.S. Food and Drug Administration, or FDA, for their review and consideration in order to initiate a clinical trial.  Assuming that we have adequate funding, we estimate that it will take less than nine (9) months from March 31, 2009 to complete these objectives.

•                  Lung Inflammation.  The objective of our planned future lung inflammation experiments is to optimize the delivery and dose of the siRNA to Factor 5A to the lungs.  A mouse model system is currently being conducted to illustrate the siRNA to Factor 5A’s ability to reduce morbidity and mortality of lung inflammation caused by the up-regulation of pro-inflammatory cytokines induced by a pathogen.

•                  Other.  We may continue to look at other disease states in order to determine the role of Factor 5A.

In order to pursue the above research initiatives, as well as other research initiatives that may arise, we completed private placements of $10 million of convertible notes and warrants in fiscal 2008.  It will be necessary for us to raise a significant amount of additional working capital in the near future to continue to pursue some of the above initiatives as well as new initiatives.  If we are unable to raise the necessary funds, we may be required to significantly curtail the future development of some of our research initiatives and we will be unable to pursue other possible research initiatives.

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

There are many large companies and development stage companies working in the field of apoptosis research including: Amgen Inc., Centocor, Inc., Genzyme Corporation, OSI Pharmaceuticals, Inc., Novartis AG, Introgen Therapeutics, Inc., Genta, Inc., and Vertex Pharmaceuticals, Inc., amongst others.

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

Agricultural Development and License Agreements

Through April 15, 2009, we have eight (8) active license agreements and one joint collaboration with established agricultural biotechnology companies or, in the case of Poet, as more fully described below, an established ethanol company, as follows:

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

In December 2008, the Development and License Agreement with the Harris Moran Seed Company, or Harris Moran, was terminated by mutual agreement due to Harris Moran’s recently announced corporate restructuring.  Harris Moran has reported that its parent company, Limagrain, restructured its vegetable seed operations and that Harris Moran will now be part of a new business unit with Clause (France) and Marco Polo (Thailand).  This restructuring has resulted in a consolidation of research and development efforts amongst Harris Moran and its sister companies that will not encompass our technology.  Harris Moran made us aware of this shift in research and development focus and presented us with a letter on December 1, 2008 formally ending the relationship through the mutual agreement of the parties.  Pursuant to the terms of the Development and License Agreement all rights to use our technology in lettuce and melon revert to us.

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

All aspects of the Rahan Joint Venture’s research and development initiative are proceeding on time.  Both the DHS and lipase genes have been identified and isolated in banana, and the Rahan Joint Venture is currently in the process of silencing these genes.  Two Israeli field trials indicated that Senesco’s proprietary technology extends the shelf life of the banana fruit up to 100%, while allowing the banana fruit to ripen normally.  Later field trials have indicated what we believe are increased disease tolerance results and we are currently performing additional field trials to further assess disease tolerance.  However, as the banana modified with our technology may be considered a genetically modified  organism, or GMO, shelf life extension may have to be combined with disease tolerance to gain acceptance by the growers.

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

The discoverer of our technology, John E. Thompson, Ph.D., is the Associate Vice President, Research and former Dean of Science at the University of Waterloo in Ontario, Canada, and is our Executive Vice President and Chief Scientific Officer.  Dr. Thompson is also one of our directors and beneficially owns approximately 4.3% of the outstanding shares of our common stock as of March 31, 2009.  On September 1, 1998, we entered into, and have extended through August 31, 2009, a research and development agreement with the University of Waterloo and Dr. Thompson as the principal inventor.  The Research and Development Agreement provides that the University of Waterloo will perform research and development under our direction, and we will pay for the cost of this work and make certain payments to the University of Waterloo.  In return for payments made under the Research and Development Agreement, we have all rights to the intellectual property derived from the research.

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

Our competitors in the field of delaying plant senescence are companies that develop and produce transformed plants with a variety of enhanced traits.  Such companies include: Mendel Biotechnology, Inc.; Renessen LLC; Exelixis Plant Sciences, Inc.; Syngenta International AG; and Eden Bioscience Corporation, among others.

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

Intellectual Property

We have nineteen (19) issued patents from the United States Patent and Trademark Office, or PTO, and twenty-six (26) issued patents from foreign countries, thirty-three (33) of which are for the use of our technology in agricultural applications and twelve (12) of which relate to human health applications.

In addition to our forty-five (45) patents, we have a wide variety of patent applications, including divisional applications and continuations-in-part, in process with the PTO and internationally.  We intend to continue our strategy of enhancing these new patent applications through the addition of data as it is collected.

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

We believe that our current activities, which to date have been confined to research and development efforts, do not require licensing or approval by any governmental regulatory agency. However, we, or our licensees, will be required to obtain such licensing or approval from governmental regulatory agencies prior to the commercialization of our genetically transformed plants and the application of our human health technology.

Liquidity and Capital Resources

Overview

As of March 31, 2009, our cash balance and investments, which consisted of money market funds and U.S. treasury bills, totaled $2,677,581, and we had working capital of $2,594,256.  As of March 31, 2009, we had a federal tax loss carryforward of approximately $24,420,000 and a state tax loss carry-forward of approximately $17,057,000 to offset future taxable income. We cannot assure you that we will be able to take advantage of any or all of such tax loss carryforwards, if at all, in future fiscal years.

Contractual Obligations

The following table lists our cash contractual obligations as of March 31, 2009:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Research and Development Agreements (1)	$1,896,813	$1,896,813	$—	$—	$—
Facility, Rent and Operating Leases (2)	$172,672	$79,192	$93,480	$—	$—
Employment, Consulting and Scientific Advisory Board Agreements (3)	$651,442	$568,800	$82,642	$—	$—
Total Contractual Cash Obligations	$2,720,927	$2,544,805	$176,122	$—	$—

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

Effective September 1, 2008, we extended our Research and Development Agreement with the University of Waterloo for an additional one-year period through August 31, 2009, in the amount of CAD $735,000 or approximately USD $700,000. Research and development expenses under this agreement aggregated USD $139,740 and USD $180,000 for the three month periods ended March 31, 2009 and 2008 and USD $489,258 and $548,792 for the nine month periods ended March 31, 2009 and 2008 and USD $5,116,522 for the cumulative period from inception through March 31, 2009.

During the nine months ended March 31, 2009, we made significant payments for services to be performed and for the manufacture of materials in connection with our toxicology studies and clinical trial totaling approximately $850,000, of which $828,000 have been included as prepaid expenses on our Balance Sheet as of March 31, 2009.

Capital Resources

Since inception, we have generated revenues of $1,450,000 in connection with the initial fees and milestone payments received under our license and development agreements.  We have not been profitable since inception, we will continue to incur additional operating losses in the future, and we will require additional financing to continue the development and subsequent commercialization of our technology.  While we do not expect to generate significant revenues from the licensing of our technology for the next one to three years, or longer, we may enter into additional licensing or other agreements with marketing and distribution partners that may result in additional license fees, receive revenues from contract research, or other related revenue.

We anticipate that, based upon our current cash and investments, as of March 31, 2009 we will be able to fund our operations for the next four (4) months. Over the next twelve months, we plan to fund our research and development and commercialization activities by:

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

Changes to Critical Accounting Policies and Estimates

We adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157) for the fiscal year beginning July 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application is permitted until our fiscal year beginning July 1, 2009.  The adoption of the remaining provisions of SFAS No. 157 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Except for the adoption of SFAS No. 157, there have been no changes to our critical accounting policies and estimates as set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Results of Operations

Three Months Ended March 31, 2009 and Three Months Ended March 31, 2008

The net loss for the three month period ended March 31, 2009 was $1,331,477.   The net loss for the three month period ended March 31, 2008 was $1,482,217.  Such a change represents a decrease in net loss of $150,740, or 10.2%.  This decrease in net loss was primarily the result of a decrease in operating expenses, which was partially offset by an increase in non-cash expenses associated with the outstanding convertible notes that were issued during the year ended June 30, 2008.

Revenue

Total revenues of $75,000 for the three month period ended March 31, 2009 consisted of a milestone payment on an agricultural license agreement.  Total revenues of $79,167 for the three month period ended March 31, 2008 consisted of a milestone payment and the amortized portion of previous milestone payments received in connection with certain agricultural license agreements.

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

Operating Expenses

	Three Months Ended March 31,
	2009	2008	Change	%
	(in thousands, except % values)
General and administrative	$532	$877	$(345)	(39.3)%
Research and development	541	474	67	14.1%
Total operating expenses	$1,073	$1,351	$(278)	(20.6)%

We expect operating expenses to increase over the next twelve months as we anticipate that research and development expenses will increase as we continue to expand our research and development activities.

General and Administrative Expenses

	Three Months Ended March 31,
	2009	2008	Change	%
	(in thousands, except % values)
Share-based compensation	$120	$505	$(385)	(76.2)%
Payroll and benefits	177	176	1	0.6%
Investor relations	45	46	(1)	(2.2)%
Professional fees	74	76	(2)	(2.6)%
Depreciation and amortization	27	23	4	17.4%
Director fees	14	—	14	—
Other general and administrative	75	51	24	47.1%
Total general and administrative	$532	$877	$(345)	(39.3)%

•                  Share-based compensation for the three months ended March 31, 2009 and 2008 consisted of the amortized portion of the compensation charge in connection with our short-term stock incentive plan and the amortized portion of the Black-Scholes value of options and warrants granted to directors, employees and consultants.  Share-based compensation for the three months ended March 31, 2008 also consisted of the Black-Scholes value of $384,000 for warrants extended and repriced in connection with an amendment to a financial advisory agreement entered into on February 14, 2008.  During the three month periods ended March 31, 2009 and 2008, there were 127,836 and 0 options granted to our directors in lieu of cash compensation under our non-employee director compensation plan.

•                  Depreciation and amortization increased primarily as a result of additional agricultural and human health patent costs being amortized.

•                  Director fees increased due to the Company implementing a cash compensation plan for non-employee directors beginning July 1, 2008.  During the three month period ended March 31, 2008, the non-employee directors did not receive any cash compensation.

We expect general and administrative expenses to modestly increase over the next twelve months primarily due to an increase in payroll and benefits and legal and accounting fees related to the increased regulatory environment surrounding our business.

Research and Development Expenses

	Three Months Ended March 31,
	2009	2008	Change	%
	(in thousands, except % values)
Share-based compensation	$23	$57	$(34)	(59.7)%
Other research and development	518	417	101	24.2%
Total research and development	$541	$474	$67	14.1%

•                  Share-based compensation consists primarily of the amortized portion of Black-Scholes value of options, restricted stock units and warrants granted to research and development consultants and employees.

•                  Other research and development costs increased primarily as a result of an expansion of our human health programs, specifically our multiple myeloma research program.

The breakdown of our research and development expenses between our agricultural and human health research programs is as follows:

	Three Months Ended March 31,
	2009	%	2008	%
	(in thousands, except % values)
Agricultural	$146	27%	$181	38%
Human health	395	73%	293	62%
Total research and development	$541	100%	$474	100%

•                  Agricultural research expenses decreased during the three month period ended March 31, 2009 primarily as a result of a decrease in the allocation of resources from agriculture to human health at the University of Waterloo .

•                  Human health research expenses increased during the three month period ended March 31, 2009 primarily as a result of the multiple myeloma project.

We expect the percentage of human health research programs to continue to increase as a percentage of the total research and development expenses as we continue our current research projects and begin new human health initiatives.

Amortization of debt discount, financing costs and interest expense

During the year ended June 30, 2008, we issued $10,000,000 in convertible notes and warrants.  The net proceeds of those convertible notes and warrants were recorded as equity.  The discount on the convertible notes is being amortized, using the effective yield method, over the term of the convertible notes.  The related costs of issuance were recorded as deferred financing costs and are being amortized on a straight line basis over the term of the convertible notes.  At March 31, 2009, there were $9,500,000 of convertible notes outstanding.  At March 31, 2008, there were $7,000,000 of convertible notes outstanding.

Interest Income, net

Interest income was lower during the three month period ended March 31, 2009 as a result of lower interest rates compared to the three-month period ended March 31, 2008.

Nine Months Ended March 31, 2009 and Nine Months Ended March 31, 2008

The net loss for the nine month period ended March 31, 2009 was $4,137,224.   The net loss for the nine month period ended March 31, 2008 was $2,914,101.  Such a change represents an increase in net loss of $1,223,123, or 42.0%.  This increase in net loss was primarily the result of an increase in non-cash expenses associated with the outstanding convertible notes that were issued during the year ended June 30, 2008, an increase in operating expenses and a decrease in revenue and interest income.

Revenue

Total revenues of $275,000 for the nine month period ended March 31, 2009 consisted of milestone payments in connection with certain agricultural license agreements.  Total revenues of $456,667 for the nine month period ended March 31, 2008 consisted of the initial payments and the amortized portion of previous milestone payments received in connection with certain agricultural license agreements.

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

Operating Expenses

	Nine Months Ended March 31,
	2009	2008	Change	%
	(in thousands, except % values)
General and administrative	$1,711	$1,852	$(141)	(7.6)%
Research and development	1,624	1,219	405	33.2%
Total operating expenses	$3,335	$3,071	$264	8.6%

We expect operating expenses to increase over the next twelve months as we anticipate that research and development expenses will increase as we continue to expand our research and development activities.

General and Administrative Expenses

	Nine Months Ended March 31,
	2009	2008	Change	%
	(in thousands, except % values)
Share-based compensation	$323	$620	$(297)	(47.9)%
Payroll and benefits	522	508	14	2.8%
Investor relations	200	257	(57)	(22.2)%
Professional fees	349	248	101	40.7%
Depreciation and amortization	81	67	14	20.9%
Director fees	58	—	58	—
Other general and administrative	178	152	26	17.1%
Total general and administrative	$1,711	$1,852	$(141)	(7.6)%

•                  Share-based compensation for the nine months ended March 31, 2009 and, 2008 consisted of the amortized portion of the Black-Scholes value of options, restricted stock units and warrants granted to directors, employees and consultants.  Share-based compensation for the nine months ended March 31, 2008 also consisted of the Black-Scholes value of $384,000 of warrants extended and repriced in connection with an amendment to a financial advisory agreement entered into on February 14, 2008.  During the nine month periods ended March 31, 2009 and 2008, there were 849,420 and 1,317,300 options, restricted stock units and warrants granted to such directors, employees and consultants.

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

•                  Director fees increased due to the Company implementing a cash compensation plan for non-employee directors beginning July 1, 2008.  During the nine month period ended March 31, 2008, the non-employee directors did not receive any cash compensation.

We expect general and administrative expenses to modestly increase over the next twelve months primarily due to an increase in payroll and benefits and legal and accounting fees related to the increased regulatory environment surrounding our business.

Research and Development Expenses

	Nine Months Ended March 31,
	2009	2008	Change	%
	(in thousands, except % values)
Share-based compensation	$35	$88	$(53)	(60.2)%
Other research and development	1,589	1,131	458	40.5%
Total research and development	$1,624	$1,219	$405	33.2%

•                  Share-based compensation consists primarily of the amortized portion of Black-Scholes value of options, restricted stock units and warrants granted to research and development consultants and employees.

•                  Other research and development costs increased primarily as a result of an expansion of our human health programs, specifically our multiple myeloma research program, which was partially offset by a decrease in the cost of our research agreement with the University of Waterloo due to the strengthening of the U.S. dollar against the Canadian dollar.

The breakdown of our research and development expenses between our agricultural and human health research programs is as follows:

	Nine Months Ended March 31,
	2009	%	2008	%
	(in thousands, except % values)
Agricultural	$457	$28%	$572	47%
Human health	1,167	72%	647	53%
Total research and development	$1,624	$100%	$1,219	100%

•                  Agricultural research expenses decreased during the nine month period ended March 31, 2009 primarily as a result of a decrease in the allocation of resources from agriculture to human health at the University of Waterloo.  Human health research expenses increased during the nine month period ended March 31, 2009 primarily as a result of the multiple myeloma project.

We expect the percentage of human health research programs to continue to increase as a percentage of the total research and development expenses as we continue our current research projects and begin new human health initiatives.

Amortization of debt discount, financing costs and interest expense

During the year ended June 30, 2008, we issued $10,000,000 in convertible notes and warrants.  The net proceeds of those notes and warrants were recorded as equity.  The discount on the convertible notes is being amortized, using the effective yield method, over the term of the convertible notes.  The related costs of issuance were recorded as deferred financing costs and are being amortized on a straight line basis over the term of the convertible notes.  At March 31, 2009 there were $9,500,000 of convertible notes outstanding.  At March 31, 2008, there were $7,000,000 of convertible notes outstanding.

Interest Income, net

Interest income was lower during the nine month period ended March 31, 2009 as a result of lower interest rates during the nine month period ended March 31, 2009.

Period From Inception on July 1, 1998 through March 31, 2009

From inception of operations on July 1, 1998 through March 31, 2009, we have had revenues of $1,450,000, which consisted of the initial license fees and milestone payments in connection with our various development and license agreements.  We do not expect to generate significant revenues for approximately the next one to three years, during which time we will continue to engage in significant research and development efforts.

We have incurred losses each year since inception and have an accumulated deficit of $34,360,254 at March 31, 2009.  We expect to continue to incur losses as a result of expenditures on research and development and administrative activities.

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

The principal executive officer and principal financial officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009.  Based on this evaluation, they have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

(b)           Changes in internal controls.

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three month and nine month periods ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION.

Item 1A.  Risk Factors.

The more prominent risks and uncertainties inherent in our business are described below. However, additional risks and uncertainties may also impair our business operations.  If any of the following risks actually occur, our business, financial condition or results of operations may suffer.

Risks Related to Our Business

We have a limited operating history and have incurred substantial losses and expect to incur future losses.

We are a development stage biotechnology company with a limited operating history and limited assets and capital.  We have incurred losses each year since inception and had an accumulated deficit of $34,360,254 at March 31, 2009. We have generated minimal revenues by licensing our technology for certain crops to companies willing to share in our development costs. In addition, our technology may not be ready for commercialization for several years. We expect to continue to incur losses for the next several years because we anticipate that our expenditures on research and development, and administrative activities will significantly exceed our revenues during that period. We cannot predict when, if ever, we will become profitable.

We may need additional capital to fund our operations until we are able to generate a profit.

Our operations to date have required significant cash expenditures.  Our future capital requirements will depend on the results of our research and development activities, preclinical and clinical studies, and competitive and technological advances.

In addition, the most recent financings with YA Global Investments, L.P., referred to herein as YA Global, and Stanford Venture Capital Holdings, Inc., referred to herein as Stanford, are secured by all of our assets.  If we default under the convertible notes, the investors may foreclose on our assets and our business.  As a result, we will need to obtain more funding in the future through collaborations or other arrangements with research institutions and corporate partners, or public and private offerings of our securities, including debt or equity financing.  We may not be able to obtain adequate funds for our operations from these sources when needed or on acceptable terms. Future collaborations or similar arrangements may require us to license valuable intellectual property to, or to share substantial economic benefits with, our collaborators.  If we raise additional capital by issuing additional equity or securities convertible into equity, our stockholders may experience dilution and our share price may decline.  Any debt financing may result in restrictions on our spending.

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

•                  attempt to sell our company;

•                  cease operations; or

•                  declare bankruptcy.

We believe that at the projected rate of spending we should have sufficient cash and investments to maintain our present operations for the next 4 months as of March 31, 2009.

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

We rely on third parties to perform all of our research and development activities.  Our research and development efforts take place at the University of Waterloo in Ontario, Canada, where our technology was discovered, Mayo Clinic, the University of Virginia and with our commercial partners.  At this time, we do not have the internal capabilities to perform our research and development activities. Accordingly, the failure of third-party research partners to perform under agreements entered into with us, or our failure to renew important research agreements with these third parties, may delay or curtail our research and development efforts.

We have significant future capital needs and may be unable to raise capital when needed, which could force us to delay or reduce our research and development efforts.

As of March 31, 2009, we had cash and highly-liquid investments of $2,677,581 and working capital of $2,594,256. Using our available reserves as of March 31, 2009, we believe that we can operate according to our current business plan for the next 4 months from March 31, 2009.  To date, we have generated minimal revenues and anticipate that our operating costs will exceed any revenues generated over the next several years. Therefore, we will be required to raise additional capital in the future in order to operate in accordance with our current business plan, and this funding may not be available on favorable terms, if at all.  If we are unable to raise additional funds, we will need to do one or more of the following:

•                  delay, scale back or eliminate some or all of our research and development programs;

•                  provide a license to third parties to develop and commercialize our technology that we would otherwise seek to develop and commercialize ourselves;

•                  seek strategic alliances or business combinations;

•                  attempt to sell our company;

•                  cease operations; or

•                  declare bankruptcy.

In addition, in connection with any funding, if we need to issue more equity securities than our certificate of incorporation currently authorizes, or more than 20% of the shares of our common stock outstanding, we may need stockholder approval.  If stockholder approval is not obtained or if adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets.  Investors may experience dilution in their investment from future offerings of our common stock.  For example, if we raise additional capital by issuing equity securities, such an issuance would reduce the percentage ownership of existing stockholders.  In addition, assuming the exercise of all options and warrants outstanding and the conversion of the notes into common stock, as of March 31, 2009, we had 4,383,328 shares of common stock authorized but unissued and unreserved, which may be issued from time to time by our board of directors without stockholder approval.  The total number of shares that may be issued under the financing is subject to certain caps as more fully described in this Form 10-Q.  Furthermore, we may need to issue securities that have rights, preferences and privileges senior to our common stock.  Failure to obtain financing on acceptable terms would have a material adverse effect on our liquidity.

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

As of March 31, 2009, we have been issued nineteen (19) patents by the PTO and twenty-six (26) patents from foreign countries.  We have also filed numerous patent applications for our technology in the United States and in several foreign countries, which technology is vital to our primary business, as well as several Continuations in Part on these patent applications.  Our success depends in part upon the grant of patents from our pending patent applications.

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

Many human health and agricultural biotechnology companies are engaged in research and development activities relating to apoptosis and senescence.  The market for plant protection and yield enhancement products is intensely competitive, rapidly changing and undergoing consolidation.  We may be unable to compete successfully against our current and future competitors, which may result in price reductions, reduced margins and the inability to achieve market acceptance for products containing our technology.  Our competitors in the field of plant senescence gene technology are companies that develop and produce transgenic plants and include major international agricultural companies, specialized biotechnology companies, research and academic institutions and, potentially, our joint venture and strategic alliance partners.  These companies include: Mendel Biotechnology, Inc., Renessen LLC, Exelixis Plant Sciences, Inc., Syngenta International AG, and Eden Bioscience Corporation, among others.  Some of our competitors that are involved in apoptosis research include:  Amgen Inc.; Centocor, Inc.; Genzyme Corporation; OSI Pharmaceuticals, Inc.; Novartis AG; Introgen Therapeutics, Inc.; Genta, Inc.; and Vertex Pharmaceuticals, Inc.  Many of these competitors have substantially greater financial, marketing, sales, distribution and technical resources than us and have more experience in research and development, clinical trials, regulatory matters, manufacturing and marketing.  We anticipate increased competition in the future as new companies enter the market and new technologies become available.  Our technology may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors, which will prevent or limit our ability to generate revenues from the commercialization of our technology.

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

Certain provisions of our certificate of incorporation and by-laws could make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to stockholders.  Our certificate of incorporation authorizes our board of directors to issue, without stockholder approval, except as may be required by the rules of the NYSE Amex Exchange, 5,000,000 shares of preferred stock with voting, conversion and other rights and preferences that could adversely affect the voting power or other rights of the holders of our common stock.  Similarly, our by-laws do not restrict our board of directors from issuing preferred stock without stockholder approval.

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

Furthermore, in the event of our merger or consolidation with or into another corporation, or the sale of all or substantially all of our assets in which the successor corporation does not assume our outstanding equity awards or issue equivalent equity awards, our current equity plans require the accelerated vesting of such outstanding equity awards.

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

As of March 31, 2009, our executive officers, directors and affiliated entities together beneficially own approximately 59.7% of the outstanding shares of our common stock, assuming the exercise of options and warrants which are currently exercisable or will become exercisable within 60 days of March 31, 2009, held by these stockholders. As a result, these stockholders, acting together, will be able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders.  Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.  Stanford is one such major stockholder of the Company. In February 2009, the SEC filed a civil lawsuit accusing certain executives of Stanford of fraud and the company’s assets were subsequently placed in receivership.  It is unclear at this point, what impact, if any, the ongoing investigation of Stanford may have on the Company.

A significant portion of our total outstanding shares of common stock may be sold in the market in the near future, which could cause the market price of our common stock to drop significantly.

As of March 31, 2009, we had 19,511,199 shares of our common stock issued and outstanding, of which approximately 5,319,639 shares are registered pursuant to  registration statements on Form S-3 and the remainder of which are either eligible to be sold under SEC Rule 144 or are in the public float.  In addition, we have registered 2,632,194 shares of our common stock underlying warrants previously issued on the Form S-3 registration statement and we registered 6,137,200 shares of our common stock underlying options granted or to be granted under our stock option plan.  Consequently, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, may have a material adverse effect on our stock price.

Our common stock has a limited trading market, which could limit your ability to resell your shares of common stock at or above your purchase price.

Our common stock is quoted on the NYSE Amex Exchange and currently has a limited trading market.  The NYSE Amex Exchange requires us to meet minimum financial requirements in order to maintain our listing.  We currently believe that we meet the continued listing requirements of the NYSE Amex Exchange.  However, we cannot assure you that we will continue to meet such standards.  If we do not meet the continued listing standards, we could be delisted.  We cannot assure you that an active trading market will develop or, if developed, will be maintained.  As a result, our stockholders may find it difficult to dispose of shares of our common stock and, as a result, may suffer a loss of all or a substantial portion of their investment.

If our common stock is delisted from the NYSE Amex Exchange, we may not be able to list on any other stock exchange, and our common stock may be subject to the “penny stock” regulations, which may affect the ability of our stockholders to sell their shares.

The NYSE Amex Exchange requires us to meet minimum financial requirements in order to maintain our listing.  As of March 31, 2009, we believe that we continue to be in compliance with the NYSE Amex Exchange’s continued listing requirements.  However, if we are unable to continue to be in compliance with the continued listing requirements, it is possible that we will be delisted.  If we are delisted from the NYSE Amex Exchange, our common stock likely will become a “penny stock”.  In general, regulations of the SEC define a “penny stock” to be an equity security that is not listed on a national securities exchange or the NASDAQ Stock Market and that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  If our common stock becomes a penny stock, additional sales practice requirements would be imposed on broker-dealers that sell such securities to persons other than certain qualified investors.  For transactions involving a penny stock, unless exempt, a broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale.  In addition, the rules on penny stocks require delivery, prior to and after any penny stock transaction, of disclosures required by the SEC.

If our stock is not accepted for listing on the NYSE Amex Exchange, we will make every possible effort to have it listed on the Over the Counter Bulletin Board, or the OTC Bulletin Board.  If our common stock were to be traded on the OTC Bulletin Board, the Securities Exchange Act of 1934, as amended, and related SEC rules would impose additional sales practice requirements on broker-dealers that sell our securities.  These rules may adversely affect the ability of stockholders to sell our common stock and otherwise negatively affect the liquidity, trading market and price of our common stock.

We believe that the listing of our common stock on a recognized national trading market, such as the NYSE Amex Exchange, is an important part of our business and strategy.  Such a listing helps our stockholders by providing a readily available trading market with current quotations.  Without that, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock would likely decline.  The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded it by other parties.  In that regard, the absence of a listing on a recognized national trading market will also affect our ability to benefit from the use of our operations and expansion plans, including for use in licensing agreements, joint ventures, the development of strategic relationships and acquisitions, which are critical to our business and strategy and none of which is currently the subject of any agreement, arrangement or understanding, with respect to any future financing or strategic relationship it may undertake.  A delisting from the NYSE Amex Exchange could result in negative publicity and could negatively impact our ability to raise capital in the future.

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

As of March 31, 2009, we have granted options outside of our stock option plan to purchase 10,000 shares of our common stock and outstanding warrants to purchase 18,713,443 shares of our common stock.  In addition, as of March 31, 2009, we have reserved 10,437,884 shares of our common stock for issuance upon the exercise of options granted pursuant to our stock option plan, all of which may be granted in the future.  The exercise of these options and warrants will result in dilution to our existing stockholders and could have a material adverse effect on our stock price. In addition, any shares issued in connection with the YA Global financing or Stanford financing, as further discussed elsewhere in this Form 10-Q, can also have a dilutive effect and a possible material adverse effect on our stock price.  The conversion price of the warrants are also subject to certain anti-dilution adjustments.  The agreements with YA Global and Stanford provide for the potential issuance of up to a total of 61,833,332 shares of our common stock, of which 13,883,332 shares are included in outstanding warrants noted above.

Item 6.                                   Exhibits.

Exhibits.

Exhibit No.	Description
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350. (furnished herewith)
32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350. (furnished herewith)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENESCO TECHNOLOGIES, INC.

DATE: May 1, 2009	By:	/s/ Bruce C. Galton
Bruce C. Galton, President and Chief Executive Officer
(Principal Executive Officer)

DATE: May 1, 2009	By:	/s/ Joel Brooks
Joel Brooks, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)