Form 10-K
period 2009-06-30
SENESCO TECHNOLOGIES INC
filed 2009-09-28
CIK 1035354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ___________ to _____________

Commission file number: 001-31326

SENESCO TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1368850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

303 George Street, Suite 420, New Brunswick, New Jersey	08901
(Address of principal executive offices)	(Zip Code)

(732) 296-8400

(Registrant’s telephone number,
including area code)

None

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 par value per share.	NYSE Amex

Securities registered under Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act .   Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, in any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ((§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

As of September 15, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $7,899,030, based on the closing sales price as reported on the NYSE Amex on that date.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of September 15, 2009:

Class	Number of Shares

Common Stock, $0.01 par value	22,604,007

DOCUMENTS INCORPORATED BY REFERENCE

           As stated in Part III of this Annual Report on Form 10-K, portions of the registrant’s definitive proxy statement for the registrant’s 2009 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

TABLE OF CONTENTS

- i -

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

Certain preclinical human health results to date include:

•
Performing efficacy, toxicological and dose-finding studies in mice for our potential multiple myeloma drug candidate, SNS-01.  SNS-01 is a nano-encapsulated combination therapy of Factor 5A and an siRNA against Factor 5A.  Our efficacy study in severe combined immune-deficient mice with subcutaneous human multiple myeloma tumors tested SNS-01 dosages ranging from 0.15 mg/kg to 1.5 mg/kg.  In these studies, mice treated with a dose of either 0.75 mg/kg or 1.5 mg/kg both showed a 91% reduction in tumor volume and a decrease in tumor weight of 87% and 95%, respectively.  For mice that received smaller doses of either 0.38 mg/kg or 0.15 mg/kg, there was also a reduction in tumor volume (73% and 61%, respectively) and weight (74% and 36%, respectively).  All of the treated mice, regardless of dose, survived.  This therapeutic dose range study provided the basis for an 8-day maximum tolerated dose study in which normal mice received two intravenous doses of increasing amounts of SNS-01 (from 2.2 mg/kg).  Body weight, organ weight and serum levels of liver enzymes were used as clinical indices to assess toxicity.  A dose between 2.2 mg/kg and 2.9 mg/kg was well tolerated with respect to these clinical indices, and the survival rate at 2.9 mg/kg was 80%.  Those mice receiving above 2.9 mg/kg of SNS-01 showed evidence of morbidity and up to 80% mortality.  The 2.9 mg/kg threshold, twice the upper end of the proposed therapeutic dose range, was therefore determined to be the maximum tolerated dose in mice.

•	demonstrated significant tumor regression and diminished rate of tumor growth of multiple myeloma tumors in SCID mice treated with Factor 5A technology encapsulated in nanoparticles;

•	increased median survival by approximately 250% in a tumor model of mice injected with melanoma cancer cells;

•	induced apoptosis in both human cancer cell lines derived from tumors and in lung tumors in mice;

•	induced apoptosis of cancer cells in a human multiple myeloma cell line in the presence of IL-6;

•	measured VEGF reduction in mouse lung tumors as a result of treatment with our genes;

•	decreased ICAM and activation of NFkB in cancer cells employing siRNA against Factor 5A;

•
increased the survival rate in H1N1 mouse influenza survival studies from 14% in untreated mice to 52% in mice treated with our siRNA against Factor 5A.  Additionally, the treated mice reversed the weight loss typically seen in infected mice and had other reduced indicators of disease severity as measured by blood glucose and liver enzymes.

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

Inhibiting Apoptosis

Our preclinical studies indicate that down-regulation of our proprietary Factor 5A gene may have potential application as a means for controlling the effects of a broad range of diseases that are attributable to premature cell death, ischemia, or inflammation. Such inflammatory diseases include glaucoma, heart disease, and other certain inflammatory diseases such as Crohn’s disease, sepsis and diabetic retinopathy.  We have performed preclinical research of certain inflammatory diseases. Using small inhibitory RNA’s, or siRNA’s, against Factor 5A to inhibit its expression, the results of our studies have indicated a reduction in pro-inflammatory cytokine formation and the formation of receptors for LPS, interferon-gamma and TNF-alpha.  Our studies have also indicated that by inhibiting Factor 5A, iNOS, MAPK, NFkB, JAK1 and ICAM are downregulated, which decreases the inflammatory cytokines formed through these pathways. Additionally, a mouse study has indicated that our siRNA is comparable to a steroid and to a prescription anti-TNF drug in its ability to reduce cytokine response to LPS.  Other mouse studies have also indicated that the siRNA against Factor 5A (i) protects thymocyte cells from apoptosis and decreases formation of MPO, TNF-a, MIP-1alpha, and IL-1 in the lungs of mice challenged with LPS and (ii) increases the survival rate in which sepsis was induced by a lethal injection of LPS and (iii) reduces blood serum levels of inflammatory proteins, such as IL-1, IL-2, IL-6, IL-12, TNF-a, IFNg and MIP-1alpha, while not effecting IL-10, an anti-inflammatory cytokine.  Other experiments utilizing siRNA to Factor 5A include inhibition of or apoptosis during the processing of mouse pancreatic beta islet cells for transplantation, the inhibition of early inflammatory changes associated with type-1 diabetes in an in-vivo rat model.

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

Human Health Research Program

Our human health research program, which has consisted of pre-clinical in-vitro and in-vivo experiments designed to assess the role and method of action of the Factor 5A genes in human diseases, is being performed by approximately eleven (11) third party researchers, at our direction, at  Mayo Clinic, the University of Virginia and the University of Waterloo.

Our research and development expenses incurred on human health applications were approximately 74% of our total research and development expenses for the year ended June 30, 2009.  Our research and development expenses incurred on human health applications were approximately 56% of our total research and development expenses for the year ended June 30, 2008.  Since inception, the proportion of our research and development expenses on human health applications has increased, as compared to our research and development expenses on agricultural applications.  This change is primarily due to the fact that our research focus on human health has increased and some of our research costs for plant applications have shifted to our license partners.

Our planned future pre-clinical research and development initiatives for human health include:

•
Multiple Myeloma.  Our objective is to advance our technology for the potential treatment of multiple myeloma with the goal of initiating a clinical trial.  In connection with the potential clinical trial, we have engaged a clinical research organization, or CRO, to assist us through the process.  We have also determined the delivery system for our technology, contracted for the supply of pharmaceutical grade materials to be used in toxicology and human studies, performed certain toxicology studies, and have contracted with a third party laboratory to conduct additional toxicology studies.  Together with the assistance of our CRO, we will have additional toxicology studies performed with the goal of filing an investigational new drug application, or IND application, with the U.S. Food and Drug Administration, or FDA, for their review and consideration in order to initiate a clinical trial.  Assuming that we have adequate funding, we estimate that it will take approximately fifteen (15) months from June 30, 2009 to complete these objectives.

•
Lung Inflammation.  A mouse model system has been conducted to illustrate the siRNA to Factor 5A’s ability to reduce morbidity and mortality of lung inflammation caused by the up-regulation of pro-inflammatory cytokines induced by a pathogen.

•	Other. We may continue to look at other disease states in order to determine the role of Factor 5A.

In order to pursue the above research initiatives, as well as other research initiatives that may arise, we recently completed private placements of $1.7 million of common stock and warrants.  It will be necessary for us to raise a significant amount of additional working capital in the near future to continue to pursue some of the above initiatives as well as new initiatives, if any.  If we are unable to raise the necessary funds, we may be required to significantly curtail the future development of some of our research initiatives and we will be unable to pursue other possible research initiatives.

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

There are many large companies and development stage companies working in the field of apoptosis research including: Amgen Inc., Centocor, Inc., Genzyme Corporation, OSI Pharmaceuticals, Inc., Novartis AG, Introgen Therapeutics, Inc., Genta, Incorporated., and Vertex Pharmaceuticals, Inc., amongst others.

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

We have licensed this technology to various strategic partners and have entered into a joint venture. We may continue to license this technology, as opportunities present themselves, to additional strategic partners and/or enter into additional joint ventures.  Our commercial partners have licensed our technology for use in turfgrass, canola, corn, soybean, cotton, banana, alfalfa, rice and certain species of trees and bedding plants, and we have obtained proof of concept for enhanced post harvest shelf life, seed yield, biomass, and resistance to disease in several of these plant species.

We have ongoing field trials of certain trees and bananas with our respective partners.  The initial field trials conducted with ArborGen over a three year period in certain species of trees have concluded and the trees have been harvested for wood quality assessment.  Preliminary data from our joint field trials show significantly enhanced growth rates in some of the trees relative to controls.  Selected trees from the field trials were harvested and their wood chemistry and density was assessed.  There were no differences in key economic characteristics of wood, such a lignin, cellulose and specific gravity, between the trees with the enhanced growth attributes and untreated control trees, which indicates that the faster growth does not result in lower wood quality.  Additional field trials for enhanced growth rates and other traits are currently being performed with ArborGen.

To date, banana field trials have indicated that our technology extends the shelf life of banana fruit by 100%.  In addition to the post harvest shelf life benefits, an additional field trial generated encouraging disease tolerance data specific to Black Sigatoka (Black Leaf Streak Disease), for banana plants. Additional field trials for banana plants are ongoing for the combined traits of disease resistance and shelf life extension.

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

Agricultural Development and License Agreements

Through September 15, 2009, we have entered into eight (8) license agreements and one (1) joint collaboration with established agricultural biotechnology companies or, in the case of Poet, as more fully described below, an established ethanol company, as follows:

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

•
In October 2005, we entered into an agreement with Poet to license our proprietary gene technology to Poet to improve aspects of Poet’s ethanol production capabilities.  We are currently revising our work plan to incorporate our technology into those aspects of Poet's ethanol production.  We will receive an annual payment for each Poet facility that incorporates our technology.  If Poet incorporates our technology into each of its facilities, we would be entitled to receive an annual payment in excess of $1,000,000.

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

In December 2008, the Development and License Agreement with the Harris Moran Seed Company, or Harris Moran, was terminated by mutual agreement due to the corporate restructuring of Harris Moran.  Harris Moran has reported that its parent company, Limagrain, restructured its vegetable seed operations and that Harris Moran will now be part of a new business unit with Clause (France) and Marco Polo (Thailand).  This restructuring has resulted in a consolidation of research and development efforts amongst Harris Moran and its sister companies that will not encompass our technology.  Harris Moran made us aware of this shift in research and development focus and presented us with a letter on December 1, 2008 formally ending the relationship through the mutual agreement of the parties.  Pursuant to the terms of the Development and License Agreement, all rights to use our technology in lettuce and melon revert to us.

Joint Venture

On May 14, 1999, we entered into an agreement with Rahan Meristem Ltd., or Rahan Meristem, an Israeli company engaged in the worldwide export marketing of banana germplasm, referred to herein as the Rahan Joint Venture.  In general, bananas are grown either for local domestic consumption or grown for export.  According to the Food and Agriculture Organization of the United Nations, there were approximately 16 million metric tons of bananas exported in 2004.  The level of production equates to the fruit of approximately 480 million banana plants.  A percentage of these plants are replaced each year with new banana seedlings. Rahan Meristem accounts for approximately 10% of the worldwide export of enhanced banana seedlings.

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

The discoverer of our technology, John E. Thompson, Ph.D., is the Associate Vice President, Research and former Dean of Science at the University of Waterloo in Ontario, Canada, and is our Executive Vice President and Chief Scientific Officer.  Dr. Thompson is also one of our directors and owns 2.9% of the outstanding shares of our common stock, $0.01 par value, as of June 30, 2009.  On September 1, 1998, we entered into, and have extended through August 31, 2010, a research and development agreement with the University of Waterloo and Dr. Thompson as the principal inventor.  The Research and Development Agreement provides that the University of Waterloo will perform research and development under our direction, and we will pay for the cost of this work and make certain payments to the University of Waterloo.  In return for payments made under the Research and Development Agreements, we have all rights to the intellectual property derived from the research.

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

Employees

In addition to the eleven (11) scientists performing funded research for us at Mayo Clinic, the University of Virginia, and the University of Waterloo, we have five (5) employees and one (1) consultant, four (4) of whom are executive officers and who are involved in our management.   We do not anticipate hiring any additional employees over the next twelve months.

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

Safe Harbor Statement

The statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  In particular, our statements regarding the anticipated growth in the markets for our technologies, the continued advancement of our research, the approval of our patent applications, the possibility of governmental approval in order to sell or offer for sale to the general public a genetically engineered plant or plant product, the successful implementation of our commercialization strategy, including the success of the ArborGen Agreement, the Cal/West License, The Scotts License, the Broin License, the Bayer Licenses, the Monsanto License, and the Research and Development Agreements, the successful implementation of the Rahan Joint Venture, statements relating to our patent applications, the anticipated long term growth of our business, the results of our preclinical studies, if any, our ability to comply with the continued listing standards of the NYSE Amex,  and the timing of the projects and trends in future operating performance are examples of such forward-looking statements.  The forward-looking statements include risks and uncertainties, including, but not limited to,our limited operating history, our  need for additional capital to fund our operations until we are able to generate a profit,  the current economic environment, our dependence on a single principal technology, our outsourcing of our research and development activities, our  significant future capital needs, our dependence on our patents and proprietary rights and the enforcement of these rights, the potential for our competitors to allege that we are infringing upon their intellectual property rights, the potential that our technology infringes the intellectual property of our competitors or other third parties, the potential that our security measures may not adequately protect our unpatented technology, potential difficulty in managing our growth and expanding our operations, our lack of marketing or sales history and dependence on third-party marketing partners, our potential future dependence on joint ventures and strategic alliances to develop and market our technology, the intense competition in the human health and agricultural biotechnology industries, the various government regulations that our business is subject to, the potential that our preclinical studies and clinical trials of our human health applications may be unsuccessful, any inability to license from third parties their proprietary technologies or processes which we use in connection with the development of our technology, the length, expense and uncertainty associated with  clinical trials for our human health technology, the potential that, even if we receive regulatory approval, consumers may not accept products containing our technology, our dependence on key personnel, the potential that certain provisions of our charter, by-laws and Delaware law could make a takeover difficult, increasing political and social turmoil, the potential that our management and other affiliates, due to their significant control of our common stock ability to significantly influence our actions,  the potential that a significant portion of our total outstanding shares of common stock may be sold in the market in the near future, the limited trading market of our common stock, the potential that our common stock may be delisted from the NYSE Amex Exchange, fluctuations in the market price of our common stock, our dividend policy and potential for our stockholders to be diluted.

ITEM 1A:         Factors That May Affect Our Business, Future Operating Results and Financial Condition

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

We are a development stage biotechnology company with a limited operating history and limited assets and capital.  We have incurred losses each year since inception and had an accumulated deficit of $35,949,899 at June 30, 2009. We have generated minimal revenues by licensing our technology for certain crops to companies willing to share in our development costs. In addition, our technology may not be ready for commercialization for several years. We expect to continue to incur losses for the next several years because we anticipate that our expenditures on research and development, and administrative activities will significantly exceed our revenues during that period. We cannot predict when, if ever, we will become profitable.

We may need additional capital to fund our operations until we are able to generate a profit.

Our operations to date have required significant cash expenditures.  Our future capital requirements will depend on the results of our research and development activities, preclinical and clinical studies, and competitive and technological advances.

In addition, the financings with YA Global Investments, L.P., referred to herein as YA Global, and Stanford Venture Capital Holdings, Inc., referred to herein as Stanford, are secured by all of our assets.  If we default under the convertible notes, the investors may foreclose on our assets and our business.  As a result, we will need to obtain more funding in the future through collaborations or other arrangements with research institutions and corporate partners, or public and private offerings of our securities, including debt or equity financing.  We may not be able to obtain adequate funds for our operations from these sources when needed or on acceptable terms. Future collaborations or similar arrangements may require us to license valuable intellectual property to, or to share substantial economic benefits with, our collaborators.  If we raise additional capital by issuing additional equity or securities convertible into equity, our stockholders may experience dilution and our share price may decline.  Any debt financing may result in restrictions on our spending.

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

We believe that at the projected rate of spending, and with the proceeds from the private placement completed in July 2009 and the proceeds from the proposed private placements pending NYSE AMEX approval, as of June 30, 2009, we should have sufficient cash and investments to maintain our present operations for the next six(6) months as of June 30, 2009.

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

As of June 30, 2009, we had cash and highly-liquid investments of $1,430,569 and working capital of $1,259,300. In July 2009, we received aggregate net proceeds of approximately $900,000 from a private placement of our equity securities and entered into securities purchase agreements for an additional $725,000 of net proceeds from other private placement of our equity securities.  The securities purchase agreements for the additional $725,000 of net proceeds is subject to NYSE AMEX approval before we may receive such net proceeds.  Using our available reserves as of June 30, 2009 and the net proceeds from the private equity financings, we believe that we can operate according to our current business plan for the next six (6) months from June 30, 2009.  To date, we have generated minimal revenues and anticipate that our operating costs will exceed any revenues generated over the next several years. Therefore, we will be required to raise additional capital in the future in order to operate in accordance with our current business plan, and this funding may not be available on favorable terms, if at all.  If we are unable to raise additional funds, we will need to do one or more of the following:

•	delay, scale back or eliminate some or all of our research and development programs;

•	provide a license to third parties to develop and commercialize our technology that we would otherwise seek to develop and commercialize ourselves;

•	seek strategic alliances or business combinations;

•	attempt to sell our company;

•	cease operations; or

•	declare bankruptcy.

In addition, in connection with any funding, if we need to issue more equity securities than our certificate of incorporation currently authorizes, or more than 20% of the shares of our common stock outstanding, we may need stockholder approval.  If stockholder approval is not obtained or if adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets.  Investors may experience dilution in their investment from future offerings of our common stock.  For example, if we raise additional capital by issuing equity securities, such an issuance would reduce the percentage ownership of existing stockholders.  In addition, assuming the exercise of all options and warrants outstanding and the conversion of the notes into common stock, as of June 30, 2009, we had 4,383,328 shares of common stock authorized but unissued and unreserved, which may be issued from time to time by our board of directors without stockholder approval.  In connection with our private placement of equity securities, in July 2009, we issued an aggregate of an additional 1,055,555 shares of common stock and warrants to purchase 2,902,778 shares of common stock. Therefore, assuming the exercise of all options and warrants granted as of July 2009, we had 424,995 shares of common stock authorized but unissued, which may be issued from time to time by our board of directors without stockholder approval. Furthermore, we may need to issue securities that have rights, preferences and privileges senior to our common stock.  Failure to obtain financing on acceptable terms would have a material adverse effect on our liquidity.

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

As of June 30, 2009, we have been issued nineteen (19) patents by the PTO and twenty-six (26) patents from foreign countries.  We have also filed numerous patent applications for our technology in the United States and in several foreign countries, which technology is vital to our primary business, as well as several Continuations in Part on these patent applications.  Our success depends in part upon the grant of patents from our pending patent applications.

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

As of June 30, 2009, our executive officers, directors and affiliated entities together beneficially own approximately 59.7% of the outstanding shares of our common stock, assuming the exercise of options and warrants which are currently exercisable or will become exercisable within 60 days of June 30, 2009, held by these stockholders. As of July 9, 2009, upon the closing of our private placement of equity securities, our executive officers, directors and affiliated entities together beneficially own approximately 57.9% of the outstanding shares of our common stock, assuming the exercise of options and warrants which are currently exercisable or will become exercisable within 60 days of July 9, 2009, held by these stockholders.  As a result, these stockholders, acting together, will be able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders.  Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.  Stanford is one such major stockholder of the Company.

In February 2009, the SEC filed a civil lawsuit accusing certain executives of Stanford of fraud and the company's assets were subsequently placed in receivership.  It is unclear at this point, what impact, if any, the ongoing investigation of Stanford may have on the Company.

A significant portion of our total outstanding shares of common stock may be sold in the market in the near future, which could cause the market price of our common stock to drop significantly.

As of June 30, 2009, we had 19,812,041 shares of our common stock issued and outstanding, of which approximately 5,319,639 shares are registered pursuant to  registration statements on Form S-3 and the remainder of which are either eligible to be sold under SEC Rule 144 or are in the public float.  In addition, we have registered 2,632,194 shares of our common stock underlying warrants previously issued on the Form S-3 registration statement and we registered 6,137,200 shares of our common stock underlying options granted or to be granted under our stock option plan.  As of July 9, 2009, upon closing of our private placement of equity securities and the exercise of warrants on July 14, 2009, we had 21,817,596 shares of our common stock issued and outstanding.  Consequently, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, may have a material adverse effect on our stock price.

Our common stock has a limited trading market, which could limit your ability to resell your shares of common stock at or above your purchase price.

Our common stock is quoted on the NYSE Amex Exchange and currently has a limited trading market.  The NYSE Amex Exchange requires us to meet minimum financial requirements in order to maintain our listing.  We currently do not believe that we meet the continued listing requirements of the NYSE Amex Exchange.  If we do not meet the continued listing standards, we could be delisted.  We cannot assure you that an active trading market will develop or, if developed, will be maintained.  As a result, our stockholders may find it difficult to dispose of shares of our common stock and, as a result, may suffer a loss of all or a substantial portion of their investment.

If our common stock is delisted from the NYSE Amex Exchange, we may not be able to list on any other stock exchange, and our common stock may be subject to the “penny stock” regulations, which may affect the ability of our stockholders to sell their shares.

The NYSE Amex Exchange requires us to meet minimum financial requirements in order to maintain our listing.  Currently, we do not believe that we meet the $6,000,000 minimum net worth continued listing requirement of the NYSE AMEX Exchange.  We have not yet received a notice of noncompliance from the NYSE AMEX Exchange.  If we do receive a notice of noncompliance, we plan to submit a plan to the NYSE AMEX Exchange discussing how we intend to regain compliance with the continued listing requirements.  If the NYSE AMEX does not accept our plan or we are unable to execute on the plan, it is possible that we will be delisted.    If we are delisted from the NYSE Amex Exchange, our common stock likely will become a “penny stock”.  In general, regulations of the SEC define a “penny stock” to be an equity security that is not listed on a national securities exchange or the NASDAQ Stock Market and that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  If our common stock becomes a penny stock, additional sales practice requirements would be imposed on broker-dealers that sell such securities to persons other than certain qualified investors.  For transactions involving a penny stock, unless exempt, a broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale.  In addition, the rules on penny stocks require delivery, prior to and after any penny stock transaction, of disclosures required by the SEC.

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

As of June 30, 2009, we have granted options outside of our stock option plan to purchase 10,000 shares of our common stock and outstanding warrants to purchase 18,713,443 shares of our common stock.  In addition, as of June 30, 2009, we have reserved 9,437,884 shares of our common stock for issuance upon the exercise of options granted or available to be granted pursuant to our stock option plan, all of which may be granted in the future.  The exercise of these options and warrants will result in dilution to our existing stockholders and could have a material adverse effect on our stock price. In addition, any shares issued in connection with the YA Global financing or Stanford financing, as further discussed elsewhere in this Form 10-Q, can also have a dilutive effect and a possible material adverse effect on our stock price.  The conversion price of the warrants are also subject to certain anti-dilution adjustments.  The agreements with YA Global and Stanford provide for the potential issuance of up to a total of 61,833,332 shares of our common stock, of which 13,883,332 shares are included in outstanding warrants noted above.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We lease office space in New Brunswick, New Jersey for a current monthly rental fee of $6,612, subject to certain escalations for our proportionate share of increases, over the base year of 2001, in the building's operating costs.  The monthly rental fee will continue to increase by one percent each year through the expiration date of the lease.  The lease expires in May 2011.  The space is in good condition, and we believe it will adequately serve as our headquarters over the term of the lease.  We also believe that this office space is adequately insured by the lessor.

Item 3.	Legal Proceedings.

We are not currently a party to any legal proceedings; however, we may become involved in various claims and legal actions arising in the ordinary course of business.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder
Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the NYSE Amex Exchange under the symbol SNT.

The following table sets forth the range of the high and low sales price for our common stock for each of the quarters since the quarter ended September 30, 2007, as reported on the NYSE Amex Exchange.

Quarter Ended	Common Stock
	High	Low

September 30, 2007	$1.25	$0.78
December 31, 2007	$1.05	$0.38
March 31, 2008	$1.28	$0.29
June 30, 2008	$1.99	$1.00
September 30, 2008	$1.81	$0.88
December 31, 2008	$1.25	$0.50
March 31, 2009	$0.87	$0.33
June 30, 2009	$0.97	$0.43

As of September 15, 2009, the approximate number of holders of record of our common stock was 240.  This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

We have neither paid nor declared dividends on our common stock since our inception and we do not plan to pay dividends on our common stock in the foreseeable future. We expect that any earnings, which we may realize, will be retained to finance the growth of our company.

The following table provides information about the securities authorized for issuance under our equity compensation plans as of June 30, 2009.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights and restricted stock units		Weighted-average exercise price of outstanding options, warrants and rights and restricted stock units	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	4,550,412	(1)	$1.70	5,887,472	(2)

Equity compensation plans not approved by security holders	—		—	—

Total	4,550,412	(1)	$1.70	5,887,472	(2)

_____________________

(1)      Issued pursuant to our 1998 Stock Plan and 2008 Stock Plan.

(2)      Available for future issuance pursuant to our 2008 Stock Plan.

RECENT SALES OF UNREGISTERED SECURITIES

Transaction with Partlet Holdings

On July 9, 2009, we entered into a Securities Purchase Agreement, referred to herein as the Partlet Securities Purchase Agreement, with Partlet Holdings Ltd., which is an accredited investor, pursuant to which we will issue and sell up to an aggregate of 1,111,111 shares, referred to herein as the Shares, of our common stock at $0.90 per share and each of a Series A warrant, referred to herein as the Partlet Series A Warrant, and a Series B warrant, referred to herein as the Partlet Series B Warrant, (collectively the Partlet Series A Warrant and Partlet Series B Warrant shall be referred to herein as the Partlet Warrants).

The Partlet Series A Warrant entitles the holder to purchase 1,000,000 shares of our common stock at $0.01 per warrant share.  The Partlet Series A Warrant has a term of seven years and is exercisable immediately after the date of grant.

The Partlet Series B Warrant entitles the holder to purchase 2,055,555 shares of our common stock at $0.60 per warrant share.  The Partlet Series B Warrant has a term of seven years and is not exercisable until after the six-month anniversary after the date of grant.

On July 9, 2009, we closed on $950,000 of aggregate proceeds of the private placement and, on that date, issued (i) a total of 1,055,555 Shares (ii) a Partlet Series A Warrant to purchase 950,000 shares of our common stock and (iii) a Partlet Series B Warrant to purchase 1,952,778 shares of our common stock.  On September 22, 2009 we received stockholder approval to close on the remaining $50,000 in proceeds and will close on that amount upon receiving approval from the NYSE Amex Exchange.

Transaction with Each of Robert and Tim Forbes

On July 29, 2009, we entered into a Securities Purchase Agreement, referred to herein as the Forbes Securities Purchase Agreement, with each of Robert Forbes and Timothy Forbes, each of whom is an accredited investor, pursuant to which, subject to stockholder approval, it is anticipated that we will issue and sell an aggregate of 444,444 shares of common stock at $0.90, referred to herein as the Shares, per share and each of a Series A warrant, referred to herein as the Forbes Series A Warrants, and a Series B warrant, referred to herein as the Forbes Series B Warrants.  Each of Robert Forbes and Timothy Forbes are the brothers of Christopher Forbes who is a director of Senesco.  Mr. Christopher Forbes will not be deemed to be the beneficial owner of, nor will he have a pecuniary interest in the Shares or Warrants issued to his brothers.

The Forbes Series A Warrants entitle the holders to purchase, in the aggregate, up to 400,000 shares of our common stock at $0.01 per warrant share.  The Forbes Series A Warrants have a term of seven years and are exercisable immediately after the date of grant.

The Forbes Series B Warrants entitle the holders to purchase, in the aggregate, up to 405,556 shares of our common stock at $0.60 per warrant share.  The Forbes Series B Warrants have a term of seven years and are not exercisable until after the six-month anniversary after the date of grant.

On September 22, 2009 we received stockholder approval to close on the Forbes Securities Purchase Agreements and will close on the Forbes Securities Purchase Agreements upon receiving approval from the NYSE Amex Exchange.

Transaction with Insiders and Affiliates

On July 29, 2009, we entered into a Securities Purchase Agreement, referred to herein as the Affiliate’s Securities Purchase Agreement with each of Harlan W. Waksal, M.D., Rudolf Stalder, Christopher Forbes, David Rector, John N. Braca, Jack Van Hulst, Warren Isabelle and the Thomas C. Quick Charitable Foundation, referred to herein as the Affiliate Investors. each of whom is an accredited investor, pursuant to which, subject to stockholder approval, it is anticipated that we will issue and sell an aggregate of 144,444 Shares of our common stock at $0.90 per share and each of a Series A warrant, referred to herein as the Affiliate’s Series A Warrants, and a Series B warrant, referred to herein as the Affiliate’s Series B Warrants.  Each of Harlan W. Waksal, M.D., Rudolf Stalder, Christopher Forbes, David Rector, John N. Braca, Jack Van Hulst and Warren Isabelle serve on the Company’s board.  The Thomas C. Quick Charitable Foundation is an affiliate of our board member Thomas C. Quick.

The Affiliate’s Series A Warrants entitle the holders to purchase in the aggregate, up to 130,000 shares of our common stock at $0.01 per warrant share.  The Affiliates Series A Warrants have a term of seven years and are exercisable immediately after the date of grant.

The Affiliate’s Series B Warrants entitle the holders to purchase, in the aggregate, up to 131,807 shares of our common stock at $0.60 per warrant share.  The Affiliate’s Series B Warrants have a term of seven years and are not exercisable until after the six-month anniversary after the date of grant.

On September 22, 2009 we received stockholder approval to close on the Affiliate’s Securities Purchase Agreements and will close on the Affiliates Securities Purchase Agreements upon receiving approval from the NYSE Amex Exchange.

Transaction with Cato Research Ltd.

On July 29, 2009, we entered into a Securities Agreement with Cato Holding Company, referred to herein as Cato, who is an accredited investor, pursuant to which, subject to stockholder approval, it is anticipated that we will issue an aggregate of 194,444 Shares of the Company’s common stock at $0.90 per share and each of a Series A warrant, referred to herein as the Cato Series A Warrant, and a Series B warrant, referred to herein as the Cato Series B Warrant.  The Shares will be issued to Cato in exchange for amounts currently owed by us to Cato Research Ltd. in the amount of $175,000.  Cato Research Ltd. is an affiliate of Cato.

The Cato Series A Warrant entitles the holder to purchase in the aggregate, up to 175,000 shares of our common stock at $0.01 per warrant share.  The Cato Series A Warrant has a term of seven years and is exercisable immediately after the date of grant.

The Cato Series B Warrant entitles the holder to purchase, in the aggregate, up to 177,431 shares of our common stock at $0.60 per warrant share.  The Cato Series B Warrant has a term of seven years and is not exercisable until after the six-month anniversary after the date of grant.

The foregoing proceeds cannot be closed upon until we receive approval for the transactions from the NYSE AMEX Exchange and comply with other customary closing conditions.  Assuming all of the proceeds of the private placements can be closed upon, we anticipate that we will receive gross proceeds equal to $705,000.

Transactions with YA Global and Stanford

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

Specifics of YA Global Financing

Pursuant to the YA Global Securities Purchase Agreement, we have issued three convertible notes in the aggregate amount of $5,000,000 and two Series A warrants in the amount of 1,387,500 shares each on September 21, 2007 and October 16, 2007 and a Series B warrant in the amount of 2,775,000 shares on December 20, 2007.  Through September 22, 2009, YA Global has converted $1,198,400 of the convertible notes into 2,310,844 shares of our common stock.

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

We plan to use the proceeds of the foregoing financings for funding our research and development and for general corporate purposes.

PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the NYSE Amex Market Value (U.S.) Index and the RDG Microcap Biotechnology Index for the period beginning July 1, 2004 and ending on the last day of our last completed fiscal year. The stock performance shown on the graph below is not indicative of future price performance.

	7/1/04	6/30/05	6/30/06	6/30/07	6/30/08	6/30/09

Senesco Technologies, Inc.	$100.00	$56.83	$60.32	$36.51	$58.73	$26.35
NYSE Amex Composite Index	$100.00	$131.88	$164.58	$205.93	$204.46	$151.95
RDG Microcap Biotechnology Index	$100.00	$76.14	$62.90	$42.63	$22.12	$15.62

The information in the performance graph is not deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

Item 6.Selected Financial Data.

The following Selected Financial Data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10-K.

SELECTED FINANCIAL DATA

	Year Ended June 30,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$275	$457	$300	$67	$125
Operating expenses:
General and administrative	2,206	2,291	2,413	1,920	2,030
Research and development	2,354	1,765	1,208	1,566	1,417
Total operating expenses	4,560	4,056	3,621	3,486	3,447
Loss from operations	(4,285)	(3,599)	(3,321)	(3,419)	(3,322)
Noncash income	-	-	-	-	136
Sale of state income tax loss - net	-	-	-	-	153
Amortization of debt discount and financing costs	(478)	(668)	-	-	-
Interest expense – convertible notes	(1,007)	(434)	-	-	-
Interest income, net	43	100	69	104	54
Net loss	$(5,727)	$(4,601)	$(3,252)	$(3,315)	$(2,979)
Basic and diluted net loss per common share	$(.30)	$(.26)	$(.19)	$(.21)	$(.21)
Basic and diluted weighted average number of common shares outstanding	18,888	17,660	16,917	15,469	14,054

Balance Sheet Data:
Cash, cash equivalents and investments	$1,431	$6,176	$658	$1,168	$4,481
Working capital	1,259	5,673	259	859	3,959
Total assets	7,122	10,643	3,322	3,535	6,113
Accumulated deficit	(35,950)	(30,223)	(25,622)	(22,370)	(19,055)
Total stockholders’ equity	5,668	9,836	2,690	2,952	5,590

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a development stage company.  We do not expect to generate significant revenues for approximately the next one to three years, during which time we will engage in significant research and development efforts.  However, we have eight active agricultural license agreements to develop and commercialize our technology in corn, soy, cotton, rice, canola,  trees, alfalfa, bedding plants, turf grass, and ethanol.  Seven of the licenses provide for upfront payments, milestone payments and royalty payments to us upon commercial introduction.  The ethanol license provides for annual payments for each of the licensee’s ethanol production facilities that incorporates our technology.  We also have entered into a joint venture to develop and commercialize our technology in banana plants.  In connection with the joint venture, we will receive 50% of the profits from the sale of enhanced banana plants.

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

Our primary human health initiative is to advance our technology for the potential treatment of multiple myeloma with the goal of initiating a clinical trial.  In connection with the potential clinical trial, we have engaged a CRO to assist us through the process.  We have also determined the delivery system for our technology, contracted for the supply of pharmaceutical grade materials to be used in toxicology and human studies and have contracted with a third party laboratory to conduct toxicology studies,  Together with the assistance of our CRO, we will have the toxicology studies performed with the goal of filing an investigational new drug application, or IND application, with the U.S. Food and Drug Administration, or FDA, for the review and consideration in order to initiate a clinical trial.  We estimate that it will take approximately fifteen (15) months from June 30, 2009 to complete these objectives.

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

Valuation Allowances and Carrying Values

We have recorded valuation allowances against our entire deferred tax assets of $11,520,000 at June 30, 2009 and $9,152,000 at June 30, 2008.  The valuation allowances relate primarily to the net operating loss carryforward deferred tax asset where the tax benefit of such asset is not assured.

As of June 30, 2009 and 2008, we have determined that the estimated future discounted cash flows related to our patent applications will be sufficient to recover their carrying value.

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

Convertible Notes

During the year ended June 30, 2008, we issued convertible notes and warrants for gross proceeds in the amount of $10,000,000.  The proceeds have been allocated between convertible notes and warrants based upon their fair values, whereby the fair value of the warrants have been determined using the Black-Scholes model.  The remaining amounts were allocated to the beneficial conversion feature based upon the effective conversion price compared to the fair value of the common stock on the date of issuance of the convertible notes and warrants.  As such, all of the proceeds of the convertible notes and warrants were recorded as equity.  The convertible notes are being amortized to interest expense using the effective yield method over the term of the notes.

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

Liquidity and Capital Resources

Overview

As of June 30, 2009, our cash balance and investments totaled $1,430,569, and we had working capital of $1,259,300.  In addition, upon the closing of our private equity financing on July 9, 2009, we received aggregate net proceeds of approximately $900,000. As of June 30, 2009, we had a federal tax loss carryforward of approximately $25,582,000 and a state tax loss carry-forward of approximately $19,219,000 to offset future taxable income. We cannot assure you that we will be able to take advantage of any or all of such tax loss carryforwards, if at all, in future fiscal years.

Contractual Obligations

The following table lists our cash contractual obligations as of June 30, 2009:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Research and Development Agreements (1)	$1,702,050	$1,702,050	$—	$—	$—
Facility, Rent and Operating Leases (2)	$152,989	$79,420	$73,569	$—	$—
Employment, Consulting and Scientific Advisory Board Agreements (3)	$531,970	$519,264	$12,706	$—	$—
Total Contractual Cash Obligations	$2,387,009	$2,300,734	$86,275	$—	$—

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

Effective September 1, 2009, we extended our research and development agreement with the University of Waterloo for an additional one-year period through August 31, 2010, in the amount of CAD $650,400 or approximately USD $650,400, which is not included in the above table of contractual obligations. Research and development expenses under this agreement aggregated $653,104 for the year ended June 30, 2009 and USD $730,960 for the year ended June 30, 2008 and USD $5,280,368 for the cumulative period from inception through June 30, 2009. Total research and development expenses aggregated $2,353,962 for the year ended June 30, 2009 and $1,764,426 for the year ended June 30, 2008 and $12,311,557 for the cumulative period from inception through June 30, 2009.

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

Financing

As discussed in Part II, Item 5, Recent Sales of Unregistered Securities, in this Annual Report on Form 10-K:

•	On July 9, 2009, we entered into a Securities Purchase Agreement with Partlet Holdings Ltd., for the issuance of common stock and warrants for gross proceeds of $1,000,000.
•
On July 29, 2009, we entered into Securities Purchase Agreements with each of Robert Forbes, Timothy Forbes and certain insiders and affiliates for the issuance of common stock and warrants for an aggregate gross proceeds of $530,000.

•
On July 29, 2009, we entered into a Securities Purchase Agreement with Cato Holding Company for the issuance of common stock and warrants in exchange for amounts currently owed by us to Cato Research Ltd in the amount of $175,000.

•
On August 1, 2007 and August 29, 2007, we entered into binding Securities Purchase Agreements with YA Global and Stanford and have sold to each of YA9 Global and Stanford $5,000,000 of secured convertible notes and accompanying warrants for aggregate gross proceeds in the amount of $10,000,000.

We anticipate that, based upon our current cash and investments and the proceeds from the above mentioned financings, we will be able to fund our operations for the next six (6)  months from June 30, 2009.  Over the next twelve months from June 30, 2009, we plan to fund our research and development and commercialization activities by:

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

Results of Operations

Fiscal Years ended June 30, 2008, 2007 and 2006

Revenue

Total revenues consisted of initial fees and milestone payments on our agricultural development and license agreements.  During the fiscal year ended June 30, 2009, we earned revenue in the amount of $275,000, which consisted of milestone payments in connection with certain agricultural license agreements.  During the fiscal year ended June 30, 2008, we earned revenue in the amount of $456,667, which consisted of the initial payments and the amortized portion of previous milestone payments received in connection with certain agricultural license agreements.  During the year ended June 30, 2007, we earned revenue in the amount of $300,000 consisted of current milestone payments and the amortized portion of previous milestone payments in connection with certain agricultural license agreements.

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

Operating expenses

	Year Ended June 30,
	2009	2008	Change	%		2008	2007	Change	%
	(In thousands, except % values)
General and administrative	$2,206	$2,291	$(85)	(4	) %	$2,291	$2,413	$(122)	(5)%
Research and development	2,354	1,765	589	33%		1,765	1,208	557	46%
Total operating expenses	$4,560	$4,056	$504	12%		$4,056	$3,621	$435	12%

We expect operating expenses to increase over the next twelve months as we anticipate that research and development expenses and other general and administrative expenses will increase as we continue to expand our research and development activities.

General and administrative expenses

General and administrative expenses consist of the following:

	Year ended June 30,
	2009	2008	2007
	(In thousands)
Share-based compensation	$445	$749	$910
Payroll and benefits	690	669	616
Investor relations	245	305	278
Professional fees	416	261	217
Depreciation and amortization	112	97	166
Other general and administrative expenses	298	210	226

Total general and administrative expenses	$2,206	$2,291	$2,413
•
Share-based compensation for Fiscal 2009 and 2008 consisted of the amortized portion of the Black-Scholes value of options, restricted stock units and warrants granted to directors, employees and consultants.  During Fiscal 2009 and 2008, the following options, warrants and restricted stock units were granted:

	Fiscal 2009	Fiscal 2008
Options	834,812	1,069,600
Warrants	500	1,000
Restricted Stock Units	136,000	337,700

Additionally, during Fiscal 2008, 1,500,000 warrants were extended and repriced in connection with a financial advisory agreement.

Share-based compensation was lower in Fiscal 2009 primarily due to the extension and repricing of warrants in connection with the financial advisory agreement in  fiscal 2008 The Black-Scholes value of the extension and repricing of warrants amounted to $385 in Fiscal 2008.

Share-based compensation was lower in Fiscal 2008 due to the extension and repricing of warrants in connection with a financial advisory agreement. The Black-Scholes value of the extension and repricing of warrants amounted to $385 in Fiscal 2008 compared to $683 in Fiscal 2007.  This was partially offset by an increase in the Black-Scholes value of the options and warrants granted during Fiscal 2008 compared to the Black-Scholes value of the options and warrants granted during Fiscal 2007 because we granted more options during Fiscal 2008.

•	Payroll and benefits increased primarily as a result of salary and health insurance rate increases.

•	Investor relations expense for Fiscal 2009 is lower than Fiscal 2008 primarily as a result of a decrease in the cost of the annual report and investor relations consulting costs.

Investor relations expense for Fiscal 2008 is higher than Fiscal 2007 primarily as a result of an increase in the cost of the annual report due to the inclusion of additional disclosures and the services of a proxy solicitor.

•
Professional fees increased during Fiscal 2009 compared to Fiscal 2008 primarily as a result of an increase in accounting and legal fees.  Legal fees increased primarily due to our multiple myeloma project and employee compensation review.  Accounting and legal fees also increased primarily due to the review and filing of our securities filings.

•
Professional fees increased during Fiscal 2008 compared to Fiscal 2007 primarily as a result of an increase in accounting and legal fees in connection with the additional disclosure included in the annual report.

•	Depreciation and amortization increased during Fiscal 2009 compared to Fiscal 2008 primarily as a result of an increase in amortization of patent costs. .

•
Depreciation and amortization decreased during Fiscal 2008 compared to Fiscal 2007 primarily as a result of a decrease in amortization of patent costs.  During Fiscal 2008, we did not amortize the cost of our human health pending patent applications.

We expect general and administrative expenses to modestly increase over the next twelve months primarily due to an increase in payroll and benefits, insurance costs related to our multiple myeloma project and legal and accounting fees related to the increased regulatory environment surrounding our business.

Research and development expenses

	Year Ended June 30,
	2009	2008	Change	%	2008	2007	Change	%
	(In thousands, except % values)
Stock-based compensation	$62	$148	$(86)	(58)%	$148	$60	$88	147%
Other research and development	2,292	1,617	675	38%	1,617	1,148	469	41%
Total research and development	$2,354	$1,765	$589	33%	$1,765	$1,208	$557	46%

•
Stock-based compensation decreased during Fiscal 2009 compared to Fiscal 2008 primarily because the Black-Scholes calculated fair value of the options and warrants granted during Fiscal 2009 were lower than Fiscal 2008 because the number of options granted were lower in Fiscal 2009.

•
Stock-based compensation increased during Fiscal 2008 compared to Fiscal 2007 primarily because the Black-Scholes calculated fair value of the options and warrants granted during Fiscal 2008 were higher than Fiscal 2007 because the number of options granted were higher in Fiscal 2008.

•
Other research and development costs increased during Fiscal 2009 compared to Fiscal 2008 primarily as a result of the expansion of our human health programs, specifically our multiple myeloma project, which was partially offset by a decrease in the cost of our research agreement with the University of Waterloo due to the strengthening of the U.S. dollar against the Canadian dollar. .

•
Other research and development costs increased during Fiscal 2008 compared to Fiscal 2007 primarily as a result of the initiation of our multiple myeloma project during Fiscal 2008.  Additionally, the budget in connection with the research agreement with the University of Waterloo was increased and the U.S. dollar was weaker against the Canadian dollar.

The breakdown of our research and development expenses between our agricultural and human health research programs are as follows:

	Year ended June 30,
	2009	%	2008	%	2007	%
	(In thousands, except % values)
Agricultural research programs	$618	26%	$771	44%	$701	58%
Human health research programs	1,736	74%	994	56%	507	42%
Total research and development expenses	$2,354	100%	$1,765	100%	$1,208	100%

•
Agricultural research expenses decreased during Fiscal 2009 compared to Fiscal 2008 primarily as a result of a decrease in the allocation of resources from agriculture to human health at the University of Waterloo and the strengthening of the U.S. dollar against the Canadian dollar.

•
Agricultural research expenses increased during Fiscal 2008 compared to Fiscal 2007 primarily as a result of an increase in the budget in connection with our research agreement at the University of Waterloo, an increase in stock-based compensation, and the U.S. dollar was weaker against the Canadian dollar.

•	Human health research expenses increased during Fiscal 2009 compared to Fiscal 2008 primarily as a result of the ongoing multiple myeloma project.

•	Human health research expenses increased during Fiscal 2008 compared to Fiscal 2007 primarily as a result of the initiation of the multiple myeloma project.

We expect the percentage of human health research programs to increase as a percentage of the total research and development expenses as we continue to expand our human health initiatives.

Amortization of debt discount and financing costs

During Fiscal 2008, we issued $10,000,000 of convertible notes and warrants.  The discount on the convertible notes is being amortized, using the effective yield, method over the term of the convertible notes.  The related costs of issuance were recorded as deferred financing costs and are amortized on a straight line basis over the term of the convertible notes.  As of June 30, 2009 there were $9,455,000 of convertible notes outstanding.  As of June 30, 2008, there were $9,500,000 of the convertible notes outstanding.

Interest expense – convertible notes

Interest expense – convertible notes represents the fair value of the common stock issued in lieu of paying cash for the 8% coupon rate of interest related to the convertible notes issued during Fiscal 2008.

Interest income

	Year Ended June 30,
	2007	2008	Change	%	2008	2007	Change	%
	(In thousands, except % values)
Interest income	$43	$100	$(57)	(57)%	$100	$69	$31	45%

The decrease in interest income for Fiscal 2009 compared to Fiscal 2008 is due to a lower average cash and investments balance during the year as well as lower interest rates.

The increase in interest income for Fiscal 2008 compared to Fiscal 2007 is due to a higher average cash and investments balance during the year.

From Inception on July 1, 1998 through June 30, 2009

From inception of operations on July 1, 1998 through June 30, 2009, we earned revenues in the amount of $1,450,000, which consisted of the initial license fees and milestone payments in connection with our various development and license agreements.  We do not expect to generate significant revenues for at least the next one to three years, during which time we will engage in significant research and development efforts.

We have incurred losses each year since inception and have an accumulated deficit of $35,949,899 at June 30, 2009.  We expect to continue to incur losses as a result of expenditures on research, product development and administrative activities.

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

Interest Rate Risk

We invest in high-quality financial instruments, primarily money market funds and United States treasury notes, with an effective duration of the portfolio of less than one year which we believe are subject to limited credit risk.  We currently do not hedge our interest rate exposure.  Due to the short-term nature of our investments, which we plan to hold until maturity, we do not believe that we have any material exposure to interest rate risk arising from our investments.

Item 8.                  Financial Statements and Supplementary Data.

The financial statements required to be filed pursuant to this Item 8 are included in this Annual Report on Form 10-K.  A list of the financial statements filed herewith is found at "Item 15. Exhibits, Financial Statement Schedules."

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.               Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K.  Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Management's Annual Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of our company’s internal control over financial reporting as of June 30, 2009.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

Based on this assessment, management has concluded that, as of June 30, 2009 our company’s internal control over financial reporting is effective.

Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls Over Financial Reporting

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal year ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.               Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information relating to our directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Executive Officers" in our definitive proxy statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 11.                Executive Compensation.

The discussion under the heading "Executive Compensation" in our definitive proxy statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 13.               Certain Relationships and Related Transactions, and Director Independence.

The discussion under the heading "Certain Relationships and Related Transactions" in our definitive proxy statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 14.               Principal Accounting Fees and Services.

The discussion under the heading "Principal Accountant Fees and Services" in our definitive proxy statement for the 2009 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

PART IV

Item 15.               Exhibits and Financial Statement Schedules.

(a)	(1)	Financial Statements.

Reference is made to the Index to Financial Statements on Page F-1.

(a)	(2)	Financial Statement Schedules.

None.

(a)	(3)	Exhibits.

Reference is made to the Exhibit Index on Page 55.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of September 2009.

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

Signature	Title	Date

/s/ Harlan W. Waksal, M.D	Chairman and Director	September 28, 2009
Harlan W. Waksal, M.D.

/s/ Bruce C. Galton	President and Chief Executive	September 28, 2009
Bruce C. Galton	Officer (principal executive officer) and Director

/s/ Joel Brooks	Chief Financial Officer and Treasurer	September 28, 2009
Joel Brooks	(principal financial and accounting officer)

/s/ John E. Thompson	Executive Vice President, Chief	September 28, 2009
John E. Thompson	Scientific Officer and Director

/s/ John Braca	Director	September 28, 2009
John Braca

/s/ Christopher Forbes	Director	September 28, 2009
Christopher Forbes

/s/ Warren J. Isabelle	Director	September 28, 2009
Warren J. Isabelle

/s/ Thomas C. Quick	Director	September 28, 2009
Thomas C. Quick

/s/ David Rector	Director	September 28, 2009
David Rector

/s/ Rudolf Stalder	Director	September 28, 2009
Rudolf Stalder

/s/ Jack Van Hulst	Director	September 28, 2009
Jack Van Hulst

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
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

3.3 †	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on September 22, 2009.

3.4
Amended and Restated By-laws of Senesco Technologies, Inc. as adopted on October 2, 2000. (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 2000.)

4.1	Form of Warrant with Parenteau Corporation. (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 1999.)

4.2	Form of Warrant with Strategic Growth International, Inc. (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 1999.)

4.3
Form of Warrant issued to Stanford Venture Capital Holdings, Inc. and certain officers of Stanford Venture Capital Holdings, Inc. (with attached schedule of parties and terms thereto). (Incorporated by reference to Exhibit 4.1 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 2001.)

4.4
Form of Warrant issued to certain accredited investors (with attached schedule of parties and terms thereto).  (Incorporated by reference to Exhibit 4.1 of Senesco Technologies, Inc. Current Report on Form 8-K, filed on May 4, 2005.)

4.5
Form of Warrant issued to Oppenheimer & Co. Inc. or its designees, dated as of May 9, 2005. (Incorporated by reference to Exhibit 4.2 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended March 31, 2005.)

Exhibit No.	Description of Exhibit
4.6
Form of Warrant issued to H.C. Wainwright & Co., Inc., or its designees, dated as of October 10, 2006 (Incorporated by reference to Exhibit 10.42 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2006.)

4.7
Form or Warrant issued to certain accredited investors dated October 10, 2006 (with attached schedule of parties and terms thereto).  (Incorporated by reference to Exhibit 10.40 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2006.)

4.8	Form of Series A Warrant issued to YA Global Investments, L.P. (Incorporated by reference to Exhibit 4.15 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2007.)

4.9
Form of Series A Warrant issued to Stanford Venture Capital Holdings, Inc. (Incorporated by reference to Exhibit 4.16 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2007.)

4.10	Form of Debenture issued to YA Global Investments, L.P. (Incorporated by reference to Exhibit 4.17 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2007.)

4.11
Form of Debenture issued to Stanford Venture Capital Holdings, Inc. (Incorporated by reference to Exhibit 4.18 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2007.)

4.12	Form of Series B Warrant issued to YA Global Investments, L.P. (Incorporated by reference to Exhibit 4.19 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2007.)

4.13
Form of Series B Warrant issued to Stanford Venture Capital Holdings, Inc. (Incorporated by reference to Exhibit 4.20 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2007.)

4.14
Form of Warrant issued to H.C. Wainwright & Co., Inc or its designees. (Incorporated by reference to Exhibit 4.21 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30,2008.)

4.15	Form of Series A Warrant issued to Partlet Holdings Ltd. (Incorporated by reference to Exhibit 4.1 of Senesco Technologies, Inc. Current Report on Form 8-K, filed on July 10, 2009.)

4.16	Form of Series B Warrant issued to Partlet Holdings Ltd. (Incorporated by reference to Exhibit 4.1 of Senesco Technologies, Inc. Current Report on Form 8-K, filed on July 10, 2009.)

4.17
Form of Series A Warrant issued to each of Robert Forbes, Timothy Forbes, Harlan W. Waksal, M.D., Rudolf Stalder, Christopher Forbes, David Rector, John N. Braca, Jack Van Hulst, Warren Isabelle and the Thomas C. Quick Charitable Foundation. (Incorporated by reference to Exhibit 4.1 of Senesco Technologies, Inc. Current Report on Form 8-K, filed on July 30, 2009.)

Exhibit No.	Description of Exhibit
4.18
Form of Series B Warrant issued to each of Robert Forbes, Timothy Forbes, Harlan W. Waksal, M.D., Rudolf Stalder, Christopher Forbes, David Rector, John N. Braca, Jack Van Hulst, Warren Isabelle and the Thomas C. Quick Charitable Foundation. (Incorporated by reference to Exhibit 4.1 of Senesco Technologies, Inc. Current Report on Form 8-K, filed on July 30, 2009.)

4.19	Form of Series A Warrant issued to Cato Holding Company. (Incorporated by reference to Exhibit 4.1 of Senesco Technologies, Inc. Current Report on Form 8-K, filed on July 30, 2009.)

4.20	Form of Series B Warrant issued to Cato Holding Company. (Incorporated by reference to Exhibit 4.1 of Senesco Technologies, Inc. Current Report on Form 8-K, filed on July 30, 2009.)

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

10.7
Indemnification Agreement by and between Senesco Technologies, Inc. and David Rector dated as of April, 2002.  (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended September 30, 2004.)

10.8 †	Indemnification Agreement by and between Senesco Technologies, Inc. and Harlan W. Waksal, M.D. dated as of October 24, 2008.

Exhibit No.	Description of Exhibit
10.9 †	Indemnification Agreement by and between Senesco Technologies, Inc. and Warren Isabelle dated as of June 8, 2009.

10.10 *
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

10.12 *
Employment Agreement by and between Senesco Technologies, Inc. and Joel Brooks, dated July 1, 2003.  (Incorporated by reference to Exhibit 10.29 of Senesco Technologies, Inc. annual report on Form 10-KSB for the period ended June 30, 2003.)

10.13 *
Employment Agreement by and between Senesco Technologies, Inc. and Richard Dondero, dated July 19, 2004.  (Incorporated by reference to Exhibit 10.39 of Senesco Technologies, Inc. annual report on Form 10-KSB for the period ended June 30, 2004.)

10.14 *
Consulting Agreement by and between Senesco Technologies, Inc. and John E. Thompson, Ph.D., dated July 12, 1999.  (Incorporated by reference to Senesco Technologies, Inc. annual report on Form 10-KSB for the period ended June 30, 2000.)

10.15 *
Amendment to Consulting Agreement of July 12, 1999, as modified on February 8, 2001, by and between Senesco, Inc. and John E. Thompson, Ph.D., dated December 13, 2002.  (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 2002.)

10.16 *
Amendment # 5 to Consulting Agreement of July 12, 1999, as modified, by and between Senesco, Inc. and John E. Thompson, Ph.D., dated June 15, 2007. (Incorporated by reference to Exhibit 10.49 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2007.)

10.17 *†	Amendment # 6 to Consulting Agreement of July 12, 1999, as modified, by and between Senesco, Inc. and John E. Thompson, Ph.D., dated June 25, 2009.

10.18 +
License Agreement by and between Senesco Technologies, Inc. and Harris Moran Seed Company, dated November 19, 2001. (Incorporated by reference to Exhibit 10.8 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 2001.)

10.19 +
Development Agreement by and between Senesco Technologies, Inc. and ArborGen, LLC, dated June 28, 2002.  (Incorporated by reference to Exhibit 10.31 of Senesco Technologies, Inc. annual report on Form 10-KSB for the year ended June 30, 2002.)

Exhibit No.	Description of Exhibit
10.20 +
Commercial License Agreement by and between Senesco Technologies, Inc. and ArborGen, LLC dated as of December 21, 2006.  (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended December 31, 2006.)

10.21 +
Development and License Agreement by and between Senesco Technologies, Inc. and Calwest Seeds, dated September 14, 2002.  (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended September 30, 2002.)

10.22 +
Development and License Agreement by and between Senesco Technologies, Inc. and The Scotts Company, dated March 8, 2004.  (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended March 31, 2004.)

10.23 +
Development and License Agreement with Broin and Associates, Inc. (currently known as Poet) dated as of October 14, 2004.  (Incorporated by reference to Exhibit 10.2 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended September 30, 2004.)

10.24 +
License Agreement by and between Senesco Technologies, Inc. and Bayer CropScience GmbH, dated as of November 8, 2006.  (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-Q for the quarterly period ended December 31, 2006.)

10.25 +
License Agreement with Bayer CropScience AG dated as of July 23, 2007. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended September 30, 2007.)

10.26 +
Patent License Agreement with Monsanto Company dated as of August 6, 2007. (Incorporated by reference to Exhibit 10.2 of Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended September 30, 2007.)

10.27 +
License Agreement with Bayer CropScience AG dated as of September 17, 2007. (Incorporated by reference to Exhibit 10.3 of Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended September 30, 2007.)

10.28
Research Agreement by and among Senesco Technologies, Inc., Dr. John E. Thompson and the University of Waterloo, dated September 1, 1998, as amended. (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 1998.)

10.29
Research Agreement by and among Senesco Technologies, Inc., Dr. John E. Thompson and the University of Waterloo, dated May 1, 2002.  (Incorporated by reference to Exhibit 10.29 of Senesco Technologies, Inc. annual report on Form 10-KSB for the year ended June 30, 2002.)

10.30
Amendment to Research Agreement by and among the University of Waterloo, Senesco, Inc., and Dr. John E. Thompson, Ph.D., dated August 1, 2007. (Incorporated by reference to Exhibit 10.42 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2007.)

Exhibit No.	Description of Exhibit
10.31
Amendment to Research Agreement by and among the University of Waterloo, Senesco, Inc. and Dr. John E. Thompson, Ph.D., dated August 25, 2008. (Incorporated by reference to Exhibit 10.28 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2008.)

10.32 †	Amendment to Research Agreement by and among the University of Waterloo, Senesco, Inc. and Dr. John E. Thompson, Ph.D., dated August 27, 2009.

10.33 +
Master Product Sale Agreement with VGXI, Inc. dated as of June 27, 2008. (Incorporated by reference to Exhibit 10.29 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2008.)

10.34
Master Product Sale Agreement with Polyplus-transfection dated as of June 30, 2008. (Incorporated by reference to Exhibit 10.30 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2008.)

10.35
Proposal for Manufacture and Supply by and between Avecia Biotechnology, Inc. and Senesco Technologies, Inc. dated as of September 4, 2008. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended September 30, 2008.)

10.36
Proposal for Biodistribution and Repeat Dose Toxicity Studies in Mice by and between BioReliance and Senesco Technologies, Inc. dated as of September 5, 2008. (Incorporated by reference to Exhibit 10.2 of Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended September 30, 2008.)

10.37
Services Agreement by and between KBI BioPharma, Inc. and Senesco Technologies, Inc. dated as of September 15, 2008. (Incorporated by reference to Exhibit 10.3 of Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended September 30, 2008.)

10.38
Agreement for Service on Senesco Technologies, Inc. Scientific Advisory Board by and between Senesco Technologies, Inc. and Dr. Charles A. Dinarello, dated February 12, 2002.  (Incorporated by reference to Exhibit 10.6 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended March 31, 2002.)

10.39
Agreement for Service on Senesco Technologies, Inc. Scientific Advisory Board by and between Senesco Technologies, Inc. and James W. Mier, M.D., dated April 2, 2007. (Incorporated by reference to Exhibit 10.43 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2007.)

10.40
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
10.41
Amendment No. 1 to the financial advisory agreement by and between Stanford Group Company and Senesco Technologies, Inc., dated February 14, 2008. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended December 31, 2007.)

10.42
Form of Securities Purchase Agreement by and between Senesco Technologies, Inc. and certain accredited investors (with attached schedule of parties and terms thereto). (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. Current Report on Form 8-K, filed on February 3, 2004.)

10.43
Amendment No. 1 to the Securities Purchase Agreement by and between Senesco Technologies, Inc. and Crestview Capital Master, L.L.C.  (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. Current Report on Form 8-K, filed on February 13, 2004.)

10.44
Form of Securities Purchase Agreement by and between Senesco Technologies, Inc. and certain accredited investors (with schedule of parties and terms thereto).  (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. Current Report on Form 8-K filed on May 4, 2005.)

10.45
Registration Rights Agreement by and among Senesco Technologies, Inc., Stanford Group Company, Stanford Venture Capital Holdings, Inc., Stanford International Bank, Ltd., Ronald Stein, Daniel Bogar, Osvaldo Pi and William Fusselmann dated October 11, 2006.  (Incorporated by reference to Exhibit 10.36 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2006.)

10.46
Form of Securities Purchase Agreement by and between Senesco Technologies, Inc. and certain accredited investors dated October 10, 2006 (with attached schedule of parties and terms thereto).  (Incorporated by reference to Exhibit 10.38 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2006.)

10.47
Form of Registration Rights Agreement by and between Senesco Technologies, Inc and certain accredited investors dated October 10, 2006 (with attached schedule of parties and terms thereto).  (Incorporated by reference to Exhibit 10.39 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2006.)

10.48
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

10.51
Registration Rights Agreement by and between Senesco Technologies, Inc. and Stanford Venture Capital Holdings, Inc. (Incorporated by reference to Exhibit 10.47 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2007.)

Exhibit No.	Description of Exhibit
10.52
Security Agreement dated as of September 21, 2007 by and between Senesco Technologies, Inc. and its subsidiaries and YA Global Investments, L.P. (Incorporated by reference to Exhibit 10.48 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2007.)

10.53
Security Agreement dated as of December 20, 2007 by and between Senesco Technologies, Inc. and its subsidiaries and Stanford Venture Capital Holdings, Inc. (Incorporated by reference to Exhibit 10.50 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2008.)

10.54
Securities Purchase Agreement by and between Senesco Technologies, Inc. and Partlet Holdings Ltd. Dated as of July 9, 2009. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. Current Report on Form 8-K, filed on July 10, 2009.)

10.55
Securities Purchase Agreement by and between Senesco Technologies, Inc. and each of Robert Forbes, Timothy Forbes, Harlan W. Waksal, M.D., Rudolf Stalder, Christopher Forbes, David Rector, John N. Braca, Jack Van Hulst, Warren Isabelle and the Thomas C. Quick Charitable Foundation dated as of July 29, 2009. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. Current Report on Form 8-K , filed on July 30, 2009.)

10.56
Securities Purchase Agreement by and between Senesco Technologies, Inc. and Cato Holding Company dated as of July 29, 2009. (Incorporated by reference to Exhibit 10.2 of Senesco Technologies, Inc. Current Report on Form 8-K , filed on July 30, 2009.)

10.57
Office lease by and between Senesco Technologies, Inc. and Matrix/AEW NB, LLC, dated March 16, 2001.  (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended March 31, 2001.)

10.58
First amendment of office lease by and between Senesco Technologies, Inc. and Matrix/AEW NB, LLC, dated May 13, 2005 (Incorporated by reference to Exhibit 10.8 of Senesco Technologies, Inc annual report on Form 10-KSB for the period ended June 30, 2005.)

10.59 *
1998 Stock Incentive Plan, as amended on December 13, 2002. (Incorporated by reference to Exhibit 10.7 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 2002.)

10.60*
Senesco Technologies, Inc. 2008 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended December 31, 2008.)

Exhibit No.	Description of Exhibit
21	Subsidiaries of the Registrant. (Incorporated by reference to Senesco Technologies, Inc. annual report on Form 10-KSB for the period ended June 30, 1999.)

23.1 †	Consent of Goldstein Golub Kessler LLP.

23.2 †	Consent of McGladrey & Pullen, LLP.

31.1 †	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 †	Certification of the principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 †	Certification of the principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 †	Certification of the principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 13(a) of Form 10-K.

†	Filed herewith.

+ The SEC granted Confidential Treatment for portions of this Exhibit.

SENESCO TECHNOLOGIES, INC.
 AND SUBSIDIARY
(a development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(a development stage company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	F-2 – F-3

Consolidated Financial Statements:

Balance Sheets	F-4
Statements of Operations	F-5
Statements of Stockholders' Equity	F-6 - F-10
Statements of Cash Flows	F-11 – F12
Notes to Consolidated Financial Statements	F-13 - F-38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Senesco Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Senesco Technologies, Inc. and Subsidiary (a development stage company) as of June 30, 2009 and June 30, 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended and cumulative amounts from July 1, 1998 (inception) to June 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements for the period from July 1, 1998 (inception) to June 30, 2007 were audited by other auditors and our opinion, insofar as it relates to cumulative amounts included for such periods, is based solely on the reports of such auditors.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Senesco Technologies, Inc. and Subsidiary as of June 30, 2009 and June 30, 2008, and the results of their operations and their cash flows for the years then ended and cumulative amounts from July 1, 1998 (inception) to June 30, 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations since inception.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management’s assertion about the effectiveness of Senesco Technologies, Inc.'s internal control over financial reporting as of June 30, 2009, included in the accompanying Item 9A. Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP
New York, New York

September 25, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Senesco Technologies, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows for the year ended June 30, 2007 and cumulative amounts from July 1, 1998 (inception) to June 30, 2007 of Senesco Technologies, Inc. (a development stage company).  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of their operations and their cash flows for the year ended June 30, 2007 and cumulative amounts from July 1, 1998 (inception) to June 30, 2007 in conformity with United States generally accepted accounting principles.

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

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

September 26, 2007

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(a development stage company)

CONSOLIDATED BALANCE SHEET

	June 30,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$380,569	$5,676,985
Short-term investments	1,050,000	500,000
Prepaid expenses and other current assets	1,161,348	180,556
Total current assets	2,591,917	6,357,541

Property and Equipment, net	5,986	5,459
Intangibles, net	3,884,999	3,213,543
Deferred Financing Costs, net of amortization of $592,308 and $168,706, respectively	632,324	1,059,230
Deferred Income Tax Asset, net of valuation allowance of $11,520,000 and $9,152,000, respectively	-	-
Security Deposit	7,187	7,187
Total Assets	$7,122,413	$10,642,960

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$976,680	$370,167
Accrued expenses	355,937	314,267
Total current liabilities	1,332,617	684,434

Convertible Notes Payable, net of discount of $9,448,783 and $9,499,943, respectively	6,217	57
Grant Payable	99,728	99,728
Other Liability	16,017	23,062
Total liabilities	1,454,579	807,281

Commitments

Stockholders' Equity:
Preferred stock - $0.01 par value; authorized 5,000,000 shares, no shares issued	-	-
Common stock - $0.01 par value; authorized 100,000,000 shares, issued and outstanding 19,812,043 and 18,375,117, respectively	198,120	183,751
Capital in excess of par	41,419,613	39,874,958
Deficit accumulated during the development stage	(35,949,899)	(30,223,030)
Stockholders' equity	5,667,834	9,835,679
Total Liabilities and Stockholders' Equity	$7,122,413	$10,642,960

See Notes to Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENT OF OPERATIONS

				Cumulative
	Year ended June 30,			Amounts from
	2009	2008	2007	Inception

Revenue	$275,000	$456,667	$300,000	$1,450,000

Operating expenses:
General and administrative	2,205,739	2,291,263	2,412,679	23,931,195
Research and development	2,353,962	1,764,426	1,208,321	12,311,557
Total operating expenses	4,559,701	4,055,689	3,621,000	36,242,752

Loss from operations	(4,284,701)	(3,599,022)	(3,321,000)	(34,792,752)

Noncash income	-	-	-	321,259

Sale of state income tax loss - net	-	-	-	586,442

Amortization of debt discount and financing costs	(478,000)	(668,763)	-	(1,146,763)

Interest expense – convertible notes	(1,007,244)	(434,154)	-	(1,441,398)

Interest income - net	43,076	100,449	69,303	523,313
Net loss	$(5,726,869)	$(4,601,490)	$(3,251,697)	$(35,949,899)

Basic and diluted net loss per common share	$(.30)	$(.26)	$(.19)	-

Basic and diluted weighted-average number of common shares outstanding	18,888,142	17,660,466	16,916,918	-

See Notes to Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

Period from July 1, 1998 (date of inception) to June 30, 2009

				Deficit
				Accumulated	Total
	Common Stock		Capital	During the	Stockholders'
	Number of		in Excess	Development	Equity
	Shares	Amount	of Par	Stage	(Deficiency)

Common stock outstanding	2,000,462	$20,005	$(20,005)	-	-
Contribution of capital	-	-	85,179	-	$85,179
Issuance of common stock in reverse merger on January 22, 1999 at $0.01 per share	3,400,000	34,000	(34,000)	-	-
Issuance of common stock for cash on May 21, 1999 for $2.63437 per share	759,194	7,592	1,988,390	-	1,995,982
Issuance of common stock for placement fees on May 21, 1999 at $0.01 per share	53,144	531	(531)	-	-
Net loss	-	-	-	$(1,168,995)	(1,168,995)
Balance at June 30, 1999	6,212,800	62,128	2,019,033	(1,168,995)	912,166
Issuance of common stock for cash on January 26, 2000 for $2.867647 per share	17,436	174	49,826	-	50,000
Issuance of common stock for cash on January 31, 2000 for $2.87875 per share	34,737	347	99,653	-	100,000
Issuance of common stock for cash on February 4, 2000 for $2.924582 per share	85,191	852	249,148	-	250,000
Issuance of common stock for cash on March 15, 2000 for $2.527875 per share	51,428	514	129,486	-	130,000
Issuance of common stock for cash on June 22, 2000 for $1.50 per share	1,471,700	14,718	2,192,833	-	2,207,551
Commissions, legal and bank fees associated with issuances for the year ended June 30, 2000	-	-	(260,595)	-	(260,595)
Fair market value of options and warrants granted and vested during the year ended June 30, 2000	-	-	1,475,927	-	1,475,927
Net loss	-	-	-	(3,346,491)	(3,346,491)
Balance at June 30, 2000	7,873,292	78,733	5,955,311	(4,515,486)	1,518,558

(continued)

See Notes to Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

Period from July 1, 1998 (date of inception) to June 30, 2009

				Deficit
				Accumulated	Total
	Common Stock		Capital	During the	Stockholders'
	Number of		in Excess	Development	Equity
	Shares	Amount	of Par	Stage	(Deficiency)

Fair market value of options and warrants granted and vested during the year ended June 30, 2001	-	-	$308,619	-	$308,619
Net loss	-	-	-	$(2,033,890)	(2,033,890)
Balance at June 30, 2001	7,873,292	$78,733	6,263,930	(6,549,376)	(206,713)

Issuance of common stock and warrants for cash from November 30, 2001 through April 17, 2002 at $1.75 per unit	3,701,430	37,014	6,440,486	-	6,477,500
Issuance of common stock and warrants associated with bridge loan conversion on December 3, 2001	305,323	3,053	531,263	-	534,316
Commissions, legal and bank fees associated with issuances for the year ended June 30, 2002	-	-	(846,444)	-	(846,444)
Fair market value of options and warrants granted and vested during the year ended June 30, 2002	-	-	1,848,726	-	1,848,726
Net loss	-	-	-	(3,021,709)	(3,021,709)
Balance at June 30, 2002	11,880,045	118,800	14,237,961	(9,571,085)	4,785,676

Fair market value of options and warrants granted and vested during the year ended June 30, 2003	-	-	848,842	-	848,842
Net loss	-	-	-	(2,778,004)	(2,778,004)
Balance at June 30, 2003	11,880,045	118,800	15,086,803	(12,349,089)	2,856,514

Issuance of common stock and warrants for cash from January 15, 2004 through February 12, 2004 at $2.37 per unit	1,536,922	15,369	3,627,131	-	3,642,500
Allocation of proceeds to warrants	-	-	(2,099,090)		(2,099,090)
Reclassification of warrants	-	-	1,913,463	-	1,913,463
Commissions, legal and bank fees associated with issuances from January 15, 2004 through February 12, 2004	-	-	(378,624)	-	(378,624)

(continued)

See Notes to Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

Period from July 1, 1998 (date of inception) to June 30, 2009

				Deficit
				Accumulated	Total
	Common Stock		Capital	During the	Stockholders'
	Number of		in Excess	Development	Equity
	Shares	Amount	of Par	Stage	(Deficiency)

Fair market value of options and warrants vested during the year ended June 30, 2004	-	-	$1,826,514	-	$1,826,514

Options and warrants exercised during the year ended June 30, 2004 at exercise prices ranging from $1.00 - $3.25	370,283	$3,704	692,945	-	696,649

Net loss	-	-	-	$(3,726,951)	(3,726,951)
Balance at June 30, 2004	13,787,250	137,873	20,669,142	(16,076,040)	4,730,975

Issuance of common stock and warrants for cash on May 9, 2005 at $2.11 per unit	1,595,651	15,957	3,350,872	-	3,366,829

Allocation of proceeds to warrants	-	-	(1,715,347)	-	(1,715,347)

Reclassification of warrants	-	-	1,579,715	-	1,579,715

Commissions, legal and bank fees associated with issuance on May 9, 2005	-	-	(428,863)	-	(428,863)

Fair market value of options and warrants vested during the year ended June 30, 2005	-	-	974,235	-	974,235

Options and warrants exercised during the year ended June 30, 2005 at exercise prices ranging from $1.50 - $3.25	84,487	844	60,281	-	61,125

Net loss	-	-	-	(2,978,918)	(2,978,918)
Balance at June 30, 2005	15,467,388	154,674	24,490,035	(19,054,958)	5,589,751

Fair market value of options and warrants vested during the year ended June 30, 2006	-	-	677,000	-	677,000

Warrants exercised during the year ended June 30, 2006 at an exercise price of $0.01	10,000	100	-	-	100

Net loss	-	-	-	(3,314,885)	(3,314,885)
Balance at June 30, 2006	15,477,388	154,774	25,167,035	(22,369,843)	2,951,966

(Continued)

See Notes to Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

Period from July 1, 1998 (date of inception) to June 30, 2009

				Deficit
				Accumulated	Total
	Common Stock		Capital	During the	Stockholders'
	Number of		in Excess	Development	Equity
	Shares	Amount	of Par	Stage	(Deficiency)

Issuance of common stock and warrants for cash on October 10, 2006 at $1.135 per unit	1,986,306	$19,863	$2,229,628	-	$2,249,491

Commissions, legal and bank fees associated with issuance on October 10, 2006	-	-	(230,483)	-	(230,483)

Warrants exercised during the year ended June 30, 2007 at an exercise price of $0.01	10,000	100	-	-	100

Fair market value of options and warrants vested during the year ended June 30, 2007	-	-	970,162	-	970,162

Net loss	-	-	-	$(3,251,697)	(3,251,697)

Balance at June 30, 2007	17,473,694	174,737	28,136,342	(25,621,540)	2,689,539

Allocation of proceeds, net of fees paid to holder, from issuance of convertible notes and warrants during the year ended June 30, 2008	-	-	9,340,000	-	9,340,000

Convertible notes converted into common stock during the year ended June 30, 2008, net of deferred financing costs	555,556	5,556	430,952	-	436,508

Issuance of common stock in lieu of cash payment for interest during the year ended June 30, 2008	345,867	3,458	430,696	-	434,154

Fair market value of options and warrants vested during the year ended June 30, 2008	-	-	1,536,968	-	1,536,968

Net loss	-	-	-	(4,601,490)	(4,601,490)

Balance at June 30, 2008	18,375,117	183,751	39,874,958	(30,223,030)	9,835,679

See Notes to Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

Period from July 1, 1998 (date of inception) to June 30, 2009

				Deficit
				Accumulated	Total
	Common Stock		Capital	During the	Stockholders'
	Number of		in Excess	Development	Equity
	Shares	Amount	of Par	Stage	(Deficiency)
Convertible notes converted into common stock during the year ended June 30, 2009, net of deferred financing costs	50,000	$500	$44,433	-	$44,933

Issuance of common stock in lieu of cash payment for interest during the year ended June 30, 2009	1,271,831	12,718	994,526	-	1,007,244

Warrants exercised during the year ended June 30, 2009 at an exercise price of $0.01	2,395	24	(24)	-	-

Issuance of common stock in connection with short-term incentive program during the year ended June 30, 2009	112,700	1,127	(1,127)	-	-

Fair market value of options and warrants vested during the year ended June 30, 2009	-	-	506,847	-	506,847

Net loss	-	-	-	$(5,726,869)	(5,726,869)

Balance at June 30, 2009	19,812,043	$198,120	$41,419,613	$(35,949,899)	$5,667,834

See Notes to Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENT OF CASH FLOWS

				Cumulative
	Year ended June 30,			Amounts from
	2009	2008	2007	Inception
Cash flows from operating activities:
Net loss	$(5,726,869)	$(4,601,490)	$(3,251,697)	$(35,949,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash capital contribution	-	-	-	85,179
Noncash conversion of accrued expenses into equity	-	-	-	131,250
Noncash income related to change in fair value of warrant liability	-	-	-	(321,259)
Issuance of common stock and warrants for interest	1,007,244	434,154	-	1,450,713
Share-based compensation expense	506,847	897,321	970,162	10,202,944
Depreciation and amortization	111,753	96,847	166,172	572,441
Amortization of convertible note discount	51,160	500,057	-	551,217
Amortization of deferred financing costs	426,839	168,706	-	595,545
(Increase) decrease in operating assets:
Prepaid expenses and other current assets	(980,792)	(76,030)	35,058	(1,161,348)
Security deposit	-	-	-	(7,187)
Increase (decrease) in operating liabilities:
Accounts payable	606,513	260,909	31,563	976,680
Accrued expenses	41,670	(63,092)	47,475	355,937
Deferred revenue	-	(16,667)	(25,000)	-
Other liability	(7,045)	(6,134)	(5,222)	16,017
Net cash used in operating activities	(3,962,680)	(2,405,419)	(2,031,489)	(22,501,770)
Cash flows from investing activities:
Patent costs	(779,563)	(761,093)	(495,852)	(4,286,363)
Redemption (purchase) of investments, net	(550,000)	(250,000)	600,000	(1,050,000)
Purchase of property and equipment	(4,173)	(2,783)	(2,179)	(177,063)
Net cash provided by (used in) investing activities	(1,333,736)	(1,013,876)	101,969	(5,513,426)
Cash flows from financing activities:
Proceeds from grant	-	-	-	99,728
Proceeds from issuance of bridge notes	-	-	-	525,000
Proceeds from issuance of convertible notes	-	9,340,000	-	9,340,000
Deferred financing costs	-	(651,781)	-	(651,781)
Proceeds from issuance of common stock and warrants, net and exercise of warrants and options	-	-	2,019,108	19,082,818
Net cash provided by financing activities	-	8,688,219	2,019,108	28,395,765
Net (decrease) increase in cash and cash equivalents	(5,296,416)	5,268,924	89,588	380,569
Cash and cash equivalents at beginning of period	5,676,985	408,061	318,473	-
Cash and cash equivalents at end of period	$380,569	$5,676,985	$408,061	$380,569

See Notes to Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(a development stage company)

CONSOLIDATED STATEMENT OF CASH FLOWS

				Cumulative
	Year ended June 30,			Amounts from
	2009	2008	2007	Inception

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-	$-	$22,317
Supplemental schedule of noncash financing activity:
Conversion of bridge notes into common stock	$-	$-	$-	$534,316
Conversion of convertible note into common stock, net of unamortized financing costs of $66,796	$45,000	$500,000	$-	$545,000
Allocation of convertible debt proceeds to warrants and beneficial conversion feature	$-	$9,340,000	$-	$9,340,000
Warrants issued for financing costs	$-	$639,645	$-	$639,645
Issuance of common stock for interest payments on convertible notes	$1,007,244	$434,154	$-	$1,450,713

See Notes to Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. PRINCIPAL BUSINESS ACTIVITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
The accompanying consolidated financial statements include the accounts of Senesco Technologies, Inc. ("ST") and its wholly owned subsidiary, Senesco, Inc. ("SI") (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Liquidity

There is substantial doubt about the Company’s ability to continue as a going concern due to its limited assets and capital and recurring losses as explained in the following paragraphs.

As shown in the accompanying consolidated financial statements, the Company has a history of losses with a deficit accumulated during the development stage from July 1, 1998 (inception) through June 30, 2009 of $35,949,899.  Additionally, the Company has generated minimal revenues by licensing its technology for certain crops to companies willing to share in its development costs. In addition, the Company’s technology may not be ready for commercialization for several years. The Company expects to continue to incur losses for the next several years because it anticipates that its expenditures on research and development, and administrative activities will significantly exceed its revenues during that period. The Company cannot predict when, if ever, it will become profitable.

As of June 30, 2009, the Company had cash and investments in the amount of $1,430,569, which consisted of money market funds and U.S. treasury bills.  The Company estimates that such amount will cover its expenses for approximately the next six months from June 30, 2009.  The accompanying financial statements do not include any adjustment from the outcome of this uncertainty.

These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The Company's continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations and obtain additional financing as may be required to comply with regulatory requirements.  The outcome of these uncertainties cannot be assured.

In July, 2009, the Company received net proceeds of approximately $850,000 from the private placement of common stock and warrants and also entered into securities purchase agreements for an additional gross proceeds of $755,000 from the intended sale of common stock and warrants, which is subject to the NYSE Amex exchange approval.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company will need additional capital and plans to raise additional capital through the placement of debt instruments or equity or both.  However, the Company may not be able to obtain adequate funds for its operations when needed or on acceptable terms.  If the Company is unable to raise additional funds, it will need to do one or more of the following:

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

The length of time that it takes for an initial patent application to be approved is generally between four to six years.  However, due to the unique nature of each patent application, the actual length of time may vary.  If a patent application is denied, the associated cost of that application would be written off.  However, the Company has not had any patent applications denied as of June 30, 2009.  Additionally, should a patent application become impaired during the application process, the Company would write down or write off the associated cost of that patent application.

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

If the Company's review determines that the future discounted cash flows related to these assets will not be sufficient to recover their carrying value, the Company will reduce the carrying values of these assets down to its estimate of fair value and continue amortizing them over their remaining useful lives.  To date, the Company has not recorded any impairment of intangible assets.

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, short-term investments, prepaid and other current assets, accounts payable and accrued expenses reported in the consolidated balance sheets equal or approximate fair value due to their short maturities. The fair value of the convertible notes approximates the amortized portion of the principal amount as such instruments are at market rates available to the Company.

Common Stock

On December 12, 2002, the stockholders approved a proposal to increase the authorized Common Stock of the Company from 20,000,000 shares to 30,000,000 shares.  On December 14, 2006, the stockholders approved a proposal to increase the authorized Common Stock of the Company from 30,000,000 shares to 60,000,000 shares.  On December 13, 2007, the stockholders approved a proposal to increase the authorized Common Stock of the Company from 60,000,000 shares to 100,000,000 shares.  On September 22, 2009, the stockholders approved a proposal to increase the authorized Common Stock of the Company from 100,000,000 shares to 120,000,000 shares.

Loss Per Common Share

Loss per common share is computed by dividing the loss by the weighted-average number of common shares outstanding during the period.  Shares to be issued upon the exercise of the outstanding options and warrants aggregating 23,273,855 and 23,522,526 as of June 30, 2009 and 2008, respectively, are not included in the computation of loss per share as their effect is anti-dilutive.  Additionally, as of June 30, 2009, 10,505,556 shares to be issued upon the conversion of convertible notes at a fixed conversion price of $0.90 are not included in the computation of diluted loss per share as the effect is anti-dilutive.

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

Recent Accounting Pronouncements Applicable to the Company

EITF Issue No. 07-5 – Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides guidance on how to determine if certain instruments or embedded features are considered indexed to our own stock, including instruments similar to our convertible notes and warrants to purchase our stock. EITF 07-5 requires companies to use a two-step approach to evaluate an instrument's contingent exercise provisions and settlement provisions in determining whether the instrument is considered to be indexed to its own stock and exempt from the application of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Although EITF 07-5 is effective for fiscal years beginning after December 15, 2008, any outstanding instrument at the date of adoption will require a retrospective application of the accounting through a cumulative effect adjustment to retained earnings upon adoption. The Company is currently evaluating the impact that adoption of EITF 07-5 will have on its consolidated financial statements.

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

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. INVESTMENTS:	At June 30, 2009 and 2008, the amortized cost basis, aggregate fair value, gross unrealized gains and maturity by majority security type were as follows:

	Gross
	Unrealized	Aggregate	Amortized
	Gain / (Loss)	Fair Value	Cost Basis

June 30, 2009
Held-to-maturity securities:
U.S. treasury notes (maturing within one year)	$-0-	$1,050,000	$1,050,000
June 30, 2008
Held-to-maturity securities:
Corporate debt securities (maturing within one year)	$-0-	$500,000	$500,000

Realized gains and losses are determined based on the specific-identification method.

Effective July 1, 2008 the Company adopted Statement No. 157, Fair Value Measurements.  Statement No. 157 applies to all assets and liabilities that are being measured and reported on a fair value basis. Statement No. 157 requires new disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to Statement No. 157.

The table below presents the balances of assets and liabilities measured at fair value on a recurring basis by level within the hierarchy.

	Total	Level 1	Level 2	Level 3

U.S. Treasury Notes	$1,050,000	$1,050,000	$-	$-

Total Assets	$1,050,000	$1,050,000	$-	$-

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's only asset or liability that is measured at fair value on recurring basis is short-term investments, based on quoted market prices in active markets and therefore classified as level 1 within the fair value hierarchy.

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS:	The following are included in prepaid expenses and other current assets at:

	June 30,
	2009	2008
Prepaid research supplies	$1,044,579	$119,153
Prepaid insurance	46,600	37,117
Prepaid legal	52,732	-
Prepaid other	17,437	24,286
	$1,161,348	$180,556

Prepaid research supplies are carried at cost on the accompanying balance sheet. When such spplies are used, the carrying value of the supplies are expensed in the period that they are used for the development of proprietary applications and processes.

4. PROPERTY AND EQUIPMENT:	Property and equipment, at cost, consists of the following at:

	June 30,		Estimated
	2009	2008	Useful Life
Equipment	$39,909	$35,736	4 years
Furniture and fixtures	67,674	67,674	7 years
	107,583	103,410
Accumulated depreciation	(101,597)	(97,951)
	$5,986	$5,459

Depreciation expense aggregated $3,646, $4,850, $4,971 and $171,077 for the years ended June 30, 2009, 2008, 2007, and cumulatively from inception through June 30, 2009, respectively.

5. INTANGIBLE ASSETS:	Intangible assets, at cost, consists of the following at:

	June 30,
	2009	2008
Patents approved	$830,152	$809,863
Patents pending	3,456,211	2,696,937
	4,286,363	3,506,800
Accumulated amortization	(401,364)	(293,257)
	$3,884,999	$3,213,543

Amortization expense amounted to $108,107, $91,997, $161,201 and $401,364 for the years ended June 30, 2009, 2008, 2007, and cumulatively from inception through June 30, 2009, respectively.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated amortization expense for the next five years is as follows:

Year ending June 30,

2010	$120,000
2011	120,000
2012	120,000
2013	120,000
2014	120,000

6. ACCRUED EXPENSES:	The following are included in accrued expenses at:

	June 30,
	2009	2008
Accrued research	$152,226	$149,154
Accrued deferred financing costs	-	96,962
Accrued director fees	44,800	-
Accrued patent costs	96,313	50,000
Accrued legal	43,216	9,489
Accrued other	19,382	8,662
	$355,937	$314,267

7. STOCKHOLDERS' EQUITY AND	2007 Private Placement of Convertible Notes and Warrants
CONVERTIBLE NOTES:
On August 1, 2007 and August 29, 2007, the Company entered into binding Securities Purchase Agreements with YA Global Investments L.P. (“YA Global”) and Stanford Venture Capital Holdings, Inc. (“Stanford”), respectively, to sell to each of YA Global and Stanford up to $5,000,000 of secured convertible notes and accompanying warrants for an aggregate gross proceeds of $10,000,000.  The convertible notes convert into the Company’s common stock at a fixed price of $0.90 per share subject to certain adjustments (the “Fixed Conversion Price”), through August 1, 2009 and December 20, 2009, respectively, at which time the convertible notes may convert into shares of the Company’s common stock at the lower of the fixed conversion price or 80% of the lowest daily volume-weighted average price (the “VWAP”), of the common stock during the five trading days prior to the conversion date. The maturity date of each of the convertible notes for YA Global and Stanford is December 30, 2010 and December 31, 2010, respectively.

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

At the fixed conversion price, the number of shares of common stock issuable upon conversion of the remaining $9,455,000 (during the years ended June 30, 2008 and 2009, YA Global converted an aggregate of $545,000 of convertible notes into 605,556 shares of common stock) of convertible notes outstanding and shares of common stock to be issued upon exercise of the warrants outstanding at June 30, 2009 represents, in the aggregate, 24,388,888 shares, plus an estimated additional 1,900,000 shares for the payment of interest in stock under the convertible notes.  As of September 22, 2009, there were $8,801,600 of convertible notes remaining (from July 1, 2009 through September 22, 2009, YA Global converted an additional $653,400 of convertible notes into 1,705,288 shares of common stock).

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

The Company has the option to force the investors to convert 50% and 100% of its then-outstanding convertible notes if its common stock price exceeds 150% and 175% of the Fixed Conversion Price, respectively, for any 20 out of 30 trading days; provided that such forced conversion meets certain conditions (the “Call Option”).  If the Company exercises its Call Option prior to the third anniversary of the signing date, it will issue additional warrants to the investor equal to 50% of the number of shares underlying the convertible note subject to the forced conversion.  These warrants will be exercisable at the fixed conversion price and will have the same maturity as the other warrants issued under the YA Global financing.

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

Debt discount associated with the Convertible Notes is amortized to interest expense, using the effective yield method, over the remaining life of the Convertible Notes.  Upon conversion of the Convertible Notes into Common Stock, any unamortized debt discount relating to the portion converted will be charged to interest.  Total charges to interest for amortization of debt discount were $51,160, $500,057 and $551,217 for the years ended June 30, 2009 and June 30, 2008 and from inception through June 30, 2009, respectively.

As of June 30, 2009, the outstanding balance of the Convertible Notes were $6,217, which is comprised of notes with an aggregate face amount of $9,455,000 less unamortized debt discount of $9,448,783.

The costs associated with the issuances in the amount of $1,291,427 have been recorded as deferred financing costs and are being amortized ratably over the term of the convertible notes.  The balance of deferred financing costs as of June 30, 2009 amounted to $632,324.

Stock Incentive Plans

In December 2008, the Company adopted the 2008 Incentive Compensation Plan (the "2008 Plan"), which provides for the grant of stock options, stock grants and stock purchase rights to certain designated employees and certain other persons performing services for the Company, as designated by the board of directors.  Pursuant to the 2008 Plan, an aggregate of 5,137,200 shares of common stock have been reserved for issuance.  The 2008 Plan is intended to serve as a successor to the Amended and Restated 1998 Stock Incentive Plan (the “1998 Plan”), which terminated in December 2008.  To the extent that any of the 4,548,384 options or restricted stock units issued under the 1998 Plan subsequently expire unexercised or without the issuance of shares thereunder, the number of shares of common stock subject to those expired options and restricted stock units will be added to the share reserve available for issuance under the 2008 Plan, up to an additional 1,000,000 shares.  On February 19, 2009, the Company filed a registration statement with the SEC to register all of the 6,137,200 shares of Common Stock underlying the 2008 Plan.  The registration statement was deemed effective upon filing.

The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee.  Generally, the awards vest based upon time-based conditions or achievement of specified goals and milestones.

The fair value of each stock option granted has been determined using the Black-Scholes model.  The material factors incorporated in the Black-Scholes model in estimating the value of the options reflected in the above table include the following:

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended June 30,
	2009	2008	2007
Estimated life in years	3.0-5.5	4-6	6-10
Risk-free interest rate (1)	1.3%-2.1%	1,9%-4.1%	4.2%-4.65%
Volatility	100%	100%	70%-80%
Dividend paid	None	None	None

(1) represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term.

The economic values of the options will depend on the future price of the Company's common stock, par value $0.01 (the “Common Stock”), which cannot be forecast with reasonable accuracy.

Stock option activity under the 2008 Plan and 1998 Plan is summarized as follows:

		Weighted-average
	Shares	Exercise Price
Options outstanding at July 1, 2006	2,426,500	$2.56
Granted	338,000	$1,08
Exercised	-	-
Expired	(118,500)	$3.42
Options outstanding at June 30, 2007	2,646,000	$2.33
Granted	1,069,600	$0.99
Exercised	-	-
Expired	-	-
Options outstanding at June 30, 2008	3,715,600	$1,95
Granted	834,812	$0.59
Exercised	-	-
Expired	-	-
Options outstanding at June 30, 2009	4,550,412	$1.70

Options exercisable at June 30, 2007	2,396,334	$2.45
Options exercisable at June 30, 2008	2,778,336	$2.25
Options exercisable at June 30, 2009	3,667,412	$1.90

Weighted-average fair value of options granted during the year ended June 30, 2007		$0.86
Weighted-average fair value of options granted during the year ended June 30, 2008		$0.76
Weighted-average fair value of options granted during the year ended June 30, 2009		$0.45

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-vested stock option activity under the Plan is summarized as follows:

		Weighted-average
	Number of	Grant-Date
	Options	Fair Value
Non-vested stock options at July 1, 2006	245,163	$1.47
Granted	338,000	$0.86
Vested	(328,497)	$1.30
Forfeited	(5,000)	$0.87
Non-vested stock options at June 30, 2007	249,666	$1.07
Granted	1,069,600	$0.76
Vested	(382,002)	$0.82
Forfeited	-	-
Non-vested stock options at June 30, 2008	937,264	$0.77
Granted	834,812	$0.45
Vested	(889,076)	$0.58
Forfeited	-	-
Non-vested stock options at June 30, 2009	883,000	$0.66

The following table summarizes information about stock options outstanding at June 30, 2009:

		Options Outstanding		Options Exercisable
		Weighted –average	Weighted-		Weighted-
	Number	Remaining	average	Number	average
Ranges of	Outstanding at	Contractual	Exercise	Exercisable at	Exercise
Exercise Prices	June 30, 2009	Life (Years)	Price	June 30, 2009	Price
$0.47 - $0.99	1,854,412	8.8	$0.81	971,412	$0.77
$1.05 - $2.05	1,378,500	4.6	$1.60	1,378,500	$1.60
$2.10 - $4.00	1,317,500	3.2	$3.06	1,317,500	$3.06
$0.47 - $4.00	4,550,412	5.9	$1.70	3,667,412	$1.90

As of June 30, 2009, the aggregate intrinsic value of stock options outstanding was $207,350, with a weighted-average remaining term of 5.9 years.  The aggregate intrinsic value of stock options exercisable at that same date was $134,210, with a weighted-average remaining term of 5.2 years.  As of June 30, 2009, the Company has 4,887,472 shares available for future stock option grants.

As of June 30, 2009, total estimated compensation expense not yet recognized related to stock option grants amounted to $68,651, which will be recognized over the next 18 months, and an additional $640,000 which may be recognized as achievement of certain target goals under the Company’s Long-Term Incentive Program become probable over the next 18 months.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Short-Term Incentive Program

Year ended June 30, 2009

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

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2009, the Company has determined that the target goals have been achieved subject to compensation committee approval.  The total amount of  compensation expense in connection with the short-term incentive program in the amount of $140,480 has been recorded ratably over the seven and one-half month period from November 19, 2008 through June 30, 2009.  Such compensation expense was determined under a black-scholes model on the date of adoption of the Short-Term Equity Incentive Program

Year Ended June 30, 2008

On December 13, 2007, upon recommendation of the Company’s Compensation Committee, the Board adopted a Short-Term Equity Incentive Program for the members of the executive management team.

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

The target goals were achieved by the Company and the executive officers have been awarded the following number of shares and options for the Fiscal year ended June 30, 2008:

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

As of June 30, 2009 and June 30, 2008, the Company was not able to determine if the achievement of the target goals under the Long-Term Equity Incentive Program are probable and, therefore, has not yet begun to recognize any of the $640,000 compensation expense that was computed on the date of adoption of the program.  The Company will begin recognizing such compensation expense ratably over the remaining term of the plan at such time that the Company is able to determine that the achievement of the target goals are probable.

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

The following table represents warrants outstanding as of:
	June 30,
Exercise Price	2009	2008
$7.00	10,000	10,000
3.79	-	842,141
3.59	-	237,600
3.50	280,000	280,000
3.45	15,000	15,000
3.38	965,380	965,380
3.15	20,000	20,000
2.35	15,000	15,000
2.15	110,000	110,000
1.40	5,000	5,000
1.18	993,153	993,153
1.08	2,500	2,500
1.07	139,041	139,041
1.01	8,675,000	8,675,000
.99	1,000	1,000
.90	7,330,555	7,330,555
.74	151,314	155,556
.60	500	-
	18,713,443	19,796,926

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2009, 18,712,777 of the above warrants are exercisable expiring at various dates through 2018. At June 30, 2009, the weighted-average exercise price on the above warrants was $1.15.

Share Based Compensation

The following stock-based compensation expense of $506,847, $897,321, $970,162 and $10,202,944 was recognized for the years ended June 30, 2009, 2008, 2007 and cumulatively from inception through June 30, 2009, respectively:

	Year Ended June 30,			Cumulative
	2009	2008	2007	From Inception
General and administrative expenses	$445,255	$749,100	$909,848	$8,731,296
Research and development expenses	61,592	148,221	60,314	1,471,648
Total stock-based compensation expense	$506,847	$897,321	$970,162	$10,202,944
Basic and diluted loss per common share	$.03	$.05	$.06

8. INCOME TAXES:	The Company files a consolidated federal income tax return. The subsidiary files separate state and local income tax returns.

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Year ended June 30,	2009	2008	2007

Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
Stock based compensation	0.5%	0.5%	2.7%
Amortization of debt discount and financing costs	5.8%	2.9%	-
Other	0.1%	0.1%	0.1%
Valuation allowance	27.6%	30.5%	31.2%
	-0-%	- 0 -%	- 0 -%

The deferred income tax asset consists of the following at:

	June 30,
	2009		2008

Deferred tax asset:
Net operating loss carryforward		$9,791,000		$7,528,000
Stock-based compensation		1,698,000		1,506,000
Other		31,000		118,000
		11,520,000		9,152,000

Valuation allowance		(11,520,000)		(9,152,000)
	$	- 0-	$	- 0 -

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2009, the Company has federal and state net operating loss carryforwards of approximately $25,582,000 and $19,219,000, respectively, available to offset future taxable income expiring on various dates through 2029.  The timing and extent to which the Company can utilize future tax deductions in any year may be limited by provisions of the Internal Revenue Code regarding changes in ownership of Corporations (i.e. IRS Code Section 382).

9. COMMITMENTS:
Research Agreement

Effective September 1, 1998, the Company entered into a research and development agreement, which has subsequently been renewed, with The University of Waterloo which Dr. John Thompson, who is an officer, director and stockholder of the Company, is affiliated with.  Pursuant to the agreement, the university provides research and development under the direction of the researcher and the Company.  The agreement is renewable annually by the Company which has the right of termination upon 30 days' advance written notice.  Effective September 1, 2009, the Company extended the research and development agreement for an additional one-year period through August 31, 2010, in the amount of Can $650,400, or approximately U.S. $650,400. Research and development expenses under this agreement for the years ended June 30, 2009, 2008 and 2007 aggregated U.S. $653,104, U.S. $730,960 and U.S. $568,872, respectively, and U.S. $5,280,368 for the cumulative period through June 30, 2009.  Future obligations to be paid under the agreement through August 31, 2010 equal approximately U.S. $770,000.

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

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 4, 2008, the Company entered into a supply agreement with AVECIA under which AVECIA will supply the Company with the siRNA portion of the Company’s combination therapy consisting of the Factor 5A gene and siRNA against Factor 5A (the “Plasmid Product”).  The agreement has a term which commences on the date of the agreement and terminates on the later of the completion of all services to be provided under the agreement or 30 days following delivery of the final shipment of product.

In the aggregate, the Company anticipates that it will pay approximately $690,000 under the terms of the supply agreements over to the next 12 months.

Employment and Consulting Agreements

Effective May 1, 1999, the Company entered into a consulting agreement for research and development with Dr. John Thompson.  Effective January 1, 2003, 2005, and 2007, the agreement was amended to provide for an increase in the monthly payments from $3,000 to $5,000, $5,000 to $5,200, and $5,200 to $5,417, respectively.  The agreement was renewed for an additional two-year term through June 30, 2011.  Future obligations to be paid under the agreement equal $130,000.

The Company had employment agreements with the executive officers of the Company, all of whom are also stockholders of the Company.  These agreements provided for a base compensation and additional amounts, as defined.  In May 2009, the Company gave notice of termination of the employment agreements.  The agreements will expire between October 2009 and July 2010.  Future base compensation to be paid through July 2010 under the agreements as of June 30, 2009 is $434,974.

Facility Lease

The Company is obligated under a noncancelable operating lease of office space expiring on May 31, 2011.  The aggregate minimum future payments, subject to certain escalations, is payable as follows:

Year ending June 30,
2010	79,420
2011	73,568
$152,988

Rent expense charged to operations aggregated $84,768, $75,602, $92,872 and $670,577 for the years ended June 30, 2009, 2008, 2007, and from inception through June 30, 2009, respectively.

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

In February, 2009, Stanford was put into receivership and no longer has the ability to perform the services provided for in the agreement.  The Company has no further obligations under the agreeement

10. JOINT VENTURE:
On May 14, 1999, the Company entered into a joint venture agreement ("Joint Venture") with an Israeli partnership that is engaged in the worldwide marketing of tissue culture plants.  The purpose of the Joint Venture is to develop enhanced banana plants which will result in banana fruit with improved consumer- and grower-driven traits.  For the period from inception on May 14, 1999 to June 30, 2009, the Joint Venture has had no revenue, expenses, assets or liabilities.  The program has been performed as a joint collaboration whereby the Company pays for 50% of the research costs of the program.  The Company's portion of the  expenses of the collaboration approximated $210,000, $205,000 and $162,500 for the years ended June 30, 2009, 2008 and 2007, respectively, and is included in research and development expenses.

In July 1999, the Joint Venture applied for and received a conditional grant from the Israel - United States Binational Research and Development Foundation (the "BIRD Foundation").  This agreement, as amended, allowed the Joint Venture to receive $340,000 over a five-year period ending May 31, 2004.  Grants received from the BIRD Foundation will be paid back only upon the commercial success of the Joint Venture's technology, as defined.  The Company has received a total of $99,728, none of which was received during the years ended June 30, 2009, June 30, 2008 and June 30, 2007.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. LICENSE AND DEVELOPMENT AGREEMENTS:
In June 2002, the Company entered into a three-year exclusive worldwide development and option agreement with ArborGen, ("ArborGen") (the "Agreement") to develop the Company's technology in certain species of trees.  In July 2002, the Company received an initial fee.  In November 2004 and January 2006, the Company received milestone payments.  On December 21, 2006, ArborGen converted the Agreement into a commercial license agreement for the development and commercialization of certain species of trees.  Under the terms of the license agreement, the Company will receive certain annual payments over two years and, additionally, upon commercialization, a royalty on incremental net sales.

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

12. VALUATION AND QUALIFYING ACCOUNTS:

	Years Ended June 30, 2009, 2008, and 2007.
	Balance at	Additions
	Beginning of	Charged		Balance at
	Year	to Expense(*)	Deductions	End of Year
Year ended June 30, 2009:
Valuation allowance – deferred tax asset	$9,152,000	$2,368,000	$0	$11,520,000
Year ended June 30, 2008:
Valuation allowance – deferred tax asset	$7,719,000	$1,433,000	$0	$9,152,000
Year ended June 30, 2007:
Valuation allowance – deferred tax asset	$6,523,000	$1,196,000	$0	$7,719,000

(*) Offset to tax benefit of net operation losses.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. QUARTERLY FINANCIAL DATA (UNAUDITED) :

	Year Ended June 30, 2009
Quarter Ended	September 30	December 31	March 31	June 30

Revenue	$200,000	$-	$75,000	$-
Total operating expenses	1,034,251	1,228,342	1,072,739	1,224,369
Loss from operations	(834,251)	(1,228,342)	(997,739)	(1,224,369)
Interest expense and amortization of debt discount and financing costs	(370,212)	(413,993)	(334,475)	(366,564)
Interest income	23,057	17,994	737	1,288
Net loss	$(1,181,406)	$(1,624,341)	$(1,331,477)	$(1,589,645)
Basic and diluted net loss per common share	$(0.06)	$(0.09)	$(0.07)	$(0.08)
Basic and diluted weighted-average number of common shares outstanding	18,379,379	18,629,575	19,033,091	19,520,549

	Year Ended June 30, 2008
Quarter Ended	September 30	December 31	March 31	June 30
		(Restated)	(Restated)

Revenue	$371,250	$6,250	$79,167	$-
Total operating expenses	741,954	978,105	1,351,142	984,488
Loss from operations	(370,704)	(971,855)	(1,271,975)	(984,488)
Interest expense and amortization of debt discount and financing costs	(18,221)	(103,210)	(254,149)	(727,337)
Interest income	6,879	25,227	43,907	24,436
Net loss	$(382,046)	$(1,049,838)	$(1,482,217)	$(1,687,389)
Basic and diluted net loss per common share	$(0.02)	$(0.06)	$(0.08)	$(0.09)
Basic and diluted weighted-average number of common shares outstanding	17,473,694	17,474,870	17,583,461	18,113,932

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

14. SUBSEQUENT EVENTS
Transaction with Partlet Holdings

On July 9, 2009, the Company entered into a Securities Purchase Agreement (the “Partlet Securities Purchase Agreement”) with Partlet Holdings Ltd., which is an accredited investor, pursuant to which the Company will issue and sell up to an aggregate of 1,111,111 shares (the “Shares”) of the Company’s common stock at $0.90 per share and each of a Series A warrant (the “Partlet Series A Warrant”) and a Series B warrant (the “Partlet Series B Warrant”) (collectively the Partlet Series A Warrant and Partlet Series B Warrant shall be referred to herein as the “Partlet Warrants”).

The Partlet Series A Warrant entitles the holder to purchase 1,000,000 shares of the Company’s common stock at $0.01 per warrant share.  The Partlet Series A Warrant has a term of seven years and is exercisable immediately after the date of grant.

The Partlet Series B Warrant entitles the holder to purchase 2,055,555 shares of the Company’s common stock at $0.60 per warrant share.  The Partlet Series B Warrant has a term of seven years and is not exercisable until after the six-month anniversary after the date of grant.

On July 9, 2009, the Company closed on $950,000 of aggregate proceeds of the private placement and, on that date, issued (i) a total of 1,055,555 Shares (ii) a Partlet Series A Warrant to purchase 950,000 shares of the Company’s common stock, which was exercised on July 14, 2009, and (iii) a Partlet Series B Warrant to purchase 1,952,778 shares of the Company’s common stock.  The remaining $50,000 in proceeds cannot be closed upon until the Company receives  approval from the NYSE Amex Exchange for certain aspects of the transaction.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transaction with Each of Robert and Tim Forbes

On July 29, 2009, Senesco Technologies, Inc. (the “Company”) entered into a Securities Purchase Agreement, (the “Forbes Securities Purchase Agreement”) with each of Robert Forbes and Timothy Forbes, each of whom is an accredited investor, pursuant to which, subject to stockholder approval, it is anticipated that the Company will issue and sell an aggregate of 444,444 shares of common stock at $0.90 (the “Shares”) per share and each of a Series A warrant, (the “Forbes Series A Warrants”), and a Series B warrant (the “Forbes Series B Warrants”).  Each of Robert Forbes and Timothy Forbes are the brothers of Christopher Forbes who is a director of Senesco.  Mr. Christopher Forbes will not be deemed to be the beneficial owner of, nor will he have a pecuniary interest in the Shares or Warrants issued to his brothers.

The Forbes Series A Warrants entitle the holders to purchase, in the aggregate, up to 400,000 shares of the Company’s common stock at $0.01 per warrant share.  The Forbes Series A Warrants have a term of seven years and are exercisable immediately after the date of grant.

The Forbes Series B Warrants entitle the holders to purchase, in the aggregate, up to 405,556 shares of the Company’s common stock at $0.60 per warrant share.  The Forbes Series B Warrants have a term of seven years and are not exercisable until after the six-month anniversary after the date of grant.

Transaction with Insiders and Affiliates

On July 29, 2009, the Company entered into a Securities Purchase Agreement, (the “Affiliate’s Securities Purchase Agreement”) with each of Harlan W. Waksal, M.D., Rudolf Stalder, Christopher Forbes, David Rector, John N. Braca, Jack Van Hulst, Warren Isabelle and the Thomas C. Quick Charitable Foundation (the “Affiliate Investors”) each of whom is an accredited investor, pursuant to which, subject to stockholder approval, it is anticipated that the Company will issue and sell an aggregate of 144,444 Shares of the Company’s common stock at $0.90 per share and each of a Series A warrant, (the “Affiliate’s Series A Warrants”), and a Series B warrant (the “Affiliate’s Series B Warrants”).  Each of Harlan W. Waksal, M.D., Rudolf Stalder, Christopher Forbes, David Rector, John N. Braca, Jack Van Hulst and Warren Isabelle serve on the Company’s board.  The Thomas C. Quick Charitable Foundation is an affiliate of our board member Thomas C. Quick.

The Affiliate’s Series A Warrants entitle the holders to purchase in the aggregate, up to 130,000 shares of the Company’s common stock at $0.01 per warrant share.  The Affiliates Series A Warrants have a term of seven years and are exercisable immediately after the date of grant.

The Affiliate’s Series B Warrants entitle the holders to purchase, in the aggregate, up to 131,807 shares of the Company’s common stock at $0.60 per warrant share.  The Affiliate’s Series B Warrants have a term of seven years and are not exercisable until after the six-month anniversary after the date of grant.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transaction with Cato Research Ltd.

On July 29, 2009, the Company entered into a Securities Agreement with Cato Holding Company (“Cato”), who is an accredited investor, pursuant to which, subject to stockholder approval, it is anticipated that the Company will issue an aggregate of 194,444 Shares of the Company’s common stock at $0.90 per share and each of a Series A warrant (the “Cato Series A Warrant”) and a Series B warrant (the “Cato Series B Warrant”).  The Shares will be issued to Cato in exchange for debt which is currently owed by us to Cato Research Ltd. in the amount of $175,000.  Cato Research Ltd. is an affiliate of Cato.

The Cato Series A Warrant entitles the holder to purchase in the aggregate, up to 175,000 shares of the Company’s common stock at $0.01 per warrant share.  The Cato Series A Warrant has a term of seven years and is exercisable immediately after the date of grant.

The Cato Series B Warrant entitles the holder to purchase, in the aggregate, up to 177,431 shares of the Company’s common stock at $0.60 per warrant share.  The Cato Series B Warrant has a term of seven years and is not exercisable until after the six-month anniversary after the date of grant.

The foregoing proceeds cannot be closed upon until the Company receives approval from the NYSE Amex Exchange for certain aspects of the transactions and complies with other customary closing conditions.  Assuming all of the proceeds of the private placements can be closed upon, the Company anticipates it will receive gross proceeds equal to $705,000.

In May 2009, the FASB issued FASB Statement No. 165 (SFAS No. 165), "Subsequent Events", which is effective for reporting periods ending after June 15, 2009.  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued, or are available to be issued.  The Company adopted SFAS No. 165 and it did not have an impact on the Company's consolidated financial statements.  The Company evaluated all events or transactions that occurred after June 30, 2009 up through September 22, 2009.