Form 10-K/A
period 2009-06-30
SENESCO TECHNOLOGIES INC
filed 2009-10-28
CIK 1035354

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

Explanatory Note

We are filing this Amended and Restated Annual Report on Form 10-K/A of Senesco Technologies, Inc. (the “Form 10-K”) to include the information required by Part III of the Form 10-K as we no longer anticipate filing our proxy statement for the 2009 annual meeting, within 120 days of June 30, 2009. With the exception of the inclusion of information required by Part III, no information contained in this Form 10-K has been changed.

TABLE OF CONTENTS

-i-

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

Safe Harbor Statement

The statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  In particular, our statements regarding the anticipated growth in the markets for our technologies, the continued advancement of our research, the approval of our patent applications, the possibility of governmental approval in order to sell or offer for sale to the general public a genetically engineered plant or plant product, the successful implementation of our commercialization strategy, including the success of the ArborGen Agreement, the Cal/West License, The Scotts License, the Broin License, the Bayer Licenses, the Monsanto License, and the Research and Development Agreements, the successful implementation of the Rahan Joint Venture, statements relating to our patent applications, the anticipated long term growth of our business, the results of our preclinical studies, if any, our ability to comply with the continued listing standards of the NYSE Amex,  and the timing of the projects and trends in future operating performance are examples of such forward-looking statements.  The forward-looking statements include risks and uncertainties, including, but not limited to, our limited operating history, our  need for additional capital to fund our operations until we are able to generate a profit,  the current economic environment, our dependence on a single principal technology, our outsourcing of our research and development activities, our  significant future capital needs, our dependence on our patents and proprietary rights and the enforcement of these rights, the potential for our competitors to allege that we are infringing upon their intellectual property rights, the potential that our technology infringes the intellectual property of our competitors or other third parties, the potential that our security measures may not adequately protect our unpatented technology, potential difficulty in managing our growth and expanding our operations, our lack of marketing or sales history and dependence on third-party marketing partners, our potential future dependence on joint ventures and strategic alliances to develop and market our technology, the intense competition in the human health and agricultural biotechnology industries, the various government regulations that our business is subject to, the potential that our preclinical studies and clinical trials of our human health applications may be unsuccessful, any inability to license from third parties their proprietary technologies or processes which we use in connection with the development of our technology, the length, expense and uncertainty associated with  clinical trials for our human health technology, the potential that, even if we receive regulatory approval, consumers may not accept products containing our technology, our dependence on key personnel, the potential that certain provisions of our charter, by-laws and Delaware law could make a takeover difficult, increasing political and social turmoil, the potential that our management and other affiliates, due to their significant control of our common stock ability to significantly influence our actions,  the potential that a significant portion of our total outstanding shares of common stock may be sold in the market in the near future, the limited trading market of our common stock, the potential that our common stock may be delisted from the NYSE Amex Exchange, fluctuations in the market price of our common stock, our dividend policy and potential for our stockholders to be diluted.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related StockholderMatters and Issuer Purchases of Equity Securities.

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

Item 9.	Changes in and Disagreements with Accountants on Accounting andFinancial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Management’s Annual Report on Internal Control Over Financial Reporting

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following is a list of our current directors and executive officers, as of September 30, 2009, together with their ages and business backgrounds:

Name	Age	Capacities in Which Served	In Current Position Since
Bruce C. Galton	57	President and Chief Executive Officer, Director	October 2001
John E. Thompson, Ph.D.	68	Executive Vice President and Chief Scientific Officer, Director	July 2004
		Executive Vice President of Research and Development	October 1999 to July 2004
Sascha P. Fedyszyn	34	Vice President of Corporate Development and Secretary	January 1999
Joel P. Brooks	50	Chief Financial Officer and Treasurer	December 2000
Richard Dondero	59	Vice President of Research and Development	July 2004
Harlan W. Waksal, M.D. (1)	56	Chairman of the Board of Directors	June 2009
John. N. Braca (1) (2)	51	Director	October 2003
Christopher Forbes (3)	58	Director	January 1999
Warren J. Isabelle	57	Director	June 2009
Thomas C. Quick (3)	54	Director	February 1999
David Rector (1) (2)	62	Director	February 2002
Rudolf Stalder	68	Director	February 1999
Jack Van Hulst (2)	70	Director	January 2007

(1)	Member of the Compensation Committee
(2)	Member of the Audit Committee
(3)	Member of the Corporate Governance Committee

None of our current executive officers are related to any other executive officer or to any of our directors.  Our executive officers are elected annually by our board and serve until their successors are duly elected and qualified.

Bruce C. Galton has been our director since November 2001, and he was appointed our President and Chief Executive Officer on October 4, 2001.  From April 2000 until June 2001, when it was acquired by Transgenomic, Inc., Mr. Galton was President and Chief Operating Officer and a director of Annovis, Inc., a manufacturer of specialty chemicals for DNA synthesis with operations in Pennsylvania and Glasgow, United Kingdom.  From January 1985 to May 1999, Mr. Galton held various senior management positions at Cistron Biotechnology, Inc., including President and Chief Operating Officer from 1988 to 1997 and Chairman and Chief Executive Officer from 1997 to 1999.  Cistron Biotechnology, Inc. was engaged in the research and development of certain cytokines, which act as key immune regulators.  Mr. Galton is a trustee of the Interfaith Food Pantry (Morris County New Jersey) and is a former member of the Borough of Madison, New Jersey Downtown Development Commission and a former trustee of the Museum of Early Trades and Crafts.  Mr. Galton had also served as a Councilman from 1996 through 1998 and a member of Madison’s Planning Board from 1994 through 1998.  Mr. Galton received a Bachelor of Science in Commerce with a major in Accounting from the University of Virginia in 1974 and a Master of Business Administration in Finance from Fairleigh Dickinson University in 1977.

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

Joel Brooks was appointed our Chief Financial Officer and Treasurer in December 2000. From September 1998 until November 2000, Mr. Brooks was the Chief Financial Officer of Blades Board and Skate, LLC, a retail establishment specializing in the action sports industry.  Mr. Brooks was Chief Financial Officer from 1997 until 1998 and Controller from 1994 until 1997 of Cable and Company Worldwide, Inc.  He also held the position of Controller at USA Detergents, Inc. from 1992 until 1994, and held various positions at several public accounting firms from 1983 through 1992.  Mr. Brooks is also a director and member of the audit committee of USA Technologies, Inc.  Mr. Brooks received his Bachelor of Science degree in Commerce with a major in Accounting from Rider University in February 1983.

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

Harlan W. Waksal, M.D. has been our chairman of the board of directors since June 2009 and a director since October 2008.  From July 2003 to present, Dr. Waksal has been the President and Sole Proprietor of Waksal Consulting L.L.C., which provides strategic business and clinical development counsel to biotechnology companies.  Dr. Waksal co-founded the biotechnology company, ImClone Systems Inc. in 1984.  From March, 1987 through July 2003, Dr. Waksal had served in various senior roles for ImClone Systems Incorporated as follows: March 1987 through April 1994 – President; April 1994 through May 2002 – Executive Vice President and Chief Operating Officer; May 2002 through July 2003 – President, Chief Executive Officer and Chief Operating Officer.  Dr. Waksal also served as a director of ImClone Systems Incorporated from March 1987 through January 2005.  Dr. Waksal is the Chairman of the New Jersey Region of the American Committee for the Weizmann Institute of Science, and he is also a member of the Boards of Trustees of The Montclair Art Museum, Oberlin College, InnoVida Holdings, LLC and the American Committee for the Weizmann Institute of Science.   Dr. Waksal received a Bachelor of Arts in Biology from Oberlin College and an M.D. from Tufts University School of Medicine.

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

Christopher Forbes has been our director since January 1999.  Since 1989, Mr. Forbes has been Vice Chairman of Forbes, Inc., which publishes Forbes Magazine and Forbes.com.  From 1981 to 1989, Mr. Forbes was Corporate Secretary at Forbes. Prior to 1981, he held the position of Vice President and Associate Publisher.  Mr. Forbes has been a director of Forbes, Inc. since 1977.  Mr. Forbes is the Chairman of the American Friends of the Louvre, and he also sits on the Boards of  The New York Academy of Art, and the Prince Wales Foundation.  He is also a member of the Board of Advisors of The Princeton University Art Museum. Mr. Forbes received a Bachelor of Arts degree in Art History from Princeton University in 1972.  In 1986, he was awarded the honorary degree of Doctor of Humane Letters by New Hampshire College and in 2003 was appointed a Chevalier of the Legion of Honor by the French Government.

Warren J. Isabelle has been our director since June 2009.  Mr. Isabelle, is a founder and principal of Ironwood Investment Management L.L.C., located in Boston, MA.  Mr. Isabelle founded Ironwood Investment management L.L.C in August, 1997.  From 1983 until 1997 Mr. Isabelle was with Pioneer Management Corporation where he served most recently as Director of Research and Head of U.S. Equities.  Mr. Isabelle has also, since January, 2004 served as a member of the Public Board and the Investment Committee of the University of Massachusetts Foundation.

Thomas C. Quick has been our director since February 1999.  Since 2003, Mr. Quick has been the President of First Palm Beach Properties, Inc.  From 2001 through 2003, Mr. Quick was the Vice Chairman of Quick & Reilly/Fleet Securities, Inc., successor to The Quick & Reilly Group, Inc., a holding company for four (4) major financial services businesses.  From 1996 until 2001, Mr. Quick was the President and Chief Operating Officer and a director of Quick & Reilly/Fleet Securities, Inc.  From 1985 to 1996, he was President of Quick & Reilly, Inc., a Quick & Reilly subsidiary and a national discount brokerage firm.  Mr. Quick serves as a member of the Board of Directors and compensation committee of B.F. Enterprises. He is also a member of the Board of Directors of Best Buddies, The American Ireland Fund, Venetian Heritage, Inc. and serves on the Investment Advisory Board for the St. Jude Children’s Hospital.  He is a trustee of the National Corporate Theater Fund, Cold Spring Harbor Laboratories, the Norton Museum, the Inter-City Scholarship Foundation of New York City and an advisory board member of Christie, European.  Mr. Quick is a graduate of Fairfield University.

David Rector has been our director since February 2002.  Mr. Rector also serves as a director and member of the compensation and audit committee of the Dallas Gold and Silver Exchange (formerly Superior Galleries, Inc.), a director and sole officer of Standard Drilling, Inc., a director of Federated Sports & Enternainment, and a director, President and CEO of NanoDynamics, Inc.  Mr Rector is also a director of CardOne Plus, Inc. and NuWest, Inc..   From May 2004 through December 2006, Mr. Rector had served in senior management positions with Nanoscience Technologies, Inc., a development stage company engaged in the development of DNA Nanotechnology.  Also, since 1985, Mr. Rector has been the Principal of The David Stephen Group, which provides enterprise consulting services to emerging and developing companies in a variety of industries.  From 1983 until 1985, Mr. Rector served as President and General Manager of Sunset Designs, Inc., a domestic and international manufacturer and marketer of consumer product craft kits, and a wholly-owned subsidiary of Reckitt & Coleman N.A.  From 1980 until 1983, Mr. Rector served as the Director of Marketing of Sunset Designs.  From 1971 until 1980, Mr. Rector served in progressive roles in the financial and product marketing departments of Crown Zellerbach Corporation, a multi-billion dollar pulp and paper industry corporation.  Mr. Rector received a Bachelor of Science degree in Business/Finance from Murray State University in 1969.

Rudolf Stalder has been our director since February 1999 and was appointed as our Chairman and Chief Executive Officer on January 10, 2000.  On October 4, 2001, Mr. Stalder resigned as our Chief Executive Officer.  On June 8, 2009 Mr. Stalder resigned as our Chairman.  Mr. Stalder is a former member of the Executive Boards of Credit Suisse Group and Credit Suisse First Boston and former Chief Executive Officer of the Americas Region of Credit Suisse Private Banking.  Mr. Stalder joined Credit Suisse in 1980 as a founding member and Deputy Head of the Multinational Services Group.  In 1986, he became Executive Vice President.  He was named to Credit Suisse’s Executive Board in 1989.  In 1990, he became Head of the Commercial Banking Division and a Member of the Executive Committee.  From 1991 to 1995, Mr. Stalder was Chief Financial Officer of Credit Suisse First Boston and a Member of the Executive Boards of Credit Suisse Group and Credit Suisse First Boston.  He became head of the Americas Region of Credit Suisse Private Banking in 1995 and retired in 1998.  Prior to moving to the United States, Mr. Stalder was a member of the Board of Directors for several Swiss subsidiaries of major corporations including AEG, Bayer, BTR, Hoechst, Saint Gobain, Solvay and Sony.  He is a fellow of the World Economic Forum.  He currently serves on the Board  and is the treasurer of the Greater Bridgeport Symphony.  He was a member of the Leadership Committee of the Consolidated Corporate Fund of Lincoln Center for the Performing Arts, Board of The American Ballet Theatre and a Trustee of Carnegie Hall.  From 1991 through 1998, Mr. Stalder was Chairman of the New York Chapter of the Swiss-American Chamber of Commerce.  He continues to serve as an Advisory Board Member of the American-Swiss Foundation.  Mr. Stalder received a diploma in advanced finance management at the International Management Development Institute in Lausanne, Switzerland in 1976.  He completed the International Senior Managers Program at Harvard University in 1985.

Jack Van Hulst has been our director since January 2007.  Mr. Van Hulst also serves as a director and member of the compensation and audit committees of Napo Pharmaceuticals, Inc. and HiTech Pharmacal, Inc.  Mr. Van Hulst is also an advisory board member of Arsenal Capital Partners and Chairman of The International Center in New York, a non-profit organization.  He has more than 40 years of international experience in the pharmaceutical industry. He began his career in 1968 at Organon, which was subsequently acquired by AKZO, N.V., the multinational human and animal healthcare company, where he was based in Europe and the US and responsible for establishing AKZO’s position in the US in the manufacturing and sales and marketing of fine chemicals. Mr. Van Hulst later became President of AKZO’s US Pharmaceutical Generic Drug Business and was responsible for establishing AKZO in the US generic drug industry. From 1989 to 1999, Mr. Van Hulst successively owned and led two generic pharmaceutical companies, improving their operations and then selling them to a private equity group and a pharmaceutical company. From 1999 to 2005, he was Executive Vice President at Puerto Rico-based MOVA Pharmaceutical Corporation, a contract manufacturer to the pharmaceutical industry that recently merged with Canadian-based Patheon.

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

Code of Business Ethics and Conduct

On March 17, 2003, our board adopted a Code of Business Ethics and Conduct, which may also be found on our website at www.senesco.com.  Our Code of Ethics contains written standards designed to deter wrongdoing and to promote:

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

Audit Committee

We have an Audit Committee which committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act.  Our Audit Committee was established in July 1999.  On June 27, 2008, our board adopted an Amended and Restated Audit Committee Charter.  The primary responsibilities of our Audit Committee include:

•	appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;

•	overseeing the work of our independent registered public accounting firm, including through the receipt and consideration of certain reports from our independent registered public accounting firm;

•	reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures;

•	monitoring our internal control over financial reporting, disclosure controls and procedures and code of business conduct and ethics;

•	discussing our risk management policies;

•	establishing policies regarding hiring employees from our independent registered public accounting firm and procedures for the receipt and retention of accounting related complaints and concerns;

•	meeting independently with our independent registered public accounting firm and management; and

•	preparing the audit committee report required by SEC rules.

Previously, our Audit Committee was comprised of John N. Braca, David Rector and Thomas C. Quick. As previously announced, effective, December 18, 2008, our Audit Committee is currently comprised of John N. Braca, David Rector and Jack Van Hulst. Mr. Braca currently serves as the chairman of the Audit Committee.  The NYSE AMEX currently requires an Audit Committee comprised solely of independent directors.  Messrs. Braca, Rector and Van Hulst are “independent” members of our board.  In addition, our board has determined that Mr. Braca satisfies the definition of an audit committee “financial expert”.

Item 11.           Executive Compensation.

This Compensation Discussion and Analysis explains the principles underlying our compensation policies and decisions and the principal elements of compensation paid to our executive officers during Fiscal 2009.  Our Chief Executive Officer, Chief Financial Officer and all of our other executive officers included in the Summary Compensation Table will be referred to as the “named executive officers” for purposes of this discussion.

Compensation Objectives and Philosophy

The Compensation Committee, also referred to herein as the Committee, of the board is responsible for the following:

•	to discharge the board’s responsibilities relating to compensation of our directors and named executive officers;

•	to have overall responsibility for approving and evaluating our director and officer compensation plans, policies and programs;

•	to have responsibility for producing an annual report on executive compensation for inclusion in our proxy statement; and

•	to review and discuss with Senesco management the Compensation Discussion & Analysis, which is included in Senesco’s annual proxy statement.

As part of this process, the Committee seeks to accomplish the following objectives with respect to our executive compensation programs:

•	to motivate, recruit and retain executives capable of meeting our strategic objectives;

•	to provide incentives to ensure superior executive performance and successful financial results for us; and

•	to align the interests of executives with the long-term interests of our stockholders.

The Committee seeks to achieve these objectives by:

•	linking a substantial portion of compensation to our achievement of long-term and short-term financial objectives and the individual’s contribution to the attainment of those objectives;

•
providing long-term equity-based incentives and encouraging direct share ownership by executives with the intention of providing incentive-based compensation to encourage a long-term focus on company profitability and stockholder value; and

•	understanding the marketplace and establishing a compensation structure that is adjusted for our position in the marketplace and our current financial condition and limited capital resources.

Setting Executive Compensation

In Fiscal 2008 and Fiscal 2009, the Committee engaged J. Richard and Co., also referred to herein as J. Richard, a nationally recognized compensation consulting firm, to provide competitive compensation data and general advice on our compensation programs and policies for our Chief Executive Officer, and J. Richard was available for consultation with the Committee to discuss the compensation programs for our other named executive officers.  During Fiscal 2008 and Fiscal 2009, J. Richard performed a market analysis of the compensation paid by comparable companies and provided the Committee with recommended compensation ranges for the Chief Executive Officer based on the competitive data.  In addition, the Chief Executive Officer provided recommendations to the Committee with respect to the compensation packages for those other named executive officers for Fiscal 2009, and the Committee also reviewed the Chief Executive Officer’s recommendation against compensation paid by comparable companies.

For Fiscal 2008 and 2009, the Committee’s objective to target each component of compensation listed below to be competitive with comparable positions at peer group companies, and to target the total annual compensation of each named executive officer at the appropriate level for comparable positions at the competitive peer group companies.  For Fiscal 2008, our list of peer group companies was as follows:  Introgen Therapeutics, Inc.; Kosan BioSciences, Inc.; Avalon Pharmaceuticals, Inc.; Atherogenics, Inc.; Keryx BioPharaceuticals, Inc.; Targeted Genetics Corporation; Neopharm, Inc.; Genta, Inc.; and Vion Pharmaceuticals, Inc.

During the current compensation review process, the Committee elected not to engage an independent compensation consultant.  This decision was based on the Committee’s belief that prior years analysis did not closely enough parallel the scope of our business relative to the breadth of operations in general, executive officers scope of duties and responsibilities, position in the life cycle, financial responsibilities, capitalization and size of management staff.  The Committee also met with the Chief Executive Officer who agreed with the approach not to engage an outside consultant and agreed to provide a review of management’s performance against objectives for the period to assist in ascertaining equity award levels.

The Committee elected to identify various companies in the biotech sector we felt were somewhat close in scope of operation to the Company.  It became evident, as in prior years, that due to the key banner points listed above (the breadth of operations in general, executive officers scope of duties and responsibilities, position in the life cycle, financial responsibilities, capitalization and size of management staff) it is very difficult to identify such public entities for comparative purposes.  For Fiscal 2009, the companies we elected to evaluate were as follows:   Adolor Corporation (ADLR); MDRNA Inc. (MRNA); Anesiva Inc. (ANSV); Santarus Inc. (SNTS); Sequenom, Inc.(SQNM); Cubist (CBST); Lexicon (LXRX); and Targacept, Inc. (TRGT).

However, in determining the compensation of each named executive officer, the Committee also considers a number of other factors, including Senesco’s recent performance and the named executive officer’s individual performance, the Chief Executive Officer’s recommendations and the importance of the executive’s position and role in relation to execution of the Company’s strategic plan.  There is no pre-established policy for allocation of compensation between cash and non-cash components or between short-term and long-term components.  Instead, the Committee determines the mix of compensation for each named executive officer based on its review of the competitive data, its subjective analysis of that individual’s performance and contribution to our financial performance, the financial strength and outlook of the Company and, most of all, what is considered fair and reasonable based on the scope of operations and responsibilities.  For the Chief Executive Officer, for Fiscal 2009, the Committee set his performance targets and compensation levels based upon the input from the Committee’s analysis and from the Chief Executive Officer. For other named executive officers, the Committee sets performance targets and compensation levels after receiving recommendations from the Chief Executive Officer and reviewing those recommendations with the full Committee.

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

Components of Compensation

For Fiscal 2008, our executive compensation program included the following components:

•	base salary;

•	annual short-term equity incentives;

•	long-term equity incentive awards; and

•	change in control and other severance arrangements.

For Fiscal 2009, our executive compensation program included the following components:

•	base salary;

•	annual short-term equity incentives;

•	a continuation of the long-term equity incentive program; and

•	change in control and other severance arrangements.

Currently, for Fiscal 2010, our executive compensation program includes the following components:

•	base salary;

•	annual short-term equity incentives; and

•	a continuation of the long-term equity incentive program.

The Committee seeks to align the named executive officers’ and stockholders’ interests in a pay for performance environment. On average, a large portion of an executive officer's total compensation is at risk, with the amount actually paid tied to achievement of pre-established objectives and individual goals.

Base Salary

In General – It is the Committee’s objective to set a competitive rate of annual base salary or consulting fees for each named executive officer.  The Committee believes competitive base salaries are necessary to attract and retain top quality executives, since it is common practice for public companies to provide their executive officers with a guaranteed annual component of compensation that is not subject to performance risk.  However, the Committee recognizes that Senesco is still a development stage company, with little to no revenue currently and believes that developing too rigid of a compensation structure can become detrimental to the progress of the company.

When compared to comparable positions at the competitive peer group companies, it is the Committee’s objective to target the base compensation level of executive officers below the 50th percentile because of our current financial position.  Historically the compensation levels for our executive officers has been below the 25th percentile of competitive peer group companies. However, in determining the compensation of each executive officer, the Committee also considers a number of other factors, including recent Company and individual performance and the CEO’s recommendations.  There is no pre-established policy for allocation of compensation between cash and non-cash components or between short-term and long-term components.  Instead, the Committee determines the mix of compensation for each executive officer based on its review of the competitive data and its subjective analysis of that individual’s performance and contribution to the Company’s financial performance.

Base Salary for Fiscal 2009 – For Fiscal 2009, each named executive officer’s salary, except for the Executive Vice-President and Chief Scientific Officer, was increased to cover cost of living increases.  The table below shows annual Fiscal 2009 and Fiscal 2008 base salary or consulting rates for each named executive officer:

		2008		2009		%
Name	Title	Salary		Salary (1)		Increase
Bruce C. Galton	President and Chief Executive Officer	$255,000		$255,000		0.0%
John E. Thompson	Executive Vice-President and Chief Scientific Officer	$65,000	(2)	$65,000	(2)	0.0%
Sascha P. Fedyszyn	Vice-President of Corporate Development and Secretary	$101,400		$107,500		6.0%
Joel P. Brooks	Chief Financial Officer and Treasurer	$150,800		$160,000		6.1%
Richard Dondero	Vice-President of Research and Development	$130,000		$143,000		10.0%

 (1) Annual salary increase became effective July 1, 2008.
 (2) Represents consulting fees paid under a consulting agreement.

There were no increases in base salary approved for Bruce C. Galton and John E. Thompson as the Compensation Committee deemed the scope of their resource management (i.e. personnel, operating budgets, and outside relationships) were commensurate, fair and reasonable relative to their current base salary rate.

Messrs. Fedyszyn and Brooks received approximately a 6% increase in base salary to (i) reflect a cost of living adjustment and (ii) their relative performance.  Mr. Dondero also received approximately a 6% increase in base salary to reflect each of the foregoing plus an additional $5,000 range adjustment to bring his salary more in line with the other named executive officers.  The Compensation Committee wishes to provide additional compensation to all of the named executive officers, including the chief executive officer, through the development of incentive programs based on the named executives performance and attainment of stated objectives that enhance shareholder value in order to (i) link a substantial portion of their compensation to the achievement of short-term and long-term objectives and (ii) to save cash given our limited capital resources.

During the course of the year, the Committee determined that we could in no manner financially support the terms of the various employment agreements in effect.  The Committee issued a notice of non-renewal to all named executive officers in effect not renewing the employment agreements moving forward following the various upcoming anniversary dates of each agreement.  We anticipate that each of the named executive officers will, following the expiration of their employment agreements, continue as employees on an “at will basis”, meaning that either we or the employees may discontinue their employment with or without notice or cause.  The employees’ respective salaries, duties and titles will remain unchanged.

Base Salary for Fiscal 2010 – For Fiscal 2010, after a review of the factors discussed above, each named executive officer’s salary was not increased.

Annual Bonuses for Fiscal 2009 and Fiscal 2010 – Bonuses are determined at the discretion of the board based upon the recommendation of the Committee.  There were no cash bonuses granted during Fiscal 2009, and it is anticipated that there will be no cash bonuses granted for Fiscal 2010.

Short Term Incentive Equity Awards

In General – A portion of each named officer’s compensation is provided in the form of short-term equity awards.  It is the Committee’s belief that properly structured equity awards are an effective method of aligning the short-term interests of our named executive officers with those of our stockholders.

Equity awards were made in the form of incentive stock options.  The Committee has followed a grant practice of tying equity awards to its annual calendar year-end review of individual performance, its assessment of our performance and our operational results.

Restricted Stock Unit and Incentive Stock Option Short-Term Incentive Plan for Fiscal 2008 – Pursuant to the Company’s Restricted Stock Unit and Incentive Stock Option Short-Term Incentive Plan, or STIP, covering Fiscal 2008, equity grants to our named executive officers were in the form of restricted stock units, also referred to herein as RSU’s, and incentive stock options, also referred to herein as ISO’s.  Each RSU and ISO entitles the recipient to receive one share of our common stock upon vesting or upon a designated date or event following such vesting.  Each ISO was granted with an exercise price of $0.99.  Each named executive had the option of receiving their RSU grant in the form of RSU’s or ISO’s.  If a named execute chose to receive ISO’s in lieu of RSU’s, then such named executive was granted twice as many ISO’s, due to the $0.99 exercise price of such ISO’s.  All RSU’s and ISO’s were awarded together and were distributed in November 2008 after evaluation of the performance objectives identified further below under the heading STIP Performance Objectives, or SPO’s.

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

The total amount of RSU’s and ISO’s in the STIP pool awarded to our named executive officers was 237,300 shares, which consisted of 112,700 RSU’s and 124,600 ISO’s, representing 1.4% of the outstanding shares as of July 1, 2007. The specific amount of RSU’s and ISO’s awarded to each individually named executive officer relating to the performance objectives were based on (i) the functional areas assessed by the underlying detailed objectives of each named executive officer, (ii) the weight of each of the functions of each named executive officer and (iii) the contribution to each function by each named executive officer.

The amount and percentage of the RSU’s and ISO’s awarded to all the named executive officers as a whole for their contributions to each of the STIP Performance Objectives were as follows:

STIP Performance Objective	Percentage of STIP RSU and ISO Award Pool	Total Amount of RSU’s and ISO’s Awarded As a Whole to All Named Executive Officers per SPO

First STIP Performance Objective. Contributions Relating to Cancer Target	45%	126,000

Second STIP Performance Objective. Contributions Relating to Financing	25%	45,938

Third STIP Performance Objective. Contributions Relating to Licensing and Support	15%	32,812

Fourth STIP Performance Objective. Contributions Relating to Intellectual Property Administration	4%	11,200

Fifth STIP Performance Objective. Contributions Relating to Investor Relations	3%	5,775

Sixth STIP Performance Objective. Contributions Relating to Website Administration	1%	1,925

Seventh STIP Performance Objective. Contributions Relating to Audits and Securities Filings	5%	9,625

Eighth STIP Performance Objective. Contributions Relating to the American Stock Exchange Duties	1%	1,750

Ninth STIP Performance Objective. Contributions Relating to the Future Financing Plan	1%	2,275

Each named executive officer eligible to receive an award pursuant to the STIP was required to be employed by the Company upon the vesting date in November 2008 (the “Vesting Date”).  If a named executive officer was no longer employed by the Vesting Date, then such named executive officer’s respective RSU or ISO award tied to such STIP Performance Objective would be forfeited. All named executive officers were employed on the Vesting Date.  The Committee shall have the sole discretion to reinstate any eliminated portion or segment of a STIP Performance Objective award or that portion of a STIP Performance Objective award for an award to a successor to the STIP Performance Objectives.

Subject to the preceding paragraph, the approximate individual amounts and percentages of RSU and ISO awards to the named executive officers were as follows:

Name	Bruce C. Galton	Joel P. Brooks	Sascha P. Fedyszyn	John E. Thompson	Richard Dondero

Title	President and Chief Executive Officer	Chief Financial Officer and Treasurer	Vice-President of Corporate Development and Secretary	Executive Vice- President and Chief Scientific Officer	Vice-President of Research and Development

Type of Award	RSU	RSU	RSU	ISO	ISO

Percentage of 126,000 RSU’s and ISO’s Awarded for First SPO	20%	10%	10%	25%	35%

Number of RSU’s and ISO’s Awarded for the First SPO	15,750	7,875	7,875	39,376	55,124

Percentage of 45,938 RSU’s and ISO’s Awarded for the Second SPO	45%	45%	5%	0%	5%

Number of RSU’s and ISO’s Awarded for the Second SPO	19,687.5	19,687.5	2,188	0	4,375

Percentage of 32,812 RSU’s and ISO’s Awarded for the Third SPO	35%	5%	35%	15%	10%

Number of RSU’s and ISO’s Awarded for the Third SPO	9,187.5	1,312.5	9,187	7,875	5,250

Percentage of 11,200 RSU’s and ISO’s Awarded for the Fourth SPO	10%	0%	30%	30%	30%

Number of RSU’s and ISO’s Awarded for the Fourth SPO	700	0	2,100	4,200	4,200

Percentage of 5,775 RSU’s and ISO’s Awarded for the Fifth SPO	30%	30%	30%	0%	10%

Number of RSU’s and ISO’s Awarded for the Fifth SPO	1,575	1,575	1,575	0	1,050

Percentage of 1,925 RSU’s and ISO’s Awarded for the Sixth SPO	10%	10%	70%	0%	10%

Name	Bruce C. Galton	Joel P. Brooks	Sascha P. Fedyszyn	John E. Thompson	Richard Dondero

Title	President and Chief Executive Officer	Chief Financial Officer and Treasurer	Vice-President of Corporate Development and Secretary	Executive Vice- President and Chief Scientific Officer	Vice-President of Research and Development

Type of Award	RSU	RSU	RSU	ISO	ISO

Number of RSU’s and ISO’s Awarded for the Sixth SPO	175	175	1,225	0	350

Percentage of 9,625 RSU’s and ISO’s Awarded for the Seventh SPO	20%	60%	10%	5%	5%

Number of RSU’s and ISO’s Awarded for the Seventh SPO	1,750	5,250	875	875	875

Percentage of 1,750 RSU’s and ISO’s Awarded for the Eighth SPO	50%	50%	0%	0%	0%

Number of RSU’s and ISO’s Awarded for the Eighth SPO	875	875	0	0	0

Percentage of 2,275 RSU’s and ISO’s Awarded for the Ninth SPO	30%	30%	10%	10%	20%

Number of RSU’s and ISO’s Awarded for the Ninth SPO	525	525	175	350	700

Total RSU’s and ISO’s Awarded	50,225	37,275	25,200	52,676	71,924

Percentage of 237,300 RSU’s and ISO’s Awarded for All SPOs	29%	21%	14%	15%	21%

In October 2008, the Committee determined that the executive officers had achieved the previously granted short-term performance milestones, and accordingly, determined to vest, effective two trading days following the Company’s filing of its quarterly report on Form 10-Q for the quarter ended September 30, 2008, the foregoing RSUs/options as follows:

Mr. Galton received 50,255 RSUs;
Mr. Brooks received 37,275 RSUs;
Mr. Fedyszyn received 25,200 RSU;
Dr. Thompson received 52,676 options; and
Mr. Dondero received 71,924 options.

Restricted Stock Unit and Incentive Stock Option Short-Term Incentive Plan for Fiscal 2009 – Pursuant to the Company’s Restricted Stock Unit and Incentive Stock Option Short-Term Incentive Plan, or STIP, covering Fiscal 2009, equity grants to our named executive officers will be in the form of restricted stock units, also referred to herein as RSU’s, and incentive stock options, also referred to herein as ISO’s.  The RSU’s and options were granted effective two days following the filing of our quarterly report on Form 10-Q for the quarter ended September 30, 2008.  Each ISO will have an exercise price equal to the closing price on the day prior to the grant date, or $.60.  Each RSU and ISO entitles the recipient to receive one share of our common stock upon vesting or upon a designated date or event following such vesting.  Each named executive had the option of receiving their RSU grant in the form of RSU’s or ISO’s.  If a named execute chose to receive ISO’s in lieu of RSU’s, then such named executive will be granted twice as many ISO’s.  All RSU’s and ISO’s will be awarded together and will be available for distribution upon evaluation of performance objectives that have been identified further below under the heading STIP Performance Objectives, or SPO’s.

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

The total amount of RSU’s and ISO’s in the STIP pool awarded to our named executive officers was 264,000 shares, which consisted of 136,000 RSU’s and 128,000 ISO’s, representing 1.4% of the outstanding shares as of July 1, 2008. The specific amount of RSU’s and ISO’s awarded to each individually named executive officer relating to the performance objectives are based on (i) the functional areas assessed by the underlying detailed objectives of each named executive officer, (ii) the weight of each of the functions of each named executive officer, and (iii) the contribution to each function by each named executive officer.

The amount and percentage of the RSU’s and ISO’s awarded to all the named executive officers as a whole for their contributions to each of the STIP Performance Objectives was as follows:

STIP Performance Objective	Percentage of STIP RSU and ISO Award Pool	Total Amount of RSU’s and ISO’s Awarded As a Whole to All Named Executive Officers per SPO

First STIP Performance Objective. Contributions Relating to Finance Objectives	15%	30,900

Second STIP Performance Objective. Contributions Relating to Agricultural Licensing Objectives	20%	53,600

Third STIP Performance Objective. Contributions Relating to Human Health Objectives	25%	82,000

Fourth STIP Performance Objective. Contributions Relating to Investor Relations, Intellectual Property and Website Administration	25%	61,500

Fifth STIP Performance Objective. Contributions Relating to Organizational Objectives	15%	36,000

Each named executive officer eligible to receive an award pursuant to the STIP is required to be employed by the Company upon the vesting date in or around November 2009 (the “Vesting Date”).  If a named executive officer is no longer employed by the Vesting Date, then such named executive officer’s respective RSU or ISO award tied to such STIP Performance Objective will be forfeited. The Committee shall have the sole discretion to reinstate any eliminated portion or segment of a STIP Performance Objective award or that portion of a STIP Performance Objective award for an award to a successor to the STIP Performance Objectives.

The amount and percentage of RSU’s and ISO’s awarded to the named executive officers individually for their contributions to each of the STIP Performance Objectives may be modified, altered and redistributed by the Chief Executive Officer, subject to Committee review, to reflect (i) the actual performance of each named executive officer, (ii) the potential reassignment of duties of each named executive officer, and (iii) the unanticipated accomplishments by any of the named executive officers after the outset of the STIP that contribute significantly to stockholder value during Fiscal 2009.

Subject to the preceding paragraph, the approximate individual amounts and percentages of RSU and ISO awards to the named executive officers are as follows:

Name	Bruce C. Galton	Joel P. Brooks	Sascha P. Fedyszyn	John E. Thompson	Richard Dondero

Title	President and Chief Executive Officer	Chief Financial Officer and Treasurer	Vice-President of Corporate Development and Secretary	Executive Vice- President and Chief Scientific Officer	Vice-President of Research and Development

Type of Award	RSU	RSU	RSU	ISO	ISO

Percentage of 30,900 RSU’s and ISO’s Awarded for First SPO	41%	53%	3%	0%	3%

Number of RSU’s and ISO’s Awarded for the First SPO	12,300	16,000	800	0	1,800

Percentage of 53,600 RSU’s and ISO’s Awarded for the Second SPO	26%	0%	40%	15%	19%

Number of RSU’s and ISO’s Awarded for the Second SPO	10,400	0	16,000	12,000	15,200

Percentage of 82,000 RSU’s and ISO’s Awarded for the Third SPO	25%	5%	6%	23%	41%

Number of RSU’s and ISO’s Awarded for the Third SPO	12,500	2,500	3,000	23,000	41,000

Percentage of 61,500 RSU’s and ISO’s Awarded for the Fourth SPO	30%	10%	37%	5%	18%

Number of RSU’s and ISO’s Awarded for the Fourth SPO	15,000	5,000	18,500	5,000	18,000

Percentage of 36,000 RSU’s and ISO’s Awarded for the Fifth SPO	53%	15%	12%	13%	7%

Number of RSU’s and ISO’s Awarded for the Fifth SPO	15,800	4,500	3,700	8,000	4,000

In October 2009, after a review of each of the factors that compromise the short-term award program, the Committee determined that the executive officers had partially achieved the previously granted short-term performance milestones, and accordingly, determined to vest, effective two trading days following the Company’s filing of its quarterly report on Form 10-Q for the quarter ended September 30, 2009, the foregoing RSUs/options as follows:

Mr. Galton will receive shares of common stock underlying his 49,500 RSUs;
Mr. Brooks will receive shares of common stock underlying his 26,600 RSUs;
Mr. Fedyszyn will receive shares of common stock underlying his 39,900 RSU;
Dr. Thompson received 48,000 options; and
Mr. Dondero received 76,000 options.

Restricted Stock Unit and Incentive Stock Option Short-Term Incentive Plan for Fiscal 2009—The Committee continues to evaluate the Company’s objectives for Fiscal 2010.  It is anticipated that the Committee will set objectives for the Company’s named executive officers for Fiscal 2010.

Long-Term Incentive Equity Awards

In General – A portion of each named executive officer’s compensation is provided in the form of long-term incentive equity awards as set forth in the Long-Term Incentive Plan (the “LTIP”) discussed below.  It is the Committee’s belief that properly structured equity awards are an effective method of aligning the long term interests of our named executive officers with those of our stockholders.

Beginning with Fiscal 2008, equity awards havebeen made in the form of restricted stock units.  The Committee will follow a grant practice of tying equity awards upon of the completion of certain event milestones (“LTIP Event Milestones”) discussed below.  Accordingly, it is expected that any equity awards to the named executive officers will be made promptly after the completion of each LTIP Event Milestone.  The Committee has established long-term incentive grant guidelines for eligible named executive officers based on competitive annual grant data provided by management’s compensation consultant and by J. Richard, the Committee’s compensation consultant.

Long-Term Incentive Plan – Beginning on December 13, 2007 (the “LTIP Effective Date”) and ending on the earlier of (i) the completion of the Third LTIP Event Milestone or (ii) three (3) years from the LTIP Effective Date, LTIP equity grants to our named executive officers are in the form of RSU’s and ISO’s.  Each RSU and ISO entitles the recipient to receive one share of our common stock upon vesting or upon a designated date or event following such vesting.  Each ISO was granted with an exercise price of $0.99.  Each named executive had the option of receiving their RSU grant in the form of RSU’s or ISO’s.  If a named execute chose to receive ISO’s in lieu of RSU’s, then such named executive was granted twice as many ISO’s, due to the $0.99 exercise price of such ISO’s.

The total RSU’s and ISO’s in the LTIP pool awarded to our named executive officers was 775,000 shares, which consisted of 225,000 RSU’s and 550,000 ISO’s, representing 3.9% of the outstanding shares as of July 1, 2009.

The amount and percentage of the RSU’s awarded to all the named executive officers as a whole for the completion of each of the three LTIP Event Milestones are as follows:

LTIP Event Milestone	Percentage of LTIP RSU and ISO Award Pool	Total Amount of RSUs and ISO’s Awarded As a Whole to All Named Executive Officers

First LTIP Event Milestone. The Execution of a Research Agreement to Conduct Phase I/II Trials at a Research Facility	20%	155,000

Second LTIP Event Milestone. The Filing and Acceptance by the U.S. FDA of an investigation new drug application, or IND, by the date set by the Committee	20%	155,000

Third LTIP Event Milestone. The Successful Completion of Phase I/II Trials Approved by the FDA by the date set by the Committee	60%	465,000

Each named executive officer eligible to receive an award pursuant to the LTIP is required to be employed by the Company upon the completion of each individual LTIP Event Milestone.  If a named executive officer is no longer employed by the Company before the completion of an individual LTIP Event Milestone, then such named executive officer’s respective RSU or ISO award tied to such uncompleted LTIP Event Milestone will be forfeited and so will that total portion of the whole LTIP award pool. The Committee shall have the sole discretion to reinstate any eliminated portion or segment of a LTIP Event Milestone award or that portion of a LTIP Event Milestone award for a successor to the LTIP Event Milestones.

The LTIP awards for each named executive officer upon the completion of each individual LTIP Event Milestone shall be as follows:

Name	Title	Percentage of Total RSU’s Awarded Upon Completion of a LTIP Event Milestone	Number of RSU’s Awarded upon Completion of First LTIP Event Milestone	Number of RSU’s Awarded upon Completion of Second LTIP Event Milestone	Number of RSU’s Awarded upon Completion of Third LTIP Event Milestone

Bruce C. Galton (1)	President and Chief Executive Officer	25%	25,000	25,000	75,000

Joel P. Brooks (1)	Chief Financial Officer and Treasurer	10%	10,000	10,000	30,000

Sascha P. Fedyszyn (1)	Vice-President of Corporate Development and Secretary	10%	10,000	10,000	30,000

John E. Thompson (2)	Executive Vice-President and Chief Scientific Officer	25%	50,000	50,000	150,000

Richard Dondero (2)	Vice-President of Research and Development	30%	60,000	60,000	180,000

(1)     Represents RSU’s.

(2)     Represents ISO’s.

As of the date hereof, none of the LTIP Event Milestones have been met.

It is the Committee’s belief that RSU and ISO awards are essential to the retention of the named executive officers, crucial to our long-term financial successes and will help to advance the share ownership guidelines, which may be established by the Committee for the executive officers. The RSU’s  and ISO’s have award schedules which provide a meaningful incentive for the named executive officer to remain in our service.  These equity awards also serve as an important vehicle to achieve the Committee’s objective of aligning management and stockholder interests.  Equity awards in the form of RSU’s and ISO’s promote all of these objectives in a manner which is less dilutive to the stockholders than traditional option grants and provide a more direct correlation between our compensation cost that we must record for financial accounting purposes and the value delivered to the named executive officers.

Market Timing of Equity Awards. The Compensation Committee does not engage in any market timing of the equity awards made to the executive officers or other award recipients, and accordingly, there is no established practice of timing our awards in advance of the release of favorable financial results or adjusting the award date in connection with the release of unfavorable financial developments affecting our business.   In addition, we will attempt, when possible, to make equity awards to our executive officers and directors promptly after the release of our financial results.  For example, the current awards shall vest two trading days after the filing of our quarterly report on Form 10-Q for the quarter ended September 30, 2009.

Executive Benefits and Perquisites

In General – The named executive officers also are provided with certain market competitive benefits.  They are currently not provided with any perquisites.  It is the Committee’s belief that such benefits are necessary for us to remain competitive and to attract and retain top caliber executive officers, since such benefits are typically provided by companies in the biotechnology industry and with other companies with which we compete for executive talent.

Retirement Benefits – The named executive officers may participate in the company-wide 401(k) plan.  We do not make any contributions to the 401(k) plan and do not have any additional retirement benefits.

Other Benefits and Perquisites – All administrative employees, including the named executive officers, are eligible to receive standard health, disability, and life insurance.  We do not provide any additional benefits and perquisites.

IRC Section 162(m) compliance

As a result of Section 162(m) of the Internal Revenue Code, publicly-traded companies such as us are not allowed a federal income tax deduction for compensation, paid to the Chief Executive Officer and the four other highest paid executive officers, to the extent that such compensation exceeds $1 million per officer in any one year and does not otherwise qualify as performance-based compensation. Currently, our stock option compensation packages are structured so that compensation deemed paid to an executive officer in connection with the exercise of a stock option should qualify as performance-based compensation that is not subject to the $1 million limitation. However, other awards, like RSU’s and ISO’s, made under that Plan may or may not so qualify. In establishing the cash and equity incentive compensation programs for the executive officers, it is the Committee’s view that the potential deductibility of the compensation payable under those programs should be only one of a number of relevant factors taken into consideration, and not the sole governing factor. For that reason the Committee may deem it appropriate to continue to provide one or more executive officers with the opportunity to earn incentive compensation, including cash bonus programs tied to our financial performance and restricted stock units awards, which may be in excess of the amount deductible by reason of Section 162(m) or other provisions of the Internal Revenue Code. It is the Committee’s belief that cash and equity incentive compensation must be maintained at the requisite level to attract and retain the executive officers essential to our financial success, even if part of that compensation may not be deductible by reason of the Section 162(m) limitation.  For Fiscal 2008, none of our executive officer’s compensation reached the $1 million limitation.  The Committee will continue to evaluate such $1 million limitation in Fiscal 2010.

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed the Compensation, Discussion and Analysis with management, and based on this review and these discussions, the Compensation Committee recommended to the board that the Compensation, Discussion and Analysis be included in the Company’s Annual Report on Form 10-K.

This report is submitted on behalf of the

Compensation Committee

David Rector, Chairman

John N. Braca

Harlan W. Waksal, M.D.

Summary Compensation Table

The following Table sets forth information concerning compensation for services rendered in all capacities during the fiscal years ended June 30, 2009, June 30, 2008 and June 30, 2007 awarded to, earned by or paid to: (i) each person who served as our Chief Executive Officer; (ii) our Chief Financial Officer; and (iii) each of our three other executive officers whose total compensation for Fiscal 2009 was in excess of $100,000 and who were serving as our executive officers at the end of Fiscal 2009, collectively referred to herein as the Named Executives.  No other executive officers who would have otherwise been includable in such table on the basis of total compensation for Fiscal 2009 have been excluded by reason of their termination of employment or change in executive status during that year.

Name and Principal Position	Year (1)	Salary ($)(2)	Bonus ($)(3)	Stock Awards ($) (5)	Option Awards ($) (6)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (4)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Bruce C. Galton	2009	$258,348	-	$39,600	$7,793	-	-	-	$305,741
(President and Chief	2008	$258,347	-	$49,723	$24,414	-	-	$14,711	$347,195
Executive Officer)	2007	$244,722	-	-	$34,000	-	-	-	$278,722

Joel P. Brooks	2009	$161,986	-	$16,800	$4,870	-	-	-	$183,656
(Chief Financial Officer	2008	$149,885	-	$36,903	$15,258	-	-	-	$202,046
and Treasurer)	2007	$143,450	-	-	$21,250	-	-	-	$164,700

Richard Dondero	2009	$145,507	-	-	$41,670	-	-	-	$187,177
(Vice-President of	2008	$130,008	-	-	$69,920	-	-	-	$199,928
Research)	2007	$124,500	-	-	$21,250	-	-	-	$145,750

Sascha P. Fedyszyn	2009	$108,091	-	$25,200	$4,870	-	-	-	$138,161
(Vice-President of	2008	$103,634	-	$24,948	$14,247	-	-	$3,731	$146,560
Corporate Development and Secretary)	2007	$95,750	-	-	$21,250	-	-	-	$117,000

John E. Thompson Ph.D.	2009	$65,000	-	-	$26,950	-	-	-	$91,950
(Executive Vice-President	2008	$65,000	-	-	$54,280	-	-	-	$119,280
and Chief Scientific Officer)	2007	$63,700	-	-	$21,250	-	-	-	$84,950
___________

(1)	Senesco’s fiscal year ends on June 30.

(2)	Such amount represents actual salary paid, including such amounts deferred in connection with our 401K plan.

(3)	There were no bonuses earned or paid during the fiscal years ended June 30, 2009, June 30, 2008 and June 30, 2007.

(4)	Such amount represents unused vacation time paid during the fiscal year ended June 30, 2008.

(5)
The amounts shown for 2009 and 2008 are the compensation costs recognized in our financial statements for Fiscal 2009 and Fiscal 2008 related to RSU’s awarded to each named executive officer in Fiscal 2009 and Fiscal 2008, to the extent we recognized compensation cost in 2009 and 2008 for such awards in accordance with the provisions of SFAS 123R.  The fair values of the RSU’s awarded were calculated based on the fair market value of the underlying shares of common stock on the respective grant dates and were not adjusted to take into account any estimated forfeitures.  The following table shows the portion of the overall amount of the compensation cost in 2009 and 2008 attributable to each RSU.

Name	Grant Date	# of Shares Subject to RSU Associated With Cost	Compensation Cost in Fiscal 2009	Compensation Cost in Fiscal 2008
Bruce C. Galton	11/19/2008	66,000	$39,600	$-
	12/13/2007	52,225	$-	$49,723
Joel P. Brooks	11/19/2008	28,000	$16,800	$-
	12/13/2007	37,275	$-	$36,903
Sascha P. Fedyszyn	11/19/2008	42,000	$25,200	$-
	12/13/2007	25,200	$-	$24,948

(6)
The amounts shown are the compensation costs recognized in our financial statements for Fiscal 2009 and Fiscal 2008 related to stock options granted to each named executive officer in Fiscal 2009 and Fiscal 2008 and prior years, to the extent we recognized compensation cost in Fiscal 2009 and Fiscal 2008 for such awards in accordance with the provisions of SFAS 123R.  For a discussion of valuation assumptions used in the SFAS 123R calculations, see Note 7 of Notes to Consolidated Financial Statements.  The grant date fair values used to calculate such compensation costs were not adjusted to take into account any estimated forfeitures.  The following table shows the portion of the overall amount of the compensation cost in Fiscal 2009 and Fiscal 2008 attributable to each.

Name	Option Grant Date	Exercise Price	# of Shares Associated With Charge	Compensation Cost in Fiscal 2009	Compensation Cost in Fiscal 2008
Bruce C. Galton	12/13/2007	-	-	-	-
	12/14/2006	$1.08	40,000	$7,793	$16,320
	12/14/2005	$1.40	40,000	-	$8,094
Joel P. Brooks	12/13/2007	-	-	-	-
	12/14/2006	$1.08	25,000	$4,870	$10,199
	12/14/2005	$1.40	25,000	-	$5,059
Richard Dondero	11/19/2008	$0.60	80,000	$36,800	-
	12/13/2007	$0.99	71,924	-	$54,662
	12/14/2006	$1.08	25,000	$4,870	$10,199
	12/14/2005	$1.40	25,000	-	$5.059
Sascha P. Fedyszyn	12/13/2007	-	-	-	-
	12/14/2006	$1.08	25,000	$4,870	$10,199
	12/14/2005	$1.40	20,000	-	$4,048
John E. Thompson Ph.D.	11/19/2008	$0.60	48,000	$22,080	-
	12/13/2007	$0.99	52,676	-	$40,033
	12/14/2006	$1.08	25,000	$4,870	$10,199
	12/14/2005	$1.40	20,000	-	$4,048

Executive Compensation Agreements

On October 4, 2001, we hired Bruce C. Galton as our new President and Chief Executive Officer. In conjunction with Mr. Galton’s appointment, we entered into a three-year employment agreement with Mr. Galton, effective October 4, 2001.  The agreement automatically renewed for successive one-year terms thereafter, unless written notice of termination was provided at least 120 days prior to the end of the applicable term.  Notice of termination of the agreement was provided on May 18, 2009 and Mr. Galton’s employment agreement expired on October 4, 2009.

On July 1, 2003, Joel P. Brooks entered into an employment agreement with Senesco for a term of three (3) years. The agreement automatically renewed for successive one-year terms thereafter, unless written notice of termination was provided at least 120 days prior to the end of the applicable term.  Notice of termination of the agreement was provided on May 18, 2009 and Mr. Brooks’ employment agreement will expire on June 30, 2010. The agreement provides Mr. Brooks with an annual base salary of $122,000 plus certain benefits, including potential bonuses, equity awards and other perquisites as determined by the board.  Our board has since approved several increases in Mr. Brooks’ base salary, which is currently $160,000.  The agreement also provides that Mr. Brooks is entitled to a lump sum payment of 1.0 times his annual base salary plus prior year bonus, if his employment with us is terminated by us, prior to a change of control, without cause or by him with good reason, as defined in his employment agreement.  If there is a change in control within one year following Mr. Brooks’ termination by us without cause, he is entitled to receive the difference between the monies actually received upon termination and 1.0 times his “base amount” as defined in the employment agreement.  If Mr. Brooks’ employment with us is terminated on or following a change in control during the term of the employment agreement, he is entitled to receive a lump sum payment equal to 1.0 times his “base amount”.

On July 19, 2004, we hired Richard Dondero as our new Vice President of Research and Development.  In conjunction with Mr. Dondero’s appointment, we entered into a three-year employment agreement with Mr. Dondero, effective July 19, 2004.  The agreement automatically renewed for successive one-year terms thereafter, unless written notice of termination was provided at least 120 days prior to the end of the applicable term. Notice of termination of the agreement was provided on May 18, 2009 and Mr. Dondero’s employment agreement will expire on July 18, 2010.  The agreement provides Mr. Dondero with an annual base salary of $110,000 plus certain benefits, including potential bonuses, equity awards and other perquisites as determined by our board.  Our board has since approved several increases in Mr. Dondero’s base salary, which is currently $143,000.  The agreement also provides that Mr. Dondero is entitled to a lump sum payment of 1.0 times his annual base salary plus prior year bonus, if his employment with us is terminated by us, prior to a change of control, without cause or by him with good reason, as defined in his employment agreement.  If there is a change in control within one year following Mr. Dondero’s termination by us without cause, he is entitled to receive the difference between the monies actually received upon termination and 1.0 times his “base amount” as defined in the employment agreement.  If Mr. Dondero’s employment with us is terminated on or following a change in control during the term of the employment agreement, he is entitled to receive a lump sum payment equal to 1.0 times his “base amount”.

On January 21, 1999, Sascha P. Fedyszyn entered into an employment agreement with Senesco for a term of two (2) years.  The agreement automatically renewed for successive one-year terms thereafter, unless written notice of termination was provided at least 120 days prior to the end of the applicable term. Notice of termination of the agreement was provided on May 18, 2009 and Mr. Fedyszyn’s employment agreement will expire on January 20, 2010.  The agreement provides Mr. Fedyszyn with an annual base salary of $36,000 plus certain benefits, including potential bonuses, equity awards and other perquisites as determined by our board.  Our board has since approved several increases in Mr. Fedyszyn’s base salary, which is currently $107,500.  The agreement also provides that Mr. Fedyszyn is entitled to a lump sum payment of 2.0 times his annual base salary plus prior year bonus, if his employment with us is terminated by us, prior to a change of control, without cause or by him with good reason, as defined in his employment agreement.  If there is a change in control within one year following Mr. Fedyszyn’s termination by us without cause, he is entitled to receive the difference between the monies actually received upon termination and 2.99 times his “base amount” as defined in the employment agreement.  If Mr. Fedyszyn’s employment with us is terminated on or following a change in control during the term of the employment agreement, he is entitled to receive a lump sum payment equal to 2.99 times his “base amount”.

Grants of Plan-Based Awards

The following Grants of Plan Based Awards table provides additional information about stock and option awards and equity incentive plan awards granted to our named executive officers during the fiscal years ended June 30, 2009, June 30, 2008 and June 30, 2007.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards				All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Under- lying	Exercise or Base Price of Option	Grant Date Fair Value of Equity
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#) (1)		Target (#)	Maximum (#)	or Units (#)	Options (#)	Awards ($/Sh)	Awards ($)
(a)	(b)	(c)	(d)	(e)	(f)		(g)	(h)	(i)	(j)	(k)
Bruce C. Galton	11/19/2008	-	-	-	66,000	(2)	-	-	-	-	-	-
	12/13/2007				125,000	(2)
Joel P. Brooks	11/19/2008				28,000	(2)
	12/13/2007	-	-	-	50,000	(2)	-	-	-	-	-	-
Richard Dondero	11/19/2008	-	-	-	80,000	(3)	-	-	-	-	-	-
	12/13/2007				300,000	(3)
Sascha P. Fedyszyn	11/19/2008	-	-	-	42,000	(2)	-	-	-	-	-	-
	12/13/2007				50,000	(2)
John E. Thompson Ph.D.	11/19/2008	-	-	-	48,000	(3)	-	-	-	-	-	-
	12/13/2007				250,000	(3)

(1)	The performance-based RSU’s and ISO’s were granted under the 1998 Stock Plan and vest upon the achievement of certain performance milestones during Fiscal 2008, Fiscal 2009 and Fiscal 2010.

(2)	Represents performance-based RSU’s.

(3)	Represents performance-based ISO’s.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the equity awards we have made to our named executive officers which are outstanding as of June 30, 2009.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexer- cisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units of Other Rights That Have Not Vested ($)
(a)	(b)		(c)	(d)		(e)	(f)	(g)	(h)	(i)		(j) (6)
Bruce C. Galton	130,000	(1)	-	-		$2.10	10/05/2011	-	-	-		-
	300,000	(2)	-	-		$2.05	12/01/2011	-	-	-		-
	50,000	(3)	-	-		$2.16	06/19/2013	-	-	-		-
	30,000	(3)	-	-		$3.15	12/16/2013	-	-	-		-
	35,000	(3)	-	-		$3.45	12/16/2014	-	-	-		-
	40,000	(3)	-	-		$1.40	12/14/2015	-	-	-		-
	40,000	(3)	-	-		$1.08	12/14/2016	-	-	-		-
	-		-	-		-	-	-	-	191,000	(5)	$158,530
Joel P. Brooks	25,000	(3)	-	-		$2.25	12/01/2010	-	-	-		-
	15,000	(3)	-	-		$2.15	11/01/2011	-	-	-		-
	12,500	(3)	-	-		$1.65	10/09/2012	-	-	-		-
	20,000	(3)	-	-		$2.16	06/19/2013	-	-	-		-
	15,000	(3)	-	-		$3.15	12/16/2013	-	-	-		-
	20,000	(3)	-	-		$3.45	12/16/2014	-	-	-		-
	25,000	(3)	-	-		$1.40	12/14/2015	-	-	-		-
	25,000	(3)	-	-		$1.08	12/14/2016	-	-	-		-
	-		-	-		-	-	-	-	78,000	(5)	$64,740
Richard Dondero	10,000	(3)	-	-		$3.45	12/16/2014	-	-	-		-
	25,000	(3)	-	-		$1.40	12/14/2015	-	-	-		-
	25,000	(3)	-	-		$1.08	12/14/2016	-	-	-		-
	71,924	(4)				$0.99	12/13/2017	-	-	-		-
	-		-	300,000	(4)	$0.99	12/13/2017	-	-	-		-
				80,000	(4)	$0.60	11/19/2018	-	-	-		-
Sascha P. Fedyszyn	30,000	(3)	-	-		$3.50	09/07/2009	-	-	-		-
	35,000	(3)	-	-		$2.25	12/01/2010	-	-	-		-
	10,000	(3)	-	-		$2.15	11/01/2011	-	-	-		-
	10,000	(3)	-	-		$1.65	10/09/2012	-	-	-		-
	20,000	(3)	-	-		$2.16	06/19/2013	-	-	-		-
	15,000	(3)	-	-		$3.15	12/16/2013	-	-	-		-
	20,000	(3)	-	-		$3.45	12/16/2014	-	-	-		-
	20,000	(3)	-	-		$1.40	12/14/2015	-	-	-		-
	25,000	(3)	-	-		$1.08	12/14/2016	-	-	-		-
	-		-	-		-	-	-	-	92,000	(5)	$76,360
John E. Thompson Ph.D.	80,000	(3)	-	-		$2.05	12/01/2011	-	-	-		-
	20,000	(3)	-	-		$2.35	01/07/2013	-	-	-		-
	20,000	(3)	-	-		$3.15	12/16/2013	-	-	-		-
	55,000	(3)	-	-		$3.45	12/16/2014	-	-	-		-
	20,000	(3)	-	-		$1.40	12/14/2015	-	-	-		-
	25,000	(3)	-	-		$1.08	12/14/2016	-	-	-		-
	52,676	(4)	-	-		$0.99	12/13/2017	-	-	-		-
	-		-	250,000	(4)	$0.99	12/13/2017	-	-	-		-
	-		-	80,000	(4)	$0.60	11/19/2018	-	-	-		-

(1)	100,000 of such options vested on the date of grant and an additional 10,000 options vested on each of the one month, two month and three month anniversary of the date of grant.

(2)	100,000 of such options vested on each of the first, second and third anniversary of the date of grant.
(3)	One-third of such options vested on the date of grant and an additional one-third of such options vested or will vest on each of the first and second anniversary of the date of grant.
(4)
Such amounts consist of performance based options which have vested upon the achievement of certain milestones or will vest if certain milestones are met under the Company’s Short-Term and Long-Term incentive plan.

(5)	Such amounts consist of performance based RSU’s which will vest if certain milestones are met under the Company’s Short-Term and Long-Term incentive plan.
(6)	The amounts in this column are calculated by multiplying the number in column (i) by the closing price on June 30, 2009 of $0.83.

Options Exercised and Stock Vested

The table below shows option exercise and stock award vesting activity for our named executive officers during the year ended June 30, 2009.

	Option Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired on	Value Realized on	Acquired on	Value Realized on
	Exercise	Exercise	Vesting	Vesting
Name	(#)	($)	(#)	($)(1)
(a)	(b)	(c)	(d)	(e)

Bruce C. Galton	—	—	50,225	$30,135
Joel P. Brooks	—	—	37,275	$22,335
Sascha Fedyzyn	—	—	25,200	$15,120
Richard Dondero	—	—	—	$—
John E. Thompson, Ph.D.	—	—	—	$—

(1)	Such amounts in this column were calculated by multiplying the number in column (d) by the closing price on the date of vesting.

Employment Contracts, Termination of Employment, and Change-in-Control Arrangements

Executive Severance.  Certain of our named executive officer’s have employment agreements which contain severance provisions.  The following table shows the potential incremental payments to our named executive officers in the event of their termination or termination in connection with a change of control of our company as of June 30, 2009.

	Bruce C. Galton (6)		Joel P. Brooks (7)		Richard Dondero (8)		Sasha Fedyszyn (9)
	Without Cause	Change in Control	Without Cause	Change in Control	Without Cause	Change in Control	Without Cause	Change in Control
Benefit	$ (2)	$ (3)	$ (2)	$ (3)	$ (2)	$ (3)	$ (2)	$ (3)
Cash Severance(4)	$382,500	$377,690	$160,000	$145,142	$143,000	$125,457	$215,000	$292,349
# of Months	18	18	12	12	12	12	24	36
Equity
Unvested Restricted Stock	$-	$-	$-	$-	$-	$-	$-	$-
Unvested RSU’s	$-	$-	$-	$-	$-	$-	$-	$-
Unvested Options	$-	$-	$-	$-	$-	$-	$-	$-
Common Stock(5)	$382,500	$377,690	$-	$-	$-	$-	$-	$-
Other Benefits
Health, Disability and Life Insurance	$-	$-	$-	$-	$-	$-	$-	$-
Total	$765,000	$755,380	$160,000	$145,142	$143,000	$125,457	$215,000	$292,349

(1)	John E. Thompson, Ph.D. is not included on this table as he does not have an employment contract or any termination or change in control arrangements.

(2)	Such amounts are calculated using the named executive’s base salary in effect as of September 15, 2009 multiplied by the number of months of severance the named executive is entitled to.

(3)	Such amounts are calculated using the named executive’s average compensation paid during the past five years multiplied by the number of months of severance the named executive is entitled to.

(4)	Such amounts are payable as a lump sum.

(5)
Mr. Galton is entitled to receive an amount equal to one and one-half times his base salary, payable in the form of common stock in three annual installments, commencing on the date of termination, to be calculated based upon the market price of the common stock at each installment date.

(6)	Mr. Galton’s employment agreement terminated on October 4, 2009.

(7)	Mr. Brooks’ employment agreement will terminate on June 30, 2010.

(8)	Mr. Dondero’s employment agreement will terminate on July 19, 2010.

(9)	Mr. Fedyszyn’s employment agreement will terminate on January 21, 2010.

Equity Compensation Plans

The following table reflects information relating to equity compensation plans as of June 30, 2009.

	Number of securities		Weighted-average
	to be issued upon		exercise price of	Number of securities
	exercise of		outstanding	remaining
	outstanding		options,	available for future issuance
	options, warrants		warrants and	under equity compensation
	and rights		rights	plans
Stock Option plans approved by security holders	4,550,412	(1)	$1.70	5,887,472	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	4,550,412	(1)	$1.70	5,887,472	(2)

(1)      Issued pursuant to our 1998 Stock Plan and 2008 Stock Plan.

(2)      Available for future issuance pursuant to our 2008 Stock Plan.

Compensation of Directors

Equity Grants in Fiscal 2009:

We do not automatically grant options or other equity to our board.  Our Compensation Committee reviews the equity program each year with its compensation consultant and determines the appropriate level of the equity awards as disclosed above.  We provide reimbursement to directors for reasonable and necessary expenses incurred in connection with attendance at meetings of the board of directors and other Senesco business.

In accordance with a resolution unanimously approved by our board on November 19, 2008, we granted to our non-employee board members, options to purchase shares of our common stock, pursuant to and in accordance with our 1998 Stock Plan, as consideration for their service on our board through June 30, 2008, or Fiscal 2008 as follows:
Director	Number of Shares Underlying Options Granted	Grant Date	Exercise Price Per Share
Rudolf Stalder	80,000	November 19, 2008	$0.60
Christopher Forbes	50,000	November 19, 2008	$0.66
Thomas C. Quick	40,000	November 19, 2008	$0.60
John N. Braca	70,000	November 19, 2008	$0.60
David Rector	70,000	November 19, 2008	$0.60
Jack Van Hulst	40,000	November 19, 2008	$0.60

Except for options granted to Christopher Forbes, the options granted to the board have (i) an exercise price equal to the fair market value of our common stock on the date of grant, (ii) have a term of ten (10) years, and (iii) are exercisable as follows: (y) one-half (1/2) of the options were exercisable as of the date of grant; and (z) one-half (1/2) of the options shall become exercisable on the first anniversary of the date of grant.  The options granted to Christopher Forbes have an exercise price equal to 110% of the fair market value of our common stock on the date of grant and have a term of five (5) years.

Commencing in Fiscal 2009, after review and consultation with the Compensation Committee’s compensation consultant, we implemented a new compensation plan for our directors pursuant to which we pay to each director cash compensation as consideration for their service on our board as follows:

Annual (Base) Retainer	$10,000
Per Scheduled Board Meeting Fee	$1,500	(1)
Per Committee Meeting Fee	$750	(2)
Additional Annual Retainer:
Chairman of the Board	$5,000
Audit Committee Chair	$3,500
Compensation Committee Chair	$3,500
Nominating and Corporate Governance
Committee Chair	$1,500
Non-Chair Committee Member Additional
Retainer (All Committees)	$1,000
Maximum Per Diem For All Meetings	$2,000

(1)	$750 for telephonic meetings (less than 30 minutes: $375).
(2)	$375 for telephonic meetings.

Such cash compensation is paid in quarterly increments.  A director may elect, provided such election is made prior to the time the cash award is made, to receive, in lieu of such cash payments, either (i) restricted stock units, or RSU’s, in an amount equal to such cash award or (ii) twice the number of options in an amount equal to such cash award.  Such election to receive (y) cash or (z) equity in the form of RSU’s or options applies for the entire year.  The directors have all elected to receive options in lieu of cash for fiscal 2009 and fiscal 2010, except for Messers. Braca and Rector, who have elected to receive their retainer fees in cash and their meeting fees in options, and Mr. Isabelle, who has elected to receive his fees in cash.  The RSU’s or options are granted effective two days following the filing of our quarterly reports on Form 10-Q.  The exercise price will be the closing price on the day before the grant date.

Director Compensation

The table below shows the compensation paid or awarded to our independent directors during the fiscal year ended June 30, 2009.
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Rudolf Stalder	-	-	$80,181	-	-	-	$80,181
Christopher Forbes	-	-	$50,654	-	-	-	$50,654
Thomas C. Quick	-	-	$40,494	-	-	-	$40,494
John N. Braca	$10,875	-	$62,351	-	-	-	$73,226
David Rector	$10,875	-	$62,351	-	-	-	$73,226
Jack Van Hulst	-	-	$50,706	-	-	-	$50,706
Harlan W. Waksal, M.D. (2)	-	-	$11,519	-	-	-	$11,519
Warren J. Isabelle (3)	-	-	-	-	-	-	-

(1)
The amounts shown are the compensation costs recognized in our financial statements for Fiscal 2009 related to grants of stock options to each non-employee director in Fiscal 2009 and prior years, to the extent we recognized compensation cost in 2009 for such awards in accordance with the provisions of SFAS 123R.  For a discussion of the valuation assumptions used in the SFAS 123R calculations, see Note 7 of Notes to Consolidated Financial Statements for the year ended June 30, 2009.  The grant date fair values of the options used to calculate such compensation costs were not adjusted to take into account any estimated forfeitures.  The following table shows the portion of the overall amount of the compensation cost in Fiscal 2009 attributable to each award.

(2)	Dr. Waksal became a member of our board in October 2008.

(3)	Mr. Isabelle became a member of our board in June 2009.

Director	Option Grant Date	Exercise Price	# of Shares Associated With Charge	Compensation Cost in Fiscal 2009
Rudolf Stalder	5/06/2009	$0.59	23,729	$10,915
	2/20/2009	$0.47	28,191	$10,149
	11/19/2008	$0.60	98,334	$31,250
	12/13/2007	$0.99	80,000	$27,867
Christopher Forbes	5/06/2009	$0.65	18,077	$6,508
	2/20/2009	$0.52	23,404	$7,021
	11/19/2008	$0.66	64,584	$20,167
	12/13/2007	$1.09	50,000	$16,958
Thomas C. Quick	5/06/2009	$0.59	16,949	$7,797
	2/20/2009	$0.47	22,340	$8,042
	11/19/2008	$0.60	53,750	$17,688
	12/13/2007	$0.99	20,000	$6,967
John N. Braca	5/06/2009	$0.59	11,441	$5,263
	2/20/2009	$0.47	12,766	$4,596
	11/19/2008	$0.60	80,000	$24,625
	12/13/2007	$0.99	80,000	$27,867
David Rector	5/06/2009	$0.59	11,441	$5,263
	2/20/2009	$0.47	12,766	$4,596
	11/19/2008	$0.60	80,000	$24,625
	12/13/2007	$0.99	80,000	$27,867
Jack Van Hulst	5/06/2009	$0.59	20,763	$9,551
	2/20/2009	$0.47	21,277	$7,660
	11/19/2008	$0.60	57,916	$19,562
	12/13/2007	$0.99	40,000	$13,933
Harlan W. Waksal, M.D.	5/06/2009	$0.59	19,492	$8,966
	2/20/2009	$0.47	7,092	$2,553
Warren J. Isabelle	-	-	-	-

As described above, on November 19, 2008, February 20, 2009, and May 6, 2009, each of our non-employee directors received options to purchase shares of our common stock pursuant to the provisions of the 1998 and 2008 Stock Plans.  The options have an exercise price of $0.60 per share, $0.47 per share and $0.59 per share, respectively, the fair market value of the common stock on the grant dates (except for the grant to Christopher Forbes, which have an exercise price of $0.66 per share, $0.52 per share and $0.65 per share, respectively, 110% of the fair market value of the common stock on the grant date).  The grant date fair value of each such option under SFAS 123R was $0.46 per option share, $0.42 per option share and $0.46 per option share, respectively, (except for Christopher Forbes, which has a grant date fair value of each such option under SFAS 123R of $0.44 per option share, $0.35 per option share and $0.36 per option share, respectively), for a total grant date fair value of $296,797, based on the Black-Scholes option pricing model, with no adjustment for estimated forfeitures.

The following table shows the total number of shares of our common stock subject to option awards (vested and unvested) for each non-employee director as of June 30, 2009:
Director	Total # of Options Outstanding
Rudolf Stalder	750,254
Christopher Forbes	356,065
Thomas C. Quick	293,039
John N. Braca	274,207
David Rector	304,207
Jack Van Hulst	149,956
Harlan W. Waksal, M.D.	26,584
Warren J. Isabelle	-

 Dr. Thompson has received compensation for providing research and development management services to us.  See “Certain Relationships and Related Transactions” which sets forth the details of the compensation for Dr. Thompson.

In October, 2009, the Committee granted the following options to the directors for their service during Fiscal 2009.  Such grants shall be effective two trading days after we file our quarterly report on Form 10-Q for the quarter ended September 30, 2009:

Director	Total # of Options Granted
Rudolf Stalder	70,000
Christopher Forbes	40,000
Thomas C. Quick	25,000
John N. Braca	50,000
David Rector	50,000
Jack Van Hulst	30,000
Harlan W. Waksal, M.D.	70,000
Warren J. Isabelle	25,000

Such grants will vest one-half (1/2) upon the date of grant and the remaining one-half (1/2) will vest one year from the date of grant.  The exercise price will be the closing price on the day before the grant date.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee is or has been an officer or employee of our company or any of our subsidiaries. In addition, no member of the Compensation Committee had any relationships with us or any other entity that requires disclosure under the regulations promulgated by the SEC, and none of our executive officers served on the Compensation Committee or board of any company that employed any member of our board.

Item 12.              Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of October 20, 2009, the beneficial ownership of the common stock of by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our common stock outstanding as of such date; (ii) each of our directors and our named executive officers; and (iii) all of our directors and our current executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership(2)		Percent of Class(3)
(i) Certain Beneficial Owners:

Stanford Venture Capital Holdings, Inc.
C/O Baker Botts L.L.P.
2001 Ross Avenue
Dallas, TX 75201	13,624,250	(4)	38.9%
Partlet Holdings Limited
International House, 1st Floor
41, The Parade
St. Helier, JERSEY, Channel Islands	2,111,110	(5)	8.5%

(ii) Directors, Named Executives and Chief Executive Officer:
Harlan W. Waksal, M.D.	55,084	(6)	*
Rudolf Stalder.	1,017,254	(7)	4.0%
Bruce C. Galton.	756,563	(8)	3.0%
John E. Thompson, Ph.D..	844,676	(9)	3.4%
Christopher Forbes	3,037,365	(10)	11.8%
Thomas C. Quick	804,902	(11)	3.2%
David Rector	336,540	(12)	1.3%
Jack Van Hulst	152,067	(13)	*
John N. Braca	317,629	(14)	1.3%
Warren Isabelle	4,222	(15)	*
Sascha P. Fedyszyn	218,560	(16)	*
Joel P. Brooks	181,775	(17)	*
Richard Dondero	131,924	(18)	*
(iii) All Directors and current executive officers as a group (13 persons)	7,858,561	(19)	27.1%

*	Less than 1%

(1)	Unless otherwise provided, all addresses should be care of Senesco Technologies, Inc., 303 George Street, Suite 420, New Brunswick, New Jersey 08901.

(2)	Except as otherwise indicated, all shares of common stock are beneficially owned and sole investment and voting power is held by the persons named.

(3)
Applicable percentage of ownership is based on 24,830,638 shares of our common stock outstanding as of October 20, 2009, plus any common stock equivalents and options or warrants held by such holder which are presently or will become exercisable within sixty (60) days after October 20, 2009.

(4)
Includes 6,024,096 shares of common stock issuable upon conversion of secured convertible debentures and 4,916,668 shares of common stock issuable pursuant to presently exercisable warrants issued to Stanford Venture Capital Holdings, Inc. and 1,714,287 shares of common stock transferred from Stanford Venture Capital Holdings, Inc. to Stanford International Bank Limited.

(5)	Excludes 2,055,556 shares underlying warrants which become exercisable more than sixty (60) days after October 20, 2009.

(6)
Includes 40,084 shares of common stock issuable pursuant to presently exercisable options and warrants.  Excludes 13,688 shares underlying warrants which become exercisable more than sixty (60) days after October 20, 2009

(7)
Includes 770,483 shares of common stock issuable pursuant to presently exercisable warrants and options.  Excludes 13,668 shares underlying warrants which become exercisable more than sixty (60) days after October 20, 2009.

(8)
Includes 658,113 shares of common stock issuable pursuant to presently exercisable options and warrants.  Excludes 191,000 shares of common stock underlying RSU’s which become vested upon the achievement of certain performance milestones.

(9)
Represents 572,000 shares of common stock held by 2091794 Ontario Ltd. and 272,676 shares of common stock issuable pursuant to presently exercisable options issued to John E. Thompson, Ph.D.  Excludes 298,000 shares of common stock underlying options which become exercisable upon the achievement of certain performance milestones.

(10)
Includes 845,566 shares of common stock issuable pursuant to presently exercisable warrants and options.  Excludes 89,222 shares underlying warrants which become exercisable more than sixty (60) days after October 20, 2009.

(11)
Represents 272,679 shares of common stock and 139,450 shares of common stock issuable pursuant to warrants issued to Thomas C. Quick Charitable Foundation.  Represents 139,734 shares of common stock and 253,039 shares of common stock issuable pursuant to presently exercisable options or issued to Thomas C. Quick.  Excludes 7,097 shares underlying warrants which become exercisable more than sixty (60) days after October 20, 2009.

(12)
Includes 309,207 shares of common stock issuable pursuant to presently exercisable warrants and options. Excludes 3,042shares underlying warrants which become exercisable more than sixty (60) days after October 20, 2009.

(13)
Includes 150,956 shares of common stock issuable pursuant to presently exercisable warrants and options.  Excludes 1,014 shares underlying warrants which become exercisable more than sixty (60) days after October 20, 2009.

(14)
Includes 281,207 shares of common stock issuable pursuant to presently exercisable warrants and options  Excludes 2,028 shares underlying warrants which become exercisable more than sixty (60) days after October 20. 2009.

(15)
Includes 2,000 shares of common stock issuable pursuant to presently exercisable warrants.  Excludes 2,028 shares of common stock underlying warrants which become exercisable more than sixty (60) days after October 20, 2009.

(16)
Includes 155,000 shares of common stock issuable pursuant to presently exercisable options.  Excludes 92,000 shares of common stock underlying RSU’s which become vested upon the achievement of certain performance milestones.

(17)
Includes 157,500 shares of common stock issuable pursuant to presently exercisable options.  Excludes 78,000 shares of common stock underlying RSU’s which become vested upon the achievement of certain performance milestones.

(18)
Represents 131,924 shares of common stock issuable pursuant to presently exercisable options.  Excludes 380,000 shares of common stock underlying options which become exercisable upon the achievement of certain performance milestones.

(19)	See Notes 6 through 18.

The following table provides information about the securities authorized for issuance under our equity compensation plans as of June 30, 2009.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights and restricted stock units		Weighted-average exercise price of outstanding options, warrants and rights and restricted stock units	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	4,550,412	(1)	$1.70	5,887,472	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	4,550,412	(1)	$1.70	5,887,472	(2)

(1)      Issued pursuant to our 1998 Stock Plan and 2008 Stock Plan.

(2)      Available for future issuance pursuant to our 2008 Stock Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.
Contractual Relationships

Service Agreements

Christopher Forbes, our director, is also Vice Chairman of Forbes, Inc., which publishes Forbes Magazine.  Forbes, Inc. has provided and will continue to provide us with introductions to strategic alliance partners and, from time to time, use of its office space.  In recognition of these services, during the last two fiscal years, we granted to Forbes, Inc., warrants to purchase shares of our common stock as follows:

Date of Grant	# of Warrant Shares	Exercise Price	Value of Services on Date of Grant	# of Warrant Shares Vested
November 19, 2008	500	$0.60	$230	167
December 13, 2007	1,000	$0.99	$740	666

The exercise price of the warrants granted to Forbes, Inc. represented the fair market value of our common stock on the dates of grant.

Verge 180, Inc., a marketing communications firm, is 50% owned by Alan Brooks, a brother of Joel Brooks, our Chief Financial Officer and Treasurer.  Verge 180, Inc. has provided and will continue to provide various services to us.  We paid Verge 180, Inc. $43,910 and $58,273 in Fiscal 2009 and Fiscal 2008, respectively, for services in connection with the design and printing of our annual report and proxy for Fiscal 2008 and Fiscal 2007, respectively.  Neither we nor Joel Brooks receives any remuneration from these services, and we believe that such services were provided on terms at least as favorable as we would have received from a third party.

Research and Development Agreements

Effective September 1, 1998, we entered into a three-year research and development agreement, which has been extended for successive periods through August 31, 2010, with John E. Thompson, Ph.D. and the University of Waterloo in Waterloo, Ontario, Canada, referred to as the University.  Dr. Thompson is our director and officer and beneficially owns approximately 3.4% of our common stock.  Dr. Thompson is the Associate Vice President, Research and former Dean of Science of the University.  Dr. Thompson and the University will provide research and development under our direction.  Research and development expenses under this agreement for the years ended June 30, 2009 and 2008 aggregated US $653,104 and US $730,960, respectively.  Effective September 1, 2009, we, Dr. Thompson and the University extended the agreement for an additional one-year period through August 31, 2010 in the amount of CAN $656,820.  As of October 1, 2009, such amount represented approximately US $640,000.

Consulting Agreement

Effective May 1, 1999, we entered into a three-year consulting agreement, which has been extended for successive periods through June 30, 2011,  for research and development with Dr. Thompson.  This agreement provided for monthly payments of $3,000 through June 2004.  However, effective January 1, 2003, 2006 and 2007, the agreement was amended to increase the monthly payments from $3,000 to $5,000, from $5,000 to $5,200, and from $5,200 to $5,417, respectively.

Financial Advisory Agreement

On October 11, 2006, we entered into a three-year non-exclusive financial advisory agreement with Stanford Group Company (“Stanford”).  As compensation under the agreement, previously issued warrants that were purchased by Stanford and its affiliates in a private placement were amended.  The original exercise prices on 1,500,000 warrants, 750,000 of which had an exercise price of $3.25 and 750,000 of which had an exercise price of $2.00, were reduced to $2.00 and $1.50, respectively.  Additionally, the original expiration dates of December 2006 and January 2007 were each extended for a three-year period through December 2009 and January 2010, respectively.  Stock-based compensation in the amount of $683,000 related to the amendment of such warrants was recorded during the year ended June 30, 2007. Stanford was also granted piggyback registration rights in connection with the shares underlying the warrants.

On February 14, 2008, we amended the agreement.  The amendment extended the term of the agreement through June 30, 2012 and expanded the services to be provided to us.  As compensation for the term extension and expansion of services, previously issued warrants were amended.  The exercise prices of the 1,500,000 shares of common stock underlying the warrants, 750,000 of which had an exercise price of $2.00 and 750,000 of which had an exercise price of $1.50, were reduced to $1.01.  Additionally, the expiration dates of December 2009 and January 2010 were each extended through June 30, 2012.  A compensation charge in the amount of $384,500 was recorded during the year ended June 30, 2008 in connection with extension and repricing of the warrants.  The agreement may be terminated by either party upon sixty (60) days written notice.

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

2007 Private Placement of Convertible Notes and Warrants

Pursuant to a Securities Purchase Agreement dated August 29, 2007 (the “Signing Date”) with Stanford Venture Capital Holdings, Inc., (“SVCH”), on December 20, 2007 and June 30, 2008, we issued an aggregate of three convertible notes in the aggregate amount of $5,000,000 and three Series A and three Series B warrants in the aggregate amount of 8,333,333 shares.   In connection with the issuance, we paid fees to SVCH in the amount of $380,000.

The convertible notes converted into our common stock at a fixed price of $0.90 per share subject to certain adjustments (the “Fixed Conversion Price”), through December 20, 2009. Due to the issuance of common stock and warrants in July 2009, the conversion price was adjusted to $0.85 per share.  Also, due to another issuance of common stock and warrants in September 2009, the conversion price was adjusted to $0.83 per share.  On December 20, 2009, the convertible notes may convert into shares of our common stock at the lower of the fixed conversion price or 80% of the lowest daily volume-weighted average price (the “VWAP”), of the common stock during the five trading days prior to the conversion date. The maturity date of each of the convertible notes is December 30, 2010.

The convertible notes accrue interest on their outstanding principal balances at an annual rate of 8%.  We have the option to pay interest in cash or, upon certain conditions, common stock.  If we pay interest in common stock, the stock will be valued at a 10% discount to the average daily VWAP for the five day trading period prior to the interest payment.  During Fiscal 2008, we issued SVCH 76,924 shares of common stock as payment for $84,567 in interest.

The convertible notes and warrants are subject to a maximum cap of 31,888,888 on the number of shares of common stock that can be issued upon the conversion of the convertible notes and the exercise of the warrants.

2009 Private Placements

Transaction with Insiders and Affiliates

On July 29, 2009, we entered into a Securities Purchase Agreement with each of Harlan W. Waksal, M.D., Rudolf Stalder, Christopher Forbes, David Rector, John N. Braca, Jack Van Hulst, Warren Isabelle, and the Thomas C. Quick Charitable Foundation each of whom is an accredited investor, pursuant to which we issued and sold an aggregate of 144,444 shares of our common stock at $0.90 per share and each of a Series A warrant and a Series B warrant.  Each of Harlan W. Waksal, M.D., Rudolf Stalder, Christopher Forbes, David Rector, John N. Braca, Jack Van Hulst and Warren Isabelle serve on the Company’s board. The Thomas C. Quick Charitable Foundation is an affiliate of our board member Thomas C. Quick.

The  Series A Warrants entitle the holders to purchase in the aggregate, up to 130,000 shares of our common stock at $0.01 per warrant share.  The Series A Warrants have a term of seven years and are exercisable immediately after the date of grant.

The Series B Warrants entitle the holders to purchase, in the aggregate, up to 131,807 shares of our common stock at $0.60 per warrant share.  The Series B Warrants have a term of seven years and are not exercisable until after the six-month anniversary after the date of grant.

The following table sets forth the transaction in greater detail.

	Amount	# of Shares	# of Series A Warrants (1)	# of Series B Warrants (2)
Christopher Forbes (3)	$88,000	97,778	88,000	177,222
Harlan W. Waksal, M.D. (3)	$13,500	15,000	13,500	13,688
Rudolf Stalder (3)	$13,500	15,000	13,500	13,688
Thomas C. Quick Charitable Foundation (4)	$7,000	7,778	7,000	7,097
David Rector (3)	$3,000	3,333	3,000	3,042
Warren Isabelle (3)	$2,000	2,222	2,000	2,028
John N. Braca (3)	$2,000	2,222	2,000	2,028
Jack Van Hulst (3)	$1,000	1,111	1,000	1,014

(1)	All of such warrants were immediately exercisable at closing date at an exercise price equal to $0.01 and have a term of seven (7) years.

(2)	All of such warrants will become exercisable six months from the closing date at an exercise price equal to $0.60 and have a term of seven (7) years.

(3)	Such person is a director of the Company.

(4)	The Thomas C. Quick Charitable foundation is an affiliate of our director, Thomas C. Quick.

Transaction with each of Robert and Tim Forbes

On July 29, 2009, we entered into a Securities Purchase Agreement with each of Robert Forbes and Timothy Forbes, each of whom is an accredited investor, pursuant to which we issued and sold an aggregate of 444,444 shares of common stock at $0.90 per share and each of a Series A warrant and a Series B warrant.  Each of Robert Forbes and Timothy Forbes are the brothers of Christopher Forbes who is a director of Senesco.  Mr. Christopher Forbes will not be deemed to be the beneficial owner of, nor will he have a pecuniary interest in the shares or warrants issued to his brothers.  As consideration

The Series A Warrants entitle the holders to purchase in the aggregate, up to 400,000 shares of our common stock at $0.01 per warrant share.  The Series A Warrants have a term of seven years and are exercisable immediately after the date of grant.

The Series B Warrants entitle the holders to purchase in the aggregate, up to 405,556 shares of our common stock at $0.60 per warrant share.  The Series B Warrants have a term of seven years and are not exercisable until after the six-month anniversary after the date of grant.

The following table sets forth the transaction in greater detail.

	Amount	# of Shares	# of Series A Warrants (1)	# of Series B Warrants (2)
Robert Forbes (3)	$300,000	333,333	300,000	304,167
Timothy Forbes (3)	$100,000	111,111	100,000	101,389

(1)	All of such warrants were immediately exercisable at closing date at an exercise price equal to $0.01 and have a term of seven (7) years.

(2)	All of such warrants will become exercisable six months from the closing date at an exercise price equal to $0.60 and have a term of seven (7) years.

(3)	Such person is the brother of a member of our board of directors, Christopher Forbes.

Review and Approval of Related Person Transactions

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

Item 14.               Principal Accounting Fees and Services.

In October 2007, certain partners of Goldstein Golub Kessler LLP (“GGK”) became partners of McGladrey & Pullen, LLP (“M&P”) As a consequence, GGK resigned as our auditors October 22, 2007 and M&P was appointed as our new independent registered public accounting firm for the year ending June 30, 2008.

GGK had a continuing relationship with RSM McGladrey, Inc. (‘‘RSM’’), from which it leased auditing staff who were full time, permanent employees of RSM and through which its partners provided non-audit services.  GGK has no full time employees and, therefore, none of the audit services performed were provided by permanent full-time employees of GGK.  GGK manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

The aggregate fees billed by M&P, RSM and GGK for services performed for the years ended June 30, 2009 and 2008 are as follows:

	2008	2008
Audit Fees – McGladrey & Pullen, LLP	$105,000	$90,015
Audit Fees – Goldstein Golub Kessler LLP	-	16,374
Audit Related Fees – McGladrey & Pullen, LLP	8,000	4,926
Audit Related Fees – Goldstein Golub Kessler LLP	-	24,566
Tax Fees – RSM McGladrey, Inc.	5,815	6,418
All Other Fees	1,715	-
Total Fees	$120,530	$142,299

AUDIT FEES

The aggregate audit fees for the years ended June 30, 2009 and 2008 were primarily related to the audit of the our annual financial statements and review of those financial statements included in our quarterly reports on Form 10-Q and fees for professional services rendered in connection with documents filed with the Securities and Exchange Commission.

AUDIT RELATED FEES

Audit related fees for the years ended June 30, 2009 and 2008 were primarily incurred in connection with our equity offerings, fees in connection with correspondence with the SEC and the American Stock Exchange, , and fees in connection with attending the annual stockholders’ meeting.

TAX FEES

Tax fees for the years ended June 30, 2009 and 2008 related to the review of our tax returns provided by and consultations relating to our STIP and LTIP plans.

ALL OTHER FEES

All other fees for the year ended June 30, 2009 related to consultations in connection with our short-term and long-term incentive plans.

Pre-Approval Policies and Procedures

In accordance with its charter, the Audit Committee is required to approve all audit and non-audit services provided by the independent auditors and shall not engage the independent auditors to perform the specific non-audit services prescribed by law or regulation.

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

Reference is made to the Exhibit Index on Page 104.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of October 2009.

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

Signature	Title	Date

/s/ Harlan W. Waksal, M.D	Chairman and Director	October 28, 2009
Harlan W. Waksal, M.D.

/s/ Bruce C. Galton	President and Chief Executive	October 28, 2009
Bruce C. Galton	Officer (principal executive officer)
and Director

/s/ Joel Brooks	Chief Financial Officer and Treasurer	October 28, 2009
Joel Brooks	(principal financial and accounting officer)

/s/ John E. Thompson	Executive Vice President, Chief	October 28, 2009
John E. Thompson	Scientific Officer and Director

/s/ John Braca	Director	October 28, 2009
John Braca

/s/ Christopher Forbes	Director	October 28, 2009
Christopher Forbes

/s/ Warren J. Isabelle	Director	October 28, 2009
Warren J. Isabelle

/s/ Thomas C. Quick	Director	October 28, 2009
Thomas C. Quick

/s/ David Rector	Director	October 28, 2009
David Rector

/s/ Rudolf Stalder	Director	October 28, 2009
Rudolf Stalder

/s/ Jack Van Hulst	Director	October 28, 2009
Jack Van Hulst

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

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

10.8
Indemnification Agreement by and between Senesco Technologies, Inc. and Harlan W. Waksal, M.D. dated as of October 24, 2008.  (Incorporated by reference to Exhibit 10.8 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2009.)

Exhibit No.	Description of Exhibit

10. 9
Indemnification Agreement by and between Senesco Technologies, Inc. and Warren Isabelle dated as of June 8, 2009.  (Incorporated by reference to Exhibit 10.9 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2009.)

10.10 *
Employment Agreement by and between Senesco, Inc. and Sascha P. Fedyszyn, dated January 21, 1999. (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 1998.)

10.11*
Employment Agreement by and between Senesco Technologies, Inc. and Bruce C. Galton, dated October 4, 2001. (Incorporated by reference to Exhibit 10.9 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 2001.)

10.12*
Employment Agreement by and between Senesco Technologies, Inc. and Joel Brooks, dated July 1, 2003.  (Incorporated by reference to Exhibit 10.29 of Senesco Technologies, Inc. annual report on Form 10-KSB for the period ended June 30, 2003.)

10.13*
Employment Agreement by and between Senesco Technologies, Inc. and Richard Dondero, dated July 19, 2004.  (Incorporated by reference to Exhibit 10.39 of Senesco Technologies, Inc. annual report on Form 10-KSB for the period ended June 30, 2004.)

10.14*
Consulting Agreement by and between Senesco Technologies, Inc. and John E. Thompson, Ph.D., dated July 12, 1999.  (Incorporated by reference to Senesco Technologies, Inc. annual report on Form 10-KSB for the period ended June 30, 2000.)

10.15*
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

10.17 *
Amendment # 6 to Consulting Agreement of July 12, 1999, as modified, by and between Senesco, Inc. and John E. Thompson, Ph.D., dated June 25, 2009. (Incorporated by reference to Exhibit 10.17 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2009.)

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

10.32
Amendment to Research Agreement by and among the University of Waterloo, Senesco, Inc. and Dr. John E. Thompson, Ph.D., dated August 27, 2009. (Incorporated by reference to Exhibit 10.32 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2009.)

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

Exhibit No.	Description of Exhibit

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