Form 10-Q
period 2009-09-30
SENESCO TECHNOLOGIES INC
filed 2009-11-16
CIK 1035354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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
Yes: ☐ No: ☐

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
Yes: ☐ No: ☒

As of October 31, 2009, 25,364,053 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

-i-

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

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2009	2009
ASSETS	(unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$275,295	$380,569
Short-term investments	800,000	1,050,000
Subscriptions receivable	392,000	-
Prepaid expenses and other current assets	1,116,516	1,161,348
Total Current Assets	2,583,811	2,591,917

Property and equipment, net	6,594	5,986
Intangibles, net	4,046,985	3,884,999
Deferred financing costs	488,046	632,324
Security deposit	7,187	7,187
TOTAL ASSETS	$7,132,623	$7,122,413

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$426,088	$976,680
Accrued expenses	561,208	355,937
Total Current Liabilities	987,296	1,332,617

Convertible note, net of discount	18,179	6,217
Warrant liability	1,311,975	-
Grant payable	99,728	99,728
Other liability	14,028	16,017
TOTAL LIABILITIES	2,431,206	1,454,579

STOCKHOLDERS’ EQUITY:

Preferred stock, $0.01 par value; authorized 5,000,000 shares, no shares issued	—	—
Common stock, $0.01 par value; authorized 120,000,000 shares, issued and outstanding 24,777,638 and 19,812,043, respectively	247,776	198,120
Capital in excess of par, net of $88,000 subscription receivable	35,861,069	36,687,846
Deficit accumulated during the development stage	(31,407,428)	(31,218,132)
TOTAL STOCKHOLDERS’ EQUITY	4,701,417	5,667,834

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,132,623	$7,122,413

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	From Inception on July 1, 1998 through September 30,
	2009	2008	2009
Revenue	$—	$200,000	$1,450,000

Operating Expenses:
General and administrative	494,955	529,865	24,426,148
Research and development	575,291	504,386	12,886,850
Total Operating Expenses	1,070,246	1,034,251	37,312,998

Loss From Operations	(1,070,246)	(834,251)	(35,862,998)

Sale of state income tax loss, net	—	—	586,442
Fair value – warrant liability	1,888,133	—	6,619,900
Other noncash income	—	—	321,259
Interest income, net	347	23,057	523,660
Amortization of debt discount and financing costs	(807,914)	(106,055)	(1,954,677)
Interest expense on convertible notes	(199,616)	(264,157)	(1,641,014)

Net Loss	$(189,296)	$(1,181,406)	$(31,407,428)

Basic and Diluted Net Loss Per Common Share	$(0.01)	$(0.06)

Basic and Diluted Weighted Average Number of Common Shares Outstanding	22,046,718	18,379,379

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FROM INCEPTION ON JULY 1, 1998 THROUGH SEPTEMBER 30, 2009
(unaudited)

	Common Stock		Capital in Excess of Par Value	Deficit Accumulated During the Development Stage	Total
	Shares	Amount
Common stock outstanding	2,000,462	$20,005	$(20,005)	—	—

Contribution of capital	—	—	85,179	—	$85,179

Issuance of common stock in reverse merger on January 22, 1999 at $0.01 per share	3,400,000	34,000	(34,000)	—	—

Issuance of common stock for cash on May 21, 1999 at$2.63437 per share	759,194	7,592	1,988,390	—	1,995,982

Issuance of common stock for placement fees on May 21, 1999 at $0.01 per share	53,144	531	(531)	—	—

Issuance of common stock for cash on January 26, 2000 at $2.867647 per share	17,436	174	49,826	—	50,000

Issuance of common stock for cash on January 31, 2000 at $2.87875 per share	34,737	347	99,653	—	100,000

Issuance of common stock for cash on February 4, 2000 at $2.934582 per share	85,191	852	249,148	—	250,000

Issuance of common stock for cash on March 15, 2000 at $2.527875 per share	51,428	514	129,486	—	130,000

Issuance of common stock for cash on June 22, 2000 at $1.50 per share	1,471,700	14,718	2,192,833	—	2,207,551

Commissions, legal and bank fees associated with issuances for the year ended June 30, 2000	—	—	(260,595)	—	(260,595)

Fair market value of options and warrants vested during the year ended June 30, 2000	—	—	1,475,927	—	1,475,927

(continued)

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FROM INCEPTION ON JULY 1, 1998 THROUGH SEPTEMBER 30, 2009
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
FROM INCEPTION ON JULY 1, 1998 THROUGH SEPTEMBER 30, 2009
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

 (continued)

See Notes to Condensed Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FROM INCEPTION ON JULY 1, 1998 THROUGH SEPTEMBER 30, 2009
(unaudited)
	Common Stock		Capital in Excess of Par Value	Deficit Accumulated During the Development Stage	Total
	Shares	Amount
Fair market value of options and warrants vested during the year ended June 30, 2007	—	—	$970,162	—	$970,162

Warrants exercised during the year ended June 30, 2007 at an exercise price of $0.01	10,000	$100	—	—	100

Fair market value of options and warrants vested during the year ended June 30, 2008	—	—	1,536,968	—	1,536,968

Allocation of proceeds from issuance of convertible notes and warrants from September 21, 2007 through June 30, 2008	—	—	9,340,000	—	9,340,000

Issuance of common stock in lieu of cash payment for interest during the year ended June 30, 2008	345,867	3,458	430,696	—	434,154

Convertible notes converted into common stock during the year ended June 30, 2008	555,556	5,556	430,952	—	436,508

Fair market value of options and warrants vested during the year ended June 30, 2009	—	—	506,847	—	506,847

Cashless exercise of warrants during the year ended June 30, 2009 at an exercise price of $0.74	2,395	24	(24)	—	—

Issuance of common stock in lieu of cash payment for interest during the year ended June 30,2009	1,271,831	12,718	944,526	—	1,007,244

Convertible notes converted into common stock during the year ended June 30, 2009	50,000	500	44,433	—	44,933

(continued)

See Notes to Condensed Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FROM INCEPTION ON JULY 1, 1998 THROUGH SEPTEMBER 30, 2009
(unaudited)

	Common Stock		Capital in Excess of Par Value	Deficit Accumulated During the Development Stage	Total
	Shares	Amount
Issuance of common stock in connection with the Company’s short term incentive plan during the year ended June 30, 2009	112,700	1,127	(1,127)	—	—

Cumulative effect of change in accounting principle –implementation of FASB ASC 815.40	—	—	(7,931,875)	4,731767	(3,200,108)

Issuance of common stock and warrants for cash during the three months ended September 30, 2009 at $0.90 per unit	1,700,000	17,000	1,425,000	—	1,442,000

Issuance of common stock and warrants for satisfaction of accounts payable during the three months ended September 30, 2009	194,444	1,944	259,588	—	261,532

Warrants exercised for cash during the three months ended September 30, 2009 at an exercise price of $0.01	950,000	9,500	—	—	9,500

Legal and regulatory fees associated with issuances during the three months ended September 30, 2009	—	—	(175,862)	—	(175,862)

Issuance of common stock in lieu of cash payment for interest during the three months ended September 30, 2009	415,867	4,159	195,457	—	199,616

Convertible notes converted into common stock during the three months ended September 30, 2009	1,705,284	17,053	634,621	—	651,674

Fair market value of options and warrants vested during the three months ended September 30, 2009	—	—	34,527	—	34,527

Net loss	—	—	—	$(36,139,195)	(36,139,195)
Balance at September 30, 2009	24,777,638	$247,776	$35,861,069	$(31,407,428)	$4,701,417

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended September 30,		From Inception on July 1, 1998 through September 30,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(189,296)	$(1,181,406)	$(31,407,428)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash capital contribution	—	—	85,179
Noncash conversion of accrued expenses into equity	—	—	131,250
Noncash income related to change in fair value of warrant liability	(1,888,133)	—	(6,941,159)
Issuance of common stock and warrants for interest	199,616	264,157	1,650,329
Share-based compensation expense	34,527	76,524	10,237,471
Depreciation and amortization	27,853	26,280	600,294
Amortization of convertible note discount	663,637	133	1,214,854
Amortization of deferred financing costs	144,278	105,922	739,823
Loss on extinguishment of debt	86,532	—	86,532
(Increase) decrease in operating assets:
Prepaid expense and other current assets	44,832	(603,685)	(1,116,516)
Security deposit	—	—	(7,187)
Increase (decrease) in operating liabilities:
Accounts payable	(375,592)	129,758	601,088
Accrued expenses	205,271	72,617	561,208
Other liability	(1,989)	(1,761)	14,028
Net cash used in operating activities	(1,048,464)	(1,111,461)	(23,550,234)

Cash flows from investing activities:
Patent costs	(189,332)	(158,322)	(4,475,695)
Redemptions (Purchases) of investments, net	250,000	(1,950,000)	(800,000)
Purchase of property and equipment	(1,116)	-	(178,179)
Net cash provided by (used in) investing activities	59,552	(2,108,322)	(5,453,874)

Cash flows from financing activities:
Proceeds from grant	—	—	99,728
Proceeds from issuance of bridge notes	—	—	525,000
Proceeds from issuance of common stock, net and exercise of options and warrants	883,638	—	19,966,456
Proceeds from issuance of convertible notes and warrants, net	—	—	9,340,000
Deferred financing costs	—	—	(651,781)
Net cash provided by financing activities	883,638	—	29,279,403

Net (decrease) increase in cash and cash equivalents	(105,274)	(3,219,783)	275,295

Cash and cash equivalents at beginning of period	380,569	5,676,985	—

Cash and cash equivalents at end of period	$275,295	$2,457,202	$275,295

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—	$22,317
Supplemental schedule of noncash financing activity:
Conversion of convertible notes into common stock, net	$653,400	$—	$1,198,400
Conversion of bridge notes into stock	$—	$—	$534,316
Allocation of convertible debt proceeds to warrants and beneficial conversion feature	$—	$—	$9,340,000
Warrants issued for financing costs	$—	$—	$639,645
Issuance of common stock for interest on convertible notes	$199,616	$264,157	$1,650,329
Issuance of common stock in settlement of accounts payable	$175,000	$—	$175,000

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 - Basis of Presentation:

The financial statements included herein have been prepared by Senesco Technologies, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of September 30, 2009, the results of its operations for the three-month periods ended September 30, 2009 and 2008, cash flows for the three-month periods ended September 30, 2009 and 2008, and the results of its operations and cash flows for the period from inception on July 1, 1998 through September 30, 2009.

Interim results are not necessarily indicative of results for the full fiscal year.

Note 2 – Liquidity:

There is substantial doubt about the Company’s ability to continue as a going concern due to its limited assets, capital and recurring losses as explained in the following paragraphs.

As shown in the accompanying consolidated financial statements, the Company has a history of losses with a deficit accumulated during the development stage from July 1, 1998 (inception) through September 30, 2009 of $31,407,428.  Additionally, the Company has generated minimal revenues by licensing its technology for certain crops to companies willing to share in its development costs. In addition, the Company’s technology may not be ready for commercialization for several years. The Company expects to continue to incur losses for the next several years because it anticipates that its expenditures on research and development, and administrative activities will significantly exceed its revenues during that period. The Company cannot predict when, if ever, it will become profitable.

As of September 30, 2009, the Company had cash and investments in the amount of $1,075,295, which consisted of money market funds and U.S. treasury bills plus an additional $480,000 in stock subscriptions receivable.  The Company estimates that such amount will cover its expenses for approximately the next three months from September 30, 2009.  The accompanying financial statements do not include any adjustment from the outcome of this uncertainty.

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

The length of time that it takes for an initial patent application to be approved is generally between four to six years.  However, due to the unique nature of each patent application, the actual length of time may vary.  If a patent application is denied, the associated cost of that application would be written off.  However, the Company has not had any patent applications denied as of September 30, 2009.  Additionally, should a patent application become impaired during the application process, the Company would write down or write off the associated cost of that patent application.

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

Note 4 - Loss Per Share:

Net loss per common share is computed by dividing the loss by the weighted-average number of common shares outstanding during the period.  Shares to be issued upon the exercise of the outstanding options and warrants aggregating 26,480,205 and 23,518,284 as of September 30, 2009 and 2008, respectively, are not included in the computation of net loss per share, as their effect is anti-dilutive.  Additionally, as of September 30, 2009, 15,528,096 shares to be issued upon the conversion of convertible notes are not included in the computation of diluted net loss per share, as their effect is anti-dilutive.

Note 5 – Share-Based Transactions:

The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee.  Generally, the awards vest based upon time-based conditions.

The fair value of each stock option and warrant granted or vesting has been determined using the Black-Scholes model.  The material factors incorporated in the Black-Scholes model in estimating the value of the options and warrants include the following:

	Three Months Ended September 30,
	2009	2008
Estimated life in years	3.5-5.5	4-6
Risk-free interest rate (1)	1.3%–1.8%	2.98%
Volatility	100%	100%
Dividend paid	None	None

(1)	Represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term.

The economic values of the options will depend on the future price of the Company’s common stock, par value $0.01 (the “Common Stock”), which cannot be forecast with reasonable accuracy.

A summary of changes in the stock option plan for the three month period ended September 30, 2009 is as follows:

	Number of Options	Weighted-Average Exercise Price
Outstanding at July 1, 2009	4,550,412	$1.70
Granted	—	—
Exercised	—	—
Expired	(229,000)	3.50
Outstanding at September 30, 2009	4,321,412	$1.60
Exercisable at September 30, 2009	3,438,412	$1.80

A summary of changes to the non-vested stock options for the three month period ended September 30, 2009 is as follows:

	Weighted-Average
	Number of Options	Grant-Date Fair Value
Non-vested stock options at July 1, 2009	883,000	$0.66
Granted	—	—
Vested	—	—
Expired		—
Non-vested stock options at September 30, 2009	883,000	$0.66

As of September 30, 2009, the aggregate intrinsic value of stock options outstanding was $996, with a weighted-average remaining term of 6.0 years.  The aggregate intrinsic value of stock options exercisable at that same date was $996, with a weighted-average remaining term of 5.3 years.  As of September 30, 2009, the Company has 4,887,472 shares available for future stock option grants.

As of September 30, 2009, total compensation expense not yet recognized related to stock option grants and restricted stock units amounted to approximately $63,000, which will be recognized over the next 15 months, and an additional $640,000 which may be recognized as achievement of certain target goals under the Company’s Long-Term Incentive Program become probable over the next 18 months.

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

As of September 30, 2009, the Company has determined that the achievement of the target goals is probable.  The total amount of compensation expense in connection with the short-term incentive program in the amount of $140,480 had been recorded ratably over the seven and one-half month period from November 19, 2008 through June 30, 2009.

In October 2009, after a review of each of the factors that compromise the short-term award program, the compensation committee determined that the executive officers had partially achieved the previously granted short-term performance milestones, and accordingly, determined to vest, effective two trading days following the Company’s filing of this quarterly report on Form 10-Q for the quarter ended September 30, 2009, the foregoing RSUs/options as follows:

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

Pursuant to and as defined in the Long-Term Equity Incentive Program, each executive would be awarded shares of the Company’s Common Stock and options to acquire shares of the Company’s Common Stock if the Company achieves certain target goals relating to its Multiple Myeloma research project over the  three fiscal year period from the date of adoption.

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

As of September 30, 2009, the Company is not able to determine if the achievement of the target goals under the Long-Term Equity Incentive Program are probable and, therefore, has not yet begun to recognize any of the $640,000 compensation expense that was computed on the date of adoption of the Long-Term Equity Incentive Program.  The Company will begin recognizing such compensation expense ratably over the remaining term of the Long-Term Equity Incentive Program at such time that the Company is able to determine that the achievement of the target goals are probable.

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

Note 7 –Convertible Notes and Stockholders Equity:

Convertible Notes

During the year ended June 30, 2008, the Company issued $5,000,000 of convertible notes and warrants to YA Global Investments L.P. (“YA Global”) and $5,000,000 of convertible notes and warrants to Stanford Venture Capital Holdings, Inc. (“Stanford”), for aggregate gross proceeds in the amount of $10,000,000.  The convertible notes were and are convertible into the Company’s Common Stock at a fixed price of $0.90 per share, subject to certain adjustments (the “Fixed Conversion Price”), through August 1, 2009 and December 20, 2009, respectively, at which time the convertible notes may convert into shares of the Company’s Common Stock at the lower of the fixed conversion price or 80% of the lowest daily volume-weighted average price (the “VWAP”) of the common stock during the five trading days prior to the conversion date. In July and September 2009, the fixed conversion price was adjusted to $0.85 and $0.83, respectively, due to the issuance of common stock and warrants.   The maturity date of each of the convertible notes for YA Global and Stanford is December 30, 2010 and December 31, 2010, respectively.

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

The Company has the option to force the investors to convert 50% and 100% of its then-outstanding convertible notes if its Common Stock price exceeds 150% and 175% of the Fixed Conversion Price, respectively, for any 20 out of 30 trading days; provided that such forced conversion meets certain conditions (the “Call Option”).  If the Company exercises its Call Option prior to the third anniversary of the signing date, it will issue additional warrants to the investor equal to 50% of the number of shares underlying the convertible note subject to the forced conversion.  These warrants will be exercisable at the fixed conversion price and will have the same maturity as the other warrants issued under the financing.

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

Currently, the number of shares of common stock issuable upon conversion of the remaining $8,801,600 of convertible notes outstanding and shares of common stock to be issued upon exercise of the warrants outstanding at September 30, 2009 represents, in the aggregate, approximately 29,442,000 shares, plus an estimated additional 2,200,000 shares (based upon the stock price at September 30, 2009) for the payment of interest in stock under the convertible notes.

As of September 30, 2009, the outstanding balance of the convertible notes was $18,179, which is comprised of notes with an aggregate face amount of $8,801,600 less unamortized debt discount of $8,783,421.  Debt discount associated with the convertible notes is amortized to interest expense, using the effective yield method, over the remaining life of the convertible notes.  Upon conversion of the convertible notes into Common Stock, any unamortized debt discount relating to the portion converted will be charged to interest.  Total charges to interest for amortization of debt discount were $663,322 for the three month period ended September 30, 2009.

The costs associated with the issuances in the amount of $1,291,427 have been recorded as deferred financing costs and are being amortized ratably over the term of the convertible notes.  The balance of deferred financing costs as of September 30, 2009 amounted to $488,046.

Effective July 1, 2009, the Company adopted the provisions of FASB ASC 815.40, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock.  FASB ASC 815.40 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  As a result of adopting FASB ASC 815.40, as of July 1, 2009, 6,941,666 of the Company’s issued and outstanding common stock warrants previously accounted for as equity pursuant to the derivative treatment exemption should no longer be accounted for as equity.  As such, effective July 1, 2009, the Company reclassified the fair value of these common stock purchase warrants, which have exercise price reset features, from equity to a liability.  On July 1, 2009, using the black sholes valuation model, the Company reclassified, as a cumulative effect adjustment, the difference in fair value of $4,731,767, which represents the difference between the fair value on the dates of issuance of $7,931,875 and the fair value on July 1, 2009 of $3,200,108 from additional paid in capital to deficit accumulated during the development stage.  Additionally, the Company recorded a warrant liability in the amount of $3,200,108 to recognize the fair value of such warrants at July 1, 2009. The effect on the net loss for the three month period ending September 30, 2008, would have been a reduction of $3,311,174 which would have resulted in net income of $2,129,768. The effect on the basic net loss per common share would have been a reduction of $0.18, which would have resulted in basic net income per common share of $0.12.  On September 30, 2009, the Company revalued the warrants, using the black sholes valuation model, and the resulting liability to $1,311,975,  The change in value of the liability of $1,888,133 was recorded as income for the three months ended September 30, 2009 (which reduced the basic and diluted net loss per share by $0.09).  The assumptions used to value the warrants were as follows:

	July 1, 2009	September 30, 2009
Estimated life in years	3	2.75
Risk-free interest rate (1)	1.57%	1.45%
Volatility	100%	100%
Dividend paid	None	None

(1)	Represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term.

Common Stock

Transaction with Partlet Holdings

On July 9, 2009, the Company entered into a Securities Purchase Agreement (the “Partlet Securities Purchase Agreement”) with Partlet Holdings Ltd., which is an accredited investor, pursuant to which the Company issued an aggregate of 1,111,111 shares (the “Shares”) of the Company’s common stock at $0.90 per share and each of a Series A warrant (the “Partlet Series A Warrant”) and a Series B warrant (the “Partlet Series B Warrant”) (collectively the Partlet Series A Warrant and Partlet Series B Warrant shall be referred to herein as the “Partlet Warrants”).

The Partlet Series A Warrant entitles the holder to purchase 1,000,000 shares of the Company’s common stock at $0.01 per warrant share.  The Partlet Series A Warrant has a term of seven years and is exercisable immediately after the date of grant.

The Partlet Series B Warrant entitles the holder to purchase 2,055,555 shares of the Company’s common stock at $0.60 per warrant share.  The Partlet Series B Warrant has a term of seven years and is not exercisable until after the six-month anniversary from the date of grant.

On July 9, 2009, the Company closed on $950,000 of aggregate proceeds of the private placement and, on that date, issued (i) a total of 1,055,555 Shares (ii) a Partlet Series A Warrant to purchase 950,000 shares of the Company’s common stock, which was exercised on July 14, 2009, and (iii) a Partlet Series B Warrant to purchase 1,952,778 shares of the Company’s common stock.  On September 30, 2009, the Company closed on the remaining $50,000 in proceeds upon the Company receiving approval from the Company’s stockholders and the NYSE Amex Exchange for certain aspects of the transaction.

Transaction with Each of Robert and Tim Forbes

On July 29, 2009, the Company entered into a Securities Purchase Agreement, (the “Forbes Securities Purchase Agreement”) with each of Robert Forbes and Timothy Forbes, each of whom is an accredited investor, pursuant to which the Company issued an aggregate of 444,444 shares of common stock at $0.90 (the “Shares”) per share and each of a Series A warrant, (the “Forbes Series A Warrants”), and a Series B warrant (the “Forbes Series B Warrants”).  Each of Robert Forbes and Timothy Forbes are the brothers of Christopher Forbes who is a director of Senesco.  Mr. Christopher Forbes will not be deemed to be the beneficial owner of, nor will he have a pecuniary interest in the Shares or Warrants issued to his brothers.

The Forbes Series A Warrants entitle the holders to purchase, in the aggregate, up to 400,000 shares of the Company’s common stock at $0.01 per warrant share.  The Forbes Series A Warrants have a term of seven years and are exercisable immediately after the date of grant.

The Forbes Series B Warrants entitle the holders to purchase, in the aggregate, up to 405,556 shares of the Company’s common stock at $0.60 per warrant share.  The Forbes Series B Warrants have a term of seven years and are not exercisable until after the six-month anniversary from the date of grant.

Transaction with Insiders and Affiliates

On July 29, 2009, the Company entered into a Securities Purchase Agreement, (the “Affiliate’s Securities Purchase Agreement”) with each of Harlan W. Waksal, M.D., Rudolf Stalder, Christopher Forbes, David Rector, John N. Braca, Jack Van Hulst, Warren Isabelle and the Thomas C. Quick Charitable Foundation (the “Affiliate Investors”) each of whom is an accredited investor, pursuant to which the Company issued an aggregate of 144,444 Shares of the Company’s common stock at $0.90 per share and each of a Series A warrant, (the “Affiliate’s Series A Warrants”), and a Series B warrant (the “Affiliate’s Series B Warrants”).  Each of Harlan W. Waksal, M.D., Rudolf Stalder, Christopher Forbes, David Rector, John N. Braca, Jack Van Hulst and Warren Isabelle serve on the Company’s board.  The Thomas C. Quick Charitable Foundation is an affiliate of our board member Thomas C. Quick.

The Affiliate’s Series A Warrants entitle the holders to purchase in the aggregate, up to 130,000 shares of the Company’s common stock at $0.01 per warrant share.  The Affiliates Series A Warrants have a term of seven years and are exercisable immediately after the date of grant.

The Affiliate’s Series B Warrants entitle the holders to purchase, in the aggregate, up to 131,807 shares of the Company’s common stock at $0.60 per warrant share.  The Affiliate’s Series B Warrants have a term of seven years and are not exercisable until after the six-month anniversary from the date of grant.

Transaction with Cato Research Ltd.

On July 29, 2009, the Company entered into a Securities Agreement with Cato Holding Company (“Cato”), who is an accredited investor, pursuant to which the Company issued an aggregate of 194,444 Shares of the Company’s common stock at $0.90 per share and each of a Series A warrant (the “Cato Series A Warrant”) and a Series B warrant (the “Cato Series B Warrant”).  The Shares were issued to Cato in exchange for debt that was owed by us to Cato Research Ltd. in the amount of $175,000.  Cato Research Ltd. is an affiliate of Cato.

The Cato Series A Warrant entitles the holder to purchase in the aggregate, up to 175,000 shares of the Company’s common stock at $0.01 per warrant share.  The Cato Series A Warrant has a term of seven years and is exercisable immediately after the date of grant.

The Cato Series B Warrant entitles the holder to purchase, in the aggregate, up to 177,431 shares of the Company’s common stock at $0.60 per warrant share.  The Cato Series B Warrant has a term of seven years and is not exercisable until after the six-month anniversary from the date of grant.

The foregoing transactions were closed upon the Company receiving approval from the Company’s stockholders and the NYSE Amex Exchange for certain aspects of the transactions on September 30, 2009 and $480,000 of the proceeds were recorded as a subscription receivable; of which, $392,000 was received in October 2009. The balance of $88,000 has been recorded as a reduction to additional paid in capital and is expected to be received by the end of November 2009.

As a result of the transaction with Cato, the Company valued the common stock and warrants issued to Cato in the amount of $261,532 and recorded a loss on the extinguishment of debt in the amount of $86,532 during the three month period ended September 30, 2009.

Note 8 – Income Taxes:

No provision for income taxes has been made for the three month periods ended September 30, 2009 and 2008 given the Company’s losses in 2009 and 2008 and available net operating loss carryforwards.  A benefit has not been recorded as the realization of the net operating losses is not assured and the timing in which the Company can utilize its net operating loss carryforwards in any year or in total may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations.

Note 9 – Effects of New Accounting Pronouncements Applicable to the Company

FASB ASC 808-10 – Accounting for Collaborative Arrangements

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

Note 10 – Subsequent Events:

The Company has evaluated subsequent events through November 16, 2009, the date these financial statements were filed, and determined that there were no events or transactions occurring subsequent to September 30, 2009 that would have a material impact on the Company’s consolidated financial statements and that there were no events or transactions occurring subsequent to September 30, 2009 that would require disclosure.

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

Certain preclinical human health results to date include:

•
Performing efficacy, toxicological and dose-finding studies in mice for our potential multiple myeloma drug candidate, SNS-01.  SNS-01 is a nano-encapsulated combination therapy of Factor 5A and an siRNA against Factor 5A.  Our efficacy study in severe combined immune-deficient (“SCID”) mice with subcutaneous human multiple myeloma tumors tested SNS-01 dosages ranging from 0.15 mg/kg to 1.5 mg/kg.  In these studies, mice treated with a dose of either 0.75 mg/kg or 1.5 mg/kg both showed a 91% reduction in tumor volume and a decrease in tumor weight of 87% and 95%, respectively.  For mice that received smaller doses of either 0.38 mg/kg or 0.15 mg/kg, there was also a reduction in tumor volume (73% and 61%, respectively) and weight (74% and 36%, respectively).  All of the treated mice, regardless of dose, survived.  This therapeutic dose range study provided the basis for an 8-day maximum tolerated dose study in which normal mice received two intravenous doses of increasing amounts of SNS-01 (from 2.2 mg/kg).  Body weight, organ weight and serum levels of liver enzymes were used as clinical indices to assess toxicity.  A dose between 2.2 mg/kg and 2.9 mg/kg was well tolerated with respect to these clinical indices, and the survival rate at 2.9 mg/kg was 80%.  Those mice receiving above 2.9 mg/kg of SNS-01 showed evidence of morbidity and up to 80% mortality.  The 2.9 mg/kg threshold, twice the upper end of the proposed therapeutic dose range, was therefore determined to be the maximum tolerated dose in mice.

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

Human Health Research Program

Our human health research program, which has consisted of pre-clinical in-vitro and in-vivo experiments designed to assess the role and method of action of the Factor 5A genes in human diseases, is being performed by approximately ten (10) third party researchers, at our direction, at  Mayo Clinic and the University of Waterloo.

Our research and development expenses incurred on human health applications were approximately 75% of our total research and development expenses for the three months ended September 30, 2009.  Our research and development expenses incurred on human health applications were approximately 66% of our total research and development expenses for the three months ended September 30, 2008.  Since inception, the proportion of our research and development expenses on human health applications has increased, as compared to our research and development expenses on agricultural applications.  This change is primarily due to the fact that our research focus on human health has increased and some of our research costs for plant applications have shifted to our license partners.

Our planned future pre-clinical research and development initiatives for human health include:

•
Multiple Myeloma.  Our objective is to advance our technology for the potential treatment of multiple myeloma with the goal of initiating a clinical trial.  In connection with the potential clinical trial, we have engaged a clinical research organization, or CRO, to assist us through the process.  We have also determined the delivery system for our technology, contracted for the supply of pharmaceutical grade materials to be used in toxicology and human studies, performed certain toxicology studies, and have contracted with a third party laboratory to conduct additional toxicology studies.  Together with the assistance of our CRO, we will have additional toxicology studies performed with the goal of filing an investigational new drug application, or IND application, with the U.S. Food and Drug Administration, or FDA, for their review and consideration in order to initiate a clinical trial.  Assuming that we have adequate funding, we estimate that it will take approximately twelve (12) months from September 30, 2009 to complete these objectives.

•
Lung Inflammation.  A mouse model system has been conducted to illustrate the siRNA to Factor 5A’s ability to reduce morbidity and mortality of lung inflammation caused by the up-regulation of pro-inflammatory cytokines induced by a pathogen.

•	Other. We may continue to look at other disease states in order to determine the role of Factor 5A.

In order to pursue the above research initiatives, as well as other research initiatives that may arise, we recently completed private placements in the amount of $1.5 million of common stock and warrants and issued common stock and warrants in exchange for $0.2 million of accounts payable.  It will be necessary for us to raise a significant amount of additional working capital in the near future to continue to pursue some of the above initiatives as well as new initiatives, if any.  If we are unable to raise the necessary funds, we may be required to significantly curtail the future development of some of our research initiatives and we will be unable to pursue other possible research initiatives.

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

There are many large companies and development stage companies working in the field of apoptosis research including: Amgen Inc., Centocor, Inc., Genzyme Corporation, OSI Pharmaceuticals, Inc., Novartis AG, Introgen Therapeutics, Inc., Genta, Incorporated, and Vertex Pharmaceuticals, Inc., amongst others.

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

Agricultural Development and License Agreements

Through October 31, 2009, we have entered into eight (8) license agreements and one (1) joint collaboration with established agricultural biotechnology companies or, in the case of Poet, as more fully described below, an established ethanol company, as follows:

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

•
In October 2005, we entered into an agreement with Poet to license our proprietary gene technology to Poet to improve aspects of Poet’s ethanol production capabilities.  We have developed our work plan to incorporate our technology into those aspects of Poet’s ethanol production.  We will receive an annual payment for each Poet facility that incorporates our technology.  If Poet incorporates our technology into each of its facilities, we would be entitled to receive an annual payment in excess of $1,000,000.

•
On November 8, 2006, we entered into a license agreement with Bayer CropScience GmbH for the development and commercialization of Canola.  Under the terms of the agreement, we received an upfront payment, will receive milestone payments upon the achievement of certain development milestones and will receive commercialization fees based upon specified benchmarks.  In August 2008, Bayer CropScience GmbH successfully completed the first development milestone related to this license.

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

The discoverer of our technology, John E. Thompson, Ph.D., is the Associate Vice President, Research and former Dean of Science at the University of Waterloo in Ontario, Canada, and is our Executive Vice President and Chief Scientific Officer.  Dr. Thompson is also one of our directors and owns 2.3% of the outstanding shares of our common stock, $0.01 par value, as of September 30, 2009.

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

Our competitors in the field of delaying plant senescence are companies that develop and produce transformed plants with a variety of enhanced traits.  Such companies include: Mendel Biotechnology; Renessen LLC; Exelixis Plant Sciences, Inc.; and Syngenta International AG;among others.

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

Intellectual Property

We have twenty (20) issued patents from the United States Patent and Trademark Office, or PTO, and twenty-six (26) issued patents from foreign countries, thirty-four (34) of which are for the use of our technology in agricultural applications and twelve (12) of which relate to human health applications.

In addition to our forty-six (46) patents, we have a wide variety of patent applications, including divisional applications and continuations-in-part, in process with the PTO and internationally.  We intend to continue our strategy of enhancing these new patent applications through the addition of data as it is collected.

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

Liquidity and Capital Resources

Overview

As of September 30, 2009, our cash balance and investments, which consisted of money market funds and U.S. treasury bills, totaled $1,075,295, and we had working capital of $1,596,515.  As of September 30, 2009, we had a federal tax loss carryforward of approximately $26,755,000 and a state tax loss carry-forward of approximately $19,392,000 to offset future taxable income. We cannot assure you that we will be able to take advantage of any or all of such tax loss carryforwards, if at all, in future fiscal years.

Contractual Obligations

The following table lists our cash contractual obligations as of September 30, 2009:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Research and Development Agreements (1)	$1,683,733	$1,683,733	$—	$—	$—
Facility, Rent and Operating Leases (2)	$132,924	$79,420	$53,504	$—	$—
Employment, Consulting and Scientific Advisory Board Agreements (3)	$338,338	$335,838	$2,500	$—	$—
Total Contractual Cash Obligations	$2,154,995	$2,098,991	$56,004	$—	$—

(1)
Certain of our research and development agreements disclosed herein provide that payment is to be made in Canadian dollars and, therefore, the contractual obligations are subject to fluctuations in the exchange rate.

(2)	The lease for our office space in New Brunswick, New Jersey is subject to certain escalations for our proportionate share of increases in the building’s operating costs.

(3)	Certain of our consulting agreements provide for automatic renewal, which is not reflected in the table, unless terminated earlier by the parties to the respective agreements.

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

Effective September 1, 2009, we extended our research and development agreement with the University of Waterloo for an additional one-year period through August 31, 2010, in the amount of approximately $650,400.  Research and development expenses under this agreement aggregated $160,000 for the three months ended September 30, 2009 and $169,518 for the three months ended September 30, 2008 and $5,280,368 for the cumulative period from inception through September 30, 2009.

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

We anticipate that, based upon our current cash, investments and subscriptions receivable, as of September 30, 2009 we will be able to fund our operations for the next three (3) months. Over the next twelve months, we plan to fund our research and development and commercialization activities by:

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

Changes to Critical Accounting Policies and Estimates

We adopted FASB ASC 815.40, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”  for the fiscal year beginning July 1, 2009.

Except for the adoption of FASB ASC 815.40, there have been no changes to our critical accounting policies and estimates as set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Results of Operations

Three Months Ended September 30, 2009 and Three Months Ended September 30, 2008

The net loss for the three month period ended September 30, 2009 was $189,296.  The net loss for the three month period ended September 30, 2008 was $1,181,406.  Such a change represents a decrease in net loss of $992,110, or 84%.  This decrease in net loss was primarily the result of an increase in noncash income related to the change in fair value of a warrant liability, which was partially offset by an increase in operating expenses and non-cash expenses associated with the outstanding convertible notes and a decrease in revenue and interest income.

Revenue

There was no revenue for the three month period ended September 30, 2009.  Total revenues of $200,000 for the three month period ended September 30, 2008 consisted of a milestone payment in connection with an agricultural license agreement.

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

Operating Expenses

	Three Months Ended September 30,
	2009	2008	Change	%
	(in thousands, except % values)
General and administrative	$495	$530	$(35)	(6.6)%
Research and development	575	504	71	14.1%
Total operating expenses	$1,070	$1,034	$36	(3.5)%

We expect operating expenses to increase over the next twelve months as we anticipate that research and development expenses will increase as we continue to expand our research and development activities as they relate to the potential clinical development of SNS01.

General and Administrative Expenses

	Three Months Ended September 30,
	2009	2008	Change	%
	(in thousands, except % values)
Share-based compensation	$38	$72	$(34)	(47.2)%
Payroll and benefits	161	164	(3)	(1.8)%
Investor relations	46	46	—	—
Professional fees	122	142	(20)	(14.1)%
Depreciation and amortization	28	26	2	7.7%
Director fees	43	28	15	53.6%
Other general and administrative	57	52	5	9.6%
Total general and administrative	$495	$530	$(35)	(6.6)%

•
Share-based compensation for the three months ended September 30, 2009 and 2008 consisted of the amortized portion of the Black-Scholes value of options and warrants previously granted to directors, employees and consultants.  During the three month periods ended September 30, 2009 and 2008, there were no option and warrant grants.

•	Professional fees decreased primarily due to a decrease in legal and accounting fees related to the review of our securities filings.

•	Director fees increased primarily due to increasing the size of the board of directors from eight to ten.

We expect general and administrative expenses to modestly increase over the next twelve months primarily due to an increase in payroll and benefits and legal and accounting fees related to the increased regulatory environment surrounding our business.

Research and Development Expenses

	Three Months Ended September 30,
	2009	2008	Change	%
	(in thousands, except % values)
Share-based compensation	$(3)	$4	$(7)	(175.0)%
Loss on extinguishment of debt	86	—	86	—
Other research and development	492	500	(8)	(1.6)%
Total research and development	$575	$504	$71	14.1%

•	Share-based compensation consists primarily of the amortized portion of Black-Scholes value of options and warrants previously granted to research and development consultants and employees.

•
Loss on extinguishment of debt is in connection with the issuance of common stock and warrants to Cato Holding Company in exchange for debt that was owed by us to Cato Research Ltd. in the amount of $175,000.

•
Other research and development costs slightly decreased primarily due to a decrease in the cost of the research performed at the University of Waterloo as a result of the stronger U.S. dollar against the Canadian dollar.

The breakdown of our research and development expenses between our agricultural and human health research programs is as follows:

	Three Months Ended September 30,
	2009	%	2008	%
	(in thousands, except % values)
Agricultural	$143	25%	$170	34%
Human health	432	75%	334	66%
Total research and development	$575	100%	$504	100%

•
Agricultural research expenses decreased during the three month period ended September 30, 2009 primarily due to a decrease in the cost of the research performed at the University of Waterloo as a result of the stronger U.S. dollar against the Canadian dollar.

•	Human health research expenses increased during the three month period ended September 30, 2009 primarily as a result of the multiple myeloma project.

We expect the percentage of human health research programs to continue to increase as a percentage of the total research and development expenses as we continue our current research projects and begin new human health initiatives, in particular as they relate to the potential clinical development of SNS01.

Other noncash income

On July 1, 2009, we adopted FASB ASC 815.40  and recorded a warrant liability in the amount of $3,200,108 on such date.  At each reporting period, we are required to revalue the amount of the warrant liability.  On September 30, 2009, the amount of the warrant liability was adjusted to $1,311,975 and the difference of $1,888,133 was recorded as other noncash income.

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

The increase in the amortization of the debt discount is primarily due to $653,400 of convertible notes being converted into common stock during the three month period ended September 30, 2009.  The unamortized portion of such notes was amortized to interest expense.  None of the convertible notes were converted into common stock during the three month period ended September 30, 2008.

At September 30, 2009, there were $8,801,600 of convertible notes outstanding.

Interest Income, net

Interest income was lower during the three month period ended September 30, 2009 as a result of lower interest rates and cash balances compared to the three-month period ended September 30, 2008.

Period From Inception on July 1, 1998 through September 30, 2009

From inception of operations on July 1, 1998 through September 30, 2009, we have had revenues of $1,450,000, which consisted of the initial license fees and milestone payments in connection with our various development and license agreements.  We do not expect to generate significant revenues for approximately the next one to three years, during which time we will continue to engage in significant research and development efforts.

We have incurred losses each year since inception and have an accumulated deficit of $31,407,428 at September 30, 2009.  We expect to continue to incur losses as a result of expenditures on research and development and administrative activities.

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

The principal executive officer and principal financial officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009.  Based on this evaluation, they have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

(b) Changes in internal controls.

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three month period ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We are a development stage biotechnology company with a limited operating history and limited assets and capital.  We have incurred losses each year since inception and had an accumulated deficit of $31,407,428 at September 30, 2009. We have generated minimal revenues by licensing our technology for certain crops to companies willing to share in our development costs. In addition, our technology may not be ready for commercialization for several years. We expect to continue to incur losses for the next several years because we anticipate that our expenditures on research and development, and administrative activities will significantly exceed our revenues during that period. We cannot predict when, if ever, we will become profitable.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

In their audit opinion issued in connection with our consolidated balance sheet as of June 30, 2009 and our related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, our auditors have expressed substantial doubt about our ability to continue as a going concern given our recurring net losses, negative cash flows from operations, planned spending levels and the limited amount of funds on our balance sheet.  We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence.

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

We believe that at the projected rate of spending as of September 30, 2009, we should have sufficient cash and investments to maintain our present operations for the next three (3) months as of September 30, 2009.

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

We rely on third parties to perform all of our research and development activities.  Our research and development efforts take place at the University of Waterloo in Ontario, Canada, where our technology was discovered, Mayo Clinic and with our commercial partners.  At this time, we do not have the internal capabilities to perform our research and development activities. Accordingly, the failure of third-party research partners to perform under agreements entered into with us, or our failure to renew important research agreements with these third parties, may delay or curtail our research and development efforts.

We have significant future capital needs and may be unable to raise capital when needed, which could force us to delay or reduce our research and development efforts.

As of September 30, 2009, we had cash and highly-liquid investments of $1,075,295 and working capital of $1,596,515.  Using our available reserves as of September 30, 2009, we believe that we can operate according to our current business plan for the next three (3) months from September 30, 2009.  To date, we have generated minimal revenues and anticipate that our operating costs will exceed any revenues generated over the next several years. Therefore, we will be required to raise additional capital in the future in order to operate in accordance with our current business plan, and this funding may not be available on favorable terms, if at all.  If we are unable to raise additional funds, we will need to do one or more of the following:

•	delay, scale back or eliminate some or all of our research and development programs;

•	provide a license to third parties to develop and commercialize our technology that we would otherwise seek to develop and commercialize ourselves;

•	seek strategic alliances or business combinations;

•	attempt to sell our company;

•	cease operations; or

•	declare bankruptcy.

In addition, in connection with any funding, if we need to issue more equity securities than our certificate of incorporation currently authorizes, or more than 20% of the shares of our common stock outstanding, we may need stockholder approval.  If stockholder approval is not obtained or if adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets.  Investors may experience dilution in their investment from future offerings of our common stock.  For example, if we raise additional capital by issuing equity securities, such an issuance would reduce the percentage ownership of existing stockholders.  In addition, assuming the exercise of all options and warrants outstanding and the conversion of the notes into common stock, as of September 30, 2009, we had 18,332,537 shares of common stock authorized but unissued and unreserved, which may be issued from time to time by our board of directors without stockholder approval.  Furthermore, we may need to issue securities that have rights, preferences and privileges senior to our common stock.  Failure to obtain financing on acceptable terms would have a material adverse effect on our liquidity.

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

As of September 30, 2009, we have been issued twenty (20) patents by the PTO and twenty-six (26) patents from foreign countries.  We have also filed numerous patent applications for our technology in the United States and in several foreign countries, which technology is vital to our primary business, as well as several Continuations in Part on these patent applications.  Our success depends in part upon the grant of patents from our pending patent applications.

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

Many human health and agricultural biotechnology companies are engaged in research and development activities relating to apoptosis and senescence.  The market for plant protection and yield enhancement products is intensely competitive, rapidly changing and undergoing consolidation.  We may be unable to compete successfully against our current and future competitors, which may result in price reductions, reduced margins and the inability to achieve market acceptance for products containing our technology.  Our competitors in the field of plant senescence gene technology are companies that develop and produce transgenic plants and include major international agricultural companies, specialized biotechnology companies, research and academic institutions and, potentially, our joint venture and strategic alliance partners.  These companies include: Mendel Biotechnology, Inc., Renessen LLC, Exelixis Plant Sciences, Inc., and Syngenta International AG, among others.  Some of our competitors that are involved in apoptosis research include:  Amgen Inc.; Centocor, Inc.; Genzyme Corporation; OSI Pharmaceuticals, Inc.; Novartis AG; Introgen Therapeutics, Inc.; Genta, Inc.; and Vertex Pharmaceuticals, Inc.  Many of these competitors have substantially greater financial, marketing, sales, distribution and technical resources than us and have more experience in research and development, clinical trials, regulatory matters, manufacturing and marketing.  We anticipate increased competition in the future as new companies enter the market and new technologies become available.  Our technology may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors, which will prevent or limit our ability to generate revenues from the commercialization of our technology.

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

Risks Related to Our Common Stock

We currently do not meet the NYSE Amex Exchange continued listing standards.  If our common stock is delisted from the NYSE Amex Exchange, we may not be able to list on any other stock exchange, and our common stock may be subject to the “penny stock” regulations which may affect the ability of our stockholders to sell their shares.

The NYSE Amex Exchange requires us to meet minimum financial requirements in order to maintain our listing.  Currently, we do not meet the $6,000,000 minimum net worth continued listing requirement of the NYSE Amex Exchange and have received a notice of noncompliance from the NYSE Amex Exchange.  We intend to submit a plan by November 30, 2009 to the NYSE Amex Exchange discussing how we intend to regain compliance with the continued listing requirements.  If the NYSE Amex Exchange does not accept our plan or we are unable to meet the plan, it is possible that we will be delisted.  If we are delisted from the NYSE Amex Exchange, our common stock likely will become a “penny stock.”  In general, regulations of the SEC define a “penny stock” to be an equity security that is not listed on a national securities exchange or the NASDAQ Stock Market and that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  If our common stock becomes a penny stock, additional sales practice requirements would be imposed on broker-dealers that sell such securities to persons other than certain qualified investors.  For transactions involving a penny stock, unless exempt, a broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale.  In addition, the rules on penny stocks require delivery, prior to and after any penny stock transaction, of disclosures required by the SEC.

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

As of September 30, 2009, our executive officers, directors and affiliated entities together beneficially own approximately 59.1% of the outstanding shares of our common stock, assuming the exercise of options and warrants which are currently exercisable or will become exercisable within 60 days of September 30, 2009, held by these stockholders.  As a result, these stockholders, acting together, will be able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders.  Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.  Stanford is one such major stockholder of the Company.

In February 2009, the SEC filed a civil lawsuit accusing certain executives of Stanford of fraud and Stanford’s assets were subsequently placed in receivership.  It is unclear at this point, what impact, if any, the ongoing investigation of Stanford may have on the Company.

A significant portion of our total outstanding shares of common stock may be sold in the market in the near future, which could cause the market price of our common stock to drop significantly.

As of September 30, 2009, we had 24,777,638 shares of our common stock issued and outstanding, of which approximately 5,319,639 shares are registered pursuant to  registration statements on Form S-3 and 16,560,555 of which are either eligible to be sold under SEC Rule 144 or are in the public float.  In addition, we have registered 2,632,194 shares of our common stock underlying warrants previously issued on the Form S-3 registration statement and we registered 6,137,200 shares of our common stock underlying options granted or to be granted under our stock option plan.  Consequently, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, may have a material adverse effect on our stock price.

Our common stock has a limited trading market, which could limit your ability to resell your shares of common stock at or above your purchase price.

Our common stock is quoted on the NYSE Amex Exchange and currently has a limited trading market.  The NYSE Amex Exchange requires us to meet minimum financial requirements in order to maintain our listing.  Currently, we do not meet the continued listing requirements of the NYSE Amex Exchange.  If we do not meet the continued listing standards, we could be delisted.  We cannot assure you that an active trading market will develop or, if developed, will be maintained.  As a result, our stockholders may find it difficult to dispose of shares of our common stock and, as a result, may suffer a loss of all or a substantial portion of their investment.

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

For example, during the quarter ended September 30, 2009, our common stock traded between $0.83 per share and $0.44 per share.

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

As of September 30, 2009, we have outstanding warrants to purchase 22,158,793 shares of our common stock.  In addition, as of September 30, 2009, we have reserved 9,208,884 shares of our common stock for issuance upon the exercise of options granted or available to be granted pursuant to our stock option plan, all of which may be granted in the future.  The exercise of these options and warrants will result in dilution to our existing stockholders and could have a material adverse effect on our stock price. In addition, any shares issued in connection with the YA Global financing or Stanford financing, as further discussed elsewhere in this Form 10-Q, can also have a dilutive effect and a possible material adverse effect on our stock price.  The conversion price of the warrants are also subject to certain anti-dilution adjustments.  The agreements with YA Global and Stanford provide for the potential issuance of up to a total of 62,388,888 shares of our common stock, of which 13,883,332 shares are included in outstanding warrants noted above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Transaction with Partlet Holdings

On July 9, 2009, we entered into a Securities Purchase Agreement, referred to herein as the Partlet Securities Purchase Agreement, with Partlet Holdings Ltd., which is an accredited investor, pursuant to which we issued an aggregate of 1,111,111 shares, referred to herein as the  Shares, of our common stock at $0.90 per share and each of a Series A warrant, referred to herein as the Partlet Series A Warrant, and a Series B warrant, referred to herein as the Partlet Series B Warrant, (collectively the Partlet Series A Warrant and Partlet Series B Warrant shall be referred to herein as the Partlet Warrants).

The Partlet Series A Warrant entitles the holder to purchase 1,000,000 shares of our common stock at $0.01 per warrant share.  The Partlet Series A Warrant has a term of seven years and is exercisable immediately after the date of grant.

The Partlet Series B Warrant entitles the holder to purchase 2,055,555 shares of our common stock at $0.60 per warrant share.  The Partlet Series B Warrant has a term of seven years and is not exercisable until after the six-month anniversary from the date of grant.

On July 9, 2009, we closed on $950,000 of aggregate proceeds of the private placement and, on that date,we issued (i) a total of 1,055,555 Shares (ii) a Partlet Series A Warrant to purchase 950,000 shares of our common stock, which was exercised on July 14, 2009, and (iii) a Partlet Series B Warrant to purchase 1,952,778 shares of our common stock.  On September 30, 2009, we closed on the remaining $50,000 in proceeds upon receiving  approval from our stockholders and the NYSE Amex Exchange for certain aspects of the transaction

Transaction with Each of Robert and Tim Forbes

On July 29, 2009, we entered into a Securities Purchase Agreement, referred to herein as the Forbes Securities Purchase Agreement, with each of Robert Forbes and Timothy Forbes, each of whom is an accredited investor, pursuant to which we issued an aggregate of 444,444 shares of common stock at $0.90, referred to herein as the Shares, per share and each of a Series A warrant, referred to herein as the Forbes Series A Warrants, and a Series B warrant, referred to herein as the Forbes Series B Warrants.  Each of Robert Forbes and Timothy Forbes are the brothers of Christopher Forbes who is a director of our company.  Mr. Christopher Forbes will not be deemed to be the beneficial owner of, nor will he have a pecuniary interest in the Shares or Warrants issued to his brothers.

The Forbes Series A Warrants entitle the holders to purchase, in the aggregate, up to 400,000 shares of our common stock at $0.01 per warrant share.  The Forbes Series A Warrants have a term of seven years and are exercisable immediately after the date of grant.

The Forbes Series B Warrants entitle the holders to purchase, in the aggregate, up to 405,556 shares of our common stock at $0.60 per warrant share.  The Forbes Series B Warrants have a term of seven years and are not exercisable until after the six-month anniversary from the date of grant.

Transaction with Insiders and Affiliates

On July 29, 2009, we entered into a Securities Purchase Agreement, referred to herein as the Affiliate’s Securities Purchase Agreement, with each of Harlan W. Waksal, M.D., Rudolf Stalder, Christopher Forbes, David Rector, John N. Braca, Jack Van Hulst, Warren Isabelle and the Thomas C. Quick Charitable Foundation, referred to herein as the Affiliate Investors, each of whom is an accredited investor, pursuant to which we issued an aggregate of 144,444 Shares of the Company’s common stock at $0.90 per share and each of a Series A warrant, referred to herein as the Affiliate’s Series A Warrants, and a Series B warrant, referred to herein as the Affiliate’s Series B Warrants.  Each of Harlan W. Waksal, M.D., Rudolf Stalder, Christopher Forbes, David Rector, John N. Braca, Jack Van Hulst and Warren Isabelle serve on our board of directors.  The Thomas C. Quick Charitable Foundation is an affiliate of our board member Thomas C. Quick.

The Affiliate’s Series A Warrants entitle the holders to purchase in the aggregate, up to 130,000 shares of our common stock at $0.01 per warrant share.  The Affiliates Series A Warrants have a term of seven years and are exercisable immediately after the date of grant.

The Affiliate’s Series B Warrants entitle the holders to purchase, in the aggregate, up to 131,807 shares of our common stock at $0.60 per warrant share.  The Affiliate’s Series B Warrants have a term of seven years and are not exercisable until after the six-month anniversary from the date of grant.

Transaction with Cato Research Ltd.

On July 29, 2009, we entered into a Securities Agreement with Cato Holding Company, referred to herein as Cato, who is an accredited investor, pursuant to which we issued an aggregate of 194,444 Shares of the Company’s common stock at $0.90 per share and each of a Series A warrant, referred to herein as the Cato Series A Warrant and a Series B warrant, referred to herein as the Cato Series B Warrant.  The Shares were issued to Cato in exchange for debt which was owed by us to Cato Research Ltd. in the amount of $175,000.  Cato Research Ltd. is an affiliate of Cato.

The Cato Series A Warrant entitles the holder to purchase in the aggregate, up to 175,000 shares of our common stock at $0.01 per warrant share.  The Cato Series A Warrant has a term of seven years and is exercisable immediately after the date of grant.

The Cato Series B Warrant entitles the holder to purchase, in the aggregate, up to 177,431 shares of our common stock at $0.60 per warrant share.  The Cato Series B Warrant has a term of seven years and is not exercisable until after the six-month anniversary from the date of grant.

The foregoing proceeds were closed upon receiving approval from our stockholders and the NYSE Amex Exchange for certain aspects of the transactions on September 30, 2009.

We plan to use the proceeds of the foregoing financings for funding our research and development programs and for general corporate purposes.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	A special meeting of stockholders was held on September 22, 2009.

(b)
There were 18,349,719 shares of common stock present at the meeting in person or by     proxy, out of a total number of 21,939,339 shares of common stock issued and outstanding and entitled to vote at the meeting.

The proposals and results of the vote of the stockholders taken at the meeting by ballot and by proxy as solicited by us on behalf of our Board of Directors were as follows:

(A)
To approve an amendment to the Company’s Certificate of Incorporation to increase the total number of authorized shares of common stock, $0.01 par value per share, of the Company from 100,000,000 to 120,000,000:

For	Against	Abstain	Broker Non-Votes
17,724,922	618,431	6,366	0

(B)
To approve, for purposes of section 713 of the NYSE Amex Company Guide, the issuance of the Company’s shares of common stock and warrants (and the shares of common stock issuable upon exercise of the warrants), which in the aggregate exceed 20% of the Company’s currently outstanding shares of common stock, pursuant to the terms and conditions of the Securities Purchase Agreement, dated as of July 9, 2009, between Partlet Holdings Limited and us, the Securities Purchase Agreement, dated as of July 29, 2009, between each of Robert Forbes, Timothy Forbes, Harlan W. Waksal, M.D., Rudolf Stalder, Christopher Forbes, David Rector, John N. Braca, Jack Van Hulst, Warren Isabelle and the Thomas C. Quick Charitable Foundation and the Company and the Securities Purchase Agreement, dated as of July 29, 2009, between Cato Holding Company and the Company:

For	Against	Abstain	Broker Non-Votes
11,544,528	255,219	6,416	6,543,556

(C)
To approve, for purposes of section 711 of the NYSE Amex Company Guide, the issuance of the Company’s shares of common stock and warrants (and the shares of common stock issuable upon exercise of the warrants) pursuant to the terms and conditions of the Securities Purchase Agreement, dated as of July 29, 2009, to certain of the Company’s insiders and affiliates:

For	Against	Abstain	Broker Non-Votes
11,539,644	257,394	9,125	6,543,556

Item 5. Other Information

None

Item 6. Exhibits.

Exhibits.

Exhibit No.	Description
3.1
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on September 22, 2009. (Incorporated by reference to Exhibit 3.3 of Senesco Technologies, Inc. Current Report on Form 8-K, filed on July 10, 2009.)

4.1	Form of Series A Warrant issued to Partlet Holdings Ltd. (Incorporated by reference to Exhibit 4.1 of Senesco Technologies, Inc. Current Report on Form 8-K, filed on July 10, 2009.)

4.2	Form of Series B Warrant issued to Partlet Holdings Ltd. (Incorporated by reference to Exhibit 4.2 of Senesco Technologies, Inc. Current Report on Form 8-K, filed on July 10, 2009.)

4.3
Form of Series A Warrant issued to each of Robert Forbes, Timothy Forbes, Harlan W. Waksal, M.D., Rudolf Stalder, Christopher Forbes, David Rector, John N. Braca, Jack Van Hulst, Warren Isabelle and the Thomas C. Quick Charitable Foundation. (Incorporated by reference to Exhibit 4.1 of Senesco Technologies, Inc. Current Report on Form 8-K, filed on July 30, 2009.)

4.4
Form of Series B Warrant issued to each of Robert Forbes, Timothy Forbes, Harlan W. Waksal, M.D., Rudolf Stalder, Christopher Forbes, David Rector, John N. Braca, Jack Van Hulst, Warren Isabelle and the Thomas C. Quick Charitable Foundation. (Incorporated by reference to Exhibit 4.2 of Senesco Technologies, Inc. Current Report on Form 8-K, filed on July 30, 2009.)

4.5	Form of Series A Warrant issued to Cato Holding Company. (Incorporated by reference to Exhibit 4.1 of Senesco Technologies, Inc. Current Report on Form 8-K, filed on July 30, 2009.)

4.6	Form of Series B Warrant issued to Cato Holding Company. (Incorporated by reference to Exhibit 4.2 of Senesco Technologies, Inc. Current Report on Form 8-K, filed on July 30, 2009.)

10.1
Securities Purchase Agreement by and between Senesco Technologies, Inc. and Partlet Holdings Ltd. Dated as of July 9, 2009. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. Current Report on Form 8-K, filed on July 10, 2009.)

10.2
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

10.3
Securities Purchase Agreement by and between Senesco Technologies, Inc. and Cato Holding Company dated as of July 29, 2009. (Incorporated by reference to Exhibit 10.2 of Senesco Technologies, Inc. Current Report on Form 8-K , filed on July 30, 2009.)

10.4
Amendment to Research Agreement by and among the University of Waterloo, Senesco, Inc. and Dr. John E. Thompson, Ph.D., dated August 27, 2009. (Incorporated by reference to Exhibit 10.32 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2009.)

10.5*	Form of Stock Option Agreement under the Senesco Technologies, Inc. 2008 Stock Incentive Plan (filed herewith)

10.6*	Form of Restricted Stock Unit Issuance Agreement under the Senesco Technologies, Inc. 2008 Stock Incentive Plan (filed herewith)

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350. (furnished herewith)

32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350. (furnished herewith)

*	A management contract or compensating plan or arrangement required to be filed as an exhibit

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENESCO TECHNOLOGIES, INC.

DATE: November 16, 2009	By:	/s/ Jack Van Hulst
Jack Van Hulst, President and
Chief Executive Officer (Principal Executive Officer)

DATE: November 16, 2009	By:	/s/ Joel Brooks
Joel Brooks, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)