Form 10-Q
period 2009-12-31
SENESCO TECHNOLOGIES INC
filed 2010-02-16
CIK 1035354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 2009

or

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

Yes: ☐                                                                  No:  ☒

As of January 31, 2010, 31,017,079 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
TABLE OF CONTENTS
		Page
PART I.	FINANCIAL INFORMATION.

Item 1.	Financial Statements (Unaudited)	1

	CONDENSED CONSOLIDATED BALANCE SHEETS
	as of December 31, 2009 and June 30, 2009	2

	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Three Months Ended December 31, 2009 and 2008,
	For the Six Months Ended December 31, 2009 and 2008
	and From Inception on July 1, 1998 through December 31, 2009	3

	CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
	From Inception on July 1, 1998 through December 31, 2009	4

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Six Months Ended December 31, 2009 and 2008,
	and From Inception on July 1, 1998 through December 31, 2009	9

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	10

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	22

	Overview	22
	Liquidity and Capital Resources	32
	Changes to Critical Accounting Policies and Estimates	34
	Results of Operations	35

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	42

Item 4T.	Controls and Procedures	42

PART II.	OTHER INFORMATION

Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	59
Item 5.	Other Information	59
Item 6.	Exhibits	59

SIGNATURES		60

-i-

PART I.  FINANCIAL INFORMATION.

Item 1.	Financial Statements.

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

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2009	2009
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$751,787	$380,569
Short-term investments	-	1,050,000
Accounts receivable	140,000	-
Deferred financing costs	361,057	-
Prepaid expenses and other current assets	1,132,004	1,161,348
Total Current Assets	2,384,848	2,591,917

Property and equipment, net	6,088	5,986
Intangibles, net	4,292,859	3,884,999
Deferred financing costs	-	632,324
Security deposit	7,187	7,187
TOTAL ASSETS	$6,690,982	$7,122,413

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$998,192	$976,680
Accrued expenses	$452,371	$355,937
Convertible note, net of discount	52,633	-
Total Current Liabilities	1,503,196	1,332,617

Convertible note, net of discount	-	6,217
Warrant liability	860,767	-
Grant payable	99,728	99,728
Other liability	12,038	16,017
TOTAL LIABILITIES	2,475,729	1,454,579

STOCKHOLDERS’ EQUITY:

Preferred stock, $0.01 par value; authorized 5,000,000 shares, no shares issued	—	—
Common stock, $0.01 par value; authorized 120,000,000 shares, issued and outstanding 28,640,934 and 19,812,043, respectively	286,409	198,120
Capital in excess of par,	37,039,937	36,687,846
Deficit accumulated during the development stage	(33,111,093)	(31,218,132)
TOTAL STOCKHOLDERS’ EQUITY	4,215,253	5,667,834

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,690,982	$7,122,413

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended December 31,	For the Three Months Ended December 31,	For the Six Months Ended December 31,	For the Six Months Ended December 31,	From Inception on July 1, 1998 through December 31,
	2009	2008	2009	2008	2009

Revenue	$140,000	$—	$140,000	$200,000	$1,590,000

Operating Expenses:
General and administrative	685,409	649,056	1,180,364	1,178,921	25,111,557
Research and development	467,544	579,286	1,042,835	1,083,672	13,354,394
Total Operating Expenses	1,152,953	1,228,342	2,223,199	2,262,593	38,465,951

Loss From Operations	(1,012,953)	(1,228,342)	(2,083,199)	(2,062,593)	(36,875,951)

Sale of state income tax loss, net	—	—	—	—	586,442
Fair value – warrant liability	451,208	—	2,339,341	—	7,071,108
Other noncash income	—	—	—	—	321,259
Interest income, net	679	17,994	1,026	41,051	524,339
Amortization of debt discount and financing costs	(959,946)	(106,342)	(1,767,860)	(212,397)	(2,914,623)
Interest expense on convertible notes	(182,653)	(307,651)	(382,269)	(571,808)	(1,823,667)
Net Loss	$(1,703,665)	$(1,624,341)	$(1,892,961)	$(2,805,747)	$(33,111,093)

Basic and Diluted Net Loss Per Common Share	$(0.06)	$(0.09)	$(0.08)	$(0.15)

Basic and Diluted Weighted Average Number of Common
Shares Outstanding	26,250,566	18,629,575	24,146,382	18,504,477

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FROM INCEPTION ON JULY 1, 1998 THROUGH DECEMBER 31, 2009
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
(continued)

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FROM INCEPTION ON JULY 1, 1998 THROUGH DECEMBER 31, 2009
(unaudited)
	Common Stock		Capital in Excess of Par Value	Deficit Accumulated During the Development Stage	Total
	Shares	Amount
Fair market value of options and warrants vesting during the year ended June 30, 2001	—	—	$308,619	—	$308,619

Issuance of common stock and warrants for cash from November 30, 2001 through April 17, 2002 at $1.75 per unit	3,701,430	$37,014	6,440,486	—	6,477,500

Issuance of common stock and warrants associated with bridge loan conversion on December 3, 2001	305,323	3,053	531,263	—	534,316

Commissions, legal and bank fees associated with issuances for the year ended June 30, 2002	—	—	(846,444)	—	(846,444)

Fair market value of options and warrants vested during the year ended June 30, 2002	—	—	1,848,726	—	1,848,726

Fair market value of options and warrants vested during the year ended June 30, 2003	—	—	848,842	—	848,842

Issuance of common stock and warrants for cash from January 15, 2004 through February 12, 2004 at $2.37 per unit	1,536,922	15,369	3,627,131	—	3,642,500

Allocation of proceeds to warrants	—	—	(2,099,090)	—	(2,099,090)

Reclassification of warrants	—		1,913,463	—	1,913,463

Commissions, legal and bank fees associated with issuances for the year ended June 30, 2004	—		(378,624)	—	(378,624)

Fair market value of options and warrants vested during the year ended June 30, 2004	-	—	1,826,514	—	1,826,514
(continued)

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FROM INCEPTION ON JULY 1, 1998 THROUGH DECEMBER 31, 2009
(unaudited)
	Common Stock		Capital in Excess of Par Value	Deficit Accumulated During the Development Stage	Total
	Shares	Amount
Options and warrants exercised during the year ended June 30, 2004 at exercise prices ranging from $1.00 - $3.25	370,283	$3,704	$692,945	—	$696,649

Issuance of common stock and warrants for cash on May 9, 2005 at $2.11 per unit	1,595,651	15,957	3,350,872	—	3,366,829

Allocation of proceeds to warrants	—	—	(1,715,347)	—	(1,715,347)

Reclassification of warrants	—	—	1,579,715	—	1,579,715

Commissions, legal and bank fees associated with issuance on May 9, 2005	—	—	(428,863)	—	(428,863)

Options and warrants exercised during the year ended June 30, 2005 at exercise prices ranging from $1.50 to $3.25	84,487	844	60,281	—	61,125

Fair market value of options and warrants vested during the year ended June 30, 2005	—	—	974,235	—	974,235

Fair market value of options and Warrants granted and vested During the year ended June 30,2006	—	—	677,000	—	677,000

Warrants exercised during the year ended June 30, 2006 at an exercise price of $0.01	10,000	100	—	—	100

Issuance of common stock and warrants for cash on October 11, 2006 at $1.135 per unit	1,986,306	19,863	2,229,628	—	2,249,491

Commissions, legal and bank fees associated with issuance on October 11, 2006	—	—	(230,483)	—	(230,483)

Fair market value of options and warrants vested during the year ended June 30, 2007	—	—	970,162	—	970,162
 (continued)
See Notes to Condensed Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FROM INCEPTION ON JULY 1, 1998 THROUGH DECEMBER 31, 2009
(unaudited)
	Common Stock		Capital in Excess of Par Value	Deficit Accumulated During the Development Stage	Total
	Shares	Amount
Warrants exercised during the year ended June 30, 2007 at an exercise price of $0.01	10,000	$100	—	—	$100

Fair market value of options and warrants vested during the year ended June 30, 2008	—	—	$1,536,968	—	1,536,968

Allocation of proceeds from issuance of convertible notes and warrants from September 21, 2007 through June 30, 2008	—	—	9,340,000	—	9,340,000

Issuance of common stock in lieu of cash payment for interest during the year ended June 30, 2008	345,867	3,458	430,696	—	434,154

Convertible notes converted into common stock during the year ended June 30, 2008	555,556	5,556	430,952	—	436,508

Fair market value of options and warrants vested during the year ended June 30, 2009	—	—	506,847	—	506,847

Cashless exercise of warrants during the year ended June 30, 2009 at an exercise price of $0.74	2,395	24	(24)	—	—

Issuance of common stock in lieu of cash payment for interest during the year ended June 30,2009	1,271,831	12,718	994,526	—	1,007,244

Convertible notes converted into common stock during the year ended June 30, 2009	50,000	500	44,433	—	44,933

Issuance of common stock in connection with the Company’s short term incentive plan during the year ended June 30, 2009	112,700	1,127	(1,127)	—	—

(continued)

See Notes to Condensed Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FROM INCEPTION ON JULY 1, 1998 THROUGH DECEMBER 31, 2009
(unaudited)
	Common Stock		Capital in Excess of Par Value	Deficit Accumulated During the Development Stage	Total
	Shares	Amount
Cumulative effect of change in accounting principle –implementation of FASB ASC 815.40	—	—	$(7,931,875)	$4,731,767	$(3,200,108)

Issuance of common stock and warrants for cash during the six months ended December 31, 2009 at $0.90 per unit	1,700,000	$17,000	1,513,000	—	1,530,000

Issuance of common stock and warrants for satisfaction of accounts payable during the six months ended December 31, 2009	194,444	1,944	259,588	—	261,532

Warrants exercised for cash during the six months ended December 31, 2009 at an exercise price of $0.01	1,003,000	10,030	—	—	10,030

Legal and regulatory fees associated with issuances during the six months ended December 31, 2009	—	—	(175,862)	—	(175,862)

Issuance of common stock in lieu of cash payment for interest during the six months ended December 31, 2009	969,360	9,694	372,575	—	382,269

Convertible notes converted into common stock during the six months ended December 31, 2009	4,766,087	47,661	1,402,516	—	1,450,177

Issuance of common stock in connection with the Company’s short term incentive plan during the six months ended December 31, 2009	116,000	1,160	(1,160)	—	—

Issuance of common stock for services during the six months ended December 31, 2009	80,000	800	28,000	—	28,800

Fair market value of options and warrants vested during the six months ended December 31, 2009	—	—	153,542	—	153,542

Net loss	—	—	—	$(37,842,860)	(37,842,860)
Balance at December 31, 2009	28,640,934	$286,409	$37,039,937	$(33,111,093)	$4,215,253
See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the Six Months Ended December 31,		From Inception on July 1, 1998 through December 31,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(1,892,961)	$(2,805,747)	$(33,111,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash capital contribution	—	—	85,179
Noncash conversion of accrued expenses into equity	—	—	131,250
Noncash income related to change in fair value of warrant liability	(2,339,341)	—	(7,392,367)
Issuance of common stock and warrants for interest	382,269	571,808	1,832,982
Issuance of common stock for services	28,800	—	28,800
Share-based compensation expense	153,542	215,157	10,356,486
Depreciation and amortization	60,535	53,740	632,976
Amortization of convertible note discount	1,496,593	552	2,047,810
Amortization of deferred financing costs	271,267	211,845	866,812
Loss on extinguishment of debt	86,532	—	86,532
(Increase) decrease in operating assets:
Accounts receivable	(140,000)	—	(140,000)
Prepaid expense and other current assets	29,344	(648,363)	(1,132,004)
Security deposit	—	—	(7,187)
Increase (decrease) in operating liabilities:
Accounts payable	196,512	99,113	1,173,192
Accrued expenses	96,434	99,417	452,371
Other liability	(3,979)	(3,523)	12,038
Net cash used in operating activities	(1,574,453)	(2,207,001)	(24,076,223)

Cash flows from investing activities:
Patent costs	(467,382)	(354,196)	(4,753,756)
Redemptions (Purchases) of investments, net	1,050,000	(2,000,000)	—
Purchase of property and equipment	(1,116)	-	(178,179)
Net cash provided by (used in) investing activities	581,502	(2,354,196)	(4,931,924)

Cash flows from financing activities:
Proceeds from grant	—	—	99,728
Proceeds from issuance of bridge notes	—	—	525,000
Proceeds from issuance of common stock, net and exercise of options and warrants	1,364,169	—	20,446,987
Proceeds from issuance of convertible notes and warrants, net	—	—	9,340,000
Deferred financing costs	—	—	(651,781)
Net cash provided by financing activities	1,364,169	—	29,759,934

Net increase (decrease) in cash and cash equivalents	371,218	(4,561,197)	751,787

Cash and cash equivalents at beginning of period	380,569	5,676,985	—

Cash and cash equivalents at end of period	$751,787	$1,115,788	$751,787

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$—	$22,317
Supplemental schedule of noncash financing activity:
Conversion of convertible notes into common stock, net	$1,457,460	$—	$2,002,460
Conversion of bridge notes into stock	$—	$—	$534,316
Allocation of convertible debt proceeds to warrants and beneficial conversion feature	$—	$—	$9,340,000
Warrants issued for financing costs	$—	$—	$639,645
Issuance of common stock for interest on convertible notes	$382,269	$571,808	$1,832,982
Issuance of common stock in settlement of accounts payable	$175,000	$—	$175,000

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of December 31, 2009, the results of its operations for the three-month and six-month periods ended December 31, 2009 and 2008, cash flows for the six-month periods ended December 31, 2009 and 2008, and the results of its operations and cash flows for the period from inception on July 1, 1998 through December 31, 2009.

Interim results are not necessarily indicative of results for the full fiscal year.

Note 2 – Liquidity:

There is substantial doubt about the Company’s ability to continue as a going concern due to its limited assets, capital and recurring losses as explained in the following paragraphs.

As shown in the accompanying consolidated financial statements, the Company has a history of losses with a deficit accumulated during the development stage from July 1, 1998 (inception) through December 31, 2009 of $33,111,093.  Additionally, the Company has generated minimal revenues by licensing its technology for certain crops to companies willing to share in its development costs. In addition, the Company’s technology may not be ready for commercialization for several years. The Company expects to continue to incur losses for the next several years because it anticipates that its expenditures on research and development, and administrative activities will significantly exceed its revenues during that period. The Company cannot predict when, if ever, it will become profitable.

As of December 31, 2009, the Company had cash in the amount of $751,787.  The Company estimates that such amount will cover its expenses for approximately the next two to three months from December 31, 2009.  The accompanying financial statements do not include any adjustment from the outcome of this uncertainty.

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

The Company will need additional capital and plans to raise additional capital through the placement of equity or debt instruments or both.  However, the Company may not be able to obtain adequate funds for its operations when needed or on acceptable terms.  If the Company is unable to raise additional funds, it will need to do one or more of the following:

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

The length of time that it takes for an initial patent application to be approved is generally between four to six years.  However, due to the unique nature of each patent application, the actual length of time may vary.  If a patent application is denied, the associated cost of that application would be written off.  However, the Company has not had any patent applications denied as of December 31, 2009.  Additionally, should a patent application become impaired during the application process, the Company would write down or write off the associated cost of that patent application.

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

Note 4 - Loss Per Share:

Net loss per common share is computed by dividing the loss by the weighted-average number of common shares outstanding during the period.  Shares to be issued upon the exercise of the outstanding options and warrants aggregating 27,156,605 and 23,866,268 as of December 31, 2009 and 2008, respectively, are not included in the computation of net loss per share, as their effect is anti-dilutive.  Additionally, based upon the closing share price as of December 31, 2009, 29,620,519 shares that may be issued upon the conversion of convertible notes, subject to a maximum of 40,546,852 shares, are not included in the computation of diluted net loss per share, as their effect is anti-dilutive.

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

The fair value of each stock option and warrant granted or vesting has been determined using the Black-Scholes model.  The material factors incorporated in the Black-Scholes model in estimating the value of the options and warrants include the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Estimated life in years	3.5-5.5	3.5-5.5	3.5-5.5	3.5-5.5
Risk-free interest rate (1)	1.9%–3.9%	1.1% – 2.1%	1.1%-3.9%	1.1%-3.9%
Volatility	100%	100%	100%	100%
Dividend paid	None	None	None	None

(1)	Represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term.

The economic values of the options will depend on the future price of the Company's common stock, par value $0.01 (the “Common Stock”), which cannot be forecast with reasonable accuracy.

A summary of changes in the stock option plan for the six month period ended December 31, 2009 is as follows:
	Number of Options	Weighted-Average Exercise Price
Outstanding at July 1, 2009	4,550,412	$1.70
Granted	733,399	0.39
Exercised	—	—
Expired	(233,000)	3.50
Outstanding at December 31, 2009	5,050,811	$1.43
Exercisable at December 31, 2009	4,288,310	$1.54

A summary of changes to the non-vested stock options for the six month period ended December 31, 2009 is as follows:
	Weighted-Average
	Number of Options	Grant-Date Fair Value
Non-vested stock options at July 1, 2009	883,000	$0.66
Granted	733,399	0.30
Vested	(849,898)	(0.36)
Expired	(4,000)	(0.46)
Non-vested stock options at December 31, 2009	762,501	$0.64

As of December 31, 2009, the aggregate intrinsic value of stock options outstanding was $0, with a weighted-average remaining term of 6.2 years.  The aggregate intrinsic value of stock options exercisable at that same date was $0, with a weighted-average remaining term of 5.8 years.  As of December 31, 2009, the Company has 5,154,073 shares available for future stock option grants.

As of December 31, 2009, total compensation expense not yet recognized related to stock option grants and restricted stock units amounted to approximately $102,000, which will be recognized over the next 24 months, and an additional $517,000 which may be recognized as achievement of certain target goals under the Company’s Long-Term Incentive Program become probable over the next 12 months.

During the three month period ended December 31, 2009, the Company issued 80,000 shares of common stock for services provided.  The closing price of the common stock on the date of issuance was $0.36, resulting in stock-based compensation of $28,800.

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

The number of eligible shares and options that could have been awarded to the executive is based upon the following weightings:

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

If the target goals were achieved by the Company, the executive officers would have been awarded the following number of shares and options for the fiscal year ended June 30, 2009:

	Number of Shares	Number of Options (1)
Bruce C. Galton	66,000	—
John E. Thompson, Ph.D.	—	48,000
Joel Brooks	28,000	—
Richard Dondero	—	80,000
Sascha P. Fedyszyn	42,000	—
Total	136,000	128,000

(1)	Such options are exercisable at a strike price of $0.60, which represents the closing price of the common stock on November 18, 2008.

As of September 30, 2009, the Company had determined that the achievement of the target goals was probable.  The total amount of compensation expense in connection with the short-term incentive program in the amount of $140,480 had been recorded ratably over the seven and one-half month period from November 19, 2008 through June 30, 2009.

In October 2009, after a review of each of the factors that comprise the short-term award program, the compensation committee determined that the executive officers had partially achieved the previously granted short-term performance milestones, and accordingly, determined to vest the foregoing RSUs/options as follows:

Mr. Galton received shares of common stock underlying his 49,500 RSUs;
Mr. Brooks received shares of common stock underlying his 26,600 RSUs;
Mr. Fedyszyn received shares of common stock underlying his 39,900 RSU’s;
Dr. Thompson received 48,000 options; and
Mr. Dondero received 76,000 options.

As a result of the reduction in the amount of  RSU’s/options that vested, a reduction in the amount of $13,840 was recorded during the three months ended December 31, 2009.

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

The number of eligible shares and options to be awarded to the executives is based upon the following weightings:

1.	20% of the eligible shares upon the execution of a research agreement to conduct a phase I/II clinical trial at a research facility;

2.	20% of the eligible shares upon the filing and acceptance by the FDA of an investigational new drug application; and

3.	60% of the eligible shares upon the successful completion of a FDA approved phase I/II clinical trial.

If the target goals are achieved by the Company, the executive officers would be awarded the following number of shares and options:
	Goal 1	Goal 2	Goal 3
Number of Shares

Joel Brooks	10,000	10,000	30,000
Sascha P. Fedyszyn	10,000	10,000	30,000
Total number of shares	20,000	20,000	60,000
Number of Options (1)
John E. Thompson, Ph.D.	50,000	50,000	150,000
Richard Dondero	60,000	60,000	180,000
Total number of options	110,000	110,000	330,000

(1)	Such options are exercisable at a strike price of $0.99, which represents the closing price of the common stock on December 12, 2007.

As of December 31, 2009, the Company is not able to determine if the achievement of the target goals under the Long-Term Equity Incentive Program are probable and, therefore, has not yet begun to recognize any of the $517,000 compensation expense that was computed on the date of adoption of the Long-Term Equity Incentive Program.  On February 1, 2010, Sascha Fedyszyn resigned from the Company and his RSU’s were forfeited.  Accordingly, the compensation expense that has not yet been recognized has been reduced to $467,500.  The Company will begin recognizing such compensation expense ratably over the remaining term of the Long-Term Equity Incentive Program at such time that the Company is able to determine that the achievement of the target goals are probable.

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

Note 7 –Convertible Notes and Stockholders Equity:

Convertible Notes

During the year ended June 30, 2008, the Company issued $5,000,000 of convertible notes and warrants to YA Global Investments L.P. (“YA Global”) and $5,000,000 of convertible notes and warrants to Stanford Venture Capital Holdings, Inc. (“Stanford”), for aggregate gross proceeds in the amount of $10,000,000.  The convertible notes were convertible into the Company’s Common Stock at a fixed price of $0.90 per share, subject to certain adjustments (the “Fixed Conversion Price”), through August 1, 2009 and December 20, 2009, respectively, at which time the convertible notes may convert into shares of the Company’s Common Stock at the lower of the fixed conversion price or 80% of the lowest daily volume-weighted average price (the “VWAP”) of the common stock during the five trading days prior to the conversion date. In July and September 2009, the fixed conversion price was adjusted to $0.85 and $0.83, respectively, due to the issuance of common stock and warrants.   The maturity date of each of the convertible notes for YA Global and Stanford is December 30, 2010 and December 31, 2010, respectively.

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

From January 1, 2010 through February 16, 2010, an additional $591,500 of convertible notes were converted into 2,376,145 shares of common stock.  As of February 16, 2010, the number of shares of common stock issuable upon conversion of the remaining $7,406,040 of convertible notes outstanding, of which $5,000,000 are held by Stanford and $2,406,000 are held by YA Global, is, approximately 30,300,000 shares, plus an estimated additional 2,100,000 shares (based upon the stock price at February 16, 2010) for the payment of interest in stock under the convertible notes.

As of December 31, 2009, the outstanding balance of the convertible notes was $52,633, which is comprised of notes with an aggregate face amount of $7,997,540 less unamortized debt discount of $7,944,907.  Debt discount associated with the convertible notes is amortized to interest expense, using the effective yield method, over the remaining life of the convertible notes.  Upon conversion of the convertible notes into Common Stock, any unamortized debt discount relating to the portion converted will be charged to interest.  Total charges to interest for amortization of debt discount were $832,957 and $1,496,593 for the three month and six month periods ended December 31, 2009.

The costs associated with the issuances in the amount of $1,291,427 have been recorded as deferred financing costs and are being amortized ratably over the term of the convertible notes.  The balance of deferred financing costs as of December 31, 2009 amounted to $361,057.

Effective July 1, 2009, the Company adopted the provisions of FASB ASC 815.40, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock”.  FASB ASC 815.40 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  As a result of adopting FASB ASC 815.40, as of July 1, 2009, 6,941,666 of the Company’s issued and outstanding common stock warrants previously accounted for as equity pursuant to the derivative treatment exemption should no longer be accounted for as equity.  As such, effective July 1, 2009, the Company reclassified the fair value of these common stock purchase warrants, which have exercise price reset features, from equity to a liability.  On July 1, 2009, using the black sholes valuation model, the Company reclassified, as a cumulative effect adjustment, the difference in fair value of $4,731,767, which represents the difference between the fair value on the dates of issuance of $7,931,875 and the fair value on July 1, 2009 of $3,200,108 from additional paid in capital to deficit accumulated during the development stage.  Additionally, the Company recorded a warrant liability in the amount of $3,200,108 to recognize the fair value of such warrants at July 1, 2009.  On September 30, 2009 and on December 31, 2009, the Company revalued the warrants, using the black sholes valuation model, and the resulting liability amounted to $1,311,975 and $860,767, respectively.  The change in value of the liability of $451,208 and $2,339,341 was recorded as income for the three months and six months ended December 31, 2009, respectively, which reduced the basic and diluted net loss per share by $0.02 and $0.10, respectively.  The effect on the net loss for the three month and six month period ending December 31, 2008 would have been a reduction of $2,866,908 and $6,178,082, respectively, which would have resulted in net income of $1,242,567 and $3,372,335, respectively.  The effect on the basic net loss per common share would have been a reduction of $0.15 and $0.33, respectively, which would have resulted in basic net income per common share of $0.07 and $0.18, respectively.

The assumptions used to value the warrants were as follows:

	July 1, 2009	December 31, 2009
Estimated life in years	3	2.50
Risk-free interest rate (1)	1.57%	1.14%
Volatility	100%	100%
Dividend paid	None	None

(1)	Represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term.

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

As a result of the transaction with Cato, the Company valued the common stock and warrants issued to Cato in the amount of $261,532 and recorded a loss on the extinguishment of debt in the amount of $86,532 during the six month period ended December 31, 2009.

Note 8 – Income Taxes:

No provision for income taxes has been made for the three month and six month periods ended December 31, 2009 and 2008 given the Company’s losses in 2009 and 2008 and available net operating loss carryforwards.  A benefit has not been recorded as the realization of the net operating losses is not assured and the timing in which the Company can utilize its net operating loss carryforwards in any year or in total may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations.

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

Note 10 – Subsequent Events:

The Company has evaluated subsequent events through February 16, 2010, the date these financial statements were filed, and determined that there were no events or transactions occurring subsequent to December 31, 2009 that would have a material impact on the Company’s consolidated financial statements and that there were no events or transactions occurring subsequent to December 31, 2009 that would require disclosure.

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

Overview

Our Business

The primary business of Senesco Technologies, Inc., a Delaware corporation incorporated in 1999, and its wholly-owned subsidiary, Senesco, Inc., a New Jersey corporation incorporated in 1998, collectively referred to as “Senesco,” “we,” “us” or “our,” is to utilize our patented and patent-pending genes, primarily eucaryotic translation initiation Factor 5A, or Factor 5A, and deoxyhypusine synthase, or DHS, and related technologies for inhibition in human health applications to develop novel approaches to treat cancer and inflammatory diseases.
In agricultural applications we are developing and licensing Factor 5A, DHS and Lipase to enhance the quality and productivity of fruits, flowers, and vegetables and agronomic crops through the control of cell death, referred to herein as senescence, and growth in plants.

Human Health Applications

We believe that our gene technology could have broad applicability in the human health field, by either inducing or inhibiting apoptosis.  Inducing apoptosis may be useful in treating certain forms of cancer because the cancerous cells have failed to initiate apoptosis on their own due to damaged or inhibited apoptotic pathways.  Inhibiting apoptosis may be useful in preventing or treating a wide range of inflammatory and ischemic diseases attributed to premature apoptosis.

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

Human Health Target Markets

We believe that our gene technology may have broad applicability in the human health field, by either accelerating or inhibiting apoptosis.  Accelerating apoptosis may be useful in treating certain forms of cancer because the body’s immune system is not able to force cancerous cells to undergo apoptosis.  Inhibiting apoptosis may be useful in preventing or treating a wide range of inflammatory and ischemic diseases attributed to premature apoptosis, including diabetes, diabetic retinopathy and lung inflammation, among others.

, We are advancing our research in multiple myeloma with the goal of initiating a Phase I clinical trial, and may select additional human health indications to bring into clinical trials. We believe that the success of our future operations will likely depend on our ability to transform our research and development activities into a commercially feasible technology.

Human Health Research Program

Our human health research program, which has consisted of pre-clinical in-vitro and in-vivo experiments designed to assess the role and method of action of the Factor 5A genes in human diseases, is being performed by approximately five (5) third party researchers, at our direction, at Mayo Clinic and the University of Waterloo.

Our research and development expenses incurred on human health applications were approximately 76% of our total research and development expenses for the six months ended December 31, 2009.  Our research and development expenses incurred on human health applications were approximately 71% of our total research and development expenses for the six months ended December 31, 2008.  Since inception, the proportion of our research and development expenses on human health applications has increased, as compared to our research and development expenses on agricultural applications.  This change is primarily due to the fact that our research focus on human health has increased and some of our research costs for plant applications have shifted to our license partners.

Our planned future research and development initiatives for human health include:

•
Multiple Myeloma.  Our objective is to advance our technology for the potential treatment of multiple myeloma with the goal of initiating a clinical trial.  In connection with the potential clinical trial, we have engaged a clinical research organization, or CRO, to assist us through the process.  We have also determined the delivery system for our technology, contracted for the supply of pharmaceutical grade materials to be used in toxicology and human studies, performed certain toxicology studies, and have contracted with a third party laboratory to conduct additional toxicology studies.  Together with the assistance of our CRO, we will have additional toxicology studies performed with the goal of filing an investigational new drug application, or IND application, with the U.S. Food and Drug Administration, or FDA, for their review and consideration in order to initiate a clinical trial.  Assuming that we have adequate funding, we estimate that it will take approximately twelve (12) months from December 31, 2009 to complete these objectives.

•	Other. We may continue to look at other disease states in order to determine the role of Factor 5A.

In order to pursue the above research initiatives, as well as other research initiatives that may arise, it will be necessary for us to raise a significant amount of additional working capital in the near future.  If we are unable to raise the necessary funds, we may be required to significantly curtail the future development of some of our research initiatives and we will be unable to pursue other possible research initiatives.

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

We have licensed this technology to various strategic partners and have entered into a joint collaboration. We may continue to license this technology, as opportunities present themselves, to additional strategic partners and/or enter into additional joint collaborations or ventures.  Our commercial partners have licensed our technology for use in turfgrass, canola, corn, soybean, cotton, banana, alfalfa, rice and certain species of trees and bedding plants, and we have obtained proof of concept for enhanced post harvest shelf life, seed yield, biomass, and resistance to disease in several of these plant species.

We have ongoing field trials of certain trees and bananas with our respective partners.  The initial field trials conducted with ArborGen over a four year period in certain species of trees have concluded and the trees have been harvested for wood quality assessment.  Preliminary data from our joint field trials show significantly enhanced growth rates in some of the trees relative to controls.  Selected trees from the field trials were harvested and their wood chemistry and density was assessed.  There were no differences in key economic characteristics of wood, such a lignin, cellulose and specific gravity, between the trees with the enhanced growth attributes and untreated control trees, which indicates that the faster growth does not result in lower wood quality.  Additional field trials for enhanced growth rates and other traits are currently being performed with ArborGen.

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

Agricultural Development and License Agreements

Through December 31, 2009, we have entered into eight (8) license agreements and one (1) joint collaboration with established agricultural biotechnology companies or, in the case of Poet, an established ethanol company:

Agricultural Research Program

Our agricultural research and development is performed by three (3) researchers, at our direction, at the University of Waterloo, where the technology was developed.  Additional agricultural research and development is performed by our license or joint collaboration partners.

The discoverer of our technology, John E. Thompson, Ph.D., is the Associate Vice President, Research and former Dean of Science at the University of Waterloo in Ontario, Canada, and is our Executive Vice President and Chief Scientific Officer.  Dr. Thompson is also one of our directors and owns 2.0% of the outstanding shares of our common stock, $0.01 par value, as of December 31, 2009.

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

Our competitors in the field of delaying plant senescence are companies that develop and produce transformed plants with a variety of enhanced traits.  Such companies include: Mendel Biotechnology; Renessen LLC; Exelixis Plant Sciences, Inc.; and Syngenta International AG; among others.

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

The status of each of our projects with our partners is as follows:

Project	Partner	Status

Banana	Rahan Meristem
- Shelf Life		Field trials
- Disease Resistance		Field trials
Trees	Arborgen
- Growth		Field trials
Alfalfa	Cal/West	Greenhouse
Corn	Monsanto	Proof of concept ongoing
Cotton	Bayer	Seed transformation
Canola	Bayer	Seed transformation
Rice	Bayer	Proof of concept ongoing
Soybean	Monsanto	Proof of concept ongoing
Turfgrass	The Scotts Company	Greenhouse
Bedding Plants	The Scotts Company	Discontinued (1)
Ethanol	Poet	Modify inputs

(1) This program was discontinued in order to focus on the development of the turfgrass program.

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

Intellectual Property

We have twenty (20) issued patents from the United States Patent and Trademark Office, or PTO, and thirty-nine (39) issued patents from foreign countries, forty-seven (47) of which are for the use of our technology in agricultural applications and twelve (12) of which relate to human health applications.

In addition to our fifty-nine (59) patents, we have a wide variety of patent applications, including divisional applications and continuations-in-part, in process with the PTO and internationally.  We intend to continue our strategy of enhancing these new patent applications through the addition of data as it is collected.

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

Liquidity and Capital Resources

Overview

As of December 31, 2009, our cash balance totaled $751,787, and we had working capital of $881,652.  As of December 31, 2009, we had a federal tax loss carryforward of approximately $27,802,000 and a state tax loss carry-forward of approximately $20,439,000 to offset future taxable income. We cannot assure you that we will be able to take advantage of any or all of such tax loss carryforwards, if at all, in future fiscal years.

Contractual Obligations

The following table lists our cash contractual obligations as of December 31, 2009:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Research and Development Agreements (1)	$597,986	$597.986	$—	$—	$—
Facility, Rent and Operating Leases (2)	$113,088	$79,648	$33,440	$—	$—
Employment, Consulting and Scientific Advisory Board Agreements (3)	$279,340	$276,840	$2,500	$—	$—
Total Contractual Cash Obligations	$990,414	$954,474	$35,940	$—	$—

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

Effective September 1, 2009, we extended our research and development agreement with the University of Waterloo for an additional one-year period through August 31, 2010, in the amount of approximately $650,400.  Research and development expenses under this agreement aggregated $155,000 and $315,000 for the three month and six month periods ended December 31, 2009, respectively, and $180,000 and $349,518 for the three month and six month periods ended December 31, 2008, respectively, and $5,435,368 for the cumulative period from inception through December 31, 2009.

Capital Resources

Since inception, we have generated revenues of $1,590,000 in connection with the initial fees and milestone payments received under our license and development agreements.  We have not been profitable since inception, we will continue to incur additional operating losses in the future, and we will require additional financing to continue the development and subsequent commercialization of our technology.  While we do not expect to generate significant revenues from the licensing of our technology for the next one to three years, or longer, we may enter into additional licensing or other agreements with marketing and distribution partners that may result in additional license fees, receive revenues from contract research, or other related revenue.

We anticipate that, based upon our cash balance as of December 31, 2009 we will be able to fund our operations for two (2) to three (3) months from December 31, 2009. Over the next twelve months, we plan to fund our research and development and commercialization activities by:

•	utilizing our current cash balance and investments;

•	the placement of equity or debt instruments;

•	achieving some of the milestones set forth in our current licensing agreements; and

•	the possible execution of additional licensing agreements for our technology.

We cannot assure you that we will be able to raise money through any of the foregoing transactions, or on favorable terms, if at all.

Changes to Critical Accounting Policies and Estimates

We adopted FASB ASC 815.40, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock" for the fiscal year beginning July 1, 2009.

Except for the adoption of FASB ASC 815.40, there have been no changes to our critical accounting policies and estimates as set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Results of Operations

Three Months Ended December 31, 2009 and Three Months Ended December 31, 2008

The net loss for the three month period ended December 31, 2009 was $1,703,665.  The net loss for the three month period ended December 31, 2008 was $1,624,341.  Such a change represents an increase in net loss of $79,324, or 5%.  This increase in net loss was primarily the result of an increase in non-cash expenses associated with the outstanding convertible notes, which was mostly offset by a decrease in operating expenses, an increase in revenue and an increase in noncash income related to the change in fair value of a warrant liability.

Revenue

Total revenue of $140,000 for the three month period ended December 31, 2009 consisted of a milestone payment in connection with an agricultural license agreement.  There was no revenue for the three month period ended December 31, 2008.

We anticipate that we will continue to receive milestone payments in connection with our current agricultural development and license agreements.  Additionally, we anticipate that we will receive royalty payments from our license agreements when our partners commercialize their crops containing our technology.  However, it is difficult for us to determine our future revenue expectations because we are a development stage biotechnology company.  As such, the timing and outcome of our experiments, the timing of signing new partners and the timing of our partners moving through the development process into commercialization is difficult to accurately predict.

Operating Expenses

	Three Months Ended December 31,
	2009	2008	Change	%
	(in thousands, except % values)
General and administrative	$685	$649	$36	5.5%
Research and development	468	579	(111)	(19.2)%
Total operating expenses	$1,153	$1,228	$(75)	(6.1)%

We expect operating expenses to increase over the next twelve months as we anticipate that research and development expenses will increase as we continue to expand our research and development activities as they relate to the potential clinical development of SNS01.

General and Administrative Expenses

	Three Months Ended December 31,
	2009	2008	Change	%
	(in thousands, except % values)
Share-based compensation	$148	$131	$17	13.0%
Payroll and benefits	239	181	58	32.0%
Investor relations	45	109	(64)	(58.7)%
Professional fees	141	134	7	5.2%
Depreciation and amortization	33	27	6	22.2%
Director fees	10	16	(6)	(37.5)%
Other general and administrative	69	51	18	35.3%
Total general and administrative	$685	$649	$36	5.5%

•
Share-based compensation for the three months ended December 31, 2009 and 2008 consisted of the amortized portion of the Black-Scholes value of options granted to directors, employees and consultants.  During the three month periods ended December 31, 2009 and 2008, there were 733,399 and 721,584 options granted, respectively

•	Payroll and benefits increased primarily due to the severance agreement with the Company’s former President and CEO.

•
Investor relations decreased primarily because the Company has not yet incurred the costs of holding its annual meeting for the current year.  The Company’s annual meeting was held in December 2008 in the previous year and incurred such costs during the three month period ended December 31, 2008

We expect general and administrative expenses to modestly increase over the next twelve months primarily due to an increase in payroll and benefits and legal and accounting fees related to the increased regulatory environment surrounding our business.

Research and Development Expenses

	Three Months Ended December 31,
	2009	2008	Change	%
	(in thousands, except % values)
Share-based compensation	$3	$7	$(4)	(57.1)%
Other research and development	465	572	(107)	(18.7)%
Total research and development	$468	$579	$(111)	(19.2)%

•	Share-based compensation consists primarily of the amortized portion of Black-Scholes value of options and warrants granted to research and development consultants and employees.

•
Other research and development costs decreased primarily due to a decrease in the costs incurred in connection with our development of SNS01 for multiple myeloma due to the timing of certain aspects of the development and the cost of the research performed at the University of Waterloo as a result of a decrease in the annual budget that began on September 1, 2009.

The breakdown of our research and development expenses between our agricultural and human health research programs is as follows:
	Three Months Ended December 31,
	2009	%	2008	%
	(in thousands, except % values)
Agricultural	$127	27%	$142	25%
Human health	341	73%	437	75%
Total research and development	$468	100%	$579	100%

•
Agricultural research expenses decreased during the three month period ended December 31, 2009 primarily due to a decrease in the cost of the research performed at the University of Waterloo as a result of  decrease in the annual budget beginning on September 1, 2009.

•	Human health research expenses decreased during the three month period ended December 31, 2009 primarily as a result of the timing of certain aspects of the development of SNS01 for multiple myeloma.

We expect the percentage of human health research programs to continue to increase as a percentage of the total research and development expenses as we continue our current research projects and begin new human health initiatives, in particular as they relate to the potential clinical development of SNS01.

Other noncash income

On July 1, 2009, we adopted FASB ASC 815.40  and recorded a warrant liability in the amount of $3,200,108 on such date.  At each reporting period, we are required to revalue the amount of the warrant liability.  On September 30, 2009, the amount of the warrant liability was adjusted to $1,311,975.  On December 31, 2009, the amount of the warrant liability was adjusted to $860,767 and the difference between September 30, 2009 and December 31, 2009 of $451,208 was recorded as other noncash income.

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

The increase in the amortization of the debt discount is primarily due to $804,060 of convertible notes being converted into common stock during the three month period ended December 31, 2009.  The unamortized portion of such notes was amortized to interest expense.  None of the convertible notes were converted into common stock during the three month period ended December 31, 2008.

At December 31, 2009, there were $7,997,540 of convertible notes outstanding.  At February 16, 2009, there were $7,406,040 of the convertible notes outstanding, $5,000,000 of which are held by Stanford and $2,406,040 are held by YA Global.

Interest Income, net

Interest income was lower during the three month period ended December 31, 2009 as a result of lower interest rates and cash balances compared to the three-month period ended December 31, 2008.

Six Months Ended December 31, 2009 and Six Months Ended December 31, 2008

The net loss for the six month period ended December 31, 2009 was $1,892,961.  The net loss for the six month period ended December 31, 2008 was $2,805,747.  Such a change represents a decrease in net loss of $912,786, or 33%.  This decrease in net loss was primarily the result of an increase in noncash income related to the change in fair value of a warrant liability, which was partially offset by an increase in non-cash expenses associated with the outstanding convertible notes.

Revenue

Total revenue of $140,000 and $200,000 for the six month periods ended December 31, 2009 and 2008, respectively, consisted of a milestone payment in connection with certain agricultural license agreements.

We anticipate that we will continue to receive milestone payments in connection with our current agricultural development and license agreements.  Additionally, we anticipate that we will receive royalty payments from our license agreements when our partners commercialize their crops containing our technology.  However, it is difficult for us to determine our future revenue expectations because we are a development stage biotechnology company.  As such, the timing and outcome of our experiments, the timing of signing new partners and the timing of our partners moving through the development process into commercialization is difficult to accurately predict.

Operating Expenses

	Six Months Ended December 31,
	2009	2008	Change	%
	(in thousands, except % values)
General and administrative	$1,180	$1,179	$(1)	0.0%
Research and development	1,043	1,084	41	3.8%
Total operating expenses	$2,223	$2,263	$40	1.8%

We expect operating expenses to increase over the next twelve months as we anticipate that research and development expenses will increase as we continue to expand our research and development activities as they relate to the potential clinical development of SNS01.

General and Administrative Expenses

	Six Months Ended December 31,
	2009	2008	Change	%
	(in thousands, except % values)
Share-based compensation	$182	$203	$21	10.3%
Payroll and benefits	400	345	(55)	15.9%
Investor relations	91	155	64	41.3%
Professional fees	263	276	13	4.7%
Depreciation and amortization	61	54	(7)	(13.0)%
Director fees	53	44	(9)	(20.5)%
Other general and administrative	130	102	(28)	(27.5)%
Total general and administrative	$1,180	$1,179	$(1)	0.0%

•
Share-based compensation for the six months ended December 31, 2009 and 2008 consisted of the amortized portion of the Black-Scholes value of options granted to directors, employees and consultants.  During the six month periods ended December 31, 2009 and 2008, there were 733,399 and 721,584 options granted, respectively

•	Payroll and benefits increased primarily due to the severance agreement with the Company’s former President and CEO.

•
Investor relations decreased primarily because the Company has not yet incurred the costs of holding its annual meeting for the current year.  The Company’s annual meeting was held in December 2008 in the previous year and incurred such costs during the six month period ended December 31, 2008

We expect general and administrative expenses to modestly increase over the next twelve months primarily due to an increase in payroll and benefits and legal and accounting fees related to the increased regulatory environment surrounding our business.

Research and Development Expenses

	Six Months Ended December 31,
	2009	2008	Change	%
	(in thousands, except % values)
Share-based compensation	$-	$12	$12	100.0%
Loss on extinguishment of debt	86	-	(86)	-
Other research and development	957	1,072	115	10.7%
Total research and development	$1,043	$1,084	$41	3.8%

•	Share-based compensation consists primarily of the amortized portion of Black-Scholes value of options and warrants granted to research and development consultants and employees.

•
 Loss on extinguishment of debt is in connection with the issuance of common stock and warrants to Cato Holding Company in exchange for debt that was owed by us to Cato Research Ltd. in the amount of $175,000.

•
Other research and development costs decreased primarily due to a decrease in the costs incurred in connection with our development of SNS01 for multiple myeloma due to the timing of certain aspects of the development and the cost of the research performed at the University of Waterloo as a result of a decrease in the annual budget that began on September 1, 2009.

The breakdown of our research and development expenses between our agricultural and human health research programs is as follows:

	Six Months Ended December 31,
	2009	%	2008	%
	(in thousands, except % values)
Agricultural	$247	24%	$311	29%
Human health	796	76%	773	71%
Total research and development	$1,043	100%	$1,084	100%

•
Agricultural research expenses decreased during the six month period ended December 31, 2009 primarily due to a decrease in the cost of the research performed at the University of Waterloo as a result of a decrease in the annual budget beginning on September 1, 2009 and a stronger U.S. dollar against the Canadian dollar.

•	Human health research expenses increased during the six month period ended December 31, 2009 primarily as a result of the development of SNS01 for multiple myeloma.

We expect the percentage of human health research programs to continue to increase as a percentage of the total research and development expenses as we continue our current research projects and begin new human health initiatives, in particular as they relate to the potential clinical development of SNS01.

Other noncash income

On July 1, 2009, we adopted FASB ASC 815.40  and recorded a warrant liability in the amount of $3,200,108 on such date.  At each reporting period, we are required to revalue the amount of the warrant liability.  On December 31, 2009, the amount of the warrant liability was adjusted to $860,767 and the difference between of $2,339,341 was recorded as other noncash income.

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

The increase in the amortization of the debt discount is primarily due to $1,457,460 of convertible notes being converted into common stock during the six month period ended December 31, 2009.  The unamortized portion of such notes was amortized to interest expense.  None of the convertible notes were converted into common stock during the six month period ended December 31, 2008.

At December 31, 2009, there were $7,997,540 of convertible notes outstanding.  At February 16, 2009, there were $7,406,040 of the convertible notes outstanding, $5,000,000 of which are held by Stanford and $2,406,040 are held by YA Global.

Interest Income, net

Interest income was lower during the six month period ended December 31, 2009 as a result of lower interest rates and cash balances compared to the six-month period ended December 31, 2008.

Period From Inception on July 1, 1998 through December 31, 2009

From inception of operations on July 1, 1998 through December 31, 2009, we have had revenues of $1,590,000, which consisted of the initial license fees and milestone payments in connection with our various development and license agreements.  We do not expect to generate significant revenues for approximately the next one to three years, during which time we will continue to engage in significant research and development efforts.

We have incurred losses each year since inception and have an accumulated deficit of $33,111,093 at December 31, 2009.  We expect to continue to incur losses as a result of expenditures on research and development and administrative activities.

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

The principal executive officer and principal financial officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009.  Based on this evaluation, they have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

(b)           Changes in internal controls.

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six month period ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We are a development stage biotechnology company with a limited operating history and limited assets and capital.  We have incurred losses each year since inception and had an accumulated deficit of $33,111,093 at December 31, 2009. We have generated minimal revenues by licensing our technology for certain crops to companies willing to share in our development costs. In addition, our technology may not be ready for commercialization for several years. We expect to continue to incur losses for the next several years because we anticipate that our expenditures on research and development, and administrative activities will significantly exceed our revenues during that period. We cannot predict when, if ever, we will become profitable.

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

We believe that at the projected rate of spending as of December 31, 2009, we should have sufficient cash to maintain our present operations for two (2) to three (3) months from December 31, 2009.

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

As of December 31, 2009, we had cash of $751,787 and working capital of $881,652.  Using our available reserves as of December 31, 2009, we believe that we can operate according to our current business plan for the next two (2) to three (3) months from December 31, 2009.  To date, we have generated minimal revenues and anticipate that our operating costs will exceed any revenues generated over the next several years. Therefore, we will be required to raise additional capital in the future in order to operate in accordance with our current business plan, and this funding may not be available on favorable terms, if at all.  If we are unable to raise additional funds, we will need to do one or more of the following:

•	delay, scale back or eliminate some or all of our research and development programs;

•	provide a license to third parties to develop and commercialize our technology that we would otherwise seek to develop and commercialize ourselves;

•	seek strategic alliances or business combinations;

•	attempt to sell our company;

•	cease operations; or

•	declare bankruptcy.

In addition, in connection with any funding, if we need to issue more equity securities than our certificate of incorporation currently authorizes, or more than 20% of the shares of our common stock outstanding, we may need stockholder approval.  If stockholder approval is not obtained or if adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets.  Investors may experience dilution in their investment from future offerings of our common stock.  For example, if we raise additional capital by issuing equity securities, such an issuance would reduce the percentage ownership of existing stockholders.  In addition, assuming the exercise of all options and warrants outstanding and the conversion of the notes into common stock, as of December 31, 2009, we had 18,268,537 shares of common stock authorized but unissued and unreserved, which may be issued from time to time by our board of directors without stockholder approval.  Furthermore, we may need to issue securities that have rights, preferences and privileges senior to our common stock.  Failure to obtain financing on acceptable terms would have a material adverse effect on our liquidity.

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

As of December 31, 2009, we have been issued twenty (20) patents by the PTO and thirty-nine (39) patents from foreign countries.  We have also filed numerous patent applications for our technology in the United States and in several foreign countries, which technology is vital to our primary business, as well as several Continuations in Part on these patent applications.  Our success depends in part upon the grant of patents from our pending patent applications.

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

Preclinical studies of our human health applications may be unsuccessful, which could delay or prevent regulatory approval.

Preclinical studies may reveal that our human health technology is ineffective or harmful, and/or may be unsuccessful in demonstrating efficacy and safety of our human health technology, which would significantly limit the possibility of obtaining regulatory approval for any drug or biologic product manufactured with our technology.  The FDA requires submission of extensive preclinical, clinical and manufacturing data to assess the efficacy and safety of potential products. We are currently in the process of conducting preclinical toxicology studies for our multiple myeloma product candidate.  Any delay in this toxicology study, or any potential negative findings in this toxicology study, will delay our ability to file an IND for our multiple myeloma product candidate.  Furthermore, the success of preliminary studies does not ensure commercial success, and later-stage clinical trials may fail to confirm the results of the preliminary studies.

Our success will depend on the success clinical trials that have not yet begun.

It may take several years to complete the clinical trials of a product, and a failure of one or more of our clinical trials can occur at any stage of testing. We believe that the development of our product candidate involves significant risks at each stage of testing. If clinical trial difficulties and failures arise, our product candidate may never be approved for sale or become commercially viable.

     There are a number of difficulties and risks associated with clinical trials. These difficulties and risks may result in the failure to receive regulatory approval to sell our product candidate or the inability to commercialize our product candidate. The possibility exists that:

•
we may discover that the product candidate does not exhibit the expected therapeutic results in humans, may cause harmful side effects or have other unexpected characteristics that may delay or preclude regulatory approval or limit commercial use if approved;

•	the results from early clinical trials may not be statistically significant or predictive of results that will be obtained from expanded, advanced clinical trials;

•
institutional review boards or regulators, including the FDA, may hold, suspend or terminate our clinical research or the clinical trials of our product candidate for various reasons, including noncompliance with regulatory requirements or if, in their opinion, the participating subjects are being exposed to unacceptable health risks;

•	subjects may drop out of our clinical trials;

•
our preclinical studies or clinical trials may produce negative, inconsistent or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials; and

•	the cost of our clinical trials may be greater than we currently anticipate.

If our clinical trials for our product candidates are delayed, we would be unable to commercialize our product candidates on a timely basis, which would materially harm our business.

Planned clinical trials may not begin on time or may need to be restructured after they have begun. Clinical trials can be delayed for a variety of reasons, including delays related to:

•	obtaining an effective investigational new drug application, or IND, or regulatory approval to commence a clinical trial;

•	negotiating acceptable clinical trial agreement terms with prospective trial sites;

•	obtaining institutional review board approval to conduct a clinical trial at a prospective site;

•	recruiting qualified subjects to participate in clinical trials;

•	competition in recruiting clinical investigators;

•	shortage or lack of availability of supplies of drugs for clinical trials;

•	the need to repeat clinical trials as a result of inconclusive results or poorly executed testing;

•	the placement of a clinical hold on a study;

•	the failure of third parties conducting and overseeing the operations of our clinical trials to perform their contractual or regulatory obligations in a timely fashion; and

•	exposure of clinical trial subjects to unexpected and unacceptable health risks or noncompliance with regulatory requirements, which may result in suspension of the trial

We believe that our product candidate has significant milestones to reach, including the successful completion of clinical trials, before commercialization. If we have significant delays in or termination of clinical trials, our financial results and the commercial prospects for our product candidates or any other products that we may develop will be adversely impacted. In addition, our product development costs would increase and our ability to generate revenue could be impaired.

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

The NYSE Amex Exchange requires us to meet minimum financial requirements in order to maintain our listing.  Currently, we do not meet the $6,000,000 minimum net worth continued listing requirement of the NYSE Amex Exchange and have received a notice of noncompliance from the NYSE Amex Exchange.  We submitted a plan of compliance to the NYSE Amex Exchange discussing how we intend to regain compliance with the continued listing requirements.  The NYSE Amex Exchange has accepted our plan of compliance and granted us an extension until April 29, 2011 to regain compliance with the NYSE's continued listing standards.  During the extension period, we remain subject to periodic review by NYSE Staff. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in our company being delisted from the NYSE.  If we are delisted from the NYSE Amex Exchange, our common stock likely will become a “penny stock.”  In general, regulations of the SEC define a “penny stock” to be an equity security that is not listed on a national securities exchange or the NASDAQ Stock Market and that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  If our common stock becomes a penny stock, additional sales practice requirements would be imposed on broker-dealers that sell such securities to persons other than certain qualified investors.  For transactions involving a penny stock, unless exempt, a broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale.  In addition, the rules on penny stocks require delivery, prior to and after any penny stock transaction, of disclosures required by the SEC.

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

As of December 31, 2009, our executive officers, directors and affiliated entities together beneficially own approximately 61.2% of the outstanding shares of our common stock, assuming the exercise of options and warrants which are currently exercisable or will become exercisable within 60 days of December 31, 2009, held by these stockholders.  As a result, these stockholders, acting together, will be able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders.  Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.  Stanford is one such major stockholder of the Company.

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

As of December 31, 2009, we had 28,640,934 shares of our common stock issued and outstanding, of which approximately 1,986,306 shares are registered pursuant to a registration statement on Form S-3 and 26,654,628 of which are either eligible to be sold under SEC Rule 144 or are in the public float.  In addition, we have registered 2,632,194 shares of our common stock underlying warrants previously issued on the Form S-3 registration statement and we registered 6,137,200 shares of our common stock underlying options granted or to be granted under our stock option plan.  Consequently, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, may have a material adverse effect on our stock price.

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

For example, during the quarter ended December 31, 2009, our common stock traded between $0.49 per share and $0.30 per share.

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

As of December 31, 2009, we have outstanding warrants to purchase 22,105,793 shares of our common stock.  In addition, as of December 31, 2009, we have reserved 10,212,884 shares of our common stock for issuance upon the exercise of options granted or available to be granted pursuant to our stock option plan, all of which may be granted in the future.  The exercise of these options and warrants will result in dilution to our existing stockholders and could have a material adverse effect on our stock price. In addition, any shares issued in connection with the YA Global financing or Stanford financing, as further discussed elsewhere in this Form 10-Q, can also have a dilutive effect and a possible material adverse effect on our stock price.  The conversion price of the warrants are also subject to certain anti-dilution adjustments.  The agreements with YA Global and Stanford provide for the potential issuance of up to a total of 62,388,888 shares of our common stock, of which 13,883,332 shares are included in outstanding warrants noted above.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 5.	Other Information

None

Item 6.	Exhibits.

Exhibits.

Exhibit No.	Description
10.1
Confidential Separation Agreement and General Release by and between the Company and Bruce C. Galton dated as of November 23, 2009. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. Current Report of Form 8-K filed on November 25, 2010)

10.2
Confidential Separation Agreement and General Release by and between the Company and Sascha P. Fedyszyn dated as of February 2, 2010. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. Current Report of Form 8-K filed on February 4, 2010)

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

SENESCO TECHNOLOGIES, INC.

DATE: February 16, 2010	By:	/s/ Jack Van Hulst
Jack Van Hulst, President
and Chief Executive Officer
(Principal Executive Officer)

DATE: February 16, 2010	By:	/s/ Joel Brooks
Joel Brooks, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)