Form 10-Q
period 2010-03-31
SENESCO TECHNOLOGIES INC
filed 2010-05-17
CIK 1035354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                                          to _____________

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

Yes:☒                                                                  No: ☐

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

Yes: ☐                                                                  No: ☒

As of May 15, 2010, 33,584,121 shares of the issuer’s common stock, par value $0.01 per share, were outstanding.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION.

Item 1.	Financial Statements (Unaudited)	1

	CONDENSED CONSOLIDATED BALANCE SHEETS
	as of March 31, 2010 and June 30, 2009	2

	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Three Months Ended March 31, 2010 and 2009,
	For the Nine Months Ended March 31, 2010 and 2009
	and From Inception on July 1, 1998 through March 31, 2010	3

	CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
	From Inception on July 1, 1998 through March 31, 2010	4

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Nine Months Ended March 31, 2010 and 2009,
	and From Inception on July 1, 1998 through March 31, 2010	9

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	10

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	25

	Overview	25

	Liquidity and Capital Resources	35

	Changes to Critical Accounting Policies and Estimates	37

	Results of Operations	38

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	46

Item 4T.	Controls and Procedures	46

PART II. OTHER INFORMATION.

Item 1A.	Risk Factors.	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	63

Item 3.	Defaults Upon Senior Securities	65

Item 4.	[RESERVED]	65

Item 5.	Other Information.	66

Item 6.	Exhibits.	66

SIGNATURES		68

-i-

PART I.  FINANCIAL INFORMATION.

Item 1.	Financial Statements.

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

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2010	2009
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$39,707	$380,569
Short-term investments	-	1,050,000
Deferred financing costs	177,279	-
Prepaid expenses and other current assets	1,269,488	1,161,348
Total Current Assets	1,486,474	2,591,917

Property and equipment, net	5,581	5,986
Intangibles, net	4,483,750	3,884,999
Deferred financing costs	-	632,324
Security deposit	7,187	7,187
TOTAL ASSETS	$5,982,992	$7,122,413

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,401,135	$976,680
Accrued expenses	621,614	355,937
Line of credit	2,198,609	-
Convertible note, net of discount	82,047	-
Total Current Liabilities	4,303,405	1,332,617

Convertible note, net of discount	-	6,217
Warrant liability ($416,667 to related parties)	1,388,333	-
Grant payable	99,728	99,728
Other liability	10,049	16,017
TOTAL LIABILITIES	5,801,515	1,454,579

STOCKHOLDERS’ EQUITY:

Preferred stock, $0.01 par value; authorized 5,000,000 shares, no shares issued	—	—
Common stock, $0.01 par value; authorized 120,000,000 shares, issued and outstanding 33,584,121 and 19,812,043, respectively	335,841	198,120
Capital in excess of par,	38,240,964	36,687,846
Deficit accumulated during the development stage	(38,395,328)	(31,218,132)
TOTAL STOCKHOLDERS’ EQUITY	181,477	5,667,834

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,982,992	$7,122,413

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,	For the Nine Months Ended March 31,	For the Nine Months Ended March 31,	From Inception on July 1, 1998 through March 31,
	2010	2009	2010	2009	2010

Revenue	$—	$75,000	$140,000	$275,000	$1,590,000

Operating Expenses:
General and administrative	554,953	532,245	1,735,317	1,711,166	25,666,510
Research and development	566,307	540,494	1,522,610	1,624,166	13,834,169
Total Operating Expenses	1,121,260	1,072,739	3,257,927	3,335,332	39,500,679

Loss From Operations	(1,121,260)	(997,739)	(3,117,927)	(3,060,332)	(37,910,679)

Sale of state income tax loss, net	—	—	—	—	586,442
Loss on extinguishment of debt	(275,345)	—	(361,877)	—	(361,877)
Fair value – warrant liability	(527,566)	—	1,811,775	—	6,543,542
Other noncash income	—	—	—	—	321,259
Interest income (expense), net	(7,375)	737	(6,349)	41,788	516,964
Amortization of debt discount and financing costs	(3,206,049)	(107,240)	(4,973,909)	(319,637)	(6,120,672)
Interest expense on convertible notes	(146,640)	(227,235)	(528,909)	(799,043)	(1,970,307)
Net Loss	$(5,284,235)	$(1,331,477)	$(7,177,196)	$(4,137,224)	$(38,395,328)

Basic and Diluted Net Loss Per Common Share	$(0.17)	$(0.07)	$(0.27)	$(0.22)

Basic and Diluted Weighted Average Number of Common
Shares Outstanding	31,650,371	19,033,091	26,610,925	18,678,109

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FROM INCEPTION ON JULY 1, 1998 THROUGH MARCH 31, 2010
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
(continued)
See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FROM INCEPTION ON JULY 1, 1998 THROUGH MARCH 31, 2010
(unaudited)

	Common Stock		Capital in Excess of Par Value	Deficit Accumulated During the Development Stage	Total
	Shares	Amount
Issuance of common stock and warrants for cash from November 30, 2001 through April 17, 2002 at $1.75 per unit	3,701,430	$37,014	$6,440,486	—	$6,477,500

Issuance of common stock and warrants associated with bridge loan conversion on December 3, 2001	305,323	3,053	531,263	—	534,316

Commissions, legal and bank fees associated with issuances for the year ended June 30, 2002	—	—	(846,444)	—	(846,444)

Fair market value of options and warrants vested during the year ended June 30, 2002	—	—	1,848,726	—	1,848,726

Fair market value of options and warrants vested during the year ended June 30, 2003	—	—	848,842	—	848,842

Issuance of common stock and warrants for cash from January 15, 2004 through February 12, 2004 at $2.37 per unit	1,536,922	15,369	3,627,131	—	3,642,500

Allocation of proceeds to warrants	—	—	(2,099,090)	—	(2,099,090)

Reclassification of warrants	—		1,913,463	—	1,913,463

Commissions, legal and bank fees associated with issuances for the year ended June 30, 2004	—		(378,624)	—	(378,624)

Fair market value of options and warrants vested during the year ended June 30, 2004	-	—	1,826,514	—	1,826,514

Options and warrants exercised during the year ended June 30, 2004 at exercise prices ranging from $1.00 - $3.25	370,283	$3,704	692,945	—	696,649

Issuance of common stock and warrants for cash on May 9, 2005 at $2.11 per unit	1,595,651	15,957	3,350,872	—	3,366,829
(continued)

See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FROM INCEPTION ON JULY 1, 1998 THROUGH MARCH 31, 2010
(unaudited)
	Common Stock		Capital in Excess of Par Value	Deficit Accumulated During the Development Stage	Total
	Shares	Amount
Issuance of common stock and warrants for cash on May 9, 2005 at $2.11 per unit	1,595,651	$15,957	$3,350,872	—	$3,366,829

Allocation of proceeds to warrants	—	—	(1,715,347)	—	(1,715,347)

Reclassification of warrants	—	—	1,579,715	—	1,579,715

Commissions, legal and bank fees associated with issuance on May 9, 2005	—	—	(428,863)	—	(428,863)

Options and warrants exercised during the year ended June 30, 2005 at exercise prices ranging from $1.50 to $3.25	84,487	844	60,281	—	61,125

Fair market value of options and warrants vested during the year ended June 30, 2005	—	—	974,235	—	974,235

Fair market value of options and Warrants granted and vested During the year ended June 30,2006	—	—	677,000	—	677,000

Warrants exercised during the year ended June 30, 2006 at an exercise price of $0.01	10,000	100	—	—	100

Issuance of common stock and warrants for cash on October 11, 2006 at $1.135 per unit	1,986,306	19,863	2,229,628	—	2,249,491

Commissions, legal and bank fees associated with issuance on October 11, 2006	—	—	(230,483)	—	(230,483)

Fair market value of options and warrants vested during the year ended June 30, 2007	—	—	970,162	—	970,162

Warrants exercised during the year ended June 30, 2007 at an exercise price of $0.01	10,000	100	—	—	100
 (continued)
See Notes to Condensed Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FROM INCEPTION ON JULY 1, 1998 THROUGH MARCH 31, 2010
(unaudited)
	Common Stock		Capital in Excess of Par Value	Deficit Accumulated During the Development Stage	Total
	Shares	Amount
Fair market value of options and warrants vested during the year ended June 30, 2008	—	—	$1,536,968	—	$1,536,968

Allocation of proceeds from issuance of convertible notes and warrants from September 21, 2007 through June 30, 2008	—	—	9,340,000	—	9,340,000

Issuance of common stock in lieu of cash payment for interest during the year ended June 30, 2008	345,867	$3,458	430,696	—	434,154

Convertible notes converted into common stock during the year ended June 30, 2008	555,556	5,556	430,952	—	436,508

Fair market value of options and warrants vested during the year ended June 30, 2009	—	—	506,847	—	506,847

Cashless exercise of warrants during the year ended June 30, 2009 at an exercise price of $0.74	2,395	24	(24)	—	—

Issuance of common stock in lieu of cash payment for interest during the year ended June 30,2009	1,271,831	12,718	994,526	—	1,007,244

Convertible notes converted into common stock during the year ended June 30, 2009	50,000	500	44,433	—	44,933

Issuance of common stock in connection with the Company’s short term incentive plan during the year ended June 30, 2009	112,700	1,127	(1,127)	—	—

Cumulative net loss from inception through June 30, 2009	—	—	—	$(35,949,899)	(35,949,899)

Cumulative effect of change in accounting principle –implementation of FASB ASC 815.40	—	—	(7,931,875)	4,731,767	(3,200,108)

(continued)

See Notes to Condensed Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FROM INCEPTION ON JULY 1, 1998 THROUGH MARCH 31, 2010
(unaudited)
	Common Stock		Capital in Excess of Par Value	Deficit Accumulated During the Development Stage	Total
	Shares	Amount
Issuance of common stock and warrants for cash during the nine months ended March 31, 2010 at $0.90 per unit	1,700,000	$17,000	$1,513,000	—	$1,530,000

Issuance of common stock and warrants for satisfaction of accounts payable during the nine months ended March 31, 2010	194,444	1,944	259,588	—	261,532

Warrants exercised for cash during the nine months ended March 31, 2010 at an exercise price of $0.01	1,003,000	10,030	—	—	10,030

Legal and regulatory fees associated with issuances during the nine months ended March 31, 2010	—	—	(175,862)	—	(175,862)

Issuance of common stock in lieu of cash payment for interest during the nine months ended March 31, 2010	969,360	9,694	372,575	—	382,269

Convertible notes converted into common stock during the nine months ended March 31, 2010	9,635,090	96,351	2,511,043	—	2,607,394

Issuance of common stock in connection with the Company’s short term incentive plan during the nine months ended March 31, 2010	116,000	1,160	(1,160)	—	—

Issuance of common stock for services during the nine months ended March 31, 2010	154,184	1,542	52,258	—	53,800

Fair market value of options and warrants vested during the nine months ended March 31, 2010	—	—	271,784	—	271,784

Warrants repurchased during the nine months ended March 31, 2010	—	—	(50,000)	—	(50,000)

Net loss for the nine months ended March 31, 2010	—	—	—	$(7,177,196)	(7,177,196)
Balance at March 31, 2010	33,584,121	$335,841	$38,240,964	$(38,395,328)	$181,477
See Notes to Condensed Consolidated Financial Statements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the Nine Months Ended March 31,		From Inception on July 1, 1998 through March 31,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(7,177,196)	$(4,137,224)	$(38,395,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash capital contribution	—	—	85,179
Noncash conversion of accrued expenses into equity	—	—	131,250
Noncash income related to change in fair value of warrant liability	(1,811,775)	—	(6,864,801)
Issuance of common stock and warrants for interest	382,269	799,043	1,832,982
Issuance of common stock for services	53,800	—	53,800
Share-based compensation expense	271,784	358,347	10,474,728
Depreciation and amortization	92,613	81,054	665,053
Amortization of convertible note discount	4,518,864	1,869	5,070,081
Amortization of deferred financing costs	455,045	317,768	1,050,591
Loss on extinguishment of debt	361,877	—	361,877
(Increase) decrease in operating assets:
Prepaid expense and other current assets	(108,140)	(709,266)	(1,269,488)
Security deposit	—	—	(7,187)
Increase (decrease) in operating liabilities:
Accounts payable	599,455	102,208	1,576,135
Accrued expenses	265,677	186,505	621,614
Other liability	(5,968)	(5,284)	10,049
Net cash used in operating activities	(2,101,695)	(3,004,980)	(24,603,465)

Cash flows from investing activities:
Patent costs	(689,843)	(490,251)	(4,976,206)
Redemptions (Purchases) of investments, net	1,050,000	(1,799,388)	—
Purchase of property and equipment	(1,116)	(4,173)	(178,179)
Net cash provided by (used in) investing activities	359,041	(2,293,812)	(5,154,385)

Cash flows from financing activities:
Proceeds from grant	—	—	99,728
Proceeds from issuance of loan payable	2,198,609	—	2,198,609
Proceeds from issuance of bridge notes	—	—	525,000
Proceeds from issuance of common stock, net and exercise of options and warrants	1,364,169	—	20,446,987
Proceeds from issuance of convertible notes and warrants, net	—	—	9,340,000
Redemption of convertible notes and warrants	(2,160,986)	—	(2,160,986)
Deferred financing costs	—	—	(651,781)
Net cash provided by financing activities	1,401,792	—	29,787,557

Net increase (decrease) in cash and cash equivalents	(340,862)	(5,298,792)	39,707

Cash and cash equivalents at beginning of period	380,569	5,676,985	—

Cash and cash equivalents at end of period	$39,707	$378,193	$39,707

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$33,859	$—	$56,176
Supplemental schedule of noncash financing activity:
Conversion of convertible notes into common stock, net	$2,619,360	$—	$3,164,360
Conversion of bridge notes into stock	$—	$—	$534,316
Allocation of convertible debt proceeds to warrants and beneficial conversion feature	$—	$—	$9,340,000
Warrants issued for financing costs	$—	$—	$639,645
Issuance of common stock for interest on convertible notes	$382,269	$799,043	$1,832,982
Issuance of common stock in settlement of accounts payable	$175,000	$—	$175,000
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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 2010, the results of its operations for the three-month and nine-month periods ended March 31, 2010 and 2009, cash flows for the nine-month periods ended March 31, 2010 and 2009, and the results of its operations and cash flows for the period from inception on July 1, 1998 through March 31, 2010.

Interim results are not necessarily indicative of results for the full fiscal year.

Note 2 – Liquidity:

As shown in the accompanying consolidated financial statements, the Company has a history of losses with a deficit accumulated during the development stage from July 1, 1998 (inception) through March 31, 2010 of $38,395,328.  Additionally, the Company has generated minimal revenues by licensing its technology for certain crops to companies willing to share in its development costs. In addition, the Company’s technology may not be ready for commercialization for several years. The Company expects to continue to incur losses for the next several years because it anticipates that its expenditures on research and development, and administrative activities will significantly exceed its revenues during that period. The Company cannot predict when, if ever, it will become profitable.

As of March 31, 2010, the Company had cash in the amount of $39,707.  On April 1, 2010, the Company received net proceeds of approximately $9,600,000 in connection with a private placement of convertible preferred stock and warrants.  The Company estimates that the cash on hand as of March 31, 2010 and the net proceeds from the private placement of convertible preferred stock and warrants will cover its expenses for at least the next twelve months.

The Company will need additional capital in the future and may need to raise such capital through the placement of equity or debt instruments or both.  However, the Company may not be able to obtain adequate funds for its operations when needed or on acceptable terms.  If the Company is unable to raise additional funds, it will need to do one or more of the following:

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

The length of time that it takes for an initial patent application to be approved is generally between four to six years.  However, due to the unique nature of each patent application, the actual length of time may vary.  If a patent application is denied, the associated cost of that application would be written off.  However, the Company has not had any patent applications denied as of March 31, 2010.  Additionally, should a patent application become impaired during the application process, the Company would write down or write off the associated cost of that patent application.

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

Note 4 - Loss Per Share:

Net loss per common share is computed by dividing the loss by the weighted-average number of common shares outstanding during the period.  Shares to be issued upon the exercise of the outstanding options and warrants aggregating 25,196,604 and 23,151,963 as of March 31, 2010 and 2009, respectively, are not included in the computation of net loss per share, as their effect is anti-dilutive.  Additionally, based upon the closing share price as of March 31, 2010, 16,417,126 shares that may be issued upon the conversion of convertible notes, subject to a maximum of 22,259,650 shares, are not included in the computation of diluted net loss per share, as their effect is anti-dilutive.

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

The fair value of each stock option and warrant granted or vesting has been determined using the Black-Scholes model.  The material factors incorporated in the Black-Scholes model in estimating the value of the options and warrants include the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Estimated life in years (1)	5-5.7	3.5-5.5	3.5-5.7	3.5-5.5
Risk-free interest rate (2)	2.5%–3.9%	1.3% – 1.8%	2.2%-3.9%	1.1%-3.9%
Volatility	100%	100%	100%	100%
Dividend paid	None	None	None	None

(1)           Expected life was estimated using the “simplified” method, as allowed under the provisions of the Securities and Exchange Commission Staff Bulletin No. 110, since there was no prior history of similar stock option grants.

(2)           Represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term.

The economic values of the options will depend on the future price of the Company's common stock, par value $0.01 (the “Common Stock”), which cannot be forecast with reasonable accuracy.

A summary of changes in the stock option plan for the nine month period ended March 31, 2010 is as follows:

	Number of Options	Weighted-Average Exercise Price
Outstanding at July 1, 2009	4,550,412	$1.70
Granted	1,748,399	0.33
Exercised	—	—
Expired	(233,000)	3.50
Outstanding at March 31, 2010	6,065,811	$1.24
Exercisable at March 31, 2010	4,823,310	$1.40

A summary of changes to the non-vested stock options for the nine month period ended March 31, 2010 is as follows:

	Weighted-Average
	Number of Options	Grant-Date Fair Value
Non-vested stock options at July 1, 2009	883,000	$0.66
Granted	1,748,399	0.25
Vested	(1,384,898)	(0.31)
Expired	(4,000)	(0.46)
Non-vested stock options at March 31, 2010	1,242,501	$0.48

As of March 31, 2010, the aggregate intrinsic value of stock options outstanding was $149,665, with a weighted-average remaining term of 6.6 years.  The aggregate intrinsic value of stock options exercisable at that same date was $81,715, with a weighted-average remaining term of 6.0 years.  As of March 31, 2010, the Company has 4,139,073 shares available for future stock option grants.

As of March 31, 2010, total compensation expense not yet recognized related to stock option grants and restricted stock units amounted to approximately $215,000, which will be recognized over the next 51 months, and an additional $467,400 which may be recognized as achievement of certain target goals under the Company’s Long-Term Incentive Program become probable over the next 9 months.

During the nine month period ended March 31, 2010, the Company issued 80,000 and 74,184 shares of common stock for services provided.  The closing price of the common stock on the dates of issuance was $0.36 and $0.34, respectively, resulting in aggregate stock-based compensation of $53,800.

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

The number of eligible shares and options that could have been awarded to the executive was based upon the following weightings:

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
_____
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
Dr. Thompson received 48,000 options; and
Mr. Dondero received 76,000 options.

As a result of the reduction in the amount of RSU’s/options that vested, a reduction in the amount of $13,840 was recorded during the nine months ended March 31, 2010.

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
_____
(1)	Such options are exercisable at a strike price of $0.99, which represents the closing price of the common stock on December 12, 2007.

As of March 31, 2010, the Company is not able to determine if the achievement of the target goals under the Long-Term Equity Incentive Program are probable and, therefore, has not yet begun to recognize any of the $467,500, as adjusted for the resignation of certain employees, of compensation expense that was computed on the date of adoption of the Long-Term Equity Incentive Program.  The Company will begin recognizing such compensation expense ratably over the remaining term of the Long-Term Equity Incentive Program at such time that the Company is able to determine that the achievement of the target goals are probable.

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

Note 7 –Loan Payable:

On February 17, 2010, the Company entered into a credit agreement with JMP Securities LLC.  The agreement provides the Company with, subject to certain restrictions, including the existence of suitable collateral, up to a $3.0 million line of credit upon which the Company may draw at any time (the “Line of Credit”).  Any draws upon the Line of Credit accrue at a monthly interest rate of (i) the broker rate in effect at the time of the draw (which was 2.0% at March 31, 2010), plus (ii) 2.75%.  There are no other conditions or fees associated with the Line of Credit.  The Line of Credit is not secured by any assets of the Company, but it is secured by certain assets of the one of the Company’s Board of Directors, Harlan W. Waksal, M.D., which are currently held by JMP Securities.  The balance outstanding as of March 31, 2010 is $2,198,609.

Note 8 –Convertible Notes and Stockholders Equity:

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

The convertible notes and warrants issued to YA Global were subject to a maximum cap of 30,500,000 on the number of shares of common stock that can be issued upon the conversion of the convertible notes, the exercise of the warrants and the issuance of interest shares.

The convertible notes and warrants issued to Stanford are subject to a maximum cap of 31,888,888 on the number of shares of common stock that can be issued upon the conversion of the convertible notes, the exercise of the warrants and the issuance of interest shares.  In February 2010, certain members of the Company’s board of directors purchased all of the convertible notes issued to Stanford and all of the warrants held by Stanford.

During the nine months ended March 31, 2010, YA Global converted $2,619,360 of their convertible notes into 9,635,093 shares of common stock.  From the inception of the convertible notes, YA Global converted $3,164,360 of the convertible notes into 10,250,648 shares of common stock.  On March 3, 2010, YA Global and Senesco entered into a letter agreement pursuant to which the Company purchased from YA Global all of its remaining outstanding convertible notes, which in the aggregate totaled $1,835,640, for an aggregate purchase price of $ 2,144,844, including accrued interest of $33,859 on the convertible notes..  As a result of this transaction, the Company recorded a loss on the extinguishment of debt in the amount of $275,345.  In addition, the Company purchased from YA Global warrants to purchase 2,775,000 shares of the Company’s common stock at an exercise price of $1.01 per share, for a purchase price of $50,000.

As of March, 2010, the number of shares of common stock potentially issuable upon conversion of the remaining $5,000,000 of convertible notes outstanding held by certain directors of the Company, approximated 16,417,126 shares, plus an estimated additional 2,100,000 shares (based upon the stock price at March 31, 2010) for the payment of interest in stock under the convertible notes.  However, the holders of the notes have agreed, subject to shareholder approval, to convert all of the $5,000,000 of convertible notes into 6,024,096 shares of common stock at a conversion price of $0.83.

As of March 31, 2010, the outstanding balance of the convertible notes was $82,047, which is comprised of notes with an aggregate face amount of $5,000,000 less unamortized debt discount of $4,917,953.  Debt discount associated with the convertible notes is amortized to interest expense, using the effective yield method, over the remaining life of the convertible notes.  Upon conversion of the convertible notes into Common Stock, any unamortized debt discount relating to the portion converted is charged to interest.  Total charges to interest for amortization of debt discount were $3,022,271 and $4,518,864 for the three month and nine month periods ended March 31, 2010.

The costs associated with the issuances in the amount of $1,291,427 have been recorded as deferred financing costs and are being amortized ratably over the term of the convertible notes.  The balance of deferred financing costs as of March 31, 2010 amounted to $177,279.

Effective July 1, 2009, the Company adopted the provisions of FASB ASC 815.40, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock”.  FASB ASC 815.40 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  As a result of adopting FASB ASC 815.40, as of July 1, 2009, 6,941,666 of the Company’s issued and outstanding common stock warrants previously accounted for as equity pursuant to the derivative treatment exemption should no longer be accounted for as equity.  As such, effective July 1, 2009, the Company reclassified the fair value of these common stock purchase warrants, which have exercise price reset features, from equity to a liability.  On July 1, 2009, using the black sholes valuation model, the Company reclassified, as a cumulative effect adjustment, the difference in fair value of $4,731,767, which represents the difference between the fair value on the dates of issuance of $7,931,875 and the fair value on July 1, 2009 of $3,200,108 from additional paid in capital to deficit accumulated during the development stage.  Additionally, the Company recorded a warrant liability in the amount of $3,200,108 to recognize the fair value of such warrants at July 1, 2009.  On March 31, 2010, the Company revalued the warrants, using the black scholes valuation model, and the resulting liability amounted to  $1,388,333.

The change in value of the liability of $527,566 for the three month period ended March 31, 2010 was recorded as an expense, which increased the basic and diluted net loss per share by $0.02.  The change in value of the liability of $1,811,775 for the nine month period ended March 31, 2010 was recorded as income, which reduced the basis and diluted net loss per share by $0.07.

The effect on the net loss for the three month and nine month period ending March 31, 2009 would have been a reduction of $2,415,700 and $8,593,782, respectively, which would have resulted in net income of $1,084,223 and $4,456,558, respectively.  The effect on the basic net loss per common share would have been a reduction of $0.13 and $0.32, respectively, which would have resulted in basic net income per common share of $0.06 and $0.05, respectively.

The assumptions used to value the warrants were as follows:

	July 1, 2009	March 31, 2010
Estimated life in years	3	3
Risk-free interest rate (1)	1.57%	1.60%
Volatility	100%	100%
Dividend paid	None	None
_____
(1)	Represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term.

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

The Partlet Series A Warrant entitled the holder to purchase 1,000,000 shares of the Company’s common stock at $0.01 per warrant share.  The Partlet Series A Warrant has a term of seven years and was exercisable immediately after the date of grant.  The Partlet Series B Warrant entitles the holder to purchase 2,055,555 shares of the Company’s common stock at $0.60 per warrant share.  The Partlet Series B Warrant has a term of seven years and was not exercisable until after the six-month anniversary from the date of grant.

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

Transaction with Each of Robert and Tim Forbes

On July 29, 2009, the Company entered into a Securities Purchase Agreement, (the “Forbes Securities Purchase Agreement”) with each of Robert Forbes and Timothy Forbes, each of whom is an accredited investor, pursuant to which the Company issued an aggregate of 444,444 shares of common stock at $0.90 per share and each of a Series A warrant, (the “Forbes Series A Warrants”), and a Series B warrant (the “Forbes Series B Warrants”).  Each of Robert Forbes and Timothy Forbes are the brothers of Christopher Forbes who is a director of Senesco.  Mr. Christopher Forbes will not be deemed to be the beneficial owner of, nor will he have a pecuniary interest in the Shares or Warrants issued to his brothers.

The Forbes Series A Warrants entitle the holders to purchase, in the aggregate, up to 400,000 shares of the Company’s common stock at $0.01 per warrant share.  The Forbes Series A Warrants have a term of seven years and were exercisable immediately after the date of grant.

The Forbes Series B Warrants entitle the holders to purchase, in the aggregate, up to 405,556 shares of the Company’s common stock at $0.60 per warrant share.  The Forbes Series B Warrants have a term of seven years and were not exercisable until after the six-month anniversary from the date of grant.

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

The Affiliate’s Series A Warrants entitle the holders to purchase in the aggregate, up to 130,000 shares of the Company’s common stock at $0.01 per warrant share.  The Affiliates Series A Warrants have a term of seven years and were exercisable immediately after the date of grant.

The Affiliate’s Series B Warrants entitle the holders to purchase, in the aggregate, up to 131,807 shares of the Company’s common stock at $0.60 per warrant share.  The Affiliate’s Series B Warrants have a term of seven years and were not exercisable until after the six-month anniversary from the date of grant.

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

The Cato Series A Warrant entitles the holder to purchase in the aggregate, up to 175,000 shares of the Company’s common stock at $0.01 per warrant share.  The Cato Series A Warrant has a term of seven years and was exercisable immediately after the date of grant.

The Cato Series B Warrant entitles the holder to purchase, in the aggregate, up to 177,431 shares of the Company’s common stock at $0.60 per warrant share.  The Cato Series B Warrant has a term of seven years and was not exercisable until after the six-month anniversary from the date of grant.

The foregoing transactions were closed upon the Company receiving approval from the Company’s stockholders and the NYSE Amex Exchange for certain aspects of the transactions on September 30, 2009.

As a result of the transaction with Cato, the Company valued the common stock and warrants issued to Cato in the amount of $261,532 and recorded a loss on the extinguishment of debt in the amount of $86,532 during the nine month period ended March 31, 2010.

Note 9 – Income Taxes:

No provision for income taxes has been made for the three month and nine month periods ended March 31, 2010 and 2009 given the Company’s losses in 2010 and 2009 and available net operating loss carryforwards.  A benefit has not been recorded as the realization of the net operating losses is not assured and the timing in which the Company can utilize its net operating loss carryforwards in any year or in total may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations.

Note 10 – Effects of New Accounting Pronouncements Applicable to the Company

In April 2010, the FASB issue ASU 2010-17, Revenue Recognition – Milestone Method (“ASU 2010-17”).  ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate.  A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.  The following criteria must be met for a milestone to be considered substantive.  The consideration earned by achieving the milestone should 1.  Be commensurate with either the level of effort required to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone.  2, Related solely to past performance.  3.  Be reasonable relative to all deliverables and payment terms in the arrangement.  No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement.  Accordingly, an arrangement may contain both substantive and nonsubstantive milestones.   ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.  Management is currently evaluating the potential impact of ASU 2010-17 on our financial statements.

Note 11 – Subsequent Events:

Private Placement of Convertible Preferred Stock and Warrants

Preferred Stock

On March 26, 2010, the Company entered into two Purchase Agreements (the “Non-Affiliate Purchase Agreements”) between the Company and certain non-affiliated investors who are a party thereto (the “Non-Affiliated Investors”).  On March 26, 2010, the Company also entered into a third Purchase Agreement (the “Affiliate Purchase Agreement”) between the Company and certain affiliated investors who are a party thereto (the “Affiliated Investors”).  Collectively the Non-Affiliate Purchase Agreements and Affiliate Purchase Agreement shall be referred to herein as the “Purchase Agreements” and collectively the Non-Affiliated Investors and Affiliated Investors shall be referred to herein as the “Investors”.  The respective Purchase Agreements contain substantially similar terms.  It is anticipated that the offering will bring gross proceeds to the Company in the amount of approximately $11,497,000 and net proceeds to the Company in the amount of approximately $10,800,000.  On April 1, 2010, the Company closed on the aggregate gross proceeds of $10,297,000.  The remaining $1,200,000 of gross proceeds cannot be closed upon until the Company receives stockholder approval for the transaction.

Pursuant to the Non-Affiliate Purchase Agreements, on April 1, 2010, the Company closed and issued to the Non-Affiliated Purchasers, in a private placement, an aggregate of 10,297 shares of the Company’s 10% Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), initially convertible into approximately 32,178,125 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), and (ii) immediately exercisable warrants to purchase up to approximately 32,178,125 shares of Common Stock for an aggregate gross proceeds of $10,297,000.

Pursuant to the Affiliate Purchase Agreement, the Company agreed to issue to the Affiliate Purchasers, in a private placement, an aggregate of approximately 1,200 shares of the Company’s 10% Series B Convertible Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”), initially convertible into approximately 3,750,000 shares of Common Stock, and (ii) immediately exercisable warrants to purchase up to approximately 3,750,000 shares of Common Stock for an aggregate offering price of approximately $1,200,000.  The Series B Preferred Stock will only be issued after the Company receives stockholder approval.  Collectively, the Series A Preferred Stock and Series B Preferred Stock shall be referred to herein as the “Preferred Stock”.

Each share of Preferred Stock has a stated value of $1,000 (the “Stated Value”). Each holder of shares of Preferred Stock is entitled to receive semi-annually dividends at the rate of 10% per annum of the Stated Value for each share of Preferred Stock held by such holder. Except in limited circumstances, the Company can elect to pay the dividends in cash or shares of Common Stock.  If the dividends are paid in shares of Common Stock, such shares will be priced at the lower of 90% of the average VWAP for the 20 days immediately preceding the payment date or $0.224.  The dividends are subject to a 30% make whole provision.

The shares of Preferred Stock are convertible into shares of Common Stock at an initial conversion price of $0.32 per share and are convertible at any time, provided that the conversion of shares of Series A Preferred Stock into shares of Common Stock is subject to a 19.99% blocker provision, which provision will expire if the stockholders approve the offering at the Stockholders’ Meeting.  The conversion price is subject to adjustment if the Company sells or grants any common stock or common stock equivalents, subject to certain exclusions, at an effective price per share that is lower than the conversion price of the Preferred Stock.  After 18 months from the date of issuance of the Preferred Stock, if the Company’s Common Stock trades above $0.80 for 20 out of 30 consecutive trading days, the Preferred Stock will no longer be subject to adjustment.

The Company may force conversion of the Preferred Stock if the Company’s Common Stock trades above $0.80 for 20 out of 30 consecutive trading days and there is an effective registration statement for the underlying Common Stock or such underlying Common Stock is freely tradable under rule 144.

In connection with the offering, the Company has agreed to solicit shareholder approval of (i) the ability of the Investors to convert the Securities into common stock, which in the aggregate exceed 20% of our currently outstanding shares of common stock and (ii) the issuance of the Securities to the Affiliated Investors pursuant to the terms and conditions of the Affiliate Purchase Agreement at a stockholders’ meeting to be held on May 25, 2010 (the “Stockholders’ Meeting”).

The Company anticipates that it will close on the offering with the Affiliate Purchasers as soon as reasonably possible after the receipt of stockholder approval at the Shareholders’ Meeting.

Warrants

Pursuant to the Purchase Agreements, the Company delivered a Series A Warrant to the Non-Affiliate Investors and will deliver, upon shareholder approval, a Series B Warrant to the Affiliate Investors (the “Warrants”).  Each Warrant has an initial exercise price of $0.35 per share of Common Stock. The Warrants are immediately exercisable and have a five year term. The Series A Warrants are subject to a 19.99% blocker provision to comply with NYSE Amex Rules, which provisions will expire if the stockholders approve the offering at the Stockholders’ Meeting. The Series B Warrants do not contain a blocker, as they will be issued only after the Company receives stockholder approval to issue such warrants.  The Series A Warrants also contain an provision which limits the holders beneficial ownership to a maximum of 4.99% (which percentage may be increased to 9.99% upon 60 days notice to the Company).

Registration Rights Agreement

The Company also entered into a Registration Rights Agreement by and among the Company and the Non-Affiliate Investors only (the “Registration Rights Agreement”).   The Affiliate Investors are not a party to the Registration Rights Agreement.  Pursuant to the Registration Rights Agreement, the Company has agreed to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission within, except for certain limited exceptions, 30 days of closing the offering (the “Filing Deadline”) to register the shares of Common Stock issuable upon conversion or exercise of the shares of Series A Preferred Stock and the Warrants, as the case may be (collectively, the “Underlying Shares”). In the event the Company did not file the Registration Statement on or before the Filing Deadline, the Company would have been required to pay liquidated damages in an amount equal to 1% of the aggregate amount purchase price paid by the holder for any unregistered securities then held by such Investor up to a maximum of 3%. The Company filed such registration statement on April 23, 2010.  The Company must file additional registration statements until all of the securities may be sold pursuant to an effective registration statement or the securities become eligible for sale under Rule 144 of the Securities Act of 1933, as amended.

Placement Agent Warrants

In connection with the Non-Affiliate Purchase Agreement and as partial compensation for its placement agent services related to such Non-Affiliate Purchase Agreement, the Company issued to Ladenburg Thalmann & Co. (which acted as exclusive placement agent for a portion of the offering represented by such Non-Affiliate Purchase Agreement) a warrant initially exercisable to purchase up to approximately 929,688 shares of Common Stock at an exercise price of $0.35 per share of Common Stock ( the “Placement Agent Warrant”).

Additional Warrant

The Company will also issued a warrant initially exercisable to purchase up to approximately 150,000 shares of Common Stock at an exercise price of $0.35 per share of Common Stock to Midtown Partners & Co. LLC as part of a tail coverage fee in connection with the offering.

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

•
increased the survival rate in H1N1 mouse influenza survival studies from 14% in untreated mice to 52% in mice treated with our siRNA against Factor 5A.  Additionally, the treated mice reversed the weight loss typically seen in infected mice and had other reduced indicators of disease severity as measured by blood glucose and liver enzymes;

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

Human Health Research Program

Our human health research program, which has consisted of pre-clinical in-vitro and in-vivo experiments designed to assess the role and method of action of the Factor 5A genes in human diseases, is being performed by approximately five (5) third party researchers, at our direction, at Mayo Clinic and the University of Waterloo.  Additionally, we outsource certain projects to other third party research organizations.

Our research and development expenses incurred on human health applications were approximately 73% of our total research and development expenses for the nine months ended March 31, 2010.  Our research and development expenses incurred on human health applications were approximately 72% of our total research and development expenses for the nine months ended March 31, 2009.  Since inception, the proportion of our research and development expenses on human health applications has increased, as compared to our research and development expenses on agricultural applications.  This change is primarily due to the fact that our research focus on human health has increased and some of our research costs for plant applications have shifted to our license partners.

Our planned future research and development initiatives for human health include:

•
Multiple Myeloma.  Our objective is to advance our technology for the potential treatment of multiple myeloma with the goal of initiating a clinical trial.  In connection with the potential clinical trial, we have engaged a clinical research organization, or CRO, to assist us through the process.  We have also determined the delivery system for our technology, contracted for the supply of pharmaceutical grade materials to be used in toxicology and human studies, performed certain toxicology studies, and have contracted with a third party laboratory to conduct additional toxicology studies.  Together with the assistance of our CRO, we will have additional toxicology studies performed with the goal of filing an investigational new drug application, or IND application, with the U.S. Food and Drug Administration, or FDA, for their review and consideration in order to initiate a clinical trial.  We estimate that it will take approximately nine (9) months from March 31, 2010 to complete these objectives.

•	Other. We may continue to look at other disease states in order to determine the role of Factor 5A.

In order to pursue the above research initiatives, as well as other research initiatives that may arise, we completed, subject to stockholder approval, a private placement of convertible preferred stock and warrants on April 1, 2010.  However, it may be necessary for us to raise a significant amount of additional working capital in the future.  If we are unable to raise the necessary funds, we may be required to significantly curtail the future development of some of our research initiatives and we will be unable to pursue other possible research initiatives.

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

Certain agricultural results to date include:

•	longer shelf life of perishable produce;

•	increased biomass and seed yield;

•	greater tolerance to environmental stresses, such as drought and soil salinity;

•	greater tolerance to certain fungal and bacterial pathogens;

•	more efficient use of fertilizer; and

•	advancement to field trials in banana, and trees.

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

Our ongoing research and development initiatives for agriculture include assisting our license and joint collaboration partners to:

•	further develop and implement the DHS and Factor 5A gene technology in banana, canola, cotton, turfgrass, bedding plants, rice, alfalfa, corn, soybean and trees; and

•	test the resultant crops for new beneficial traits such as increased yield, increased tolerance to environmental stress, disease resistance and more efficient use of fertilizer.

Agricultural Target Markets

In order to address the complexities associated with marketing and distribution in the worldwide market, we have adopted a multi-faceted commercialization strategy, in which we have entered into and plan to enter into, as the opportunities present themselves, additional licensing agreements or other strategic relationships with a variety of companies or other entities on a crop-by-crop basis.  We anticipate revenues from these relationships in the form of licensing fees, royalties, usage fees, or the sharing of gross profits.  In addition, we anticipate payments from certain of our partners, our achievement of certain research and development benchmarks.  This commercialization strategy allows us to generate revenue at various stages of product development, while ensuring that our technology is incorporated into a wide variety of crops.  Our optimal partners combine the technological expertise to incorporate our technology into their product line along with the ability to successfully market the enhanced final product, thereby eliminating the need for us to develop and maintain a sales force.

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

Agricultural Development and License Agreements

Through March 31, 2010, we have entered into eight (8) license agreements and one (1) joint collaboration with established agricultural biotechnology companies or, in the case of Poet, an established ethanol company:

Agricultural Research Program

Our agricultural research and development is performed by three (3) researchers, at our direction, at the University of Waterloo, where the technology was developed.  Additional agricultural research and development is performed by our license or joint collaboration partners.

The discoverer of our technology, John E. Thompson, Ph.D., is the Associate Vice President, Research and former Dean of Science at the University of Waterloo in Ontario, Canada, and is our Executive Vice President and Chief Scientific Officer.  Dr. Thompson is also one of our directors and owns 1.7% of the outstanding shares of our common stock, $0.01 par value, as of March 31, 2010.

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

Intellectual Property

We have twenty two (22) issued patents from the United States Patent and Trademark Office, or PTO, and thirty-nine (39) issued patents from foreign countries, forty-eight (48) of which are for the use of our technology in agricultural applications and thirteen (13) of which relate to human health applications.

In addition to our sixty one (61) patents, we have a wide variety of patent applications, including divisional applications and continuations-in-part, in process with the PTO and internationally.  We intend to continue our strategy of enhancing these new patent applications through the addition of data as it is collected.

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

Liquidity and Capital Resources

Overview

As of March 31, 2010, our cash balance totaled $39,707, and we had working capital deficit of $2,816,931.  On April 1, 2010, we received net proceeds from a private placement of preferred stock and warrants in the aggregate amount of approximately $9,600,000.  As of March 31, 2010, we had a federal tax loss carryforward of approximately $30,542,000 and a state tax loss carry-forward of approximately $23,179,000 to offset future taxable income. We cannot assure you that we will be able to take advantage of any or all of such tax loss carryforwards, if at all, in future fiscal years.  Additionally, the federal tax loss carryforward in total may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations.

Contractual Obligations

The following table lists our cash contractual obligations as of March 31, 2010:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years

Research and Development Agreements (1)	$480,049	$480,049	$—	$—	$—

Facility, Rent and Operating Leases (2)	$93,480	$80,104	$13,376	$—	$—

Employment, Consulting and Scientific Advisory Board Agreements (3)	$221,842	$211,842	$10,000	$—	$—

Total Contractual Cash Obligations	$795,371	$771,995	$23,376	$—	$—
_____

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

Effective September 1, 2009, we extended our research and development agreement with the University of Waterloo for an additional one-year period through August 31, 2010, in the amount of approximately $650,400.  Research and development expenses under this agreement aggregated $164,206 and $479,206 for the three month and nine month periods ended March 31, 2010, respectively, and $139,740 and $489,258 for the three month and nine month periods ended March 31, 2009, respectively, and $5,599,574 for the cumulative period from inception through March 31, 2010.

Capital Resources

Since inception, we have generated revenues of $1,590,000 in connection with the initial fees and milestone payments received under our license and development agreements.  We have not been profitable since inception, we will continue to incur additional operating losses in the future, and we will require additional financing to continue the development and subsequent commercialization of our technology.  While we do not expect to generate significant revenues from the licensing of our technology for several years, if ever, we may enter into additional licensing or other agreements with marketing and distribution partners that may result in additional license fees, revenues from contract research or other related revenue.

Private Placement of Convertible Preferred Stock and Warrants

On March 26, 2010, we entered into two Purchase Agreements, also referred to herein as the Non-Affiliate Purchase Agreements, between us and certain non-affiliated investors who are a party thereto, also referred to herein as the Non-Affiliated Investors.  On March 26, 2010, we also entered into a third Purchase Agreement, also referred to herein as the Affiliate Purchase Agreement, between us and certain affiliated investors.  Collectively the Non-Affiliate Purchase Agreements and Affiliate Purchase Agreement shall be referred to herein as the “Purchase Agreements” and collectively the Non-Affiliated Investors and Affiliated Investors shall be referred to herein as the “Investors”.  The respective Purchase Agreements contain substantially similar terms.  It is anticipated that the offering will bring gross proceeds to us in the amount of approximately $11,497,000 and net proceeds to us in the amount of approximately $10,800,000.  On April 1, 2010, we closed on the aggregate gross proceeds of $10,297,000.  The remaining $1,200,000 of gross proceeds cannot be closed upon until we receive stockholder approval for the transaction.

We anticipate that, based upon our cash balance as of March 31, 2010 and the net proceeds from the private placement that closed on April 1, 2010, we will be able to fund our operations for at least the next twelve months from March 31, 2010. Over the next twelve months, we plan to fund our research and development and commercialization activities by:

•	utilizing our current cash balance and investments;

•	the placement of additional equity or debt instruments;

•	achieving some of the milestones set forth in our current licensing agreements; and

•	the possible execution of additional licensing agreements for our technology.

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

Results of Operations

Three Months Ended March 31, 2010 and Three Months Ended March 31, 2009

The net loss for the three month period ended March 31, 2010 was $5,284,235.  The net loss for the three month period ended March 31, 2009 was $1,331,477.  Such a change represents an increase in net loss of $3,952,758, or 296.9%.  This increase in net loss was primarily the result of an increase in non-cash expenses associated with the outstanding and redeemed convertible notes and change in fair value of a warrant liability.

Revenue

There was no revenue for the three month period ended March 31, 2010.  Total revenue of $75,000 for the three month period ended March 31, 2009 consisted of a milestone payment in connection with an agricultural license agreement.

We anticipate that we will continue to receive milestone payments in connection with our current agricultural development and license agreements.  Additionally, we anticipate that we will receive royalty payments from our license agreements when our partners commercialize their crops containing our technology.  However, it is difficult for us to determine our future revenue expectations because we are a development stage biotechnology company with no history of receiving development milestone payments and royalties.  As such, the timing and outcome of our experiments, the timing of signing new partners and the timing of our partners moving through the development process into commercialization is difficult to accurately predict.

Operating Expenses

	Three Months Ended March 31,
	2010	2009	Change	%
	(in thousands, except % values)
General and administrative	$555	$532	$23	4.3%
Research and development	566	541	25	4.6%
Total operating expenses	$1,121	$1,073	$48	4.5%

We expect operating expenses to increase over the next twelve months as we anticipate that research and development expenses will increase as we continue to expand our research and development activities as they relate to the potential clinical development of SNS01.

General and Administrative Expenses

	Three Months Ended March 31,
	2010	2009	Change	%
	(in thousands, except % values)
Share-based compensation	$141	$120	$21	17.5%
Payroll and benefits	142	177	(35)	(19.8)%
Investor relations	34	45	(11)	(24.4)%
Professional fees	122	74	48	64.9%
Depreciation and amortization	32	27	5	18.5%
Director fees	9	14	(5)	(35.7)%
Other general and administrative	75	75	—	—%
Total general and administrative	$555	$532	$23	4.3%

•
Share-based compensation for the three months ended March 31, 2010 consisted primarily of the amortized portion of the Black-Scholes value of options granted to directors, employees and consultants and the value of 74,184 shares of common stock issued to consultants.  Share based compensation for the three months ended March 31, 2009 consisted primarily of the amortized portion of the Black-Scholes value of options granted to directors, employees and consultants and the amount of our short-term incentive program for the year ended June 30, 2009.  During the three month periods ended March 31, 2010 and 2009, there were 1,015,000 and 127,836 options granted, respectively.

•
Payroll and benefits decreased primarily due to a reduction in the amount of compensation for our President and CEO, which was partially offset by the costs associated with severance agreement with our former Vice-President of Corporate Development.

•	Investor relations decreased primarily due to a reduction in the amount of fees being paid to our previous investor relations firm.

•
Professional fees increased primarily due to legal fees in connection with the redemption of the YA Global convertible notes, the purchase of the Stanford convertible notes and warrants by certain of our board members and the execution of the severance agreement with our former Vice-President of Corporate Development.

We expect general and administrative expenses to modestly increase over the next twelve months primarily due to an increase in payroll and benefits and legal and accounting fees as we continue to expand our research and development program for human health applications of our technology.

Research and Development Expenses

	Three Months Ended March 31,
	2010	2009	Change	%
	(in thousands, except % values)
Share-based compensation	$2	$23	$(21)	(91.3)%
Other research and development	564	518	46	8.8%
Total research and development	$566	$541	$25	4.6%

•
Share-based compensation consists primarily of the amortized portion of Black-Scholes value of options and warrants granted to research and development consultants and employees.   Additionally, for the three months ended March 31, 2009, it also consisted of the amount of our short-term incentive plan for the year ended June 30, 2009.

•
Other research and development costs increased primarily due to an increase in the costs incurred in connection with our development of SNS01 for multiple myeloma due to the timing of certain aspects of the development and the cost of the research performed at the University of Waterloo as a result of a negative exchange rate variance during the three months ended March 31, 2010.

The breakdown of our research and development expenses between our agricultural and human health research programs is as follows:

	Three Months Ended March 31,
	2010	%	2009	%
	(in thousands, except % values)
Agricultural	$138	24%	$146	27%
Human health	428	76%	395	73%
Total research and development	$566	100%	$541	100%

•	Agricultural research expenses decreased during the three month period ended March 31, 2010 primarily due to a decrease in the amount of share- based compensation.

•	Human health research expenses increased during the three month period ended March 31, 2010 primarily as a result of the timing of certain aspects of the development of SNS01 for multiple myeloma.

We expect the percentage of human health research programs to continue to increase as a percentage of the total research and development expenses as we continue our current research projects and begin new human health initiatives, in particular as they relate to the potential clinical development of SNS01.

Other noncash income

On July 1, 2009, we adopted FASB ASC 815.40  and recorded a warrant liability in the amount of $3,200,108 on such date.  At each reporting period, we are required to revalue the amount of the warrant liability.  On December 31, 2009, the amount of the warrant liability was adjusted to $860,767.  On March 31, 2010, the amount of the warrant liability was adjusted to $1,388,333. The difference between December 31, 2009 and March 31, 2010 of $527,566 was recorded as other noncash loss.

Amortization of debt discount, financing costs and interest expense and loss on extinguishment of debt

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

The increase in the amortization of the debt discount is primarily due to convertible notes in the amount of $1,161,900 being converted into common stock and convertible notes in the amount of $1,835,640 being redeemed during the three month period ended March 31, 2010.  The unamortized portion of such notes was amortized to interest expense.

As a result of the redemption of convertible notes in the amount of $1,835,640, we recorded a loss on extinguishment of debt in the amount of $275,345.

None of the convertible notes were converted into common stock or redeemed during the three month period ended March 31, 2009.

At March 31, 2010 and May 17, 2010, convertible notes in the amount of $5,000,000 were outstanding, which are held by certain members of our board of directors.

Interest (Expense) Income, net

During the three month period ended March 31, 2010, we incurred interest in connection with a loan facility entered into in February 2010.  Furthermore, interest income during the three month period ended March 31, 2010 was lower than interest income during the three month period ended March 31, 2009 as a result of a lower cash balance.

Nine Months Ended March 31, 2010 and Nine Months Ended March 31, 2009

The net loss for the nine month period ended March 31, 2010 was $7,177,196.  The net loss for the nine month period ended March 31, 2009 was $4,137,224.  Such a change represents an increase in net loss of $3,039,972, or 73.5%.  This increase in net loss was primarily the result of an increase in non-cash expenses associated with the outstanding and redeemed convertible notes, which was partially offset by a change in fair value of a warrant liability

Revenue

Total revenue of $140,000 and $275,000 for the nine month periods ended March 31, 2010 and 2009, respectively, consisted of milestone payments in connection with certain agricultural license agreements.

We anticipate that we will continue to receive milestone payments in connection with our current agricultural development and license agreements.  Additionally, we anticipate that we will receive royalty payments from our license agreements when our partners commercialize their crops containing our technology.  However, it is difficult for us to determine our future revenue expectations because we are a development stage biotechnology company with no history of receiving development milestone payments and royalties.  As such, the timing and outcome of our experiments, the timing of signing new partners and the timing of our partners moving through the development process into commercialization is difficult to accurately predict.

Operating Expenses

	Nine Months Ended March 31,
	2010	2009	Change	%
	(in thousands, except % values)
General and administrative	$1,735	$1,711	$24	1.4%
Research and development	1,523	1,624	(101)	(6.2)%
Total operating expenses	$3,258	$3,335	$(77)	(2.3)%

We expect operating expenses to increase over the next twelve months as we anticipate that research and development expenses will increase as we continue to expand our research and development activities as they relate to the potential clinical development of SNS01.

General and Administrative Expenses

	Nine Months Ended March 31,
	2010	2009	Change	%
	(in thousands, except % values)
Share-based compensation	$324	$323	$1	0.3%
Payroll and benefits	542	522	20	3.8%
Investor relations	125	200	(75)	(37.5)%
Professional fees	384	349	35	10.0%
Depreciation and amortization	93	81	12	14.8%
Director fees	62	58	4	6.9%
Other general and administrative	205	178	27	15.2%
Total general and administrative	$1,735	$1,711	$24	1.4%

•
Share-based compensation for the nine months ended March 31, 2010 consisted primarily of the amortized portion of the Black-Scholes value of options granted to directors, employees and consultants and the value of 154,184 shares of common stock issued to consultants.  Share based compensation for the nine months ended March 31, 2009 consisted primarily of the amortized portion of the Black-Scholes value of options granted to directors, employees and consultants and the amount of our short-term incentive program for the year ended June 30, 2009.    During the nine month periods ended March 31, 2010 and 2009, there were 1,748,399 and 849,420 options granted, respectively.

•	Payroll and benefits increased primarily due to the severance agreement with our former Vice-President of Corporate Development.

•
Investor relations decreased primarily because we have not yet incurred the costs of holding our annual meeting for the current year.  Our annual meeting was held in December 2008 in the previous year and incurred such costs during the nine month period ended March 31, 2009. Additionally, there was a reduction in the amount of fees being paid to our previous investor relations firm beginning on December 1, 2009.

•
Professional fees increased primarily due to legal fees in connection with our redemption of the YA Global convertible notes, the purchase of the Stanford convertible notes and warrants by certain of our board members and the execution of the severance agreements with our former President and CEO and Vice-President of Corporate Development.  Such increase was partially offset by a decrease in accounting fees.

We expect general and administrative expenses to modestly increase over the next twelve months primarily due to an increase in payroll and benefits and legal and accounting fees as we continue to expand our research and development program for human health applications of our technology.

Research and Development Expenses

	Nine Months Ended March 31,
	2010	2009	Change	%
	(in thousands, except % values)
Share-based compensation	$2	$35	$(33)	(94.3)%
Other research and development	1,521	1,589	(68)	(4.3)%
Total research and development	$1,523	$1,624	$(101)	(6.2)%

•
Share-based compensation consists primarily of the amortized portion of Black-Scholes value of options and warrants granted to research and development consultants and employees.   Additionally, for the three months ended March 31, 2009, it also consisted of the amount of our short-term incentive plan for the year ended June 30, 2009.

•
Other research and development costs decreased primarily due to a decrease in the costs incurred in connection with our development of SNS01 for multiple myeloma due to the timing of certain aspects of the development and the cost of the research performed at the University of Waterloo as a result of a decrease in the annual budget that began on September 1, 2009.

The breakdown of our research and development expenses between our agricultural and human health research programs is as follows:

	Nine Months Ended March 31,
	2010	%	2009	%
	(in thousands, except % values)
Agricultural	$404	27%	$457	28%
Human health	1,119	73%	1,167	72%
Total research and development	$1,523	100%	$1,624	100%

•
Agricultural research expenses decreased during the nine month period ended March 31, 2010 primarily due to a decrease in the cost of the research performed at the University of Waterloo as a result of a decrease in the annual budget beginning on September 1, 2009 .

•
Human health research expenses decreased during the nine month period ended March 31, 2010 primarily as a result of the timing of certain projects related to the development of SNS01 for multiple myeloma.

We expect the percentage of human health research programs to continue to increase as a percentage of the total research and development expenses as we continue our current research projects and begin new human health initiatives, in particular as they relate to the potential clinical development of SNS01.

Other noncash income

On July 1, 2009, we adopted FASB ASC 815.40  and recorded a warrant liability in the amount of $3,200,108 on such date.  At each reporting period, we are required to revalue the amount of the warrant liability.  On March 31, 2010, the amount of the warrant liability was adjusted to $1,388,333 and the difference of $1,811,775 was recorded as other noncash income.

Amortization of debt discount, financing costs and interest expense and loss on extinguishment of debt

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

The increase in the amortization of the debt discount is primarily due to convertible notes in the amount of $2,619,360 being converted into common stock and convertible notes in the amount of $1,835,640 being redeemed during the nine month period ended March 31, 2010.  The unamortized portion of such notes was amortized to interest expense.  None of the convertible notes were converted into common stock during the nine month period ended March 31, 2009.

As a result of the redemption of the convertible notes in the amount of $1,835,640, we recorded a loss on extinguishment of debt in the amount of $275,345.  Additionally, in July 2009 we issued common stock and warrants, valued at $261,532, to Cato Holding Company in exchange for debt that was owed by us to its affiliate, Cato Research Ltd., in the amount of $175,000.  As a result of that transaction, we recorded a loss on extinguishment of debt in the amount of $86,532.

At March 31, 2010, there were $5,000,000 of convertible notes outstanding held by certain members of our board of directors.

Interest (Expense) Income, net

During the nine month period ended March 31, 2010, we incurred interest in connection with a loan facility entered into in February 2010.  Furthermore, interest income during the nine month period ended March 31, 2010 was lower than interest income during the nine month period ended March 31, 2009 as a result of a lower interest rates and a lower cash balance.

Period From Inception on July 1, 1998 through March 31, 2010

From inception of operations on July 1, 1998 through March 31, 2010, we have had revenues of $1,590,000, which consisted of the initial license fees and milestone payments in connection with our various development and license agreements.  We do not expect to generate significant revenues for several years, if ever, during which time we will continue to engage in significant research and development efforts.

We have incurred losses each year since inception and have an accumulated deficit of$38,395,328 at March 31, 2010.  We expect to continue to incur losses as a result of expenditures on research and development and administrative activities.

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

The principal executive officer and principal financial officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010.  Based on this evaluation, they have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

(b)           Changes in internal controls.

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine month period ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We are a development stage biotechnology company with a limited operating history and limited assets and capital.  We have incurred losses each year since inception and had an accumulated deficit of $38,395,328 at March 31, 2010. We have generated minimal revenues by licensing our technology for certain crops to companies willing to share in our development costs. In addition, our technology may not be ready for commercialization for several years. We expect to continue to incur losses for the next several years because we anticipate that our expenditures on research and development, and administrative activities will significantly exceed our revenues during that period. We cannot predict when, if ever, we will become profitable.

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

In addition, the financing with Stanford Venture Capital Holdings, Inc., referred to herein as Stanford, are secured by all of our assets.  Certain members of our board of directors have acquired all of the convertible notes issued to Stanford.  If we default under the convertible notes, the investors may foreclose on our assets and our business.  As a result, we will need to obtain more funding in the future through collaborations or other arrangements with research institutions and corporate partners, or public and private offerings of our securities, including debt or equity financing.  We may not be able to obtain adequate funds for our operations from these sources when needed or on acceptable terms. Future collaborations or similar arrangements may require us to license valuable intellectual property to, or to share substantial economic benefits with, our collaborators.  If we raise additional capital by issuing additional equity or securities convertible into equity, our stockholders may experience dilution and our share price may decline.  Any debt financing may result in restrictions on our spending.

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

We believe that at the projected rate of spending and with the proceeds we received from a private placement of convertible preferred stock and warrants on April 1, 2010, we should have sufficient cash to maintain our present operations for at least the next twelve (12) months.

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

Our primary business is the development and licensing of technology to identify, isolate, characterize and promote or silence genes which control the death of cells in humans and plants. Our future revenue and profitability critically depend upon our ability, or our licensees ability, to successfully develop apoptosis and senescence gene technology and later license or market such technology.  We have conducted experiments on certain crops with favorable results and have conducted certain preliminary cell-line and animal experiments, which have provided us with data upon which we have designed additional research programs. However, we cannot give any assurance that our technology will be commercially successful or economically viable for any crops or human health applications.

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

We rely on third parties to perform all of our research and development activities.  Our research and development efforts take place at the University of Waterloo in Ontario, Canada, where our technology was discovered, at the Mayo Clinic and with our commercial partners.  At this time, we do not have the internal capabilities to perform our research and development activities. Accordingly, the failure of third-party research partners to perform under agreements entered into with us, or our failure to renew important research agreements with these third parties, may delay or curtail our research and development efforts.

We have significant future capital needs and may be unable to raise capital when needed, which could force us to delay or reduce our research and development efforts.

As of March 31, 2010, we had cash of $39,707 and a working capital deficit of $2,816,931.  On April 1, 2010, we received net proceeds of approximately $9,600,000 from the private placement of convertible preferred stock and warrants.  Using our available reserves as of March 31, 2010 and the net proceeds from the private placement of convertible preferred stock and warrants, we believe that we can operate according to our current business plan for at least the next twelve(12) months.  To date, we have generated minimal revenues and anticipate that our operating costs will exceed any revenues generated over the next several years.  Therefore, we will be required to raise additional capital in the future in order to operate in accordance with our current business plan, and this funding may not be available on favorable terms, if at all.  If we are unable to raise additional funds, we will need to do one or more of the following:

•	delay, scale back or eliminate some or all of our research and development programs;

•	provide a license to third parties to develop and commercialize our technology that we would otherwise seek to develop and commercialize ourselves;

•	seek strategic alliances or business combinations;

•	attempt to sell our company;

•	cease operations; or

•	declare bankruptcy.

In addition, in connection with any funding, if we need to issue more equity securities than our certificate of incorporation currently authorizes, or more than 20% of the shares of our common stock outstanding, we may need stockholder approval.  If stockholder approval is not obtained or if adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets.  Investors may experience dilution in their investment from future offerings of our common stock.  For example, if we raise additional capital by issuing equity securities, such an issuance would reduce the percentage ownership of existing stockholders.  In addition, assuming the exercise of all options and warrants outstanding and the conversion of the notes into common stock, as of March 31, 2010, we had 34,587,552 shares of common stock authorized but unissued and unreserved, which may be issued from time to time by our board of directors without stockholder approval.  On April 1, 2010, we closed on a private placement of convertible preferred stock and warrants.  After giving effect for this private placement, there were no unreserved shares remaining for future issuance.  We have asked our shareholders to approve this financing and to increase our authorized shares of common stock from 120,000,000 to 250,000,000.  If the shareholders do not approve this increase in authorized shares of common stock, we will not have any shares available for future financings.  Furthermore, we may need to issue securities that have rights, preferences and privileges senior to our common stock.  Failure to obtain financing on acceptable terms would have a material adverse effect on our liquidity.

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

As of March 31, 2010, we have been issued twenty two (22) patents by the PTO and thirty-nine (39) patents from foreign countries.  We have also filed numerous patent applications for our technology in the United States and in several foreign countries, which technology is vital to our primary business, as well as several Continuations in Part on these patent applications.  Our success depends in part upon the grant of patents from our pending patent applications.

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

Our success depends upon know-how, unpatentable trade secrets, and the skills, knowledge and experience of our scientific and technical personnel.  As a result, all employees agreed to a confidentiality provision in their employment agreement  that prohibits the disclosure of confidential information to anyone outside of our company, during the term of employment and for 5 years thereafter.  We also require all employees to disclose and assign to us the rights to their ideas, developments, discoveries and inventions.  We also attempt to enter into similar agreements with our consultants, advisors and research collaborators.  We cannot assure you that adequate protection for our trade secrets, know-how or other proprietary information against unauthorized use or disclosure will be available.

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

We are highly dependent on our scientific advisors, consultants and third-party research partners.  Our success will also depend in part on the continued service of our key employees and our ability to identify, hire and retain additional qualified personnel in an intensely competitive market.  Although we have a research agreement with Dr. John Thompson, this agreement may be terminated upon short or no notice.  Additionally, we do not have employment agreements with our key employees.  We do not maintain key person life insurance on any member of management.  The failure to attract and retain key personnel could limit our growth and hinder our research and development efforts.

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

As of March 31, 2010, our executive officers, directors and affiliated entities together beneficially own approximately 41.6% of the outstanding shares of our common stock, assuming the exercise of options and warrants which are currently exercisable or will become exercisable within 60 days of March 31, 2010, held by these stockholders.  As a result, these stockholders, acting together, will be able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders.  Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.  Stanford is one such major stockholder of Senesco.

In February 2009, the SEC filed a civil lawsuit accusing certain executives of Stanford of fraud and Stanford’s assets were subsequently placed in receivership.  It is unclear at this point, what impact, if any, the ongoing investigation of Stanford may have on us.

A significant portion of our total outstanding shares of common stock may be sold in the market in the near future, which could cause the market price of our common stock to drop significantly.

As of March 31, 2010, we had 33,584,121 shares of our common stock issued and outstanding, of which approximately 1,986,306 shares are registered pursuant to a registration statement on Form S-3 and 31,597,815 of which are either eligible to be sold under SEC Rule 144 or are in the public float.  In addition, we have registered 2,632,194 shares of our common stock underlying warrants previously issued on the Form S-3 registration statement and we registered 6,137,200 shares of our common stock underlying options granted or to be granted under our stock option plan.  Consequently, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, may have a material adverse effect on our stock price.

Our common stock has a limited trading market, which could limit your ability to resell your shares of common stock at or above your purchase price.

Our common stock is quoted on the NYSE Amex Exchange and currently has a limited trading market.  The NYSE Amex Exchange requires us to meet minimum financial requirements in order to maintain our listing.  Currently, we do not meet the continued listing requirements of the NYSE Amex Exchange.  As we do not meet the continued listing standards, we could be delisted.  We cannot assure you that an active trading market will develop or, if developed, will be maintained.  As a result, our stockholders may find it difficult to dispose of shares of our common stock and, as a result, may suffer a loss of all or a substantial portion of their investment.

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

For example, during the quarter ended March 31, 2010, our common stock traded between $0.25 per share and $0.51 per share.

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

Our stockholders may experience substantial dilution as a result of the conversion of outstanding convertible debentures, the conversion of preferred stock, the exercise of options and warrants to purchase our common stock, or due to anti-dilution provisions relating to any on the foregoing.

As of March 31, 2010, we have outstanding warrants to purchase 19,130,793 shares of our common stock.  In addition, as of March 31, 2010, we have reserved 10,212,884 shares of our common stock for issuance upon the exercise of options granted or available to be granted pursuant to our stock option plan, all of which may be granted in the future.  The exercise of these options and warrants will result in dilution to our existing stockholders and could have a material adverse effect on our stock price. In addition, any shares issued in connection with the Stanford financing and recent private placement of convertible preferred stock, as further discussed elsewhere in this Form 10-Q, can also have a dilutive effect and a possible material adverse effect on our stock price.  The conversion price of certain warrants are also subject to certain anti-dilution adjustments.  The agreement with Stanford, which is now held by certain members of our board of directors, provides for the potential issuance of up to a total of 31,888,888 shares of our common stock, of which 8,333,333 shares are included in outstanding warrants noted above.  We may also need to issue additional shares as a result of anti-dilution provisions related to the convertible preferred stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Private Placement of Convertible Preferred Stock and Warrants

Preferred Stock

On March 26, 2010, we entered into two Purchase Agreements, also referred to herein as the Non-Affiliate Purchase Agreements, between us and certain non-affiliated investors who are a party thereto, also referred to herein as the Non-Affiliated Investors.  On March 26, 2010, we also entered into a third Purchase Agreement, also referred to herein as the Affiliate Purchase Agreement, between us and certain affiliated investors.  Collectively the Non-Affiliate Purchase Agreements and Affiliate Purchase Agreement shall be referred to herein as the “Purchase Agreements” and collectively the Non-Affiliated Investors and Affiliated Investors shall be referred to herein as the “Investors”.  The respective Purchase Agreements contain substantially similar terms.  It is anticipated that the offering will bring gross proceeds to us in the amount of approximately $11,497,000 and net proceeds to us in the amount of approximately $10,800,000.  On April 1, 2010, we closed on the aggregate gross proceeds of $10,297,000.  The remaining $1,200,000 of gross proceeds cannot be closed upon until we receive stockholder approval for the transaction.

Pursuant to the Non-Affiliate Purchase Agreements, on April 1, 2010, we closed and issued to the Non-Affiliated Purchasers, in a private placement, an aggregate of 10,297 shares of our 10% Series A Convertible Preferred Stock, par value $0.01 per share, also referred to herein as the Series A Preferred Stock, initially convertible into approximately 32,178,125 shares of our common stock, also referred to herein as the Common Stock, and (ii) immediately exercisable warrants to purchase up to approximately 32,178,125 shares of Common Stock for an aggregate gross proceeds of $10,297,000.

Pursuant to the Affiliate Purchase Agreement, we agreed to issue to the Affiliate Purchasers, in a private placement, an aggregate of approximately 1,200 shares of our 10% Series B Convertible Preferred Stock, par value $0.01 per share, also referred to herein as the Series B Preferred Stock, initially convertible into approximately 3,750,000 shares of our common stock, and (ii) immediately exercisable warrants to purchase up to approximately 3,750,000 shares of Common Stock for an aggregate offering price of approximately $1,200,000.  The Series B Preferred Stock will only be issued after we receive stockholder approval.  Collectively, the Series A Preferred Stock and Series B Preferred Stock shall be referred to herein as the “Preferred Stock”.

Each share of Preferred Stock has a stated value of $1,000, also referred to herein as the Stated Value. Each holder of shares of Preferred Stock is entitled to receive semi-annually dividends at the rate of 10% per annum of the Stated Value for each share of Preferred Stock held by such holder. Except in limited circumstances, we can elect to pay the dividends in cash or shares of Common Stock.  If the dividends are paid in shares of Common Stock, such shares will be priced at the lower of 90% of the average VWAP for the 20 days immediately preceding the payment date or $0.224.  The dividends are subject to a 30% make whole provision.

The shares of Preferred Stock are convertible into shares of Common Stock at an initial conversion price of $0.32 per share and are convertible at any time, provided that the conversion of shares of Series A Preferred Stock into shares of Common Stock is subject to a 19.99% blocker provision, which provision will expire if the stockholders approve the offering at the Stockholders’ Meeting.  The conversion price is subject to adjustment if we sell or grant any common stock or common stock equivalents, subject to certain exclusions, at an effective price per share that is lower than the conversion price of the Preferred Stock.  After 18 months from the date of issuance of the Preferred Stock, if our Common Stock trades above $0.80 for 20 out of 30 consecutive trading days, the Preferred Stock will no longer be subject to adjustment.

We may force conversion of the Preferred Stock if our Common Stock trades above $0.80 for 20 out of 30 consecutive trading days and there is an effective registration statement for the underlying Common Stock or such underlying Common Stock is freely tradable under rule 144.

In connection with the offering, we have agreed to solicit shareholder approval of (i) the ability of the Investors to convert the Securities into common stock, which in the aggregate exceed 20% of our currently outstanding shares of common stock and (ii) the issuance of the Securities to the Affiliated Investors pursuant to the terms and conditions of the Affiliate Purchase Agreement at a stockholders’ meeting to be held on May 25, 2010, also referred to herein as the Stockholders’ Meeting.

We anticipate that we will close on the offering with the Affiliate Purchasers as soon as reasonably possible after the receipt of stockholder approval at the Shareholders’ Meeting.

Warrants

Pursuant to the Purchase Agreements, we delivered a Series A Warrant to the Non-Affiliate Investors and will deliver, upon shareholder approval, a Series B Warrant to the Affiliate Investors, also referred to herein as the Warrants.  Each Warrant has an initial exercise price of $0.35 per share of Common Stock. The Warrants are immediately exercisable and have a five year term. The Series A Warrants are subject to a 19.99% blocker provision to comply with NYSE Amex Rules, which provisions will expire if the stockholders approve the offering at the Stockholders’ Meeting. The Series B Warrants do not contain a blocker, as they will be issued only after we receive stockholder approval to issue such warrants.  The Series A Warrants also contain an provision which limits the holders beneficial ownership to a maximum of 4.99% (which percentage may be increased to 9.99% upon 60 days notice to us).

Registration Rights Agreement

We also entered into a Registration Rights Agreement by and among us and the Non-Affiliate Investors only, also referred to herein as the Registration Rights Agreement.  The Affiliate Investors are not a party to the Registration Rights Agreement.  Pursuant to the Registration Rights Agreement, we agreed to file a registration statement, also referred to herein as the Registration Statement, with the Securities and Exchange Commission within, except for certain limited exceptions, 30 days of closing the offering, also referred to herein as the Filing Deadline, to register the shares of Common Stock issuable upon conversion or exercise of the shares of Series A Preferred Stock and the Warrants, as the case may be, also referred to herein collectively, as the Underlying Shares. In the event we did not file the Registration Statement on or before the Filing Deadline, we would have been required to pay liquidated damages in an amount equal to 1% of the aggregate amount purchase price paid by the holder for any unregistered securities then held by such Investor up to a maximum of 3%. We filed such registration statement on April 23, 2010.  We must file additional registration statements until all of the securities may be sold pursuant to an effective registration statement or the securities become eligible for sale under Rule 144 of the Securities Act of 1933, as amended.

Placement Agent Warrants

In connection with the Non-Affiliate Purchase Agreement and as partial compensation for its placement agent services related to such Non-Affiliate Purchase Agreement, we issued to Ladenburg Thalmann & Co. (which acted as exclusive placement agent for a portion of the offering represented by such Non-Affiliate Purchase Agreement) a warrant initially exercisable to purchase up to approximately 929,688 shares of Common Stock at an exercise price of $0.35 per share of Common Stock.

Additional Warrant

We also issued a warrant initially exercisable to purchase up to approximately 150,000 shares of Common Stock at an exercise price of $0.35 per share of Common Stock to Midtown Partners & Co. LLC as part of a tail coverage fee in connection with the offering.

We expect to use the net proceeds from the offering for general corporate purposes.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	[RESERVED]

Item 5.	Other Information

None

Item 6.	Exhibits.

Exhibits.

Exhibit No.	Description
3.1	Certificate of Designations to the Company’s Certificate of Incorporation (Series A) (Filed as exhibit 3.1 to Form 8-K filed on March 29, 2010)
3.2	Certificate of Designations to the Company’s Certificate of Incorporation (Series B) (Filed as exhibit 3.2 to Form 8-K filed on March 29, 2010)
4.1	Form of Series A Common Stock Purchase Warrant (Filed as exhibit 4.1 to Form 8-K filed on March 29, 2010)
4.2	Form of Series B Common Stock Purchase Warrant (Filed as exhibit 4.2 to Form 8-K filed on March 29, 2010)
10.1	Credit Agreement dated as of February 17, 2010 by and between Senesco Technologies, Inc. and JMP Securities (filed herewith)
10.2	Letter Agreement dated as of March 3, 2010 by and between the Company and YA Global Investments L.P. (Filed as exhibit 10.1 to Form 8-K filed on March 4, 2010
10.3	Letter dated as of March 4, 2010 sent to the Company by certain of its insiders relating to the conversion of convertible debentures (Filed as exhibit 10.1 to Form 8-K filed on March 5, 2010)
10.4	Registration Rights Agreement dated March 26, 2010 by and between the Company and certain investors (Filed as exhibit 10.1 to Form 8-K filed on March 29, 2010)
10.5	Securities Purchase Agreement dated March 26, 2010 by and between the Company and certain investors (Non-Affiliates) (Filed as exhibit 10.2 to Form 8-K filed on March 29, 2010)
10.6	Securities Purchase Agreement dated March 26, 2010 by and between the Company and certain investors (Non-Affiliates) (Filed as exhibit 10.3 to Form 8-K filed on March 29, 2010)
10.7	Securities Purchase Agreement dated March 26, 2010 by and between the Company and certain investors thereto (Affiliates) (Filed as exhibit 10.4 to Form 8-K filed on March 29, 2010)

Exhibit No.	Description
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350. (furnished herewith)
32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350. (furnished herewith)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENESCO TECHNOLOGIES, INC.

DATE: May 17, 2010	By:	/s/ Jack Van Hulst
Jack Van Hulst, President
and Chief Executive Officer
(Principal Executive Officer)

DATE: May 17, 2010	By:	/s/ Joel Brooks
Joel Brooks, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)