Form 10-K
period 2010-06-30
SENESCO TECHNOLOGIES INC
filed 2010-09-28
CIK 1035354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 (Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2010

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

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 31, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $7,253,840, based on the closing sales price as reported on the NYSE Amex on that date.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of September 26, 2010:

Class	Number of Shares

Common Stock, $0.01 par value	63,596,073
Preferred Stock, $0.01 par value	6,191

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

Certain preclinical human health results to date include:

•
Performing efficacy, toxicological and dose-finding studies in mice for our potential multiple myeloma drug candidate, SNS-01-T.  SNS-01-T is a nano-encapsulated combination therapy of Factor 5A and an siRNA against Factor 5A.  Our efficacy study in severe combined immune-deficient (“SCID”) mice with subcutaneous human multiple myeloma tumors tested SNS-01-T dosages ranging from 0.15 mg/kg to 1.5 mg/kg.  In these studies, mice treated with a dose of either 0.75 mg/kg or 1.5 mg/kg both showed a 91% reduction in tumor volume and a decrease in tumor weight of 87% and 95%, respectively.  For mice that received smaller doses of either 0.38 mg/kg or 0.15 mg/kg, there was also a reduction in tumor volume (73% and 61%, respectively) and weight (74% and 36%, respectively).  All of the treated mice, regardless of dose, survived.  This therapeutic dose range study provided the basis for an 8-day maximum tolerated dose study in which normal mice received two intravenous doses of increasing amounts of SNS-01-T (from 2.2 mg/kg).  Body weight, organ weight and serum levels of liver enzymes were used as clinical indices to assess toxicity.  A dose between 2.2 mg/kg and 2.9 mg/kg was well tolerated with respect to these clinical indices, and the survival rate at 2.9 mg/kg was 80%.  Those mice receiving above 2.9 mg/kg of SNS-01-T showed evidence of morbidity and up to 80% mortality.  The 2.9 mg/kg threshold, twice the upper end of the proposed therapeutic dose range, was therefore determined to be the maximum tolerated dose in mice;

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

•
Increased the survival, while maintaining functionality, of mouse pancreatic islet cells isolated for transplantation, using intraperitoneal administration of our technology.  Initial animal studies have shown that our technology administered prior to harvesting beta islet cells from a mouse, has a significant impact not only on the survival of the beta islet cells, but also on the retention of the cells’ functionality when compared to the untreated beta islet cells.  Additional studies have shown that the treated beta islet cells survive a pro-inflammatory cytokine challenge, while maintaining their functionality with respect to insulin production.  These further studies also revealed Factor-5A’s involvement in the modulation of inducible nitric oxide synthase (iNOS), an important indicator of inflammation; and

•
Increased the survival rate of mice in a lethal challenge sepsis model.  Additionally, a broad spectrum of systemic pro-inflammatory cytokines were down-regulated, while not effecting the anti-inflammatory cytokine IL-10.

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

Inhibiting Apoptosis

Our preclinical studies indicate that down-regulation of our proprietary Factor 5A gene may have potential application as a means for controlling the effects of a broad range of diseases that are attributable to premature cell death, ischemia, or inflammation. Such inflammatory diseases include glaucoma, heart disease, and other certain inflammatory diseases such as Crohn’s disease, sepsis and diabetic retinopathy.  We have performed preclinical research of certain inflammatory diseases. Using small inhibitory RNA’s, or siRNA’s, against Factor 5A to inhibit its expression, the results of our studies have indicated a reduction in pro-inflammatory cytokine formation and the formation of receptors for LPS, interferon-gamma and TNF-alpha.  Our studies have also indicated that by inhibiting Factor 5A, iNOS, MAPK, NFkB, JAK1 and ICAM are downregulated, which decreases the inflammatory cytokines formed through these pathways. Additionally, a mouse study has indicated that our siRNA is comparable to a steroid and to a prescription anti-TNF drug in its ability to reduce cytokine response to LPS.  Other mouse studies have also indicated that the siRNA against Factor 5A (i) protects thymocyte cells from apoptosis and decreases formation of MPO, TNF-a, MIP-1alpha, and IL-1 in the lungs of mice challenged with LPS and (ii) increases the survival rate in which sepsis was induced by a lethal injection of LPS and (iii) reduces blood serum levels of inflammatory proteins, such as IL-1, IL-2, IL-6, IL-12, TNF-a, IFNg and MIP-1alpha, while not effecting IL-10, an anti-inflammatory cytokine.  Other experiments utilizing siRNA to Factor 5A include inhibition of or apoptosis during the processing of mouse pancreatic beta islet cells for transplantation, and the inhibition of early inflammatory changes associated with type-1 diabetes in an in-vivo rat model.

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

Human Health Research Program

Our human health research program, which has consisted of pre-clinical in-vitro and in-vivo experiments designed to assess the role and method of action of the Factor 5A genes in human diseases, is being performed by approximately nine (9) third party researchers, at our direction, at Mayo Clinic, our contract research organization (Cato Research) and the University of Waterloo.  Additionally, we outsource certain projects, such as our pivotal toxicity studies, to other third party research organizations.

Our research and development expenses incurred on human health applications were approximately 79% of our total research and development expenses for the year ended June 30, 2010.  Our research and development expenses incurred on human health applications were approximately 74% of our total research and development expenses for the year ended June 30, 2009.  Our research and development expenses incurred on human health applications were approximately 56% of our total research and development expenses for the year ended June 30, 2008.  Since inception, the proportion of our research and development expenses on human health applications has increased, as compared to our research and development expenses on agricultural applications.  This change is primarily due to the fact that our research focus on human health has increased and some of our research costs for plant applications have shifted to our license partners.

Our planned future research and development initiatives for human health include:

•
Multiple Myeloma.  Our objective is to advance our technology for the potential treatment of multiple myeloma with the goal of initiating a clinical trial.  In connection with the potential clinical trial, we have engaged a clinical research organization, or CRO, to assist us through the process.  We have also determined the delivery system for our technology, contracted for the supply of pharmaceutical grade materials to be used in toxicology and human studies, performed certain toxicology studies, and have contracted with a third party laboratory to conduct additional toxicology studies.  Together with the assistance of our CRO, we will have additional toxicology studies performed with the goal of filing an investigational new drug application, or IND application, with the U.S. Food and Drug Administration, or FDA, for their review and consideration in order to initiate a clinical trial.  We estimate that it will take approximately six (6) months from June 30, 2010 to complete these objectives.

•	Other. We may continue to look at other disease states in order to determine the role of Factor 5A.

In order to pursue the above research initiatives, as well as other research initiatives that may arise, we completed a private placement of convertible preferred stock and warrants on April 1, 2010 and June 2, 2010.  However, it may be necessary for us to raise a significant amount of additional working capital in the future.  If we are unable to raise the necessary funds, we may be required to significantly curtail the future development of some of our research initiatives and we will be unable to pursue other possible research initiatives.

We may further expand our research and development program beyond the initiatives listed above to include other research centers.

Human Health Suppliers

The materials for our SNT-01T therapeutic for multiple myeloma consists of three parts: Factor 5A plasmid, siRNA against Factor 5A, and a nano-particle.  We have entered into supply agreements for the components as follows:

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

We do not currently have any commercialized products, and therefore, it is difficult to assess our competitive position in the market.  However, we believe that if we are able to develop and commercialize a product or products under our patents to our Factor 5A platform technology, we will have a competitive position in the markets in which we will operate.

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

We have ongoing field trials of certain trees and bananas with our respective partners.  The initial field trials conducted with ArborGen over a five year period in certain species of trees have concluded and the trees have been harvested for wood quality assessment.  Preliminary data from our joint field trials show significantly enhanced growth rates in some of the trees relative to controls.  Selected trees from the field trials were harvested and their wood chemistry and density was assessed.  There were no differences in key economic characteristics of wood, such as lignin, cellulose and specific gravity, between the trees with the enhanced growth attributes and untreated control trees, which indicates that the faster growth does not result in lower wood quality.  Additional field trials for enhanced growth rates and other traits are currently being performed with ArborGen.

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

Agricultural Target Markets

In order to address the complexities associated with marketing and distribution in the worldwide market, we have adopted a multi-faceted commercialization strategy, in which we have entered into and plan to enter into, as the opportunities present themselves, additional licensing agreements or other strategic relationships with a variety of companies or other entities on a crop-by-crop basis.  We anticipate revenues from these relationships in the form of licensing fees, royalties, usage fees, or the sharing of gross profits.  In addition, we anticipate payments from certain of our partners upon their achievement of certain research and development benchmarks.  This commercialization strategy allows us to generate revenue at various stages of product development, while ensuring that our technology is incorporated into a wide variety of crops.  Our optimal partners combine the technological expertise to incorporate our technology into their product line along with the ability to successfully market the enhanced final product, thereby eliminating the need for us to develop and maintain a sales force.

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

Agricultural Development and License Agreements

Through June 30, 2010, we have entered into eight (8) license agreements and one (1) joint collaboration with established agricultural biotechnology companies and an established ethanol company.

On August 6, 2007, we entered into a license agreement with Monsanto Company for the development and commercialization of corn and soy.  Under the terms of the agreement, we received an upfront payment, are entitled to royalty payments in the low single digits and potential milestone payments upon achievement of certain development milestones.  The agreement contains standard termination provisions, and the term of the agreement runs until the expiration of the patents licensed under the agreement (2019 in the United States and 2025 outside the United States).

On December 21, 2006, we entered into a license agreement with Arborgen, LLC regarding the growth and development of trees (other than edible fruit and nut production).  Under the terms of the agreement, we received three fixed payments and are entitled to royalty payments in the mid single digits.  The agreement contains standard termination provisions, and the term of the agreement runs until the expiration of the patents licensed under the agreement (2019 in the United States and 2025 outside the United States).

On March 8, 2004, we entered into a development and license agreement with The Scotts Company for the development and commercialization of garden plants, potted plants and turf grass (excluding forage grasses).  Under the terms of the agreement, we are entitled to certain benchmark payments upon various anniversaries of the date of execution as well as upon achievement of certain commercial milestones.  We are also entitled to royalty payments in the low to mid single digits.  The agreement contains standard termination provisions, and the term of the agreement runs until the expiration of the patents licenses under the agreement (2019 in the United States and 2024 outside of the United States).

On July 17, 2007, we entered into a license agreement with Bayer CropScience AG for the development and commercialization of rice.  Under the terms of the agreement, we are entitled to royalty payments of a dollar value per unit and potential milestone payments upon the achievement of certain development milestones.  The agreement contains standard termination provisions, and the term of the agreement runs until the expiration of the patents licensed under the agreement (2019 in the United States and 2025 outside the United States).

On August 30, 2007, we entered into a license agreement with Bayer CropScience AG for the development and commercialization of cotton.  Under the terms of the agreement, we are entitled to royalty payments in the low to mid single digits and potential milestone payments upon the achievement of certain development milestones.  The agreement contains standard termination provisions, and the term of the agreement runs until the expiration of the patents licensed under the agreement (2019 in the United States and 2025 outside the United States).

On November 8, 2006, we entered into a license agreement with Bayer CropScience GmbH for the development and commercialization of Brassica.  Under the terms of the agreement, we are entitled to receive potential milestone payments upon the achievement of certain development and commercialization milestones and a share of Bayer’s income related to our license.  The agreement contains standard termination provisions, and the term of the agreement runs until the expiration of the patents licensed under the agreement (2019 in the United States and 2024 outside the United States).

On October 14, 2004, we entered into a development and license agreement with Broin and Associates, Inc.  for the development and commercialization of certain inputs in connection with the manufacturing process for ethanol.  Under the terms of the agreement, we are entitled to payments based on the usage of our intellectual property at Broin’s facilities.  The agreement contains standard termination provisions, and the term of the agreement runs until the expiration of the patents licensed under the agreement (2019 in the United States and 2021 outside the United States).

On September 14, 2002, we entered into a development and license agreement withCal/West Seeds for the development and commercialization of alfalfa, medicago species.  Under the terms of the agreement, we are entitled to potential milestone payments upon the achievement of certain development and commercialization milestones and a dollar amount of royalties based upon production.  The agreement contains standard termination provisions, and the term of the agreement runs until the expiration of the patents licensed under the agreement (2019 in the United States and 2021 outside the United States).

On May 14, 1999, we entered into an agreement with Rahan Meristem, an Israeli partnership that is engaged in the worldwide marketing of tissue culture plants.  The purpose of the agreement is to develop enhanced banana plants which will result in banana fruit with improved consumer and grower-driven traits.  The program has been performed as a joint collaboration whereby we pay for 50% of the research costs of the program and upon successful commercialization of banana fruit, we will receive 50% of the profits, as defined by the agreement.

Agricultural Research Program

Our agricultural research and development is performed by four (4) researchers, at our direction, at the University of Waterloo, where the technology was developed.  Additional agricultural research and development is performed by our license or joint collaboration partners.

The discoverer of our technology, John E. Thompson, Ph.D., is the Associate Vice President, Research and former Dean of Science at the University of Waterloo in Ontario, Canada, and is our Executive Vice President and Chief Scientific Officer.  Dr. Thompson is also one of our directors and owns 1.8% of the outstanding shares of our common stock, $0.01 par value, as of June 30, 2010.

On September 1, 1998, we entered into, and have extended through November 30, 2010, a research and development agreement with the University of Waterloo and Dr. Thompson as the principal inventor.  The Research and Development Agreement provides that the University of Waterloo will perform research and development under our direction, and we will pay for the cost of this work and make certain payments to the University of Waterloo.  In return for payments made under the Research and Development Agreements, we have all rights to the intellectual property derived from the research.

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

We do not currently have any commercialized products, and therefore, it is difficult to assess our competitive position in the market.  However, we believe that if we or our licensee’s are able to develop and commercialize a product or products using our technology, we will have a competitive position in the markets in which we or our licensee’s operate.

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

Consistent with our commercialization strategy, we intend to attract other companies interested in strategic partnerships or licensing our technology, which may result in additional license fees, revenues from contract research, royalty fees and other related revenues.  Successful future operations will depend on our ability to transform our research and development activities into a commercially feasible technology.

Intellectual Property

We have twenty-one (21) issued patents from the United States Patent and Trademark Office, or PTO, and fifty-seven (57) issued patents from foreign countries, fifty-three (53) of which are for the use of our technology in agricultural applications and twenty-five (25) of which relate to human health applications.

In addition to our seventy-eight (78) patents, we have a wide variety of patent applications, including divisional applications and continuations-in-part, in process with the PTO and internationally.  We intend to continue our strategy of enhancing these new patent applications through the addition of data as it is collected.

Our agricultural patents are generally set to expire in 2019 in the United States and 2025 outside the United States.  Our core human health technology patents are set to expire in 2021 in the United States and 2025 outside the United States, and our patents related to multiple myeloma are set to expire, both in and outside the United States in 2026.  To the extent our patents have different expiration dates abroad than in the United States, we are currently developing a strategy to extend the United States expiration dates to the foreign expiration dates.

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

We believe that our current activities, which to date have been confined to research and development efforts, do not require licensing or approval by any government regulatory agency.  However, we are planning on performing clinical trials, which would be subject to FDA approval.  Additionally, federal, state and foreign regulations relating to crop protection products and human health applications developed through biotechnology are subject to public concerns and political circumstances, and, as a result, regulations have changed and may change substantially in the future.  Accordingly, we may become subject to governmental regulations or approvals or become subject to licensing requirements in connection with our research and development efforts. We may also be required to obtain such licensing or approval from the governmental regulatory agencies described above, or from state agencies, prior to the commercialization of our genetically transformed plants and human health technology.  In addition, our marketing partners who utilize our technology or sell products grown with our technology may be subject to government regulations.  If unfavorable governmental regulations are imposed on our technology or if we fail to obtain licenses or approvals in a timely manner, we may not be able to continue our operations.

Employees

In addition to the twelve (12) scientists performing funded research for us at Mayo Clinic, our contract research organization (Cato Research) the University of Waterloo, and other commercial research facilities, we have four (4) employees and one (1) consultant, four (4) of whom are executive officers and who are involved in our management.   We do not anticipate hiring any additional employees over the next twelve months.

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

•
James E. Mier, who serves as a member of the Scientific Advisory Board, is an Associate Professor of Medicine at Beth Israel Deaconess Medical Center, a teaching hospital of Harvard Medical School. He is also a practicing physician in the Division of Hematology-Oncology at Beth Israel. Dr. Mier’s research is funded by the NIH and he is a member of numerous professional societies.

Furthermore, pursuant to the Research and Development Agreements, a substantial amount of our research and development activities are conducted at the University of Waterloo under the supervision of Dr. Thompson, our Executive Vice President and Chief Scientific Officer. We utilize the University’s research staff including graduate and post-graduate researchers.

We have also undertaken preclinical apoptosis research at Mayo Clinic.  This research is performed pursuant to specific project proposals that have agreed-upon research outlines, timelines and budgets.  We may also contract research to additional university laboratories or to other companies in order to advance the development of our technology.

Safe Harbor Statement

The statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.  In particular, our statements regarding the anticipated growth in the markets for our technologies, the continued advancement of our research, the approval of our patent applications, the possibility of governmental approval in order to sell or offer for sale to the general public a genetically engineered plant or plant product, the successful implementation of our commercialization strategy, including the success of our agricultural partners and the successful implementation of the Rahan Joint Collaboration, statements relating to our patent applications, the anticipated long term growth of our business, the results of our preclinical studies, if any, our ability to comply with the continued listing standards of the NYSE Amex, and the timing of the projects and trends in future operating performance are examples of such forward-looking statements.  The forward-looking statements include risks and uncertainties, including, but not limited to, our limited operating history, our  need for additional capital to fund our operations until we are able to generate a profit, the current economic environment, our dependence on a single principal technology, our outsourcing of our research and development activities, our significant future capital needs, our dependence on our patents and proprietary rights and the enforcement of these rights, the potential for our competitors or third parties to allege that we are infringing upon their intellectual property rights, the potential that our security measures may not adequately protect our unpatented technology, potential difficulty in managing our growth and expanding our operations, our lack of marketing or sales history and dependence on third-party marketing partners, our potential future dependence on joint ventures and strategic alliances to develop and market our technology, the intense competition in the human health and agricultural biotechnology industries, the various government regulations that our business is subject to, the potential that our preclinical studies and clinical trials of our human health applications may be unsuccessful, any inability to license from third parties their proprietary technologies or processes which we use in connection with the development of our technology, the length, expense and uncertainty associated with  clinical trials for our human health technology, the potential that, even if we receive regulatory approval, consumers may not accept products containing our technology, our dependence on key personnel, the potential that certain provisions of our charter, by-laws and Delaware law could make a takeover difficult, increasing political and social turmoil, the potential that our management and other affiliates, due to their significant control of our common stock have the ability to significantly influence our actions, the potential that a significant portion of our total outstanding shares of common stock may be sold in the market in the near future, the limited trading market of our common stock, the potential that our common stock may be delisted from the NYSE Amex Exchange, fluctuations in the market price of our common stock, our dividend policy and potential for our stockholders to be diluted.

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

We are a development stage biotechnology company with a limited operating history and limited assets and capital. We have incurred losses each year since inception and had an accumulated deficit of $50,841,159 at June 30, 2010. We have generated minimal revenues by licensing our technology for certain crops to companies willing to share in our development costs. In addition, our technology may not be ready for commercialization for several years. We expect to continue to incur losses for the next several years because we anticipate that our expenditures on research and development and administrative activities will significantly exceed our revenues during that period. We cannot predict when, if ever, we will become profitable.

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

If we are unable to raise additional funds, we will need to do one or more of the following:

•	delay, scale-back or eliminate some or all of our research and product development programs;
•	provide licenses to third parties to develop and commercialize products or technologies that we would otherwise seek to develop and commercialize ourselves;
•	seek strategic alliances or business combinations;
•	attempt to sell our company;
•	cease operations; or
•	declare bankruptcy.

We believe that at the projected rate of spending we should have sufficient cash to maintain our present operations for at least the next twelve (12) months.

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

Our primary business is the development and licensing of technology to identify, isolate, characterize and promote or silence genes which control the death of cells in humans and plants. Our future revenue and profitability critically depend upon our ability, or our licensees’ ability, to successfully develop apoptosis and senescence gene technology and later license or market such technology.  We have conducted experiments on certain crops with favorable results and have conducted certain preliminary cell-line and animal experiments, which have provided us with data upon which we have designed additional research programs. However, we cannot give any assurance that our technology will be commercially successful or economically viable for any crops or human health applications.

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

We rely on third parties to perform all of our research and development activities.  Our research and development efforts take place at the University of Waterloo in Ontario, Canada, where our technology was discovered, at the Mayo Clinic, at other commercial research facilities and with our commercial partners.  At this time, we do not have the internal capabilities to perform our own research and development activities. Accordingly, the failure of third-party research partners to perform under agreements entered into with us, or our failure to renew important research agreements with these third parties, may delay or curtail our research and development efforts.

We have significant future capital needs and may be unable to raise capital when needed, which could force us to delay or reduce our research and development efforts.

As of June 30, 2010, we had cash of $8,026,296 and working capital of $6,001,970.  Using our available reserves as of June 30, 2010, we believe that we can operate according to our current business plan for at least the next twelve (12) months.  To date, we have generated minimal revenues and anticipate that our operating costs will exceed any revenues generated over the next several years.  Therefore, we will be required to raise additional capital in the future in order to operate in accordance with our current business plan, and this funding may not be available on favorable terms, if at all.  If we are unable to raise additional funds, we will need to do one or more of the following:

•	delay, scale back or eliminate some or all of our research and development programs;
•	provide a license to third parties to develop and commercialize our technology that we would otherwise seek to develop and commercialize ourselves;
•	seek strategic alliances or business combinations;
•	attempt to sell our company;
•	cease operations; or
•	declare bankruptcy.

In addition, in connection with any funding, if we need to issue more equity securities than our certificate of incorporation currently authorizes, or more than 20% of the shares of our common stock outstanding, we may need stockholder approval.  If stockholder approval is not obtained or if adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets.  Investors may experience dilution in their investment from future offerings of our common stock.  For example, if we raise additional capital by issuing equity securities, such an issuance would reduce the percentage ownership of existing stockholders.  In addition, assuming the exercise of all options and warrants outstanding and the conversion of the preferred stock into common stock, as of June 30, 2010, we had 64,783,361 shares of common stock authorized but unissued and unreserved, which may be issued from time to time by our board of directors without stockholder approval.  Furthermore, we may need to issue securities that have rights, preferences and privileges senior to our common stock.  Failure to obtain financing on acceptable terms would have a material adverse effect on our liquidity.

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

As of June 30, 2010, we have been issued twenty one (21) patents by the PTO and fifty-seven (57) patents from foreign countries.  We have also filed numerous patent applications for our technology in the United States and in several foreign countries, which technology is vital to our primary business, as well as several continuations in part on these patent applications.  Our success depends in part upon the grant of patents from our pending patent applications.

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

Our success depends upon know-how, unpatentable trade secrets, and the skills, knowledge and experience of our scientific and technical personnel.  As a result, all employees agreed to a confidentiality provision in their employment agreement that prohibited the disclosure of confidential information to anyone outside of our company, during the term of employment and for 5 years thereafter.  We also require all employees to disclose and assign to us the rights to their ideas, developments, discoveries and inventions.  We also attempt to enter into similar agreements with our consultants, advisors and research collaborators.  We cannot assure you that adequate protection for our trade secrets, know-how or other proprietary information against unauthorized use or disclosure will be available.

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

   Our success will depend on the success of our clinical trials that have not yet begun.

It may take several years to complete the clinical trials of a product, and failure of one or more of our clinical trials can occur at any stage of testing.  We believe that the development of our product candidate involves significant risks at each stage of testing.  If clinical trial difficulties and failures arise, our product candidate may never be approved for sale or become commercially viable.

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

•	the results from early clinical trials may not be statistically significant or predictive of results that will be obtained from expanded advanced clinical trials;

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

 Clinical trials for our human health technology will be lengthy and expensive and their outcome is uncertain.

Before obtaining regulatory approval for the commercial sales of any product containing our technology, we must demonstrate through clinical testing that our technology and any product containing our technology is safe and effective for use in humans.  Conducting clinical trials is a time-consuming, expensive and uncertain process and typically requires years to complete.  In our industry, the results from preclinical studies and early clinical trials often are not predictive of results obtained in later-stage clinical trials.  Some products and technologies that have shown promising results in preclinical studies or early clinical trials subsequently fail to establish sufficient safety and efficacy data necessary to obtain regulatory approval.  At any time during clinical trials we or the FDA might delay or halt any clinical trial for various reasons, including:

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

Planned clinical trials may not begin on time or may need to be restructured after they have begun.  Clinical trials can be delayed for a variety of reasons, including delays related to:

•	obtaining an effective investigational new drug application, or IND, or regulatory approval to commence a clinical trial;
•	negotiating acceptable clinical trial agreement terms with prospective trial sites;
•	obtaining institutional review board approval to conduct a clinical trial at a prospective site;
•	recruiting qualified subjects to participate in clinical trials;
•	competition in recruiting clinical investigators;
•	shortage or lack of availablility of supplies of drugs for clinical trials;
•	the need to repeat clinical trials as a result of inconclusive results or poorly executed testing;
•	the placement of a clinical hold on a study;
•	the failure of third parties conducting and overseeing the operations of our clinical trials to perform their contractual or regulatory obligations in a timely fashion; and
•	exposure of clinical trial subjects to unexpected and unacceptable health risks or noncompliance with regulatory requirements, which may result in suspension of the trial.

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

The NYSE Amex Exchange requires us to meet minimum financial requirements in order to maintain our listing.  Although we currently meet the $6,000,000 minimum net worth continued listing requirement of the NYSE Amex Exchange, we have not met the $6,000,000 minimum net worth continued listing requirement of the NYSE Amex Exchange for two consecutive quarters and have received a notice of noncompliance from the NYSE Amex Exchange.  We submitted a plan of compliance to the NYSE Amex Exchange discussing how we intend to regain compliance with the continued listing requirements.  The NYSE Amex Exchange has accepted our plan of compliance and granted us an extension until April 29, 2011 to regain compliance with the NYSE's continued listing standards.  During the extension period, we remain subject to periodic review by NYSE Staff. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in our company being delisted from the NYSE.  If we are delisted from the NYSE Amex Exchange, our common stock likely will become a “penny stock.”  In general, regulations of the SEC define a “penny stock” to be an equity security that is not listed on a national securities exchange or the NASDAQ Stock Market and that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  If our common stock becomes a penny stock, additional sales practice requirements would be imposed on broker-dealers that sell such securities to persons other than certain qualified investors.  For transactions involving a penny stock, unless exempt, a broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale.  In addition, the rules on penny stocks require delivery, prior to and after any penny stock transaction, of disclosures required by the SEC.

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

We believe that the listing of our common stock on a recognized national trading market, such as the NYSE Amex Exchange, is an important part of our business and strategy.  Such a listing helps our stockholders by providing a readily available trading market with current quotations.  Without that, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock would likely decline.  The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded it by other parties.  In that regard, the absence of a listing on a recognized national trading market will also affect our ability to benefit from the use of our operations and expansion plans, including for use in licensing agreements, joint ventures, the development of strategic relationships and acquisitions, which are critical to our business and strategy and none of which is currently the subject of any agreement, arrangement or understanding, with respect to any future financing or strategic relationship we may undertake.  A delisting from the NYSE Amex Exchange could result in negative publicity and could negatively impact our ability to raise capital in the future.

Our management and other affiliates have significant control of our common stock and could significantly influence our actions in a manner that conflicts with our interests and the interests of other stockholders.

As of June 30, 2010, our executive officers, directors and affiliated entities together beneficially own approximately 53.3% of the outstanding shares of our common stock, assuming the exercise of options and warrants which are currently exercisable or will become exercisable within 60 days of June 30, 2010, held by these stockholders.  As a result, these stockholders, acting together, will be able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders.  Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices.

A significant portion of our total outstanding shares of common stock may be sold in the market in the near future, which could cause the market price of our common stock to drop significantly.

As of June 30, 2010, we had 50,092,204 shares of our common stock issued and outstanding and 9,235 shares of convertible preferred stock outstanding which can convert into 28,859,375 shares of common stock.  Approximately 34,164,431 shares of such shares are registered pursuant to registration statements on Form S-3 and 44,787,148 of which are either eligible to be sold under SEC Rule 144 or are in the public float.  In addition, we have registered 35,890,007 shares of our common stock underlying warrants previously issued on Form S-3 registration statements and we registered 11,137,200 shares of our common stock underlying options granted or to be granted under our stock option plan.  Consequently, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, may have a material adverse effect on our stock price.

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

For example, during the year ended June 30, 2010, our common stock traded between $0.25 per share and $0.83 per share.

Because we do not intend to pay, and have not paid, any cash dividends on our shares of common stock, our stockholders will not be able to receive a return on their shares unless the value of our common stock appreciates and they sell their shares.

We have never paid or declared any cash dividends on our common stock, and we intend to retain any future earnings to finance the development and expansion of our business.  We do not anticipate paying any cash dividends on our common stock in the foreseeable future.  Therefore, our stockholders will not be able to receive a return on their investment unless the value of our common stock appreciates and they sell their shares.

Our stockholders may experience substantial dilution as a result of the conversion of convertible preferred stock, the exercise of options and warrants to purchase our common stock, or due to anti-dilution provisions relating to any on the foregoing.

As of June 30, 2010, we have outstanding 9,235 shares of convertible preferred stock which may convert into 28,859,375 shares of our common stock and warrants to purchase 55,171,226 shares of our common stock.  In addition, as of June 30, 2010, we have reserved 15,204,884 shares of our common stock for issuance upon the exercise of options granted or available to be granted pursuant to our stock option plan, all of which may be granted in the future.  The conversion of the convertible preferred stock and the exercise of these options and warrants will result in dilution to our existing stockholders and could have a material adverse effect on our stock price. The conversion price of the convertible preferred stock and certain warrants are also subject to certain anti-dilution adjustments.

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

Item 4.           Removed and Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the NYSE Amex Exchange under the symbol SNT.

The following table sets forth the range of the high and low sales price for our common stock for each of the quarters since the quarter ended September 30, 2008, as reported on the NYSE Amex Exchange.

Quarter Ended	Common Stock
	High	Low

September 30, 2008	$1.81	$0.88
December 31, 2008	$1.25	$0.50
March 31, 2009	$0.87	$0.33
June 30, 2009	$0.97	$0.43
September 30, 2009	$0.83	$0.43
December 31, 2009	$0.49	$0.30
March 31, 2010	$0.51	$0.25
June 30, 2010	$0.75	$0.30

As of September 26, 2010, the approximate number of holders of record of our common stock was 277.  This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

We have neither paid nor declared dividends on our common stock since our inception, and we do not plan to pay dividends on our common stock in the foreseeable future. We expect that any earnings, which we may realize, will be retained to finance the growth of our company.

The following table provides information about the securities authorized for issuance under our equity compensation plans as of June 30, 2010.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights and restricted stock units		Weighted-average exercise price of outstanding options, warrants and rights and restricted stock units	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	7,319,172	(1)	$1.13	7,935,712	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	7,319,172	(1)	$1.13	7,935,712	(2)

(1)      Issued pursuant to our 1998 Stock Plan and 2008 Stock Plan.

(2)      Available for future issuance pursuant to our 2008 Stock Plan.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

None, except as previously disclosed on our Quarterly reports on Forms 10-Q and Current Reports on Forms 8-K.

PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the NYSE Amex Market Value (U.S.) Index and the RDG Microcap Biotechnology Index for the period beginning July 1, 2005 and ending on the last day of our last completed fiscal year. The stock performance shown on the graph below is not indicative of future price performance.

	7/1/05	6/30/06	6/30/07	6/30/08	6/30/09	6/30/10
Senesco Technologies, Inc.	$100.00	$106.15	$64.25	$103.35	$46.37	$17.60
NYSE Amex Composite Index	$100.00	$124.41	$155.25	$152.02	$112.25	$133.12
RDG Microcap Biotechnology Index	$100.00	$85.27	$69.67	$36.79	$30.04	$23.56

Item 6.Selected Financial Data.

The following Selected Financial Data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10-K.

SELECTED FINANCIAL DATA

	Year Ended June 30,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$140	$275	$457	$300	$67
Operating expenses:
General and administrative	2,349	2,206	2,291	2,413	1,920
Research and development	2,637	2,354	1,765	1,208	1,566
Total operating expenses	4,986	4,560	4,056	3,621	3,486
Loss from operations	(4,846)	(4,285)	(3,599)	(3,321)	(3,419)
Fair value – warrant liability	2,517	-	-	-	-
Loss on extinguishment of debt	(362)	-	-	-	-
Amortization of debt discount and financing costs	(10,081)	(478)	(668)	-	-
Interest expense – convertible notes	(587)	(1,007)	(434)	-	-
Interest (expense) income, net	(24)	43	100	69	104
Net loss	(13,383)	(5,727)	(4,601)	(3,252)	(3,315)
Preferred dividends including beneficial conversion feature of $5,330	(6,240)	-	-	-	-
Net loss available to common shares	$(19,623)	$(5,727)	$(4,601)	$(3,252)	$(3,315)
Basic and diluted net loss per
common share	$(0.67)	$(0.30)	$(0.26)	$(0.19)	$(0.21)
Basic and diluted weighted average number of common shares outstanding	29,113	18,888	17,660	16,917	15,469

Balance Sheet Data:
Cash, cash equivalents and investments	$8,026	$1,431	$6,176	$658	$1,168
Working capital	6,002	1,259	5,673	259	859
Total assets	13,912	7,122	10,643	3,322	3,535
Accumulated deficit	(50,841)	(35,950)	(30,223)	(25,622)	(22,370)
Total stockholders’ equity	7,981	5,668	9,836	2,690	2,952

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a development stage company.  We do not expect to generate significant revenues for several years, during which time we will engage in significant research and development efforts.  However, we have eight active agricultural license agreements to develop and commercialize our technology in corn, soy, cotton, rice, canola, trees, alfalfa, bedding plants, turf grass, and ethanol.  Seven of the licenses provide for upfront payments, milestone payments and royalty payments to us upon commercial introduction.  The ethanol license provides for annual payments for each of the licensee’s ethanol production facilities that incorporate our technology.  We also have entered into a joint collaboration to develop and commercialize our technology in banana plants.  In connection with the joint collaboration, we will receive 50% of the profits from the sale of enhanced banana plants.

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

Our human health research program, which has consisted of pre-clinical in-vitro and in-vivo experiments designed to assess the role and method of action of the Factor 5A genes in human diseases, is performed by approximately twelve (12) third party researchers at our direction, at the University of Waterloo, Mayo Clinic and other commercial research facilities.

Our primary human health initiative is to advance our technology for the potential treatment of multiple myeloma with the goal of initiating a clinical trial.  In connection with the potential clinical trial, we have engaged a CRO to assist us through the process.  We have also determined the delivery system for our technology, contracted for the supply of pharmaceutical grade materials to be used in toxicology and human studies and have contracted with a third party laboratory to conduct toxicology studies,  Together with the assistance of our CRO, we will have the toxicology studies performed with the goal of filing an investigational new drug application, or IND application, with the U.S. Food and Drug Administration, or FDA, for review and consideration in order to initiate a clinical trial.  We estimate that it will take approximately six (6) months from June 30, 2010 to complete these objectives.

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

Valuation Allowances and Carrying Values

We have recorded valuation allowances against our entire deferred tax assets of $17,923,000 at June 30, 2010 and $11,520,000 at June 30, 2009.  The valuation allowances relate primarily to the net operating loss carryforward deferred tax asset where the tax benefit of such asset is not assured.

As of June 30, 2010 and 2009, we have determined that the estimated future discounted cash flows related to our patent applications will be sufficient to recover their carrying value.

We have determined that we are receiving the economic benefit of the agricultural patent applications as well as all of the issued patents and are amortizing the agricultural patent application costs and all of the issued patents over seventeen (17) years on a straight-line basis.

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

Convertible Notes

During the year ended June 30, 2008, we issued convertible notes and warrants for gross proceeds in the amount of $10,000,000.  The proceeds have been allocated between convertible notes and warrants based upon their fair values, whereby the fair value of the warrants have been determined using the Black-Scholes model.  The remaining amounts were allocated to the beneficial conversion feature based upon the effective conversion price compared to the fair value of the common stock on the date of issuance of the convertible notes and warrants.  As such, all of the proceeds of the convertible notes and warrants were recorded as equity.  The convertible notes were being amortized to interest expense using the effective yield method over the term of the notes.

Convertible Preferred Stock

During the year ended June 30, 2010, we issued convertible preferred stock and warrants for gross proceeds in the amount of $11,497,000.  The proceeds have been allocated between convertible preferred stock and warrants based upon their fair values, whereby the fair value of the warrants have been determined using the Black-Scholes model.  Such amount was recorded as a liability.  The remaining amounts were allocated to the convertible preferred stock and were recorded as equity.

Research Program

We do not expect to generate significant revenues for approximately the next several years, during which time we will engage in significant research and development efforts.  We expect to spend significant amounts on the research and development of our technology.  We also expect our research and development costs to increase as we continue to develop and ultimately commercialize our technology.  However, the successful development and commercialization of our technology is highly uncertain.  We cannot reasonably estimate or know the nature, timing and expenses of the efforts necessary to complete the development of our technology, or the period in which material net cash inflows may commence from the commercialization of our technology, including the uncertainty of:

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

Liquidity and Capital Resources

Overview

As of June 30, 2010, our cash balance totaled $8,026,296, and we had working capital of $6,001,970.  As of June 30, 2010, we had a federal tax loss carryforward of approximately $41,466,000 and a state tax loss carry-forward of approximately $34,101,000 to offset future taxable income. We cannot assure you that we will be able to take advantage of any or all of such tax loss carryforwards, if at all, in future fiscal years.

Contractual Obligations

The following table lists our cash contractual obligations as of June 30, 2010:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Research and Development Agreements (1)	$911,401	$911,401	$—	$—	$—
Facility, Rent and Operating Leases (2)	$73,568	$73,568	$—	$—	$—
Employment, Consulting and Scientific Advisory Board Agreements (3)	$224,542	$217,042	$7,500	$—	$—
Total Contractual Cash Obligations	$1,209,511	$1,202,011	$7,500	$—	$—

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

Effective September 1, 2010, we extended our research and development agreement with the University of Waterloo for an additional three-month period through November 30, 2010, in the amount of CAD $164,200 or approximately USD $164,200, which is not included in the above table of contractual obligations. Research and development expenses under this agreement aggregated $672,693 for the year ended June 30, 2010, USD $653,104 for the year ended June 30, 2009, USD $730,960 for the year ended June 30, 2008 and USD $5,953,061 for the cumulative period from inception through June 30, 2010. Total research and development expenses aggregated $2,637,407 for the year ended June 30, 2010, $2,353,962 for the year ended June 30, 2009, $1,767,741 for the year ended June 30, 2008 and $14,948,964 for the cumulative period from inception through June 30, 2010.

Capital Resources

Since inception, we have generated revenues of $1,590,000 in connection with the initial fees and milestone payments received under our license and development agreements.  We have not been profitable since inception, we will continue to incur additional operating losses in the future, and we will require additional financing to continue the development and subsequent commercialization of our technology.  While we do not expect to generate significant revenues from the licensing of our technology for several years, we may enter into additional licensing or other agreements with marketing and distribution partners that may result in additional license fees, receive revenues from contract research, or other related revenue.

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

Financing

On April 1, 2010, we entered into securities purchase agreements with non-affiliated and affiliated investors for the issuance of 10% convertible preferred stock and warrants and received aggregate gross proceeds of $11,497,000.

On July 9, 2009, we entered into securities purchase agreements with Partlet Holdings Ltd., for the issuance of common stock and warrants and received gross proceeds of $1,000,000.

On July 29, 2009, we entered into securities purchase agreements with each of Robert Forbes, Timothy Forbes and certain insiders and affiliates for the issuance of common stock and warrants and received gross proceeds of $530,000.

On July 29, 2009, we entered into a securities purchase agreement with Cato Holding Company for the issuance of common stock and warrants in exchange for amounts owed by us to Cato Research Ltd. in the amount of $175,000.

We anticipate that, based upon our current cash balance, we will be able to fund our operations for at least the next twelve (12) months from June 30, 2010.  Over the next twelve months from June 30, 2010, we plan to fund our research and development and commercialization activities by:

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

Results of Operations

Fiscal Years ended June 30, 2010, 2009 and 2008

Revenue

Total revenues consisted of initial fees and milestone payments on our agricultural development and license agreements.  During the fiscal year ended June 30, 2010, we earned revenue in the amount of $140,000, which consisted of milestone payments in connection with certain agricultural license agreements.  During the fiscal year ended June 30, 2009, we earned revenue in the amount of $275,000, which consisted of milestone payments received in connection with certain agricultural license agreements.  During the year ended June 30, 2008, we earned revenue in the amount of $456,667, which consisted of the initial payments and the amortized portion of previous milestone payments in connection with certain agricultural license agreements.

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

Operating expenses

	Year Ended June 30,
	2010	2009	Change	%	2009	2008	Change	%
	(In thousands, except % values)
General and administrative	$2,349	$2,206	$143	6%	$2,206	$2,291	$(85)	(4	) %
Research and development	2,637	2,354	283	12%	2,354	1,765	589	33%
Total operating expenses	$4,986	$4,560	$426	9%	$4,560	$4,056	$504	12%

We expect operating expenses to increase over the next twelve months as we anticipate that research and development expenses and other general and administrative expenses will increase as we continue to expand our research and development activities.

General and administrative expenses

General and administrative expenses consist of the following:

	Year ended June 30,
	2010	2009	2008
	(In thousands)
Stock-based compensation	$433	$445	$749
Payroll and benefits	656	690	669
Investor relations	251	245	305
Professional fees	510	416	261
Depreciation and amortization	127	112	97
Other general and administrative expenses	372	298	210
Total general and administrative expenses	$2,349	$2,206	$2,291

•
Stock-based compensation in Fiscal 2010 and 2009 consisted of the amortized portion of the Black-Sholes value of options, restricted stock units and warrants granted to directors, employees and consultants.  During Fiscal 2010 and 2009, the following options, warrants and restricted stock units were granted to such individuals:

	Fiscal 2010	Fiscal 2009

Options	2,951,760	834,812
Warrants	-	500
Restricted Stock Units	-	136,000

Stock-based compensation in Fiscal 2010 was lower than in Fiscal 2009 primarily due to a lower Black-Sholes value of the options granted due to a lower average stock price during Fiscal 2010.

Stock-based compensation in Fiscal 2009 was lower than in Fiscal 2008 primarily due to the extension and repricing of warrants in connection with a financial advisory agreement in Fiscal 2008. The Black-Sholes value of the extension and repricing of warrants amounted to $385 in Fiscal 2008.

•	Payroll and benefits in Fiscal 2010 was lower than in Fiscal 2009 primarily due to the resignation of the former President and CEO and the VP-Corporate Development during Fiscal 2010.

Payroll and benefits in Fiscal 2009 was higher than in Fiscal 2008 primarily as a result of salary and health insurance rate increases.

•	Investor relations expense in Fiscal 2010 was higher than in Fiscal 2009 primarily as a result of an increase in investor relations consulting costs.

Investor relations expense in Fiscal 2009 was lower than in Fiscal 2008 primarily as a result of a decrease in the cost of the annual report and investor relations consulting costs.

•
Professional fees in Fiscal 2010 was higher than in Fiscal 2009 primarily as a result of an increase in legal fees.  Legal fees increased primarily due to the resignation of our former President and CEO and the VP-Corporate Development, the redemption of our convertible notes, the Stanford bankruptcy and other regulatory issues.

•
Professional fees in Fiscal 2009 was higher than in Fiscal 2008 primarily as a result of an increase in accounting and legal fees. Legal fees increased primarily due to our multiple myeloma project and employee compensation review. Accounting and legal fees also increased primarily due to the review and filing of our annual report.

•	Depreciation and amortization in Fiscal 2010 was higher than in Fiscal 2009 primarily as a result of an increase in amortization of patent costs.

•	Depreciation and amortization in Fiscal 2009 was higher than in Fiscal 2008 primarily as a result of an increase in amortization of patent costs.

We expect general and administrative expenses to modestly increase over the next twelve months primarily due to an increase in payroll and benefits and insurance costs related to our multiple myeloma project.

Research and development expenses

	Year Ended June 30,
	2010	2009	Change	%	2009	2008	Change	%
	(In thousands, except % values)
Stock-based compensation	$7	$62	$(55)	(89)%	$62	$148	$(86)	(58)%
Other research and development	2,630	2,292	338	15%	2,292	1,617	675	38%
Total research and development	$2,637	$2,354	$283	12%	$2,354	$1,765	$589	33%

•
Stock-based compensation in Fiscal 2010 was lower than in Fiscal 2009 primarily because the Black-Sholes calculated fair value of the options and warrants granted during Fiscal 2010 were lower than in Fiscal 2009 because the number of options vested were lower in Fiscal 2010.

•
Stock-based compensation in Fiscal 2009 was lower than in Fiscal 2008 primarily because the Black-Sholes calculated fair value of the options and warrants granted during Fiscal 2009 were lower than in Fiscal 2008 because the number of options granted were lower in Fiscal 2009.

•
Other research and development costs in Fiscal 2010 was higher than in Fiscal 2009 primarily as a result of the expansion of our human health programs, specifically our multiple myeloma project and an increase in the cost of our research agreement with the University of Waterloo due to the weakening of the U.S. dollar against the Canadian dollar.

•
Other research and development in Fiscal 2009 was higher than in Fiscal 2008 primarily as a result of the expansion of our human health programs, specifically our multiple myeloma project, which was partially offset by a decrease in the cost of our research agreement with the University of Waterloo due to the strengthening of the U.S. dollar against the Canadian dollar.

The breakdown of our research and development expenses between our agricultural and human health research programs are as follows:

	Year ended June 30,
	2010	%	2009	%	2008	%
	(In thousands, except % values)
Agricultural research programs	$553	21%	$617	26%	$771	44%
Human health research programs	2,084	79%	1,737	74%	994	56%
Total research and development expenses	$2,637	100%	$2,354	100%	$1,765	100%

•	Agricultural research expenses in Fiscal 2010 was lower than in Fiscal 2009 primarily as a result of a decrease in the allocation of payroll from agriculture to human health.

•
Agricultural research expenses in Fiscal 2009 was higher than in Fiscal 2008 primarily as a result of a decrease in the allocation of resources from agriculture to human health at the University of Waterloo and the strengthening of the U.S. dollar against the Canadian dollar.

•	Human health research expenses in Fiscal 2010 was higher than in Fiscal 2009 primarily as a result of the progress of the ongoing multiple myeloma project.

•	Human health research expenses in Fiscal 2009 was higher than in Fiscal 2008 primarily as a result of the ongoing multiple myeloma project.

We expect the percentage of human health research programs to increase as a percentage of the total research and development expenses as we continue to expand our human health initiatives.

Amortization of debt discount and financing costs

During Fiscal 2008, we issued $10,000,000 of convertible notes and warrants.  The discount on the convertible notes was being amortized, using the effective yield method over the term of the convertible notes.  The related costs of issuance were recorded as deferred financing costs and were being amortized on a straight line basis over the term of the convertible notes.  As of June 30, 2010, all of the notes had been converted or redeemed and the unamortized portion of the convertible notes and deferred financing costs were fully amortized.  As of June 30, 2009, there were $9,455,000 of the convertible notes outstanding.

Interest expense – convertible notes

Interest expense – convertible notes represents the fair value of the common stock issued in lieu of paying cash for the 8% coupon rate of interest related to the convertible notes issued during Fiscal 2008.

Interest (expense) income

	Year Ended June 30,
	2010	2009	Change	%	2009	2008	Change	%
	(In thousands, except % values)
Interest expense	$(35)	-	$(35)	-	-	-	-	-
Interest income	11	$43	(32)	(57)%	$43	$100	$(57)	(57)%
Interest (expense)income, net	$(24)	$43	$(67)	(156)%	$43	$100	$(57)	(57)%

Interest expense in Fiscal 2010 was higher than in Fiscal 2009 due to the interest incurred on the $3,000,000 line of credit, of which approximately $2,200,000 was utilized during Fiscal 2010.

Interest income in Fiscal 2010 was lower than in Fiscal 2009 and Fiscal 2009 was lower than Fiscal 2008 due to a lower average cash and investments balance during the year and lower interest rates.

From Inception on July 1, 1998 through June 30, 2010

From inception of operations on July 1, 1998 through June 30, 2010, we earned revenues in the amount of $1,590,000, which consisted of the initial license fees and milestone payments in connection with our various development and license agreements.  We do not expect to generate significant revenues for several years, during which time we will engage in significant research and development efforts.

We have incurred losses each year since inception and have an accumulated deficit of $50,841,159 at June 30, 2010.  We expect to continue to incur losses as a result of expenditures on research, product development and administrative activities.

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

Interest Rate Risk

We invest in high-quality financial instruments, primarily money market funds, with an effective duration of the portfolio of less than one year which we believe are subject to limited credit risk.  We currently do not hedge our interest rate exposure.  Due to the short-term nature of our investments, which we plan to hold until maturity, we do not believe that we have any material exposure to interest rate risk arising from our investments.

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

Management assessed the effectiveness of our company’s internal control over financial reporting as of June 30, 2010.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

Based on this assessment, management has concluded that, as of June 30, 2010 our company’s internal control over financial reporting is effective.

Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to applicable law that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls Over Financial Reporting

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal year ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information relating to our directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Executive Officers" in our definitive proxy statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 11.	Executive Compensation.

The discussion under the heading "Executive Compensation" in our definitive proxy statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The discussion under the heading "Certain Relationships and Related Transactions" in our definitive proxy statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 14.	Principal Accounting Fees and Services.

The discussion under the heading "Principal Accountant Fees and Services" in our definitive proxy statement for the 2010 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	(1) Financial Statements.

Reference is made to the Index to Financial Statements on Page F-1.

(a)	(2) Financial Statement Schedules.

None.

(a)	(3) Exhibits.

Reference is made to the Exhibit Index on Page 53.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of September 2010.

SENESCO TECHNOLOGIES, INC.

By:	/s/ Leslie J. Browne
Leslie J. Browne, President and
Chief Executive Officer
(principal executive officer)

By:	/s/ Joel Brooks
Joel Brooks, Chief Financial Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harlan W. Waksal, M.D	Chairman and Director	September 28, 2010
Harlan W. Waksal, M.D.

/s/ Leslie J. Browne	President and Chief Executive	September 28, 2010
Leslie J. Browne	Officer (principal executive officer)

/s/ Joel Brooks	Chief Financial Officer and Treasurer	September 28, 2010
Joel Brooks	(principal financial and accounting officer)

/s/ John E. Thompson	Executive Vice President, Chief	September 28, 2010
John E. Thompson	Scientific Officer and Director

/s/ John Braca	Director	September 28, 2010
John Braca

/s/ Christopher Forbes	Director	September 28, 2010
Christopher Forbes

/s/ Warren J. Isabelle	Director	September 28, 2010
Warren J. Isabelle

/s/ Thomas C. Quick	Director	September 28, 2010
Thomas C. Quick

/s/ David Rector	Director	September 28, 2010
David Rector

/s/ Rudolf Stalder	Director	September 28, 2010
Rudolf Stalder

/s/ Jack Van Hulst	Director	September 28, 2010
Jack Van Hulst

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

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

3.3
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on September 22, 2009. (Incorporated by reference to Exhibit 3.3 of Senesco Technologies, Inc. annual report on Form 10-K/A for the period ended June 30, 2009.)

3.4
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on May 25, 2010. (Incorporated by reference to Exhibit 3.1 to Senesco Technologies, Inc. current report on Form 8-K filed on May 28, 2010.)

3.5
Amended and Restated By-laws of Senesco Technologies, Inc. as adopted on October 2, 2000. (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 2000.)

3.6
Certificate of Designations to the Company’s Certificate of Incorporation (Series A)(Incorporated by reference to Exhibit 3.1 to Senesco Technologies, Inc. current report on Form 8-K filed on March 29, 2010)

3.7
Certificate of Designations to the Company’s Certificate of Incorporation (Series B)(Incorporated by reference to Exhibit 3.2 to Senesco Technologies, Inc. current report on Form 8-K filed on March 29, 2010)

4.1
Form of Warrant issued to Stanford Venture Capital Holdings, Inc. and certain officers of Stanford Venture Capital Holdings, Inc. (with attached schedule of parties and terms thereto). (Incorporated by reference to Exhibit 4.1 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 2001.)

Exhibit No.	Description of Exhibit

4.2
Form of Warrant issued to H.C. Wainwright & Co., Inc., or its designees, dated as of October 10, 2006 (Incorporated by reference to Exhibit 10.42 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2006.)

4.3
Form or Warrant issued to certain accredited investors dated October 10, 2006 (with attached schedule of parties and terms thereto).  (Incorporated by reference to Exhibit 10.40 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2006.)

4.4	Form of Series A Warrant issued to YA Global Investments, L.P. (Incorporated by reference to Exhibit 4.15 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2007.)

4.5
Form of Series A Warrant issued to Stanford Venture Capital Holdings, Inc. (Incorporated by reference to Exhibit 4.16 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2007.)

4.6	Form of Series B Warrant issued to YA Global Investments, L.P. (Incorporated by reference to Exhibit 4.19 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2007.)

4.7
Form of Series B Warrant issued to Stanford Venture Capital Holdings, Inc. (Incorporated by reference to Exhibit 4.20 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2007.)

4.8
Form of Warrant issued to H.C. Wainwright & Co., Inc or its designees. (Incorporated by reference to Exhibit 4.21 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2008.)

4.9	Form of Series A Warrant issued to Partlet Holdings Ltd. (Incorporated by reference to Exhibit 4.1 of Senesco Technologies, Inc. current report on Form 8-K, filed on July 10, 2009.)

4.10	Form of Series B Warrant issued to Partlet Holdings Ltd. (Incorporated by reference to Exhibit 4.1 of Senesco Technologies, Inc. current report on Form 8-K, filed on July 10, 2009.)

4.11
Form of Series A Warrant issued to each of Robert Forbes, Timothy Forbes, Harlan W. Waksal, M.D., Rudolf Stalder, Christopher Forbes, David Rector, John N. Braca, Jack Van Hulst, Warren Isabelle and the Thomas C. Quick Charitable Foundation. (Incorporated by reference to Exhibit 4.1 of Senesco Technologies, Inc. current report on Form 8-K, filed on July 30, 2009.)

4.12
Form of Series B Warrant issued to each of Robert Forbes, Timothy Forbes, Harlan W. Waksal, M.D., Rudolf Stalder, Christopher Forbes, David Rector, John N. Braca, Jack Van Hulst, Warren Isabelle and the Thomas C. Quick Charitable Foundation. (Incorporated by reference to Exhibit 4.1 of Senesco Technologies, Inc. current report on Form 8-K, filed on July 30, 2009.)

Exhibit No.	Description of Exhibit

4.13	Form of Series A Warrant issued to Cato Holding Company. (Incorporated by reference to Exhibit 4.1 of Senesco Technologies, Inc. current report on Form 8-K, filed on July 30, 2009.)

4.14	Form of Series B Warrant issued to Cato Holding Company. (Incorporated by reference to Exhibit 4.1 of Senesco Technologies, Inc. current report on Form 8-K, filed on July 30, 2009.)

4.15
Form of Series A Common Stock Purchase Warrant issued to certain accredited investors (Incorporated by reference to Exhibit 4.1 of Senesco Technologies, Inc. current report on Form 8-K filed on March 29, 2010.)

4.16
Form of Series B Common Stock Purchase Warrant issued to certain affiliated investors (Incorporated by reference to Exhibit 4.2 of Senesco Technologies, Inc. current report on Form 8-K filed on March 29, 2010.)

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

10.10
Indemnification Agreement by and between Senesco Technologies, Inc. and Leslie J. Browne, Ph.D. dated as of May 25, 2010.  (Incorporated by reference to Exhibit 10.2 of Senesco Technologies, Inc. current report on Form 8-K filed on May 25, 2010.)

10.11*
Employment Agreement by and between Senesco Technologies, Inc. and Joel Brooks, dated July 1, 2003.  (Incorporated by reference to Exhibit 10.29 of Senesco Technologies, Inc. annual report on Form 10-KSB for the period ended June 30, 2003.)

10.12*
Employment Agreement by and between Senesco Technologies, Inc. and Richard Dondero, dated July 19, 2004.  (Incorporated by reference to Exhibit 10.39 of Senesco Technologies, Inc. annual report on Form 10-KSB for the period ended June 30, 2004.)

10.13*
Offer Letter by and between Senesco Technologies, Inc. and Leslie J. Browne, Ph.D.  dated May 25, 2010.  (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. current report on Form 8-K filed on May 25, 2010.)

10.14
Nondisclosure, Noncompetition and Invention Assignment Agreement by and between Leslie J. Browne, Ph.D. and Senesco Technologies, Inc. dated May 25, 2010. (Incorporated by reference to Exhibit 10.3 of Senesco Technologies, Inc. current report on Form 8-K filed on May 25, 2010.)

10.15*
Confidential Separation Agreement and General Release by and between the Company and Bruce C. Galton dated as of November 23, 2009. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. current report on Form 8-K filed on November 25, 2010.)

10.16*
Confidential Separation Agreement and General Release by and between the Company and Sascha P. Fedyszyn dated as of February 2, 2010. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. current report on Form 8-K filed on February 4, 2010.)

10.17*
Consulting Agreement by and between Senesco Technologies, Inc. and John E. Thompson, Ph.D., dated July 12, 1999.  (Incorporated by reference to Senesco Technologies, Inc. annual report on Form 10-KSB for the period ended June 30, 2000.)

10.18*
Amendment to Consulting Agreement of July 12, 1999, as modified on February 8, 2001, by and between Senesco, Inc. and John E. Thompson, Ph.D., dated December 13, 2002.  (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 2002.)

Exhibit No.	Description of Exhibit

10.19 *
Amendment # 5 to Consulting Agreement of July 12, 1999, as modified, by and between Senesco, Inc. and John E. Thompson, Ph.D., dated June 15, 2007. (Incorporated by reference to Exhibit 10.49 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2007.)

10.20 *
Amendment # 6 to Consulting Agreement of July 12, 1999, as modified, by and between Senesco, Inc. and John E. Thompson, Ph.D., dated June 25, 2009. (Incorporated by reference to Exhibit 10.17 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2009.)

10.21 +
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

10.24 +
Development and License Agreement by and between Senesco Technologies, Inc. and The Scotts Company, dated March 8, 2004.  (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended March 31, 2004.)

10.25 +
Development and License Agreement with Broin and Associates, Inc. (currently known as Poet) dated as of October 14, 2004.  (Incorporated by reference to Exhibit 10.2 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended September 30, 2004.)

10.26 +
License Agreement by and between Senesco Technologies, Inc. and Bayer CropScience GmbH, dated as of November 8, 2006.  (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-Q for the quarterly period ended December 31, 2006.)

10.27 +
License Agreement with Bayer CropScience AG dated as of July 23, 2007. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended September 30, 2007.)

10.28 +
Patent License Agreement with Monsanto Company dated as of August 6, 2007. (Incorporated by reference to Exhibit 10.2 of Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended September 30, 2007.)

10.29 +
License Agreement with Bayer CropScience AG dated as of September 17, 2007. (Incorporated by reference to Exhibit 10.3 of Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended September 30, 2007.)

Exhibit No.	Description of Exhibit

10.30
Research Agreement by and among Senesco Technologies, Inc., Dr. John E. Thompson and the University of Waterloo, dated September 1, 1998, as amended. (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 1998.)

10.31
Amendment to Research Agreement by and among the University of Waterloo, Senesco, Inc. and Dr. John E. Thompson, Ph.D., dated August 27, 2009. (Incorporated by reference to Exhibit 10.2 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2009.)

10.32 †	Amendment to Research Agreement by and among the University of Waterloo, Senesco, Inc. and Dr. John E. Thompson, Ph.D., dated September 1, 2010.

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

10.48
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

10.49
Securities Purchase Agreement by and between Senesco Technologies, Inc. and Cato Holding Company dated as of July 29, 2009. (Incorporated by reference to Exhibit 10.2 of Senesco Technologies, Inc. current report on Form 8-K , filed on July 30, 2009.)

10.50
Securities Purchase Agreement by and between Senesco Technologies, Inc. and certain investors (Non-Affiliates). (Incorporated by reference to Exhibit 10.2 of Senesco Technologies, Inc. current report on Form 8-K filed on March 29, 2010.)

Exhibit No.	Description of Exhibit

10.51
Securities Purchase Agreement by and between Senesco Technologies, Inc. and certain investors (Non-Affiliates). (Incorporated by reference to Exhibit 10.3 of Senesco Technologies, Inc. current report on Form 8-K filed on March 29, 2010.)

10.52
Securities Purchase Agreement by and between Senesco Technologies, Inc. and certain investors (Affiliates). (Incorporated by reference to Exhibit 10.4 of Senesco Technologies, Inc. current report on Form 8-K filed on March 29, 2010.)

10.53
Registration Rights Agreement dated March 26, 2010 by and between Senesco Technologies, Inc. and certain investors. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. current report on Form 8-K filed on March 29, 2010.)

10.54
Office lease by and between Senesco Technologies, Inc. and Matrix/AEW NB, LLC, dated March 16, 2001.  (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended March 31, 2001.)

10.55
Credit Agreement dated as of February 17, 2010 by and between Senesco Technologies, Inc. and JMP Securities. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended March 31, 2010.)

10.56
Letter Agreement dated as of March 3, 2010 by and between the Company and YA Global Investments L.P. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. current report on Form 8-K filed on March 4, 2010.)

10.57
Letter Agreement dated as of March 4, 2010 sent to the Company by certain of its insiders relating to the conversion of convertible debentures. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. current report on Form 8-K filed on March 5, 2010.)

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

10.61*	Amendment to Senesco Technologies, Inc. 2008 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. current report on Form 8-K filed on May 28, 2010.)

10.62*
Form of Stock Option Agreement under the Senesco Technologies, Inc. 2008 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.5 of Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended September 30, 2009.)

Exhibit No.	Description of Exhibit

10.63*
Form of Restricted Stock Unit Issuance Agreement under the Senesco Technologies, Inc. 2008 Stock Incentive Plan. (Incorporated by reference to exhibit 10.6 of Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended September 30, 2009.)

17.1	Resignation Letter of Jack Van Hulst dated May 24, 2010. (Incorporated by reference to Exhibit 17.1 of Senesco Technologies, Inc. current report on Form 8-K filed on May 25, 2010.)

21	Subsidiaries of the Registrant. (Incorporated by reference to Senesco Technologies, Inc. annual report on Form 10-KSB for the period ended June 30, 1999.)

23.1 †	Consent of McGladrey & Pullen, LLP.

31.1 †	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 †	Certification of the principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 †	Certification of the principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 †	Certification of the principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 13(a) of Form 10-K.
†	Filed herewith.
+ The SEC granted Confidential Treatment for portions of this Exhibit.

SENESCO TECHNOLOGIES, INC.

AND SUBSIDIARY

(a development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

SENESCO TECHNOLOGIES, INC AND SUBSIDIARY
(a development stage company)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Balance Sheets	F-3
Statements of Operations	F-4
Statements of Stockholders' Equity	F-5 - F-9
Statements of Cash Flows	F-10
Notes to Consolidated Financial Statements	F-11 - F-32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Senesco Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Senesco Technologies, Inc. and Subsidiary (a development stage company) as of June 30, 2010 and June 30, 2009, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2010 and cumulative amounts from July 1, 1998 (inception) to June 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Senesco Technologies, Inc. and Subsidiary as of June 30, 2010 and June 30, 2009, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2010 and cumulative amounts from July 1, 1998 (inception) to June 30, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 10 to the financial statements, Senesco Technologies, Inc. has changed its method of accounting for derivative instruments as of July 1, 2009 due to the adoption of Financial Accounting Standards Board Accounting Codification Topic 815-40, “Evaluating Whether an Instrument Involving a Contingency is Considered Indexed to an Entity’s Own Stock”.

We were not engaged to examine management’s assertion about the effectiveness of Senesco Technologies, Inc.'s internal control over financial reporting as of June 30, 2010, included in the accompanying Item 9A. Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP
New York, New York

September 28, 2010

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2010	2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8,026,296	$380,569
Short-term investments	-	1,050,000
Prepaid research supplies and expenses	1,304,795	1,161,348
Total Current Assets	9,331,091	2,591,917

Equipment, furniture and fixtures, net	4,554	5,986
Deferred financing costs, net of accumulated amortization of $592,308 as of June 30, 2009	-	632,324
Intangibles, net	4,568,895	3,884,999
Deferred income tax assets, net	-	-
Security deposit	7,187	7,187
TOTAL ASSETS	$13,911,727	$7,122,413

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$557,420	$976,680
Accrued expenses	576,857	355,937
Line of credit	2,194,844	-
Total Current Liabilities	3,329,121	1,332,617

Warrant liabilities ($490,438 to related parties)	2,493,794	-
Convertible notes, net of discount of $9,448,783 as of June 30, 2009	-	6,217
Grant payable	99,728	99,728
Deferred rent	8,060	16,017
TOTAL LIABILITIES	5,930,703	1,454,579

STOCKHOLDERS' EQUITY:

Preferred stock, $0.01 par value, authorized 5,000,000 shares
Series A 10,297 shares issued and 8,035 shares outstanding	80	-
(liquidation preference of $8,235,875 at June 30, 2010)
Series B 1,200 shares issued and outstanding	12	-
(liquidation preference of $1,210,000 at June 30, 2010)
Common stock, $0.01 par value, authorized 250,000,000 shares,
issued and outstanding 50,092,204 and 19,812,043, respectively	500,922	198,120
Capital in excess of par	58,321,169	41,419,613
Deficit accumulated during the development stage	(50,841,159)	(35,949,899)
Total Stockholders' Equity	7,981,024	5,667,834
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,911,727	$7,122,413

See notes to consolidated financial statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

				Cumulative
	Year ended June 30,			Amounts from
	2010	2009	2008	Inception
Revenue	$140,000	$275,000	$456,667	$1,590,000

Operating expenses:
General and administrative	2,349,116	2,205,739	2,291,263	26,280,311
Research and development	2,637,407	2,353,962	1,764,426	14,948,964
Total operating expenses	4,986,523	4,559,701	4,055,689	41,229,275

Loss from operations	(4,846,523)	(4,284,701)	(3,599,022)	(39,639,275)

Other non-operating income (expense)

Fair value – warrant liability	2,516,661	-	-	7,248,428

Sale of state income tax loss – net	-	-	-	586,442

Other noncash income	-	-	-	321,259

Loss on extinguishment of debt	(361,877)	-	-	(361,877)

Amortization of debt discount and financing costs	(10,081,107)	(478,000)	(668,763)	(11,227,870)

Interest expense – convertible notes	(586,532)	(1,007,244)	(434,154)	(2,027,930)

Interest (expense) income - net	(24,135)	43,076	100,449	499,178

Net loss	(13,383,513)	(5,726,869)	(4,601,490)	(44,601,645)

Preferred dividends including beneficial conversion feature of $5,330,039	(6,239,514)	-	-	(6,239,514)

Loss applicable to common shares	$(19,623,027)	$(5,726,869)	$(4,601,490)	$(50,841,159)

Basic and diluted net loss per common share	$(0.67)	$(0.30)	$(0.26)

Basic and diluted weighted-average number of common shares outstanding	29,112,976	18,888,142	17,660,466

See notes to consolidated financial statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Period from July 1, 1998 (date of inception) to June 30, 2010

						Deficit
						Accumulated
						During the	Stockholders'
					Capital in Excess	Development	Equity
	Preferred Stock		Common Stock		of Par Value	Stage	(Deficiency)
	Shares	Amount	Shares	Amount

Common stock outstanding	-	$-	2,000,462	$20,005	$(20,005)	$-	$-

Contribution of capital	-	-	-	-	85,179	-	85,179

Issuance of common stock in reverse merger on January 22, 1999 at $0.01 per share	-	-	3,400,000	34,000	(34,000)	-	-

Issuance of common stock for cash on May 21, 1999 at $2.63437 per share	-	-	759,194	7,592	1,988,390	-	1,995,982

Issuance of common stock for placement fees on May 21, 1999 at $0.01 per share	-	-	53,144	531	(531)	-	-

Net loss	-	-	-	-	-	(1,168,995)	(1,168,995)

Balance at June 30, 1999	-	-	6,212,800	62,128	2,019,033	(1,168,995)	912,166

Issuance of common stock for cash on January 26, 2000 at $2.867647 per share	-	-	17,436	174	49,826	-	50,000

Issuance of common stock for cash on January 31, 2000 at $2.87875 per share	-	-	34,737	347	99,653	-	100,000

Issuance of common stock for cash on February 4, 2000 at $2.924582 per share	-	-	85,191	852	249,148	-	250,000

Issuance of common stock for cash on March 15, 2000 at $2.527875 per share	-	-	51,428	514	129,486	-	130,000

Issuance of common stock for cash on June 22, 2000 at $1.50 per share	-	-	1,471,700	14,718	2,192,833	-	2,207,551

Commissions, legal and bank fees associated with issuances for the year ended June 30, 2000	-	-	-	-	(260,595)	-	(260,595)

Fair market value of options and warrants vested during the year ended June 30, 2000	-	-	-	-	1,475,927	-	1,475,927

Net loss	-	-	-	-	-	(3,346,491)	(3,346,491)

Balance at June 30, 2000	-	-	7,873,292	78,733	5,955,311	(4,515,486)	1,518,558

Fair market value of options and warrants vested during the year ended June 30, 2001	-	-	-	-	308,619	-	308,619

Net loss	-	-	-	-	-	(2,033,890)	(2,033,890)

Balance at June 30, 2001	-	-	7,873,292	78,733	6,263,930	(6,549,376)	(206,713)

continued

See notes to consolidated financial statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Period from July 1, 1998 (date of inception) to June 30, 2010

						Deficit
						Accumulated
						During the	Stockholders'
					Capital in Excess	Development	Equity
	Preferred Stock		Common Stock		of Par Value	Stage	(Deficiency)
	Shares	Amount	Shares	Amount

Issuance of common stock and warrants for cash from November 30, 2001 through April 17, 2002 at $1.75 per unit	-	$-	3,701,430	$37,014	$6,440,486	$-	$6,477,500

Issuance of common stock and warrants associated with bridge loan conversion on December 3, 2001	-	-	305,323	3,053	531,263	-	534,316

Commissions, legal and bank fees associated with issuances during the year ended June 30, 2002	-	-	-	-	(846,444)	-	(846,444)

Fair market value of options and warrants vested during the year ended June 30, 2002	-	-	-	-	1,848,726	-	1,848,726

Net loss	-	-	-	-	-	(3,021,709)	(3,021,709)

Balance at June 30, 2002	-	-	11,880,045	118,800	14,237,961	(9,571,085)	4,785,676

Fair market value of options and warrants vested during the year ended June 30, 2003	-	-	-	-	848,842	-	848,842

Net loss	-	-	-	-	-	(2,778,004)	(2,778,004)

Balance at June 30, 2003	-	-	11,880,045	118,800	15,086,803	(12,349,089)	2,856,514

Issuance of common stock and warrants for cash from January 15, 2004 through February 12, 2004 at $2.37 per unit	-	-	1,536,922	15,369	3,627,131	-	3,642,500

Allocation of proceeds to warrants	-	-	-	-	(2,099,090)	-	(2,099,090)

Reclassification of warrants	-	-	-	-	1,913,463	-	1,913,463

Commissions, legal and bank fees associated with issuances for the year ended June 30, 2004	-	-	-	-	(378,624)	-	(378,624)

Fair market value of options and warrants vested during the year ended June 30, 2004	-	-	-	-	1,826,514	-	1,826,514

Options and warrants exercised during the year ended June 30, 2004 at exercise prices ranging from $1.00 to $3.25	-	-	370,283	3,704	692,945	-	696,649

Net loss	-	-	-	-	-	(3,726,951)	(3,726,951)

Balance at June 30, 2004	-	-	13,787,250	137,873	20,669,142	(16,076,040)	4,730,975

continued

See notes to consolidated financial statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Period from July 1, 1998 (date of inception) to June 30, 2010

						Deficit
						Accumulated
						During the	Stockholders'
					Capital in Excess	Development	Equity
	Preferred Stock		Common Stock		of Par Value	Stage	(Deficiency)
	Shares	Amount	Shares	Amount

Issuance of common stock and warrants for cash on May 9, 2005 at $2.11 per unit	-	$-	1,595,651	$15,957	$3,350,872	$-	$3,366,829

Allocation of proceeds to warrants	-	-	-	-	(1,715,347)	-	(1,715,347)

Reclassification of warrants	-	-	-	-	1,579,715	-	1,579,715

Commissions, legal and bank fees associated with the issuance on May 9, 2005	-	-	-	-	(428,863)	-	(428,863)

Options and warrants exercised during the year ended June 30, 2005 at exercise prices ranging from $1.50 to $3.25	-	-	84,487	844	60,281	-	61,125

Fair market value of options and warrants vested during the year ended June 30, 2005	-	-	-	-	974,235	-	974,235

Net loss	-	-	-	-	-	(2,978,918)	(2,978,918)

Balance at June 30, 2005	-	-	15,467,388	154,674	24,490,035	(19,054,958)	5,589,751

Warrants exercised during the year ended June 30, 2006 at an exercise price of $0.01	-	-	10,000	100	-	-	100

Fair market value of options and warrants vested during the year ended June 30, 2006	-	-	-	-	677,000	-	677,000

Net loss	-	-	-	-	-	(3,314,885)	(3,314,885)

Balance at June 30, 2006	-	-	15,477,388	154,774	25,167,035	(22,369,843)	2,951,966

Issuance of common stock and warrants for cash on October 10, 2006 at $1.135 per unit	-	-	1,986,306	19,863	2,229,628	-	2,249,491

Commissions, legal and bank fees associated with the issuance on October 10, 2006	-	-	-	-	(230,483)	-	(230,483)

Warrants exercised during the year ended June 30, 2007 at an exercise price of $0.01	-	-	10,000	100	-	-	100

Fair market value of options and warrants vested during the year ended June 30, 2007	-	-	-	-	970,162	-	970,162

Net loss	-	-	-	-	-	(3,251,697)	(3,251,697)

Balance at June 30, 2007	-	-	17,473,694	174,737	28,136,342	(25,621,540)	2,689,539

continued

See notes to consolidated financial statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Period from July 1, 1998 (date of inception) to June 30, 2010

						Deficit
						Accumulated
						During the	Stockholders'
					Capital in Excess	Development	Equity
	Preferred Stock		Common Stock		of Par Value	Stage	(Deficiency)
	Shares	Amount	Shares	Amount

Fair market value of options and warrants vested during the year ended June 30, 2008	-	$-	-	$-	$1,536,968	$-	$1,536,968

Allocation of proceeds, net of fees paid to holder, from the issuance of convertible notes and warrants on September 21, 2007, October 16, 2007, December 20, 2007, and June 30, 2008	-	-	-	-	9,340,000	-	9,340,000

Convertible notes converted into common stock during the year ended June 30, 2008	-	-	555,556	5,556	430,952	-	436,508

Issuance of common stock in lieu of cash payment for interest during the year ended June 30, 2008	-	-	345,867	3,458	430,696	-	434,154

Net loss	-	-	-	-	-	(4,601,490)	(4,601,490)

Balance at June 30, 2008	-	-	18,375,117	183,751	39,874,958	(30,223,030)	9,835,679

Fair market value of options and warrants vested during the year ended June 30, 2009	-	-	-	-	506,847	-	506,847

Warrants exercised during the year ended June 30, 2009 at an exercise price of $0.01	-	-	2,395	24	(24)	-	-

Issuance of common stock in lieu of cash payment for interest during the year ended June 30, 2009	-	-	1,271,831	12,718	994,526	-	1,007,244

Convertible notes converted into common stock during the year ended June 30, 2009	-	-	50,000	500	44,433	-	44,933

Issuance of common stock in connection with Short-Term Incentive Plan during the year ended June 30, 2009	-	-	112,700	1,127	(1,127)	-	-

Net loss	-	-	-	-	-	(5,726,869)	(5,726,869)

Balance at June 30, 2009	-	-	19,812,043	198,120	41,419,613	(35,949,899)	5,667,834

continued

See notes to consolidated financial statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Period from July 1, 1998 (date of inception) to June 30, 2010

						Deficit
						Accumulated
						During the	Stockholders'
					Capital in Excess	Development	Equity
	Preferred Stock		Common Stock		of Par Value	Stage	(Deficiency)
	Shares	Amount	Shares	Amount

Cumulative effect of change in accounting principle- implementation of FASB ASC Topic 815-40	-	$-	-	$-	$(7,931,875)	$4,731,767	$(3,200,108)

Issuance of common stock and warrants for cash on July 9, 2009 and September 30, 2009 at $0.90 per unit	-	-	1,700,000	17,000	1,513,000	-	1,530,000

Issuance of common stock and warrants for satisfaction of accounts payable on September 30, 2009	-	-	194,444	1,944	259,588	-	261,532

Legal and regulatory fees associated with the issuances on July 9, 2009 and September 30, 2009	-	-	-	-	(180,862)	-	(180,862)

Issuance of preferred stock and warrants for cash on April 1, 2010 and June 2, 2010	11,497	115	-	-	11,496,885	-	11,497,000

Deemed dividend- Preferred Stock	-	-	-	-	5,330,039	(5,330,039)	-

Legal and regulatory fees associated with the issuances of preferred stock and warrants on April 1, 2010 and June 2, 2010	-	-	-	-	(793,498)	-	(793,498)

Fair value of warrants issued on April 1, 2010 and June 2, 2010	-	-	-	-	(1,759,008)	-	(1,759,008)

Preferred stock converted into common stock during the year ended June 30, 2010	(2,262)	(23)	7,068,750	70,688	(70,665)	-	-

Warrants exercised during the year ended June 30, 2010 at an exercise price of $0.01	-	-	1,005,000	10,050	-	-	10,050

Issuance of common stock in lieu of cash payment for interest during the year ended June 30, 2010	-	-	1,353,132	13,531	539,142	-	552,673

Issuance of common stock in lieu of cash payment for dividends during the year ended June 30, 2010	-	-	3,029,465	30,295	648,305	(678,600)	-

Convertible notes converted into common stock during the year ended June 30, 2010	-	-	15,659,186	156,592	7,462,768	-	7,619,360

Issuance of common stock in connection with Short-Term Incentive Plan during the year ended June 30, 2010	-	-	116,000	1,160	(1,160)	-	-

Issuance of common stock for services during the year ended June 30, 2010	-	-	154,184	1,542	52,258	-	53,800

Fair market value of options and warrants vested during the year ended June 30, 2010	-	-	-	-	386,639	-	386,639

Repurchase of warrants during the year ended June 30, 2010	-	-	-	-	(50,000)	-	(50,000)

Dividends accrued at June 30, 2010	-	-	-	-	-	(230,875)	(230,875)

Net loss	-	-	-	-	-	(13,383,513)	(13,383,513)

Balance at June 30, 2010	9,235	$92	50,092,204	$500,922	$58,321,169	$(50,841,159)	$7,981,024

See notes to consolidated financial statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS

				Cumulative
	Year ended June 30,			Amounts from
	2010	2009	2008	Inception
Cash flows from operating activities:
Net loss	$(13,383,513)	$(5,726,869)	$(4,601,490)	$(44,601,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash capital contribution	-	-	-	85,179
Noncash conversion of accrued expenses into equity	-	-	-	131,250
Noncash income related to change in fair value of warrant liability	(2,516,661)			(7,569,687)
Issuance of common stock and warrants for interest	552,673	1,007,244	434,154	2,003,386
Issuance of common stock for services	53,800	-	-	53,800
Stock-based compensation expense	386,639	506,847	897,321	10,589,583
Depreciation and amortization	126,567	111,753	96,847	699,008
Amortization of convertible note discount	9,448,783	51,160	500,057	10,000,000
Amortization of deferred financing costs	632,324	426,839	168,706	1,227,869
Loss on extinguishment of debt	361,877	-	-	361,877
(Increase) decrease in operating assets:
Prepaid expenses and other current assets	(143,447)	(980,792)	(76,030)	(1,304,795)
Security deposit	-	-	-	(7,187)
Increase (decrease) in operating liabilities:
Accounts payable	(419,260)	606,513	260,909	557,420
Accrued expenses	165,046	41,670	(63,092)	520,983
Deferred revenue	-	-	(16,667)	-
Other liability	(7,957)	(7,045)	(6,134)	8,060
Net cash used in operating activities	(4,743,129)	(3,962,680)	(2,405,419)	(27,244,899)

Cash flows from investing activities:
Patent costs	(807,915)	(779,563)	(761,093)	(5,094,278)
Redemption (purchase) of investments, net	1,050,000	(550,000)	(250,000)	-
Purchase of equipment, furniture and fixtures	(1,116)	(4,173)	(2,783)	(178,179)
Net cash provided by (used in) investing activities	240,969	(1,333,736)	(1,013,876)	(5,272,457)

Cash flows from financing activities:
Proceeds from grant	-	-	-	99,728
Proceeds from draw-down on line of credit	2,194,844	-	-	2,194,844
Proceeds from issuance of bridge notes	-	-	-	525,000
Proceeds from issuance of preferred stock and warrants, net	10,754,841	-	-	10,754,841
Redemption of convertible notes and warrants	(2,160,986)	-	-	(2,160,986)
Proceeds from issuance of convertible notes	-	-	9,340,000	9,340,000
Deferred financing costs	-	-	(651,781)	(651,781)
Proceeds from issuance of common stock and warrants, net and exercise of warrants and options	1,359,188	-	-	20,442,006
Net cash provided by financing activities	12,147,887	-	8,688,219	40,543,652
Net (decrease) increase in cash and cash equivalents	7,645,727	(5,296,416)	5,268,924	8,026,296
Cash and cash equivalents at beginning of period	380,569	5,676,985	408,061	-
Cash and cash equivalents at end of period	$8,026,296	$380,569	$5,676,985	$8,026,296

See notes to consolidated financial statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Principle Business Activity:

The Company

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

Liquidity

As shown in the accompanying consolidated financial statements, the Company has a history of losses with a deficit accumulated during the development stage from July 1, 1998 (inception) through June 30, 2010 of $50,841,159.  Additionally, the Company has generated minimal revenues by licensing its technology for certain crops to companies willing to share in its development costs. In addition, the Company’s technology may not be ready for commercialization for several years. The Company expects to continue to incur losses for the next several years because it anticipates that its expenditures on research and development, and administrative activities will significantly exceed its revenues during that period. The Company cannot predict when, if ever, it will become profitable.

As of June 30, 2010, the Company had cash and cash equivalents in the amount of $8,026,296, which consisted of checking accounts and money market funds.  The Company estimates that such amount will cover its expenses for at least the next twelve months from June 30, 2010.

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

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition, government regulation and rapid technological change. The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential risk of business failure.

2.	Summary of Significant Accounting Policies:

Principles of consolidation

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

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management Estimates and Judgments

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  The critical accounting policies that require management's most significant estimate and judgment are the assessment of the recoverability of intangible assets, the variables and method used to calculate stock-based compensation and warrant liabilities, and the valuation allowance on deferred tax assets.  Actual results experienced by the Company may differ from management's estimates.

Pursuant to Statement of Financial Accounting Standard No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, issued by  the Financial Accounting Standards Board (FASB) in June 2009 and effective for the Company beginning July 1, 2009, the Financial Accounting Standards Board Accounting Standards Codification (referred to as the Codification or the ASC) officially became the single source of authoritative nongovernmental generally accepted accounting principles (GAAP), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force (EITF), and related accounting literature. Only one level of authoritative GAAP now exists and all other accounting literature is considered non-authoritative. The Codification reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included in the Codification is relevant SEC guidance organized using the same topical structure in separate sections within the Codification. This has an impact on the disclosures in the Company’s financial statements since all references to authoritative accounting literature will be through the Codification.

Cash and Cash Equivalents and Short-Term Investments

The Company considers all highly liquid instruments with an original maturity of 90 days or less at the time of purchase to be cash equivalents. Cash and cash equivalents consist of deposits that are readily convertible into cash.

Short-term investments consisted primarily of U.S. Treasury Notes.  For financial reporting purposes, short-term investments were classified as held-to-maturity and were stated at amortized cost. As of June 30, 2009, all short-term investments mature within one year of the balance sheet date. Realized gains and losses are determined based on the specific-identification method. The investments are reviewed on a periodic basis for other-than-temporary impairments. (See note 3 and 4).

Fair Value Measurements

ASC Topic 820, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The guidance applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.  ASC 820 defines fair value based upon an exit price model.

The Company categorizes our financial instruments into a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument. Financial assets recorded at fair value on our consolidated balance sheets are categorized as follows:

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	Level 1: Observable inputs such as quoted prices in active markets;
•	Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Short-term investments reported at fair value on our consolidated balance sheet are based on quoted prices in active markets for identical or comparable assets (Level 1). (See note 4).

The fair value of the warrant liabilities is based on the Black-Scholes Merton option pricing model (“Black-Scholes model”) (Level 2). (See note 4).

The carrying value of prepaid expenses and other current assets, accounts payable, accrued expenses, and line of credit reported in the consolidated balance sheets equal or approximate fair value due to their short maturities. The fair value of the convertible notes approximated the amortized portion of the principal amount as such instruments were at market rates available to the Company.

Concentrations of Credit Risk

The Company maintains its cash primarily in investment accounts within one large financial institution. The Federal Deposit Insurance Corporation insures these balances up to $250,000 per bank. The Company has not experienced any losses on its bank deposits and believes these deposits do not expose the Company to any significant credit risk.

Prepaid Research Services and Supplies

Prepaid research services and supplies are carried at cost and are included in prepaid expenses and other current assets on the accompanying consolidated balance sheet.  When such services are performed and supplies are used, the carrying value of the supplies are expensed in the period that they are performed or used for the development of proprietary applications and processes.

Deferred Financing Costs

Deferred financing costs represented the costs related to the placement of convertible notes during the year ended June 30, 2008.  Such costs were being amortized ratably over the term of the convertible notes.  During the year ended June 30, 2010, all of the convertible notes were either redeemed or converted into common stock.  Accordingly, the remaining unamortized deferred financing costs were fully amortized during the year ended June 30, 2010.  (See note 9)

Equipment, Furniture and fixtures

Equipment, furniture and fixtures are recorded at cost. Depreciation is calculated on a straight-line basis over the estimated useful life of each asset, generally four to seven years. Expenditures for major renewals and improvements are capitalized, and expenditures for maintenance and repairs are charged to operations as incurred. (See note 5)

Intangibles

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

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The length of time that it takes for an initial patent application to be approved is generally between four to six years.  However, due to the unique nature of each patent application, the actual length of time may vary.  If a patent application is denied, the associated cost of that application would be written off.  However, the Company has not had any patent applications denied as of June 30, 2010.  Additionally, should a patent application become impaired during the application process, the Company would write down or write off the associated cost of that patent application.

Issued patents and agricultural patent applications pending are being amortized over a period of 17 years, the expected economic life of the patent. (See note 6).

Impairment of Long-lived Assets

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

Net Loss per Common Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

For all periods presented, basic and diluted loss per share are the same, as any additional common stock equivalents would be anti-dilutive. Potentially dilutive shares of common stock that have been excluded from the calculation of the weighted average number of dilutive common shares.

For the year ended June 30, 2010, there were 91,299,773 additional potentially dilutive shares of common stock. These additional shares include 28,859,375 shares issuable upon conversion of the Preferred Stock, and 62,440,398 outstanding options and warrants.  For the year ended June 30, 2009, there were 33,779,411 additional potentially dilutive shares of common stock. These additional shares include 10,505,556 shares issuable upon conversion of the 8% Convertible Notes and 23,273,855 outstanding options and warrants.  For the year ended June 30, 2008, there were 34,078,081 additional potentially dilutive shares of common stock. These additional shares include 10,555,555 shares issuable upon conversion of the 8% Convertible Notes and 23,522,526 outstanding options and warrants.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The asset and liability method requires that deferred tax assets and liabilities be recorded without consideration as to their realizability. The deferred tax asset primarily includes net operating loss carryforwards. The portion of any deferred tax asset for which it is more likely than not that a tax benefit will not be realized must then be offset by recording a valuation allowance. A valuation allowance has been established against all of the deferred tax assets as it is more likely than not that these assets will not be realized given the history of operating losses.

While the Company believes that its tax positions are fully supportable, there is a risk that certain positions could be challenged successfully.  In these instances, the Company looks to establish reserves.  If the Company determined that a tax position is more likely than not of being sustained upon audit, based solely on the technical merits of the position, the Company would recognize the benefit.  The Company measures the benefit by determining the amount that has a likelihood greater than 50% of being realized upon settlement.  The Company presumes that all tax positions will be examined by a taxing authority with full knowledge of all relevant information.   The Company regularly monitors its tax positions, tax assets and tax liabilities.  The Company reevaluates the technical merits of its tax positions and would recognize an uncertain tax benefit or derecognize a previously recorded tax benefit when (i) there is a completion of a tax audit, (ii) there is a change in applicable tax law including a tax case or legislative guidance, or (iii) there is an expiration of the statute of limitations.  Significant judgment is required in accounting for tax reserves.   As of June 30, 2010, the Company determined that it had no liability for uncertain income taxes. The Company’s policy is to recognize potential accrued interest and penalties related to the liability for uncertain tax benefits, if applicable, in income tax expense.  The Company’s tax returns for the years ended June 30, 2010, 2009, 2008 and 2007 are open for examination. (See note 13).

Revenue Recognition

The Company has received certain nonrefundable upfront fees in exchange for the transfer of its technology to licensees.  Upon delivery of the technology, the Company had no further obligations to the licensee with respect to the basic technology transferred and, accordingly, recognized revenue at that time.  The Company has and may continue to receive additional payments from its licensees in the event such licensees achieve certain development or commercialization milestones in their particular field of use.  Milestone payments, which are contingent upon the achievement of certain research goals, are recognized as revenue when the milestones, as defined in the particular agreement, are achieved.

Stock-based Payments

The Company accounts for stock-based compensation under the provisions of FASB ASC Topic 718,  Compensation—Stock Compensation   (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. The Company adopted ASC 718 on January 1, 2006. The Company estimates the fair value of stock-based awards on the date of grant using the Black-Scholes model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. The Company estimates forfeitures at the time of grant and revise our estimate in subsequent periods if actual forfeitures differ from those estimates.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company accounts for stock-based compensation awards to non-employees in accordance with FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees   (“ASC 505-50”). Under ASC 505-50, the Company determines the fair value of the warrants or stock-based compensation awards granted as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

All issuances of stock options or other equity instruments to non-employees as consideration for goods or services received by the Company are accounted for based on the fair value of the equity instruments issued. Any stock options issued to non-employees are recorded as an expense and additional paid-in capital in stockholders’ equity over the applicable service periods using variable accounting through the vesting dates based on the fair value of the options at the end of each period.

The following table sets forth the total stock-based compensation expense and issuance of common stock for services included in the consolidated statements of operations for the years ended June 30, 2010, 2009 and 2008 and from inception to date.

	Year Ended June 30,			Cummulative
	2010	2009	2008	From Inception
General and administrative	433,414	445,255	749,100	9,164,710
Research and development	7,025	61,592	148,221	1,478,673

Total	$440,439	$506,847	$897,321	$10,643,383

The Company estimated the fair value of each option grant throughout the year using the Black-Scholes option-pricing model using the following assumptions for the Plan:

	Year Ended June 30,
	2010	2009	2008
Risk-free interest rate (2)	2.0%-3.9%	1.3%-2.1%	1.9%-4.1%
Expected volatility	100-106%	100%	100%
Dividend yield	None	None	None
Expected life (1)	3.5-6.2	3.0-5.5	4-6

(1)   Expected life was estimated using the “simplified” method, as allowed under the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 110.
(2)   Represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term.

The economic values of the options will depend on the future price of the Company's common stock, par value $0.01 (the “Common Stock”), which cannot be forecast with reasonable accuracy.

Research and Development

Research and development costs are expensed as incurred.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental Cash Flow Information

				Cumulative
	Year Ended June 30,			Amounts from
	2010	2009	2008	Inception
Supplemental disclosure of non-cash transactions:
Conversion of convertible note into common stock	$9,455,000	$45,000	$500,000	$10,000,000
Conversion of bridge notes into common stock	-	-	-	534,316
Conversion of preferred stock into common stock	70,687	-	-	70,687
Allocation of preferred stock proceeds to warrants and beneficial conversion feature	7,089,047	-	-	7,089,047
Allocation of convertible debt proceeds to warrants and beneficial conversion feature	-	-	9,340,000	9,340,000
Warrants issued for financing costs	51,339	-	639,645	690,984
Issuance of common stock for interest payments on convertible notes	552,673	1,007,244	434,154	2,003,386

Recent Accounting Pronouncements Applicable to the Company

In January 2010, the Financial Accounting Standards Board (FASB) issued guidance that amends ASC Topic 820, Fair Value Measurements and Disclosures, that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information about purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. This guidance also clarifies existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. Except for the detailed Level 3 roll forward disclosures, the guidance is effective for reporting periods beginning after December 15, 2009 and did not have an impact on the Company’s consolidated financial statements.

In March 2010, the FASB issued new guidance that updates ASC Topic 605, Revenue Recognition, which addresses accounting for arrangements in which a vendor satisfies its performance obligations over time, with all or a portion of the consideration contingent on future events, referred to as “milestones.” The Milestone Method of Revenue Recognition is limited to arrangements which involve research or development activities. A milestone is defined as an event for which, at the date the arrangement is entered into, there is substantive uncertainty whether the event will be achieved, and the achievement of the event is based in whole or in part on either the vendor’s performance or a specific outcome resulting from the vendor’s performance. In addition, the achievement of the event would result in additional payments being due to the vendor. The Milestone Method of Revenue Recognition allows a vendor to adopt an accounting policy to recognize arrangement consideration that is contingent on the achievement of a substantive milestone in its entirety in the period the milestone is achieved. The Milestone Method of Revenue Recognition is effective on a prospective basis, with an option for retrospective application for milestones achieved in fiscal years and interim periods within those fiscal years beginning on or after June 15, 2010. Early adoption is permitted. If an entity elects early application in a period that is not the first reporting period of its fiscal year, then the guidance must be applied retrospectively from the beginning of that fiscal year. The Company will determine the impact of the new accounting standard as it enters into new revenue arrangements that include the achievement of milestones and earns payments under either new or existing revenue arrangements.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Investments:

At June 30, 2009, the amortized cost basis, aggregate fair value, gross unrealized gains and maturity by majority security type were as follows:

	Gross Unrealized
	Amortized Cost	Gains	Losses	Fair Market Value
June 30, 2009:
Held-to-maturity securities:
U.S. Treasury Notes	$1,050,000	$-	$-	$1,050,000

4.	Fair Value Measurements:

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2010 and 2009:

		Fair Value Measurement at June 30,
	Carrying	2010
	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$8,026,296	$8,026,296	$-	$-

Liabilities:
Warrant liabilities	$2,493,794	$-	$2,493,794	$-

		Fair Value Measurement at June 30,
	Carrying	2009
	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$380,569	$380,569
U.S. Treasury Notes	1,050,000	1,050,000	$-	$-
	$1,430,569	$1,430,569	$-	$-

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Equipment, Furniture and Fixtures:

Equipment, Furniture and Fixtures consist of the following:

	June 30,
	2010	2009
Equipment	$24,566	$39,909
Furniture and fixtures	67,674	67,674
	92,240	107,583
Less—Accumulated depreciation	(87,686)	(101,597)
	$4,554	$5,986

Depreciation expense aggregated $2,548, $3,646, $4,850 and $173,625 for the years ended June 30, 2010, 2009, 2008, and cumulatively from inception through June 30, 2010, respectively.

6.	Intangible assets:

Intangible assets consist of the following:

	June 30,
	2010	2009
Patents approved	$850,419	$830,152
Patents pending	4,243,859	3,456,211
	5,094,278	4,286,363
Accumulated amortization	(525,383)	(401,364)
	$4,568,895	$3,884,999

Amortization expense amounted to $124,019, $108,107, $91,997 and $525,383 for the years ended June 30, 2010, 2009, 2008, and cumulatively from inception through June 30, 2010, respectively.

Estimated amortization expense for the next five years is as follows:

Year ended June 30,
2011	$175,000
2012	175,000
2013	175,000
2014	175,000
2015	175,000

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Accrued Expenses:

Accrued expenses were comprised of the following:

	June 30,
	2010	2009
Accrued research	$218,514	$152,226
Accrued dividends payable	230,875	-
Accrued director fees	29,041	44,800
Accrued patent costs	36,962	96,313
Accrued legal	29,682	43,216
Accrued other	31,783	19,382
	$576,857	$355,937

8.	Line of Credit:

On February 17, 2010, the Company entered into a credit agreement with JMP Securities LLC.  The agreement provides the Company with, subject to certain restrictions, including the existence of suitable collateral, up to a $3.0 million line of credit upon which the Company may draw at any time (the “Line of Credit”).  Any draws upon the Line of Credit accrue at a monthly interest rate of (i) the broker rate in effect at the time of the draw (which was 2.0% at June 30, 2010), plus (ii) 2.75%.  There are no other conditions or fees associated with the Line of Credit.  The Line of Credit is not secured by any assets of the Company, but it is secured by certain assets of one of the Company’s Board of Directors, Harlan W. Waksal, M.D., which is currently held by JMP Securities.  The balance outstanding as of June 30, 2010 is $2,194,844.

9.	Convertible Notes:

On August 1, 2007 and August 29, 2007, the Company entered into a binding Securities Purchase Agreement to issue $5,000,000 of 8% Convertible Notes to  YA Global Investments L.P. (“YA Global”) and  $5,000,000 of 8% Convertible Notes to Stanford Venture Capital Holdings, Inc. (“Stanford”) for aggregate gross proceeds of $10,000,000.  The convertible notes were originally convertible into the Company’s common stock at a fixed price of $0.90 per share, subject to certain adjustments through August 1, 2009 and December 20, 2009, respectively, at which time the convertible notes could convert into shares of the Company’s common stock at the lower of the fixed conversion price or 80% of the lowest daily volume-weighted average price (the “VWAP”), of the common stock during the five trading days prior to the conversion date. The maturity date of each of the convertible notes for YA Global and Stanford was December 30, 2010 and December 31, 2010, respectively.

The convertible notes accrued interest on their outstanding principal balances at an annual rate of 8%.  The Company had the option to pay interest in cash or, upon certain conditions, common stock.  If the Company paid interest in common stock, the stock would be valued at a 10% discount to the average daily VWAP for the five day trading period prior to the interest payment date (the “Interest Shares”).

The agreements with YA Global and Stanford provided for the issuance of warrants to purchase an aggregate of 5,550,000 and 8,333,333, respectively, of the Company’s Common Stock, exercisable six months and one day from the date of issuance until their expiration on the date that is five years from the date of issuance.  The warrants have been issued in two series. The exercise price of the Series A warrants is $1.01 per share, and the exercise price of the Series B warrants was $0.90 per share, subject to certain adjustments.  The warrants provide a right of cashless exercise if, at the time of exercise, there is no effective registration statement registering the resale of the shares underlying the warrants.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The conversion rate of each convertible note and the exercise price of the Series B warrants are subject to adjustment for certain events, including dividends, stock splits, combinations and the sale of the Company’s Common Stock or securities convertible into or exercisable for the Company’s Common Stock at a price less than the then applicable conversion or exercise price.  As of June 30, 2010, the exercise price of the Series B warrants has been adjusted to $0.50 per share.

During the year ended June 30, 2008, $7,931,875 of the total net proceeds of $9,340,000 from the convertible notes was allocated to the warrants based upon the fair value of the warrants which was determined using the Black-Scholes model.  The remaining $1,408,125 was allocated to the beneficial conversion feature based upon the effective conversion price of the Convertible Notes compared to the fair value of the common stock on the date of issuance of the convertible notes and warrants.

Debt discount associated with the Convertible Notes which amounted to $10,000,000 was being amortized to interest expense, using the effective yield method, over the remaining life of the Convertible Notes.  Upon conversion or redemption of the Convertible Notes into Common Stock, any unamortized debt discount relating to the portion converted or redeemed was charged to interest expense.

The material factors incorporated in the Black-Scholes model in estimating the value of the warrants include the following:

Estimated life in years	5.0
Risk-free interest rate	3.5% - 4.4%
Volatility	100%
Dividend paid	None

In connection with the issuance of the Convertible Notes, the Company incurred costs in the amount of $1,291,427 which was recorded as deferred financing costs and was being amortized ratably over the term of the convertible notes.  During the year ended June 30, 2010, as a result of the conversion and redemption of the Convertible Notes, the remaining balance of the deferred financing costs which amounted to $632,324 was fully amortized.

During the year ended June 30, 2010, YA Global converted $2,619,360 of their convertible notes into 9,635,093 shares of common stock.  From the inception of the convertible notes, YA Global converted $3,164,360 of the convertible notes into 10,250,648 shares of common stock.  On March 3, 2010, YA Global and the Company entered into a letter agreement pursuant to which the Company purchased from YA Global all of its remaining outstanding convertible notes, which in the aggregate totaled $1,835,640, for an aggregate purchase price of $2,144,844, including accrued interest of $33,859 on the convertible notes.  As a result of this transaction, the Company recorded a loss on the extinguishment of debt in the amount of $275,345.  In addition, the Company purchased from YA Global warrants to purchase 2,775,000 shares of the Company’s common stock at an exercise price of $1.01 per share, for a purchase price of $50,000.

During the year ended June 30, 2010, certain members of the Company’s board of directors acquired all of the $5,000,000 of convertible notes and warrants previously issued to Stanford and converted the $5,000,000 of convertible notes into 6,024,096 shares of common stock at a conversion price of $0.83.

Total charges to interest for amortization of debt discount were $9,448,783, $51,160, $500,057 and $10,000,000 for the years ended June 30, 2010, June 30, 2009 and June 30, 2008 and from inception through June 30, 2010, respectively.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Warrant Liabilities:

Effective July 1, 2009, the Company adopted the provisions of FASB Topic ASC 815-40, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock (“ASC 815-40”).  FASB ASC 815-40 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  As a result of adopting FASB ASC 815-40, as of July 1, 2009, 6,941,666 of the Company’s issued and outstanding common stock warrants previously accounted for as equity pursuant to the derivative treatment exemption should no longer be accounted for as equity.  As such, effective July 1, 2009, the Company reclassified the fair value of these common stock purchase warrants, which have exercise price reset features, from equity to a liability.  On July 1, 2009, using the Black Sholes model, the Company reclassified, as a cumulative effect adjustment, a total of the difference in fair value of $4,731,767, which represents the difference between the fair value on the dates of issuance of $7,931,875 and the fair value on July 1, 2009 of $3,200,108 from additional paid in capital to deficit accumulated during the development stage.  Additionally, the Company recorded a warrant liability in the amount of $3,200,108 to recognize the fair value of such warrants at July 1, 2009.

The effect on the net loss for the year ending June 30, 2009 would have been a reduction of $7,080,499, which would have resulted in net income of $1,353,630.  The effect on the basic net loss per common share would have been a reduction of $0.38 which would have resulted in basic net income per common share of $0.08.

As discussed in note 11, in connection with a private placement of preferred stock and warrants, on April 1, 2010 and June 2, 2010 the Company issued 33,257,813 warrants and 3,750,000 warrants, respectively.  In accordance with ASC 480-10, Distinguishing Liabilities from Equity, the Company determined that such warrants are to be accounted for as liabilities.  Using the Black Sholes valuation model, the Company recorded a warrant liability in the amount of $1,581,409 and $228,938, respectively related to the warrants on the issuance date.

On June 30, 2010, the Company revalued all of the warrant liabilities, using the Black Scholes model and recorded a gain on the change in fair value of the warrant liabilities amounting to $2,516,661 in the Consolidated Statement of Operations for the year ended June 30, 2010.  The fair value of the warrant liabilities at June 30, 2010 was $2,493,794.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assumptions used to value the warrants were as follows:

	July 1, 2009	June 30, 2010
Warrants issued on December 20, 2007
Estimated life in years	3.5	2.5
Risk-free interest rate (1)	1.64%	0.80%
Volatility	100%	106%
Dividend paid	None	None

	July 1, 2009	June 30, 2010
Warrants issued on June 30, 2008
Estimated life in years	4.0	3.0
Risk-free interest rate (1)	1.64%	1.00%
Volatility	100%	106%
Dividend paid	None	None

	April 1, 2010	June 30, 2010
Warrants issued on April 1, 2010
Estimated life in years	5.0	4.75
Risk-free interest rate (1)	2.59%	1.79%
Volatility	100%	106%
Dividend paid	None	None

	June 2, 2010	June 30, 2010
Warrants issued on June 2, 2010
Estimated life in years	5.0	4.9
Risk-free interest rate (1)	2.14%	1.79%
Volatility	106%	106%
Dividend paid	None	None

(1)	Represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term.

11.	Stockholders’ Equity:

Preferred Stock

Series A Preferred Stock

On April 1, 2010, the Company sold 10,297 shares of 10% Series A preferred stock to non-affiliated purchasers for cash. The Company received gross proceeds in the amount of $10,297,000 and net proceeds in the amount of $9,554,841.

Pursuant to the Agreements, the Series A Preferred Stock is convertible into approximately 32,178,125 shares of the Company’s common stock. In addition, the Series A Preferred shareholders received immediately exercisable warrants to purchase up to approximately 32,178,125 shares.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series B Preferred Stock

On June 2, 2010, the Company sold 1,200 shares of 10% Series B Preferred Stock to affiliated purchasers for cash.  The Company received proceeds in the amount of $1,200,000.

Pursuant to the agreement, the Series B Preferred Stock is convertible into approximately 3,750,000 shares of Common Stock. In addition, the Series B Preferred Shareholders received immediately exercisable warrants to purchase up to approximately 3,750,000 shares of Common Stock.

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

The shares of Preferred Stock are convertible into shares of Common Stock at an initial conversion price of $0.32 per share and are convertible at any time, The conversion price is subject to adjustment if the Company sells or grants any common stock or common stock equivalents, subject to certain exclusions, at an effective price per share that is lower than the conversion price of the Preferred Stock.  After 18 months from the date of issuance of the Preferred Stock, if the Company’s Common Stock trades above $0.80 for 20 out of 30 consecutive trading days, the Preferred Stock will no longer be subject to adjustment.

The Company may force conversion of the Preferred Stock if the Company’s Common Stock trades above $0.80 for 20 out of 30 consecutive trading days and there is an effective registration statement for the underlying Common Stock or such underlying Common Stock is freely tradable under rule 144.

Warrants

Pursuant to the Purchase Agreements, the Company delivered a Series A Warrant to the Non-Affiliate Investors and a Series B Warrant to the Affiliate Investors (the “Warrants”).  Each Warrant has an initial exercise price of $0.35 per share of Common Stock. The Warrants are immediately exercisable and have a five year term. The Series A Warrants also contain a provision which limits the holder’s beneficial ownership to a maximum of 4.99% (which percentage may be increased to 9.99% upon 60 days notice to the Company).

Placement Agent Warrants

On April 1, 2010, in connection with the issuance of the Series A Preferred Stock, the Company issued warrants to purchase 1,079,688 shares of the Company’s common stock as partial compensation for services related to the raising of the capital.  Each Warrant has an initial exercise price of $0.35 per share of Common Stock. The Warrants are immediately exercisable and have a five year term.  In accordance with ASC 480-10, Distinguishing Liabilities from Equity, the Company determined that such warrants are to be accounted for as a liability.  Accordingly, using the Black Scholes model, the Company recorded a warrant liability in the amount of $51,339 related to the warrants on the issuance date.  The Company recorded a charge to additional paid in capital as an additional cost of capital.

Registration Rights Agreement

The Company also entered into a Registration Rights Agreement by and among the Company and the Series A Preferred shareholders (the “Registration Rights Agreement”).   The Series B Preferred shareholders are not a party to the Registration Rights Agreement.  Pursuant to the Registration Rights Agreement, the Company agreed to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission within, except for certain limited exceptions, 30 days of closing the offering (the “Filing Deadline”) to register the shares of Common Stock issuable upon conversion or exercise of the shares of Series A Preferred Stock and the Warrants, as the case may be (collectively, the “Underlying Shares”). In the event the Company did not file the Registration Statement on or before the Filing Deadline, the Company would have been required to pay liquidated damages in an amount equal to 1% of the aggregate amount purchase price paid by the holder for any unregistered securities then held by such Investor up to a maximum of 3%. The Company filed such registration statement on April 23, 2010 and such registration statement was declared effective on June 23, 2010.  The Company must file additional registration statements until all of the securities may be sold pursuant to an effective registration statement or the securities become eligible for sale under Rule 144 of the Securities Act of 1933, as amended.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As discussed in note 10 above, the Company is required to record the warrants as liabilities.  As a result, the Company must allocate the proceeds to the warrants based upon their fair value with the remainder of the proceeds allocated to the preferred stock.  The Company allocated the gross proceeds of the offering as follows:

	Series A	Series B
	Preferred Stock	Preferred Stock	Total
Total gross proceeds	$10,297,000	$1,200,000	$11,497,000
Allocated to warrants	(1,530,070)	(228,938)	(1,759,008)
Allocated to preferred stock	$8,766,930	$971,062	$9,737,992

Due to the allocation of the proceeds to the fair value of the warrant at the issuance dates, the convertible feature of the Preferred Stock was below market value. Such feature, as it specifically relates to the convertible feature of the Preferred Stock, is characterized as a “Beneficial Conversion Feature” (“BCF”). Pursuant to existing accounting standards, FASB ASC topic 470.20 – Debt with Conversion and Other Options”, the estimated relative fair value of the BCF was $15,068,031. The value of the BCF which amounted to $5,330,039 was determined utilizing an intrinsic value method with the fair value of the warrants determined using the Black-Scholes model at the date of issuance. Per the guidance of accounting standards, the value of the BCF is treated as a deemed dividend to the Preferred stockholders and, due to the potential immediate convertibility of the Preferred stock at issuance, this value is recorded as an increase to both additional-paid-in-capital and accumulated deficit at the time of issuance.

Common Stock

On September 22, 2009, the stockholders approved a proposal to increase the authorized Common Stock of the Company from 100,000,000 shares to 120,000,000 shares.  On May 25, 2010, the stockholders approved a proposal to increase the authorized Common Stock of the Company from 120,000,000 shares to 250,000,000 shares.

In July 2009 and September 2009, the Company issued 1,555,555 shares of common stock in a private placement to unaffiliated investors.  The Company received total gross proceeds in the amount of $1,400,000.

In connection with the private placement to the unaffiliated investors in July and September 2009, the Company issued Series A warrants to purchase 1,400,000 shares of the Company’s common stock at $0.01 per warrant share.  The Series A Warrants have a term of seven years and were exercisable immediately after the date of grant.  The Company also issued Series B Warrants to purchase 2,461,110 shares of the Company’s common stock at $0.60 per warrant share.  The Series B Warrants have a term of seven years and were not exercisable until after the six-month anniversary from the date of grant.

Additionally, on September 30, 2009, the Company issued 144,444 shares of common stock in a private placement to affiliated investors.  The Company received total gross proceeds in the amount of $130,000.

In connection with the private placement to the affiliated investors on September 30, 2009, the Company issued Series A warrants to purchase 130,000 shares of the Company’s common stock at $0.01 per warrant share.  The Series A Warrants have a term of seven years and were exercisable immediately after the date of grant.  The Company also issued Series B Warrants to purchase 131,807 shares of the Company’s common stock at $0.60 per warrant share.  The Series B Warrant has a term of seven years and was not exercisable until after the six-month anniversary from the date of grant.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Also, on September 30, 2009, the Company issued 194,444 Shares of the Company’s common stock at $0.90 per share, a Series A warrant and a Series B warrant in exchange for the extinguishment of an accounts payable due to the vendor amounting to $175,000.

The Series A Warrant entitles the holder to purchase in the aggregate, up to 175,000 shares of the Company’s common stock at $0.01 per warrant share, has a term of seven years and was exercisable immediately after the date of grant. The Series B Warrant entitles the holder to purchase, up to 177,431 shares of the Company’s common stock at $0.60 per warrant share, has a term of seven years and was not exercisable until after the six-month anniversary from the date of grant.

The transaction was accounted for as an extinguishment of debt.  The Company valued the common stock and warrants issued at fair value on the date of the closing which amounted to $261,532 and recorded a loss on the extinguishment of debt in the amount of $86,532 for the year ended June 30, 2010.

In connection with the July 2009 and September 2009 private placements, the Company incurred $180,862 in issuance costs which has been recorded as a charge to Capital in Excess of Par Value.

12.	Stock-Based Compensation

In December 2008, the Company adopted the 2008 Incentive Compensation Plan (the "2008 Plan"), which provides for the grant of stock options, stock grants and stock purchase rights to certain designated employees and certain other persons performing services for the Company, as designated by the board of directors.  Pursuant to the 2008 Plan, an aggregate of 5,137,200 shares of common stock had been reserved for issuance.  On May 25, 2010, the Company increased the aggregate shares of common stock reserved for issuance under the 2008 Plan to 11,137,200.  The 2008 Plan is intended to serve as a successor to the Amended and Restated 1998 Stock Incentive Plan (the “1998 Plan”), which terminated in December 2008.  To the extent that any of the 4,548,384 options or restricted stock units issued under the 1998 Plan subsequently expire unexercised or without the issuance of shares thereunder, the number of shares of common stock subject to those expired options and restricted stock units will be added to the share reserve available for issuance under the 2008 Plan, up to an additional 1,000,000 shares.  On February 19, 2009, the Company filed a registration statement with the SEC to register all of the 6,137,200 shares of Common Stock underlying the 2008 Plan.  On June 8, 2010, the Company filed with the SEC an amendment to the registration statement to register the additional 5,000,000 shares of Common Stock underlying the 2008 Plan. The registration statement and amendment was deemed effective upon filing.

The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee.  Generally, the awards vest based upon time-based conditions or achievement of specified goals and milestones.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option activity under the 2008 Plan and 1998 Plan is summarized as follows:

		Weighted
	Aggregate	Average
	Number	Exercise Price
Outstanding, July 31, 2007	2,646,000	$2.33
Granted	1,069,600	0.99
Exercised	-	-
Cancelled	-	-
Expired	-	-
Outstanding, June 30, 2008	3,715,600	1.95
Granted	834,812	0.59
Exercised	-	-
Cancelled	-	-
Expired	-	-
Outstanding, June 30, 2009	4,550,412	1.70
Granted	2,951,760	0.43
Exercised	-	-
Cancelled	-	-
Expired	(233,000)	3.45
Outstanding, June 30, 2010	7,269,172	$1.13

Options exercisable at June 30, 2010	5,146,671	$1.34
Options exercisable at June 30, 2009	3,667,412	$1.90
Options exercisable at June 30, 2008	2,778,336	$2.25

Weigthed average fair value of options granted during the year ended June 30, 2010	$0.33
Weigthed average fair value of options granted during the year ended June 30, 2009	$0.45
Weigthed average fair value of options granted during the year ended June 30, 2008	$0.76

Non-vested stock option activity under the Plan is summarized as follows:

		Weighted-average
	Number of	Grant-Date
	Options	Fair Value
Non-vested stock options at July 1, 2009	883,000	$0.66
Granted	2,951,760	0.33
Vested	(1,708,259)	0.32
Forfeited	(4,000)	0.60
Outstanding, June 30, 2010	2,122,501	$0.48

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2010, the aggregate intrinsic value of stock options outstanding was $28,825, with a weighted-average remaining term of 7 years.  The aggregate intrinsic value of stock options exercisable at that same date was $18,025, with a weighted-average remaining term of 6 years.  As of June 30, 2010, the Company has 7,935,712 shares available for future stock option grants.

As of June 30, 2010, total estimated compensation expense not yet recognized related to stock option grants amounted to $607,770, which will be recognized over the next 48 months, and an additional $467,500 which may be recognized as achievement of certain target goals under the Company’s Long-Term Incentive Program become probable over the next 6 months.

Warrants

Total outstanding warrants at June 30, 2010 were as follows:

Strike Price	Warrants
$7.00	10,000
$3.45	15,000
$3.15	20,000
$2.35	15,000
$2.15	110,000
$1.40	5,000
$1.18	993,153
$1.08	2,500
$1.07	139,041
$1.01	5,900,000
$0.99	1,000
$0.90	388,889
$0.74	151,314
$0.60	2,770,850
$0.50	6,941,666
$0.35	37,007,813
$0.01	700,000
55,171,226

As of June 30, 2010, 55,171,060 of the above warrants are exercisable expiring at various dates through 2016.  At June 30, 2010, the weighted-average exercise price on the above warrants was $0.47.

Short-Term Incentive Program

Year ended June 30, 2009

In November 2008, the Company adopted a Short-Term Equity Incentive Program for key employees in which shares of the Company’s Common Stock, or options to acquire shares of the Company’s Common Stock would be awarded, if the Company achieved certain target goals relating to research, financing, licensing, investor relations and other administrative items during the fiscal year ending June 30, 2009. The number of eligible shares and options to be awarded to the employees was based upon certain performance criteria as defined in the incentive program.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2009, the Company had determined that the achievement of the target goals was probable and issued 116,000 Restricted Stock Units (“RSU”) and 124,000 options to purchase common stock with a fair value based upon the Black Scholes model of $140,480.   As a result, the Company recognized the fair value of the awards as compensation expense ratably over the seven and one-half month period from November 19, 2008 through June 30, 2009.  In October 2009, it was determined that the executive officers had partially achieved the previously granted short-term performance milestones and the number of RSU’s and options to purchase common stock which vested were reduced. As a result, compensation expense was reduced by $13,840 during the year ended June 30, 2010.

Year ended June 30, 2008

In December 2007, the Company adopted a Short-Term Equity Incentive Program for key employees in which shares of the Company’s Common Stock, or options to acquire shares of the Company’s Common Stock would be awarded, if the Company achieved certain target goals relating to research, financing, licensing, investor relations and other administrative items during the fiscal year ending June 30, 2008. The number of eligible shares and options to be awarded to the employees was based upon certain performance criteria as defined in the incentive program.

As of June 30, 2008, the target goals were achieved and the Company issued 112,700 shares of the Company’s common stock and 124,600 options to purchase common stock with a fair value based upon the Black Scholes model of $206,269.   As a result, the Company recognized the fair value of the awards as compensation expense ratably over the seven and one-half month period from December 19, 2007 through June 30, 2008.

Long-Term Incentive Program

On December 13, 2007, the Company adopted a Long-Term Equity Incentive Program for the members of the executive management team in which key employees will be awarded shares of the Company’s Common Stock and options to acquire shares of the Company’s Common Stock if the Company achieves certain target goals relating to its Multiple Myeloma research project over the three fiscal year period from the date of adoption.

As of June 30, 2010, the Company was not able to determine if the achievement of the target goals under the Long-Term Equity Incentive Program are probable and, therefore, has not yet begun to recognize any of the $467,500, net of forfeitures, of compensation expense that was computed on the date of adoption of the Long-Term Equity Incentive Program.  The Company will begin recognizing such compensation expense ratably over the remaining term of the Long-Term Equity Incentive Program at such time that the Company is able to determine if the achievement of the target goals are probable.

13.	Income Taxes:

The provision for income taxes consists of the following:

	Year Ended June 30,
	2010	2009	2008
Current	$-	$-	$-
Deferred	17,923,000	11,520,000	9,152,000
	17,923,000	11,520,000	9,152,000
Valuation allowance	(17,923,000)	(11,520,000)	(9,152,000)
Income tax benefit	$-	$-	$-

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company files a consolidated federal income tax return.  The subsidiary files separate state and local income tax returns.

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	June 30,
	2010	2009	2008
Federal income tax provision at statutory rate	(34.0)%	(34.0)%	(34.0)%
Fair value - warrant liability	(6.4)%	-	-
Stock-based compensation	1.1%	0.5%	0.5%
Amortization of debt discount and finance costs	1.5%	5.8%	2.9%
Other	0.6%	0.1%	0.1%
Change in valuation allowance	37.2%	27.6%	30.5%

Actual income tax provision (benefit) effective tax rate	-%	-%	-%

The deferred income tax asset consists of the following at:

	June 30,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$16,144,000	$9,791,000
Stock-based compensation	1,797,000	1,698,000
Other	(18,000)	31,000
	17,923,000	11,520,000
Valuation allowance	(17,923,000)	(11,520,000)
Net deferred tax asset	$-	$-

At June 30, 2010, the Company has federal and state net operating loss carryforwards of approximately $41,466,000 and $34,101,000, respectively, available to offset future taxable income expiring on various dates through 2030.  The timing and extent to which the Company can utilize future tax deductions in any year may be limited by provisions of the Internal Revenue Code regarding changes in ownership of Corporations (i.e. IRS Code Section 382).

14.	Commitments:

Research Agreement

Effective September 1, 1998, the Company entered into a research and development agreement, which has subsequently been renewed, with The University of Waterloo which Dr. John Thompson, who is an officer, director and stockholder of the Company, is affiliated with.  Pursuant to the agreement, the university provides research and development under the direction of the researcher and the Company.  The agreement is renewable annually by the Company which has the right of termination upon 30 days' advance written notice.  Effective September 1, 2009, the Company extended the research and development agreement for an additional one-year period through August 31, 2010, in the amount of Can $650,400, or approximately U.S. $650,400.  Effective September 1, 2010, the Company extended the research and development agreement for an additional three-month period through November 30, 2010, in the amount of Can $164,200, or approximately U.S. $164,200.  Research and development expenses under this agreement for the years ended June 30, 2010, 2009 and 2008 aggregated U.S. $672,693, U.S. $653,104 and U.S. $730,960, respectively, and U.S. $5,953,061 for the cumulative period through June 30, 2010.  Future obligations to be paid under the agreement through November 30, 2010 equal approximately U.S. $383,000.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supply and service agreements

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

On April 8, 2010, the Company entered into a service agreement with BIORELIANCE under which BIORELIANCE will perform a pivotal single dose and repeat dose toxicity and biodistribution study.  The agreement has a term which commences on the date of the agreement and terminates when all of the services to be provided under the agreement have been provided.

On May 7, 2010, the Company entered into a service agreement with CHARLES RIVER LABORATORIES, INC. (“CHARLES RIVER”) under which CHARLES RIVER will perform a pivotal single dose and repeat dose toxicity and histopathology study.  The agreement has a term which commences on the date of the agreement and continues for five (5) years unless terminated earlier as defined in the agreement.

 In the aggregate, the Company anticipates that it will pay approximately $660,000 under the terms of the supply and service agreements over to the next 12 months.

Consulting and other Agreements

Effective May 1, 1999, the Company entered into a consulting agreement for research and development with Dr. John Thompson.    The agreement was renewed for an additional two-year term through June 30, 2011.  Future obligations to be paid under the agreement equal $65,000.

On May 25, 2010, the Company entered into an agreement with its current President and CEO whereby, the Company will pay six months of severance in the event that the President and CEO is terminated without cause within the first year of employment, which would amount to $125,000.

The Company is obligated under a non-cancelable operating lease of office space expiring on May 31, 2011.  The aggregate minimum future payments are $73,568. Rent expense charged to operations aggregated $86,215, $84,768, $75,602 and $756,792 for the years ended June 30, 2010, 2009, 2008, and from inception through June 30, 2010, respectively.

The lease provides for scheduled increases in base rent.  Rent expense is charged to operations ratably over the term of the lease, which results in deferred rent payable and represents the cumulative rent expense charged to operations from inception of the lease in excess of the required lease payments.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Collaborative Arrangements:

On May 14, 1999, the Company entered into an agreement ("Collaboration") with an Israeli partnership that is engaged in the worldwide marketing of tissue culture plants.  The purpose of the Collaboration is to develop enhanced banana plants which will result in banana fruit with improved consumer- and grower-driven traits.  The program has been performed as a joint collaboration whereby the Company pays for 50% of the research costs of the program.  The Company's portion of the expenses of the collaboration approximated $214,000, $210,000 and $205,000 for the years ended June 30, 2010, 2009 and 2008, respectively, and is included in research and development expenses.

In July 1999, the Collaboration applied for and received a conditional grant from the Israel - United States Binational Research and Development Foundation (the "BIRD Foundation").  This agreement, as amended, allowed the Collaboration to receive $340,000 over a five-year period ending May 31, 2004.  Grants received from the BIRD Foundation will be paid back only upon the commercial success of the Collaborations technology, as defined.  The Company has received a total of $99,728, all of which was received prior to the years ended June 30, 2010, June 30, 2009 and June 30, 2008.