Form 10-K/A
period 2010-06-30
SENESCO TECHNOLOGIES INC
filed 2010-10-25
CIK 1035354

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ..        Yes ☐        No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒        No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ((§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Explanatory Note

We are filing this Amendment No. 1 on Form 10-K/A of Senesco Technologies, Inc. (the “Form 10-K”) to amend our Annual Report on Form 10-K for the year ended June 30, 2010, filed on September 28, 2010, to include the information required by Part III of the Form 10-K as we no longer anticipate filing our proxy statement for the 2010 annual meeting, within 120 days of June 30, 2010. With the exception of the inclusion of information required by Part III, no information contained in our previously filed Form 10-K has been changed.

TABLE OF CONTENTS [NOTE: UPDATE PAGE NUMBERS]

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following is a list of our current directors and executive officers, as of October 15, 2010, together with their ages and business backgrounds:

Name	Age	Capacities in Which Served	In Current Position Since
Leslie J. Browne, Ph.D.	60	President and Chief Executive Officer	May 2010
John E. Thompson, Ph.D.	69	Executive Vice President and Chief Scientific Officer, Director	July 2004
Joel P. Brooks	51	Chief Financial Officer, Treasurer and Secretary	December 2000
Richard Dondero	60	Vice President of Research and Development	July 2004
Harlan W. Waksal, M.D.	57	Chairman of the Board of Directors	June 2009
John. N. Braca (1) (2)	52	Director	October 2003
Christopher Forbes (3)	59	Director	January 1999
Warren J. Isabelle	58	Director	June 2009
Thomas C. Quick (3)	55	Director	February 1999
David Rector (1) (2)	63	Director	February 2002
Rudolf Stalder (2)	69	Director	February 1999
Jack Van Hulst	71	Director	January 2007

(1)	Member of the Compensation Committee
(2)	Member of the Audit Committee
(3)	Member of the Nominating and Corporate Governance Committee

None of our current executive officers are related to any other executive officer or to any of our directors.  Our executive officers are elected annually by our board and serve until their successors are duly elected and qualified.

Leslie J. Browne, Ph.D. was appointed our President and Chief Executive Officer in May 2010. Dr. Browne has over thirty years of experience in the pharmaceutical industry. Prior to joining Senesco in May 2010, he served from October 2008 to May 2010 as President and CEO, and is currently chair, of Phrixus Pharmaceuticals, Inc., a private biotech working on muscular dystrophy and heart failure.  He recently served from January 2007 to January 2009 as chair of the New Jersey Technology Council, where he continues as a member of the board.  He also served from April 2007 to January 2009 as an independent director of Genelabs Technologies, which was sold to GSK, and from September 2004 to May 2008 as President, CEO and Director of Pharmacopeia, a Nasdaq listed company, where he transformed the company from a discovery contract research organization to a clinical development stage biopharmaceutical company with multiple internal development programs. Prior to joining Pharmacopeia, Dr. Browne was the Chief Operating Officer at Iconix Pharmaceuticals, Inc., a privately-held chemogenomics company from October 2001 to July 2004.  Before Iconix, Dr. Browne held key positions at Berlex/Schering AG from 1990 to 2000, including Corporate Vice President, Berlex Laboratories, Inc. and President of Schering Berlin Venture Corporation. At Berlex Biosciences he rebuilt the drug discovery operation and championed a number of important pharma-biotech collaborations. In 1979, Dr. Browne began his industrial career at Ciba-Geigy, now Novartis, where he invented fadrozole, for the treatment of breast cancer and was closely involved in the discoveries of Femara® and Diovan®, which became major products for Novartis.

John E. Thompson, Ph.D. has been our director since October 2001.  Dr. Thompson was appointed our President and Chief Executive Officer in January 1999, and he continued in that capacity until September 1999 when he was appointed Executive Vice President of Research and Development.  In July 2004, Dr. Thompson became our Executive Vice President and Chief Scientific Officer.  Dr. Thompson is the inventor of the technology that we develop.  Since July 2001, he has been the Associate Vice President, Research and, from July 1990 to June 2001, he was the Dean of Science at the University of Waterloo in Waterloo, Ontario, Canada.  Dr. Thompson has a Ph.D. in Biology from the University of Alberta, Edmonton, and he is a Fellow of the Royal Society of Canada.  Dr. Thompson is also the recipient of a Lady Davis Visiting Fellowship, the Sigma Xi Award for Excellence in Research, the CSPP Gold Medal and the Technion Visiting Fellowship.  Dr. Thompson has an in-depth knowledge and understanding of the science underlying our technology and how it relates to human health and agricultural applications.

Joel Brooks was appointed our Chief Financial Officer and Treasurer in December 2000. From September 1998 until November 2000, Mr. Brooks was the Chief Financial Officer of Blades Board and Skate, LLC, a retail establishment specializing in the action sports industry.  Mr. Brooks was Chief Financial Officer from 1997 until 1998 and Controller from 1994 until 1997 of Cable and Company Worldwide, Inc.  He also held the position of Controller at USA Detergents, Inc. from 1992 until 1994, and held various positions at several public accounting firms from 1983 through 1992.  Mr. Brooks is also a director and chairman of the audit committee of USA Technologies, Inc.  Mr. Brooks received his Bachelor of Science degree in Commerce with a major in Accounting from Rider University in February 1983.

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

Harlan W. Waksal, M.D. has been our chairman of the board of directors since June 2009 and a director since October 2008.  From July 2003 to present, Dr. Waksal has been the President and Sole Proprietor of Waksal Consulting L.L.C., which provides strategic business and clinical development counsel to biotechnology companies. Dr. Waksal co-founded the biotechnology company, ImClone Systems Inc. in 1984.  From March, 1987 through July 2003, Dr. Waksal had served in various senior roles for ImClone Systems Incorporated as follows: March 1987 through April 1994 – President; April 1994 through May 2002 – Executive Vice President and Chief Operating Officer; May 2002 through July 2003 – President, Chief Executive Officer and Chief Operating Officer.  Dr. Waksal also served as a director of ImClone Systems Incorporated from March 1987 through January 2005.  Dr. Waksal is currently a member of the Board of Trustees of Oberlin College.  Dr. Waksal received a Bachelor of Arts in Biology from Oberlin College and an M.D. from Tufts University School of Medicine. Dr. Waksal is knowledgeable in science, drug development, regulatory and clinical affairs.  In addition, he ran and operated a public biotechnology company and is familiar with the issues of corporate governance.

John N. Braca has been our director since October 2003.  Mr. Braca has also served as a director and board observer for other healthcare, technology and biotechnology companies over the course of his career. Mr. Braca currently serves as a director of Nevada Gold Holdings, Inc. Since August 2010, Mr. Braca has been the controller for Iroko Pharmaceuticals, a privately-held global pharmaceutical company based in Philadelphia. From April 2006 through July 2010, Mr. Braca was the managing director of Fountainhead Venture Group, a healthcare information technology venture fund based in the Philadelphia area, and has been working with both investors and developing companies to establish exit and business development opportunities.  From May 2005 through March 2006, Mr. Braca was a consultant and advisor to GlaxoSmithKline management in their research operations.  From 1997 to April 2005, Mr. Braca was a general partner and director of business investments for S.R. One, Limited, or S.R. One, the venture capital subsidiary of GlaxoSmithKline.  In addition, from January 2000 to July 2003, Mr. Braca was a general partner of Euclid SR Partners Corporation, an independent venture capital partnership.  Prior to joining S.R. One, Mr. Braca held various finance and operating positions of increasing responsibility within several subsidiaries and business units of GlaxoSmithKline.  Mr. Braca is a licensed Certified Public Accountant in the state of Pennsylvania and is affiliated with the American Institute of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants.  Mr. Braca received a Bachelor of Science in Accounting from Villanova University and a Master of Business Administration in Marketing from Saint Joseph’s University.  Mr. Braca’s financial background, operating experience with both large pharmaceutical companies and developing biotechnology companies, provides the board with practical experience for issues facing the Company.  In addition, Mr. Braca also has a strong corporate governance background through his experience with other company boards.

Christopher Forbes has been our director since January 1999.  Since 1989, Mr. Forbes has been Vice Chairman of Forbes, Inc., which publishes Forbes Magazine and Forbes.com.  From 1981 to 1989, Mr. Forbes was Corporate Secretary at Forbes. Prior to 1981, he held the position of Vice President and Associate Publisher.  Mr. Forbes has been a director of Forbes, Inc. since 1977.  Mr. Forbes is the Chairman of the American Friends of the Louvre, and he also sits on the boards of The Friends of New Jersey State Museum, The New York Academy of Art, and the Prince Wales Foundation.  He is also a member of the board of advisors of The Princeton University Art Museum. Mr. Forbes received a Bachelor of Arts degree in Art History from Princeton University in 1972.  In 1986, he was awarded the honorary degree of Doctor of Humane Letters by New Hampshire College and in 2003 was appointed a Chevalier of the Legion of Honor by the French Government.  Mr. Forbes knowledge regarding corporate operations as well as his business acumen, provide the board with experience in running a corporation and addressing the issues that face a growing company, such as ours.

Warren J. Isabelle has been our director since June 2009.  Mr. Isabelle is a founder and principal of Ironwood Investment Management L.L.C., located in Boston, MA.  Mr. Isabelle founded Ironwood Investment Management L.L.C in August 1997.  From 1983 until 1997 Mr. Isabelle was with Pioneer Management Corporation where he served most recently as Director of Research and Head of U.S. Equities.  Mr. Isabelle has also, since January 2004, served as a member of the Public Board and Vice-Chairman of the Investment Committee of the University of Massachusetts Foundation.  Mr. Isabelle is a Chartered Financial Analyst and member of the CFA institute and the American Chemical Society.  Mr. Isabelle received a Bachelor of Science degree in chemistry from Lowell Technological Institute, a Master of Science degree in Polymer Science and Engineering from the University of Massachusetts, and a MBA from the Wharton School, University of Pennsylvania.  Mr. Isabelle’s experience as an investment analyst and portfolio manager provides the Company with valuable insight into the biotechnology industry and the publically-traded capital markets.

Thomas C. Quick has been our director since February 1999.  Since 2003, Mr. Quick has been the President of First Palm Beach Properties, Inc.  From 2001 through 2003, Mr. Quick was the Vice Chairman of Quick & Reilly/Fleet Securities, Inc., successor to The Quick & Reilly Group, Inc., a holding company for four (4) major financial services businesses.  From 1996 until 2001, Mr. Quick was the President and Chief Operating Officer and a director of Quick & Reilly/Fleet Securities, Inc.  From 1985 to 1996, he was President of Quick & Reilly, Inc., a Quick & Reilly subsidiary and a national discount brokerage firm.  Mr. Quick serves as a member of the board of directors and compensation committee of B.F. Enterprises. He is also a member of the board of directors of Best Buddies, The American Ireland Fund and Venetian Heritage, Inc. He is a trustee of the National Corporate Theater Fund, Cold Spring Harbor Laboratories, the Norton Museum and the Inter-City Scholarship Foundation of New York City.   Mr. Quick is a graduate of Fairfield University.  As a result of his professional and other experiences, Mr. Quick has a deep understanding of corporate operations and strategy, and operations in both the US and internationally.  Mr. Quick also has significant corporate governance experience through his service on other company boards.

David Rector has been our director since February 2002.  Mr. Rector also serves as a director and member of the compensation and audit committee of the Dallas Gold and Silver Exchange (formerly Superior Galleries, Inc.). Mr. Rector also serves on the board of directors of Nevada Gold Holdings, Inc., Standard Drilling, Inc., Universal Mining Corp. and Li3 Energy, Inc. Since October 2009 through present, Mr. Rector has been President and CEO of Li3 Energy, Inc. Since July 2009 through present, Mr. Rector has served as President and CEO of Nevada Gold Holdings, Inc. Since September 2008 through present, Mr. Rector has served as President and CEO of Universal Gold Mining Corp. Since October 2007 through present, Mr. Rector has served as President and CEO of Standard Drilling Inc. From May 2004 through December 2006, Mr. Rector had served in senior management positions with Nanoscience Technologies, Inc., a development stage company engaged in the development of DNA Nanotechnology.  Also, since 1985, Mr. Rector has been the Principal of The David Stephen Group, which provides enterprise consulting services to emerging and developing companies in a variety of industries.  From 1983 until 1985, Mr. Rector served as President and General Manager of Sunset Designs, Inc., a domestic and international manufacturer and marketer of consumer product craft kits, and a wholly-owned subsidiary of Reckitt & Coleman N.A.  From 1980 until 1983, Mr. Rector served as the Director of Marketing of Sunset Designs.  From 1971 until 1980, Mr. Rector served in progressive roles in the financial and product marketing departments of Crown Zellerbach Corporation, a multi-billion dollar pulp and paper industry corporation.  Mr. Rector received a Bachelor of Science degree in Business/Finance from Murray State University in 1969.  As a result of these professional and other experiences, Mr. Rector has a deep business understanding of developing companies. Mr. Rector also brings corporate governance experience through his service on other company boards.

Rudolf Stalder has been our director since February 1999 and was appointed as our Chairman and Chief Executive Officer on January 10, 2000.  On October 4, 2001, Mr. Stalder resigned as our Chief Executive Officer.  On June 8, 2009, Mr. Stalder resigned as our Chairman.  Mr. Stalder is a former member of the executive boards of Credit Suisse Group and Credit Suisse First Boston and former Chief Executive Officer of the Americas Region of Credit Suisse Private Banking.  Mr. Stalder joined Credit Suisse in 1980 as a founding member and Deputy Head of the Multinational Services Group.  In 1986, he became Executive Vice President.  He was named to Credit Suisse’s Executive Board in 1989.  In 1990, he became Head of the Commercial Banking Division and a Member of the Executive Committee.  From 1991 to 1995, Mr. Stalder was Chief Financial Officer of Credit Suisse First Boston and a Member of the Executive Boards of Credit Suisse Group and Credit Suisse First Boston.  He became head of the Americas Region of Credit Suisse Private Banking in 1995 and retired in 1998.  Prior to moving to the United States, Mr. Stalder was a member of the Board of Directors for several Swiss subsidiaries of major corporations including AEG, Bayer, BTR, Hoechst, Saint Gobain, Solvay and Sony.  He is a fellow of the World Economic Forum.  He currently serves on the board of the Greater Bridgeport Symphony.  He was a member of the Leadership Committee of the Consolidated Corporate Fund of Lincoln Center for the Performing Arts, Board of The American Ballet Theatre and a Trustee of Carnegie Hall.  From 1991 through 1998, Mr. Stalder was Chairman of the New York Chapter of the Swiss-American Chamber of Commerce.  He continues to serve as an advisory board member of the American-Swiss Foundation.  Mr. Stalder received a diploma in advanced finance management at the International Management Development Institute in Lausanne, Switzerland in 1976.  He completed the International Senior Managers Program at Harvard University in 1985.  Mr. Stalder is an experienced executive with former CEO experience and senior executive level experience at large multinational companies. He also has corporate governance experience through service on other public company boards.

Jack Van Hulst has been our director since January 2007. Mr. Van Hulst was appointed as our President and Chief Executive Officer effective November 16, 2009.  Mr. Van Hulst was further appointed as our Secretary effective February 1, 2010.  Mr. Van Hulst resigned as our President and Chief Executive Officer and Secretary effective May 25, 2010.  Mr. Van Hulst also serves as a director and member of the compensation and audit committees of Napo Pharmaceuticals, Inc. and HiTech Pharmacal, Inc.  He has more than 42 years of international experience in the pharmaceutical industry. He began his career in 1968 at Organon, which was subsequently acquired by AKZO, N.V., the multinational human and animal healthcare company, where he was based in Europe and the US and responsible for establishing AKZO’s position in the US in the manufacturing and sales and marketing of fine chemicals. Mr. Van Hulst later became President of AKZO’s US Pharmaceutical Generic Drug Business and was responsible for establishing AKZO in the US generic drug industry. From 1989 to 1999, Mr. Van Hulst successively owned and led two generic pharmaceutical companies, improving their operations and then selling them to a private equity group and a pharmaceutical company. From 1999 to 2005, he was Executive Vice President at Puerto Rico-based MOVA Pharmaceutical Corporation, a contract manufacturer to the pharmaceutical industry that recently merged with Canadian-based Patheon.  Mr. Van Hulst also serves as Chairman of the Board of The International Center in New York, a non-profit organization.  Mr. Van Hulst received a Masters degree in law from the University in Utrecht, Netherlands in 1968. Mr. Van Hulst possesses management experience as a result of his prior positions. Mr. Van Hulst spent years holding a number of management roles at other pharmaceutical companies and this experience assists the Company in working though the similar issues that it may face in its own operations.

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

Code of Business Ethics and Conduct

On March 17, 2003, our board adopted a Code of Business Ethics and Conduct, which may also be found on our website at www.senesco.com.  Our Code of Ethics contains written standards designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely, and understandable disclosure in reports and documents filed with the SEC and in other public communications made by the Company;

•	compliance with applicable governmental laws, rules and regulations;

•	the prompt internal reporting of violations of our Code of Ethics to an appropriate person or persons identified in our Code of Ethics; and

•	accountability for adherence to our Code of Ethics.

Each of our employees, officers and directors completed a signed certification to document his or her understanding of and compliance with our Code of Ethics.

Audit Committee

We have an Audit Committee which was established in accordance with Section 3(a)(58)(A) of the Exchange Act.  Our Audit Committee was established in July 1999.  On June 27, 2008, our board adopted an Amended and Restated Audit Committee Charter.  The primary responsibilities of our Audit Committee include:

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

Our Audit Committee is currently comprised of John N. Braca, David Rector and Rudolf Stalder.  Mr. Braca currently serves as the chairman of the Audit Committee.  The NYSE Amex currently requires an Audit Committee comprised solely of independent directors.  Messrs. Braca, Rector and Stalder are “independent” members of our board as defined in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 803 of the NYSE Amex Company Guide.  In addition, our board of directors has determined that Mr. Braca satisfies the definition of an audit committee “financial expert” as set forth in Item 401(d) (5) of Regulation S-K promulgated by the SEC.  Our Audit Committee held four (4) meetings during Fiscal 2010.

Item 11.            Executive Compensation.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis explains the principles underlying our compensation policies and decisions and the principal elements of compensation paid to our executive officers during Fiscal 2010 and as anticipated for Fiscal 2011.  Our Chief Executive Officer, Chief Financial Officer and all of our other executive officers included in the Summary Compensation Table will be referred to as the “named executive officers” for purposes of this discussion.

Compensation Objectives and Philosophy

The Compensation Committee, also referred to herein as the Committee, of the board is responsible for the following:

•	to discharge the board’s responsibilities relating to compensation of our directors and named executive officers;

•	to have overall responsibility for approving and evaluating our director and officer compensation plans, policies and programs;

•	to have responsibility for producing an annual report on executive compensation for inclusion in our annual report or proxy statement; and

•	to review and discuss with our management the Compensation Discussion & Analysis, which is included in our annual report or proxy statement.

As part of this process, the Committee seeks to accomplish the following objectives with respect to our executive compensation programs:

•	to motivate, recruit and retain executives capable of meeting our strategic objectives;

•	to provide incentives to ensure superior executive performance and successful financial results for us; and

•	to align the interests of executives with the long-term interests of our stockholders.

The Committee seeks to achieve these objectives by:

•	linking a substantial portion of compensation to our achievement of long-term and short-term financial objectives and the individual’s contribution to the attainment of those objectives;

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

Setting Executive Compensation

In Fiscal 2009, the Committee engaged J. Richard and Co., also referred to herein as J. Richard, a nationally recognized compensation consulting firm, to provide competitive compensation data and general advice on our compensation programs and policies for our Chief Executive Officer, and J. Richard was available for consultation with the Committee to discuss the compensation programs for our other named executive officers.  During Fiscal 2009, J. Richard performed a market analysis of the compensation paid by comparable companies and provided the Committee with recommended compensation ranges for the Chief Executive Officer based on the competitive data.  In addition, the Chief Executive Officer provided recommendations to the Committee with respect to the compensation packages for those other named executive officers for Fiscal 2009, and the Committee also reviewed the Chief Executive Officer’s recommendation against compensation paid by comparable companies.

For Fiscal 2010, the Committee’s objective was to target each component of compensation listed below to be competitive with comparable positions at peer group companies, and to target the total annual compensation of each named executive officer at the appropriate level for comparable positions at the competitive peer group companies.

During the compensation review process for Fiscal 2010, the Committee elected not to engage an independent compensation consultant.  This decision was based on the Committee’s belief that prior years analysis did not closely enough parallel the scope of our business relative to the breadth of operations in general, executive officers scope of duties and responsibilities, position in the life cycle, financial responsibilities, capitalization and size of management staff.  The Committee also met with the Chief Executive Officer who agreed with the approach not to engage an outside consultant and agreed to provide a review of management’s performance against objectives for the period to assist in ascertaining equity award levels.  The Committee consulted with J. Richard as needed regarding its proposed programs and approaches to compensation during Fiscal 2010, for which J. Richard was compensated.  In addition, the Committee consulted with J. Richard in connection with its plans for Fiscal 2011.

The Committee elected to identify various companies in the biotech sector it felt were somewhat close in scope of operation to the Company.  It became evident, as in prior years, that due to the key banner points listed above (the breadth of operations in general, executive officers scope of duties and responsibilities, position in the life cycle, financial responsibilities, capitalization and size of management staff) it is very difficult to identify such public entities for comparative purposes.  For Fiscal 2010 and Fiscal 2009, the companies we elected to evaluate were as follows:   Adolor Corporation (ADLR); MDRNA Inc. (MRNA); Anesiva Inc. (ANSV); Santarus Inc. (SNTS); Sequenom, Inc.(SQNM); Cubist (CBST); Lexicon (LXRX); and Targacept, Inc. (TRGT).

However, in determining the compensation of each named executive officer, the Committee also considers a number of other factors, including our recent performance and the named executive officer’s individual performance, the Chief Executive Officer’s recommendations and the importance of the executive’s position and role in relation to execution of the Company’s strategic plan.  There is no pre-established policy for allocation of compensation between cash and non-cash components or between short-term and long-term components.  Instead, the Committee determines the mix of compensation for each named executive officer based on its review of the competitive data, its subjective analysis of that individual’s performance and contribution to our financial performance, the financial strength and outlook of the Company and, most of all, what is considered fair and reasonable based on the scope of operations and responsibilities.  For the Chief Executive Officer, for Fiscal 2010, the Committee set his performance targets and compensation levels based upon the input from the Committee’s analysis and from the Chief Executive Officer. For other named executive officers, the Committee sets performance targets and compensation levels after receiving recommendations from the Chief Executive Officer and reviewing those recommendations with the full Committee.

In selecting companies to survey for such compensation purposes, the Committee considered many factors not directly associated with the stock price performance of those companies, such as geographic location, development stage, organizational structure and market capitalization.  For this reason, there is not a meaningful correlation between the companies included within the peer group identified for comparative compensation purposes and the companies included within the RDG Micro Biotechnology Index.

Components of Compensation

For Fiscal 2010, our executive compensation program included the following components:

•	base salary;

•	cash bonuses;

•	annual short-term equity incentives;

•	a continuation of the long-term equity incentive program; and

•	change in control and other severance arrangements.

Currently, for Fiscal 2011, our executive compensation program includes the following components:

•	base salary;

•	annual short-term equity incentives; and

•	a continuation of the long-term equity incentive program.

The Committee seeks to align the named executive officers’ and stockholders’ interests in a pay for performance environment. On average, a large portion of an executive officer's total compensation is at risk, with the amount actually paid tied to achievement of pre-established objectives and individual goals.

Base Salary

In General – It is the Committee’s objective to set a competitive rate of annual base salary or consulting fees for each named executive officer.  The Committee believes competitive base salaries are necessary to attract and retain top quality executives, since it is common practice for public companies to provide their executive officers with a guaranteed annual component of compensation that is not subject to performance risk.  However, the Committee recognizes that we are still a development stage company, with little to no revenue currently and believes that developing too rigid of a compensation structure can become detrimental to our progress.

When compared to comparable positions at the competitive peer group companies, it is the Committee’s objective to target the base compensation level of executive officers below the 50th percentile because of our current financial position.  Historically, the compensation level for our executive officers has been below the 25th percentile of competitive peer group companies. However, in determining the compensation of each executive officer, the Committee also considers a number of other factors, including recent Company and individual performance and the CEO’s recommendations.  There is no pre-established policy for allocation of compensation between cash and non-cash components or between short-term and long-term components.  Instead, the Committee determines the mix of compensation for each executive officer based on its review of the competitive data and its subjective analysis of that individual’s performance and contribution to the Company’s financial performance.

Base Salary for Fiscal 2010 – For Fiscal 2010, each named executive officer’s salary was not increased as the Committee deemed the scope of their resource management (i.e. personnel, operating budgets, and outside relationships) were commensurate, fair and reasonable relative to their current base salary rate.  The table below shows annual Fiscal 2010 and Fiscal 2009 base salary or consulting rates for each named executive officer:

		2010		2009		%
Name	Title	Salary		Salary		Increase

Leslie J. Browne, Ph.D	President and Chief Executive Officer (1)	$250,000		$0		0.0%
Bruce C. Galton	President and Chief Executive Officer (2)	$255,000		$255,000		0.0%
Jack Van Hulst	President and Chief Executive Officer (3)	$60,000		$0		0.0%

John E. Thompson	Executive Vice-President and Chief
	Scientific Officer	$65,000	(4)	$65,000	(4)	0.0%
Sascha P. Fedyszyn	Vice-President of Corporate
	Development and Secretary (5)	$107,500		$107,500		0.0%
Joel P. Brooks	Chief Financial Officer and Treasurer	$160,000		$160,000		0.0%
Richard Dondero	Vice-President of Research and
	Development	$143,000		$143,000		0.0%

(1)	Dr. Browne was appointed President and Chief Executive Officer on May 25, 2010.
(2)	Mr. Galton resigned from the Company on November 16, 2009.
(3)	Mr. Van Hulst was appointed President and Chief Executive Officer on November 16, 2009 and resigned as President and Chief Executive Officer on May 24, 2010.
(4)	Represents consulting fees paid under a consulting agreement.
(5)	Mr. Fedyszyn resigned from the Company on February 1, 2010.

Effective November 16, 2009, Jack Van Hulst, a member of our board of directors, assumed the role of President and Chief Executive Officer of Senesco.  We did not enter into an employment agreement with Mr. Van Hulst, however, the Committee and independent members of the board determined to pay to Mr. Van Hulst a monthly salary in the amount of $5,000 and to grant to Mr. Van Hulst options to purchase shares of our common stock, par value $0.01, in the amount of 25,000 options per month, pursuant to our 2008 Incentive Compensation Plan, which such options vested immediately upon each issuance.  Such options were granted quarterly, two (2) trading days following the Company’s filing of its quarterly report for the respective quarterly period.   Mr. Van Hulst resigned as President and Chief Executive Officer on May 24, 2010, but remains a member of our board of directors.

Effective May 25, 2010, Leslie J. Browne was appointed President and Chief Executive Officer of Senesco.

Annual Bonuses for Fiscal 2010– Bonuses are determined at the discretion of the board based upon the recommendation of the Committee.   In October 2010, cash bonuses were granted to Mr. Brooks and Mr. Dondero in the amount of $15,000 each for services rendered in Fiscal 2010.

The Committee wishes to provide additional compensation to all of the named executive officers, including the Chief Executive Officer, through the development of incentive programs based on the named executives performance and attainment of stated objectives that enhance shareholder value in order to (i) link a substantial portion of their compensation to the achievement of short-term and long-term objectives and (ii) to save cash given our limited capital resources.

During Fiscal 2009, the Committee determined that we could in no manner financially support the terms of the various employment agreements in effect.  The Committee issued a notice of non-renewal to all named executive officers in effect not renewing the employment agreements moving forward following the various upcoming anniversary dates of each agreement.  We anticipate that each of the named executive officers will, following the expiration of their employment agreements, continue as employees on an “at will basis”, meaning that either we or the employees may discontinue their employment with or without notice or cause.  The employees’ respective salaries, duties and titles may be adjusted as determined by the Committee.

Base Salary for Fiscal 2011 – For Fiscal 2011, after a review of the factors discussed above, the following named executive officer’s salaries were increased as follows.

		2011	2010	%
Name	Title	Salary	Salary	Increase

Joel P. Brooks	Chief Financial Officer, Treasurer and Secretary	$164,800	$160,000	3.0%
Richard Dondero	Vice-President of Research and
	Development	$147,300	$143,000	3.0%

The Committee did not change the salary of Leslie J. Browne, Ph.D., our President and Chief Executive Officer, due to the fact that Dr. Browne’s compensation was recently determined in connection with his appointment to his current positions in May 2010.  Additionally, the Committee did not change the consulting fee for John E. Thompson, Ph.D., our Executive Vice President and Chief Scientific Officer, as such consulting fee will be reviewed and revised, as necessary, by the Committee in connection with the board’s review of our research and development budget for Fiscal 2011.

Annual Bonuses for Fiscal 2011– Bonuses are determined at the discretion of the board based upon the recommendation of the Committee.

Short Term Incentive Equity Awards

In General – A portion of each named officer’s compensation is provided in the form of short-term equity awards.  It is the Committee’s belief that properly structured equity awards are an effective method of aligning the short-term interests of our named executive officers with those of our stockholders.

Equity awards were made in the form of incentive stock options, also referred to herein as ISO’s.  The Committee has followed a grant practice of tying equity awards to its annual year-end review of individual performance, its assessment of our performance and our operational results.

Incentive Stock Option Fiscal 2010 Awards – On February 16, 2010, the Committee determined to award options to purchase shares of common stock of the Company, par value $0.01, to each of Joel Brooks and Richard Dondero.  These option grants were intended to retain such officers and to motivate such officers in the continued performance of their respective offices.

Accordingly, effective February 19, 2010, Mr. Brooks and Mr. Dondero were each granted options to purchase 300,000 shares of the Company’s common stock pursuant to the Company’s 2008 Incentive Compensation Plan.  Such options vest as follows:

•	Options to purchase 60,000 shares of common stock vest immediately upon issuance; and

•	Unless otherwise determined by the Committee, options to purchase up to 60,000 shares of common stock vest on each of June 30, 2010, June 30, 2011, June 30, 2012 and June 30, 2013.

The Committee had the right to evaluate Mr. Brooks’ and Mr. Dondero’s respective performances during the preceding fiscal year and unilaterally reduce their unvested options in the Committee’s sole discretion.  The unvested options of a relevant officer shall be forfeited upon the termination of such officer’s employment.  The options were granted at an exercise price equal to the fair market value of the Company’s common stock on February 19, 2010 or $0.29.

Short-Term Incentive Plan for Fiscal 2011 – The Committee, in coordination with the Company’s Chief Executive Officer, has established the Company’s short-term goals and objectives for Fiscal 2011, which include the following:

•	Contributions relating to the development of the Company’s SNS01-T assets:

o	Submit IND for Phase I/II clinical trial;
o	Initiate Phase I/II clinical trial;
o	Plan Phase II clinical trial;
o	Develop SNS01-T development plan to NDA submission;

•	Contributions relating to finance objectives:

o	Maintain sufficient capital resources;
o	Maintain NYSE Amex compliance;
o	Increase shareholder communications and enhance investor relations;

•	Contributions relating to corporate development:

o	Update corporate strategy; and
o	Re-align Company structure to best implement corporate strategies.

The foregoing goals and objectives shall be weighted as follows: 50% for contributions relating to the development of the Company’s SNS01-T assets; 25% to contributions relating to finance objectives; and 25% to contributions relating to corporate development.  The option awards for each of the foregoing goals and objectives shall be equally alloted to the following named executive officers – Dr. Browne and Messrs. Brooks and Dondero – at one-third each.

The Committee, working with the Company’s Chief Executive Officer, has identified additional individual performance goals and objectives for Fiscal 2011 for Messrs. Brooks and Dondero, which primarily include broadening their knowledge base and leadership profile within the scientific and business community of our peers, competitors, clients and customers.

In October 2010, the Committee determined to award the foregoing options to purchase shares of common stock of the Company, par value $0.01, to the following named executive officers in connection with the short-term goals and objectives for Fiscal 2011:

Leslie J. Browne, Ph.D.	725,000
Joel Brooks	425,000
Richard Dondero	425,000
John E. Thompson, Ph.D.	425,000

Such options will be granted two days after the filing of our quarterly report on Form 10-Q for the period ended September 30, 2010 and will have an exercise price equal to the closing price of the common stock on the date of grant.  Twenty-five percent (25%) of such options will vest on the first anniversary of the date of grant with the balance vesting at a rate of 1/36 for each month thereafter, unless the Committee has determined that the performance metrics have not been met.

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

Beginning with Fiscal 2008, equity awards have been made in the form of restricted stock units, also referred to herein as RSU’s; however, each executive officer could elect to receive an equity award in stock options.  Beginning with Fiscal 2010, equity awards have been made in the form of stock options.  The Committee followed a grant practice of tying equity awards upon of the completion of certain event milestones (“LTIP Event Milestones”) discussed below.  Accordingly, it is expected that any equity awards to the named executive officers will be made promptly after the completion of each LTIP Event Milestone.  The Committee has established long-term incentive grant guidelines for eligible named executive officers based on competitive annual grant data provided by management’s compensation consultant and by J. Richard, the Committee’s compensation consultant.

Long-Term Incentive Plan – Beginning on December 13, 2007 (the “LTIP Effective Date”) and ending on the earlier of (i) the completion of the Third LTIP Event Milestone or (ii) three (3) years from the LTIP Effective Date, LTIP equity grants to our named executive officers are in the form of RSU’s and ISO’s.  Each RSU and ISO entitles the recipient to receive one share of our common stock upon vesting or upon a designated date or event following such vesting.  Each ISO was granted with an exercise price of $0.99.  Each named executive had the option of receiving their RSU grant in the form of RSU’s or ISO’s.  If a named executive chose to receive ISO’s in lieu of RSU’s, then such named executive was granted twice as many ISO’s, due to the $0.99 exercise price of such ISO’s.

The total RSU’s and ISO’s in the LTIP pool awarded to our named executive officers was 775,000 shares, which consisted of 225,000 RSU’s and 550,000 ISO’s, representing 3.9% of the outstanding shares as of July 1, 2009.

The amount and percentage of the RSU’s awarded, as adjusted for forfeitures, to all the named executive officers as a whole for the completion of each of the three LTIP Event Milestones are as follows:

LTIP Event Milestone	Percentage of LTIP RSU and ISO Award Pool	Total Amount of RSUs and ISO’s Awarded As a Whole to All Named Executive Officers
First LTIP Event Milestone. The Execution of a Research Agreement to Conduct Phase I/II Trials at a Research Facility	20%	120,000
Second LTIP Event Milestone. The Filing and Acceptance by the U.S. FDA of an investigation new drug application, or IND, by the date set by the Committee	20%	120,000
Third LTIP Event Milestone. The Successful Completion of Phase I/II Trials Approved by the FDA by the date set by the Committee	60%	360,000

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

The LTIP awards for each current named executive officer upon the completion of each individual LTIP Event Milestone shall be as follows:

Name	Title	Percentage of Total RSU’s Awarded Upon Completion of a LTIP Event Milestone	Number of RSU’s Awarded upon Completion of First LTIP Event Milestone	Number of RSU’s Awarded upon Completion of Second LTIP Event Milestone	Number of RSU’s Awarded upon Completion of Third LTIP Event Milestone
Joel P. Brooks (1)	Chief Financial Officer, Treasurer and Secretary	10%	10,000	10,000	30,000
John E. Thompson (2)	Executive Vice-President and Chief Scientific Officer	25%	50,000	50,000	150,000
Richard Dondero (2)	Vice-President of Research and Development	30%	60,000	60,000	180,000

(1)     Represents RSU’s.
(2)     Represents ISO’s.

As of the date hereof, the Committee has determined that the First LTIP Event Milestone has been met and the RSU’s and Options related to such event shall vest two trading days after the filing of our quarterly report on Form 10-Q for the period ended September 30, 2010.  The Committee has also determined that none of the remaining LTIP Event Milestones have been met and will expire on December 13, 2010.

Market Timing of Equity Awards. The Compensation Committee does not engage in any market timing of the equity awards made to the executive officers or other award recipients, and accordingly, there is no established practice of timing our awards in advance of the release of favorable financial results or adjusting the award date in connection with the release of unfavorable financial developments affecting our business.   In addition, we will attempt, when possible, to make equity awards to our executive officers and directors promptly after the release of our financial results.  For example, the October 2010 awards shall vest two trading days after the filing of our quarterly report on Form 10-Q for the quarter ended September 30, 2010.

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

IRC Section 162(m) compliance

As a result of Section 162(m) of the Internal Revenue Code, publicly-traded companies such as us are not allowed a federal income tax deduction for compensation, paid to the Chief Executive Officer and the four other highest paid executive officers, to the extent that such compensation exceeds $1 million per officer in any one year and does not otherwise qualify as performance-based compensation. Currently, our stock option compensation packages are structured so that compensation deemed paid to an executive officer in connection with the exercise of a stock option should qualify as performance-based compensation that is not subject to the $1 million limitation. However, other awards, like RSU’s and ISO’s, made under our stock incentive plans may or may not so qualify. In establishing the cash and equity incentive compensation programs for the executive officers, it is the Committee’s view that the potential deductibility of the compensation payable under those programs should be only one of a number of relevant factors taken into consideration, and not the sole governing factor. For that reason the Committee may deem it appropriate to continue to provide one or more executive officers with the opportunity to earn incentive compensation, including cash bonus programs tied to our financial performance and RSU awards, which may be in excess of the amount deductible by reason of Section 162(m) or other provisions of the Internal Revenue Code. It is the Committee’s belief that cash and equity incentive compensation must be maintained at the requisite level to attract and retain the executive officers essential to our financial success, even if part of that compensation may not be deductible by reason of the Section 162(m) limitation.  For Fiscal 2010, none of our executive officer’s compensation reached the $1 million limitation.  The Committee will continue to evaluate such $1 million limitation in Fiscal 2011.

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed the Compensation, Discussion and Analysis with management, and based on this review and these discussions, the Compensation Committee recommended to the board that the Compensation, Discussion and Analysis be included in the Company’s Annual Report on Form 10-K/A.

This report is submitted on behalf of the

Compensation Committee

David Rector, Chairman

John N. Braca

Other Compensation

Summary Compensation Table

The following table sets forth information concerning compensation for services rendered in all capacities during the fiscal years ended June 30, 2010, June 30, 2009 and June 30, 2008 awarded to, earned by or paid to: (i) each person who served as our Chief Executive Officer; (ii) our Chief Financial Officer; and (iii) each of our three other executive officers whose total compensation for Fiscal 2010 was in excess of $100,000, collectively referred to herein as the named executive officers.  No other executive officers who would have otherwise been includable in such table on the basis of total compensation for Fiscal 2010 have been excluded by reason of their termination of employment or change in executive status during that year.

Name and Principal Position	Year (1)	Salary ($)(2)	Bonus ($)(3)	Stock Awards ($) (4)	Option Awards ($) (5)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (6)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Leslie J. Browne, Ph.D. (7)	2010	$27,885	-	-	$9,120	-	-		$37,005
(President and Chief	2009	-	-	-	-	-	-	-	-
Executive Officer)	2008	-	-	-	-	-	-	-	-
Jack Van Hulst (8)	2010	$32,538	-	-	$41,976	-	-	-	$74,514
(Former President and	2009	-	-	-	-	-	-	-	-
Chief Executive Officer)	2008	-	-	-	-	-	-	-	-
Bruce C. Galton (9)	2010	$91,612	-	-	-	-	-	$97,875	$189,487
(Former President and	2009	$258,348	-	$39,600	$7,793	-	-	-	$305,741
Chief Executive Officer)	2008	$258,347	-	$49,723	$24,414	-	-	$14,711	$347,195
Joel P. Brooks	2010	$163,306	$15,000	-	$7,040	-	-	-	$185,346
(Chief Financial Officer ,	2009	$161,986	-	$16,800	$4,870	-	-	-	$183,656
Secretary and Treasurer)	2008	$149,885	-	$36,903	$15,258	-	-	-	$202,046
Richard Dondero	2010	$146,677	$15,000	-	$7,040	-	-	-	$168,717
(Vice-President of	2009	$145,507	-	-	$41,670	-	-	-	$187,177
Research)	2008	$130,008	-	-	$69,920	-	-	-	$199,928
Sascha P. Fedyszyn (10)	2010	$56,407	-	-	-	-	-	$42,666	$99,073
(Former Vice-President of	2009	$108,091	-	$25,200	$4,870	-	-	-	$138,161
Corporate Development and Secretary)	2008	$103,634	-	$24,948	$14,247	-	-	$3,731	$146,560
John E. Thompson Ph.D.	2010	$65,000	-	-	-	-	-	-	$65,000
(Executive Vice-President	2009	$65,000	-	-	$26,950	-	-	-	$91,950
and Chief Scientific Officer)	2008	$65,000	-	-	$54,280	-	-	-	$119,280

(1)	Senesco’s fiscal year ends on June 30.

(2)	Such amount represents actual salary paid, including such amounts deferred in connection with our 401K plan.

(3)	The bonus earned for the fiscal year ended June 30, 2010 was declared and paid in October 2010. There were no bonuses earned or paid during the fiscal years ended June 30, 2009 and June 30, 2008.

(4)
The amounts shown are the compensation costs recognized in our financial statements related to RSU’s awarded to each named executive officer, to the extent we recognized compensation cost for such awards in accordance with the provisions of SFAS 123R.  The fair values of the RSU’s awarded were calculated based on the fair market value of the underlying shares of common stock on the respective grant dates and were not adjusted to take into account any estimated forfeitures.  The following table shows the portion of the overall amount of the compensation cost attributable to each RSU.

Name	Grant Date	# of Shares Subject to RSU Associated With Cost	Compensation Cost in Fiscal 2009	Compensation Cost in Fiscal 2008
Bruce C. Galton	11/19/2008	66,000	$39,600	$-
	12/13/2007	52,225	$-	$49,723
Joel P. Brooks	11/19/2008	28,000	$16,800	$-
	12/13/2007	37,275	$-	$36,903
Sascha P. Fedyszyn	11/19/2008	42,000	$25,200	$-
	12/13/2007	25,200	$-	$24,948

(5)
The amounts shown are the compensation costs recognized in our financial statements related to stock options granted to each named executive officer, to the extent we recognized compensation cost for such awards in accordance with the provisions of SFAS 123R.  For a discussion of valuation assumptions used in the SFAS 123R calculations, see Note 12 of Notes to Consolidated Financial Statements.  The grant date fair values used to calculate such compensation costs were not adjusted to take into account any estimated forfeitures.  The following table shows the portion of the overall amount of the compensation cost attributable to each.

Name	Option Grant Date	Exercise Price	# of Shares Associated With Charge	Compensation Cost in Fiscal 2010	Compensation Cost in Fiscal 2009	Compensation Cost in Fiscal 2008
Leslie J. Browne, Ph.D.	5/25/2010	$0.55	1,000,000	9,120	-	-
	2/19/2010	$0.29	37,500	7,920	-	-
Jack Van Hulst	5/20/2010	$0.61	75,000	34,056	-	-
	12/13/2007	-	-	-	-	-
Bruce C. Galton	12/14/2006	$1.08	40,000	-	$7,793	$16,320
	12/14/2005	$1.40	40,000	-	-	$8,094
	2/19/2010	$0.29	300,000	7,040	-	-
Joel P. Brooks	12/14/2006	$1.08	25,000	-	$4,870	$10,199
	12/14/2005	$1.40	25,000	-	-	$5,059
	2/19/2010	$0.29	300,000	7,040	-	-
	11/19/2008	$0.60	80,000	-	$36,800	-
Richard Dondero	12/13/2007	$0.99	71,924	-	-	$54,662
	12/14/2006	$1.08	25,000	-	$4,870	$10,199
	12/14/2005	$1.40	25,000	-	-	$5,059
	12/14/2006	$1.08	25,000	-	$4,870	$10,199
Sascha P. Fedyszyn	12/14/2005	$1.40	20,000	-	-	$4,048
	11/19/2008	$0.60	48,000	-	$22,080	-
	12/13/2007	$0.99	52,676	-	-	$40,033
John E. Thompson Ph.D.	12/14/2006	$1.08	25,000	-	$4,870	$10,199
	12/14/2005	$1.40	20,000	-	-	$4,048

(6)   Such amount represents unused vacation time and severance paid during the fiscal year ended June 30, 2010 and unused vacation time paid during the fiscal year ended June 30, 2008.
(7)  Dr. Browne was appointed President and Chief Executive Officer on May 25, 2010.

(8)  Mr. Van Hulst served as our President and Chief Executive Officer from November 16, 2009 through May 24, 2010.

(9) Mr. Galton resigned as our President and Chief Executive Officer on November 16, 2009.

(10) Mr. Fedyszyn resigned as our Vice-President Corporate Development and Secretary on February 1, 2010.

Executive Compensation Agreements

On July 1, 2003, Joel P. Brooks entered into an employment agreement with Senesco for a term of three (3) years. The agreement automatically renewed for successive one-year terms thereafter, unless written notice of termination was provided at least 120 days prior to the end of the applicable term.  Notice of termination of the agreement was provided on May 18, 2009, and Mr. Brooks’ employment agreement expired on June 30, 2010.

On July 19, 2004, we hired Richard Dondero as our new Vice President of Research and Development.  In conjunction with Mr. Dondero’s appointment, we entered into a three (3) year employment agreement with Mr. Dondero, effective July 19, 2004.  The agreement automatically renewed for successive one (1) year terms thereafter, unless written notice of termination was provided at least 120 days prior to the end of the applicable term. Notice of termination of the agreement was provided on May 18, 2009 and Mr. Dondero’s employment agreement expired on July 18, 2010.  The agreement provides Mr. Dondero with an annual base salary of $110,000 plus certain benefits, including potential bonuses, equity awards and other perquisites as determined by our board.  Our board has since approved several increases in Mr. Dondero’s base salary, which is currently $147,300.

On May 25, 2010, we hired Leslie J. Browne, Ph.D. as our new President and Chief Executive Office.  In conjunction with Dr. Browne’s appointment, we entered into an agreement whereby we will pay six months of severance at his base salary in effect at such time, in the event that Dr. Browne is terminated without cause within the first year of employment, which would amount to $125,000.  He would also be provided with a continuation of his medical benefits for a period of six months from the date of termination.

Grants of Plan-Based Awards

The following Grants of Plan Based Awards table provides additional information about stock and option awards and equity incentive plan awards granted to our named executive officers during the fiscal year ended June 30, 2010.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Under- lying	Exercise or Base Price of Option	Grant Date Fair Value of Equity
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	or Units (#)	Options (#)	Awards ($/Sh)	Awards ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)
Leslie J. Browne, Ph.D.	5/25/2010	-	-	-	-	-	-	-	1,000,000	$0.55	$440,000
Jack Van Hulst	2/19/2010	-	-	-	-	-	-	-	37,500	$0.29	$8,250
	5/20/2010	-	-	-	-	-	-	-	75,000	$0.61	$34,500
Joel P. Brooks	2/19/2010	-	-	-	-	-	-	-	300,000	$0.29	$66,000
Richard Dondero	2/19/2010	-	-	-	-	-	-	-	300,000	$0.29	$66,000

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the equity awards we have made to our named executive officers which are outstanding as of June 30, 2010.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexer- cisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)		(c)	(d)		(e)	(f)	(g)	(h)	(i)		(j) (1)
Leslie J. Browne, Ph.D.	-		-	1,000,000	(2)	$0.55	5/25/2020	-	-	-		-
Jack Van	37,500		-	-		$0.29	2/19/2020	-	-	-		-
Hulst	75,000		-	-		$0.61	5/20/2020	-	-	-		-
Bruce C.	130,000	(3)	-	-		$2.10	10/05/2011	-	-	-		-
Galton	300,000	(4)	-	-		$2.05	12/01/2011	-	-	-		-
	50,000	(5)	-	-		$2.16	06/19/2013	-	-	-		-
	30,000	(5)	-	-		$3.15	12/16/2013	-	-	-		-
	35,000	(5)	-	-		$3.45	12/16/2014	-	-	-		-
	40,000	(5)	-	-		$1.40	12/14/2015	-	-	-		-
	40,000	(5)	-	-		$1.08	12/14/2016	-	-	-		-
Joel P.	120,000	(6)	-	180,000		$0.29	2/19/2020	-	-	-		-
Brooks	25,000	(5)	-	-		$2.25	12/01/2010	-	-	-		-
	15,000	(5)	-	-		$2.15	11/01/2011	-	-	-		-
	12,500	(5)	-	-		$1.65	10/09/2012	-	-	-		-
	20,000	(5)	-	-		$2.16	06/19/2013	-	-	-		-
	15,000	(5)	-	-		$3.15	12/16/2013	-	-	-		-
	20,000	(5)	-	-		$3.45	12/16/2014	-	-	-		-
	25,000	(5)	-	-		$1.40	12/14/2015	-	-	-		-
	25,000	(5)	-	-		$1.08	12/14/2016	-	-	-		-
	-		-	-		-	-	-	-	50,000	(7)	$16,000
Richard	120,000	(6)	-	180,000		$0.29	2/19/2020	-	-	-		-
Dondero	10,000	(5)	-	-		$3.45	12/16/2014	-	-	-		-
	25,000	(5)	-	-		$1.40	12/14/2015	-	-	-		-
	25,000	(5)	-	-		$1.08	12/14/2016	-	-	-		-
	71,924	(8)	-	-		$0.99	12/13/2017	-	-	-		-
	-		-	300,000	(8)	$0.99	12/13/2017	-	-	-		-
	76,000	(8)	-	-		$0.60	11/19/2018	-	-	-		-
Sascha P.	35,000	(5)	-	-		$2.25	12/01/2010	-	-	-		-
Fedyszyn	10,000	(5)	-	-		$2.15	11/01/2011	-	-	-		-
	10,000	(5)	-	-		$1.65	10/09/2012	-	-	-		-
	20,000	(5)	-	-		$2.16	06/19/2013	-	-	-		-
	15,000	(5)	-	-		$3.15	12/16/2013	-	-	-		-
	20,000	(5)	-	-		$3.45	12/16/2014	-	-	-		-
	20,000	(5)	-	-		$1.40	12/14/2015	-	-	-		-
	25,000	(5)	-	-		$1.08	12/14/2016	-	-	-		-
	-		-	-		-	-	-	-	-		-
John E.	80,000	(5)	-	-		$2.05	12/01/2011	-	-	-		-
Thompson	20,000	(5)	-	-		$2.35	01/07/2013	-	-	-		-
Ph.D.	20,000	(5)	-	-		$3.15	12/16/2013	-	-	-		-
	55,000	(5)	-	-		$3.45	12/16/2014	-	-	-		-
	20,000	(5)	-	-		$1.40	12/14/2015	-	-	-		-
	25,000	(5)	-	-		$1.08	12/14/2016	-	-	-		-
	52,676	(8)	-	-		$0.99	12/13/2017	-	-	-		-
	-		-	250,000	(8)	$0.99	12/13/2017	-	-	-		-
	48,000	(8)	-	-		$0.60	11/19/2018	-	-	-		-

(1)	The amounts in this column are calculated by multiplying the number in column (i) by the closing price on June 30, 2010 of $0.32.
(2)	One-third of such options will vest on the first anniversary of the date of grant with one-thirtysixth of the balance vesting each month thereafter.
(3)	100,000 of such options vested on the date of grant and an additional 10,000 options vested on each of the one month, two month and three month anniversary of the date of grant.
(4)	100,000 of such options vested on each of the first, second and third anniversary of the date of grant.
(5)	One-third of such options vested on the date of grant and an additional one-third of such options vested or will vest on each of the first and second anniversary of the date of grant.
(6)
60,000 of such options vested on the date of grant and an additional 60,000 of such options vested on June 30, 2010.  One-third of the remaining options will vest on each of June 30, 2011, June 30, 2012 and June 30, 2013.

(7)	Such amounts consist of performance based RSU’s which will vest if certain milestones are met under our long-term incentive plan.
(8)	Such amounts consist of performance based options which have vested upon the achievement of certain milestones or will vest if certain milestones are met under our and long-term incentive plan.

Options Exercised and Stock Vested

The table below shows option exercise and stock award vesting activity for our named executive officers during the year ended June 30, 2010.

	Option Awards		Stock Awards
	Number of Shares	Value	Number of Shares	Value
	Acquired on	Realized on	Acquired on	Realized on
	Exercise	Exercise	Vesting	Vesting
Name	(#)	($)	(#)	($)(1)
(a)	(b)	(c)	(d)	(e)

Leslie J. Browne Ph.D.	-	-	-	-

Jack Van Hulst	-	-	-	-

Bruce C. Galton	—	—	49,500	$19,800

Joel P. Brooks	—	—	26,600	$10,374

Sascha Fedyszyn	—	—	39,900	$15,561

Richard Dondero	—	—	—	—

John E. Thompson, Ph.D.	—	—	—	—

(1)	Such amounts in this column were calculated by multiplying the number in column (d) by the closing price on the date of vesting.

Employment Contracts, Termination of Employment, and Change-in-Control Arrangements

Executive Severance. Certain of our named executive officer’s have employment agreements which contain severance provisions. The following table shows the potential incremental payments to our named executive officers in the event of their termination or termination in connection with a change of control of our company as of June 30, 2010. John E. Thompson, Ph.D. is not included in this table as he does not have an employment contract or any termination or change if control arrangements.

	Leslie J. Browne, Ph.D.		Joel P. Brooks (1)		Richard Dondero (2)
	Without Cause	Change in Control	Without Cause	Change in Control	Without Cause	Change in Control
Benefit	$ (3)	$	$	$	$ (3)	$ (4)
Cash Severance(5)	$125,000	$-	$-	$-	$143,000	$125,457
# of Months	6	-	-	-	12	12
Equity
Unvested Restricted Stock	$-	$-	$-	$-	$-	$-
Unvested RSU’s	$-	$-	$-	$-	$-	$-
Unvested Options	$-	$-	$-	$-	$-	$-
Common Stock	$-	$-	$-	$-	$-	$-
Other Benefits
Health, Disability and Life Insurance	$-	$-	$-	$-	$-	$-
Total	$125,000	$-	$-	$-	$143,000	$125,457

(1)	Mr. Brooks’ employment agreement terminated on June 30, 2010.

(2)	Mr. Dondero’s employment agreement terminated on July 19, 2010.

(3)	Such amounts are calculated using the named executive’s base salary in effect as of June 30, 2010 multiplied by the number of months of severance the named executive is entitled to.

(4)	Such amounts are calculated using the named executive’s average compensation paid during the past five years multiplied by the number of months of severance the named executive is entitled to.

(5)	Such amounts are payable as a lump sum.

Compensation of Directors

Equity Grants Fiscal 2010:

We do not automatically grant options or other equity to our board. Our Compensation Committee reviews the equity program each year with its compensation consultant and determines the appropriate level of the equity awards. We provide reimbursement to directors for reasonable and necessary expenses incurred in connection with attendance at meetings of the board of directors and other Senesco business.

In October 2010, the Committee granted the following options to the directors for their service during Fiscal 2010. Such grants will be effective two (2) trading days after we file our quarterly report on Form 10-Q for the quarter ended September 30, 2010:

Director	Total # of Options Granted
Harlan W. Waksal, M.D.	200,000
Rudolf Stalder	100,000
Christopher Forbes	125,000
Thomas C. Quick	100,000
John N. Braca	150,000
David Rector	150,000
Jack Van Hulst(1)	100,000
Warren J. Isabelle	100,000

(1)	Mr. Van Hulst was employed by the Company from November 16, 2009 through May 24, 2010.

Such grants will vest as follows: one-half (1/2) upon the date of grant and the remaining one-half (1/2) will vest one (1) year from the date of grant.

Additionally, In October 2010, the Committee granted an additional 500,000 options to Harlan W. Waksal, M.D. for his commitment, leadership and individual performance during Fiscal 2010. Such grant will be effective two (2) trading days after we file our quarterly report on Form 10-Q for the quarter ended September 30, 2010. Twenty-five percent (25%) of such options shall vest on the first anniversary of the date of grant and one-thirty-six of such grant each month thereafter.

Commencing in Fiscal 2009, after review and consultation with the Compensation Committee’s compensation consultant, we implemented a new compensation plan for our directors pursuant to which we pay each director cash compensation as consideration for their service on our board as follows:

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

Such cash compensation is paid in quarterly increments. A director may elect, provided such election is made prior to the time the cash award is made, to receive, in lieu of such cash payments, either (i) restricted stock units, or RSU’s, in an amount equal to such cash award or (ii) twice the number of options in an amount equal to such cash award. Such election to receive (y) cash or (z) equity in the form of RSU’s or options applies for the entire year. The directors have all elected to receive options in lieu of cash for Fiscal 2010 and Fiscal 2011, except for Messrs. Braca and Rector, who have elected to receive their retainer fees in cash and their meeting fees in options, and Mr. Isabelle, who has elected to receive his fees in cash. The RSU’s or options are granted effective two (2) days following the filing of our quarterly reports on Form 10-Q. The exercise price will be the closing price on the day before the grant date.

Further, in consideration for his service on a Finance Committee of the board, from November 16, 2009 through May 31, 2010, Mr. Braca received additional board compensation in the amount of $6,000 a month as well as 10,000 options per month to purchase shares of the Company’s common stock. Such options vested on the last business day of the fiscal quarter in accordance with the terms of the Company’s 2008 Incentive Compensation Plan, but shall not be issued until at least two (2) trading days after the Company issues its financial results for such quarter. The Committee further indicated that such compensation was in addition to any other fees received by Mr. Braca for his service on the board and its other committees.

Director Compensation

The table below shows the compensation paid or awarded to our independent directors during the fiscal year ended June 30, 2010.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards (1) ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Rudolf Stalder	—	—	$56,153	—	—	—	$56,153
Christopher Forbes	—	—	$42,632	—	—	—	$42,632
Thomas C. Quick	—	—	$32,928	—	—	—	$32,928
John N. Braca	$57,125	—	$60,226	—	—	—	$117,351
David Rector	$18,125	—	$43,248	—	—	—	$61,373
Jack Van Hulst(2)	—	—	$33,502	—	—	—	$33,502
Harlan W. Waksal, M.D.	—	—	$57,132	—	—	—	$57,132
Warren J. Isabelle	$26,300	—	$4,362	—	—	—	$30,662

(1)
Represents the aggregate grant date fair value for stock options granted in Fiscal 2010 accounted for in accordance with the FASB ASC Topic 718. For information regarding assumptions underlying the FASB ASC Topic 718 valuation of equity awards, see Note 7 of the Consolidated Financial Statements in our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2010.

(2)	Mr. Van Hulst was employed by the Company from November 16, 2009 through May 24, 2010.

Director	Option Grant Date	Exercise Price	# of Shares Associated With Charge	Compensation Cost in Fiscal 2010
Rudolf Stalder	5/20/2010	$0.61	10,041	$4,464
	2/19/2010	$0.29	56,666	$11,719
	11/19/2009	$0.39	122,949	$26,998
	11/19/2008	$0.60	80,000	$12,972
Christopher Forbes	5/20/2010	$0.67	9,631	$4,228
	2/19/2010	$0.32	54,166	$10,692
	11/19/2009	$0.43	88,718	$19,957
	11/19/2008	$0.66	50,000	$7,755
Thomas C. Quick	5/20/2010	$0.61	6,967	$3,097
	2/19/2010	$0.29	43,334	$8,961
	11/19/2009	$0.39	60,898	$14,384
	11/19/2008	$0.60	40,000	$6,486
John N. Braca	5/20/2010	$0.61	35,533	$15,800
	2/19/2010	$0.29	65,834	$13,614
	11/19/2009	$0.39	88,462	$19,462
	11/19/2008	$0.60	70,000	$11,350
David Rector	5/20/2010	$0.61	5,533	$2,460
	2/19/2010	$0.29	50,834	$10,512
	11/19/2009	$0.39	86,539	$18,926
	11/19/2008	$0.60	70,000	$11,350
Jack Van Hulst(1)	5/20/2010	-	-	-
	2/19/2010	$0.29	29,166	$6,031
	11/19/2009	$0.39	86,410	$20,985
	11/19/2008	$0.60	40,000	$6,486
Harlan W. Waksal, M.D.	5/20/2010	$0.61	22,951	$10,205
	2/19/2010	$0.29	77,500	$16,027
	11/19/2009	$0.39	136,923	$30,900
	11/19/2008	-	-	-
Warren J. Isabelle	11/19/2009	$0.39	25,000	$4,362

(1)	Mr. Van Hulst was employed by the Company from November 16, 2009 through May 24, 2010.

As described above, on November 19, 2009, February 19, 2010, and May 20, 2010, each of our non-employee directors received options to purchase shares of our common stock pursuant to the provisions of the 2008 Stock Plan. The options have an exercise price of $0.39 per share, $0.29 per share and $0.61 per share, respectively, the fair market value of the common stock on the grant dates (except for the grants to Christopher Forbes, which have exercise prices of $0.66 per share, $0.43 per share, $0.32 per share and $0.67 per share, respectively (110% of the fair market value of the common stock on the grant date)).

The following table shows the total number of shares of our common stock subject to option awards (vested and unvested) for each non-employee director as of June 30, 2010:

Director	Total # of Options Outstanding
Rudolf Stalder	909,951
Christopher Forbes	478,211
Thomas C. Quick	371,205
John N. Braca	469,569
David Rector	452,646
Jack Van Hulst(1)	378,032
Harlan W. Waksal, M.D.	263,958
Warren J. Isabelle	25,000

(1)	Mr. Van Hulst was employed by the Company from November 16, 2009 through May 24, 2010.

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

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of September 30, 2010, the beneficial ownership of the common stock of by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our common stock outstanding as of such date; (ii) each of our directors and our named executive officers; and (iii) all of our directors and our current executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership(2)		Percent of Class(3)
(i) Certain Beneficial Owners:

Partlet Holdings Limited International House, 1st Floor 41, The Parade St. Helier, JERSEY, Channel Islands	7,961,309	(4)	11.4%
(ii) Directors, Named Executives and Chief Executive Officer:
Harlan W. Waksal, M.D.	2,878,459	(5)	4.3%
Rudolf Stalder.	2,552,951	(6)	3.9%
Leslie J Browne, Ph.D..	-		-
John E. Thompson, Ph.D..	892,676	(7)	1.4%
Christopher Forbes	18,131,977	(8)	24.2%
Thomas C. Quick	1,589,540	(9)	2.4%
David Rector	841,257	(10)	1.3%
Jack Van Hulst	444,972	(11)	*
John N. Braca	678,092	(12)	1.1%
Warren Isabelle	194,323	(13)	*
Joel P. Brooks	318,375	(14)	*
Richard Dondero	327,924	(15)	*
(iii) All Directors and current executive officers as a group (12 persons)	28,850,546	(16)	35.2%

*	Less than 1%

(1)	Unless otherwise provided, all addresses should be care of Senesco Technologies, Inc., 303 George Street, Suite 420, New Brunswick, New Jersey 08901.

(2)	Except as otherwise indicated, all shares of common stock are beneficially owned and sole investment and voting power is held by the persons named.

(3)
Applicable percentage of ownership is based on 64,302,322 shares of our common stock outstanding as of September 30, 2010, plus any common stock equivalents and options or warrants held by such holder which are presently or will become exercisable within sixty (60) days after September 30, 2010.

(4)	Includes 3,618,056 shares of common stock issuable pursuant to presently exercisable warrants.

(5)
Includes 625,000 shares of common stock issuable pursuant to the conversion of 200 shares of Series B convertible preferred stock and 1,431,291 shares of common stock issuable pursuant to presently exercisable options and warrants.

(6)	Includes 1,499,013 shares of common stock issuable pursuant to presently exercisable options and warrants.

(7)
Represents 572,000 shares of common stock held by 2091794 Ontario Ltd. and 320,676 shares of common stock issuable pursuant to presently exercisable options issued to John E. Thompson, Ph.D.  Excludes 250,000 shares of common stock underlying options which become exercisable upon the achievement of certain performance milestones.

(8)
Includes 3,125,000 shares of common stock issuable pursuant to the conversion of 1,200 shares of Series B convertible preferred stock and 7,569,688 shares of common stock issuable pursuant to presently exercisable options and warrants.

(9)
Represents 675,173 shares of common stock and 150,389 shares of common stock issuable pursuant to warrants issued to Thomas C. Quick Charitable Foundation.  Represents 139,734 shares of common stock and 371,205 shares of common stock issuable pursuant to presently exercisable options or issued to Thomas C. Quick.

(10)	Includes 590,511 shares of common stock issuable pursuant to presently exercisable options and warrants.

(11)	Includes 409,904 shares of common stock issuable pursuant to presently exercisable options and warrants.

(12)	Includes 540,128 shares of common stock issuable pursuant to presently exercisable options and warrants.

(13)	Includes 92,559 shares of common stock issuable pursuant to presently exercisable options and warrants.

(14)
Includes 277,500 shares of common stock issuable pursuant to presently exercisable options.  Excludes 180,000 shares of common stock underlying options which become exercisable more than sixty (60) days after September 30, 2010 and 50,000 shares of common stock underlying RSU’s which become vested upon the achievement of certain performance milestones.

(15)
Includes 327,924 shares of common stock issuable pursuant to presently exercisable options.  Excludes 180,000 shares of common stock underlying options which become exercisable more than sixty (60) days after September 30, 2010 and 300,000 shares of common stock underlying options which become vested upon the achievement of certain performance milestones.

(16)	See Notes 6 through 15.

The following table reflects information relating to equity compensation plans as of June 30, 2010.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	7,319,172	(1)	$1.13	7,935,712	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	7,319,172	(1)	$1.13	7,935,712	(2)

(1)           Issued pursuant to our 1998 Stock Plan and 2008 Stock Plan.

(2)           Available for future issuance pursuant to our 2008 Stock Plan.

Item 13.               Certain Relationships and Related Transactions, and Director Independence.
Contractual Relationships

Service Agreements

Christopher Forbes, our director, is also Vice Chairman of Forbes, Inc., which publishes Forbes Magazine.  Forbes, Inc. has provided and will continue to provide us with introductions to strategic alliance partners and, from time to time, use of its office space.  In recognition of these services, during the last two fiscal years, we granted to Forbes, Inc. warrants to purchase shares of our common stock as follows:

Date of Grant	# of Warrant Shares	Exercise Price	Value of Services on Date of Grant	# of Warrant Shares Vested

November 19, 2008	500	$0.60	$230	334

The exercise price of the warrants granted to Forbes, Inc. represented the fair market value of our common stock on the dates of grant.

Research and Development Agreements

Effective September 1, 1998, we entered into a three-year research and development agreement, which has been extended for successive periods through November 30, 2010, with John E. Thompson, Ph.D. and the University of Waterloo in Waterloo, Ontario, Canada, referred to as the University.  Dr. Thompson is our director and officer and beneficially owns approximately 1.4% of our common stock.  Dr. Thompson is the Associate Vice President, Research and former Dean of Science of the University.  Dr. Thompson and the University will provide research and development under our direction.  Research and development expenses under this agreement for the years ended June 30, 2010 and 2009 aggregated US $672,693 and US $653,104, respectively.  Effective September 1, 2010, we, Dr. Thompson and the University extended the agreement for an additional three-month period through November 30, 2010 in the amount of CAN $164,200.  As of September 30, 2010, such amount represented approximately US $164,200.

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

Debt / Equity Transactions

Transaction With Stanford Entities

As previously disclosed in a Form 8-K filed on November 9, 2009, on November 6, 2009, each of Stanford Venture Capital Holdings, Inc., or SVCH, and Stanford International Bank, Ltd., or SIBL (collectively SVCH and SIBL are referred to herein as Stanford), who are the beneficial owners of a significant interest in Senesco Technologies, Inc., simultaneously entered into definitive agreements with certain members of the Company’s Board of Directors to sell all of their respective interests in the Company, including shares of common stock, convertible debentures and warrants, (the “Securities”) held by each of the Stanford entities to each of Harlan W. Waksal, M.D., Rudolf Stalder, Christopher Forbes, David Rector, John N. Braca, Jack Van Hulst, Warren Isabelle and the Thomas C. Quick Charitable Foundation.  Each of Harlan W. Waksal, M.D., Rudolf Stalder, Christopher Forbes, David Rector, John N. Braca, Jack Van Hulst and Warren Isabelle are members of the Company’s Board of Directors, also referred to herein as the Insiders. The Thomas C. Quick Charitable Foundation is an affiliate of Mr. Thomas C. Quick who is also a member of the Company’s Board of Directors.  Such transaction was negotiated privately between Stanford and the foregoing persons and their affiliates and was subject to certain closing conditions.

On February 19, 2010, SVCH and the Insiders closed on their definitive agreement to sell all of their Securities for an aggregate purchase price of $890,000.  As a result of the transaction, the members of the Company’s Board of Directors, as a group, will beneficially own a controlling interest of approximately 40.9% of the Company’s common stock.  In addition, Mr. Christopher Forbes, who was the main investor in the transaction, will, individually, beneficially own approximately 27.5% of the Company’s common stock.  The Insiders have not closed on the agreement between them and SIBL as certain closing conditions to that agreement have not been met as of yet.

On March 4, 2010, the insiders of Senesco Technologies, Inc. who had previously purchased all of the convertible debentures, warrants and common stock of Senesco which were previously held by Stanford Venture Capital Holdings, Inc., notified the Company that they have elected, subject to stockholder approval, to convert their convertible debentures at a conversion price of $0.83.  Under the terms of the convertible debentures, such convertible debentures could have converted at a floating conversion rate equal to the lower of $0.83, or 80 percent of the lowest daily Volume-Weighted Average Price (VWAP) for the five-day period immediately preceding the conversion date, which equated to $0.22.  The conversion of the debentures was approved by our stockholders on May 25, 2010.

Transaction with JMP Securities

On February 17, 2010, the Company entered into a credit agreement with JMP Securities LLC, also referred to herein as the Credit Agreement.  The agreement provides the Company with, subject to certain restrictions, including the existence of suitable collateral, up to a $3.0 million line of credit upon which the Company may draw at any time, also referred to herein as the Line of Credit.  Any draws upon the Line of Credit accrue at a monthly interest rate of (i) the broker rate in effect at the time of the draw (which is currently 2.0%), plus (ii) 2.75%.  There are no other conditions or fees or expenses associated with the Line of Credit.  The Line of Credit is not secured by any assets of the Company, but it is secured by certain assets of the Chairman of our Board of Directors, Harlan W. Waksal, M.D., which are currently held by JMP Securities.

March 2010 Transaction with Christopher Forbes and Harlan W. Waksal, M.D.

On June 2, 2010, we sold 1,200 shares of 10% Series B Preferred Stock to Christopher Forbes and Harlan W. Waksal, M.D. for cash.  We received proceeds in the amount of $1,200,000.

Pursuant to the securities purchase agreement, the Series B Preferred Stock is convertible into approximately 3,750,000 shares of our common stock. In addition, Mr. Forbes and Dr. Waksal received immediately exercisable warrants to purchase up to approximately 3,750,000 shares of our common stock.

Each share of Preferred Stock has a stated value of $1,000 (the “Stated Value”). Each holder of shares of Preferred Stock is entitled to receive semi-annually dividends at the rate of 10% per annum of the Stated Value for each share of Preferred Stock. Except in limited circumstances, we can elect to pay the dividends in cash or shares of common stock.  If the dividends are paid in shares of common stock, such shares will be priced at the lower of 90% of the average VWAP for the 20 days immediately preceding the payment date or $0.224.  The dividends are subject to a 30% make whole provision.

The shares of Preferred Stock are convertible into shares of common stock at an initial conversion price of $0.32 per share and are convertible at any time, The conversion price is subject to adjustment if we sell or grant any common stock or common stock equivalents, subject to certain exclusions, at an effective price per share that is lower than the conversion price of the Preferred Stock.  After 18 months from the date of issuance of the Preferred Stock, if our common stock trades above $0.80 for 20 out of 30 consecutive trading days, the Preferred Stock will no longer be subject to adjustment.

We may force conversion of the Preferred Stock if our common stock trades above $0.80 for 20 out of 30 consecutive trading days and there is an effective registration statement for the underlying common stock or such underlying common stock is freely tradable under rule 144.

Warrants

Pursuant to the purchase agreement, we delivered a Series B Warrant to Mr. Forbes and Dr. Waksal.  Each Warrant has an initial exercise price of $0.35 per share of common stock. The Warrants are immediately exercisable and have a five year term.

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

Item 14.               Principal Accounting Fees and Services.

The aggregate fees billed by McGladrey & Pullen, LLP and RSM McGladrey, Inc. for services performed for the years ended June 30, 2010 and 2009 are as follows:

	2010	2009
Audit Fees	$91,000	$105,000
Audit Related Fees	8,500	8,000
Tax Fees	-	5,815
All Other Fees	-	1,715
Total Fees	$99,500	$120,530

AUDIT FEES

The aggregate audit fees for the years ended June 30, 2010 and 2009 were primarily related to the audit of the our annual financial statements and review of those financial statements included in our quarterly reports on Form 10-Q and fees for professional services rendered in connection with documents filed with the Securities and Exchange Commission.

AUDIT RELATED FEES

Audit related fees for the years ended June 30, 2010 and 2009 were primarily incurred in connection with our equity offerings and fees in connection with correspondence with the SEC and the NYSE Amex.

TAX FEES

Tax fees for the year ended June 30, 2009 related to the review of our tax returns.

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

PART IV

Item 15.               Exhibits and Financial Statement Schedules.

 (a)         (3)           Exhibits.

Reference is made to the Exhibit Index on Page 43.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 25th day of October 2010.

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

Signature	Title	Date

/s/ Harlan W. Waksal, M.D	Chairman and Director	October 25, 2010
Harlan W. Waksal, M.D.

/s/ Leslie J. Browne	President and Chief Executive	October 25, 2010
Leslie J. Browne	Officer (principal executive officer)

/s/ Joel Brooks	Chief Financial Officer and Treasurer	October 25, 2010
Joel Brooks	(principal financial and accounting officer)

/s/ John E. Thompson	Executive Vice President, Chief	October 25, 2010
John E. Thompson	Scientific Officer and Director

/s/ John Braca	Director	October 25, 2010
John Braca

/s/ Christopher Forbes	Director	October 25, 2010
Christopher Forbes

/s/ Warren J. Isabelle	Director	October 25, 2010
Warren J. Isabelle

/s/ Thomas C. Quick	Director	October 25, 2010
Thomas C. Quick

/s/ David Rector	Director	October 25, 2010
David Rector

/s/ Rudolf Stalder	Director	October 25, 2010
Rudolf Stalder

/s/ Jack Van Hulst	Director	October 25, 2010
Jack Van Hulst

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1 †	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 †	Certification of the principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 †	Certification of the principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 †	Certification of the principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†  Filed herewith.