Form 10-Q
period 2010-12-31
SENESCO TECHNOLOGIES INC
filed 2011-02-10
CIK 1035354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934

           For the quarterly period ended December 31, 2010

or

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934

           For the transition period from ________________ to ________________

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

74,766,237 shares of the issuer’s common stock, par value $0.01 per share, were outstanding as of January 31, 2011.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION.

Item 1.	Financial Statements (Unaudited)	1

CONDENSED CONSOLIDATED BALANCE SHEETS as of December 31, 2010 and June 30, 2010		2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS For the Three Months and Six Months Ended December 31, 2010 and 2009, and From Inception on July 1, 1998 through December 31, 2010		3

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY For the Six Months Ended December 31, 2010		4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Six Months Ended December 31, 2010 and 2009, and From Inception on July 1, 1998 through December 31, 2010		5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS		6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Overview		14

Liquidity and Capital Resources		18

Changes to Critical Accounting Policies and Estimates		20

Results of Operations		21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31

Item 4T.	Controls and Procedures	31

PART II. OTHER INFORMATION.

Item 1.	Legal Proceedings.	32

Item 1A.	Risk Factors.	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	48

Item 3.	Defaults Upon Senior Securities	48

Item 4.	[REMOVED AND RESERVED]	48

Item 5.	Other Information.	48

Item 6.	Exhibits.	48

SIGNATURES		49

i

PART I.  FINANCIAL INFORMATION.

Item 1.	Financial Statements (Unaudited).

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

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	December 31,	June 30,
	2010	2010

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,837,477	$8,026,296
Prepaid research supplies and expenses	1,307,976	1,304,795

Total Current Assets	6,145,453	9,331,091

Equipment, furniture and fixtures, net	5,179	4,554
Intangibles, net	4,759,268	4,568,895
Deferred income tax assets, net	-	-
Security deposit	7,187	7,187

TOTAL ASSETS	$10,917,087	$13,911,727

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$625,995	$557,420
Accrued expenses	371,467	576,857
Line of credit	2,194,844	2,194,844
Deferred rent	4,030	-

Total Current Liabilities	3,196,336	3,329,121

Warrant liabilities ($0 and $490,438 to related parties, respectively)	902,675	2,493,794
Deferred rent	-	8,060
Grant payable	99,728	99,728

TOTAL LIABILITIES	4,198,739	5,930,703

STOCKHOLDERS' EQUITY:

Preferred stock, $0.01 par value, authorized 5,000,000 shares
Series A 10,297 shares issued and 4,125 and 8,035 shares outstanding, respectively (liquidation preference of $4,228,125 and $8,235,875 at December 31, 2010 and June 30, 2010, respectively)	41	80
Series B 1,200 shares issued and outstanding (liquidation preference of $1,230,000 and $1,210,000 at December 31, 2010 and June 30, 2010, respectively)	12	12
Common stock, $0.01 par value, authorized 250,000,000 shares, issued and outstanding 69,255,399 and 50,092,204, at December 31, 2010 and June 30, 2010, respectively	692,554	500,922
Capital in excess of par	61,700,953	58,321,169
Deficit accumulated during the development stage	(55,675,212)	(50,841,159)

Total Stockholders' Equity	6,718,348	7,981,024

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,917,087	$13,911,727

See Notes to Condensed Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

					Cumulative
	Three months ended December 31,		Six months ended December 31,		Amounts from
	2010	2009	2010	2009	Inception

Revenue	$-	$140,000	$-	$140,000	$1,590,000

Operating expenses:
General and administrative	706,685	685,409	1,375,569	1,180,364	27,655,880
Research and development	798,352	467,544	2,334,859	956,303	17,283,823
Total operating expenses	1,505,037	1,152,953	3,710,428	2,136,667	44,939,703

Loss from operations	(1,505,037)	(1,012,953)	(3,710,428)	(1,996,667)	(43,349,703)

Other non-operating income (expense)

Grant income	244,479	-	244,479	-	244,479

Fair value – warrant liability	149,910	451,208	469,386	2,339,341	7,717,814

Sale of state income tax loss – net	-	-	-	-	586,442

Other noncash (expense) income, net	(4,604)	-	(115,869)	-	205,390

Loss on extinguishment of debt	-	-	-	(86,532)	(361,877)

Amortization of debt discount and financing costs	-	(959,946)	-	(1,767,860)	(11,227,870)

Interest expense – convertible notes	-	(182,653)	-	(382,269)	(2,027,930)

Interest (expense) income - net	(21,311)	679	(39,607)	1,026	459,571

Net loss	(1,136,563)	(1,703,665)	(3,152,039)	(1,892,961)	(47,753,684)

Preferred dividends	(675,608)	-	(1,682,014)	-	(7,921,528)

Loss applicable to common shares	$(1,812,171)	$(1,703,665)	$(4,834,053)	$(1,892,961)	$(55,675,212)

Basic and diluted net loss per common share	$(0.03)	$(0.06)	$(0.08)	$(0.08)

Basic and diluted weighted-average number of common shares outstanding	67,978,776	26,250,566	62,733,481	24,146,382

See Notes to Condensed Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010
(unaudited)

						Deficit
						Accumulated
						During the	Stockholders'
	Preferred Stock		Common Stock		Capital in Excess	Development	Equity
	Shares	Amount	Shares	Amount	of Par Value	Stage	(Deficiency)

Balance July 1, 1998 (inception) through June 30, 2010	9,235	$92	50,092,204	$500,922	$58,321,169	$(50,841,159)	$7,981,024

Issuance of common stock at $0.30 per share	-	-	599,185	5,992	174,722	-	180,714

Commissions and other fees related to the issuance of common stock	-	-	-	-	(31,437)	-	(31,437)

Preferred stock converted into common stock	(3,910)	(39)	12,218,750	122,187	(122,148)	-	-

Issuance of common stock in lieu of cash payment for dividends	-	-	6,335,260	63,353	1,355,678	(1,188,156)	230,875

Fair market value of options and warrants vested and amended	-	-	-	-	520,603	-	520,603

Reclassification of warrant liability	-	-	-	-	1,121,733	-	1,121,733

Issuance of common stock under the Company's the Company's long-term incentive plan	-	-	10,000	100	(100)	-	-

Deemed dividend - Preferred Stock	-	-	-	-	360,733	(360,733)	-

Dividends accrued and unpaid at December 31, 2010	-	-	-	-	-	(133,125)	(133,125)

Net loss	-	-	-	-	-	(3,152,039)	(3,152,039)

Balance at December 31, 2010	5,325	$53	69,255,399	$692,554	$61,700,953	$(55,675,212)	$6,718,348

See Notes to Condensed Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Cumulative
	Six months ended December 31,		Amounts from
	2010	2009	Inception
Cash flows from operating activities:
Net loss	$(3,152,039)	$(1,892,961)	$(47,753,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash capital contribution	-	-	85,179
Noncash conversion of accrued expenses into equity	-	-	131,250
Noncash income related to change in fair value of warrant liability	(469,386)	(2,339,341)	(8,039,073)
Noncash charge for change in warrant terms	115,869	-	115,869
Issuance of common stock and warrants for interest	-	382,269	2,003,386
Issuance of common stock for services	-	28,800	53,800
Stock-based compensation expense	404,734	153,542	10,994,317
Depreciation and amortization	69,304	60,535	768,312
Deferred rent	(4,030)	(3,979)	4,030
Amortization of convertible note discount	-	1,496,593	10,000,000
Amortization of deferred financing costs	-	271,267	1,227,869
Loss on extinguishment of debt	-	86,532	361,877
(Increase) decrease in operating assets:
Accounts receivable	-	(140,000)	-
Prepaid expenses and other current assets	(3,181)	29,344	(1,307,976)
Security deposit	-	-	(7,187)
Increase (decrease) in operating liabilities:
Accounts payable	68,575	196,512	625,995
Accrued expenses	(107,640)	96,434	413,343
Net cash used in operating activities	(3,077,794)	(1,574,453)	(30,322,693)

Cash flows from investing activities:
Patent costs	(258,276)	(467,382)	(5,352,554)
Redemption of investments, net	-	1,050,000	-
Purchase of equipment, furniture and fixtures	(2,026)	(1,116)	(180,205)
Net cash (used in) provided by investing activities	(260,302)	581,502	(5,532,759)

Cash flows from financing activities:
Proceeds from grant	-	-	99,728
Proceeds from draw-down on line of credit	-	-	2,194,844
Proceeds from issuance of bridge notes	-	-	525,000
Proceeds from issuance of preferred stock and warrants, net	-	-	10,754,841
Redemption of convertible notes and warrants	-	-	(2,160,986)
Proceeds from issuance of convertible notes	-	-	9,340,000
Deferred financing costs	-	-	(651,781)
Proceeds from issuance of common stock and warrants, net and exercise of warrants and options	149,277	1,364,169	20,591,283
Net cash provided by financing activities	149,277	1,364,169	40,692,929

Net (decrease) increase in cash and cash equivalents	(3,188,819)	371,218	4,837,477

Cash and cash equivalents at beginning of period	8,026,296	380,569	-
Cash and cash equivalents at end of period	$4,837,477	$751,787	$4,837,477

Supplemental disclosure of non-cash transactions:
Conversion of convertible note into common stock	$-	$1,457,460	$10,000,000
Conversion of bridge notes into common stock	-	-	534,316
Conversion of preferred stock into common stock	122,148	-	308,111
Allocation of preferred stock proceeds to warrants and beneficial conversion feature	360,733	-	7,449,780
Allocation of convertible debt proceeds to warrants and beneficial conversion feature	-	-	9,340,000
Warrants issued for financing costs	-	-	690,984
Issuance of common stock for interest payments on convertible notes	-	382,269	2,003,386
Issuance of common stock for dividend payments on preferred stock	1,188,156	-	2,607,187
Issuance of common stock in settlement of accounts payable	-	175,000	175,000
Dividends accrued on preferred stock	133,125	-	133,125
Supplemental disclosure of cash flow information:
Cash paid for interest	53,387	-	179,872

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of December 31, 2010, the results of its operations for the six months and three-months ended December 31, 2010 and 2009, cash flows for the six months ended December 31, 2010 and 2009, and the results of its operations and cash flows for the period from inception on July 1, 1998 through December 31, 2010.

Interim results are not necessarily indicative of results for the full fiscal year.

Note 2 – Liquidity:

As shown in the accompanying condensed consolidated financial statements, the Company has a history of losses with a deficit accumulated during the development stage from July 1, 1998 (inception) through December 31, 2010 of $55,675,212.  Additionally, the Company has generated minimal revenues by licensing its technology for certain crops to companies willing to share in its development costs. In addition, the Company’s technology may not be ready for commercialization for several years. The Company expects to continue to incur losses for the next several years because it anticipates that its expenditures on research and development and administrative activities will significantly exceed its revenues during that period. The Company cannot predict when, if ever, it will become profitable.

As of December 31, 2010, the Company had cash and cash equivalents in the amount of $4,837,477, which consisted of checking accounts and money market funds.  From January 1, 2011 through February 4, 2011, the Company has received net proceeds from the issuance of the Company’s common stock, par value $0.01 (the “Common Stock”) in the amount of approximately $1,360,000.  The Company estimates its cash and cash equivalents and the net proceeds from the issuance of Common Stock from January 1, 2011 through February 4, 2011 will cover its expenses for at least the next twelve months from December 31, 2010.

The Company will need additional capital and plans to raise additional capital through the placement of debt instruments or equity or both.  In December 2010, the Company entered into an At Market Issuance Sales Agreement (“ATM”) whereby it may issue up to $5,500,000 of Common Stock under this facility.  Through February 4, 2011, the Company has received gross proceeds from the ATM facility in the amount of $1,655,150. However, the Company may not be able to obtain adequate funds for its operations when needed or on acceptable terms.  If the Company is unable to raise additional funds, it will need to do one or more of the following:

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

The length of time that it takes for an initial patent application to be approved is generally between four and six years.  However, due to the unique nature of each patent application, the actual length of time may vary.  If a patent application is denied, the associated cost of that application would be written off.  However, the Company has not had any patent applications denied as of December 31, 2010.  Additionally, should a patent application become impaired during the application process, the Company would write down or write off the associated cost of that patent application.

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

As of December 31, 2010, there were 84,111,290 additional potentially dilutive shares of Common Stock. These additional shares include 17,750,000 shares issuable upon conversion of the Preferred Stock, and 66,361,290 shares issuable upon the exercise of outstanding options and warrants.  As of December 31, 2009, there were 57,002,123 additional potentially dilutive shares of Common Stock. These additional shares included 29,620,519 shares issuable upon conversion of 8% convertible notes and 27,381,604 shares issuable upon the exercise of outstanding options and warrants.

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

The fair value of each stock option and warrant granted or vesting has been determined using the Black-Scholes model.  The material factors incorporated in the Black-Scholes model in estimating the value of the options and warrants include the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Warrants granted	5,000	None	305,000	None
Options granted	4,115,892	733,399	4,115,892	733,399
Estimated life in years	5.0-10.0	3.5-5.5	5.0-10.0	3.5-5.5
Risk-free interest rate (1)	1.5%-2.9%	1.9%-3.9%	1.3%-2.9%	1.3% – 1.8%
Volatility	104%	100%	104%	100%
Dividend paid	None	None	None	None

 (1)      Represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option or warrant term.

The economic values of the options will depend on the future price of the Company's Common Stock, which cannot be forecast with reasonable accuracy.

A summary of changes in the stock option plan for the six months ended December 31, 2010 is as follows:

	Number of Options	Weighted-Average Exercise Price
Outstanding at July 1, 2010	7,269,172	$1.13
Granted	4,115,892	0.26
Exercised	—	—
Expired	(500,000)	1.14
Outstanding at December 31, 2010	10,885,064	$0.80
Exercisable at December 31, 2010	6,413,394	$1.13
Not Exercisable at December 31, 2010	4,471,670	$0.26

As of December 31, 2010, the aggregate intrinsic value of stock options outstanding was $39,236, with a weighted-average remaining term of 7.7 years.  The aggregate intrinsic value of stock options exercisable at that same date was $8,869, with a weighted-average remaining term of 6.3 years.  As of December 31, 2010, the Company has 3,819,820 shares available for future stock option grants.

As of December 31, 2010, total compensation expense not yet recognized related to stock option grants amounted to approximately $1,207,000, which will be recognized over the next 47 months.

Long-Term Incentive Program

On December 13, 2007, the Company adopted a Long-Term Equity Incentive Program for the members of the executive management team pursuant to which key employees could be awarded shares of Common Stock and options to acquire shares of Common Stock if the Company achieved certain target goals relating to its multiple myeloma research project over the three fiscal year period from the date of adoption.

As of December 31, 2010, the Company determined that the first target goal under the Long-Term Equity Incentive Program had been met and, therefore, recognized $93,500 of compensation.  The Company also determined that the second and third target goals under the Long-Term Equity Incentive Program will not be met.  As such, the eligible shares and options related thereto will not vest and the remaining $374,000 of potential compensation expense will not be recognized.

Note 6 –Loan Payable:

On February 17, 2010, the Company entered into a credit agreement with JMP Securities LLC.  The agreement provides the Company with, subject to certain restrictions, including the existence of suitable collateral, up to a $3.0 million line of credit upon which the Company may draw at any time (the “Line of Credit”).  Any draws upon the Line of Credit accrue at a monthly interest rate of (i) the broker rate in effect at the time of the draw (which was 2.0% at December 31, 2010), plus (ii) 2.75%.  There are no other conditions or fees associated with the Line of Credit.  The Line of Credit is not secured by any assets of the Company, but it is secured by certain assets of one of the Company’s directors, Harlan W. Waksal, M.D., which are currently held by JMP Securities.  The balance outstanding as of December 31, 2010 is $2,194,844.

Total interest expense for the three and six months ended December 31, 2010 amounted to $26,715 and $53,387, respectively.

Note 7 – Income Taxes:

No provision for income taxes has been made for the three and six months ended December 31, 2010 and 2009 given the Company’s losses in 2010 and 2009 and available net operating loss carryforwards.  A benefit has not been recorded as the realization of the net operating losses is not assured and the timing in which the Company can utilize its net operating loss carryforwards in any year or in total may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations.

Note 8 - Fair Value Measurements:

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2010 and June 30, 2010:

		Fair Value Measurement at
	Carrying	December 31, 2010.
	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$4,837,477	$4,837,477	$-	$-
Liabilities:
Warrant Liabilities	$902,675	$-	$902,675	$-

		Fair Value Measurement at
	Carrying	June 30, 2010.
	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$8,026,296	$8,026,296	$-	$-
Liabilities:
Warrant Liabilities	$2,493,794	$-	$2,493,794	$-

Note 9 – Warrant Liabilities:

The warrant liabilities represent the fair value of Common Stock purchase warrants, which have exercise price reset features and cash settlement features.

The fair value of the warrants that have exercise price reset features is estimated using an adjusted Black-Scholes model.  The Company computes valuations, each quarter, using the Black-Scholes model for such warrants to account for the various possibilities that could occur due to changes in the inputs to the Black-Scholes model as a result of contractually-obligated changes.  The Company effectively weights each calculation based on the likelihood of occurrence to determine the value of the derivative at the reporting date.  The fair value of the warrants that have cash settlement features is estimated using the Black-Scholes model.

During the six months ended December 31, 2010, the holders of an aggregate of 21,079,165 warrants amended the terms of their warrants.  At December 31, 2010, there were an aggregate of 22,870,314 warrants included in the fair value of the warrant liabilities.

As of the dates of the amendments to the warrants, the Black-Scholes value in the amount of $1,121,733 was reclassified from warrant liabilities to equity with the change in fair value from June 30, 2010 through the dates of the amendments being recorded in the statement of operations.

Also, the Company recorded a charge of $115,869 as a result of the amendment to certain of the warrants that had an exercise price reset feature, whereby the exercise price of $0.50, subject to future adjustments, was reset to $0.32 and would no longer be subject to future adjustments.  The charge of $115,869 represents the difference in the Black-Scholes value of the warrants immediately prior to the amendment and the Black-Scholes value of the warrants immediately after the amendment.

On December 31, 2010, the Company revalued all of the remaining warrant liabilities, using the adjusted Black-Scholes model.  A gain on the change in fair value of the warrant liabilities in the amount of $469,386, which includes the change in fair value of the warrants from June 30, 2010 through the dates of amendment, was recorded in the Condensed Consolidated Statement of Operations for the six months ended December 31, 2010.

The assumptions used to value the warrants were as follows:

	December 31,
	2010	June 30, 2010
Warrants issued on December 20, 2007
Estimated life in years	2.00	2.50
Risk-free interest rate (1)	0.61%	0.80%
Volatility	104%	106%
Dividend paid	None	None

Warrants issued on June 30, 2008
Estimated life in years	2.50	3.00
Risk-free interest rate (1)	1.02%	1.00%
Volatility	104%	106%
Dividend paid	None	None

Warrants issued on April 1, 2010
Estimated life in years	4.25	4.75
Risk-free interest rate (1)	1.52%	1.79%
Volatility	104%	106%
Dividend paid	None	None

Warrants issued on June 2, 2010
Estimated life in years	-	4.9
Risk-free interest rate (1)	-	1.79%
Volatility	-	106%
Dividend paid	-	None

(1)	Represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the warrant term.

Note 10- At Market Issuance Sales Agreement

On December 22, 2010, the Company entered into an At Market Issuance Sales Agreement (the “ATM”) under which the Company, from time to time, may issue and sell shares of its Common Stock, par value $0.01 per share, with an aggregate offering price of up to $5,500,000.  Such Common Stock will be offered and sold pursuant to a prospectus supplement filed with the Securities and Exchange Commission in connection with the Company’s shelf registration statement on Form S-3 (File No. 333-170140), which became effective on November 9, 2010.

Upon delivery of a placement notice by the Company, if any, the placement agent may sell the Common Stock in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, at prices prevailing at the time of sale or at prices related to such prevailing market prices, including sales made directly on the NYSE Amex, or sales made through a market maker other than on an exchange.  The placement agent will make all sales using commercially reasonable efforts consistent with its normal sales and trading practices on mutually agreed upon terms between the placement agent and the Company. The Company will pay the placement agent a commission of up to 6% of the gross proceeds from the sale of shares of the Common Stock, depending on the per share sales price.  The Company has agreed to reimburse a portion of the placement agent’s expenses in connection with the offering, up to an aggregate amount of $25,000. In addition, the Company granted customary indemnification rights to the placement agent.

The ATM will terminate upon the earlier of (1) the sale of all of the Common Stock subject to the ATM, or (2) upon termination by the Company or the placement agent.  The placement agent may terminate the ATM in certain circumstances, including the occurrence of a material adverse change that, in the placement agent’s reasonable judgment, may impair its ability to sell the Common Stock, the Company’s failure to satisfy any condition under  the ATM or a suspension or limitation of trading of the Common Stock on the NYSE Amex. In addition, either the Company or the placement agent may terminate the ATM at any time and for any reason upon 10 days prior notice to the other party.

During the period ended December 31, 2010, the Company issued 599,185 shares of Common Stock under the ATM for gross proceeds in the amount of $180,714.  From January 1, 2011 through February 4, 2011, the Company issued an additional 4,652,430 shares of Common Stock under the ATM for gross proceeds in the amount of $1,474,436.

Note 11 –Preferred Stock

On April 1, 2010 and June 2, 2010, the Company issued 10,297 and 1,200 shares of 10% convertible preferred stock (the “Preferred Stock”), respectively.  Each share of Preferred Stock has a stated value of $1,000 (the “Stated Value”). On December 27, 2010, in connection with the Company’s ATM facility discussed above, the conversion price on the then outstanding 5,325 shares of Preferred Stock was adjusted from $0.32 to $0.30, resulting in an additional 1,109,375 shares of Common Stock that will be issued upon conversion of the then outstanding Preferred Stock.   In connection with the adjustment of the conversion price, due to a beneficial conversion feature, an additional dividend in the amount of $360,733 was recorded as an increase to both additional paid-in capital and accumulated deficit. As a result of the reset of the conversion price, each share of Preferred Stock is convertible into 3,333 shares of Common Stock (a conversion price of $0.30).

Each holder of shares of Preferred Stock is entitled to receive semi-annual dividends at the rate of 10% per annum of the Stated Value for each share of Preferred Stock held by such holder. Except in limited circumstances, the Company can elect to pay the dividends in cash or shares of Common Stock.  If the dividends are paid in shares of Common Stock, such shares will be priced at the lower of (i) 90% of the volume weighted average price (“ VWAP”) for the 20 trading days immediately preceding the payment date or (ii) $0.224.  The dividends are subject to a 30% make whole provision.

During the six months ended December 31, 2010, 3,910 shares of Preferred Stock were converted into 12,218,750 shares of Common Stock.  During the six months ended December 31, 2010, the Company issued an additional 6,335,260 shares of Common Stock for the payment of dividends in the amount of $1,419,031.  Total dividends payable on the outstanding 5,325 shares of Preferred Stock at December 31, 2010 amounted to $133,125.

Note 12 – Grant Income:

On October 29, 2010, the Company was approved for a grant in the amount of $244,479 in connection with the Qualified Therapeutic Discovery Project, which is Section 48D of the Internal Revenue Code.  The funds were granted in connection with the Company’s program for the use of its lead therapeutic candidate, SNS01-T, in multiple myeloma.

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

Overview

Our Business

The primary business of Senesco Technologies, Inc., a Delaware corporation incorporated in 1999, and its wholly-owned subsidiary, Senesco, Inc., a New Jersey corporation incorporated in 1998, collectively referred to as “Senesco,” “we,” “us” or “our,” is to utilize our patented and patent-pending technology related to certain genes, primarily eukaryotic translation initiation Factor 5A, or Factor 5A, and deoxyhypusine synthase, or DHS, and related technologies for human health applications to develop novel approaches to treat cancer and inflammatory diseases.

For agricultural applications, we are developing and licensing applications of the Factor 5A, DHS and Lipase platforms to enhance the quality, productivity and stress resistance of fruits, flowers, vegetables, agronomic and biofuel feedstock crops through the control of cell death, referred to herein as senescence, and growth in plants.

Human Health Applications

We believe that our Factor 5A gene regulatory technology could have broad applicability in the human health field, by either inducing or inhibiting programmed cell death, also known as apoptosis, which is the natural process the human body goes through in order to eliminate redundant or defective cells.  Inducing apoptosis is useful in treating cancer where the defective cancer cells have failed to respond to the body’s natural apoptotic signals.  Conversely, inhibiting apoptosis may be useful in preventing or treating a wide range of inflammatory and ischemic diseases attributable to or aggravated by premature apoptosis.

SNS01-T for Multiple Myeloma

We have developed a therapeutic candidate, SNS01-T, a slightly modified formulation of SNS01, for the potential treatment of multiple myeloma.  SNS01-T utilizes our Factor 5A technology by incorporating a short interfering RNA, or siRNA, a DNA plasmid and polyethylenimine, or PEI.  SNS01-T modulates two proteins at amino acid 50 in the protein, (i) a lysine amino acid-containing protein, which regulates apoptosis, and (ii) a hypusine-containing protein, which promotes cell survival.  The two proteins are otherwise the same.  SNS01-T’s DNA plasmid up-regulates the apoptotic pathways within cancer cells.  Under the control of a plasma cell promoter, the DNA plasmid selectively expresses the stable arginine form of the Factor 5A death message in target cells of B-cell origin.  The siRNA down regulates Factor 5A expression including the survival message contained in the hypusine form of Factor 5A.  The siRNA also down-regulates anti-apoptotic proteins, such as NFkB, ICAM and pro-inflammatory cytokines, which are proliferation factors for multiple myeloma.  The PEI, a cationic polymer, promotes self-assembly of a nanoparticle with the other two components for intravenous delivery and protects the combination from degradation in the bloodstream until it is taken up by the tumor cell, where the siRNA and DNA plasmid are released.

We have performed efficacy, toxicological and dose-finding studies in vitro in non-human and human cells and in-vivo in mice for SNS01.  Our efficacy studies in severe combined immune-deficient, or SCID, mice with subcutaneous human multiple myeloma tumors tested SNS01-T dose ranging from 0.15 mg/kg to 1.5 mg/kg.  In these studies, mice treated with a dose of either 0.75 mg/kg or 1.5 mg/kg both showed, compared to relevant controls, a 91% reduction in tumor volume and a decrease in tumor weight of 87% and 95%, respectively.  For mice that received smaller doses of either 0.38 mg/kg or 0.15 mg/kg, there was also a reduction in tumor volume of 73% and 61%, respectively, and weight of 74% and 36%, respectively.  All SNS01 treated mice survived.  This therapeutic dose range study provided the basis for a non-GLP 8-day maximum tolerated dose study in which normal mice received two intravenous doses of increasing amounts of SNS01 (from 2.2 mg/kg).  Body weight, organ weight and serum levels of liver enzymes were used as clinical indices to assess toxicity.  A dose between 2.2 mg/kg and 2.9 mg/kg was well tolerated with respect to these clinical indices, and the survival rate at 2.9 mg/kg was 80%.  Mice receiving above 2.9 mg/kg of SNS01 showed evidence of morbidity and up to 80% mortality.  The 2.9 mg/kg threshold was therefore determined to be the maximum tolerated dose in mice in this study.  We have also completed our pivotal GLP toxicology studies in mice and dogs, employing SNS01-T, a slightly modified formulation of SNS01, and have submitted an investigational new drug application, or IND, to the United States Food and Drug Administration, or FDA.  We have been granted orphan drug status for SNS01-T by the FDA for the potential treatment of multiple myeloma.

Upon approval of our IND, we plan on initiating a Phase 1b/2a clinical study with SNS01-T in multiple myeloma patients.  We anticipate that the Phase 1b/2a study will be a sequential dose escalating study comprising three (3) to four (4) cohorts of four (4) to five (5) patients each.  Each cohort will receive SNS01-T over a six (6) week period.  During the treatment period, we will be assessing primarily safety and secondarily efficacy by measuring M protein, a surrogate marker that circulates in the blood of multiple myeloma patients, as well as other markers to determine if there is an effect on the disease.  We have selected Mayo Clinic as a clinical site and are considering adding one or two other sites.  We hope to begin our clinical trial before the end of the quarter ended June 30, 2011.

We may consider other human diseases in order to determine the role of Factor 5A and SNS01-T.

In order to pursue the above research initiatives, as well as other research initiatives that may arise, we completed a private placement of convertible preferred stock and warrants on April 1, 2010 and June 2, 2010.  In December 2010, we entered into the ATM facility for the issuance of up to $5,500,000 of common stock.  However, it will be necessary for us to raise a significant amount of additional working capital in the future.  If we are unable to raise the necessary funds, we may be required to significantly curtail the future development of some of our research initiatives and we will be unable to pursue other possible research initiatives.

We may further expand our research and development program beyond the initiatives listed above to include other diseases and research centers.

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

The status of each of our projects with our partners is as follows:

Project	Partner	Status

Banana	Rahan Meristem
- Shelf Life		Field trials
- Disease Resistance		Field trials
Trees	Arborgen
- Growth		Field trials
Alfalfa	Cal/West	Greenhouse
Corn	Monsanto	Proof of concept ongoing
Cotton	Bayer	Seed transformation
Canola	Bayer	Seed transformation
Rice	Bayer	Proof of concept ongoing
Soybean	Monsanto	Proof of concept ongoing
Turfgrass	The Scotts Company	Greenhouse
Ethanol	Poet	Discontinued

The license agreement with Poet called for modifying certain inputs in the production of ethanol in order to increase the yield of ethanol in Poet’s optimized production system.  While we have been able to modify those inputs, to date, we have not been successful in increasing the yield from Poets optimized production system.  As such, we have discontinued our efforts to modify those inputs.

Commercialization by our partners may require a combination of traits in a crop, such as both shelf life and disease resistance, or other traits.

Based upon our commercialization strategy, we anticipate that there may be a significant period of time before plants enhanced using our technology reach consumers.

Intellectual Property

We have twenty-one (21) issued patents from the United States Patent and Trademark Office, or PTO, and fifty-seven (57) issued patents from foreign countries.  Of our seventy-eight (78) domestic and foreign issued patents, fifty-three (53) are for the use of our technology in agricultural applications and twenty-five (25) relate to human health applications.

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

Liquidity and Capital Resources

Overview

For the six months ended December 31, 2010, net cash of $3,077,794 was used in operating activities primarily due to a net loss of $3,152,039, which was partially reduced by non-cash expenses, net of non-cash income, of $120,521 and changes in operating assets and liabilities of $46,276.

Non-cash expenses consisted of stock-based compensation, depreciation and amortization and a charge arising from a change in terms of certain warrants.  Non-cash income arose from a reduction in the amount of warrant liabilities recorded at December 31, 2010.

The $46,276 change in operating assets and liabilities was primarily the result of a net decrease in accounts payable and accrued expenses of $39,065, a decrease in other liabilities of $4,030 and an increase in prepaid expenses of $3,181.

During the six months ended December 31, 2010, cash used for investing activities amounted to $260,302, which was related to patent costs incurred and fixed assets purchased.

Cash provided by financing activities during the six months ended December 31, 2010 amounted to $149,277, which was related to the placement of common stock through our $5,500,000 ATM facility.  Additionally, from January 1, 2011 through February 4, 2011, we have received net proceeds of approximately $1,360,000 from our ATM facility.

As of December 31, 2010, our cash balance totaled $4,837,477, and we had working capital of $2,949,117.  As of December 31, 2010, we had a federal tax loss carryforward of approximately $44,743,000 and a state tax loss carry-forward of approximately $37,378,000 to offset future taxable income. We cannot assure you that we will be able to take advantage of any or all of such tax loss carryforwards in future fiscal years.  Additionally, the federal tax loss carryforward in total may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations.

Contractual Obligations

The following table lists our cash contractual obligations as of December 31, 2010:

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1 - 3 years	3 - 5 years	5 years
Research and Development Agreements (1)	$738,257	$738,257	$—	$—	$—
Facility, Rent and Operating Leases (2)	$33,440	$33,440	$—	$—	$—
Employment, Consulting and Scientific Advisory Board Agreements (3)	$184,000	$181,500	$2,500	$—	$—
Total Contractual Cash Obligations	$955,697	$953,197	$2,500	$—	$—

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

Effective December 1, 2010, we extended our research and development agreement with the University of Waterloo for an additional nine-month period through August 31, 2011, in the amount of CAD $434,687, or approximately USD $434,687 as of December 31, 2010.

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

We anticipate that, based upon our cash balance as of December 31, 2010 and with the proceeds from the ATM facility through February 4, 2011, we will be able to fund our operations for at least the next twelve months from December 31, 2010. Over such period, we plan to fund our research and development and commercialization activities by:

•	utilizing our current cash balance and investments;

•	the placement of additional equity or debt instruments;

•	achieving some of the milestones set forth in our current licensing agreements; and

•	the possible execution of additional licensing agreements for our technology.

We cannot assure you that we will be able to raise money through any of the foregoing transactions on favorable terms, if at all.

Changes to Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies and estimates as set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

Results of Operations

Three Months Ended December 31, 2010 and Three Months Ended December 31, 2009

The net loss for the three months ended December 31, 2010 was $1,136,563.  The net loss for the three months ended December 31, 2009 was $1,703,665.  Such a change represents a decrease in net loss of $567,102, or 33.3%.  This decrease in net loss was primarily the result of a decrease in other non-operating expenses which was partially offset by an increase in research and development costs related to the development of our multiple myeloma drug candidate, SNS01-T.

Revenue

There was no revenue during the three month period ended December 31, 2010.

Total revenue in the amount of $140,000 for the three months  ended December 31, 2009 consisted of a milestone payment in connection with an agricultural license agreement.

We anticipate that we will receive future milestone payments in connection with our current agricultural development and license agreements.  Additionally, we anticipate that we may receive future royalty payments from our license agreements when our partners commercialize their crops containing our technology.  However, it is difficult for us to determine our future revenue expectations because we are a development stage biotechnology company with no history of receiving development milestone payments or royalties and the timing and outcome of our experiments, the timing of signing new partner agreements and the timing of our partners moving through the development process into commercialization is difficult to accurately predict.

General and Administrative Expenses

	Three Months Ended December 31,
	2010	2009	Change	%
	(in thousands, except % values)

Payroll and benefits	$136	$239	$(103)	(43.1)%
Investor relations	57	45	12	26.7%
Professional fees	160	141	19	13.5%
Depreciation and amortization	35	33	2	6.1%
Director fees	(14)	10	(24)	(240.0)%
Other general and administrative	163	69	94	136.2%
	537	537	-	-
Stock-based compensation	170	148	22	14.9%
Total general and administrative	$707	$685	$22	3.2%

•
Payroll and benefits for the three months ended December 31, 2010 was lower than for the three months ended December 31, 2009, primarily due to the severance package recorded for the former President and CEO during Fiscal 2010.  This was partially offset by a bonus granted to the Chief Financial Officer during Fiscal 2011.

•
Investor relations expense for the three months ended December 31, 2010 was higher than for the three months ended December 31, 2009, primarily as a result of an increase in investor relations consulting costs.

•
Professional fees for the three months ended December 31, 2010 was higher than for the three months ended December 31, 2009, primarily as a result of an increase in accounting fees.  Accounting fees increased primarily due to the use of a consultant to assist with the preparation of our quarterly filings.

•
Depreciation and amortization for the three months ended December 31, 2010 was higher than for the three months ended December 31, 2009, primarily as a result of an increase in amortization of patent costs.

•
Director fees for the three months ended December 31, 2010 was lower than for the three months ended December 31, 2009 primarily due to the termination of the Finance Committee that was in place from November 2009 through May 2010 and fewer board meetings being held during the three months ended December 31, 2010 than during the three months ended December 31, 2009.

•
Other general and administration expenses for the three months ended December 31, 2010 was higher than for the three months ended December 31, 2009 primarily due to an increase in attendance at various financial and industry conferences and certain consulting costs.

•
Stock-based compensation for the three months ended December 31, 2010 and 2009 consisted of the amortized portion of the Black-Scholes value of options, restricted stock units and warrants granted to directors, employees and consultants.  There were 4,115,892 and 733,399 options granted during the three months ended December 31, 2010 and 2009, respectively. There were 5,000 warrants granted to consultants during the three months ended December 31, 2010 and no warrants granted during the three months ended December 31, 2009.

Stock-based compensation for the three months ended December 31, 2010 was higher than for the three months ended December 31, 2009, primarily due to the increase in the number of options granted during the three months ended December 31, 2010 as compared to the number of options granted during the three months ended December 31, 2009.

We expect cash-based general and administrative expenses to modestly increase over the next twelve months primarily due to an increase in payroll and benefits and insurance costs related to our multiple myeloma project.

Research and Development Expenses

	Three Months Ended December 31,
	2010	2009	Change	%
	(in thousands, except % values)
Payroll	$40	$40	$-	-
Research contract with the University of Waterloo	150	155	(5)	(3.2)%
Other research and development	592	270	322	119.3%
	782	465	317	68.2%
Stock-based compensation	16	3	13	433.3%
Total research and development	$798	$468	$330	70.5%

•
Other research and development costs increased primarily due to an increase in the costs incurred in connection with our development of SNS01-T for multiple myeloma.  Specifically, during the three months ended December 31, 2010, we were conducting our pivotal toxicology study and preparing for the filing of an IND for the treatment of multiple myeloma with SNS01-T.

•
Stock-based compensation consists primarily of the amortized portion of Black-Scholes value of options and warrants granted to research and development consultants and employees.   Stock-based compensation for the three months ended December 31, 2010 was higher than for the three months ended December 31, 2009, primarily due to an increase in the number of options granted during the three months ended December 31, 2010 as compared to the number of options granted during the three months ended December 31, 2009.

The breakdown of our research and development expenses between our agricultural and human health research programs is as follows:

	Three Months Ended December 31,
	2010	%	2009	%
	(in thousands, except % values)
Agricultural	$139	17%	$127	27%
Human health	659	83%	341	73%
Total research and development	$798	100%	$468	100%

•
Agricultural research expenses did not materially change during the three months ended December 31, 2010 from the three months ended December 31, 2009, as we have not materially changed the scope of our agricultural research.

•
Human health research expenses increased during the three months ended December 31, 2010, primarily as a result of the timing of certain aspects of the development of our potential drug candidate, SNS01-T, for treating multiple myeloma.  Specifically, during the three months ended December 31, 2010, we incurred costs related to the performance of our pivotal toxicology studies and the preparation of an IND.

We expect our human health research program to continue to increase as a percentage of the total research and development expenses as we continue our current research projects and begin new human health initiatives, in particular as they relate to the potential clinical development of our potential drug candidate, SNS01-T, for treating multiple myeloma and other cancers.

Other non-operating income and expense

Grant income

We received grant income under the Qualified Therapeutic Discovery Project in the amount of $244,479 for the three months ended December 31, 2010.  The funds were granted in connection with the Company’s program for the use of its lead therapeutic candidate, SNS01-T, in multiple myeloma.

There was no grant income during the three months ended December 31, 2009.

Fair value – warrant liability

On December 31, 2010, the amount of the warrant liability was adjusted to $902,675 from $1,207,452 at September 30, 2010.  This decrease of $304,777 was primarily due to a decrease in the number of warrants that are accounted for as a liability as the terms that gave rise to liability accounting for these warrants were modified by the holders during the three months ended December 31, 2010.  Accordingly, $154,867 of the decrease was recorded as an increase to capital in excess of par with the balance of the decrease in the amount of $149,910 being recorded as income from the change in the Black-Scholes value of the remaining warrants.

On December 31, 2009, the amount of the warrant liability was adjusted to $860,767 from $1,311,975 at September 30, 2009. This decrease of $451,208 was due to a decrease in the Black-Scholes value of the underlying warrants.

Other noncash expense or income

During the three months ended December 31, 2010, the exercise price of 186,974 warrants was adjusted from $0.50 to $0.32 in exchange for those warrant holders giving up their right to future adjustments to the exercise price.  This resulted in a charge to stock-based compensation of $4,604.

Amortization of debt discount, financing costs and interest expense on convertible notes

During the fiscal year ended June 30, 2010, all of the convertible notes were either converted into common stock or redeemed.  Accordingly, the unamortized portion of the convertible notes and deferred financing costs were fully amortized during the year ended June 30, 2010.  Therefore, there are no charges for amortization of debt discount and financing costs or interest expense during the three months ended December 31, 2010.

Interest (expense) income

Interest expense for the three months ended December 31, 2010 was higher than for the three months ended December 31, 2009, due to the interest incurred on the $3,000,000 line of credit opened in February 2010, of which approximately $2,200,000 was utilized during the three months ended December 31, 2010.

Six Months Ended December 31, 2010 and Six Months Ended December 31, 2009

The net loss for the six months ended December 31, 2010 was $3,152,039.  The net loss for the six months ended December 31, 2009 was $1,892,961.  Such a change represents an increase in net loss of $1,259,078, or 66.5%.  This increase in net loss was primarily the result of an increase in research and development costs related to the development of our multiple myeloma drug candidate, SNS01-T, and general and administrative expenses, which was partially offset by an increase in revenue and non-operating income.

Revenue

There was no revenue during the six months ended December 31, 2010. Total revenue in the amount of $140,000 for the six months ended December 31, 2009 consisted of a milestone payment in connection with an agricultural license agreement.

We anticipate that we will receive future milestone payments in connection with our current agricultural development and license agreements.  Additionally, we anticipate that we may receive future royalty payments from our license agreements when our partners commercialize their crops containing our technology.  However, it is difficult for us to determine our future revenue expectations because we are a development stage biotechnology company with no history of receiving development milestone payments or royalties, and the timing and outcome of our experiments, the timing of signing new partners and the timing of our partners moving through the development process into commercialization is difficult to accurately predict.

General and Administrative Expenses

	Six Months Ended December 31,
	2010	2009	Change	%
	(in thousands, except % values)

Payroll and benefits	$286	$400	$(114)	(28.5)%
Investor relations	106	91	15	16.5%
Professional fees	265	263	2	0.8%
Depreciation and amortization	69	61	8	13.1%
Director fees	24	53	(29)	(54.7)%
Other general and administrative	251	130	121	93.1%
	1,001	998	3	0.3%
Stock-based compensation	374	182	192	105.5%
Total general and administrative	$1,375	$1,180	$195	16.5%

•
Payroll and benefits for the six months ended December 31, 2010 was lower than for the six months ended December 31, 2009, primarily due to the severance package recorded for the former President and CEO during Fiscal 2010.  This was partially offset by a bonus granted to the Chief Financial Officer during Fiscal 2011.

•
Investor relations expense for the six months ended December 31, 2010 was higher than for the six months ended December 31, 2009, primarily as a result of an increase in investor relations consulting costs.

•
Depreciation and amortization for the six months ended December 31, 2010 was higher than for the six months ended December 31, 2009, primarily as a result of an increase in amortization of patent costs.

•
Director fees for the six months ended December 31, 2010 was lower than for the six months ended December 31, 2009, primarily due to the termination of the Finance Committee that was in place from November 2009 through May 2010 and fewer board meetings being held during the six months ended December 31, 2010 than during the six months ended December 31, 2009.

•
Other general and administration expenses for the six months ended December 31, 2010 was higher than for the six months ended December 31, 2009, primarily due to an increase in attendance at various financial and industry conferences and certain consulting costs.

•
Stock-based compensation for the six months ended December 31, 2010 and 2009 consisted of the amortized portion of the Black-Scholes value of options, restricted stock units and warrants granted to directors, employees and consultants.  There were 4,115,892 and 733,399 options granted during the six months ended December 31, 2010 and 2009, respectively. There were 305,000 warrants granted to consultants during the six months ended December 31, 2010 and no warrants granted during the six months ended December 31, 2009.

Stock-based compensation for the six months ended December 31, 2010 was higher than for the six months ended December 31, 2009, primarily due to the increase in the number of options granted during the six months ended December 31, 2010 as compared to the number of options granted during the six months ended December 31, 2009.  Additionally, stock-based compensation for the six months ended December 31, 2010 includes the Black-Scholes value of the 300,000 warrants granted to consultants.  Also, during the six months ended December 31, 2010, we recognized $93,500 of stock-based compensation in connection with the achievement of a milestone related to our long-term incentive plan.

We expect cash-based general and administrative expenses to modestly increase over the next twelve months primarily due to an increase in payroll and benefits and insurance costs related to our multiple myeloma project.

Research and Development Expenses

	Six Months Ended December 31,
	2010	2009	Change	%
	(in thousands, except % values)
Payroll	$95	$80	$15	18.8%
Research contract with the University of Waterloo	315	315	-	-
Other research and development	1,894	562	1,332	237.0%
	2,304	957	1,347	140.8%
Stock-based compensation	31	-	31	-
Total research and development	$2,335	$957	$1,378	144.0%

•	Payroll increased primarily due to a bonus grant to the VP-Research and Development.

•
Other research and development costs increased primarily due to an increase in the costs incurred in connection with our development of SNS01-T for multiple myeloma.  Specifically, during the six months ended December 31, 2010, we incurred costs related to the performance of our pivotal toxicology studies and the preparation of an IND.

•
Stock-based compensation consists primarily of the amortized portion of Black-Scholes value of options and warrants granted to research and development consultants and employees.   Stock-based compensation for the six months ended December 31, 2010 was higher than for the six months ended December 31, 2009, primarily due to an increase in the number of options granted during the six months ended December 31, 2010 as compared to the number of options granted during the three months ended December 31, 2009. Additionally, for the six months ended December 31, 2010, stock-based compensation consisted of the amount of awards under our long-term incentive plan and for the six months ended December 31, 2009, stock-based compensation also consisted of the amount of awards under our short-term incentive plan.

The breakdown of our research and development expenses between our agricultural and human health research programs is as follows:

	Six Months Ended December 31,
	2010	%	2009	%
	(in thousands, except % values)
Agricultural	$285	12%	$247	26%
Human health	2,050	88%	710	74%
Total research and development	$2,335	100%	$957	100%

•
Agricultural research expenses did not materially change during the six months ended December 31, 2010 from the six months ended December 31, 2009, as we have not materially changed the scope of our agricultural research.

•
Human health research expenses increased during the six months ended December 31, 2010, primarily as a result of the timing of certain aspects of the development of our potential drug candidate, SNS01-T, for treating multiple myeloma.  Specifically, during the three months ended December 31, 2010, we incurred costs related to the performance of our pivotal toxicology studies and the preparation of an IND.

We expect our human health research program to continue to increase as a percentage of the total research and development expenses as we continue our current research projects and begin new human health initiatives, in particular as they relate to the potential clinical development of our potential drug candidate, SNS01-T, for treating multiple myeloma and other cancers.

Other non-operating income and expense

Grant income

We received grant income under the Qualified Therapeutic Discovery Project in the amount of $244,479 for the six months ended December 31, 2010.  The funds were granted in connection with the Company’s program for the use of its lead therapeutic candidate, SNS01-T, in Multiple Myeloma.

There was no grant income during the six months ended December 31, 2009.

Fair value – warrant liability

On December 31, 2010, the amount of the warrant liability was adjusted to $902,675 from $2,493,794 at June 30, 2010.  This decrease of $1,591,119 was primarily due to a decrease in the number of warrants that are accounted for as a liability as the terms that gave rise to liability accounting for these warrants were modified by the holders during the six months ended December 31, 2010.  Accordingly, $1,121,733 of the decrease was recorded as an increase to capital in excess of par with the balance of the decrease in the amount of $469,386 being recorded as income from the change in the Black-Scholes value of the remaining warrants.

On December 31, 2009, the amount of the warrant liability was adjusted to $860,767 from $1,311,975 at June 30, 2009. This decrease of $451,208 was due to a decrease in the Black-Scholes value of the underlying warrants.

Other noncash expense or income

During the six months ended December 31, 2010, the exercise price of 4,013,751 warrants was adjusted from $0.50 to $0.32 in exchange for those warrant holders giving up their right to future adjustments to the exercise price.  This resulted in a charge to stock-based compensation of $115,869.

Amortization of debt discount, financing costs and interest expense on convertible notes

During the fiscal year ended June 30, 2010, all of the convertible notes were either converted into common stock or redeemed.  Accordingly, the unamortized portion of the convertible notes and deferred financing costs were fully amortized during the year ended June 30, 2010.  Therefore, there are no charges for amortization of debt discount and financing costs or interest expense during the six months ended December 31, 2010.

Interest (expense) income

Interest expense for the six months ended December 31, 2010 was higher than the six months ended December 31, 2009 due to the interest incurred on the $3,000,000 line of credit opened in February 2010, of which approximately $2,200,000 was utilized during the six months ended December 31, 2010.

From Inception on July 1, 1998 through December 31, 2010

From inception of operations on July 1, 1998 through December 31, 2010, we earned revenues in the amount of $1,590,000, which consisted of the initial license fees and milestone payments in connection with our various development and license agreements.  We do not expect to generate significant revenues for several years, during which time we will engage in significant research and development efforts.

We have incurred losses each year since inception and have an accumulated deficit of $55,675,212 at December 31, 2010.  We expect to continue to incur losses as a result of expenditures on research, product development and administrative activities.

Off Balance-Sheet Arrangements

We do not have any off balance-sheet arrangements.

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

Interest Rate Risk

We invest in high-quality financial instruments, primarily money market funds, with an effective duration of the portfolio of less than one year, which we believe are subject to limited credit risk.  We currently do not hedge our interest rate exposure.  Due to the short-term nature of our investments, which we plan to hold until maturity, we do not believe that we have any material exposure to interest rate risk arising from our investments.

Item 4T.	Controls and Procedures.

(a)           Evaluation of disclosure controls and procedures.

The principal executive officer and principal financial officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2010.  Based on this evaluation, they have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, or SEC, rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

(b)           Changes in internal controls.

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the six month period ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We are a development stage biotechnology company with a limited operating history and limited assets and capital. We have incurred losses each year since inception and had an accumulated deficit of $55,675,212 at December 31, 2010. We have generated minimal revenues by licensing our technology for certain crops to companies willing to share in our development costs. In addition, our technology may not be ready for commercialization for several years. We expect to continue to incur losses for the next several years because we anticipate that our expenditures on research and development and administrative activities will significantly exceed our revenues during that period. We cannot predict when, if ever, we will become profitable.

We will need additional capital to fund our operations until we are able to generate a profit.

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

We believe that at the projected rate of spending we should have sufficient cash to maintain our present operations for at least the next twelve (12) months from December 31, 2010.

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

Materials necessary to manufacture some of our compounds currently under development may not be available on commercially reasonable terms, or at all, which may delay our development and commercialization of these compounds.

Some of the materials necessary for the manufacture of our compounds under development may, from time to time, be available either in limited quantities, or from a limited number of manufacturers, or both. Our contract manufacturers need to obtain these materials for our clinical trials and, potentially, for commercial distribution when and if we obtain marketing approval for these compounds. Suppliers may not sell us these materials at the time we need them or on commercially reasonable terms. If we are unable to obtain the materials needed to conduct our clinical trials, product testing and potential regulatory approval could be delayed, adversely affecting our ability to develop the product candidates. Similarly, if we are unable to obtain critical manufacturing materials after regulatory approval has been obtained for a product candidate, the commercial launch of that product candidate could be delayed or there could be a shortage in supply, which could materially affect our ability to generate revenues from that product candidate. If suppliers increase the price of manufacturing materials, the price for one or more of our products may increase, which may make our products less competitive in the marketplace. If it becomes necessary to change suppliers for any of these materials or if any of our suppliers experience a shutdown or disruption at the facilities used to produce these materials, due to technical, regulatory or other reasons, it could harm our ability to manufacture our products.

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

In addition, no assurance can be given that adverse consequences might not result from the use of our technology such as the development of negative effects on humans or plants or reduced benefits in terms of crop yield or protection.  Our failure to obtain market acceptance of our technology or the failure of our current or potential licensees to successfully commercialize such technology would have a material adverse effect on our business.

We outsource all of our research and development activities and, if we are unsuccessful in maintaining our alliances with these third parties, our research and development efforts may be delayed or curtailed.

We rely on third parties to perform all of our research and development activities.  Our research and development efforts take place at the University of Waterloo in Ontario, Canada, where our technology was discovered, at the Mayo Clinic, at other commercial research facilities and with our commercial partners.  At this time, we do not have the internal capabilities to perform our own research and development activities. Accordingly, the failure of third party research partners to perform under agreements entered into with us, or our failure to renew important research agreements with these third parties, may delay or curtail our research and development efforts.

We have significant future capital needs and may be unable to raise capital when needed, which could force us to delay or reduce our research and development efforts.

As of December 31, 2010, we had cash of $4,837,477 and working capital of $2,949,117.  Using our available reserves as of December 31, 2010, and the net proceeds from the ATM facility in the amount of approximately $1,360,000 from January 1, 2011 through February 4, 2011, we believe that we can operate according to our current business plan for at least the next twelve (12) months from December 31, 2010.  To date, we have generated minimal revenues and anticipate that our operating costs will exceed any revenues generated over the next several years.  Therefore, we will be required to raise additional capital in the future in order to operate in accordance with our current business plan, and this funding may not be available on favorable terms, if at all.  If we are unable to raise additional funds, we will need to do one or more of the following:

•	delay, scale back or eliminate some or all of our research and development programs;
•	provide a license to third parties to develop and commercialize our technology that we would otherwise seek to develop and commercialize ourselves;
•	seek strategic alliances or business combinations;
•	attempt to sell our company;
•	cease operations; or
•	declare bankruptcy.

In addition, in connection with any funding, if we need to issue more equity securities than our certificate of incorporation currently authorizes, or more than 20% of the shares of our common stock outstanding, we may need stockholder approval.  If stockholder approval is not obtained or if adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets.  Investors may experience dilution in their investment from future offerings of our common stock.  For example, if we raise additional capital by issuing equity securities, such an issuance would reduce the percentage ownership of existing stockholders.  In addition, assuming the exercise of all options and warrants outstanding and the conversion of the preferred stock into common stock, as of December 31, 2010, we had 68,506,223 shares of common stock authorized but unissued and unreserved, which may be issued from time to time by our board of directors.  Furthermore, we may need to issue securities that have rights, preferences and privileges senior to our common stock.  Failure to obtain financing on acceptable terms would have a material adverse effect on our liquidity.

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

As of December 31, 2010, we have been issued twenty one (21) patents by the PTO and fifty-seven (57) patents from foreign countries.  We have also filed numerous patent applications for our technology in the United States and in several foreign countries, which technology is vital to our primary business, as well as several continuations in part on these patent applications.  Our success depends in part upon the grant of patents from our pending patent applications.

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

If any relevant claims of third party patents that are adverse to us are upheld as valid and enforceable, we could be prevented from commercializing our technology or could be required to obtain licenses from the owners of such patents.  We cannot assure you that such licenses would be available or, if available, would be on acceptable terms.  Some licenses may be non-exclusive and, therefore, our competitors may have access to the same technology licensed to us.  In addition, if any parties successfully claim that the creation or use of our technology infringes upon their intellectual property rights, we may be forced to pay damages, including treble damages.

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

We have no marketing or sales history and depend on third party marketing partners.  Any failure of these parties to perform would delay or limit our commercialization efforts.

We have no history of marketing, distributing or selling biotechnology products, and we are relying on our ability to successfully establish marketing partners or other arrangements with third parties to market, distribute and sell a commercially viable product both here and abroad.  Our business plan envisions creating strategic alliances to access needed commercialization and marketing expertise.  We may not be able to attract qualified sub-licensees, distributors or marketing partners, and even if qualified, these marketing partners may not be able to successfully market agricultural products or human health applications developed with our technology.  If our current or potential future marketing partners fail to provide adequate levels of sales, our commercialization efforts will be delayed or limited and we may not be able to generate revenue.

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

At present, the U.S. federal government regulation of biotechnology is divided among three agencies:

•
the United States Department of Agriculture, or USDA, regulates the import, field testing and interstate movement of specific types of genetic engineering that may be used in the creation of transgenic plants;

•	the United States Environmental Protection Agency, or EPA, regulates activity related to the invention of plant pesticides and herbicides, which may include certain kinds of transgenic plants; and
•	the FDA regulates foods derived from new plant varieties.

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

Use of our technology, if developed for human health applications, will also be subject to FDA regulation.  The FDA must approve any drug or biologic product before it can be marketed in the United States.  In addition, prior to being sold outside of the United States, any products resulting from the application of our human health technology must be approved by the regulatory agencies of foreign governments.  Prior to filing a new drug application or biologics license application with the FDA, we would have to perform extensive clinical trials, and prior to beginning any clinical trial, we would need to perform extensive preclinical testing which could take several years and may require substantial expenditures.

We believe that our current agricultural activities, which to date have been confined to research and development efforts, do not require licensing or approval by any governmental regulatory agency. However, we are planning on performing clinical trials, which would be subject to FDA approval.  Additionally, federal, state and foreign regulations relating to crop protection products and human health applications developed through biotechnology are subject to public concerns and political circumstances, and, as a result, regulations have changed and may change substantially in the future.  Accordingly, we may become subject to governmental regulations or approvals or become subject to licensing requirements in connection with our research and development efforts. We may also be required to obtain such licensing or approval from the governmental regulatory agencies described above, or from state agencies, prior to the commercialization of our genetically transformed plants and human health technology.  In addition, our marketing partners who utilize our technology or sell products grown with our technology may be subject to government regulations.  If unfavorable governmental regulations are imposed on our technology or if we fail to obtain licenses or approvals in a timely manner, we may not be able to continue our operations.

Preclinical studies of our human health applications may be unsuccessful, which could delay or prevent regulatory approval.

Preclinical studies may reveal that our human health technology is ineffective or harmful, and/or may be unsuccessful in demonstrating efficacy and safety of our human health technology, which would significantly limit the possibility of obtaining regulatory approval for any drug or biologic product manufactured with our technology.  The FDA requires submission of extensive preclinical, clinical and manufacturing data to assess the efficacy and safety of potential products. We have conducted preclinical toxicology studies for our multiple myeloma product candidate and have submitted an IND to the FDA.  Any delay in receiving approval for our IND from the FDA would result in a delay in the commencement of our clinical trial.  Additionally, we may be required to perform additional preclinical studies prior to the FDA approving our IND. Furthermore, the success of preliminary studies does not ensure commercial success, and later-stage clinical trials may fail to confirm the results of the preliminary studies.

Our success will depend on the success of our clinical trials of our human health applications that have not yet begun.

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

Planned clinical trials may not begin on time or may need to be restructured after they have begun.  Clinical trials can be delayed for a variety of reasons, including delays related to:

•	obtaining an effective IND or regulatory approval to commence a clinical trial;
•	negotiating acceptable clinical trial agreement terms with prospective trial sites;
•	obtaining institutional review board approval to conduct a clinical trial at a prospective site;
•	recruiting qualified subjects to participate in clinical trials;
•	competition in recruiting clinical investigators;
•	shortage or lack of availability of supplies of drugs for clinical trials;
•	the need to repeat clinical trials as a result of inconclusive results or poorly executed testing;
•	the placement of a clinical hold on a study;
•	the failure of third parties conducting and overseeing the operations of our clinical trials to perform their contractual or regulatory obligations in a timely fashion; and
•	exposure of clinical trial subjects to unexpected and unacceptable health risks or noncompliance with regulatory requirements, which may result in suspension of the trial.

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

We face potential product liability exposure far in excess of our limited insurance coverage.

   We may be held liable if any product we or our collaborators develop causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing or sale. Regardless of merit or eventual outcome, product liability claims could result in decreased demand for our product candidates, injury to our reputation, withdrawal of patients from our clinical trials, substantial monetary awards to trial participants and the inability to commercialize any products that we may develop. These claims might be made directly by consumers, health care providers, pharmaceutical companies or others selling or testing our products. We have obtained limited product liability insurance coverage for our clinical trials; however, our insurance may not reimburse us or may not be sufficient to reimburse us for expenses or losses we may suffer. Moreover, if insurance coverage becomes more expensive, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If we obtain marketing approval for any of our product candidates, we intend to expand our insurance coverage to include the sale of commercial products, but we may be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. On occasion, juries have awarded large judgments in class action lawsuits for claims based on drugs that had unanticipated side effects. In addition, the pharmaceutical and biotechnology industries, in general, have been subject to significant medical malpractice litigation. A successful product liability claim or series of claims brought against us could harm our reputation and business and would decrease our cash reserves.

We depend on our key personnel and, if we are not able to attract and retain qualified scientific and business personnel, we may not be able to grow our business or develop and commercialize our technology.

We are highly dependent on our scientific advisors, consultants and third-party research partners.  Our success will also depend in part on the continued service of our key employees and our ability to identify, hire and retain additional qualified personnel in an intensely competitive market.  Although we have a research agreement with Dr. John Thompson, this agreement may be terminated upon short or no notice.  Additionally, except for Dr. Browne, our President and Chief Executive Officer, we do not have employment agreements with our key employees.  We do not maintain key person life insurance on any member of management.  The failure to attract and retain key personnel could limit our growth and hinder our research and development efforts.

Certain provisions of our charter, by-laws, Delaware law and stock plans could make a takeover difficult.

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

The NYSE Amex Exchange requires us to meet minimum financial requirements in order to maintain our listing.  Although we have met the $6,000,000 minimum net worth continued listing requirement of the NYSE Amex Exchange and have received notice from the NYSE that we are back in compliance with their continued listing requirement, we previously did not meet the $6,000,000 minimum net worth continued listing requirement of the NYSE Amex Exchange and remain subject to periodic review by NYSE Staff. Failure to remain in compliance with the continued listing standards could result in our company being delisted from the NYSE Amex Exchange.  If we are delisted from the NYSE Amex Exchange, our common stock likely will become a “penny stock.”  In general, regulations of the SEC define a “penny stock” to be an equity security that is not listed on a national securities exchange and that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  If our common stock becomes a penny stock, additional sales practice requirements would be imposed on broker-dealers that sell such securities to persons other than certain qualified investors.  For transactions involving a penny stock, unless exempt, a broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale.  In addition, the rules on penny stocks require delivery, prior to and after any penny stock transaction, of disclosures required by the SEC.

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

As of December 31, 2010, our executive officers, directors and affiliated entities together beneficially own approximately 43.3% of the outstanding shares of our common stock, assuming the exercise of options and warrants which are currently exercisable or will become exercisable within 60 days of December 31, 2010, held by these stockholders.  As a result, these stockholders, acting together, will be able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders.  Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over then-current market prices.

A significant portion of our total outstanding shares of common stock may be sold in the market in the near future, which could cause the market price of our common stock to drop significantly.

As of December 31, 2010, we had 69,255,399 shares of our common stock issued and outstanding and 5,325 shares of convertible preferred stock outstanding which can convert into 17,750,000 shares of common stock.  Approximately 34,164,431 shares of such shares are registered pursuant to registration statements on Form S-3 and 52,840,968 of which are either eligible to be sold under SEC Rule 144 or are in the public float.  In addition, we have registered 35,890,007 shares of our common stock underlying warrants previously issued on Form S-3 registration statements and we registered 11,137,200 shares of our common stock underlying options granted or to be granted under our stock option plan.  Consequently, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, may have a material adverse effect on our stock price.

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

For example, during the fiscal year ended June 30, 2010, our common stock traded between $0.25 per share and $0.83 per share.

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

As of December 31, 2010, we have outstanding 5,325 shares of convertible preferred stock which may convert into 17,750,000 shares of our common stock and warrants to purchase 55,476,226 shares of our common stock.  In addition, as of December 31, 2010, we have reserved 14,704,884 shares of our common stock for issuance upon the exercise of options granted or available to be granted pursuant to our stock option plan, all of which may be granted in the future.  The conversion of the convertible preferred stock and the exercise of these options and warrants will result in dilution to our existing stockholders and could have a material adverse effect on our stock price. The conversion price of the convertible preferred stock and certain warrants are also subject to certain anti-dilution adjustments.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.                 Defaults Upon Senior Securities.

None

Item 4.                 [REMOVED AND RESERVED]

Item 5.                 Other Information.

None

Item 6.                 Exhibits.

Exhibits.

Exhibit No.	Description
10.1	Amendment to Research Agreement by and among the University of Waterloo, Senesco, Inc. and Dr. John E. Thompson, Ph.D., dated December 1, 2010. (filed herewith)
10.2
At Market Issuance Sales Agreement by and between Senesco Technologies Inc. and McNicoll, Lewis & Vlak LLC dated December 22, 2010. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. Form 8-K filed on December 22, 2010.)

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

SENESCO TECHNOLOGIES, INC.

DATE: February 10, 2011	By:	/s/ Leslie J. Browne
Leslie J. Browne, Ph.D., President
and Chief Executive Officer
(Principal Executive Officer)

DATE: February 10, 2011	By:	/s/ Joel Brooks
Joel Brooks, Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)