Form 10-Q
period 2011-03-31
SENESCO TECHNOLOGIES INC
filed 2011-05-13
CIK 1035354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from                               to ________________

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

Yes: ☐                                                                  No:☒

77,093,489 shares of the issuer’s common stock, par value $0.01 per share, were outstanding as of April 30, 2011.

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

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31,	June 30,
	2011	2010

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,860,893	$8,026,296
Prepaid research supplies and expenses	1,319,872	1,304,795

Total Current Assets	6,180,765	9,331,091

Equipment, furniture and fixtures, net	4,481	4,554
Intangibles, net	4,900,388	4,568,895
Deferred income tax assets, net	-	-
Security deposit	7,187	7,187

TOTAL ASSETS	$11,092,821	$13,911,727

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$510,281	$557,420
Accrued expenses	519,762	576,857
Line of credit	2,194,844	2,194,844
Deferred rent	2,015	-

Total Current Liabilities	3,226,902	3,329,121

Warrant liabilities ($0 and $490,438 to related parties, respectively)	867,289	2,493,794
Deferred rent	-	8,060
Grant payable	99,728	99,728

TOTAL LIABILITIES	4,193,919	5,930,703

STOCKHOLDERS' EQUITY:

Preferred stock, $0.01 par value, authorized 5,000,000 shares
Series A 10,297 shares issued and 3,850 and 8,035 shares outstanding, respectively (liquidation preference of $4,042,500 and $8,235,875 at March 31, 2011 and June 30, 2010, respectively)	38	80
Series B 1,200 shares issued and outstanding (liquidation preference of $1,260,000 and $1,210,000 at March 31, 2011 and June 30, 2010, respectively)	12	12
Common stock, $0.01 par value, authorized 250,000,000 shares, issued and outstanding 75,903,016 and 50,092,204, at March 31, 2011 and June 30, 2010, respectively	759,030	500,922
Capital in excess of par	63,936,922	58,321,169
Deficit accumulated during the development stage	(57,797,100)	(50,841,159)

Total Stockholders' Equity	6,898,902	7,981,024

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,092,821	$13,911,727

See Notes to Condensed Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

					Cumulative
	Three months ended March 31,		Nine months ended March 31,		Amounts from
	2011	2010	2011	2010	Inception

Revenue	$-	$-	$-	$140,000	$1,590,000

Operating expenses:
General and administrative	567,460	554,953	1,943,029	1,735,317	28,223,340
Research and development	800,341	566,307	3,135,200	1,522,610	18,084,164
Total operating expenses	1,367,801	1,121,260	5,078,229	3,257,927	46,307,504

Loss from operations	(1,367,801)	(1,121,260)	(5,078,229)	(3,117,927)	(44,717,504)

Other non-operating income (expense)

Grant income	-	-	244,479	-	244,479

Fair value – warrant liability	(16,177)	(527,566)	453,209	1,811,775	7,701,637

Sale of state income tax loss – net	-	-	-	-	586,442

Other noncash (expense) income, net	-	-	(115,869)	-	205,390

Loss on extinguishment of debt	-	(275,345)	-	(361,877)	(361,877)

Amortization of debt discount and financing costs	-	(3,206,049)	-	(4,973,909)	(11,227,870)

Interest expense – convertible notes	-	(146,640)	-	(528,909)	(2,027,930)

Interest (expense) income - net	(21,130)	(7,375)	(60,737)	(6,349)	438,441

Net loss	(1,405,108)	(5,284,235)	(4,557,147)	(7,177,196)	(49,158,792)

Preferred dividends	(716,780)	-	(2,398,794)	-	(8,638,308)

Loss applicable to common shares	$(2,121,888)	$(5,284,235)	$(6,955,941)	$(7,177,196)	$(57,797,100)

Basic and diluted net loss per common share	$(0.03)	$(0.17)	$(0.10)	$(0.27)

Basic and diluted weighted-average number of common shares outstanding	74,904,192	31,650,371	66,731,159	26,610,925

See Notes to Condensed Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2011
(unaudited)

						Deficit
						Accumulated
						During the	Stockholders'
					Capital in Excess	Development	Equity
	Preferred Stock		Common Stock		of Par Value	Stage	(Deficiency)
	Shares	Amount	Shares	Amount

Balance July 1, 1998 (inception) through June 30, 2010	9,235	$92	50,092,204	$500,922	$58,321,169	$(50,841,159)	$7,981,024

Issuance of common stock at prices ranging from $0.30 per share to $0.36 per share	-	-	5,848,215	58,482	1,775,902	-	1,834,384

Commissions and other fees related to the issuance of common stock	-	-	-	-	(196,674)	-	(196,674)

Preferred stock converted into common stock	(4,185)	(42)	13,135,417	131,354	(131,312)	-	-

Warrants converted into common stock			175,000	1,750	-	-	1,750

Issuance of common stock in lieu of cash payment for dividends	-	-	6,642,180	66,422	1,950,014	(1,785,561)	230,875

Fair market value of options and warrants vested and amended	-	-	-	-	683,894	-	683,894

Reclassification of warrant liability	-	-	-	-	1,173,296	-	1,173,296

Issuance of common stock under the Company's the Company's long-term incentive plan	-	-	10,000	100	(100)	-	-

Deemed dividend - Preferred Stock	-	-	-	-	360,733	(360,733)	-

Dividends accrued and unpaid at March 31, 2011	-	-	-	-	-	(252,500)	(252,500)

Net loss	-	-	-	-	-	(4,557,147)	(4,557,147)

Balance at March 31, 2011	5,050	$50	75,903,016	$759,030	$63,936,922	$(57,797,100)	$6,898,902

See Notes to Condensed Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Cumulative
	Nine months ended March 31,		Amounts from
	2011	2010	Inception
Cash flows from operating activities:
Net loss	$(4,557,147)	$(7,177,196)	$(49,158,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash capital contribution	-	-	85,179
Noncash conversion of accrued expenses into equity	-	-	131,250
Noncash income related to change in fair value of warrant liability	(453,209)	(1,811,775)	(8,022,896)
Noncash charge for change in warrant terms	115,869	-	115,869
Issuance of common stock and warrants for interest	-	382,269	2,003,386
Issuance of common stock for services	-	53,800	53,800
Stock-based compensation expense	568,025	271,784	11,157,608
Depreciation and amortization	105,547	92,613	804,555
Deferred rent	(6,045)	(5,968)	2,015
Amortization of convertible note discount	-	4,518,864	10,000,000
Amortization of deferred financing costs	-	455,045	1,227,869
Loss on extinguishment of debt	-	361,877	361,877
(Increase) decrease in operating assets:
Prepaid expenses and other current assets	(15,077)	(108,140)	(1,319,872)
Security deposit	-	-	(7,187)
Increase (decrease) in operating liabilities:
Accounts payable	(47,139)	599,455	510,281
Accrued expenses	(78,720)	265,677	442,263
Net cash used in operating activities	(4,367,896)	(2,101,695)	(31,612,795)

Cash flows from investing activities:
Patent costs	(434,941)	(689,843)	(5,529,219)
Purchase of equipment, furniture and fixtures	(2,026)	(1,116)	(180,205)
Net cash (used in) provided by investing activities	(436,967)	(690,959)	(5,709,424)

Cash flows from financing activities:
Proceeds from grant	-	-	99,728
Proceeds from draw-down on line of credit	-	2,198,609	2,194,844
Proceeds from issuance of bridge notes	-	-	525,000
Proceeds from issuance of preferred stock and warrants, net	-	-	10,754,841
Redemption of convertible notes and warrants	-	(2,160,986)	(2,160,986)
Proceeds from issuance of convertible notes	-	-	9,340,000
Deferred financing costs	-	-	(651,781)
Proceeds from issuance of common stock and warrants, net and exercise of warrants and options	1,639,460	1,364,169	22,081,466
Net cash provided by financing activities	1,639,460	1,401,792	42,183,112

Net (decrease) increase in cash and cash equivalents	(3,165,403)	(1,390,862)	4,860,893

Cash and cash equivalents at beginning of period	8,026,296	1,430,569	-
Cash and cash equivalents at end of period	$4,860,893	$39,707	$4,860,893

Supplemental disclosure of non-cash transactions:

Conversion of convertible note into common stock	$-	$2,619,360	$10,000,000
Conversion of bridge notes into common stock	-	-	534,316
Conversion of preferred stock into common stock	131,354	-	317,317
Allocation of preferred stock proceeds to warrants and beneficial conversion feature	360,733	-	7,449,780
Allocation of convertible debt proceeds to warrants and beneficial conversion feature	-	-	9,340,000
Warrants issued for financing costs	-	-	690,984
Issuance of common stock for interest payments on convertible notes	-	382,269	2,003,386
Issuance of common stock for dividend payments on preferred stock	1,785,561	-	3,204,592
Issuance of common stock in settlement of accounts payable	-	175,000	175,000
Dividends accrued on preferred stock	252,500	-	252,500
Supplemental disclosure of cash flow information:
Cash paid for interest	79,373	33,859	205,858

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 2011, the results of its operations for the nine months and three-months ended March 31, 2011 and 2010, cash flows for the nine months ended March 31, 2011 and 2010, and the results of its operations and cash flows for the period from inception on July 1, 1998 through March 31, 2011.

Interim results are not necessarily indicative of results for the full fiscal year.

Note 2 – Liquidity:

As shown in the accompanying condensed consolidated financial statements, the Company has a history of losses with a deficit of $57,797,100 accumulated during the development stage from July 1, 1998 (inception) through March 31, 2011.  Additionally, the Company has generated minimal revenues by licensing its technology for certain crops to companies willing to share in its development costs. In addition, the Company’s technology may not be ready for commercialization for several years. The Company expects to continue to incur losses for the next several years because it anticipates that its expenditures on research and development and administrative activities will significantly exceed its revenues during that period. The Company cannot predict when, if ever, it will become profitable.

As of March 31, 2011, the Company had cash and cash equivalents in the amount of $4,860,893, which consisted of checking accounts and money market funds.  In December 2010, the Company entered into an At Market Issuance Sales Agreement (“ATM”) whereby it may issue up to $5,500,000 of Common Stock under this facility.  From April 1, 2011 through May 10, 2011, the Company has received net proceeds from the issuance of the Company’s common stock, par value $0.01 (the “Common Stock”) in the amount of $19,037.  The Company estimates its cash and cash equivalents and the net proceeds from the issuance of Common Stock from April 1, 2011 through May 10, 2011 will funds its operations through December 31, 2011.

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

The length of time that it takes for an initial patent application to be approved is generally between four and six years.  However, due to the unique nature of each patent application, the actual length of time may vary.  If a patent application is denied, the associated cost of that application would be written off.  However, the Company has not had any patent applications denied as of March 31, 2011.  Additionally, should a patent application become impaired during the application process, the Company would write down or write off the associated cost of that patent application.

Issued patents and agricultural patent applications pending are being amortized over a period of 16 to 17 years, the expected economic life of the patent.  The Company assesses the impairment in value of intangible assets whenever events or circumstances indicate that their carrying value may not be recoverable.  Factors the Company considers important which could trigger an impairment review include the following:

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

As of March 31, 2011, there were 83,228,243 additional potentially dilutive shares of Common Stock. These additional shares include 16,833,333 shares issuable upon conversion of the Preferred Stock, and 66,394,910 shares issuable upon the exercise of outstanding options and warrants.  As of March 31, 2010, there were 47,456,254 additional potentially dilutive shares of Common Stock. These additional shares included 22,259,650 shares issuable upon conversion of 8% convertible notes and 25,196,604 shares issuable upon the exercise of outstanding options and warrants.

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

The fair value of each stock option and warrant granted or vesting has been determined using the Black-Scholes model.  The material factors incorporated in the Black-Scholes model in estimating the value of the options and warrants include the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Warrants granted	None	None	None	None
Options granted	208,620	1,015,000	4,324,512	1,748,399
Estimated life in years	5.0 – 5.5	5 - 5.7	5.0-10.0	3.5 - 5.7
Risk-free interest rate (1)	2.37%	2.5%-3.9%	1.3%-2.9%	2.2% – 3.9%
Volatility	104%	100%	104%	100%
Dividend paid	None	None	None	None

(1)           Represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option or warrant term.

The economic values of the options will depend on the future price of the Company's Common Stock, which cannot be forecast with reasonable accuracy.

A summary of changes in the stock option plan for the nine months ended March 31, 2011 is as follows:

	Number of Options	Weighted-Average Exercise Price
Outstanding at July 1, 2010	7,269,172	$1.13
Granted	4,324,512	0.26
Exercised	—	—
Expired	(500,000)	1.14
Outstanding at March 31, 2011	11,093,684	$0.79
Exercisable at March 31, 2011	6,622,014	$1.10
Not Exercisable at March 31, 2011	4,471,670	$0.26

As of March 31, 2011, the aggregate intrinsic value of stock options outstanding was $117,708, with a weighted-average remaining term of 7.5 years.  The aggregate intrinsic value of stock options exercisable at that same date was $26,607, with a weighted-average remaining term of 6.1 years.  As of March 31, 2011, the Company has 14,897,919 shares available for future stock option grants.

As of March 31, 2011, total compensation expense not yet recognized related to stock option grants amounted to approximately $1,081,000, which will be recognized over the next 44 months.

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

As of March 31, 2011, the Company determined that the first target goal under the Long-Term Equity Incentive Program had been met and, therefore, recognized $93,500 of compensation.  The Company also determined that the second and third target goals under the Long-Term Equity Incentive Program will not be met.  As such, the eligible shares and options related thereto will not vest and the remaining $374,000 of potential compensation expense will not be recognized.

Note 6 –Loan Payable:

On February 17, 2010, the Company entered into a credit agreement with JMP Securities LLC.  The agreement provides the Company with, subject to certain restrictions, including the existence of suitable collateral, up to a $3.0 million line of credit upon which the Company may draw at any time (the “Line of Credit”).  Any draws upon the Line of Credit accrue at a monthly interest rate of (i) the broker rate in effect at the time of the draw (which was 2.0% at March 31, 2011), plus (ii) 2.75%.  The line of credit is payable upon demand and there are no other conditions or fees associated with the Line of Credit.  The Line of Credit is not secured by any assets of the Company, but it is secured by certain assets of one of the Company’s directors, Harlan W. Waksal, M.D., which are currently held by JMP Securities.

Total interest expense for the three and nine months ended March 31, 2011 amounted to $25,986 and $79,373, respectively.  Total interest expense for the three and nine months ended March 31, 2010 amounted to $8,057.

Note 7 – Income Taxes:

No provision for income taxes has been made for the three and nine months ended March 31, 2011 and 2010 given the Company’s losses in 2011 and 2010 and available net operating loss carryforwards.  A benefit has not been recorded as the realization of the net operating losses is not assured and the timing in which the Company can utilize its net operating loss carryforwards in any year or in total may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations.

Note 8 - Fair Value Measurements:

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2011 and June 30, 2010:

		Fair Value Measurement at
	Carrying	March 31, 2011
	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$4,860,893	$4,860,893	$-	$-
Liabilities:
Warrant Liabilities	$867,289	$-	$867,289	$-

		Fair Value Measurement at
	Carrying	June 30, 2010
	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$7,937,945	$7,937,945	$-	$-
Liabilities:
Warrant Liabilities	$2,493,794	$-	$2,493,794	$-

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

During the nine months ended March 31, 2011, the holders of an aggregate of 22,641,665 warrants amended the terms of their warrants.  As of the dates of the amendments to the warrants, the Black-Scholes value in the amount of $1,173,296 was reclassified from warrant liabilities to equity with the change in fair value from June 30, 2010 through the dates of the amendments being recorded in the consolidated statement of operations.

Also, the Company recorded a charge of $115,869 during the nine months ended March 31, 2011,  as a result of the amendment to certain of the warrants that had an exercise price reset feature, whereby the exercise price of $0.50, subject to future adjustments, was reset to $0.32 and would no longer be subject to future adjustments and accordingly are no longer deemed to be liabilities.  The charge of $115,869 represents the difference in the Black-Scholes value of the warrants immediately prior to the amendment and the Black-Scholes value of the warrants immediately after the amendment.

During the nine months ended March 31, 2011, the Company revalued all of the remaining warrant liabilities, using the adjusted Black-Scholes and Black-Scholes models.  A gain on the change in fair value of the warrant liabilities in the amount of $453,209, which includes the change in fair value of the warrants from June 30, 2010 through the dates of amendment, was recorded in the Condensed Consolidated Statement of Operations for the nine months ended March 31, 2011.

At March 31, 2011, there were an aggregate of 21,307,814 warrants included in the fair value of the warrant liabilities, which are valued at $867,289.

The assumptions used to value the warrants were as follows:
	March 31, 2011	June 30, 2010
Warrants issued on December 20, 2007
Estimated life in years	1.75	2.50
Risk-free interest rate (1)	0.80%	0.80%
Volatility	91%	106%
Dividend paid	None	None

Warrants issued on June 30, 2008
Estimated life in years	2.25	3.00
Risk-free interest rate (1)	0.80%	1.00%
Volatility	91%	106%
Dividend paid	None	None

Warrants issued on April 1, 2010
Estimated life in years	4.00	4.75
Risk-free interest rate (1)	1.76%	1.79%
Volatility	111%	106%
Dividend paid	None	None

Warrants issued on June 2, 2010 (2)
Estimated life in years	-	4.9
Risk-free interest rate (1)	-	1.79%
Volatility	-	106%
Dividend paid	-	None

(1)	Represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the warrant term.

(2)	Such warrants were amended during the nine months ended March 31, 2011 and are no longer deemed liabilities.

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

Upon delivery of a placement notice by the Company, if any, the placement agent may sell the Common Stock in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, at prices prevailing at the time of sale or at prices related to such prevailing market prices, including sales made directly on the NYSE Amex LLC, or NYSE Amex, or sales made through a market maker other than on an exchange.  The placement agent will make all sales using commercially reasonable efforts consistent with its normal sales and trading practices on mutually agreed upon terms between the placement agent and the Company.  The Company will pay the placement agent a commission of up to 6% of the gross proceeds from the sale of shares of the Common Stock, depending on the per share sales price.  The Company has agreed to reimburse a portion of the placement agent’s expenses in connection with the offering, up to an aggregate amount of $25,000. In addition, the Company granted customary indemnification rights to the placement agent.

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

During the nine month period ended March 31, 2011, the Company issued 5,848,215 shares of Common Stock under the ATM for gross proceeds in the amount of $1,834,384.  From April 1, 2011 through May 10, 2011, the Company issued an additional 63,242 shares of Common Stock under the ATM for gross proceeds in the amount of $19,037.

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

Each holder of shares of Preferred Stock is entitled to receive semi-annual dividends at the rate of 10% per annum of the Stated Value for each share of Preferred Stock held by such holder. Except in limited circumstances, the Company can elect to pay the dividends in cash or shares of Common Stock.  If the dividends are paid in shares of Common Stock, such shares will be priced at the lower of (i) 90% of the volume weighted average price for the 20 trading days immediately preceding the payment date or (ii) $0.224 per share.  The dividends are subject to a 30% make whole provision.

During the nine months ended March 31, 2011, 4,185 shares of Preferred Stock were converted into 13,135,417 shares of Common Stock.  During the nine months ended March 31, 2011, the Company issued an additional 6,642,181 shares of Common Stock for the payment of dividends in the amount of $2,398,794.  Total dividends payable on the outstanding 5,050 shares of Preferred Stock at March 31, 2011 amounted to $252,500.

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

We have performed efficacy, toxicological and dose-finding studies in vitro in non-human and human cells and in-vivo in mice for SNS01.  Our efficacy studies in severe combined immune-deficient, or SCID, mice with subcutaneous human multiple myeloma tumors tested SNS01-T dose ranging from 0.15 mg/kg to 1.5 mg/kg.  In these studies, mice treated with a dose of either 0.75 mg/kg or 1.5 mg/kg both showed, compared to relevant controls, a 91% reduction in tumor volume and a decrease in tumor weight of 87% and 95%, respectively.  For mice that received smaller doses of either 0.38 mg/kg or 0.15 mg/kg, there was also a reduction in tumor volume of 73% and 61%, respectively, and weight of 74% and 36%, respectively.  All SNS01 treated mice survived.  This therapeutic dose range study provided the basis for a non-GLP 8-day maximum tolerated dose study in which normal mice received two intravenous doses of increasing amounts of SNS01 (from 2.2 mg/kg).  Body weight, organ weight and serum levels of liver enzymes were used as clinical indices to assess toxicity.  A dose between 2.2 mg/kg and 2.9 mg/kg was well tolerated with respect to these clinical indices, and the survival rate at 2.9 mg/kg was 80%.  Mice receiving above 2.9 mg/kg of SNS01 showed evidence of morbidity and up to 80% mortality.  The 2.9 mg/kg threshold was therefore determined to be the maximum tolerated dose in mice in this study.  We have also completed our pivotal GLP toxicology studies in mice and dogs, employing SNS01-T, a slightly modified formulation of SNS01, and have submitted an investigational new drug application, or IND, to the United States Food and Drug Administration, or FDA.  We have also been granted orphan drug status for SNS01-T by the FDA for the potential treatment of multiple myeloma.

However, the FDA has informed us that our planned study in multiple myeloma is on hold until the Drug Master File, or DMF, of one of our suppliers is updated.  At the same time, we were informed by the FDA that there are no other significant, outstanding issues that would delay the initiation of the clinical study associated with our IND submission. The DMF provides the FDA with confidential, detailed information about facilities, processes, or articles used in the manufacturing, processing, packaging, and storing of drugs. Typically, a DMF is filed by a supplier to protect its intellectual property while complying with regulatory requirements for disclosure of manufacturing information in support of human use of a pharmaceutical product.  The DMF is kept on file by the FDA for future cross-referencing by other sponsors and is updated as needed by the DMF holder.

On May 12,2011, our supplier responded to questions and submitted an amendment to their DMF with the FDA. The FDA has 30 days to review the updated submission and responses.

Upon approval of our IND, we plan on initiating a Phase 1b/2a clinical study with SNS01-T in multiple myeloma patients.  We anticipate that the Phase 1b/2a study will be a sequential dose escalating study comprising three (3) to four (4) cohorts of four (4) to five (5) patients each.  Each cohort will receive SNS01-T over a six (6) week period.  During the treatment period, we will be primarily assessing safety and secondarily assessing efficacy by measuring M protein, a surrogate marker that circulates in the blood of multiple myeloma patients, as well as other markers to determine if there is an effect on the disease.  We have selected Mayo Clinic as a clinical site and are considering adding one or two other sites.  We believe that we will begin our clinical trial before the end of the quarter ended June 30, 2011 or during the beginning of the quarter ended September 30, 2011.

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

Intellectual Property

We have twenty-two (22) issued patents from the United States Patent and Trademark Office, or PTO, and seventy-seven (77) issued patents from foreign countries.  Of our ninety-nine (99) domestic and foreign issued patents, fifty-seven (57) are for the use of our technology in agricultural applications and forty-two (42) relate to human health applications.

In addition to our ninety-nine (99) patents, we have a wide variety of patent applications, including divisional applications and continuations-in-part, in process with the PTO and internationally.  We intend to continue our strategy of enhancing these new patent applications through the addition of data as it is collected.

Our agricultural patents are generally set to expire in 2019 in the United States and 2025 outside the United States.  Our core human health technology patents are set to expire in 2021 in the United States and 2025 outside the United States, and our patents related to multiple myeloma are set to expire, both in and outside the United States in 2029.  To the extent our patents have different expiration dates abroad than in the United States, we are currently developing a strategy to extend the United States expiration dates to the foreign expiration dates.

Liquidity and Capital Resources

Overview

For the nine months ended March 31, 2011, net cash of $4,367,896 was used in operating activities primarily due to a net loss of $4,557,147 and changes in operating assets and liabilities of $146,981, which was partially reduced by non-cash expenses, net of non-cash income, of $336,232.

Non-cash expenses consisted of stock-based compensation, depreciation and amortization and a charge arising from a change in terms of certain warrants.  Non-cash income arose from a reduction in the fair value of warrant liabilities recorded during the nine month period ended March 31, 2011.

The $146,981 change in operating assets and liabilities was primarily the result of a net decrease in accounts payable and accrued expenses of $125,859, a decrease in deferred rent of $6,045 and an increase in prepaid expenses of $15,077.

During the nine months ended March 31, 2011, cash used for investing activities amounted to $436,967, which was related to patent costs incurred and fixed assets purchased.

Cash provided by financing activities during the nine months ended March 31, 2011 amounted to $1,639,460, which was primarily related to the placement of common stock through our $5,500,000 ATM facility.

As of March 31, 2011, our cash balance totaled $4,860,893, and we had working capital of $2,953,863.

Contractual Obligations

The following table lists our cash contractual obligations as of March 31, 2011:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Research and Development Agreements (1)	$965,879	$965,879	$—	$—	$—
Facility, Rent and Operating Leases (2)	$13,376	$13,376	$—	$—	$—
Employment, Consulting and Scientific Advisory Board Agreements (3)	$182,417	$173,250	$9,167	$—	$—
Total Contractual Cash Obligations	$1,161,672	$1,152,505	$9,167	$—	$—
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

We anticipate that, based upon our cash balance as of March 31, 2011 and with the proceeds from the ATM facility through May 10, 2011, we will be able to fund our operations through December 31, 2011. Over such period, we plan to fund our research and development and commercialization activities by:

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

Results of Operations

Three Months Ended March 31, 2011 and Three Months Ended March 31, 2010

The net loss for the three months ended March 31, 2011 was $1,405,108.  The net loss for the three months ended March 31, 2010 was $5,284,235.  Such a change represents a decrease in net loss of $3,879,127, or 73.4%.  This decrease in net loss was primarily the result of a decrease in other non-operating expenses which was partially offset by an increase in research and development costs related to the development of our multiple myeloma drug candidate, SNS01-T.

Revenue

There was no revenue during the three month periods ended March 31, 2011 and March 31, 2010.

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

General and Administrative Expenses

	Three Months Ended March 31,
	2011	2010	Change	%
	(in thousands, except % values)

Payroll and benefits	$144	$142	$2	1.4%
Investor relations	90	34	56	164.7%
Professional fees	39	122	(83)	(68.0)%
Depreciation and amortization	36	32	4	12.5%
Other general and administrative	98	84	14	16.7%
	407	414	(7)	(1.7)%
Stock-based compensation	160	141	19	13.5%
Total general and administrative	$567	$555	$12	2.2%

•
Investor relations expense for the three months ended March 31, 2011 was higher than for the three months ended March 31, 2010, primarily as a result of the timing of our annual meeting and an increase in investor relations consulting costs.  The current year annual meeting was held in March 2011.  The previous year annual meeting was held in May 2010.

•
Professional fees for the three months ended March 31, 2011 was lower than for the three months ended March 31, 2010, primarily as a result of a decrease in legal fees, which was slightly offset by an increase accounting fees.  Legal fees decreased primarily due to discounts on legal fees that were recorded during the three months ended March 31, 2011 but were not available during the three months ended March 31, 2010.  Accounting fees increased primarily due to the use of a consultant to assist with the preparation of our quarterly filings.

•	Depreciation and amortization for the three months ended March 31, 2011 was higher than for the three months ended March 31, 2010, primarily as a result of an increase in amortization of patent costs.

•
Other general and administration expenses for the three months ended March 31, 2011 was higher than for the three months ended March 31, 2010 primarily due to an increase in insurance costs and director compensation.

•
Stock-based compensation for the three months ended March 31, 2011 was higher than for the three months ended March 31, 2010, primarily due to the amortization of the Black-Scholes value of the options previously granted to employees and directors.

We expect cash-based general and administrative expenses to modestly increase over the next twelve months primarily due to an increase in payroll and benefits and insurance costs related to our multiple myeloma project.

Research and Development Expenses

	Three Months Ended March 31,
	2011	2010	Change	%
	(in thousands, except % values)
Payroll	$41	$39	$2	5.1%
Research contract with the University of Waterloo	149	164	(15)	(9.1)%
Other research and development	607	361	246	68.4%
	797	564	233	41.5%
Stock-based compensation	3	2	1	50.0%
Total research and development	$800	$566	$234	41.3%

•	The cost associated with the research contract with the University of Waterloo decreased primarily due to a reduction in amount being funded for agricultural research, effective March 1, 2011.

•
Other research and development costs increased primarily due to an increase in the costs incurred in connection with our development of SNS01-T for multiple myeloma.  Specifically, during the three months ended March 31, 2011, we were concluding our pivotal toxicology study, filing an IND for the treatment of multiple myeloma with SNS01-T and the preparation for a clinical trial.

The breakdown of our research and development expenses between our agricultural and human health research programs is as follows:

	Three Months Ended March 31,
	2011	%	2010	%
	(in thousands, except % values)
Agricultural	$126	16%	$138	24%
Human health	674	84%	428	76%
Total research and development	$800	100%	$566	100%

•
Agricultural research expenses did not materially change during the three months ended March 31, 2011 from the three months ended March 31, 2010, as we have not materially changed the scope of our agricultural research.

•
Human health research expenses increased during the three months ended March 31, 2011, primarily as a result of the timing of certain aspects of the development of our potential drug candidate, SNS01-T, for treating multiple myeloma.  Specifically, during the three months ended March 31, 2011, we incurred costs related to the conclusion of our pivotal toxicology studies, the preparation and filing of an IND and the preparation for a clinical trial.

We expect our human health research program to continue to increase as a percentage of the total research and development expenses as we continue our current research projects and begin new human health initiatives, in particular as they relate to the potential clinical development of our potential drug candidate, SNS01-T, for treating multiple myeloma and other cancers.

Other non-operating income and expense

Fair value – warrant liability

On March 31, 2011, the amount of the warrant liability was adjusted to $867,289 from $902,675 at December 31, 2010.  This decrease of $35,386 was primarily due to a decrease in the number of warrants that are accounted for as a liability as the terms that gave rise to liability accounting for these warrants were modified by the holders during the three months ended March 31, 2011.  Accordingly, $51,563 was recorded as an increase to capital in excess of par and $16,177 being recorded as an expense from the change in the Black-Scholes value of the remaining warrants.

On March 31, 2010, the amount of the warrant liability was adjusted to $1,388,333 from $860,767 at December 31, 2009. This increase of $527,566 was due to an increase in the Black-Scholes value of the underlying warrants.

Amortization of debt discount, financing costs and interest expense on convertible notes

During the fiscal year ended June 30, 2010, all of the convertible notes were either converted into common stock or redeemed.  Accordingly, the unamortized portion of the convertible notes and deferred financing costs were fully amortized during the year ended June 30, 2010.  Therefore, there are no charges for amortization of debt discount and financing costs or interest expense during the three months ended March 31, 2011.

Interest (expense) income

Interest expense for the three months ended March 31, 2011 was higher than for the three months ended March 31, 2010, due to the interest incurred on the $3,000,000 line of credit opened in February 2010, of which approximately $2,200,000 was utilized during the entire three month period ended March 31, 2011, but was utilized for only one month during the three month period ended March 31, 2010.

Nine Months Ended March 31, 2011 and Nine Months Ended March 31, 2010

The net loss for the nine months ended March 31, 2011 was $4,557,147.  The net loss for the nine months ended March 31, 2010 was $7,177,196.  Such a change represents a decrease in net loss of $2,620,049, or 36.5%.  This decrease in net loss was primarily the result of a decrease in other non-operating expenses which was partially offset by an increase in research and development costs related to the development of our multiple myeloma drug candidate, SNS01-T.

Revenue

There was no revenue during the nine months ended March 31, 2011. Total revenue in the amount of $140,000 for the nine months ended March 31, 2010 consisted of a milestone payment in connection with an agricultural license agreement.

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

General and Administrative Expenses

	Nine Months Ended March 31,
	2011	2010	Change	%
	(in thousands, except % values)

Payroll and benefits	$429	$542	$(113)	(20.8)%
Investor relations	196	125	71	56.8%
Professional fees	305	384	(79)	(20.6)%
Depreciation and amortization	105	93	12	12.9%
Other general and administrative	374	267	107	40.1%
	1,409	1,411	(2)	(0.1)%
Stock-based compensation	534	324	210	64.8%
Total general and administrative	$1,943	$1,735	$208	12.0%

•
Payroll and benefits for the nine months ended March 31, 2011 was lower than for the nine months ended March 31, 2010, primarily due to the severance package recorded for the former VP – Corporate Development during Fiscal 2010 and the lower salary paid to the interim President and CEO from November 2009 through March 2010 as compared to the salary being paid to the current President and CEO.  This was partially offset by a bonus granted to the Chief Financial Officer during Fiscal 2011.

•
Investor relations expense for the nine months ended March 31, 2011 was higher than for the nine months ended March 31, 2010, primarily as a result of the timing of our annual meeting and an increase in investor relations consulting costs.  The current year annual meeting was held in March 2011.  The previous year annual meeting was held in May 2010.

•
Professional fees for the nine months ended March 31, 2011 was lower than for the nine months ended March 31, 2010, primarily as a result of an decrease in legal fees, which was slightly offset by an increase accounting fees.  Legal fees decreased primarily due to discounts on legal fees that were recorded during the nine months ended March 31, 2011 but were not available during the nine months ended March 31, 2010.  Accounting fees increased primarily due to the use of a consultant to assist with the preparation of our quarterly filings.

•	Depreciation and amortization for the nine months ended March 31, 2011 was higher than for the nine months ended March 31, 2010, primarily as a result of an increase in amortization of patent costs.

•
Other general and administration expenses for the nine months ended March 31, 2011 was higher than for the nine months ended March 31, 2010, primarily due to an increase in insurance, franchise taxes and certain consulting costs.

•
Stock-based compensation for the nine months ended March 31, 2011 was higher than for the nine months ended March 31, 2010, primarily due to the increase in the number of options granted during the nine months ended March 31, 2011 as compared to the number of options granted during the nine months ended March 31, 2010.  Additionally, stock-based compensation for the nine months ended March 31, 2011 includes the Black-Scholes value of the 300,000 warrants granted to consultants.  Also, during the nine months ended March 31, 2011, we recognized $93,500 of stock-based compensation in connection with the achievement of a milestone related to our long-term incentive plan.

We expect cash-based general and administrative expenses to modestly increase over the next twelve months primarily due to an increase in payroll and benefits and insurance costs related to our multiple myeloma project.

Research and Development Expenses

	Nine Months Ended March 31,
	2011	2010	Change	%
	(in thousands, except % values)
Payroll	$137	$118	$19	16.1%
Research contract with the University of Waterloo	463	479	(16)	(3.3)%
Other research and development	2,502	924	1,578	170.8%
	3,102	1,521	1,581	103.9%
Stock-based compensation	33	2	31	1550.0%
Total research and development	$3,135	$1,523	$1,612	105.8%

•	Payroll increased primarily due to a bonus grant to the VP-Research and Development.

•	The cost associated with the research contract with the University of Waterloo decreased primarily due to a reduction in amount being funded for agricultural research, effective March 1, 2011.

•
Other research and development costs increased primarily due to an increase in the costs incurred in connection with our development of SNS01-T for multiple myeloma.  Specifically, during the nine months ended March 31, 2011, we incurred costs related to the performance of our pivotal toxicology studies the preparation and submission of an IND and the preparation for a clinical trial.

•
Stock-based compensation consists primarily of the amortized portion of Black-Scholes value of options and warrants granted to research and development consultants and employees.   Stock-based compensation for the nine months ended March 31, 2011 was higher than for the nine months ended March 31, 2010, primarily due to an increase in the number of options granted during the nine months ended March 31, 2011 as compared to the number of options granted during the nine months ended March 31, 2010.  Additionally, for the nine months ended March 31, 2011, stock-based compensation consisted of the amount of awards under our long-term incentive plan and for the nine months ended March 31, 2010, stock-based compensation also consisted of the amount of awards under our short-term incentive plan.

The breakdown of our research and development expenses between our agricultural and human health research programs is as follows:
	Nine Months Ended March 31,
	2011	%	2010	%
	(in thousands, except % values)
Agricultural	$403	13%	$404	27%
Human health	2,732	87%	1,119	73%
Total research and development	$3,135	100%	$1,523	100%

•
Agricultural research expenses did not materially change during the nine months ended March 31, 2011 from the nine months ended March 31, 2010, as we have not materially changed the scope of our agricultural research.

•
Human health research expenses increased during the nine months ended March 31, 2011, primarily as a result of the timing of certain aspects of the development of our potential drug candidate, SNS01-T, for treating multiple myeloma.  Specifically, during the nine months ended March 31, 2011, we incurred costs related to the performance of our pivotal toxicology studies, the preparation and filing of an IND and the preparation for a clinical trial.

We expect our human health research program to continue to increase as a percentage of the total research and development expenses as we continue our current research projects and begin new human health initiatives, in particular as they relate to the potential clinical development of our potential drug candidate, SNS01-T, for treating multiple myeloma and other cancers.

Other non-operating income and expense

Grant income

We received grant income under the Qualified Therapeutic Discovery Project in the amount of $244,479 for the nine months ended March 31, 2011.  The funds were granted in connection with the Company’s program for the use of its lead therapeutic candidate, SNS01-T, in Multiple Myeloma.

There was no grant income during the nine months ended March 31, 2010.

Fair value – warrant liability

On March 31, 2011, the amount of the warrant liability was adjusted to $867,289 from $2,493,794 at June 30, 2010.  This decrease of $1,626,505 was primarily due to a decrease in the number of warrants that are accounted for as a liability as the terms that gave rise to liability accounting for these warrants were modified by the holders during the nine months ended March 31, 2011.  Accordingly, $1,173,296 of the decrease was recorded as an increase to capital in excess of par with the balance of the decrease in the amount of $453,209 being recorded as income from the change in the Black-Scholes value of the remaining warrants.

On March 31, 2010, the amount of the warrant liability was adjusted to $1,388,333 from $3,200,108 at June 30, 2009. This decrease of $1,811,775 was due to a decrease in the Black-Scholes value of the underlying warrants.

Other noncash expense or income

During the nine months ended March 31, 2011, the exercise price of 4,088,540 warrants was adjusted from $0.50 to $0.32 in exchange for those warrant holders giving up their right to future adjustments to the exercise price.  This resulted in a charge to stock-based compensation of $115,869.

Amortization of debt discount, financing costs and interest expense on convertible notes

During the fiscal year ended June 30, 2010, all of the convertible notes were either converted into common stock or redeemed.  Accordingly, the unamortized portion of the convertible notes and deferred financing costs were fully amortized during the year ended June 30, 2010.  Therefore, there are no charges for amortization of debt discount and financing costs or interest expense during the nine months ended March 31, 2011.

Interest (expense) income

Interest expense for the nine months ended March 31, 2011 was higher than the nine months ended March 31, 2010 due to the interest incurred on the $3,000,000 line of credit opened in February 2010, of which approximately $2,200,000 was utilized during the entire nine month period ended March 31, 2011, but was utilized for only one month during the nine month period ended March 31, 2010.

From Inception on July 1, 1998 through March 31, 2011

From inception of operations on July 1, 1998 through March 31, 2011, we earned revenues in the amount of $1,590,000, which consisted of the initial license fees and milestone payments in connection with our various development and license agreements.  We do not expect to generate significant revenues for several years, during which time we will engage in significant research and development efforts.

We have incurred losses each year since inception and have an accumulated deficit of $57,797,100 at March 31, 2011.  We expect to continue to incur losses as a result of expenditures on research, product development and administrative activities.

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

The principal executive officer and principal financial officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2011.  Based on this evaluation, they have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, or SEC, rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

(b)           Changes in internal controls.

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the nine month period ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We are a development stage biotechnology company with a limited operating history and limited assets and capital. We have incurred losses each year since inception and had an accumulated deficit of $57,797,100 at March 31, 2011. We have generated minimal revenues by licensing our technology for certain crops to companies willing to share in our development costs. In addition, our technology may not be ready for commercialization for several years. We expect to continue to incur losses for the next several years because we anticipate that our expenditures on research and development and administrative activities will significantly exceed our revenues during that period. We cannot predict when, if ever, we will become profitable.

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

We believe that at the projected rate of spending we should have sufficient cash to maintain our present operations through December 31, 2011.

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

As of March 31, 2011, we had a cash balance of $4,860,893 and working capital of $2,953,863.  Using our available reserves as of March 31, 2011, and the net proceeds from the ATM facility, we believe that we can operate according to our current business plan through December 31, 2011.  To date, we have generated minimal revenues and anticipate that our operating costs will exceed any revenues generated over the next several years.  Therefore, we will be required to raise additional capital in the future in order to operate in accordance with our current business plan, and this funding may not be available on favorable terms, if at all.  If we are unable to raise additional funds, we will need to do one or more of the following:

•	delay, scale back or eliminate some or all of our research and development programs;
•	provide a license to third parties to develop and commercialize our technology that we would otherwise seek to develop and commercialize ourselves;
•	seek strategic alliances or business combinations;
•	attempt to sell our company;
•	cease operations; or
•	declare bankruptcy.

In addition, in connection with any funding, if we need to issue more equity securities than our certificate of incorporation currently authorizes, or more than 20% of the shares of our common stock outstanding, we may need stockholder approval.  If stockholder approval is not obtained or if adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets.  Investors may experience dilution in their investment from future offerings of our common stock.  For example, if we raise additional capital by issuing equity securities, such an issuance would reduce the percentage ownership of existing stockholders.  In addition, assuming the exercise of all options and warrants outstanding and the conversion of the preferred stock into common stock, as of March 31, 2011, we had 52,337,551 shares of common stock authorized but unissued and unreserved, which may be issued from time to time by our board of directors.  Furthermore, we may need to issue securities that have rights, preferences and privileges senior to our common stock.  Failure to obtain financing on acceptable terms would have a material adverse effect on our liquidity.

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

As of March 31, 2011, we have been issued twenty-two (22) patents by the PTO and seventy-seven (77) patents from foreign countries.  We have also filed numerous patent applications for our technology in the United States and in several foreign countries, which technology is vital to our primary business, as well as several continuations in part on these patent applications.  Our success depends in part upon the grant of patents from our pending patent applications.

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

Our success depends upon know-how, unpatentable trade secrets, and the skills, knowledge and experience of our scientific and technical personnel.  As a result, all employees agreed to a confidentiality provision in their employment agreement that prohibited the disclosure of confidential information to anyone outside of our company, during the term of employment and for five (5) years thereafter.  The employment agreements have since been terminated, but the period of confidentiality is still in effect.  We also require all employees to disclose and assign to us the rights to their ideas, developments, discoveries and inventions.  We also attempt to enter into similar agreements with our consultants, advisors and research collaborators.  We cannot assure you that adequate protection for our trade secrets, know-how or other proprietary information against unauthorized use or disclosure will be available.

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

Certain provisions of our certificate of incorporation and by-laws could make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to stockholders.  Our certificate of incorporation authorizes our board of directors to issue, without stockholder approval, except as may be required by the rules of the NYSE Amex, 5,000,000 shares of preferred stock with voting, conversion and other rights and preferences that could adversely affect the voting power or other rights of the holders of our common stock.

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

Risks Related to Our Common Stock

We currently meet the NYSE Amex continued listing standards.  However, if our common stock is delisted from the NYSE Amex, we may not be able to list on any other stock exchange, and our common stock may be subject to the “penny stock” regulations which may affect the ability of our stockholders to sell their shares.

The NYSE Amex requires us to meet minimum financial requirements in order to maintain our listing.  Although we have met the $6,000,000 minimum net worth continued listing requirement of the NYSE Amex and have received notice from the NYSE that we are back in compliance with their continued listing requirement, we previously did not meet the $6,000,000 minimum net worth continued listing requirement of the NYSE Amex and remain subject to periodic review by NYSE Staff. Failure to remain in compliance with the continued listing standards could result in our company being delisted from the NYSE Amex.  If we are delisted from the NYSE Amex, our common stock likely will become a “penny stock.”  In general, regulations of the SEC define a “penny stock” to be an equity security that is not listed on a national securities exchange and that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  If our common stock becomes a penny stock, additional sales practice requirements would be imposed on broker-dealers that sell such securities to persons other than certain qualified investors.  For transactions involving a penny stock, unless exempt, a broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale.  In addition, the rules on penny stocks require delivery, prior to and after any penny stock transaction, of disclosures required by the SEC.

If our stock is not accepted for listing on the NYSE Amex, we will make every possible effort to have it listed on the Over the Counter Bulletin Board, or the OTC Bulletin Board.  If our common stock were to be traded on the OTC Bulletin Board, the Securities Exchange Act of 1934, as amended, and related SEC rules would impose additional sales practice requirements on broker-dealers that sell our securities.  These rules may adversely affect the ability of stockholders to sell our common stock and otherwise negatively affect the liquidity, trading market and price of our common stock.

We believe that the listing of our common stock on a recognized national trading market, such as the NYSE Amex, is an important part of our business and strategy.  Such a listing helps our stockholders by providing a readily available trading market with current quotations.  Without that, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock would likely decline.  The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded it by other parties.  In that regard, the absence of a listing on a recognized national trading market will also affect our ability to benefit from the use of our operations and expansion plans, including for use in licensing agreements, joint ventures, the development of strategic relationships and acquisitions, which are critical to our business and strategy and none of which is currently the subject of any agreement, arrangement or understanding, with respect to any future financing or strategic relationship we may undertake.  A delisting from the NYSE Amex could result in negative publicity and could negatively impact our ability to raise capital in the future.

Our management and other affiliates have significant control of our common stock and could significantly influence our actions in a manner that conflicts with our interests and the interests of other stockholders.

As of March 31, 2011, our executive officers, directors and affiliated entities together beneficially own approximately 40.4% of the outstanding shares of our common stock, assuming the exercise of options and warrants which are currently exercisable or will become exercisable within 60 days of March 31, 2011, held by these stockholders.  As a result, these stockholders, acting together, will be able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders.  Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over then-current market prices.

A significant portion of our total outstanding shares of common stock may be sold in the market in the near future, which could cause the market price of our common stock to drop significantly.

As of March 31, 2011, we had 75,903,016 shares of our common stock issued and outstanding and 5,050 shares of convertible preferred stock outstanding which can convert into 16,833,333 shares of common stock.  Approximately 34,164,431 shares of such shares are registered pursuant to registration statements on Form S-3 and 58,571,918 of which are either eligible to be sold under SEC Rule 144 or are in the public float.  In addition, we have registered 35,890,007 shares of our common stock underlying warrants previously issued on Form S-3 registration statements and we registered 23,005,003 shares of our common stock underlying options granted or to be granted under our stock option plan.  Consequently, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, may have a material adverse effect on our stock price.

Our common stock has a limited trading market, which could limit your ability to resell your shares of common stock at or above your purchase price.

Our common stock is quoted on the NYSE Amex and currently has a limited trading market.  The NYSE Amex requires us to meet minimum financial requirements in order to maintain our listing.  Currently, we meet the continued listing requirements of the NYSE Amex.  However, if we do not continue to meet the continued listing standards, we could be delisted.  We cannot assure you that an active trading market will develop or, if developed, will be maintained.  As a result, our stockholders may find it difficult to dispose of shares of our common stock and, as a result, may suffer a loss of all or a substantial portion of their investment.

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

For example, during the quarter ended March 31, 2011, our common stock traded between $0.25 per share and $0.34 per share.

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

As of March 31, 2011, we have outstanding 5,050 shares of convertible preferred stock which may convert into 16,833,333 shares of our common stock and warrants to purchase 55,301,226 shares of our common stock.  In addition, as of March 31, 2011, we have reserved 25,991,603 shares of our common stock for issuance upon the exercise of options granted or available to be granted pursuant to our stock option plan, all of which may be granted in the future.  The conversion of the convertible preferred stock and the exercise of these options and warrants will result in dilution to our existing stockholders and could have a material adverse effect on our stock price. The conversion price of the convertible preferred stock and certain warrants are also subject to certain anti-dilution adjustments.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	[REMOVED AND RESERVED]

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibits.

Exhibit No.	Description
10.1	Master Services Agreement by and among Cato Research Ltd. and Senesco Technologies, Inc., dated October 12, 2007. (filed herewith)
10.2	Promissory Note by and among J.P. Morgan Clearing Corp. and Senesco Technologies, Inc., dated April 8, 2011. (filed herewith)
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350. (furnished herewith)
32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350. (furnished herewith)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENESCO TECHNOLOGIES, INC.

DATE: May 13, 2011	By:	/s/ Leslie J. Browne
Leslie J. Browne, Ph.D., President
and Chief Executive Officer (Principal Executive Officer)

DATE: May 13, 2011	By:	/s/ Joel Brooks
Joel Brooks, Chief Financial Officer,
Secretary and Treasurer (Principal Financial and Accounting Officer)