Form 10-K/A
period 2011-06-30
SENESCO TECHNOLOGIES INC
filed 2011-10-24
CIK 1035354

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act .Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Large accelerated filer  ☐      Accelerated filer ☐

Non-accelerated filer ☐ Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐    No ☒

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

Explanatory Note

We are filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) of Senesco Technologies, Inc. to amend our Annual Report on Form 10-K for the year ended June 30, 2011, filed on September 28, 2011 (the “Original Form 10-K”, and together with the Amendment, the “Form 10-K”), to include the information required by Part III of the Form 10-K as we no longer anticipate filing our proxy statement for the 2012 annual meeting, within 120 days of June 30, 2011.  With the exception of the inclusion of information required by Part III, no information contained in the Original Form 10-K has been changed.

- i -

- i -

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following is a list of our current directors and executive officers, as of October 15, 2011, together with their ages and business backgrounds:

Name	Age	Capacities in Which Served	In Current Position Since
Leslie J. Browne, Ph.D.	61	President and Chief Executive Officer, Director	May 2010
John E. Thompson, Ph.D.	70	Executive Vice President and Chief Scientific Officer, Director	July 2004
Joel P. Brooks	52	Chief Financial Officer, Treasurer and Secretary	December 2000
Richard Dondero	61	Vice President of Research and Development	July 2004
Harlan W. Waksal, M.D.	58	Chairman of the Board of Directors	June 2009
John. N. Braca (1) (2)	53	Director	October 2003
Christopher Forbes (3)	60	Director	January 1999
Warren J. Isabelle	59	Director	June 2009
Thomas C. Quick (3)	56	Director	February 1999
David Rector (1) (2)	64	Director	February 2002
Rudolf Stalder (2) (3)	70	Director	February 1999
Jack Van Hulst	72	Director	January 2007

(1)	Member of the Compensation Committee
(2)	Member of the Audit Committee
(3)	Member of the Nominating and Corporate Governance Committee

None of our current executive officers are related to any other executive officer or to any of our directors.  Our executive officers are elected annually by our board and serve until their successors are duly elected and qualified.

Leslie J. Browne, Ph.D. was appointed our President and Chief Executive Officer in May 2010 and has been our director since March 2011. Dr. Browne has over 30 years of experience in the pharmaceutical industry. Prior to joining Senesco in May 2010, he served from October 2008 to May 2010 as President and CEO, and is currently chair, of Phrixus Pharmaceuticals, Inc., a private biotech working on muscular dystrophy and heart failure.  He recently served from January 2007 to January 2009 as chair of the New Jersey Technology Council, where he continues as a member of the board.  He also served from April 2007 to January 2009 as an independent director of Genelabs Technologies, which was sold to GSK, and from September 2004 to May 2008 as President, CEO and Director of Pharmacopeia, a Nasdaq listed company, where he transformed the company from a discovery contract research organization to a clinical development stage biopharmaceutical company with multiple internal development programs. Prior to joining Pharmacopeia, Dr. Browne was the Chief Operating Officer at Iconix Pharmaceuticals, Inc., a privately-held chemogenomics company from October 2001 to July 2004.  Before Iconix, Dr. Browne held key positions at Berlex/Schering AG from 1990 to 2000, including Corporate Vice President, Berlex Laboratories, Inc. and President of Schering Berlin Venture Corporation. In 1979, Dr. Browne began his industrial career at Ciba-Geigy, now Novartis, where he invented fadrozole, for the treatment of breast cancer and was closely involved in the discoveries of Femara® and Diovan®, which became major products for Novartis. Dr. Browne received his Bachelor of Science degree in Chemistry in 1972 from the University of Strathclyde, Glasgow Scotland.  He received his Ph.D. in Organic Chemistry in 1978 from the University of Michigan and his postdoctoral training as a National Institutes of Health Postdoctoral Fellow at Harvard University from January 1978 to April 1979. Dr. Browne is an experienced executive with former CEO experience and senior executive level experience at large multinational, as well as development stage, life sciences companies.  He also has corporate governance experience through service on boards of other companies and organizations.  Dr. Browne’s educational background also provides him with the tools necessary to understand the science underlying our technology and how it relates to human health and agricultural applications.

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

Joel Brooks was appointed our Chief Financial Officer and Treasurer in December 2000. Mr. Brooks was appointed our Secretary in May 2010.  From September 1998 until November 2000, Mr. Brooks was the Chief Financial Officer of Blades Board and Skate, LLC, a retail establishment specializing in the action sports industry.  Mr. Brooks was Chief Financial Officer from 1997 until 1998 and Controller from 1994 until 1997 of Cable and Company Worldwide, Inc.  He also held the position of Controller at USA Detergents, Inc. from 1992 until 1994, and held various positions at several public accounting firms from 1983 through 1992.  Mr. Brooks is also a director and chairman of the audit committee of USA Technologies, Inc.  Mr. Brooks received his Bachelor of Science degree in Commerce with a major in Accounting from Rider University in February 1983.

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

Harlan W. Waksal, M.D. has been our chairman of the board of directors since June 2009 and a director since October 2008.  From July 2003 to present, Dr. Waksal has been the President and Sole Proprietor of Waksal Consulting L.L.C., which provides strategic business and clinical development counsel to biotechnology companies. Dr. Waksal co-founded the biotechnology company ImClone Systems Inc. in 1984.  From July 2011 to present, Dr. Waksal has served as the Executive Vice-President, Business and Scientific Affairs of Acasti Pharma, Inc., which is a subsidiary of Neptune Technologies & Bioresources, Inc.  From March 1987 through July 2003, Dr. Waksal had served in various senior roles for ImClone Systems Inc. as follows: March 1987 through April 1994 – President; April 1994 through May 2002 – Executive Vice President and Chief Operating Officer; May 2002 through July 2003 – President, Chief Executive Officer and Chief Operating Officer.  Dr. Waksal also served as a director of ImClone Systems Inc. from March 1987 through January 2005.  Dr. Waksal is currently a member of the Board of Trustees of Oberlin College.  Dr. Waksal received a Bachelor of Arts in Biology from Oberlin College and an M.D. from Tufts University School of Medicine. Dr. Waksal is knowledgeable in science, drug development, regulatory and clinical affairs.  In addition, he ran and operated a public biotechnology company and is familiar with the issues of corporate governance.

John N. Braca has been our director since October 2003.  Mr. Braca has also served as a director and board observer for other healthcare, technology and biotechnology companies over the course of his career. Since August 2010, Mr. Braca has been the executive director controller for Iroko Pharmaceuticals, a privately-held global pharmaceutical company based in Philadelphia.  From April 2006 through July 2010, Mr. Braca was the managing director of Fountainhead Venture Group, a healthcare information technology venture fund based in the Philadelphia area, and has been working with both investors and developing companies to establish exit and business development opportunities.  From May 2005 through March 2006, Mr. Braca was a consultant and advisor to GlaxoSmithKline management in their research operations.  From 1997 to April 2005, Mr. Braca was a general partner and director of business investments for S.R. One, Limited, or S.R. One, the venture capital subsidiary of GlaxoSmithKline.  In addition, from January 2000 to July 2003, Mr. Braca was a general partner of Euclid SR Partners Corporation, an independent venture capital partnership.  Prior to joining S.R. One, Mr. Braca held various finance and operating positions of increasing responsibility within several subsidiaries and business units of GlaxoSmithKline.  Mr. Braca is a licensed Certified Public Accountant in the state of Pennsylvania and is affiliated with the American Institute of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants.  Mr. Braca received a Bachelor of Science in Accounting from Villanova University and a Master of Business Administration in Marketing from Saint Joseph’s University.  Mr. Braca’s financial background, operating experience with both large pharmaceutical companies and developing biotechnology companies, provides the board with practical experience for issues facing the Company.  In addition, Mr. Braca also has a strong corporate governance background through his experience with other company boards.

Christopher Forbes has been our director since January 1999.  From September 2011 to present, Mr. Forbes has been the Vice Chairman of Forbes Media LLC and Forbes Family Holdings, and Vice President of Forbes Management Co. Inc.  From 1989 through September 2011, Mr. Forbes had been Vice Chairman of Forbes, Inc.  From 1981 to 1989, Mr. Forbes was Corporate Secretary at Forbes. Prior to 1981, he held the position of Vice President and Associate Publisher.  Mr. Forbes is the Chairman of the American Friends of the Louvre, and he also sits on the boards of The Friends of New Jersey State Museum and The New York Academy of Art.  He is also a member of the board of advisors of The Princeton University Art Museum. Mr. Forbes received a Bachelor of Arts degree in Art History from Princeton University in 1972.  In 1986, he was awarded the honorary degree of Doctor of Humane Letters by New Hampshire College and in 2003 was appointed a Chevalier of the Legion of Honor by the French Government.  Mr. Forbes’s knowledge regarding corporate operations as well as his business acumen, provide the board with experience in running a corporation and addressing the issues that face a growing company, such as ours.

Warren J. Isabelle has been our director since June 2009.  Mr. Isabelle is a founder and principal of Ironwood Investment Management L.L.C., located in Boston, MA.  Mr. Isabelle founded Ironwood Investment Management L.L.C in August 1997.  From 1983 until 1997, Mr. Isabelle was with Pioneer Management Corporation where he served most recently as Director of Research and Head of U.S. Equities.  Mr. Isabelle has also, since January 2004, served as a member of the Public Board and Vice-Chairman of the Investment Committee of the University of Massachusetts Foundation.  Mr. Isabelle is a Chartered Financial Analyst and member of the CFA institute and the American Chemical Society.  Mr. Isabelle received a Bachelor of Science degree in chemistry from Lowell Technological Institute, a Master of Science degree in Polymer Science and Engineering from the University of Massachusetts, and a MBA from the Wharton School, University of Pennsylvania.  Mr. Isabelle’s experience as an investment analyst and portfolio manager provides the Company with valuable insight into the biotechnology industry and the publicly-traded capital markets.

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

David Rector has been our director since February 2002.  Mr. Rector also serves as a director and member of the compensation and audit committee of the Dallas Gold and Silver Exchange (formerly Superior Galleries, Inc.)  Mr. Rector also serves on the board of directors of Sagebrush Gold, Ltd. and California Gold Corp.  Since 1985, Mr. Rector has been the Principal of The David Stephen Group, which provides enterprise consulting services to emerging and developing companies in a variety of industries.  Since May 2011 through present, Mr. Rector has served as the President of Sagebrush Gold, Ltd.  From October 2009 through August 2011, Mr. Rector had served as President and CEO of Li3 Energy, Inc.  From July 2009 through May 2011, Mr. Rector had served as President and CEO of Nevada Gold Holdings, Inc.  From September 2008 through November 2010, Mr. Rector served as President and CEO Universal Gold Mining Corp.  Since October 2007 through present, Mr. Rector has served as President and CEO of Standard Drilling, Inc. From May 2004 through December 2006, Mr. Rector had served in senior management positions with Nanoscience Technologies, Inc., a development stage company engaged in the development of DNA Nanotechnology.  From 1983 until 1985, Mr. Rector served as President and General Manager of Sunset Designs, Inc., a domestic and international manufacturer and marketer of consumer product craft kits, and a wholly-owned subsidiary of Reckitt & Coleman N.A.  From 1980 until 1983, Mr. Rector served as the Director of Marketing of Sunset Designs.  From 1971 until 1980, Mr. Rector served in progressive roles in the financial and product marketing departments of Crown Zellerbach Corporation, a multi-billion dollar pulp and paper industry corporation.  Mr. Rector received a Bachelor of Science degree in Business/Finance from Murray State University in 1969.  As a result of these professional and other experiences, Mr. Rector has a deep business understanding of developing companies. Mr. Rector also brings corporate governance experience through his service on other company boards.

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

Jack Van Hulst has been our director since January 2007. Mr. Van Hulst was appointed as our President and Chief Executive Officer effective November 16, 2009.  Mr. Van Hulst was further appointed as our Secretary effective February 1, 2010.  Mr. Van Hulst resigned as our President and Chief Executive Officer and Secretary effective May 25, 2010.  Since June 2010, Mr. Van Hulst has been the operating partner of SK Capital Partners.  Mr. Van Hulst also serves as a director and member of the compensation and audit committees of HiTech Pharmacal, Inc.  He has more than 42 years of international experience in the pharmaceutical industry. He began his career in 1968 at Organon, which was subsequently acquired by AKZO, N.V., the multinational human and animal healthcare company, where he was based in Europe and the US and responsible for establishing AKZO’s position in the US in the manufacturing and sales and marketing of fine chemicals. Mr. Van Hulst later became President of AKZO’s US Pharmaceutical Generic Drug Business and was responsible for establishing AKZO in the US generic drug industry. From 1989 to 1999, Mr. Van Hulst successively owned and led two generic pharmaceutical companies, improving their operations and then selling them to a private equity group and a pharmaceutical company. From 1999 to 2005, he was Executive Vice President at Puerto Rico-based MOVA Pharmaceutical Corporation, a contract manufacturer to the pharmaceutical industry that recently merged with Canadian-based Patheon.  Mr. Van Hulst also serves as Chairman of the Board of The International Center in New York, a non-profit organization.  Mr. Van Hulst received a Masters degree in law from the University in Utrecht, Netherlands in 1968. Mr. Van Hulst possesses management experience as a result of his prior positions. Mr. Van Hulst spent years holding a number of management roles at other pharmaceutical companies and this experience assists the Company in working though the similar issues that it may face in its own operations.

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

Audit Committee

 Our Audit Committee was established in July 1999.  On March 11, 2011, our board adopted an Amended and Restated Audit Committee Charter.  The primary responsibilities of our Audit Committee include:

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

Our Audit Committee is currently comprised of John N. Braca, David Rector and Rudolf Stalder.  Mr. Braca currently serves as the chairman of the Audit Committee.  The NYSE Amex currently requires an Audit Committee comprised solely of independent directors.  Messrs. Braca, Rector and Stalder are “independent” members of our board as defined in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 803 of the NYSE Amex Company Guide.  In addition, our board of directors has determined that Mr. Braca satisfies the definition of an audit committee “financial expert” as set forth in Item 407(d) (5) of Regulation S-K promulgated by the SEC.  Our Audit Committee held five (5) meetings during Fiscal 2011.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis explains the principles underlying our compensation policies and decisions and the principal elements of compensation paid to our executive officers during Fiscal 2011 and as anticipated for Fiscal 2012.  Our Chief Executive Officer, Chief Financial Officer and all of our other executive officers included in the Summary Compensation Table will be referred to as the “named executive officers” for purposes of this discussion.

Compensation Objectives and Philosophy

The Compensation Committee, also referred to herein as the Committee, of the board is responsible for the following:

•	annually reviewing and approving, or recommending for approval by our board, the corporate goals and objectives relevant to executive officer compensation;

•	reviewing and approving, or recommending for approval by our board, the salaries and incentive compensation of our executive officers;

•	preparing the Compensation Committee report, including the Compensation Discussion and Analysis;

•	administering our 2008 Incentive Compensation Plan, or similar stock plan adopted by our stockholders; and

•	reviewing and making recommendations to our board with respect to director compensation.

As part of this process, the Committee seeks to accomplish the following objectives with respect to our executive compensation programs:

•	to motivate, recruit and retain executives capable of meeting our strategic objectives;

•	to provide incentives to ensure superior executive performance and successful financial results for us; and

•	to align the interests of executives with the long-term interests of our stockholders.

The Committee seeks to achieve these objectives by:

•	linking a substantial portion of compensation to our achievement of long-term and short-term financial objectives and the individual’s contribution to the attainment of those objectives;

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

Setting Executive Compensation

For Fiscal 2011, the Committee’s objective was to target each component of compensation listed below to be competitive with comparable positions at peer group companies, and to target the total annual compensation of each named executive officer at the appropriate level for comparable positions at the competitive peer group companies.

During the compensation review process for Fiscal 2011, the Committee engaged, J. Richard and Co., also referred to herein as J. Richard, a nationally recognized compensation consulting firm, as its compensation consultant, on an as needed basis regarding its proposed programs and approaches to compensation during Fiscal 2011, for which J. Richard was compensated.  Other than as described above, J. Richard did not provide any additional services to the Committee or Senesco for Fiscal 2011, and compensation to J. Richard for services rendered in Fiscal 2011 was less than $120,000.  In addition, the Committee consulted with J. Richard in connection with its plans for Fiscal 2012.

The Committee elected to identify various companies in the biotech sector it felt were somewhat close in scope of operation to Senesco.  It became evident, as in prior years, that due to the key banner points listed above (the breadth of operations in general, executive officers scope of duties and responsibilities, position in the life cycle, financial responsibilities, capitalization and size of management staff) it is very difficult to identify such public entities for comparative purposes.  For Fiscal 2011, the companies we elected to evaluate were as follows:   Adolor Corporation (ADLR); MDRNA Inc. (MRNA); Anesiva Inc. (ANSV); Santarus Inc. (SNTS); Sequenom, Inc.(SQNM); Cubist (CBST); Lexicon (LXRX); and Targacept, Inc. (TRGT).   For Fiscal 2012, the companies we elected to evaluate were as follows:  Access Pharma (ACCP.OB); Adventrx (ANX); Poniard (PARD); Cortex (CORX.OB); Callisto (CLSP.OB); RXi Pharmaceuticals (RXII); Titan Pharma (TTNP.OB); Oxigene (OXGN); Entremed (ENMD); and Silence Therapuetics (SLNCF).  In selecting companies to survey for such compensation purposes, the Committee considered many factors not directly associated with the stock price performance of those companies, such as geographic location, development stage, organizational structure and market capitalization.  For this reason, there is not a meaningful correlation between the companies included within the peer group identified for comparative compensation purposes and the companies included within the RDG Micro Biotechnology Index.

In determining the compensation of each named executive officer, the Committee also considers a number of other factors, including our recent performance and the named executive officer’s individual performance, the Chief Executive Officer’s recommendations and the importance of the executive’s position and role in relation to execution of our strategic plan.  There is no pre-established policy for allocation of compensation between cash and non-cash components or between short-term and long-term components.  Instead, the Committee determines the mix of compensation for each named executive officer based on its review of the competitive data, its subjective analysis of that individual’s performance and contribution to our financial performance, the financial strength and outlook of Senesco and, most of all, what is considered fair and reasonable based on the scope of operations and responsibilities of the officer.  For the Chief Executive Officer, for Fiscal 2011, the Committee set his performance targets and compensation levels based upon the input from the Committee’s analysis and from the Chief Executive Officer. For other named executive officers, the Committee sets performance targets and compensation levels after taking into consideration recommendations from the Chief Executive Officer.

Components of Compensation

For Fiscal 2011, our executive compensation program included the following components:

•	base salary;

•	annual short-term equity incentives; and

•	a continuation of the long-term equity incentive program.

Currently, for Fiscal 2012, our executive compensation program includes the following components:

•	base salary;

•	annual short-term equity incentives; and

•	a continuation of the long-term equity incentive program.

The Committee seeks to align the named executive officers’ and stockholders’ interests in a pay for performance environment.  The Committee also reviews the compensation metrics of the CEO versus the other named executive officers. Although certain percentages and allocations may differ, the overall cash and equity compensation package of the CEO is not materially greater than the overall cash and equity compensation package of each other named executive officer.  On average, a large portion of an executive officer's total compensation is at risk, with the amount actually paid tied to achievement of pre-established objectives and individual goals.

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

When compared to comparable positions at the competitive peer group companies, it is the Committee’s objective to target the base compensation level of executive officers below the 50th percentile because of our current financial position.  Historically, the compensation level for our executive officers has been below the 25th percentile of competitive peer group companies. However, in determining the compensation of each executive officer, the Committee also considers a number of other factors, including recent Senesco and individual performance, the officer’s position and responsibilities and the CEO’s recommendations (with respect to officers other than the CEO).

Base Salary for Fiscal 2011 – For Fiscal 2011, after review of the factors discussed above, the following named executive officers’ salaries were increased as follows:
		2011	2010	%
Name	Title	Salary	Salary	Increase

Joel P. Brooks	Chief Financial Officer, Secretary and Treasurer	$164,800	$160,000	3.0%

Richard Dondero	Vice-President of Research and Development	$147,300	$143,000	3.0%

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

Base Salary for Fiscal 2012 – For Fiscal 2012, after a review of the factors discussed above, the following named executive officer’s salaries were increased as follows.

		2012		2011		%
Name	Title	Salary		Salary		Increase
Leslie J. Browne, Ph.D.	President and Chief Executive Officer	$262,500		$250,000		5.0%

John E. Thompson, Ph.D.	Executive Vice-President and Chief Scientific Officer	$67,500	(1)	$65,000	(1)	3.8%

Joel P. Brooks	Chief Financial Officer, Secretary and Treasurer	$170,000		$164,800		3.0%

Richard Dondero	Vice-President of Research and Development	$153,200		$147,300		4.0%

(1)      Represents consulting fees paid under a consulting agreement.

Annual Bonuses for Fiscal 2011– There were no bonuses granted for Fiscal 2011.

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

Annual Bonuses for Fiscal 2012– Bonuses will be determined at the discretion of the board after the end of the fiscal year based upon the recommendation of the Committee.

Short Term Incentive Equity Awards

In General – A portion of each named executive officer’s compensation is provided in the form of short-term equity awards.  It is the Committee’s belief that properly structured equity awards are an effective method of aligning the short-term interests of our named executive officers with those of our stockholders.

Short-term equity awards were made in the form of incentive stock options, also referred to herein as ISO’s, for tax purposes. The Committee has followed a grant practice of tying equity awards to its annual year-end review of individual performance, its assessment of our performance and our operational results.

Short-Term Incentive Plan for Fiscal 2011 – The Committee, in coordination with our Chief Executive Officer, established our short-term goals and objectives for Fiscal 2011, which included the following:

•	Contributions relating to the development of our SNS01-T assets:

o	Submit IND for Phase I/II clinical trial;
o	Initiate Phase I/II clinical trial;
o	Plan Phase II clinical trial;
o	Develop SNS01-T development plan to NDA submission;

•	Contributions relating to finance objectives:

o	Maintain sufficient capital resources;
o	Maintain NYSE Amex compliance;
o	Increase shareholder communications and enhance investor relations;

•	Contributions relating to corporate development:

o	Update corporate strategy; and
o	Re-align our structure to best implement corporate strategies.

The foregoing goals and objectives were weighted as follows: 50% for contributions relating to the development of our SNS01-T assets; 25% to contributions relating to finance objectives; and 25% to contributions relating to corporate development.  The option awards for each of the foregoing goals and objectives were equally allotted to the following named executive officers – Dr. Browne and Messrs. Brooks and Dondero – at one-third each.

The Committee, working with our Chief Executive Officer, identified additional individual performance goals and objectives for Fiscal 2011 for Messrs. Brooks and Dondero, which primarily included broadening their knowledge base and leadership profile within the scientific and business community of our peers, competitors, clients and customers.

In October 2010, the Committee determined to award the following options to purchase shares of our common stock, par value $0.01, to the following named executive officers in connection with the short-term goals and objectives for Fiscal 2011:

Leslie J. Browne, Ph.D.	725,000
Joel Brooks	425,000
Richard Dondero	425,000
John E. Thompson, Ph.D.	425,000

Such options were granted on November 17, 2010, which was two days after the filing of our quarterly report on Form 10-Q for the period ended September 30, 2010, and have an exercise price of $0.26, which is equal to the closing price of the common stock on the date of grant.  Twenty-five percent (25%) of such options will vest on the first anniversary of the date of grant with the balance vesting at a rate of 1/36 for each month thereafter, unless the Committee has determined that the performance metrics have not been met.

Upon conclusion of Fiscal 2011, the Committee, working with our Chief Executive Officer, evaluated our performance and the performance of our named executive officers against the previously established goals and objectives for Fiscal 2011.  Based on such review, the Committee determined that 80% of the Fiscal 2011 goals and objectives were met and 20% of such goals and objectives were not met.  The performance level for Fiscal 2011 was considered in connection with the Fiscal 2012 Short-Term Incentive Plan, and the Fiscal 2012 short-term incentive equity awards allocated to each of our named executive officers (as described below) were reduced by 20% of the Fiscal 2011 short-term incentive equity awards granted to each such named executive officer to reflect the unmet goals and objectives for Fiscal 2011.

Short-Term Incentive Plan for Fiscal 2012 – The Committee, in coordination with our Chief Executive Officer, established our short-term goals and objectives for Fiscal 2012, which include the following:

•	Contributions relating to the development of our SNS01-T assets:

o	Demonstrate the pre-clinical effects of SNS01-T in combination with certain approved therapeutic products;
o	Develop an improved SNS01-T formulation;
o	Complete treatment under the Phase 1b/2a clinical study for SNS01-T in multiple myeloma; and
o	Plan a clinical study for SNS01-T in B cell cancers in addition to multiple myeloma;

•	Contributions relating to finance objectives:

o	Maintain sufficient working capital and plan and execute financing activities; and
o	Regain and maintain NYSE Amex compliance;

•	Contributions relating to corporate development:

o	Expand product portfolio; and
o	Investigate partnering opportunities.

The foregoing goals and objectives were weighted as follows: 50% for contributions relating to the development of our SNS01-T assets; 25% to contributions relating to finance objectives; and 25% to contributions relating to corporate development.  The option awards for each of the foregoing goals and objectives were allotted to the following named executive officers as follows – Dr. Browne: 35%, Mr. Brooks: 20%, Mr. Dondero: 20%, and Dr. Thompson: 20%.  Five percent of the option awards allotted for completion of Fiscal 2012 goals and objectives would be allocated at the Committee’s discretion for outstanding performance to assist Senesco in reaching such goals.

The Committee, working with our Chief Executive Officer, identified additional individual performance goals and objectives for Fiscal 2012 for Messrs. Brooks and Dondero.  Mr. Brooks’s goals and objectives primarily include raising capital through financings, regaining and maintaining NYSE Amex compliance and increasing Senesco’s trading volume.  Mr. Dondero’s goals and objectives primarily include management of Senesco’s clinical trials, initiation of new clinical trials for our SNS01-T assets and expanding our product portfolio.  Dr. Thompson’s goals primarily include demonstrating the pre-clinical effects of SNS01-T in combination with certain approved therapeutic products and developing an improved SNS01-T formulation.

In September 2011, the Committee determined to award the following options to purchase shares of our common stock, par value $0.01, to the following named executive officers in connection with the short-term goals and objectives for Fiscal 2012:

Leslie J. Browne, Ph.D.	819,000
Joel Brooks	468,000
Richard Dondero	468,000
John E. Thompson, Ph.D.	468,000

Such options were granted on September 30, 2011, which was two days after the filing of our annual report on Form 10-K for the year ended June 30, 2011, and have an exercise price of $0.23, which is equal to the closing price of the common stock on the date of grant.  Twenty-five percent (25%) of such options will vest on the first anniversary of the date of grant with the balance vesting at a rate of 1/36 for each month thereafter, unless the Committee has determined that the performance metrics have not been met.

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

Beginning with the LTIP for Fiscal 2008, equity awards have been made in the form of restricted stock units, also referred to herein as RSU’s; however, each executive officer could elect to receive an equity award in the form of stock options.  Beginning with Fiscal 2010, equity awards have been made in the form of stock options. Under the LTIP, equity awards are based upon of the completion of certain event milestones (“LTIP Event Milestones”) to be achieved over a period of 3 years as discussed below.  Accordingly, any equity awards to the named executive officers under the LTIP were made promptly after the completion of each LTIP Event Milestone based on the level of achievement of the milestones.  The Committee has established LTIP grant guidelines for eligible named executive officers based on competitive annual grant data provided by management’s compensation consultant and by J. Richard, the Committee’s compensation consultant.

Long-Term Incentive Plan – For the Fiscal 2008 LTIP period beginning on December 13, 2007 (the “LTIP Effective Date”) and ending on the earlier of (i) the completion of the Third LTIP Event Milestone or (ii) three (3) years from the LTIP Effective Date, LTIP equity grants were to be made to our named executive officers in the form of RSU’s and ISO’s, based on achievement of the LTIP Event Milestones.  Each RSU entitled the recipient to receive one share of our common stock upon vesting or upon a designated date or event following such vesting.   Each named executive had the option of receiving their RSU grant in the form of RSU’s or ISO’s.  If a named executive chose to receive ISO’s in lieu of RSU’s, then such named executive was granted twice as many ISO’s, due to the exercise price of such ISO’s.

The total RSU’s and ISOs in the LTIP pool awarded to our named executive officers was 775,000 shares, which consisted of 225,000 RSU’s and 550,000 ISO’s, representing 3.9% of the outstanding shares as of July 1, 2009.

The LTIP Event Milestones to be achieved, the weighting allocated to each milestone, amount and percentage of the RSU’s and ISOs to be awarded, as adjusted for forfeitures to all the named executive officers as a whole for the completion of each of the three LTIP Event Milestones were as follows:

LTIP Event Milestone	Percentage of LTIP RSU and ISO Award Pool	Total Amount of RSUs and ISO’s Awarded As a Whole to All Named Executive Officers
First LTIP Event Milestone. The Execution of a Research Agreement to Conduct Phase I/II Trials at a Research Facility	20%	120,000
Second LTIP Event Milestone. The Filing and Acceptance by the U.S. FDA of an investigation new drug application, or IND, by the date set by the Committee	20%	120,000
Third LTIP Event Milestone. The Successful Completion of Phase I/II Trials Approved by the FDA by the date set by the Committee	60%	360,000

The LTIP awards for each named executive officer upon the completion of each individual LTIP Event Milestone were to be as follows:

Name	Title	Percentage of Total RSU’s Awarded Upon Completion of a LTIP Event Milestone	Number of RSU’s Awarded upon Completion of First LTIP Event Milestone	Number of RSU’s Awarded upon Completion of Second LTIP Event Milestone	Number of RSU’s Awarded upon Completion of Third LTIP Event Milestone
Joel P. Brooks(1)	Chief Financial Officer, Treasurer and Secretary	10%	10,000	10,000	30,000
John E. Thompson(2)	Executive Vice-President and Chief Scientific Officer	25%	50,000	50,000	150,000
Richard Dondero(2)	Vice-President of Research and Development	30%	60,000	60,000	180,000
Bruce C. Galton(1) (3)	Former President and Chief Executive Officer	25%	25,000	25,000	75,000
Sascha P. Fedyszyn(1)(4)	Former Vice-President of Corporate Development and Secretary	10%	10,000	10,000	30,000

(1)	Represents RSU’s.

(2)	Represents ISO’s.

(3)	Mr. Galton resigned from Senesco on November 16, 2009 and, thus his awards set forth above, which were unvested at the time of his resignation, were forfeited.

(4)	Mr. Fedyszyn resigned from Senesco on February 1, 2010 and, thus his awards set forth above, which were unvested at the time of his resignation, were forfeited.

The Committee reviewed the LTIP Event Milestones and determined that the First LTIP Event Milestone had been met and the RSU’s and ISOs related to such event were granted to Messrs. Brooks and Dondero and Dr. Thompson on November 17, 2010, which was two trading days after the filing of our quarterly report on Form 10-Q for the period ended September 30, 2010.  Each such option grant had an exercise price of $0.99 per share, the closing selling price of our stock on the grant date. The Committee also determined that none of the remaining LTIP Event Milestones have been met and the RSU’s and Options related to such events expired on December 13, 2010.

Market Timing of Equity Awards

The Compensation Committee does not engage in any market timing of the equity awards made to the executive officers or other award recipients, and accordingly, there is no established practice of timing our awards in advance of the release of favorable financial results or adjusting the award date in connection with the release of unfavorable financial developments affecting our business.   In general, we will attempt, when possible, to make equity awards to our executive officers and directors promptly after the release of our financial results.  For example, the September 2011 awards were granted on September 30, 2011, which was two trading days after the filing of our annual report on Form 10-K for the year ended June 30, 2011.

Clawback Policy

We are reviewing our current “clawback” policy which provides for recoupment of incentive compensation in certain circumstances in connection with the enactment of recent regulations in that regard and are awaiting final SEC rules and regulations in order to revise our “clawback” policy in compliance with such rules and regulations.
Analysis of Risk Associated with our Compensation Plans

In making decisions regarding compensation program design and pay levels, our Compensation Committee and senior management, working with our Audit Committee, consider many factors, including any potential risks to Senesco and our stockholders.  Although a significant portion of our executives’ compensation is performance-based and “at-risk,” we believe our compensation plans are appropriately structured and are not reasonably likely to have a material adverse effect on us.
Executive Benefits and Perquisites

In General – The named executive officers are also provided with certain market competitive benefits.  They are currently not provided with any perquisites.  It is the Committee’s belief that such benefits are necessary for us to remain competitive and to attract and retain top caliber executive officers, since such benefits are typically provided by companies in the biotechnology industry and with other companies with which we compete for executive talent.

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

Executive Compensation Agreements

We had previously entered into employment agreements with our executive officers.  During Fiscal 2009, the Committee determined that we could in no manner financially support the terms of the various employment agreements in effect.  The Committee issued a notice of non-renewal to all named executive officers in effect not renewing the employment agreements moving forward following the various upcoming anniversary dates of each agreement.  As such, Mr. Brooks’s employment agreement expired on June 30, 2010, and Mr. Dondero’s employment agreement expired on July 19, 2010. Each of the named executive officers have, following the expiration of their employment agreements, continued as employees on an “at will basis”, meaning that either we or the employees may discontinue their employment with or without notice or cause.  The employees’ respective salaries, duties and titles may be adjusted as determined by the Committee.  In May 2010, we entered into an employment agreement with Dr. Browne in connection with his appointment as our chief executive officer. Such agreement was entered into with Dr. Browne as part of an inducement to join Senesco and become our President and CEO in May 2010.  The terms of the agreement with Dr. Browne provided for six months of severance at his base salary in effect at such time, in the event that Dr. Browne was terminated without cause within the first year of his employment, which would have amounted to $125,000.  He would also have been provided with a continuation of his medical benefits for a period of six months from the date of his termination.  Such agreement has expired.

IRC Section 162(m) compliance

As a result of Section 162(m) of the Internal Revenue Code, publicly-traded companies such as us are not allowed a federal income tax deduction for compensation, paid to the Chief Executive Officer and the three other highest paid executive officers, to the extent that such compensation exceeds $1 million per officer in any one year and does not otherwise qualify as performance-based compensation. Currently, our stock option compensation packages are structured so that compensation deemed paid to an executive officer in connection with the exercise of a stock option should qualify as performance-based compensation that is not subject to the $1 million limitation. However, other awards, like RSU’s, made under our stock incentive plans may or may not so qualify. In establishing the cash and equity incentive compensation programs for the executive officers, it is the Committee’s view that the potential deductibility of the compensation payable under those programs should be only one of a number of relevant factors taken into consideration, and not the sole governing factor. For that reason the Committee may deem it appropriate to continue to provide one or more executive officers with the opportunity to earn incentive compensation, including cash bonus programs tied to our financial performance and RSU awards, which may be in excess of the amount deductible by reason of Section 162(m) or other provisions of the Internal Revenue Code. It is the Committee’s belief that cash and equity incentive compensation must be maintained at the requisite level to attract and retain the executive officers essential to our financial success, even if part of that compensation may not be deductible by reason of the Section 162(m) limitation.  For Fiscal 2011, none of our executive officer’s compensation reached the $1 million limitation.  The Committee will continue to evaluate such $1 million limitation in Fiscal 2012.

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed the Compensation, Discussion and Analysis with management, and based on this review and these discussions, the Compensation Committee recommended to the board that the Compensation, Discussion and Analysis be included in Senesco’s Annual Report on Form 10-K/A.

This report is submitted on behalf of the
Compensation Committee
David Rector, Chairman
John N. Braca

Other Compensation
Summary Compensation Table

The following table sets forth information concerning compensation for services rendered in all capacities during the fiscal years ended June 30, 2011, June 30, 2010 and June 30, 2009 awarded to, earned by or paid to: (i) our Chief Executive Officer; (ii) our Chief Financial Officer; and (iii) each of our two other executive officers whose total compensation for Fiscal 2011 was in excess of $100,000, collectively referred to herein as the named executive officers.  No other executive officers who would have otherwise been includable in such table on the basis of total compensation for Fiscal 2011 have been excluded by reason of their termination of employment or change in executive status during that year.

Name and Principal Position	Year (1)	Salary ($)(2)	Bonus ($)(3)	Stock Awards ($) (4)	Option Awards ($) (5)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Leslie J. Browne, Ph.D. (6)	2011	$250,468	-	-	$154,425	-	-		$404,893
(President and Chief	2010	$27,885	-	-	$440,000	-	-	-	$467,885
Executive Officer)	2009	-	-	-	-	-	-	-	-
Joel Brooks	2011	$165,976	-	$2,600	$90,525	-	-	-	$259,101
(Chief Financial Officer ,	2010	$163,306	$15,000	-	$66,000	-	-	-	$244,306
Secretary and Treasurer)	2009	$161,986	-	$16,800	-	-	-	-	$178,786
Richard Dondero	2011	$148,827	-	-	$90,525	-	-	-	$239,352
(Vice-President of	2010	$146,677	$15,000	-	$66,000	-	-	-	$227,677
Research)	2009	$145,507	-	-	$34,960	-	-	-	$180,467
John E. Thompson Ph.D.	2011	$65,000	-	-	$90,525	-	-	-	$155,525
(Executive Vice-President	2010	$65,000	-	-	-	-	-	-	$65,000
and Chief Scientific	2009	$65,000	-	-	$22,080	-	-	-	$87,080
Officer)

(1)	Senesco’s fiscal year ends on June 30.

(2)	Such amount represents actual salary paid, including such amounts deferred in connection with our 401K plan.

(3)	The bonus earned for the fiscal year ended June 30, 2010 was declared and paid in October 2010. There were no bonuses earned or paid during the fiscal years ended June 30, 2011 and 2009.

(4)    The amounts shown are the grant date fair value of RSU’s awarded to each named executive officer in each year. The fair values of the RSU’s awarded were calculated based on the fair market value of the underlying shares of common stock on the respective grant dates in accordance with FASB ASC Topic 718 and were not adjusted to take into account any estimated forfeitures. In accordance with the recently adopted SEC rules, the amounts previously reported in the “Stock Awards” column for 2009 have been revised to reflect the grant date fair values of the awards granted in such year, as determined in accordance with FASB ASC Topic 718, excluding the effect of forfeitures.

 (5)  The amounts shown are the grant date fair value of stock options granted to each named executive officer, in accordance with FASB ASC Topic 718 pursuant to the Black Scholes pricing model.  For a discussion of valuation assumptions used in the calculations, see Notes 2 and 11 of Notes to Consolidated Financial Statements included in Part II, Item 8 of our 2011 Form 10-K.  The grant date fair values used to calculate such compensation costs were not adjusted to take into account any estimated forfeitures.  In accordance with the recently adopted SEC rules, the amounts previously reported in the “Option Awards” column for 2009 have been revised to reflect the grant date fair values of the awards granted in such years, as determined in accordance with FASB ASC Topic 718, excluding the effect of forfeitures.

(6) Dr. Browne was appointed President and Chief Executive Officer on May 25, 2010.

Grants of Plan-Based Awards

The following Grants of Plan Based Awards table provides additional information about stock and option awards and equity incentive plan awards granted to our named executive officers during the fiscal year ended June 30, 2011.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Under- lying	Exercise or Base Price of Option	Grant Date Fair Value of Equity
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	or Units (#)	Options (#)	Awards ($/Sh)	Awards ($)(1)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)
Leslie J. Browne, Ph.D.	11/17/2010	-	-	-	-	-	-	-	725,000	$0.26	$154,425

John E. Thompson, Ph.D.	11/17/2010	-	-	-	-	-	-	-	425,000	$0.26	$90,525

Joel P. Brooks	11/17/2010	-	-	-	-	-	-	-	425,000	$0.26	$90,525

Richard Dondero	11/17/2010	-	-	-	-	-	-	-	425,000	$0.26	$90,525

(1) The amounts shown are the grant date fair value of stock options granted to each named executive officer, in accordance with FASB ASC Topic 718 pursuant to the Black Scholes pricing model.  For a discussion of valuation assumptions used in the calculations, see Notes 2 and 11 of Notes to Consolidated Financial Statements included in Part II, Item 8 of our 2011 Form 10-K.  The grant date fair values used to calculate such compensation costs were not adjusted to take into account any estimated forfeitures.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the equity awards we have made to our named executive officers which are outstanding as of June 30, 2011.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexer- cisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)		(c)	(d)		(e)	(f)	(g)	(h)	(i)	(j)
Leslie J. Browne,	-		-	725,000	(1)	$0.26	11/17/2020	-	-	-	-
Ph.D.	270,833		-	729,167	(2)	$0.55	5/25/2020	-	-	-	-

Joel P. Brooks	-		-	425,000	(1)	$0.26	11/17/2020	-	-	-	-
	180,000	(3)	-	120,000	(3)	$0.29	2/19/2020	-	-	-	-
	25,000	(4)	-	-		$2.25	12/01/2010	-	-	-	-
	15,000	(4)	-	-		$2.15	11/01/2011	-	-	-	-
	12,500	(4)	-	-		$1.65	10/09/2012	-	-	-	-
	20,000	(4)	-	-		$2.16	06/19/2013	-	-	-	-
	15,000	(4)	-	-		$3.15	12/16/2013	-	-	-	-
	20,000	(4)	-	-		$3.45	12/16/2014	-	-	-	-
	25,000	(4)	-	-		$1.40	12/14/2015	-	-	-	-
	25,000	(4)	-	-		$1.08	12/14/2016	-	-	-	-

Richard	-		-	425,000	(1)	$0.26	11/17/2020	-	-	-	-
Dondero	180,000	(3)	-	120,000	(3)	$0.29	2/19/2020	-	-	-	-
	10,000	(4)	-	-		$3.45	12/16/2014	-	-	-	-
	25,000	(4)	-	-		$1.40	12/14/2015	-	-	-	-
	25,000	(4)	-	-		$1.08	12/14/2016	-	-	-	-
	71,924	(5)	-	-		$0.99	12/13/2017	-	-	-	-
	60,000	(5)	-	-		$0.99	12/13/2017	-	-	-	-
	76,000	(5)	-	-		$0.60	11/19/2018	-	-	-	-

John E.	-		-	425,000	(1)	$0.26	11/17/2020	-	-	-	-
Thompson	80,000	(4)	-	-		$2.05	12/01/2011	-	-	-	-
Ph.D.	20,000	(4)	-	-		$2.35	01/07/2013	-	-	-	-
	20,000	(4)	-	-		$3.15	12/16/2013	-	-	-	-
	55,000	(4)	-	-		$3.45	12/16/2014	-	-	-	-
	20,000	(4)	-	-		$1.40	12/14/2015	-	-	-	-
	25,000	(4)	-	-		$1.08	12/14/2016	-	-	-	-
	52,676	(5)	-	-		$0.99	12/13/2017	-	-	-	-
	50,000	(5)	-	-		$0.99	12/13/2017	-	-	-	-
	48,000	(5)	-	-		$0.60	11/19/2018	-	-	-	-
(1)	One-quarter of such options will vest on the first anniversary of the date of grant with one-thirty-sixth of the balance vesting each month thereafter.
(2)	One-quarter of such options vested on the first anniversary of the date of grant with one-thirty-sixth of the balance vesting each month thereafter.
(3)
60,000 of such options vested on the date of grant and an additional 60,000 of such options vested on each of June 30, 2010 and June 30, 2011.  An additional 60,000 of such options will vest on each of June 30, 2012 and June 30, 2013.

(4)	One-third of such options vested on the date of grant and an additional one-third of such options vested on each of the first and second anniversary of the date of grant.
(5)	Such amounts consist of performance based options which vested upon the achievement of certain milestones under our long-term incentive plan.

Options Exercised and Stock Vested

The table below shows option exercise and stock award vesting activity for our named executive officers during the year ended June 30, 2011.

	Option Awards		Stock Awards
	Number of Shares	Value	Number of Shares	Value
	Acquired on	Realized on	Acquired on	Realized on
	Exercise	Exercise	Vesting	Vesting
Name	(#)	($)	(#)	($)(1)
(a)	(b)	(c)	(d)	(e)

Leslie J. Browne, Ph.D.	—	—	270,833	$73,125

Joel P. Brooks	—	—	60,000	$16,800

Richard Dondero	—	—	60,000	$16,800

John E. Thompson, Ph.D.	—	—	—	—

(1)	Such amounts in this column were calculated by multiplying the number in column (d) by the closing price on the date of vesting.

Employment Contracts, Termination of Employment, and Change-in-Control Arrangements

None of our named executive officers have a current employment agreement or any termination or change of control arrangements with us.

Executive Severance.  None of our named executive officer’s have employment agreements or any agreements which contain severance provisions.

Compensation of Directors

We use a combination of cash and equity-based compensation to attract and retain qualified individuals to serve on our board.  Dr. Thompson has received compensation for providing research and development management services to us and does not receive any additional compensation for his services as a board member.  See “Certain Relationships and Related Transactions” which sets forth the details of the compensation for Dr. Thompson.

Equity Grants Fiscal 2011:

We do not automatically grant options or other equity to our board.  Our Compensation Committee reviews the equity program each year with its compensation consultant and determines the appropriate level of the equity awards.

Effective September 30, 2011, the Committee granted the following options to the non-employee directors for their service during Fiscal 2011:

Director	Total # of Options Granted
Harlan W. Waksal, M.D.	305,000	(1)
Rudolf Stalder	155,000	(1)
Rudolf Stalder	300,000	(2)
Christopher Forbes	190,000	(1)
Thomas C. Quick	155,000	(1)
John N. Braca	230,000	(1)
David Rector	230,000	(1)
Jack Van Hulst	155,000	(1)
Warren J. Isabelle	155,000	(1)

(1) Such grants vest as follows: one-half (1/2) upon the date of grant and the remaining one-half (1/2) will vest one (1) year from the date of grant, subject to continued board service through the vesting date.

(2)Additionally, effective September 30, 2011, the Committee granted an additional 300,000 options to Rudolf Stalder for his commitment, leadership and individual performance during Fiscal 2011.  Twenty-five percent (25%) of such options shall vest on the first anniversary of the date of grant and one-thirty-six of such grant each month thereafter, subject to continued board service through the vesting date.

Cash Compensation

Commencing in Fiscal 2009, after review and consultation with the Compensation Committee’s compensation consultant, we implemented a new cash compensation plan for our directors pursuant to which we pay each non-employee director cash compensation as consideration for their service on our board for each fiscal year as follows:

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

Such cash compensation is paid in quarterly increments.  A director may elect, provided such election is made at the beginning of the Company’s fiscal year, to receive, in lieu of such cash payments, either (i) restricted stock units, or RSU’s, covering that number of shares having a fair market value on the grant date equal to such cash award or (ii) options in an amount equal to twice the number of RSU’s that would have been received. Such election to receive (y) cash or (z) equity in the form of RSU’s or options applies for the entire year.  The directors have all elected to receive options in lieu of cash for Fiscal 2011 and Fiscal 2012, except for Messrs. Braca and Rector, who have elected to receive their retainer fees in cash and their meeting fees in options, and Mr. Isabelle, who has elected to receive his fees in cash.  The RSU’s or options for each quarter are granted effective two (2) days following the filing of our quarterly reports on Form 10-Q for that quarter and are fully vested as of the grant date.  The exercise price of the options will be the closing price on the grant date.

We provide reimbursement to directors for reasonable and necessary expenses incurred in connection with attendance at meetings of the board of directors and other Senesco business.

Director Compensation

The table below shows the compensation paid or awarded to our non-employee directors (other than Dr. Thompson) during the fiscal year ended June 30, 2011.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Rudolf Stalder	—	—	$52,366	—	—	—	$52,366
Christopher Forbes	—	—	$53,125	—	—	—	$53,125
Thomas C. Quick	—	—	$47,536	—	—	—	$47,536
John N. Braca	$14,500	—	$50,530	—	—	—	$65,030
David Rector	$14,500	—	$49,353	—	—	—	$63,853
Jack Van Hulst	—	—	$63,009	—	—	—	$63,009
Harlan W. Waksal, M.D.	—	—	$188,097	—	—	—	$188,097
Warren J. Isabelle	$17,125	—	$20,400	—	—	—	$37,525

(1)
Represents the aggregate grant date fair value for stock options granted in Fiscal 2011 as described below calculated in accordance with the FASB ASC Topic 718 and were not adjusted to take into account any estimated forfeitures. For information regarding assumptions underlying the FASB ASC Topic 718 valuation of equity awards, see Notes 2 and 11 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.  Does not include the aggregate grant date fair value for stock options granted on September 30, 2011.

As described above, our non-employee directors (other than Mr. Isabelle and Messrs. Braca and Rector (only with respect to their retainer fees)) have elected to receive option grants in lieu of their cash compensation.  Accordingly, on November 17, 2010, February 14, 2011, and May 17, 2011, each of these non-employee directors received options to purchase shares of our common stock pursuant to the provisions of the 2008 Stock Plan.  Additionally, on November 17, 2010, the non-employee directors were granted additional options for their service during Fiscal 2010.  The options have an exercise price of $0.26 per share, $0.29 per share and $0.27 per share, respectively, the fair market value of the common stock on the grant dates (except for the grants to Christopher Forbes, which have exercise prices of $0.29 per share, $0.32 per share and $0.30 per share, respectively (110% of the fair market value of the common stock on the grant date).

The following table sets forth information relating to options granted to the directors during Fiscal 2011.

Director	Option Grant Date	Exercise Price	# of Shares	Grant Date Fair Value
	5/17/2011	$0.27	48,148	$10,207
Rudolf Stalder	2/14/2011	$0.29	31,896	$7,113
	11/17/2010	$0.26	171,792	$35,046

	5/17/2011	$0.30	37,962	$7,668
Christopher Forbes	2/14/2011	$0.32	32,758	$7,207
	11/17/2010	$0.29	192,308	$38,250

	5/17/2011	$0.27	28,704	$6,085
Thomas C. Quick	2/14/2011	$0.29	29,310	$6,536
	11/17/2010	$0.26	171,154	$34,915

	5/17/2011	$0.27	27,778	$5,889
John N. Braca	2/14/2011	$0.29	18,104	$4,037
	11/17/2010	$0.26	199,038	$40,604

	5/17/2011	$0.27	27,778	$5,889
David Rector	2/14/2011	$0.29	18,104	$4,037
	11/17/2010	$0.26	193,269	$39,427

	5/17/2011	$0.27	32,408	$6,870
Jack Van Hulst	2/14/2011	$0.29	32,758	$7,305
	11/17/2010	$0.26	237,177	$48,834

	5/17/2011	$0.27	51,852	$10,993
Harlan W. Waksal, M.D.	2/14/2011	$0.29	45,690	$10,189
	11/17/2010	$0.26	796,154	$166,915

Warren J. Isabelle*	11/17/2010	$0.26	100,000	$20,400

(*) Represents additional options granted for service during Fiscal 2010, not for cash compensation for Fiscal 2011.

The following table shows the total number of shares of our common stock subject to option awards (vested and unvested) held by each non-employee director as of June 30, 2011:

Director	Total # of Options Outstanding
Rudolf Stalder	1,161,787
Christopher Forbes	741,239
Thomas C. Quick	600,373
John N. Braca	714,489
David Rector	691,797
Jack Van Hulst	680,375
Harlan W. Waksal, M.D.	1,157,654
Warren J. Isabelle	125,000

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee is or has been an officer or employee of our company or any of our subsidiaries. In addition, no member of the Compensation Committee had any relationships with us or any other entity that requires disclosure under the regulations promulgated by the SEC and none of our executive officers served on the Compensation Committee or board of any company that employed any member of our board.

Item 12.            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of October 15, 2011, the beneficial ownership of the common stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our common stock outstanding as of such date; (ii) each of our directors, and our named executive officers; and (iii) all of our directors and our current executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership(2)		Percent of Class(3)

(i) Certain Beneficial Owners:

Partlet Holdings Ltd. International House, 1st Floor 41, The Parade St. Helier, JERSEY, Channel Islands	7,961,309	(4)	9.6%

Defiance Fund, Ltd. 488 Madison Avenue 12th Floor New York, NY 10022	5,368,195	(5)	6.5%

(ii) Directors (which includes all nominees), Named Executive Officers and Chief Executive Officer:
Harlan W. Waksal, M.D.	3,794,696	(6)	4.5%
John N. Braca	1,038,012	(7)	1.3%
Jack Van Hulst	788,357	(8)	1.0%
Christopher Forbes	19,678,133	(9)	21.3%
Warren J. Isabelle	371,823	(10)	*
Thomas C. Quick	1,896,208	(11)	2.3%
David Rector	1,215,408	(12)	1.5%
Rudolf Stalder	2,882,287	(13)	3.5%
John E. Thompson, Ph.D.	1,057,780	(14)	1.3%
Joel P. Brooks	478,479	(15)	*
Richard Dondero	563,028	(16)	*
Leslie J. Browne, Ph.D.	580,354	(17)	*
(iii) All Directors and current executive officers as a group (12 persons)	34,344,565	(18)	33.3%

*      Less than 1%

(1)	Unless otherwise provided, all addresses should be care of Senesco Technologies, Inc., 721 Route 202/206, Suite 130, Bridgewater, New Jersey 08807.

(2)	Except as otherwise indicated, all shares of common stock are beneficially owned and sole investment and voting power is held by the persons named.

(3)
Applicable percentage of ownership is based on 80,777,097 shares of our common stock outstanding as of October 15, 2011, plus any common stock equivalents and options or warrants held by such holder which are presently or will become exercisable within sixty (60) days after October 15, 2011.

(4)	Includes 3,618,056 shares of common stock issuable pursuant to presently exercisable warrants.

(5)	Includes 1,562,500 shares of common stock issuable pursuant to presently exercisable warrants. Per Form 13G filed on May 20, 2011.

(6)
Includes 2,112,904 shares of common stock issuable pursuant to presently exercisable warrants and options or options which will become exercisable within sixty (60) days after October 15, 2011. Also includes 740,740 shares of common stock issuable pursuant to the conversion of convertible preferred stock at a conversion rate of $0.27.   Excludes 517,083 shares of common stock issuable pursuant to options which become exercisable after sixty (60) days from October 15, 2011.

(7)
Includes 900,048 shares of common stock issuable pursuant to presently exercisable warrants and options or options which will become exercisable within sixty (60) days after October 15, 2011.  Excludes 115,000 shares of common stock issuable pursuant to options which become exercisable after sixty (60) days from October 15, 2011.

(8)
Includes 748,289 shares of common stock issuable pursuant to presently exercisable warrants and options or options which will become exercisable within sixty (60) days after October 15, 2011.   Excludes 113,958 shares of common stock issuable pursuant to options which become exercisable after sixty (60) days from October 15, 2011.

(9)
Includes 7,927,716 shares of common stock issuable pursuant to presently exercisable warrants and options or options which will become exercisable within sixty (60) days after October 15, 2011.  Also includes 3,703,704 shares of common stock issuable pursuant to the conversion of convertible preferred stock at a conversion rate of $0.27.  Excludes 95,000 shares of common stock issuable pursuant to options which become exercisable after sixty (60) days from October 15, 2011.

(10)
Includes 270,059 shares of common stock issuable pursuant to presently exercisable warrants and options or options which will become exercisable within sixty (60) days after October 15, 2011. Excludes 77,500 shares of common stock issuable pursuant to options which become exercisable after sixty (60) days from October 15, 2011.

(11)
Represents 675,173 shares of common stock and 403,428 shares of common stock issuable pursuant to warrants issued to Thomas C. Quick Charitable Foundation, of which Mr. Quick is the sole trustee.  Represents 139,734 shares of common stock and 677,873 shares of common stock issuable pursuant to presently exercisable options or options which will become exercisable within sixty (60) days after October 15, 2011 issued to Thomas C. Quick.  Excludes 77,500 shares of common stock issuable pursuant to options issued to Thomas C. Quick which become exercisable after sixty (60) days from October 15, 2011.

(12)
Includes 944,662 shares of common stock issuable pursuant to presently exercisable warrants and options or options which will become exercisable within sixty (60) days after October 15, 2011. Excludes 115,000 shares of common stock issuable pursuant to options which become exercisable after sixty (60) days from October 15, 2011.

(13)
Includes 1,828,349 shares of common stock issuable pursuant to presently exercisable warrants and options or options which will become exercisable within sixty (60) days after October 15, 2011.  Excludes 377,500 shares of common stock issuable pursuant to options which become exercisable after sixty (60) days from October 15, 2011.

(14)
Represents 572,000 shares of common stock held by 2091794 Ontario Ltd., of which Dr. Thompson is the sole owner, and 485,780 shares of common stock issuable pursuant to presently exercisable options or options which will become exercisable within sixty (60) days after October 15, 2011 issued to John E. Thompson, Ph.D.  Excludes 777,896 shares of common issuable pursuant to options which will become exercisable after sixty (60) days from October 15, 2011.

(15)
Includes 427,604 shares of common stock issuable pursuant to presently exercisable options or options which will become exercisable within sixty (60) days after October 15, 2011.  Excludes 897,896 shares of common stock issuable pursuant to options which will become exercisable after sixty (60) days from October 15, 2011.

(16)
Includes 563,028 shares of common stock issuable pursuant to presently exercisable options or options which will become exercisable within sixty (60) days after October 15, 2011.  Excludes 897,896 shares of common stock issuable pursuant to options which will become exercisable after sixty (60) days from October 15, 2011.

(17)
Includes 571,354 shares of common stock issuable pursuant to presently exercisable options or options which will become exercisable within sixty (60) days after October 15, 2011.  Excludes 1,972,646 shares of common stock issuable pursuant to options which will become exercisable after sixty (60) days from October 15, 2011.

(18)	See Notes 6 through 17.

Equity Compensation Plans

The following table reflects information relating to equity compensation plans as of June 30, 2011.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Stock Option plans approved by security holders	11,348,314	(1)	$0.78	14,643,289	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	11,348,314	(1)	$0.78	14,643,289	(2)

(1)	Issued pursuant to our 1998 Stock Plan and 2008 Stock Plan.

(2)	Available for future issuance pursuant to our 2008 Stock Plan.

Item 13.            Certain Relationships and Related Transactions, and Director Independence.

Contractual Relationships

Service Agreements

Christopher Forbes, our director, is Vice Chairman of Forbes Media LLC, Vice Chairman of Forbes Family Holdings, Inc. and Vice President of Forbes Management Co., Inc.  Mr. Forbes was also Vice Chairman of Forbes Inc. Forbes, Inc. and Forbes Management Company, Inc. have provided and will continue to provide us with introductions to strategic alliance partners and, from time to time, use of its office space.  In recognition of these services, during Fiscal 2010, we granted to Forbes, Inc. a warrant to purchase shares of our common stock, and during Fiscal 2011, we granted to Forbes Management Company, Inc. an option to purchase shares of our common stock.  The awards to the Forbes entities are described in the table below.

Date of Grant	# of Warrant / Option Shares	Exercise Price	Value of Services on Date of Grant	# of Warrant Shares Vested
November 17, 2010	5,000	$0.26	$1,300	1,667
September 30, 2011	10,000	$0.23	$1,780	3,333

The exercise price of the warrant granted to Forbes, Inc. and option granted to Forbes Management Company, Inc. represented the fair market value of our common stock on the respective dates of grant.

Research and Development Agreements

Effective September 1, 1998, we entered into a three-year research and development agreement, which has been extended for successive periods through August 31, 2012, with John E. Thompson, Ph.D. and the University of Waterloo in Waterloo, Ontario, Canada, referred to as the University.  Dr. Thompson is our director and officer and beneficially owns approximately 1.3% of our common stock.  Dr. Thompson is the Associate Vice President, Research and former Dean of Science of the University.  Dr. Thompson and the University will provide research and development under our direction.  Research and development expenses under this agreement for the years ended June 30, 2011 and 2010 aggregated US $622,872 and US $672,693, respectively.  Effective September 1, 2011, we, Dr. Thompson and the University extended the agreement for an additional one-year period through August 31, 2012 in the amount of CAN $555,900.  As of October 15, 2011, such amount represented approximately US $577,000.

Consulting Agreement

Effective May 1, 1999, we entered into a three-year consulting agreement, which has been extended for successive periods through June 30, 2013,  for research and development with Dr. Thompson.  This agreement provided for monthly payments of $3,000 through June 2004.  However, effective January 1, 2003, 2006, 2007 and 2011, the agreement was amended to increase the monthly payments from $3,000 to $5,000, from $5,000 to $5,200, from $5,200 to $5,417, and from $5,417 to $5,625, respectively.

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

Item 14.           Principal Accounting Fees and Services.

The aggregate fees billed by McGladrey & Pullen, LLP and RSM McGladrey, Inc. for services performed for the years ended June 30, 2011 and 2010 are as follows:

	2011	2010
Audit Fees	$98,500	$91,000
Audit Related Fees	38,500	8,500
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$137,000	$99,500

AUDIT FEES

The aggregate audit fees for the years ended June 30, 2011 and 2010 were primarily related to the audit of the our annual financial statements and review of those financial statements included in our quarterly reports on Form 10-Q and fees for professional services rendered in connection with documents filed with the Securities and Exchange Commission.

AUDIT RELATED FEES

Audit related fees for the years ended June 30, 2011 and 2010 were primarily incurred in connection with our equity offerings and registration statements.

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

Reference is made to the Exhibit Index on Page 39.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 24th day of October 2011.

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

Signature	Title	Date

/s/ Harlan W. Waksal, M.D.	Chairman and Director	October 24, 2011
Harlan W. Waksal, M.D.

/s/ Leslie J. Browne, Ph.D.	President, Chief Executive Officer	October 24, 2011
Leslie J. Browne, Ph.D.	and Director (principal executive officer)

/s/ Joel Brooks	Chief Financial Officer, Secretary	October 24, 2011
Joel Brooks	and Treasurer (principal financial
and accounting officer)

/s/ John E. Thompson, Ph.D.	Executive Vice President, Chief	October 24, 2011
John E. Thompson	Scientific Officer and Director

/s/ John Braca	Director	October 24, 2011
John Braca

/s/ Christopher Forbes	Director	October 24, 2011
Christopher Forbes

/s/ Warren J. Isabelle	Director	October 24, 2011
Warren J. Isabelle

/s/ Thomas C. Quick	Director	October 24, 2011
Thomas C. Quick

/s/ David Rector	Director	October 24, 2011
David Rector

/s/ Rudolf Stalder	Director	October 24, 2011
Rudolf Stalder

/s/ Jack Van Hulst	Director	October 24, 2011
Jack Van Hulst

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1 †	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 †	Certification of the principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 †	Certification of the principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 †	Certification of the principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.