Form 10-Q
period 2011-09-30
SENESCO TECHNOLOGIES INC
filed 2011-11-14
CIK 1035354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                       to

Commission File No. 001-31326

SENESCO TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1368850
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

721 Route 202/206, Suite 130
Bridgewater, New Jersey 08807
(Address of principal executive offices)
(908) 864-4444
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

Yes: ☒                                                                  No:☐

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

Yes: ☐                                                                  No: ☒

80,777,097 shares of the issuer’s common stock, par value $0.01 per share, were outstanding as of October 31, 2011.

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

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	June 30,
	2011	2011

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,841,974	$3,609,954
Prepaid research supplies and expenses	1,824,519	1,446,064

Total Current Assets	4,666,493	5,056,018

Equipment, furniture and fixtures, net	3,324	3,782
Intangibles, net	3,596,709	3,524,731
Deferred income tax assets, net	-	-
Security deposit	5,171	12,358

TOTAL ASSETS	$8,271,697	$8,596,889

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$949,090	$559,525
Accrued expenses	651,085	509,806
Line of credit	2,199,108	2,199,108

Total Current Liabilities	3,799,283	3,268,439

Warrant liabilities	439,556	711,259
Grant payable	99,728	99,728

TOTAL LIABILITIES	4,338,567	4,079,426

STOCKHOLDERS' EQUITY:

Preferred stock, $0.01 par value, authorized 5,000,000 shares
Series A 10,297 shares issued and 3,645 and 3,690 shares outstanding, respectively (liquidation preference of $3,827,250 and $3,792,252 at September 30, 2011 and June 30, 2011, respectively)	37	37
Series B 1,200 shares issued and outstanding (liquidation preference of $1,260,000 and $1,230,000 at September 30, 2011 and June 30, 2011, respectively)	12	12
Common stock, $0.01 par value, authorized 250,000,000 shares, issued and outstanding 79,695,624 and 77,769,677, respectively	796,956	777,697
Capital in excess of par	65,832,389	64,488,152
Deficit accumulated during the development stage	(62,696,264)	(60,748,435)

Total Stockholders' Equity	3,933,130	4,517,463

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,271,697	$8,596,889

See Notes to Condensed Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

			Cumulative
	Three months ended September 30,		Amounts from
	2011	2010	Inception

Revenue	$-	$-	$1,590,000

Operating expenses:
General and administrative	645,959	668,884	29,536,492
Research and development	634,186	1,536,507	19,303,544
Total operating expenses	1,280,145	2,205,391	48,840,036

Loss from operations	(1,280,145)	(2,205,391)	(47,250,036)

Other non-operating income (expense)

Grant income	-	-	244,479

Fair value – warrant liability	271,703	319,476	8,129,370

Sale of state income tax loss – net	-	-	586,442

Other noncash (expense) income, net	-	(111,265)	205,390

Loss on extinguishment of debt	-	-	(361,877)

Write-off of patents abandoned	-	-	(1,588,087)

Amortization of debt discount and financing costs	-	-	(11,227,870)

Interest expense – convertible notes	-	-	(2,027,930)

Interest (expense) income - net	(30,541)	(18,296)	380,515

Net loss	(1,038,983)	(2,015,476)	(52,909,604)

Preferred dividends	(908,846)	(1,006,406)	(9,786,660)

Loss applicable to common shares	$(1,947,829)	$(3,021,882)	$(62,696,264)

Basic and diluted net loss per common share	$(0.02)	$(0.05)

Basic and diluted weighted-average number of common shares outstanding	79,289,756	56,930,150

See Notes to Condensed Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011
(unaudited)

						Deficit
						Accumulated
						During the
					Capital in Excess	Development	Stockholders'
	Preferred Stock		Common Stock		of Par Value	Stage	Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2011	4,890	$49	77,769,677	$777,697	$64,488,152	$(60,748,435)	$4,517,463

Issuance of common stock at prices ranging from $0.27 per share to $0.31 per share	-	-	1,730,211	17,302	464,066	-	481,368

Commissions and other fees related to the issuance of common stock	-	-	-	-	(30,271)	-	(30,271)

Preferred stock converted into common stock	(45)		155,556	1,555	(1,555)	-	-

Issuance of common stock in lieu of cash payment for dividends	-	-	40,180	402	10,446	(10,848)	-

Deemed dividend - Preferred Stock	-	-	-	-	778,000	(778,000)	-

Fair market value of options and warrants vested	-	-	-	-	123,551	-	123,551

Dividends accrued and unpaid during the three months ended Septebmer 30, 2011	-	-	-	-	-	(119,998)	(119,998)

Net loss	-	-	-	-	-	(1,038,983)	(1,038,983)

Balance July 1, 1998 (inception) through September 30, 2011	4,845	$49	79,695,624	$796,956	$65,832,389	$(62,696,264)	$3,933,130

See Notes to Condensed Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Cumulative
	Three months ended September 30,		Amounts from
	2011	2010	Inception
Cash flows from operating activities:
Net loss	$(1,038,983)	$(2,015,476)	$(52,909,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash capital contribution	-	-	85,179
Noncash conversion of accrued expenses into equity	-	-	131,250
Noncash income related to change in fair value of warrant liability	(271,703)	(319,476)	(8,450,629)
Noncash charge for change in warrant terms	-	111,265	115,869
Issuance of common stock and warrants for interest	-	-	2,003,386
Issuance of common stock for services	-	-	53,800
Stock-based compensation expense	123,551	218,613	11,463,500
Depreciation and amortization	57,319	34,292	899,601
Write-off of intangibles			1,588,087
Deferred rent		(2,015)	-
Amortization of convertible note discount	-	-	10,000,000
Amortization of deferred financing costs	-	-	1,227,869
Loss on extinguishment of debt	-	-	361,877
(Increase) decrease in operating assets:
Prepaid expenses and other current assets	(378,455)	314,099	(1,824,519)
Security deposit	7,187	-	(5,171)
Increase (decrease) in operating liabilities:
Accounts payable	389,565	(63,055)	949,090
Accrued expenses	21,281	116,134	583,836
Net cash used in operating activities	(1,090,238)	(1,605,619)	(33,726,579)

Cash flows from investing activities:
Patent costs	(128,839)	(127,656)	(5,907,516)
Purchase of equipment, furniture and fixtures	-	(2,026)	(180,205)
Net cash (used in) provided by investing activities	(128,839)	(129,682)	(6,087,721)

Cash flows from financing activities:
Proceeds from grant	-	-	99,728
Proceeds from draw-down on line of credit	-	-	2,199,108
Proceeds from issuance of bridge notes	-	-	525,000
Proceeds from issuance of preferred stock and warrants, net	-	-	10,754,841
Redemption of convertible notes and warrants	-	-	(2,160,986)
Proceeds from issuance of convertible notes	-	-	9,340,000
Deferred financing costs	-	-	(651,781)
Proceeds from issuance of common stock and warrants, net of fees and exercise of warrants and options	451,097	-	22,550,364
Net cash provided by financing activities	451,097	-	42,656,274

Net (decrease) increase in cash and cash equivalents	(767,980)	(1,735,301)	2,841,974

Cash and cash equivalents at beginning of period	3,609,954	8,026,296	-
Cash and cash equivalents at end of period	$2,841,974	$6,290,995	$2,841,974

Supplemental disclosure of non-cash transactions:
Conversion of convertible note into common stock	$-	$-	$10,000,000
Conversion of bridge notes into common stock	-	-	534,316
Conversion of preferred stock into common stock	1,555	99,437	208,886
Allocation of preferred stock proceeds to warrants and beneficial conversion feature	-	-	7,449,780
Allocation of convertible debt proceeds to warrants and beneficial conversion feature	-	-	9,340,000
Warrants issued for financing costs	-	-	690,984
Issuance of common stock for interest payments on convertible notes	-	-	2,003,386
Issuance of common stock for dividend payments on preferred stock	10,848	954,900	3,075,638
Issuance of common stock in settlement of accounts payable	-	-	175,000
Dividends accrued on preferred stock	119,998	51,506	242,250
Supplemental disclosure of cash flow information:
Cash paid for interest	33,310	26,671	270,444

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of September 30, 2011, the results of its operations and cash flows for the three months ended September 30, 2011 and 2010.

Interim results are not necessarily indicative of results for the full fiscal year.

Note 2 – Liquidity:

As shown in the accompanying condensed consolidated financial statements, the Company has a history of losses with a deficit accumulated during the development stage from July 1, 1998 (inception) through September 30, 2011 of $62,696,264.  Additionally, the Company has generated minimal revenues by licensing its technology for certain crops to companies willing to share in its development costs. In addition, the Company’s technology may not be ready for commercialization for several years. The Company expects to continue to incur losses for the next several years because it anticipates that its expenditures on research and development and administrative activities will significantly exceed its revenues during that period. The Company cannot predict when, if ever, it will become profitable.

As of September 30, 2011, the Company had cash and cash equivalents in the amount of $2,841,974, which consisted of checking accounts and money market funds.  In December 2010, the Company entered into an At Market Issuance Sales Agreement (“ATM”) whereby it may issue up to $5,500,000 of Common Stock under this facility. The Company estimates that its cash and cash equivalents will cover its expenses through March 2012.  However, the Company has the ability to raise additional capital through its ATM facility, draw down on its unused line of credit and delay certain costs, if necessary, which will provide the Company with enough cash to fund its operations at least through June 30, 2012.

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

The length of time that it takes for an initial patent application to be approved is generally between four to six years.  However, due to the unique nature of each patent application, the actual length of time may vary.  If a patent application is denied, the associated cost of that application would be written off.  However, the Company has not had any patent applications denied as of September 30, 2011.  Additionally, should a patent application become impaired during the application process, the Company would write down or write off the associated cost of that patent application.

Issued patents and agricultural patent applications pending are being amortized over a period of 17 years from inception.  The Company assesses the impairment in value of intangible assets whenever events or circumstances indicate that their carrying value may not be recoverable.  Factors the Company considers important which could trigger an impairment review include the following:

•      significant negative industry trends;
•      significant underutilization of the assets;
•      significant changes in how the Company uses the assets or its plans for their use; and
•      changes in technology and the appearance of competing technology.

If the Company's review determines that the future undiscounted cash flows related to the groups, including these assets, will not be sufficient to recover their carrying value, the Company will reduce the carrying values of these assets down to its estimate of fair value and continue amortizing them over their remaining useful lives.  To date, except for certain patents and patents pending that the Company abandoned during the year ended June 30, 2011, the Company has not recorded any impairment of intangible assets.

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

As of September 30, 2011, there were 88,806,984 additional potentially dilutive shares of Common Stock.  These additional shares include 17,944,444 shares issuable upon conversion of the Preferred Stock, and 70,862,540 shares issuable upon the exercise of outstanding options and warrants.  As of September 30, 2010, there were 81,652,898 additional potentially dilutive shares of Common Stock.  These additional shares included 18,912,500 shares issuable upon conversion of Preferred Stock and 62,740,398 shares issuable upon the exercise of outstanding options and warrants.

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

The fair value of each stock option and warrant granted or vesting has been determined using the Black-Scholes model.  The material factors incorporated in the Black-Scholes model in estimating the value of the options and warrants include the following:

	Three Months Ended
	September 30,
	2011	2010

Warrants granted	-	300,000
Options granted	4,213,000	None
Expected life in years (1)	3.0 – 10.0	3.25-5.0
Risk-free interest rate (2)	1.0%-1.9%	0.6%-1.3%
Expected Volatility	102%-105%	104%
Dividend paid	None	None
(1)	Expected life for employee based stock options was estimated using the “simplified” method, as allowed under the provisions of the securities and exchange commission – accounting bulletin no.110.

(2)	Represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option or warrant term.

The economic values of the options will depend on the future price of the Company's Common Stock, which cannot be forecast with reasonable accuracy.

A summary of changes in the stock option plan for the three months ended September 30, 2011 is as follows:

	Number of Options	Weighted-Average Exercise Price
Outstanding at July 1, 2011	11,348,314	$0.78
Granted	4,213,000	0.23
Exercised	—	—
Expired	—	—
Outstanding at September 30, 2011	15,561,314	$0.63
Exercisable at September 30, 2011	8,147,477	$0.95
Not Exercisable at September 30, 2011	7,413,837	$0.27

The weighted average grant date fair value of options granted during the three months ended September 30, 2011 was $0.18.  There were no options granted during the three months ended September 30, 2010.

As of September 30, 2011, the aggregate intrinsic value of stock options outstanding was $0, with a weighted-average remaining term of 7.8 years.  The aggregate intrinsic value of stock options exercisable at that same date was $0, with a weighted-average remaining term of 6.3 years.  As of September 30, 2011, the Company has 10,440,289 shares available for future stock option grants.

Stock-based compensation expense for the three months ended September 30, 2011 and September 30, 2010 amounted to $123,551 and $218,613, respectively.

As of September 30, 2011, total stock-based compensation expense not yet recognized related to stock option grants amounted to approximately $1,550,000, which will be recognized over the next 48 months.

Note 6 –Loan Payable:

On February 17, 2010, the Company entered into a credit agreement with JMP Securities LLC.  The agreement provides the Company with, subject to certain restrictions, including the existence of suitable collateral, up to a $3.0 million line of credit upon which the Company may draw at any time (the “Line of Credit”).  Any draws upon the Line of Credit accrue at a monthly interest rate of (i) the broker rate in effect at the interest date (which was 3.75% at September 30, 2011), plus (ii) 2.0%.  There are no other conditions or fees associated with the Line of Credit.  The Line of Credit is not secured by any assets of the Company, but it is secured by certain assets of one of a member of the Company’s Board of Directors, Harlan W. Waksal, M.D., which security interest is currently held by JMP Securities.  In April 2011, we were required to enter into a new demand note with the clearing agent for JMP Securities in connection with the Line of Credit.

Total interest expense recorded under the Line of Credit for the three months ended September 30, 2011 and 2010 amounted to $33,310 and $26,671, respectively.

Note 7 – Income Taxes:

No provision for income taxes has been made for the three months ended September 30, 2011 and 2010 given the Company’s losses in 2011 and 2010 and available net operating loss carryforwards.  A benefit has not been recorded as the realization of the net operating losses is not assured and the timing in which the Company can utilize its net operating loss carryforwards in any year or in total may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations.

Note 8 - Fair Value Measurements:

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2011 and June 30, 2011:

		Fair Value Measurement at
	Carrying	September 30, 2011
	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$2,841,974	$2,841,974	$-	$-
Liabilities:
Warrant Liabilities	$439,556	$-	$-	$439,556

		Fair Value Measurement at
	Carrying	June 30, 2011
	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$3,609,954	$3,609,954	$-	$-
Liabilities:
Warrant Liabilities	$711,259	$-	$-	$711,259

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments:

	Three months ended September 30,
	2011	2010
Beginning Balance	$711,259	$2,493,794
Reclassification to equity due to change in terms of common stock warrants	-	(966,866)
Gain due to change in fair value of warrant liabilities, net	(271,703)	(319,476)
Ending Balance	$439,556	$1,207,452

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

During the three months ended September 30, 2010, the holders of an aggregate of 16,348,441 warrants amended the terms of their warrants.  As of the dates of the amendments to the warrants, the Black-Scholes value in the amount of $966,866 was reclassified from warrant liabilities to equity with the change in fair value from June 30, 2010 through the dates of the amendments being recorded in the consolidated statement of operations.

The Company also recorded a charge of $111,265 during the three months ended September 30, 2010, as a result of the amendment to certain of the warrants that had an exercise price reset feature, whereby the exercise price of $0.50, subject to future adjustments, was reset to $0.32 and would no longer be subject to future adjustments and accordingly are no longer deemed to be liabilities.  The charge of $111,265 represents the difference in the Black-Scholes value of the warrants immediately prior to the amendment and the Black-Scholes value of the warrants immediately after the amendment.

During the three months ended September 30, 2011 and 2010, the Company revalued all of the remaining warrant liabilities, using the adjusted Black-Scholes and Black-Scholes models.  A gain on the change in fair value of the warrant liabilities in the amount of $271,703 and $319,476 was recorded in the Condensed Consolidated Statement of Operations for the three months ended September 30, 2011 and 2010, respectively.

At September 30, 2011 and 2010, there were an aggregate of 21,307,814 and 27,601,038 warrants, respectively, included in the fair value of the warrant liabilities, which are valued at $439,556 and $1,207,452, respectively.

The assumptions used to value the warrants were as follows:

	September 30, 2011	September 30, 2010
Warrants issued on December 20, 2007

Estimated life in years	1.25	2.25
Risk-free interest rate (1)	0.13%	0.53%
Volatility	57%	104%
Dividend paid	None	None

Warrants issued on June 30, 2008

Estimated life in years	1.75	2.75
Risk-free interest rate (1)	0.25%	0.53%
Volatility	77%	104%
Dividend paid	None	None

Warrants issued on April 1, 2010

Estimated life in years	3.5	4.5
Risk-free interest rate (1)	0.69%	1.27%
Volatility	108%	104%
Dividend paid	None	None

(1)	Represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the warrant term.

Note 10- At Market Issuance Sales Agreement

On December 22, 2010, the Company entered into an At Market Issuance Sales Agreement (the “ATM”) under which the Company, from time to time, may issue and sell shares of its Common Stock, par value $0.01 per share, with an aggregate offering price of up to $5,500,000.

During the three months ended September 30, 2011, the Company issued 1,730,211 shares of Common Stock under the ATM for gross proceeds in the amount of $481,368 and net proceeds in the amount of $451,097.  . From the inception of the ATM through September 30, 2011, the Company has issued 7,641,668 shares of Common Stock under the ATM for gross proceeds in the amount of $2,334,789.

Note 11 –Preferred Stock

On July 18, 2011, in connection with the Company’s ATM facility discussed above, the conversion price on the then outstanding 4,860 shares of Preferred Stock was adjusted from $0.30 to $0.27, resulting in an additional 1,800,000 shares of Common Stock that will be issued upon conversion of the then outstanding Preferred Stock.  In connection with the adjustments to the conversion price, due to a beneficial conversion feature, an additional dividend in the amount of $778,000 was recorded as an increase to both additional paid-in capital and accumulated deficit. As a result of the resets to the conversion price, each share of Preferred Stock is convertible into 3,704 shares of Common Stock (a conversion price of $0.27).

During the three months ended September 30, 2011, 45 shares of Preferred Stock were converted into 155,556 shares of Common Stock.  During the three months ended September 30, 2011, the Company issued an additional 40,180 shares of Common Stock for the payment of dividends in the amount of $10,848.  Total dividends payable on the outstanding 4,845 shares of Preferred Stock at September 30, 2011 amounted to $242,250.

Note 12 – Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-04 “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The new guidance is effective for the fiscal year and interim periods beginning after December 15, 2011. The adoption of ASU 2011-04 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

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

SNS01-T for Multiple Myeloma

We have developed a therapeutic candidate, SNS01-T, an improved formulation of SNS01, for the potential treatment of multiple myeloma.  SNS01-T utilizes our Factor 5A technology and comprises of two active components: a DNA plasmid, or pDNA, expressing human eIF5A containing a lysine to arginine substitution at amino acid position 50, or eIF5AK50R, and a short inhibitory RNA, or siRNA.  These two components are combined in a fixed ratio with a polymer, polyethyleneimine, or PEI, which enables self-assembly of the DNA and RNA into nanoparticles with demonstrated enhanced delivery to tissues and protection from degradation in the blood stream.  Under the control of a B cell selective promoter, SNS01-T’s DNA plasmid up-regulates the apoptotic pathways within cancer cells by preferentially expressing the stable arginine form of the Factor 5A death message in target cells.  The siRNA reduces expression of the hypusine form of Factor 5A that supports cell survival and proliferation.  The siRNA also down-regulates anti-apoptotic proteins, such as NFkB, ICAM and pro-inflammatory cytokines, which protect malignant cells from apoptosis and promote cell growth in multiple myeloma.  The PEI, a cationic polymer, promotes auto-assembly of a nanoparticle with the other two components for intravenous delivery and protects the combination from degradation in the bloodstream until it is taken up by the tumor cell, where the siRNA and DNA plasmid are released.

We have performed efficacy, toxicological and dose-finding studies in vitro in non-human and human cells and in-vivo in mice for SNS01.  Our efficacy studies in severe combined immune-deficient, or SCID, mice with subcutaneous human multiple myeloma tumors tested SNS01 dose ranging from 0.15 mg/kg to 1.5 mg/kg.  In these studies, mice treated with a dose of either 0.75 mg/kg or 1.5 mg/kg both showed, compared to relevant controls, a 91% reduction in tumor volume and a decrease in tumor weight of 87% and 95%, respectively.  For mice that received smaller doses of either 0.38 mg/kg or 0.15 mg/kg, there was also a reduction in tumor volume of 73% and 61%, respectively, and weight of 74% and 36%, respectively.  All SNS01 treated mice survived.  This therapeutic dose range study provided the basis for a non-good laboratory practices, or GLP, 8-day maximum tolerated dose study in which normal mice received two intravenous doses of increasing amounts of SNS01 (from 2.2 mg/kg).  Body weight, organ weight and serum levels of liver enzymes were used as clinical indices to assess toxicity.  A dose between 2.2 mg/kg and 2.9 mg/kg was well tolerated with respect to these clinical indices, and the survival rate at 2.9 mg/kg was 80%.  Mice receiving above 2.9 mg/kg of SNS01 showed evidence of morbidity and up to 80% mortality.  The 2.9 mg/kg threshold was therefore determined to be the maximum tolerated dose in mice in this study.  We have also completed our pivotal GLP toxicology studies in mice and dogs, employing SNS01-T, an improved formulation of SNS01, and have an open investigational new drug application, or IND, with the United States Food and Drug Administration, or FDA.  We have also been granted orphan drug status for SNS01-T by the FDA for the potential treatment of multiple myeloma.

We have initiated a Phase 1b/2a clinical study with SNS01-T in multiple myeloma patients.  We recently met with our contract research organization, or CRO, Criterium, to finalize the operational plans for the conduct and analysis of this open-label, multiple-dose, dose-escalation study, which will evaluate the safety and tolerability of SNS01-T when administered by intravenous infusion to relapsed or refractory multiple myeloma patients. The study design calls for four cohorts of three to six patients each.  Patients in each cohort will receive twice-weekly dosing for six weeks followed by a four-week safety data review period before escalating to a higher dose level in the next cohort.  While the primary objective of the initial study is to evaluate safety and tolerability, the effect of SNS01-T on tumor response will also be evaluated using multiple, well-established criteria including measurement of the monoclonal protein, or M-protein.  We have selected Mayo Clinic as a clinical site and are considering adding an additional site.  The study is open and we have begun treating patients.

Additionally, we have recently demonstrated in human multiple myeloma cell lines that there may be an additional benefit to combining SNS01-T with other approved myeloma drugs, such as bortezomib and lenalidomide.  We have shown, in vitro, that these drugs are up to forty (40) times more effective in inhibiting cell growth when used in combination with SNS01-T.  These results further reinforce the significance of our target and will guide us in designing future clinical studies.

SNS01-T for other B cell cancers

We have demonstrated in mice that we can inhibit the growth of both human mantle cell and diffuse large B-cell lymphoma in a dose dependent manner.  We believe that the results of these studies not only support moving forward in multiple myeloma, but also supports extending our clinical evaluation of SNS01-T in other B-cell cancers.

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

Agricultural Development and License Agreements

As of September 30, 2011, we have seven (7) active license agreements and one (1) joint collaboration with established agricultural biotechnology companies.

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

Liquidity and Capital Resources

Overview

For the three months ended September 30, 2011, net cash of $1,090,238 was used in operating activities primarily due to a net loss of $1,038,983 and non-cash expenses, net of non-cash income, of $90,833, which was partially reduced by changes in operating assets and liabilities of $39,578.

Non-cash expenses consisted of stock-based compensation and depreciation and amortization.  Non-cash income arose from a reduction in the fair value of warrant liabilities recorded during the three month period ended September 30, 2011.

The $39,578 change in operating assets and liabilities was primarily the result of a net increase in accounts payable and accrued expenses of $410,846, a decrease in security deposits of $7,187 offset by an increase in prepaid expenses of $378,455.

During the three months ended September 30, 2011, cash used for investing activities amounted to $128,839, which was related to patent costs incurred.

Cash provided by financing activities during the three months ended September 30, 2011 amounted to $451,097, which was related to the placement of common stock through our $5,500,000 ATM facility.

As of September 30, 2011, our cash balance totaled $2,841,974, and we had working capital of $867,210.

Contractual Obligations

The following table lists our cash contractual obligations as of September 30, 2011:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Research and Development Agreements (1)	$1,199,132	$980,913	$218,219	$—	$—
Facility, Rent and Operating Leases (2)	$114,061	$51,327	$62,734	$—	$—
Employment, Consulting and Scientific Advisory Board Agreements (3)	$140,625	$66,458	$74,167	$—	$—
Total Contractual Cash Obligations	$1,453,818	$1,098,698	$355,120	$—	$—

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

We anticipate that, based upon our cash balance as of September 30, 2011, we will be able to fund our operations through March 31, 2012. However, we have the ability to raise additional capital through our ATM facility, utilize our unused line of credit and, if necessary, delay certain costs which will provide us with enough cash to fund our operations at least through June 30, 2012.  Over such period, we plan to fund our research and development and commercialization activities by:

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

Results of Operations

Three Months Ended September 30, 2011 and Three Months Ended September 30, 2010

The net loss for the three months ended September 30, 2011 was $1,038,983.  The net loss for the three months ended September 30, 2010 was $2,015,476.   Such a change represents a decrease in net loss of $976,493, or 48.4%.  This decrease in net loss was primarily the result of a decrease in other non-operating expenses and research and development costs.

Revenue

There was no revenue during the three months ended September 30, 2011 and September 30, 2010.

We anticipate that we will receive future milestone payments in connection with our current agricultural development and license agreements.  Additionally, we may receive future royalty payments from our license agreements when our partners commercialize their crops containing our technology.  However, it is difficult for us to determine our future revenue expectations because our future milestone payments are primarily contingent on our partners successful implementation of their development plan, we have no history of receiving royalties and the timing and outcome of our experiments, the timing of signing new partner agreements and the timing of our partners moving through the development process into commercialization is difficult to accurately predict.

General and Administrative Expenses

	Three Months Ended September 30,
	2011	2010	Change	%
	(in thousands, except % values)

Payroll and benefits	$137	$149	$(12)	(8.0)%
Investor relations	46	49	(3)	(6.1)%
Professional fees	138	105	33	31.4%
Director fees	50	39	11	28.2%
Depreciation and amortization	57	34	23	67.6%
Other general and administrative	102	90	12	13.3%
	530	466	64	13.7%
Stock-based compensation	116	203	(87)	(42.9)%
Total general and administrative	$646	$669	$(23)	(3.4)%

•
Payroll and benefits for the three months ended September 30, 2011 was lower than for the three months ended September 30, 2010, primarily as a result of a bonus that was paid to the CFO during the three months ended September 30, 2010.  There were no bonuses for the three months ended September 30, 2011.

•	Investor relations fees for the three months ended September 30, 2011 was lower than for the three months ended September 30, 2010, primarily as a result of lower consultant fees.

•
Professional fees for the three months ended September 30, 2011 was higher than for the three months ended September 30, 2010, primarily as a result of an increase in legal and accounting fees.  Legal fees increased primarily due to discounts on legal fees that were recorded during the three months ended September 30, 2010 but were not available during the three months ended September 30, 2011.  Accounting fees increased primarily due to the use of a consultant to prepare a valuation of the Company’s intangible assets.

•
Director fees for the three months ended September 30, 2011 was higher than for the three months ended September 30, 2010, primarily as a result of additional committee meetings being held during the three months ended September 30, 2011.

•
Depreciation and amortization for the three months ended September 30, 2011 was higher than for the three months ended September 30, 2010, primarily as a result of an increase in amortization of patent costs.

•
Other general and administrative expenses for the three months ended September 30, 2011 was higher than for the three months ended September 30, 2010, primarily due to an increase in insurance costs and an increased participation in industry conferences.

•
Stock-based compensation for the three months ended September 30, 2011 was lower than for the three months ended September 30, 2010, primarily due to fewer warrants being issued to consultants during the three months ended September 30, 2011.

We expect cash-based general and administrative expenses to modestly increase over the next twelve months primarily due to an increase in payroll and benefits and insurance costs related to our multiple myeloma project.

Research and Development Expenses

	Three Months Ended September 30,
	2011	2010	Change	%
	(in thousands, except % values)
Payroll	$40	$55	$15	27.3%
Research contract with the University of Waterloo	152	164	(12)	(7.3)%
Other research and development	434	1,303	(869)	(66.7)%
	626	1,522	(866)	(56.9)%
Stock-based compensation	8	15	(7)	(46.7)%
Total research and development	$634	$1,537	$(873)	(56.8)%

•
Payroll for the three months ended September 30, 2011 was lower than for the three months ended September 30, 2010, primarily as a result of a bonus that was paid to the VP-Research during the three months ended September 30, 2010.  There were no bonuses for the three months ended September 30, 2011.

•
The cost associated with the research contract with the University of Waterloo for the three months ended September 30, 2011 was lower than for the three months ended September 30, 2010, primarily due to a reduction in amount being funded for agricultural research, effective March 1, 2011.

•
Other research and development costs for the three months ended September 30, 2011 was lower than for the three months ended September 30, 2010, primarily due to a decrease in the costs incurred in connection with our development of SNS01-T for multiple myeloma.  Specifically, during the three months ended September 30, 2010, we incurred significant costs related to our pivotal toxicology study and other preclinical work that we did not incur during the three months ended September 30, 2011.

•
Stock-based compensation for the three months ended September 30, 2011 was lower than for the three months ended September 30, 2010, primarily due to a lower black-sholes value of the options vesting and unvested.

The breakdown of our research and development expenses between our agricultural and human therapeutic research programs is as follows:

	Three Months Ended September 30,
	2011	%	2010	%
	(in thousands, except % values)
Agricultural	$112	18%	$146	10%
Human therapeutic	522	82%	1,391	90%
Total research and development	$634	100%	$1,537	100%

•
Agricultural research expenses for the three months ended September 30, 2011 was lower than for the three months ended September 30, 2010, primarily due to a reduction in the funding for agricultural research at the University of Waterloo.

•
Human therapeutic research expenses for the three months ended September 30, 2011 was lower than for the three months ended September 30, 2010, primarily as a result of the timing of certain aspects of the development of our drug candidate, SNS01-T, for treating multiple myeloma.  Specifically, during the three months ended September 30, 2010, we incurred costs related to our pivotal toxicology studies and other pre-clinical work that we did not incur during the three months ended September 30, 2011.

We expect our human therapeutic research program to increase as a percentage of the total research and development expenses as we continue our current research projects and begin new human therapeutic initiatives, in particular as they relate to the clinical development of our drug candidate, SNS01-T, for treating multiple myeloma and other cancers.

Other non-operating income and expense

Fair value – warrant liability

On September 30, 2011, the amount of the warrant liability was adjusted to $439,556 from $711,259 at June 30, 2011.  This decrease of $271,703, or 38.2%, was primarily due to a decrease in the Black-Scholes value of the underlying warrants.  Specifically, there was decrease in the market price of the underlying common stock, a reduction in the remaining term of the warrants and a decrease in the estimated future volatility.

On September 30, 2010, the amount of the warrant liability was adjusted to $1,207,452 from $2,493,794 at June 30, 2010. This decrease of $1,286,342, or 51.6%, was primarily due to a decrease in the number of warrants that were accounted for as a liability, as the terms that gave rise to liability accounting for these warrants were modified by the holders during the three months ended September 30, 2010.  Accordingly, $966,866 of the decrease was recorded as an increase to capital in excess of par with the balance of the decrease in the amount of $319,476 being recorded as income from the change in the Black-Scholes value of the remaining warrants.

Interest (expense) income

Interest expense for the three months ended September 30, 2011 was higher than for the three months ended September 30, 2010, due to a decrease in interest income.

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

Interest Rate Risk

We invest in high-quality financial instruments, primarily money market funds, with an effective duration of the portfolio of less than one year, which we believe are subject to limited credit risk.  We currently do not hedge our interest rate exposure.  Due to the short-term nature of our investments, we do not believe that we have any material exposure to interest rate risk arising from our investments.

Item 4.	Controls and Procedures.

(a)           Evaluation of disclosure controls and procedures.

The principal executive officer and principal financial officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2011.  Based on this evaluation, they have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, or SEC, rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

(b)           Changes in internal controls.

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the three month period ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We are a development stage biotechnology company with a limited operating history and limited assets and capital. We have incurred losses each year since inception and had an accumulated deficit of $62,696,264 at September 30, 2011. We have generated minimal revenues by licensing our technology for certain crops to companies willing to share in our development costs. In addition, our technology may not be ready for commercialization for several years. We expect to continue to incur losses for the next several years because we anticipate that our expenditures on research and development and administrative activities will significantly exceed our revenues during that period. We cannot predict when, if ever, we will become profitable.

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

As of September 30, 2011, we had a cash balance of $2,841,974 and working capital of $867,210.  Using our available reserves as of September 30, 2011, we believe that we can operate according to our current business plan through March 2012. However, we have the ability to raise additional capital through our ATM facility, utilize our unused line of credit and, if necessary, delay certain costs which will provide us with enough cash to fund our operations at least through June 30, 2012.

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

In addition, in connection with any funding, if we need to issue more equity securities than our certificate of incorporation currently authorizes, or more than 20% of the shares of our common stock outstanding, we may need stockholder approval.  If stockholder approval is not obtained or if adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets.  Investors may experience dilution in their investment from future offerings of our common stock.  For example, if we raise additional capital by issuing equity securities, such an issuance would reduce the percentage ownership of existing stockholders.  In addition, assuming the exercise of all options and warrants outstanding and the conversion of the preferred stock into common stock, as of September 30, 2011, we had 48,803,845 shares of common stock authorized but unissued and unreserved, which may be issued from time to time by our board of directors.  Furthermore, we may need to issue securities that have rights, preferences and privileges senior to our common stock.  Failure to obtain financing on acceptable terms would have a material adverse effect on our liquidity.

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

As of September 30, 2011, we have been issued twenty-three (23) patents by the PTO and seventy-six (76) patents from foreign countries.  We have also filed numerous patent applications for our technology in the United States and in several foreign countries, which technology is vital to our primary business, as well as several continuations in part on these patent applications.  Our success depends in part upon the grant of patents from our pending patent applications.

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

The NYSE Amex requires us to meet minimum financial requirements in order to maintain our listing.  Currently, we do not meet the $6,000,000 minimum net worth continued listing requirement of the NYSE Amex Exchange and have received a notice of noncompliance from the NYSE Amex Exchange.  We intend to submit a plan by November 21, 2011 to the NYSE Amex Exchange discussing how we intend to regain compliance with the continued listing requirements.  If the NYSE Amex Exchange does not accept our plan or we are unable to meet the plan, it is possible that we will be delisted.  If we are delisted from the NYSE Amex, our common stock likely will become a “penny stock.”  In general, regulations of the SEC define a “penny stock” to be an equity security that is not listed on a national securities exchange and that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  If our common stock becomes a penny stock, additional sales practice requirements would be imposed on broker-dealers that sell such securities to persons other than certain qualified investors.  For transactions involving a penny stock, unless exempt, a broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale.  In addition, the rules on penny stocks require delivery, prior to and after any penny stock transaction, of disclosures required by the SEC.

If our stock is not accepted for listing on the NYSE Amex, we will make every possible effort to have it listed on the Over the Counter Bulletin Board, or the OTC Bulletin Board.  If our common stock was to be traded on the OTC Bulletin Board, the Securities Exchange Act of 1934, as amended, and related SEC rules would impose additional sales practice requirements on broker-dealers that sell our securities.  These rules may adversely affect the ability of stockholders to sell our common stock and otherwise negatively affect the liquidity, trading market and price of our common stock.

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

As of September 30, 2011, our executive officers and directors together beneficially own approximately 32.6% of the outstanding shares of our common stock, assuming the conversion of preferred stock and exercise of options and warrants which are currently exercisable or will become exercisable within 60 days of September 30, 2011, held by these stockholders.  As a result, these stockholders, acting together, will be able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders.  Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over then-current market prices.

A significant portion of our total outstanding shares of common stock may be sold in the market in the near future, which could cause the market price of our common stock to drop significantly.

As of September 30, 2011, we had 79,695,624 shares of our common stock issued and outstanding and 4,845 shares of convertible preferred stock outstanding which can convert into 17,944,444 shares of common stock.  Approximately 34,164,431 shares of such shares are registered pursuant to registration statements on Form S-3 and 63,475,637 of which are either eligible to be sold under SEC Rule 144 or are in the public float.  In addition, we have registered 35,890,007 shares of our common stock underlying warrants previously issued on Form S-3 registration statements and we registered 23,005,003 shares of our common stock underlying options granted or to be granted under our stock option plan.  Consequently, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, may have a material adverse effect on our stock price.

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

For example, during the quarter ended September 30, 2011, our common stock traded between $0.31 per share and $0.18 per share.

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

As of September 30, 2011, we have outstanding 4,845 shares of convertible preferred stock which may convert into 17,944,444 shares of our common stock and warrants to purchase 55,311,226 shares of our common stock.  In addition, as of September 30, 2011, we have reserved 25,991,603 shares of our common stock for issuance upon the exercise of options granted or available to be granted pursuant to our stock option plan, all of which may be granted in the future.  Furthermore, in connection with the preferred stock agreements, we are required to reserve an additional 22,263,258 shares of common stock. The conversion of the convertible preferred stock and the exercise of these options and warrants will result in dilution to our existing stockholders and could have a material adverse effect on our stock price. The conversion price of the convertible preferred stock and certain warrants are also subject to certain anti-dilution adjustments.

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
101.1
Financial Statements from the Quarterly Report on Form 10-Q of Senesco Technologies, Inc. for the quarter ended September 30, 2011, filed on November 14, 2011, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Stockholder’s Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements (filed herewith).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENESCO TECHNOLOGIES, INC.

DATE: November 14, 2011	By:	/s/ Leslie J. Browne
Leslie J. Browne, Ph.D., President
and Chief Executive Officer
(Principal Executive Officer)

DATE: November 14, 2011	By:	/s/ Joel Brooks
Joel Brooks, Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)