Form 10-Q
period 2011-12-31
SENESCO TECHNOLOGIES INC
filed 2012-02-14
CIK 1035354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes: ☐	No ☒

88,026,028 shares of the issuer’s common stock, par value $0.01 per share, were outstanding as of January 31, 2012.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION.
Item 1.	Financial Statements (Unaudited)	1
CONDENSED CONSOLIDATED BALANCE SHEETS as of December 31, 2011 and June 30, 2011		2
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS For the Three Months and Six Months Ended December 31, 2011 and 2010, and From Inception on July 1, 1998 through December 31, 2011		3
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY For the Six Months Ended December 31, 2011		4
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Six Months Ended December 31, 2011 and 2010, and From Inception on July 1, 1998 through December 31, 2011		5
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS		6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Overview		14
Liquidity and Capital Resources		19
Changes to Critical Accounting Policies and Estimates		21
Results of Operations		22
Off-Balance Sheet Arrangements		28

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29
Item 4.	Controls and Procedures	29

PART II. OTHER INFORMATION.

Item 1.	Legal Proceedings.	30
Item 1A.	Risk Factors.	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	46
Item 3.	Defaults Upon Senior Securities	46
Item 4.	[REMOVED AND RESERVED]	46
Item 5.	Other Information.	46
Item 6.	Exhibits.	46

SIGNATURES		48

i

PART I. FINANCIAL INFORMATION.

Item 1.	Financial Statements (Unaudited).

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

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	December 31,	June 30,
	2011	2011

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,552,898	$3,609,954
Prepaid research supplies and expenses	1,657,140	1,446,064

Total Current Assets	3,210,038	5,056,018

Equipment, furniture and fixtures, net	7,048	3,782
Intangibles, net	3,634,869	3,524,731
Deferred income tax assets, net	-	-
Security deposit	5,171	12,358

TOTAL ASSETS	$6,857,126	$8,596,889

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$443,752	$559,525
Accrued expenses	802,307	509,806
Line of credit	2,199,108	2,199,108

Total Current Liabilities	3,445,167	3,268,439

Warrant liabilities	478,948	711,259
Grant payable	99,728	99,728

TOTAL LIABILITIES	4,023,843	4,079,426

STOCKHOLDERS' EQUITY:

Preferred stock, $0.01 par value, authorized 5,000,000 shares
Series A 10,297 shares issued and 3,645 and 3,690 shares outstanding, respectively (liquidation preference of $3,736,125 and $3,792,252 at December 31, 2011 and June 30, 2011, respectively)	37	37
Series B 1,200 shares issued and outstanding (liquidation preference of $1,230,000 and $1,230,000 at December 31, 2011 and June 30, 2011, respectively)	12	12
Common stock, $0.01 par value, authorized 350,000,000 shares, issued and outstanding 80,864,443 and 77,769,677, respectively	808,644	777,697
Capital in excess of par	66,376,039	64,488,152
Deficit accumulated during the development stage	(64,351,449)	(60,748,435)

Total Stockholders' Equity	2,833,283	4,517,463

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,857,126	$8,596,889

See Notes to Condensed Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

					Cumulative
	Three months ended December 31,		Six months ended December 31,		Amounts from
	2011	2010	2011	2010	Inception

Revenue	$200,000	$-	$200,000	$-	$1,790,000

Operating expenses:
General and administrative	904,621	706,685	1,550,580	1,375,569	30,441,113
Research and development	751,517	798,352	1,385,703	2,334,859	20,055,061
Total operating expenses	1,656,138	1,505,037	2,936,283	3,710,428	50,496,174

Loss from operations	(1,456,138)	(1,505,037)	(2,736,283)	(3,710,428)	(48,706,174)

Other non-operating income (expense)

Grant income	-	244,479	-	244,479	244,479

Fair value – warrant liability	(39,392)	149,910	232,311	469,386	8,089,978

Sale of state income tax loss – net	-	-	-	-	586,442

Other noncash (expense) income, net	-	(4,604)	-	(115,869)	205,390

Loss on extinguishment of debt	-	-	-	-	(361,877)

Write-off of patents abandoned	-	-	-	-	(1,588,087)

Amortization of debt discount and financing costs	-	-	-	-	(11,227,870)

Interest expense – convertible notes	-	-	-	-	(2,027,930)

Interest (expense) income - net	(32,041)	(21,311)	(62,582)	(39,607)	348,474

Net loss	(1,527,571)	(1,136,563)	(2,566,554)	(3,152,039)	(54,437,175)

Preferred dividends	(127,614)	(675,608)	(1,036,460)	(1,682,014)	(9,914,274)

Loss applicable to common shares	$(1,655,185)	$(1,812,171)	$(3,603,014)	$(4,834,053)	$(64,351,449)

Basic and diluted net loss per common share	$(0.02)	$(0.03)	$(0.05)	$(0.08)

Basic and diluted weighted-average number of common shares outstanding	80,832,267	67,978,776	80,061,012	62,773,481

See Notes to Condensed Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2011

(unaudited)

						Deficit
						Accumulated
						During the
					Capital in Excess	Development	Stockholders'
	Preferred Stock		Common Stock		of Par Value	Stage	Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2011	4,890	$49	77,769,677	$777,697	$64,488,152	$(60,748,435)	$4,517,463

Issuance of common stock at prices ranging from $0.27 per share to $0.31 per share	-	-	1,817,557	18,175	487,075	-	505,250

Commissions and other fees related to the issuance of common stock	-	-	-	-	(32,031)	-	(32,031)

Preferred stock converted into common stock	(45)		155,556	1,555	(1,555)	-	-

Issuance of common stock in lieu of cash payment for dividends	-	-	1,121,653	11,217	248,370	(137,335)	122,252

Deemed dividend - Preferred Stock	-	-	-	-	778,000	(778,000)	-

Fair market value of options and warrants vested	-	-	-	-	408,028	-	408,028

Dividends accrued and unpaid at December 31, 2011	-	-	-	-	-	(121,125)	(121,125)

Net loss	-	-	-	-	-	(2,566,554)	(2,566,554)

Balance July 1, 1998 (inception) through December 31, 2011	4,845	$49	80,864,443	$808,644	$66,376,039	$(64,351,449)	$2,833,283

See Notes to Condensed Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

			Cumulative
	Six months ended December 31,		Amounts from
	2011	2010	Inception
Cash flows from operating activities:
Net loss	$(2,566,554)	$(3,152,039)	$(54,437,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash capital contribution	-	-	85,179
Noncash conversion of accrued expenses into equity	-	-	131,250
Noncash income related to change in fair value of warrant liability	(232,311)	(469,386)	(8,411,237)
Noncash charge for change in warrant terms	-	115,869	115,869
Issuance of common stock and warrants for interest	-	-	2,003,386
Issuance of common stock for services	-	-	53,800
Stock-based compensation expense	408,028	404,734	11,747,977
Depreciation and amortization	118,986	69,304	961,268
Write-off of intangibles			1,588,087
Deferred rent		(4,030)	-
Amortization of convertible note discount	-	-	10,000,000
Amortization of deferred financing costs	-	-	1,227,869
Loss on extinguishment of debt	-	-	361,877
(Increase) decrease in operating assets:
Prepaid expenses and other current assets	(211,076)	(3,181)	(1,657,140)
Security deposit	7,187	-	(5,171)
Increase (decrease) in operating liabilities:
Accounts payable	(115,773)	68,575	443,752
Accrued expenses	293,628	(107,640)	856,183
Net cash used in operating activities	(2,297,885)	(3,077,794)	(34,934,226)

Cash flows from investing activities:
Patent costs	(227,929)	(258,276)	(6,006,606)
Purchase of equipment, furniture and fixtures	(4,461)	(2,026)	(184,666)
Net cash (used in) provided by investing activities	(232,390)	(260,302)	(6,191,272)

Cash flows from financing activities:
Proceeds from grant	-	-	99,728
Proceeds from draw-down on line of credit	-	-	2,199,108
Proceeds from issuance of bridge notes	-	-	525,000
Proceeds from issuance of preferred stock and warrants, net	-	-	10,754,841
Redemption of convertible notes and warrants	-	-	(2,160,986)
Proceeds from issuance of convertible notes	-	-	9,340,000
Deferred financing costs	-	-	(651,781)
Proceeds from issuance of common stock and warrants, net and exercise of warrants and options	473,219	149,277	22,572,486
Net cash provided by financing activities	473,219	149,277	42,678,396

Net (decrease) increase in cash and cash equivalents	(2,057,056)	(3,188,819)	1,552,898

Cash and cash equivalents at beginning of period	3,609,954	8,026,296	-
Cash and cash equivalents at end of period	$1,552,898	$4,837,477	$1,552,898

Supplemental disclosure of non-cash transactions:
Conversion of convertible note into common stock	$-	$-	$10,000,000
Conversion of bridge notes into common stock	-	-	534,316
Conversion of preferred stock into common stock	1,555	122,148	208,886
Allocation of preferred stock proceeds to warrants and beneficial conversion feature	-	-	7,449,780
Allocation of convertible debt proceeds to warrants and beneficial conversion feature	-	360,733	9,340,000
Warrants issued for financing costs	-	-	690,984
Issuance of common stock for interest payments on convertible notes	-	-	2,003,386
Issuance of common stock for dividend payments on preferred stock	259,587	1,188,156	3,324,377
Issuance of common stock in settlement of accounts payable	-	-	175,000
Dividends accrued on preferred stock	(1,127)	133,125	121,125
Supplemental disclosure of cash flow information:
Cash paid for interest	66,788	53,387	303,922

See Notes to Condensed Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 - Basis of Presentation:

The financial statements included herein have been prepared by Senesco Technologies, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, as amended.

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of December 31, 2011, the results of its operations and cash flows for the three months and six months ended December 31, 2011 and 2010.

Interim results are not necessarily indicative of results for the full fiscal year.

Note 2 – Liquidity:

As shown in the accompanying condensed consolidated financial statements, the Company has a history of losses with a deficit accumulated during the development stage from July 1, 1998 (inception) through December 31, 2011 of $64,351,449. Additionally, the Company has generated minimal revenues by licensing its technology for certain crops to companies willing to share in its development costs. In addition, the Company’s technology may not be ready for commercialization for several years. The Company expects to continue to incur losses for the next several years because it anticipates that its expenditures on research and development and administrative activities will significantly exceed its revenues during that period. The Company cannot predict when, if ever, it will become profitable.

As of December 31, 2011, the Company had cash and cash equivalents in the amount of $1,552,898, which consisted of checking accounts and money market funds. In January 2012, the Company received net proceeds in the amount of approximately $1,805,000 from the issuance of common stock and warrants. The Company estimates that its cash and cash equivalents as of December 31, 2011 plus the net proceeds received from the issuance of common stock and warrants in January 2012 will cover its expenses through August 2012.

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

The length of time that it takes for an initial patent application to be approved is generally between four to six years. However, due to the unique nature of each patent application, the actual length of time may vary. If a patent application is denied, the associated cost of that application would be written off. However, the Company has not had any patent applications denied as of December 31, 2011. Additionally, should a patent application become impaired during the application process, the Company would write down or write off the associated cost of that patent application.

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

If a triggering event occurs and the Company's review determines that the future undiscounted cash flows related to the groups, including these assets, will not be sufficient to recover their carrying value, the Company will reduce the carrying values of these assets down to its estimate of fair value and continue amortizing them over their remaining useful lives. To date, except for certain patents and patents pending that the Company abandoned during the year ended June 30, 2011, the Company has not recorded any impairment of intangible assets.

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

As of December 31, 2011, there were 87,237,290 additional potentially dilutive shares of Common Stock. These additional shares include 17,944,444 shares issuable upon conversion of the Preferred Stock, and 69,292,846 shares issuable upon the exercise of outstanding options and warrants. As of December 31, 2010, there were 84,111,290 additional potentially dilutive shares of Common Stock. These additional shares included 17,750,000 shares issuable upon conversion of Preferred Stock and 66,361,290 shares issuable upon the exercise of outstanding options and warrants.

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

The fair value of each stock option and warrant granted or vesting has been determined using the Black-Scholes model. The material factors incorporated in the Black-Scholes model in estimating the value of the options and warrants include the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Warrants granted	None	5,000	None	305,000
Options granted	647,500	4,115,892	4,860,500	4,115,892
Estimated life in years (1)	3.0-5.5	5.0-10.0	3.0-10.0	5.0-10.0
Risk-free interest rate (2)	0.4%-0.9%	1.5%-2.9%	0.4%-1.9%	1.3% – 2.9%
Volatility	91%-104%	104%	91%-105%	104%
Dividend paid	None	None	None	None

(1)	Expected life for employee based stock options was estimated using the “simplified” method, as allowed under the provisions of the securities and exchange commission – accounting bulletin no.110.

(2)	Represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option or warrant term.

The economic values of the options will depend on the future price of the Company's Common Stock, which cannot be forecast with reasonable accuracy.

A summary of changes in the stock option plan for the six months ended December 31, 2011 is as follows:

		Weighted-Average
	Number of Options	Exercise Price
Outstanding at July 1, 2011	11,348,314	$0.78
Granted	4,860,500	0.23
Exercised	—	—
Expired	(975,000)	2.32
Outstanding at December 31, 2011	15,233,814	$0.50
Exercisable at December 31, 2011	9,116,436	$0.66
Not Exercisable at December 31, 2011	6,117,378	$0.27

The weighted average grant date fair value of options granted during the six months ended December 31, 2011 and 2010 was $0.17 and $0.45, respectively.

As of December 31, 2011, the aggregate intrinsic value of stock options outstanding was $159,690, with a weighted-average remaining term of 8.1 years. The aggregate intrinsic value of stock options exercisable at that same date was $59,725, with a weighted-average remaining term of 7.3 years. As of December 31, 2011, the Company has 9,782,789 shares available for future stock option grants.

Stock-based compensation expense for the three months ended December 31, 2011 and December 31, 2010 amounted to $284,477 and $186,121, respectively.

Stock-based compensation expense for the six months ended December 31, 2011 and December 31, 2010 amounted to $408,028 and $404,734, respectively.

As of December 31, 2011, total stock-based compensation expense not yet recognized related to stock option grants amounted to approximately $1,388,000, which will be recognized over the next 45 months.

Note 6 –Loan Payable:

On February 17, 2010, the Company entered into a credit agreement with JMP Securities LLC. The agreement provides the Company with, subject to certain restrictions, including the existence of suitable collateral, up to a $3.0 million line of credit upon which the Company may draw at any time (the “Line of Credit”). Any draws upon the Line of Credit accrue at a monthly interest rate of the broker rate in effect at the interest date (which was 3.75% at December 31, 2011), plus 2.0%. There are no other conditions or fees associated with the Line of Credit. The Line of Credit is not secured by any assets of the Company, but it is secured by certain assets of a member of the Company’s Board of Directors, Harlan W. Waksal, M.D., which security interest is currently held by JMP Securities. In April 2011, we were required to enter into a new demand note with the clearing agent for JMP Securities in connection with the Line of Credit.

Total interest expense recorded under the Line of Credit for the three months ended December 31, 2011 and 2010 amounted to $33,479 and $26,715, respectively.

Total interest expense recorded under the Line of Credit for the six months ended December 31, 2011 and 2010 amounted to $66,788 and $53,387, respectively.

Note 7 – Income Taxes:

No provision for income taxes has been made for the three months and six months ended December 31, 2011 and 2010 given the Company’s losses in 2011 and 2010 and available net operating loss carryforwards. A benefit has not been recorded as the realization of the net operating losses is not assured and the timing in which the Company can utilize its net operating loss carryforwards in any year or in total may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations.

Note 8 - Fair Value Measurements:

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2011 and June 30, 2011:

		Fair Value Measurement at
	Carrying	December 31, 2011
	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$1,552,898	$1,552,898	$-	$-

Liabilities:
Warrant Liabilities	$478,948	$-	$-	$478,948

		Fair Value Measurement at
	Carrying	June 30, 2011
	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$3,609,954	$3,609,954	$-	$-

Liabilities:
Warrant Liabilities	$711,259	$-	$-	$711,259

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments:

	Six months ended December 31,
	2011	2010

Beginning Balance	$711,259	$2,493,794

Reclassification to equity due to change in terms of common stock warrants	-	(1,121,733)

Gain due to change in fair value of warrant liabilities, net	(232,311)	(469,386)

Ending Balance	$478,948	$902,675

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

During the six months ended December 31, 2011 and 2010, the Company revalued all of the remaining warrant liabilities, using the adjusted Black-Scholes and Black-Scholes models. A gain on the change in fair value of the warrant liabilities in the amount of $232,311 and $469,386 was recorded in the Condensed Consolidated Statement of Operations for the six months ended December 31, 2011 and 2010, respectively.

At December 31, 2011 and 2010, there were an aggregate of 21,307,814 and 22,870,314 warrants, respectively, included in the fair value of the warrant liabilities, which are valued at $478,948 and $902,675, respectively.

The assumptions used to value the warrants were as follows:

	December 31, 2011	June 30, 2011
Warrants issued on December 20, 2007

Estimated life in years	1.00	1.50
Risk-free interest rate (1)	0.12%	0.45%
Volatility	74%	79%
Dividend paid	None	None

Warrants issued on June 30, 2008

Estimated life in years	1.50	2.00
Risk-free interest rate (1)	0.20%	0.45%
Volatility	79%	79%
Dividend paid	None	None

Warrants issued on April 1, 2010

Estimated life in years	3.25	3.75
Risk-free interest rate (1)	0.41%	1.29%
Volatility	88%	107%
Dividend paid	None	None

(1)	Represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the warrant term.

Note 10- At Market Issuance Sales Agreement

On December 22, 2010, the Company entered into an At Market Issuance Sales Agreement (the “ATM”) under which the Company, from time to time, may issue and sell shares of its Common Stock, par value $0.01 per share, with an aggregate offering price of up to $5,500,000.

During the six months ended December 31, 2011, the Company issued 1,817,557 shares of Common Stock under the ATM for gross proceeds in the amount of $505,250 and net proceeds in the amount of $473,219. From the inception of the ATM through December 31, 2011, the Company has issued 7,729,014 shares of Common Stock under the ATM for gross proceeds in the amount of $2,358,670.

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

During the six months ended December 31, 2011, 45 shares of Preferred Stock were converted into 155,556 shares of Common Stock. During the six months ended December 31, 2011, the Company issued an additional 1,121,653 shares of Common Stock for the payment of dividends in the amount of $1,037,587. Total dividends payable on the outstanding 4,845 shares of Preferred Stock at December 31, 2011 amounted to $121,125.

Note 12 – Subsequent Event

On January 6, 2012, the Company entered into a securities purchase agreement to raise $1,862,012 in gross proceeds through the sale of 7,161,585 shares of its common stock. The investors, excluding officers and directors of Senesco or funds affiliated with such officers or directors participating in the offering, also received 50% warrant coverage at an exercise price of $0.286 per share. The common stock and 50% warrant coverage (the “Unit”) was priced at $0.26 per Unit.

Note 13 – Recent Accounting Pronouncements

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

We have initiated a Phase 1b/2a clinical study with SNS01-T in multiple myeloma patients. The clinical study is an open-label, multiple-dose, dose-escalation study, which will evaluate the safety and tolerability of SNS01-T when administered by intravenous infusion to relapsed or refractory multiple myeloma patients. The study design calls for four cohorts of three to six patients each. Patients in each cohort will receive twice-weekly dosing for six weeks followed by a four-week safety data review period before escalating to a higher dose level in the next cohort. While the primary objective of the initial study is to evaluate safety and tolerability, the effect of SNS01-T on tumor response will also be evaluated using multiple, well-established criteria including measurement of the monoclonal protein, or M-protein. We have selected Mayo Clinic as a clinical site and are considering adding an additional site. The study is open and we have begun treating patients.

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

We have also demonstrated that the combination of lenalidomide and SNS01-T performs better than either treatment alone in mouse xenograft models of human mantle cell lymphoma. When SCID mice, implanted with an aggressive human mantle cell lymphoma cell line (JVM2), were treated with either 15 mg/kg lenalidomide (5 times weekly by intra-peritoneal injection) or 0.375 mg/kg SNS01-T (twice weekly by intravenous injection) there was a growth delay of 4 days and 14 days, respectively. Mice treated with a combination of both drugs using the same dose levels and dosing regimens exhibited a tumor growth delay of 27 days (p value = 0.0008).

The median survival of mice treated with control nanoparticles was 21 days. Mice treated with lenalidomide or SNS01-T had a median survival of 28 days (33 % increase) and 37 days (76 % increase), respectively. Mice treated with the drug combination had a median survival of 52 days, an increase in survival of 148%. Survival analysis using the Kaplan-Meier method revealed that treatment of mice with the drug combination resulted in statistically significant increases in survival compared to both SNS01-T (p value = 0.002) and lenalidomide (p value = 0.007) alone.

We believe that the results of these studies not only support moving forward in multiple myeloma, but also support extending our clinical evaluation of SNS01-T in other B-cell cancers.

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

We have licensed this technology to various strategic partners. We may continue to license this technology, as opportunities present themselves, to additional strategic partners and/or enter into joint collaborations or ventures.

Our ongoing research and development initiatives for agriculture include assisting our license partners to:

•	further develop and implement the DHS and Factor 5A gene technology in banana, canola, cotton, turfgrass, rice, alfalfa, corn, soybean and trees; and

•	test the resultant crops for new beneficial traits such as increased yield, increased tolerance to environmental stress, disease resistance and more efficient use of fertilizer.

Agricultural Development and License Agreements

Effective December 22, 2011, the Company re-structured its research and development agreement with Rahan Meristem (1998) Ltd (“Rahan”) to reflect the priorities of both Companies. The new agreement is an amendment to the original research and development agreement, dated May 1999, that provided Rahan access to the Company’s proprietary technology enabling the two Companies to engage in a jointly-funded research and development program relating to the development and production of banana plants with improved traits. The new agreement re-structures the collaboration from a cost and profit sharing arrangement to a license agreement, which provides Senesco with a mid- to upper-single digit royalty on incremental revenue as defined in the agreement, from the sale of Rahan’s banana seedling products containing the Company’s technology without any future payments by Senesco for the costs of development and commercialization. If a product, which incorporates Senesco technology, is commercialized by Rahan, the royalties will be payable from first commercial sale for the longer of ten (10) years or the expiration of the last valid patent on a country-by-country basis.

As of December 31, 2011, we have eight (8) active license agreements with established agricultural biotechnology companies.

Agricultural Development Program

Generally, projects with our licensees begin by transforming seed or germplasm to incorporate our technology. Those seeds or germplasm are then grown in our partners’ greenhouses. After successful greenhouse trials, our partners will transfer the plants to the field for field trials. After completion of successful field trials, our partners may have to apply for and receive regulatory approval prior to initiation of any commercialization activities.

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

Intellectual Property

We have twenty-four (24) issued patents from the United States Patent and Trademark Office, or PTO, and seventy-eight (78) issued patents from foreign countries. Of our one hundred and two (102) domestic and foreign issued patents, sixty-six (66) are for the use of our technology in agricultural applications and thirty-six (36) relate to human therapeutics applications.

In addition to our one hundred and two (102) patents, we have a wide variety of patent applications, including divisional applications and continuations-in-part, in process with the PTO and internationally. We intend to continue our strategy of enhancing these new patent applications through the addition of data as it is collected.

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

Liquidity and Capital Resources

Overview

For the six months ended December 31, 2011, net cash of $2,297,885 was used in operating activities primarily due to a net loss of $2,566,554, which was reduced by non-cash expenses, net of non-cash income, of $294,703. Cash used in operating activities was also increased by changes in operating assets and liabilities in the amount of $26,034.

The $26,034 change in operating assets and liabilities was primarily the result of an increase in prepaid expenses in the amount of $211,076 offset by a net increase in accounts payable and accrued expenses in the amount of $177,855 and a repayment of a security deposit in the amount of $7,187.

During the six months ended December 31, 2011, cash used for investing activities amounted to $232,390, which was primarily related to patent costs incurred.

Cash provided by financing activities during the six months ended December 31, 2011 amounted to $473,219, which was related to the placement of common stock through our $5,500,000 ATM facility.

As of December 31, 2011, our cash balance totaled $1,552,898, and we had a working capital deficit of $235,129.

In January 2012, we received net proceeds of approximately $1,805,000 from the issuance of common stock and warrants.

Contractual Obligations

The following table lists our cash contractual obligations as of December 31, 2011:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Research and Development Agreements (1)	$864,424	$646,215	$218,219	$—	$—
Facility, Rent and Operating Leases (2)	$96,952	$34,218	$62,734	$—	$—
Employment, Consulting and Scientific Advisory Board Agreements (3)	$126,250	$46,250	$80,000	$—	$—
Total Contractual Cash Obligations	$1,087,636	$726,683	$360,953	$—	$—

(1)	Certain of our research and development agreements disclosed herein provide that payment is to be made in Canadian dollars and, therefore, the contractual obligations are subject to fluctuations in the exchange rate.

(2)	The lease for our office space in Bridgewater, New Jersey is subject to certain escalations for our proportionate share of increases in the building’s operating costs.

(3)	Certain of our consulting agreements provide for automatic renewal, which is not reflected in the table, unless terminated earlier by the parties to the respective agreements.

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

We anticipate that, based upon our cash balance as of December 31, 2011 and the net proceeds from the issuance of common stock and warrants in January 2012, we will be able to fund our operations through August 31, 2012. However, we have the ability to raise additional capital through our ATM facility, utilize our unused line of credit and, if necessary, delay certain costs. Over such period, we plan to fund our research and development and commercialization activities by:

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

Changes to Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies and estimates as set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, as amended.

Results of Operations

Three Months Ended December 31, 2011 and Three Months Ended December 31, 2010

The net loss for the three months ended December 31, 2011 was $1,527,571. The net loss for the three months ended December 31, 2010 was $1,136,563. Such a change represents an increase in net loss of $391,008, or 34.4%. This increase in net loss was the result of a decrease in other non-operating income and an increase in general and administrative expenses which was partially offset by a decrease in research and development costs and an increase in revenue.

Revenue

Total revenue in the amount of $200,000 for the three months ended December 31, 2011 consisted of a milestone payment in connection with an agricultural license agreement.

There was no revenue during the three months ended December 31, 2010.

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

General and Administrative Expenses

	Three Months Ended December 31,
	2011	2010	Change	%
	(in thousands, except % values)

Payroll and benefits	$159	$136	$23	16.9%
Investor relations	75	57	18	31.6%
Professional fees	265	160	105	65.6%
Director fees	(29)	(14)	(15)	(107.1)%
Depreciation and amortization	62	35	27	77.1%
Other general and administrative	104	163	(59)	(36.2)%
	636	537	99	18.4%
Stock-based compensation	269	170	99	58.2%
Total general and administrative	$905	$707	$198	28.0%

•	Payroll and benefits for the three months ended December 31, 2011 was higher than for the three months ended December 31, 2010, primarily as a result of salary increases effective July 1, 2011 and a 401K contribution made during the three months ended December 31, 2011. There was no 401K contribution during the three months ended December 31, 2010

•	Investor relations fees for the three months ended December 31, 2011 was higher than the for three months ended December 31, 2010, primarily as a result of the costs related to the annual meeting held in December 2011, which was partially offset by lower consultant fees. There was no annual meeting during the three months ended December 31, 2010.

•	Professional fees for the three months ended December 31, 2011 was higher than for the three months ended December 31, 2010, primarily as a result of an increase in legal fees, which was partially offset by a decrease in accounting fees. Legal fees increased primarily due to fees incurred in connection with the exploration of alternative uses of our technology. Accounting fees decreased primarily due to the use of a consultant for a special project during the three months ended December 31, 2010. There were no special projects during the three months ended December 31, 2011.

•	Director fees for the three months ended December 31, 2011 was lower than for the three months ended December 31, 2010, primarily as a result of fewer meetings being held during the three months ended December 31, 2011.

•	Depreciation and amortization for the three months ended December 31, 2011 was higher than for the three months ended December 31, 2010, primarily as a result of an increase in amortization of patent costs.

•	Other general and administrative expenses for the three months ended December 31, 2011 was lower than for the three months ended December 31, 2010, primarily due to a decrease in consultant and travel costs.

•	Stock-based compensation for the three months ended December 31, 2011 was higher than for the three months ended December 31, 2010, primarily due to the black-scholes value on a greater number of options vesting during the three months ended December 31, 2011.

We expect cash-based general and administrative expenses to remain relatively unchanged over the next twelve months.

Research and Development Expenses

	Three Months Ended December 31,
	2011	2010	Change	%
	(in thousands, except % values)
Payroll	$42	$40	$2	5.0%
Research contract with the University of Waterloo	138	150	(12)	(8.0)%
Other research and development	557	592	(35)	(5.9)%
	737	782	(45)	(5.8)%
Stock-based compensation	15	16	(1)	(6.3)%
Total research and development	$752	$798	$(46)	(5.8)%

•	Payroll for the three months ended December 31, 2011 was higher than for the three months ended December 31, 2010, primarily as a result of a salary increases effective July 1, 2011.

•	The cost associated with the research contract with the University of Waterloo for the three months ended December 31, 2011 was lower than for the three months ended December 31, 2010, primarily due to a reduction in amount being funded for agricultural research, effective March 1, 2011.

•	Other research and development costs for the three months ended December 31, 2011 was lower than for the three months ended December 31, 2010, primarily due to a decrease in the costs incurred in connection with our development of SNS01-T for multiple myeloma. Specifically, during the three months ended December 31, 2010, we incurred significant costs related to our pivotal toxicology study and other preclinical work that we did not incur during the three months ended December 31, 2011. This was partially offset by costs incurred related to the performance of the phase 1b/2a clinical trial for multiple myeloma which were not incurred during the three months ended December 31, 2010.

•	Stock-based compensation for the three months ended December 31, 2011 was lower than for the three months ended December 31, 2010, primarily due to a lower black-sholes value of the options vesting and unvested.

The breakdown of our research and development expenses between our agricultural and human therapeutic research programs is as follows:

	Three Months Ended December 31,
	2011	%	2010	%
	(in thousands, except % values)
Agricultural	$112	15%	$139	17%
Human therapeutic	640	85%	659	83%
Total research and development	$752	100%	$798	100%

•	Agricultural research expenses for the three months ended December 31, 2011 was lower than for the three months ended December 31, 2010, primarily due to a reduction in the funding for agricultural research at the University of Waterloo.

•	Human therapeutic research expenses for the three months ended December 31, 2011 was lower than for the three months ended December 31, 2010, primarily as a result of the timing of certain aspects of the development of our drug candidate, SNS01-T, for treating multiple myeloma. Specifically, during the three months ended December 31, 2010, we incurred costs related to our pivotal toxicology studies and other pre-clinical work that we did not incur during the three months ended December 31, 2011. This was mostly offset by costs incurred related to the performance of the Phase 1b/2a clinical trial for multiple myeloma which were not incurred during the three months ended December 31, 2010.

We expect our human therapeutic research program to increase as a percentage of the total research and development expenses as we continue our current research projects and begin new human therapeutic initiatives, in particular as they relate to the clinical development of our drug candidate, SNS01-T, for treating multiple myeloma and other cancers. Additionally, effective January 1, 2012, we will no longer incur development costs in connection with the Rahan Meristem banana project as we converted the joint collaboration agreement into a license agreement.

Other non-operating income and expense

Fair value – warrant liability

On December 31, 2011, the amount of the warrant liability was adjusted to $478,948 from $439,556 at September 30, 2011.

On December 31, 2010, the amount of the warrant liability was adjusted to $902,675 from $1,207,452 at September 30, 2010.

Six Months Ended December 31, 2011 and Six Months Ended December 31, 2010

The net loss for the six months ended December 31, 2011 was $2,566,554. The net loss for the six months ended December 31, 2010 was $3,152,039. Such a change represents a decrease in net loss of $585,485, or 18.6%. This decrease in net loss was primarily the result of an increase in revenue and a decrease research and development costs, which was partially offset by an increase in general and administrative expenses and a decrease in other non-operating income.

Revenue

Total revenue in the amount of $200,000 for the six months ended December 31, 2011 consisted of a milestone payment in connection with an agricultural license agreement.

There was no revenue during the six months ended December 31, 2010.

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

General and Administrative Expenses

	Six Months Ended December 31,
	2011	2010	Change	%
	(in thousands, except % values)

Payroll and benefits	$296	$286	$10	3.5%
Investor relations	120	106	14	13.2%
Professional fees	403	265	138	52.1%
Director fees	21	24	(3)	(1.3)%
Depreciation and amortization	119	69	50	72.5%
Other general and administrative	207	251	(44)	(17.5)%
	1,166	1,001	165	16.5%
Stock-based compensation	385	374	11	2.9%
Total general and administrative	$1,551	$1,375	$176	12.8%

•	Payroll and benefits for the six months ended December 31, 2011 was higher than for the six months ended December 31, 2010, primarily as a result of a 401K contribution made during the six months ended December 31, 2011. There was no 401K contribution during the six months ended December 31, 2010

•	Investor relations fees for the six months ended December 31, 2011 was higher than for the six months ended December 31, 2010, primarily as a result of the costs related to the annual meeting held in December 2011, which was partially offset by lower consultant fees. There was no annual meeting during the six months ended December 31, 2010.

•	Professional fees for the six months ended December 31, 2011 was higher than for the six months ended December 31, 2010, primarily as a result of an increase in legal and accounting fees. Legal fees increased primarily due to fees incurred in connection with the exploration of alternative uses of our technology and discounts on legal fees that were recorded during the six months ended December 31, 2010 but were not available during the six months ended December 31, 2011. Accounting fees increased primarily due to the use of a consultant to prepare a valuation of the Company’s intangible assets.

•	Director fees for the six months ended December 31, 2011 was lower than for the six months ended December 31, 2010, primarily as a result of fewer meetings being held during the six months ended December 31, 2011.

•	Depreciation and amortization for the six months ended December 31, 2011 was higher than for the six months ended December 31, 2010, primarily as a result of an increase in amortization of patent costs.

•	Other general and administrative expenses for the six months ended December 31, 2011 was lower than for the six months ended December 31, 2010, primarily due to a decrease in consultant costs and rent, which was partially offset by an increase in insurance costs.

•	Stock-based compensation for the six months ended December 31, 2011 was higher than for the six months ended December 31, 2010, primarily due to the black-scholes value on a greater number of options outstanding vesting during the six months ended December 31, 2011, which was mostly offset by fewer warrants being issued to consultants during the six months ended December 31, 2011.

We expect cash-based general and administrative expenses to remain relatively unchanged over the next twelve months.

Research and Development Expenses

	Six Months Ended December 31,
	2011	2010	Change	%
	(in thousands, except % values)
Payroll	$82	$95	$(13)	(13.7)%
Research contract with the University of Waterloo	290	315	(25)	(7.9)%
Other research and development	991	1,894	(903)	(47.7)%
	1,363	2,304	(941)	(40.8)%
Stock-based compensation	23	31	(8)	(25.8)%
Total research and development	$1,386	$2,335	$(949)	(40.6)%

•	Payroll for the six months ended December 31, 2011 was lower than for the six months ended December 31, 2010, primarily as a result of a bonus that was paid to the VP-Research during the six months ended December 31, 2010. There were no bonuses paid during the six months ended December 31, 2011.

•	The cost associated with the research contract with the University of Waterloo for the six months ended December 31, 2011 was lower than for the six months ended December 31, 2010, primarily due to a reduction in amount being funded for agricultural research, effective March 1, 2011.

•	Other research and development costs for the six months ended December 31, 2011 was lower than for the six months ended December 31, 2010, primarily due to a decrease in the costs incurred in connection with our development of SNS01-T for multiple myeloma. Specifically, during the six months ended December 31, 2010, we incurred significant costs related to our pivotal toxicology study and other preclinical work that we did not incur during the six months ended December 31, 2011. This was partially offset by costs incurred related to the performance of the Phase 1b/2a clinical trial for multiple myeloma which were not incurred during the six months ended December 31, 2010.

•	Stock-based compensation for the six months ended December 31, 2011 was lower than for the six months ended December 31, 2010, primarily due to a lower black-sholes value of the options vesting.

The breakdown of our research and development expenses between our agricultural and human therapeutic research programs is as follows:

	Six Months Ended December 31,
	2011	%	2010	%
	(in thousands, except % values)
Agricultural	$224	16%	$285	12%
Human therapeutic	1,162	84%	2,050	88%
Total research and development	$1,386	100%	$2,335	100%

•	Agricultural research expenses for the six months ended December 31, 2011 was lower than for the six months ended December 31, 2010, primarily due to a reduction in the funding for agricultural research at the University of Waterloo.

•	Human therapeutic research expenses for the six months ended December 31, 2011 was lower than for the six months ended December 31, 2010, primarily as a result of the timing of certain aspects of the development of our drug candidate, SNS01-T, for treating multiple myeloma. Specifically, during the six months ended December 31, 2010, we incurred costs related to our pivotal toxicology studies and other pre-clinical work that we did not incur during the six months ended December 31, 2011. This was partially offset by costs incurred related to the performance of the Phase 1b/2a clinical trial for multiple myeloma which were not incurred during the six months ended December 31, 2010.

We expect our human therapeutic research program to increase as a percentage of the total research and development expenses as we continue our current research projects and begin new human therapeutic initiatives, in particular as they relate to the clinical development of our drug candidate, SNS01-T, for treating multiple myeloma and other cancers. Additionally, effective January 1, 2012, we will no longer incur development costs in connection with the Rahan Meristem banana project as we converted the joint collaboration agreement into a license agreement.

Other non-operating income and expense

Fair value – warrant liability

On December 31, 2011, the amount of the warrant liability was adjusted to $478,948 from $711,259 at June 30, 2011.

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

The principal executive officer and principal financial officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2011. Based on this evaluation, they have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, or SEC, rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

(b)         Changes in internal controls.

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the three month period ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We are a development stage biotechnology company with a limited operating history and limited assets and capital. We have incurred losses each year since inception and had an accumulated deficit of $64,351,449 at December 31, 2011. We have generated minimal revenues by licensing our technology for certain crops to companies willing to share in our development costs. In addition, our technology may not be ready for commercialization for several years. We expect to continue to incur losses for the next several years because we anticipate that our expenditures on research and development and administrative activities will significantly exceed our revenues during that period. We cannot predict when, if ever, we will become profitable.

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

We believe that at the projected rate of spending we should have sufficient cash to maintain our present operations through August 2012. However, we have the ability to raise additional capital through our ATM facility, utilize our unused line of credit and, if necessary, delay certain costs.

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

As of December 31, 2011, we had a cash balance of $1,552,898 and a working capital deficit of $235,129. Using our available reserves as of December 31, 2011 and the net proceeds of the public offering on January 6, 2012, we believe that we can operate according to our current business plan through August 2012. However, we have the ability to raise additional capital through our ATM facility, utilize our unused line of credit and, if necessary, delay certain costs.

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

In addition, in connection with any funding, if we need to issue more equity securities than our certificate of incorporation currently authorizes, or more than 20% of the shares of our common stock outstanding, we may need stockholder approval. If stockholder approval is not obtained or if adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. Investors may experience dilution in their investment from future offerings of our common stock. For example, if we raise additional capital by issuing equity securities, such an issuance would reduce the percentage ownership of existing stockholders. In addition, assuming the exercise of all options and warrants outstanding and the conversion of the preferred stock into common stock, as of December 31, 2011, we had 151,258,135 shares of common stock authorized but unissued and unreserved, which may be issued from time to time by our board of directors. Furthermore, we may need to issue securities that have rights, preferences and privileges senior to our common stock. Failure to obtain financing on acceptable terms would have a material adverse effect on our liquidity.

Since our inception, we have financed all of our operations through equity and debt financings. Our future capital requirements depend on numerous factors, including:

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

As of December 31, 2011, we have been issued twenty-four (24) patents by the PTO and seventy-eight (78) patents from foreign countries. We have also filed numerous patent applications for our technology in the United States and in several foreign countries, which technology is vital to our primary business, as well as several continuations in part on these patent applications. Our success depends in part upon the grant of patents from our pending patent applications.

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

Many human therapeutic and agricultural biotechnology companies are engaged in research and development activities relating to apoptosis and senescence. The market for plant protection and yield enhancement products is intensely competitive, rapidly changing and undergoing consolidation. We may be unable to compete successfully against our current and future competitors, which may result in price reductions, reduced margins and the inability to achieve market acceptance for products containing our technology. Our competitors in the field of plant senescence gene technology are companies that develop and produce transgenic plants and include major international agricultural companies, specialized biotechnology companies, research and academic institutions and, potentially, our joint venture and strategic alliance partners. These companies include: Mendel Biotechnology, Inc.; Renessen LLC; Exelixis Plant Sciences, Inc.; and Syngenta International AG; among others. Some of our competitors that are involved in apoptosis research include: Celgene, Inc.; Takeda/Millennium; ONYX Pharmaceuticals, Inc.; Amgen Inc.; Centocor, Inc.; Novartis AG; and Genta Incorporated. Many of these competitors have substantially greater financial, marketing, sales, distribution and technical resources than us and have more experience in research and development, clinical trials, regulatory matters, manufacturing and marketing. We anticipate increased competition in the future as new companies enter the market and new technologies become available. Our technology may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors, which will prevent or limit our ability to generate revenues from the commercialization of our technology.

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

The NYSE Amex requires us to meet minimum financial requirements in order to maintain our listing. Currently, we do not meet the $6,000,000 minimum net worth continued listing requirement of the NYSE Amex Exchange and have received a notice of noncompliance from the NYSE Amex Exchange. We submitted a plan of compliance on November 17, 2011 to the NYSE Amex Exchange discussing how we intend to regain compliance with the continued listing requirements. The NYSE Amex Exchange has accepted our plan and granted us an extension until July 20, 2012 to regain compliance with the NYSE Amex’s continuing listing standards, however, if we are unable to meet the plan, it is possible that we will be delisted. If we are delisted from the NYSE Amex, our common stock likely will become a “penny stock.” In general, regulations of the SEC define a “penny stock” to be an equity security that is not listed on a national securities exchange and that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. If our common stock becomes a penny stock, additional sales practice requirements would be imposed on broker-dealers that sell such securities to persons other than certain qualified investors. For transactions involving a penny stock, unless exempt, a broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale. In addition, the rules on penny stocks require delivery, prior to and after any penny stock transaction, of disclosures required by the SEC.

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

As of December 31, 2011, our executive officers and directors together beneficially own approximately 32.7% of the outstanding shares of our common stock, assuming the conversion of preferred stock and exercise of options and warrants which are currently exercisable or will become exercisable within 60 days of December 31, 2011, held by these stockholders. As a result, these stockholders, acting together, will be able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over then-current market prices.

A significant portion of our total outstanding shares of common stock may be sold in the market in the near future, which could cause the market price of our common stock to drop significantly.

As of December 31, 2011, we had 80,864,443 shares of our common stock issued and outstanding and 4,845 shares of convertible preferred stock outstanding which can convert into 17,944,444 shares of common stock. Approximately 34,164,431 shares of such shares are registered pursuant to registration statements on Form S-3 and 64,644,456 of which are either eligible to be sold under SEC Rule 144 or are in the public float. In addition, we have registered 35,890,007 shares of our common stock underlying warrants previously issued on Form S-3 registration statements and we registered 23,005,003 shares of our common stock underlying options granted or to be granted under our stock option plan. Consequently, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, may have a material adverse effect on our stock price.

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

For example, during the quarter ended December 31, 2011, our common stock traded between $0.16 and $0.29 per share.

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

As of December 31, 2011, we have outstanding 4,845 shares of convertible preferred stock which may convert into 17,944,444 shares of our common stock and warrants to purchase 54,059,032 shares of our common stock.  In addition, as of December 31, 2011, we have reserved 25,016,603 shares of our common stock for issuance upon the exercise of options granted or available to be granted pursuant to our stock option plan, all of which may be granted in the future.  Furthermore, in connection with the preferred stock agreements, we are required to reserve an additional 20,857,343 shares of common stock. The conversion of the convertible preferred stock and the exercise of these options and warrants will result in dilution to our existing stockholders and could have a material adverse effect on our stock price. The conversion price of the convertible preferred stock and certain warrants are also subject to certain anti-dilution adjustments.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	[REMOVED AND RESERVED]

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibits.

Exhibit No.	Description
3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on December 22, 2011. (filed herewith)
10.1 +	Amended and Restated Agreement by and between Rahan Meristem (1998) LTD., Senesco Technologies, Inc. and Senesco, Inc. dated December 22, 2011. (filed herewith)
10.2	Form of Warrant. (Incorporated by reference to Exhibit 4.1 of Senesco Technologies, Inc. current report on Form 8-K filed on January 9, 2012)
10.3	Form of Securities Purchase Agreement. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. current report on Form 8-K filed on January 9, 2012)
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350. (furnished herewith)
32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350. (furnished herewith)
101.1	Financial Statements from the Quarterly Report on Form 10-Q of Senesco Technologies, Inc. for the quarter ended December 31, 2011, filed on February 14, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Stockholder’s Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements. (filed herewith)

Exhibit No.	Description

+ Portions of this Exhibit have been redacted pursuant to a confidential treatment request filed with the SEC.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENESCO TECHNOLOGIES, INC.

DATE: February 14, 2012	By:	/s/ Leslie J. Browne
Leslie J. Browne, Ph.D., President
and Chief Executive Officer
(Principal Executive Officer)

DATE: February 14, 2012	By:	/s/ Joel Brooks
Joel Brooks, Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)

