Form 10-Q
period 2012-03-31
SENESCO TECHNOLOGIES INC
filed 2012-05-14
CIK 1035354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

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

Yes:☒	No: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes:☐	No: ☒

93,721,828 shares of the issuer’s common stock, par value $0.01 per share, were outstanding as of April 30, 2012.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

 TABLE OF CONTENTS

			Page
PART I.	FINANCIAL INFORMATION.

	Item 1.	Financial Statements (Unaudited)	1

		CONDENSED CONSOLIDATED BALANCE SHEETS as of March 31, 2012 and June 30, 2011	2

		CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS For the Three Months and Nine Months Ended March 31, 2012 and 2011, and From Inception on July 1, 1998 through March 31, 2012	3

		CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY For the Nine Months Ended March 31, 2012	4

		CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Nine Months Ended March 31, 2012 and 2011, and From Inception on July 1, 1998 through March 31, 2012	5

		NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

		Overview	14

		Liquidity and Capital Resources	19

		Changes to Critical Accounting Policies and Estimates	20

		Results of Operations	21

		Off-Balance Sheet Arrangements	27

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28

	Item 4.	Controls and Procedures	28

PART II.	OTHER INFORMATION.

	Item 1.	Legal Proceedings.	29

	Item 1A.	Risk Factors.	29

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	44

	Item 3.	Defaults Upon Senior Securities	44

	Item 4.	Mine Safety Disclosures	44

	Item 5.	Other Information.	44

	Item 6.	Exhibits.	44

SIGNATURES			45

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

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCESHEETS

(unaudited)

	March 31,	June 30,
	2012	2011

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,207,251	$3,609,954
Prepaid research supplies and expenses	1,735,472	1,446,064

Total Current Assets	4,942,723	5,056,018

Equipment, furniture and fixtures, net	6,454	3,782
Intangibles, net	3,680,235	3,524,731
Deferred income tax assets, net	-	-
Security deposit	5,171	12,358

TOTAL ASSETS	$8,634,583	$8,596,889

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$804,781	$559,525
Accrued expenses	529,060	509,806
Line of credit	2,199,108	2,199,108

Total Current Liabilities	3,532,949	3,268,439

Warrant liabilities	402,900	711,259
Grant payable	99,728	99,728

TOTAL LIABILITIES	4,035,577	4,079,426

STOCKHOLDERS' EQUITY:

Preferred stock, $0.01 par value, authorized 5,000,000 shares
Series A 10,297 shares issued and 3,645 and 3,690 shares outstanding, respectively (liquidation preference of $3,827,250 and $3,792,252 at March 31, 2012 and June 30, 2011, respectively)	37	37
Series B 1,200 shares issued and outstanding (liquidation preference of $1,260,000 and $1,230,000 at March 31, 2012 and June 30, 2011, respectively)	12	12
Common stock, $0.01 par value, authorized 350,000,000 shares, issued and outstanding 91,872,182 and 77,769,677, respectively	918,722	777,697
Capital in excess of par	69,511,823	64,488,152
Deficit accumulated during the development stage	(65,831,588)	(60,748,435)

Total Stockholders' Equity	4,599,006	4,517,463

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,634,583	$8,596,889

See Notes to Condensed Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

					Cumulative
	Three months ended March 31,		Nine months ended March 31,		Amounts from
	2012	2011	2012	2011	Inception

Revenue	$-	$-	$200,000	$-	$1,790,000

Operating expenses:
General and administrative	567,940	567,460	2,118,520	1,943,029	31,009,053
Research and development	540,789	800,341	1,926,492	3,135,200	20,595,850
Total operating expenses	1,108,729	1,367,801	4,045,012	5,078,229	51,604,903

Loss from operations	(1,108,729)	(1,367,801)	(3,845,012)	(5,078,229)	(49,814,903)

Other non-operating income (expense)

Grant income	-	-	-	244,479	244,479

Fair value – warrant liability	76,048	(16,177)	308,359	453,209	8,166,026

Sale of state income tax loss – net	-	-	-	-	586,442

Other noncash (expense) income, net	-	-	-	(115,869)	205,390

Loss on extinguishment of debt	-	-	-	-	(361,877)

Write-off of patents abandoned	-	-	-	-	(1,588,087)

Amortization of debt discount and financing costs	-	-	-	-	(11,227,870)

Interest expense – convertible notes	-	-	-	-	(2,027,930)

Interest (expense) income - net	(27,978)	(21,130)	(90,560)	(60,737)	320,496

Net loss	(1,060,659)	(1,405,108)	(3,627,213)	(4,557,147)	(55,497,834)

Preferred dividends	(419,480)	(716,780)	(1,455,940)	(2,398,794)	(10,333,754)

Loss applicable to common shares	$(1,480,139)	$(2,121,888)	$(5,083,153)	$(6,955,941)	$(65,831,588)

Basic and diluted net loss per common share	$(0.02)	$(0.03)	$(0.06)	$(0.10)

Basic and diluted weighted-average number of common shares outstanding	88,942,763	74,904,192	83,000,064	66,731,159

See Notes to Condensed Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 2012

(unaudited)

						Deficit
						Accumulated
						During the
					Capital in Excess	Development	Stockholders'
	Preferred Stock		Common Stock		of Par Value	Stage	Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2011	4,890	$49	77,769,677	$777,697	$64,488,152	$(60,748,435)	$4,517,463

Issuance of common stock at prices ranging from
$0.26 per share to $0.31 per share	-	-	12,825,296	128,253	3,239,009	-	3,367,262

Commissions and other fees related to the issuance
of common stock	-	-	-	-	(148,383)	-	(148,383)

Preferred stock converted into common stock	(45)		155,556	1,555	(1,555)	-	-

Issuance of common stock in lieu of cash payment
for dividends	-	-	1,121,653	11,217	248,370	(137,335)	122,252

Deemed dividend - Preferred Stock	-	-	-	-	1,076,355	(1,076,355)	-

Fair market value of options and warrants vested	-	-	-	-	609,875	-	609,875

Dividends accrued and unpaid at March 31, 2012	-	-	-	-	-	(242,250)	(242,250)

Net loss	-	-	-	-	-	(3,627,213)	(3,627,213)

Balance July 1, 1998 (inception) through March 31, 2012	4,845	$49	91,872,182	$918,722	$69,511,823	$(65,831,588)	$4,599,006

See Notes to Condensed Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

			Cumulative
	Nine months ended March 31,		Amounts from
	2012	2011	Inception
Cash flows from operating activities:
Net loss	$(3,627,213)	$(4,557,147)	$(55,497,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash capital contribution	-	-	85,179
Noncash conversion of accrued expenses into equity	-	-	131,250
Noncash income related to change in fair value of warrant liability	(308,359)	(453,209)	(8,487,285)
Noncash charge for change in warrant terms	-	115,869	115,869
Issuance of common stock and warrants for interest	-	-	2,003,386
Issuance of common stock for services	-	-	53,800
Stock-based compensation expense	609,875	568,025	11,949,824
Depreciation and amortization	185,499	105,547	1,027,781
Write-off of intangibles	-	-	1,588,087
Deferred rent	-	(6,045)	-
Amortization of convertible note discount	-	-	10,000,000
Amortization of deferred financing costs	-	-	1,227,869
Loss on extinguishment of debt	-	-	361,877
(Increase) decrease in operating assets:
Prepaid expenses and other current assets	(289,408)	(15,077)	(1,735,472)
Security deposit	7,187	-	(5,171)
Increase (decrease) in operating liabilities:
Accounts payable	245,256	(47,139)	804,781
Accrued expenses	(100,744)	(78,720)	461,811
Net cash used in operating activities	(3,277,907)	(4,367,896)	(35,914,248)

Cash flows from investing activities:
Patent costs	(339,214)	(434,941)	(6,117,891)
Purchase of equipment, furniture and fixtures	(4,461)	(2,026)	(184,666)
Net cash used in investing activities	(343,675)	(436,967)	(6,302,557)

Cash flows from financing activities:
Proceeds from grant	-	-	99,728
Proceeds from draw-down on line of credit	-	-	2,199,108
Proceeds from issuance of bridge notes	-	-	525,000
Proceeds from issuance of preferred stock and warrants, net	-	-	10,754,841
Redemption of convertible notes and warrants	-	-	(2,160,986)
Proceeds from issuance of convertible notes	-	-	9,340,000
Deferred financing costs	-	-	(651,781)
Proceeds from issuance of common stock and warrants, net and exercise of warrants and options	3,218,879	1,639,460	25,318,146
Net cash provided by financing activities	3,218,879	1,639,460	45,424,056

Net (decrease) increase in cash and cash equivalents	(402,703)	(3,165,403)	3,207,251

Cash and cash equivalents at beginning of period	3,609,954	8,026,296	-
Cash and cash equivalents at end of period	$3,207,251	$4,860,893	$3,207,251

Supplemental disclosure of non-cash transactions:

Conversion of convertible note into common stock	$-	$-	$10,000,000
Conversion of bridge notes into common stock	-	-	534,316
Conversion of preferred stock into common stock	1,555	131,312	208,886
Allocation of preferred stock proceeds to warrants and beneficial conversion feature	-	-	7,449,780
Allocation of convertible debt proceeds to warrants and beneficial conversion feature	-	360,733	9,340,000
Warrants issued for financing costs	-	-	690,984
Issuance of common stock for interest payments on convertible notes	-	-	2,003,386
Issuance of common stock for dividend payments on preferred stock	259,587	1,785,561	3,324,377
Issuance of common stock in settlement of accounts payable	-	-	175,000
Dividends accrued on preferred stock	119,998	252,500	242,250
Supplemental disclosure of cash flow information:
Cash paid for interest	96,567	79,373	333,701

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 2012, the results of its operations and cash flows for the three months and nine months ended March 31, 2012 and 2011.

Interim results are not necessarily indicative of results for the full fiscal year.

Note 2 – Liquidity:

As shown in the accompanying condensed consolidated financial statements, the Company has a history of losses with a deficit accumulated during the development stage from July 1, 1998 (inception) through March 31, 2012 of $65,831,588. Additionally, the Company has generated minimal revenues by licensing its technology for certain crops to companies willing to share in its development costs. In addition, the Company’s technology may not be ready for commercialization for several years. The Company expects to continue to incur losses for the next several years because it anticipates that its expenditures on research and development and administrative activities will significantly exceed its revenues during that period. The Company cannot predict when, if ever, it will become profitable.

As of March 31, 2012, the Company had cash and cash equivalents in the amount of $3,207,251, which consisted of checking accounts and money market funds. The Company estimates that its cash and cash equivalents as of March 31, 2012 will cover its expenses through November 2012.

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

The length of time that it takes for an initial patent application to be approved is generally between four to six years. However, due to the unique nature of each patent application, the actual length of time may vary. If a patent application is denied, the associated cost of that application would be written off. However, the Company has not had any patent applications denied as of March 31, 2012. Additionally, should a patent application become impaired during the application process, the Company would write down or write off the associated cost of that patent application.

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

As of March 31, 2012, there were 93,058,580 additional potentially dilutive shares of Common Stock. These additional shares include 18,634,615 shares issuable upon conversion of the Preferred Stock, and 74,423,965 shares issuable upon the exercise of outstanding options and warrants. As of March 31, 2011, there were 83,228,243 additional potentially dilutive shares of Common Stock. These additional shares included 16,833,333 shares issuable upon conversion of Preferred Stock and 66,394,910 shares issuable upon the exercise of outstanding options and warrants.

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

The fair value of each stock option and warrant granted or vesting has been determined using the Black-Scholes model. The material factors incorporated in the Black-Scholes model in estimating the value of the options and warrants include the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Warrants granted	None	None	None	305,000
Options granted	204,170	208,620	5,064,670	4,324,512
Estimated life in years (1)	3.0-5.5	5.0-5.5	3.0-10.0	5.0-10.0
Risk-free interest rate (2)	0.4%-0.9%	2.4%	0.4%-1.9%	1.3% – 2.9%
Volatility	88%-104%	104%	88%-105%	104%
Dividend paid	None	None	None	None

(1)	Expected life for employee based stock options was estimated using the “simplified” method, as allowed under the provisions of the Securities and Exchange Commission – Accounting Bulletin no.110.

(2)	Represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option or warrant term.

The economic values of the options will depend on the future price of the Company's Common Stock, which cannot be forecast with reasonable accuracy.

A summary of changes in the stock option plan for the nine months ended March 31, 2012 is as follows:

	Number of Options	Weighted-Average Exercise Price
Outstanding at July 1, 2011	11,348,314	$0.78
Granted	5,064,670	0.23
Exercised	—	—
Expired	(975,000)	2.32
Outstanding at March 31, 2012	15,437,984	$0.50
Exercisable at March 31, 2012	9,542,480	$0.64
Not Exercisable at March 31, 2012	5,895,504	$0.27

The weighted average grant date fair value of options granted during the nine months ended March 31, 2012 and 2011 was $0.17 and $0.45, respectively.

As of March 31, 2012, the aggregate intrinsic value of stock options outstanding was $113,127, with a weighted-average remaining term of 7.9 years. The aggregate intrinsic value of stock options exercisable at that same date was $47,117, with a weighted-average remaining term of 7.2 years. As of March 31, 2012, the Company has 11,788,876 shares available for future stock option grants.

Stock-based compensation expense for the three months ended March 31, 2012 and March 31, 2011 amounted to $201,847 and $163,291, respectively.

Stock-based compensation expense for the nine months ended March 31, 2012 and March 31, 2011 amounted to $609,875 and $568,025, respectively.

As of March 31, 2012, total stock-based compensation expense not yet recognized related to stock option grants amounted to approximately $1,212,000, which will be recognized over the next 42 months.

Note 6 –Loan Payable:

On February 17, 2010, the Company entered into a credit agreement with JMP Securities LLC. The agreement provides the Company with, subject to certain restrictions, including the existence of suitable collateral, up to a $3.0 million line of credit upon which the Company may draw at any time (the “Line of Credit”). Any draws upon the Line of Credit accrue at a monthly interest rate of the broker rate in effect at the interest date (which was 3.75% at March 31, 2012), plus 2.0%. There are no other conditions or fees associated with the Line of Credit. The Line of Credit is not secured by any assets of the Company, but it is secured by certain assets of a member of the Company’s Board of Directors, Harlan W. Waksal, M.D., which security interest is currently held by JMP Securities. In April 2011, we were required to enter into a new demand note with the clearing agent for JMP Securities in connection with the Line of Credit.

Total interest expense recorded under the Line of Credit for the three months ended March 31, 2012 and 2011 amounted to $29,779 and $25,986, respectively.

Total interest expense recorded under the Line of Credit for the nine months ended March 31, 2012 and 2011 amounted to $96,567 and $79,373, respectively.

Note 7 – Income Taxes:

No provision for income taxes has been made for the three months and nine months ended March 31, 2012 and 2011 given the Company’s losses in 2012 and 2011 and available net operating loss carryforwards. A benefit has not been recorded as the realization of the net operating losses is not assured and the timing in which the Company can utilize its net operating loss carryforwards in any year or in total may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations.

Note 8 - Fair Value Measurements:

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2012 and June 30, 2011:

		Fair Value Measurement at
	Carrying	March 31, 2012
	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$3,207,251	$3,207,251	$-	$-
Liabilities:
Warrant Liabilities	$402,900	$-	$-	$402,900

		Fair Value Measurement at
	Carrying	June 30, 2011
	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$3,609,954	$3,609,954	$-	$-
Liabilities:
Warrant Liabilities	$711,259	$-	$-	$711,259

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments:

	Nine months ended March 31,
	2012	2011
Beginning Balance	$711,259	$2,493,794

Reclassification to equity due to change in terms of common stock warrants	-	(1,173,296)

Gain due to change in fair value of warrant liabilities, net	(308,359)	(453,209)

Ending Balance	$402,900	$867,289

Note 9 – Warrant Liabilities:

The warrant liabilities represent the fair value of Common Stock purchase warrants, which have exercise price reset features and cash settlement features.

The fair value of the warrants that have exercise price reset features is estimated using an adjusted Black-Scholes model. The Company computes valuations, each quarter, using the Black-Scholes model for such warrants to account for the various possibilities that could occur due to changes in the inputs to the Black-Scholes model as a result of contractually-obligated changes. The Company effectively weights each calculation based on the likelihood of occurrence to determine the value of the derivative at the reporting date. The Company has an unobservable input for the estimation of the likelihood of a reset occurring, which was estimated to be 75% made up of various reset amounts with probabilities ranging between 10% and 25% per occurrence. These estimates of the likelihood of completing an equity raise that would meet the criteria to trigger the reset provisions are based on numerous factors, including the remaining term of the financial instruments and the Company’s overall financial condition.

The fair value of the warrants that have cash settlement features is estimated using a probability –weighted Black-Scholes model. The unobservable input used by the Company on certain warrants was the estimation of the likelihood of a fundamental transaction, as defined in the related agreements, which was estimated to be 15% at March 31, 2012.

Changes in the unobservable input values would likely cause material changes in the fair value of the Company’s Level 3 financial instruments. The significant unobservable input used in the fair value measurement is the estimation of the likelihood of the occurrence of a change to the strike price of the warrants or the occurrence of a fundamental transaction. A significant increase (decrease) in the this likelihood would result in a higher (lower) fair value measurement.

During the nine months ended March 31, 2012 and 2011, the Company revalued all of the remaining warrant liabilities, using the adjusted Black-Scholes and Black-Scholes models. A gain on the change in fair value of the warrant liabilities in the amount of $308,359 and $453,209 was recorded in the Condensed Consolidated Statement of Operations for the nine months ended March 31, 2012 and 2011, respectively.

At March 31, 2012 and 2011, there were an aggregate of 21,307,814 warrants included in the fair value of the warrant liabilities, which are valued at $402,900 and $867,289, respectively.

The assumptions used to value the warrants were as follows:

	March 31, 2012	June 30, 2011
Warrants issued on December 20, 2007

Estimated life in years	0.75	1.50
Risk-free interest rate (1)	0.19%	0.45%
Volatility	73%	79%
Dividend paid	None	None
Range of estimated strike prices	$0.34 - $0.40	$0.41 - $0.49
Range of estimated probabilities	10% - 25%	25% - 50%

Warrants issued on June 30, 2008

Estimated life in years	1.25	2.00
Risk-free interest rate (1)	0.19%	0.45%
Volatility	73%	79%
Dividend paid	None	None
Range of estimated strike prices	$0.34 - $0.40	$0.41 - $0.49
Range of estimated probabilities	10% - 25%	25% - 50%

Warrants issued on April 1, 2010

Estimated life in years	3.00	3.75
Risk-free interest rate (1)	0.51%	1.29%
Volatility	85%	107%
Dividend paid	None	None
Estimated probability of fundamental transaction	15%	15%

(1)	Represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the warrant term.

Note 10- At Market Issuance Sales Agreement

On December 22, 2010, the Company entered into an At Market Issuance Sales Agreement (the “ATM”) under which the Company, from time to time, may issue and sell shares of its Common Stock, par value $0.01 per share, with an aggregate offering price of up to $5,500,000.

During the nine months ended March 31, 2012, the Company issued 1,817,557 shares of Common Stock under the ATM for gross proceeds in the amount of $505,250. From the inception of the ATM through March 31, 2012, the Company has issued 7,729,014 shares of Common Stock under the ATM for gross proceeds in the amount of $2,358,670.

Note 11 –Preferred Stock

On January 6, 2012, in connection with the Company’s placement of common stock and warrants discussed in Note 12, the conversion price on the then outstanding 4,845 shares of Preferred Stock was adjusted from $0.27 to $0.26, resulting in an additional 690,171 shares of Common Stock that will be issued upon conversion of the then outstanding Preferred Stock. In connection with the adjustments to the conversion price, due to a beneficial conversion feature, an additional dividend in the amount of $298,355 was recorded as an increase to both additional paid-in capital and accumulated deficit. As a result of the resets to the conversion price, each share of Preferred Stock was convertible into 3,846 shares of Common Stock (a conversion price of $0.26).

On July 18, 2011, in connection with the Company’s ATM facility discussed in Note 10, the conversion price on the then outstanding 4,860 shares of Preferred Stock was adjusted from $0.30 to $0.27, resulting in an additional 1,800,000 shares of Common Stock that would be issued upon conversion of the then outstanding Preferred Stock. In connection with the adjustments to the conversion price, due to a beneficial conversion feature, an additional dividend in the amount of $778,000 was recorded as an increase to both additional paid-in capital and accumulated deficit. As a result of the resets to the conversion price, each share of Preferred Stock was convertible into 3,704 shares of Common Stock (a conversion price of $0.27).

During the nine months ended March 31, 2012, 45 shares of Preferred Stock were converted into 155,556 shares of Common Stock. During the nine months ended March 31, 2012, the Company issued an additional 1,121,653 shares of Common Stock for the payment of dividends in the amount of $259,587. Total dividends payable on the outstanding 4,845 shares of Preferred Stock at March 31, 2012 amounted to $242,250.

Note 12 – Equity Placement

On January 6, 2012 and March 1, 2012, the Company entered into securities purchase agreements to raise an aggregate of $2,862,012 in gross proceeds through the sale of an aggregate of 11,007,738 shares of its common stock. The investors, excluding officers and directors of Senesco or funds affiliated with such officers or directors participating in the offering, also received 50% warrant coverage at an exercise price of $0.286 per share. The common stock and 50% warrant coverage (the “Unit”) was priced at $0.26 per Unit.

Note 13 – Recent Accounting Pronouncements

Fair Value Measurements and Disclosures. In May 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance to achieve common fair value measurement and disclosure requirements in GAAP and international financial reporting standards (“IFRS”). The amendments explain how to measure fair value and will improve the comparability of fair value measurement presented and disclosed in financial statements prepared in accordance with GAAP and IFRS. This authoritative guidance is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. The adoption of this guidance during the nine months ended March 31, 2012, did not have an impact on the Company’s Financial Statements.

Balance Sheet Disclosures. In December 2011, the FASB issued authoritative guidance in regards to the presentation of netting assets and liabilities of financial and derivative instruments as a single amount in the statement of financial position to address the difference between GAAP and IFRS. This authoritative guidance is to be applied for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company does not expect the adoption of this guidance to have a material effect on its Financial Statements.

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

SNS01-T for Multiple Myeloma

We have developed a therapeutic candidate, SNS01-T, an improved formulation of SNS01, for the potential treatment of multiple myeloma. SNS01-T utilizes our Factor 5A technology and comprises of two active components: a DNA plasmid, or pDNA, expressing human eIF5A containing a lysine to arginine substitution at amino acid position 50, or eIF5AK50R, and a small inhibitory RNA, or siRNA. These two components are combined in a fixed ratio with a polymer, polyethyleneimine, or PEI, which enables self-assembly of the DNA and RNA into nanoparticles with demonstrated enhanced delivery to tissues and protection from degradation in the blood stream. Under the control of a B cell selective promoter, SNS01-T’s DNA plasmid up-regulates the apoptotic pathways within cancer cells by preferentially expressing the stable arginine form of the Factor 5A death message in target cells. The siRNA reduces expression of the hypusine form of Factor 5A that supports cell survival and proliferation. The siRNA also down-regulates anti-apoptotic proteins, such as NFkB, ICAM and pro-inflammatory cytokines, which protect malignant cells from apoptosis and promote cell growth in multiple myeloma. The PEI, a cationic polymer, promotes auto-assembly of a nanoparticle with the other two components for intravenous delivery and protects the combination from degradation in the bloodstream until it is taken up by the tumor cell, where the siRNA and DNA plasmid are released.

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

We have initiated a Phase 1b/2a clinical study with SNS01-T in multiple myeloma patients. The clinical study is an open-label, multiple-dose, dose-escalation study, which will evaluate the safety and tolerability of SNS01-T when administered by intravenous infusion to relapsed or refractory multiple myeloma patients. The study design calls for four cohorts of three to six patients each. Patients in each cohort will receive twice-weekly dosing for six weeks followed by a four-week safety data review period before escalating to a higher dose level in the next cohort. While the primary objective of the initial study is to evaluate safety and tolerability, the effect of SNS01-T on tumor response will also be evaluated using multiple, well-established criteria including measurement of the monoclonal protein, or M-protein. We have selected Mayo Clinic, University of Arkansas for Medical Sciences and West Virginia University as our clinical sites. The study is open and we have begun treating patients.

We have demonstrated in human multiple myeloma cell lines that there may be an additional benefit to combining SNS01-T with other approved myeloma drugs, such as bortezomib and lenalidomide. We have shown, in vitro, that these drugs are up to forty (40) times more effective in inhibiting cell growth when used in combination with SNS01-T. These results further reinforce the significance of our target and will guide us in designing future clinical studies. Most recently, we have demonstrated a high level of tumor eradication in a mouse model of human multiple myeloma was achieved with a combination of SNS01-T and lenalidomide. While SNS01-T alone performed well by completely eliminating tumors in 40% of the animals, complete tumor eradication was achieved in five out of six or 83% of the treated animals that received SNS01-T combined with the optimal study dose of lenalidomide. This effect has lasted throughout 3 weeks of observation after the end of treatment. Neither dose of lenalidomide used alone eliminated tumors in any of the treated mice.

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

Agricultural Development and License Agreements

Effective December 22, 2011, we re-structured its research and development agreement with Rahan Meristem (1998) Ltd (“Rahan”) to reflect the priorities of both Companies. The new agreement is an amendment to the original research and development agreement, dated May 1999, that provided Rahan access to the Company’s proprietary technology enabling the two Companies to engage in a jointly-funded research and development program relating to the development and production of banana plants with improved traits. The new agreement re-structures the collaboration from a cost and profit sharing arrangement to a license agreement, which provides us with a mid- to upper-single digit royalty on incremental revenue as defined in the agreement, from the sale of Rahan’s banana seedling products containing our technology without any future payments by us for the costs of development and commercialization. If a product, which incorporates our technology, is commercialized by Rahan, the royalties will be payable from first commercial sale for the longer of ten (10) years or the expiration of the last valid patent on a country-by-country basis.

On February 8, 2012, we entered into a research and development agreement with BioCorp Ventures, LLC (“BCV”), a division of technology incubator US Equity Holdings, to use our proprietary eukaryotic translation initiation Factor 5A (eIF5A) technology platform for sustainable energy applications (the “Agreement”). BCV, a newly formed start-up company, will have a license to evaluate our technology for the development of plants and plant products suitable for use in the production of biofuel and biofuel feedstock, including all species of algae and all species in the genus Miscanthus (perennial grasses). Biofuels derived from these organisms include biodiesel and bioethanol. The companies will continue ongoing research and development as BCV works on commercializing the technology. BCV will be fully responsible for further assessing the potential of our technology for all biofuel applications and determining the route to the commercialization of biofuel products. Through our significant know-how at the University of Waterloo, we will be responsible for technology transfer and providing technical advice to facilitate BCV’s operations. After the initial evaluation phase, the Agreement provides annual license maintenance payments to us and royalty payments in the mid-single digits if a product is commercialized by BCV. As part of the Agreement, after the initial evaluation phase, we will have a 15% equity interest in BCV and the right to appoint one member to BCV’s advisory board.

As of March 31, 2012, we have nine (9) active license agreements with established agricultural biotechnology companies.

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

The status of each of our projects with our partners is as follows:

Project	Partner	Status
Banana	Rahan Meristem
- Shelf Life		Field trials
- Disease Resistance		Field trials
Trees	Arborgen
- Growth		Field trials
Alfalfa	Cal/West	Field trials
Corn	Monsanto	Field trials
Cotton	Bayer	Greenhouse
Canola	Bayer	Field trials
Rice	Bayer	Greenhouse
Soybean	Monsanto	Field trials
Turfgrass	The Scotts Company	Greenhouse
Biofuels	BioCorp Ventures	Initial Evaluation

Commercialization by our partners may require a combination of traits in a crop, such as both shelf life and disease resistance, or other traits.

Based upon our commercialization strategy, we anticipate that there may be a significant period of time before plants enhanced using our technology reach consumers.

Intellectual Property

We have twenty-four (24) issued patents from the United States Patent and Trademark Office, or PTO, and sixty-five (65) issued patents from foreign countries. Of our eighty-nine (89) domestic and foreign issued patents, fifty-two (52) are for the use of our technology in agricultural applications and thirty-seven (37) relate to human therapeutics applications.

In addition to our eighty-nine (89) patents, we have a wide variety of patent applications, including divisional applications and continuations-in-part, in process with the PTO and internationally. We intend to continue our strategy of enhancing these new patent applications through the addition of data as it is collected.

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

During our 2011 fiscal year, we reviewed our patent portfolio in order to determine if we could reduce our cost of patent prosecution and maintenance. We identified several patents and patents pending that we believe we no longer need to maintain without having a material impact on the portfolio. We determined that we would no longer incur the cost to prosecute or maintain those patents or patents pending and may allow them to lapse when the next payment was due. Therefore, some of the issued patents may be allowed to lapse in the future.

Liquidity and Capital Resources

Overview

For the nine months ended March 31, 2012, net cash of $3,277,907 was used in operating activities primarily due to a net loss of $3,627,213, which was reduced by non-cash expenses, net of non-cash income, of $487,015. Cash used in operating activities was also reduced by changes in operating assets and liabilities in the amount of $137,709.

The $137,709 change in operating assets and liabilities was primarily the result of an increase in prepaid expenses in the amount of $289,408, a net increase in accounts payable and accrued expenses in the amount of $144,512 and a repayment of a security deposit in the amount of $7,187.

During the nine months ended March 31, 2012, cash used for investing activities amounted to $343,675, which was primarily related to patent costs incurred.

Cash provided by financing activities during the nine months ended March 31, 2012 amounted to $3,218,879, $473,219 of which was related to the placement of common stock through our $5,500,000 ATM facility and $2,745,660 of which was related to the placement of common stock and warrants.

As of March 31, 2012, our cash balance totaled $3,207,251, and we had working capital of $1,409,774.

In January 2012 and March 2012, we received net proceeds of approximately $2,745,660 from the issuance of common stock and warrants.

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

We anticipate that, based upon our cash balance as of March 31, 2012, we will be able to fund our operations through November 30, 2012. However, we have the ability to raise additional capital through our ATM facility, utilize our unused line of credit and, if necessary, delay certain costs. Over such period, we plan to fund our research and development and commercialization activities by:

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

Results of Operations

Three Months Ended March 31, 2012 and Three Months Ended March 31, 2011

The net loss for the three months ended March 31, 2012 was $1,060,659. The net loss for the three months ended March 31, 2011 was $1,405,108. Such a change represents a decrease in net loss of $344,449, or 24.5%. This decrease in net loss was the result of a decrease in research and development costs and an increase in non-operating income.

Revenue

There was no revenue during the three months ended March 31, 2012 and March 31, 2011.

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

General and Administrative Expenses

	Three Months Ended March 31,
	2012	2011	Change	%
	(in thousands, except % values)

Payroll and benefits	$151	$144	$7	4.9%
Investor relations	44	90	(46)	(51.1)%
Professional fees	26	39	(13)	(33.3)%
Director fees	8	16	(8)	(50.0)%
Depreciation and amortization	67	36	31	86.1%
Other general and administrative	88	82	6	7.3%
	384	407	(23)	(5.7)%
Stock-based compensation	184	160	24	15.0%
Total general and administrative	$568	$567	$1	00.2%

•	Payroll and benefits for the three months ended March 31, 2012 was higher than for the three months ended March 31, 2011, primarily as a result of salary increases effective July 1, 2011.

•	Investor relations fees for the three months ended March 31, 2012 was lower than for the three months ended March 31, 2011, primarily as a result of the costs related to the annual meeting held in March 2011. There was no annual meeting during the three months ended March 31, 2012.

•	Professional fees for the three months ended March 31, 2012 was lower than for the three months ended March 31, 2011, primarily as a result of a decrease in legal fees. Legal fees decreased primarily due to fees incurred in connection with the exploration of alternative uses of our technology during the three months ended March 31, 2011 which were not incurred during the three months ended March 31, 2012.

•	Director fees for the three months ended March 31, 2012 was lower than for the three months ended March 31, 2011, primarily as a result of fewer meetings being held during the three months ended March 31, 2012.

•	Depreciation and amortization for the three months ended March 31, 2012 was higher than for the three months ended March 31, 2011, primarily as a result of an increase in amortization of patent costs.

•	Other general and administrative expenses for the three months ended March 31, 2012 was higher than for the three months ended March 31, 2011, primarily due to a decrease in rent and telecom costs.

•	Stock-based compensation for the three months ended March 31, 2012 was higher than for the three months ended March 31, 2011, primarily due to the Black-Scholes value on a greater number of options vesting during the three months ended March 31, 2012.

We expect cash-based general and administrative expenses to remain relatively unchanged over the next twelve months.

Research and Development Expenses

	Three Months Ended March 31,
	2012	2011	Change	%
	(in thousands, except % values)
Payroll	$43	$41	$2	4.9%
Research contract with the University of Waterloo	139	149	(10)	(6.7)%
Other research and development	341	607	(266)	(43.8)%
	523	797	(274)	(34.4)%
Stock-based compensation	18	3	15	500.0%
Total research and development	$541	$800	$(259)	(32.4)%

•	Payroll for the three months ended March 31, 2012 was higher than for the three months ended March 31, 2011, primarily as a result of a salary increases effective July 1, 2011.

•	The cost associated with the research contract with the University of Waterloo for the three months ended March 31, 2012 was lower than for the three months ended March 31, 2011, primarily due to a reduction in amount being funded for agricultural research, effective March 1, 2011.

•	Other research and development costs for the three months ended March 31, 2012 was lower than for the three months ended March 31, 2011, primarily due to a decrease in the costs incurred in connection with our development of SNS01-T for multiple myeloma. Specifically, during the three months ended March 31, 2011, we incurred significant costs related to the filing and follow up of our investigational new drug application and other preclinical work that we did not incur during the three months ended March 31, 2012. This was partially offset by costs incurred related to the performance of the phase 1b/2a clinical trial for multiple myeloma which were not incurred during the three months ended March 31, 2011.

•	Stock-based compensation for the three months ended March 31, 2012 was higher than for the three months ended March 31, 2011, primarily due to the Black-Scholes value on a greater number of options vesting during the three months ended March 31, 2012.

The breakdown of our research and development expenses between our agricultural and human therapeutic research programs is as follows:

	Three Months Ended March 31,
	2012	%	2011	%
	(in thousands, except % values)
Agricultural	$48	9%	$126	16%
Human therapeutic	493	91%	674	84%
Total research and development	$541	100%	$800	100%

•	Agricultural research expenses for the three months ended March 31, 2012 was lower than for the three months ended March 31, 2011, primarily due to a reduction in the funding for agricultural research at the University of Waterloo.

•	Human therapeutic research expenses for the three months ended March 31, 2012 was lower than for the three months ended March 31, 2011, primarily as a result of the timing of certain aspects of the development of our drug candidate, SNS01-T, for treating multiple myeloma. Specifically, during the three months ended March 31, 2011, we incurred costs related to the filing and follow-up of our investigational new drug application and other pre-clinical work that we did not incur during the three months ended March 31, 2012. This was partially offset by costs incurred related to the performance of the Phase 1b/2a clinical trial for multiple myeloma which were not incurred during the three months ended March 31, 2011.

We expect our human therapeutic research program to increase as a percentage of the total research and development expenses as we continue our current research projects and begin new human therapeutic initiatives, in particular as they relate to the clinical development of our drug candidate, SNS01-T, for treating multiple myeloma and other cancers.

Other non-operating income and expense

Fair value – warrant liability

The amounts represent the change in the fair value of the warrant liability for the three months ended March 31, 2012 and 2011.

Nine Months Ended March 31, 2012 and Nine Months Ended March 31, 2011

The net loss for the nine months ended March 31, 2012 was $3,627,213. The net loss for the nine months ended March 31, 2011 was $4,557,147. Such a change represents a decrease in net loss of $929,934, or 20.4%. This decrease in net loss was primarily the result of an increase in revenue and a decrease research and development costs, which was partially offset by an increase in general and administrative expenses and a decrease in other non-operating income.

Revenue

Total revenue in the amount of $200,000 for the nine months ended March 31, 2012 consisted of a milestone payment in connection with an agricultural license agreement.

There was no revenue during the nine months ended March 31, 2011.

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

General and Administrative Expenses

	Nine Months Ended March 31,
	2012	2011	Change	%
	(in thousands, except % values)

Payroll and benefits	$447	$429	$18	4.2%
Investor relations	164	196	(32)	(16.3)%
Professional fees	429	305	124	40.7%
Director fees	29	40	(11)	(27.5)%
Depreciation and amortization	185	105	80	76.2%
Other general and administrative	296	334	(38)	(11.4)%
	1,550	1,409	141	10.0%
Stock-based compensation	569	534	35	6.6%
Total general and administrative	$2,119	$1,943	$176	9.1%

•	Payroll and benefits for the nine months ended March 31, 2012 was higher than for the nine months ended March 31, 2011, primarily as a result of a 401K contribution made during the nine months ended March 31, 2012 and salary increases effective July 1, 2011. There was no 401K contribution during the nine months ended March 31, 2011.

•	Investor relations fees for the nine months ended March 31, 2012 was lower than for the nine months ended March 31, 2011, primarily as a result of lower consultant fees.

•	Professional fees for the nine months ended March 31, 2012 was higher than for the nine months ended March 31, 2011, primarily as a result of an increase in legal and accounting fees. Legal fees increased primarily due to fees incurred in connection with the exploration of alternative uses of our technology and discounts on legal fees that were recorded during the nine months ended March 31, 2011 but were not available during the nine months ended March 31, 2012. Accounting fees increased primarily due to the use of a consultant to prepare a valuation of the Company’s intangible assets.

•	Director fees for the nine months ended March 31, 2012 was lower than for the nine months ended March 31, 2011, primarily as a result of fewer meetings being held during the nine months ended March 31, 2012.

•	Depreciation and amortization for the nine months ended March 31, 2012 was higher than for the nine months ended March 31, 2011, primarily as a result of an increase in amortization of patent costs.

•	Other general and administrative expenses for the nine months ended March 31, 2012 was lower than for the nine months ended March 31, 2011, primarily due to a decrease in consultant costs, rent and telecom, which was partially offset by an increase in insurance costs.

•	Stock-based compensation for the nine months ended March 31, 2012 was higher than for the nine months ended March 31, 2011, primarily due to the Black-Scholes value on a greater number of options outstanding vesting during the nine months ended March 31, 2012.

We expect cash-based general and administrative expenses to remain relatively unchanged over the next twelve months.

Research and Development Expenses

	Nine Months Ended March 31,
	2012	2011	Change	%
	(in thousands, except % values)
Payroll	$125	$137	$(12)	(8.8)%
Research contract with the University of Waterloo	429	463	(34)	(7.3)%
Other research and development	1,332	2,502	(1,170)	(46.8)%
	1,886	3,102	(1,216)	(39.2)%
Stock-based compensation	40	33	7	21.2%
Total research and development	$1,926	$3,135	$(1,209)	(38.6)%

•	Payroll for the nine months ended March 31, 2012 was lower than for the nine months ended March 31, 2011, primarily as a result of a bonus that was paid to the VP-Research during the nine months ended March 31, 2011. There were no bonuses paid during the nine months ended March 31, 2012.

•	The cost associated with the research contract with the University of Waterloo for the nine months ended March 31, 2012 was lower than for the nine months ended March 31, 2011, primarily due to a reduction in amount being funded for agricultural research, effective March 1, 2011.

•	Other research and development costs for the nine months ended March 31, 2012 was lower than for the nine months ended March 31, 2011, primarily due to a decrease in the costs incurred in connection with our development of SNS01-T for multiple myeloma. Specifically, during the nine months ended March 31, 2011, we incurred significant costs related to our filing and follow-up of our investigational new drug application, pivotal toxicology study and other preclinical work that we did not incur during the nine months ended March 31, 2012. This was partially offset by costs incurred related to the performance of the Phase 1b/2a clinical trial for multiple myeloma which were not incurred during the nine months ended March 31, 2011.

•	Stock-based compensation for the nine months ended March 31, 2012 was higher than for the nine months ended March 31, 2011, primarily due to the Black-Scholes value on a greater number of options vesting during the nine months ended March 31, 2012.

The breakdown of our research and development expenses between our agricultural and human therapeutic research programs is as follows:

	Nine Months Ended March 31,
	2012	%	2011	%
	(in thousands, except % values)
Agricultural	$240	12%	$403	13%
Human therapeutic	1,686	88%	2,732	87%
Total research and development	$1,926	100%	$3,135	100%

•	Agricultural research expenses for the nine months ended March 31, 2012 was lower than for the nine months ended March 31, 2011, primarily due to a reduction in the funding for agricultural research at the University of Waterloo and a reduction in the funding for banana field trials due to the conversion of the joint collaboration agreement with Rahan Meristem into a license agreement in December 2011.

•	Human therapeutic research expenses for the nine months ended March 31, 2012 was lower than for the nine months ended March 31, 2011, primarily as a result of the timing of certain aspects of the development of our drug candidate, SNS01-T, for treating multiple myeloma. Specifically, during the nine months ended March 31, 2011, we incurred costs related to our filing and follow-up of our investigational new drug application, pivotal toxicology studies and other pre-clinical work that we did not incur during the nine months ended March 31, 2012. This was partially offset by costs incurred related to the performance of the Phase 1b/2a clinical trial for multiple myeloma which were not incurred during the nine months ended March 31, 2011.

We expect our human therapeutic research program to increase as a percentage of the total research and development expenses as we continue our current research projects and begin new human therapeutic initiatives, in particular as they relate to the clinical development of our drug candidate, SNS01-T, for treating multiple myeloma and other cancers.

Other non-operating income and expense

Fair value – warrant liability

The amounts represent the change in the fair value of the warrant liability for the nine months ended March 31, 2012 and 2011.

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

The principal executive officer and principal financial officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2012. Based on this evaluation, they have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, or SEC, rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

(b)	Changes in internal controls.

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the three month period ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

We are a development stage biotechnology company with a limited operating history and limited assets and capital. We have incurred losses each year since inception and had an accumulated deficit of $65,831,588 at March 31, 2012. We have generated minimal revenues by licensing our technology for certain crops to companies willing to share in our development costs. In addition, our technology may not be ready for commercialization for several years. We expect to continue to incur losses for the next several years because we anticipate that our expenditures on research and development and administrative activities will significantly exceed our revenues during that period. We cannot predict when, if ever, we will become profitable.

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

We believe that at the projected rate of spending we should have sufficient cash to maintain our present operations through November 2012. However, we have the ability to raise additional capital through our ATM facility, utilize our unused line of credit and, if necessary, delay certain costs.

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

As of March 31, 2012, we had a cash balance of $3,207,251 and working capital of $1,409,774. Using our available reserves as of March 31, 2012, we believe that we can operate according to our current business plan through November 2012. However, we have the ability to raise additional capital through our ATM facility, utilize our unused line of credit and, if necessary, delay certain costs.

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

In addition, in connection with any funding, if we need to issue more equity securities than our certificate of incorporation currently authorizes, or more than 20% of the shares of our common stock outstanding, we may need stockholder approval. If stockholder approval is not obtained or if adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. Investors may experience dilution in their investment from future offerings of our common stock. For example, if we raise additional capital by issuing equity securities, such an issuance would reduce the percentage ownership of existing stockholders. In addition, assuming the exercise of all options and warrants outstanding and the conversion of the preferred stock into common stock, as of March 31, 2012, we had 132,215,968 shares of common stock authorized but unissued and unreserved, which may be issued from time to time by our board of directors. Furthermore, we may need to issue securities that have rights, preferences and privileges senior to our common stock. Failure to obtain financing on acceptable terms would have a material adverse effect on our liquidity.

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

As of March 31, 2012, we have been issued twenty-four (24) patents by the PTO and sixty-five (65) patents from foreign countries. We have also filed numerous patent applications for our technology in the United States and in several foreign countries, which technology is vital to our primary business, as well as several continuations in part on these patent applications. Our success depends in part upon the grant of patents from our pending patent applications.

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

Many human therapeutic and agricultural biotechnology companies are engaged in research and development activities relating to apoptosis and senescence. The market for plant protection and yield enhancement products is intensely competitive, rapidly changing and undergoing consolidation. We may be unable to compete successfully against our current and future competitors, which may result in price reductions, reduced margins and the inability to achieve market acceptance for products containing our technology. Our competitors in the field of plant senescence gene technology are companies that develop and produce transgenic plants and include major international agricultural companies, specialized biotechnology companies, research and academic institutions and, potentially, our joint venture and strategic alliance partners. These companies include: Mendel Biotechnology, Inc.; Ceres, Inc., Archer Daniels Midland and Syngenta International AG; among others. Some of our competitors that are involved in apoptosis research include: Celgene, Inc.; Takeda/Millennium; ONYX Pharmaceuticals, Inc.; Amgen Inc.; Centocor, Inc.; Novartis AG; and Genta Incorporated. Many of these competitors have substantially greater financial, marketing, sales, distribution and technical resources than us and have more experience in research and development, clinical trials, regulatory matters, manufacturing and marketing. We anticipate increased competition in the future as new companies enter the market and new technologies become available. Our technology may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors, which will prevent or limit our ability to generate revenues from the commercialization of our technology.

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

As of March 31, 2012, our executive officers and directors together beneficially own approximately 31.3% of the outstanding shares of our common stock, assuming the conversion of preferred stock and exercise of options and warrants which are currently exercisable or will become exercisable within 60 days of March 31, 2012, held by these stockholders. As a result, these stockholders, acting together, will be able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over then-current market prices.

A significant portion of our total outstanding shares of common stock may be sold in the market in the near future, which could cause the market price of our common stock to drop significantly.

As of March 31, 2012, we had 91,872,182 shares of our common stock issued and outstanding and 4,845 shares of convertible preferred stock outstanding which can convert into 18,634,615 shares of common stock. Approximately 34,164,431 shares of such shares are registered pursuant to registration statements on Form S-3 and 76,342,366 of which are either eligible to be sold under SEC Rule 144 or are in the public float. In addition, we have registered 35,890,007 shares of our common stock underlying warrants previously issued on Form S-3 registration statements and we registered 25,215,260 shares of our common stock underlying options granted or to be granted under our stock option plan. Consequently, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, may have a material adverse effect on our stock price.

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

For example, during the quarter ended March 31, 2012, our common stock traded between $0.21 and $0.28 per share.

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

As of March 31, 2012, we have outstanding 4,845 shares of convertible preferred stock which may convert into 18,634,615 shares of our common stock and warrants to purchase 58,985,981 shares of our common stock.  In addition, as of March 31, 2012, we have reserved 25,215,260 shares of our common stock for issuance upon the exercise of options granted or available to be granted pursuant to our stock option plan, all of which may be granted in the future.  Furthermore, in connection with the preferred stock agreements, we are required to reserve an additional 21,064,394 shares of common stock. The conversion of the convertible preferred stock and the exercise of these options and warrants will result in dilution to our existing stockholders and could have a material adverse effect on our stock price. The conversion price of the convertible preferred stock and certain warrants are also subject to certain anti-dilution adjustments.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibits.

Exhibit No.	Description
4.1	Form of Warrant (Incorporated by reference to Exhibit 4.1 of Senesco Technologies, Inc. current report on Form 8-K filed on January 9, 2012.)
4.2	Form of Warrant (Incorporated by reference to Exhibit 4.1 of Senesco Technologies, Inc. current report on Form 8-K filed on March 2, 2012.)
10.1 +	Biofuels Evaluation and License Agreement by and between BioCorp Ventures LLC, Senesco Technologies, Inc. and Senesco, Inc. dated February 8, 2012 . (filed herewith)
10.2	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. current report on Form 8-K filed on January 9, 2012.)
10.3	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. current report on Form 8-K filed on March 2, 2012.)
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350. (furnished herewith)
32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350. (furnished herewith)
101.1

Financial Statements from the Quarterly Report on Form 10-Q of Senesco Technologies, Inc. for the quarter ended March 31, 2012, filed on May 14, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Stockholder’s Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements. (filed herewith)

+ Portions of this Exhibit have been redacted pursuant to a confidential treatment request filed with the SEC.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENESCO TECHNOLOGIES, INC.

DATE: May 14, 2012	By:	/s/ Leslie J. Browne
Leslie J. Browne, Ph.D., President
and Chief Executive Officer
(Principal Executive Officer)

DATE: May 14, 2012	By:	/s/ Joel Brooks
Joel Brooks, Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)

