Form 10-K
period 2012-06-30
SENESCO TECHNOLOGIES INC
filed 2012-09-28
CIK 1035354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________ to _____________

Commission file number: 001-31326

SENESCO TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1368850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

721 Route 202/206, Suite 130, Bridgewater, New Jersey	08807
(Address of principal executive offices)	(Zip Code)

(908) 864-4444
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 par value per share.	NYSE MKT

Securities registered under Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act .     Yes ☐   No☒

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

Large accelerated filer ☐ Accelerated filer ☐

Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒

As of December 31, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $17,813,515, based on the closing sales price as reported on the NYSE MKT on that date.

The number of shares outstanding of each of the registrant's classes of common stock, as of September 15, 2012:

Class	Number of Shares

Common Stock, $0.01 par value	116,753,185
Preferred Stock, $0.01 par value	995

-i-

PART I

Item 1.	Business.

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

SNS01-T for Multiple Myeloma

We have developed a therapeutic candidate, SNS01-T, an improved formulation of SNS01, for the potential treatment of multiple myeloma and non-Hodgkin B-cell lymplomas. SNS01-T utilizes our Factor 5A technology and comprises two active components: a DNA plasmid, or pDNA, expressing human eIF5A containing a lysine to arginine substitution at amino acid position 50, or eIF5AK50R, and a small inhibitory RNA, or siRNA. These two components are combined in a fixed ratio with a polymer, polyethyleneimine, or PEI, which enables self-assembly of the DNA and RNA into nanoparticles with demonstrated enhanced delivery to tissues and protection from degradation in the blood stream. Under the control of a B cell selective promoter, SNS01-T’s DNA plasmid up-regulates the apoptotic pathways within cancer cells by preferentially expressing the stable arginine form of the Factor 5A death message in target cells. The siRNA, by silencing the eIF5A gene, reduces expression of the hypusine form of Factor 5A that supports cell survival and proliferation. The silencing of the eIF5A gene by an eIF5A siRNA also down-regulates anti-apoptotic proteins, such as NFkB, ICAM and pro-inflammatory cytokines, which protect malignant cells from apoptosis and promote cell growth in multiple myeloma. The PEI, a cationic polymer, promotes auto-assembly of a nanoparticle with the other two components for intravenous delivery and protects the combination from degradation in the bloodstream until it is taken up by the tumor cell, where the siRNA and DNA plasmid are released.

We have performed efficacy, toxicological and dose-finding studies in vitro in non-human and human cells and in vivo in mice with SNS01. Our efficacy studies in severe combined immune-deficient, or SCID, mice with subcutaneous human multiple myeloma tumors tested SNS01 dose ranging from 0.15 mg/kg to 1.5 mg/kg. In these studies, mice treated with a dose of either 0.75 mg/kg or 1.5 mg/kg both showed, compared to relevant controls, a 91% reduction in tumor volume and a decrease in tumor weight of 87% and 95%, respectively. For mice that received smaller doses of either 0.38 mg/kg or 0.15 mg/kg, there was also a reduction in tumor volume of 73% and 61%, respectively, and weight of 74% and 36%, respectively. All SNS01 treated mice survived. This therapeutic dose range study provided the basis for a non-good laboratory practices, or GLP, 8-day maximum tolerated dose study in which normal mice received two intravenous doses of increasing amounts of SNS01 (from 2.2 mg/kg). Body weight, organ weight and serum levels of liver enzymes were used as clinical indices to assess toxicity. A dose between 2.2 mg/kg and 2.9 mg/kg was well tolerated with respect to these clinical indices, and the survival rate at 2.9 mg/kg was 80%. Mice receiving above 2.9 mg/kg of SNS01 showed evidence of morbidity and up to 80% mortality. The 2.9 mg/kg threshold was therefore determined to be the maximum tolerated dose in mice in this study. We have also completed our pivotal GLP toxicology studies in mice and dogs, employing SNS01-T, an improved formulation of SNS01, and have an open investigational new drug application, or IND, with the United States Food and Drug Administration, or FDA. We have also been granted orphan drug status for SNS01-T by the FDA for the potential treatment of multiple myeloma, mantle cell lymphoma and diffuse large B-cell lymphoma.

We are conducting a Phase 1b/2a clinical study with SNS01-T in multiple myeloma patients. The clinical study is an open-label, multiple-dose, dose-escalation study, which is evaluating the safety and tolerability of SNS01-T when administered by intravenous infusion to relapsed or refractory multiple myeloma patients. The study design calls for four cohorts of three to six patients each. Patients in each cohort will receive twice-weekly dosing for six weeks followed by up to a four-week safety data review period before escalating to a higher dose level in the next cohort. While the primary objective of the initial study is to evaluate safety and tolerability, the effect of SNS01-T on tumor response will also be evaluated using multiple, well-established criteria including measurement of the monoclonal protein, or M-protein. We have selected Mayo Clinic, University of Arkansas for Medical Sciences and the Randolph Cancer Center at West Virginia University as our clinical sites. The study is open and we have completed our first cohort. The results of the first cohort showed that SNS01-T was safe and well tolerated and met the criteria for Stable Disease in 2 of the 3 evaluable patients. We are now treating patients in the second cohort.

We have demonstrated in human multiple myeloma cell lines that there may be an additional benefit to combining SNS01-T with other approved myeloma drugs, such as bortezomib and lenalidomide. We have shown, in vitro, that these drugs are up to forty (40) times more effective in inhibiting cell growth when used in combination with SNS01-T. These results further reinforce the significance of our target and will guide us in designing future clinical studies. We have demonstrated that a high level of tumor eradication in a mouse model of human multiple myeloma was achieved with a combination of SNS01-T and lenalidomide. While SNS01-T alone performed well by completely eliminating tumors in 40% of the animals, complete tumor eradication was achieved in five out of six or 83% of the treated animals that received SNS01-T combined with the optimal study dose of lenalidomide. This effect lasted throughout 6 weeks of observation after the end of treatment. Neither dose of lenalidomide used alone eliminated tumors in any of the treated mice. Most recently, we have demonstrated the benefits of combining SNS01-T with bortezomib. In a mouse model of human multiple myeloma, SNS01-T as a monotherapy achieved 59% tumor growth inhibition, which exceeded that of bortezomib alone at either the 0.2 mg/kg dose (22% inhibition) or at the 0.5 mg/kg dose (39% inhibition). However, the combination of SNS01-T with 0.5 mg/kg of bortezomib resulted in 89% tumor inhibition, which was significantly more effective than either SNS01-T or bortezomib alone.

SNS01-T for other B-cell cancers

We have demonstrated in mice that we can inhibit the growth of both human mantle cell and diffuse large B-cell lymphoma in a dose-dependent manner.

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

Human Therapeutic Target Markets

We believe that our eIF5A platform technology may have broad applicability in the human therapeutic field, by either inducing or inhibiting apoptosis. Inducing apoptosis may be useful in treating certain forms of cancer where tumor cells do not respond to immune system signals to undergo apoptosis. Inhibiting apoptosis may be useful in preventing or treating a wide range of inflammatory and ischemic diseases attributed to premature apoptosis, including diabetes, diabetic retinopathy and lung inflammation.

We have advanced our research in multiple myeloma and are conducting a Phase 1b/2a clinical trial, and may select additional human therapeutic indications to investigate in clinical trials. We believe that the success of our future operations will likely depend on our ability to transform our research and development activities into commercial applications.

Human Therapeutic Research Program

Our human therapeutic research program, which consists of pre-clinical in-vitro and in-vivo experiments designed to assess the role and mode of action of Factor 5A in human diseases and a phase 1a/2b clinical trial, is being performed by approximately eleven (11) third party researchers, at our direction, at Criterium, the University of Waterloo and other facilities. Additionally, we outsource certain projects, such as our clinical trial, to other third party research organizations.

Our research and development expenses incurred on human therapeutic applications were approximately $2,286,511, or 89%, of our total research and development expenses for the year ended June 30, 2012.

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

Our planned future research and development initiatives for human therapeutics include:

o	Multiple Myeloma. Continue a Phase 1b/2a clinical trial. In connection with the clinical trial, we have engaged Criterium to manage the operational aspects of the Phase 1b/2a clinical study. We have also entered into an agreement with Mayo Clinic, University of Arkansas and University of West Virginia to be our clinical sites. The study opened in September 2011 and we are currently treating patients. We estimate that the study will be completed on or about June 30, 2013.

o	Mantle Cell Lymphoma. We expect to evaluate SNS01-T in mantle cell lymphoma.

o	Diffuse Large B-Cell Lymphoma. We expect to evaluate SNS01-T in diffuse large B-Cell lymphoma.

o	We may consider cancers in other tissues by modifying the structure of SNS01-T to be able to target other tumor types, e.g., liver cancer.

o	Other. We may consider other human diseases in which Factor 5A, siRNA against Factor 5A and SNS01-T may have a therapeutic effect.

In order to pursue the above research initiatives, as well as other research initiatives that may arise, we completed private placements of convertible preferred stock and warrants on April 1, 2010 and June 2, 2010. In December 2010, we initiated an at-the-market, or ATM, offering for the issuance of up to $5,500,000 of common stock and completed a public placement of common stock and warrants in January 2012 and March 2012. However, it will be necessary for us to raise a significant amount of additional working capital in the future. If we are unable to raise the necessary funds, we may be required to significantly curtail the future development of some of our research initiatives and we will be unable to pursue other possible research initiatives.

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

On June 27, 2008, we entered into a supply agreement with VGXI, Inc., or VGXI, under which VGXI will supply us with the plasmid portion of the Company’s combination therapy, hereinafter referred to as the VGXI Product. The agreement has an initial term that commenced on the date of the agreement and runs for a period of five (5) years. The agreement shall, upon mutual agreement, renew for consecutive one (1) year periods thereafter. Our financial obligation under the agreement is dependent upon the amount of VGXI Product ordered by the Company.

On June 30, 2008, we entered into a supply agreement with Polyplus-transfection, or POLYPLUS, under which POLYPLUS will supply the Company with its “in vivo-jetPEI”, hereinafter referred to as the POLYPLUS Product, which is used in the formulation and systemic delivery of the Company’s combination therapy. The agreement has an initial term which commenced on the date of the agreement and runs until the eighth anniversary of the first sale of our product containing the POLYPLUS Product. The agreement shall automatically renew for consecutive one (1) year periods thereafter, except if terminated by either party upon six (6) months written notice prior to the initial or any subsequent renewal term. The Company’s financial obligation under the agreement is dependent upon the amount of POLYPLUS Product ordered by the Company.

On September 4, 2008, we entered into a supply agreement with Avecia Biotechnology, Inc., or AVECIA, under which AVECIA will supply the Company with the siRNA portion of the Company’s combination therapy consisting of the Factor 5A gene and siRNA against Factor 5A, hereinafter referred to as the siRNA Product. The agreement had a term which commenced on the date of the agreement and terminated on the later of the completion of all services to be provided under the agreement or 30 days following delivery of the final shipment of the siRNA Product.

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

There are many large companies and development stage companies working in the field of apoptosis and multiple myeloma research including Celgene, Inc., Takeda/Millennium, ONYX Pharmaceuticals, Inc., Amgen Inc., Janssen Biotech, Inc., Novartis AG, and Pharmacyclics, Inc.

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

Agricultural Development and License Agreements

Effective December 22, 2011, we re-structured our research and development agreement with Rahan Meristem (1998) Ltd (“Rahan”) to reflect the priorities of both companies. The new agreement is an amendment to the original research and development agreement, dated May 1999, that provided Rahan access to our proprietary technology enabling the two companies to engage in a jointly-funded research and development program relating to the development and production of banana plants with improved traits. The new agreement re-structures the collaboration from a cost and profit sharing arrangement to a license agreement, which provides us with a mid- to upper-single digit royalty on incremental revenue, as defined in the agreement, from the sale of Rahan’s banana seedling products containing our technology without any future payments by us for the costs of development and commercialization. If a product, which incorporates our technology, is commercialized by Rahan, the royalties will be payable from first commercial sale for the longer of ten (10) years or the expiration of the last valid patent on a country-by-country basis.

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

As of June 30, 2012, we have nine (9) active license agreements with established agricultural biotechnology companies.

Agricultural Research Program

Our agricultural research and development is performed by one (1) researcher, at our direction, at the University of Waterloo, where the technology was developed. Additional agricultural research and development is performed by our license or joint collaboration partners.

The discoverer of our technology, John E. Thompson, Ph.D., is the Associate Vice President, Research and former Dean of Science at the University of Waterloo in Ontario, Canada, and is our Executive Vice President and Chief Scientific Officer. Dr. Thompson is also one of our directors and owns 1.1% of the outstanding shares of our common stock, $0.01 par value, as of June 30, 2012.

On September 1, 1998, we entered into, and have extended through August 31, 2013, a research and development agreement with the University of Waterloo and Dr. Thompson as the principal inventor. The Research and Development Agreement provides that the University of Waterloo will perform research and development under our direction, and we will pay for the cost of this work and make certain payments to the University of Waterloo. In return for payments made under the Research and Development Agreements, we have all rights to the intellectual property derived from the research.

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

Intellectual Property

We have twenty-seven (27) issued patents from the United States Patent and Trademark Office, or PTO, and sixty-six (66) issued patents from foreign countries. Of our ninety-three (93) domestic and foreign issued patents, fifty-six (56) are for the use of our technology in agricultural applications and thirty-seven (37) relate to human therapeutics applications.

In addition to our ninety-three (93) patents, we have a wide variety of patent applications, including divisional applications and continuations-in-part, in process with the PTO and internationally. We intend to continue our strategy of enhancing these new patent applications through the addition of data as it is collected.

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

During our 2012 and 2011 fiscal years, we reviewed our patent portfolio in order to determine if we could reduce our cost of patent prosecution and maintenance. We identified several patents and patents pending that we believe we no longer need to maintain without having a material impact on the portfolio. We determined that we would no longer incur the cost to prosecute or maintain those patents or patents pending.

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

Employees

In addition to the twelve (12) scientists and monitors performing funded research for us at our CRO, the University of Waterloo, and other commercial research facilities, we have four (4) employees and three (3) consultants, four (4) of whom are executive officers and who are involved in our management. We do not anticipate hiring any additional employees over the next 12 months.

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

Safe Harbor Statement

The statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In particular, our statements regarding the anticipated growth in the markets for our technologies, the continued advancement of our research, the approval of our patent applications, the possibility of governmental approval in order to sell or offer for sale to the general public a genetically engineered plant or plant product, the successful implementation of our commercialization strategy, including the success of our agricultural partners, statements relating to our patent applications, the anticipated long term growth of our business, the results of our preclinical or clinical studies, if any, our ability to comply with the continued listing standards of the NYSE MKT, and the timing of the projects and trends in future operating performance are examples of such forward-looking statements. The forward-looking statements include risks and uncertainties, including, but not limited to, our ability to recruit patients for its clinical trial, our limited operating history, our need for additional capital to fund our operations until we are able to generate a profit, the current economic environment, our dependence on a single principal technology, our outsourcing of our research and development activities, our significant future capital needs, our dependence on our patents and proprietary rights and the enforcement of these rights, the potential for our competitors or third parties to allege that we are infringing upon their intellectual property rights, the potential that our security measures may not adequately protect our unpatented technology, potential difficulty in managing our growth and expanding our operations, our lack of marketing or sales history and dependence on third-party marketing partners, our potential future dependence on joint ventures and strategic alliances to develop and market our technology, the intense competition in the human therapeutic and agricultural biotechnology industries, the various government regulations that our business is subject to, the potential that our preclinical studies and clinical trials of our human therapeutic applications may be unsuccessful, any inability to license from third parties their proprietary technologies or processes which we use in connection with the development of our technology, the length, expense and uncertainty associated with clinical trials for our human therapeutic technology, the potential that, even if we receive regulatory approval, consumers may not accept products containing our technology, our dependence on key personnel, the potential that certain provisions of our charter, by-laws and Delaware law could make a takeover difficult, increasing political and social turmoil, the potential that our management and other affiliates, due to their significant control of our common stock have the ability to significantly influence our actions, the potential that a significant portion of our total outstanding shares of common stock may be sold in the market in the near future, the limited trading market of our common stock, the potential that our common stock may be delisted from the NYSE MKT, fluctuations in the market price of our common stock, our dividend policy and potential for our stockholders to be diluted.

ITEM 1A:	Risk Factors

The more prominent risks and uncertainties inherent in our business are described below. However, additional risks and uncertainties may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations may suffer.

Risks Related to Our Business

Recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern and we may not be able to continue as a going concern.

Our recurring losses from operations and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements for the fiscal year ended June 30, 2012 with respect to this uncertainty. Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of the common shares of our stock and we may have a more difficult time obtaining financing.

We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.

We have a limited operating history and have incurred substantial losses and expect to incur future losses.

We are a development stage biotechnology company with a limited operating history and limited assets and capital. We have incurred losses each year since inception and had an accumulated deficit of $67,440,295 at June 30, 2012. We have generated minimal revenues by licensing our technology for certain crops to companies willing to share in our development costs. In addition, our technology may not be ready for commercialization for several years. We expect to continue to incur losses for the next several years because we anticipate that our expenditures on research and development and administrative activities will significantly exceed our revenues during that period. We cannot predict when, if ever, we will become profitable.

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

We believe that at the projected rate of spending we should have sufficient cash to maintain our present operations through November 2012. However, we have the ability to raise additional capital through our ATM facility, utilize our unused line of credit and, if necessary, delay certain costs which would provide us with sufficient cash to maintain our present operations through March 2013.

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

As of June 30, 2012, we had a cash balance of $2,001,325 and working capital of $386,532. Using our available reserves as of June 30, 2012, we believe that we can operate according to our current business plan through November 2012. However, we have the ability to raise additional capital through our ATM facility, utilize our unused line of credit and, if necessary, delay certain costs, which would provide us with sufficient cash to maintain our present operations through March 2013.

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

In addition, in connection with any funding, if we need to issue more equity securities than our certificate of incorporation currently authorizes, or more than 20% of the shares of our common stock outstanding, we may need stockholder approval. If stockholder approval is not obtained or if adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. Investors may experience dilution in their investment from future offerings of our common stock. For example, if we raise additional capital by issuing equity securities, such an issuance would reduce the percentage ownership of existing stockholders. In addition, assuming the exercise of all options and warrants outstanding and the conversion of the preferred stock into common stock, as of June 30, 2012, we had 134,779,878 shares of common stock authorized but unissued and unreserved, which may be issued from time to time by our board of directors. Furthermore, we may need to issue securities that have rights, preferences and privileges senior to our common stock. Failure to obtain financing on acceptable terms would have a material adverse effect on our liquidity.

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

As of June 30, 2012, we have been issued twenty-seven (27) patents by the PTO and sixty-six (66) patents from foreign countries. We have also filed numerous patent applications for our technology in the United States and in several foreign countries, which technology is vital to our primary business, as well as several continuations in part on these patent applications. Our success depends in part upon the grant of patents from our pending patent applications.

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

The current patent landscape surrounding siRNA technology is unclear due to the recent proliferation of siRNA-related patent litigation and grants of third-party patents encompassing this technology. If any relevant claims of third party patents that are adverse to us are upheld as valid and enforceable, we could be prevented from commercializing our technology or could be required to obtain licenses from the owners of such patents. We cannot assure you that such licenses would be available or, if available, would be on acceptable terms. Some licenses may be non-exclusive and, therefore, our competitors may have access to the same technology licensed to us. In addition, if any parties successfully claim that the creation or use of our technology infringes upon their intellectual property rights, we may be forced to pay damages, including treble damages.

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

Many human therapeutic and agricultural biotechnology companies are engaged in research and development activities relating to apoptosis and senescence. The market for plant protection and yield enhancement products is intensely competitive, rapidly changing and undergoing consolidation. We may be unable to compete successfully against our current and future competitors, which may result in price reductions, reduced margins and the inability to achieve market acceptance for products containing our technology. Our competitors in the field of plant senescence gene technology are companies that develop and produce transgenic plants and include major international agricultural companies, specialized biotechnology companies, research and academic institutions and, potentially, our joint venture and strategic alliance partners. These companies include: Mendel Biotechnology, Inc.; Ceres, Inc., Archer Daniels Midland and Syngenta International AG; among others. Some of our competitors that are involved in apoptosis research include: Celgene, Inc.; Takeda/Millennium; ONYX Pharmaceuticals, Inc.; Amgen Inc.; Janssen Biotech, Inc.; Novartis AG; and Pharmacyclics, Inc. Many of these competitors have substantially greater financial, marketing, sales, distribution and technical resources than us and have more experience in research and development, clinical trials, regulatory matters, manufacturing and marketing. We anticipate increased competition in the future as new companies enter the market and new technologies become available. Our technology may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors, which will prevent or limit our ability to generate revenues from the commercialization of our technology.

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

Certain provisions of our certificate of incorporation and by-laws could make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to stockholders. Our certificate of incorporation authorizes our board of directors to issue, without stockholder approval, except as may be required by the rules of the NYSE MKT, 5,000,000 shares of preferred stock with voting, conversion and other rights and preferences that could adversely affect the voting power or other rights of the holders of our common stock.

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

Risks Related to Our Common Stock

We currently do not meet the NYSE MKT continued listing standards. If our common stock is delisted from the NYSE MKT, we may not be able to list on any other stock exchange, and our common stock may be subject to the “penny stock” regulations which may affect the ability of our stockholders to sell their shares.

The NYSE MKT requires us to meet minimum financial requirements in order to maintain our listing. Currently, we do not meet the $6,000,000 minimum net worth continued listing requirement of the NYSE MKT and have received a notice of noncompliance from the NYSE MKT. We submitted a plan of compliance on November 17, 2011 to the NYSE MKT discussing how we intend to regain compliance with the continued listing requirements. The NYSE MKT has accepted our plan and granted us an extension until July 20, 2012 to regain compliance with the NYSE MKTs’s continuing listing standards. On July 20, 2012, we were still not in compliance with the NYSE MKT’s continued listing requirements and requested an extension of time to regain compliance. On August 22, 2012, we received a notice from NYSE Regulation, Inc. on behalf of NYSE MKT providing notification that NYSE MKT has determined not to grant us an extension of time to cure the non-compliance and therefore, the NYSE MKT intends to file a delisting application with the Securities and Exchange Commission striking our common stock from the NYSE MKT. We have requested an appeal to the NYSE MKT’s determination and have been granted a hearing with a committee of NYSE MKT in accordance with our rights as set forth in Sections 1203 and 1009(d) of the NYSE MKT Company Guide. The date of the appeal hearing is scheduled for October 24, 2012.

If we are not successful with our appeal, it is likely that we will be delisted. If we are delisted from the NYSE MKT, our common stock likely will become a “penny stock.” In general, regulations of the SEC define a “penny stock” to be an equity security that is not listed on a national securities exchange and that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. If our common stock becomes a penny stock, additional sales practice requirements would be imposed on broker-dealers that sell such securities to persons other than certain qualified investors. For transactions involving a penny stock, unless exempt, a broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale. In addition, the rules on penny stocks require delivery, prior to and after any penny stock transaction, of disclosures required by the SEC.

If our stock is not accepted for listing on the NYSE MKT, we will make every possible effort to have it listed on the Over the Counter Bulletin Board, or the OTC Bulletin Board. If our common stock was to be traded on the OTC Bulletin Board, the Securities Exchange Act of 1934, as amended, and related SEC rules would impose additional sales practice requirements on broker-dealers that sell our securities. These rules may adversely affect the ability of stockholders to sell our common stock and otherwise negatively affect the liquidity, trading market and price of our common stock.

We believe that the listing of our common stock on a recognized national trading market, such as the NYSE MKT, is an important part of our business and strategy. Such a listing helps our stockholders by providing a readily available trading market with current quotations. Without that, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock would likely decline. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded it by other parties. In that regard, the absence of a listing on a recognized national trading market will also affect our ability to benefit from the use of our operations and expansion plans, including for use in licensing agreements, joint ventures, the development of strategic relationships and acquisitions, which are critical to our business and strategy and none of which is currently the subject of any agreement, arrangement or understanding, with respect to any future financing or strategic relationship we may undertake. A delisting from the NYSE MKT could result in negative publicity and could negatively impact our ability to raise capital in the future.

Our management and other affiliates have significant control of our common stock and could significantly influence our actions in a manner that conflicts with our interests and the interests of other stockholders.

As of June 30, 2012, our executive officers and directors together beneficially own approximately 30.8% of the outstanding shares of our common stock, assuming the conversion of preferred stock and exercise of options and warrants which are currently exercisable or will become exercisable within 60 days of June 30, 2012, held by these stockholders. As a result, these stockholders, acting together, will be able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over then-current market prices.

A significant portion of our total outstanding shares of common stock may be sold in the market in the near future, which could cause the market price of our common stock to drop significantly.

As of June 30 2012, we had 94,112,483 shares of our common stock issued and outstanding and 4,579 shares of convertible preferred stock outstanding which can convert into 17,611,538 shares of common stock. Approximately 34,164,431 shares of such shares are registered pursuant to registration statements on Form S-3 and 77,559,590 of which are either eligible to be sold under SEC Rule 144 or are in the public float. In addition, we have registered 35,890,007 shares of our common stock underlying warrants previously issued on Form S-3 registration statements and we registered 25,215,260 shares of our common stock underlying options granted or to be granted under our stock option plan. Consequently, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, may have a material adverse effect on our stock price.

Our common stock has a limited trading market, which could limit your ability to resell your shares of common stock at or above your purchase price.

Our common stock is quoted on the NYSE MKT and currently has a limited trading market. The NYSE MKT requires us to meet minimum financial requirements in order to maintain our listing. Currently, we do not meet the continued listing requirements of the NYSE MKT. If we do not regain compliance with the continued listing standards, we could be delisted. We cannot assure you that an active trading market will develop or, if developed, will be maintained. As a result, our stockholders may find it difficult to dispose of shares of our common stock and, as a result, may suffer a loss of all or a substantial portion of their investment.

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

For example, during the quarter ended June 30, 2012, our common stock traded between $0.16 and $0.31 per share.

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

As of June 30, 2012, we have outstanding 4,579 shares of convertible preferred stock which may convert into 17,611,538 shares of our common stock and warrants to purchase 57,225,981 shares of our common stock.  In addition, as of June 30, 2012, we have reserved 25,215,260 shares of our common stock for issuance upon the exercise of options granted or available to be granted pursuant to our stock option plan, all of which may be granted in the future.  Furthermore, in connection with the preferred stock agreements, we are required to reserve an additional 16,999,084 shares of common stock. The conversion of the convertible preferred stock and the exercise of these options and warrants will result in dilution to our existing stockholders and could have a material adverse effect on our stock price. The conversion price of the convertible preferred stock and certain warrants are also subject to certain anti-dilution adjustments.

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

Item 4.	Mine Safety Disclosures.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the NYSE MKT under the symbol SNT.

The following table sets forth the range of the high and low sales price for our common stock for each of the quarters since the quarter ended September 30, 2010, as reported on the NYSE MKT.

Quarter Ended	Common Stock
	High	Low

September 30, 2010	$0.42	$0.25
December 31, 2010	$0.33	$0.22
March 31, 2011	$0.36	$0.23
June 30, 2011	$0.32	$0.24
September 30, 2011	$0.31	$0.18
December 31, 2011	$0.29	$0.16
March 31, 2012	$0.28	$0.21
June 30, 2012	$0.31	$0.18

As of September 1, 2012, the approximate number of holders of record of our common stock was 290. This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

We have neither paid nor declared dividends on our common stock since our inception, and we do not plan to pay dividends on our common stock in the foreseeable future. We expect that any earnings, which we may realize, will be retained to finance the growth of our company.

The following table provides information about the securities authorized for issuance under our equity compensation plans as of June 30, 2012.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights and restricted stock units		Weighted-average exercise price of outstanding options, warrants and rights and restricted stock units	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	15,647,742	(1)	$0.50	11,588,876	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	15,647,742	(1)	$0.50	11,588,876	(2)

(1)	Issued pursuant to our 1998 Stock Plan and 2008 Stock Plan.

(2)	Available for future issuance pursuant to our 2008 Stock Plan.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

None, except as previously disclosed on our Quarterly reports on Forms 10-Q and Current Reports on Forms 8-K.

PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the NYSE Amex Market Value (U.S.) Index and the RDG Microcap Biotechnology Index for the period beginning July 1, 2007 and ending on the last day of our last completed fiscal year. The stock performance shown on the graph below is not indicative of future price performance.

	7/1/07	6/30/08	6/30/09	6/30/10	6/30/11	6/30/12
Senesco Technologies, Inc.	$100.00	$160,87	$72.17	$27.39	$24.35	$18.09
NYSE Amex Composite Index	$100.00	$101.05	$77.20	$91.05	$126.03	$131.42
RDG Microcap Biotechnology Index	$100.00	$56.60	$44.14	$40.01	$34.94	$31.26

Item 6.	Selected Financial Data.

The following Selected Financial Data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10-K.

SELECTED FINANCIAL DATA

	Fiscal Year Ended June 30,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)

Statement of Operations Data:

Revenue	$200	$-	$140	$275	$457

Operating expenses:

General and administrative	2,724	2,610	2,349	2,206	2,291
Research and development	2,566	3,720	2,637	2,354	1,765

Total operating expenses	5,290	6,330	4,986	4,560	4,056

Loss from operations	(5,090)	(6,330)	(4,846)	(4,285)	(3,599)

Grant income	-	244	-	-	-
Fair value – warrant liability	472	609	2,517	-	-
Other noncash expense	-	(116)	-	-	-
Loss on extinguishment of debt	-	-	(362)	-	-
Write off of patents abandoned	(321)	(1,588)	-	-	-
Amortization of debt discount and financing costs	-	-	(10,081)	(478)	(668)
Interest expense – convertible notes	-	-	(587)	(1,007)	(434)
Interest (expense) income, net	(127)	(88)	(24)	43	100

Net loss	(5,066)	(7,269)	(13,383)	(5,727)	(4,601)

Preferred dividends	(1,626)	(2,638)	(6,240)	-	-

Net loss available to common shares	$(6,692)	$(9,907)	$(19,623)	$(5,727)	$(4,601)

Basic and diluted net loss per common share	$(0.08)	$(0.14)	$(0.67)	$(0.30)	$(0.26)

Basic and diluted weighted average number of common shares outstanding	85,703	69,332	29,113	18,888	17,660

Balance Sheet Data:

Cash, cash equivalents and investments	$2,001	$3,610	$8,026	$1,431	$6,176
Working capital	387	1,788	6,002	1,259	5,673
Total assets	6,955	8,597	13,912	7,122	10,643
Accumulated deficit	(67,440)	(60,748)	(50,841)	(35,950)	(30,223)
Total stockholders’ equity	3,453	4,517	7,981	5,668	9,836

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Our human therapeutic research program, which has consisted of clinical and pre-clinical in-vitro and in-vivo experiments designed to assess the role and method of action of the Factor 5A genes in human diseases, is performed by approximately twelve (12) third party researchers at our direction, at the University of Waterloo and other commercial research facilities.

We have developed a therapeutic candidate, SNS01-T, for the potential treatment of multiple myeloma. We have performed efficacy, toxicological and dose-finding studies in vitro in non-human and human cells and in-vivo in mice for SNS01. We have also completed our pivotal GLP toxicology studies in mice and dogs, employing SNS01-T, a slightly modified formulation of SNS01, and have an open IND, with the FDA. We have also been granted orphan drug status for SNS01-T by the FDA for the potential treatment of multiple myeloma, mantle cell lymphoma and diffuse large B-cell lymphoma.

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

Additionally, we have nine active agricultural license agreements to develop and commercialize our technology in corn, soy, cotton, rice, canola, trees, banana, alfalfa, biofuels and turf grass. The licenses provide for upfront payments, milestone payments and royalty payments to us upon commercial introduction.

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

As of June 30, 2012, we have determined that market value of our one asset group is in excess of its carrying value and therefore there was no impairment.

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

Liquidity and Capital Resources

Overview

As of June 30, 2012, our cash balance totaled $2,001,325, and we had working capital of $386,532.

Contractual Obligations

The following table lists our cash contractual obligations as of June 30, 2012:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Research and Development Agreements (1)	$573,676	$468,071	$105,605	$—	$—
Facility, Rent and Operating Leases (2)	$62,733	$62,733	$—	$—	$—
Employment, Consulting and Scientific Advisory Board Agreements (3)	$67,500	$67,500	$—	$—	$—
Total Contractual Cash Obligations	$703,909	$598,304	$105,605	$—	$—

(1)	Certain of our research and development agreements disclosed herein provide that payment is to be made in Canadian dollars and, therefore, the contractual obligations are subject to fluctuations in the exchange rate.
(2)	The lease for our office space in Bridgewater, New Jersey is subject to certain escalations for our proportionate share of increases in the building’s operating costs.
(3)	Certain of our consulting agreements provide for automatic renewal, which is not reflected in the table, unless terminated earlier by the parties to the respective agreements.

Effective June 20, 2011, we entered into a Master Services Agreement with Criterium under which CRITERIUM will provide professional and technical services in connection with the management of our planned Phase 1b/2a clinical trial for the treatment of multiple myeloma. The agreement, as amended, has an initial term that commences on the date of the agreement and runs for a period of twenty-nine (29) months. Our remaining financial obligation under the agreement is estimated to be $289,890 and is included in the above table.

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

Effective February 28, 2012, we entered into a Clinical Trial Research Agreement with University of Arkansas for Medical Sciences, or ARKANSAS, under which ARKANSAS will perform our planned Phase 1b/2a clinical trial for the treatment of multiple myeloma. The agreement has an initial term that commences on the date of the agreement and continues until the study is completed and all final study documentation required to be provided is received and accepted by us. Our financial obligation under the agreement includes a fixed cost and a cost per patient and is not included in the above table.

Effective March 5, 2012, we entered into a Clinical Trial Research Agreement with West Virginia University Research Corporation, or WVU, under which WVU will perform our planned Phase 1b/2a clinical trial for the treatment of multiple myeloma. The agreement has an initial term that commences on the date of the agreement and continues until the study is completed and all final study documentation required to be provided is received and accepted by us. Our financial obligation under the agreement includes a fixed cost and a cost per patient and is not included in the above table.

Effective September 1, 2012, we extended our research and development agreement with the University of Waterloo for an additional one-year period through August 31, 2013, in the amount of CAD $611,550, or approximately USD $612,000 and is not included in the above table. Research and development expenses under this agreement aggregated USD $573,368 for the year ended June 30, 2012, USD $622,872 for the year ended June 30, 2011, USD $672,693 for the year ended June 30, 2010, and USD $7,149,301 for the cumulative period from inception through June 30, 2012.

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

Capital Resources

Since inception, we have generated revenues of $1,790,000 in connection with the initial fees and milestone payments received under our license and development agreements. We have also received $244,479 in grants. We have not been profitable since inception, we will continue to incur additional operating losses in the future, and we will require additional financing to continue the development and subsequent commercialization of our technology. While we do not expect to generate significant revenues from the licensing of our technology for several years, we may enter into additional licensing or other agreements with marketing and distribution partners that may result in additional license fees, receive revenues from contract research, or other related revenue.

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

Upon delivery of a placement notice by us, if any, the placement agent may sell the common stock in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, at prices prevailing at the time of sale or at prices related to such prevailing market prices, including sales made directly on the NYSE MKT, or NYSE MKT, or sales made through a market maker other than on an exchange. The placement agent will make all sales using commercially reasonable efforts consistent with its normal sales and trading practices on mutually agreed upon terms between the placement agent and us. We will pay the placement agent a commission of up to 6% of the gross proceeds from the sale of shares of the common stock, depending on the per share sales price. We have agreed to reimburse a portion of the placement agent’s expenses in connection with the offering, up to an aggregate amount of $25,000. In addition, we granted customary indemnification rights to the placement agent.

The ATM will terminate upon the earlier of (1) the sale of all of the common stock subject to the ATM, or (2) upon termination by us or the placement agent. The placement agent may terminate the ATM in certain circumstances, including the occurrence of a material adverse change that, in the placement agent’s reasonable judgment, may impair its ability to sell the common stock, our failure to satisfy any condition under the ATM or a suspension or limitation of trading of the common stock on the NYSE MKT. In addition, either we or the placement agent may terminate the ATM at any time and for any reason upon 10 days prior notice to the other party.

During the fiscal year ended June 30, 2012, we issued 1,834,557 shares of common stock under the ATM for gross proceeds in the amount of $509,670. From July 1, 2012 through September 1, 2012, we issued an additional 117,965 shares of common stock under the ATM for gross proceeds in the amount of $100,571. From inception of the ATM through September 15, 2012, we issued 8,099,909 shares of common stock for gross proceeds in the amount of $2,463,661.

In January 2012 and March 2012, we issued an aggregate of 11,007,739 shares of common stock and 4,926,949 warrants in a public offering for gross proceeds in the amount of $2,862,012.

We anticipate that, based upon our current cash balance at June 30, 2012 and the funds received under the ATM subsequent to June 30, 2012, we will be able to fund our operations through November 2012. However, we have the ability to raise additional capital through our ATM facility, utilize our unused line of credit and, if necessary, delay certain costs which will provide us with enough cash to fund our operations at least through March 31, 2013.

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

Results of Operations

Fiscal Year ended June 30, 2012

Revenue

During the fiscal year ended June 30, 2012, we earned revenue in the amount of $200,000, which consisted of a milestone payment in connection with an agricultural license agreement.

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

Operating expenses

	Fiscal Year Ended June 30,
	2012	2011	Change	%

General and administrative	$2,724,144	$2,610,222	$113,922	4%

Research and development	2,566,247	3,720,394	(1,154,147)	(31)%

Total operating expenses	$5,290,391	$6,330,616	$(1,040,225)	(16)%

We expect operating expenses to increase over the next 12 months as we anticipate that research and development expenses will increase as we continue to expand our research and development activities.

General and administrative expenses

General and administrative expenses consist of the following:

	Fiscal Year ended June 30,
	2012	2011

Stock-based compensation	$721,197	$709,207
Payroll and benefits	588,407	568,597
Investor relations	203,871	260.455
Professional fees	518,473	425,640
Depreciation and amortization	258,023	143,274
Other general and administrative expenses	434,173	503,049

Total general and administrative expenses	$2,724,144	$2,610,222

•	Stock-based compensation for the fiscal years ended June 30, 2012 and June 30, 2011 consisted of the amortized portion of the Black-Scholes value of options, restricted stock units and warrants granted to directors, employees and consultants. During the fiscal years ended June 30, 2012 and 2011, the following options and warrants were granted to such individuals:

	June 30, 2012	June 30, 2011

Options	5,274,428	4,579,142

Warrants	None	305,000

Stock-based compensation for the fiscal year ended June 30, 2012 was higher than the fiscal year ended June 30, 2011 primarily due to the greater number of options and warrants granted.

•	Payroll and benefits for the fiscal year ended June 30, 2012 was higher than for the fiscal year ended June 30, 2011 primarily as a result of a 401K contribution made during the fiscal year ended June 30, 2012 and salary increases effective July 1, 2011. There was no 401K contribution during the fiscal year ended June 30, 2011.

•	Investor relations fees for the fiscal year ended June 30, 2012 was lower than for the fiscal year ended June 30, 2011 primarily as a result of lower consultant fees.

•	Professional fees for the fiscal year ended June 30, 2012 was higher than for the fiscal year ended June 30, 2011 primarily as a result of an increase in legal and accounting fees. Legal fees increased primarily due to fees incurred in connection with the exploration of alternative uses of our technology and discounts on legal fees that were recorded during the fiscal year ended June 30, 2011 but were not available during the fiscal year ended June 30, 2012. Accounting fees increased primarily due to the use of a consultant to prepare a valuation of the Company’s intangible assets.

•	Depreciation and amortization for the fiscal year ended June 30, 2012 was higher than for the fiscal year ended June 30, 2011 primarily as a result of an increase in amortization of patent costs.

•	Other general and administrative expenses for the fiscal year ended June 30, 2012 was lower than for the fiscal year ended June 30, 2011 primarily due to a decrease in consultant costs, rent and telecom, which was partially offset by an increase in insurance costs.

We expect cash-based general and administrative expenses to remain relatively unchanged over the next twelve months.

Research and development expenses

	Fiscal Year Ended June 30,
	2012	2011	Change	%
Stock-based compensation	$44,807	$41,159	$3,648	9%
Payroll	167,834	176,646	(8,812)	(5)%
Research contract with the University of Waterloo	573,368	622,872	(49,504)	(8)%
Other research and development	1,780,238	2,879,717	(1,099,479)	(38)%

Total research and development	$2,566,247	$3,720,394	$(1,154,147)	(31)%

•	Stock-based compensation for the fiscal year ended June 30, 2012 was higher than the fiscal year ended June 30, 2011 primarily because the number of options granted during the fiscal year ended June 30, 2012 was higher than the fiscal year ended June 30, 2011.

•	Payroll for the fiscal year ended June 30, 2012 was lower than for the fiscal year ended June 30, 2011 primarily as a result of a bonus that was paid to the VP-Research during the fiscal year ended June 30, 2011. There were no bonuses paid during the fiscal year ended June 30, 2012.

•	The cost associated with the research contract with the University of Waterloo for the fiscal year ended June 30, 2012 were lower than for the fiscal year ended June 30, 2011 primarily due to a reduction in the amount being funded for agricultural research, effective, March 1, 2011.

•	Other research and development costs for the fiscal year ended June 30, 2012 was lower than for the fiscal year ended June 30, 2011 primarily due to a decrease in the costs incurred in connection with our development of SNS01-T for multiple myeloma. Specifically, during the fiscal year ended June 30, 2011, we incurred significant costs related to our filing and follow-up of our investigational new drug application, pivotal toxicology study and other preclinical work that we did not incur during the fiscal year ended June 30, 2012. This was partially offset by costs incurred related to the performance of the Phase 1b/2a clinical trial for multiple myeloma which were not incurred during the fiscal year ended June 30, 2011.

The breakdown of our research and development expenses between our agricultural and human therapeutic research programs are as follows:

	Fiscal Year ended June 30,
	2012	%	2011	%
Agricultural research programs	$279,736	11%	$467,141	13%
Human therapeutic research programs	2,286,511	89%	3,253,253	87%

Total research and development expenses	$2,566,247	100%	$3,720,394	100%

o	Agricultural research expenses for the fiscal year ended June 30, 2012 were lower than for the fiscal year ended June 30, 2011 primarily due to a reduction in the funding for agricultural research at the University of Waterloo and a reduction in the funding for banana field trials due to the conversion of the joint collaboration agreement with Rahan Meristem into a license agreement in December 2011.

o	Human therapeutic research expenses for the fiscal year ended June 30, 2012 were lower than for the fiscal year ended June 30, 2011 primarily as a result of the timing of certain aspects of the development of our drug candidate, SNS01-T, for treating multiple myeloma. Specifically, during the fiscal year ended June 30, 2011, we incurred costs related to our filing and follow-up of our investigational new drug application, pivotal toxicology studies and other pre-clinical work that we did not incur during the fiscal year ended June 30, 2012. This was partially offset by costs incurred related to the performance of the Phase 1b/2a clinical trial for multiple myeloma which were not incurred during the fiscal year ended June 30, 2011.

We expect our human therapeutic research program to increase as a percentage of the total research and development expenses as we continue our current research projects and begin new human therapeutic initiatives, in particular as they relate to the clinical development of our drug candidate, SNS01-T, for treating multiple myeloma and other cancers.

Other non-operating income and expense

Grant income

We did not receive any grant income during the fiscal year ended June 30, 2012.

We received grant income under the Qualified Therapeutic Discovery Project in the amount of $244,479 during the fiscal year ended June 30, 2011. The funds were granted in connection with our program for the use of our lead therapeutic candidate, SNS01-T, in multiple myeloma.

Fair value – warrant liability

The amounts represent the change in the fair value of the warrant liability for the fiscal years ended June 30, 2012 and 2011.

Other noncash expense or income

During the fiscal year ended June 30, 2011, the exercise price of 4,088,540 warrants was adjusted from $0.50 to $0.32 in exchange for those warrant holders giving up their right to future adjustments to the exercise price. This resulted in a charge to stock-based compensation of $115,869.

Write-off of patents abandoned

During the fiscal years ended June 30, 2012 and June 30, 2011, we reviewed our patent portfolio in order to determine if we could reduce our cost of patent prosecution and maintenance. We identified several patents and patents pending that we believe we no longer need to maintain without having a material impact on the portfolio. We determined that we would no longer incur the cost to prosecute or maintain those patents or patents pending. Therefore, we wrote-off the net book value of those patents and patents pending in the amounts of $321,137 and $1,588,087, respectively.

Fiscal Year ended June 30, 2011

Revenue

We did not earn any revenue during the fiscal year ended June 30, 2011.

During the fiscal year ended June 30, 2010, we earned revenue in the amount of $140,000, which consisted of milestone payments in connection with certain agricultural license agreements.

Operating expenses

	Fiscal Year Ended June 30,
	2011	2010	Change	%

General and administrative	$2,610,222	$2,349,116	$261,106	11%

Research and development	3,720,394	2,637,407	1,082,987	41%

Total operating expenses	$6,330,616	$4,986,523	$1,344,093	27%

General and administrative expenses

General and administrative expenses consist of the following:

	Fiscal Year ended June 30,
	2011	2010
Stock-based compensation	$709,207	$433,414
Payroll and benefits	568,597	655,958
Investor relations	260,455	250,893
Professional fees	425,640	509,838
Depreciation and amortization	143,274	126,567
Other general and administrative expenses	503,049	372,446

Total general and administrative expenses	$2,610,222	$2,349,116

•	Stock-based compensation in for the fiscal years ended June 30, 2011 and 2010 consisted of the amortized portion of the Black-Scholes value of options, restricted stock units and warrants granted to directors, employees and consultants. During the fiscal years ended June 30, 2011 and 2010, the following options and warrants were granted to such individuals:

	June 30, 2011	June 30, 2010
Options	4,579,142	2,951,760
Warrants	305,000	154,184

Stock-based compensation for the fiscal year ended June 30, 2011 was higher than the fiscal year ended June 30, 2010 primarily due to the greater number of options and warrants granted.

•	Payroll and benefits for the fiscal year ended June 30, 2011 was lower than the fiscal year ended June 30, 2010 primarily due to the resignation of the VP-Corporate Development during the fiscal year ended June 30, 2010.

•	Investor relations expense for the fiscal year ended June 30, 2011 was higher than the fiscal year ended June 30, 2010 primarily as a result of an increase in investor relations consulting costs.

•	Professional fees for the fiscal year ended June 30, 2011 were lower than the fiscal year ended June 30, 2010 primarily as a result of a decrease in legal fees. Legal fees decreased primarily due to discounts negotiated with our law firm and not incurring fees related to the resignation of our former President and CEO and the VP-Corporate Development, the redemption of our convertible notes, the Stanford bankruptcy and other regulatory issues which were during the fiscal year ended June 30, 2010.

•	Depreciation and amortization for the fiscal year ended June 30, 2011 was higher than the fiscal year ended June 30, 2010 primarily as a result of an increase in amortization of patent costs.

Research and development expenses

	Fiscal Year Ended June 30,
	2011	2010	Change	%

Stock-based compensation	$41,159	$7,025	$34,134	486%

Other research and development	3,679,235	2,630,382	1,048,853	40%

Total research and development	$3,720,394	$2,637,407	$1,082,987	41%

•	Stock-based compensation for the fiscal year ended June 30, 2011 was higher than the fiscal year ended June 30, 2010 primarily because the number of options granted during the fiscal year ended June 30, 2011 was higher than during the fiscal year ended June 30, 2010.

•	Other research and development costs for the fiscal year ended June 30, 2011 was higher than the fiscal year ended June 30, 2010 primarily as a result of the expansion of our human therapeutic programs, specifically performing the pivotal toxicology study and submitting the IND for our multiple myeloma project.

The breakdown of our research and development expenses between our agricultural and human therapeutic research programs are as follows:

	Fiscal Year ended June 30,
	2011	%	2010	%
Agricultural research programs	$467,141	13%	$553,620	21%
Human therapeutic research programs	3,253,253	87%	2,083,787	79%

Total research and development expenses	$3,720,394	100%	$2,637,407	100%

•	Agricultural research expenses for the fiscal year ended June 30, 2011 were lower than the fiscal year ended June 30, 2010 primarily as a result of a decrease in the allocation of payroll from agriculture to human therapeutics.

•	Human therapeutic research expenses for the fiscal year ended June 30, 2011 were higher than the fiscal year ended June 30, 2010 primarily as a result of the progress of the ongoing multiple myeloma project.

Other non-operating income and expense

Grant income

We received grant income under the Qualified Therapeutic Discovery Project in the amount of $244,479 during the fiscal year ended June 30, 2011. The funds were granted in connection with our program for the use of our lead therapeutic candidate, SNS01-T, in multiple myeloma.

Fair value – warrant liability

  This decrease of $1,782,535 was primarily due to a decrease in the number of warrants that are accounted for as a liability as the terms that gave rise to liability accounting for these warrants were modified by the holders during the fiscal year ended June 30, 2011. Accordingly, $1,173,296 of the decrease was recorded as an increase to capital in excess of par with the balance of the decrease in the amount of $609,239 being recorded as income from the change in the Black-Scholes value of the remaining warrants.

Other noncash expense or income

During the fiscal year ended June 30, 2011, the exercise price of 4,088,540 warrants was adjusted from $0.50 to $0.32 in exchange for those warrant holders giving up their right to future adjustments to the exercise price. This resulted in a charge to stock-based compensation of $115,869.

Write-off of patents abandoned

During the fiscal year ended June 30, 2011, we reviewed our patent portfolio in order to determine if we could reduce our cost of patent prosecution and maintenance. We identified several patents and patents pending that we believe we no longer need to maintain without having a material impact on the portfolio. We determined that we would no longer incur the cost to prosecute or maintain those patents or patents pending. Therefore, we wrote-off the net book value of those patents and patents pending in the amount of $1,588,087.

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

Management assessed the effectiveness of our company’s internal control over financial reporting as of June 30, 2012. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

Based on this assessment, management has concluded that, as of June 30, 2012 our company’s internal control over financial reporting is effective.

Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to applicable law that permits the Company to provide only management’s report in this annual report.

Changes in Internal Controls Over Financial Reporting

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal year ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information relating to our directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Executive Officers" in our definitive proxy statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 11.	Executive Compensation.

The discussion under the heading "Executive Compensation" in our definitive proxy statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The discussion under the heading "Certain Relationships and Related Transactions" in our definitive proxy statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

Item 14.	Principal Accounting Fees and Services.

The discussion under the heading "Principal Accountant Fees and Services" in our definitive proxy statement for the 2013 Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	(1) Financial Statements.

Reference is made to the Index to Financial Statements on Page F-1.

(a)	(2) Financial Statement Schedules.

None.

(a)	(3) Exhibits.

Reference is made to the Exhibit Index on Page 59.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of September 2012.

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

Signature	Title	Date

/s/ Harlan W. Waksal, M.D.	Chairman and Director	September 28, 2012
Harlan W. Waksal, M.D.

/s/ Leslie J. Browne, Ph.D.	President, Chief Executive Officer	September 28, 2012
Leslie J. Browne, Ph.D.	and Director (principal executive officer)

/s/ Joel Brooks	Chief Financial Officer, Secretary	September 28, 2012
Joel Brooks	and Treasurer (principal financial
and accounting officer)

/s/ John E. Thompson	Executive Vice President, Chief	September 28, 2012
John E. Thompson	Scientific Officer and Director

/s/ John Braca	Director	September 28, 2012
John Braca

/s/ Christopher Forbes	Director	September 28, 2012
Christopher Forbes

/s/ Warren J. Isabelle	Director	September 28, 2012
Warren J. Isabelle

/s/ Thomas C. Quick	Director	September 28, 2012
Thomas C. Quick

/s/ David Rector	Director	September 28, 2012
David Rector

/s/ Rudolf Stalder	Director	September 28, 2012
Rudolf Stalder

/s/ Jack Van Hulst	Director	September 28, 2012
Jack Van Hulst

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit

2.1	Merger Agreement and Plan of Merger by and among Nava Leisure USA, Inc., an Idaho corporation, the Principal Stockholders (as defined therein), Nava Leisure Acquisition Corp., and Senesco, Inc., dated October 9, 1998. (Incorporated by reference to Senesco Technologies, Inc. definitive proxy statement on Schedule 14A dated January 11, 1999.)

2.2	Merger Agreement and Plan of Merger by and between Senesco Technologies, Inc., an Idaho corporation, and Senesco Technologies, Inc., a Delaware corporation, dated September 30, 1999. (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended September 30, 1999.)

3.1	Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on January 22, 2007. (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended December 31, 2006.)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on January 22, 2008. (Incorporated by reference to Exhibit 3.1 of Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended December 31, 2007.)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on September 22, 2009. (Incorporated by reference to Exhibit 3.3 of Senesco Technologies, Inc. annual report on Form 10-K/A for the period ended June 30, 2009.)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on May 25, 2010. (Incorporated by reference to Exhibit 3.1 to Senesco Technologies, Inc. current report on Form 8-K filed on May 28, 2010.)

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on December 22, 2011. (Incorporated by reference to Exhibit 3.1 to Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended December 31, 2011.)

3.6	Amended and Restated By-laws of Senesco Technologies, Inc. as adopted on October 2, 2000. (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 2000.)

3.7	Certificate of Designations to the Company’s Certificate of Incorporation (Series A)(Incorporated by reference to Exhibit 3.1 to Senesco Technologies, Inc. current report on Form 8-K filed on March 29, 2010)

3.8	Certificate of Designations to the Company’s Certificate of Incorporation (Series B)(Incorporated by reference to Exhibit 3.2 to Senesco Technologies, Inc. current report on Form 8-K filed on March 29, 2010)

Exhibit
No.	Description of Exhibit

4.1	Form of Series A Warrant issued to YA Global Investments, L.P. (Incorporated by reference to Exhibit 4.15 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2007.)

4.2	Form of Series A Warrant issued to Stanford Venture Capital Holdings, Inc. (Incorporated by reference to Exhibit 4.16 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2007.)

4.3	Form of Series B Warrant issued to YA Global Investments, L.P. (Incorporated by reference to Exhibit 4.19 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2007.)

4.4	Form of Series B Warrant issued to Stanford Venture Capital Holdings, Inc. (Incorporated by reference to Exhibit 4.20 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2007.)

4.5	Form of Warrant issued to H.C. Wainwright & Co., Inc or its designees. (Incorporated by reference to Exhibit 4.21 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2008.)

4.6	Form of Series A Warrant issued to Partlet Holdings Ltd. (Incorporated by reference to Exhibit 4.1 of Senesco Technologies, Inc. current report on Form 8-K, filed on July 10, 2009.)

4.7	Form of Series B Warrant issued to Partlet Holdings Ltd. (Incorporated by reference to Exhibit 4.2 of Senesco Technologies, Inc. current report on Form 8-K, filed on July 10, 2009.)

4.8	Form of Series A Warrant issued to each of Robert Forbes, Timothy Forbes, Harlan W. Waksal, M.D., Rudolf Stalder, Christopher Forbes, David Rector, John N. Braca, Jack Van Hulst, Warren Isabelle and the Thomas C. Quick Charitable Foundation. (Incorporated by reference to Exhibit 4.1 of Senesco Technologies, Inc. current report on Form 8-K, filed on July 30, 2009.)

4.9	Form of Series B Warrant issued to each of Robert Forbes, Timothy Forbes, Harlan W. Waksal, M.D., Rudolf Stalder, Christopher Forbes, David Rector, John N. Braca, Jack Van Hulst, Warren Isabelle and the Thomas C. Quick Charitable Foundation. (Incorporated by reference to Exhibit 4.1 of Senesco Technologies, Inc. current report on Form 8-K, filed on July 30, 2009.)

4.10	Form of Series A Warrant issued to Cato Holding Company. (Incorporated by reference to Exhibit 4.1 of Senesco Technologies, Inc. current report on Form 8-K, filed on July 30, 2009.)

4.11	Form of Series B Warrant issued to Cato Holding Company. (Incorporated by reference to Exhibit 4.1 of Senesco Technologies, Inc. current report on Form 8-K, filed on July 30, 2009.)

4.12	Form of Series A Common Stock Purchase Warrant issued to certain accredited investors (Incorporated by reference to Exhibit 4.1 of Senesco Technologies, Inc. current report on Form 8-K filed on March 29, 2010.)

Exhibit
No.	Description of Exhibit

4.13	Form of Series B Common Stock Purchase Warrant issued to certain affiliated investors (Incorporated by reference to Exhibit 4.2 of Senesco Technologies, Inc. current report on Form 8-K filed on March 29, 2010.)

4.14	Form of Warrant (Incorporated by reference to Exhibit 4.1 of Senesco Technologies, Inc. current report on Form 8-K filed on January 9, 2012.)

4.15	Form of Warrant (Incorporated by reference to Exhibit 4.1 of Senesco Technologies, Inc. current report on Form 8-K filed on March 2, 2012.)

4.16 †	Form of Warrant Clarification Letter (filed herewith.)

10.1	Indemnification Agreement by and between Senesco Technologies, Inc. and Christopher Forbes, dated January 21, 1999. (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 1998.)

10.2	Indemnification Agreement by and between Senesco Technologies, Inc. and Thomas C. Quick, dated February 23, 1999. (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended March 31, 1999.)

10.3	Indemnification Agreement by and between Senesco Technologies, Inc. and Ruedi Stalder, dated March 1, 1999. (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended March 31, 1999.)

10.4	Indemnification Agreement by and between Senesco Technologies, Inc. and Jack Van Hulst, dated January 16, 2007. (Incorporated by reference to Exhibit 10.13 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2007)

10.5	Indemnification Agreement by and between Senesco Technologies, Inc. and John Braca, dated October 8, 2003. (Incorporated by reference to Exhibit 10.38 of Senesco Technologies, Inc. annual report on Form 10-KSB for the period ended June 30, 2004.)

10.6	Indemnification Agreement by and between Senesco Technologies, Inc. and David Rector dated as of April, 2002. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended September 30, 2004.)

10.7	Indemnification Agreement by and between Senesco Technologies, Inc. and Harlan W. Waksal, M.D. dated as of October 24, 2008. (Incorporated by reference to Exhibit 10.8 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2009.)

10.8	Indemnification Agreement by and between Senesco Technologies, Inc. and Warren Isabelle dated as of June 8, 2009. (Incorporated by reference to Exhibit 10.9 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2009.)

10.9	Indemnification Agreement by and between Senesco Technologies, Inc. and Leslie J. Browne, Ph.D. dated as of May 25, 2010. (Incorporated by reference to Exhibit 10.2 of Senesco Technologies, Inc. current report on Form 8-K filed on May 25, 2010.)

Exhibit
No.	Description of Exhibit

10.10	Nondisclosure, Noncompetition and Invention Assignment Agreement by and between Leslie J. Browne, Ph.D. and Senesco Technologies, Inc. dated May 25, 2010. (Incorporated by reference to Exhibit 10.3 of Senesco Technologies, Inc. current report on Form 8-K filed on May 25, 2010.)

10.11*	Consulting Agreement by and between Senesco Technologies, Inc. and John E. Thompson, Ph.D., dated July 12, 1999. (Incorporated by reference to Senesco Technologies, Inc. annual report on Form 10-KSB for the period ended June 30, 2000.)

10.12*	Amendment to Consulting Agreement of July 12, 1999, as modified on February 8, 2001, by and between Senesco, Inc. and John E. Thompson, Ph.D., dated December 13, 2002. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 2002.)

10.13 *	Amendment # 5 to Consulting Agreement of July 12, 1999, as modified, by and between Senesco, Inc. and John E. Thompson, Ph.D., dated June 15, 2007. (Incorporated by reference to Exhibit 10.49 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2007.)

10.14 *	Amendment # 6 to Consulting Agreement of July 12, 1999, as modified, by and between Senesco, Inc. and John E. Thompson, Ph.D., dated June 25, 2009. (Incorporated by reference to Exhibit 10.17 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2009.)

10.15 *	Amendment # 7 to Consulting Agreement of July 12, 1999, as modified, by and between Senesco, Inc. and John E. Thompson, Ph.D., dated June 20, 2011.

10.16 +	Development Agreement by and between Senesco Technologies, Inc. and ArborGen, LLC, dated June 28, 2002. (Incorporated by reference to Exhibit 10.31 of Senesco Technologies, Inc. annual report on Form 10-KSB for the year ended June 30, 2002.)

10.17 +	Commercial License Agreement by and between Senesco Technologies, Inc. and ArborGen, LLC dated as of December 21, 2006. (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended December 31, 2006.)

10.18 +	Development and License Agreement by and between Senesco Technologies, Inc. and Calwest Seeds, dated September 14, 2002. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended September 30, 2002.)

10.19 +	Development and License Agreement by and between Senesco Technologies, Inc. and The Scotts Company, dated March 8, 2004. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended March 31, 2004.)

10.20 +	Development and License Agreement with Broin and Associates, Inc. (currently known as Poet) dated as of October 14, 2004. (Incorporated by reference to Exhibit 10.2 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended September 30, 2004.)

Exhibit
No.	Description of Exhibit

10.21 +	License Agreement by and between Senesco Technologies, Inc. and Bayer CropScience GmbH, dated as of November 8, 2006. (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-Q for the quarterly period ended December 31, 2006.)

10.22 +	License Agreement with Bayer CropScience AG dated as of July 23, 2007. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended September 30, 2007.)

10.23 +	Patent License Agreement with Monsanto Company dated as of August 6, 2007. (Incorporated by reference to Exhibit 10.2 of Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended September 30, 2007.)

10.24 +	License Agreement with Bayer CropScience AG dated as of September 17, 2007. (Incorporated by reference to Exhibit 10.3 of Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended September 30, 2007.)

10.25 +	Biofuels Evaluation and License Agreement by and between BioCorp Ventures LLC, Senesco Technologies, Inc. and Senesco, Inc. dated February 8, 2012. (Incorporated by reference Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended March 31, 2012.)

10.26+	Amended and Restated Agreement by and between Rahan Meristem (1998) LTD., Senesco Technologies, Inc. and Senesco, Inc. dated December 22, 2011. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended December 31, 2011.)

10.27	Research Agreement by and among Senesco Technologies, Inc., Dr. John E. Thompson and the University of Waterloo, dated September 1, 1998, as amended. (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 1998.)

10.28	Amendment to Research Agreement by and among the University of Waterloo, Senesco, Inc. and Dr. John E. Thompson, Ph.D., dated September 1, 2010. (Incorporated by reference to Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2010.)

10.29	Amendment to Research Agreement by and among the University of Waterloo, Senesco, Inc. and Dr. John E. Thompson, Ph.D., dated December 1, 2010. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended December 31, 2010.)

10.30	Amendment to Research Agreement by and among the University of Waterloo, Senesco, Inc. and Dr. John E. Thompson, Ph.D., dated September 1, 2011. (Incorporated by reference to Exhibit 10.29 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2011.)

10.31 †	Amendment to Research Agreement by and among the University of Waterloo, Senesco, Inc., and Dr. John E. Thompson, Ph.D., dated June 11, 2012. (filed herewith.)

Exhibit
No.	Description of Exhibit

10.32 †	Amendment to Research Agreement by and among the University of Waterloo, Senesco, Inc. and Dr. John E. Thompson, Ph.D., dated September 1, 2012. (filed herewith.)

10.33 +	Master Product Sale Agreement with VGXI, Inc. dated as of June 27, 2008. (Incorporated by reference to Exhibit 10.29 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2008.)

10.34	Master Product Sale Agreement with Polyplus-transfection dated as of June 30, 2008. (Incorporated by reference to Exhibit 10.30 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2008.)

10.35	Proposal for Manufacture and Supply by and between Avecia Biotechnology, Inc. and Senesco Technologies, Inc. dated as of September 4, 2008. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended September 30, 2008.)

10.36	Master Services Agreement by and between Criterium, Inc. and Senesco Technologies, Inc. dated June 20, 2011. (Incorporated by reference to Exhibit 10.35 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2011.)

10.37	Clinical Trial Research Agreement by and between Mayo Clinic and Senesco Technologies, Inc. dated August 15, 2011. (Incorporated by reference to Exhibit 10.36 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2011.)

10.38	Agreement for Service on Senesco Technologies, Inc. Scientific Advisory Board by and between Senesco Technologies, Inc. and Dr. Charles A. Dinarello, dated February 12, 2002. (Incorporated by reference to Exhibit 10.6 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended March 31, 2002.)

10.39	Agreement for Service on Senesco Technologies, Inc. Scientific Advisory Board by and between Senesco Technologies, Inc. and James W. Mier, M.D., dated April 2, 2007. (Incorporated by reference to Exhibit 10.43 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2007.)

10.40	Securities Purchase Agreement by and between Senesco Technologies, Inc. and Partlet Holdings Ltd. Dated as of July 9, 2009. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. current report on Form 8-K, filed on July 10, 2009.)

10.41	Securities Purchase Agreement by and between Senesco Technologies, Inc. and each of Robert Forbes, Timothy Forbes, Harlan W. Waksal, M.D., Rudolf Stalder, Christopher Forbes, David Rector, John N. Braca, Jack Van Hulst, Warren Isabelle and the Thomas C. Quick Charitable Foundation dated as of July 29, 2009. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. current report on Form 8-K , filed on July 30, 2009.)

Exhibit
No.	Description of Exhibit

10.42	Securities Purchase Agreement by and between Senesco Technologies, Inc. and Cato Holding Company dated as of July 29, 2009. (Incorporated by reference to Exhibit 10.2 of Senesco Technologies, Inc. current report on Form 8-K , filed on July 30, 2009.)

10.43	Securities Purchase Agreement by and between Senesco Technologies, Inc. and certain investors (Non-Affiliates). (Incorporated by reference to Exhibit 10.2 of Senesco Technologies, Inc. current report on Form 8-K filed on March 29, 2010.)

10.44	Securities Purchase Agreement by and between Senesco Technologies, Inc. and certain investors (Non-Affiliates). (Incorporated by reference to Exhibit 10.3 of Senesco Technologies, Inc. current report on Form 8-K filed on March 29, 2010.)

10.45	Securities Purchase Agreement by and between Senesco Technologies, Inc. and certain investors (Affiliates). (Incorporated by reference to Exhibit 10.4 of Senesco Technologies, Inc. current report on Form 8-K filed on March 29, 2010.)

10.46	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. current report on Form 8-K filed on January 9, 2012.)

10.47	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. current report on Form 8-K filed on March 2, 2012.)

10.48	Registration Rights Agreement dated March 26, 2010 by and between Senesco Technologies, Inc. and certain investors. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. current report on Form 8-K filed on March 29, 2010.)

10.49	Sublease Agreement, dated as of May 16, 2011 and effective as of May 19, 2011, by and between Norris, McLaughlin & Marcus, P.A., as Sublandlord, and Senesco Technologies, Inc., as Subtenant. (Incorporated by reference to Senesco Technologies, Inc. current report on Form 8-K filed on May 25, 2011.)

10.50	Credit Agreement dated as of February 17, 2010 by and between Senesco Technologies, Inc. and JMP Securities. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended March 31, 2010.)

10.51	Promissory Note by and among J.P. Morgan Clearing Corp. and Senesco Technologies, Inc., dated April 8, 2011. (Incorporated by reference to Exhibit 10.2 of Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended March 31, 2011.)

10.52	At Market Issuance Sales Agreement by and between Senesco Technologies Inc. and McNicoll, Lewis & Vlak LLC dated December 22, 2010. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. current report on Form 8-K filed on December 22, 2010.)

10.53 *	1998 Stock Incentive Plan, as amended on December 13, 2002. (Incorporated by reference to Exhibit 10.7 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 2002.)

Exhibit
No.	Description of Exhibit

10.54*	Senesco Technologies, Inc. 2008 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended December 31, 2008.)

10.55*	Amendment to Senesco Technologies, Inc. 2008 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. current report on Form 8-K filed on May 28, 2010.)

10.56*	Form of Stock Option Agreement under the Senesco Technologies, Inc. 2008 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.5 of Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended September 30, 2009.)

10.57*	Form of Restricted Stock Unit Issuance Agreement under the Senesco Technologies, Inc. 2008 Stock Incentive Plan. (Incorporated by reference to exhibit 10.6 of Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended September 30, 2009.)

21	Subsidiaries of the Registrant. (Incorporated by reference to Senesco Technologies, Inc. annual report on Form 10-KSB for the period ended June 30, 1999.)

23.1 †	Consent of McGladrey, LLP.

31.1 †	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 †	Certification of the principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 †	Certification of the principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 †	Certification of the principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 13(a) of Form 10-K.
†	Filed herewith.
+	The SEC granted Confidential Treatment for portions of this Exhibit.

SENESCO TECHNOLOGIES, INC.

AND SUBSIDIARY

(a development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Senesco Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Senesco Technologies, Inc. and Subsidiary (a development stage company) as of June 30, 2012 and June 30, 2011, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2012 and cumulative amounts from July 1, 1998 (inception) to June 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Senesco Technologies, Inc. and Subsidiary as of June 30, 2012 and June 30, 2011, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2012 and cumulative amounts from July 1, 1998 (inception) to June 30, 2012, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, generated minimal revenues, and continues to incur significant expenses that exceed revenue streams. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McGladrey LLP
New York, New York
September 28, 2012

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2012	2011

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,001,325	$3,609,954
Prepaid research services and supplies and expenses	1,548,524	1,446,064

Total Current Assets	3,549,849	5,056,018

Equipment, furniture and fixtures, net	5,857	3,782
Intangibles, net	3,393,992	3,524,731
Deferred income tax assets, net	-	-
Security deposit	5,171	12,358

TOTAL ASSETS	$6,954,869	$8,596,889

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$594,514	$559,525
Accrued expenses	369,695	509,806
Line of credit	2,199,108	2,199,108

Total Current Liabilities	3,163,317	3,268,439

Warrant liabilities	238,796	711,259
Grant payable	99,728	99,728

TOTAL LIABILITIES	3,501,841	4,079,426

STOCKHOLDERS' EQUITY:

Preferred stock, $0.01 par value, authorized 5,000,000 shares
Series A 10,297 shares issued and 3,379 and 3,690 shares outstanding, respectively (liquidation preference of $3,463,475 and $3,782,250 at June 30, 2012 and June 30, 2011, respectively)	34	37
Series B 1,200 shares issued and outstanding (liquidation preference of $1,230,000 and $1,230,000 at June 30, 2012 and June 30, 2011, respectively)	12	12
Common stock, $0.01 par value, authorized 350,000,000 shares, issued and outstanding 94,112,483 and 77,769,677, respectively	941,125	777,697
Capital in excess of par	69,952,152	64,488,152
Deficit accumulated during the development stage	(67,440,295)	(60,748,435)

Total Stockholders' Equity	3,453,028	4,517,463

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,954,869	$8,596,889

See Notes to Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

				Cumulative
	Fiscal Year Ended June 30,			Amounts from
	2012	2011	2010	Inception

Revenue	$200,000	$-	$140,000	$1,790,000

Operating expenses:
General and administrative	2,724,144	2,610,222	2,349,116	31,614,677
Research and development	2,566,247	3,720,394	2,637,407	21,235,605
Total operating expenses	5,290,391	6,330,616	4,986,523	52,850,282

Loss from operations	(5,090,391)	(6,330,616)	(4,846,523)	(51,060,282)

Other non-operating income (expense)

Grant income	-	244,479	-	244,479

Fair value – warrant liability	472,463	609,239	2,516,661	8,330,130

Sale of state income tax loss – net	-	-	-	586,442

Other noncash (expense) income, net	-	(115,869)	-	205,390

Loss on extinguishment of debt	-	-	(361,877)	(361,877)

Write-off of patents abandoned	(321,137)	(1,588,087)	-	(1,909,224)

Amortization of debt discount and financing costs	-	-	(10,081,107)	(11,227,870)

Interest expense – convertible notes	-	-	(586,532)	(2,027,930)

Interest (expense) income - net	(127,068)	(88,122)	(24,135)	283,988

Net loss	(5,066,133)	(7,268,976)	(13,383,513)	(56,936,754)

Preferred dividends	(1,625,727)	(2,638,300)	(6,239,514)	(10,503,541)

Loss applicable to common shares	$(6,691,860)	$(9,907,276)	$(19,623,027)	$(67,440,295)

Basic and diluted net loss per common share	$(0.08)	$(0.14)	$(0.67)

Basic and diluted weighted-average number of common shares outstanding	85,703,291	69,332,477	29,112,976

See Notes to Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Period from July 1, 1998 (date of inception) to June 30, 2012

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

Period from July 1, 1998 (date of inception) to June 30, 2012

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

Period from July 1, 1998 (date of inception) to June 30, 2012

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

Period from July 1, 1998 (date of inception) to June 30, 2012

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

Period from July 1, 1998 (date of inception) to June 30, 2012

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

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Period from July 1, 1998 (date of inception) to June 30, 2012

						Deficit
						Accumulated
						During the
					Capital in Excess	Development	Stockholders'
	Preferred Stock		Common Stock		of Par Value	Stage	Equity
	Shares	Amount	Shares	Amount
Issuance of common stock at prices ranging from $0.30 per share to $0.36 per share	-	-	5,911,457	59,114	1,794,305	-	1,853,419

Commissions and other fees related to the issuance of common stock	-	-	-	-	(197,908)	-	(197,908)

Preferred stock converted into common stock	(4,345)	(43)	13,668,750	136,687	(136,644)	-	-

Warrants converted into common stock			175,000	1,750	-	-	1,750

Issuance of common stock in lieu of cash payment for dividends	-	-	7,912,266	79,124	2,307,066	$(2,155,315)	230,875

Fair market value of options and warrants vested and amended	-	-	-	-	866,235	-	866,235

Reclassification of warrant liability	-	-	-	-	1,173,296	-	1,173,296

Issuance of common stock under the Company's the Company's long-term incentive plan	-	-	10,000	100	(100)	-	-

Deemed dividend - Preferred Stock	-	-	-	-	360,733	(360,733)	-

Dividends accrued and unpaid at June 30, 2011	-	-	-	-	-	(122,252)	(122,252)

Net loss	-	-	-	-	-	(7,268,976)	(7,268,976)

Balance at June 30, 2011	4,890	$49	77,769,677	$777,697	$64,488,152	$(60,748,435)	$4,517,463

Issuance of common stock at prices ranging from $0.26 per share to $0.31 per share	-	-	12,842,296	128,423	3,243,258	-	3,371,681

Commissions and other fees related to the issuance of common stock	-	-	-	-	(143,765)	-	(143,765)

Preferred stock converted into common stock	(311)	(3)	1,178,633	11,786	(11,783)	-	-

Issuance of common stock in lieu of cash payment for dividends	-	-	2,321,877	23,219	533,931	(434,898)	122,252

Deemed dividend - Preferred Stock	-	-	-	-	1,076,355	(1,076,355)	-

Fair market value of options and warrants vested	-	-	-	-	766,004	-	766,004

Dividends accrued and unpaid at June 30, 2012	-	-	-	-	-	(114,474)	(114,474)

Net loss	-	-	-	-	-	(5,066,133)	(5,066,133)

Balance July 1, 1998 (inception) through June 30, 2012	4,579	$46	94,112,483	$941,125	$69,952,152	$(67,440,295)	$3,453,028

See Notes to Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

				Cumulative
	Fiscal Year Ended June 30,			Amounts from
	2012	2011	2010	Inception
Cash flows from operating activities:
Net loss	$(5,066,133)	$(7,268,976)	$(13,383,513)	$(56,936,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash capital contribution	-	-	-	85,179
Noncash conversion of accrued expenses into equity	-	-	-	131,250
Noncash income related to change in fair value of warrant liability	(472,463)	(609,239)	(2,516,661)	(8,651,389)
Noncash charge for change in warrant terms	-	115,869	-	115,869
Issuance of common stock and warrants for interest	-	-	552,673	2,003,386
Issuance of common stock for services	-	-	53,800	53,800
Stock-based compensation expense	766,004	750,366	386,639	12,105,953
Depreciation and amortization	258,023	143,274	126,567	1,100,305
Write-off of intangibles	321,137	1,588,087	-	1,909,224
Deferred rent	-	(8,060)	(7,957)	-
Amortization of convertible note discount	-	-	9,448,783	10,000,000
Amortization of deferred financing costs	-	-	632,324	1,227,869
Loss on extinguishment of debt	-	-	361,877	361,877
(Increase) decrease in operating assets:
Prepaid expenses and other current assets	(102,460)	(141,269)	(143,447)	(1,548,524)
Security deposit	7,187	(5,171)	-	(5,171)
Increase (decrease) in operating liabilities:
Accounts payable	34,989	2,105	(419,260)	594,514
Accrued expenses	(132,333)	41,572	165,046	430,222
Net cash used in operating activities	(4,386,049)	(5,391,442)	(4,743,129)	(37,022,390)

Cash flows from investing activities:
Patent costs	(446,035)	(684,399)	(807,915)	(6,224,712)
Redemption of investments, net	-	-	1,050,000	-
Purchase of equipment, furniture and fixtures	(4,461)	(2,026)	(1,116)	(184,666)
Net cash used in investing activities	(450,496)	(686,425)	240,969	(6,409,378)

Cash flows from financing activities:
Proceeds from grant	-	-	-	99,728
Proceeds from draw-down on line of credit	-	4,264	2,194,844	2,199,108
Proceeds from issuance of bridge notes	-	-	-	525,000
Proceeds from issuance of preferred stock and warrants, net	-	-	10,754,841	10,754,841
Redemption of convertible notes and warrants	-	-	(2,160,986)	(2,160,986)
Proceeds from issuance of convertible notes	-	-	-	9,340,000
Deferred financing costs	-	-	-	(651,781)
Proceeds from issuance of common stock and warrants, net and exercise of warrants and options	3,227,916	1,657,261	1,359,188	25,327,183
Net cash provided by financing activities	3,227,916	1,661,525	12,147,887	45,433,093

Net (decrease) increase in cash and cash equivalents	(1,608,629)	(4,416,342)	7,645,727	2,001,325

Cash and cash equivalents at beginning of period	3,609,954	8,026,296	380,569	-
Cash and cash equivalents at end of period	$2,001,325	$3,609,954	$8,026,296	$2,001,325

See Notes to Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Principal Business Activity:

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

Liquidity

As shown in the accompanying consolidated financial statements, the Company has a history of losses with a deficit accumulated during the development stage from July 1, 1998 (inception) through June 30, 2012 of $67,440,295. Additionally, the Company has generated minimal revenues by licensing its technology for certain crops to companies willing to share in its development costs. In addition, the Company’s technology may not be ready for commercialization for several years. The Company expects to continue to incur losses for the next several years because it anticipates that its expenditures on research and development, and administrative activities will significantly exceed its revenues during that period. The Company cannot predict when, if ever, it will become profitable.

As of June 30, 2012, the Company had cash and cash equivalents in the amount of $2,001,325, which consisted of checking accounts and money market funds. In December 2010, the Company entered into an At Market Issuance Sales Agreement (“ATM”) whereby it may issue up to $5,500,000 of the Company’s common stock, par value $0.01 per share, (the “Common Stock”) under this facility. The Company estimates that its cash and cash equivalents and the net proceeds from its ATM facility will cover its expenses through November 2012. The Company has the ability to raise additional capital through its ATM facility, draw down on its unused line of credit and delay certain costs, if necessary, which will provide the Company with enough cash to fund its operations at least through March 31, 2013. In order to provide the Company with the cash resources necessary to fund operations through at least June 30, 2013, the Company plans on raising additional capital through a private or public placement of its Common Stock in the near future.

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

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our limited capital resources and operations to date have been funded primarily with the proceeds from public and private equity and debt financings and milestone payments on license agreements. Based on our currently available cash, we do not have adequate cash on hand to cover our anticipated expenses for the next 12 months. If we fail to raise a significant amount of capital, we may need to significantly curtail operations, cease operations or seek federal bankruptcy protection in the near future. These conditions have caused our auditors to raise substantial doubt about our ability to continue as a going concern. Consequently, the audit report prepared by our independent public accounting firm relating to our financial statements for the year ended June 30, 2012 includes a going concern explanatory paragraph.

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

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the warrant liabilities is based on the Black-Scholes Merton and Modified Black-Scholes Merton option pricing models (“Black-Scholes model”) (Level 3). (See note 8).

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

Equipment, Furniture and Fixtures, Net

Equipment, furniture and fixtures are recorded at cost. Depreciation is calculated on a straight-line basis over the estimated useful life of each asset, generally four to seven years. Expenditures for major renewals and improvements are capitalized, and expenditures for maintenance and repairs are charged to operations as incurred. (See note 4).

Intangibles, Net

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

The length of time that it takes for an initial patent application to be approved is generally between four to six years. However, due to the unique nature of each patent application, the actual length of time may vary. If a patent application is denied, the associated cost of that application would be written off. However, the Company has not had any patent applications denied as of June 30, 2012. Additionally, should a patent application become impaired during the application process, the Company would write down or write off the associated cost of that patent application.

Issued patents and agricultural patent applications pending are being amortized over a period of 17 years from inception, the expected economic life of the patent. (See note 5).

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

If a triggering event occurs and if the Company's review determines that the future discounted cash flows related to the groups, including these assets, will not be sufficient to recover their carrying value, the Company will reduce the carrying values of these assets down to its estimate of fair value and continue amortizing them over their remaining useful lives. To date, except for certain patents and patents pending that the Company abandoned during the fiscal years ended June 30, 2012 and 2011, the Company has not recorded any impairment of intangible assets. During the fiscal years ended June 30, 2012 and 2011, in order to reduce its cost of patent prosecution and maintenance the Company reviewed its patent portfolio and identified several patents and patent applications that it believed it no longer needed to maintain without having a material impact on the patent portfolio. Accordingly, during the fiscal years ended June 30, 2012 and 2011, the Company wrote off patent costs in the net amount of $321,137 and $1,588,087, respectively.

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

As of June 30, 2012, there were 90,485,261 additional potentially dilutive shares of common stock. These additional shares include 17,611,538 shares issuable upon conversion of the Preferred Stock, and 72,873,723 shares issuable upon the exercise of outstanding options and warrants. As of June 30, 2011, there were 82,949,540 additional potentially dilutive shares of common stock. These additional shares include 16,300,000 shares issuable upon conversion of the Preferred Stock, and 66,649,540 issuable upon the exercise of outstanding options and warrants. As of June 30, 2010, there were 91,299,773 additional potentially dilutive shares of common stock. These additional shares include 28,859,375 shares issuable upon conversion of the Preferred Stock and 62,440,398 shares issuable upon the exercise of outstanding options and warrants.

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

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

While the Company believes that its tax positions are fully supportable, there is a risk that certain positions could be challenged successfully. In these instances, the Company looks to establish reserves. If the Company determined that a tax position is more likely than not of being sustained upon audit, based solely on the technical merits of the position, the Company would recognize the benefit. The Company measures the benefit by determining the amount that has a likelihood greater than 50% of being realized upon settlement. The Company presumes that all tax positions will be examined by a taxing authority with full knowledge of all relevant information. The Company regularly monitors its tax positions, tax assets and tax liabilities. The Company reevaluates the technical merits of its tax positions and would recognize an uncertain tax benefit or derecognize a previously recorded tax benefit when (i) there is a completion of a tax audit, (ii) there is a change in applicable tax law including a tax case or legislative guidance, or (iii) there is an expiration of the statute of limitations. Significant judgment is required in accounting for tax reserves. As of June 30, 2012, the Company determined that it had no liability for uncertain income taxes. The Company’s policy is to recognize potential accrued interest and penalties related to the liability for uncertain tax benefits, if applicable, in income tax expense. The Company’s tax returns for the fiscal years ended June 30, 2012, 2011, 2010 and 2009 are open for examination. (See note 11).

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

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the total stock-based compensation expense and issuance of common stock for services included in the consolidated statements of operations for the fiscal years ended June 30, 2012, 2011 and 2010 and from inception to date.

	Fiscal Year Ended June 30,			Cummulative
	2012	2011	2010	From Inception
General and administrative	721,197	709,207	433,414	10,595,114
Research and development	44,807	41,159	7,025	1,564,639
Total	$766,004	$750,366	$440,439	$12,159,753

The Company estimated the fair value of each warrant and option grant throughout the year using the Black-Scholes option-pricing model using the following assumptions:

Fiscal Year Ended June 30,
	2012	2011	2010

Risk-free interest rate (1)	0.4%-1.9%	1.3%-2.9%	2.0%-3.9%
Expected volatility	78-105%	103-104%	100-106%
Dividend yield	None	None	None
Expected life (2)	2.5 - 10.0	5.0 - 10.0	3.5-6.2

(1) Represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term.

(2) Expected life for employee based stock options was estimated using the “simplified” method, as allowed under the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 110.

The economic values of the options will depend on the future price of the Company's Common Stock, par value $0.01, which cannot be forecast with reasonable accuracy.

Research and Development

Research and development costs are expensed as incurred.

Recent Accounting Pronouncements Applicable to the Company

The Company does not believe that the following recent accounting pronouncements or any other recently issued, but not yet effective accounting standards will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

In September 2011, the Financial Accounting Standards Board issued ASU 2011-08 Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This will be effective for the Company beginning with the fiscal year ending June 30, 2013.

In December 2011, the Financial Accounting Standards Board issued ASU 2011-11 Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This will be effective for the Company beginning with the fiscal year ending June 30, 2014.

In December 2011, The Financial Accounting Standards Board issued ASU 2011-12 Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This will be effective for the Company beginning with the fiscal year ending June 30, 2013.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 2012, the Financial Accounting Standards Board issued ASU 2012-02 Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This will be effective for the Company beginning with the fiscal year ending June 30, 2013.

3.	Fair Value Measurements:

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2012 and 2011:

	Carrying	Fair Value Measurement at June 30, 2012
	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$2,001,325	$2,001,325	$-	$-

Liabilities:
Warrant liabilities	$238,796	$-	$-	$238,796

	Carrying	Fair Value Measurement at June 30, 2011
	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$3,609,954	$3,609,954	$-	$-

Liabilities:
Warrant liabilities	$711,259	$-	$-	$711,259

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments:

	Fiscal Year ended June 30,
	2012	2011

Beginning Balance	$711,259	$2,493,794
Reclassification to equity due to change in terms of common stock warrants exercisable at $0.35	-	(1,173,296)
Gain due to change in fair value of warrant liabilities, net	(472,463)	(609,239)
Ending Balance	$238,796	$711,259

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Equipment, Furniture and Fixtures:

Equipment, Furniture and Fixtures consist of the following:

	June 30,
	2012	2011

Equipment	$31,053	$26,592
Furniture and fixtures	67,674	67,674
	98,727	94,266
Less—Accumulated depreciation	(92,870)	(90,484)
	$5,857	$3,782

Depreciation expense aggregated $2,386, $2,798, $2,548 and $178,809 for the fiscal years ended June 30, 2012, 2011, 2010, and cumulatively from inception through June 30, 2012, respectively.

5.	Intangible assets:

Intangible assets consist of the following:

	June 30,
	2012	2011

Patents approved	$2,209,286	$2,059,323
Patents pending	1,912,526	1,979,246
	4,121,812	4,038,569
Accumulated amortization	(727,820)	(513,838)
	$3,393,992	$3,524,731

Amortization expense amounted to $255,637, $140,476, $124,019 and $921,496 for the fiscal years ended June 30, 2012, 2011, 2010, and cumulatively from inception through June 30, 2012, respectively.

During the fiscal years ended June 30, 2012 and 2011, the Company abandoned certain patents and patents pending. Accordingly, intangible assets were reduced by the net carrying value of those patents and patents pending in the amount of $321,137 and $1,588,087, respectively.

Estimated amortization expense for the next five fiscal years is as follows:

Fiscal Year ended June 30,
2013	$300,000
2014	300,000
2015	300,000
2016	300,000
2017	300,000

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Accrued Expenses:

Accrued expenses were comprised of the following:

	June 30,
	2012	2011

Accrued research	$113,264	$195,992
Accrued dividends payable	114,474	122,252
Accrued other	141,957	191,562
	$369,695	$509,806

7.	Line of Credit:

On February 17, 2010, the Company entered into a credit agreement with JMP Securities LLC. The agreement provides the Company with, subject to certain restrictions, including the existence of suitable collateral, up to a $3.0 million line of credit upon which the Company may draw at any time (the “Line of Credit”). Any draws upon the Line of Credit accrue interest at an annual rate of (i) the broker rate in effect at the interest date (which was 3.75% at June 30, 2012), plus (ii) 2.0%. There are no other conditions or fees associated with the Line of Credit. The Line of Credit is not secured by any assets of the Company, but it is secured by certain assets of one of a member of the Company’s Board of Directors, Harlan W. Waksal, M.D., which is currently held by JMP Securities. The balance outstanding as of June 30, 2012 and 2011 was $2,199,108 and $2,199,108, respectively. In April 2011, we were required to enter into a new demand note with the clearing agent for JMP Securities in connection with the Line of Credit.

Total interest expense recorded under the Line of Credit for the fiscal years ended June 30, 2012 and 2011 amounted to $134,549 and $110,649, respectively.

8.	Warrant Liabilities:

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

The fair value of the warrants that have cash settlement features is estimated using a probability –weighted Black-Scholes model. The unobservable input used by the Company on certain warrants was the estimation of the likelihood of a fundamental transaction, as defined in the related agreements, which was estimated to be 15% at June 30, 2012 and 2011.

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

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the fiscal year ended June 30, 2011, the holders of an aggregate of 22,641,665 warrants amended the terms of their warrants. As of the dates of the amendments to the warrants, the Black-Scholes value in the amount of $1,173,296 was reclassified from warrant liabilities to equity with the change in fair value from June 30, 2010 through the dates of the amendments being recorded in the consolidated statement of operations.

The Company also recorded a charge of $115,869 during the fiscal year ended June 30, 2011, as a result of the amendment to certain of the warrants that had an exercise price reset feature, whereby the exercise price of $0.50, subject to future adjustments, was reset to $0.32 and would no longer be subject to future adjustments and accordingly are no longer deemed to be liabilities. The charge of $115,869 represents the difference in the Black-Scholes value of the warrants immediately prior to the amendment and the Black-Scholes value of the warrants immediately after the amendment.

During the fiscal years ended June 30, 2012, 2011 and 2010, the Company revalued all of the remaining warrant liabilities, using the adjusted Black-Scholes and standard Black-Scholes models. A gain on the change in fair value of the warrant liabilities in the amount of $472,463, $609,239 and $2,516,661 was recorded in the Condensed Consolidated Statement of Operations for the fiscal years ended June 30, 2012, 2011 and 2010, respectively.

At June 30, 2012 and 2011, there were an aggregate of 21,307,814 warrants included in the fair value of the warrant liabilities.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assumptions used to value the warrants were as follows:

	June 30, 2012	June 30, 2011
Warrants issued on December 20, 2007

Estimated life in years	0.50	1.50
Risk-free interest rate (1)	0.15%	0.45%
Volatility	75%	79%
Dividend paid	None	None
Range of estimated strike prices	$0.33 - $0.36	$0.41 - $0.49
Range of estimated probabilities	10% - 50%	25% - 50%

Warrants issued on June 30, 2008

Estimated life in years	1.00	2.00
Risk-free interest rate (1)	0.21%	0.45%
Volatility	75%	79%
Dividend paid	None	None
Range of estimated strike prices	$0.33 - $0.36	$0.41 - $0.49
Range of estimated probabilities	10% - 50%	25% - 50%

Warrants issued on April 1, 2010

Estimated life in years	2.75	3.75
Risk-free interest rate (1)	0.39%	1.29%
Volatility	78%	107%
Dividend paid	None	None
Estimated probability of fundamental transaction	15%	15%

(1)	Represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the warrant term.

9.	Stockholders’ Equity:

Preferred Stock

On April 1, 2010, the Company sold 10,297 shares of 10% Series A preferred stock to non-affiliated purchasers for cash. On June 2, 2010, the Company sold 1,200 shares of 10% Series B preferred stock (together with the Series A preferred stock, the “Preferred Stock”) to affiliated purchasers for cash. The Company received gross proceeds in the aggregate amount of $11,497,000 and net proceeds in the amount of $10,754,841.

Pursuant to the terms of the Series A and Series B preferred stock, the Series A and Series B preferred stock was initially convertible into approximately 35,928,125 shares of the Company’s Common Stock, subject to adjustment. In addition, the Series A and Series B Preferred stockholders received immediately exercisable warrants to purchase up to approximately 35,928,125 shares.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Each share of Preferred Stock has a stated value of $1,000 (the “Stated Value”). Each holder of shares of Preferred Stock is entitled to receive semi-annual dividends at the rate of 10% per annum of the Stated Value for each share of preferred stock held by such holder. Except in limited circumstances, the Company can elect to pay the dividends in cash or shares of Common Stock. If the dividends are paid in shares of Common Stock, such shares will be priced at the lower of 90% of the average volume weighted-average price for the 20 days immediately preceding the payment date or $0.224. The dividends were subject to a 30% make whole provision. At June 30, 2012 the dividends are subject to a remaining 10% make whole provision.

The shares of preferred stock were convertible into shares of Common Stock at an initial conversion price of $0.32 per share and are convertible at any time. The conversion price is subject to adjustment if the Company sells or grants any Common Stock or Common Stock equivalents, subject to certain exclusions, at an effective price per share that is lower than the conversion price of the preferred stock. After 18 months from the date of issuance of the preferred stock, if the Company’s Common Stock trades above $0.80 for 20 out of 30 consecutive trading days, the preferred stock will no longer be subject to adjustment.

On December 27, 2010, in connection with the Company’s ATM facility (see below), the conversion price on the then outstanding 5,325 shares of Preferred Stock was adjusted from $0.32 to $0.30, resulting in an additional 1,109,375 shares of Common Stock that will be issued upon conversion of the then outstanding Preferred Stock. In connection with the adjustment of the conversion price, due to a beneficial conversion feature, an additional dividend in the amount of $360,733 was recorded as an increase to both additional paid-in capital and accumulated deficit. As a result of the reset of the conversion price, each share of Preferred Stock is convertible into 3,333 shares of Common Stock (a conversion price of $0.30). On July 18, 2011, in connection with the Company’s ATM facility, the conversion price on the then outstanding 4,860 shares of Preferred Stock was adjusted from $0.30 to $0.27, resulting in an additional 1,800,000 shares of Common Stock that would be issued upon conversion of the then outstanding Preferred Stock. In connection with the adjustments to the conversion price, due to a beneficial conversion feature, an additional dividend in the amount of $778,000 was recorded as an increase to both additional paid-in capital and accumulated deficit. As a result of the resets to the conversion price, each share of Preferred Stock was convertible into 3,704 shares of Common Stock (a conversion price of $0.27). On January 6, 2012, in connection with the Company’s placement of Common Stock and warrants discussed in Note 12, the conversion price on the then outstanding 4,845 shares of Preferred Stock was adjusted from $0.27 to $0.26, resulting in an additional 690,171 shares of Common Stock that will be issued upon conversion of the then outstanding Preferred Stock. In connection with the adjustments to the conversion price, due to a beneficial conversion feature, an additional dividend in the amount of $298,355 was recorded as an increase to both additional paid-in capital and accumulated deficit. As a result of the resets to the conversion price, each share of Preferred Stock was convertible into 3,846 shares of Common Stock (a conversion price of $0.26).

On August 8, 2012, in connection with a warrant exchange, 2,384 shares of Series A preferred stock were converted into 9,169,231 shares of Common Stock. Additionally, certain directors of the Company converted their 1,200 shares of Series B preferred stock into 4,615,385 of Common Stock. Subsequent to August 8, 2012, there were 995 shares of Series A preferred stock outstanding and no shares of Series B preferred stock outstanding.

The Company may force conversion of the remaining Preferred Stock if the Company’s Common Stock trades above $0.80 for 20 out of 30 consecutive trading days and there is an effective registration statement for the underlying Common Stock or such underlying Common Stock is freely tradable under Rule 144.

Warrants

Pursuant to the purchase agreements, the Company delivered a Warrant to purchase shares of Common Stock to the Series A Non-Affiliate Investors and a Warrant to purchase shares of Common Stock to the Series B Affiliate Investors (the “Warrants”). Each Warrant has an initial exercise price of $0.35 per share of Common Stock. The Warrants are immediately exercisable and have a five year term. The Warrants issued to the Series A Non-Affiliate Investors also contain a provision which limits the holder’s beneficial ownership to a maximum of 4.99% (which percentage may be increased to 9.99% upon 60 days notice to the Company).

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 8, 2012, pursuant to a warrant exchange agreement, 17,262,500 warrants were exchanged for 6,902,192 shares of Common Stock.

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

As discussed in note 8 above, the Company is required to record the warrants as liabilities. As a result, the Company must allocate the proceeds to the warrants based upon their fair value with the remainder of the proceeds allocated to the Preferred Stock. The Company allocated the gross proceeds of the offering as follows:

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

During fiscal year ended June 30, 2012, 311 shares of Preferred Stock were converted into 1,178,634 shares of Common Stock. During the fiscal year ended June 30, 2012, the Company issued an additional 2,321,877 shares of Common Stock for the payment of dividends in the amount of $557,150. Total dividends payable on the outstanding 4,579 shares of Preferred Stock at June 30, 2012 amounted to $114,474.

During the fiscal year ended June 30, 2011, 4,345 shares of Preferred Stock were converted into 13,668,750 shares of Common Stock. During the fiscal year ended June 30, 2011, the Company issued an additional 7,912,266 shares of Common Stock for the payment of dividends in the amount of $2,277,567. Total dividends payable on the outstanding 4,890 shares of Preferred Stock at June 30, 2011 amounted to $122,252.

During the fiscal year ended June 30, 2010, 2,262 shares of Preferred Stock were converted into 7,068,750 shares of Common Stock. During the fiscal year ended June 30, 2010, the Company issued an additional 3,029,465 shares of Common Stock for the payment of dividends in the amount of $678,600. Total dividends payable on the outstanding 9,235 shares of Preferred Stock at June 30, 2010 amounted to $230,875.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

On September 22, 2009, the stockholders approved a proposal to increase the authorized Common Stock of the Company from 100,000,000 shares to 120,000,000 shares. On May 25, 2010, the stockholders approved a proposal to increase the authorized Common Stock of the Company from 120,000,000 shares to 250,000,000 shares. On December 14, 2011, the stockholders approved a proposal to increase the authorized Common Stock of the Company from 250,000,000 shares to 350,000,000 shares.

At the Market Sales Agreement

On December 22, 2010, the Company entered into an At Market Issuance Sales Agreement (the “ATM”) under which the Company, from time to time, may issue and sell shares of its Common Stock, with an aggregate offering price of up to $5,500,000. Such Common Stock will be offered and sold pursuant to a prospectus supplement filed with the Securities and Exchange Commission in connection with the Company’s shelf registration statement on Form S-3 (File No. 333-170140), which became effective on November 9, 2010.

Upon delivery of a placement notice by the Company, if any, the placement agent may sell the Common Stock in any method permitted by law deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, at prices prevailing at the time of sale or at prices related to such prevailing market prices, including sales made directly on the NYSE MKT LLC, or NYSE MKT, or sales made through a market maker other than on an exchange. The placement agent will make all sales using commercially reasonable efforts consistent with its normal sales and trading practices on mutually agreed upon terms between the placement agent and the Company. The Company will pay the placement agent a commission of up to 6% of the gross proceeds from the sale of shares of the Common Stock, depending on the per share sales price. The Company has agreed to reimburse a portion of the placement agent’s expenses in connection with the offering, up to an aggregate amount of $25,000. In addition, the Company granted customary indemnification rights to the placement agent.

The ATM will terminate upon the earlier of (1) the sale of all of the Common Stock subject to the ATM, or (2) upon termination by the Company or the placement agent. The placement agent may terminate the ATM in certain circumstances, including the occurrence of a material adverse change that, in the placement agent’s reasonable judgment, may impair its ability to sell the Common Stock, the Company’s failure to satisfy any condition under the ATM or a suspension or limitation of trading of the Common Stock on the NYSE MKT. In addition, either the Company or the placement agent may terminate the ATM at any time and for any reason upon 10 days prior notice to the other party.

During the fiscal year ended June 30, 2012, the Company issued 1,834,557 shares of Common Stock under the ATM for gross proceeds in the amount of $509,670.

During the fiscal year ended June 30, 2011, the Company issued 5,911,457 shares of Common Stock under the ATM for gross proceeds in the amount of $1,853,421.

Private Placements of Common Stock and Warrants

On September 30, 2009, the Company issued 194,444 shares of the Company’s Common Stock at $0.90 per share, as well as a Series A Warrant and a Series B Warrant in exchange for the extinguishment of an accounts payable due to the vendor amounting to $175,000. The Series A Warrant entitles the holder to purchase in the aggregate, up to 175,000 shares of the Company’s Common Stock at $0.01 per warrant share, has a term of seven years and was exercisable immediately after the date of grant. The Series B Warrant entitles the holder to purchase, up to 177,431 shares of the Company’s Common Stock at $0.60 per warrant share, has a term of seven years and was not exercisable until after the six-month anniversary from the date of grant. The transaction was accounted for as an extinguishment of debt. The Company valued the Common Stock and warrants issued at fair value on the date of the closing which amounted to $261,532 and recorded a loss on the extinguishment of debt in the amount of $86,532 for the fiscal year ended June 30, 2010.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Public Placements of Common Stock and Warrants

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

10.	Stock-Based Compensation

In December 2008, the Company adopted the 2008 Incentive Compensation Plan (the "2008 Plan"), which provides for the grant of stock options, stock grants and stock purchase rights to certain designated employees and certain other persons performing services for the Company, as designated by the board of directors. Pursuant to the 2008 Plan, an aggregate of 5,137,200 shares of Common Stock had been reserved for issuance. On May 25, 2010, the Company increased the aggregate shares of Common Stock reserved for issuance under the 2008 Plan to 11,137,200. On March 11, 2011, the Company increased the aggregate shares of Common Stock reserved for issuance under the 2008 Plan to 23,005,003. Additionally, on January 1 of each calendar year beginning with the calendar year 2012 and ending with the calendar year 2015, the share reserve will automatically increase so that the total number of shares available for issuance under the 2008 Plan is 15% of the fully diluted shares as of the date of such increase, but in no event will such annual increase exceed 7,000,000 shares per year. On January 1, 2012, the increase in Common Stock reserved for issuance under the 2008 Plan was 2,210,257. The 2008 Plan is intended to serve as a successor to the Amended and Restated 1998 Stock Incentive Plan (the “1998 Plan”), which terminated in December 2008. On February 19, 2009, the Company filed a registration statement with the SEC to register all of the 6,137,200 shares of Common Stock underlying the 2008 Plan. On June 8, 2010, the Company filed with the SEC an amendment to the registration statement to register the additional 5,000,000 shares of Common Stock underlying the 2008 Plan. On January 4, 2012, the Company filed with the SEC an amendment to the registration statement to register the additional 2,210,257 shares of Common Stock underlying the 2008 Plan. The registration statement and amendments were deemed effective upon filing.

The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. Generally, the awards vest based upon time-based conditions or achievement of specified goals and milestones.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option activity under the 2008 Plan and 1998 Plan is summarized as follows:

		Weighted
	Aggregate	Average	Exercise Price
	Number	Exercise Price	Range
Outstanding, July 31, 2009	4,550,412	$1.70	$1.69 – 11.25
Granted	2,951,760	0.43	2.60 – 6.73
Exercised	-	-	-
Cancelled	-	-	-
Expired	(233,000)	3.45	4.75 – 6.60
Outstanding, June 30, 2010	7,269,172	1.13	$1.69 – 11.25
Granted	4,579,142	0.26	0.26 – 0.32
Exercised	-	-	-
Cancelled	-	-	-
Expired	(500,000)	1.14	0.99 – 2.25
Outstanding, June 30, 2011	11,348,314	0.78	$0.26 – 4.00
Granted	5,274,428	0.23	0.20 – 0.26
Exercised	-	-	-
Cancelled	-	-	-
Expired	(975,000)	2.32	1.50 – 4.00
Outstanding, June 30, 2012	15,647,742	$0.50	$0.20 – 3.45

Options exercisable at June 30, 2012	10,101,055	$0.62
Options exercisable at June 30, 2011	7,274,422	$1.04
Options exercisable at June 30, 2010	5,146,671	$1.34

Weighted average fair value of options granted during the fiscal year ended June 30, 2012	$0.17
Weighted average fair value of options granted during the fiscal year ended June 30, 2011	$0.33
Weighted average fair value of options granted during the fiscal year ended June 30, 2010	$0.45

Non-vested stock option activity under the Plan is summarized as follows:

		Weighted-average
	Number of	Grant-Date
	Options	Fair Value
Non-vested stock options at July 1, 2011	4,073,892	$0.25
Granted	5,274,428	0.17
Vested	(3,801,633)	0.20
Forfeited	-	-
Non-vested stock options at June 30, 2012	5,546,687	$0.25

As of June 30, 2012, the aggregate intrinsic value of stock options outstanding was $6,473, with a weighted-average remaining term of 7.6 years. The aggregate intrinsic value of stock options exercisable at that same date was $6,473, with a weighted-average remaining term of 7.0 years. As of June 30, 2012, the Company has 11,588,876 shares available for future stock option grants.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2012, total estimated compensation expense not yet recognized related to stock option grants amounted to $1,037,905, which will be recognized over the next 39 months.

Warrants

Total outstanding warrants at June 30, 2012 were as follows:

Strike Price	Warrants
$3.45	15,000
$3.15	20,000
$2.35	15,000
$1.40	5,000
$1.08	2,500
$1.01	4,150,000
$0.99	1,000
$0.90	388,889
$0.74	151,314
$0.60	2,770,850
$0.45	2,853,126
$0.35	37,007,813
$0.32	4,388,540
$0.29	4,926,949
$0.26	5,000
$0.01	525,000

57,225,981

As of June 30, 2012, 57,224,314 of the above warrants are exercisable expiring at various dates through 2017. At June 30, 2012, the weighted-average exercise price on the above warrants was $0.43.

On August 8, 2012, pursuant to a warrant exchange agreement, 17,262,500 of the warrants with a strike price of $0.35 were exchanged for 6,902,192 shares of Common Stock.

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

As of June 30, 2009, the Company had determined that the achievement of the target goals was probable and issued 116,000 Restricted Stock Units (“RSU”) and 124,000 options to purchase Common Stock with a fair value based upon the Black-Scholes model of $140,480. As a result, the Company recognized the fair value of the awards as compensation expense ratably over the seven and one-half month period from November 19, 2008 through June 30, 2009. In October 2009, it was determined that the executive officers had partially achieved the previously granted short-term performance milestones and the number of RSU’s and options to purchase Common Stock which vested were reduced. As a result, compensation expense was reduced by $13,840 during the fiscal year ended June 30, 2010.

Long-Term Incentive Program

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

During the fiscal year ended June 30, 2011, the Company determined that the first target goal under the Long-Term Equity Incentive Program had been met and, therefore, recognized $93,500 of compensation. The Company also determined that the second and third target goals under the Long-Term Equity Incentive Program would not be met. As such, the eligible shares and options related thereto will not vest and the remaining $374,000 of potential compensation expense will not be recognized.

11.	Income Taxes:

Since the Company has recurring losses and a valuation allowance against deferred tax assets, there is no tax expense (benefit) for all periods presented.

The Company files a consolidated federal income tax return. The subsidiary files separate state and local income tax returns.

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	June 30,
	2012	2011	2010
Federal income tax provision at statutory rate	(34.0)%	(34.0)%	(34.0)%
Fair value - warrant liability	(3.2)%	(2.8)%	(6.4)%
Amortization of debt discount and finance costs	-	-	23.0%
Other	(0.6)%	(1.9)%	(0.5)%
Change in valuation allowance	37.8%	38.7%	17.9%

Actual income tax provision (benefit) effective tax rate	- %	- %	- %

The deferred income tax asset consists of the following at:

	June 30,
	2012	2011

Net operating loss carryforwards	$17,738,000	$15,931,894
Stock-based compensation	2,243,000	2,101,085
Other	(42,000)	(95,928)
	19,939,000	17,937,051
Valuation allowance	(19,939,000)	(17,937,051)
Net deferred tax asset	$-	$-

At June 30, 2012, the Company has federal and state net operating loss carryforwards of approximately $45,451,000 and $38,084,000, respectively, available to offset future taxable income expiring on various dates through 2032. The timing and extent to which the Company can utilize future tax deductions in any year may be limited by provisions of the Internal Revenue Code regarding changes in ownership of Corporations (i.e. IRS Code Section 382).

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Commitments:

Research Agreement

Effective September 1, 1998, the Company entered into a research and development agreement, which has subsequently been renewed, with The University of Waterloo which Dr. John Thompson, who is an officer, director and stockholder of the Company, is affiliated with. Pursuant to the agreement, the university provides research and development under the direction of the researcher and the Company. The agreement is renewable annually by the Company which has the right of termination upon 30 days' advance written notice. Effective September 1, 2010, the Company extended the research and development agreement for an additional three-month period through November 30, 2010, in the amount of Can $164,200, or approximately U.S. $164,200. Effective December 1, 2010, the Company extended the research and development agreement for an additional nine-month period through August 31, 2011, in the amount of Can $434,687. Effective September 1, 2011, the Company extended the research and development agreement for an additional one-year period through August 31, 2012 in the amount of Can $555,900. Effective September 1, 2012, the Company extended the research and development agreement for an additional one-year period through August 31, 2013 in the amount of Can $611,550. Research and development expenses under this agreement for the fiscal years ended June 30, 2012, 2011 and 2010 aggregated U.S. $573,368, U.S. $622,872 and U.S. $672,693, respectively, and U.S. $7,149,301 for the cumulative period through June 30, 2012. Future obligations to be paid under the agreement through August 31, 2013 equal approximately U.S. $705,000.

Supply and service agreements

Effective June 20, 2011, the Company entered into an agreement with Criterium, Inc. (“Criterium”) under which Criterium will provide monitoring, project and data management services in connection with the Company’s Phase 1b/2a clinical trial. The agreement, as amended, has an initial term that commences on the date of the agreement and runs for a period of seventeen (17) months. The Company’s remaining financial obligation under the agreement is estimated to be approximately $289,890.

Consulting and other Agreements

Effective May 1, 1999, the Company entered into a consulting agreement for research and development with Dr. John Thompson. The agreement was renewed for an additional two-year term through June 30, 2013. Future obligations to be paid under the agreement equal $67,500.

The Company is obligated under a non-cancelable operating lease of office space expiring on May 31, 2013. The aggregate minimum future payments are $62,733. Rent expense charged to operations aggregated $69,174, $88,766, $86,215 and $914,732 for the fiscal years ended June 30, 2012, 2011, 2010, and from inception through June 30, 2012, respectively.

13.	Collaborative Arrangements:

On May 14, 1999, the Company entered into an agreement (the "Collaboration") with an Israeli partnership that is engaged in the worldwide marketing of tissue culture plants. The purpose of the Collaboration is to develop enhanced banana plants which will result in banana fruit with improved consumer- and grower-driven traits. The program had been performed as a joint collaboration whereby the Company paid for 50% of the research costs of the program. The Company's portion of the expenses of the collaboration approximated $100,000, $205,000 and $214,000 for the fiscal years ended June 30, 2012, 2011 and 2010, respectively, and is included in research and development expenses.

In July 1999, the Collaboration applied for and received a conditional grant from the Israel - United States Binational Research and Development Foundation (the "BIRD Foundation"). This agreement, as amended, allowed the Collaboration to receive $340,000 over a five-year period ending May 31, 2004. Grants received from the BIRD Foundation will be paid back only upon the commercial success of the Collaborations technology, as defined. The Company has received a total of $99,728, all of which was received prior to the fiscal years ended June 30, 2012, June 30, 2011, June 30, 2010 and June 30, 2009.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective December 22, 2011, the Company re-structured the Collaboration with the Israeli partnership to reflect the priorities of both Companies. The new agreement is an amendment to the original research and development agreement, dated May 14, 1999, that provided the Israeli company access to the Company’s proprietary technology enabling the two Companies to engage in a jointly-funded research and development program relating to the development and production of banana plants with improved traits. The new agreement re-structures the collaboration from a cost and profit sharing arrangement to a license agreement, which provides the Company with a mid- to upper-single digit royalty on incremental revenue as defined in the agreement, from the sale of the Israeli company’s banana seedling products containing the Company’s technology without any future payments by the Company for the costs of development and commercialization. If a product, which incorporates the Company’s technology, is commercialized by the Israeli partnership, the royalties will be payable from first commercial sale for the longer of ten (10) years or the expiration of the last valid patent on a country-by-country basis.

15.	Grant Income:

On October 29, 2010, the Company was approved for a grant in the amount of $244,479 in connection with the Qualified Therapeutic Discovery Project, which is Section 48D of the Internal Revenue Code. The funds were granted in connection with the Company’s program for the use of its lead therapeutic candidate, SNS01-T, in multiple myeloma.

16.	Subsequent Event:

On August 8, 2012, the Company completed an exchange (the “Exchange”) of certain five-year warrants issued by the Company in 2010 (the “Warrants”) to purchase 17,262,500 shares of Common Stock (the “Warrant Shares”) for 6,902,192 shares of Common Stock, and 2,384 shares of the Company’s 10% Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) were converted into 9,169,231 shares of Common Stock, pursuant to warrant exchange agreements (the “Warrant Exchange Agreements”) by and between the Company and certain holders of the Warrants (the “Warrant Holders”). Following the Exchange, Warrants to purchase 19,745,313 Warrant Shares and 995 shares of Series A Preferred Stock remain outstanding.

Pursuant to the terms of the Warrant Exchange Agreements, the Company and each Warrant Holder agreed to exchange the Warrant held by such Warrant Holder for a number of shares of Common Stock equal to the product of (i) the number of Warrant Shares underlying the Warrant, multiplied by (ii) 0.35; provided, that if such Warrant Holder also owned shares of the Company’s Series A Preferred Stock, such Warrant Holder additionally converted such shares of Series A Preferred Stock into the number of shares of Common Stock as determined pursuant to the terms set forth in the Certificate of Designation of Preferences, Rights and Limitations of 10% Series A Convertible Preferred Stock and the Company exchanged the Warrant held by such Warrant Holder for a number of shares of Common Stock equal to the product of (i) the number of Warrant Shares underlying the Warrant, multiplied by (ii) 0.45.

Additionally, certain members of the Company’s board of directors that owned shares of the Company’s 10% Series B Convertible Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”), agreed to convert 1,200 shares of Series B Preferred Stock into 4,615,385 shares of Common Stock, as determined pursuant to the terms set forth in the Certificate of Designation of Preferences, Rights and Limitations of 10% Series B Convertible Preferred Stock. Such conversions were not made pursuant to Warrant Exchange Agreements and therefore such directors did not receive any additional Common Stock. Following this conversion, no shares of Series B Preferred Stock remain outstanding.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The shares of the Company’s Common Stock were issued solely to former holders of the Warrants upon exchange and the Series A Preferred Stock and Series B Preferred Stock upon conversion pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended. This exemption is available to the Company because the shares of the Company’s Common Stock were exchanged by the Company with its existing security holders with no commission or other remunerations being paid or given for soliciting such an exchange.

17.	Supplemental Cash Flow Information

				Cumulative
	Fiscal Year Ended June 30,			Amounts from
	2012	2011	2010	Inception

Supplemental disclosure of non-cash transactions:

Conversion of convertible note into common stock	$-	$-	$7,619,360	$10,000,000
Conversion of bridge notes into common stock	-	-	-	534,316
Conversion of preferred stock into common stock	11,783	136,644	-	219,114
Allocation of preferred stock proceeds to warrants and beneficial conversion feature	1,076,355	360,733	-	8,526,135
Allocation of convertible debt proceeds to warrants and beneficial conversion feature	-	-	-	9,340,000
Warrants issued for financing costs	-	-	-	690,984
Issuance of common stock for interest payments on convertible notes	-	-	552,673	2,003,386
Issuance of common stock for dividend payments on preferred stock	557,153	2,155,315	-	3,621,943
Issuance of common stock in settlement of accounts payable	-	-	175,000	175,000
Dividends accrued on preferred stock	114,474	122,252	-	236,726
Supplemental disclosure of cash flow information:

Cash paid for interest	134,549	110,649	59,645	371,683

