Form 10-K/A
period 2012-06-30
SENESCO TECHNOLOGIES INC
filed 2012-10-26
CIK 1035354

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

The number of shares outstanding of each of the registrant's classes of common stock, as of October 15, 2012:

Class	Number of Shares

Common Stock, $0.01 par value	116,975,283

Preferred Stock, $0.01 par value	995

Explanatory Note

We are filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) of Senesco Technologies, Inc. to amend our Annual Report on Form 10-K for the year ended June 30, 2012, filed on September 28, 2012 (the “Original Form 10-K”, and together with the Amendment, the “Form 10-K”), to (i) furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T which provides the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language) and (ii) include the information required by Part III of the Form 10-K as we no longer anticipate filing our proxy statement for the 2013 annual meeting, within 120 days of June 30, 2012. With the exception of the inclusion of the Exhibit 101 and the information required by Part III, no information contained in the Original Form 10-K has been changed.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

- i -

- ii -

PART III

Item 10.          Directors, Executive Officers and Corporate Governance.

The following is a list of our current directors and executive officers, as of October 15, 2012, together with their ages and business backgrounds:

Name	Age	Capacities in Which Served	In Current Position Since
Leslie J. Browne, Ph.D.	62	President and Chief Executive Officer, Director	May 2010
John E. Thompson, Ph.D.	71	Executive Vice President and Chief Scientific Officer, Director	July 2004
Joel P. Brooks	53	Chief Financial Officer, Treasurer and Secretary	December 2000
Richard Dondero	62	Vice President of Research and Development	July 2004
Harlan W. Waksal, M.D.	59	Chairman of the Board of Directors	June 2009
John. N. Braca (1) (2)	54	Director	October 2003
Christopher Forbes (3)	61	Director	January 1999
Warren J. Isabelle	60	Director	June 2009
Thomas C. Quick (3)	57	Director	February 1999
David Rector (1) (2)	65	Director	February 2002
Rudolf Stalder (2) (3)	71	Director	February 1999
Jack Van Hulst	73	Director	January 2007

(1)	Member of the Compensation Committee
(2)	Member of the Audit Committee
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

David Rector has been our director since February 2002. Mr. Rector also serves as a director and member of the compensation and audit committee of the Dallas Gold and Silver Exchange (formerly Superior Galleries, Inc.) Mr. Rector also serves on the board of directors of Standard Drilling, Valor Gold Corp., American Strategic Minerals Corp., and Pershing Gold Corp. (formerly Sagebrush Gold, Ltd.). Since 1985, Mr. Rector has been the Principal of The David Stephen Group, which provides enterprise consulting services to emerging and developing companies in a variety of industries. Since February 2012 through present, Mr. Rector has served as the VP Finance & Administration of Pershing Gold Corp. From May 2011 through February 2012, Mr. Rector served as the President of Sagebrush Gold, Ltd. From October 2009 through August 2011, Mr. Rector had served as President and CEO of Li3 Energy, Inc. From July 2009 through May 2011, Mr. Rector had served as President and CEO of Nevada Gold Holdings, Inc. From September 2008 through November 2010, Mr. Rector served as President and CEO Universal Gold Mining Corp. Since October 2007 through present, Mr. Rector has served as President and CEO of Standard Drilling, Inc. From May 2004 through December 2006, Mr. Rector had served in senior management positions with Nanoscience Technologies, Inc., a development stage company engaged in the development of DNA Nanotechnology. From 1983 until 1985, Mr. Rector served as President and General Manager of Sunset Designs, Inc., a domestic and international manufacturer and marketer of consumer product craft kits, and a wholly-owned subsidiary of Reckitt & Coleman N.A. From 1980 until 1983, Mr. Rector served as the Director of Marketing of Sunset Designs. From 1971 until 1980, Mr. Rector served in progressive roles in the financial and product marketing departments of Crown Zellerbach Corporation, a multi-billion dollar pulp and paper industry corporation. Mr. Rector received a Bachelor of Science degree in Business/Finance from Murray State University in 1969. As a result of these professional and other experiences, Mr. Rector has a deep business understanding of developing companies. Mr. Rector also brings corporate governance experience through his service on other company boards.

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

Based solely on our review of the copies of such forms received by us and upon written representations of the Reporting Persons received by us, we believe that there has been compliance with all Section 16(a) filing requirements applicable to our Reporting Persons, with the following exceptions: Dr. Waksal filed Form 4 on January 19, 2012 to report the purchase of common stock on January 6, 2012; Mr. Forbes filed Form 4 on January 19, 2012 to report the purchase of common stock on January 6, 2012; and Paul Edward Klaver filed Form 4 on April 12, 2012 to report certain transfers of shares of common stock on March 15, 2012 and March 22, 2012.

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

Our Audit Committee is currently comprised of John N. Braca, David Rector and Rudolf Stalder. Mr. Braca currently serves as the chairman of the Audit Committee. The NYSE MKT currently requires an Audit Committee comprised solely of independent directors. Messrs. Braca, Rector and Stalder are “independent” members of our board as defined in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 803 of the NYSE MKT Company Guide. In addition, our board of directors has determined that Mr. Braca satisfies the definition of an audit committee “financial expert” as set forth in Item 407(d) (5) of Regulation S-K promulgated by the SEC. Our Audit Committee held five (5) meetings during Fiscal 2012.

Item 11.          Executive Compensation.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis explains the principles underlying our compensation policies and decisions and the principal elements of compensation paid to our executive officers during Fiscal 2012 and as anticipated for Fiscal 2013. Our Chief Executive Officer, Chief Financial Officer and all of our other executive officers included in the Summary Compensation Table will be referred to as the “named executive officers” for purposes of this discussion.

Compensation Objectives and Philosophy

The Compensation Committee, also referred to herein as the Committee, of the board is responsible for the following:

•	annually reviewing and approving, or recommending for approval by our board, the corporate goals and objectives relevant to executive officer compensation;

•	reviewing and approving, or recommending for approval by our board, the salaries and incentive compensation of our executive officers;

•	preparing the Compensation Committee report, including the Compensation Discussion and Analysis;

•	administering our 2008 Incentive Compensation Plan, or similar stock plan adopted by our stockholders; and

•	reviewing and making recommendations to our board with respect to director compensation.

As part of this process, the Committee seeks to accomplish the following objectives with respect to our executive compensation programs:

•	to motivate, recruit and retain executives capable of meeting our strategic objectives;

•	to provide incentives to ensure superior executive performance and successful financial results for us; and

•	to align the interests of executives with the long-term interests of our stockholders.

The Committee seeks to achieve these objectives by:

•	linking a substantial portion of compensation to our achievement of long-term and short-term research and development objectives and financial objectives and the individual’s contribution to the attainment of those objectives;

•	providing long-term equity-based incentives and encouraging direct share ownership by executives with the intention of providing incentive-based compensation to encourage a long-term focus on company profitability and stockholder value; and

•	understanding the marketplace and establishing a compensation structure that is adjusted for our position in the marketplace and our current financial condition and limited capital resources.

Setting Executive Compensation

For Fiscal 2012, the Committee’s objective was to target each component of compensation listed below to be competitive with comparable positions at peer group companies, and to target the total annual compensation of each named executive officer at the appropriate level for comparable positions at the competitive peer group companies.

During the compensation review process for Fiscal 2012, the Committee engaged, J. Richard and Co., also referred to herein as J. Richard, a nationally recognized compensation consulting firm, as its compensation consultant, on an as needed basis regarding its proposed programs and approaches to compensation during Fiscal 2012, for which J. Richard was compensated. Other than as described above, J. Richard did not provide any additional services to the Committee or Senesco for Fiscal 2012, and compensation to J. Richard for services rendered in Fiscal 2012 was less than $120,000. In addition, the Committee consulted with J. Richard in connection with its plans for Fiscal 2013.

The Committee elected to identify various companies in the biotech sector it felt were somewhat close in scope of operation to Senesco. It became evident, as in prior years, that due to the key banner points listed above (the breadth of operations in general, executive officers scope of duties and responsibilities, position in the life cycle, financial responsibilities, capitalization and size of management staff) it is very difficult to identify such public entities for comparative purposes. For Fiscal 2012, the companies we elected to evaluate were as follows: Access Pharma (ACCP.OB); Adventrx (ANX); Poniard (PARD); Cortex (CORX.OB); Callisto (CLSP.OB); RXi Pharmaceuticals (RXII); Titan Pharma (TTNP.OB); Oxigene (OXGN); Entremed (ENMD); and Silence Therapuetics (SLNCF). For Fiscal 2013, the companies we elected to evaluate were as follows: Access Pharma (ACCP.OB); Adventrx (ANX); Poniard (PARD); Cortex (CORX.OB); Callisto (CLSP.OB); RXi Pharmaceuticals (RXII); Titan Pharma (TTNP.OB); Oxigene (OXGN); Entremed (ENMD); and Silence Therapuetics (SLNCF). In selecting companies to survey for such compensation purposes, the Committee considered many factors not directly associated with the stock price performance of those companies, such as geographic location, development stage, organizational structure and market capitalization. For this reason, there is not a meaningful correlation between the companies included within the peer group identified for comparative compensation purposes and the companies included within the RDG Micro Biotechnology Index. Because the biotechnology industry is a dynamic industry, our comparator group is periodically updated to ensure that companies continue to meet established criteria and remain similar in scope of operation to us.

In determining the compensation of each named executive officer, the Committee also considers a number of other factors, including our recent performance and the named executive officer’s individual performance, the Chief Executive Officer’s recommendations and the importance of the executive’s position and role in relation to execution of our strategic plan. There is no pre-established policy for allocation of compensation between cash and non-cash components or between short-term and long-term components. Instead, the Committee determines the mix of compensation for each named executive officer based on its review of the competitive data, its subjective analysis of that individual’s performance and contribution to our financial performance, the financial strength and outlook of Senesco and, most of all, what is considered fair and reasonable based on the scope of operations and responsibilities of the officer. For the Chief Executive Officer, for Fiscal 2012, the Committee set his performance targets and compensation levels based upon the input from the Committee’s analysis and from the Chief Executive Officer. For other named executive officers, the Committee sets performance targets and compensation levels after taking into consideration recommendations from the Chief Executive Officer. As part of this process, the Committee considers a number of factors important to our stockholders, including ongoing concerns over the dilutive effect of option grants on our outstanding shares, the compensation expense we must take for financial accounting purposes in accordance with FASB Accounting Standards Codification Topic 718 (ASC 718, Compensation-Stock Compensation) with respect to option grants in relation to the actual value anticipated to be delivered to our executive officers from such awards, and the market volatility of our stock.

Components of Compensation

For Fiscal 2012, our executive compensation program included the following components:

•	base salary; and
•	annual short-term equity incentives.

Currently, for Fiscal 2013, our executive compensation program includes the following components:

•	base salary; and
•	annual short-term equity incentives.

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

When compared to comparable positions at the competitive peer group companies, it is the Committee’s objective to target the base compensation level of executive officers approximately around the 50th percentile because of our current financial position. However, historically, the compensation level for our executive officers has been below the 25th percentile of competitive peer group companies. In determining the compensation of each executive officer, the Committee also considers a number of other factors, including recent Senesco and individual performance, the officer’s position and responsibilities and the CEO’s recommendations (with respect to officers other than the CEO).

Base Salary for Fiscal 2012 – For Fiscal 2012, after review of the factors discussed above, the following named executive officers’ salaries were increased as follows:

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

Base Salary for Fiscal 2013 – For Fiscal 2013, after a review of the factors discussed above, the following named executive officer’s salaries were increased as follows.

		2013		2012		%
Name	Title	Salary		Salary		Increase

Leslie J. Browne, Ph.D.	President and Chief Executive Officer	$271,000		$262,500		3.5%

John E. Thompson, Ph.D.	Executive Vice-President and Chief Scientific Officer	$70,000	(1)	$67,500	(1)	3.5%

Joel P. Brooks	Chief Financial Officer, Secretary and Treasurer	$176,000		$170,000		3.5%

Richard Dondero	Vice-President of Research and Development	$159,000		$153,200		3.5%

(1)      Represents consulting fees paid under a consulting agreement.

Drs. Browne and Thompson and Messrs. Brooks and Dondero received an approximately 3.5% increase in base salary to reflect (i) a cost of living adjustment and (ii) their relative performance.

Annual Bonuses for Fiscal 2012– There were no bonuses granted for Fiscal 2012.

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

Annual Bonuses for Fiscal 2013– Bonuses will be determined at the discretion of the board after the end of the fiscal year based upon the recommendation of the Committee.

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

Short-Term Incentive Plan for Fiscal 2012 – The Committee, in coordination with our Chief Executive Officer, established our short-term goals and objectives for Fiscal 2012, which include the following:

•	Contributions relating to the development of our SNS01-T assets:

o	Demonstrate the pre-clinical effects of SNS01-T in combination with certain approved therapeutic products;
o	Develop an improved SNS01-T formulation;
o	Complete treatment under the Phase 1b/2a clinical study for SNS01-T in multiple myeloma; and
o	Plan a clinical study for SNS01-T in B cell cancers in addition to multiple myeloma;

•	Contributions relating to finance objectives:

o	Maintain sufficient working capital and plan and execute financing activities; and
o	Regain and maintain NYSE MKT compliance;

•	Contributions relating to corporate development:

o	Expand product portfolio; and
o	Investigate partnering opportunities.

The foregoing goals and objectives were generally weighted as follows: 50% for contributions relating to the development of our SNS01-T assets; 25% to contributions relating to finance objectives; and 25% to contributions relating to corporate development. However, the specific weighting varied from executive officer to executive officer, in order to reflect that officer’s specific duties and responsibilities.

The Committee, working with our Chief Executive Officer, identified additional individual performance goals and objectives for Fiscal 2012 for Messrs. Brooks and Dondero and Dr. Thompson. Mr. Brooks’s goals and objectives primarily include raising capital through financings, regaining and maintaining NYSE MKT compliance and increasing Senesco’s trading volume. Mr. Dondero’s goals and objectives primarily include management of Senesco’s clinical trials, initiation of new clinical trials for our SNS01-T assets and expanding our product portfolio. Dr. Thompson’s goals primarily include demonstrating the pre-clinical effects of SNS01-T in combination with certain approved therapeutic products and developing an improved SNS01-T formulation.

In September 2011, the Committee determined to award the following options to purchase shares of our common stock, par value $0.01, to the following named executive officers in connection with the short-term goals and objectives for Fiscal 2012:

Leslie J. Browne, Ph.D.	819,000
Joel Brooks	468,000
Richard Dondero	468,000
John E. Thompson, Ph.D.	468,000

The option awards allotted for completion of Fiscal 2012 goals and objectives were allocated to the following named executive officers as follows – Dr. Browne: 35%, Mr. Brooks: 20%, Mr. Dondero: 20%, Dr. Thompson: 20%, and 5% of the option awards will be allocated at the Committee’s discretion for outstanding performance to assist Senesco in reaching such goals. Such options were granted on September 30, 2011, which was two days after the filing of our annual report on Form 10-K for the year ended June 30, 2011, and have an exercise price of $0.23, which is equal to the closing price of the common stock on the date of grant. Twenty-five percent (25%) of such options vested on the first anniversary of the date of grant with the balance initially vesting at a rate of 1/36 for each month thereafter, however, in October 2012, the Committee determined that the performance metrics had not been fully met. Therefore, a percentage of the options granted in September 2011 were forfeited as follows:

Name	Initial Grant	Performance Adjustment Percentage	Options Retained	Options Forfeited
Leslie J. Browne, Ph.D.	819,000	45%	368,550	450,450
Joel Brooks	468,000	40%	187,200	280,800
Richard Dondero	468,000	40%	187,200	280,800
John E. Thompson, Ph.D.	468,000	70%	327,600	140,400

The remaining retained options will continue to vest pursuant to the vesting schedule set forth above.

Short-Term Incentive Plan for Fiscal 2013 – The Committee, in coordination with our Chief Executive Officer, established our short-term goals and objectives for Fiscal 2013, which include the following:

•	Contributions relating to the development of our SNS01-T assets:

o	Maintain schedule to complete multiple myeloma study in the second half of fiscal 2013;
o	Plan a clinical study for SNS01-T in B cell cancers in addition to multiple myeloma;
o	Validate preclinical candidate for approval for IND preparation; and
o	Develop an improved SNS01-T formulation;
•	Contributions relating to finance objectives:

o	Improve the capital resources of the company through a financing transaction; and
o	Regain and maintain NYSE MKT compliance;

•	Contributions relating to corporate development:

o	Expand product portfolio; and
o	Integrate business acquisitions.

The foregoing goals and objectives were generally weighted as follows: 50% for contributions relating to the development of our SNS01-T assets; 25% to contributions relating to finance objectives; and 25% to contributions relating to corporate development. However, the specific weighting varied from executive officer to executive officer, in order to reflect that officer’s specific duties and responsibilities.

The Committee identified additional individual performance goals and objectives for Fiscal 2013 for Messrs. Brooks and Dondero and Dr. Thompson. Mr. Brooks’s goals and objectives primarily include raising capital through financings, regaining and maintaining NYSE MKT compliance and increasing Senesco’s trading volume. Mr. Dondero’s goals and objectives primarily include management of Senesco’s clinical trials, initiation of new clinical trials for our SNS01-T assets and expanding our product portfolio. Dr. Thompson’s goals primarily include demonstrating the pre-clinical effects of SNS01-T in combination with certain approved therapeutic products and developing an improved SNS01-T formulation.

In October 2012, the Committee determined to award the following options to purchase shares of our common stock, par value $0.01, to the following named executive officers in connection with the short-term goals and objectives for Fiscal 2013:

Leslie J. Browne, Ph.D.	1,365,000
Joel Brooks	780,000
Richard Dondero	780,000
John E. Thompson, Ph.D.	780,000

The option awards allotted for completion of Fiscal 2013 goals and objectives will be allocated to the following named executive officers as follows – Dr. Browne: 35%, Mr. Brooks: 20%, Mr. Dondero: 20%, Dr. Thompson: 20%, and 5% of the option awards will be allocated at the Committee’s discretion for outstanding performance to assist Senesco in reaching such goals. Such options will be granted on November 16, 2012, which will be two days after the filing of our quarterly report on Form 10-Q for the quarter ended September 30, 2012, and have an exercise price equal to the closing price of the common stock on November 16, 2012. Twenty-five percent (25%) of such options will vest on the first anniversary of the date of grant with the balance vesting at a rate of 1/36 for each month thereafter, unless the Committee has determined that the performance metrics have not been met.

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

We do not believe that the performance-based nature of the executive compensation program encourages excessive risk-taking by our executive officers that would threaten our economic viability. In Fiscal 2012 the Compensation Committee’s performance milestones under the stock option grants for certain clinical objectives were focused on the achievement of specific milestones, rather than a successful outcome. The Compensation Committee believes that this strategy protects against the potential of short-term incentives to encourage excessive risk taking. In addition, long-term equity awards tied to the value of our common stock represent a significant component of an executive officer’s total direct compensation, as evidenced by the compensation breakdown contained in the Summary Compensation Table that follows. Those awards promote a commonality of interest between the executive officers and our stockholders in sustaining and increasing stockholder value. Because the equity awards are typically made on an annual basis to the executive officers, those officers always have unvested awards outstanding that could decrease significantly in value if our business is not managed to achieve its long term goals. Accordingly the overall compensation structure is not overly-weighted toward short-term incentives, and we have taken what we believe are reasonable steps to protect against the potential of disproportionately large short-term incentives that might encourage excessive risk taking.

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

Retirement Benefits – The named executive officers may participate in the company-wide 401(k) plan. Generally, we do not make any contributions to the 401(k) plan and do not have any additional retirement benefits. During Fiscal 2012, due to an anomaly in the rules, the Company contributed $9,800 to the 401(k) plan for the benefit of Leslie J. Browne, Ph.D.

Other Benefits and Perquisites – All administrative employees, including the named executive officers, are eligible to receive standard health, disability, and life insurance. We do not provide any additional benefits and perquisites.

Executive Compensation Agreements

None of our named executive officers have a current employment agreement with us.

On October 9, 2012, our board of directors approved a Retention Policy for officers of the Company (the “Policy”). Pursuant to the terms and provisions of the Policy, in the event that an officer of the Company is terminated or resigns for good reason (as such term is defined in the Policy) in connection with a change of control transaction (as such term is defined in the Policy), such officer will be entitled to receive the following (subject to the limitation discussed below):

(i)          The involuntary termination benefits provided in the officer’s employment agreement, if any, including unpaid compensation and benefits.

(ii)          The full incentive bonus allocated to the officer for the calendar year in which termination occurs, as determined by the Board.

(iii)          A multiple of the officer’s annual base salary: (CEO=2x, CFO=1.5x, VP R&D=1.5x, VP Clinical=1.5x, other officers=1x);

(iv)          Medical coverage with term equal to base salary continuation under the Company’s group health insurance.

(v)          Allowance for all vested options to be exercisable for the remainder of each such vested option’s full remaining exercise period.

(vi)          Immediate vesting of all unvested options granted to the officer.

Notwithstanding the foregoing, if the aggregate compensation set forth in clauses (i), (ii), (iii) and (iv) above to be paid to all officers exceeds 10% of the value of the transaction as determined by the parties (as reflected in a definitive agreement, including the fair market value of any publicly traded securities), or if not reflected in a definitive agreement, then as determined by a qualified, independent third party selected by the board of directors of the Company, then the board of directors shall have the discretion to reduce such compensation pro-rata to the extent necessary to consummate the change of control transaction.

The Policy also provides that our board of directors shall have discretion to grant a termination package in the event an officer is terminated by the board without cause (as such term is defined in the Policy) or resigns for good reason (as such term is defined in the Policy).

The Compensation Committee believes that the severance benefits under the Policy provide financial protection against the potential loss of employment in designated circumstances and will allow our executive officers to focus attention on changes that are in the best interests of the stockholders, without undue concern as to each officer’s own financial situation. The Compensation Committee also believes the accelerated vesting of equity awards is justified because those awards are designed to serve as the primary vehicle for the executives to accumulate financial resources for retirement. Finally, given the time periods and risks involved in pharmaceutical development, the Compensation Committee believes that the extended exercise period is an appropriate way to provide the officers with an opportunity to realize financial gains from decisions made during his or her tenure as an officer. J. Richard advised the Compensation Committee that the Policy is within the competitive range of comparable executive officer severance packages at other companies in the comparator group.

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

It is important to note that as of June 30, 2012, the Company had net operating loss carryforwards for federal income tax purposes. These loss carryforwards would defer the impact of any deductions that the Company might lose under Section 162(m) for one or more of those carryforward years.

For Fiscal 2012, none of our executive officer’s compensation reached the $1 million limitation. The Committee will continue to evaluate such $1 million limitation in Fiscal 2013.

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
David Rector, Chairman
John N. Braca

Other Compensation

Summary Compensation Table

The following table sets forth information concerning compensation for services rendered in all capacities during the fiscal years ended June 30, 2012, June 30, 2011 and June 30, 2010 awarded to, earned by or paid to: (i) our Chief Executive Officer; (ii) our Chief Financial Officer; and (iii) each of our two other executive officers whose total compensation for Fiscal 2012 was in excess of $100,000, collectively referred to herein as the named executive officers. No other executive officers who would have otherwise been includable in such table on the basis of total compensation for Fiscal 2012 have been excluded by reason of their termination of employment or change in executive status during that year.

Name and Principal Position	Year (1)		Salary ($)(2)		Bonus ($)(3)		Stock Awards ($) (4)		Option Awards ($) (5)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (6)		Total ($)
(a)	(b)		(c)		(d)		(e)		(f)	(g)	(h)	(i)		(j)
Leslie J. Browne, Ph.D. (7) (President and Chief Executive Officer)	2012 2011 2010	$ $ $	266,322 250,468 27,885		- - -		- - -	$ $ $	151,515 154,425 440,000	- - -	- - -	$9,800 - -	$ $ $	427,637 404,893 467,885
Joel Brooks (Chief Financial Officer , Secretary and Treasurer)	2012 2011 2010	$ $ $	172,682 165,976 163,306	$	- - 15,000	$	- 2,600 -	$ $ $	86,580 90,525 66,000	- - -	- - -	- - -	$ $ $	259,262 259,101 244,306
Richard Dondero (Vice-President of Research)	2012 2011 2010	$ $ $	155,775 148,827 146,677	$	- - 15,000		- - -	$ $ $	86,580 90,525 66,000	- - -	- - -	- - -	$ $ $	242,355 239,352 227,677
John E. Thompson Ph.D. (Executive Vice-President and Chief Scientific Officer)	2012 2011 2010	$ $ $	67,500 65,000 65,000		- - -		- - -	$ $	86,580 90,525 -	- - -	- - -	- - -	$ $ $	154,080 155,525 65,000

___________

(1)	Senesco’s fiscal year ends on June 30.
(2)	Such amount represents actual salary paid, including such amounts deferred in connection with our 401K plan.
(3)	The bonus earned for the fiscal year ended June 30, 2010 was declared and paid in October 2010. There were no bonuses earned or paid during the fiscal years ended June 30, 2012 and 2010.

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

(5)   The amounts shown are the grant date fair value of stock options granted to each named executive officer, in accordance with FASB ASC Topic 718 pursuant to the Black Scholes pricing model. For a discussion of valuation assumptions used in the calculations, see Notes 2 and 10 of Notes to Consolidated Financial Statements included in Part II, Item 8 of our 2012 Form 10-K. The grant date fair values used to calculate such compensation costs were not adjusted to take into account any estimated forfeitures. In October 2012, the Committee determined that the performance metrics had not been fully met. Therefore, a percentage of the options granted in 2012 were forfeited as follows:

	Original	Percentage	Options	Grant Date
	Grant	Forfeited	Forfeited	Fair Value

Leslie J. Browne, Ph.D.	819,000	55%	450,450	$83,333
Joel Brooks	468,000	60%	280,800	$51,948
Richard Dondero	468,000	60%	280,800	$51,948
John E. Thompson, Ph.D.	468,000	30%	140,400	$25,974

The grant date fair values used to calculate such compensation costs were not adjusted to take into account the effect of the forfeitures.

(6)    Represents company contribution to the 401(k) plan.

(7)    Dr. Browne was appointed President and Chief Executive Officer on May 25, 2010.

Grants of Plan-Based Awards

The following Grants of Plan Based Awards table provides additional information about stock and option awards and equity incentive plan awards granted to our named executive officers during the fiscal year ended June 30, 2012.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Under- lying	Exercise or Base Price of Option	Grant Date Fair Value of Equity
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	or Units (#)	Options (#)	Awards ($/Sh)	Awards ($)(1)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)
Leslie J. Browne, Ph.D.	9/30/2011	-	-	-	-	-	-	-	819,000	$0.23	$151,515
John E. Thompson, Ph.D.	9/30/2011	-	-	-	-	-	-	-	468,000	$0.23	$86,580
Joel P. Brooks	9/30/2011	-	-	-	-	-	-	-	468,000	$0.23	$86,580
Richard Dondero	9/30/2011	-	-	-	-	-	-	-	468,000	$0.23	$86,580

 ___________

(1) The amounts shown are the grant date fair value of stock options granted to each named executive officer, in accordance with FASB ASC Topic 718 pursuant to the Black Scholes pricing model. For a discussion of valuation assumptions used in the calculations, see Notes 2 and 10 of Notes to Consolidated Financial Statements included in Part II, Item 8 of our 2012 Form 10-K. The grant date fair values used to calculate such compensation costs were not adjusted to take into account any estimated forfeitures. In October 2012, the Committee determined that the performance metrics had not been fully met. Therefore, a percentage of the options granted in 2012 were forfeited as follows:

	Original	Percentage	Options	Grant Date
	Grant	Forfeited	Forfeited	Fair Value

Leslie J. Browne, Ph.D.	819,000	55%	450,450	$83,333
Joel Brooks	468,000	60%	280,800	$51,948
Richard Dondero	468,000	60%	280,800	$51,948
John E. Thompson, Ph.D.	468,000	30%	140,400	$25,974

The grant date fair values used to calculate such compensation costs were not adjusted to take into account the effect of the forfeitures.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the equity awards we have made to our named executive officers which are outstanding as of June 30, 2012.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexer- cisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)		(c)	(d)		(e)	(f)	(g)	(h)	(i)	(j)
Leslie J.	-		-	819,000	(1)(5)	$0.23	09/30/2021	-	-	-	-
Browne,	286,978	(1)	-	438,022	(1)	$0.26	11/17/2020	-	-	-	-
Ph.D.	520,833	(1)	-	479,167	(1)	$0.55	05/25/2020	-	-	-	-

Joel P. Brooks	-		-	468,000	(1)(5)	$0.23	9/30/2021	-	-	-	-
	168,228	(1)	-	256,772	(1)	$0.26	11/17/2020	-	-	-	-
	240,000	(2)	-	60,000	(2)	$0.29	02/19/2020	-	-	-	-
	12,500	(3)	-	-		$1.65	10/09/2012	-	-	-	-
	20,000	(3)	-	-		$2.16	06/19/2013	-	-	-	-
	15,000	(3)	-	-		$3.15	12/16/2013	-	-	-	-
	20,000	(3)	-	-		$3.45	12/16/2014	-	-	-	-
	25,000	(3)	-	-		$1.40	12/14/2015	-	-	-	-
	25,000	(3)	-	-		$1.08	12/14/2016	-	-	-	-

Richard	-		-	468,000	(1)(5)	$0.23	09/30/2021	-	-	-	-
Dondero	168,228	(1)	-	256,772	(1)	$0.26	11/17/2020	-	-	-	-
	240,000	(2)	-	60,000	(2)	$0.29	02/19/2020	-	-	-	-
	10,000	(3)	-	-		$3.45	12/16/2014	-	-	-	-
	25,000	(3)	-	-		$1.40	12/14/2015	-	-	-	-
	25,000	(3)	-	-		$1.08	12/14/2016	-	-	-	-
	71,924	(4)	-	-		$0.99	12/13/2017	-	-	-	-
	60,000	(4)	-	-		$0.99	12/13/2017	-	-	-	-
	76,000	(4)	-	-		$0.60	11/19/2018	-	-	-	-

John E.	-		-	468,000	(1)(5)	$0.23	09/30/2021	-	-	-	-
Thompson	168,228	(1)	-	256,772	(1)	$0.26	11/17/2020	-	-	-	-
Ph.D.	20,000	(3)	-	-		$2.35	01/07/2013	-	-	-	-
	20,000	(3)	-	-		$3.15	12/16/2013	-	-	-	-
	55,000	(3)	-	-		$3.45	12/16/2014	-	-	-	-
	20,000	(3)	-	-		$1.40	12/14/2015	-	-	-	-
	25,000	(3)	-	-		$1.08	12/14/2016	-	-	-	-
	52,676	(4)	-	-		$0.99	12/13/2017	-	-	-	-
	50,000	(4)	-	-		$0.99	12/13/2017	-	-	-	-
	48,000	(4)	-	-		$0.60	11/19/2018	-	-	-	-

(1)	One-quarter of such options will vest on the first anniversary of the date of grant with one-thirty-sixth of the balance vesting each month thereafter.
(2)	60,000 of such options vested on the date of grant and an additional 60,000 of such options vested on each of June 30, 2010 and June 30, 2011. An additional 60,000 of such options will vest on each of June 30, 2012 and June 30, 2013.
(3)	One-third of such options vested on the date of grant and an additional one-third of such options vested on each of the first and second anniversary of the date of grant.
(4)	Such amounts consist of performance based options which vested upon the achievement of certain milestones under our long-term incentive plan.

(5)	Such amounts consist of performance based options which vested upon the achievement of certain milestones under our long-term incentive plan. In October 2012, the Committee determined that the performance metrics had not been fully met. Therefore, a percentage of the options granted in 2012 were forfeited as follows:

	Original	Percentage	Options
	Grant	Forfeited	Forfeited

Leslie J. Browne, Ph.D.	819,000	55%	450,450
Joel Brooks	468,000	60%	280,800
Richard Dondero	468,000	60%	280,800
John E. Thompson, Ph.D.	468,000	30%	140,400

The equity awards outstanding as of June 30, 2012 were not adjusted to take into account the effect of the forfeitures.

Options Exercised and Stock Vested

The table below shows option exercise and stock award vesting activity for our named executive officers during the year ended June 30, 2012.

	Option Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired on	Value Realized on	Acquired on	Value Realized on
	Exercise	Exercise	Vesting	Vesting
Name	(#)	($)	(#)	($)(1)
(a)	(b)	(c)	(d)	(e)

Leslie J. Browne, Ph.D.	—	—	536,975	$120,162

Joel P. Brooks	—	—	228,228	$49,699

Richard Dondero	—	—	228,228	$49,699

John E. Thompson, Ph.D.	—	—	168,228	$37,099

(1)	Such amounts in this column were calculated by multiplying the number in column (d) by the closing price on the date of vesting.

Employment Contracts, Termination of Employment, and Change-in-Control Arrangements

None of our named executive officers have a current employment agreement with us.

Executive Severance. On October 9, 2012, our board of directors approved a Retention Policy for officers of the Company (the “Policy”). Pursuant to the terms and provisions of the Policy, in the event that an officer of the Company is terminated or resigns for good reason (as such term is defined in the Policy) in connection with a change of control transaction (as such term is defined in the Policy), such officer will be entitled to receive the following (subject to the limitation discussed below):

(i)	The involuntary termination benefits provided in the officer’s employment agreement, if any, including unpaid compensation and benefits.
(ii)	The full incentive bonus allocated to the officer for the calendar year in which termination occurs, as determined by the Board.
(iii)	A multiple of the officer’s annual base salary: (CEO=2x, CFO=1.5x, VP R&D=1.5x, VP Clinical=1.5x, other officers=1x);
(iv)	Medical coverage with term equal to base salary continuation under the Company’s group health insurance.
(v)	Allowance for all vested options to be exercisable for the remainder of each such vested option’s full remaining exercise period.
(vi)	Immediate vesting of all unvested options granted to the officer.

Notwithstanding the foregoing, if the aggregate compensation set forth in clauses (i), (ii), (iii) and (iv) above to be paid to all officers exceeds 10% of the value of the transaction as determined by the parties (as reflected in a definitive agreement, including the fair market value of any publicly traded securities), or if not reflected in a definitive agreement, then as determined by a qualified, independent third party selected by the board of directors of the Company, then the board of directors shall have the discretion to reduce such compensation pro-rata to the extent necessary to consummate the change of control transaction.

The Policy also provides that our board of directors shall have discretion to grant a termination package in the event an officer is terminated by the board without cause (as such term is defined in the Policy) or resigns for good reason (as such term is defined in the Policy).

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

Equity Grants Fiscal 2012:

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

Such cash compensation is paid in quarterly increments. A director may elect, provided such election is made at the beginning of the Company’s fiscal year, to receive, in lieu of such cash payments, either (i) restricted stock units, or RSU’s, covering that number of shares having a fair market value on the grant date equal to such cash award or (ii) options in an amount equal to twice the number of RSU’s that would have been received. Such election to receive (y) cash or (z) equity in the form of RSU’s or options applies for the entire year. The directors have all elected to receive options in lieu of cash for Fiscal 2012 and Fiscal 2013, except for Messrs. Braca and Rector, who have elected to receive their retainer fees in cash and their meeting fees in options, and Mr. Isabelle, who has elected to receive his fees in cash. The RSU’s or options for each quarter are granted effective two (2) days following the filing of our quarterly reports on Form 10-Q for that quarter and are fully vested as of the grant date. The exercise price of the options will be the closing price on the grant date.

We provide reimbursement to directors for reasonable and necessary expenses incurred in connection with attendance at meetings of the board of directors and other Senesco business.

Director Compensation

The table below shows the compensation paid or awarded to our non-employee directors (other than Dr. Thompson) during the fiscal year ended June 30, 2012.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Rudolf Stalder	—	—	$113,491	—	—	—	$113,491
Christopher Forbes	—	—	$45,848	—	—	—	$45,848
Thomas C. Quick	—	—	$48,213	—	—	—	$48,213
John N. Braca	$14,500	—	$58,543	—	—	—	$73,043
David Rector	$14,500	—	$58,543	—	—	—	$73,043
Jack Van Hulst	—	—	$49,013	—	—	—	$49,013
Harlan W. Waksal, M.D.	—	—	$93,294	—	—	—	$93,294
Warren J. Isabelle	$15,250	—	$27,590	—	—	—	$42,840

(1)	Represents the aggregate grant date fair value for stock options granted in Fiscal 2012 as described below calculated in accordance with the FASB ASC Topic 718 and were not adjusted to take into account any estimated forfeitures. For information regarding assumptions underlying the FASB ASC Topic 718 valuation of equity awards, see Notes 2 and 10 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

As described above, our non-employee directors (other than Mr. Isabelle and Messrs. Braca and Rector (only with respect to their retainer fees)) have elected to receive option grants in lieu of their cash compensation. Accordingly, on November 16, 2011, February 16, 2012, and May 16, 2012, each of these non-employee directors received options to purchase shares of our common stock pursuant to the provisions of the 2008 Stock Plan. Additionally, on September 30, 2011, the non-employee directors were granted additional options for their service during Fiscal 2011. The options have an exercise price of $0.20 per share, $0.24 per share, $0.21 per share and $0.23 per share, respectively, the fair market value of the common stock on the grant dates (except for the grants to Christopher Forbes, which have exercise prices of $0.22 per share, $0.26 per share, $0.23 per share and $0.25 per share, respectively (110% of the fair market value of the common stock on the grant date).

The following table sets forth information relating to options granted to the directors during Fiscal 2012.

Director	Option Grant Date	Exercise Price	# of Shares		Grant Date Fair Value
	05/16/2012	$0.21	40,244		$6,278
Rudolf Stalder	02/16/2012	$0.24	40,626		$7,638
	11/16/2011	$0.20	105,000		$16,485
	09/30/2011	$0.23	455,000	*	$83,090

	05/16/2012	$0.23	35,366		$4,350
Christopher Forbes	02/16/2012	$0.26	36,458		$4,703
	11/16/2011	$0.22	87,500		$9,625
	09/30/2011	$0.25	190,000	*	$27,170

	05/16/2012	$0.21	34,146		$5,327
Thomas C. Quick	02/16/2012	$0.24	29,166		$5,483
	11/16/2011	$0.20	62,500		$9,813
	09/30/2011	$0.23	155,000	*	$27,590

	05/16/2012	$0.21	10,976		$1,712
John N. Braca	02/16/2012	$0.24	15,626		$2,938
	11/16/2011	$0.20	82,500		$12,953
	09/30/2011	$0.23	230,000	*	$40,940

	05/16/2012	$0.21	10,976		$1,712
David Rector	02/16/2012	$0.24	15,626		$2,938
	11/16/2011	$0.20	82,500		$12,953
	09/30/2011	$0.23	230,000	*	$40,940

	05/16/2012	$0.21	31,708		$4,946
Jack Van Hulst	02/16/2012	$0.24	20,834		$3,917
	11/16/2011	$0.20	80,000		$12,560
	09/30/2011	$0.23	155,000	*	$27,590

	05/16/2012	$0.21	46,342		$7,229
Harlan W. Waksal, M.D.	02/16/2012	$0.24	45,834		$8,617
	11/16/2011	$0.20	147,500		$23,158
	09/30/2011	$0.23	305,000	*	$54,290

Warren J. Isabelle	09/30/2012	$0.23	155,000	*	$27,590

(*) Represents additional options granted for service during Fiscal 2012, not for cash compensation for Fiscal 2012.

The following table shows the total number of shares of our common stock subject to option awards (vested and unvested) held by each non-employee director as of June 30, 2012:

Director	Total # of Options Outstanding
Rudolf Stalder	1,472,657
Christopher Forbes	1,050,563
Thomas C. Quick	841,185
John N. Braca	1,053,591
David Rector	1,030,899
Jack Van Hulst	967,917
Harlan W. Waksal, M.D.	1,702,330
Warren J. Isabelle	280,000

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

Item 12.             Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of September 15, 2012, the beneficial ownership of the common stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our common stock outstanding as of such date; (ii) each of our directors, and our named executive officers; and (iii) all of our directors and our current executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership(2)		Percent of Class(3)

(i) Certain Beneficial Owners:

Partlet Holdings Ltd.
International House, 1st Floor
41, The Parade
St. Helier, JERSEY, Channel Islands	7,961,309	(4)	6.6%

Paul E. Klaver
134 Columbia Street W
Unit 18
Waterloo, Ontario N2L 3K8	15,589,778	(5)	13.0%

(ii) Directors (which includes all nominees), Named Executive Officers and Chief Executive Officer:

Harlan W. Waksal, M.D.	5,326,002	(6)	4.5%
John N. Braca	1,247,423	(7)	1.1%
Jack Van Hulst	1,003,985	(8)	*
Christopher Forbes	19,944,681	(9)	16.1%
Warren J. Isabelle	439,632	(10)	*
Thomas C. Quick	1,887,885	(11)	1.6%
David Rector	1,458,746	(12)	1.2%
Rudolf Stalder	2,690,347	(13)	2.3%
John E. Thompson, Ph.D.	1,057,466	(14)	*
Joel P. Brooks	603,165	(15)	*
Richard Dondero	702,714	(16)	*
Leslie J. Browne, Ph.D.	934,621	(17)	*
(iii) All Directors and current executive officers as a group (12 persons)	37,296,667	(18)	27.5%

 *     Less than 1%

(1)	Unless otherwise provided, all addresses should be care of Senesco Technologies, Inc., 721 Route 202/206, Suite 130, Bridgewater, New Jersey 08807.

(2)	Except as otherwise indicated, all shares of common stock are beneficially owned and sole investment and voting power is held by the persons named.

(3)	Applicable percentage of ownership is based on 116,753,186, shares of our common stock outstanding as of September 15, 2012, plus any common stock equivalents and options or warrants held by such holder which are presently or will become exercisable within sixty (60) days after September 15, 2012.

(4)	Includes 3,618,056 shares of common stock issuable pursuant to presently exercisable warrants.

(5)	Includes 4,423,077 shares of common stock issuable pursuant to presently exercisable warrants. Also includes 769,231 shares of common stock issuable pursuant to the conversion of convertible preferred stock at a conversion rate of $0.26.

(6)	Includes 2,520,252 shares of common stock issuable pursuant to presently exercisable warrants and options or options which will become exercisable within sixty (60) days after September 15, 2012. Excludes 270,830 shares of common stock issuable pursuant to options which become exercisable after sixty (60) days from September 15, 2012.

(7)	Includes 1,109,459 shares of common stock issuable pursuant to presently exercisable warrants and options or options which will become exercisable within sixty (60) days after September 15, 2012.

(8)	Includes 963,917 shares of common stock issuable pursuant to presently exercisable warrants and options or options which will become exercisable within sixty (60) days after September 15, 2012. Excludes 27,080 shares of common stock issuable pursuant to options which become exercisable after sixty (60) days from September 15, 2012.

(9)	Includes 7,189,863 shares of common stock issuable pursuant to presently exercisable warrants and options or options which will become exercisable within sixty (60) days after September 15, 2012.

(10)	Includes 337,668 shares of common stock issuable pursuant to presently exercisable warrants and options or options which will become exercisable within sixty (60) days after September 15, 2012.

(11)	Represents 675,173 shares of common stock and 231,793 shares of common stock issuable pursuant to warrants issued to Thomas C. Quick Charitable Foundation, of which Mr. Quick is the sole trustee. Represents 139,734 shares of common stock and 841,185 shares of common stock issuable pursuant to presently exercisable options or options which will become exercisable within sixty (60) days after September 15, 2012 issued to Thomas C. Quick.

(12)	Includes 1,143,961 shares of common stock issuable pursuant to presently exercisable warrants and options or options which will become exercisable within sixty (60) days after September 15, 2012.

(13)	Includes 1,636,409 shares of common stock issuable pursuant to presently exercisable warrants and options or options which will become exercisable within sixty (60) days after September 15, 2012. Excludes 300,000 shares of common issuable pursuant to options which will become exercisable after sixty (60) days from September 15, 2012.

(14)	Represents 572,000 shares of common stock held by 2091794 Ontario Ltd., of which Dr. Thompson is the sole owner, and 485,466 shares of common stock issuable pursuant to presently exercisable options or options which will become exercisable within sixty (60) days after September 15, 2012 issued to John E. Thompson, Ph.D. Excludes 698,210 shares of common issuable pursuant to options which will become exercisable after sixty (60) days from September 15, 2012.

(15)	Includes 552,290 shares of common stock issuable pursuant to presently exercisable options or options which will become exercisable within sixty (60) days after September 15, 2012. Excludes 758,210 shares of common stock issuable pursuant to options which will become exercisable after sixty (60) days from September 15, 2012.

(16)	Includes 702,714 shares of common stock issuable pursuant to presently exercisable options or options which will become exercisable within sixty (60) days after September 15, 2012. Excludes 758,210 shares of common stock issuable pursuant to options which will become exercisable after sixty (60) days from September 15, 2012.

(17)	Includes 915,621 shares of common stock issuable pursuant to presently exercisable options or options which will become exercisable within sixty (60) days after September 15, 2012. Excludes 1,628,379 shares of common stock issuable pursuant to options which will become exercisable after sixty (60) days from September 15, 2012.

(18)	See Notes 6 through 17.

Equity Compensation Plans

The following table reflects information relating to equity compensation plans as of June 30, 2012.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Stock Option plans approved by security holders	15,647,742	(1)	$0.50	11,588,876	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	15,647,742	(1)	$0.50	11,588,876	(2)

(1)	Issued pursuant to our 1998 Stock Plan and 2008 Stock Plan.

(2)	Available for future issuance pursuant to our 2008 Stock Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Contractual Relationships

Service Agreements

Christopher Forbes, our director, is Vice Chairman of Forbes Media LLC, Vice Chairman of Forbes Family Holdings, Inc. and Vice President of Forbes Management Co., Inc. Mr. Forbes was also Vice Chairman of Forbes Inc. Forbes, Inc. and Forbes Management Company, Inc. have provided and will continue to provide us with introductions to strategic alliance partners and, from time to time, use of its office space. In recognition of these services, during Fiscal 2011, we granted to Forbes, Inc. a warrant to purchase shares of our common stock, and during Fiscal 2012, we granted to Forbes Management Company, Inc. an option to purchase shares of our common stock. The awards to the Forbes entities are described in the table below.

Date of Grant	# of Warrant / Option Shares	Exercise Price	Value of Services on Date of Grant	# of Warrant Shares Vested
November 17, 2010	5,000	$0.26	$1,300	3,334
September 30, 2011	10,000	$0.23	$1,780	6,666

The exercise price of the warrant granted to Forbes, Inc. and option granted to Forbes Management Company, Inc. represented the fair market value of our common stock on the respective dates of grant.

Research and Development Agreements

Effective September 1, 1998, we entered into a three-year research and development agreement, which has been extended for successive periods through August 31, 2013, with John E. Thompson, Ph.D. and the University of Waterloo in Waterloo, Ontario, Canada, referred to as the University. Dr. Thompson is our director and officer and beneficially owns approximately 0.9% of our common stock. Dr. Thompson is the Associate Vice President, Research and former Dean of Science of the University. Dr. Thompson and the University will provide research and development under our direction. Research and development expenses under this agreement for the years ended June 30, 2012 and 2011 aggregated US $573,368 and US $622,872, respectively. Effective September 1, 2012, we, Dr. Thompson and the University extended the agreement for an additional one-year period through August 31, 2013 in the amount of CAN $611,500. As of August 31, 2012, such amount represented approximately US $612,000.

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

Debt / Equity Transactions

Line of Credit

On February 17, 2010, we entered into a credit agreement with JMP Securities LLC. The agreement provides us with, subject to certain restrictions, including the existence of suitable collateral, up to a $3.0 million line of credit upon which we may draw at any time (the “Line of Credit”). Any draws upon the Line of Credit accrue at a monthly interest rate of the broker rate in effect at the interest date (which was 3.75% at June 30, 2012), plus 2.0%. There are no other conditions or fees associated with the Line of Credit. The Line of Credit is not secured by any of our assets, but it is secured by certain assets of a member of our board of directors, Harlan W. Waksal, M.D., which security interest is currently held by JMP Securities. The balance outstanding as of June 30, 2012 was $2,199,108.

January 2012 Transaction with Christopher Forbes and Harlan W. Waksal, M.D.

On January 6, 2012, in connection with a public placement of our common stock, we entered into securities purchase agreements with, among others, certain of our directors, Christopher Forbes and Harlan Waksal, pursuant to which such directors purchased an aggregate of 1,153,846 shares of our common stock at a purchase price of $0.26 per share, for an approximate aggregate value of $300,000.

Conversion of Preferred Stock

On August 8, 2012, in connection with a warrant exchange, certain of our directors, Christopher Forbes and Harlan Waksal, converted their 1,200 shares of Series B preferred stock into 4,615,385 shares of our common stock, as determined pursuant to the terms set forth in the Certificate of Designation of Preferences, Rights and Limitations of 10% Series B Convertible Preferred Stock. The aggregate value of such shares of common stock was approximately $1,292,308 on the date of conversion based upon the closing price of $0.28 per share on August 8, 2012. Such conversions were not made pursuant to warrant exchange agreements and therefore such directors did not receive any additional Common Stock. Following this conversion, no shares of Series B Preferred Stock remain outstanding.

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

 A related person transaction will be considered approved or ratified if it is authorized by the Audit Committee after full disclosure of the related person’s interest in the transaction. In considering related person transactions, the Audit Committee will consider any information considered material to investors and the following factors:

•	the related person’s interest in the transaction;
•	the approximate dollar value of the transaction;
•	whether the transaction was undertaken in the ordinary course of our business;
•	whether the terms of the transaction are no less favorable to us than terms that we could have reached with an unrelated third party; and
•	the purpose and potential benefit to us of the transaction.

Item 14.	Principal Accounting Fees and Services.

The aggregate fees billed by McGladrey, LLP and RSM McGladrey, Inc. for services performed for the years ended June 30, 2012 and 2011 are as follows:

	2012	2011
Audit Fees	$101,118	$98,500
Audit Related Fees	4,000	38,500
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$105,118	$137,000

AUDIT FEES

The aggregate audit fees for the years ended June 30, 2012 and 2011 were primarily related to the audit of the our annual financial statements and review of those financial statements included in our quarterly reports on Form 10-Q and fees for professional services rendered in connection with documents filed with the Securities and Exchange Commission.

AUDIT RELATED FEES

Audit related fees for the years ended June 30, 2012 and 2011 were primarily incurred in connection with our equity offerings and registration statements.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 26th day of October 2012.

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

Signature	Title	Date

/s/ Harlan W. Waksal, M.D.	Chairman and Director	October 26, 2012
Harlan W. Waksal, M.D.

/s/ Leslie J. Browne, Ph.D.	President, Chief Executive Officer	October 26, 2012
Leslie J. Browne, Ph.D.	and Director (principal executive officer)

/s/ Joel Brooks	Chief Financial Officer, Secretary	October 26, 2012
Joel Brooks	and Treasurer (principal financial
and accounting officer)

/s/ John E. Thompson, Ph.D.	Executive Vice President, Chief	October 26, 2012
John E. Thompson	Scientific Officer and Director

/s/ John Braca	Director	October 26, 2012
John Braca

/s/ Christopher Forbes	Director	October 26, 2012
Christopher Forbes

/s/ Warren J. Isabelle	Director	October 26, 2012
Warren J. Isabelle

/s/ Thomas C. Quick	Director	October 26, 2012
Thomas C. Quick

/s/ David Rector	Director	October 26, 2012
David Rector

/s/ Rudolf Stalder	Director	October 26, 2012
Rudolf Stalder

/s/ Jack Van Hulst	Director	October 26, 2012
Jack Van Hulst

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1 †	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 †	Certification of the principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 †	Certification of the principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 †	Certification of the principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1 †	Financial Statements from the Annual Report on Form 10-K of Senesco Technologies, Inc. for the fiscal year ended June 30, 2012, filed on October 26, 2012, formatted in XBRL (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv)the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

†	Filed herewith.

