Form 10-Q
period 2012-09-30
SENESCO TECHNOLOGIES INC
filed 2012-11-14
CIK 1035354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

116,975,283 shares of the issuer’s common stock, par value $0.01 per share, were outstanding as of October 31, 2012.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1

	CONDENSED CONSOLIDATED BALANCE SHEETS as of September 30, 2012 and June 30, 2012	2

	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS For the Three Months Ended September 30, 2012 and 2011, and From Inception on July 1, 1998 through September 30, 2012	3

	CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’
	EQUITY For the Three Months Ended September 30, 2012	4

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three Months Ended September 30, 2012 and 2011, and From Inception on July 1, 1998 through September 30, 2012	5

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

	Overview	16

	Liquidity and Capital Resources	20

	Changes to Critical Accounting Policies and Estimates	20

	Results of Operations	21

	Off-Balance Sheet Arrangements	23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Mine Safety Disclosures	41

Item 5.	Other Information	41

Item 6.	Exhibits	41

SIGNATURES		42

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

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	June 30,
	2012	2012

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,312,056	$2,001,325
Prepaid research supplies and expenses	1,459,643	1,548,524

Total Current Assets	2,771,699	3,549,849

Equipment, furniture and fixtures, net	6,491	5,857
Intangibles, net	3,476,784	3,393,992
Deferred income tax assets, net	-	-
Security deposit	5,171	5,171

TOTAL ASSETS	$6,260,145	$6,954,869

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$932,167	$594,514
Accrued expenses	304,986	369,695
Line of credit	2,199,108	2,199,108

Total Current Liabilities	3,436,261	3,163,317

Warrant liabilities	94,739	238,796
Grant payable	99,728	99,728

TOTAL LIABILITIES	3,630,728	3,501,841

STOCKHOLDERS' EQUITY:

Preferred stock, $0.01 par value, authorized 5,000,000 shares
Series A 10,297 shares issued and 995 and 3,379 shares outstanding, respectively	10	34
(liquidation preference of $1,044,750 and $3,463,475
at September 30, 2012 and June 30, 2012, respectively)
Series B 1,200 shares issued and 0 and 1,200 outstanding, respectively	-	12
(liquidation preference of $0 and $1,230,000
at September 30, 2012 and June 30, 2012, respectively)
Common stock, $0.01 par value, authorized 350,000,000 shares,
issued and outstanding 116,753,185 and 94,112,483, respectively	1,167,532	941,125
Capital in excess of par	71,611,793	69,952,152
Deficit accumulated during the development stage	(70,149,918)	(67,440,295)

Total Stockholders' Equity	2,629,417	3,453,028

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,260,145	$6,954,869

 See Notes to Condensed Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

			Cumulative
	Three months ended September 30,		Amounts from
	2012	2011	Inception

Revenue	$-	$-	$1,790,000

Operating expenses:
General and administrative	732,720	645,959	32,347,397
Research and development	513,433	634,186	21,749,038
Total operating expenses	1,246,153	1,280,145	54,096,435

Loss from operations	(1,246,153)	(1,280,145)	(52,306,435)

Other non-operating income (expense)

Grant income	-	-	244,479

Fair value – warrant liability	(20,148)	271,703	8,309,982

Sale of state income tax loss – net	-	-	586,442

Other noncash (expense) income, net	-	-	205,390

Loss on extinguishment of debt	(785,171)	-	(1,147,048)

Write-off of patents abandoned	-	-	(1,909,224)

Amortization of debt discount and financing costs	-	-	(11,227,870)

Interest expense – convertible notes	-	-	(2,027,930)

Interest (expense) income - net	(33,982)	(30,541)	250,006

Net loss	(2,085,454)	(1,038,983)	(59,022,208)

Preferred dividends	(624,169)	(908,846)	(11,127,710)

Loss applicable to common shares	$(2,709,623)	$(1,947,829)	$(70,149,918)

Basic and diluted net loss per common share	$(0.03)	$(0.02)

Basic and diluted weighted-average number
of common shares outstanding	107,449,311	79,289,756

See Notes to Condensed Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

(unaudited)

						Capital in Excess	Deficit Accumulated During the Development	Stockholders' Equity
	Preferred Stock		Common Stock			of Par Value	Stage	(Deficiency)
	Shares	Amount	Shares		Amount

Balance at June 30, 2012	4,579	$46	94,112,483		$941,125	$69,952,152	$(67,440,295)	$3,453,028

Issuance of common stock at $0.26 per share	-	-	353,895		3,539	97,031	-	100,570

Commissions and other fees related to the issuance of common stock	-	-	-		-	(6,387)	-	(6,387)

Preferred stock converted into common stock	(3,584)	(36)	13,784,615		137,846	(137,810)	-	-

Issuance of common stock in lieu of cash payment for dividends	-	-	1,600,000		16,000	432,000	(333,526)	114,474

Issuance of common stock in exchange for warrants	-	-	6,902,192		69,022	(69,022)	-	-

Deemed dividend - preferred stock	-	-	-		-	240,891	(240,891)	-

Loss on extinguishment of debt	-	-	-		-	785,171	-	785,171

Reclassification of warrant liability	-	-		-	-	164,205	-	164,205

Fair market value of options and warrants vested	-	-	-		-	153,562	-	153,562

Dividends accrued and upaid at September 30, 2012	-	-	-		-	-	(49,752)	(49,752)

Net loss	-	-	-		-	-	(2,085,454)	(2,085,454)

Balance July 1, 1998 (inception) through September 30, 2012	995	$10	116,753,185		$1,167,532	$71,611,793	$(70,149,918)	$2,629,417

See Notes to Condensed Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended September 30,		Cumulative Amounts from
	2012	2011	Inception
Cash flows from operating activities:
Net loss	$(2,085,454)	$(1,038,983)	$(59,022,208)
Adjustments to reconcile net loss to net cash used in
operating activities:
Noncash capital contribution	-	-	85,179
Noncash conversion of accrued expenses into equity	-	-	131,250
Noncash loss (income) related to change in fair value
of warrant liability	20,148	(271,703)	(8,631,241)
Noncash charge for change in warrant terms	-	-	115,869
Issuance of common stock and warrants for interest	-	-	2,003,386
Issuance of common stock for services	-	-	53,800
Stock-based compensation expense	153,562	123,551	12,259,515
Depreciation and amortization	63,572	57,319	1,163,877
Write-off of intangibles			1,909,224
Amortization of convertible note discount	-	-	10,000,000
Amortization of deferred financing costs	-	-	1,227,869
Loss on extinguishment of debt	785,171	-	1,147,048
(Increase) decrease in operating assets:
Prepaid expenses and other current assets	88,881	(378,455)	(1,459,643)
Security deposit	-	7,187	(5,171)
Increase (decrease) in operating liabilities:
Accounts payable	337,653	389,565	932,167
Accrued expenses	13	21,281	430,235
Net cash used in operating activities	(636,454)	(1,090,238)	(37,658,844)

Cash flows from investing activities:
Patent costs	(145,717)	(128,839)	(6,370,429)
Purchase of equipment, furniture and fixtures	(1,281)	-	(185,947)
Net cash (used in) provided by investing activities	(146,998)	(128,839)	(6,556,376)

Cash flows from financing activities:
Proceeds from grant	-	-	99,728
Proceeds from draw-down on line of credit	-	-	2,199,108
Proceeds from issuance of bridge notes	-	-	525,000
Proceeds from issuance of preferred stock and warrants, net	-	-	10,754,841
Redemption of convertible notes and warrants	-	-	(2,160,986)
Proceeds from issuance of convertible notes	-	-	9,340,000
Deferred financing costs	-	-	(651,781)
Proceeds from issuance of common stock and
warrants, net and exercise of warrants and options	94,183	451,097	25,421,366
Net cash provided by financing activities	94,183	451,097	45,527,276

Net (decrease) increase in cash and cash equivalents	(689,269)	(767,980)	1,312,056

Cash and cash equivalents at beginning of period	2,001,325	3,609,954	-
Cash and cash equivalents at end of period	$1,312,056	$2,841,974	$1,312,056

Supplemental disclosure of non-cash transactions:

Conversion of convertible note into common stock	$-	$-	$10,000,000
Conversion of bridge notes into common stock	-	-	534,316
Conversion of preferred stock into common stock	137,810	1,555	356,924
Allocation of preferred stock proceeds to warrants
and beneficial conversion feature	-	-	8,526,135
Allocation of convertible debt proceeds to warrants
and beneficial conversion feature	-	-	9,340,000
Warrants issued for financing costs	-	-	690,984
Issuance of common stock for interest payments on
convertible notes	-	-	2,003,386
Issuance of common stock for dividend payments on
preferred stock	448,000	10,848	4,069,943
Issuance of common stock in settlement of accounts payable	-	-	175,000
Dividends accrued on preferred stock	(64,722)	119,998	49,752

Supplemental disclosure of cash flow information:

Cash paid for interest	34,990	33,310	406,673

See Notes to Condensed Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 - Basis of Presentation:

The financial statements included herein have been prepared by Senesco Technologies, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, as amended.

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of September 30, 2012, the results of its operations and cash flows for the three months ended September 30, 2012 and 2011.

Interim results are not necessarily indicative of results for the full fiscal year.

Note 2 – Liquidity:

As shown in the accompanying condensed consolidated financial statements, the Company has a history of losses with a deficit accumulated during the development stage from July 1, 1998 (inception) through September 30, 2012 of $70,149,918. Additionally, the Company has generated minimal revenues by licensing its technology for certain crops to companies willing to share in its development costs. In addition, the Company’s technology may not be ready for commercialization for several years. The Company expects to continue to incur losses for the next several years because it anticipates that its expenditures on research and development and administrative activities will significantly exceed its revenues during that period. The Company cannot predict when, if ever, it will become profitable.

As of September 30, 2012, the Company had cash and cash equivalents in the amount of $1,312,056, which consisted of checking accounts and money market funds. The Company estimates that its cash and cash equivalents as of September 30, 2012 will cover its expenses through December 2012. The Company has the ability to draw down on its unused line of credit and delay certain costs, if necessary, which will provide the Company with enough cash to fund its operations at least through March 31, 2013. In order to provide the Company with the cash resources necessary to fund operations through at least September 30, 2013, the Company plans on raising additional capital through a private or public placement of its Common Stock in the near future.

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

The length of time that it takes for an initial patent application to be approved is generally between four to six years. However, due to the unique nature of each patent application, the actual length of time may vary. If a patent application is denied, the associated cost of that application would be written off. However, the Company has not had any patent applications denied as of September 30, 2012. Additionally, should a patent application become impaired during the application process, the Company would write down or write off the associated cost of that patent application.

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

As of September 30, 2012, there were 59,571,479 additional potentially dilutive shares of Common Stock. These additional shares include 3,826,923 shares issuable upon conversion of the Preferred Stock, and 55,744,556 shares issuable upon the exercise of outstanding options and warrants. As of September 30, 2011, there were 88,806,984 additional potentially dilutive shares of Common Stock. These additional shares included 17,944,444 shares issuable upon conversion of Preferred Stock and 70,862,540 shares issuable upon the exercise of outstanding options and warrants.

Note 5 – Stock-Based Transactions:

The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. Generally, the awards vest based upon time-based conditions or achievement of specified goals and milestones.

The fair value of each stock option and warrant granted or vesting has been determined using the Black-Scholes model. The material factors incorporated in the Black-Scholes model in estimating the value of the options and warrants granted during the three months ended September 30, 2012 and 2011 include the following:

Three Months Ended
September 30,
	2012	2011

Warrants granted	None	None
Options granted	None	4,213,000
Estimated life in years (1)	None	3.0-10.0
Risk-free interest rate (2)	None	1.0%-1.9%
Volatility	None	102-105%
Dividend paid	None	None

(1)	Expected life for employee based stock options was estimated using the “simplified” method, as allowed under the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No.110.

(2)	Represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option or warrant term.

The economic values of the options will depend on the future price of the Company's Common Stock, which cannot be forecast with reasonable accuracy.

Stock option activity under the Company’s 2008 Plan and 1998 Plan for the three months ended September 30, 2012 is summarized as follows:

	Number of Options	Weighted-Average Exercise Price
Outstanding at July 1, 2012	15,647,742	$0.50
Granted	--	--
Exercised	--	--
Expired	--	--
Outstanding at September 30, 2012	15,647,742	$0.50
Exercisable at September 30, 2012	11,777,429	$0.57
Not Exercisable at September 30, 2012	3,870,313	$0.28

There were no options granted during the three months ended September 30, 2012. The weighted average grant date fair value of options granted during the three months ended September 30, 2011 was $0.18.

As of September 30, 2012, the aggregate intrinsic value of stock options outstanding was $6,473, with a weighted-average remaining term of 7.3 years. The aggregate intrinsic value of stock options exercisable at that same date was $6,473, with a weighted-average remaining term of 6.7 years. As of September 30, 2012, the Company has 11,588,876 shares available for future stock option grants.

Stock-based compensation expense for the three months ended September 30, 2012 and 2011 amounted to $153,391 and $123,551, respectively.

As of September 30, 2012, total stock-based compensation expense not yet recognized related to stock option grants amounted to approximately $864,000, which will be recognized over the next 36 months.

Note 6 –Line of Credit:

On February 17, 2010, the Company entered into a credit agreement with JMP Securities LLC. The agreement provides the Company with, subject to certain restrictions, including the existence of suitable collateral, up to a $3.0 million line of credit upon which the Company may draw at any time (the “Line of Credit”). Any draws upon the Line of Credit accrue at an annual interest rate of (i) the broker rate in effect at the interest date (which was 3.75% at September 30, 2012), plus (ii) 2.0%. There are no other conditions or fees associated with the Line of Credit. The Line of Credit is not secured by any assets of the Company, but it is secured by certain assets of a member of the Company’s Board of Directors, Harlan W. Waksal, M.D., which is currently held by JMP Securities. The balance outstanding as of September 30, 2012 and June 30, 2012 was $2,199,108. In April 2011, we were required to enter into a new demand note with the clearing agent for JMP Securities in connection with the Line of Credit.

Total interest expense recorded under the Line of Credit for the three months ended September 30, 2012 and 2011 amounted to $34,990 and $33,310, respectively.

Note 7 – Income Taxes:

No provision for income taxes has been made for the three months ended September 30, 2012 and 2011 given the Company’s losses in 2012 and 2011 and available net operating loss carryforwards. A benefit has not been recorded as the realization of the net operating losses is not assured and the timing in which the Company can utilize its net operating loss carryforwards in any year or in total may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations.

Note 8 - Fair Value Measurements:

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2012 and June 30, 2012:

		Fair Value Measurement at
	Carrying	September 30, 2012
	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$1,312,056	$1,312,056	$-	$-
Liabilities:
Warrant Liabilities	$94,739	$-	$-	$94,739

		Fair Value Measurement at
	Carrying	June 30, 2012
	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$2,001,325	$2,001,325	$-	$-
Liabilities:
Warrant Liabilities	$238,796	$-	$-	$238,796

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments:

	Three months ended September 30,
	2012	2011
Beginning Balance	$238,796	$711,259
Reclassification of warrant liabilities	(164,205)	-
Loss (gain) due to change in fair value of warrant liabilities, net	20,148	(271,703)
Ending Balance	$94,739	$439,556

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

The fair value of the warrants that have cash settlement features is estimated using a probability –weighted Black-Scholes model. The unobservable input used by the Company on certain warrants was the estimation of the likelihood of a fundamental transaction, as defined in the related agreements, which was estimated to be 15% at September 30, 2012.

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

During the three months ended September 30, 2012, the Company issued 3,390,625 shares of common stock in exchange for 9,687,500 warrants that were included in the computation of warrant liabilities. In connection with this exchange, the Company compared the value of the common stock issued with the Black-Scholes value of the warrants exchanged. The difference in these values resulted in a loss on the extinguishment of debt in the amount of $785,171. Additionally, the value of the warrants on the date of the exchange, in the amount of $164,205, were reclassified from warrant liabilities to additional paid in capital.

At ended September 30, 2012 and 2011, the Company revalued all of the remaining warrant liabilities, using the adjusted Black-Scholes and Black-Scholes models. A (loss) gain on the change in fair value of the warrant liabilities in the amount of $(20,148) and $271,703 was recorded in the Condensed Consolidated Statement of Operations for the three months ended September 30, 2012 and 2011, respectively.

At September 30, 2012 and 2011, there were an aggregate of 11,620,314 and 21,307,814 warrants included in the fair value of the warrant liabilities, which are valued at $94,739 and $439,556, respectively.

The assumptions used to value the warrants were as follows:

	September 30, 2012	June 30, 2012
Warrants issued on December 20, 2007
Estimated life in years	0.25	0.50
Risk-free interest rate (1)	0.09%	0.15%
Volatility	72%	75%
Dividend paid	None	None
Range of estimated strike prices	$0.32-$0.35	$0.33-$0.36
Range of estimated probabilities	10% - 50%	10% - 50%

Warrants issued on June 30, 2008
Estimated life in years	0.75	1.00
Risk-free interest rate (1)	0.15%	0.21%
Volatility	72%	75%
Dividend paid	None	None
Range of estimated strike prices	$0.32-$0.35	$0.33-$0.36
Range of estimated probabilities	10% - 50%	10% - 50%

Warrants issued on April 1, 2010
Estimated life in years	2.5	2.75
Risk-free interest rate (1)	0.30%	0.39%
Volatility	75%	78%
Dividend paid	None	None
Estimated probability of a fundamental transaction	15%	15%

(1)	Represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the warrant term.

Note 10- At Market Issuance Sales Agreement

On December 22, 2010, the Company entered into an At Market Issuance Sales Agreement (the “ATM”) under which the Company, from time to time, was able to issue and sell shares of its Common Stock, par value $0.01 per share, with an aggregate offering price of up to $5,500,000.

During the three months ended September 30, 2012, the Company issued 353,895 shares of Common Stock under the ATM for gross proceeds in the amount of $100,570. From the inception of the ATM through September 30, 2012, the Company has issued 8,099,909 shares of Common Stock under the ATM for gross proceeds in the amount of $2,463,661.

As the Company expects that it will no longer be listed on the NYSE MKT exchange, the Company will no longer be able to issue and sell shares of its Common Stock under the ATM after the Company is delisted.

Note 11 –Preferred Stock

During the three months ended September 30, 2012, 3,584 shares of Preferred Stock were converted into 13,784,615 shares of Common Stock. During the three months ended September 30, 2012, the Company issued an additional 1,600,000 shares of Common Stock for the payment of dividends in the amount of $448,000. Total dividends payable on the outstanding 995 shares of Preferred Stock at September 30, 2012 amounted to $49,752.

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

In connection with the warrant exchange, a beneficial dividend in the amount of $240,891 was recorded on the conversion of the Convertible Preferred Stock.

Note 12 – Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”).  This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles-Goodwill and Other, General Intangibles Other than Goodwill. Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company is evaluating the impact of this ASU and does not expect its adoption to have a significant impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued FASB ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income in U.S. GAAP and IFRS. This ASU provides companies the option to present the components of net income and other comprehensive income either as one continuous statement of comprehensive income or as two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted this disclosure standard in the first quarter of fiscal 2013 and it did not have a material impact on our results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not believed by management to have a material impact on our present or future financial statements.

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

We are conducting a Phase 1b/2a clinical study with SNS01-T in multiple myeloma, diffuse large B cell lymphoma (DLBCL) and mantle cell lymphoma (MCL) patients. The clinical study is an open-label, multiple-dose, dose-escalation study, which is evaluating the safety and tolerability of SNS01-T when administered by intravenous infusion to relapsed or refractory multiple myeloma patients. The study design calls for four cohorts of three to six patients each. Patients in each cohort will receive twice-weekly dosing for six weeks followed by up to a four-week safety data review period before escalating to a higher dose level in the next cohort. While the primary objective of the initial study is to evaluate safety and tolerability, the effect of SNS01-T on tumor response will also be evaluated using multiple, well-established criteria including measurement of the monoclonal protein, or M-protein. We have selected Mayo Clinic, University of Arkansas for Medical Sciences and the Randolph Cancer Center at West Virginia University as our clinical sites. The study is open and we have completed our first cohort. The results of the first cohort showed that SNS01-T was safe and well tolerated and met the criteria for Stable Disease in 2 of the 3 evaluable patients. We are now treating patients in the second cohort.

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

Agricultural Development and License Agreements

As of September 30, 2012, we have nine (9) active license agreements with established agricultural biotechnology companies.

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

Liquidity and Capital Resources

Overview

For the three months ended September 30, 2012, net cash of $636,454 was used in operating activities primarily due to a net loss of $2,085,454, which was reduced by non-cash expenses, of $1,022,453. Cash used in operating activities was also reduced by changes in operating assets and liabilities in the amount of $426,547.

The $426,547 change in operating assets and liabilities was primarily the result of a decrease in prepaid expenses in the amount of $88,881 and an increase in accounts payable and accrued expenses in the amount of $337,666.

During the three months ended September 30, 2012, cash used for investing activities amounted to $146,998, which was primarily related to patent costs incurred.

Cash provided by financing activities during the three months ended September 30, 2012 amounted to $94,183 related to the placement of common stock through our $5,500,000 ATM facility.

As of September 30, 2012, our cash balance totaled $1,312,056, and we had working capital deficit of $664,562.

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

We anticipate that, based upon our cash balance as of September 30, 2012, we will be able to fund our operations through December 31, 2012. However, we have the ability to utilize our unused line of credit and, if necessary, delay certain costs. Over such period, we plan to fund our research and development and commercialization activities by:

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

Changes to Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies and estimates as set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, as amended.

Results of Operations

Three Months Ended September 30, 2012 and Three Months Ended September 30, 2011

The net loss for the three months ended September 30, 2012 was $2,085,454. The net loss for the three months ended September 30, 2011 was $1,038,983. Such a change represents an increase in net loss of $1,046,471, or 100.7%. This increase in net loss was the result of an increase in non-operating expenses and general and administrative expenses, which was partially offset by a decrease in research and development costs.

Revenue

There was no revenue during the three months ended September 30, 2012 and September 30, 2011.

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

General and Administrative Expenses

	Three Months Ended September 30,
	2012	2011	Change	%
	(in thousands, except % values)

Payroll and benefits	$141	$137	$4	2.9%
Investor relations	40	46	(6)	(13.0)%
Professional fees	194	138	56	40.6%
Director fees	64	50	14	28.0%
Depreciation and amortization	64	57	7	12.3%
Other general and administrative	101	102	(1)	(1.0)%
Stock-based compensation	604 129	530 116	74 13	14.0 11.2	% %
Total general and administrative	$733	$646	$87	13.5%

•	Payroll and benefits for the three months ended September 30, 2012 was higher than for the three months ended September 30, 2011, primarily as a result of salary increases.

•	Investor relations fees for the three months ended September 30, 2012 was lower than for the three months ended September 30, 2011, primarily as a result of a reduction in investor relations consulting costs

•	Professional fees for the three months ended September 30, 2012 was higher than for the three months ended September 30, 2011, primarily as a result of an increase in legal fees. Legal fees increased primarily due to fees incurred in connection with the exploration of additional technologies and financing options during the three months ended September 30, 2012 which were not incurred during the three months ended September 30, 2011.

•	Director fees for the three months ended September 30, 2012 was higher than for the three months ended September 30, 2011, primarily as a result of more meetings being held during the three months ended September 30, 2012.

•	Depreciation and amortization for the three months ended September 30, 2012 was higher than for the three months ended September 30, 2011, primarily as a result of an increase in amortization of patent costs.

•	Other general and administrative expenses for the three months ended September 30, 2012 was lower than for the three months ended September 30, 2011, primarily due to a decrease in office supplies and franchise taxes, which was partially offset by an increase in consulting and travel costs.

•	Stock-based compensation for the three months ended September 30, 2012 was higher than for the three months ended September 30, 2011, primarily due to the Black-Scholes value on a greater number of options vesting during the three months ended September 30, 2012.

We expect cash-based general and administrative expenses to remain relatively unchanged over the next twelve months.

Research and Development Expenses

	Three Months Ended September 30,
	2012	2011	Change	%
	(in thousands, except % values)
Payroll	$42	$40	$2	5.0%
Research contract with the University of Waterloo	144	152	(8)	(5.3)%
Other research and development	302	434	(132)	(30.4)%
Stock-based compensation	488 25	626 8	(138 17)	(22.0 212.5	)% %
Total research and development	$513	$634	$(121)	(27.9)%

•	Payroll for the three months ended September 30, 2012 was higher than for the three months ended September 30, 2011, primarily as a result of salary increases.

•	The cost associated with the research contract with the University of Waterloo for the three months ended September 30, 2012 was lower than for the three months ended September 30 2011, primarily due to a reduction in amount being funded for agricultural research.

•	Other research and development costs for the three months ended September 30, 2012 was lower than for the three months ended September 30, 2011, primarily due to a decrease in the costs in connection with agricultural research programs and formulation studies, which was partially offset by an increase in costs associated with the development of SNS01-T for multiple myeloma.

•	Stock-based compensation for the three months ended September 30, 2012 was higher than for the three months ended September 30, 2011, primarily due to the Black-Scholes value on a greater number of options vesting during the three months ended September 30, 2012.

The breakdown of our research and development expenses between our agricultural and human therapeutic research programs is as follows:

	Three Months Ended September 30,
	2012	%	2011	%
	(in thousands, except % values)
Agricultural	$24	5%	$112	18%
Human therapeutic	489	95%	522	82%
Total research and development	$513	100%	$634	100%

•	Agricultural research expenses for the three months ended September 30, 2012 was lower than for the three months ended September 30, 2011, primarily due to a reduction in the funding for agricultural research at the University of Waterloo and the amendment to the Rahan Meristem agreement for the development of bananas. Effective January 1, 2012, we amended the agreement whereby we no longer incur costs related to such development.

•	Human therapeutic research expenses for the three months ended September 30, 2012 was lower than for the three months ended September 30, 2011, primarily as a result of the timing of certain aspects of the development of our drug candidate, SNS01-T, for treating multiple myeloma. Specifically, during the three months ended September 30, 2011, we incurred costs related to the formulation of SNS01-T, which we did not incur during the three months ended September 30, 2012.

We expect our human therapeutic research program to increase as a percentage of the total research and development expenses as we continue our current research projects and begin new human therapeutic initiatives, in particular as they relate to the clinical development of our drug candidate, SNS01-T, for treating multiple myeloma and other cancers.

Other non-operating income and expense

Fair value – warrant liability

The amounts represent the change in the fair value of the warrant liability for the three months ended September 30, 2012 and 2011.

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

The principal executive officer and principal financial officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2012. Based on this evaluation, they have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

(b) Changes in internal controls.

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the three month period ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Our recurring losses from operations and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements for the fiscal year ended June 30, 2012 and our unaudited consolidated financial statements for the fiscal quarter ended September 30, 2012 with respect to this uncertainty. Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of the common shares of our stock and we may have a more difficult time obtaining financing.

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

We are a development stage biotechnology company with a limited operating history and limited assets and capital. We have incurred losses each year since inception and had an accumulated deficit of $70,149,918 at September 30, 2012. We have generated minimal revenues by licensing our technology for certain crops to companies willing to share in our development costs. In addition, our technology may not be ready for commercialization for several years. We expect to continue to incur losses for the next several years because we anticipate that our expenditures on research and development and administrative activities will significantly exceed our revenues during that period. We cannot predict when, if ever, we will become profitable.

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

We believe that at the projected rate of spending we should have sufficient cash to maintain our present operations through December 2012. However, we have the ability to utilize our unused line of credit and, if necessary, delay certain costs which would provide us with sufficient cash to maintain our present operations through March 2013.

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

As of September 30, 2012, we had a cash balance of $1,312,056 and a working capital deficit of $664,562. Using our available reserves as of September 30, 2012, we believe that we can operate according to our current business plan through December 2012. However, we have the ability to utilize our unused line of credit and, if necessary, delay certain costs, which would provide us with sufficient cash to maintain our present operations through March 2013.

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

In addition, in connection with any funding, if we need to issue more equity securities than our certificate of incorporation currently authorizes, or more than 20% of the shares of our common stock outstanding, we may need stockholder approval. If stockholder approval is not obtained or if adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. Investors may experience dilution in their investment from future offerings of our common stock. For example, if we raise additional capital by issuing equity securities, such an issuance would reduce the percentage ownership of existing stockholders. In addition, assuming the exercise of all options and warrants outstanding and the conversion of the preferred stock into common stock, as of September 30, 2012, we had 154,447,092 shares of common stock authorized but unissued and unreserved, which may be issued from time to time by our board of directors. Furthermore, we may need to issue securities that have rights, preferences and privileges senior to our common stock. Failure to obtain financing on acceptable terms would have a material adverse effect on our liquidity.

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

As of September 30, 2012, we have been issued twenty-seven (27) patents by the PTO and sixty-six (66) patents from foreign countries. We have also filed numerous patent applications for our technology in the United States and in several foreign countries, which technology is vital to our primary business, as well as several continuations in part on these patent applications. Our success depends in part upon the grant of patents from our pending patent applications.

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

Certain provisions of our certificate of incorporation and by-laws could make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to stockholders. Our certificate of incorporation authorizes our board of directors to issue, without stockholder approval, 5,000,000 shares of preferred stock with voting, conversion and other rights and preferences that could adversely affect the voting power or other rights of the holders of our common stock.

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

Risks Related to Our Common Stock

We no longer meet the NYSE MKT continued listing standards and therefore we expect to be delisted from the NYSE MKT. We may not be able to list on any other stock exchange in the future.

The NYSE MKT requires companies listed on its exchange to meet minimum financial requirements in order to maintain our listing. While we were listed on the NYSE MKT, we received a notice of noncompliance from the NYSE MKT on October 20, 2011 that we did not meet the $6,000,000 minimum net worth continued listing requirement of the NYSE MKT. We submitted a plan of compliance on November 17, 2011 to the NYSE MKT discussing how we intended to regain compliance with the continued listing requirements. The NYSE MKT accepted our plan and granted us an extension until July 20, 2012 to regain compliance with the NYSE MKT’s continued listing standards. On July 20, 2012, we were still not in compliance with the NYSE MKT’s continued listing standards and we requested an extension of time to regain compliance. On August 22, 2012, we received a notice from NYSE Regulation, Inc. on behalf of NYSE MKT providing notification that NYSE MKT has determined not to grant us an extension of time to cure the non-compliance and that, therefore, the NYSE MKT intended to file a delisting application with the Securities and Exchange Commission striking our common stock from the NYSE MKT. We requested an appeal of the NYSE MKT’s determination and we were granted a hearing with a committee of NYSE MKT in accordance with our rights as set forth in Sections 1203 and 1009(d) of the NYSE MKT Company Guide. The appeal hearing was held on October 24, 2012 and the NYSE MKT granted us an extension through November 5, 2012, which was subsequently extended through November 12, 2012 due to the effects of Hurricane Sandy, within which to regain compliance. As a result of our inability to regain compliance during the extension period, we expect to be delisted from the NYSE MKT and our common stock will be considered a “penny stock” following such delisting.

We intend to make every possible effort to have our common stock quoted on the Over the Counter Bulletin Board, or the OTC Bulletin Board, or an equivalent quotation system. If our common stock was to be quoted on the OTC Bulletin Board, the Securities Exchange Act of 1934, as amended, and related SEC rules would impose additional sales practice requirements on broker-dealers that sell our securities. These rules may adversely affect the ability of stockholders to sell our common stock and otherwise negatively affect the liquidity, trading market and price of our common stock.

We believe that the listing of our common stock on a recognized national trading market, such as the NYSE MKT, is an important part of our business and strategy and we intend to pursue such a listing again in the future. Such a listing would help our stockholders by providing a readily available trading market with current quotations. Without that, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock would likely decline. Further, we are not able to file shelf registration statements. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded it by other parties. In that regard, the absence of a listing on a recognized national trading market also affects our ability to benefit from the use of our operations and expansion plans, including for use in licensing agreements, joint ventures, the development of strategic relationships and acquisitions, which are critical to our business and strategy and none of which is currently the subject of any agreement, arrangement or understanding, with respect to any future financing or strategic relationship we may undertake.

Penny stock regulations may impose certain restrictions on marketability of our securities.

The SEC has adopted regulations which generally define a “penny stock” to be any equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our common stock is subject to rules that impose additional sales practice requirements on broker dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by such rules, the broker dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker dealer must also disclose the commission payable to both the broker dealer and the registered representative, current quotations for the securities and, if the broker dealer is the sole market maker, the broker dealer must disclose this fact and the broker dealer’s presumed control over the market.

Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Broker-dealers must wait two business days after providing buyers with disclosure materials regarding a security before effecting a transaction in such security. Consequently, the “penny stock” rules restrict the ability of broker dealers to sell our securities and affect the ability of investors to sell our securities in the secondary market and the price at which such purchasers can sell any such securities, thereby affecting the liquidity of the market for our common stock.

Stockholders should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

•	control of the market for the security by one or more broker-dealers that are often related to the promoter or issuer;
•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
•	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
•	the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market.

Our management and other affiliates have significant control of our common stock and could significantly influence our actions in a manner that conflicts with our interests and the interests of other stockholders.

As of September 30, 2012, our executive officers and directors together beneficially own approximately 28% of the outstanding shares of our common stock, assuming the conversion of preferred stock and exercise of options and warrants which are currently exercisable or will become exercisable within 60 days of September 30, 2012, held by these stockholders. As a result, these stockholders, acting together, will be able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over then-current market prices.

A significant portion of our total outstanding shares of common stock may be sold in the market in the near future, which could cause the market price of our common stock to drop significantly.

As of September 30 2012, we had 116,753,185 shares of our common stock issued and outstanding and 995 shares of convertible preferred stock outstanding which can convert into 3,826,923 shares of common stock. Approximately 34,164,431 of such shares are registered pursuant to registration statements on Form S-3 and 86,415,677 of which are either eligible to be sold under SEC Rule 144 or are in the public float. In addition, we have registered 35,890,007 shares of our common stock underlying warrants previously issued on Form S-3 registration statements and we registered 25,215,260 shares of our common stock underlying options granted or to be granted under our stock option plan. Consequently, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, may have a material adverse effect on our stock price.

Our common stock has a limited trading market, which could limit your ability to resell your shares of common stock at or above your purchase price.

Our common stock is currently listed on the NYSE MKT, however we expect to be delisted from the NYSE MKT and we intend to apply for quotation on an over-the-counter securities market, and our common stock currently has a limited trading market. We cannot assure you that an active trading market will develop or, if developed, will be maintained. As a result, our stockholders may find it difficult to dispose of shares of our common stock and, as a result, may suffer a loss of all or a substantial portion of their investment.

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

For example, during the quarter ended September 30, 2012, our common stock traded between $0.17 and $0.32 per share.

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

As of September 30, 2012, we have outstanding 995 shares of convertible preferred stock which may convert into 3,826,923 shares of our common stock and warrants to purchase 40,096,814 shares of our common stock.  In addition, as of September 30, 2012, we have reserved 25,215,260 shares of our common stock for issuance upon the exercise of options granted or available to be granted pursuant to our stock option plan, all of which may be granted in the future.  Furthermore, in connection with the preferred stock agreements, we are required to reserve an additional 7,204,930 shares of common stock. The conversion of the convertible preferred stock and the exercise of these options and warrants will result in dilution to our existing stockholders and could have a material adverse effect on our stock price. The conversion price of the convertible preferred stock and certain warrants are also subject to certain anti-dilution adjustments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

              None

Item 3. Defaults Upon Senior Securities.

              None

Item 4. Mine Safety Disclosures.

              None

Item 5. Other Information.

              None

Item 6. Exhibits.

Exhibits.

Exhibit No.	Description
10.1	Form of Warrant Exchange Agreement (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. current report on Form 8-K filed on August 10, 2012.)
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).
31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350. (furnished herewith).
32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350. (furnished herewith).
101.1

Financial Statements from the Quarterly Report on Form 10-Q of Senesco Technologies, Inc. for the quarter ended September 30, 2012, filed on November 14, 2012, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Stockholder’s Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements. (filed herewith).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENESCO TECHNOLOGIES, INC.

DATE: November 14, 2012	By:	/s/ Leslie J. Browne
Leslie J. Browne, Ph.D., President and Chief Executive Officer (Principal Executive Officer)

DATE: November 14, 2012	By:	/s/ Joel Brooks
Joel Brooks, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

