Form 10-Q
period 2012-12-31
SENESCO TECHNOLOGIES INC
filed 2013-02-14
CIK 1035354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

Yes: ☐                 No:☒

146,975,283 shares of the issuer’s common stock, par value $0.01 per share, were outstanding as of January 31, 2013.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

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

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	December 31,	June 30,
	2012	2012

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$640,125	$2,001,325
Prepaid research supplies and expenses	1,295,548	1,548,524

Total Current Assets	1,935,673	3,549,849

Equipment, furniture and fixtures, net	5,846	5,857
Intangibles, net	3,517,097	3,393,992
Deferred income tax assets, net	-	-
Security deposit	5,171	5,171

TOTAL ASSETS	$5,463,787	$6,954,869

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,085,629	$594,514
Accrued expenses	468,048	369,695
Line of credit	2,199,108	2,199,108

Total Current Liabilities	3,752,785	3,163,317

Warrant liabilities	30,299	238,796
Grant payable	99,728	99,728

TOTAL LIABILITIES	3,882,812	3,501,841

STOCKHOLDERS' EQUITY:

Preferred stock, $0.01 par value, authorized 5,000,000 shares
Series A 10,297 shares issued and 995 and 3,379 shares outstanding, respectively	10	34
(liquidation preference of $1,019,876 and $3,463,475
at December 31, 2012 and June 30, 2012, respectively)
Series B 1,200 shares issued and 0 and 1,200 outstanding, respectively	-	12
(liquidation preference of $0 and $1,230,000
at December 31, 2012 and June 30, 2012, respectively)
Common stock, $0.01 par value, authorized 350,000,000 shares, issued and outstanding 116,975,283 and 94,112,483, respectively	1,169,753	941,125
Capital in excess of par	71,855,001	69,952,152
Deficit accumulated during the development stage	(71,443,789)	(67,440,295)

Total Stockholders' Equity	1,580,975	3,453,028

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,463,787	$6,954,869

See Notes to Condensed Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

					Cumulative
	Three months ended December 31,		Six months ended December 31,		Amounts from
	2012	2011	2012	2011	Inception

Revenue	$-	$200,000	$-	$200,000	$1,790,000

Operating expenses:
General and administrative	708,968	904,621	1,441,688	1,550,580	33,056,365
Research and development	591,079	751,517	1,104,512	1,385,703	22,340,117
Total operating expenses	1,300,047	1,656,138	2,546,200	2,936,283	55,396,482

Loss from operations	(1,300,047)	(1,456,138)	(2,546,200)	(2,736,283)	(53,606,482)

Other non-operating income (expense)

Grant income	-	-	-	-	244,479

Fair value – warrant liability	64,440	(39,392)	44,292	232,311	8,374,422

Sale of state income tax loss – net	-	-	-	-	586,442

Other noncash (expense) income, net	-	-	-	-	205,390

Loss on extinguishment of debt	-	-	(785,171)	-	(1,147,048)

Write-off of patents abandoned	-	-	-	-	(1,909,224)

Amortization of debt discount and financing costs	-	-	-	-	(11,227,870)

Interest expense – convertible notes	-	-	-	-	(2,027,930)

Interest (expense) income - net	(34,278)	(32,041)	(68,260)	(62,582)	215,728

Net loss	(1,269,885)	(1,527,571)	(3,355,339)	(2,566,554)	(60,292,093)

Preferred dividends	(23,986)	(127,614)	(648,155)	(1,036,460)	(11,151,696)

Loss applicable to common shares	$(1,293,871)	$(1,655,185)	$(4,003,494)	$(3,603,014)	$(71,443,789)

Basic and diluted net loss per common share	$(0.01)	$(0.02)	$(0.04)	$(0.05)

Basic and diluted weighted-average number of common shares outstanding	116,975,283	80,832,267	112,212,297	80,061,012

See Notes to Condensed Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2012

(unaudited)

						Deficit
						Accumulated
						During the	Stockholders'
					Capital in Excess	Development	Equity
	Preferred Stock		Common Stock		of Par Value	Stage	(Deficiency)
	Shares	Amount	Shares	Amount

Balance at June 30, 2012	4,579	$46	94,112,483	$941,125	$69,952,152	$(67,440,295)	$3,453,028

Issuance of common stock at $0.26 per share	-	-	353,895	3,539	97,031	-	100,570

Commissions and other fees related to the issuance of common stock	-	-	-	-	(6,387)	-	(6,387)

Preferred stock converted into common stock	(3,584)	(36)	13,784,615	137,846	(137,810)	-	-

Issuance of common stock in lieu of cash payment for dividends	-	-	1,822,098	18,221	478,641	(382,388)	114,474

Issuance of common stock in exchange for warrants	-	-	6,902,192	69,022	(69,022)	-	-

Deemed dividend - preferred stock	-	-	-	-	240,891	(240,891)	-

Loss on extinguishment of debt	-	-	-	-	785,171	-	785,171

Reclassification of warrant liability	-	-	-	-	164,205	-	164,205

Fair market value of options and warrants vested	-	-	-	-	350,129	-	350,129

Dividends accrued and upaid at December 31, 2012	-	-	-	-	-	(24,876)	(24,876)

Net loss	-	-	-	-	-	(3,355,339)	(3,355,339)

Balance July 1, 1998 (inception) through December 31, 2012	995	$10	116,975,283	$1,169,753	$71,855,001	$(71,443,789)	$1,580,975

See Notes to Condensed Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

			Cumulative
	Six months ended December 31,		Amounts from
	2012	2011	Inception
Cash flows from operating activities:
Net loss	$(3,355,339)	$(2,566,554)	$(60,292,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash capital contribution	-	-	85,179
Noncash conversion of accrued expenses into equity	-	-	131,250
Noncash income related to change in fair value of warrant liability	(44,292)	(232,311)	(8,695,681)
Noncash charge for change in warrant terms	-	-	115,869
Issuance of common stock and warrants for interest	-	-	2,003,386
Issuance of common stock for services	-	-	53,800
Stock-based compensation expense	350,129	408,028	12,456,082
Depreciation and amortization	130,420	118,986	1,230,725
Write-off of intangibles	-	-	1,909,224
Amortization of convertible note discount	-	-	10,000,000
Amortization of deferred financing costs	-	-	1,227,869
Loss on extinguishment of debt	785,171	-	1,147,048
(Increase) decrease in operating assets:
Prepaid expenses and other current assets	252,976	(211,076)	(1,295,548)
Security deposit	-	7,187	(5,171)
Increase (decrease) in operating liabilities:
Accounts payable	491,115	(115,773)	1,085,629
Accrued expenses	187,951	293,628	618,173
Net cash (used in) operating activities	(1,201,869)	(2,297,885)	(38,224,259)

Cash flows from investing activities:
Patent costs	(252,233)	(227,929)	(6,476,945)
Purchase of equipment, furniture and fixtures	(1,281)	(4,461)	(185,947)
Net cash (used in) provided by investing activities	(253,514)	(232,390)	(6,662,892)

Cash flows from financing activities:
Proceeds from grant	-	-	99,728
Proceeds from draw-down on line of credit	-	-	2,199,108
Proceeds from issuance of bridge notes	-	-	525,000
Proceeds from issuance of preferred stock and warrants, net	-	-	10,754,841
Redemption of convertible notes and warrants	-	-	(2,160,986)
Proceeds from issuance of convertible notes	-	-	9,340,000
Deferred financing costs	-	-	(651,781)
Proceeds from issuance of common stock and warrants, net and exercise of warrants and options	94,183	473,219	25,421,366
Net cash provided by financing activities	94,183	473,219	45,527,276

Net (decrease) increase in cash and cash equivalents	(1,361,200)	(2,057,056)	640,125

Cash and cash equivalents at beginning of period	2,001,325	3,609,954	-
Cash and cash equivalents at end of period	$640,125	$1,552,898	$640,125

Supplemental disclosure of non-cash transactions:
Conversion of convertible note into common stock	$-	$-	$10,000,000
Conversion of bridge notes into common stock	-	-	534,316
Conversion of preferred stock into common stock	137,810	1,555	356,924
Allocation of preferred stock proceeds to warrants and beneficial conversion feature	-	-	8,526,135
Allocation of convertible debt proceeds to warrants and beneficial conversion feature	-	-	9,340,000
Warrants issued for financing costs	-	-	690,984
Issuance of common stock for interest payments on convertible notes	-	-	2,003,386
Issuance of common stock for dividend payments on preferred stock	496,862	259,587	4,118,805
Issuance of common stock in settlement of accounts payable	-	-	175,000
Dividends accrued on preferred stock	(89,598)	(1,127)	24,876
Supplemental disclosure of cash flow information:
Cash paid for interest	69,776	66,788	441,459

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of December 31, 2012, the results of its operations and cash flows for the three months and six months ended December 31, 2012 and 2011.

Interim results are not necessarily indicative of results for the full fiscal year.

Note 2 – Liquidity:

As shown in the accompanying condensed consolidated financial statements, the Company has a history of losses with a deficit accumulated during the development stage from July 1, 1998 (inception) through December 31, 2012 of $71,443,789. Additionally, the Company has generated minimal revenues by licensing its technology for certain crops to companies willing to share in its development costs. In addition, the Company’s technology may not be ready for commercialization for several years. The Company expects to continue to incur losses for the next several years because it anticipates that its expenditures on research and development and administrative activities will significantly exceed its revenues during that period. The Company cannot predict when, if ever, it will become profitable.

As of December 31, 2012, the Company had cash and cash equivalents in the amount of $640,125, which consisted of checking accounts and money market funds. In January 2013, the Company completed a placement of common stock and warrants for net proceeds in the amount of approximately $2,300,000, after deducting $600,000 in connection with investor relations agreements. The Company estimates that its cash and cash equivalents as of December 31, 2012 and the net proceeds from an equity placement in January 2013 will cover its expenses through July 2013. In order to provide the Company with the cash resources necessary to fund operations through at least December 31, 2013, the Company will need to raise additional capital through a private or public placement of its Common Stock.

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

The length of time that it takes for an initial patent application to be approved is generally between four to six years. However, due to the unique nature of each patent application, the actual length of time may vary. If a patent application is denied, the associated cost of that application would be written off. However, the Company has not had any patent applications denied as of December 31, 2012. Additionally, should a patent application become impaired during the application process, the Company would write down or write off the associated cost of that patent application.

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

As of December 31, 2012, there were 56,898,202 additional potentially dilutive shares of Common Stock. These additional shares include 3,826,923 shares issuable upon conversion of the Preferred Stock, and 53,071,279 shares issuable upon the exercise of outstanding options and warrants. As of December 31, 2011, there were 87,237,290 additional potentially dilutive shares of Common Stock. These additional shares included 17,944,444 shares issuable upon conversion of Preferred Stock and 69,292,846 shares issuable upon the exercise of outstanding options and warrants.

Note 5 – Stock-Based Transactions:

The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. Generally, the awards vest based upon time-based conditions or achievement of specified goals and milestones.

On November 16, 2012, the Company issued 3,705,000 options that are subject to vesting first based upon specified goals and milestones and then based upon time-based conditions. Such options had an aggregate Black-Scholes value of $489,060. As of December 31, 2012, the Company reviewed the specified goals and milestones on an employee by employee basis. Based upon the review, the Company has estimated that it was probable that, on average, the employees would achieve 50% of the target goals. As a result, the Company is recognizing 50% of the aggregate fair value of the options ratably over the time-based vesting period.

The fair value of each stock option and warrant granted or vesting has been determined using the Black-Scholes model. The material factors incorporated in the Black-Scholes model in estimating the value of the options and warrants granted during the three months ended December 31, 2012 and 2011 include the following:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

Warrants granted	None	None	None	None
Options granted	6,701,210	647,500	6,701,210	4,860,500
Estimated life in years (1)	2.5-10.0	3.0-5.5	2.5-10.0	3.0-10.0
Risk-free interest rate (2)	0.3%-1.6%	0.4%-0.9%	0.3%-1.6%	0.4% – 1.9%
Volatility	70%-102%	91%-104%	70%-102%	91%-105%
Dividend paid	None	None	None	None

(1)	Expected life for employee based stock options was estimated using the “simplified” method, as allowed under the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No.110.

(2)	Represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option or warrant term.

The economic values of the options will depend on the future price of the Company's Common Stock, which cannot be forecast with reasonable accuracy.

Stock option activity under the Company’s 2008 Plan and 1998 Plan for the six months ended December 31, 2012 is summarized as follows:

	Number of Options	Weighted-Average Exercise Price
Outstanding at July 1, 2012	15,647,742	$0.50
Granted	6,701,210	0.17
Exercised	—	—
Forfeited	1,152,450	0.23
Expired	22,500	1.65
Outstanding at December 31, 2012	21,174,002	$0.40
Exercisable at December 31, 2012	13,921,231	$0.51
Not Exercisable at December 31, 2012	7,252,771	$0.21

The weighted average grant date fair value of options granted during the six months ended December 31, 2012 and 2011 was $0.13 and $0.17, respectively.

As of December 31, 2012, the aggregate intrinsic value of stock options outstanding was $0, with a weighted-average remaining term of 7.8 years. The aggregate intrinsic value of stock options exercisable at that same date was $0, with a weighted-average remaining term of 7.0 years. As of December 31, 2012, the Company has 6,030,358 shares available for future stock option grants.

Stock-based compensation expense for the three months ended December 31, 2012 and December 31, 2011 amounted to $196,567 and $284,477, respectively.

Stock-based compensation expense for the six months ended December 31, 2012 and December 31, 2011 amounted to $350,129 and $408,028, respectively.

As of December 31, 2012, total stock-based compensation expense not yet recognized related to stock option grants amounted to approximately $1,052,000, which will be recognized over the next 46.5 months.

Note 6 –Line of Credit:

On February 17, 2010, the Company entered into a credit agreement with JMP Securities LLC. The agreement provides the Company with, subject to certain restrictions, including the existence of suitable collateral, up to a $3.0 million line of credit upon which the Company may draw at any time (the “Line of Credit”). Any draws upon the Line of Credit accrue at an annual interest rate of (i) the broker rate in effect at the interest date (which was 3.75% at December 31, 2012), plus (ii) 2.0%. There are no other conditions or fees associated with the Line of Credit. The Line of Credit is not secured by any assets of the Company, but it is secured by certain assets of a member of the Company’s Board of Directors, Harlan W. Waksal, M.D., which is currently held by JMP Securities. The balance outstanding as of December 31, 2012 and June 30, 2012 was $2,199,108. In April 2011, we were required to enter into a new demand note with the clearing agent for JMP Securities in connection with the Line of Credit.

Total interest expense recorded under the Line of Credit for the three months ended December 31, 2012 and 2011 amounted to $34,786 and $33,479, respectively.

Total interest expense recorded under the Line of Credit for the six months ended December 31, 2012 and 2011 amounted to $69,776 and $66,788, respectively.

Note 7 – Income Taxes:

No provision for income taxes has been made for the three months and six months ended December 31, 2012 and 2011 given the Company’s losses in 2012 and 2011 and available net operating loss carryforwards. A benefit has not been recorded as the realization of the net operating losses is not assured and the timing in which the Company can utilize its net operating loss carryforwards in any year or in total may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations.

Note 8 - Fair Value Measurements:

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2012 and June 30, 2012:

		Fair Value Measurement at
	Carrying	December 31, 2012
	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$640,125	$640,125	$-	$-
Liabilities:
Warrant Liabilities	$30,299	$-	$-	$30,299

		Fair Value Measurement at
	Carrying	June 30, 2012
	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$2,001,325	$2,001,325	$-	$-
Liabilities:
Warrant Liabilities	$238,796	$-	$-	$238,796

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments:

	Six months ended December 31,
	2012	2011

Beginning Balance	$238,796	$711,259

Reclassification of warrant liabilities	(164,205)	-

Loss (Gain) due to change in fair value of warrant liabilities, net	(44,292)	(232,311)

Ending Balance	$30,299	$478,945

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

The fair value of the warrants that have cash settlement features is estimated using a probability –weighted Black-Scholes model. The unobservable input used by the Company on certain warrants was the estimation of the likelihood of a fundamental transaction, as defined in the related agreements, which was estimated to be 15% at December 31, 2012.

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

During the six months ended December 31, 2012, the Company issued 3,390,625 shares of common stock in exchange for 9,687,500 warrants that were included in the computation of warrant liabilities. In connection with this exchange, the Company compared the value of the common stock issued with the Black-Scholes value of the warrants exchanged. The difference in these values resulted in a loss on the extinguishment of debt in the amount of $785,171. Additionally, the value of the warrants on the date of the exchange, in the amount of $164,205, was reclassified from warrant liabilities to additional paid in capital.

At December 31, 2012 and 2011, the Company revalued all of the remaining warrant liabilities, using the adjusted Black-Scholes and Black-Scholes models. A gain on the change in fair value of the warrant liabilities in the amount of $44,292 and $232,311 was recorded in the Condensed Consolidated Statement of Operations for the six months ended December 31, 2012 and 2011, respectively.

At December 31, 2012 and 2011, there were an aggregate of 8,798,438 and 21,307,814 warrants included in the fair value of the warrant liabilities, which are valued at $30,299 and $478,935, respectively.

The assumptions used to value the warrants were as follows:

	December 31, 2012	June 30, 2012
Warrants issued on December 20, 2007
Estimated life in years	-	0.50
Risk-free interest rate (1)	-	0.15%
Volatility	-	75%
Dividend paid	-	None
Range of estimated strike prices	-	$0.33-$0.36
Range of estimated probabilities	-	10% - 50%

Warrants issued on June 30, 2008
Estimated life in years	0.50	1.00
Risk-free interest rate (1)	0.11%	0.21%
Volatility	51%	75%
Dividend paid	None	None
Range of estimated strike prices	$0.23-$0.34	$0.33-$0.36
Range of estimated probabilities	10% -75%	10% - 50%

Warrants issued on April 1, 2010
Estimated life in years	2.25	2.75
Risk-free interest rate (1)	0.25%	0.39%
Volatility	62%	78%
Dividend paid	None	None
Estimated probability of a fundamental transaction	15%	15%

(1)	Represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the warrant term.

Note 10- At Market Issuance Sales Agreement

On December 22, 2010, the Company entered into an At Market Issuance Sales Agreement (the “ATM”) under which the Company, from time to time, was able to issue and sell shares of its Common Stock, par value $0.01 per share, with an aggregate offering price of up to $5,500,000.

During the six months ended December 31, 2012, the Company issued 353,895 shares of Common Stock under the ATM for gross proceeds in the amount of $100,570. From the inception of the ATM through December 31, 2012, the Company has issued 8,099,909 shares of Common Stock under the ATM for gross proceeds in the amount of $2,463,661.

As the Company is no longer listed on the NYSE MKT exchange, the Company is no longer be able to issue and sell shares of its Common Stock under the ATM.

Note 11 –Preferred Stock

During the six months ended December 31, 2012, 3,584 shares of Preferred Stock were converted into 13,784,615 shares of Common Stock. During the six months ended December 31, 2012, the Company issued an additional 1,822,098 shares of Common Stock for the payment of dividends in the amount of $496,862. Total dividends payable on the outstanding 995 shares of Preferred Stock at December 31, 2012 amounted to $24,876.

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

Note 13 – Subsequent Event

On January 4, 2013, the Company entered into definitive agreements to issue 30,000,000 shares of Common Stock (the “Shares”) and five year warrants (the “Warrants”) to purchase 30,000,000 shares of Common Stock with an exercise price of $0.12 per share (the shares underlying the Warrants, the “Warrant Shares”, together with the Shares and Warrants, the “Securities”) (the “Offering”) for gross proceeds of $3.0 million, before deducting estimated offering expenses, in a registered direct offering. The Warrants are exercisable from the date that is one year and one day following the issuance date until the fifth anniversary of the issuance date and contain standard anti-dilution provisions and adjustment provisions in the event of stock splits, combinations, dividends, distributions or reorganizations. Additionally, the Warrants contain exercise price reset features for a period of eighteen months from the date of issuance and cash settlement features in the event of a fundamental transaction. Each Share, together with the Warrant, was sold at a price of $0.10 per unit.

The net offering proceeds to the Company from the sale of the Common Stock and Warrants, after deducting the estimated offering expenses payable by the Company of approximately $100,000, are expected to be approximately $2,900,000. Six hundred thousand dollars of the net proceeds of the offering will be used for investor relations purposes and the remainder will be used for working capital, research and development and general corporate purposes.

The Offering closed on January 8, 2013.

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

SNS01-T for Multiple Myeloma

We have developed a therapeutic candidate, SNS01-T, an improved formulation of SNS01, for the potential treatment of multiple myeloma and non-Hodgkin B-cell lymphoma. SNS01-T utilizes our Factor 5A technology and comprises two active components: a DNA plasmid, or pDNA, expressing human eIF5A containing a lysine to arginine substitution at amino acid position 50, or eIF5AK50R, and a small inhibitory RNA, or siRNA. These two components are combined in a fixed ratio with a polymer, polyethyleneimine, or PEI, which enables self-assembly of the DNA and RNA into nanoparticles with demonstrated enhanced delivery to tissues and protection from degradation in the blood stream. Under the control of a B cell selective promoter, SNS01-T’s DNA plasmid up-regulates the apoptotic pathways within cancer cells by preferentially expressing the stable arginine form of the Factor 5A death message in target cells. The siRNA, by silencing the eIF5A gene, reduces expression of the hypusine form of Factor 5A that supports cell survival and proliferation. The silencing of the eIF5A gene by an eIF5A siRNA also down-regulates anti-apoptotic proteins, such as NFkB, ICAM and pro-inflammatory cytokines, which protect malignant cells from apoptosis and promote cell growth in multiple myeloma. The PEI, a cationic polymer, promotes auto-assembly of a nanoparticle with the other two components for intravenous delivery and protects the combination from degradation in the bloodstream until it is taken up by the tumor cell, where the siRNA and DNA plasmid are released.

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

While the primary objective of this study is to evaluate safety and tolerability, the effect of SNS01-T on tumor response and time to relapse or progression will be assessed using multiple well-established metrics including measurement of monoclonal protein in multiple myeloma and CT imaging in MCL and DLBCL .

We have selected Mayo Clinic, University of Arkansas for Medical Sciences, the Randolph Cancer Center at West Virginia University and the John Theurer Cancer Center at Hackensack University Medical Center as our clinical sites. The study is open and we have completed our first cohort. The results of the first cohort showed that SNS01-T was safe and well tolerated and met the criteria for Stable Disease in 2 of the 3 evaluable patients. We are now treating patients in the second cohort.

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

Agricultural Development and License Agreements

As of December 31, 2012, we have nine (9) active license agreements with established agricultural biotechnology companies.

Intellectual Property

We have twenty-seven (27) issued patents from the United States Patent and Trademark Office, or PTO, and seventy-one (71) issued patents from foreign countries. Of our ninety-eight (98) domestic and foreign issued patents, sixty-one (61) are for the use of our technology in agricultural applications and thirty-seven (37) relate to human therapeutics applications.

In addition to our ninety-eight (98) patents, we have a wide variety of patent applications, including divisional applications and continuations-in-part, in process with the PTO and internationally. We intend to continue our strategy of enhancing these new patent applications through the addition of data as it is collected.

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

Liquidity and Capital Resources

Overview

For the six months ended December 31, 2012, net cash of $1,201,869 was used in operating activities primarily due to a net loss of $3,355,339, which was reduced by non-cash expenses, of $1,221,428. Cash used in operating activities was also reduced by changes in operating assets and liabilities in the amount of $932,042.

The $932,042 change in operating assets and liabilities was primarily the result of a decrease in prepaid expenses in the amount of $252,976 and an increase in accounts payable and accrued expenses in the amount of $679,066.

During the six months ended December 31, 2012, cash used for investing activities amounted to $253,514, which was primarily related to patent costs incurred.

Cash provided by financing activities during the six months ended December 31, 2012 amounted to $94,183 related to the placement of common stock through our $5,500,000 ATM facility.

As of December 31, 2012, our cash balance totaled $640,125, and we had working capital deficit of $1,817,112.

In January 2013, we received net proceeds of approximately $2,900,000 from the issuance of common stock and warrants.

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

We anticipate that, based upon our cash balance at December 31, 2012 and the net proceeds from the issuance of common stock and warrants in January 2013, we will be able to fund our operations through July 2013. Over such period, we plan to fund our research and development and commercialization activities by:

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

Results of Operations

Three Months Ended December 31, 2012 and Three Months Ended December 31, 2011

The net loss for the three months ended December 31, 2012 was $1,269,885. The net loss for the three months ended December 31, 2011 was $1,527,571. Such a change represents a decrease in net loss of $257,686, or 16.9%. This decrease in net loss was primarily the result of a decrease in general and administrative expenses and research and development costs.

Revenue

There was no revenue during the three months ended December 31, 2012.

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

General and Administrative Expenses

	Three Months December 31,
	2012	2011	Change	%
	(in thousands, except % values)

Payroll and benefits	$147	$159	$(12)	(7.5)%
Investor relations	16	75	(59)	(78.7)%
Professional fees	237	265	(28)	(10.6)%
Cash Director fees	14	11	3	21.4%
Depreciation and amortization	67	62	5	8.1%
Other general and administrative	88	104	(16)	(15.4)%
	569	676	(101)	(15.9)%
Stock-based compensation	140	229	(89)	(38.9)%
Total general and administrative	$709	$905	$(196)	(21.7)%

•	Payroll and benefits for the three months ended December 31, 2012 was lower than for the three months ended December 31, 2011, primarily as a result of a required 401K contribution during the three months ended December 31, 2011. Such a contribution was not required during the three months ended December 31, 2012.

•	Investor relations fees for the three months ended December 31, 2012 was lower than for the three months ended December 31, 2011, primarily as a result of a reduction in investor relations consulting costs and the timing of our annual meeting. We discontinued using an investor relations firm in August 2012. Also, we held our 2012 annual meeting in December 2011 but will not be holding our 2013 annual meeting until March 2013.

•	Professional fees for the three months ended December 31, 2012 was lower than for the three months ended December 31, 2011, primarily as a result of a decrease in legal fees. Legal fees decreased primarily due to fees incurred during the three months ended December 31, 2011 in connection with the exploration of alternative uses of our technology that were not incurred during the three months ended December 31, 2012. This decrease in legal fees was partially offset by an increase in legal fees in connection with the exploration of additional technologies and financing options during the three months ended December 31, 2012 which were not incurred during the three months ended December 31, 2011.

•	Cash director fees for the three months ended December 31, 2012 was higher than for the three months ended December 31, 2011, primarily as a result of more meetings being held during the three months ended December 31, 2012.

•	Depreciation and amortization for the three months ended December 31, 2012 was higher than for the three months ended December 31, 2011, primarily as a result of an increase in amortization of patent costs.

•	Other general and administrative expenses for the three months ended December 31, 2012 was lower than for the three months ended December 31, 2011, primarily due to a decrease in travel and conferences, which was partially offset by an increase in consulting costs related to our NYSE MKT delisting appeal.

•	Stock-based compensation for the three months ended December 31, 2012 was lower than for the three months ended December 31, 2011, primarily due to a lower Black-Scholes value on options vesting during the three months ended December 31, 2012 due to options that were forfeited prior to vesting.

We expect cash-based general and administrative expenses to remain relatively unchanged over the next twelve months.

Research and Development Expenses

	Three Months Ended December 31,
	2012	2011	Change	%
	(in thousands, except % values)
Payroll	$44	$42	$2	4.8%
Research contract with the University of Waterloo	161	138	23	16.7%
Other research and development	363	557	(194)	(34.8)%
	568	737	(169)	(22.9)%
Stock-based compensation	23	15	8	53.3%
Total research and development	$591	$752	$(161)	(21.4)%

•	Payroll for the three months ended December 31, 2012 was higher than for the three months ended December 31, 2011, primarily as a result of salary increases.

•	The cost associated with the research contract with the University of Waterloo for the three months ended December 31, 2012 was higher than for the three months ended December 31, 2011, primarily due to an increase in amount being funded for human health research.

•	Other research and development costs for the three months ended December 31, 2012 was lower than for the three months ended December 31, 2011, primarily due to a decrease in the costs in connection with agricultural research programs and formulation studies, which was partially offset by an increase in costs associated with the development of SNS01-T for multiple myeloma.

•	Stock-based compensation for the three months ended December 31, 2012 was higher than for the three months ended December 31, 2011, primarily due to a higher Black-Scholes value of options vesting during the three months ended December 31, 2012.

The breakdown of our research and development expenses between our agricultural and human therapeutic research programs is as follows:

	Three Months Ended December 31,
	2012	%	2011	%
	(in thousands, except % values)
Agricultural	$3	1%	$112	15%
Human therapeutic	588	99%	640	85%
Total research and development	$591	100%	$752	100%

•	Agricultural research expenses for the three months ended December 31, 2012 was lower than for the three months ended December 31, 2011, primarily due to a reduction in the funding for agricultural research at the University of Waterloo and the amendment to the Rahan Meristem agreement for the development of bananas. Effective January 1, 2012, we amended the Rahan Meristem agreement whereby we no longer incur costs related to such development.

•	Human therapeutic research expenses for the three months ended December 31, 2012 was lower than for the three months ended December 31, 2011, primarily as a result of the timing of certain aspects of the development of our drug candidate, SNS01-T, for treating multiple myeloma. Specifically, during the three months ended December 31, 2011, we incurred costs related to the formulation of SNS01-T, which we did not incur during the three months ended December 31, 2012.

We do not expect our human therapeutic research program to change as a percentage of the total research and development expenses.

Other non-operating income and expense

Fair value – warrant liability

The amounts represent the change in the fair value of the warrant liability for the three months ended December 31, 2012 and 2011.

Six Months Ended December 31, 2012 and Six Months Ended December 31, 2011

The net loss for the six months ended December 31, 2012 was $3,355,339. The net loss for the six months ended December 31, 2011 was $2,566,554. Such a change represents an increase in net loss of $788,785, or 30.7%. This increase in net loss was primarily the result of an increase in other non-operating expenses and a decrease in revenue, which was partially offset by a decrease in general and administrative expenses and research and development costs.

Revenue

There was no revenue during the six months ended December 31, 2012.

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

General and Administrative Expenses

	Six Months Ended December 31,
	2012	2011	Change	%
	(in thousands, except % values)

Payroll and benefits	$289	$296	$(7)	(2.4)%
Investor relations	56	120	(64)	(56.0)%
Professional fees	432	403	29	7.2%
Cash Director fees	28	23	5	21.8%
Depreciation and amortization	130	119	11	9.2%
Other general and administrative	188	207	(19)	(9.2)%
	1,123	1,166	(45)	(3.9)%
Stock-based compensation	319	383	(64)	(16.7)%
Total general and administrative	$1,442	$1,551	$(109)	(7.0)%

•	Payroll and benefits for the six months ended December 31, 2012 was lower than for the six months ended December 31, 2011, primarily as a result of a 401K contribution made during the six months ended December 31, 2011. There was no 401K contribution during the six months ended December 31, 2012.

•	Investor relations fees for the six months ended December 31, 2012 was lower than for the six months ended December 31, 2011, primarily as a result of a reduction in investor relations consulting costs and the timing of our annual meeting. We discontinued using an investor relations firm in August 2012. Also, we held our 2012 annual meeting in December 2011 but will not be holding our 2013 annual meeting until March 2013.

•	Professional fees for the six months ended December 31, 2012 was higher than for the six months ended December 31, 2011, primarily as a result of an increase in legal fees in connection with the exploration of additional technologies and financing options during the six months ended December 31, 2012 which were not incurred at such levels during the six months ended December 31, 2011.

•	Cash director fees for the six months ended December 31, 2012 were higher than for the six months ended December 31, 2011, primarily as a result of more meetings being held during the six months ended December 31, 2012.

•	Depreciation and amortization for the six months ended December 31, 2012 was higher than for the six months ended December 31, 2011, primarily as a result of an increase in amortization of patent costs.

•	Other general and administrative expenses for the six months ended December 31, 2012 was lower than for the six months ended December 31, 2011, primarily due to a decrease in travel and conference costs, state taxes and office supplies, which was partially offset by an increase in consultant costs related to our NYSE MKT delisting appeal.

•	Stock-based compensation for the six months ended December 31, 2012 was lower than for the six months ended December 31, 2011, primarily due to a lower Black-Scholes value of options vesting during the six months ended December 31, 2012 due to options that were forfeited prior to vesting.

We expect cash-based general and administrative expenses to remain relatively unchanged over the next twelve months.

Research and Development Expenses

	Six Months Ended December 31,
	2012	2011	Change	%
	(in thousands, except % values)
Payroll	$86	$82	$4	4.9%
Research contract with the University of Waterloo	305	290	15	5.2%
Other research and development	666	991	(325)	(32.87)%
	1,057	1,363	(306)	(22.5)%
Stock-based compensation	48	23	25	8.7%
Total research and development	$1,105	$1,386	$(281)	(20.3)%

•	Payroll for the six months ended December 31, 2012 was higher than for the six months ended December 31, 2011, primarily as a result of a salary increases.

•	The cost associated with the research contract with the University of Waterloo for the six months ended December 31, 2012 was higher than for the six months ended December 31, 2011, primarily due to an increase in amount being funded for human health research.

•	Other research and development costs for the six months ended December 31, 2012 was lower than for the six months ended December 31, 2011, primarily due to a decrease in the costs in connection with agricultural research programs and formulation studies, which was partially offset by an increase in costs associated with the development of SNS01-T for multiple myeloma.

•	Stock-based compensation for the six months ended December 31, 2012 was higher than for the six months ended December 31, 2011, primarily due to a higher Black-Scholes value of the options vesting.

The breakdown of our research and development expenses between our agricultural and human therapeutic research programs is as follows:

	Six Months Ended December 31,
	2012	%	2011	%
	(in thousands, except % values)
Agricultural	$28	3%	$224	16%
Human therapeutic	1,077	97%	1,162	84%
Total research and development	$1,105	100%	$1,386	100%

•	Agricultural research expenses for the six months ended December 31, 2012 was lower than for the six months ended December 31, 2011, primarily due to a reduction in the funding for agricultural research at the University of Waterloo and the amendment to the Rahan Meristem agreement for the development of bananas. Effective January 1, 2012, we amended the Rahan Meristem agreement whereby we no longer incur costs related to such development.

•	Human therapeutic research expenses for the six months ended December 31, 2012 was lower than for the six months ended December 31, 2011, primarily as a result of the timing of certain aspects of the development of our drug candidate, SNS01-T, for treating multiple myeloma. Specifically, during the six months ended December 31, 2011, we incurred costs related to the formulation of SNS01-T, which we did not incur during the six months ended December 31, 2012.

We do not expect our human therapeutic research program to change as a percentage of the total research and development expenses.

Other non-operating income and expense

Fair value – warrant liability

The amounts represent the change in the fair value of the warrant liability for the six months ended December 31, 2012 and 2011.

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

The principal executive officer and principal financial officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2012. Based on this evaluation, they have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

(b)	Changes in internal controls.

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the three month period ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Our recurring losses from operations and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements for the fiscal year ended June 30, 2012 and our unaudited consolidated financial statements for the fiscal quarter ended December 31, 2012 with respect to this uncertainty. Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of the common shares of our stock and we may have a more difficult time obtaining financing.

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

We are a development stage biotechnology company with a limited operating history and limited assets and capital. We have incurred losses each year since inception and had an accumulated deficit of $71,443,789 at December 31, 2012. We have generated minimal revenues by licensing our technology for certain crops to companies willing to share in our development costs. In addition, our technology may not be ready for commercialization for several years. We expect to continue to incur losses for the next several years because we anticipate that our expenditures on research and development and administrative activities will significantly exceed our revenues during that period. We cannot predict when, if ever, we will become profitable.

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

We believe that at the projected rate of spending we should have sufficient cash to maintain our present operations through July 2013.

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

As of December 31, 2012, we had a cash balance of $640,125 and a working capital deficit of $1,817,112. In January 2013 we received net proceeds in the amount of approximately $2,300,000, after deducting $600,000 in connection with investor relations agreements, through the placement of common stock and warrants. Using our available reserves as of December 31, 2012 and the net proceeds received in January 2013, we believe that we can operate according to our current business plan through July 2013.

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

In addition, in connection with any funding, if we need to issue more equity securities than our certificate of incorporation currently authorizes, or more than 20% of the shares of our common stock outstanding, we may need stockholder approval. If stockholder approval is not obtained or if adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. Investors may experience dilution in their investment from future offerings of our common stock. For example, if we raise additional capital by issuing equity securities, such an issuance would reduce the percentage ownership of existing stockholders. In addition, assuming the exercise of all options and warrants outstanding and the conversion of the preferred stock into common stock, as of December 31, 2012, we had 162,735,759 shares of common stock authorized but unissued and unreserved, which may be issued from time to time by our board of directors. In January 2013, we issued 30,000,000 shares of common stock and warrants to purchase 30,000,000 shares of common stock. After giving effect to the issuance in January 2013, we have 102,735,759 shares of common stock authorized but unissued and unreserved, which may be issued from time to time by our board of directors. Furthermore, we may need to issue securities that have rights, preferences and privileges senior to our common stock. Failure to obtain financing on acceptable terms would have a material adverse effect on our liquidity.

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

As of December 31, 2012, we have been issued twenty-seven (27) patents by the PTO and seventy-one (71) patents from foreign countries. We have also filed numerous patent applications for our technology in the United States and in several foreign countries, which technology is vital to our primary business, as well as several continuations in part on these patent applications. Our success depends in part upon the grant of patents from our pending patent applications.

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

As of December 31, 2012, our executive officers and directors together beneficially own approximately 28% of the outstanding shares of our common stock, assuming the conversion of preferred stock and exercise of options and warrants which are currently exercisable or will become exercisable within 60 days of December 31, 2012, held by these stockholders. As a result, these stockholders, acting together, will be able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over then-current market prices.

A significant portion of our total outstanding shares of common stock may be sold in the market in the near future, which could cause the market price of our common stock to drop significantly.

As of December 31, 2012, we had 116,975,283 shares of our common stock issued and outstanding and 995 shares of convertible preferred stock outstanding which can convert into 3,826,923 shares of common stock. In January 2013, we issued an additional 30,000,000 shares of common stock. After giving effect to the issuance in January 2013, we had 146,975,283 shares of our common stock issued and outstanding and 995 shares of convertible preferred stock outstanding which can convert into 9,950,000 share of common stock. Approximately 64,164,431 of such shares are registered pursuant to registration statements on Form S-3 and 92,760,852 of which are either eligible to be sold under SEC Rule 144 or are in the public float. In addition, we have registered 35,890,007 shares of our common stock underlying warrants previously issued on Form S-3 registration statements and we registered 25,215,260 shares of our common stock underlying options granted or to be granted under our stock option plan. Consequently, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, may have a material adverse effect on our stock price.

Our common stock has a limited trading market, which could limit your ability to resell your shares of common stock at or above your purchase price.

Our common stock is currently quoted on the OTCQB Marketplace, operated by the OTC Markets Group, or OTCQB, and our common stock currently has a limited trading market. We cannot assure you that an active trading market will develop or, if developed, will be maintained. As a result, our stockholders may find it difficult to dispose of shares of our common stock and, as a result, may suffer a loss of all or a substantial portion of their investment.

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

For example, during the quarter ended December 31, 2012, our common stock traded between $0.12 and $0.23 per share.

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

As of December 31, 2012, we have outstanding 995 shares of convertible preferred stock which may convert into 3,826,923 shares of our common stock and warrants to purchase 31,897,277 shares of our common stock.  In January 2013, we issued an additional 30,000,000 shares of common stock and 30,000,000 warrants. As a result of this issuance, the 995 shares of convertible preferred stock may now convert into 9,950,000 shares of our common stock. In addition, as of December 31, 2012, we have reserved 25,215,260 shares of our common stock for issuance upon the exercise of options granted or available to be granted pursuant to our stock option plan, all of which may be granted in the future.  Furthermore, in connection with the preferred stock agreements, we are required to reserve an additional 7,204,930 shares of common stock. The conversion of the convertible preferred stock and the exercise of these options and warrants will result in dilution to our existing stockholders and could have a material adverse effect on our stock price. The conversion price of the convertible preferred stock and certain warrants are also subject to certain anti-dilution adjustments.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits.

Exhibit No.	Description
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).
31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350. (furnished herewith).
32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350. (furnished herewith).
101.1	Financial Statements from the Quarterly Report on Form 10-Q of Senesco Technologies, Inc. for the quarter ended December 31, 2012, filed on February 14, 2013, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Stockholder’s Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements. (filed herewith).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENESCO TECHNOLOGIES, INC.

DATE: February 14, 2013	By:	/s/ Leslie J. Browne
Leslie J. Browne, Ph.D., President
and Chief Executive Officer
(Principal Executive Officer)

DATE: February 14, 2013	By:	/s/ Joel Brooks
Joel Brooks, Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)

