Form 10-Q
period 2013-03-31
SENESCO TECHNOLOGIES INC
filed 2013-05-15
CIK 1035354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

194,705,259 shares of the issuer’s common stock, par value $0.01 per share, were outstanding as of May 10, 2013.

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

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	June 30,
	2013	2012

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,581,037	$2,001,325
Prepaid research supplies and expenses	1,712,503	1,548,524

Total Current Assets	3,293,540	3,549,849

Equipment, furniture and fixtures, net	5,200	5,857
Intangible assets, net	3,587,683	3,393,992
Security deposit	5,171	5,171

TOTAL ASSETS	$6,891,594	$6,954,869

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$686,948	$594,514
Accrued expenses	344,588	369,695
Line of credit	2,187,082	2,199,108

Total Current Liabilities	3,218,618	3,163,317

Warrant liabilities	261,760	238,796
Grant payable	99,728	99,728

TOTAL LIABILITIES	3,580,106	3,501,841

STOCKHOLDERS' EQUITY:

Convertible preferred stock, $0.01 par value, authorized 5,000,000 shares
Series A 10,297 shares issued and 995 and 3,379 shares outstanding, respectively (liquidation preference of $1,044,752 and $3,463,475 at March 31, 2013 and June 30, 2012, respectively)	10	34
Series B 1,200 shares issued and 0 and 1,200 outstanding, respectively	-	12
(liquidation preference of $0 and $1,230,000 at March 31, 2013 and June 30, 2012, respectively)	-	-
Common stock, $0.01 par value, authorized 350,000,000 shares, issued and outstanding 146,975,283 and 94,112,483, respectively	1,469,753	941,125
Capital in excess of par	74,272,233	69,952,152
Deficit accumulated during the development stage	(72,430,508)	(67,440,295)

Total Stockholders' Equity	3,311,488	3,453,028

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,891,594	$6,954,869

See Notes to Condensed Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

					Cumulative
	Three months ended March 31,		Nine months ended March 31,		Amounts from
	2013	2012	2013	2012	Inception

Licensing Revenue	$-	$-	$-	$200,000	$1,790,000

Operating expenses:

General and administrative	551,424	567,940	1,993,112	2,118,520	33,607,789
Research and development	492,850	540,789	1,597,362	1,926,492	22,832,967
Total operating expenses	1,044,274	1,108,729	3,590,474	4,045,012	56,440,756

Loss from operations	(1,044,274)	(1,108,729)	(3,590,474)	(3,845,012)	(54,650,756)

Other non-operating income (expense)

Grant income	-	-	-	-	244,479

Fair value – warrant liability	227,539	76,048	271,831	308,359	8,601,961

Sale of state income tax loss – net	-	-	-	-	586,442

Other noncash (expense) income, net	-	-	-	-	205,390

Loss on extinguishment of debt	-	-	(785,171)	-	(1,147,048)

Write-off of patents abandoned	-	-	-	-	(1,909,224)

Amortization of debt discount and financing costs	-	-	-	-	(11,227,870)

Interest expense – convertible notes	-	-	-	-	(2,027,930)

Interest (expense) income - net	(19,848)	(27,978)	(88,108)	(90,560)	195,880

Net loss	(836,583)	(1,060,659)	(4,191,922)	(3,627,213)	(61,128,676)

Preferred dividends	(150,136)	(419,480)	(798,291)	(1,455,940)	(11,301,832)

Loss applicable to common shares	(986,719)	(1,480,139)	(4,990,213)	(5,083,153)	$(72,430,508)

Other comprehensive loss	-	-	-	-

Comprehensive loss	$(986,719)	$(1,480,139)	$(4,990,213)	$(5,083,153)

Basic and diluted net loss per common share	$(0.01)	$(0.02)	$(0.04)	$(0.06)

Basic and diluted weighted-average number of common shares outstanding	144,641,950	88,942,763	122,864,373	83,000,064

See Notes to Condensed Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 2013

(unaudited)

						Deficit
						Accumulated
						During the
					Capital in Excess	Development	Stockholders'
	Preferred Stock		Common Stock		of Par Value	Stage	Equity
	Shares	Amount	Shares	Amount

Balance at June 30, 2012	4,579	$46	94,112,483	$941,125	$69,952,152	$(67,440,295)	$3,453,028

Issuance of common stock for cash at $0.26 per share in July 2012	-	-	353,895	3,539	97,031	-	100,570

Commissions and other fees related to the issuance of common stock in July 2012	-	-	-	-	(6,387)	-	(6,387)

Issuance of common stock and warrants for cash at $0.10 per unit on January 8, 2013	-	-	30,000,000	300,000	2,700,000	-	3,000,000

Fees related to the issuance of common stock and warrants on January 8, 2013	-	-	-	-	(151,202)	-	(151,202)

Fair value of warrants issued on January 8, 2013	-	-	-	-	(459,000)	-	(459,000)

Preferred stock converted into common stock	(3,584)	(36)	13,784,615	137,846	(137,810)	-	-

Issuance of common stock in lieu of cash payment for dividends	-	-	1,822,098	18,221	478,641	(382,388)	114,474

Issuance of common stock in exchange for warrants	-	-	6,902,192	69,022	(69,022)	-	-

Deemed dividend - preferred stock	-	-	-	-	366,151	(366,151)	-

Loss on extinguishment of debt	-	-	-	-	785,171	-	785,171

Reclassification of warrant liability	-	-	-	-	164,205	-	164,205

Stock-based compensation	-	-	-	-	552,303	-	552,303

Dividends accrued and upaid at March 31, 2013	-	-	-	-	-	(49,752)	(49,752)

Net loss	-	-	-	-	-	(4,191,922)	(4,191,922)

Balance July 1, 1998 (inception) through March 31, 2013	995	$10	146,975,283	$1,469,753	$74,272,233	$(72,430,508)	$3,311,488

See Notes to Condensed Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

			Cumulative
	Nine months ended March 31,		Amounts from
	2013	2012	Inception
Cash flows from operating activities:
Net loss	$(4,191,922)	$(3,627,213)	$(61,128,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash capital contribution	-	-	85,179
Noncash conversion of accrued expenses into equity	-	-	131,250
Noncash income related to change in fair value of warrant liability	(271,831)	(308,359)	(8,923,220)
Noncash charge for change in warrant terms	-	-	115,869
Issuance of common stock and warrants for interest	-	-	2,003,386
Issuance of common stock for services	-	-	53,800
Stock-based compensation expense	552,303	609,875	12,658,256
Depreciation and amortization	201,911	185,499	1,302,216
Write-off of intangibles			1,909,224
Amortization of convertible note discount	-	-	10,000,000
Amortization of deferred financing costs	-	-	1,227,869
Loss on extinguishment of debt	785,171	-	1,147,048
(Increase) decrease in operating assets:
Prepaid expenses and other current assets	(163,979)	(289,408)	(1,712,503)
Security deposit	-	7,187	(5,171)
Increase (decrease) in operating liabilities:
Accounts payable	92,434	245,256	686,948
Accrued expenses	39,615	(100,744)	469,837
Net cash used in operating activities	(2,956,298)	(3,277,907)	(39,978,688)

Cash flows from investing activities:
Patent costs	(393,664)	(339,214)	(6,618,376)
Purchase of equipment, furniture and fixtures	(1,281)	(4,461)	(185,947)
Net cash (used in) investing activities	(394,945)	(343,675)	(6,804,323)

Cash flows from financing activities:
Proceeds from grant	-	-	99,728
Proceeds (repayments) from line of credit	(12,026)	-	2,187,082
Proceeds from issuance of bridge notes	-	-	525,000
Proceeds from issuance of preferred stock and warrants, net	-	-	10,754,841
Redemption of convertible notes and warrants	-	-	(2,160,986)
Proceeds from issuance of convertible notes	-	-	9,340,000
Deferred financing costs	-	-	(651,781)
Proceeds from issuance of common stock and warrants, net and exercise of warrants and options	2,942,981	3,218,879	28,270,164
Net cash provided by financing activities	2,930,955	3,218,879	48,364,048

Net (decrease) increase in cash and cash equivalents	(420,288)	(402,703)	1,581,037

Cash and cash equivalents at beginning of period	2,001,325	3,609,954	-
Cash and cash equivalents at end of period	$1,581,037	$3,207,251	$1,581,037

Supplemental disclosure of non-cash transactions:
Conversion of convertible note into common stock	$-	$-	$10,000,000
Conversion of bridge notes into common stock	-	-	534,316
Conversion of preferred stock into common stock	137,810	1,555	356,924
Allocation of common stock proceeds to warrants	459,000	-	459,000
Allocation of preferred stock proceeds to warrants and beneficial conversion feature	-	-	8,526,135
Allocation of convertible debt proceeds to warrants and beneficial conversion feature	-	-	9,340,000
Warrants issued for financing costs	-	-	690,984
Issuance of common stock for interest payments on convertible notes	-	-	2,003,386
Issuance of common stock for dividend payments on preferred stock	496,862	259,587	4,118,805
Issuance of common stock in settlement of accounts payable	-	-	175,000
Dividends accrued on preferred stock	(64,722)	119,998	49,752
Supplemental disclosure of cash flow information:
Cash paid for interest	90,651	96,567	462,334

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 2013, the results of its operations and cash flows for the three months and nine months ended March 31, 2013 and 2012.

Interim results are not necessarily indicative of results for the full fiscal year.

Note 2 – Liquidity:

As shown in the accompanying condensed consolidated financial statements, the Company has a history of losses with a deficit accumulated during the development stage from July 1, 1998 (inception) through March 31, 2013 of $72,430,508. Additionally, the Company has generated minimal revenues by licensing its technology for certain crops to companies willing to share in its development costs. In addition, the Company’s technology may not be ready for commercialization for several years. The Company expects to continue to incur losses for the next several years because it anticipates that its expenditures on research and development and administrative activities will significantly exceed its revenues during that period. The Company cannot predict when, if ever, it will become profitable.

As of March 31, 2013, the Company had cash and cash equivalents in the amount of $1,581,037, which consisted of checking accounts and money market funds. In May 2013, the Company completed a placement of common stock for net proceeds in the amount of approximately $1,125,000. The Company estimates that its cash and cash equivalents as of March 31, 2013 and the net proceeds from the placement of common stock in May 2013 will cover its expenses through November 2013. In order to provide the Company with the cash resources necessary to fund operations through at least March 31, 2014, the Company will need to raise additional capital through a private or public placement of its Common Stock.

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

Note 3 – Intangible Assets:

The Company conducts research and development activities, the cost of which is expensed as incurred, in order to generate patents that can be licensed to third parties in exchange for license fees and royalties. Because the patents are the basis of the Company’s future revenue, the patent costs are capitalized. The capitalized patent costs represent the outside legal fees incurred by the Company to submit and undertake all necessary efforts to have such patent applications issued as patents. The Company incurred $393,664 and $339,214 of such costs for the nine months ended March 31, 2013 and 2012, respectively.

The length of time that it takes for an initial patent application to be approved is generally between four to six years. However, due to the unique nature of each patent application, the actual length of time may vary. If a patent application is denied, the associated cost of that application would be written off. However, the Company has not had any patent applications denied as of March 31, 2013. Additionally, should a patent application become impaired during the application process, the Company would write down or write off the associated cost of that patent application.

Issued patents and agricultural patent applications pending are being amortized over a period of 17 years from inception, the expected economic life of the patent. During the nine months ended March 31, 2013 and 2012, the Company recorded amortization expense in the amount of $199,973 and $183,710, respectively.

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

As of March 31, 2013, there were 93,486,583 additional potentially dilutive shares of Common Stock. These additional shares include 9,950,000 shares issuable upon conversion of the Preferred Stock, and 83,536,583 shares issuable upon the exercise of outstanding options and warrants. As of March 31, 2012, there were 93,058,580 additional potentially dilutive shares of Common Stock. These additional shares included 18,634,615 shares issuable upon conversion of Preferred Stock and 74,423,965 shares issuable upon the exercise of outstanding options and warrants.

Note 5 – Stock-Based Transactions:

The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. Generally, the awards vest based upon time-based conditions or achievement of specified goals and milestones.

On November 16, 2012, the Company issued 3,705,000 options that are subject to vesting first based upon specified goals and milestones and then based upon time-based conditions. On the issuance date, such options had an aggregate Black-Scholes value of $489,060. As of March 31, 2013, the Company reviewed the specified goals and milestones on an employee by employee basis. Based upon the review, the Company has estimated that it was probable that, on average, the employees would achieve 48% of the target goals. As a result, the Company is recognizing 48% of the aggregate fair value of the options ratably over the time-based vesting period.

The fair value of each stock option granted or vesting has been determined using the Black-Scholes model. The material factors incorporated in the Black-Scholes model in estimating the value of the options include the following:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Options granted	655,304	204,170	7,356,514	5,064,670
Estimated life in years (1)	2.5-5.0	3.0-5.5	2.5-10.0	3.0-10.0
Risk-free interest rate (2)	0.4%-0.9%	0.4%-0.9%	0.3%-1.6%	0.4% – 1.9%
Volatility	67%-97%	88%-104%	67%-102%	88%-105%
Dividend paid	None	None	None	None

(1)	Expected life for employee based stock options was estimated using the “simplified” method, as allowed under the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No.110.

(2)	Represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option or warrant term.

The economic values of the options will depend on the future price of the Company's Common Stock, which cannot be forecast with reasonable accuracy.

Stock option activity under the Company’s 2008 Plan and 1998 Plan for the nine months ended March 31, 2013 is summarized as follows:

	Number of Options	Weighted-Average Exercise Price
Outstanding at July 1, 2012	15,647,742	$0.50
Granted	7,356,514	0.17
Exercised	—	—
Forfeited	1,152,450	0.23
Expired	197,500	1.95
Outstanding at March 31, 2013	21,654,306	$0.38
Exercisable at March 31, 2013	14,686,625	$0.47
Not Exercisable at March 31, 2013	6,967,681	$0.20
Exercisable and expected to be exercisable at March 31, 2013	20,957,538

The weighted average grant date fair value of options granted during the nine months ended March 31, 2013 and 2012 was $0.12 and $0.17, respectively.

As of March 31, 2013, the aggregate intrinsic value of stock options outstanding was $0, with a weighted-average remaining term of 7.7 years. The aggregate intrinsic value of stock options exercisable at that same date was $0, with a weighted-average remaining term of 7.0 years. As of March 31, 2013, the Company has 6,240,817 shares available for future stock option grants.

Stock-based compensation expense for the three months ended March 31, 2013 and March 31, 2012 amounted to $202,174 and $201,847, respectively.

Stock-based compensation expense for the nine months ended March 31, 2013 and March 31, 2012 amounted to $552,303 and $609,875, respectively.

As of March 31, 2013, total stock-based compensation expense not yet recognized related to stock option grants amounted to approximately $850,000, which will be recognized over the next 43.5 months.

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

Any draws upon the Line of Credit accrue at an annual interest rate of (i) the broker rate in effect at the interest date (which was 3.75% at March 31, 2013), plus (ii) 2.0% and are due on demand. There are no other conditions or fees associated with the Line of Credit. The Line of Credit is not secured by any assets of the Company, but it is secured by certain assets of a member of the Company’s Board of Directors, Harlan W. Waksal, M.D., which assets are currently held by JMP Securities. The principal balance outstanding as of March 31, 2013 and June 30, 2012 was $2,187,082 and $2,199,108, respectively.

Total interest expense recorded under the Line of Credit for the three months ended March 31, 2013 and 2012 amounted to $20,875 and $29,779, respectively.

Total interest expense recorded under the Line of Credit for the nine months ended March 31, 2013 and 2012 amounted to $90,651 and $96,567, respectively.

Note 7 – Income Taxes:

No provision for income taxes has been made for the three months and nine months ended March 31, 2013 and 2012 given the Company’s losses in 2012 and 2011 and available net operating loss carryforwards. A benefit has not been recorded as the realization of the net operating losses is not assured and the timing in which the Company can utilize its net operating loss carryforwards in any year or in total may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations.

Note 8 - Fair Value Measurements:

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2013 and June 30, 2012:

		Fair Value Measurement at
	Carrying	March 31, 2013
	Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,469,569	$1,469,569	$-	$-
Liabilities:
Warrant Liabilities	$261,760	$-	$-	$261,760

		Fair Value Measurement at
	Carrying	June 30, 2012
	Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,887,746	$1,887,746	$-	$-
Liabilities:
Warrant Liabilities	$238,796	$-	$-	$238,796

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments:

	Nine months ended March 31,
	2013	2012
Beginning Balance	$238,796	$711,259

Issuance of warrants	459,000	-

Reclassification of warrant liabilities	(164,205)	-

Loss (Gain) due to change in fair value of warrant liabilities, net	(271,831)	(308,359)

Ending Balance	$261,760	$402,900

Note 9 – Warrant Liabilities:

The warrant liabilities represent the fair value of Common Stock purchase warrants, which have exercise price reset features and cash settlement features.

The fair value of the warrants that have exercise price reset features is estimated using an adjusted Black-Scholes model. The Company computes valuations, each quarter, using the Black-Scholes model for such warrants to account for the various possibilities that could occur due to changes in the inputs to the Black-Scholes model as a result of contractually-obligated changes. The Company effectively weights each calculation based on the likelihood of occurrence to determine the value of the liability at the reporting date. The Company has an unobservable input for the estimation of the likelihood of a reset occurring, which was estimated to be 75% made up of various reset amounts with probabilities ranging between 10% and 25% per occurrence. These estimates of the likelihood of completing an equity raise that would meet the criteria to trigger the reset provisions are based on numerous factors, including the remaining term of the financial instruments and the Company’s overall financial condition.

The fair value of the warrants that have cash settlement features is estimated using a probability –weighted Black-Scholes model. The unobservable input used by the Company on certain warrants was the estimation of the likelihood of a fundamental transaction, as defined in the related agreements, which was estimated to be 15% at March 31, 2013.

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

During the nine months ended March 31, 2013, the Company issued 3,390,625 shares of common stock in exchange for 9,687,500 warrants that were included in the computation of warrant liabilities. In connection with this exchange, the Company compared the value of the common stock issued with the adjusted Black-Scholes value of the warrants exchanged. The difference in these values resulted in a loss on the extinguishment of debt in the amount of $785,171. Additionally, the value of the warrants on the date of the exchange, in the amount of $164,205, was reclassified from warrant liabilities to additional paid in capital.

At March 31, 2013 and 2012, the Company revalued all of the remaining warrant liabilities, using the adjusted Black-Scholes and Black-Scholes models. A gain on the change in fair value of the warrant liabilities in the amount of $271,831 and $308,359 was recorded in the Condensed Consolidated Statement of Operations and Comprehensive Loss for the nine months ended March 31, 2013 and 2012, respectively.

At March 31, 2013 and June 30, 2012, there were an aggregate of 38,798,438 and 21,307,814 warrants included in the fair value of the warrant liabilities, which are valued at $261,760 and $238,796, respectively.

The assumptions used to value the warrants were as follows:

	March 31, 2013	June 30, 2012
Warrants issued on December 20, 2007
Estimated life in years	-	0.50
Risk-free interest rate (1)	-	0.15%
Volatility	-	75%
Dividend paid	-	None
Range of estimated strike prices	-	$0.33-$0.36
Range of estimated probabilities	-	10% - 50%

Warrants issued on June 30, 2008
Estimated life in years	0.25	1.00
Risk-free interest rate (1)	0.08%	0.21%
Volatility	72%	75%
Dividend paid	None	None
Range of estimated strike prices	$0.20-$0.29	$0.33-$0.36
Range of estimated probabilities	50%	10% - 50%

Warrants issued on April 1, 2010
Estimated life in years	2.00	2.75
Risk-free interest rate (1)	0.23%	0.39%
Volatility	68%	78%
Dividend paid	None	None
Estimated probability of a fundamental transaction	15%	15%

Warrants issued on January 8, 2013
Estimated life in years	4.75	-
Risk-free interest rate (1)	0.76%	-
Volatility	98%	-
Dividend paid	None	-
Estimated probability of a fundamental transaction	15%	-

(1)	Represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the warrant term.

Note 10- At Market Issuance Sales Agreement

On December 22, 2010, the Company entered into an At Market Issuance Sales Agreement (the “ATM”) under which the Company, from time to time, was able to issue and sell shares of its Common Stock, par value $0.01 per share, with an aggregate offering price of up to $5,500,000.

During the nine months ended March 31, 2013, the Company issued 353,895 shares of Common Stock under the ATM for gross proceeds in the amount of $100,570. From the inception of the ATM through March 31, 2013, the Company has issued 8,099,909 shares of Common Stock under the ATM for gross proceeds in the amount of $2,463,661.

In November 2012, the Company was delisted from the NYSE MKT exchange and is now quoted on the OTCQB. Since the Company is no longer listed on the NYSE MKT exchange, the Company is no longer be able to issue and sell shares of its Common Stock under the ATM.

Note 11 – Equity Placement

On January 4, 2013, the Company entered into definitive agreements to issue 30,000,000 shares of Common Stock (the “Shares”) and five year warrants (the “Warrants”) to purchase 30,000,000 shares of Common Stock with an exercise price of $0.12 per share (the shares underlying the Warrants, the “Warrant Shares”, together with the Shares and Warrants, the “Securities”) (the “Offering”) for gross proceeds of $3.0 million, before deducting estimated offering expenses, in a registered direct offering. The Warrants are exercisable from the date that is one year and one day following the issuance date until the fifth anniversary of the issuance date and contain standard anti-dilution provisions and adjustment provisions in the event of stock splits, combinations, dividends, distributions or reorganizations. Additionally, the Warrants contain exercise price reset features for a period of eighteen months from the date of issuance and cash settlement features in the event of a fundamental transaction. Due to the cash settlement features in the Warrants, $459,000 of the net proceeds was recorded as a warrant liability. Each Share, together with the Warrant, was sold at a price of $0.10 per unit.

The net offering proceeds to the Company from the sale of the Common Stock and Warrants, after deducting the offering expenses payable by the Company of $151,202, were $2,848,798. Six hundred thousand dollars of the net proceeds of the offering will be used for investor relations purposes and the remainder will be used for working capital, research and development and general corporate purposes.

The Offering closed on January 8, 2013.

Note 12 –Convertible Preferred Stock

On January 4, 2013, in connection with the Company’s placement of common stock and warrants discussed in Note 11, the conversion price on the then outstanding 995 shares of Convertible Preferred Stock was adjusted from $0.26 to $0.10, resulting in an additional 6,123,077 shares of Common Stock that will be issued upon conversion of the then outstanding Convertible Preferred Stock. In connection with the adjustments to the conversion price, due to a beneficial conversion feature, an additional dividend in the amount of $125,260 was recorded as an increase to both additional paid-in capital and accumulated deficit. As a result of the resets to the conversion price, each share of Convertible Preferred Stock was convertible into 10,000 shares of Common Stock (a conversion price of $0.10).

During the nine months ended March 31, 2013, 3,584 shares of Convertible Preferred Stock were converted into 13,784,615 shares of Common Stock. During the nine months ended March 31, 2013, the Company issued an additional 1,822,098 shares of Common Stock for the payment of dividends in the amount of $496,862. Total dividends payable on the outstanding 995 shares of Convertible Preferred Stock at March 31, 2013 amounted to $49,752.

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

Note 13 – Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not believed by management to have a material impact on our present or future financial statements.

Note 14 – Subsequent Events

Warrant Exchange

On April 26, 2013, the Company completed an exchange (the “Exchange”) of Warrants to purchase 10,500,000 Warrant Shares for 5,250,000 shares of Common Stock pursuant to warrant exchange agreements (the “Warrant Exchange Agreements”) by and between the Company and certain holders of the Warrants (the “Warrant Holders”). Following the Exchange, Warrants to purchase 19,500,000 Warrant Shares remain outstanding.

The Company previously reported that 11,000,000 Warrant Shares were exchanged, however, one investor rescinded his Warrant Exchange Agreement for 500,000 Warrant Shares following that disclosure. The information above reflects the corrected number of Warrant Shares that participated in the Exchange.

Pursuant to the terms of the Warrant Exchange Agreements, the Company and each Warrant Holder agreed to exchange the Warrant held by such Warrant Holder for a number of shares of Common Stock equal to the product of (i) the number of Warrant Shares underlying the Warrant, multiplied by (ii) 0.50. The shares of the Company’s Common Stock were issued solely to former holders of the Warrants upon exchange pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Act of 1933, as amended. This exemption is available to the Company because the shares of the Company’s Common Stock were exchanged by the Company with its existing security holders with no commission or other remunerations being paid or given for soliciting such an exchange.

Equity Placement

On May 9, 2013, the Company entered into definitive agreements to issue 41,833,335 shares of Common Stock (the “Shares”) (the “Offering”) at an offering price of $0.03 per Share for gross proceeds of $1,255,000, before deducting estimated offering expenses, in a registered direct offering. Additionally, the Shares contain exercise price reset features for a period of one year from the date of issuance.

The net offering proceeds to the Company from the sale of the Common Stock, after deducting the offering expenses payable by the Company of approximately $130,000, were 1,125,000. The net proceeds of the offering will be used for working capital, research and development and general corporate purposes.

The Offering closed on May 10, 2013.

In connection with the Company’s placement of common stock on May 9, 2013, the conversion price on the then outstanding 995 shares of Convertible Preferred Stock discussed in Note 11 was adjusted from $0.10 to $0.03, resulting in an additional 23,216,667 shares of Common Stock that will be issued upon conversion of the then outstanding Convertible Preferred Stock. As a result of the resets to the conversion price, each share of Convertible Preferred Stock was convertible into 33,333 shares of Common Stock (a conversion price of $0.10).

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

SNS01-T for Multiple Myeloma

We have developed a therapeutic candidate, SNS01-T, an improved formulation of SNS01, for the potential treatment of multiple myeloma and non-Hodgkin B-cell lymphomas. SNS01-T utilizes our Factor 5A technology and comprises two active components: a DNA plasmid, or pDNA, expressing human eIF5A containing a lysine to arginine substitution at amino acid position 50, or eIF5AK50R, and a small inhibitory RNA, or siRNA. These two components are combined in a fixed ratio with a polymer, polyethyleneimine, or PEI, which enables self-assembly of the DNA and RNA into nanoparticles with demonstrated enhanced delivery to tissues and protection from degradation in the blood stream. Under the control of a B cell selective promoter, SNS01-T’s DNA plasmid up-regulates the apoptotic pathways within cancer cells by preferentially expressing the stable arginine form of the Factor 5A death message in target cells. The siRNA, by silencing the eIF5A gene, reduces expression of the hypusine form of Factor 5A that supports cell survival and proliferation. The silencing of the eIF5A gene by an eIF5A siRNA also down-regulates anti-apoptotic proteins, such as NFkB, ICAM and pro-inflammatory cytokines, which protect malignant cells from apoptosis and promote cell growth in multiple myeloma. The PEI, a cationic polymer, promotes auto-assembly of a nanoparticle with the other two components for intravenous delivery and protects the combination from degradation in the bloodstream until it is taken up by the tumor cell, where the siRNA and DNA plasmid are released.

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

We have selected Mayo Clinic, University of Arkansas for Medical Sciences, the Randolph Cancer Center at West Virginia University and the John Theurer Cancer Center at Hackensack University Medical Center as our clinical sites. During the quarter ended March 31, 2013, the agreement with the Company’s contract research organization was amended to reflect the additional costs involved with adding the three additional clinical sites.

The study is open and we have completed our first and second cohorts. The results of the first and second cohort showed that SNS01-T was safe and well tolerated and met the criteria for Stable Disease in 2 of the 6 evaluable patients. We are now recruiting patients for the third cohort.

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

Agricultural Development and License Agreements

As of March 31, 2013, we have nine (9) active license agreements with established agricultural biotechnology companies.

In February 2013, our licensee was in breach of our Biofuels Evaluation and License Agreement. Specifically, they did not make the payment required or issue our equity interest to us on the due date. On March 1, 2013, we sent them a notice of breach. As such breach had not been cured by April 1, 2013, the Biofuels Evaluation and License Agreement was terminated in its entirety. In May 2013, we entered into a new Biofuels Evaluation and License Agreement with the same licensee under the same terms and conditions as the previous Biofuels Evaluation and License Agreement, except that the evaluation period was amended and the amount of the milestone payments was increased.

Intellectual Property

We have twenty-seven (27) issued patents from the United States Patent and Trademark Office, or PTO, and seventy-two (72) issued patents from foreign countries. Of our ninety-nine (99) domestic and foreign issued patents, sixty-two (62) are for the use of our technology in agricultural applications and thirty-seven (37) relate to human therapeutics applications.

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

Liquidity and Capital Resources

Overview

For the nine months ended March 31, 2013, net cash of $2,956,298 was used in operating activities primarily due to a net loss of $4,191,922, which was reduced by non-cash expenses, net of non-cash income, of $1,267,554. Cash used in operating activities was increased by changes in operating assets and liabilities in the amount of $31,930.

The $31,930 change in operating assets and liabilities was primarily the result of an increase in prepaid expenses in the amount of $163,979, which was partially offset by an increase in accounts payable and accrued expenses in the amount of $132,049 due to the timing of expenses and payments.

During the nine months ended March 31, 2013, cash used for investing activities amounted to $394,945, which was primarily related to patent costs incurred.

Cash provided by financing activities during the nine months ended March 31, 2013 amounted to $2,930,955 primarily related to the placement of common stock and warrants.

As of March 31, 2013, our cash balance totaled $1,581,037, and we had working capital of $74,922.

In January 2013, we received net proceeds in the amount of $2,848,798 from the issuance of common stock and warrants.

In May 2013, we received net proceeds in the amount of approximately $1,125,000 from the issuance of common stock.

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

We anticipate that, based upon our cash balance at March 31, 2013 and the net proceeds from the issuance of common stock in May 2013, we will be able to fund our operations through November 2013. Over such period, we plan to fund our research and development and commercialization activities by:

•	utilizing our current cash balance and investments;
•	the placement of additional equity or debt instruments;
21

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

Results of Operations

Three Months Ended March 31, 2013 and Three Months Ended March 31, 2012

The net loss for the three months ended March 31, 2013 was $836,583. The net loss for the three months ended March 31, 2012 was $1,060,659. Such a change represents a decrease in net loss of $224,076, or 21.1%. This decrease in net loss was primarily the result of a decrease in the fair value of the warrant liability as well as a decrease in general and administrative expenses and research and development costs.

Revenue

There was no revenue during the three months ended March 31, 2013 and March 31, 2012.

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

General and Administrative Expenses

	Three Months Ended March 31,
	2013	2012	Change	%
	(in thousands, except % values)

Payroll and benefits	$156	$151	$5	3.3%
Investor relations	118	44	74	168.2%
Professional fees	(50)	26	(76)	(292.3)%
Cash Director fees	3	8	(5)	(62.5)%
Depreciation and amortization	72	67	5	7.5%
Other general and administrative	76	88	(12)	(13.6)%
	375	384	(9)	(2.3)%
Stock-based compensation	176	184	(8)	(4.3)%
Total general and administrative	$551	$568	$(17)	(3.0)%

•	Payroll and benefits for the three months ended March 31, 2013 was higher than for the three months ended March 31, 2012, primarily as a result of salary increases effective July 1, 2012.

•	Investor relations fees for the three months ended March 31, 2013 was higher than for the three months ended March 31, 2012, primarily as a result of a new investor relations program started in January 2013 and the timing of our annual meeting. We held our 2012 annual meeting in December 2011 but did not hold our 2013 annual meeting until March 2013.

•	Professional fees for the three months ended March 31, 2013 was lower than for the three months ended March 31, 2012, primarily as a result of a decrease in legal fees. Legal fees decreased primarily due to a reversal of an estimated legal accrual during the three months ended March 31, 2013.

•	Cash director fees for the three months ended March 31, 2013 was lower than for the three months ended March 31, 2012, primarily as a result of fewer meetings being held during the three months ended March 31, 2013.

•	Depreciation and amortization for the three months ended March 31, 2013 was higher than for the three months ended March 31, 2012, primarily as a result of an increase in amortization of patent costs.

•	Other general and administrative expenses for the three months ended March 31, 2013 was lower than for the three months ended March 31, 2012, primarily due to a decrease in travel and consultants.

•	Stock-based compensation for the three months ended March 31, 2013 was lower than for the three months ended March 31, 2012, primarily due to a lower Black-Scholes value on options vesting during the three months ended March 31, 2013.

We expect cash-based general and administrative expenses to remain relatively unchanged over the next twelve months.

Research and Development Expenses

	Three Months Ended March 31,
	2013	2012	Change	%
	(in thousands, except % values)
Payroll	$44	$43	$1	2.3%
Research contract with the University of Waterloo	165	139	26	18.7%
Other research and development	258	341	(83)	(24.3)%
	467	523	(56)	(10.7)%
Stock-based compensation	26	18	8	30.8%
Total research and development	$493	$541	$(48)	(8.9)%

•	Payroll for the three months ended March 31, 2013 was higher than for the three months ended March 31, 2012, primarily as a result of salary increases effective July 1, 2012.

•	The cost associated with the research contract with the University of Waterloo for the three months ended March 31, 2013 was higher than for the three months ended March 31, 2013, primarily due to an increase in amount being funded for human health research.

•	Other research and development costs for the three months ended March 31, 2013 was lower than for the three months ended March 31, 2012, primarily due to a decrease in the costs in connection with formulation studies and lower associated with the development of SNS01-T for multiple myeloma due to the timing of patient treatment.

•	Stock-based compensation for the three months ended March 31, 2013 was higher than for the three months ended March 31, 2012, primarily due to a higher Black-Scholes value of options vesting during the three months ended March 31, 2013.

The breakdown of our research and development expenses between our agricultural and human therapeutic research programs is as follows:

	Three Months Ended March 31,
	2013	%	2012	%
	(in thousands, except % values)
Agricultural	$14	3%	$48	9%
Human therapeutic	479	97%	493	91%
Total research and development	$493	100%	$541	100%

•	Agricultural research expenses for the three months ended March 31, 2013 was lower than for the three months ended March 31, 2012, primarily due to a reduction in the funding for agricultural research at the University of Waterloo.

•	Human therapeutic research expenses for the three months ended March 31, 2013 was lower than for the three months ended March 31, 2012, primarily as a result of the timing of certain aspects of the development of our drug candidate, SNS01-T, for treating multiple myeloma. Specifically, during the three months ended March 31, 2012, we incurred costs related to the formulation of SNS01-T, which we did not incur during the three months ended March 31, 2013.

We do not expect our human therapeutic research program to significantly change as a percentage of the total research and development expenses.

Other non-operating income and expense

Fair value – warrant liability

The amounts represent the change in the fair value of the warrant liability for the three months ended March 31, 2013 and March 31, 2012.

Nine Months Ended March 31, 2013 and Nine Months Ended March 31, 2012

The net loss for the nine months ended March 31, 2013 was $4,191,922. The net loss for the nine months ended March 31, 2012 was $3,627,213. Such a change represents an increase in net loss of $564,709, or 15.6%. This increase in net loss was primarily the result of an increase in other non-operating expenses and a decrease in revenue, which was partially offset by a decrease in general and administrative expenses and research and development costs.

Revenue

There was no revenue during the nine months ended March 31, 2013.

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

General and Administrative Expenses

	Nine Months Ended March 31,
	2013	2012	Change	%
	(in thousands, except % values)

Payroll and benefits	$445	$447	$(2)	(0.5)%
Investor relations	175	164	11	6.7%
Professional fees	382	429	(47)	(11.0)%
Cash Director fees	48	29	19	65.5%
Depreciation and amortization	202	185	17	9.2%
Other general and administrative	262	296	(34)	(11.5)%
	1,514	1,550	(36)	(2.3)%
Stock-based compensation	479	569	(90)	(15.8)%
Total general and administrative	$1,993	$2,119	$(126)	(6.0)%

•	Payroll and benefits for the nine months ended March 31, 2013 was lower than for the nine months ended March 31, 2012, primarily as a result of a 401K contribution made during the nine months ended March 31, 2012. There was no 401K contribution during the nine months ended March 31, 2013. This was partially offset by salary increases effective July 1, 2012.

•	Investor relations fees for the nine months ended March 31, 2013 was higher than for the nine months ended March 31, 2012, primarily as a result of a new investor relations program started in January 2013

•	Professional fees for the nine months ended March 31, 2013 was lower than for the nine months ended March 31, 2012, primarily due to a reversal of an estimated legal accrual during the nine months ended March 31, 2013.

•	Cash director fees for the nine months ended March 31, 2013 were higher than for the nine months ended March 31, 2012, primarily as a result of more meetings being held during the nine months ended March 31, 2013.

•	Depreciation and amortization for the nine months ended March 31, 2013 was higher than for the nine months ended March 31, 2012, primarily as a result of an increase in amortization of patent costs.

•	Other general and administrative expenses for the nine months ended March 31, 2013 was lower than for the nine months ended March 31, 2012, primarily due to a decrease in conference costs, state taxes and office supplies.

•	Stock-based compensation for the nine months ended March 31, 2013 was lower than for the nine months ended March 31, 2012, primarily due to a lower Black-Scholes value of options vesting during the nine months ended March 31, 2013 due to options that were forfeited prior to vesting.

We expect cash-based general and administrative expenses to remain relatively unchanged over the next twelve months.

Research and Development Expenses

	Nine Months Ended March 31,
	2013	2012	Change	%
	(in thousands, except % values)
Payroll	$130	$125	$5	4.0%
Research contract with the University of Waterloo	470	429	41	9.6%
Other research and development	924	1,332	(408)	(30.6)%
	1,524	1,886	(362)	(19.2)%
Stock-based compensation	73	40	33	82.5%
Total research and development	$1,597	$1,926	$(329)	(17.1)%

•	Payroll for the nine months ended March 31, 2013 was higher than for the nine months ended March 31, 2012, primarily as a result of a salary increases effective July 1, 2012.

•	The cost associated with the research contract with the University of Waterloo for the nine months ended March 31, 2013 was higher than for the nine months ended March 31, 2012, primarily due to an increase in amount being funded for human health research.

•	Other research and development costs for the nine months ended March 31, 2013 was lower than for the nine months ended March 31, 2012, primarily due to a decrease in the costs in connection with agricultural research programs and formulation studies.

•	Stock-based compensation for the nine months ended March 31, 2013 was higher than for the nine months ended March 31, 2012, primarily due to a higher Black-Scholes value of the options vesting.

The breakdown of our research and development expenses between our agricultural and human therapeutic research programs is as follows:

	Nine Months Ended March 31,
	2013	%	2012	%
	(in thousands, except % values)
Agricultural	$41	3%	$240	12%
Human therapeutic	1,556	97%	1,686	88%
Total research and development	$1,597	100%	$1,926	100%

•	Agricultural research expenses for the nine months ended March 31, 2013 was lower than for the nine months ended March 31, 2012, primarily due to a reduction in the funding for agricultural research at the University of Waterloo and the amendment to the Rahan Meristem agreement for the development of bananas. Effective January 1, 2012, we amended the Rahan Meristem agreement whereby we no longer incur costs related to such development.

•	Human therapeutic research expenses for the nine months ended March 31, 2013 was lower than for the nine months ended March 31, 2012, primarily as a result of the timing of certain aspects of the development of our drug candidate, SNS01-T, for treating multiple myeloma. Specifically, during the nine months ended March 31, 2012, we incurred costs related to the formulation of SNS01-T, which we did not incur during the nine months ended March 31, 2013.

We do not expect our human therapeutic research program to substantially change as a percentage of the total research and development expenses.

Other non-operating income and expense

Fair value – warrant liability

The amounts represent the change in the fair value of the warrant liability for the nine months ended March 31, 2013 and 2012.

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

The principal executive officer and principal financial officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2013. Based on this evaluation, they have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

(b)	Changes in internal controls.

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the three month period ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Our recurring losses from operations and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements for the fiscal year ended June 30, 2012 and our unaudited consolidated financial statements for the fiscal quarter ended March 31, 2013 with respect to this uncertainty. Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of the common shares of our stock and we may have a more difficult time obtaining financing.

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

We are a development stage biotechnology company with a limited operating history and limited assets and capital. We have incurred losses each year since inception and had an accumulated deficit of $72,430,508 at March 31, 2013. We have generated minimal revenues by licensing our technology for certain crops to companies willing to share in our development costs. In addition, our technology may not be ready for commercialization for several years. We expect to continue to incur losses for the next several years because we anticipate that our expenditures on research and development and administrative activities will significantly exceed our revenues during that period. We cannot predict when, if ever, we will become profitable.

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

We believe that at the projected rate of spending we should have sufficient cash to maintain our present operations through November 2013.

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

As of March 31, 2013, we had a cash balance of $1,581,037 and working capital of $74,922. In May 2013 we received net proceeds of approximately $1,125,000 from the issuance of common stock. Using our available reserves as of March 31, 2013 and the net proceeds from the issuance of common stock in May 2013, we believe that we can operate according to our current business plan through November 2013.

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

In addition, in connection with any funding, if we need to issue more equity securities than our certificate of incorporation currently authorizes we will need stockholder approval. If stockholder approval is not obtained or if adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. Investors may experience dilution in their investment from future offerings of our common stock. For example, if we raise additional capital by issuing equity securities, such an issuance would reduce the percentage ownership of existing stockholders. In addition, assuming the exercise of all options and warrants outstanding and the conversion of the preferred stock into common stock, as of March 31, 2013, we had 244,099,996 shares of common stock authorized but unissued and unreserved, which may be issued from time to time by our board of directors. Furthermore, we may need to issue securities that have rights, preferences and privileges senior to our common stock. Failure to obtain financing on acceptable terms would have a material adverse effect on our liquidity.

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

As of March 31, 2013, we have been issued twenty-seven (27) patents by the PTO and seventy-two (72) patents from foreign countries. We have also filed numerous patent applications for our technology in the United States and in several foreign countries, which technology is vital to our primary business, as well as several continuations in part on these patent applications. Our success depends in part upon the grant of patents from our pending patent applications.

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

As of March 31, 2013, our executive officers and directors together beneficially own approximately 23% of the outstanding shares of our common stock, assuming the conversion of preferred stock and exercise of options and warrants which are currently exercisable or will become exercisable within 60 days of March 31, 2013, held by these stockholders. As a result, these stockholders, acting together, will be able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over then-current market prices.

A significant portion of our total outstanding shares of common stock may be sold in the market in the near future, which could cause the market price of our common stock to drop significantly.

As of March 31, 2013, we had 146,975,283 shares of our common stock issued and outstanding and 995 shares of convertible preferred stock outstanding which can convert into 9,950,000 shares of common stock. In May 2013, we issued an additional 41,833,335 shares of common stock in an equity offering. As a result of the equity offering in May 2013, the exercise price on the convertible preferred stock was adjusted and the 995 shares of convertible preferred stock outstanding can now convert into 33,166,667 shares of common stock. All of such shares are registered pursuant to registration statements on Form S-3 or are either eligible to be sold under SEC Rule 144 or are in the public float. In addition, we have registered 35,890,007 shares of our common stock underlying warrants previously issued on Form S-3 registration statements and we registered 26,081,023 shares of our common stock underlying options granted or to be granted under our stock option plan. Consequently, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, may have a material adverse effect on our stock price.

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

For example, during the quarter ended March 31, 2013, our common stock traded between $0.08 and $0.17 per share.

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

As of March 31, 2013, we have outstanding 995 shares of convertible preferred stock which may convert into 9,950,000 shares of our common stock and warrants to purchase 61,882,277 shares of our common stock.  In addition, as of March 31, 2013, we have reserved 26,081,023 shares of our common stock for issuance upon the exercise of options granted or available to be granted pursuant to our stock option plan, all of which may be granted in the future.  Furthermore, in connection with the preferred stock agreements, we are required to reserve an additional 8,975,223 shares of common stock. The conversion of the convertible preferred stock and the exercise of these options and warrants will result in dilution to our existing stockholders and could have a material adverse effect on our stock price. The conversion price of the convertible preferred stock and certain warrants are also subject to certain anti-dilution adjustments.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits.

Exhibit No.	Description
3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on April 1, 2013.
4.1	Form of January 2013 Warrant (Incorporated by reference to Exhibit 4.1 of Senesco Technologies, Inc. current report on Form 8-K filed on January 4, 2013).
10.1	Securities Purchase Agreement, dated as of January 4, 2013, by and among the Company and the investors set forth therein. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. current report on Form 8-K filed on January 4, 2013).
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).
31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350. (furnished herewith).
32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350. (furnished herewith).
101.1	Financial Statements from the Quarterly Report on Form 10-Q of Senesco Technologies, Inc. for the quarter ended March 31, 2013, filed on May 15, 2013, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Stockholder’s Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements. (filed herewith).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENESCO TECHNOLOGIES, INC.

DATE: May 15, 2013	By:	/s/ Leslie J. Browne
Leslie J. Browne, Ph.D., President
and Chief Executive Officer
(Principal Executive Officer)

DATE: May 15, 2013	By:	/s/ Joel Brooks
Joel Brooks, Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)

