Form 10-K
period 2013-06-30
SENESCO TECHNOLOGIES INC
filed 2013-09-11
CIK 1035354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2013

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

None

Securities registered under Section 12(g) of the Act:

Common Stock, $0.01 par value per share.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).           Yes ☐          No ☒

As of December 31, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $15,723,026, based on the closing sales price as reported on the OTCQB Marketplace on that date.

The number of shares outstanding of each of the registrant's classes of common stock, as of August 31, 2013:

Class	Number of Shares

Common Stock, $0.01 par value	231,901,368
Preferred Stock, $0.01 par value	665

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

For agricultural applications, we have licensed applications of the Factor 5A, DHS and Lipase platforms to enhance the quality, productivity and stress resistance of agronomic crops and biofuel feedstock crops through the control of cell death, referred to herein as senescence, and growth in plants.

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

We have been granted orphan drug status for SNS01-T by the FDA for the potential treatment of multiple myeloma, mantle cell lymphoma (MCL) and diffuse large B-cell lymphoma (DLBCL) and are conducting a Phase 1b/2a clinical study with SNS01-T in patients with those indications. The clinical study is an open-label, multiple-dose, dose-escalation study, which is evaluating the safety and tolerability of SNS01-T when administered by intravenous infusion to relapsed or refractory multiple myeloma patients. The study design calls for four cohorts of three to six patients each. Patients in each cohort will receive twice-weekly dosing for six weeks followed by up to a four-week safety data review period before escalating to a higher dose level in the next cohort.

While the primary objective of this study is to evaluate safety and tolerability, the effect of SNS01-T on tumor response and time to relapse or progression will be assessed using multiple well-established metrics including measurement of monoclonal protein in multiple myeloma and CT imaging in MCL and DLBCL .

We have selected Mayo Clinic, University of Arkansas for Medical Sciences, the Randolph Cancer Center at West Virginia University, the Fred Hutchinson Cancer Research Center and the John Theurer Cancer Center at Hackensack University Medical Center as our clinical sites. During the fiscal year ended June 30, 2013, the agreement with the Company’s contract research organization was amended to reflect the additional costs involved with adding the three additional clinical sites. We are also considering adding additional sites to increase the rate of enrollment.

  We have completed our first and second cohorts and the third cohort is open for enrollment and dosing patients. The results of the first and second cohort showed that SNS01-T was safe and well tolerated and met the criteria for Stable Disease in 2 of the 6 evaluable patients.

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

SNS01-T used in combination with other drugs

We have demonstrated that the combination of lenalidomide and SNS01-T performs better than either treatment alone in mouse xenograft models of human mantle cell lymphoma. When SCID mice, implanted with an aggressive human mantle cell lymphoma cell line (JVM2), were treated with either 15 mg/kg lenalidomide (5 times weekly by intra-peritoneal injection) or 0.375 mg/kg SNS01-T (twice weekly by intravenous injection) there was a growth delay of 4 days and 14 days, respectively. Mice treated with a combination of both drugs using the same dose levels and dosing regimens exhibited a tumor growth delay of 27 days (p value = 0.0008).

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

We have advanced our research in multiple myeloma, MCL and DLBCL and are conducting a Phase 1b/2a clinical trial for those indications, and may select additional human therapeutic indications to investigate in clinical trials. We believe that the success of our future operations will likely depend on our ability to transform our research and development activities into commercial applications.

We anticipate that we may enter into a collaboration with a biotechnology or pharmaceutical company to support the further development of SNS01-T after we complete our Phase 1b/2a clinical trial in multiple myeloma, MCL and DLBCL. However, there can be no assurance that we will be able to enter into such a collaboration or that one will be available on terms satisfactory to us.

Human Therapeutic Research Program

Our human therapeutic research program, which consists of pre-clinical in-vitro and in-vivo experiments designed to assess the role and mode of action of Factor 5A in human diseases and a phase 1a/2b clinical trial, is being performed by third party researchers, at our direction, at Criterium, our contract research organization and the University of Waterloo and other facilities. Additionally, we outsource certain projects, such as our clinical trial, to other third party research organizations.

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

Our research and development expenses incurred on human therapeutic applications were approximately $2,033,100, or 97%, of our total research and development expenses for the year ended June 30, 2013.

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

Since inception, the proportion of our research and development expenses on human therapeutic applications has increased, as compared to our research and development expenses on agricultural applications. This change is primarily due to the fact that our research focus on human therapeutics has increased and most of our research costs for plant applications have shifted to our license partners.

  Our planned future research and development initiatives for human therapeutics include:

⋅	Multiple Myeloma, Mantle Cell Lymphoma and Diffuse Large B-Cell Lymphoma. Continue a Phase 1b/2a clinical trial. In connection with the clinical trial, we have engaged Criterium to manage the operational aspects of the Phase 1b/2a clinical study. We have also entered into an agreement with Mayo Clinic, University of Arkansas for Medical Sciences, the Randolph Cancer Center at West Virginia University, the Fred Hutchinson Cancer Research Center and the John Theurer Cancer Center at Hackensack University Medical Center to be our clinical sites. We may add additional clinical sites in order to accelerate patient enrollment into the trial. The trial opened in September 2011 and we are currently treating patients. We estimate that the trial will be completed in the first half of 2014.

⋅	We may consider targeting cancers in other tissues by modifying the structure of SNS01-T, e.g., liver cancer.

⋅	We are exploring the use of our Factor 5A technology in other disease applications in oncology and inflammation.

In order to pursue the above research initiatives, as well as other research initiatives that may arise, we completed placements common stock and warrants on January 4, 2013 and common stock on May 8, 2013. However, it will be necessary for us to raise a significant amount of additional working capital in the future. If we are unable to raise the necessary funds, we may be required to significantly curtail the future development of some or all of our research initiatives and we will be unable to pursue other possible research initiatives.

We may further expand our research and development program beyond the initiatives listed above to include other diseases and research centers.

Human Therapeutic Suppliers

The materials for our lead therapeutic candidate, SNS01-T, for multiple myeloma consists of three parts: a pDNA expressing human eIF5AK50R; an siRNA, whose sequence corresponds to an untranslated region of native eIF5A mRNA; and linear PEI which enables self-assembly of the nucleic acids into nanoparticles. We have entered into supply agreements for the components as follows:

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

On September 4, 2008, we entered into a supply agreement with Avecia Biotechnology, Inc., or AVECIA, under which AVECIA will supply the Company with the siRNA portion of the Company’s combination therapy consisting of the siRNA against Factor 5A, hereinafter referred to as the siRNA Product. The agreement had a term which commenced on the date of the agreement and terminated on the later of the completion of all services to be provided under the agreement or 30 days following delivery of the final shipment of the siRNA Product.

Effective June 4, 2013, the Company entered into a clinical supply agreement with The University of Iowa, or IOWA, under which IOWA will provide manufacturing, vialing and testing services for certain reagents that are used in SNS01-T. The agreement will terminate upon delivery of the delivery of the reagents, which is estimated to be approximately six months. The Company’s remaining financial obligation under the agreement is approximately $156,000.

Human Therapeutic Competition

Our competitors in human therapeutics that are presently attempting to distribute their technology have generally utilized one of the following distribution channels:

⋅	Entering into strategic alliances, including licensing technology to major marketing and distribution partners; or

⋅	Developing in-house production and marketing capabilities.

In addition, some competitors are established distribution companies, which alleviates the need for strategic alliances, while others are attempting to create their own distribution and marketing channels.

There are many large companies and development stage companies working in the field of apoptosis and B-cell cancer research including Celgene, Inc., Takeda/Millennium, ONYX Pharmaceuticals, Inc., Amgen Inc., Janssen Biotech, Inc., Novartis AG, and Pharmacyclics, Inc.

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

Our ongoing research and development initiatives for agriculture include assisting our license partners to:

⋅	further develop and implement the DHS and Factor 5A gene technology in banana, canola, cotton, turfgrass, rice, alfalfa, corn, soybean, biofuels and trees; and

⋅	test the resultant crops for new beneficial traits such as increased yield, increased tolerance to environmental stress, disease resistance and more efficient use of fertilizer.

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

In February 2013, BCV was in breach of the Agreement. Specifically, BCV did not make the payment required or issue our equity interest to us on the due date. On March 1, 2013, we sent BCV a notice of breach. As such breach had not been cured by April 1, 2013, the Agreement was terminated in its entirety. In May 2013, we entered into a new Biofuels Evaluation and License Agreement with the BCV under the same terms and conditions as the previous Biofuels Evaluation and License Agreement described above, except that the evaluation period was amended and the amount of the milestone payments was increased.

As of June 30, 2013, we have nine (9) active license agreements with established agricultural biotechnology companies.

Agricultural Research Program

Over the past year, our agricultural research and development has been performed by one (1) researcher, at our direction, at the University of Waterloo, where the technology was developed. Additional agricultural research and development is performed by our license or joint collaboration partners.

Agricultural Competition

Our competitors in agriculture that are presently attempting to distribute their technology have generally utilized one of the following distribution channels:

⋅	licensing technology to major marketing and distribution partners;
⋅	entering into strategic alliances; or
⋅	developing in-house production and marketing capabilities.

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

Based upon our commercialization strategy, we anticipate that there may be a significant period of time before plants enhanced using our technology reach consumers, if at all.

Intellectual Property

We have twenty-eight (28) issued patents from the United States Patent and Trademark Office, or PTO, and seventy-three (73) issued patents from foreign countries. Of our one hundred and one (101) domestic and foreign issued patents, sixty-two (62) are for the use of our technology in agricultural applications and thirty-nine (39) relate to human therapeutics applications.

In addition to our one hundred and one (101) patents, we have a wide variety of patent applications, including divisional applications and continuations-in-part, in process with the PTO and internationally. We intend to continue our strategy of enhancing these new patent applications through the addition of data as it is collected.

Our agricultural patents are generally set to expire in 2019 in the United States and 2025 outside the United States. Our core human therapeutic technology patents are set to expire in 2021 in the United States and 2025 outside the United States, and our patents related to multiple myeloma are set to expire, both in and outside the United States in 2029.

On June 13, 2013, the Supreme Court of the United States of America ruled that naturally-occurring DNA sequences are unpatentable since they are products of nature. The Court further found that cDNA sequences, which are copies of non-intron containing mRNA sequences created in the laboratory, are patent eligible. We believe that the Supreme Court ruling has little impact on our patent portfolio overall and no impact on our human patents, which do not rely on claims on naturally-occurring DNA sequences. SNS01-T comprises two synthetic constructs, siRNA and a DNA plasmid, which are protected by composition of matter and method of use patent claims.

During our 2013, 2012 and 2011 fiscal years, we reviewed our patent portfolio in order to determine if we could reduce our cost of patent prosecution and maintenance. We identified several patents and patents pending that we believe we no longer need to maintain without having a material impact on the portfolio. We determined that we would no longer incur the cost to prosecute or maintain those patents or patents pending.

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

Employees

In addition to the seven (7) scientists and monitors performing funded research for us at our CRO, the University of Waterloo, and other commercial research facilities, we have four (4) employees and five (5) consultants, four (4) of whom are executive officers and who are involved in our management. We do not anticipate hiring any additional employees over the next 12 months.

The officers are assisted by a Scientific Advisory Board that consists of prominent experts in the fields of plant and human cell biology as follows:

⋅	Alan Bennett, Ph.D., who serves as the Chairman of the Scientific Advisory Board, is the Associate Vice Chancellor of the Office of Technology Transfer at the University of California. His research interests include the molecular biology of tomato fruit development and ripening, the molecular basis of membrane transport, and cell wall disassembly.

⋅	Charles A. Dinarello, M.D., who serves as a member of the Scientific Advisory Board, is a Professor of Medicine at the University of Colorado School of Medicine, a member of the U.S. National Academy of Sciences and the author of over 500 published research articles. In addition to his active academic research career, Dr. Dinarello has held advisory positions with two branches of the National Institutes of Health and positions on the Board of Governors of both the Weizmann Institute and Ben Gurion University.

⋅	James E. Mier, M.D., who serves as a member of the Scientific Advisory Board, is an Associate Professor of Medicine at Beth Israel Deaconess Medical Center, a teaching hospital of Harvard Medical School. He is also a practicing physician in the Division of Hematology-Oncology at Beth Israel. Dr. Mier’s research is funded by the NIH and he is a member of numerous professional societies.

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

Safe Harbor Statement

The statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In particular, our statements regarding the anticipated growth in the markets for our technologies, the continued advancement of our research, the approval of our patent applications, the possibility of governmental approval in order to sell or offer for sale to the general public a genetically engineered plant or plant product, the successful implementation of our commercialization strategy, including the success of our agricultural partners, statements relating to our patent applications, the anticipated long term growth of our business, the results of our preclinical or clinical studies, if any, the quotation of the Company’s common stock on an over-the-counter securities market, and the timing of the projects and trends in future operating performance are examples of such forward-looking statements. The forward-looking statements include risks and uncertainties, including, but not limited to, our ability to recruit patients for its clinical trial, our limited operating history, our need for additional capital to fund our operations until we are able to generate a profit, the current economic environment, our dependence on a single principal technology, our outsourcing of our research and development activities, our significant future capital needs, our dependence on our patents and proprietary rights and the enforcement of these rights, the potential for our competitors or third parties to allege that we are infringing upon their intellectual property rights, the potential that our security measures may not adequately protect our unpatented technology, potential difficulty in managing our growth and expanding our operations, our lack of marketing or sales history and dependence on third-party marketing partners, our potential future dependence on joint ventures and strategic alliances to develop and market our technology, the intense competition in the human therapeutic and agricultural biotechnology industries, the various government regulations that our business is subject to, the potential that our preclinical studies and clinical trials of our human therapeutic applications may be unsuccessful, any inability to license from third parties their proprietary technologies or processes which we use in connection with the development of our technology, the length, expense and uncertainty associated with clinical trials for our human therapeutic technology, the potential that, even if we receive regulatory approval, consumers may not accept products containing our technology, our dependence on key personnel, the potential that certain provisions of our charter, by-laws and Delaware law could make a takeover difficult, increasing political and social turmoil, the potential that our management and other affiliates, due to their significant control of our common stock have the ability to significantly influence our actions, the potential that a significant portion of our total outstanding shares of common stock may be sold in the market in the near future, the limited trading market of our common stock, fluctuations in the market price of our common stock, our dividend policy and potential for our stockholders to be diluted.

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

Our recurring losses from operations and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements for the fiscal year ended June 30, 2013 Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of the common shares of our stock and we may have a more difficult time obtaining financing.

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

We are a development stage biotechnology company with a limited operating history and limited assets and capital. We have incurred losses each year since inception and had an accumulated deficit of $74,425,835 at June 30, 2013. We have generated minimal revenues by licensing our technology for certain crops to companies willing to share in our development costs. In addition, our technology may not be ready for commercialization for several years. We expect to continue to incur losses for the next several years because we anticipate that our expenditures on research and development and administrative activities will significantly exceed our revenues during that period. We cannot predict when, if ever, we will become profitable.

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

If we are unable to raise additional funds, we will need to do one or more of the following:

⋅	delay, scale-back or eliminate some or all of our research and product development programs;
⋅	provide licenses to third parties to develop and commercialize products or technologies that we would otherwise seek to develop and commercialize ourselves;
⋅	seek strategic alliances or business combinations;
⋅	attempt to sell our company;
⋅	cease operations; or
⋅	declare bankruptcy.

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

As of June 30, 2013, we had a cash balance of $1,602,294 and working capital of $309,572. Using our available reserves as of June 30, 2013, we believe that we can operate according to our current business plan through November 2013.

To date, we have generated minimal revenues and anticipate that our operating costs will exceed any revenues generated over the next several years. Therefore, we will be required to raise additional capital in the future in order to operate in accordance with our current business plan, and this funding may not be available on favorable terms, if at all. If we are unable to raise additional funds, we will need to do one or more of the following:

⋅	delay, scale back or eliminate some or all of our research and development programs;
⋅	provide a license to third parties to develop and commercialize our technology that we would otherwise seek to develop and commercialize ourselves;
⋅	seek strategic alliances or business combinations;
⋅	attempt to sell our company;
⋅	cease operations; or
⋅	declare bankruptcy.

In addition, in connection with any funding, if we need to issue more equity securities than our certificate of incorporation currently authorizes we will need stockholder approval. If stockholder approval is not obtained or if adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. Investors may experience dilution in their investment from future offerings of our common stock. For example, if we raise additional capital by issuing equity securities, such an issuance would reduce the percentage ownership of existing stockholders. In addition, assuming the exercise of all options and warrants outstanding and the conversion of the preferred stock into common stock, as of June 30, 2013, we had 113,332,828 shares of common stock authorized but unissued and unreserved, which may be issued from time to time by our board of directors. Furthermore, we may need to issue securities that have rights, preferences and privileges senior to our common stock. Failure to obtain financing on acceptable terms would have a material adverse effect on our liquidity.

Since our inception, we have financed all of our operations through equity and debt financings. Our future capital requirements depend on numerous factors, including:

⋅	the scope of our research and development;
⋅	our ability to attract business partners willing to share in our development costs;
⋅	our ability to successfully commercialize our technology;
⋅	competing technological and market developments;
⋅	our ability to enter into collaborative arrangements for the development, regulatory approval and commercialization of other products; and
⋅	the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights.

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

As a result of the substantial length of time and expense associated with developing products and bringing them to the marketplace in the biotechnology and agricultural industries, obtaining and maintaining patent and trade secret protection for technologies, products and processes is of vital importance. Our success will depend in part on several factors, including, without limitation:

⋅	our ability to obtain patent protection for our technologies and processes;
⋅	our ability to preserve our trade secrets; and
⋅	our ability to operate without infringing the proprietary rights of other parties both in the United States and in foreign countries.

As of June 30, 2013, we have been issued twenty-eight (28) patents by the PTO and seventy-three (73) patents from foreign countries. We have also filed numerous patent applications for our technology in the United States and in several foreign countries, which technology is vital to our primary business, as well as several continuations in part on these patent applications. Our success depends in part upon the grant of patents from our pending patent applications.

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

In addition, among other things, we cannot assure you that:

⋅	our patent applications will result in the issuance of patents;
⋅	any patents issued or licensed to us will be free from challenge and if challenged, would be held to be valid;
⋅	any patents issued or licensed to us will provide commercially significant protection for our technology, products and processes;
⋅	other companies will not independently develop substantially equivalent proprietary information which is not covered by our patent rights;
⋅	other companies will not obtain access to our know-how;
⋅	other companies will not be granted patents that may prevent the commercialization of our technology; or
⋅	we will not incur licensing fees and the payment of significant other fees or royalties to third parties for the use of their intellectual property in order to enable us to conduct our business.

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

At present, the U.S. federal government regulation of biotechnology is divided among three agencies:

⋅	the United States Department of Agriculture, or USDA, regulates the import, field testing and interstate movement of specific types of genetic engineering that may be used in the creation of transgenic plants;
⋅	the United States Environmental Protection Agency, or EPA, regulates activity related to the invention of plant pesticides and herbicides, which may include certain kinds of transgenic plants; and
⋅	the FDA regulates foods derived from new plant varieties.

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

There are a number of difficulties and risks associated with clinical trials. These difficulties and risks may result in the failure to receive regulatory approval to sell our product candidate or the inability to commercialize our product candidate. The possibility exists that:

⋅	we may discover that the product candidate does not exhibit the expected therapeutic results in humans, may cause harmful side effects or have other unexpected characteristics that may delay or preclude regulatory approval or limit commercial use if approved;
⋅	the results from early clinical trials may not be statistically significant or predictive of results that will be obtained from expanded advanced clinical trials;
⋅	institutional review boards or regulators, including the FDA, may hold, suspend or terminate our clinical research or the clinical trials of our product candidate for various reasons, including noncompliance with regulatory requirements or if, in their opinion, the participating subjects are being exposed to unacceptable health risks;
⋅	subjects may drop out of our clinical trials;
⋅	our preclinical studies or clinical trials may produce negative, inconsistent or inconclusive results, and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials; and
⋅	the cost of our clinical trials may be greater than we currently anticipate.

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

Before obtaining regulatory approval for the commercial sales of any product containing our technology, we must demonstrate through clinical testing that our technology and any product containing our technology is safe and effective for use in humans. Conducting clinical trials is a time-consuming, expensive and uncertain process and typically requires years to complete. In our industry, the results from preclinical studies and early clinical trials often are not predictive of results obtained in later-stage clinical trials. Some products and technologies that have shown promising results in preclinical studies or early clinical trials subsequently fail to establish sufficient safety and efficacy data necessary to obtain regulatory approval. At any time during clinical trials, we or the FDA might delay or halt any clinical trial for various reasons, including:

⋅	occurrence of unacceptable toxicities or side effects;
⋅	ineffectiveness of the product candidate;
⋅	negative or inconclusive results from the clinical trials, or results that necessitate additional studies or clinical trials;
⋅	delays in obtaining or maintaining required approvals from institutions, review boards or other reviewing entities at clinical sites;
⋅	delays in patient enrollment; or
⋅	insufficient funding or a reprioritization of financial or other resources.

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

Planned clinical trials may not begin on time or may need to be restructured after they have begun. Clinical trials can be delayed for a variety of reasons, including delays related to:

⋅	obtaining an effective IND or regulatory approval to commence a clinical trial;
⋅	negotiating acceptable clinical trial agreement terms with prospective trial sites;
⋅	obtaining institutional review board approval to conduct a clinical trial at a prospective site;
⋅	recruiting qualified subjects to participate in clinical trials;
⋅	competition in recruiting clinical investigators;
⋅	shortage or lack of availability of supplies of drugs for clinical trials;
⋅	the need to repeat clinical trials as a result of inconclusive results or poorly executed testing;
⋅	the placement of a clinical hold on a study;
⋅	the failure of third parties conducting and overseeing the operations of our clinical trials to perform their contractual or regulatory obligations in a timely fashion; and
⋅	exposure of clinical trial subjects to unexpected and unacceptable health risks or noncompliance with regulatory requirements, which may result in suspension of the trial.

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

Stockholders should be aware that, according to the SEC, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

⋅	control of the market for the security by one or more broker-dealers that are often related to the promoter or issuer;

⋅	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

⋅	“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

⋅	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

⋅	the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market.

Our management and other affiliates have significant control of our common stock and could significantly influence our actions in a manner that conflicts with our interests and the interests of other stockholders.

As of June 30, 2013, our executive officers and directors together beneficially own approximately 16% of the outstanding shares of our common stock, assuming the exercise of options and warrants which are currently exercisable or will become exercisable within 60 days of June 30, 2013, held by these stockholders. As a result, these stockholders, acting together, will be able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over then-current market prices.

A significant portion of our total outstanding shares of common stock may be sold in the market in the near future, which could cause the market price of our common stock to drop significantly.

As of June 30, 2013, we had 227,206,174 shares of our common stock issued and outstanding and 800 shares of convertible preferred stock outstanding which can convert into 26,666,667 shares of common stock. Except for 24,750,000 shares of our common stock which cannot be sold until January 9, 2014, all of such shares are registered pursuant to registration statements on Form S-3 or are either eligible to be sold under SEC Rule 144 or are in the public float. In addition, we have registered 35,890,007 shares of our common stock underlying warrants previously issued on Form S-3 registration statements and we registered 26,081,023 shares of our common stock underlying options granted or to be granted under our stock option plan. Consequently, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, may have a material adverse effect on our stock price.

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

We cannot assure you that you will be able to resell the shares of our common stock at or above your purchase price. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include:

⋅	quarterly variations in operating results;
⋅	the progress or perceived progress of our research and development efforts;
⋅	changes in accounting treatments or principles;
⋅	announcements by us or our competitors of new technology, product and service offerings, significant contracts, acquisitions or strategic relationships;
⋅	additions or departures of key personnel;
⋅	future offerings or resales of our common stock or other securities;
⋅	stock market price and volume fluctuations of publicly-traded companies in general and development companies in particular; and
⋅	general political, economic and market conditions.

For example, during the year ended June 30, 2013, our common stock traded between $0.02 and $0.31 per share.

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

As of June 30, 2013, we have outstanding 800 shares of convertible preferred stock which may convert into 26,667,777 shares of our common stock and warrants to purchase 28,315,612 shares of our common stock. In addition, as of June 30, 2013, we have reserved 26,081,023 shares of our common stock for issuance upon the exercise of options granted or available to be granted pursuant to our stock option plan, all of which may be granted in the future. Furthermore, in connection with the preferred stock agreements, we are required to reserve an additional 13,923,594 shares of common stock. Additionally, under a securities purchase agreement dated May 8, 2013, which contains a price protection provision, we are required to reserve an additional 62,750,003 shares of common stock. The conversion of the convertible preferred stock and the exercise of these options and warrants will result in dilution to our existing stockholders and could have a material adverse effect on our stock price. The conversion price of the convertible preferred stock and certain warrants are also subject to certain anti-dilution adjustments.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Effective May 19, 2011, we lease office space in Bridgewater, New Jersey for a current monthly rental fee of $5,703, subject to certain escalations for our proportionate share of increases, over the base year of 2011, in the building's operating costs. The lease expires on May 31, 2014. The space is in good condition, and we believe it will adequately serve as our headquarters over the term of the lease. We also believe that this office space is adequately insured by the lessor.

Item 3.	Legal Proceedings.

We are not currently a party to any legal proceedings; however, we may become involved in various claims and legal actions arising in the ordinary course of business.

Item 4.	Mine Safety Disclosures.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock currently trades on the OTCQB Marketplace under the symbol SNTI.

The following table sets forth, for each of the quarters since the quarter ended September 30, 2011, the range of the high and low bid information or sales price, as applicable, for our common shares quoted on the OTCQB Marketplace or the NYSE MKT, as applicable. The prices in the table represent prices between dealers and do not include adjustments for retail mark-up, markdown or commission and may not represent actual transactions.

Quarter Ended	Common Stock
	High	Low
September 30, 2011	$0.31	$0.18
December 31, 2011	$0.29	$0.16
March 31, 2012	$0.28	$0.21
June 30, 2012	$0.31	$0.18
September 30, 2012	$0.32	$0.17
December 31, 2012	$0.23	$0.11
March 31, 2013	$0.17	$0.08
June 30, 2013	$0.09	$0.02
____________________

As of August 31, 2013, the approximate number of holders of record of our common stock was 223. This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

We have neither paid nor declared dividends on our common stock since our inception, and we do not plan to pay dividends on our common stock in the foreseeable future. We expect that any earnings, which we may realize, will be retained to finance the growth of our company.

The following table provides information about the securities authorized for issuance under our equity compensation plans as of June 30, 2013.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights and restricted stock units		Weighted-average exercise price of outstanding options, warrants and rights and restricted stock units	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	23,174,770	(1)	$0.35	4,630,353	(2)

Equity compensation plans not approved by security holders	—		—	—

Total	23,174,770	(1)	$0.35	4,630,353	(2)
_____________________

(1)	Issued pursuant to our 1998 Stock Plan and 2008 Stock Plan.

(2)	Available for future issuance pursuant to our 2008 Stock Plan.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

None, except as previously disclosed on our Quarterly Reports on Forms 10-Q and Current Reports on Forms 8-K.

PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the NYSE MKT Composite (U.S.) Index and the RDG Microcap Biotechnology Index for the period beginning July 1, 2008 and ending on the last day of our last completed fiscal year. The stock performance shown on the graph below is not indicative of future price performance.

	7/1/07	6/30/08	6/30/09	6/30/10	6/30/11	6/30/12

Senesco Technologies, Inc.	$100.00	$44.86	$17.03	$15.14	$11.24	$1.46
NYSE MKT Composite Index	$100.00	$74.74	$88.00	$118.81	$119.29	$116.47
RDG Microcap Biotechnology Index	$100.00	$77.50	$70.52	$67.59	$68.68	$50.31

Item 6.	Selected Financial Data.

The following Selected Financial Data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10-K.

SELECTED FINANCIAL DATA

	Fiscal Year Ended June 30,
	2013	2012	2011	2010	2009

	(In thousands, except per share data)

Statement of Operations Data:

Revenue	$-	$200	$-	$140	$275

Operating expenses:
General and administrative	2,500	2,724	2,610	2,349	2,206
Research and development	2,086	2,566	3,720	2,637	2,354
Write off of patents abandoned	64	321	1,588	-	-

Total operating expenses	4,650	5,611	7,918	4,986	4,560

Loss from operations	(4,650)	(5,411)	(7,918)	(4,846)	(4,285)
Grant income	-	-	244	-	-
Fair value – warrant liability	371	472	609	2,517	-
Other noncash expense	-	-	(116)	-	-
Loss on extinguishment of debt	(1,725)	-	-	(362)	-
Amortization of debt discount and financing costs	-	-	-	(10,081)	(478)
Interest expense – convertible notes	-	-	-	(587)	(1,007)
Interest (expense) income, net	(119)	(127)	(88)	(24)	43
Net loss	(6,123)	(5,066)	(7,269)	(13,383)	(5,727)
Preferred dividends	(863)	(1,626)	(2,638)	(6,240)	-
Net loss available to common shares	$(6,986)	$(6,692)	$(9,907)	$(19,623)	$(5,727)
Basic and diluted net loss per common share	$(0.05)	$(0.08)	$(0.14)	$(0.67)	$(0.30)
Basic and diluted weighted average number of common shares outstanding	136,638	85,703	69,332	29,113	18,888

Balance Sheet Data:

Cash, cash equivalents and investments	$1,602	$2,001	$3,610	$8,026	$1,431
Working capital	310	387	1,788	6,002	1,259
Total assets	7,097	6,955	8,597	13,912	7,122
Accumulated deficit	(74,426)	(67,440)	(60,748)	(50,841)	(35,950)
Total stockholders’ equity	3,786	3,453	4,517	7,981	5,668

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Our human therapeutic research program, which has consisted of clinical and pre-clinical in-vitro and in-vivo experiments designed to assess the role and method of action of the Factor 5A genes in human diseases, is performed, at our direction, at the University of Waterloo and other commercial research facilities.

We have developed a therapeutic candidate, SNS01-T, for the potential treatment of multiple myeloma, mantle cell lymphoma and diffuse large b-cell lymphoma and have been granted orphan drug status for SNS01-T by the FDA for the potential treatment of multiple myeloma, mantle cell lymphoma and diffuse large B-cell lymphoma.

We have initiated a Phase 1b/2a clinical study with SNS01-T in multiple myeloma, mantle cell and diffuse large b-cell lymphoma patients. The clinical study is an open-label, multiple-dose, dose-escalation study, which will evaluate the safety and tolerability of SNS01-T when administered by intravenous infusion to relapsed or refractory multiple myeloma patients. The study design calls for four cohorts of three to six patients each. Patients in each cohort will receive twice-weekly dosing for six weeks followed by a safety data review period before escalating to a higher dose level in the next cohort. While the primary objective of the initial study is to evaluate safety and tolerability, the effect of SNS01-T on tumor response will also be evaluated using multiple, well-established criteria including measurement of the monoclonal protein, or M-protein. We have selected Mayo Clinic, University of Arkansas for Medical Sciences, the Randolph Cancer Center at West Virginia University and the John Theurer Cancer Center at Hackensack University Medical Center as our clinical sites. We have completed the first and second cohorts of the study and the third cohort is open for enrollment and treating patients.

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

⋅
Nonrefundable upfront license fees that are received in exchange for the transfer of our technology to licensees, for which no further obligations to the licensee exist with respect to the basic technology transferred, are recognized as revenue on the earlier of when payments are received or collections are assured.

⋅
Nonrefundable upfront license fees that are received in connection with agreements that include time-based payments are, together with the time-based payments, deferred and amortized ratably over the estimated research period of the license.

⋅	Milestone payments, which are contingent upon the achievement of certain research goals, are recognized as revenue when the milestones, as defined in the particular agreement, are achieved.

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

Estimates of Expenses

Our research and development agreements with third parties provide for an estimate of our expenses and costs, which are variable and are based on the actual services performed by the third party. We estimate the aggregate amount of the expenses based upon the projected amounts that are set forth in the agreements, and we accrue the expenses for which we have not yet been invoiced or prepay the expenses that have been invoiced but the services have not yet been performed. In estimating the expenses, we consider, among other things, the following factors:

⋅	the existence of any prior relationship between us and the third party provider;
⋅	the past results of prior research and development services performed by the third party provider; and
⋅	the scope and timing of the research and development services set forth in the agreement with the third party provider.

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

We estimate the grant date fair value of stock options using the Black-Scholes option-pricing model which requires the input of highly subjective assumptions. These assumptions include estimating the expected term of the award, the estimated volatility of our stock price over the expected term and the probability of achievement of any performance goals that may be required to be achieved in order for the stock options to vest. Changes in these assumptions and in the estimated forfeitures of stock option awards may materially affect the amount of stock-based compensation recognized in our consolidated statements of operations.

In connection with any performance goals that may be required to be achieved in order for the stock options to vest, our management reviews the specific goals of such plans to determine if such goals have been achieved or are probable that they will be achieved. If the goals have been achieved or are probable of being achieved, then the amount of compensation expense determined on the date of grant related to those specific goals is charged to compensation expense at such time.

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

As of June 30, 2013, we have determined that market value of our two asset groups is in excess of its carrying value and therefore there was no impairment.

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

Liquidity and Capital Resources

Overview

As of June 30, 2013, our cash balance totaled $1,602,294, and we had working capital of $309,572.

Contractual Obligations

The following table lists our cash contractual obligations as of June 30, 2013:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Research and Development Agreements (1)	$819,771	$819,771	$—	$—	$—
Facility, Rent andOperating Leases (2)	$62,733	$62,733	$—	$—	$—
Employment, Consultingand Scientific Advisory Board Agreements (3)	$67,500	$67,500	$—	$—	$—
Total ContractualCash Obligations	$950,004	$950,004	$—	$—	$—

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

Effective June 20, 2011, we entered into a Master Services Agreement with Criterium under which CRITERIUM will provide professional and technical services in connection with the management of our planned Phase 1b/2a clinical trial for the treatment of multiple myeloma. The agreement, as amended, has an initial term that commences on the date of the agreement and runs for a period of twenty-nine (29) months. Our remaining financial obligation under the agreement, as amended, is estimated to be $455,000 and is included in the above table.

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

Effective June 15, 2012, we entered into a Clinical Trial Research Agreement with the John Theurer Cancer Center at Hackensack University Medical Center, or HACKENSACK, under which HACKENSACK will perform our planned Phase 1b/2a clinical trial for the treatment of multiple myeloma. The agreement has an initial term that commences on the date of the agreement and continues until the study is completed and all final study documentation required to be provided is received and accepted by us. Our financial obligation under the agreement includes a fixed cost and a cost per patient and is not included in the above table.

Effective September 1, 2012, we extended our research and development agreement with the University of Waterloo for an additional one-year period through August 31, 2013, in the amount of CAD $611,550, or approximately USD $612,000. Effective July 1, 2013, the budget for the research and development agreement was amended to reduce the monthly amount from $50,962 to $38,038 through August 31, 2013. Research and development expenses under this agreement for the fiscal years ended June 30, 2013, 2012 and 2011 aggregated U.S. $628,995, U.S. $573,368 and U.S. $622,872, respectively, and U.S. $7,778,296 for the cumulative period through June 30, 2013. Future obligations to be paid under the agreement through August 31, 2013 equal approximately U.S. $76,076.

Effective June 4, 2013, the Company entered into a clinical supply agreement with The University of Iowa, or IOWA, under which IOWA will provide manufacturing, vialing and testing services for certain reagents that are used in SNS01-T. The agreement will terminate upon delivery of the reagents, which is estimated to be approximately six months after the effective date of the agreement. The Company’s remaining financial obligation under the agreement is approximately $156,000.

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

Financing

On December 22, 2010, the Company entered into an At Market Issuance Sales Agreement (the “ATM”) under which the Company, from time to time, may issue and sell shares of its common stock, with an aggregate offering price of up to $5,500,000. Such common stock will be offered and sold pursuant to a prospectus supplement filed with the Securities and Exchange Commission in connection with the Company’s shelf registration statement on Form S-3 (File No. 333-170140), which became effective on November 9, 2010. During the fiscal year ended June 30, 2013, the Company issued 353,895 shares of common stock under the ATM for gross proceeds in the amount of $100,570. In November 2012, the Company was delisted from the NYSE MKT exchange and is now quoted on the OTCQB. Since the Company is no longer listed on the NYSE MKT exchange, the Company is no longer able to issue and sell shares of its common stock under the ATM.

In January 2013, we issued an aggregate of 30,000,000 shares of common stock and 30,000,000 warrants in a public offering for gross proceeds in the amount of $3,000,000.

In May 2013, we issued an aggregate of 41,833,334 shares of common stock in a public offering for gross proceeds in the amount of $1,255,000.

We anticipate that, based upon our current cash balance at June 30, 2013, we will be able to fund our operations through November 2013.

Over the next 12 months, we plan to fund our research and development and commercialization activities by:

⋅	utilizing our current cash balance and investments,
⋅	achieving some of the milestones set forth in our current licensing agreements,
⋅	through the execution of additional licensing agreements for our technology, and
⋅	through the placement of equity or debt instruments.

We cannot assure you that we will be able to raise money through any of the foregoing transactions, or on favorable terms, if at all.

Results of Operations

Fiscal Year ended June 30, 2013

Revenue

We did not earn any revenue during the fiscal year ended June 30, 2013

During the fiscal year ended June 30, 2012, we earned revenue in the amount of $200,000, which consisted of a milestone payment in connection with an agricultural license agreement.

We anticipate that we will receive future milestone payments in connection with our current agricultural development and license agreements. Additionally, we anticipate that we may receive future royalty payments from our license agreements when and if our partners commercialize their crops containing our technology. However, it is difficult for us to determine our future revenue expectations because we are a development stage biotechnology company with a limited history of receiving development milestone payments or royalties, and the timing and outcome of our experiments, the timing of signing new partners and the timing and success of our partners moving through the development process into commercialization is difficult to accurately predict.

Operating expenses

	Fiscal Year Ended June 30,
	2013	2012	Change	%

General and administrative	$2,499,624	$2,724,144	$(224,520)	(8.2)%

Research and development	2,086,666	2,566,247	(479,581)	(18.7)%

Write - off of patents abandoned	64,210	321,137	(256,927)	(80.0)%

Total operating expenses	$4,650,500	$5,611,528	$(961,028)	(17.1)%

We expect operating expenses to increase over the next 12 months as we anticipate that research and development expenses will increase as we continue to expand our research and development activities.

General and administrative expenses

General and administrative expenses consist of the following:

	Fiscal Year ended June 30,
	2013	2012	Change	%

Stock-based compensation	$639,828	$721,197	$(81,369)	(11.3)%
Payroll and benefits	594,456	588,407	6,049	1.0%
Investor relations	103,816	203,871	(100,055)	(49.0)%
Professional fees	475,274	518,473	(43,199)	(8.3)%
Director fees	62,375	44,625	17,750	39.8%
Depreciation and amortization	293,629	258,023	35,606	13.8%
Other general and administrative expenses	330,246	389,548	(59,302)	(15.2)%

Total general and administrative expenses	$2,499,624	$2,724,144	$(224.520)	(8.2)%

⋅	Stock-based compensation for the fiscal years ended June 30, 2013 and June 30, 2012 consisted of the amortized portion of the Black-Scholes value of options, restricted stock units and warrants granted to directors, employees and consultants. During the fiscal years ended June 30, 2013 and 2012, 8,966,978 and 5,274,428 options, respectively, were granted to such individuals.

Stock-based compensation for the fiscal year ended June 30, 2013 was lower than the fiscal year ended June 30, 2012 primarily due to management’s assessment of the probability of the vesting of the goal based options granted during the fiscal year ended June 30, 2013 being lower than for the fiscal year ended June 30, 2012. Additionally, the options granted during the fiscal year ended June 30, 2012, vested at a lower percentage than had been estimated at June 30, 2012. Therefore, stock-based compensation for the fiscal year ended June 30, 2013 was further reduced.

⋅	Payroll and benefits for the fiscal year ended June 30, 2013 was higher than for the fiscal year ended June 30, 2012, primarily as a result of a 401K contribution made during the fiscal year ended June 30, 2012. There was no 401K contribution during the fiscal year ended June, 2013. This was partially offset by salary increases effective July 1, 2012.

⋅	Investor relations fees for the fiscal year ended June 30, 2013 was lower than for the fiscal year ended June 30, 2012 primarily as a result of lower consultant fees.

⋅	Professional fees for the fiscal year ended June 30, 2013 was lower than for the fiscal year ended June 30, 2012 primarily as a result of a decrease in legal and accounting fees. Legal fees decreased primarily due to higher discounts received during the fiscal year ended June 30, 2013 and a decrease in fees incurred in connection with the exploration of alternative uses of our technology. Accounting fees decreased primarily due to the use of a consultant to prepare a valuation of the Company’s intangible assets during the fiscal year ended June 30, 2012.

⋅	Director fees for the fiscal year ended June 30, 2013 were higher than for the fiscal year ended June 30, 2012, primarily as a result of more meetings being held during the fiscal year ended June 30, 2013.

⋅	Depreciation and amortization for the fiscal year ended June 30, 2013 was higher than for the fiscal year ended June 30, 2012 primarily as a result of an increase in amortization of patent costs.

⋅	Other general and administrative expenses for the fiscal year ended June 30, 2013 were lower than for the fiscal year ended June 30, 2012 primarily due to a decrease in conferences and travel, office supplies, state taxes and transfer agent fees.

We expect cash-based general and administrative expenses to increase slightly over the next twelve months.

Research and development expenses

	Fiscal Year Ended June 30,
	2013	2012	Change	%
Stock-based compensation	$84,865	$44,807	$40,058	8.9%
Payroll	174,360	167,834	6,526	3.9%
Research contract with the University of Waterloo	628,997	573,368	55,629	9.7%
Other research and development	1,198,444	1,780,238	(581,794)	(32.7)%

Total research and development	$2,086,666	$2,566,247	$(479,581)	(18.7)%

⋅	Stock-based compensation for the fiscal year ended June 30, 2013 was higher than the fiscal year ended June 30, 2012 primarily because the number of options granted during the fiscal year ended June 30, 2013 was higher than the fiscal year ended June 30, 2012.

⋅	Payroll for the fiscal year ended June 30, 2013 was higher than for the fiscal year ended June 30, 2012 primarily as a result of a salary increases effective July 1, 2012.

⋅	The cost associated with the research contract with the University of Waterloo for the fiscal year ended June 30, 2013 were higher than for the fiscal year ended June 30, 2012 primarily due to an increase in amount being funded for human health research.

⋅	Other research and development costs for the fiscal year ended June 30, 2013 was lower than for the fiscal year ended June 30, 2012 primarily due to a decrease in the costs in connection with agricultural research programs and formulation studies.

The breakdown of our research and development expenses between our agricultural and human therapeutic research programs are as follows:

	Fiscal Year ended June 30,
	2013	%	2012	%

Agricultural research programs	$53,566	3%	$279,736	11%
Human therapeutic research programs	2,033,100	97%	2,286,511	89%

Total research and development expenses	$2,086,666	100%	$2,566,247	100%

⋅
Agricultural research expenses for the fiscal year ended June 30, 2013 were lower than for the fiscal year ended June 30, 2012 primarily due to a reduction in the funding for agricultural research at the University of Waterloo and the amendment to the Rahan Meristem agreement for the development of bananas.  Effective January 1, 2012, we amended the Rahan Meristem agreement whereby we no longer incur costs related to such development.

⋅
Human therapeutic research expenses for the fiscal year ended June 30, 2013 were lower than for the fiscal year ended June 30, 2012 primarily as a result of the timing of certain aspects of the development of our drug candidate, SNS01-T, for treating multiple myeloma.  Specifically, during the nine months ended March 31, 2012, we incurred costs related to the formulation of SNS01-T, which we did not incur during the nine months ended March 31, 2013.

We expect our human therapeutic research program to modestly increase as a percentage of the total research and development expenses as we continue our current research projects and begin new human therapeutic initiatives, in particular as they relate to the clinical development of our drug candidate, SNS01-T, for treating multiple myeloma and other cancers.

Write-off of patents abandoned

During the fiscal years ended June 30, 2013 and June 30, 2012, we reviewed our patent portfolio in order to determine if we could reduce our cost of patent prosecution and maintenance. We identified several patents and patents pending that we believe we no longer need to maintain without having a material impact on the portfolio. We determined that we would no longer incur the cost to prosecute or maintain those patents or patents pending. Therefore, we wrote-off the net book value of those patents and patents pending in the amounts of $64,210 and $321,137, respectively.

Other non-operating income and expense

Change in fair value of warrant liability

The amounts represent the change in the fair value of the warrant liability for the fiscal years ended June 30, 2013 and 2012. During the fiscal year ended June 30, 2013 the fair value of the warrant liability decreased due to the expiration of certain warrants and a decrease in the Black-Scholes values of the remaining warrants as the expected term was shorter in 2013 and there was greater disparity between the market price of our common stock and the exercise price of the warrants.

Loss on settlement of warrant liabilities

During the fiscal year ended June 30, 2013, certain warrants that were recorded as liabilities were exchanged for common stock. The loss on the settlement of warrant liabilities represents the fair value of the common stock received by the warrant holders less the Black-Scholes value of the warrants exchanged on the date of the exchange.

Fiscal Year ended June 30, 2012

Revenue

During the fiscal year ended June 30, 2012, we earned revenue in the amount of $200,000, which consisted of a milestone payment in connection with an agricultural license agreement.

We did not earn any revenue during the fiscal year ended June 30, 2011.

Operating expenses

	Fiscal Year Ended June 30,
	2012	2011	Change	%

General and administrative	$2,724,144	$2,610,222	$113,922	4.4%

Research and development	2,566,247	3,720,394	(1,154,147)	(31.0)%

Write - off of patents abandoned	321,137	1,588,087	(1,266,950)	(79.8)%

Total operating expenses	$5,611,528	$7,918,703	$(2,307,175)	(29.1)%

General and administrative expenses

General and administrative expenses consist of the following:

	Fiscal Year ended June 30,
	2012	2011	Change	%

Stock-based compensation	$721,197	$709,207	11,990	1.7%
Payroll and benefits	588,407	568,597	19,810	3.5%
Investor relations	203,871	260.455	(56,584)	(21.7)%
Professional fees	518,473	425,640	92,833	21.8%
Depreciation and amortization	258,023	143,274	114,749	80.0%
Other general and administrative expenses	434,173	503,049	(68,876)	(13.7)%

Total general and administrative expenses	$2,724,144	$2,610,222	113,922	4.4%

⋅
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

⋅
Payroll and benefits for the fiscal year ended June 30, 2012 was higher than for the fiscal year ended June 30, 2011 primarily as a result of a 401K contribution made during the fiscal year ended June 30, 2012 and salary increases effective July 1, 2011.  There was no 401K contribution during the fiscal year ended June 30, 2011.

⋅	Investor relations fees for the fiscal year ended June 30, 2012 was lower than for the fiscal year ended June 30, 2011 primarily as a result of lower consultant fees.

⋅	Professional fees for the fiscal year ended June 30, 2012 was higher than for the fiscal year ended June 30, 2011 primarily as a result of an increase in legal and accounting fees. Legal fees increased primarily due to fees incurred in connection with the exploration of alternative uses of our technology and discounts on legal fees that were recorded during the fiscal year ended June 30, 2011 but were not available during the fiscal year ended June 30, 2012. Accounting fees increased primarily due to the use of a consultant to prepare a valuation of the Company’s intangible assets.

⋅	Depreciation and amortization for the fiscal year ended June 30, 2012 was higher than for the fiscal year ended June 30, 2011 primarily as a result of an increase in amortization of patent costs.

⋅	Other general and administrative expenses for the fiscal year ended June 30, 2012 was lower than for the fiscal year ended June 30, 2011 primarily due to a decrease in consultant costs, rent and telecom, which was partially offset by an increase in insurance costs.

Research and development expenses

	Fiscal Year Ended June 30,
	2012	2011	Change	%
Stock-based compensation	$44,807	$41,159	$3,648	8.9%
Payroll	167,834	176,646	(8,812)	(5.0)%
Research contract with the University of Waterloo	573,368	622,872	(49,504)	(8.0)%
Other research and development	1,780,238	2,879,717	(1,099,479)	(38.2)%

Total research and development	$2,566,247	$3,720,394	$(1,154,147)	(31.0)%

⋅	Stock-based compensation for the fiscal year ended June 30, 2012 was higher than the fiscal year ended June 30, 2011 primarily because the number of options granted during the fiscal year ended June 30, 2012 was higher than the fiscal year ended June 30, 2011.

⋅	Payroll for the fiscal year ended June 30, 2012 was lower than for the fiscal year ended June 30, 2011 primarily as a result of a bonus that was paid to the VP-Research during the fiscal year ended June 30, 2011. There were no bonuses paid during the fiscal year ended June 30, 2012.

⋅	The cost associated with the research contract with the University of Waterloo for the fiscal year ended June 30, 2012 were lower than for the fiscal year ended June 30, 2011 primarily due to a reduction in the amount being funded for agricultural research, effective, March 1, 2011.

⋅
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

⋅
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

⋅	Human therapeutic research expenses for the fiscal year ended June 30, 2012 were lower than for the fiscal year ended June 30, 2011 primarily as a result of the timing of certain aspects of the development of our drug candidate, SNS01-T, for treating multiple myeloma. Specifically, during the fiscal year ended June 30, 2011, we incurred costs related to our filing and follow-up of our investigational new drug application, pivotal toxicology studies and other pre-clinical work that we did not incur during the fiscal year ended June 30, 2012. This was partially offset by costs incurred related to the performance of the Phase 1b/2a clinical trial for multiple myeloma which were not incurred during the fiscal year ended June 30, 2011.

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

Change in fair value of warrant liability

The amounts represent the change in the fair value of the warrant liability for the fiscal years ended June 30, 2012 and 2011. During the fiscal year ended June 30, 2012 the fair value of the warrant liability decreased due to a decrease in the Black-Scholes values of the remaining warrants as the expected term was shorter in 2011 and there was greater disparity between the market price of our common stock and the exercise price of the warrants.

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

Interest Rate Risk

Our exposure to market risks for interest rate changes is not significant. Interest rates on our short-term debt are subject to change, however, the effect of interest rate changes would not be material.

Our investments in cash represent high-quality financial instruments, primarily money market funds, with an effective duration of the portfolio of less than one year which we believe are subject to limited credit risk. We currently do not hedge our interest rate exposure. Due to the short-term nature of our investments, which we plan to hold until maturity, we do not believe that we have any material exposure to interest rate risk arising from our investments.

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

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Our company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our company’s principle executive and principal financial officers and effected by our company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S. and includes those policies and procedures that:

⋅	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company;
⋅
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorization of management and directors of our company; and

⋅
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

Management assessed the effectiveness of our company’s internal control over financial reporting as of June 30, 2013. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

Based on this assessment, management has concluded that, as of June 30, 2013 our company’s internal control over financial reporting is effective.

Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to applicable law that permits the Company to provide only management’s report in this annual report.

Changes in Internal Controls Over Financial Reporting

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal year ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following is a list of our current directors and executive officers, as of August 31, 2013, together with their ages and business backgrounds:

Name	Age	Capacities in Which Served	In Current Position Since
Leslie J. Browne, Ph.D.	63	President and Chief Executive Officer, Director	May 2010
John E. Thompson, Ph.D.	72	Executive Vice President and Chief Scientific Officer, Director	July 2004
Joel P. Brooks	54	Chief Financial Officer, Treasurer and Secretary	December 2000
Richard Dondero	63	Vice President of Research and Development	July 2004
Harlan W. Waksal, M.D.	60	Chairman of the Board of Directors	June 2009
John. N. Braca (1) (2)	55	Director	October 2003
Christopher Forbes (3)	62	Director	January 1999
Warren J. Isabelle	61	Director	June 2009
Thomas C. Quick (3)	58	Director	February 1999
David Rector (1) (2)	66	Director	February 2002
Rudolf Stalder (2) (3)	72	Director	February 1999
Jack Van Hulst	74	Director	January 2007

(1)	Member of the Compensation Committee
(2)	Member of the Audit Committee
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

John N. Braca has been our director since October 2003. Mr. Braca has also served as a director and board observer for other healthcare, technology and biotechnology companies over the course of his career. Since April 2013, Mr. Braca has been the President and sole proprietor of JNB Consulting, which provides strategic business development counsel to biotechnology companies. From August 2010 through April 2013, Mr. Braca had been the executive director controller for Iroko Pharmaceuticals, a privately-held global pharmaceutical company based in Philadelphia. From April 2006 through July 2010, Mr. Braca was the managing director of Fountainhead Venture Group, a healthcare information technology venture fund based in the Philadelphia area, and has been working with both investors and developing companies to establish exit and business development opportunities. From May 2005 through March 2006, Mr. Braca was a consultant and advisor to GlaxoSmithKline management in their research operations. From 1997 to April 2005, Mr. Braca was a general partner and director of business investments for S.R. One, Limited, or S.R. One, the venture capital subsidiary of GlaxoSmithKline. In addition, from January 2000 to July 2003, Mr. Braca was a general partner of Euclid SR Partners Corporation, an independent venture capital partnership. Prior to joining S.R. One, Mr. Braca held various finance and operating positions of increasing responsibility within several subsidiaries and business units of GlaxoSmithKline. Mr. Braca is a licensed Certified Public Accountant in the state of Pennsylvania and is affiliated with the American Institute of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants. Mr. Braca received a Bachelor of Science in Accounting from Villanova University and a Master of Business Administration in Marketing from Saint Joseph’s University. Mr. Braca’s financial background, operating experience with both large pharmaceutical companies and developing biotechnology companies, provides the board with practical experience for issues facing the Company. In addition, Mr. Braca also has a strong corporate governance background through his experience with other company boards.

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

David Rector has been our director since February 2002. Mr. Rector also serves as a director and member of the compensation and audit committee of the Dallas Gold and Silver Exchange (formerly Superior Galleries, Inc.) Mr. Rector also serves on the board of directors of Valor Gold Corp. Since 1985, Mr. Rector has been the Principal of The David Stephen Group, which provides enterprise consulting services to emerging and developing companies in a variety of industries. Since November 2012 through present, Mr. Rector has served as the CEO and President of Valor Gold. Since February 2012 through present, Mr. Rector has served as the VP Finance & Administration of Pershing Gold Corp. From May 2011 through February 2012, Mr. Rector served as the President of Sagebrush Gold, Ltd. From October 2009 through August 2011, Mr. Rector had served as President and CEO of Li3 Energy, Inc. From July 2009 through May 2011, Mr. Rector had served as President and CEO of Nevada Gold Holdings, Inc. From September 2008 through November 2010, Mr. Rector served as President and CEO Universal Gold Mining Corp. Since October 2007 through present, Mr. Rector has served as President and CEO of Standard Drilling, Inc. From May 2004 through December 2006, Mr. Rector had served in senior management positions with Nanoscience Technologies, Inc., a development stage company engaged in the development of DNA Nanotechnology. From 1983 until 1985, Mr. Rector served as President and General Manager of Sunset Designs, Inc., a domestic and international manufacturer and marketer of consumer product craft kits, and a wholly-owned subsidiary of Reckitt & Coleman N.A. From 1980 until 1983, Mr. Rector served as the Director of Marketing of Sunset Designs. From 1971 until 1980, Mr. Rector served in progressive roles in the financial and product marketing departments of Crown Zellerbach Corporation, a multi-billion dollar pulp and paper industry corporation. Mr. Rector received a Bachelor of Science degree in Business/Finance from Murray State University in 1969. As a result of these professional and other experiences, Mr. Rector has a deep business understanding of developing companies. Mr. Rector also brings corporate governance experience through his service on other company boards.

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

Based solely on our review of the copies of such forms received by us and upon written representations of the Reporting Persons received by us, we believe that there has been compliance with all Section 16(a) filing requirements applicable to our Reporting Persons, with the following exceptions: Dr. Waksal filed a Form 4 on October 5, 2012 to report the conversion of Series B Convertible Preferred Stock into shares of Common Stock on August 8, 2012; and Mr. Forbes filed a Form 4 on October 5, 2012 to report the conversion of Series B Convertible Preferred Stock into shares of Common Stock on August 8, 2012.

Code of Business Ethics and Conduct

On March 17, 2003, our board adopted a Code of Business Ethics and Conduct, which may also be found on our website at www.senesco.com. Our Code of Ethics contains written standards designed to deter wrongdoing and to promote:

⋅	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
⋅	full, fair, accurate, timely, and understandable disclosure in reports and documents filed with the SEC and in other public communications made by the Company;
⋅	compliance with applicable governmental laws, rules and regulations;
⋅	the prompt internal reporting of violations of our Code of Ethics to an appropriate person or persons identified in our Code of Ethics; and
⋅	accountability for adherence to our Code of Ethics.

Each of our employees, officers and directors completed a signed certification to document his or her understanding of and compliance with our Code of Ethics.

Audit Committee

Our Audit Committee was established in July 1999. On March 11, 2011, our board adopted an Amended and Restated Audit Committee Charter. The primary responsibilities of our Audit Committee include:

⋅	appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;

⋅	overseeing the work of our independent registered public accounting firm, including through the receipt and consideration of certain reports from our independent registered public accounting firm;

⋅	reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures;

⋅	monitoring our internal control over financial reporting, disclosure controls and procedures and code of business conduct and ethics;

⋅	discussing our risk management policies;

⋅	establishing policies regarding hiring employees from our independent registered public accounting firm and procedures for the receipt and retention of accounting related complaints and concerns;

⋅	meeting independently with our independent registered public accounting firm and management; and

⋅	preparing the audit committee report required by SEC rules.

Our Audit Committee is currently comprised of John N. Braca, David Rector and Rudolf Stalder. Mr. Braca currently serves as the chairman of the Audit Committee. Although we are not currently subject to audit committee independence requirements, we have, nevertheless,, in determining whether our Audit Committee members are independent, we use the definition of independence provided under Section 803 of the NYSE MKT Company Guide. The NYSE MKT currently requires an Audit Committee comprised solely of independent directors. Messrs. Braca, Rector and Stalder are “independent” members of our board as defined in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 803 of the NYSE MKT Company Guide. In addition, our board of directors has determined that Mr. Braca satisfies the definition of an audit committee “financial expert” as set forth in Item 407(d) (5) of Regulation S-K promulgated by the SEC. Our Audit Committee held four (4) meetings during Fiscal 2013.

Director Candidates

The process followed by our Nominating and Corporate Governance Committee to identify and evaluate director candidates includes requests to board members and others for recommendations, meetings from time to time to evaluate biographical information and background material relating to potential candidates and interviews of selected candidates by members of the committee and the board.

In considering whether to recommend any particular candidate for inclusion in the board’s slate of recommended director nominees, our Nominating and Corporate Governance Committee will apply the criteria contained in the committee’s charter. These criteria include, but are not limited to, the candidate’s integrity, business acumen, knowledge of our business and industry, age, experience, diligence, conflicts of interest and the ability to act in the interests of all stockholders. Our Nominating and Corporate Governance Committee does not assign specific weights to particular criteria and no particular criterion is a prerequisite for each prospective nominee. In addition, although we do not have a formal diversity policy, we review diversity as one of the criteria for nomination. We believe that the backgrounds and qualifications of our directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will allow the board to fulfill its responsibilities.

Stockholders may recommend individuals to our Nominating and Corporate Governance Committee for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials and a statement as to whether the stockholder or group of stockholders making the recommendation has beneficially owned more than $2,000 in market value, or 1%, of our common stock for at least one (1) year as of the date such recommendation is made, to: Nominating and Corporate Governance Committee, c/o Corporate Secretary, Senesco Technologies, Inc., 721 Route 202/206, Suite 130, Bridgewater, NJ 08807. Assuming that appropriate biographical and background material has been provided on a timely basis, the committee will evaluate stockholder-recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others.

Item 11.     Executive Compensation.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis explains the principles underlying our compensation policies and decisions and the principal elements of compensation paid to our executive officers during Fiscal 2013 and as anticipated for Fiscal 2014. Our Chief Executive Officer, Chief Financial Officer and all of our other executive officers included in the Summary Compensation Table will be referred to as the “named executive officers” for purposes of this discussion.

Compensation Objectives and Philosophy

The Compensation Committee, also referred to herein as the Committee, of the board is responsible for the following:

⋅	annually reviewing and approving, or recommending for approval by our board, the corporate goals and objectives relevant to executive officer compensation;

⋅	reviewing and approving, or recommending for approval by our board, the salaries and incentive compensation of our executive officers;

⋅	preparing the Compensation Committee report, including the Compensation Discussion and Analysis;

⋅	administering our 2008 Incentive Compensation Plan, or similar stock plan adopted by our stockholders; and

⋅	reviewing and making recommendations to our board with respect to director compensation.

As part of this process, the Committee seeks to accomplish the following objectives with respect to our executive compensation programs:

⋅	to motivate, recruit and retain executives capable of meeting our strategic objectives;

⋅	to provide incentives to ensure superior executive performance and successful financial results for us; and

⋅	to align the interests of executives with the long-term interests of our stockholders.

The Committee seeks to achieve these objectives by:

⋅
linking a substantial portion of compensation to our achievement of long-term and short-term research and development objectives and financial objectives and the individual’s contribution to the attainment of those objectives;

⋅
providing long-term equity-based incentives and encouraging direct share ownership by executives with the intention of providing incentive-based compensation to encourage a long-term focus on company profitability and stockholder value; and

⋅	understanding the marketplace and establishing a compensation structure that is adjusted for our position in the marketplace and our current financial condition and limited capital resources.

Setting Executive Compensation

For Fiscal 2013, the Committee’s objective was to target each component of compensation listed below to be competitive with comparable positions at peer group companies, and to target the total annual compensation of each named executive officer at the appropriate level for comparable positions at the competitive peer group companies.

During the compensation review process for Fiscal 2013, the Committee engaged J. Richard and Co., also referred to herein as J. Richard, a nationally recognized compensation consulting firm, as its compensation consultant, on an as needed basis regarding its proposed programs and approaches to compensation during Fiscal 2013, for which J. Richard was compensated. Other than as described above, J. Richard did not provide any additional services to the Committee or Senesco for Fiscal 2013, and compensation to J. Richard for services rendered in Fiscal 2013 was less than $120,000.

The Committee elected to identify various companies in the biotech sector it felt were somewhat close in scope of operation to Senesco. It became evident, as in prior years, that due to the key banner points listed above (the breadth of operations in general, executive officers scope of duties and responsibilities, position in the life cycle, financial responsibilities, capitalization and size of management staff) it is very difficult to identify such public entities for comparative purposes. For Fiscal 2013, the companies we elected to evaluate were as follows: Access Pharmaceuticals (ACCP); Adventrx (ANX); Poniard (PARD); Cortex Pharmaceuticals (CORX.OB); Callisto Pharmaceuticals (CLSP.OB); RXi Pharmaceuticals (RXII); Titan Pharmaceuticals (TTNP.OB); Oxigene (OXGN); Entremed (ENMD); and Silence Therapeutics (SLNCF). For Fiscal 2014, the companies we elected to evaluate were as follows: Access Pharmaceuticals (ACCP); Mast Therapeutics (MSTX); Cortex Pharmaceuticals (CORX); RXi Pharmaceuticals (RXII); Titan Pharmaceuticals (TTNP); Oxigene (OXGN); Entremed (ENMD); and Silence Therapeutics (SLN). In selecting companies to survey for such compensation purposes, the Committee considered many factors not directly associated with the stock price performance of those companies, such as geographic location, development stage, organizational structure and market capitalization. For this reason, there is not a meaningful correlation between the companies included within the peer group identified for comparative compensation purposes and the companies included within the RDG Micro Biotechnology Index. Because the biotechnology industry is a dynamic industry, our comparator group is periodically updated to ensure that companies continue to meet established criteria and remain similar in scope of operation to us.

In determining the compensation of each named executive officer, the Committee also considers a number of other factors, including our recent performance and the named executive officer’s individual performance, the Chief Executive Officer’s recommendations and the importance of the executive’s position and role in relation to execution of our strategic plan. There is no pre-established policy for allocation of compensation between cash and non-cash components or between short-term and long-term components. Instead, the Committee determines the mix of compensation for each named executive officer based on its review of the competitive data, its subjective analysis of that individual’s performance and contribution to our financial performance, the financial strength and outlook of Senesco and, most of all, what is considered fair and reasonable based on the scope of operations and responsibilities of the officer. For the Chief Executive Officer, for Fiscal 2013, the Committee set his performance targets and compensation levels based upon the Committee’s review and analysis of his performance and the factors described above. For other named executive officers, the Committee sets performance targets and compensation levels after taking into consideration recommendations from the Chief Executive Officer. As part of this process, the Committee considers a number of factors important to our stockholders, including ongoing concerns over the dilutive effect of option grants on our outstanding shares, the compensation expense we must take for financial accounting purposes in accordance with FASB Accounting Standards Codification Topic 718 (ASC 718, Compensation-Stock Compensation) with respect to option grants in relation to the actual value anticipated to be delivered to our executive officers from such awards, and the market volatility of our stock.

Impact of 2013 Say-on-Pay Vote: The most recent stockholder advisory vote on executive officer compensation required under the federal securities laws was held on March 28, 2013. More than 93 percent of the votes cast on such proposal were in favor of the compensation of the named executive officers, as that compensation was disclosed in the Compensation Discussion and Analysis and the various compensation tables and narrative that appeared in the Company’s proxy statement dated February 26, 2013. Based on that level of stockholder approval, the Committee decided not to make any material changes to the Corporation’s compensation philosophies, policies and practices for the remainder of the 2013 fiscal year or for compensation decisions made in August 2013 with respect to the 2014 fiscal year compensation of the named executive officers. However, the Committee will continue to take into account future stockholder advisory votes on executive compensation and other relevant market developments affecting executive officer compensation in order to determine whether any subsequent changes to the Corporation’s executive compensation programs and policies would be warranted to reflect any stockholder concerns reflected in those advisory votes or to address market developments. Based on the voting preference of our stockholders, the frequency of future Say-on-Pay votes will be every three years. Accordingly, the next stockholder advisory vote on executive officer compensation will occur at the 2016 annual meeting.

Components of Compensation

For Fiscal 2013, our executive compensation program included the following components:

⋅	base salary; and
⋅	annual short-term equity incentives.

Currently, for Fiscal 2014, our executive compensation program includes the following components:

⋅	base salary; and
⋅	annual short-term equity incentives.

The Committee seeks to align the named executive officers’ and stockholders’ interests in a pay for performance environment. The Committee also reviews the compensation metrics of the Chief Executive Officer versus the other named executive officers. Although certain percentages and allocations may differ, the overall cash and equity compensation package of the CEO is not materially greater than the overall cash and equity compensation package of each other named executive officer. On average, a large portion of an executive officer's total compensation is at risk, with the amount actually paid tied to achievement of pre-established objectives and individual goals.

The Committee wishes to provide additional compensation to all of the named executive officers, including the Chief Executive Officer, through the development of incentive programs based on the named executives performance and attainment of stated objectives that enhance stockholder value in order to (i) link a substantial portion of their compensation to the achievement of short-term objectives and (ii) to save cash given our limited capital resources.

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

When compared to comparable positions at the competitive peer group companies, it is the Committee’s objective to target the base compensation level of executive officers approximately around the 50th percentile because of our current financial position. However, historically, the base compensation level for our executive officers has been below the 25th percentile of competitive peer group companies. In determining the compensation of each executive officer, the Committee also considers a number of other factors, including recent Senesco and individual performance, the officer’s position and responsibilities and the CEO’s recommendations (with respect to officers other than the CEO).

Base Salary for Fiscal 2013 – For Fiscal 2013, after review of the factors discussed above, the following named executive officers’ salaries were increased as follows:

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

Base Salary for Fiscal 2014 – For Fiscal 2014, after a review of the factors discussed above, the following named executive officer’s salaries were increased as follows.

		2014		2013		%
Name	Title	Salary		Salary		Increase

Leslie J. Browne, Ph.D.	President and Chief Executive Officer	$271,000		$271,000		0%

John E. Thompson, Ph.D.	Executive Vice-President and Chief Scientific Officer	$70,000	(1)	$70,000	(1)	0%

Joel P. Brooks	Chief Financial Officer, Secretary and Treasurer	$176,000		$176,000		0%

Richard Dondero	Vice-President of Research and Development	$159,000		$159,000		0%

(1)	Represents consulting fees paid under a consulting agreement.

In light of the Company’s performance and financial position, the Committee determined that it would not award salary increases to management at this time for Fiscal 2014, but reserved the right to increase salaries at a later date.

Annual Bonuses for Fiscal 2013– There were no bonuses granted for Fiscal 2013.

Annual Bonuses for Fiscal 2014– Bonuses will be determined at the discretion of the board after the end of the fiscal year based upon the recommendation of the Committee.

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

⋅      Contributions relating to the development of our SNS01-T assets:

o      Maintain schedule to complete multiple myeloma study in the second half of fiscal 2013;
o      Plan a clinical study for SNS01-T in B cell cancers in addition to multiple myeloma;
o      Validate preclinical candidate for approval for IND preparation; and
o      Develop an improved SNS01-T formulation;

⋅      Contributions relating to finance objectives:

o      Improve the capital resources of the company through a financing transaction; and
o      Regain and maintain NYSE MKT compliance;

⋅      Contributions relating to corporate development:

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

The Committee identified additional individual performance goals and objectives for Fiscal 2013 for Messrs. Brooks and Dondero, Dr. Browne and Dr. Thompson. Mr. Brooks’s goals and objectives primarily include raising capital through financings, regaining and maintaining NYSE MKT compliance and increasing Senesco’s trading volume. Mr. Dondero’s goals and objectives primarily include management of Senesco’s clinical trials, initiation of new clinical trials for our SNS01-T assets and expanding our product portfolio. Dr. Browne’s goals and objectives primarily include the completion of the current clinical trial for SNS01-T, planning of the upcoming Phase 2 clinical trial and the expansion of Senesco’s product portfolio. Dr. Thompson’s goals primarily include demonstrating the pre-clinical effects of SNS01-T in combination with certain approved therapeutic products and developing an improved SNS01-T formulation.

In October 2012, the Committee determined to award the following options to purchase shares of our common stock, par value $0.01, to the following named executive officers in connection with the short-term goals and objectives for Fiscal 2013:

Leslie J. Browne, Ph.D.	1,365,000
Joel Brooks	780,000
Richard Dondero	780,000
John E. Thompson, Ph.D.	780,000

The option awards allotted for completion of Fiscal 2013 goals and objectives were allocated to the following named executive officers as follows – Dr. Browne: 35%, Mr. Brooks: 20%, Mr. Dondero: 20%, Dr. Thompson: 20%, and 5% of the option awards will be allocated at the Committee’s discretion for outstanding performance to assist Senesco in reaching such goals. Such options were granted on November 16, 2012, which was two days after the filing of our quarterly report on Form 10-Q for the quarter ended September 30, 2012, and had an exercise price equal to the closing price of the common stock on November 16, 2012. The options vest on the basis of a two-step process. First, options vest based on attainment of the pre-established corporate and individual performance goals. Second, the options that are earned based on attainment of performance will vest with respect to twenty-five percent (25%) of such options on the first anniversary of the date of grant with the balance vesting at a rate of 1/36 for each month thereafter, subject to the executive officer’s continued service through each applicable vesting date. No options will vest if the Committee has determined that the performance metrics have not been met.

In August 2013, the Committee determined that the performance metrics had not been fully met. Therefore, a percentage of the options granted in November 2012 were forfeited as follows:

Name	Initial Grant	Performance Adjustment Percentage	Options Retained	Options Forfeited
Leslie J. Browne, Ph.D.	1,365,000	75%	341,250	1,023,750
Joel Brooks	780,000	75%	195.000	585,000
Richard Dondero	780,000	75%	195,000	585,000
John E. Thompson, Ph.D.	780,000	75%	195,000	585,000

The remaining retained options will continue to vest pursuant to the vesting schedule set forth above.

Short-Term Incentive Plan for Fiscal 2014 – The Committee, in coordination with our Chief Executive Officer, established our short-term goals and objectives for Fiscal 2014, which include the following:

⋅      Contributions relating to the development of our SNS01-T assets:

o  Complete the current phase 1b/2a study in multiple myeloma;
o  Plan a clinical study for SNS01-T in B cell cancers in addition to multiple myeloma;
o  Develop an eIF5A based therapy for another indication; and
o  Develop an effective follow-up SNS01-T formulation;

⋅      Contributions relating to finance objectives:

o  Improve the capital resources of the company; and
o  Regain a listing on a major stock exchange;

⋅      Contributions relating to corporate development:

o  Expand product portfolio; and
o  Integrate business acquisitions.

The foregoing goals and objectives were generally weighted as follows: 40% for contributions relating to the development of our SNS01-T assets; 40% to contributions relating to finance objectives; and 20% to contributions relating to corporate development. However, the specific weighting varied from executive officer to executive officer, in order to reflect that officer’s specific duties and responsibilities.

The Committee identified additional individual performance goals and objectives for Fiscal 2014 for Dr. Browne, Messrs. Brooks and Dondero and Dr. Thompson. Dr. Browne’s goals and objectives primarily include the completion of the current clinical trial for SNS01-T, raising capital through financings, planning of the upcoming Phase 2 clinical trial and the expansion of Senesco’s product portfolio. Mr. Brooks’s goals and objectives primarily include raising capital through financings, regaining a listing on a major stock exchange, developing relationships with brokers, funding organizations and health organizations and developing certain financial planning models for Senesco. Mr. Dondero’s goals and objectives primarily include management of Senesco’s clinical trials, planning of new clinical trials for our SNS01-T assets, development of an improved and more cost effective formulation of SNS01-T and expanding our product portfolio. Dr. Thompson’s goals primarily include developing an eIF5A based therapy for another cancer indication and developing an improved and more cost effective SNS01-T formulation.

In August 2013, the Committee determined to award the following options to purchase shares of our common stock, par value $0.01, to the following named executive officers in connection with the short-term goals and objectives for Fiscal 2014:

Leslie J. Browne, Ph.D.	1,723,000
Joel Brooks	985,000
Richard Dondero	985,000
John E. Thompson, Ph.D.	985,000

The option awards allotted for completion of Fiscal 2014 goals and objectives will be allocated to the following named executive officers as follows – Dr. Browne: 35%, Mr. Brooks: 20%, Mr. Dondero: 20%, Dr. Thompson: 20%, and 5% of the option awards will be allocated at the Committee’s discretion for outstanding performance to assist Senesco in reaching such goals. Such options will be granted two days after the filing of our annual report on Form 10-K for the year ended June 30, 2013, and will have an exercise price equal to the closing price of the common stock on such date. The options vest on the basis of a two-step process. First, options vest based on attainment of the pre-established corporate and individual performance goals. Second, the options that are earned based on attainment of performance will vest with respect to twenty-five percent (25%) of such options on the first anniversary of the date of grant with the balance vesting at a rate of 1/36 for each month thereafter, subject to the executive officer’s continued service through each applicable vesting date. No options will vest if the Committee has determined that the performance metrics have not been met.

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

We do not believe that the performance-based nature of the executive compensation program encourages excessive risk-taking by our executive officers that would threaten our economic viability. In Fiscal 2013, the Compensation Committee’s performance milestones under the stock option grants for certain clinical objectives were focused on the achievement of specific milestones, rather than a successful outcome. The Compensation Committee believes that this strategy protects against the potential of short-term incentives to encourage excessive risk taking. In addition, long-term equity awards tied to the value of our common stock represent a significant component of an executive officer’s total direct compensation, as evidenced by the compensation breakdown contained in the Summary Compensation Table that follows. Those awards promote a commonality of interest between the executive officers and our stockholders in sustaining and increasing stockholder value. Because the equity awards are typically made on an annual basis to the executive officers, those officers always have unvested awards outstanding that could decrease significantly in value if our business is not managed to achieve its long term goals. Accordingly the overall compensation structure is not overly-weighted toward short-term incentives, and we have taken what we believe are reasonable steps to protect against the potential of disproportionately large short-term incentives that might encourage excessive risk taking.

Executive Benefits and Perquisites

In General – The named executive officers are also provided with certain market competitive benefits, described below. It is the Committee’s belief that such benefits are necessary for us to remain competitive and to attract and retain top caliber executive officers, since such benefits are typically provided by companies in the biotechnology industry and with other companies with which we compete for executive talent.

Retirement Benefits – The named executive officers may participate in the company-wide 401(k) plan. Generally, we do not make any contributions to the 401(k) plan and do not have any additional retirement benefits. During Fiscal 2012, due to an anomaly in the rules, the Company contributed $9,800 to the 401(k) plan for the benefit of Leslie J. Browne, Ph.D. Due to the plan structure and the rules regarding 401K plans, since Dr. Browne began his employment with the Company in May 2010 and our plan year ended June 30, 2010, he only was compensated for two months during the plan year ended June 30, 2010. As the rules do not provide for annualizing his compensation for purposes of determining whether he is a highly or non-highly compensated participant, he was deemed a non-highly compensated participant for that year and the Company was required to make a contribution on his behalf.

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

IRC Section 162(m) compliance

As a result of Section 162(m) of the Internal Revenue Code, publicly-traded companies such as us are not allowed a federal income tax deduction for compensation, paid to the Chief Executive Officer and the three other highest paid executive officers, to the extent that such compensation exceeds $1 million per officer in any one year and does not otherwise qualify as performance-based compensation. Currently, our stock option compensation packages are structured so that compensation deemed paid to an executive officer in connection with the exercise of a stock option should qualify as performance-based compensation that is not subject to the $1 million limitation. However, other awards, like restricted stock units (“RSU’s”) that may be granted under our stock incentive plans may or may not so qualify. In establishing the cash and equity incentive compensation programs for the executive officers, it is the Committee’s view that the potential deductibility of the compensation payable under those programs should be only one of a number of relevant factors taken into consideration, and not the sole governing factor. For that reason the Committee may deem it appropriate to continue to provide one or more executive officers with the opportunity to earn incentive compensation, including cash bonus programs tied to our financial performance and RSU awards, which may be in excess of the amount deductible by reason of Section 162(m) or other provisions of the Internal Revenue Code. It is the Committee’s belief that cash and equity incentive compensation must be maintained at the requisite level to attract and retain the executive officers essential to our financial success, even if part of that compensation may not be deductible by reason of the Section 162(m) limitation.

It is important to note that as of June 30, 2013, the Company had net operating loss carryforwards for federal income tax purposes. These loss carryforwards would defer the impact of any deductions that the Company might lose under Section 162(m) for one or more of those carryforward years.

For Fiscal 2013, none of our executive officer’s compensation reached the $1 million limitation. The Committee will continue to evaluate such $1 million limitation in Fiscal 2014.

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed the Compensation, Discussion and Analysis with management, and based on this review and these discussions, the Compensation Committee recommended to the board that the Compensation, Discussion and Analysis be included in Senesco’s Annual Report on Form 10-K.

This report is submitted on behalf of the
Compensation Committee
David Rector, Chairman
John N. Braca

Other Compensation

Summary Compensation Table

The following table sets forth information concerning compensation for services rendered in all capacities during the fiscal years ended June 30, 2013, June 30, 2012 and June 30, 2011 awarded to, earned by or paid to: (i) our Chief Executive Officer; (ii) our Chief Financial Officer; and (iii) each of our two other executive officers whose total compensation for Fiscal 2013 was in excess of $100,000, collectively referred to herein as the named executive officers. No other executive officers who would have otherwise been includable in such table on the basis of total compensation for Fiscal 2013 have been excluded by reason of their termination of employment or change in executive status during that year.

Name and Principal Position	Year (1)	Salary ($) (2)	Bonus ($)	Stock Awards ($) (3)	Option Awards ($) (4)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (5)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Leslie J. Browne, Ph.D.	2013	$273,860	-	-	$180,180	-	-	-	$454,040
(President and Chief Executive Officer)	2012	$266,322	-	-	$151,515	-	-	$9,800	$427,637
	2011	$250,468	-	-	$154,425	-	-	-	$404,893
Joel Brooks	2013	$178,045	-	-	$102,960	-	-	-	$281,005
(Chief Financial Officer , Secretary and Treasurer)	2012	$172,682	-	-	$86,580	-	-	-	$259,262
	2011	$165,976	-	$2,600	$90,525	-	-	-	$259,101
Richard Dondero	2013	$161,041	-	-	$102,960	-	-	-	$264,001
(Vice-President of Research and Development)	2012	$155,775	-	-	$86,580	-	-	-	$242,355
	2011	$148,827	-	-	$90,525	-	-	-	$239,352
John E. Thompson Ph.D.	2013	$67,500	-	-	$102,960	-	-	-	$170,460
(Executive Vice-President and Chief Scientific Officer)	2012	$67,500	-	-	$86,580	-	-	-	$154,080
	2011	$65,000	-	-	$90,525	-	-	-	$155,525
_______________

(1)	Senesco’s fiscal year ends on June 30.

(2)	Such amount represents actual salary paid, including such amounts deferred in connection with our 401K plan.

(3)     The amounts shown are the grant date fair value of RSU’s awarded to each named executive officer in each year. The fair values of the RSU’s awarded were calculated based on the fair market value of the underlying shares of common stock on the respective grant dates in accordance with FASB ASC Topic 718 and were not adjusted to take into account any estimated forfeitures.

(4)    The amounts shown are the grant date fair value of stock options granted to each named executive officer, in accordance with FASB ASC Topic 718 pursuant to the Black-Scholes pricing model. For a discussion of valuation assumptions used in the calculations, see Notes 2 and 10 of Notes to Consolidated Financial Statements included in Part II, Item 8 of our 2013 Form 10-K. The grant date fair values used to calculate such compensation costs were not adjusted to take into account any estimated forfeitures. In October 2012, the Committee determined that the performance metrics for the 2012 grants had not been fully met. Therefore, a percentage of the options granted in Fiscal 2012 were forfeited as follows:

	Original	Percentage	Options	Grant Date
	Grant	Forfeited	Forfeited	Fair Value

Leslie J. Browne, Ph.D.	819,000	55%	450,450	$83,333
Joel Brooks	468,000	60%	280,800	$51,948
Richard Dondero	468,000	60%	280,800	$51,948
John E. Thompson, Ph.D.	468,000	30%	140,400	$25,974

In August 2013, the Committee determined that the performance metrics for the Fiscal 2013 grants had not been fully met. Therefore, a percentage of the options granted in Fiscal 2013 were forfeited as follows:

	Original	Percentage	Options	Grant Date
	Grant	Forfeited	Forfeited	Fair Value

Leslie J. Browne, Ph.D.	1,365,000	75%	1,023,750	$135,135
Joel Brooks	780,000	75%	585,000	$77,220
Richard Dondero	780,000	75%	585,000	$77,220
John E. Thompson, Ph.D.	780,000	75%	585,000	$77,220

The grant date fair values used to calculate such compensation costs were not adjusted to take into account the effect of the forfeitures.

(5) Represents company contribution to the 401(k) plan.

Grants of Plan-Based Awards

The following Grants of Plan Based Awards table provides additional information about stock and option awards and equity incentive plan awards granted to our named executive officers during the fiscal year ended June 30, 2013.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Under- lying	Exercise or Base Price of Option	Grant Date Fair Value of Equity
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold(#)	Target (#)	Maximum (#)	or Units (#)	Options (#)	Awards ($/Sh)	Awards ($)(1)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)
Leslie J. Browne, Ph.D.	11/16/2012	-	-	-	-	1,365,000	1,365,000	-	-	$0.165	$180,180
John E. Thompson, Ph.D.	11/16/2012	-	-	-	-	780,000	780,000	-	-	$0.165	$102,960
Joel P. Brooks	11/16/2012	-	-	-	-	780,000	780,000	-	-	$0.165	$102,960
Richard Dondero	11/16/2012	-	-	-	-	780,000	780,000	-	-	$0.165	$102,960

(1) The amounts shown are the grant date fair value of stock options granted to each named executive officer, in accordance with FASB ASC Topic 718 pursuant to the Black Scholes pricing model. For a discussion of valuation assumptions used in the calculations, see Notes 2 and 10 of Notes to Consolidated Financial Statements included in Part II, Item 8 of our 2013 Form 10-K. The grant date fair values used to calculate such compensation costs were not adjusted to take into account any estimated forfeitures. In August 2013, the Committee determined that the performance metrics had not been fully met. Therefore, a percentage of the options granted in Fiscal 2013 were forfeited as follows:

	Original	Percentage	Options	Grant Date
	Grant	Forfeited	Forfeited	Fair Value

Leslie J. Browne, Ph.D.	1,365,000	75%	1,023,750	$135,135
Joel Brooks	780,000	75%	585,000	$77,220
Richard Dondero	780,000	75%	585,000	$77,220
John E. Thompson, Ph.D.	780,000	75%	585,000	$77,220

The grant date fair values used to calculate such compensation costs were not adjusted to take into account the effect of the forfeitures.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the equity awards we have made to our named executive officers which are outstanding as of June 30, 2013.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexer- cisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)		(c)	(d)		(e)	(f)	(g)	(h)	(i)	(j)
Leslie J. Browne, Ph.D.	-		-	1,365,000	(1)(5)	$0.165	11/16/2022	-	-	-	-
	122,850	(1)	-	245,700	(1)	$0.23	09/30/2021	-	-	-	-
	256,772	(1)	-	468,228	(1)	$0.26	11/17/2020	-	-	-	-
	222,219	(1)	-	777,781	(1)	$0.55	05/25/2020	-	-	-	-
Joel P. Brooks	-		-	780,000	(1)(5)	$0.165	11/16/2022	-	-	-	-
	52,650	(1)	-	134,550	(1)	$0.23	9/30/2021	-	-	-	-
	150,522	(1)	-	274,478	(1)	$0.26	11/17/2020	-	-	-	-
	300,000	(2)	-	-		$0.29	02/19/2020	-	-	-	-
	15,000	(3)	-	-		$3.15	12/16/2013	-	-	-	-
	20,000	(3)	-	-		$3.45	12/16/2014	-	-	-	-
	25,000	(3)	-	-		$1.40	12/14/2015	-	-	-	-
	25,000	(3)	-	-		$1.08	12/14/2016	-	-	-	-
Richard Dondero	-		-	780,000	(1)(5)	$0.165	11/16/2022	-	-	-	-
	52,650	(1)	-	134,550	(1)	$0.23	09/30/2021	-	-	-	-
	150,522	(1)	-	274,478	(1)	$0.26	11/17/2020	-	-	-	-
	300,000	(2)	-	-		$0.29	02/19/2020	-	-	-	-
	10,000	(3)	-	-		$3.45	12/16/2014	-	-	-	-
	25,000	(3)	-	-		$1.40	12/14/2015	-	-	-	-
	25,000	(3)	-	-		$1.08	12/14/2016	-	-	-	-
	71,924	(4)	-	-		$0.99	12/13/2017	-	-	-	-
	60,000	(4)	-	-		$0.99	12/13/2017	-	-	-	-
	76,000	(4)	-	-		$0.60	11/19/2018	-	-	-	-
John E. Thompson Ph.D.	-		-	780,000	(1)(5)	$0.165	11/16/2022	-	-	-	-
	157,950	(1)	-	169,650	(1)	$0.23	09/30/2021	-	-	-	-
	150,522	(1)	-	274,478	(1)	$0.26	11/17/2020	-	-	-	-
	20,000	(3)	-	-		$3.15	12/16/2013	-	-	-	-
	55,000	(3)	-	-		$3.45	12/16/2014	-	-	-	-
	20,000	(3)	-	-		$1.40	12/14/2015	-	-	-	-
	25,000	(3)	-	-		$1.08	12/14/2016	-	-	-	-
	52,676	(4)	-	-		$0.99	12/13/2017	-	-	-	-
	50,000	(4)	-	-		$0.99	12/13/2017	-	-	-	-
	48,000	(4)	-	-		$0.60	11/19/2018	-	-	-	-

(1)	One-quarter of such options will vest on the first anniversary of the date of grant with one-thirty-sixth of the balance vesting each month thereafter.
(2)	60,000 of such options vested on the date of grant and an additional 60,000 of such options vested on each of June 30, 2010 and June 30, 2011. An additional 60,000 of such options will vest on each of June 30, 2012 and June 30, 2013.
(3)	One-third of such options vested on the date of grant and an additional one-third of such options vested on each of the first and second anniversary of the date of grant.
(4)	Such amounts consist of performance based options which vest upon the achievement of certain milestones under our long-term incentive plan and continued service.
(5)	Such amounts consist of performance based options which vest upon the achievement of certain milestones under our stock incentive plan and continued service. In August 2013, the Committee determined that the performance metrics had not been fully met. Therefore, a percentage of the options granted in Fiscal 2013 were forfeited as follows:

	Original	Percentage	Options
	Grant	Forfeited	Forfeited

Leslie J. Browne, Ph.D.	1,365,000	75%	1,023,750
Joel Brooks	780,000	75%	585,000
Richard Dondero	780,000	75%	585,000
John E. Thompson, Ph.D.	780,000	75%	585,000

The equity awards outstanding as of June 30, 2013 were not adjusted to take into account the effect of the forfeitures.

Option Exercises and Stock Vested

There were no option exercises and stock vested activity for our named executive officers during the year ended June 30, 2013.

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

Equity Grants Fiscal 2013:

We do not automatically grant options or other equity to our board. Our Compensation Committee reviews the equity program each year with its compensation consultant and determines the appropriate level of the equity awards.

Effective November 16, 2012, the Committee granted the following options to the non-employee directors for their service during Fiscal 2012:

Director	Total # of Options Granted
Harlan W. Waksal, M.D.	420,000	(1)
Rudolf Stalder	210,000	(1)
Christopher Forbes	252,000	(1)
Thomas C. Quick	210,000	(1)
John N. Braca	294,000	(1)
David Rector	294,000	(1)
Jack Van Hulst	210,000	(1)
Warren J. Isabelle	210,000	(1)
___________________

(1) Such grants vest as follows: one-half (1/2) upon the date of grant and the remaining one-half (1/2) will vest one (1) year from the date of grant, subject to continued board service through the vesting date.

In addition, certain board members received additional equity awards in lieu of cash compensation as more fully described below.

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
___________________

(1)	$750 for telephonic meetings (less than 30 minutes: $375).

(2)	$375 for telephonic meetings.

Such cash compensation is paid in quarterly increments. A director may elect to receive, in lieu of such cash payments, either (i) restricted stock units, or RSU’s, covering that number of shares having a fair market value on the grant date equal to such cash award or (ii) options in an amount equal to twice the number of RSU’s that would have been received. Such election to receive (y) cash or (z) equity in the form of RSU’s or options applies for the entire year. In Fiscal 2013, Messrs. Braca and Rector, elected to receive their retainer fees in cash and their meeting fees in options, and Mr. Isabelle, elected to receive his fees in cash. All other directors elected to receive options in lieu of retainer and meeting fees. The options for each quarter are granted effective two (2) days following the filing of our quarterly reports on Form 10-Q for that quarter and are fully vested as of the grant date. The exercise price of the options will be the closing price on the grant date.

In August 2013, the compensation committee decided to keep director compensation for Fiscal 2014 consistent with the compensation program for 2013. The directors have all elected to receive options in lieu of cash for Fiscal 2014, except for Mr. Isabelle who elected to receive his fees in cash. We provide reimbursement to directors for reasonable and necessary expenses incurred in connection with attendance at meetings of the board of directors and other Senesco business.

Director Compensation

The table below shows the compensation paid or awarded to our non-employee directors (other than Dr. Thompson) during the fiscal year ended June 30, 2013.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Rudolf Stalder	—	—	$63,953	—	—	—	$63,953
Christopher Forbes	—	—	$39,232	—	—	—	$39,232
Thomas C. Quick	—	—	$51,559	—	—	—	$51,559
John N. Braca	$14,500	—	$56,546	—	—	—	$71,046
David Rector	$14,500	—	$61,390	—	—	—	$75,890
Jack Van Hulst	—	—	$54,448	—	—	—	$54,448
Harlan W. Waksal, M.D.	—	—	$95,960	—	—	—	$95,960
Warren J. Isabelle	$24,250	—	$26,670	—	—	—	$50,920

______________________
(1)
Represents the aggregate grant date fair value for stock options granted in Fiscal 2013 as described below calculated in accordance with the FASB ASC Topic 718 and were not adjusted to take into account any estimated forfeitures. For information regarding assumptions underlying the FASB ASC Topic 718 valuation of equity awards, see Notes 2 and 10 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

As described above, our non-employee directors (other than Mr. Isabelle and Messrs. Braca and Rector (only with respect to their retainer fees)) have elected to receive option grants in lieu of their cash compensation. Accordingly, on November 16, 2012, February 16, 2013, and May 17, 2013, each of these non-employee directors received options to purchase shares of our common stock pursuant to the provisions of the 2008 Stock Plan. Additionally, on November 16, 2012, the non-employee directors were granted additional options for their service during Fiscal 2012. The options have an exercise price of $0.165 per share, $0.165 per share, $0.135 per share and $0.043 per share, respectively, the fair market value of the common stock on the grant dates (except for the grants to Christopher Forbes, which have exercise prices of $0.18 per share, $0.18 per share, $0.15 per share and $0.043 per share, respectively (110% of the fair market value of the common stock on the grant date).

The following table sets forth information relating to options granted to the directors during Fiscal 2013.

Director	Option Grant Date	Exercise Price	# of Shares		Grant Date Fair Value
Rudolf Stalder	05/17/2013	$0.043	296,512		$9,192
	02/16/2013	$0.135	119,318		$11,455
	11/16/2012	$0.165	136,364		$16,636
	11/16/2012	$0.165	210,000	*	$26,670
Christopher Forbes	05/17/2013	$0.043	238,372		$7,390
	02/16/2013	$0.15	89,016		$4,362
	11/16/2012	$0.18	124,242		$8,076
	11/16/2012	$0.18	252,000	*	$19,404
Thomas C. Quick	05/17/2013	$0.043	162,790		$5,046
	02/16/2013	$0.135	75,758		$7,273
	11/16/2012	$0.165	103,030		$12,570
	11/16/2012	$0.165	210,000	*	$26,670
John N. Braca	05/17/2013	$0.043	139,534		$4,326
	02/16/2013	$0.135	56,818		$5,455
	11/16/2012	$0.165	77,272		$9,427
	11/16/2012	$0.165	294,000	*	$37,338
David Rector	05/17/2013	$0.043	244,186		$7,570
	02/16/2013	$0.135	96,590		$9,273
	11/16/2012	$0.165	59,090		$7,209
	11/16/2012	$0.165	294,000	*	$37,338
Jack Van Hulst	05/17/2013	$0.043	255,814		$7,930
	02/16/2013	$0.135	71,970		$6,909
	11/16/2012	$0.165	106,060		$12,939
	11/16/2012	$0.165	210,000	*	$26,670
Harlan W. Waksal, M.D.	05/17/2013	$0.043	273,256		$8,471
	02/16/2013	$0.135	145,834		$14,000
	11/16/2012	$0.165	165,152		$20,149
	11/16/2012	$0.165	420,000	*	$53,340
Warren J. Isabelle	11/16/2012	$0.165	210,000	*	$26,670
  ____________

(*) Represents additional options granted for service during Fiscal 2013, not for cash compensation for Fiscal 2013.

The following table shows the total number of shares of our common stock subject to option awards (vested and unvested) held by each non-employee director as of June 30, 2013:

Director	Total # of Options Outstanding
Rudolf Stalder	2,214,851
Christopher Forbes	1,684,193
Thomas C. Quick	1,372,763
John N. Braca	1,621,215
David Rector	1,709,765
Jack Van Hulst	1,611,761
Harlan W. Waksal, M.D.	2,706,572
Warren J. Isabelle	490,000

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

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of August 31, 2013, the beneficial ownership of the common stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our common stock outstanding as of such date; (ii) each of our directors, and our named executive officers; and (iii) all of our directors and our current executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership(2)		Percent of Class(3)

(i) Certain Beneficial Owners:

Paul E. Klaver
134 Columbia Street W
Unit 18
Waterloo, Ontario N2L 3K8	24,449,780	(4)	10.4%

(ii) Directors (which includes all nominees), Named Executive Officers and Chief Executive Officer:
Harlan W. Waksal, M.D.	5,819,097	(5)	2.5%
John N. Braca	1,614,207	(6)	*
Jack Van Hulst	1,535,317	(7)	*
Christopher Forbes	17,617,733	(8)	7.5%
Warren J. Isabelle	490,792	(9)	*
Thomas C. Quick	2,096,767	(10)	*
David Rector	1,918,592	(11)	*
Rudolf Stalder	3,047,227	(12)	1.3%
John E. Thompson, Ph.D.	1,394,370	(13)	*
Joel P. Brooks	936,875	(14)	*
Richard Dondero	1,068,924	(15)	*
Leslie J. Browne, Ph.D.	1,787,973	(16)	*
(iii) All Directors and current executive officers as a group (12 persons)	39,327,874	(17)	15.6%
____________
*	Less than 1%

(1)	Unless otherwise provided, all addresses should be care of Senesco Technologies, Inc., 721 Route 202/206, Suite 130, Bridgewater, New Jersey 08807.

(2)	Except as otherwise indicated, all shares of common stock are beneficially owned and sole investment and voting power is held by the persons named.

(3)	Applicable percentage of ownership is based on 231,735,174, shares of our common stock outstanding as of August 15, 2013, plus any common stock equivalents and options or warrants held by such holder which are presently or will become exercisable within sixty (60) days after August 15, 2013.

(4)	Represents 6,000,000 shares of common stock held by Urantia Outreach, of which Mr. Klaver is the President. Represents 7,360,036 shares of common stock, 4,423,077 shares of common stock issuable pursuant to presently exercisable warrants and 6,666,667 shares of common stock issuable pursuant to the conversion of convertible preferred stock at a conversion rate of $0.03 held by Mr. Klaver.

(5)	Includes 2,999,847 shares of common stock issuable pursuant to presently exercisable warrants and options or options which will become exercisable within sixty (60) days after August 15, 2013. Excludes 345,413 shares of common stock issuable pursuant to options which become exercisable after sixty (60) days from August 15, 2013.

(6)	Includes 1,476,243 shares of common stock issuable pursuant to presently exercisable warrants and options or options which will become exercisable within sixty (60) days after August 15, 2013. Excludes 147,000 shares of common stock issuable pursuant to options which become exercisable after sixty (60) days from August 15, 2013.

(7)	Includes 1,495,249 shares of common stock issuable pursuant to presently exercisable warrants and options or options which will become exercisable within sixty (60) days after August 15, 2013. Excludes 118,526 shares of common stock issuable pursuant to options which become exercisable after sixty (60) days from August 15, 2013.

(8)	Includes 4,860,415 shares of common stock issuable pursuant to presently exercisable warrants and options or options which will become exercisable within sixty (60) days after August 15, 2013. Excludes 126,000 shares of common stock issuable pursuant to options which become exercisable after sixty (60) days from August 15, 2013.

(9)	Includes 387,028 shares of common stock issuable pursuant to presently exercisable options or options which will become exercisable within sixty (60) days after August 15, 2013. Excludes 105,000 shares of common stock issuable pursuant to options which become exercisable after sixty (60) days from August 15, 2013.

(10)	Represents 675,173 shares of common stock and 14,097 shares of common stock issuable pursuant to warrants issued to Thomas C. Quick Charitable Foundation, of which Mr. Quick is the sole trustee. Represents 139,734 shares of common stock and 1,267,763 shares of common stock issuable pursuant to presently exercisable options or options which will become exercisable within sixty (60) days after August 15, 2013 issued to Thomas C. Quick. Excludes 105,000 shares of common stock issuable pursuant to options issued to Thomas C. Quick which become exercisable after sixty (60) days from August 15, 2013.

(11)	Includes 1,565,807 shares of common stock issuable pursuant to presently exercisable warrants and options or options which will become exercisable within sixty (60) days after August 15, 2013. Excludes 147,000 shares of common stock issuable pursuant to options which become exercisable after sixty (60) days from August 15, 2013.

(12)	Includes 1,979,789 shares of common stock issuable pursuant to presently exercisable warrants and options or options which will become exercisable within sixty (60) days after August 15, 2013. Excludes 248,750 shares of common issuable pursuant to options which will become exercisable after sixty (60) days from August 15, 2013.

(13)	Represents 572,000 shares of common stock held by 2091794 Ontario Ltd., of which Dr. Thompson is the sole owner, and 822,370 shares of common stock issuable pursuant to presently exercisable options or options which will become exercisable within sixty (60) days after August 15, 2013 issued to John E. Thompson, Ph.D. Excludes 395,906 shares of common issuable pursuant to options which will become exercisable after sixty (60) days from August 15, 2013.

(14)	Includes 886,000 shares of common stock issuable pursuant to presently exercisable options or options which will become exercisable within sixty (60) days after August 15, 2013. Excludes 306,200 shares of common stock issuable pursuant to options which will become exercisable after sixty (60) days from August 15, 2013.

(15)	Includes 1,068,924 shares of common stock issuable pursuant to presently exercisable options or options which will become exercisable within sixty (60) days after August 15, 2013. Excludes 306,200 shares of common stock issuable pursuant to options which will become exercisable after sixty (60) days from August 15, 2013.

(16)	Includes 1,738,973 shares of common stock issuable pursuant to presently exercisable options or options which will become exercisable within sixty (60) days after August 15, 2013. Excludes 695,827 shares of common stock issuable pursuant to options which will become exercisable after sixty (60) days from August 15, 2013.

(17)	See Notes 5 through 16.

Equity Compensation Plans

The following table reflects information relating to equity compensation plans as of June 30, 2013.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Stock Option plans approved by security holders	23,174,770	(1)	$0.35	4,630,353	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	23,174,770	(1)	$0.35	4,630,353	(2)
____________
(1)	Issued pursuant to our 1998 Stock Plan and 2008 Stock Plan.

(2)	Available for future issuance pursuant to our 2008 Stock Plan.

Item 13.        Certain Relationships and Related Transactions, and Director Independence.

Contractual Relationships

Service Agreements

Christopher Forbes, our director, is Vice Chairman of Forbes Media LLC, Vice Chairman of Forbes Family Holdings, Inc. and Vice President of Forbes Management Co., Inc. Mr. Forbes was also Vice Chairman of Forbes Inc. Forbes, Inc. and Forbes Management Company, Inc. have provided and will continue to provide us with introductions to strategic alliance partners and, from time to time, use of its office space. In recognition of these services, during Fiscal 2012, we granted to Forbes Management Company, Inc. an option to purchase shares of our common stock. The awards to the Forbes entities are described in the table below.

Date of Grant	# of Option Shares	Exercise Price	Value of Services on Date of Grant	# of Option Shares Vested
September 30, 2011	10,000	$0.23	$1,780	6,666

The exercise price of the option granted to Forbes Management Company, Inc. represented the fair market value of our common stock on the respective dates of grant.

Research and Development Agreements

Effective September 1, 1998, we entered into a three-year research and development agreement, which has been extended for successive periods through August 31, 2013, with John E. Thompson, Ph.D. and the University of Waterloo in Waterloo, Ontario, Canada, referred to as the University. Dr. Thompson is our director and officer and beneficially owns approximately 0.9% of our common stock. Dr. Thompson is the Associate Vice President, Research and former Dean of Science of the University. Dr. Thompson and the University will provide research and development under our direction. Research and development expenses under this agreement for the years ended June 30, 2013 and 2012 aggregated US $628,995 and US $573,368, respectively. Effective September 1, 2012, we, Dr. Thompson and the University extended the agreement for an additional one-year period through August 31, 2013 in the amount of CAN $611,500. Effective September 1, 2013, we, Dr. Thompson and the University extended the agreement for an additional one-year period through August 31, 2014 in the amount of CAN $371,400. As of August 31, 2013, such amount represented approximately US $371,400.

Consulting Agreement

Effective May 1, 1999, we entered into a three-year consulting agreement, which has been extended for successive periods through June 30, 2014, for research and development with Dr. Thompson. This agreement provided for monthly payments of $3,000 through June 2004. However, effective January 1, 2003, 2006, 2007 and 2011, the agreement was amended to increase the monthly payments from $3,000 to $5,000, from $5,000 to $5,200, from $5,200 to $5,417, and from $5,417 to $5,625, respectively.

Debt / Equity Transactions

Line of Credit

On February 17, 2010, we entered into a credit agreement with JMP Securities LLC. The agreement provides us with, subject to certain restrictions, including the existence of suitable collateral, up to a $3.0 million line of credit upon which we may draw at any time (the “Line of Credit”). Any draws upon the Line of Credit accrue at a monthly interest rate of the broker rate in effect at the interest date (which was 3.75% at June 30, 2013), plus 2.0%. There are no other conditions or fees associated with the Line of Credit. The Line of Credit is not secured by any of our assets, but it is secured by certain assets of a member of our board of directors, Harlan W. Waksal, M.D., which security interest is currently held by JMP Securities. The balance outstanding as of June 30, 2013 was $2,187,082.

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

A related person transaction will be considered approved or ratified if it is authorized by the Audit Committee after full disclosure of the related person’s interest in the transaction. In considering related person transactions, the Audit Committee will consider any information considered material to investors and the following factors:

⋅	the related person’s interest in the transaction;
⋅	the approximate dollar value of the transaction;
⋅	whether the transaction was undertaken in the ordinary course of our business;
⋅	whether the terms of the transaction are no less favorable to us than terms that we could have reached with an unrelated third party; and
⋅	the purpose and potential benefit to us of the transaction.

Board Determination of Independence

Although we are no longer listed on the NYSE MKT, we use the definition of independence provided under the current rules set forth in the NYSE MKT Company Guide, which state that a director will, among other things, qualify as an “independent director” if, in the determination of our board, that person does not have a relationship that would interfere with his or her exercise of independent judgment in carrying out the responsibilities of a director. Our board currently consists of Rudolf Stalder, John E. Thompson, Ph.D., John N. Braca, Christopher Forbes, Warren J. Isabelle, Thomas C. Quick, David Rector, Jack Van Hulst, Leslie. J. Browne, Ph.D. and Harlan W. Waksal, M.D. Our board has determined that each of Messrs. Stalder, Braca, Forbes, Isabelle, Quick and Rector is an “independent director” as defined under Section 803 of the NYSE MKT Company Guide.

Item 14.  Principal Accounting Fees and Services.

The aggregate fees billed by McGladrey LLP and RSM McGladrey, Inc. for services performed for the fiscal years ended June 30, 2013 and 2012 are as follows:

	2013	2012
Audit Fees	$98,121	$101,118
Audit Related Fees	2,500	4,000
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$100,621	$105,118

AUDIT FEES

The aggregate audit fees for the fiscal years ended June 30, 2013 and 2012 were primarily related to the audit of the our annual financial statements and review of those financial statements included in our quarterly reports on Form 10-Q and fees for professional services rendered in connection with documents filed with the Securities and Exchange Commission.

AUDIT RELATED FEES

Audit related fees for the fiscal years ended June 30, 2013 and 2012 were primarily incurred in connection with our equity offerings and registration statements.

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

Reference is made to the Exhibit Index on Page 95.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 11th day of September 2013.

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

Signature	Title	Date

/s/ Harlan W. Waksal, M.D.	Chairman and Director	September 11, 2013
Harlan W. Waksal, M.D.

/s/ Leslie J. Browne, Ph.D.	President, Chief Executive Officer	September 11, 2013
Leslie J. Browne, Ph.D.	and Director (principal executive officer)

/s/ Joel Brooks	Chief Financial Officer, Secretary	September 11, 2013
Joel Brooks	and Treasurer (principal financial
and accounting officer)

/s/ John E. Thompson	Executive Vice President, Chief	September 11, 2013
John E. Thompson	Scientific Officer and Director

/s/ John Braca	Director	September 11, 2013
John Braca

/s/ Christopher Forbes	Director	September 11, 2013
Christopher Forbes

/s/ Warren J. Isabelle	Director	September 11, 2013
Warren J. Isabelle

/s/ Thomas C. Quick	Director	September 11, 2013
Thomas C. Quick

/s/ David Rector	Director	September 11, 2013
David Rector

/s/ Rudolf Stalder	Director	September 11, 2013
Rudolf Stalder

/s/ Jack Van Hulst	Director	September 11, 2013
Jack Van Hulst

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1	Merger Agreement and Plan of Merger by and among Nava Leisure USA, Inc., an Idaho corporation, the Principal Stockholders (as defined therein), Nava Leisure Acquisition Corp., and Senesco, Inc., dated October 9, 1998. (Incorporated by reference to Senesco Technologies, Inc. definitive proxy statement on Schedule 14A dated January 11, 1999.)

2.2	Merger Agreement and Plan of Merger by and between Senesco Technologies, Inc., an Idaho corporation, and Senesco Technologies, Inc., a Delaware corporation, dated September 30, 1999. (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended September 30, 1999.)

3.1	Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on January 22, 2007. (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended December 31, 2006.)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on January 22, 2008. (Incorporated by reference to Exhibit 3.1 of Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended December 31, 2007.)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on September 22, 2009. (Incorporated by reference to Exhibit 3.3 of Senesco Technologies, Inc. annual report on Form 10-K/A for the period ended June 30, 2009.)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on May 25, 2010. (Incorporated by reference to Exhibit 3.1 to Senesco Technologies, Inc. current report on Form 8-K filed on May 28, 2010.)

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on December 22, 2011. (Incorporated by reference to Exhibit 3.1 to Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended December 31, 2011.)

3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on April 1, 2013. (Incorporated by reference to Exhibit 3.1 to Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended March 31, 2013.)

3.7	Amended and Restated By-laws of Senesco Technologies, Inc. as adopted on October 2, 2000. (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 2000.)

3.8	Certificate of Designations to the Company’s Certificate of Incorporation (Series A)(Incorporated by reference to Exhibit 3.1 to Senesco Technologies, Inc. current report on Form 8-K filed on March 29, 2010)

Exhibit No.	Description of Exhibit

4.1	Form of Series B Warrant issued to Partlet Holdings Ltd. (Incorporated by reference to Exhibit 4.2 of Senesco Technologies, Inc. current report on Form 8-K, filed on July 10, 2009.)

4.2	Form of Series A Warrant issued to each of Robert Forbes, Timothy Forbes, Harlan W. Waksal, M.D., Rudolf Stalder, Christopher Forbes, David Rector, John N. Braca, Jack Van Hulst, Warren Isabelle and the Thomas C. Quick Charitable Foundation. (Incorporated by reference to Exhibit 4.1 of Senesco Technologies, Inc. current report on Form 8-K, filed on July 30, 2009.)

4.3	Form of Series B Warrant issued to each of Robert Forbes, Timothy Forbes, Harlan W. Waksal, M.D., Rudolf Stalder, Christopher Forbes, David Rector, John N. Braca, Jack Van Hulst, Warren Isabelle and the Thomas C. Quick Charitable Foundation. (Incorporated by reference to Exhibit 4.1 of Senesco Technologies, Inc. current report on Form 8-K, filed on July 30, 2009.)

4.4	Form of Series B Warrant issued to Cato Holding Company. (Incorporated by reference to Exhibit 4.1 of Senesco Technologies, Inc. current report on Form 8-K, filed on July 30, 2009.)

4.5	Form of Series A Common Stock Purchase Warrant issued to certain accredited investors (Incorporated by reference to Exhibit 4.1 of Senesco Technologies, Inc. current report on Form 8-K filed on March 29, 2010.)

4.6	Form of Series B Common Stock Purchase Warrant issued to certain affiliated investors (Incorporated by reference to Exhibit 4.2 of Senesco Technologies, Inc. current report on Form 8-K filed on March 29, 2010.)

4.7	Form of Warrant (Incorporated by reference to Exhibit 4.1 of Senesco Technologies, Inc. current report on Form 8-K filed on January 9, 2012.)

4.8	Form of Warrant (Incorporated by reference to Exhibit 4.1 of Senesco Technologies, Inc. current report on Form 8-K filed on March 2, 2012.)

4.9	Form of Warrant Clarification Letter (Incorporated by reference to Exhibit 4.16 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2012.)

4.10	Form of January 2013 Warrant (Incorporated by reference to Exhibit 4.1 of Senesco Technologies, Inc. current report on Form 8-K filed on January 4, 2013.)

10.1	Indemnification Agreement by and between Senesco Technologies, Inc. and Christopher Forbes, dated January 21, 1999. (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 1998.)

10.2	Indemnification Agreement by and between Senesco Technologies, Inc. and Thomas C. Quick, dated February 23, 1999. (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended March 31, 1999.)

Exhibit No.	Description of Exhibit

10.3	Indemnification Agreement by and between Senesco Technologies, Inc. and Ruedi Stalder, dated March 1, 1999. (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended March 31, 1999.)

10.4	Indemnification Agreement by and between Senesco Technologies, Inc. and Jack Van Hulst, dated January 16, 2007. (Incorporated by reference to Exhibit 10.13 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2007)

10.5	Indemnification Agreement by and between Senesco Technologies, Inc. and John Braca, dated October 8, 2003. (Incorporated by reference to Exhibit 10.38 of Senesco Technologies, Inc. annual report on Form 10-KSB for the period ended June 30, 2004.)

10.6	Indemnification Agreement by and between Senesco Technologies, Inc. and David Rector dated as of April, 2002. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended September 30, 2004.)

10.7	Indemnification Agreement by and between Senesco Technologies, Inc. and Harlan W. Waksal, M.D. dated as of October 24, 2008. (Incorporated by reference to Exhibit 10.8 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2009.)

10.8	Indemnification Agreement by and between Senesco Technologies, Inc. and Warren Isabelle dated as of June 8, 2009. (Incorporated by reference to Exhibit 10.9 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2009.)

10.9	Indemnification Agreement by and between Senesco Technologies, Inc. and Leslie J. Browne, Ph.D. dated as of May 25, 2010. (Incorporated by reference to Exhibit 10.2 of Senesco Technologies, Inc. current report on Form 8-K filed on May 25, 2010.)

10.10	Nondisclosure, Noncompetition and Invention Assignment Agreement by and between Leslie J. Browne, Ph.D. and Senesco Technologies, Inc. dated May 25, 2010. (Incorporated by reference to Exhibit 10.3 of Senesco Technologies, Inc. current report on Form 8-K filed on May 25, 2010.)

10.11*	Consulting Agreement by and between Senesco Technologies, Inc. and John E. Thompson, Ph.D., dated July 12, 1999. (Incorporated by reference to Senesco Technologies, Inc. annual report on Form 10-KSB for the period ended June 30, 2000.)

10.12*	Amendment to Consulting Agreement of July 12, 1999, as modified on February 8, 2001, by and between Senesco, Inc. and John E. Thompson, Ph.D., dated December 13, 2002. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 2002.)

10.13 *	Amendment # 7 to Consulting Agreement of July 12, 1999, as modified, by and between Senesco, Inc. and John E. Thompson, Ph.D., dated June 20, 2011.(Incorporated by reference to Exhibit 10.16 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2011.)

Exhibit No.	Description of Exhibit

10.14 †*	Amendment # 8 to Consulting Agreement of July 12, 1999, as modified, by and between Senesco, Inc. and John E. Thompson, Ph.D., dated June 20, 2013. (Filed herewith.)

10.15 +	Development Agreement by and between Senesco Technologies, Inc. and ArborGen, LLC, dated June 28, 2002. (Incorporated by reference to Exhibit 10.31 of Senesco Technologies, Inc. annual report on Form 10-KSB for the year ended June 30, 2002.)

10.16 +	Commercial License Agreement by and between Senesco Technologies, Inc. and ArborGen, LLC dated as of December 21, 2006. (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended December 31, 2006.)

10.17 +	Development and License Agreement by and between Senesco Technologies, Inc. and Calwest Seeds, dated September 14, 2002. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended September 30, 2002.)

10.18 +	Development and License Agreement by and between Senesco Technologies, Inc. and The Scotts Company, dated March 8, 2004. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended March 31, 2004.)

10.19 +	Development and License Agreement with Broin and Associates, Inc. (currently known as Poet) dated as of October 14, 2004. (Incorporated by reference to Exhibit 10.2 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended September 30, 2004.)

10.20 +	License Agreement by and between Senesco Technologies, Inc. and Bayer CropScience GmbH, dated as of November 8, 2006. (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-Q for the quarterly period ended December 31, 2006.)

10.21 +	License Agreement with Bayer CropScience AG dated as of July 23, 2007. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended September 30, 2007.)

10.22 +	Patent License Agreement with Monsanto Company dated as of August 6, 2007. (Incorporated by reference to Exhibit 10.2 of Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended September 30, 2007.)

10.23 +	License Agreement with Bayer CropScience AG dated as of September 17, 2007. (Incorporated by reference to Exhibit 10.3 of Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended September 30, 2007.)

10.24† ++	Biofuels Evaluation and License Agreement by and between BioCorp Ventures LLC, Senesco Technologies, Inc. and Senesco, Inc. dated May 14, 2013. (Filed herewith.)

Exhibit No.	Description of Exhibit

10.25+	Amended and Restated Agreement by and between Rahan Meristem (1998) LTD., Senesco Technologies, Inc. and Senesco, Inc. dated December 22, 2011. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended December 31, 2011.)

10.26	Research Agreement by and among Senesco Technologies, Inc., Dr. John E. Thompson and the University of Waterloo, dated September 1, 1998, as amended. (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 1998.)

10.27	Amendment to Research Agreement by and among the University of Waterloo, Senesco, Inc., and Dr. John E. Thompson, Ph.D., dated June 11, 2012. (Incorporated by reference to Exhibit 10.31 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2012.)

10.28	Amendment to Research Agreement by and among the University of Waterloo, Senesco, Inc. and Dr. John E. Thompson, Ph.D., dated September 1, 2012. (Incorporated by reference to Exhibit 10.32 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2012.)

10.29 †	Amendment to Research Agreement by and among the University of Waterloo, Senesco, Inc. and Dr. John E. Thompson, Ph.D., dated May 16, 2013. (Filed herewith.)

10.30 +	Master Product Sale Agreement with VGXI, Inc. dated as of June 27, 2008. (Incorporated by reference to Exhibit 10.29 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2008.)

10.31	Master Product Sale Agreement with Polyplus-transfection dated as of June 30, 2008. (Incorporated by reference to Exhibit 10.30 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2008.)

10.32	Proposal for Manufacture and Supply by and between Avecia Biotechnology, Inc. and Senesco Technologies, Inc. dated as of September 4, 2008. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended September 30, 2008.)

10.33	Master Services Agreement by and between Criterium, Inc. and Senesco Technologies, Inc. dated June 20, 2011. (Incorporated by reference to Exhibit 10.35 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2011.)

10.34	Clinical Trial Research Agreement by and between Mayo Clinic and Senesco Technologies, Inc. dated August 15, 2011. (Incorporated by reference to Exhibit 10.36 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2011.)

10.35	Securities Purchase Agreement by and between Senesco Technologies, Inc. and Partlet Holdings Ltd. Dated as of July 9, 2009. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. current report on Form 8-K, filed on July 10, 2009.)

Exhibit No.	Description of Exhibit

10.36	Securities Purchase Agreement by and between Senesco Technologies, Inc. and each of Robert Forbes, Timothy Forbes, Harlan W. Waksal, M.D., Rudolf Stalder, Christopher Forbes, David Rector, John N. Braca, Jack Van Hulst, Warren Isabelle and the Thomas C. Quick Charitable Foundation dated as of July 29, 2009. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. current report on Form 8-K , filed on July 30, 2009.)

10.37	Securities Purchase Agreement by and between Senesco Technologies, Inc. and Cato Holding Company dated as of July 29, 2009. (Incorporated by reference to Exhibit 10.2 of Senesco Technologies, Inc. current report on Form 8-K , filed on July 30, 2009.)

10.38	Securities Purchase Agreement by and between Senesco Technologies, Inc. and certain investors (Non-Affiliates). (Incorporated by reference to Exhibit 10.2 of Senesco Technologies, Inc. current report on Form 8-K filed on March 29, 2010.)

10.39	Securities Purchase Agreement by and between Senesco Technologies, Inc. and certain investors (Non-Affiliates). (Incorporated by reference to Exhibit 10.3 of Senesco Technologies, Inc. current report on Form 8-K filed on March 29, 2010.)

10.40	Securities Purchase Agreement by and between Senesco Technologies, Inc. and certain investors (Affiliates). (Incorporated by reference to Exhibit 10.4 of Senesco Technologies, Inc. current report on Form 8-K filed on March 29, 2010.)

10.41	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. current report on Form 8-K filed on January 9, 2012.)

10.42	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. current report on Form 8-K filed on March 2, 2012.)

10.43	Registration Rights Agreement dated March 26, 2010 by and between Senesco Technologies, Inc. and certain investors. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. current report on Form 8-K filed on March 29, 2010.)

10.44	Sublease Agreement, dated as of May 16, 2011 and effective as of May 19, 2011, by and between Norris, McLaughlin & Marcus, P.A., as Sublandlord, and Senesco Technologies, Inc., as Subtenant. (Incorporated by reference to Senesco Technologies, Inc. current report on Form 8-K filed on May 25, 2011.)

10.45 †	Notice of extension of sublease agreement by and between Norris, McLaughlin & Marcus, P.A., as Sublandlord, and Senesco Technologies, Inc., as Subtenant, dated November 26, 2012. (Filed herewith.)

10.46	Credit Agreement dated as of February 17, 2010 by and between Senesco Technologies, Inc. and JMP Securities. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended March 31, 2010.)

10.47	Promissory Note by and among J.P. Morgan Clearing Corp. and Senesco Technologies, Inc., dated April 8, 2011. (Incorporated by reference to Exhibit 10.2 of Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended March 31, 2011.)

Exhibit No.	Description of Exhibit

10.48	At Market Issuance Sales Agreement by and between Senesco Technologies Inc. and McNicoll, Lewis & Vlak LLC dated December 22, 2010. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. current report on Form 8-K filed on December 22, 2010.)

10.49 *	1998 Stock Incentive Plan, as amended on December 13, 2002. (Incorporated by reference to Exhibit 10.7 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 2002.)

10.50*	Senesco Technologies, Inc. 2008 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended December 31, 2008.)

10.51*	Amendment to Senesco Technologies, Inc. 2008 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. current report on Form 8-K filed on May 28, 2010.)

10.52*	Form of Stock Option Agreement under the Senesco Technologies, Inc. 2008 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.5 of Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended September 30, 2009.)

10.53*	Form of Restricted Stock Unit Issuance Agreement under the Senesco Technologies, Inc. 2008 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.6 of Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended September 30, 2009.)

10.54*	Retention Policy. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. current report on Form 8-K filed on October 9, 2012.)

10.55	Form of Warrant Exchange Agreement (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. current report on Form 8-K filed on August 10, 2012.)

10.56	Securities Purchase Agreement, dated as of January 4, 2013, by and among the Company and the investors set forth therein. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. current report on Form 8-K filed on January 4, 2013.)

10.57	Form of April 2013 Warrant Exchange Agreement (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. current report on Form 8-K filed on May 1, 2013.)

10.58	Form of Securities Purchase Agreement, dated as of May 9, 2013, by and among the Company and the investors set forth therein (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. current report on Form 8-K filed on May 9, 2013.)

10.59	Placement Agent Agreement, dated as of April 29, 2013, by and between the Company and Chardan Capital Markets, LLC (Incorporated by reference to Exhibit 10.2 of Senesco Technologies, Inc. current report on Form 8-K filed on May 9, 2013.)

Exhibit No.	Description of Exhibit

10.60	Form of June 2013 Warrant Exchange Agreement (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. current report on Form 8-K filed on June 25, 2013.)

10.61	Form of June 2013 Preferred Stock Exchange Agreement (Incorporated by reference to Exhibit 10.2 of Senesco Technologies, Inc. current report on Form 8-K filed on June 25, 2013.)

10.62	Agreement for Service on Senesco Technologies, Inc. Scientific Advisory Board by and between Senesco Technologies, Inc. and Dr. Charles A. Dinarello, dated February 12, 2002. (Incorporated by reference to Exhibit 10.6 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended March 31, 2002.)

10.63	Agreement for Service on Senesco Technologies, Inc. Scientific Advisory Board by and between Senesco Technologies, Inc. and James W. Mier, M.D., dated April 2, 2007. (Incorporated by reference to Exhibit 10.43 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2007.)

23.1 †	Consent of McGladrey LLP.

31.1 †	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 †	Certification of the principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 †	Certification of the principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 †	Certification of the principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1 †	Financial Statements from the Annual Report on Form 10-K of Senesco Technologies, Inc. for the fiscal year ended June 30, 2013, filed on September 11, 2013, formatted in XBRL (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv)the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

*  A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 13(a) of Form 10-K.
†  Filed herewith.
+  The SEC granted Confidential Treatment for portions of this Exhibit.
++ Portions of this Exhibit have been redacted pursuant to a confidential treatment request filed with the SEC.

SENESCO TECHNOLOGIES, INC.

AND SUBSIDIARY

(a development stage company)

CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
SENESCO TECHNOLOGIES, INC AND SUBSIDIARY
(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Senesco Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Senesco Technologies, Inc. and Subsidiary (a development stage company) as of June 30, 2013 and June 30, 2012, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2013 and cumulative amounts from July 1, 1998 (inception) to June 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Senesco Technologies, Inc. and Subsidiary as of June 30, 2013 and June 30, 2012, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2013 and cumulative amounts from July 1, 1998 (inception) to June 30, 2013, in conformity with U.S. generally accepted accounting principles.

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

/s/ McGladrey LLP
New York, New York
September 11, 2013

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,602,294	$2,001,325
Prepaid research supplies and expenses	1,919,220	1,548,524
Total Current Assets	3,521,514	3,549,849

Equipment, furniture and fixtures, net	4,555	5,857
Intangible assets, net	3,566,497	3,393,992
Security deposit	5,171	5,171
TOTAL ASSETS	$7,097,737	$6,954,869

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$637,320	$594,514
Accrued expenses	387,540	369,695
Line of credit	2,187,082	2,199,108
Total Current Liabilities	3,211,942	3,163,317

Warrant liabilities	-	238,796
Other liabilities	99,728	99,728
TOTAL LIABILITIES	3,311,670	3,501,841

COMMITMENTS (Note 12)

STOCKHOLDERS' EQUITY:

Convertible preferred stock, $0.01 par value, authorized 5,000,000 shares
Series A 10,297 shares issued and 800 and 3,379 shares outstanding, respectively (liquidation preference of $820,000 and $3,463,475 at June 30, 2013 and June 30, 2012, respectively)	8	34
Series B 1,200 shares issued and 0 and 1,200 outstanding, respectively (liquidation preference of $0 and $1,230,000 at June 30, 2013 and June 30, 2012, respectively)	-	12
Common stock, $0.01 par value, authorized 500,000,000 shares, issued and outstanding 227,206,174 and 94,112,483, respectively	2,272,062	941,125
Capital in excess of par	75,939,832	69,952,152
Deficit accumulated during the development stage	(74,425,835)	(67,440,295)

Total Stockholders' Equity	3,786,067	3,453,028

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,097,737	$6,954,869

See Notes to Consolidated Financial Statements

  SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

				Cumulative
	Fiscal Year Ended June 30,			Amounts from
	2013	2012	2011	Inception
Licensing Revenue	$-	$200,000	$-	$1,790,000

Operating expenses:
General and administrative	2,499,624	2,724,144	2,610,222	34,114,301
Research and development	2,086,666	2,566,247	3,720,394	23,322,271
Write-off of patents abandoned	64,210	321,137	1,588,087	1,973,434

Total operating expenses	4,650,500	5,611,528	7,918,703	59,410,006

Loss from operations	(4,650,500)	(5,411,528)	(7,918,703)	(57,620,006)

Other non-operating income (expense)

Grant income	-	-	244,479	244,479

Change in fair value of warrant liability	371,591	472,463	609,239	8,701,721

Sale of state income tax loss – net	-	-	-	586,442

Other noncash (expense) income, net	-	-	(115,869)	205,390

Loss on settlement of warrant liabilities	(1,724,546)	-	-	(1,724,546)

Loss on extinguishment of debt	-	-	-	(361,877)

Amortization of debt discount and financing costs	-	-	-	(11,227,870)

Interest expense – convertible notes	-	-	-	(2,027,930)

Interest (expense) income - net	(119,087)	(127,068)	(88,122)	164,901

Net loss	(6,122,542)	(5,066,133)	(7,268,976)	(63,059,296)

Preferred dividends	(862,998)	(1,625,727)	(2,638,300)	(11,366,539)

Loss applicable to common shares	(6,985,540)	(6,691,860)	(9,907,276)	(74,425,835)

Other comprehensive loss	-	-	-	-

Comprehensive loss	$(6,985,540)	$(6,691,860)	$(9,907,276)	$(74,425,835)

Basic and diluted net loss per common share	$(0.05)	$(0.08)	$(0.14)

Basic and diluted weighted-average number of common shares outstanding	136,638,419	85,703,291	69,332,447

See Notes to Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Period from July 1, 1998 (date of inception) to June 30, 2013

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

Period from July 1, 1998 (date of inception) to June 30, 2013

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

Period from July 1, 1998 (date of inception) to June 30, 2013

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

Period from July 1, 1998 (date of inception) to June 30, 2013

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

See Notes to Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Period from July 1, 1998 (date of inception) to June 30, 2013

						Deficit
						Accumulated
						During the	Stockholders'
	Preferred Stock		Common Stock		Capital in Excess	Development	Equity
	Shares	Amount	Shares	Amount	of Par Value	Stage	(Deficiency)

Cumulative effect of change in accounting principle- implementation of FASB ASC Topic 815-40	-	$-	-	$-	$(7,931,875)	$4,731,767	$(3,200,108)

Issuance of common stock and warrants for cash on July 9, 2009 and September 30, 2009 at $0.90 per unit	-	-	1,700,000	17,000	1,513,000	-	1,530,000

Issuance of common stock and warrants for satisfaction of accounts payable on September 30, 2009	-	-	194,444	1,944	259,588	-	261,532

Legal and regulatory fees associated with the issuances on July 9, 2009 and September 30, 2009	-	-	-	-	(180,862)	-	(180,862)

Issuance of preferred stock and warrants for cash on April 1, 2010 and June 2, 2010	11,497	115	-	-	11,496,885	-	11,497,000

Deemed dividend- Preferred Stock	-	-	-	-	5,330,039	(5,330,039)	-

Legal and regulatory fees associated with the issuances of preferred stock and warrants on April 1, 2010 and June 2, 2010	-	-	-	-	(793,498)	-	(793,498)

Fair value of warrants issued on April 1, 2010 and June 2, 2010	-	-	-	-	(1,759,008)	-	(1,759,008)

Preferred stock converted into common stock during the year ended June 30, 2010	(2,262)	(23)	7,068,750	70,688	(70,665)	-	-

Warrants exercised during the year ended June 30, 2010 at an exercise price of $0.01	-	-	1,005,000	10,050	-	-	10,050

Issuance of common stock in lieu of cash payment for interest during the year ended June 30, 2010	-	-	1,353,132	13,531	539,142	-	552,673

Issuance of common stock in lieu of cash payment for dividends during the year ended June 30, 2010	-	-	3,029,465	30,295	648,305	(678,600)	-

Convertible notes converted into common stock during the year ended June 30, 2010	-	-	15,659,186	156,592	7,462,768	-	7,619,360

Issuance of common stock in connection with Short-Term Incentive Plan during the year ended June 30, 2010	-	-	116,000	1,160	(1,160)	-	-

Issuance of common stock for services during the year ended June 30, 2010	-	-	154,184	1,542	52,258	-	53,800

Fair market value of options and warrants vested during the year ended June 30, 2010	-	-	-	-	386,639	-	386,639

Repurchase of warrants during the year ended June 30, 2010	-	-	-	-	(50,000)	-	(50,000)

Dividends accrued for the period from April 1, 2010 through June 30, 2010	-	-	-	-	-	(230,875)	(230,875)

Net loss	-	-	-	-	-	(13,383,513)	(13,383,513)

Balance at June 30, 2010	9,235	92	50,092,204	500,922	58,321,169	(50,841,159)	7,981,024

continued

See Notes to Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Period from July 1, 1998 (date of inception) to June 30, 2013

						Deficit
						Accumulated
						During the	Stockholders'
	Preferred Stock		Common Stock		Capital in Excess	Development	Equity
	Shares	Amount	Shares	Amount	of Par Value	Stage	(Deficiency)

Issuance of common stock at prices ranging from $0.30 per share to $0.36 per share	-	$-	5,911,457	$59,114	$1,794,305.0	$-	$1,853,419

Commissions and other fees related to the issuance of common stock	-	-	-	-	(197,908)	-	(197,908)

Preferred stock converted into common stock	(4,345)	(43)	13,668,750	136,687	(136,644)	-	-

Warrants converted into common stock			175,000	1,750	-	-	1,750

Issuance of common stock in lieu of cash payment for dividends	-	-	7,912,266	79,124	2,307,066	$(2,155,315)	230,875

Fair market value of options and warrants vested and amended	-	-	-	-	866,235	-	866,235

Reclassification of warrant liability	-	-	-	-	1,173,296	-	1,173,296

Issuance of common stock under the Company's the Company's long-term incentive plan	-	-	10,000	100	(100)	-	-

Deemed dividend - Preferred Stock	-	-	-	-	360,733	(360,733)	-

Dividends accrued and unpaid at June 30, 2011	-	-	-	-	-	(122,252)	(122,252)

Net loss	-	-	-	-	-	(7,268,976)	(7,268,976)

Balance at June 30, 2011	4,890	49	77,769,677	777,697	64,488,152	(60,748,435)	4,517,463

Issuance of common stock at prices ranging from $0.26 per share to $0.31 per share	-	-	12,842,296	128,423	3,243,258	-	3,371,681

Commissions and other fees related to the issuance of common stock	-	-	-	-	(143,765)	-	(143,765)

Preferred stock converted into common stock	(311)	(3)	1,178,633	11,786	(11,783)	-	-

Issuance of common stock in lieu of cash payment for dividends	-	-	2,321,877	23,219	533,931	(434,898)	122,252

Deemed dividend - Preferred Stock	-	-	-	-	1,076,355	(1,076,355)	-

Fair market value of options and warrants vested	-	-	-	-	766,004	-	766,004

Dividends accrued and unpaid at June 30, 2012	-	-	-	-	-	(114,474)	(114,474)

Net loss	-	-	-	-	-	(5,066,133)	(5,066,133)

Balance at June 30, 2012	4,579	46	94,112,483	941,125	69,952,152	(67,440,295)	3,453,028

continued

See Notes to Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Period from July 1, 1998 (date of inception) to June 30, 2013

						Deficit
						Accumulated
						During the	Stockholders'
	Preferred Stock		Common Stock		Capital in Excess	Development	Equity
	Shares	Amount	Shares	Amount	of Par Value	Stage	(Deficiency)

Issuance of common stock for cash at $0.26 per share in July 2012	-	$-	353,895	$3,539	$97,031	$-	$100,570

Commissions and other fees related to the issuance of common stock in July 2012	-	-	-	-	(6,387)	-	(6,387)

Issuance of common stock and warrants for cash at $0.10 per unit on January 8, 2013	-	-	30,000,000	300,000	2,700,000	-	3,000,000

Fees related to the issuance of common stock and warrants on January 8, 2013	-	-	-	-	(151,202)	-	(151,202)

Issuance of common stock for cash at $0.03 on May 8, 2013	-	-	41,833,334	418,333	836,667	-	1,255,000

Fees related to the issuance of common stock on May 8, 2013	-	-	-	-	(153,318)	-	(153,318)

Fair value of warrants issued on January 8, 2013	-	-	-	-	(459,000)	-	(459,000)

Preferred stock converted into common stock	(3,779)	(38)	20,284,615	202,846	(202,808)	-	-

Issuance of common stock in lieu of cash payment for dividends	-	-	3,719,655	37,197	554,124	(476,847)	114,474

Issuance of common stock in exchange for warrants	-	-	36,902,192	369,022	1,355,524	-	1,724,546

Deemed dividend - preferred stock	-	-	-	-	366,151	(366,151)	-

Reclassification of warrant liability	-	-	-	-	326,205	-	326,205

Stock-based compensation	-	-	-	-	724,693	-	724,693

Dividends accrued and upaid at June 30, 2013	-	-	-	-	-	(20,000)	(20,000)

Net loss	-	-	-	-	-	(6,122,542)	(6,122,542)

Balance July 1, 1998 (inception) through June 30, 2013	800	$8	227,206,174	$2,272,062	$75,939,832	$(74,425,835)	$3,786,067

See Notes to Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS

				Cumulative
	Fiscal Year Ended June 30,			Amounts from
	2013	2012	2011	Inception
Cash flows from operating activities:
Net loss	$(6,122,542)	$(5,066,133)	$(7,268,976)	$(63,059,296)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash capital contribution	-	-	-	85,179
Noncash conversion of accrued expenses into equity	-	-	-	131,250
Noncash income related to change in fair value of warrant liability	(371,591)	(472,463)	(609,239)	(9,022,980)
Noncash charge for change in warrant terms	-	-	115,869	115,869
Issuance of common stock and warrants for interest	-	-	-	2,003,386
Issuance of common stock for services	-	-	-	53,800
Stock-based compensation expense	724,693	766,004	750,366	12,830,646
Depreciation and amortization	293,629	258,023	143,274	1,393,934
Write-off of intangibles	64,210	321,137	1,588,087	1,973,434
Deferred rent	-	-	(8,060)	-
Amortization of convertible note discount	-	-	-	10,000,000
Amortization of deferred financing costs	-	-	-	1,227,869
Loss on settlement of warrant liabilities	1,724,546	-	-	1,724,546
Loss on extinguishment of debt	-	-	-	361,877
(Increase) decrease in operating assets:
Prepaid expenses and other current assets	(370,696)	(102,460)	(141,269)	(1,919,220)
Security deposit	-	7,187	(5,171)	(5,171)
Increase (decrease) in operating liabilities:
Accounts payable	42,806	34,989	2,105	637,320
Accrued expenses	112,319	(132,333)	41,572	542,541
Net cash used in operating activities	(3,902,626)	(4,386,049)	(5,391,442)	(40,925,016)

Cash flows from investing activities:
Patent costs	(527,761)	(446,035)	(684,399)	(6,752,473)
Purchase of equipment, furniture and fixtures	(1,281)	(4,461)	(2,026)	(185,947)
Net cash used in investing activities	(529,042)	(450,496)	(686,425)	(6,938,420)

Cash flows from financing activities:
Proceeds from grant	-	-	-	99,728
Proceeds (repayments) from line of credit	(12,026)	-	4,264	2,187,082
Proceeds from issuance of bridge notes	-	-	-	525,000
Proceeds from issuance of preferred stock and warrants, net	-	-	-	10,754,841
Redemption of convertible notes and warrants	-	-	-	(2,160,986)
Proceeds from issuance of convertible notes	-	-	-	9,340,000
Deferred financing costs	-	-	-	(651,781)
Proceeds from issuance of common stock and warrants, net and exercise of warrants and options	4,044,663	3,227,916	1,657,261	29,371,846
Net cash provided by financing activities	4,032,637	3,227,916	1,661,525	49,465,730

Net (decrease) increase in cash and cash equivalents	(399,031)	(1,608,629)	(4,416,342)	1,602,294

Cash and cash equivalents at beginning of period	2,001,325	3,609,954	8,026,296	-
Cash and cash equivalents at end of period	$1,602,294	$2,001,325	$3,609,954	$1,602,294

See Notes to Consolidated Financial Statements

 SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Principal Business Activity:

The Company

Senesco Technologies, Inc. (“ST”) is a development stage biotechnology company whose mission is to develop novel approaches to treat programmed cell death diseases in humans (apoptosis), and to enhance the quality and productivity of fruits, flowers, vegetables and agronomic crops through the control of cell death in plants (senescence).

Senesco, Inc. (“SI” and together with SI, the “Company”), a New Jersey corporation, was incorporated on November 24, 1998 and is the successor entity to Senesco, L.L.C., a New Jersey limited liability company that was formed on June 25, 1998 but commenced operations on July 1, 1998.

Liquidity

As shown in the accompanying consolidated financial statements, the Company has a history of losses with a deficit accumulated during the development stage from July 1, 1998 (inception) through June 30, 2013 of $74,425,835.  Additionally, the Company has generated minimal revenues by licensing its technology for certain crops to companies willing to share in its development costs. In addition, the Company’s technology may not be ready for commercialization for several years. The Company expects to continue to incur losses for the next several years because it anticipates that its expenditures on research and development, and administrative activities will significantly exceed its revenues during that period. The Company cannot predict when, if ever, it will become profitable.

As of June 30, 2013, the Company had cash and cash equivalents in the amount of $1,602,294, which consisted of checking accounts and money market funds.  The Company estimates that its cash and cash equivalents will cover its expenses through November 2013.  In order to provide the Company with the cash resources necessary to fund operations through at least June 30, 2014, the Company will continue its efforts to raise additional capital through a private or public equity placement in the near future.  To that goal, the Company has received approval from the Company’s stockholders for up to a 1:100 reverse stock split and the Company has filed a preliminary S-1 registration statement.

The Company will need additional capital and plans to raise additional capital through the placement of debt instruments or equity or both.  However, the Company may not be able to obtain adequate funds for its operations when needed or on acceptable terms.  If the Company is unable to raise additional funds, it will need to do one or more of the following:

⋅      delay, scale-back or eliminate some or all of its research and product development programs;
⋅      license third parties to develop and commercialize products or technologies that it would otherwise seek to develop and commercialize itself;
⋅      seek strategic alliances or business combinations;
⋅      attempt to sell the Company;
⋅      cease operations; or
⋅      declare bankruptcy.

Risks and Uncertainties

The Company operates in an industry that is subject to intense competition, government regulation and rapid technological change. The Company's operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks, including the potential risk of business failure.

The Company’s limited capital resources and operations to date have been funded primarily with the proceeds from public and private equity and debt financings and milestone payments on license agreements. The Company does not have adequate cash on hand to cover its anticipated expenses for the next 12 months. If the Company fails to raise a significant amount of capital, it may need to significantly curtail operations, cease operations or seek federal bankruptcy protection in the near future. These conditions raise substantial doubt about its ability to continue as a going concern. Consequently, the audit report prepared by the Company’s independent public accounting firm relating to its financial statements for the year ended June 30, 2013 includes a going concern explanatory paragraph.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    Summary of Significant Accounting Policies:

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Senesco Technologies, Inc. and its wholly owned subsidiary, Senesco, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company categorizes its financial instruments into a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument. Financial assets recorded at fair value on the Company’s consolidated balance sheets are categorized as follows:

⋅            Level 1: Observable inputs such as quoted prices in active markets;
⋅            Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
⋅            Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The fair value of the warrant liabilities is based on the Black-Scholes Merton and Modified Black-Scholes Merton option pricing models (“Black-Scholes model”) (Level 3). (See note 8).

The carrying value of prepaid research supplies and expenses, accounts payable, accrued expenses, and line of credit reported in the consolidated balance sheets equal or approximate fair value due to their short maturities.

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

Equipment, Furniture and Fixtures, Net

Equipment, furniture and fixtures are recorded at cost. Depreciation is calculated on a straight-line basis over four years for equipment and seven years for furniture and fixtures. Expenditures for major renewals and improvements are capitalized, and expenditures for maintenance and repairs are charged to operations as incurred. (See note 4).

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

The length of time that it takes for an initial patent application to be approved is generally between four to six years. However, due to the unique nature of each patent application, the actual length of time may vary. If a patent application is denied, the associated cost of that application would be written off. However, the Company has not had any patent applications denied as of June 30, 2013. Additionally, should a patent application become impaired during the application process, the Company would write down or write off the associated cost of that patent application.

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

Impairment of Long-lived Assets

The Company assesses the impairment in value of intangible assets whenever events or circumstances indicate that their carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include the following:

⋅     significant negative industry trends;
⋅     significant underutilization of the assets;
⋅     significant changes in how the Company uses the assets or its plans for their use; and
⋅     changes in technology and the appearance of competing technology.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If a triggering event occurs and if the Company's review determines that the future discounted cash flows related to the groups, including these assets, will not be sufficient to recover their carrying value, the Company will reduce the carrying values of these assets down to its estimate of fair value and continue amortizing them over their remaining useful lives. To date, except for certain patents and patents pending that the Company abandoned during the fiscal years ended June 30, 2013, 2012 and 2011, the Company has not recorded any impairment of intangible assets. During the fiscal years ended June 30, 2013, 2012 and 2011, in order to reduce its cost of patent prosecution and maintenance, the Company reviewed its patent portfolio and identified several patents and patent applications that it believed it no longer needed to maintain without having a material impact on the patent portfolio. Accordingly, during the fiscal years ended June 30, 2013, 2012 and 2011, the Company wrote off patent costs in the net amount of $64,210, $321,137 and $1,588,087, respectively.

Net Loss per Common Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”) assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional shares of Common Stock that would have been outstanding if the potential shares of Common Stock had been issued and if the additional shares of Common Stock were dilutive.

For all periods presented, basic and diluted loss per share are the same, as any additional Common Stock equivalents would be anti-dilutive. Potentially dilutive shares of Common Stock have been excluded from the calculation of the weighted average number of dilutive shares of Common Stock as follows:

	June 30,
	2013	2012	2011
Common Stock to be issued upon conversion of convertible preferred stock	26,666,667	17,611,538	16,300,000
Outstanding warrants	28,315,612	57,225,981	55,301,226
Outstanding options	23,174,770	15,647,742	11,348,314

Total potentially dilutive shares of Common Stock	78,157,049	90,485,261	82,949,540

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

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

While the Company believes that its tax positions are fully supportable, there is a risk that certain positions could be challenged successfully. In these instances, the Company looks to establish reserves. If the Company determined that a tax position is more likely than not of being sustained upon audit, based solely on the technical merits of the position, the Company would recognize the benefit. The Company measures the benefit by determining the amount that has a likelihood greater than 50% of being realized upon settlement. The Company presumes that all tax positions will be examined by a taxing authority with full knowledge of all relevant information.  The Company regularly monitors its tax positions, tax assets and tax liabilities. The Company reevaluates the technical merits of its tax positions and would recognize an uncertain tax benefit or derecognize a previously recorded tax benefit when (i) there is a completion of a tax audit, (ii) there is a change in applicable tax law including a tax case or legislative guidance, or (iii) there is an expiration of the statute of limitations. Significant judgment is required in accounting for tax reserves. As of June 30, 2013, the Company determined that it had no liability for uncertain income taxes. The Company’s policy is to recognize potential accrued interest and penalties related to the liability for uncertain tax benefits, if applicable, in income tax expense. The Company’s tax returns for periods prior to the fiscal year ended June 30, 2010 are no longer open for examination. (See note 11).

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

The following table sets forth the total stock-based compensation expense and issuance of Common Stock for services included in the consolidated statements of operations for the fiscal years ended June 30, 2013, 2012 and 2011 and from inception to date.

	Fiscal Year Ended June 30,			Cummulative
	2013	2012	2011	From Inception
General and administrative	$639,828	$721,197	$709,207	$11,234,942
Research and development	84,865	44,807	41,159	1,649,504

Total	$724,693	$766,004	$750,366	$12,884,446

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company estimated the fair value of each option grant throughout the year using the Black-Scholes option-pricing model using the following assumptions:

Fiscal Year Ended June 30,
	2013	2012	2011

Risk-free interest rate (1)	0.3-0.8%	0.4-1.9%	1.3-2.9%
Expected volatility	67-102%	78-105%	103-104%
Dividend yield	None	None	None
Expected life (2)	2.5 - 10.0	2.5 - 10.0	5.0 - 10.0

(1)  Represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term.
(2)  Expected life for employee based stock options was estimated using the “simplified” method, as allowed under the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 110.

The economic values of the options will depend on the future price of the Company's Common Stock which cannot be forecast with reasonable accuracy.

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

Effective July 1, 2012, the Company adopted Financial Accounting Standards Board’s (“FASB”) ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income and ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-5 . In these updates, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in ASU No. 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The adoption of ASU Nos. 2011-05 and 2011-12 did not have a material impact on the Company’s consolidated financial statements. The Company has presented comprehensive loss in the accompanying consolidated statements of operations and comprehensive loss.

In February 2013, the FASB issued ASU No. 2013-02, Other Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU No. 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements, however, it does require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amounts are required to be reclassified in their entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This guidance will be effective for reporting periods beginning after December 15, 2012, which will be the Company’s fiscal year 2014 (or July 1, 2013). The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Reclassifications

Certain accounts in the prior year financial statements have been reclassified, for comparative purposes, in order to conform with the presentation in the current year financial statements. These reclassifications have no effect on the previously reported net loss.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    Fair Value Measurements:

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2013 and 2012:

	Carrying	Fair Value Measurement at June 30, 2013
	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$1,602,294	$1,602,294	$-	$-

	Carrying	Fair Value Measurement at June 30, 2012
	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$2,001,325	$2,001,325	$-	$-

Liabilities:
Warrant liabilities	$238,796	$-	$-	$238,796

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments:

	Fiscal Year ended June 30,
	2013	2012
Beginning Balance	$238,796	$711,259
Issuance of common stock warrants	459,000	-
Change in fair value of warrant liabilities, net	(371,591)	(472,463)
Reclassification to equity due to exchange of common stock warrants into common stock	(326,205)	-
Ending Balance	$-	$238,796

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.     Equipment, Furniture and Fixtures:

Equipment, Furniture and Fixtures consist of the following:

	June 30,
	2013	2012
Equipment	$32,334	$31,053
Furniture and fixtures	67,674	67,674
	100,008	98,727
Less—Accumulated depreciation	(95,453)	(92,870)
	$4,555	$5,857

Depreciation expense aggregated $2,583, $2,386, $2,798 and $181,392 for the fiscal years ended June 30, 2013, 2012, 2011, and cumulatively from inception through June 30, 2013, respectively.

5.    Intangible assets:

Intangible assets consist of the following:

	June 30,
	2013	2012
Patents approved	$2,665,436	$2,209,286
Patents pending	1,919,360	1,912,526
	4,584,796	4,121,812
Accumulated amortization	(1,018,299)	(727,820)
	$3,566,497	$3,393,992

During the fiscal years ended June 30, 2013 and 2012, the Company incurred $527,761 and $446,035 of legal fees related to the prosecution of patent costs.

During the fiscal years ended June 30, 2013 and 2012, the Company abandoned certain patents and patents pending. Accordingly, intangible assets were reduced by the net carrying value of those patents and patents pending in the amount of $64,210 and $321,137, respectively.

Amortization expense amounted to $291,046, $255,637, $140,476 and $1,212,542 for the fiscal years ended June 30, 2013, 2012, 2011, and cumulatively from inception through June 30, 2013, respectively.

Estimated amortization expense for the next five fiscal years is as follows:

Fiscal Year ended June 30,
2014	$300,000
2015	300,000
2016	300,000
2017	300,000
2018	300,000

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    Accrued Expenses:

Accrued expenses were comprised of the following:

	June 30,
	2013	2012
Accrued research	$210,696	$113,264
Accrued dividends payable	20,000	114,474
Accrued other	156,844	141,957
	$387,540	$369,695

7.    Line of Credit:

On February 17, 2010, the Company entered into a credit agreement with JMP Securities LLC. The agreement provides the Company with, subject to certain restrictions, including the existence of suitable collateral, up to a $3.0 million line of credit upon which the Company may draw at any time (the “Line of Credit”). Any draws upon the Line of Credit accrue interest at an annual rate of (i) the broker rate in effect at the interest date (which was 3.75% at June 30, 2013), plus (ii) 2.0%. There are no other conditions or fees associated with the Line of Credit. The Line of Credit is not secured by any assets of the Company, but it is secured by certain assets of one of a member of the Company’s Board of Directors, Harlan W. Waksal, M.D., which is currently held by JMP Securities. The balance outstanding as of June 30, 2013 and 2012 was $2,187,082 and $2,199,108, respectively. In April 2011, we were required to enter into a new demand note with the clearing agent for JMP Securities in connection with the Line of Credit.

Total interest expense recorded under the Line of Credit for the fiscal years ended June 30, 2013, 2012 and 2011 amounted to $122,453, $134,549 and $110,649, respectively.

8.    Warrant Liabilities:

The warrant liabilities represent the fair value of Common Stock purchase warrants, which have exercise price reset features and cash settlement features.

The fair value of the warrants that have exercise price reset features is estimated using an adjusted Black-Scholes model. The Company computes valuations, each quarter, using the Black-Scholes model for such warrants to account for the various possibilities that could occur due to changes in the inputs to the Black-Scholes model as a result of contractually-obligated changes. The Company effectively weights each calculation based on the likelihood of occurrence to determine the value of the derivative at the reporting date. The Company has an unobservable input for the estimation of the likelihood of a reset occurring, which was estimated to be 75% made up of various reset amounts with probabilities ranging between 10% and 25% per occurrence. These estimates of the likelihood of completing an equity raise that would meet the criteria to trigger the reset provisions are based on numerous factors, including the remaining term of the financial instruments and the Company’s overall financial condition. As of June 30, 2013, all warrants that had an exercise price reset feature had been exchanged for Common Stock or had expired.

The fair value of the warrants that have cash settlement features were estimated using a probability –weighted Black-Scholes model.  The unobservable input used by the Company on certain warrants was the estimation of the likelihood of a fundamental transaction, as defined in the related agreements, which was estimated to be 50% at June 30, 2013 and 15% at June 30, 2012 and 2011.

Changes in the unobservable input values would have likely cause material changes in the fair value of the Company’s Level 3 financial instruments. The significant unobservable input used in the fair value measurement was the estimation of the likelihood of the occurrence of a change to the strike price of the warrants or the occurrence of a fundamental transaction. A significant increase (decrease) in the this likelihood would have resulted in a higher (lower) fair value measurement.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended June 30, 2013, the Company issued 36,902,192 shares of Common Stock in exchange for 39,687,500 warrants that were included in the computation of warrant liabilities. In connection with the exchanges, the Company compared the value of the Common Stock issued with the adjusted Black-Scholes value of the warrants exchanged. The difference in these values resulted in a loss on the settlement of warrant liabilities in the aggregate amount of $1,724,546. Additionally, the value of the warrants on the dates of the exchanges, in the aggregate amount of $326,205, was reclassified from warrant liabilities to additional paid in capital.

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

During the fiscal years ended June 30, 2013, 2012 and 2011, the Company revalued all of the remaining warrant liabilities, using the adjusted Black-Scholes and probability-weighted Black-Scholes models. A gain on the change in fair value of the warrant liabilities in the amount of $371,591, $472,463 and $609,239 was recorded in the Consolidated Statement of Operations for the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

At June 30, 2013 and 2012, there were an aggregate of 8,767,188 and 21,307,814 warrants, respectively, included in the fair value of the warrant liabilities. However, the value of the warrants outstanding at June 30, 2013 was de minimis.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assumptions used to value the warrants were as follows:

	June 30, 2013	June 30, 2012
Warrants issued on December 20, 2007
Estimated life in years	-	0.50
Risk-free interest rate (1)	-	0.15%
Volatility	-	75%
Dividend paid	-	None
Range of estimated strike prices	-	$0.33-$0.36
Range of estimated probabilities	-	10% - 50%

Warrants issued on June 30, 2008
Estimated life in years	-	1.00
Risk-free interest rate (1)	-	0.21%
Volatility	-	75%
Dividend paid	-	None
Range of estimated strike prices	-	$0.33-$0.36
Range of estimated probabilities	-	10% - 50%

Warrants issued on April 1, 2010
Estimated life in years	1.75	2.75
Risk-free interest rate (1)	0.36%	0.39%
Volatility	72%	78%
Dividend paid	None	None
Estimated probability of a fundamental transaction	50%	15%

(1)  Represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the warrant term.

9.  Stockholders’ Equity:

Preferred Stock

On April 1, 2010, the Company sold 10,297 shares of 10% Series A convertible preferred stock to non-affiliated purchasers for $10,297,000. On June 2, 2010, the Company sold 1,200 shares of 10% Series B convertible preferred stock (together with the Series A preferred stock, the “Convertible Preferred Stock”) to affiliated purchasers for $1,200,000. After deducting cash closing costs of $742,159, the Company received aggregate net cash proceeds from the sale of the Convertible Preferred Stock in the amount of $10,754,841.

Pursuant to the terms of the Convertible Preferred Stock, the Convertible Preferred Stock was initially convertible into approximately 35,928,125 shares of the Company’s Common Stock, subject to adjustment. In addition, the holders of the Convertible Preferred Stock received immediately exercisable warrants to purchase up to approximately 35,928,125 shares of the Company’s Common Stock.

Each share of Convertible Preferred Stock has a stated value of $1,000 (the “Stated Value”). Each holder of shares of Convertible Preferred Stock is entitled to receive semi-annual dividends at the rate of 10% per annum of the Stated Value for each share of Convertible Preferred Stock held by such holder. Except in limited circumstances, the Company can elect to pay the dividends in cash or shares of Common Stock. If the dividends are paid in shares of Common Stock, such shares will be priced at the lower of 90% of the average volume weighted-average price for the 20 trading days immediately preceding the payment date or $0.224. The dividends were subject to a 30% make whole provision.   At June 30, 2013 the make whole provision had been satisfied.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The shares of Convertible Preferred Stock were convertible into shares of Common Stock at an initial conversion price of $0.32 per share and are convertible at any time. The conversion price is subject to adjustment if the Company sells or grants any Common Stock or Common Stock equivalents, subject to certain exclusions, at an effective price per share that is lower than the conversion price of the Convertible Preferred Stock. After 18 months from the date of issuance of the Convertible Preferred Stock, if the Company’s Common Stock trades above $0.80 for 20 out of 30 consecutive trading days, the Convertible Preferred Stock will no longer be subject to adjustment.

On December 27, 2010, in connection with the Company’s ATM facility, discussed below, the conversion price on the then outstanding 5,325 shares of Convertible Preferred Stock was adjusted from $0.32 to $0.30, resulting in an additional 1,109,375 shares of Common Stock that would be issued upon conversion of the then outstanding Convertible Preferred Stock.  In connection with the adjustment of the conversion price, due to a beneficial conversion feature, an additional dividend in the amount of $360,733 was recorded as an increase to both additional paid-in capital and accumulated deficit.

On July 18, 2011, in connection with the Company’s ATM facility, the conversion price on the then outstanding 4,860 shares of Convertible Preferred Stock was adjusted from $0.30 to $0.27, resulting in an additional 1,800,000 shares of Common Stock that would be issued upon conversion of the then outstanding Convertible Preferred Stock. In connection with the adjustments to the conversion price, due to a beneficial conversion feature, an additional dividend in the amount of $778,000 was recorded as an increase to both additional paid-in capital and accumulated deficit.

On January 6, 2012, in connection with the Company’s placement of Common Stock and warrants, the conversion price on the then outstanding 4,845 shares of Convertible Preferred Stock was adjusted from $0.27 to $0.26, resulting in an additional 690,171 shares of Common Stock that would be issued upon conversion of the then outstanding Convertible Preferred Stock. In connection with the adjustments to the conversion price, due to a beneficial conversion feature, an additional dividend in the amount of $298,355 was recorded as an increase to both additional paid-in capital and accumulated deficit.

On January 4, 2013, in connection with the Company’s placement of Common Stock and warrants, the conversion price on the then outstanding 995 shares of Convertible Preferred Stock was adjusted from $0.26 to $0.10, resulting in an additional 6,123,077 shares of Common Stock that would be issued upon conversion of the then outstanding Convertible Preferred Stock. In connection with the adjustments to the conversion price, due to a beneficial conversion feature, an additional dividend in the amount of $125,260 was recorded as an increase to both additional paid-in capital and accumulated deficit.

On May 9, 2013, in connection with the Company’s placement of Common Stock, the conversion price on the then outstanding 965 shares of Convertible Preferred Stock was adjusted from $0.10 to $0.03, resulting in an additional 23,216,667 shares of Common Stock that would be issued upon conversion of the then outstanding Convertible Preferred Stock. As a result of the resets to the conversion price, each share of Preferred Stock was convertible into 33,333 shares of Common Stock (a conversion price of $0.03).

On August 8, 2012, in connection with a warrant exchange, 2,384 shares of Series A convertible preferred stock were converted into 9,169,231 shares of Common Stock. Additionally, certain directors of the Company converted their 1,200 shares of Series B convertible preferred stock into 4,615,385 of Common Stock.

On June 24, 2013, in connection with an exchange offer, 135 shares of Series A convertible preferred stock were converted into 5,625,000 shares of Common Stock. Subsequent to June 24, 2013, there were 800 shares of Series A convertible preferred stock outstanding and no shares of Series B convertible preferred stock outstanding.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the fiscal year ended June 30, 2011, 4,345 shares of Convertible Preferred Stock were converted into 13,668,750 shares of Common Stock. During the fiscal year ended June 30, 2011, the Company issued an additional 7,912,266 shares of Common Stock for the payment of dividends in the amount of $2,277,567. Total dividends payable on the outstanding 4,890 shares of Convertible Preferred Stock at June 30, 2011 amounted to $122,252.

During the fiscal year ended June 30, 2012, 311 shares of Convertible Preferred Stock were converted into 1,178,634 shares of Common Stock. During the fiscal year ended June 30, 2012, the Company issued an additional 2,321,877 shares of Common Stock for the payment of dividends in the amount of $557,150. Total dividends payable on the outstanding 4,579 shares of Convertible Preferred Stock at June 30, 2012 amounted to $114,474.

During the fiscal year ended June 30, 2013, 3,779 shares of Convertible Preferred Stock were converted into 20,284,615 shares of Common Stock. Additionally, in connection with a convertible preferred stock conversion agreement entered into on June 24, 2013, an additional 1,125,000 shares of Common Stock were issued to the holders of 135 shares of Convertible Preferred Stock. During the fiscal year ended June 30, 2013, the Company issued an additional 3,719,635 shares of Common Stock for the payment of dividends in the amount of $591,321. Total dividends payable on the outstanding 800 shares of Convertible Preferred Stock at June 30, 2012 amounted to $20,000.

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

As discussed in Note 8 above, the Company is required to record the warrants as liabilities. As a result, the Company must allocate the proceeds to the warrants based upon their fair value with the remainder of the proceeds allocated to the Preferred Stock. The Company allocated the gross proceeds of the offering as follows:

	Series A	Series B
	Convertible	Convertible
	Preferred Stock	Preferred Stock	Total
Total gross proceeds	$10,297,000	$1,200,000	$11,497,000
Allocated to warrants	(1,530,070)	(228,938)	(1,759,008)
Allocated to Convertible Preferred Stock	$8,766,930	$971,062	$9,737,992

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

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Placement Agent Warrants

On April 1, 2010, in connection with the issuance of the Series A convertible preferred stock, the Company issued warrants to purchase 1,079,688 shares of the Company’s Common Stock as partial compensation for services related to the raising of the capital. Each warrant has an initial exercise price of $0.35 per share of Common Stock. The warrants are immediately exercisable and have a five year term. In accordance with ASC 480-10, Distinguishing Liabilities from Equity, the Company determined that such warrants are to be accounted for as a liability. Accordingly, using the Black-Scholes model, the Company recorded a warrant liability in the amount of $51,339 related to the warrants on the issuance date. The Company recorded a charge to additional paid in capital as an additional cost of capital.

Common Stock

On September 22, 2009, the stockholders approved a proposal to increase the authorized Common Stock of the Company from 100,000,000 shares to 120,000,000 shares. On May 25, 2010, the stockholders approved a proposal to increase the authorized Common Stock of the Company from 120,000,000 shares to 250,000,000 shares. On December 14, 2011, the stockholders approved a proposal to increase the authorized Common Stock of the Company from 250,000,000 shares to 350,000,000 shares. On March 25, 2013, the stockholders approved a proposal to increase the authorized Common Stock of the Company from 350,000,000 shares to 500,000,000 shares.

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

During the fiscal year ended June 30, 2013, the Company issued 353,895 shares of Common Stock under the ATM for gross proceeds in the amount of $100,570.

During the fiscal year ended June 30, 2012, the Company issued 1,834,557 shares of Common Stock under the ATM for gross proceeds in the amount of $509,670.

During the fiscal year ended June 30, 2011, the Company issued 5,911,457 shares of Common Stock under the ATM for gross proceeds in the amount of $1,853,421.

From the inception of the ATM through June 30, 2013, the Company has issued 8,099,909 shares of Common Stock under the ATM for gross proceeds in the amount of $2,463,661.

In November 2012, the Company was delisted from the NYSE MKT exchange and is now quoted on the OTCQB. Since the Company is no longer listed on the NYSE MKT exchange, the Company is no longer be able to issue and sell shares of its Common Stock under the ATM.

Public Placements of Common Stock and Warrants

January 6, 2012 and March 1, 2012 Placement

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

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

January 4, 2013 Placement

On January 4, 2013, the Company entered into definitive agreements to issue 30,000,000 shares of Common Stock (the “Shares”) and five year warrants (the “Warrants”) to purchase 30,000,000 shares of Common Stock with an exercise price of $0.12 per share (the shares underlying the Warrants, the “Warrant Shares”, together with the Shares and Warrants, the “Securities”) (the “Offering”) for gross proceeds of $3,000,000, before deducting estimated offering expenses, in a registered direct offering. The Warrants are exercisable from the date that is one year and one day following the issuance date until the fifth anniversary of the issuance date and contain standard anti-dilution provisions and adjustment provisions in the event of stock splits, combinations, dividends, distributions or reorganizations. Additionally, the Warrants contain exercise price reset features for a period of eighteen months from the date of issuance and cash settlement features in the event of a fundamental transaction. Due to the cash settlement features in the Warrants, $459,000 of the net proceeds was recorded as a warrant liability. Each Share, together with the Warrant, was sold at a price of $0.10 per unit. In April and June 2013, all the warrants were exchanged for common stock. (See Note 8) Therefore, these warrants are not included in the calculation of the warrant liability at June 30, 2013.

The net offering proceeds to the Company from the sale of the Common Stock and Warrants, after deducting the offering expenses payable by the Company of $151,202, were $2,848,798. Six hundred thousand dollars of the net proceeds of the offering are being used for investor relations purposes and the remainder was used for working capital, research and development and general corporate purposes.

The Offering closed on January 8, 2013.

May 9, 2013 Placement

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

The net offering proceeds to the Company from the sale of the Common Stock, after deducting the offering expenses payable by the Company of $153,318, were $1,101,682. The net proceeds of the offering are being used for working capital, research and development and general corporate purposes.

The Offering closed on May 10, 2013.

10.  Stock-Based Compensation

In December 2008, the Company adopted the 2008 Incentive Compensation Plan (the "2008 Plan"), which provides for the grant of stock options, stock grants and stock purchase rights to certain designated employees and certain other persons performing services for the Company, as designated by the board of directors. Pursuant to the 2008 Plan, an aggregate of 5,137,200 shares of Common Stock had been reserved for issuance. On May 25, 2010, the Company increased the aggregate shares of Common Stock reserved for issuance under the 2008 Plan to 11,137,200. On March 11, 2011, the Company increased the aggregate shares of Common Stock reserved for issuance under the 2008 Plan to 23,005,003. Additionally, on January 1 of each calendar year beginning with the calendar year 2012 and ending with the calendar year 2015, the share reserve will automatically increase so that the total number of shares available for issuance under the 2008 Plan is 15% of the fully diluted shares as of the date of such increase, but in no event will such annual increase exceed 7,000,000 shares per year. On January 1, 2012, the increase in Common Stock reserved for issuance under the 2008 Plan was 2,210,257. On January 1, 2013, the increase in Common Stock reserved for issuance under the 2008 Plan was 865,763. The 2008 Plan is intended to serve as a successor to the Amended and Restated 1998 Stock Incentive Plan (the “1998 Plan”), which terminated in December 2008. On February 19, 2009, the Company filed a registration statement with the SEC to register all of the 6,137,200 shares of Common Stock underlying the 2008 Plan. On June 8, 2010, the Company filed with the SEC an amendment to the registration statement to register the additional 5,000,000 shares of Common Stock underlying the 2008 Plan. On January 4, 2012, the Company filed with the SEC an amendment to the registration statement to register the additional 2,210,257 shares of Common Stock underlying the 2008 Plan. On March 8, 2013, the Company filed with the SEC an amendment to the registration statement to register the additional 865,763 shares of Common Stock underlying the 2008 Plan. The registration statement and amendments were deemed effective upon filing.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. Generally, the awards vest based upon time-based conditions or achievement of specified goals and milestones.

On November 16, 2012, the Company issued 3,705,000 options that are subject to vesting first based upon specified goals and milestones and then based upon time-based conditions. On the issuance date, such options had an aggregate Black-Scholes value of $489,060. As of June 30, 2013, the Company reviewed the specified goals and milestones on an employee by employee basis. Based upon the review, the Company has estimated that it was probable that, on average, the employees would achieve 55% of the target goals. As a result, the Company is recognizing 55% of the aggregate fair value of the options ratably over the time-based vesting period.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option activity under the 2008 Plan and 1998 Plan is summarized as follows:

		Weighted
	Aggregate	Average	Exercise Price
	Number	Exercise Price	Range
Outstanding, July 31, 2010	7,269,172	$1.13	$0.29 – 4.00
Granted	4,579,142	0.26	0.26 – 0.32
Exercised	-	-	-
Cancelled	-	-	-
Expired	(500,000)	1.14	0.99 – 2.25
Outstanding, June 30, 2011	11,348,314	0.78	0.26 – 4.00
Granted	5,274,428	0.23	0.20 – 0.26
Exercised	-	-	-
Cancelled	-	-	-
Expired	(975,000)	2.32	1.50 – 4.00
Outstanding, June 30, 2012	15,647,742	0.50	0.20 – 3.45
Granted	8,966,978	0.14	0.04 - 0.18
Exercised	-	-	-
Cancelled	(1,152,450)	0.23	0.23
Expired	(287,500)	2.02	1.09 - 2.35
Outstanding, June 30, 2013	23,174,770	$0.35	$0.04 - 3.45

Options exercisable at June 30, 2013	16,612,179	$0.41
Options exercisable at June 30, 2012	10,101,055	$0.62
Options exercisable at June 30, 2011	7,274,422	$1.04

Weighted average fair value of options granted during the fiscal year ended June 30, 2013	$0.11
Weighted average fair value of options granted during the fiscal year ended June 30, 2012	$0.17
Weighted average fair value of options granted during the fiscal year ended June 30, 2011	$0.33

Non-vested stock option activity under the Plan is summarized as follows:

		Weighted-average
	Number of	Grant-Date
	Options	Fair Value
Non-vested stock options at July 1, 2012	5,546,687	$0.25
Granted	8,966,978	0.11
Vested	(6,798,624)	0.13
Forfeited	(1,152,450)	0.18
Non-vested stock options at June 30, 2013	6,562,591	$0.16

As of June 30, 2013, the aggregate intrinsic value of stock options outstanding was $0, with a weighted-average remaining term of 7.6 years. The aggregate intrinsic value of stock options exercisable at that same date was $0, with a weighted-average remaining term of 7.1 years. As of June 30, 2013, the Company has 4,630,353 shares available for future stock option grants.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2013, total estimated compensation expense not yet recognized related to stock option grants amounted to $739,008, which will be recognized over the next 42 months.

Warrants

Total outstanding warrants at June 30, 2013 were as follows:

Strike Price	Warrants
$3.45	15,000
$3.15	20,000
$1.40	5,000
$1.08	2,500
$0.60	2,770,850
$0.35	19,745,313
$0.32	300,000
$0.29	4,926,949
$0.26	5,000
$0.01	525,000
28,315,612

As of June 30, 2013, all of the above warrants are exercisable expiring at various dates through 2017. At June 30, 2013, the weighted-average exercise price on the above warrants was $0.36.

On August 8, 2012, pursuant to a warrant exchange agreement, 17,262,500 of the warrants with an exercise price of $0.35 were exchanged for 6,902,192 shares of Common Stock.

On April 8, 2013 and June 24, 2013, pursuant to warrant exchange agreements, an aggregate of 30,000,000 of the warrants with an initial exercise price of $0.12, which was subsequently reset to $0.03, were exchanged for an aggregate of 30,000,000 shares of Common Stock.

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

During the fiscal year ended June 30, 2011, the Company determined that the first target goal under the Long-Term Equity Incentive Program had been met and, therefore, recognized $93,500 of compensation. The Company also determined that the second and third target goals under the Long-Term Equity Incentive Program would not be met. As such, the eligible shares and options related thereto did not vest and the remaining $374,000 of potential compensation expense was not recognized.

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

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company accounts for income taxes under FASB ASC 740 ("ASC 740"). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities, which are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

As of June 30, 2013, the Company had federal net operating loss (“NOL”) carry forwards of $49,277,000 and state NOL carry forwards of approximately $41,910,000, which are available to reduce future taxable income. The federal NOL carry forwards will begin to expire in 2019. The state NOL carry forwards will begin to expire at various dates starting in 2019. The NOL carry forwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL carry forwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state tax provisions. This could limit the amount of NOLs that the Company can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, will be determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

The Company's reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. The Company recognized no material adjustment for unrecognized income tax benefits. Through June 30, 2013, the Company had no unrecognized tax benefits or related interest and penalties accrued.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a full valuation allowance against its deferred tax assets at June 30, 2013 and 2012, respectively, because the Company's management has determined that is it more likely than not that these assets will not be fully realized.

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	June 30,
	2013	2012	2011
Federal income tax provision at statutory rate	(34.0)%	(34.0)%	(34.0)%
Fair value - warrant liability	(2.0)%	(3.2)%	(2.8)%
Loss on settlement of warrant liabilities	1.0%	-	-
Other	(4.0)%	(0.6)%	(1.9)%
Change in valuation allowance	39.0%	37.8%	38.7%

Actual income tax provision (benefit) effective tax rate	-%	-%	-%

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The principal components of deferred income tax assets consists of the following:

	June 30,
	2013	2012
Net operating loss carryforwards	$19,269,000	$17,738,000
Stock-based compensation	2,507,000	2,243,000
Other	44,000	(42,000)
	21,820,000	19,939,000
Valuation allowance	(21,820,000)	(19,939,000)
Net deferred tax asset	$-	$-

12. Commitments:

Research Agreement

Effective September 1, 1998, the Company entered into a research and development agreement, which has subsequently been renewed, with The University of Waterloo which Dr. John Thompson, who is an officer, director and stockholder of the Company, is affiliated with. Pursuant to the agreement, the university provides research and development under the direction of the researcher and the Company. The agreement is renewable annually by the Company which has the right of termination upon 30 days' advance written notice. Effective September 1, 2011, the Company extended the research and development agreement for an additional one-year period through August 31, 2012 in the amount of 555,900 Canadian dollars. Effective September 1, 2012, the Company extended the research and development agreement for an additional one-year period through August 31, 2013 in the amount of Can $611,550. Effective July 1, 2013, the budget for the research and development agreement was amended to reduce the monthly amount from $50,962 to $38,038 through August 31, 2013. Research and development expenses under this agreement for the fiscal years ended June 30, 2013, 2012 and 2011 aggregated U.S. $628,995, U.S. $573,368 and U.S. $622,872, respectively, and U.S. $7,778,296 for the cumulative period through June 30, 2013. Future obligations to be paid under the agreement through August 31, 2013 equal approximately U.S. $76,076.

Supply and service agreements

Effective June 20, 2011, the Company entered into an agreement with Criterium, Inc. (“Criterium”) under which Criterium will provide monitoring, project and data management services in connection with the Company’s Phase 1b/2a clinical trial.  The agreement, as amended, has an initial term that commences on the date of the agreement and runs for a period of seventeen (17) months. The Company’s remaining financial obligation under the agreement is estimated to be approximately $455,000.

Effective June 4, 2013, the Company entered into a clinical supply agreement with The University of Iowa (“Iowa”) under which Iowa will provide manufacturing, vialing and testing services for certain reagents that are used in SNS01-T. The agreement will terminate upon delivery of the delivery of the reagents, which is estimated to be approximately six months. The Company’s remaining financial obligation under the agreement is approximately $156,000.

Consulting and other Agreements

Effective May 1, 1999, the Company entered into a consulting agreement for research and development with Dr. John Thompson. The agreement was renewed for an additional one-year term through June 30, 2014. Future obligations to be paid under the agreement equal $67,500.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is obligated under a non-cancelable operating lease of office space expiring on May 31, 2014. The aggregate minimum future payments are $63,261. Rent expense charged to operations aggregated $69,538, $69,174, $88,766 and $984,270 for the fiscal years ended June 30, 2013, 2012, 2011, and from inception through June 30, 2013, respectively.

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

In July 1999, the Collaboration applied for and received a conditional grant from the Israel - United States Binational Research and Development Foundation (the "BIRD Foundation"). This agreement, as amended, allowed the Collaboration to receive $340,000 over a five-year period ending May 31, 2004. Grants received from the BIRD Foundation will be paid back only upon the commercial success of the Collaborations technology, as defined. The Company has received a total of $99,728, all of which was received prior to the fiscal years ended June 30, 2013, June 30, 2012 and June 30, 2011.

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

The Company's portion of the expenses of the collaboration approximated $0, $100,000 and $205,000 for the fiscal years ended June 30, 2013, 2012 and 2011, respectively, and is included in research and development expenses.

14.  Grant Income:

On October 29, 2010, the Company was approved for a grant in the amount of $244,479 in connection with the Qualified Therapeutic Discovery Project, which is Section 48D of the Internal Revenue Code. The funds were granted in connection with the Company’s program for the use of its lead therapeutic candidate, SNS01-T, in multiple myeloma.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Supplemental Cash Flow Information:

				Cumulative
	Fiscal Year Ended June 30,			Amounts from
	2013	2012	2011	Inception

Supplemental disclosure of non-cash transactions:
Conversion of convertible note into common stock	$-	$-	$-	$10,000,000
Conversion of bridge notes into common stock	-	-	-	534,316
Conversion of preferred stock into common stock	202,808	11,783	136,644	421,922
Allocation of common stock proceeds to warrants	459,000	-	-	459,000
Allocation of preferred stock proceeds to warrants and beneficial conversion feature	-	1,076,355	360,733	8,526,135
Allocation of convertible debt proceeds to warrants and beneficial conversion feature	-	-	-	9,340,000
Warrants issued for financing costs	-	-	-	690,984
Issuance of common stock for interest payments on convertible notes	-	-	-	2,003,386
Issuance of common stock for dividend payments on preferred stock	591,321	557,153	2,155,315	4,213,264
Issuance of common stock in settlement of accounts payable	-	-	-	175,000
Dividends accrued on preferred stock	20,000	114,474	122,252	20,000
Supplemental disclosure of cash flow information:
Cash paid for interest	122,454	134,549	110,649	494,137