Form 10-K/A
period 2013-06-30
SENESCO TECHNOLOGIES INC
filed 2013-09-25
CIK 1035354

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

Explanatory Note

We are filing this Amendment to No. 1 on Form 10-K/A (the “Amendment”) of Senesco Technologies, Inc. (the “Company”) to amend our Annual Report on Form 10-K for the year ended June 30, 2013, filed on September 11, 2013 (the “Original Form 10-K”, and together with the Amendment, the “Form 10-K”) to file a revised Exhibit 10.24 to disclose all previously-redacted information in connection with our rescission of the prior confidential treatment request submitted to the Securities and Exchange Commission regarding such exhibit. With the exception of the inclusion of the revised Exhibit 10.24, no information contained in the Original Form 10-K has been changed.

- i -

TABLE OF CONTENTS

	Item		Page

PART IV	15.	Exhibits and Financial Statement Schedules	1

SIGNATURES			2

- i -

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)        (3)      Exhibits.

             Reference is made to the Exhibit Index on Page 3.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 25th day of September 2013.

SENESCO TECHNOLOGIES, INC.

By:	/s/ Leslie J. Browne
Leslie J. Browne, Ph.D., President and
Chief Executive Officer
(principal executive officer)

By:	/s/ Joel Brooks
Joel Brooks, Chief Financial Officer,
Secretary and Treasurer
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1	Merger Agreement and Plan of Merger by and among Nava Leisure USA, Inc., an Idaho corporation, the Principal Stockholders (as defined therein), Nava Leisure Acquisition Corp., and Senesco, Inc., dated October 9, 1998. (Incorporated by reference to Senesco Technologies, Inc. definitive proxy statement on Schedule 14A dated January 11, 1999.)

2.2	Merger Agreement and Plan of Merger by and between Senesco Technologies, Inc., an Idaho corporation, and Senesco Technologies, Inc., a Delaware corporation, dated September 30, 1999. (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended September 30, 1999.)

3.1	Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on January 22, 2007. (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended December 31, 2006.)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on January 22, 2008. (Incorporated by reference to Exhibit 3.1 of Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended December 31, 2007.)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on September 22, 2009. (Incorporated by reference to Exhibit 3.3 of Senesco Technologies, Inc. annual report on Form 10-K/A for the period ended June 30, 2009.)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on May 25, 2010. (Incorporated by reference to Exhibit 3.1 to Senesco Technologies, Inc. current report on Form 8-K filed on May 28, 2010.)

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on December 22, 2011. (Incorporated by reference to Exhibit 3.1 to Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended December 31, 2011.)

3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on April 1, 2013. (Incorporated by reference to Exhibit 3.1 to Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended March 31, 2013.)

3.7	Amended and Restated By-laws of Senesco Technologies, Inc. as adopted on October 2, 2000. (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 2000.)

3.8	Certificate of Designations to the Company’s Certificate of Incorporation (Series A)(Incorporated by reference to Exhibit 3.1 to Senesco Technologies, Inc. current report on Form 8-K filed on March 29, 2010)

Exhibit No.	Description of Exhibit

4.1	Form of Series B Warrant issued to Partlet Holdings Ltd. (Incorporated by reference to Exhibit 4.2 of Senesco Technologies, Inc. current report on Form 8-K, filed on July 10, 2009.)

4.2	Form of Series A Warrant issued to each of Robert Forbes, Timothy Forbes, Harlan W. Waksal, M.D., Rudolf Stalder, Christopher Forbes, David Rector, John N. Braca, Jack Van Hulst, Warren Isabelle and the Thomas C. Quick Charitable Foundation. (Incorporated by reference to Exhibit 4.1 of Senesco Technologies, Inc. current report on Form 8-K, filed on July 30, 2009.)

4.3	Form of Series B Warrant issued to each of Robert Forbes, Timothy Forbes, Harlan W. Waksal, M.D., Rudolf Stalder, Christopher Forbes, David Rector, John N. Braca, Jack Van Hulst, Warren Isabelle and the Thomas C. Quick Charitable Foundation. (Incorporated by reference to Exhibit 4.1 of Senesco Technologies, Inc. current report on Form 8-K, filed on July 30, 2009.)

4.4	Form of Series B Warrant issued to Cato Holding Company. (Incorporated by reference to Exhibit 4.1 of Senesco Technologies, Inc. current report on Form 8-K, filed on July 30, 2009.)

4.5	Form of Series A Common Stock Purchase Warrant issued to certain accredited investors (Incorporated by reference to Exhibit 4.1 of Senesco Technologies, Inc. current report on Form 8-K filed on March 29, 2010.)

4.6	Form of Series B Common Stock Purchase Warrant issued to certain affiliated investors (Incorporated by reference to Exhibit 4.2 of Senesco Technologies, Inc. current report on Form 8-K filed on March 29, 2010.)

4.7	Form of Warrant (Incorporated by reference to Exhibit 4.1 of Senesco Technologies, Inc. current report on Form 8-K filed on January 9, 2012.)

4.8	Form of Warrant (Incorporated by reference to Exhibit 4.1 of Senesco Technologies, Inc. current report on Form 8-K filed on March 2, 2012.)

4.9	Form of Warrant Clarification Letter (Incorporated by reference to Exhibit 4.16 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2012.)

4.10	Form of January 2013 Warrant (Incorporated by reference to Exhibit 4.1 of Senesco Technologies, Inc. current report on Form 8-K filed on January 4, 2013.)

10.1	Indemnification Agreement by and between Senesco Technologies, Inc. and Christopher Forbes, dated January 21, 1999. (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 1998.)

10.2	Indemnification Agreement by and between Senesco Technologies, Inc. and Thomas C. Quick, dated February 23, 1999. (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended March 31, 1999.)

Exhibit No.	Description of Exhibit

10.3	Indemnification Agreement by and between Senesco Technologies, Inc. and Ruedi Stalder, dated March 1, 1999. (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended March 31, 1999.)

10.4	Indemnification Agreement by and between Senesco Technologies, Inc. and Jack Van Hulst, dated January 16, 2007. (Incorporated by reference to Exhibit 10.13 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2007)

10.5	Indemnification Agreement by and between Senesco Technologies, Inc. and John Braca, dated October 8, 2003. (Incorporated by reference to Exhibit 10.38 of Senesco Technologies, Inc. annual report on Form 10-KSB for the period ended June 30, 2004.)

10.6	Indemnification Agreement by and between Senesco Technologies, Inc. and David Rector dated as of April, 2002. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended September 30, 2004.)

10.7	Indemnification Agreement by and between Senesco Technologies, Inc. and Harlan W. Waksal, M.D. dated as of October 24, 2008. (Incorporated by reference to Exhibit 10.8 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2009.)

10.8	Indemnification Agreement by and between Senesco Technologies, Inc. and Warren Isabelle dated as of June 8, 2009. (Incorporated by reference to Exhibit 10.9 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2009.)

10.9	Indemnification Agreement by and between Senesco Technologies, Inc. and Leslie J. Browne, Ph.D. dated as of May 25, 2010. (Incorporated by reference to Exhibit 10.2 of Senesco Technologies, Inc. current report on Form 8-K filed on May 25, 2010.)

10.10	Nondisclosure, Noncompetition and Invention Assignment Agreement by and between Leslie J. Browne, Ph.D. and Senesco Technologies, Inc. dated May 25, 2010. (Incorporated by reference to Exhibit 10.3 of Senesco Technologies, Inc. current report on Form 8-K filed on May 25, 2010.)

10.11*	Consulting Agreement by and between Senesco Technologies, Inc. and John E. Thompson, Ph.D., dated July 12, 1999. (Incorporated by reference to Senesco Technologies, Inc. annual report on Form 10-KSB for the period ended June 30, 2000.)

10.12*	Amendment to Consulting Agreement of July 12, 1999, as modified on February 8, 2001, by and between Senesco, Inc. and John E. Thompson, Ph.D., dated December 13, 2002. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 2002.)

10.13 *	Amendment # 7 to Consulting Agreement of July 12, 1999, as modified, by and between Senesco, Inc. and John E. Thompson, Ph.D., dated June 20, 2011.(Incorporated by reference to Exhibit 10.16 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2011.)

Exhibit No.	Description of Exhibit

10.14 *	Amendment # 8 to Consulting Agreement of July 12, 1999, as modified, by and between Senesco, Inc. and John E. Thompson, Ph.D., dated June 20, 2013. (Previously filed.)

10.15 +	Development Agreement by and between Senesco Technologies, Inc. and ArborGen, LLC, dated June 28, 2002. (Incorporated by reference to Exhibit 10.31 of Senesco Technologies, Inc. annual report on Form 10-KSB for the year ended June 30, 2002.)

10.16 +	Commercial License Agreement by and between Senesco Technologies, Inc. and ArborGen, LLC dated as of December 21, 2006. (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended December 31, 2006.)

10.17 +	Development and License Agreement by and between Senesco Technologies, Inc. and Calwest Seeds, dated September 14, 2002. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended September 30, 2002.)

10.18 +	Development and License Agreement by and between Senesco Technologies, Inc. and The Scotts Company, dated March 8, 2004. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended March 31, 2004.)

10.19 +	Development and License Agreement with Broin and Associates, Inc. (currently known as Poet) dated as of October 14, 2004. (Incorporated by reference to Exhibit 10.2 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended September 30, 2004.)

10.20 +	License Agreement by and between Senesco Technologies, Inc. and Bayer CropScience GmbH, dated as of November 8, 2006. (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-Q for the quarterly period ended December 31, 2006.)

10.21 +	License Agreement with Bayer CropScience AG dated as of July 23, 2007. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended September 30, 2007.)

10.22 +	Patent License Agreement with Monsanto Company dated as of August 6, 2007. (Incorporated by reference to Exhibit 10.2 of Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended September 30, 2007.)

10.23 +	License Agreement with Bayer CropScience AG dated as of September 17, 2007. (Incorporated by reference to Exhibit 10.3 of Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended September 30, 2007.)

10.24†	Biofuels Evaluation and License Agreement by and between BioCorp Ventures LLC, Senesco Technologies, Inc. and Senesco, Inc. dated May 14, 2013. (Filed herewith.)

Exhibit No.	Description of Exhibit

10.25+	Amended and Restated Agreement by and between Rahan Meristem (1998) LTD., Senesco Technologies, Inc. and Senesco, Inc. dated December 22, 2011. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended December 31, 2011.)

10.26	Research Agreement by and among Senesco Technologies, Inc., Dr. John E. Thompson and the University of Waterloo, dated September 1, 1998, as amended. (Incorporated by reference to Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 1998.)

10.27	Amendment to Research Agreement by and among the University of Waterloo, Senesco, Inc., and Dr. John E. Thompson, Ph.D., dated June 11, 2012. (Incorporated by reference to Exhibit 10.31 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2012.)

10.28	Amendment to Research Agreement by and among the University of Waterloo, Senesco, Inc. and Dr. John E. Thompson, Ph.D., dated September 1, 2012. (Incorporated by reference to Exhibit 10.32 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2012.)

10.29	Amendment to Research Agreement by and among the University of Waterloo, Senesco, Inc. and Dr. John E. Thompson, Ph.D., dated May 16, 2013. (Previously filed.)

10.30 +	Master Product Sale Agreement with VGXI, Inc. dated as of June 27, 2008. (Incorporated by reference to Exhibit 10.29 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2008.)

10.31	Master Product Sale Agreement with Polyplus-transfection dated as of June 30, 2008. (Incorporated by reference to Exhibit 10.30 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2008.)

10.32	Proposal for Manufacture and Supply by and between Avecia Biotechnology, Inc. and Senesco Technologies, Inc. dated as of September 4, 2008. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended September 30, 2008.)

10.33	Master Services Agreement by and between Criterium, Inc. and Senesco Technologies, Inc. dated June 20, 2011. (Incorporated by reference to Exhibit 10.35 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2011.)

10.34	Clinical Trial Research Agreement by and between Mayo Clinic and Senesco Technologies, Inc. dated August 15, 2011. (Incorporated by reference to Exhibit 10.36 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2011.)

10.35	Securities Purchase Agreement by and between Senesco Technologies, Inc. and Partlet Holdings Ltd. Dated as of July 9, 2009. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. current report on Form 8-K, filed on July 10, 2009.)

Exhibit No.	Description of Exhibit

10.36	Securities Purchase Agreement by and between Senesco Technologies, Inc. and each of Robert Forbes, Timothy Forbes, Harlan W. Waksal, M.D., Rudolf Stalder, Christopher Forbes, David Rector, John N. Braca, Jack Van Hulst, Warren Isabelle and the Thomas C. Quick Charitable Foundation dated as of July 29, 2009. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. current report on Form 8-K , filed on July 30, 2009.)

10.37	Securities Purchase Agreement by and between Senesco Technologies, Inc. and Cato Holding Company dated as of July 29, 2009. (Incorporated by reference to Exhibit 10.2 of Senesco Technologies, Inc. current report on Form 8-K , filed on July 30, 2009.)

10.38	Securities Purchase Agreement by and between Senesco Technologies, Inc. and certain investors (Non-Affiliates). (Incorporated by reference to Exhibit 10.2 of Senesco Technologies, Inc. current report on Form 8-K filed on March 29, 2010.)

10.39	Securities Purchase Agreement by and between Senesco Technologies, Inc. and certain investors (Non-Affiliates). (Incorporated by reference to Exhibit 10.3 of Senesco Technologies, Inc. current report on Form 8-K filed on March 29, 2010.)

10.40	Securities Purchase Agreement by and between Senesco Technologies, Inc. and certain investors (Affiliates). (Incorporated by reference to Exhibit 10.4 of Senesco Technologies, Inc. current report on Form 8-K filed on March 29, 2010.)

10.41	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. current report on Form 8-K filed on January 9, 2012.)

10.42	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. current report on Form 8-K filed on March 2, 2012.)

10.43	Registration Rights Agreement dated March 26, 2010 by and between Senesco Technologies, Inc. and certain investors. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. current report on Form 8-K filed on March 29, 2010.)

10.44	Sublease Agreement, dated as of May 16, 2011 and effective as of May 19, 2011, by and between Norris, McLaughlin & Marcus, P.A., as Sublandlord, and Senesco Technologies, Inc., as Subtenant. (Incorporated by reference to Senesco Technologies, Inc. current report on Form 8-K filed on May 25, 2011.)

10.45	Notice of extension of sublease agreement by and between Norris, McLaughlin & Marcus, P.A., as Sublandlord, and Senesco Technologies, Inc., as Subtenant, dated November 26, 2012. (Previously filed.)

10.46	Credit Agreement dated as of February 17, 2010 by and between Senesco Technologies, Inc. and JMP Securities. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended March 31, 2010.)

10.47	Promissory Note by and among J.P. Morgan Clearing Corp. and Senesco Technologies, Inc., dated April 8, 2011. (Incorporated by reference to Exhibit 10.2 of Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended March 31, 2011.)

Exhibit No.	Description of Exhibit

10.48	At Market Issuance Sales Agreement by and between Senesco Technologies Inc. and McNicoll, Lewis & Vlak LLC dated December 22, 2010. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. current report on Form 8-K filed on December 22, 2010.)

10.49 *	1998 Stock Incentive Plan, as amended on December 13, 2002. (Incorporated by reference to Exhibit 10.7 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended December 31, 2002.)

10.50*	Senesco Technologies, Inc. 2008 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended December 31, 2008.)

10.51*	Amendment to Senesco Technologies, Inc. 2008 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. current report on Form 8-K filed on May 28, 2010.)

10.52*	Form of Stock Option Agreement under the Senesco Technologies, Inc. 2008 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.5 of Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended September 30, 2009.)

10.53*	Form of Restricted Stock Unit Issuance Agreement under the Senesco Technologies, Inc. 2008 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.6 of Senesco Technologies, Inc. quarterly report on Form 10-Q for the period ended September 30, 2009.)

10.54*	Retention Policy. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. current report on Form 8-K filed on October 9, 2012.)

10.55	Form of Warrant Exchange Agreement (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. current report on Form 8-K filed on August 10, 2012.)

10.56	Securities Purchase Agreement, dated as of January 4, 2013, by and among the Company and the investors set forth therein. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. current report on Form 8-K filed on January 4, 2013.)

10.57	Form of April 2013 Warrant Exchange Agreement (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. current report on Form 8-K filed on May 1, 2013.)

10.58	Form of Securities Purchase Agreement, dated as of May 9, 2013, by and among the Company and the investors set forth therein (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. current report on Form 8-K filed on May 9, 2013.)

10.59	Placement Agent Agreement, dated as of April 29, 2013, by and between the Company and Chardan Capital Markets, LLC (Incorporated by reference to Exhibit 10.2 of Senesco Technologies, Inc. current report on Form 8-K filed on May 9, 2013.)

10.60	Form of June 2013 Warrant Exchange Agreement (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. current report on Form 8-K filed on June 25, 2013.)

Exhibit No.	Description of Exhibit

10.61	Form of June 2013 Preferred Stock Exchange Agreement (Incorporated by reference to Exhibit 10.2 of Senesco Technologies, Inc. current report on Form 8-K filed on June 25, 2013.)

10.62	Agreement for Service on Senesco Technologies, Inc. Scientific Advisory Board by and between Senesco Technologies, Inc. and Dr. Charles A. Dinarello, dated February 12, 2002. (Incorporated by reference to Exhibit 10.6 of Senesco Technologies, Inc. quarterly report on Form 10-QSB for the period ended March 31, 2002.)

10.63	Agreement for Service on Senesco Technologies, Inc. Scientific Advisory Board by and between Senesco Technologies, Inc. and James W. Mier, M.D., dated April 2, 2007. (Incorporated by reference to Exhibit 10.43 of Senesco Technologies, Inc. annual report on Form 10-K for the period ended June 30, 2007.)

23.1	Consent of McGladrey LLP. (Previously filed.)

31.1 †	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 †	Certification of the principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 †	Certification of the principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 †	Certification of the principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Financial Statements from the Annual Report on Form 10-K of Senesco Technologies, Inc. for the fiscal year ended June 30, 2013, filed on September 10, 2013, formatted in XBRL (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Stockholders’ Equity, (iv)the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements. (Previously filed).

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 13(a) of Form 10-K.

†	Filed herewith.

+	The SEC granted Confidential Treatment for portions of this Exhibit.

