Form 10-Q
period 2013-09-30
SENESCO TECHNOLOGIES INC
filed 2013-11-14
CIK 1035354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

3,157,275 shares of the issuer’s common stock, par value $0.01 per share, were outstanding as of October 31, 2013.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements (Unaudited)	1

	CONDENSED CONSOLIDATED BALANCE SHEETS as of September 30, 2013 and June 30, 2013	2

	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS For the Three Months Ended September 30, 2013 and 2012, and From Inception on July 1, 1998 through September 30, 2013	3

	CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY For the Three Months Ended September 30, 2013	4

	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three Months Ended September 30, 2013 and 2012, and From Inception on July 1, 1998 through September 30, 2013	5

	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	6

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

	Overview	12

	Liquidity and Capital Resources	16

	Changes to Critical Accounting Policies and Estimates	16

	Results of Operations	17

	Off-Balance Sheet Arrangements	19

	Item 3. Quantitative and Qualitative Disclosures about Market Risk	20

	Item 4. Controls and Procedures	20

PART II.	OTHER INFORMATION

	Item 1. Legal Proceedings	21

	Item 1A. Risk Factors	21

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

	Item 3. Defaults Upon Senior Securities	37

	Item 4. Mine Safety Disclosures	37

	Item 5. Other Information	37

	Item 6. Exhibits	37

	SIGNATURES	38

i

PART I.  FINANCIAL INFORMATION.

Item 1.	Financial Statements (Unaudited).

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

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30	June 30,
	2013	2013
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$789,176	$1,602,294
Prepaid research supplies and expenses	1,566,515	1,919,220
Total Current Assets	2,355,691	3,521,514

Equipment, furniture and fixtures, net	4,032	4,555
Intangible assets, net	3,450,009	3,566,497
Security deposit	5,171	5,171
TOTAL ASSETS	$5,814,903	$7,097,737

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,003,824	$637,320
Accrued expenses	406,779	387,540
Line of credit	2,187,082	2,187,082
Total Current Liabilities	3,597,685	3,211,942

Other liabilities	99,728	99,728
TOTAL LIABILITIES	3,697,413	3,311,670

COMMITMENTS

STOCKHOLDERS' EQUITY:

Convertible preferred stock, $0.01 par value, authorized 5,000,000 shares
Series A 10,297 shares issued and 580 and 800 shares outstanding, respectively
(liquidation preference of $609,000 and $820,000 at September 30, 2013 and June 30, 2013, respectively)	6	8
Common stock, $0.01 par value, authorized 500,000,000 shares,
issued and outstanding 2,348,209 and 2,272,062, respectively	23,482	22,721
Capital in excess of par	78,325,793	78,189,173
Deficit accumulated during the development stage	(76,231,791)	(74,425,835)

Total Stockholders' Equity	2,117,490	3,786,067

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,814,903	$7,097,737

See Notes to Condensed Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

			Cumulative
	Three Months Ended September 30,		Amounts from
	2013	2012	Inception
Licensing Revenue	$100,000	$-	$1,890,000

Operating expenses:
General and administrative	940,449	732,720	35,054,750
Research and development	727,119	513,433	24,049,390
Write-off of patents abandoned	185,161	-	2,158,595

Total operating expenses	1,852,729	1,246,153	61,262,735

Loss from operations	(1,752,729)	(1,246,153)	(59,372,735)

Other non-operating income (expense)

Grant income	-	-	244,479

Change in fair value of warrant liability	-	(20,148)	8,701,721

Sale of state income tax loss – net	-	-	586,442

Other noncash (expense) income, net	-	-	205,390

Loss on settlement of warrant liabilities	-	(785,171)	(1,724,546)

Loss on extinguishment of debt	-	-	(361,877)

Amortization of debt discount and financing costs	-	-	(11,227,870)

Interest expense – convertible notes	-	-	(2,027,930)

Interest (expense) income - net	(31,604)	(33,982)	133,297

Net loss	(1,784,333)	(2,085,454)	(64,843,629)

Preferred dividends	(21,623)	(624,169)	(11,388,162)

Loss applicable to common shares	(1,805,956)	(2,709,623)	(76,231,791)

Other comprehensive loss	-	-	-

Comprehensive loss	$(1,805,956)	$(2,709,623)	$(76,231,791)

Basic and diluted net loss per common share	$(0.78)	$(2.52)

Basic and diluted weighted-average number of common shares outstanding	2,307,926	1,074,493

See Notes to Condensed Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013
(unaudited)

						Deficit
						Accumulated
						During the	Stockholders'
					Capital in Excess	Development	Equity
	Preferred Stock		Common Stock		of Par Value	Stage	(Deficiency)
	Shares	Amount	Shares	Amount

Balance at June 30, 2013	800	$8	2,272,062	$22,721	$78,189,173	$(74,425,835)	$3,786,067

Stock-based compensation	-	-	-	-	124,466	-	124,466

Exercise of warrants	-	-	290	3	287	-	290

Preferred stock converted into common stock	(220)	(2)	73,333	733	(731)		-
						-
Issuance of common stock in lieu of cash payment for dividends	-	-	2,524	25	12,598	(12,623)	-

Dividends accrued and upaid at September 30, 2013	-	-	-	-	-	(9,000)	(9,000)

Net loss	-	-	-	-	-	(1,784,333)	(1,784,333)

Balance July 1, 1998 (inception) through September 30, 2013	580	$6	2,348,209	$23,482	$78,325,793	$(76,231,791)	$2,117,490

See Notes to Condensed Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Cumulative
	Three Months Ended September 30,		Amounts from
	2013	2012	Inception
Cash flows from operating activities:
Net loss	$(1,784,333)	$(2,085,454)	$(64,843,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash capital contribution	-	-	85,179
Noncash conversion of accrued expenses into equity	-	-	131,250
Noncash income related to change in fair value of warrant liability	-	20,148	(9,022,980)
Noncash charge for change in warrant terms	-	-	115,869
Issuance of common stock and warrants for interest	-	-	2,003,386
Issuance of common stock for services	-	-	53,800
Stock-based compensation expense	124,466	153,562	12,955,112
Depreciation and amortization	74,793	63,572	1,468,727
Write-off of intangibles	185,161	-	2,158,595
Amortization of convertible note discount	-	-	10,000,000
Amortization of deferred financing costs	-	-	1,227,869
Loss on settlement of warrant liabilities		785,171	1,724,546
Loss on extinguishment of debt	-	-	361,877
(Increase) decrease in operating assets:
Prepaid expenses and other current assets	352,705	88,881	(1,566,515)
Security deposit	-	-	(5,171)
Increase (decrease) in operating liabilities:
Accounts payable	366,504	337,653	1,003,824
Accrued expenses	10,239	13	552,780
Net cash used in operating activities	(670,465)	(636,454)	(41,595,481)

Cash flows from investing activities:
Patent costs	(142,943)	(145,717)	(6,895,416)
Purchase of equipment, furniture and fixtures	-	(1,281)	(185,947)
Net cash used in investing activities	(142,943)	(146,998)	(7,081,363)

Cash flows from financing activities:
Proceeds from grant	-	-	99,728
Proceeds (repayments) from line of credit	-	-	2,187,082
Proceeds from issuance of bridge notes	-	-	525,000
Proceeds from issuance of preferred stock and warrants, net	-	-	10,754,841
Redemption of convertible notes and warrants	-	-	(2,160,986)
Proceeds from issuance of convertible notes	-	-	9,340,000
Deferred financing costs	-	-	(651,781)
Proceeds from issuance of common stock and warrants, net and exercise of warrants and options	290	94,183	29,372,136
Net cash provided by financing activities	290	94,183	49,466,020

Net (decrease) increase in cash and cash equivalents	(813,118)	(689,269)	604,015

Cash and cash equivalents at beginning of period	1,602,294	2,001,325	-
Cash and cash equivalents at end of period	$789,176	$1,312,056	$789,176

Supplemental disclosure of non-cash transactions:
Conversion of convertible note into common stock	$-	$-	$10,000,000
Conversion of bridge notes into common stock	-	-	534,316
Conversion of preferred stock into common stock	73,331	137,810	495,253
Allocation of preferred stock proceeds to warrants and beneficial conversion feature	-	-	8,526,135
Allocation of convertible debt proceeds to warrants and beneficial conversion feature	-	-	9,340,000
Warrants issued for financing costs	-	-	690,984
Issuance of common stock for interest payments on convertible notes	-	-	2,003,386
Issuance of common stock for dividend payments on preferred stock	12,623	448,000	4,225,887
Issuance of common stock in settlement of accounts payable	-	-	175,000
Dividends accrued on preferred stock	9,000	(64,722)	143,474
Supplemental disclosure of cash flow information:
Cash paid for interest	32,197	34,990	526,334

See Notes to Condensed Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 - Basis of Presentation:

The financial statements included herein have been prepared by Senesco Technologies, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, as amended.

The Company’s board of directors authorized a 1:100 reverse stock split on September 30, 2013, to take effect on October 21, 2013.  All share and related option and warrant information presented in these financial statements and accompanying footnotes have been retroactively adjusted to reflect the reduced number of shares resulting from this action.

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of September 30, 2013 and the results of its operations and cash flows for the three months ended September 30, 2013 and 2012.

Interim results are not necessarily indicative of results for the full fiscal year.

Note 2 – Liquidity:

As shown in the accompanying condensed consolidated financial statements, the Company has a history of losses with a deficit accumulated during the development stage from July 1, 1998 (inception) through September 30, 2013 of $76,231,791.  Additionally, the Company has generated minimal revenues by licensing its technology for certain crops to companies willing to share in its development costs.  In addition, the Company’s technology may not be ready for commercialization for several years. The Company expects to continue to incur losses for the next several years because it anticipates that its expenditures on research and development and administrative activities will significantly exceed its revenues during that period. The Company cannot predict when, if ever, it will become profitable.

As of September 30, 2013, the Company had cash and cash equivalents in the amount of $789,176, which consisted of checking accounts and money market funds.  In October 2013, the Company received net proceeds of approximately $1,505,000 from the placement of the Company’s common stock, par value $0.01 per share (the “Common Stock”).  The Company estimates that its cash and cash equivalents as of September 30, 2013 and the net proceeds of the placement of Common Stock in October 2013 will cover its expenses through March 2014.  In order to provide the Company with the cash resources necessary to fund operations through at least September 30, 2014, the Company will continue its efforts to raise additional capital through a private or public placement in the near future.  To that goal, the Company effected a 1:100 reverse stock split and the Company has filed a preliminary S-1 registration statement in October 2013.

The Company will need additional capital and plans to raise additional capital through the placement of debt instruments, equity instruments or both.  However, the Company may not be able to obtain adequate funds for its operations when needed or on acceptable terms.  If the Company is unable to raise additional funds, it will need to do one or more of the following:

⋅	delay, scale-back or eliminate some or all of its research and product development programs;
⋅	license third parties to develop and commercialize products or technologies that it would otherwise seek to develop and commercialize itself;
⋅	seek strategic alliances or business combinations;
⋅	attempt to sell the Company;
⋅	cease operations; or
⋅	declare bankruptcy.

Note 3 – Intangible Assets:

The Company conducts research and development activities, the cost of which is expensed as incurred, in order to generate patents that can be licensed to third parties in exchange for license fees and royalties.  Because the patents are the basis of the Company’s future revenue, the patent costs are capitalized.   The capitalized patent costs represent the outside legal fees incurred by the Company to submit and undertake all necessary efforts to have such patent applications issued as patents.  The Company incurred $142,943 and $145,717 of such costs for the three months ended September 30, 2013 and 2012, respectively.

The length of time that it takes for an initial patent application to be approved is generally between four to six years.  However, due to the unique nature of each patent application, the actual length of time may vary.  If a patent application is denied, the associated cost of that application would be written off.  However, the Company has not had any patent applications denied as of September 30, 2013.  Additionally, should a patent application become impaired during the application process, the Company would write down or write off the associated cost of that patent application.

Issued patents and agricultural patent applications pending are being amortized over a period of 17 years from inception, the expected economic life of the patent.  During the three months ended September 30, 2013 and 2012, the Company recorded amortization expense in the amount of $74,270 and $62,925, respectively.

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

If a triggering event occurs and the Company's review determines that the future discounted cash flows related to the groups, including these assets, will not be sufficient to recover their carrying value, the Company will reduce the carrying values of these assets down to its estimate of fair value and continue amortizing them over their remaining useful lives.  During the quarter ended September 30, 2013, in order to reduce its cost of patent prosecution and maintenance, the Company reviewed its patent portfolio and identified several patents and patent applications that it believed it no longer needed to maintain without having a material impact on the patent portfolio.  Accordingly, during the quarter ended September 30, 2013, the Company wrote off patent costs in the net amount of $185,161.

Note 4 - Loss Per Share:

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of the Company’s Common Stock assumed to be outstanding during the period of computation.  Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional shares of Common Stock that would have been outstanding if the potential shares of Common Stock had been issued and if the additional shares of Common Stock were dilutive.

For all periods presented, basic and diluted loss per share are the same, as any additional Common Stock equivalents would be anti-dilutive. Potentially dilutive shares of Common Stock have been excluded from the calculation of the weighted average number of dilutive shares of Common Stock as follows:

	September 30,
	2013	2012
Common stock to be issued upon conversion of convertible preferred stock	193,333	38,269
Outstanding warrants	282,866	400,968
Outstanding options	277,240	156,477

Total potentially dilutive shares of common stock	753,440	595,715

Note 5 – Stock-Based Compensation:

The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee.  Generally, the awards vest based upon time-based conditions or achievement of specified goals and milestones.

On September 13, 2013, the Company issued 46,780 options that are subject to vesting first based upon specified goals and milestones and then based upon time-based conditions.  On the issuance date, such options had an aggregate Black-Scholes value of $201,154.  As of September 30, 2013, the Company reviewed the specified goals and milestones on an employee by employee basis.  Based upon the review, the Company has estimated that it was probable that, on average, the employees would achieve 41% of the target goals.   As a result, the Company is recognizing 41% of the aggregate fair value of the options ratably over the time-based vesting period.

Also, on September 13, 2013, the Company issued an additional 26,500 options that are subject to time-based conditions only.  On the issuance date, such options had an aggregate Black-Scholes value of $108,650.

There were no options granted during the three month period ended September 30, 2012.

The fair value of each stock option granted or vesting has been determined using the Black-Scholes model.  The material factors incorporated in the Black-Scholes model in estimating the value of the options include the following:

Three Months Ended September 30,
	2013	2012

Risk-free interest rate (1)	1.65-1.96%	None
Expected volatility	99%	None
Dividend yield	None	None
Expected life (2)	5.5-10.0	None

(1)	Represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term.
(2)
Expected life for time based stock options was estimated using the “simplified” method, as allowed under the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No.110. Expected life for performance based stock options was the actual term of the option.

In August 2013, the Company’s compensation committee determined that the performance metrics for the options granted in November 2012 had not been fully met and 75% of those options were forfeited.  As a result of the options being forfeited, stock based compensation was reduced by $9,100 during the three month period ended September 30, 2013.  The remaining retained options will continue to vest pursuant to the vesting schedule.

The economic values of the options will depend on the future price of the Company's Common Stock, which cannot be forecast with reasonable accuracy.

Stock option activity under the Company’s 2008 Plan and 1998 Plan for the three months ended September, 2013 is summarized as follows:

		Weighted
	Aggregate	Average	Exercise Price
	Number	Exercise Price	Range
Outstanding, July 1, 2013	231,748	$35.00	$4.30 – 345.00
Granted	73,280	5.40	5.40
Exercised	-	-	-
Forfeited	(27,788)	16.50	16.50
Expired	-	-	-
Outstanding, September 30, 2013	277,240	$29.30	$4.30 - 345.00

Options exercisable at September 30, 2013	185,031	$38.37

Options exercisable and expected to become exercisable at September 30, 2013	262,795

Weighted average fair value of options granted during the three months ended September 30, 2013	$4.23

As of September 30, 2013, the aggregate intrinsic value of stock options outstanding was $0, with a weighted-average remaining term of 7.9 years.  The aggregate intrinsic value of stock options exercisable at that same date was $0, with a weighted-average remaining term of 7.1 years.  As of September 30, 2013, the Company has 811shares available for future stock option grants.

Stock-based compensation expense for the three months ended September 30, 2013 and September 30, 2012 amounted to $124,466 and $153,562, respectively.

As of September 30, 2013, total stock-based compensation expense not yet recognized related to stock option grants amounted to approximately $762,000, which will be recognized over the next 47.5 months.

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
Any draws upon the Line of Credit accrue at an annual interest rate of (i) the broker rate in effect at the interest date (which was 3.75% at September 30, 2013), plus (ii) 2.0% and are due on demand. There are no other conditions or fees associated with the Line of Credit. The Line of Credit is not secured by any assets of the Company, but it is secured by certain assets of a member of the Company’s Board of Directors, Harlan W. Waksal, M.D., which assets are currently held by JMP Securities. The principal balance outstanding as of September 30, 2013 and June 30, 2013 was $2,187,082.

Total interest expense recorded under the Line of Credit for the three months ended September 30, 2013 and 2012 amounted to $32,197 and $34,990, respectively.

Note 7 – Income Taxes:

No provision for income taxes has been made for the three months ended September 30, 2013 and 2012 given the Company’s losses in 2013 and 2012 and available net operating loss carryforwards.  A benefit has not been recorded as the realization of the net operating losses is not assured and the timing in which the Company can utilize its net operating loss carryforwards in any year or in total may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations.

Note 8 - Fair Value Measurements:

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2013 and June 30, 2013:

	Carrying	Fair Value Measurement at September 30, 2013
	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$789,176	$789,176	$-	$-

	Carrying	Fair Value Measurement at June 30, 2013
	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$1,602,294	$1,602,294	$-	$-

Note 9 – Warrant Liabilities:

At September 30, 2013 and June 30, 2013, there were an aggregate of 87,672 warrants included in the fair value of the warrant liabilities.  However, the value of the warrants outstanding at September 30, 2013 and June 30, 2013 was de minimis.

Note 10 –Convertible Preferred Stock

During the three months ended September 30, 2013, 220 shares of Convertible Preferred Stock were converted into 73,333 shares of Common Stock.  During the three months ended September 30, 2013, the Company issued an additional 2,524 shares of Common Stock for the payment of dividends in the amount of $12,623.  Total dividends payable on the outstanding 580 shares of Convertible Preferred Stock at September 30, 2013 amounted to $29,000.

As a result of the issuance of Common Stock on October 2, 2013, the conversion rate on the Convertible Preferred Stock was adjusted from $3.00 to $2.50.

Note 11 – Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-11, “Incomes Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This update addresses the diversity in practice regarding financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires an unrecognized tax benefit, or a portion thereof, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent the deferred tax asset is not available at the reporting date to settle any additional income taxes that would result from the disallowance of a tax position; the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with the deferred tax asset. The amendments in this standard are effective for reporting periods beginning after December 15, 2013, with early adoption permitted. We do not believe the adoption of this standard will have a material impact on our financial position, results of operations or cash flows.

Note 12 – Subsequent Event

On October 2, 2013, the Company completed a Common Stock offering for $1,725,000 in gross proceeds, before deducting estimated offering expenses, in a registered direct offering of 690,000 shares of the Company’s Common Stock.  Each Share was sold at a price of $2.50 per share.  The Shares were sold pursuant to the Registration Statement in the form of a unit, at $5.00 per unit, with each unit consisting of 2 shares of Common Stock.

The net offering proceeds to the Company from the sale of the Common Stock, after deducting the estimated offering expenses payable by the Company of approximately $220,000 were approximately $1,505,000.  The net proceeds of the offering will be used for working capital, research and development and general corporate purposes.

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

SNS01-T for Multiple Myeloma

We have developed a therapeutic candidate, SNS01-T, an improved formulation of SNS01, for the potential treatment of multiple myeloma and non-Hodgkin B-cell lymphomas.  SNS01-T utilizes our Factor 5A technology and comprises two active components: a DNA plasmid, or pDNA, expressing human eIF5A containing a lysine to arginine substitution at amino acid position 50, or eIF5AK50R, and a small inhibitory RNA, or siRNA.  These two components are combined in a fixed ratio with a polymer, polyethyleneimine, or PEI, which enables self-assembly of the DNA and RNA into nanoparticles with demonstrated enhanced delivery to tissues and protection from degradation in the blood stream.  Under the control of a malignant B cell selective promoter, SNS01-T’s DNA plasmid up-regulates the apoptotic pathways within B cells by preferentially expressing the stable arginine form of the Factor 5A death message in target cells.  The siRNA, by down-regulating the eIF5A gene, reduces accumulation of the hypusine form of Factor 5A that supports cell survival and proliferation.  The down-regulation of the eIF5A gene by an eIF5A siRNA also down-regulates anti-apoptotic proteins, such as NF-kB, ICAM and pro-inflammatory cytokines, which protect malignant cells from apoptosis and promote cell growth in multiple myeloma.  The PEI, a cationic polymer, promotes auto-assembly of a nanoparticle with the other two components for intravenous delivery and protects the combination from degradation in the bloodstream until it is taken up by the tumor cell, where the siRNA and DNA plasmid are released.

We have performed efficacy, toxicological and dose-finding studies in vitro in non-human and human cells and in vivo in mice with SNS01.  We have also completed our pivotal GLP toxicology studies in mice and dogs, employing SNS01-T, an improved formulation of SNS01, and have an open investigational new drug application, or IND, with the United States Food and Drug Administration, or FDA.

We have also been granted orphan drug status for SNS01-T by the FDA for the potential treatment of multiple myeloma, mantle cell lymphoma (MCL) and diffuse large B-cell lymphoma (DLBCL) and are conducting a Phase 1b/2a clinical study with SNS01-T in patients with those indications.  The clinical study is an open-label, multiple-dose, dose-escalation study, which is evaluating the safety and tolerability of SNS01-T when administered by intravenous infusion to relapsed or refractory patients. The study design calls for four cohorts of three to six patients each.  Patients in each cohort will receive twice-weekly dosing for six weeks followed by up to a four-week safety data review period before escalating to a higher dose level in the next cohort.

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

The study is open and we have completed our first and second cohorts and the third cohort is open for enrollment and treating patients.  The results of the first and second cohort showed that SNS01-T was safe and well tolerated and met the criteria for Stable Disease in 2 of the 6 evaluable patients.

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

Agricultural Development and License Agreements

As of September 30, 2013, we had nine (9) active license agreements with established agricultural biotechnology companies.

In 2006, our proprietary gene technology was licensed to Bayer CropScience (“Bayer”) to enhance Canola yields in Bayer’s InVigor® canola hybrids and in 2007 for rice and cotton. Although considerable progress had been made by Bayer, continuing research on eIF5A and DHS did not achieve Bayer’s commercial performance requirements and was deprioritized from Bayer’s portfolio of technologies. Therefore, on November 11, 2013, we received notice from Bayer that it has decided not to further pursue applications of our eIF5A and DHS technology to enhance the yields of cotton, rice and Brassica (canola) and will return the rights to do so to us. The rights to develop our technology in canola, rice and cotton now revert back to us, and we now have the right to re-license our technology for these crops to other parties.

Bayer had generated a number of transgenic seed lines for each crop and tested them in the greenhouse as well as in field trials. The most promising results were seen with plants grown under conditions of nutrient stress achieved by withholding fertilizer. This is consistent with results obtained with Arabidopsis in our laboratory at the University of Waterloo showing that the yield of plants grown under conditions of environmental stress such as low nitrogen, drought and high salinity was substantively increased using our platform technology.

We were surprised that Bayer has decided to stop testing our technology when other licensees have made significant progress in other crops, including improving plant yields by as much as 45%. We expect the results of this licensee to be published within the next 6 months. Furthermore we believe that more work is justified. We expect to seek other collaborators to continue where Bayer has left off.

Intellectual Property

We have twenty-nine (29) issued patents from the United States Patent and Trademark Office, or PTO, and seventy-three (73) issued patents from foreign countries.  Of our one hundred and two (102) domestic and foreign issued patents, sixty-three (63) are for the use of our technology in agricultural applications and thirty-nine (39) relate to human therapeutics applications.

In addition to our one hundred and two (102) patents, we have a wide variety of patent applications, including divisional applications and continuations-in-part, in process with the PTO and internationally.  We intend to continue our strategy of enhancing these new patent applications through the addition of data as it is collected.

The first of our agricultural patents are set to expire in 2019 in the United States and 2025 outside the United States.   The first of our core human therapeutic technology patents are set to expire in 2021 in the United States and 2025 outside the United States, and our patents related to multiple myeloma are set to expire, both in and outside the United States in 2029.

During the quarter ended September 30, 2013 and the 2013, 2012 and 2011 fiscal years, we reviewed our patent portfolio in order to determine if we could reduce our cost of patent prosecution and maintenance.  We identified several patents and patents pending that we believe we no longer need to maintain without having a material impact on the portfolio.  We determined that we would no longer incur the cost to prosecute or maintain those patents or patents pending.

Liquidity and Capital Resources

Overview

For the three months ended September 30, 2013, net cash of $670,465 was used in operating activities primarily due to a net loss of $1,784,333, which was reduced by non-cash expenses of $384,420.  Cash used in operating activities was increased by changes in operating assets and liabilities in the amount of $729,448.

The $729,448 change in operating assets and liabilities was the result of a decrease in prepaid research supplies and expenses in the amount of $352,705 and an increase in accounts payable and accrued expenses in the amount of $376,743 due to the timing of expenses and payments.

During the three months ended September 30, 2013, cash used for investing activities amounted to $142,943, which was related to patent costs incurred.

Cash provided by financing activities during the three months ended September 30, 2013 amounted to $290 as a result of the exercise of warrants.

As of September 30, 2013, our cash balance totaled $789,176, and we had a working capital deficit of $(1,241,994).

In October 2013, we received net proceeds in the approximate amount of $1,505,000 from the issuance of common stock.

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

We anticipate that, based upon our cash balance at September 30, 2013 and the net proceeds from the issuance of common stock in October 2013, we will be able to fund our operations through March 2014. Over such period, we plan to fund our research and development and commercialization activities by:

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

Results of Operations

Three Months Ended September 30, 2013 and Three Months Ended September 30, 2012

The net loss for the three months ended September 30, 2013 was $1,784,333.  The net loss for the three months ended September 30, 2012 was $2,085,454.  Such a change represents a decrease in net loss of $301,121, or 14.4%.  This decrease in net loss was primarily the result of a decrease the loss on the settlement of warrant liabilities, which was partially offset by an increase in general and administrative expenses, research and development costs and the write-off of patents abandoned.

Revenue

Total revenue in the amount of $100,000 for the three months ended September 30, 2013 consisted of a milestone payment in connection with an agricultural license agreement.

There was no revenue during the three months ended September 30, 2012.

We may receive future milestone payments in connection with our current agricultural development and license agreements.  Additionally, we may receive future royalty payments from our license agreements when our partners commercialize their crops containing our technology.  However, it is difficult for us to determine our future revenue expectations because our future milestone payments are primarily contingent on our partners successful implementation of their development plan, we have no history of receiving royalties and the timing and outcome of our experiments, the timing of signing new partner agreements and the timing of our partners moving through the development process into commercialization is difficult to accurately predict.

General and Administrative Expenses

	Three Months Ended September 30,
	2013	2012	Change	%
	(in thousands, except % values)
Payroll and benefits	$145	$141	$4	2.8%
Investor relations	379	40	339	847.5%
Professional fees	118	194	(76)	(39.2)%
Director fees	47	64	(17)	(26.6)%
Depreciation and amortization	75	64	11	17.2%
Other general and administrative	68	101	(33)	(32.7)%
	832	604	228	37.8%
Stock-based compensation	108	129	(21)	(16.3)%
Total general and administrative	$940	$733	$207	28.2%

•
Payroll and benefits for the three months ended September 30, 2013 was higher than for the three months ended September 30, 2012, primarily as a result of salary increases effective July 1, 2012.  Such salary increases were not determined until October 2012 and therefore were not paid during the three months ended September 30, 2012.

•
Investor relations fees for the three months ended September 30, 2013 was higher than for the three months ended September 30, 2012, primarily as a result of a new investor relations program started in August 2013, the termination of an investor relations consulting agreement in September 2013 and a special meeting of stockholders held in August 2013.  The Company entered into new investor relations consulting agreements in October 2013.

•	Professional fees for the three months ended September 30, 2013 was lower than for the three months ended September 30, 2012, primarily as a result of a decrease in legal fees.
•
Director fees for the three months ended September 30, 2013 was lower than for the three months ended September 30, 2012, primarily as a result of fewer meetings being held during the three months ended September 30, 2013.

•
Depreciation and amortization for the three months ended September 30, 2013 was higher than for the three months ended September 30, 2012, primarily as a result of an increase in amortization of patent costs.

•
Other general and administrative expenses for the three months ended September 30, 2013 was lower than for the three months ended September 30, 2012, primarily due to a decrease in travel, conferences and consultants.

•
Stock-based compensation for the three months ended September 30, 2013 was lower than for the three months ended September 30, 2012, primarily due to a lower Black-Scholes value on options vesting during the three months ended September 30, 2013. Additionally, during the three months ended September 30, 2013, some of the options previously granted to management were forfeited. Such forfeitures did not occur during the three months ended September 30, 2012.

We expect cash-based general and administrative expenses to remain relatively unchanged over the next twelve months.

Research and Development Expenses

	Three Months Ended September 30,
	2013	2012	Change	%
	(in thousands, except % values)
Payroll	$44	$42	$2	4.8%
Research contract with the University of Waterloo	114	144	(30)	(20.8)%
Other research and development	553	302	251	83.1%
	711	488	223	45.7%
Stock-based compensation	16	25	(9)	(36.0)%
Total research and development	$727	$513	$214	41.7%

•
Payroll for the three months ended September 30, 2013 was higher than for the three months ended September 30, 2012, primarily as a result of salary increases effective July 1, 2012.  Such salary increases were not determined until October 2012 and therefore were not paid during the three month period ended September 30, 2012.

•
The cost associated with the research contract with the University of Waterloo for the three months ended September 30, 2013 was lower than for the three months ended September 30, 2013, primarily due to a decrease in amount being funded for agricultural and human health research.

•
Other research and development costs for the three months ended September 30, 2013 was higher than for the three months ended September 30, 2012, primarily due to an increase in the costs in connection with the development of SNS01-T for multiple myeloma due to the timing of patient treatment.

18

•
Stock-based compensation for the three months ended September 30, 2013 was lower than for the three months ended September 30, 2012, primarily due to a lower Black-Scholes value of options vesting during the three months ended September 30, 2013. Additionally, during the three months ended September 30, 2013, some of the options previously granted to management were forfeited. Such forfeitures did not occur during the three months ended September 30, 2012.

Other non-operating income and expense

Fair value – warrant liability

The amounts represent the change in the fair value of the warrant liability for the three months ended September 30, 2012.  There was no warrant liability at June 30, 2013 and September 30, 2013.

Loss on settlement of warrant liabilities

During the three months ended September 30, 2012, the Company issued 33,906 shares of common stock in exchange for 96,875 warrants that were included in the computation of warrant liabilities.  In connection with this exchange, the Company compared the value of the common stock issued with the Black-Scholes value of the warrants exchanged.  The difference in these values resulted in a loss on settlement of warrant liabilities in the amount of $785,171.

Write-off of patents abandoned

During the quarter ended September 30, 2013, we reviewed our patent portfolio in order to determine if we could reduce our cost of patent prosecution and maintenance.  We identified several patents that we believe we no longer need to maintain without having a material impact on the portfolio.  We determined that we would no longer incur the cost to prosecute or maintain those patents.  Therefore, we wrote-off the net book value of those patents and patents pending in the amount of $185,161.

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

The principal executive officer and principal financial officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2013.  Based on this evaluation, they have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

(b)	Changes in internal controls.

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the three month period ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Our recurring losses from operations and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements for the fiscal year ended June 30, 2013.  Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of the common shares of our stock and we may have a more difficult time obtaining financing.

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

We are a development stage biotechnology company with a limited operating history and limited assets and capital. We have incurred losses each year since inception and had an accumulated deficit of $76,231,791 at September 30, 2013. We have generated minimal revenues by licensing our technology for certain crops to companies willing to share in our development costs. In addition, our technology may not be ready for commercialization for several years. We expect to continue to incur losses for the next several years because we anticipate that our expenditures on research and development and administrative activities will significantly exceed our revenues during that period. We cannot predict when, if ever, we will become profitable.

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

We believe that at the projected rate of spending we should have sufficient cash to maintain our present operations through March 2014.

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

As of September 30, 2013, we had a cash balance of $789,176 and a working capital deficit of $(1,241,994).  In October 2013, the Company received net proceeds of approximately $1,505,000 from the placement of the Company’s Common Stock.  Using our available reserves as of September 30, 2013, and the net proceeds from the placement of Common Stock in October 2013, we believe that we can operate according to our current business plan through March 2014.

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

In addition, in connection with any funding, if we need to issue more equity securities than our certificate of incorporation currently authorizes we will need stockholder approval.  If stockholder approval is not obtained or if adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets.  Investors may experience dilution in their investment from future offerings of our common stock.  For example, if we raise additional capital by issuing equity securities, such an issuance would reduce the percentage ownership of existing stockholders.  In addition, assuming the exercise of all options and warrants outstanding and the conversion of the preferred stock into common stock, as of September 30, 2013, we had 170,780,383 shares of common stock authorized but unissued and unreserved, which may be issued from time to time by our board of directors.  As of October 31, 2013, after giving effect to shares of common stock issued during October 2013 and the effect of the 1:100 reverse split effective October 21, 2013, we had 496,704,804 shares of common stock authorized but unissued and unreserved, which may be issued from time to time by our board of directors. Furthermore, we may need to issue securities that have rights, preferences and privileges senior to our common stock.  Failure to obtain financing on acceptable terms would have a material adverse effect on our liquidity.

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

As of September 30, 2013, we have been issued twenty-nine (29) patents by the PTO and seventy-three (73) patents from foreign countries.  We have also filed numerous patent applications for our technology in the United States and in several foreign countries, which technology is vital to our primary business, as well as several continuations in part on these patent applications.  Our success depends in part upon the grant of patents from our pending patent applications.

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

Many human therapeutic and agricultural biotechnology companies are engaged in research and development activities relating to apoptosis and senescence.  The market for plant protection and yield enhancement products is intensely competitive, rapidly changing and undergoing consolidation.  We may be unable to compete successfully against our current and future competitors, which may result in price reductions, reduced margins and the inability to achieve market acceptance for products containing our technology.  Our competitors in the field of plant senescence gene technology are companies that develop and produce transgenic plants and include major international agricultural companies, specialized biotechnology companies, research and academic institutions and, potentially, our joint venture and strategic alliance partners.  These companies include: Mendel Biotechnology, Inc.; Ceres, Inc., Archer Daniels Midland and Syngenta International AG; among others.  Some of our competitors that are involved in apoptosis research include: Celgene Corporation.; Takeda/Millennium; ONYX Pharmaceuticals, Inc.; Amgen Inc.; Janssen Biotech, Inc.; Novartis AG; and Pharmacyclics, Inc. Many of these competitors have substantially greater financial, marketing, sales, distribution and technical resources than us and have more experience in research and development, clinical trials, regulatory matters, manufacturing and marketing.  We anticipate increased competition in the future as new companies enter the market and new technologies become available.  Our technology may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors, which will prevent or limit our ability to generate revenues from the commercialization of our technology.

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

As of September 30, 2013, our executive officers and directors together beneficially own approximately 16% of the outstanding shares of our common stock, assuming the exercise of options and warrants which are currently exercisable or will become exercisable within 60 days of September 30, 2013, held by these stockholders.  As a result, these stockholders, acting together, will be able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders.  Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over then-current market prices.

A significant portion of our total outstanding shares of common stock may be sold in the market in the near future, which could cause the market price of our common stock to drop significantly.

As of September 30, 2013, we had 2,348,209 shares of our common stock issued and outstanding and 580 shares of convertible preferred stock outstanding which can convert into 193,333 shares of common stock.  Additionally, we issued 690,000 shares of our common stock on October 2, 2013.  Except for 90,000 shares of our common stock which cannot be sold until January 9, 2014, all of such shares are registered pursuant to registration statements on Forms S-1 or S-3 or are either eligible to be sold under SEC Rule 144 or are in the public float.  In addition, we have registered 197,453 shares of our common stock underlying warrants previously issued on a Form S-3 registration statement and we registered 260,810 shares of our common stock underlying options granted or to be granted under our stock option plan.  Consequently, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, may have a material adverse effect on our stock price.

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

For example, during the three months ended September 30, 2013, our common stock traded between $2.00 and $5.00 per share.

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

As of September 30, 2013, we have outstanding 580 shares of convertible preferred stock which may convert into 193,333 shares of our common stock and warrants to purchase 282,866 shares of our common stock. In addition, as of September 30, 2013, we have reserved 278,051 shares of our common stock for issuance upon the exercise of options granted or available to be granted pursuant to our stock option plan, all of which may be granted in the future. Furthermore, in connection with the preferred stock agreements, we are required to reserve an additional 117,236 shares of common stock. Additionally, under a securities purchase agreement dated May 8, 2013, which contains a price protection provision, we are required to reserve an additional 72,500 shares of common stock. The conversion of the convertible preferred stock and the exercise of these options and warrants will result in dilution to our existing stockholders and could have a material adverse effect on our stock price. The conversion price of the convertible preferred stock and certain warrants are also subject to certain anti-dilution adjustments.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits.

Exhibit No.	Description
3.1
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on October 16, 2013 (Incorporated by reference to Exhibit 3.1 of Senesco Technologies, Inc. current report on Form 8-K filed on October 21, 2013).

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
101.1
Financial Statements from the Quarterly Report on Form 10-Q of Senesco Technologies, Inc. for the quarter ended September 30, 2013, filed on November 14, 2013, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Stockholder’s Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements. (filed herewith).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENESCO TECHNOLOGIES, INC.

DATE: November 14, 2013	By:	/s/ Leslie J. Browne
Leslie J. Browne, Ph.D., President
and Chief Executive Officer
(Principal Executive Officer)

DATE: November 14, 2013	By:	/s/ Joel Brooks
Joel Brooks, Chief Financial Officer,
Secretary and Treasurer
(Principal Financial and Accounting Officer)

