Form 10-Q
period 2013-12-31
SENESCO TECHNOLOGIES INC
filed 2014-02-14
CIK 1035354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

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

5,042,275 shares of the issuer’s common stock, par value $0.01 per share, were outstanding as of January 31, 2014.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
TABLE OF CONTENTS
		Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)		1

CONDENSED CONSOLIDATED BALANCE SHEETS as of December 31, 2013 and June 30, 2013		2

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS For the Three Months and Six Months Ended December 31, 2013 and 2012, and From Inception on July 1, 1998 through December 31, 2013		3

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY For the Six Months Ended December 31, 2013		4

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Six Months Ended December 31, 2013 and 2012, and From Inception on July 1, 1998 through December 31, 2013		5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS		6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		13

Overview		13

Liquidity and Capital Resources		17

Changes to Critical Accounting Policies and Estimates		17

Results of Operations		18

Off-Balance Sheet Arrangements		21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults Upon Senior Securities	40

Item 4.	Mine Safety Disclosures	40

Item 5.	Other Information	40

Item 6.	Exhibits	40

SIGNATURES		41

i

PART I.  FINANCIAL INFORMATION.

Item 1.	Financial Statements (Unaudited).

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

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2013	2013

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,121,895	$1,602,294
Prepaid research supplies and expenses	1,488,465	1,919,220

Total Current Assets	7,610,360	3,521,514

Equipment, furniture and fixtures, net	3,512	4,555
Intangible assets, net	3,482,388	3,566,497
Security deposit	5,171	5,171

TOTAL ASSETS	$11,101,431	$7,097,737

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$477,628	$637,320
Accrued expenses	616,903	387,540
Line of credit	2,187,082	2,187,082

Total Current Liabilities	3,281,613	3,211,942

Other liabilities	99,728	99,728

TOTAL LIABILITIES	3,381,341	3,311,670

COMMITMENTS

STOCKHOLDERS' EQUITY:

Convertible preferred stock, $0.01 par value, authorized 5,000,000 shares
Series A 10,297 shares issued and 580 and 800 shares outstanding, respectively (liquidation preference of $594,500 and $820,000 at December 31, 2013 and June 30, 2013, respectively)	6	8
Common stock, $0.01 par value, authorized 500,000,000 shares, issued and outstanding4,957,275 and 2,272,062, respectively	49,573	22,721
Capital in excess of par	85,542,557	78,189,173
Deficit accumulated during the development stage	(77,872,046)	(74,425,835)

Total Stockholders' Equity	7,720,090	3,786,067

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,101,431	$7,097,737

See Notes to Condensed Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

					Cumulative
	Three Months Ended December 31,		Six Months Ended December 31,		Amounts from
	2013	2012	2013	2012	Inception

Licensing Revenue	$-	$-	$100,000	$-	$1,890,000

Operating expenses:
General and administrative	941,784	708,968	1,882,233	1,441,688	35,996,534
Research and development	647,123	591,079	1,374,242	1,104,512	24,696,513
Write-off of patents abandoned	-	-	185,161	-	2,158,595

Total operating expenses	1,588,907	1,300,047	3,441,636	2,546,200	62,851,642

Loss from operations	(1,588,907)	(1,300,047)	(3,341,636)	(2,546,200)	(60,961,642)

Other non-operating income (expense)

Grant income	-	-	-	-	244,479

Change in fair value of warrant liability	-	64,440	-	44,292	8,701,721

Sale of state income tax loss – net	-	-	-	-	586,442

Other noncash (expense) income, net	-	-	-	-	205,390

Loss on settlement of warrant liabilities	-	-	-	(785,171)	(1,724,546)

Loss on extinguishment of debt			-	-	(361,877)

Amortization of debt discount and financing costs	-	-	-	-	(11,227,870)

Interest expense – convertible notes	-	-	-	-	(2,027,930)

Interest (expense) income - net	(30,731)	(34,278)	(62,335)	(68,260)	102,566

Net loss	(1,619,638)	(1,269,885)	(3,403,971)	(3,355,339)	(66,463,267)

Preferred dividends	(20,617)	(23,986)	(42,240)	(648,155)	(11,408,779)

Loss applicable to common shares	(1,640,255)	(1,293,871)	(3,446,211)	(4,003,494)	(77,872,046)

Other comprehensive loss	-	-	-	-	-

Comprehensive loss	$(1,640,255)	$(1,293,871)	$(3,446,211)	$(4,003,494)	$(77,872,046)

Basic and diluted net loss per common share	$(0.48)	$(1.11)	$(1.20)	$(3.57)

Basic and diluted weighted-average number of common shares outstanding	3,443,109	1,169,753	2,875,517	1,122,123

See Notes to Condensed Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2013
(unaudited)

						Deficit
						Accumulated
						During the
					Capital in Excess	Development	Stockholders'
	Preferred Stock		Common Stock		of Par Value	Stage	Equity
	Shares	Amount	Shares	Amount

Balance at June 30, 2013	800	$8	2,272,062	$22,721	$78,189,173	$(74,425,835)	$3,786,067

Issuance of common stock for cash at $2.50 per share on October 2, 2013	-	-	690,000	6,900	1,718,100	-	1,725,000

Commissions and other fees related to the issuance of common stock on October 2, 2013	-	-	-	-	(164,230)	-	(164,230)

Issuance of common stock and warrants for cash at $3.00 per share on December 16, 2013	-	-	1,800,000	18,000	5,382,000	-	5,400,000

Commissions and other fees related to the issuance of common stock and warrants on December 16, 2013	-	-	-	-	(95,520)	-	(95,520)

Issuance of common stock in lieu of cash payment for services	-	-	108,750	1,088	364,400	-	365,488

Stock-based compensation	-	-	-	-	101,769	-	101,769

Exercise of warrants	-	-	290	3	287	-	290

Preferred stock converted into common stock	(220)	(2)	73,333	733	(731)		-
						-
Issuance of common stock in lieu of cash payment for dividends	-	-	12,940	129	47,611	(27,740)	20,000

Cash paid for fractional shares due to reverse split	-	-	(100)	(1)	(302)	-	(303)

Dividends accrued and upaid at December 31, 2013	-	-	-	-	-	(14,500)	(14,500)

Net loss	-	-	-	-	-	(3,403,971)	(3,403,971)

Balance July 1, 1998 (inception) through December 31, 2013	580	$6	4,957,275	$49,573	$85,542,557	$(77,872,046)	$7,720,090

See Notes to Condensed Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			Cumulative
	Six Months Ended December 31,		Amounts from
	2013	2012	Inception
Cash flows from operating activities:
Net loss	$(3,403,971)	$(3,355,339)	$(66,463,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash capital contribution	-	-	85,179
Noncash conversion of accrued expenses into equity	-	-	131,250
Noncash income related to change in fair value of warrant liability	-	(44,292)	(9,022,980)
Noncash charge for change in warrant terms	-	-	115,869
Issuance of common stock and warrants for interest	-	-	2,003,386
Issuance of common stock for services	-	-	53,800
Stock-based compensation expense	467,257	350,129	13,297,903
Depreciation and amortization	153,223	130,420	1,547,157
Write-off of intangibles	185,161	-	2,158,595
Amortization of convertible note discount	-	-	10,000,000
Amortization of deferred financing costs	-	-	1,227,869
Loss on settlement of warrant liabilities		785,171	1,724,546
Loss on extinguishment of debt	-	-	361,877
(Increase) decrease in operating assets:
Prepaid expenses and other current assets	430,755	252,976	(1,488,465)
Security deposit	-	-	(5,171)
Increase (decrease) in operating liabilities:
Accounts payable	(159,692)	491,115	477,628
Accrued expenses	234,863	187,951	777,404
Net cash used in operating activities	(2,092,404)	(1,201,869)	(43,017,420)

Cash flows from investing activities:
Patent costs	(253,232)	(252,233)	(7,005,705)
Purchase of equipment, furniture and fixtures	-	(1,281)	(185,947)
Net cash used in investing activities	(253,232)	(253,514)	(7,191,652)

Cash flows from financing activities:
Proceeds from grant	-	-	99,728
Proceeds (repayments) from line of credit	-	-	2,187,082
Proceeds from issuance of bridge notes	-	-	525,000
Proceeds from issuance of preferred stock and warrants, net	-	-	10,754,841
Redemption of convertible notes and warrants	-	-	(2,160,986)
Proceeds from issuance of convertible notes	-	-	9,340,000
Deferred financing costs	-	-	(651,781)
Proceeds from issuance of common stock and warrants, net and exercise of warrants and options	6,865,237	94,183	36,237,083
Net cash provided by financing activities	6,865,237	94,183	56,330,967

Net (decrease) increase in cash and cash equivalents	4,519,601	(1,361,200)	6,121,895

Cash and cash equivalents at beginning of period	1,602,294	2,001,325	-
Cash and cash equivalents at end of period	$6,121,895	$640,125	$6,121,895

Supplemental disclosure of non-cash transactions:
Conversion of convertible note into common stock	$-	$-	$10,000,000
Conversion of bridge notes into common stock	-	-	534,316
Conversion of preferred stock into common stock	731	1,378	4,953
Allocation of preferred stock proceeds to warrants and beneficial conversion feature	-	-	8,526,135
Allocation of convertible debt proceeds to warrants and beneficial conversion feature	-	-	9,340,000
Warrants issued for financing costs	-	-	690,984
Issuance of common stock for interest payments on
convertible notes	-	-	2,003,386
Issuance of common stock for dividend payments	47,739	496,862	4,261,003
Issuance of common stock in settlement of accounts payable	-	-	175,000
Dividends accrued on preferred stock	(14,500)	(89,598)	(14,500)
Supplemental disclosure of cash flow information:
Cash paid for interest	64,351	69,776	558,488

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of December 31, 2013 and the results of its operations for the three months and six months ended December 31, 2013 and cash flows for the six months ended December 31, 2013.

Interim results are not necessarily indicative of results for the full fiscal year.

Note 2 – Liquidity:

As shown in the accompanying condensed consolidated financial statements, the Company has a history of losses with a deficit accumulated during the development stage from July 1, 1998 (inception) through December 31, 2013 of $77,872,046.  Additionally, the Company has generated minimal revenues by licensing its technology for certain crops to companies willing to share in its development costs.  In addition, the Company’s technology may not be ready for commercialization for several years. The Company expects to continue to incur losses for the next several years because it anticipates that its expenditures on research and development and administrative activities will significantly exceed its revenues during that period. The Company cannot predict when, if ever, it will become profitable.

As of December 31, 2013, the Company had cash and cash equivalents in the amount of $6,121,895, which consisted of checking accounts and money market funds.  The Company estimates that its cash and cash equivalents as of December 31, 2013 will cover its expenses through at least December 31, 2014.

The Company will need additional capital to expand its research program and plans to raise additional capital through the exercise of outstanding warrants, placement of debt instruments, equity instruments or any combination thereof.  However, the Company may not be able to obtain adequate funds for its operations when needed or on acceptable terms.  If the Company is unable to raise additional funds, it will need to do one or more of the following:

•	delay, scale-back or eliminate some or all of its research and product development programs;
•      license third parties to develop and commercialize products or technologies that it would otherwise seek to develop and commercialize itself;
•	seek strategic alliances or business combinations;
•      attempt to sell the Company;
•	cease operations; or
•      declare bankruptcy.

Note 3 – Intangible Assets:

The Company conducts research and development activities, the cost of which is expensed as incurred, in order to generate patents that can be licensed to third parties in exchange for license fees and royalties.  Because the patents are the basis of the Company’s future revenue, the patent costs are capitalized.   The capitalized patent costs represent the outside legal fees incurred by the Company to submit and undertake all necessary efforts to have such patent applications issued as patents.  The Company incurred $110,289 and $106,516 of such costs for the three months ended December 31, 2013 and 2012, respectively.  The Company incurred $253,232 and $252,233 of such costs for the six months ended December 31, 2013 and 2012, respectively.

The length of time that it takes for an initial patent application to be approved is generally between four to six years.  However, due to the unique nature of each patent application, the actual length of time may vary.  If a patent application is denied, the associated cost of that application would be written off.  However, the Company has not had any patent applications denied as of December 31, 2013.  Additionally, should a patent application become impaired during the application process, the Company would write down or write off the associated cost of that patent application.

Issued patents and agricultural patent applications pending are being amortized over a period of 17 years from inception, the expected economic life of the patent.  During the three months ended December 31, 2013 and 2012, the Company recorded amortization expense in the amount of $77,910 and $66,203, respectively.  During the six months ended December 31, 2013 and 2012, the Company recorded amortization expense in the amount of $152,180 and $129,128, respectively.

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

If a triggering event occurs and the Company's review determines that the future discounted cash flows related to the groups, including these assets, will not be sufficient to recover their carrying value, the Company will reduce the carrying values of these assets down to its estimate of fair value and continue amortizing them over their remaining useful lives.  During the six months ended December 31, 2013, in order to reduce its cost of patent prosecution and maintenance, the Company reviewed its patent portfolio and identified several patents and patent applications that it believed it no longer needed to maintain without having a material impact on the patent portfolio.  Accordingly, during the six months ended December 31, 2013, the Company wrote off patent costs in the net amount of $185,161.

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

For all periods presented, basic and diluted loss per share are the same, as any additional Common Stock equivalents would be anti-dilutive. Potentially dilutive shares of Common Stock have been excluded from the calculation of the weighted average number of dilutive shares of Common Stock as follows:

	December 31,
	2013	2012
Common stock to be issued upon conversion of convertible preferred stock	232,000	38,269
Outstanding warrants	5,682,661	318,973
Outstanding options	275,319	211,740

Total potentially dilutive shares of common stock	6,189,980	568,982

Note 5 – Stock-Based Compensation:

The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee.  Generally, the awards vest based upon time-based conditions or achievement of specified goals and milestones.

During the six months ended December 31, 2013, the Company issued 46,780 options that are subject to vesting first based upon specified goals and milestones and then based upon time-based conditions.  On the issuance date, such options had an aggregate Black-Scholes value of $201,154.  As of December 31, 2013, the Company reviewed the specified goals and milestones on an employee by employee basis.  Based upon the review, the Company has estimated that it was probable that, on average, the employees would achieve 62% of the target goals.  As a result, the Company is recognizing 62% of the aggregate fair value of the options ratably over the time-based vesting period.

Also, during the six months ended December 31, 2013, the Company issued an additional 27,300 options that are subject to time-based conditions only.  On the issuance date, such options had an aggregate Black-Scholes value of $111,210.

The fair value of each stock option granted or vesting has been determined using the Black-Scholes model.  The material factors incorporated in the Black-Scholes model in estimating the value of the options include the following:

	Three Months	Six Months

Ended December 31, 2013

Risk-free interest rate (1)	1.75-2.66%	1.65-2.66%
Expected volatility	99%	99%
Dividend yield	None	None
Expected life (2)	6.25-10.0	5.5-10.0

(1)	Represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term.

(2)
Expected life for time based stock options was estimated using the “simplified” method, as allowed under the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No.110.  Expected life for performance based stock options was the actual term of the option.

The economic values of the options will depend on the future price of the Company's Common Stock, which cannot be forecast with reasonable accuracy.

Stock option activity under the Company’s 2008 Plan and 1998 Plan for the six months ended December 31, 2013 is summarized as follows:

		Weighted
	Aggregate	Average	Exercise Price
	Number	Exercise Price	Range
Outstanding, July 1, 2013	231,748	$35.00	$ 4.30 – 345.00
Granted	74,080	5.39	4.00 - 5.40
Exercised	-	-	-
Forfeited	(27,788)	16.50	16.50
Expired	(2,721)	255.88	66.00 - 315.00
Outstanding, December 31, 2013	275,319	$26.98	$ 4.30 - 345.00

Options exercisable at December 31, 2013	196,822	$33.97

Options exercisable and expected to become exercisable at December 31, 2013	262,795

Weighted average fair value of options granted during the three months ended December 31, 2013	$4.22

As of December 31, 2013, the aggregate intrinsic value of stock options outstanding was $73,848, with a weighted-average remaining term of 7.7 years.  The aggregate intrinsic value of stock options exercisable at that same date was $35,957, with a weighted-average remaining term of 7.1 years.  As of December 31, 2013, the Company has 657 shares available for future stock option grants.

Stock-based compensation expense for the three months ended December 31, 2013 and December 31, 2012 amounted to $342,791 and $196,567, respectively.

Stock-based compensation expense for the six months ended December 31, 2013 and December 31, 2013 amounted to $467,257 and $350,129, respectively.

As of December 31, 2013, total stock-based compensation expense not yet recognized related to stock option grants amounted to approximately $691,000, which will be recognized over the next 45 months.

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

Any draws upon the Line of Credit accrue at an annual interest rate of (i) the broker rate in effect at the interest date (which was 3.75% at December 31, 2013), plus (ii) 2.0% and are due on demand.  There are no other conditions or fees associated with the Line of Credit.  The Line of Credit is not secured by any assets of the Company, but it is secured by certain assets of a member of the Company’s Board of Directors, Harlan W. Waksal, M.D., which assets are currently held by JMP Securities.  The principal balance outstanding as of December 31, 2013 and June 30, 2013 was $2,187,082.

Total interest expense recorded under the Line of Credit for the three months ended December 31, 2013 and 2012 amounted to $32,153 and $34,786, respectively.

Total interest expense recorded under the Line of Credit for the six months ended December 31, 2013 and 2012 amounted to $64,350 and $69,776, respectively.

Note 7 – Income Taxes:

No provision for income taxes has been made for the three months and six months ended December 31, 2013 and 2012 given the Company’s losses in 2013 and 2012 and available net operating loss carryforwards.  A benefit has not been recorded as the realization of the net operating losses is not assured and the timing in which the Company can utilize its net operating loss carryforwards in any year or in total may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations.

Note 8 - Fair Value Measurements:

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2013 and June 30, 2013:

	Carrying	Fair Value Measurement at December 31, 2013
	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$6,121,895	$6,121,895	$-	$-

	Carrying	Fair Value Measurement at June 30, 2013
	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$1,602,294	$1,602,294	$-	$-

Note 9 –Convertible Preferred Stock

During the six months ended December 31, 2013, 220 shares of Convertible Preferred Stock were converted into 73,333 shares of Common Stock.  During the six months ended December 31, 2013, the Company issued an additional 12,941 shares of Common Stock for the payment of dividends in the amount of $42,239.  Total dividends payable on the outstanding 580 shares of Convertible Preferred Stock at December 31, 2013 amounted to $14,500.

As a result of the issuance of Common Stock on October 2, 2013, the conversion rate on the Convertible Preferred Stock was adjusted from $3.00 to $2.50.

Note 10 – Equity Placements

October 2, 2013

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

The net offering proceeds to the Company from the sale of the Common Stock, after deducting the offering expenses payable by the Company of $164,230, were $1,560,770.  The net proceeds of the offering will be used for working capital, research and development and general corporate purposes.

December 16, 2013

On December 16, 2013, the Company completed a Common Stock and Warrant offering for $5,400,000 in gross proceeds, before deducting estimated offering expenses, in a registered direct offering of 180,000 units consisting of ten shares of common stock, par value $0.01 per share, of the Company’s Common Stock, six month warrants to purchase ten shares of Common Stock at an exercise price of $3 per share, six month warrants to purchase ten shares of Common Stock at an exercise price of $4 per share, and three year warrants to purchase ten shares of Common Stock at an exercise price of $4 per share.

The net offering proceeds to the Company from the sale of the units, after deducting the estimated offering expenses payable by the Company of approximately $95,000, are expected to be approximately $5,305,000.  The net proceeds of the offering will be used for working capital, research and development and general corporate purposes.

Note 11 – Recent Accounting Pronouncements

We reviewed recently issued accounting pronouncements and plan to adopt those that are applicable to us. We do not expect the adoption of these pronouncements to have a material impact on our financial position, results of operations or cash flows.

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

The study is open and we have completed our first, second and the third cohorts and cohort four is open for enrollment and treating patients.

The results of cohort three showed that four heavily pre-treated, relapsed or refractory patients, two with diffuse large B-cell lymphoma (DLBCL) and two with multiple myeloma, at a dosage of 0.2 mg/Kg, completed treatment.  Three of the four patients were evaluable for safety.  One patient had a dose reduction to 0.05 mg/kg due to pre-existing thrombocytopenia and was not evaluable for safety.  No dose-limiting toxicities have been observed in any of the first three cohorts. In addition to the absence of dose-limiting toxicity, since all patients in cohort 3 completed the full protocol-specified 6-week treatment period, we appear to be seeing  longer treatment durations and fewer dropouts compared to cohorts one and two.  The most frequent adverse events were manageable infusion reactions, which decrease with repeated treatments and platelet count decreases, which recover over time. One myeloma patient had reductions in disease-related proteins in his blood and a second patient with DLBCL had evidence of tumor shrinkage in some lesions.  Like the previous treatment group, all four patients included at this dose level were refractory to, or had relapsed on, a significant number of previous treatments.  Upon treatment with SNS01-T, three of the four patients exhibited stable disease at week 3 and two of the four were stable at week 6, the end of treatment.

The results of the first and second cohorts showed that SNS01-T was safe and well tolerated and had met the criteria for Stable Disease in 2 of the 6 evaluable patients.

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

Agricultural Development and License Agreements

As of December 31, 2013, we had six (6) active license agreements with established agricultural biotechnology companies.

Intellectual Property

We have thirty (30) issued patents from the United States Patent and Trademark Office, or PTO, and seventy-four (74) issued patents from foreign countries.  Of our one hundred and four (104) domestic and foreign issued patents, sixty-four (64) are for the use of our technology in agricultural applications and forty (40) relate to human therapeutics applications.

In addition to our one hundred and four (104) patents, we have a wide variety of patent applications, including divisional applications and continuations-in-part, in process with the PTO and internationally.  We intend to continue our strategy of enhancing these new patent applications through the addition of data as it is collected.

The first of our agricultural patents are set to expire in 2019 in the United States and 2025 outside the United States.  The first of our core human therapeutic technology patents are set to expire in 2021 in the United States and 2025 outside the United States, and our patents related to multiple myeloma are set to expire, both in and outside the United States in 2029.

During the six months ended December 31, 2013 and the 2013, 2012 and 2011 fiscal years, we reviewed our patent portfolio in order to determine if we could reduce our cost of patent prosecution and maintenance.  We identified several patents and patents pending that we believe we no longer need to maintain without having a material impact on the portfolio.  We determined that we would no longer incur the cost to prosecute or maintain those patents or patents pending.

Liquidity and Capital Resources

Overview

For the six months ended December 31, 2013, net cash of $2,092,404 was used in operating activities primarily due to a net loss of $3,403,971 which was reduced by non-cash expenses of $805,641.  Cash used in operating activities was increased by changes in operating assets and liabilities in the amount of $505,926.

The $505,926 change in operating assets and liabilities was the result of an increase in prepaid research supplies and expenses in the amount of $430,755 and an increase in accounts payable and accrued expenses in the amount of $75,171 due to the timing of expenses and payments.

During the six months ended December 31, 2013, cash used for investing activities amounted to $253,232, which was related to patent costs incurred.

Cash provided by financing activities during the six months ended December 31, 2013 amounted to $6,865,237 as a result of the issuance of common stock and warrants.

As of December 31, 2013, our cash balance totaled $6,121,895, and we had working capital of $4,328,747.

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

We anticipate that, based upon our cash balance at December 31, 2013, we will be able to fund our operations through at least December 31, 2014. Over such period, we plan to fund our research and development and commercialization activities by:

•      utilizing our current cash balance and investments;
•      the exercise of outstanding warrants;
•      the placement of additional equity or debt instruments; and
•      the possible execution of additional licensing agreements for our technology.

We cannot assure you that we will be able to raise money through any of the foregoing transactions on favorable terms, if at all.

Changes to Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies and estimates as set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Results of Operations

Three Months Ended December 31, 2013 and Three Months Ended December 31, 2012

The net loss for the three months ended December 31, 2013 was $1,619,638.  The net loss for the three months ended December 31, 2012 was $1,269,885.  Such a change represents an increase in net loss of $349,753, or 27.5%.  This increase in net loss was primarily the result of an increase in general and administrative expenses, which was partially offset by a decrease in the gain from a change in the fair value of a warrant liability.

Revenue

There was no revenue during the three months ended December 31, 2013 and 2012.

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

General and Administrative Expenses

	Three Months Ended December 31,
	2013	2012	Change	%
	(in thousands, except % values)

Payroll and benefits	$149	$147	$2	1.3%
Investor relations	146	16	130	821.5%
Professional fees	96	237	(141)	(59.4)%
Cash Director fees	6	14	(8)	(57.1)%
Depreciation and amortization	78	67	11	16.4%
Other general and administrative	94	88	6	6.8%
	569	569	-	-
Stock-based compensation	373	140	233	166.4%
Total general and administrative	$942	$709	$233	32.8%

•	Investor relations fees were higher primarily as a result of a new investor relations program started in October 2013.

•
Professional fees were lower primarily as a result of a decrease in legal fees.  Legal fees decreased mainly because there were several matters being addressed in 2012 which were not necessary to address in 2013.

•	Cash director fees were lower primarily as a result of more directors electing to receive options in lieu of cash as payment for their director fees.

•	Depreciation and amortization was higher primarily as a result of an increase in amortization of patent costs.

•	Other general and administrative expenses were higher primarily due to an increase in travel and conferences.

•	Stock-based compensation was higher primarily due to common stock issued in connection with certain consulting agreements.

We expect cash-based general and administrative expenses to modestly increase over the next twelve months.

Research and Development Expenses

	Three Months Ended December 31,
	2013	2012	Change	%
	(in thousands, except % values)
Payroll	$43	$44	$(1)	(2.2)%
Research contract with the University of Waterloo	117	161	(44)	(27.3)%
Consultants	121	38	83	218.4%
Other research and development	349	325	24	7.3%
	630	568	62	10.9%
Stock-based compensation	17	23	(6)	(26.0)%
Total research and development	$647	$591	$56	9.4%

•	The cost associated with the research contract with the University of Waterloo was lower primarily due to a decrease in amount being funded for agricultural and human health research.

•	Consultants were higher primarily due to the addition of a Vice President of Clinical Development in May 2013.

•	Other research and development costs were higher primarily due to an increase in the costs in connection with the development of SNS01-T for multiple myeloma due to the addition of new clinical sites.

•	Stock-based compensation was lower primarily due to a lower Black-Scholes value of options vesting during the three months ended December 31, 2013.

Six Months Ended December 31, 2013 and Six Months Ended December 31, 2012

The net loss for the six months ended December 31, 2013 was $3,403,971.  The net loss for the six months ended December 31, 2012 was $3,355,339.  Such a change represents an increase in net loss of $48,632, or 14.5%.  This increase in net loss was primarily the result of an increase in general and administrative expenses, research and development costs and the write-off of patents abandoned, which was partially offset by a decrease in the loss on settlement of warrant liabilities and in the gain on the change in the fair value of warrant liabilities and an increase in revenue.

Revenue

Total revenue in the amount of $100,000 for the six months ended December 31, 2013 consisted of a milestone payment in connection with an agricultural license agreement.

General and Administrative Expenses

	Six Months Ended December 31,
	2013	2012	Change	%
	(in thousands, except % values)

Payroll and benefits	$295	$289	$6	2.1%
Investor relations	525	56	469	837.5%
Professional fees	213	432	(219)	(50.7)%
Cash director fees	11	28	(17)	(60.7)%
Depreciation and amortization	153	130	23	17.7%
Other general and administrative	162	188	(26)	(13.8)%
	1,359	1,123	236	21.0%
Stock-based compensation	523	319	204	64.0%
Total general and administrative	$1,882	$1,442	$440	30.5%

⋅
Investor relations fees were higher primarily as a result of a new investor relations program started in October 2013, the termination of an investor relations consulting agreement in September 2013 and a special meeting of stockholders held in August 2013.

⋅
Professional fees were lower primarily as a result of a decrease in legal fees. Legal fees decreased mainly because there were several matters being addressed in 2012 which were not necessary to address in 2013.

⋅	Cash director fees were lower primarily as a result of more directors electing to receive options in lieu of cash as payment for their director fees.

⋅	Depreciation and amortization was higher primarily as a result of an increase in amortization of patent costs.

⋅	Other general and administrative expenses were lower primarily due to a decrease in travel, conferences and consultants.

⋅	Stock-based compensation was higher primarily due to common stock issued in connection with certain consulting agreements.

Research and Development Expenses

	Six Months Ended December 31,
	2013	2012	Change	%
	(in thousands, except % values)

Payroll	$87	$86	$1	1.2%
Research contract with the University of Waterloo	232	305	(73)	(23.9)%
Consultants	221	84	137	163.1%
Other research and development	801	582	219	37.6%
	1,341	1,057	284	26.9%
Stock-based compensation	33	48	(15)	(31.3)%
Total research and development	$1,374	$1,105	$269	24.3%

⋅	The cost associated with the research contract with the University of Waterloo was lower primarily due to a decrease in amount being funded for agricultural and human health research.

⋅	Consultants were higher primarily due to the addition of a Vice President of Clinical Development in May 2013.

⋅
Other research and development costs were higher primarily due to an increase in the costs in connection with the development of SNS01-T for multiple myeloma due to the timing of patient treatment and the addition of new clinical sites.

⋅	Stock-based compensation was lower primarily due to a lower Black-Scholes value of options vesting during the six months ended December 31, 2013.

Write-off of patents abandoned

During the six months ended December 31, 2013, we reviewed our patent portfolio in order to determine if we could reduce our cost of patent prosecution and maintenance.  We identified several patents that we believe we no longer need to maintain without having a material impact on the portfolio.  We determined that we would no longer incur the cost to prosecute or maintain those patents.  Therefore, we wrote-off the net book value of those patents and patents pending in the amount of $185,161.

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

The principal executive officer and principal financial officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2013.  Based on this evaluation, they have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

(b)           Changes in internal controls.

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the three month period ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

None.

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

However, as of December 31, 2013, we believe we have enough cash to fund operations through at least December 31, 2014.

We have a limited operating history and have incurred substantial losses and expect to incur future losses.

We are a development stage biotechnology company with a limited operating history and limited assets and capital. We have incurred losses each year since inception and had an accumulated deficit of $77,872,046 at December 31, 2013. We have generated minimal revenues by licensing our technology for certain crops to companies willing to share in our development costs. In addition, our technology may not be ready for commercialization for several years. We expect to continue to incur losses for the next several years because we anticipate that our expenditures on research and development and administrative activities will significantly exceed our revenues during that period. We cannot predict when, if ever, we will become profitable.

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
•      provide licenses to third parties to develop and commercialize products or technologies that we
• would otherwise seek to develop and commercialize ourselves;
•      seek strategic alliances or business combinations;
• attempt to sell our company;
•      cease operations; or
• declare bankruptcy.

We believe that at the projected rate of spending we should have sufficient cash to maintain our present operations at least through December 31, 2014.

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

As of December 31, 2013, we had a cash balance of $6,121,895 and working capital of $4,328,747.  Using our available reserves as of December 31, 2013, we believe that we can operate according to our current business plan at least through December 31, 2014.

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

In addition, in connection with any funding, if we need to issue more equity securities than our certificate of incorporation currently authorizes we will need stockholder approval.  If stockholder approval is not obtained or if adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets.  Investors may experience dilution in their investment from future offerings of our common stock.  For example, if we raise additional capital by issuing equity securities, such an issuance would reduce the percentage ownership of existing stockholders.  In addition, assuming the exercise of all options and warrants outstanding and the conversion of the preferred stock into common stock, as of December 31, 2013, we had 488,650,752 shares of common stock authorized but unissued and unreserved, which may be issued from time to time by our board of directors.  Furthermore, we may need to issue securities that have rights, preferences and privileges senior to our common stock.  Failure to obtain financing on acceptable terms would have a material adverse effect on our liquidity.

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

As of December 31, 2013, we have been issued thirty (30) patents by the PTO and seventy-four (74) patents from foreign countries.  We have also filed numerous patent applications for our technology in the United States and in several foreign countries, which technology is vital to our primary business, as well as several continuations in part on these patent applications.  Our success depends in part upon the grant of patents from our pending patent applications.

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

Many human therapeutic and agricultural biotechnology companies are engaged in research and development activities relating to apoptosis and senescence.  The market for plant protection and yield enhancement products is intensely competitive, rapidly changing and undergoing consolidation.  We may be unable to compete successfully against our current and future competitors, which may result in price reductions, reduced margins and the inability to achieve market acceptance for products containing our technology.  Our competitors in the field of plant senescence gene technology are companies that develop and produce transgenic plants and include major international agricultural companies, specialized biotechnology companies, research and academic institutions and, potentially, our joint venture and strategic alliance partners.  These companies include: Mendel Biotechnology, Inc.; Ceres, Inc., Archer Daniels Midland and Syngenta International AG; among others.  Some of our competitors that are involved in apoptosis research include: Celgene Corporation; Takeda/Millennium; ONYX Pharmaceuticals, Inc.; Amgen Inc.; Janssen Biotech, Inc.; Novartis AG; and Pharmacyclics, Inc. Many of these competitors have substantially greater financial, marketing, sales, distribution and technical resources than us and have more experience in research and development, clinical trials, regulatory matters, manufacturing and marketing.  We anticipate increased competition in the future as new companies enter the market and new technologies become available.  Our technology may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors, which will prevent or limit our ability to generate revenues from the commercialization of our technology.

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

As of December 31, 2013, our executive officers and directors together beneficially own approximately 8% of the outstanding shares of our common stock, assuming the exercise of options and warrants which are currently exercisable or will become exercisable within 60 days of December 31, 2013, held by these stockholders.  As a result, these stockholders, acting together, will be able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders.  Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over then-current market prices.

A significant portion of our total outstanding shares of common stock may be sold in the market in the near future, which could cause the market price of our common stock to drop significantly.

As of December 31, 2013, we had 4,957,275 shares of our common stock issued and outstanding and 580 shares of convertible preferred stock outstanding which can convert into 232,000 shares of common stock.  All of such shares are registered pursuant to registration statements on Forms S-1 or S-3 or are either eligible to be sold under SEC Rule 144 or are in the public float.  In addition, we have registered 5,646,722 shares of our common stock underlying warrants previously issued and we registered 260,810 shares of our common stock underlying options granted or to be granted under our stock option plan.  Consequently, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, may have a material adverse effect on our stock price.

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

For example, during the three months ended December 31, 2013, our common stock traded between $3.00 and $6.35 per share.

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

As of December 31, 2013, we have outstanding 580 shares of convertible preferred stock which may convert into 232,000 shares of our common stock and warrants to purchase 5,682,661 shares of our common stock.  In addition, as of December 31, 2013, we have reserved 275,319 shares of our common stock for issuance upon the exercise of options granted or available to be granted pursuant to our stock option plan, all of which may be granted in the future.  Furthermore, in connection with the preferred stock agreements, we are required to reserve an additional 128,836 shares of common stock. Additionally, under a securities purchase agreement dated May 8, 2013, which contains a price protection provision, we are required to reserve an additional 72,500 shares of common stock. The conversion of the convertible preferred stock and the exercise of these options and warrants will result in dilution to our existing stockholders and could have a material adverse effect on our stock price. The conversion price of the convertible preferred stock is also subject to certain anti-dilution adjustments.

Risks Related to the Proposed Fabrus Acquisition

As previously disclosed, on December 30, 2013, Senesco agreed to terms and executed a non-binding letter of intent to merge with Fabrus, Inc. (“Fabrus”), a privately-held, biotechnology company focused on expanding the clinical impact of antibodies by addressing drug targets resistant to traditional antibody discovery methods.

Under the terms of the non-binding letter of intent, Fabrus will merge with a wholly-owned subsidiary of Senesco. Senesco will be the surviving corporation. Post merger, the stockholders of Fabrus will receive approximately 50% of Senesco, and the Senesco stockholders will continue to own approximately 50% of Senesco.The Senesco stockholders will not be required to vote on this transaction, and Senesco stockholders will be entitled to hold their existing securities. A non-binding letter of intent has been signed and due to the non-binding nature of such agreement, the terms of the proposed transaction remain subject to change. The parties expect to sign a definitive agreement in early 2014, subject to final review and approval of the terms of the transaction by the board of directors of each of Senesco and Fabrus, and he transaction is expected to close concurrently with signing or shortly thereafter. Additional details of the transaction will be disclosed once an agreement is excuted.

We do not have a definitive agreement executed with Fabrus, and the announcement and pendency of the agreement with Fabrus could have an adverse effect on the Senesco stock price and/or the business, financial condition, results of operations, or business prospects for Senesco.

We previously announced a non-binding letter of intent with Fabrus. We are currently negotiating a definitive agreement with Fabrus, but we do not have a definitive agreement executed with Fabrus as of yet. We cannot assure you that a definitive agreement will be signed. In the meantime, the announcement and pendency of the agreement with Fabrus could have an adverse effect on the Senesco stock price and/or the business, financial condition, results of operations, or business prospects for Senesco. If a definitive agreement is executed, there may be additional risks to closing the transaction, and if a transaction is consummated, there may be additional risks associated with integrating the Senesco and Fabrus business, all of which Senesco will describe further if and when an agreement is executed.

The issuance of shares of Senesco common stock to the Fabrus stockholders in connection with the Merger will substantially dilute the voting power of the current Senesco stockholders.

It is anticipated that Senesco will issue shares of its common stock to the Fabrus stockholders representing approximately 50% of the outstanding shares of common stock of the combined company calculated on a fully diluted basis as of immediately following the completion of the acquisition. Accordingly, the issuance of shares of Senesco common stock to the Fabrus stockholders in connection with the acquisition will significantly reduce the relative voting power of each share of Senesco common stock held by the current Senesco stockholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits.

Exhibit No.	Description
3.1	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on October 16, 2013 (Incorporated by reference to Exhibit 3.1 of Senesco Technologies, Inc. current report on Form 8-K filed on October 21, 2013).
4.1	Form of December 2013 Series A Warrant (Incorporated by reference to Exhibit 4.1 of Senesco Technologies, Inc. current report on Form 8-K filed on December 12, 2013).
4.2	Form of December 2013 Series B Warrant (Incorporated by reference to Exhibit 4.2 of Senesco Technologies, Inc. current report on Form 8-K filed on December 12, 2013).
4.3	Form of December 2013 Series C Warrant (Incorporated by reference to Exhibit 4.3 of Senesco Technologies, Inc. current report on Form 8-K filed on December 12, 2013).
10.1	Form of Securities Purchase Agreement, dated as of September 30, 2013 (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. current report on Form 8-K filed on October 1, 2013).
10.2	Form of Securities Purchase Agreement, dated as of December 11, 2013 (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. current report on Form 8-K filed on December 12, 2013).
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).
31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350. (furnished herewith).
32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350. (furnished herewith).
101.1	Financial Statements from the Quarterly Report on Form 10-Q of Senesco Technologies, Inc. for the quarter ended December 31, 2013, filed on February 14, 2014, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Stockholder’s Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements. (filed herewith).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENESCO TECHNOLOGIES, INC.

DATE: February 14, 2014	By:	/s/ Leslie J. Browne
Leslie J. Browne, Ph.D., President
and Chief Executive Officer
(Principal Executive Officer)

DATE: February 14, 2014	By:	/s/ Joel Brooks
Joel Brooks, Chief Financial Officer,
Secretary and Treasurer
(Principal Financial and Accounting Officer)

