Form 10-Q
period 2014-03-31
SENESCO TECHNOLOGIES INC
filed 2014-05-09
CIK 1035354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Yes: ☒	No:☐

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

6,906,160 shares of the issuer’s common stock, par value $0.01 per share, were outstanding as of April 30, 2014.

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

TABLE OF CONTENTS

			Page
PART I.		FINANCIAL INFORMATION

	Item 1.	Financial Statements (Unaudited)	1

		CONDENSED CONSOLIDATED BALANCE SHEETS as of March 31, 2014 and June 30, 2013	2

		CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS For the Three Months and Nine Months Ended March 31, 2014 and 2013, and From Inception on July 1, 1998 through March 31, 2014	3

		CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY For the Nine Months Ended March 31, 2014	4

		CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the Nine Months Ended March 31, 2014 and 2013, and From Inception on July 1, 1998 through March 31, 2014	5

		NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

		Overview	13

		Liquidity and Capital Resources	17

		Changes to Critical Accounting Policies and Estimates	17

		Results of Operations	18

		Off-Balance Sheet Arrangements	21

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

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2014	2013
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,198,027	$1,602,294
Prepaid research supplies and expenses	1,199,871	1,919,220

Total Current Assets	7,397,898	3,521,514

Equipment, furniture and fixtures, net	2,992	4,555
Intangible assets, net	3,553,632	3,566,497
Security deposit	5,171	5,171

TOTAL ASSETS	$10,959,693	$7,097,737

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$324,936	$637,320
Accrued expenses	730,385	387,540
Line of credit	-	2,187,082

Total Current Liabilities	1,055,321	3,211,942

Other liabilities	99,728	99,728

TOTAL LIABILITIES	1,155,049	3,311,670

COMMITMENTS

STOCKHOLDERS' EQUITY:

Convertible preferred stock, $0.01 par value, authorized 5,000,000 shares Series A 10,297 shares issued and 580 and 800 shares outstanding, respectively (liquidation preference of $609,000 and $820,000 at March 31, 2014 and June 30, 2013, respectively)	6	8
Common stock, $0.01 par value, authorized 500,000,000 shares, issued and outstanding 6,897,710 and 2,272,062, respectively	68,977	22,721
Capital in excess of par	92,631,972	78,189,173
Deficit accumulated during the development stage	(82,896,311)	(74,425,835)

Total Stockholders' Equity	9,804,644	3,786,067

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,959,693	$7,097,737

See Notes to Condensed Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

					Cumulative
	Three Months Ended March 31,		Nine Months Ended March 31,		Amounts from
	2014	2013	2014	2013	Inception

Licensing Revenue	$-	$-	$100,000	$-	$1,890,000

Operating expenses:
General and administrative	1,253,730	551,424	3,135,963	1,993,112	37,250,264
Research and development	875,213	492,850	2,249,455	1,597,362	25,571,726
Write-off of patents abandoned	-	-	185,161	-	2,158,595

Total operating expenses	2,128,943	1,044,274	5,570,579	3,590,474	64,980,585

Loss from operations	(2,128,943)	(1,044,274)	(5,470,579)	(3,590,474)	(63,090,585)

Other non-operating income (expense)

Grant income	-	-	-	-	244,479

Change in fair value of warrant liability	-	227,539	-	271,831	8,701,721

Sale of state income tax loss – net	-	-	-	-	586,442

Other noncash (expense) income, net	-	-	-	-	205,390

Loss on settlement of warrant liabilities	-	-	-	(785,171)	(1,724,546)

Loss on extinguishment of debt	-	-	-	-	(361,877)

Amortization of debt discount and financing costs	-	-	-	-	(11,227,870)

Interest expense – convertible notes	-	-	-	-	(2,027,930)

Interest (expense) income - net	(17,811)	(19,848)	(80,146)	(88,108)	84,755

Net loss	(2,146,754)	(836,583)	(5,550,725)	(4,191,922)	(68,610,021)

Preferred dividends	(2,877,511)	(150,136)	(2,919,751)	(798,291)	(14,286,290)

Loss applicable to common shares	(5,024,265)	(986,719)	(8,470,476)	(4,990,213)	(82,896,311)

Other comprehensive loss	-	-	-	-	-

Comprehensive loss	$(5,024,265)	$(986,719)	$(8,470,476)	$(4,990,213)	$(82,896,311)

Basic and diluted net loss per common share	$(0.87)	$(0.68)	$(2.21)	$(4.06)

Basic and diluted weighted-average number of common shares outstanding	5,806,353	1,446,420	3,838,200	1,228,644

See Notes to Condensed Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 2014

(unaudited)

						Deficit
						Accumulated
						During the
					Capital in Excess	Development	Stockholders'
	Preferred Stock		Common Stock		of Par Value	Stage	Equity
	Shares	Amount	Shares	Amount

Balance at June 30, 2013	800	$8	2,272,062	$22,721	$78,189,173	$(74,425,835)	$3,786,067

Issuance of common stock for cash at $2.50 per share on October 2, 2013	-	-	690,000	6,900	1,718,100	-	1,725,000

Commissions and other fees related to the issuance of common stock on October 2, 2013	-	-	-	-	(164,230)	-	(164,230)

Issuance of common stock and warrants for cash at $3.00 per share on December 16, 2013	-	-	1,800,000	18,000	5,382,000	-	5,400,000

Commissions and other fees related to the issuance of common stock and warrants on December 16, 2013	-	-	-	-	(121,764)	-	(121,764)

Issuance of common stock in lieu of cash payment for services	-	-	123,750	1,238	434,750	-	435,988

Stock-based compensation	-	-	-	-	299,989	-	299,989

Exercise of warrants	-	-	1,916,956	19,169	3,984,452	-	4,003,621

Preferred stock converted into common stock	(220)	(2)	73,333	733	(731)		-
						-
Cash paid for fractional shares due to reverse split	-	-	(100)	(1)	(302)	-	(303)

Issuance of common stock in lieu of cash payment for dividends	-	-	21,709	217	89,669	(69,885)	20,001

Dividend recorded from warrant amendment on February 21, 2014	-	-	-	-	2,820,866	(2,820,866)	-

Dividends accrued and upaid at March 31, 2014	-	-	-	-	-	(29,000)	(29,000)

Net loss	-	-	-	-	-	(5,550,725)	(5,550,725)

Balance at March 31, 2014	580	$6	6,897,710	$68,977	$92,631,972	$(82,896,311)	$9,804,644

See Notes to Condensed Consolidated Financial Statements

SENESCO TECHNOLOGIES, INC. AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

			Cumulative
	Nine Months Ended March 31,		Amounts from
	2014	2013	Inception
Cash flows from operating activities:
Net loss	$(5,550,725)	$(4,191,922)	$(68,610,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash capital contribution	-	-	85,179
Noncash conversion of accrued expenses into equity	-	-	131,250
Noncash income related to change in fair value of warrant liability	-	(271,831)	(9,022,980)
Noncash charge for change in warrant terms	-	-	115,869
Issuance of common stock and warrants for interest	-	-	2,003,386
Issuance of common stock for services	-	-	53,800
Stock-based compensation expense	735,977	552,303	13,566,623
Depreciation and amortization	238,904	201,911	1,632,838
Write-off of intangibles	185,161	-	2,158,595
Amortization of convertible note discount	-	-	10,000,000
Amortization of deferred financing costs	-	-	1,227,869
Loss on settlement of warrant liabilities		785,171	1,724,546
Loss on extinguishment of debt	-	-	361,877
(Increase) decrease in operating assets:
Prepaid expenses and other current assets	719,349	(163,979)	(1,199,871)
Security deposit	-	-	(5,171)
Increase (decrease) in operating liabilities:
Accounts payable	(312,384)	92,434	324,936
Accrued expenses	333,845	39,615	876,386
Net cash used in operating activities	(3,649,873)	(2,956,298)	(44,574,889)

Cash flows from investing activities:
Patent costs	(409,637)	(393,664)	(7,162,110)
Purchase of equipment, furniture and fixtures	-	(1,281)	(185,947)
Net cash used in investing activities	(409,637)	(394,945)	(7,348,057)

Cash flows from financing activities:
Proceeds from grant	-	-	99,728
Repayment of line of credit	(2,187,082)	(12,026)	-
Proceeds from issuance of bridge notes	-	-	525,000
Proceeds from issuance of preferred stock and warrants, net	-	-	10,754,841
Redemption of convertible notes and warrants	-	-	(2,160,986)
Proceeds from issuance of convertible notes	-	-	9,340,000
Deferred financing costs	-	-	(651,781)
Proceeds from issuance of common stock and
warrants, net and exercise of warrants and options	10,842,325	2,942,981	40,214,171
Net cash provided by financing activities	8,655,243	2,930,955	58,120,973

Net (decrease) increase in cash and cash equivalents	4,595,733	(420,288)	6,198,027

Cash and cash equivalents at beginning of period	1,602,294	2,001,325	-
Cash and cash equivalents at end of period	$6,198,027	$1,581,037	$6,198,027

Supplemental disclosure of non-cash transactions:
Conversion of convertible note into common stock	$-	$-	$10,000,000
Conversion of bridge notes into common stock	-	-	534,316
Conversion of preferred stock into common stock	731	1,378	4,953
Allocation of common stock proceeds to warrants	-	459,000	-
Allocation of preferred stock proceeds to warrants
and beneficial conversion feature	-	-	8,526,135
Allocation of convertible debt proceeds to warrants
and beneficial conversion feature	-	-	9,340,000
Warrants issued for financing costs	-	-	690,984
Issuance of common stock for interest payments on
convertible notes	-	-	2,003,386
Issuance of common stock for dividend payments	89,885	496,862	4,303,149
Issuance of common stock in settlement of accounts payable	-	-	175,000
Dividends accrued on preferred stock	(29,000)	(64,722)	(29,000)
Supplemental disclosure of cash flow information:
Cash paid for interest	85,629	90,651	579,766

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 2014 and the results of its operations for the three months and nine months ended March 31, 2014 and cash flows for the nine months ended March 31, 2014.

Interim results are not necessarily indicative of results for the full fiscal year.

Note 2 – Liquidity:

As shown in the accompanying condensed consolidated financial statements, the Company has a history of losses with a deficit accumulated during the development stage from July 1, 1998 (inception) through March 31, 2014 of $82,896,311. Additionally, the Company has generated minimal revenues by licensing its technology for certain crops to companies willing to share in its development costs. In addition, the Company’s technology may not be ready for commercialization for several years. The Company expects to continue to incur losses for the next several years because it anticipates that its expenditures on research and development and administrative activities will significantly exceed its revenues during that period. The Company cannot predict when, if ever, it will become profitable.

As of March 31, 2014, the Company had cash and cash equivalents in the amount of $6,198,027, which consisted of checking accounts and money market funds. The Company estimates that its cash and cash equivalents as of March 31, 2014 will cover its expenses through at least March 31, 2015.

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

Note 3 – Intangible Assets:

The Company conducts research and development activities, the cost of which is expensed as incurred, in order to generate patents that can be licensed to third parties in exchange for license fees and royalties. Because the patents are the basis of the Company’s future revenue, the patent costs are capitalized. The capitalized patent costs represent the outside legal fees incurred by the Company to submit and undertake all necessary efforts to have such patent applications issued as patents. The Company incurred $156,405 and $141,431 of such costs for the three months ended March 31, 2014 and 2013, respectively. The Company incurred $409,637 and $393,664 of such costs for the nine months ended March 31, 2014 and 2013, respectively.

The length of time that it takes for an initial patent application to be approved is generally between four to six years. However, due to the unique nature of each patent application, the actual length of time may vary. If a patent application is denied, the associated cost of that application would be written off. However, the Company has not had any patent applications denied as of March 31, 2014. Additionally, should a patent application become impaired during the application process, the Company would write down or write off the associated cost of that patent application.

Issued patents and agricultural patent applications pending are being amortized over a period of 17 years from inception, the expected economic life of the patent. During the three months ended March 31, 2014 and 2013, the Company recorded amortization expense in the amount of $85,161 and $70,845, respectively. During the nine months ended March 31, 2014 and 2013, the Company recorded amortization expense in the amount of $237,341 and $199,973, respectively.

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

If a triggering event occurs and the Company's review determines that the future undiscounted cash flows related to the groups, including these assets, will not be sufficient to recover their carrying value, the Company will reduce the carrying values of these assets down to its estimate of fair value and continue amortizing them over their remaining useful lives. During the nine months ended March 31, 2014, in order to reduce its cost of patent prosecution and maintenance, the Company reviewed its patent portfolio and identified several patents and patent applications that it believed it no longer needed to maintain without having a material impact on the patent portfolio. Accordingly, during the nine months ended March 31, 2014, the Company wrote off patent costs in the net amount of $185,161.

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

For all periods presented, basic and diluted loss per share are the same, as any additional Common Stock equivalents would be anti-dilutive. Potentially dilutive shares of Common Stock have been excluded from the calculation of the weighted average number of dilutive shares of Common Stock as follows:

	March 31,
	2014	2013
Common stock to be issued upon conversion of convertible preferred stock	290,000	99,500
Outstanding warrants	3,765,995	618,823
Outstanding options	275,085	216,543

Total potentially dilutive shares of common stock	4,331,080	934,866

Note 5 – Stock-Based Compensation:

The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. Generally, the awards vest based upon time-based conditions or achievement of specified goals and milestones.

During the nine months ended March 31, 2014, the Company issued 46,780 options that are subject to vesting first based upon specified goals and milestones and then based upon time-based conditions. On the issuance date, such options had an aggregate Black-Scholes value of $201,154. As of March 31, 2014, the Company reviewed the specified goals and milestones on an employee by employee basis. Based upon the review, the Company has estimated that it was probable that, on average, the employees would achieve 65% of the target goals. As a result, the Company is recognizing 65% of the aggregate fair value of the options ratably over the time-based vesting period.

Also, during the nine months ended March 31, 2014, the Company issued an additional 27,300 options that are subject to time-based conditions only. On the issuance date, such options had an aggregate Black-Scholes value of $111,210.

The fair value of each stock option granted or vesting has been determined using the Black-Scholes model. The material factors incorporated in the Black-Scholes model in estimating the value of the options include the following:

	Three Months	Nine Months
Ended March 31, 2014

Risk-free interest rate (1)	-	1.65-2.66%
Expected volatility	-	99%
Dividend yield	-	None
Expected life (2)	-	5.5-10.0

(1)	Represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term.
(2)	Expected life for time based stock options was estimated using the “simplified” method, as allowed under the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 110. Expected life for performance based stock options was the actual term of the option.

The economic values of the options will depend on the future price of the Company's Common Stock, which cannot be forecast with reasonable accuracy.

Stock option activity under the Company’s 2008 Plan and 1998 Plan for the nine months ended March 31, 2014 is summarized as follows:

		Weighted
	Aggregate	Average	Exercise Price
	Number	Exercise Price	Range
Outstanding, July 1, 2013	231,748	$35.00	$ 4.30 – 345.00
Granted	74,080	5.39	4.00 - 5.40
Exercised	-	-	-
Forfeited	(27,788)	16.50	16.50
Expired	(2,955)	239.74	66.00 - 315.00
Outstanding, March 31, 2014	275,085	$26.96	$ 4.30 - 345.00

Options exercisable at March 31, 2014	200,018	$33.86

Options exercisable and expected to become exercisable at March 31, 2014	253,055

Weighted average fair value of options granted during the nine months ended March 31, 2014	$4.22

As of March 31, 2014, the aggregate intrinsic value of stock options outstanding was $0, with a weighted-average remaining term of 7.5 years. The aggregate intrinsic value of stock options exercisable at that same date was $0, with a weighted-average remaining term of 6.8 years. As of March 31, 2014, the Company has 1,570,891 shares available for future stock option grants.

Stock-based compensation expense for the three months ended March 31, 2014 and March 31, 2013 amounted to $268,720 and $202,174, respectively.

Stock-based compensation expense for the nine months ended March 31, 2014 and March 31, 2013 amounted to $735,977 and $552,303, respectively.

As of March 31, 2014, total stock-based compensation expense not yet recognized related to stock option grants amounted to approximately $480,000, which will be recognized over the next 42 months.

Note 6 –Line of Credit:

On February 17, 2010, the Company entered into a credit agreement with JMP Securities LLC. The agreement provided the Company with, subject to certain restrictions, including the existence of suitable collateral, up to a $3.0 million line of credit upon which the Company was permitted to draw at any time (the “Line of Credit”). In April 2011, we were required to enter into a new demand note with the clearing agent for JMP Securities in connection with the Line of Credit.

Any draws upon the Line of Credit accrued at an annual interest rate of (i) the broker rate in effect at the interest date (which was 3.75% at December 31, 2013), plus (ii) 2.0% and are due on demand. There were no other conditions or fees associated with the Line of Credit. The Line of Credit was not secured by any assets of the Company, but it was secured by certain assets of a member of the Company’s Board of Directors, Harlan W. Waksal, M.D., which assets were held by JMP Securities.

On February 26, 2014, the Company repaid the then outstanding balance of $2,187,082 and cancelled the Line of Credit. In connection with the termination of the Line of Credit, the security interest on Dr. Waksal’s assets mentioned above was terminated.

Total interest expense recorded under the Line of Credit for the three months ended March 31, 2014 and 2013 amounted to $21,278 and $20,875, respectively.

Total interest expense recorded under the Line of Credit for the nine months ended March 31, 2014 and 2013 amounted to $85,629 and $90,651, respectively.

Note 7 – Income Taxes:

No provision for income taxes has been made for the three months and nine months ended March 31, 2014 and 2013 given the Company’s losses in 2013 and 2012 and available net operating loss carryforwards. A benefit has not been recorded as the realization of the net operating losses is not assured and the timing in which the Company can utilize its net operating loss carryforwards in any year or in total may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations.

Note 8 - Fair Value Measurements:

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2014 and June 30, 2013:

	Carrying	Fair Value Measurement at March 31, 2014
	Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$6,095,392	$6,095,392	$-	$-

	Carrying	Fair Value Measurement at June 30, 2013
	Value	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$1,469,569	$1,469,569	$-	$-

Note 9 –Convertible Preferred Stock

During the nine months ended March 31, 2014, 220 shares of Convertible Preferred Stock were converted into 73,333 shares of Common Stock. During the nine months ended March 31, 2014, the Company issued an additional 9,074 shares of Common Stock for the payment of dividends in the amount of $38,811. Total dividends payable on the outstanding 580 shares of Convertible Preferred Stock at March 31, 2014 amounted to $29,000.

As a result of an amendment to certain warrants on February 21, 2014, the conversion rate on the Convertible Preferred stock was adjusted from $2.50 to $2.00.

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

December 16, 2013

On December 16, 2013, the Company completed a Common Stock and Warrant offering for $5,400,000 in gross proceeds, before deducting estimated offering expenses, in a registered direct offering of 180,000 units consisting of ten shares of common stock, par value $0.01 per share, of the Company’s Common Stock, six month warrants to purchase ten shares of Common Stock at an exercise price of $3 per share (the “Series A Warrants”), six month warrants to purchase ten shares of Common Stock at an exercise price of $4 per share (the “Series B Warrants”), and three year warrants to purchase ten shares of Common Stock at an exercise price of $4 per share (the “Series C Warrants”).

The net offering proceeds to the Company from the sale of the units, after deducting the offering expenses payable by the Company of approximately $121,764, were $5,278,236. The net proceeds of the offering will be used for working capital, research and development and general corporate purposes.

On February 21, 2014, the Company amended and restated 1,746,666 of the Series B Warrants pursuant to a Warrant Amendment Agreement (the “Warrant Amendment Agreement”) by and among the Company and certain holders of the Series B Warrants (the “Warrant Holders”). Pursuant to the terms of the Warrant Amendment Agreement, the Company and each Warrant Holder agreed to amend and restate the Warrant held by such Warrant Holder for a new amended and restated warrant, with an exercise price of $2.00 per share and an expiration date of February 21, 2014 (the “Amended Warrants”).

Following the Amendment, the Warrant Holders of Amended Warrants to purchase 1,746,666 shares of Common Stock exercised their Amended Warrants, resulting in gross proceeds to the Company of $3,493,332.

In connection with the amendment of such warrants, a dividend was recorded in the amount of $2,820,866, which represents the difference in pre-amendment and post-amendment Black-Scholes value of the Series B Warrants.

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

We have also been granted orphan drug status for SNS01-T by the FDA for the potential treatment of multiple myeloma, mantle cell lymphoma (MCL) and diffuse large B-cell lymphoma (DLBCL). We are the sponsor of the Phase 1b/2a clinical study that is evaluating our drug, SNS01-T, in patients suffering from multiple myeloma and non-Hodgkins B-cell lymphomas. The clinical study is an open-label, multiple-dose, dose-escalation study, which is evaluating the safety and tolerability of SNS01-T when administered by intravenous infusion to relapsed or refractory patients. The study design calls for four cohorts of three to six patients each. Patients in each cohort will receive twice-weekly dosing for six weeks followed by up to a four-week safety data review period before escalating to a higher dose level in the next cohort.

While the primary objective of this study is to evaluate safety and tolerability, the effect of SNS01-T on tumor response and time to relapse or progression will be assessed using multiple well-established metrics including measurement of monoclonal protein in multiple myeloma and CT imaging in MCL and B-cell lymplomas.

We have selected Mayo Clinic, University of Arkansas for Medical Sciences, the Randolph Cancer Center at West Virginia University, the Fred Hutchinson Cancer Research Center, and the John Theurer Cancer Center at Hackensack University Medical Center as our clinical sites in the United States and Pretoria East Hospital and Groote Schuur Hospital in Cape Town as our clinical sites in South Africa. We are also considering adding additional sites to increase the rate of enrollment.

The study is open and we have completed our first, second and the third cohorts and cohort four is open for enrollment and patients are being treated with SNS01-T.

The results of cohort three showed that four heavily pre-treated, relapsed or refractory patients, two with diffuse large B-cell lymphoma (DLBCL) and two with multiple myeloma, at a dosage of 0.2 mg/Kg, completed treatment. Three of the four patients were evaluable for safety. One patient had a dose reduction to 0.05 mg/kg due to pre-existing thrombocytopenia and was not evaluable for safety. No dose-limiting toxicities have been observed in any of the first three cohorts. In addition to the absence of dose-limiting toxicity, since all patients in cohort 3 completed the full protocol-specified 6-week treatment period, we appear to be seeing longer treatment durations and fewer dropouts compared to cohorts one and two. The most frequent adverse events were manageable infusion reactions, which may decrease with repeated treatments and platelet count decreases, which may recover over time. One myeloma patient had reductions in disease-related proteins in his blood and a second patient with DLBCL had evidence of tumor shrinkage in some lesions. Like the previous treatment group, all four patients included at this dose level were refractory to, or had relapsed on, a significant number of previous treatments. Upon treatment with SNS01-T, three of the four patients exhibited stable disease at week 3 and two of the four were stable at week 6, the end of treatment.

The results of the first and second cohorts showed that SNS01-T was safe and relatively well tolerated and had met the criteria for Stable Disease in 2 of the 6 evaluable patients.

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

The median survival of mice treated with control nanoparticles was 21 days. Mice treated with lenalidomide or SNS01-T had a median survival of 28 days (33% increase) and 37 days (76% increase), respectively. Mice treated with the drug combination had a median survival of 52 days, an increase in survival of 148%. Survival analysis using the Kaplan-Meier method revealed that treatment of mice with the drug combination resulted in statistically significant increases in survival compared to both SNS01-T (p value = 0.002) and lenalidomide (p value = 0.007) alone. We believe that the results of these studies not only supported moving forward in multiple myeloma, but also supported extending our clinical evaluation of SNS01-T in other B-cell cancers.

We may consider other human diseases in order to determine the role of Factor 5A and the potential of SNS01-T. We may further expand our research and development program beyond the initiatives listed above to include other diseases and research centers.

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

Agricultural Development and License Agreements

As of March 31, 2014, we had six (6) active license agreements with established agricultural biotechnology companies.

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

During the nine months ended March 31, 2014 and the 2013, 2012 and 2011 fiscal years, we reviewed our patent portfolio in order to determine if we could reduce our cost of patent prosecution and maintenance. We identified several patents and patents pending that we believe we no longer need to maintain without having a material impact on the portfolio. We determined that we would no longer incur the cost to prosecute or maintain those patents or patents pending.

Liquidity and Capital Resources

Overview

For the nine months ended March 31, 2014, net cash of $3,649,873 was used in operating activities primarily due to a net loss of $5,550,725 which was reduced by non-cash expenses of $1,160,042. Cash used in operating activities was increased by changes in operating assets and liabilities in the amount of $740,810.

The $740,810 change in operating assets and liabilities was the result of a decrease in prepaid research supplies and expenses in the amount of $719,349 and an increase in accounts payable and accrued expenses in the amount of $21,461 due to the timing of expenses and payments.

During the nine months ended March 31, 2014, cash used for investing activities amounted to $409,637, which was related to patent costs incurred.

Cash provided by financing activities during the nine months ended March 31, 2014 amounted to $8,655,243 which is composed of $10,842,325 as a result of the issuance of common stock and warrants and the exercise of certain warrants offset by the repayment and cancellation of the line of credit in the amount of $2,187,082.

As of March 31, 2014, our cash balance totaled $6,198,027, and we had working capital of $6,642,577.

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

We anticipate that, based upon our cash balance at March 31, 2014, we will be able to fund our operations through at least March 31, 2015. Over such period, we plan to fund our research and development and commercialization activities by:

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

Results of Operations

Three Months Ended March 31, 2014 and Three Months Ended March 31, 2013

The net loss for the three months ended March 31, 2014 was $2,146,754. The net loss for the three months ended March 31, 2013 was $836,583. Such a change represents an increase in net loss of $1,310,171, or 156.6%. This increase in net loss was primarily the result of an increase in general and administrative expenses and research and development expenses, and a decrease in the gain from a change in the fair value of a warrant liability.

Revenue

There was no revenue during the three months ended March 31, 2014 and 2013.

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

General and Administrative Expenses

	Three Months Ended March 31,
	2014	2013	Change	%
	(in thousands, except % values)

Payroll and benefits	$158	$156	$2	1.3%
Investor relations	147	118	29	24.6%
Professional fees	471	(50)	521	471.0%
Depreciation and amortization	86	72	14	19.4%
Other general and administrative	103	79	24	30.4%
	965	375	590	157.3%
Stock-based compensation	289	176	113	64.2%
Total general and administrative	$1,254	$551	$703	127.6%

•	Investor relations fees were higher primarily as a result of a new investor relations program started in October 2013.

•	Professional fees were higher primarily as a result of an increase in legal fees and consulting costs in connection with the activity related to a potential acquisition.

•	Depreciation and amortization was higher primarily as a result of an increase in amortization of patent costs.

•	Other general and administrative expenses were higher primarily due to an increase in travel and conferences.

•	Stock-based compensation was higher primarily due to common stock issued in connection with certain consulting agreements.

We expect cash-based general and administrative expenses to decrease over the next twelve months as we do not expect to continue to incur substantial costs related to the potential acquisition. However, if we close on the acquisition, we expect cash-based general and administrative expenses to increase substantially over the next twelve months.

Research and Development Expenses

	Three Months Ended March 31,
	2014	2013	Change	%
	(in thousands, except % values)
Payroll	$42	$44	$(2)	(4.6)%
Research contract with the University of Waterloo	63	165	(102)	(61.8)%
Consultants	126	62	64	103.2%
Other research and development	626	196	430	219.4%
	857	467	390	83.5%
Stock-based compensation	18	26	(8)	(30.8)%
Total research and development	$875	$493	$382	77.5%

•	The cost associated with the research contract with the University of Waterloo was lower primarily due to a decrease in amount being funded for agricultural and human health research. This was partially offset by an increase in the amount being funded effective March 1, 2014.

•	Consultants were higher primarily due to the addition of a Vice President of Clinical Development in May 2013.

•	Other research and development costs were higher primarily due to an increase in the costs in connection with the development of SNS01-T for multiple myeloma due to the addition of new clinical sites.

•	Stock-based compensation was lower primarily due to a lower Black-Scholes value of options vesting during the three months ended March 31, 2014.

Nine Months Ended March 31, 2014 and Nine Months Ended March 31, 2013

The net loss for the nine months ended March 31, 2014 was $5,550,725. The net loss for the nine months ended March 31, 2013 was $4,191,922. Such a change represents an increase in net loss of $1,358,803, or 32.4%. This increase in net loss was primarily the result of an increase in general and administrative expenses, research and development costs and the write-off of patents abandoned, which was partially offset by a decrease in the loss on settlement of warrant liabilities and in the gain on the change in the fair value of warrant liabilities.

Revenue

Total revenue in the amount of $100,000 for the nine months ended March 31, 2014 consisted of a milestone payment in connection with an agricultural license agreement.

General and Administrative Expenses

	Nine Months Ended March 31,
	2014	2013	Change	%
	(in thousands, except % values)

Payroll and benefits	$452	$445	$7	1.6%
Investor relations	672	175	497	284.0%
Professional fees	702	418	284	67.9%
Depreciation and amortization	239	202	37	18.3%
Other general and administrative	259	274	(15)	(5.5)%
	2,324	1,514	810	53.5%
Stock-based compensation	812	479	333	69.5%
Total general and administrative	$3,136	$1,993	$1,143	57.4%

•	Investor relations fees were higher primarily as a result of a new investor relations program started in October 2013, the termination of an investor relations consulting agreement in September 2013 and a special meeting of stockholders held in August 2013.

•	Professional fees were higher primarily as a result of an increase in legal and consulting fees in connection with the activity related to a potential acquisition.

•	Depreciation and amortization was higher primarily as a result of an increase in amortization of patent costs.

•	Other general and administrative expenses were lower primarily due to a decrease in travel and conferences.

•	Stock-based compensation was higher primarily due to common stock issued in connection with certain consulting agreements.

Research and Development Expenses

	Nine Months Ended March 31,
	2014	2013	Change	%
	(in thousands, except % values)
Payroll	$129	$130	$(1)	(0.1)%
Research contract with the University of Waterloo	294	470	(176)	(37.4)%
Consultants	381	180	201	111.7%
Other research and development	1,394	744	650	87.4%
	2,198	1,524	674	44.2%
Stock-based compensation	51	73	(22)	(30.1)%
Total research and development	$2,249	$1,597	$652	40.8%

•	The cost associated with the research contract with the University of Waterloo was lower primarily due to a decrease in amount being funded for agricultural and human health research. This was partially offset by an increase in the amount being funded effective March 1, 2014.

•	Consultants were higher primarily due to the addition of a Vice President of Clinical Development in May 2013.

•	Other research and development costs were higher primarily due to an increase in the costs in connection with the development of SNS01-T for multiple myeloma due to the timing of patient treatment and the addition of new clinical sites.

•	Stock-based compensation was lower primarily due to a lower Black-Scholes value of options vesting during the nine months ended March 31, 2014.

Write-off of patents abandoned

During the nine months ended March 31, 2014, we reviewed our patent portfolio in order to determine if we could reduce our cost of patent prosecution and maintenance. We identified several patents that we believe we no longer need to maintain without having a material impact on the portfolio. We determined that we would no longer incur the cost to prosecute or maintain those patents. Therefore, we wrote-off the net book value of those patents and patents pending in the amount of $185,161.

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

The principal executive officer and principal financial officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2014. Based on this evaluation, they have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

(b)	Changes in internal controls.

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the three month period ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

However, as of March 31, 2014, we believe we have enough cash to fund operations through at least March 31, 2015.

We have a limited operating history and have incurred substantial losses and expect to incur future losses.

We are a development stage biotechnology company with a limited operating history and limited assets and capital. We have incurred losses each year since inception and had an accumulated deficit of $82,896,311 at March 31, 2014. We have generated minimal revenues by licensing our technology for certain crops to companies willing to share in our development costs. In addition, our technology may not be ready for commercialization for several years. We expect to continue to incur losses for the next several years because we anticipate that our expenditures on research and development and administrative activities will significantly exceed our revenues during that period. We cannot predict when, if ever, we will become profitable.

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

We believe that at the projected rate of spending we should have sufficient cash to maintain our present operations at least through March 31, 2015.

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

As of March 31, 2014, we had a cash balance of $6,198,027 and working capital of $6,342,577. Using our available reserves as of March 31, 2014, we believe that we can operate according to our current business plan at least through March 31, 2015.

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

In addition, in connection with any funding, if we need to issue more equity securities than our certificate of incorporation currently authorizes we will need stockholder approval. If stockholder approval is not obtained or if adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. Investors may experience dilution in their investment from future offerings of our common stock. For example, if we raise additional capital by issuing equity securities, such an issuance would reduce the percentage ownership of existing stockholders. In addition, assuming the exercise of all options and warrants outstanding and the conversion of the preferred stock into common stock, as of March 31, 2014, we had 486,981,583 shares of common stock authorized but unissued and unreserved, which may be issued from time to time by our board of directors. Furthermore, we may need to issue securities that have rights, preferences and privileges senior to our common stock. Failure to obtain financing on acceptable terms would have a material adverse effect on our liquidity.

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

As of March 31, 2014, we have been issued thirty (30) patents by the PTO and seventy-four (74) patents from foreign countries. We have also filed numerous patent applications for our technology in the United States and in several foreign countries, which technology is vital to our primary business, as well as several continuations in part on these patent applications. Our success depends in part upon the grant of patents from our pending patent applications.

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

Our success depends upon know-how, unpatentable trade secrets, and the skills, knowledge and experience of our scientific and technical personnel. As a result, all employees agreed to a confidentiality provision in their employment agreement that prohibited the disclosure of confidential information to anyone outside of our company, during the term of employment and for five (5) years thereafter. The employment agreements have since been terminated, but the period of confidentiality is still in effect. We also require all employees to disclose and assign to us the rights to their ideas, developments, discoveries and inventions. All of the current employees have also entered into Non-disclosure, Non-competition and Invention Assignment Agreements. We also attempt to enter into similar agreements with our consultants, advisors and research collaborators. We cannot assure you that adequate protection for our trade secrets, know-how or other proprietary information against unauthorized use or disclosure will be available.

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

As of March 31, 2014, our executive officers and directors together beneficially own approximately 6% of the outstanding shares of our common stock, assuming the exercise of options and warrants which are currently exercisable or will become exercisable within 60 days of March 31, 2014, held by these stockholders. Additionally, there are five shareholders that each beneficially own more than 5% of the outstanding shares of our common stock. As a result, these stockholders, acting together, will be able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over then-current market prices.

A significant portion of our total outstanding shares of common stock may be sold in the market in the near future, which could cause the market price of our common stock to drop significantly.

As of March 31, 2014, we had 6,897,710 shares of our common stock issued and outstanding and 580 shares of convertible preferred stock outstanding which can convert into 290,000 shares of common stock. All of such shares are registered pursuant to registration statements on Forms S-1 or S-3 or are either eligible to be sold under SEC Rule 144 or are in the public float. In addition, we have registered 3,730,056 shares of our common stock underlying warrants previously issued and still outstanding and we registered 260,810 shares of our common stock underlying options granted or to be granted under our stock option plan. Consequently, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, may have a material adverse effect on our stock price.

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

For example, during the three months ended March 31, 2014, our common stock traded between $3.03 and $6.09 per share.

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

As of March 31, 2014, we have outstanding 580 shares of convertible preferred stock which may convert into 290,000 shares of our common stock and warrants to purchase 3,765,995 shares of our common stock.  In addition, as of March 31, 2014, we have reserved 1,845,976 shares of our common stock for issuance upon the exercise of options granted or available to be granted pursuant to our stock option plan, all of which may be granted in the future.  Furthermore, in connection with the preferred stock agreements, we are required to reserve an additional 146,236 shares of common stock. Additionally, under a securities purchase agreement dated May 8, 2013, which contains a price protection provision, we are required to reserve an additional 72,500 shares of common stock. The conversion of the convertible preferred stock and the exercise of these options and warrants will result in dilution to our existing stockholders and could have a material adverse effect on our stock price. The conversion price of the convertible preferred stock is also subject to certain anti-dilution adjustments.

Risks Related to the Proposed Fabrus Acquisition

As previously disclosed, on December 30, 2013, Senesco agreed to terms and executed a non-binding letter of intent to acquire Fabrus, Inc. (“Fabrus”), a privately-held, biotechnology company focused on expanding the clinical impact of antibodies by addressing drug targets resistant to traditional antibody discovery methods.

Under the terms of the non-binding letter of intent, Fabrus will merge with a wholly-owned subsidiary of Senesco. Senesco will be the surviving corporation. Post merger, the stockholders of Fabrus will receive approximately 50% of Senesco, and the Senesco stockholders will continue to own approximately 50% of Senesco. The Senesco stockholders will not be required to vote on this transaction, and Senesco stockholders will be entitled to hold their existing securities. A non-binding letter of intent has been signed and due to the non-binding nature of such agreement, the terms of the proposed transaction remain subject to change. The parties expect to sign a definitive agreement in the second calendar quarter of 2014, subject to final review and approval of the terms of the transaction by the board of directors of each of Senesco and Fabrus, and the transaction is expected to close concurrently with signing or shortly thereafter. Additional details of the transaction will be disclosed once an agreement is executed.

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

The issuance of shares of Senesco common stock to the Fabrus stockholders in connection with the acquisition of Fabrus will substantially dilute the voting power of the current Senesco stockholders.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

      None.

Item 3.        Defaults Upon Senior Securities.

      None.

Item 4.        Mine Safety Disclosures.

      None.

Item 5.        Other Information.

      None.

Item 6.        Exhibits.

Exhibits.

Exhibit No.	Description
4.1	Form of Amended and Restated December 2013 Series B Warrant. (Incorporated by reference to Exhibit 4.1 of Senesco Technologies, Inc. current report on Form 8-K filed on February 27, 2014).
10.1	Form of Warrant Amendment Agreement, dated as of February 21, 2014. (Incorporated by reference to Exhibit 10.1 of Senesco Technologies, Inc. current report on Form 8-K filed on February 27, 2014).
10.2	Amendment to Research Agreement by and between the University of Waterloo, Dr. John Thompson, Ph.D. and Senesco, Inc., dated as of March 1, 2014 (Filed herewith).
10.3	2008 Incentive Compensation Plan, as amended and restated on February 11, 2014 (Filed herewith).
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).
31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350. (furnished herewith).
32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350. (furnished herewith).
101.1	Financial Statements from the Quarterly Report on Form 10-Q of Senesco Technologies, Inc. for the quarter ended March 31, 2014, filed on May 9, 2014, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Stockholder’s Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements. (filed herewith).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENESCO TECHNOLOGIES, INC.

DATE: May 9, 2014	By:	/s/ Leslie J. Browne
Leslie J. Browne, Ph.D., President
and Chief Executive Officer
(Principal Executive Officer)

DATE: May 9, 2014	By:	/s/ Joel Brooks
Joel Brooks, Chief Financial Officer,
Secretary and Treasurer
(Principal Financial and Accounting Officer)

