Form 10-Q
period 2014-09-30
Sevion Therapeutics, Inc.
filed 2014-11-14
CIK 1035354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 001-31326

SEVION THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1368850
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

721 Route 202/206, Suite 130
Bridgewater, NJ 08807
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

13,866,627 shares of the issuer’s common stock, par value $0.01 per share, were outstanding as of October 31, 2014.

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION.

Item 1.        Financial Statements (Unaudited).

Certain information and footnote disclosures required under United States generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. However, Sevion Therapeutics, Inc., a Delaware corporation, and its wholly owned subsidiaries, Senesco, Inc., a New Jersey corporation and Fabrus, Inc., a Delaware corporation (collectively, “Sevion” or the “Company”), believe that the disclosures are adequate to assure that the information presented is not misleading in any material respect.

The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire fiscal year.

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	June 30,
	2014	2014

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,837,139	$6,111,340
Accounts receivable	43,133	43,133
Prepaid research supplies and expenses	163,147	1,069,925

Total Current Assets	4,043,419	7,224,398

Equipment, furniture and fixtures, net	262,633	223,475
Patent costs, net	123,531	2,178,867
Acquired research and development	9,800,000	9,800,000
Goodwill	13,902,917	13,902,917
Security deposit	5,171	5,171

TOTAL ASSETS	$28,137,671	$33,334,828

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$613,020	$901,180
Accrued expenses	1,074,168	923,991

Total Current Liabilities	1,687,188	1,825,171

Deferred tax liability	3,920,000	3,920,000
Other liabilities	99,728	99,728

TOTAL LIABILITIES	5,706,916	5,844,899

COMMITMENTS

STOCKHOLDERS' EQUITY:

Convertible preferred stock, $0.01 par value, authorized 5,000,000 shares
Series A 10,297 shares issued and 580 and 580 shares outstanding, respectively (liquidation preference of $609,000 and $594,500 at September 30, 2014 and June 30, 2014, respectively)	6	6
Common stock, $0.01 par value, authorized 500,000,000 shares, issued and outstanding 13,846,361 and 13,846,361, respectively	138,463	138,463
Capital in excess of par	115,770,859	115,631,726
Accumulated deficit	(93,478,573)	(88,280,266)

Total Stockholders' Equity	22,430,755	27,489,929

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,137,671	$33,334,828

See Notes to Condensed Consolidated Financial Statements

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED ONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended September 30,
	2014	2013

Licensing Revenue	$-	$100,000

Operating expenses:
General and administrative	774,600	856,631
Research and development	2,120,156	810,937
Write-off of patents	2,290,836	185,161

Total operating expenses	5,185,592	1,852,729

Loss from operations	(5,185,592)	(1,752,729)

Interest expense - net	1,785	(31,604)

Net loss	(5,183,807)	(1,784,333)

Preferred dividends	(14,500)	(21,623)

Loss applicable to common shares	(5,198,307)	(1,805,956)

Other comprehensive loss	-	-

Comprehensive loss	$(5,198,307)	$(1,805,956)

Basic and diluted net loss per common share	$(0.38)	$(0.78)

Basic and diluted weighted-average number of common shares outstanding	13,846,361	2,307,926

See Notes to Condensed Consolidated Financial Statements

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014

(unaudited)

					Capital in Excess	Accumulated	Stockholders'
	Preferred Stock		Common Stock		of Par Value	Deficit	Equity
	Shares	Amount	Shares	Amount

Balance at June 30, 2014	580	$6	13,846,361	$138,463	$115,631,726	$(88,280,266)	$27,489,929

Stock-based compensation	-	-	-	-	139,133	-	139,133

Dividends accrued and unpaid at September 30, 2014	-	-	-	-	-	(14,500)	(14,500)

Net loss	-	-	-	-	-	(5,183,807)	(5,183,807)

Balance at September 30, 2014	580	$6	13,846,361	$138,463	$115,770,859	$(93,478,573)	$22,430,755

See Notes to Condensed Consolidated Financial Statements

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(5,183,807)	$(1,784,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	139,133	124,466
Depreciation and amortization	60,146	74,793
Write-off of intangibles	2,290,836	185,161
Write-off of prepaid research supplies	669,750	-
(Increase) decrease in operating assets:
Prepaid expenses and other current assets	237,028	352,705
Increase (decrease) in operating liabilities:
Accounts payable	(288,160)	366,504
Accrued expenses	135,677	10,239
Net cash used in operating activities	(1,939,397)	(670,465)

Cash flows from investing activities:
Capitalized Patent costs	(260,477)	(142,943)
Purchase of equipment, furniture and fixtures	(74,327)	-
Net cash used in investing activities	(334,804)	(142,943)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net and exercise of warrants and options	-	290
Net cash provided by financing activities	-	290

Net (decrease) increase in cash and cash equivalents	(2,274,201)	(813,118)
Cash and cash equivalents at beginning of period	6,111,340	1,602,294
Cash and cash equivalents at end of period	$3,837,139	$789,176

Supplemental disclosure of non-cash transactions:
Conversion of preferred stock into common stock	$-	$73,331
Issuance of common stock for dividend payments on preferred stock	$-	$12,623
Dividends accrued on preferred stock	$14,500	$9,000
Supplemental disclosure of cash flow information:
Cash paid for interest	$543	$32,197

See Notes to Condensed Consolidated Financial Statements

SEVION THERAPUETICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 - Basis of Presentation:

The financial statements included herein have been prepared by Sevion Therapeutics, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

On September 29, 2014, the Company changed its name from Senesco Technologies, Inc. to Sevion Therapeutics, Inc.

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of September 30, 2014 and the results of its operations for the three months ended September 30, 2014 and cash flows for the three months ended September 30, 2014.

Certain prior year amounts have been reclassified from general and administrative expenses to research and development expenses for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations or cash flows from operations in the Consolidated Condensed Statement of Cash Flows, and had no effect on the previously reported Consolidated Condensed Statement of Operations for any period.

Interim results are not necessarily indicative of results for the full fiscal year.

Note 2 – Liquidity:

As shown in the accompanying condensed consolidated financial statements, the Company has a history of losses with an accumulated deficit of $93,478,573 and has generated minimal revenues by licensing its technology for certain crops to companies willing to share in its development costs. In addition, the Company’s technology may not be ready for commercialization for several years. The Company expects to continue to incur losses for the next several years because it anticipates that its expenditures on research and development and administrative activities will significantly exceed its revenues during that period. The Company cannot predict when, if ever, it will become profitable.

As of September 30, 2014, the Company had cash and cash equivalents in the amount of $3,837,139, which consisted of checking accounts and money market funds. The Company estimates that its cash and cash equivalents as of September 30, 2014 will cover its expenses through at least March 31, 2015.

On October 22, 2014, the Company’s board of directors decided to suspend all development of the Company’s Factor 5A technology based on the Company’s limited capital resources and the totality of the safety and efficacy data resulting from our Phase 1b/2a clinical trial. Depending on the Company’s future capital resources, possible options for the program are to (i) reformulate the drug to alleviate some of the adverse events observed in the clinical trial and to enhance the efficacy, (ii) partner or sell the program or (iii) discontinue development. The Company’s board of directors continues to evaluate the alternatives.

The Company will need additional capital to operate and expand its research program and plans to raise additional capital possibly through the exercise of outstanding warrants, placement of debt instruments, equity instruments or any combination thereof. However, the Company may not be able to obtain adequate funds for its operations when needed or on acceptable terms. If the Company is unable to raise additional funds, it will need to do one or more of the following:

•	delay, scale-back or eliminate some or all of its research and product development programs;
•	license third parties to develop and commercialize products or technologies that it would otherwise seek to develop and commercialize itself;
•	seek strategic alliances or business combinations;
•	attempt to sell the Company;
•	cease operations; or
•	declare bankruptcy.

Note 3 – Patent Costs:

The Company conducts research and development activities, the cost of which is expensed as incurred, in order to generate patents that can be licensed to third parties in exchange for license fees and royalties. Because the patents are the basis of the Company’s future revenue, the patent costs are capitalized. The capitalized patent costs represent the outside legal fees incurred by the Company to submit and undertake all necessary efforts to have such patent applications issued as patents. The Company incurred $260,477 and $142,943 of such costs for the three months ended September 30, 2014 and 2013, respectively.

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

Issued patents are being amortized over a period of 17 years from inception, the expected economic life of the patent. During the three months ended September 30, 2014 and 2013, the Company recorded amortization expense in the amount of $24,977 and $74,270, respectively.

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

If a triggering event occurs and the Company's review determines that the future undiscounted cash flows related to the asset group will not be sufficient to recover their carrying value, the Company will reduce the carrying values of these assets down to its estimate of fair value and continue amortizing them over their remaining useful lives.

In October 2014, the Company decided to continue to develop our intellectual property only with respect to the human health therapeutic targets and would be reviewing such patents on a patent by patent basis to determine which specific ones to continue to develop. Also, in October 2014, the Company decided to suspend all development of the Factor 5A technology based on the Company’s limited capital resources and the totality of the safety and efficacy data resulting from our Phase 1b/2a clinical trial. As the Company is unable to determine if or when the development will be resumed, the Company was unable to determine what the future undiscounted cash flows from these patents could be. Therefore, as of September 30, 2014, the Company determined that carrying value of its patents and patent applications related to Factor 5A were impaired. Accordingly, the Company recorded an impairment of the full carrying value of its patents related to Factor 5A in the amount of $2,290,836.

Additionally, during the quarter ended September 30, 2014, the Company concluded its Phase 1b /2a clinical trial but did not use all of the material purchased for the clinical trial. As the Company has put the clinical program for this product candidate on hold, the Company wrote-off the cost of the remaining material in the amount of $669,750 at September 30, 2014.

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

For all periods presented, basic and diluted loss per share are the same, as any additional Common Stock equivalents would be anti-dilutive. Potentially dilutive shares of Common Stock have been excluded from the calculation of the weighted average number of dilutive shares of Common Stock as follows:

	September 30,
	2014	2013
Common Stock to be issued upon conversion of convertible preferred stock	290,000	193,333
Outstanding warrants	7,237,774	282,866
Outstanding options	970,392	277,240

Total potentially dilutive shares of Common Stock	8,498,166	753,439

Note 5 – Stock-Based Compensation:

The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. Generally, the awards vest based upon time-based conditions or achievement of specified goals and milestones.

On September 13, 2013, the Company issued 46,780 options that are subject to vesting first based upon specified goals and milestones and then based upon time-based conditions. On the issuance date, such options had an aggregate Black-Scholes value of $201,154. In September, 2014, the Company and the Company’s compensation committee reviewed the specified goals and milestones on an employee by employee basis. Based upon the review, the Company and the Company’s compensation committee determined that, on average, the employees achieved 81% of the target goals. As a result, the Company is recognizing 81% of the aggregate fair value of the options ratably over the time-based vesting period and the remaining 19% of those options were forfeited.

Also, during the three months ended September 30, 2013, the Company issued an additional 26,500 options that are subject to time-based conditions only. On the issuance date, such options had an aggregate Black-Scholes value of $108,650.

The Company did not issue any options during the three month period ended September 30, 2014.

The fair value of each stock option granted or vesting has been determined using the Black-Scholes model. The material factors incorporated in the Black-Scholes model in estimating the value of the options include the following:

	Three Months Ended September 30,
	2014	2013

Risk-free interest rate (1)	-	1.6 - 2.0%
Expected volatility(2)	-	99%
Dividend yield	-	None
Expected life (3)	-	5.5 - 10.0

(1)	Represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term.
(2)	Estimated volatility was determined based upon the historical volatility of the Company’s Common Stock.
(3)	Expected life for time based stock options was estimated using the “simplified” method, as allowed under the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 110. Expected life for performance based stock options was the actual term of the option.

The economic values of the options will depend on the future price of the Company's Common Stock, which cannot be forecast with reasonable accuracy.

Stock option activity under the Company’s 2008 Plan and 1998 Plan for the three months ended September 30, 2014 is summarized as follows:

		Weighted
	Aggregate	Average	Exercise Price
	Number	Exercise Price	Range
Outstanding, June 30, 2014	979,304	9.49	$2.65 – $345.00
Granted	-	-	-
Exercised	-	-	-
Cancelled	(8,912)	5.40	5.40
Expired	-	-	-
Outstanding,September 30, 2014	970,392	$9.52	$2.65 - $345.00

Options exercisable at September 30, 2014	458,304	$16.73

As of September 30, 2014, the aggregate intrinsic value of stock options outstanding was $0, with a weighted-average remaining term of 8.8 years. The aggregate intrinsic value of stock options exercisable at that same date was $0, with a weighted-average remaining term of 8.0 years. As of September 30, 2014, the Company has 265,582 shares available for future stock option grants.

Stock-based compensation expense for the three months ended September 30, 2014 and September 30, 2013 amounted to $139,133 and $124,466, respectively.

As of September 30, 2014, total stock-based compensation expense not yet recognized related to stock option grants amounted to approximately $1,137,000, which will be recognized over the next 45 months.

Note 6 – Income Taxes:

No provision for income taxes has been made for the three months ended September 30, 2014 and 2013 given the Company’s losses in 2014 and 2013 and available net operating loss carryforwards. A benefit has not been recorded as the realization of the net operating losses is not assured and the timing in which the Company can utilize its net operating loss carryforwards in any year or in total may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations.

The deferred tax liability in the amount of $ 3,920,000 was recorded in connection with the related goodwill from the Company’s acquisition of Fabrus, Inc. in May 2014.

Note 7 - Fair Value Measurements:

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2014 and June 30, 2014:

	Carrying	Fair Value Measurement at September 30, 2014
	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$3,837,139	$3,837,139	$-	$-

	Carrying	Fair Value Measurement at June 30, 2014
	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$6,111,340	$6,111,340	$-	$-

Note 8 – Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

In August 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under the new guidance, management will be required to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The provisions of this ASU are effective for annual periods beginning after December 15, 2016, and for annual and interim periods thereafter. We are currently evaluating the potential impact that this ASU may have on our financial statements or disclosures.

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” This ASU requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition, and apply existing guidance under the Stock Compensation Topic of the ASC as it relates to awards with performance conditions that affect vesting to account for such awards. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2015. We are currently evaluating the potential impact that this ASU may have on our financial position and results of operations.

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

Overview

Our Business

On September 29, 2014, we changed our name from Senesco Technologies, Inc. to Sevion Therapeutics, Inc.

The primary business of Sevion Therapeutics, Inc., a Delaware corporation incorporated in 1999, and its wholly-owned subsidiaries, Senesco, Inc., a New Jersey corporation incorporated in 1998, and Fabrus, Inc., a Delaware corporation incorporated in 2011, collectively referred to as “Sevion,” “we,” “us” or “our,” is to discover, develop and acquire innovative product candidates for the treatment of cancer and immunological diseases by utilizing our patented and patent-pending technology related to antibody genes, antibody discovery technology, modified cow antibodies, and antibody drug candidates, and certain genes, primarily eukaryotic translation initiation Factor 5A, or Factor 5A..

Antibody Technology

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

Antibody Discovery Technology - Traditional antibody drug discovery methods, such as phage/yeast display or immunization, rely on competitive selection from a pool of antibodies to identify a lead therapeutic candidate. In these methods, a mixture of antibodies compete for binding to a purified target, and the antibody molecules that bind the strongest to the target, referred to as high affinity, are ultimately discovered. While these approaches have led to many successful antibody therapeutics, there are at least two drawbacks. First, the drug targets have been limited to only those proteins which can be easily purified. Many important target classes, including multispanning membrane proteins, cannot be easily purified in functional form. Secondly, when discovery is driven by selection based on competitive binding and affinity, the result is a significant limitation in the number of functional lead antibodies. However, the highest affinity antibody isn’t always the best therapeutic because lower affinity molecules may have unique activities or lower toxicities than the highest affinity binder. Thus, modulating a pathway more subtly to treat disease is often preferable to affecting it in a binary fashion through competition related to high-affinity binding. We believe the technology to identify (i) antibodies against unpurified targets, particularly multispanning membrane proteins like G Protein Coupled Receptors, or GPCR’s, and ion channels, and (ii) a range of antibodies with different affinities and activities will enable us to discover new antibody drug leads compared to existing technologies.

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

Modified Cow Antibodies - Despite the enormous diversity of the antibody repertoire, human antibodies all have a similar geometry, shape and binding mode. Our scientists have discovered and humanized a novel class of therapeutic antibodies derived from cows that have a highly unusual structure for binding targets. This unique ultralong Complementary Determining Region 3, or CDR3, structural domain found in cow antibodies is comprised of a knob on a stalk that protrudes far from the antibody surface, creating the potential for entirely new types of therapeutic functionality. Using both our humanized spatially addressed antibody library and direct engineering of the knob, we are exploring the ability of utilizing the knob and stalk structure to functionally interact with important therapeutic targets, including GPCRs, ion channels and other multispanning membrane therapeutic targets on the cell surface. Our lead antibody, SVN001, was derived from these efforts.

Antibody Drug Candidates – We have created functional antibodies that modulate GPCRs and ion channels, two classes of targets that have proven difficult to address using conventional antibody discovery approaches.

SVN001

SVN001 is an ion channel blocking antibody that is potentially the first therapeutic antibody against this target class. SVN001 targets an ion channel, Kv1.3, that has been implicated in a number of different autoimmune disorders including rheumatoid arthritis, psoriasis and multiple sclerosis. By targeting a unique subset of immune cells, SVN001 is not believed to be broadly immunosuppressive, therefore potentially improving the safety profile compared to typical immunosuppressants.

SVN002

SVN002 is a unique antibody against an oncology target that holds the potential to significantly impact highly metastatic tumors that are resistant to the class of drugs that target vascular endothelial growth factor, or VEGF. The target is highly expressed in clear cell renal carcinoma, where it is associated with poor prognosis.

Factor 5A

On October 22, 2014, our board of directors decided to suspend all development of the Factor 5A technology based on our limited capital resources and the totality of the safety and efficacy data resulting from our Phase 1b/2a clinical trial. Depending on our future capital resources, possible options for the program are to (i) reformulate the drug to alleviate some of the adverse events observed in the clinical trial and to enhance the efficacy, (ii) partner or sell the program or (iii) discontinue development. Our board continues to evaluate these alternatives.

It is believed that our Factor 5A gene regulatory technology could have broad applicability in the human therapeutic field, by either inducing or inhibiting programmed cell death, also known as apoptosis, which is the natural process the human body goes through in order to eliminate redundant or defective cells.

We may enter into a collaboration with a biotechnology or pharmaceutical company to support the further development of SNS01-T now that we have completed our Phases 1b/2a clinical trial in multiple myeloma, MCL and DLBCL. We cannot assure you that we will be able to enter into such a collaboration or that one will be available on terms satisfactory to us.

SNS01-T for B-cell cancers

We have been developing a therapeutic candidate, SNS01-T, for the potential treatment of B-cell cancers such as multiple myeloma and non-Hodgkin B-cell lymphomas. SNS01-T utilizes our Factor 5A technology and comprises two active components: a DNA plasmid, or pDNA, expressing human eIF5A containing a lysine to arginine substitution at amino acid position 50, or eIF5AK50R, and a small inhibitory RNA, or siRNA. These two components are combined in a fixed ratio with a polymer, polyethyleneimine, or PEI, which enables self-assembly of the DNA and RNA into nanoparticles with demonstrated enhanced delivery to tissues and protection from degradation in the blood stream. Under the control of a B-cell selective promoter, SNS01-T’s DNA plasmid up-regulates the apoptotic pathways within cancer cells by preferentially expressing the stable arginine form of the Factor 5A death message in target cells. The siRNA, by silencing the eIF5A gene, reduces expression of the hypusine form of Factor 5A that supports cell survival and proliferation. The silencing of the eIF5A gene by an eIF5A siRNA also down-regulates anti-apoptotic proteins, such as NFkB, ICAM and pro-inflammatory cytokines, which protect malignant cells from apoptosis and promote cell growth in multiple myeloma. The PEI, a cationic polymer, promotes auto-assembly of a nanoparticle with the other two components for intravenous delivery and protects the combination from degradation in the bloodstream until the nanoparticle is taken up by the tumor cell, where the siRNA and DNA plasmid are released.

We have been granted orphan drug status for SNS01-T by the United States Food and Drug Administration, or FDA, for the potential treatment of multiple myeloma, mantle cell lymphoma, or MCL, and diffuse large B-cell lymphoma, or DLBCL, and we have now completed a Phase 1b/2a clinical study to assess the effects of SNS01-T in patients with these indications. The clinical study was an open-label, multiple-dose, dose-escalation study, which is evaluating the safety and tolerability of SNS01-T when administered by intravenous infusion in patients with relapsed or refractory multiple myeloma and non-Hodgkin B-cell lymphoma. The study design called for four cohorts of three to six patients each. Patients in each cohort received twice-weekly dosing for six weeks followed by up to a four-week safety data review period before escalating to a higher dose level in the next cohort.

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

In August 2014, the safety portion of the study established a maximum tolerated dose following the reporting of a second dose limiting toxicity, or DLT, in the fourth and highest dosing cohort (0.375 mg/kg). The first DLT observed was a Grade 4 infusion reaction that occurred in a patient who had not received the designated pre-medications. The second DLT, an uncomplicated Grade 4 neutropenia, occurred after eight doses in a lymphoma patient. A total of eight patients were enrolled into cohort 4. With the completion of the high dose cohort, the trial has completed recruitment. All patients that were enrolled were able to continue treatment at the recommended cohort 3 dose level of 0.2 mg/kg. All patients in the study have now completed their treatment.

Research Program

We are advancing SVN001 through preclinical development where it has demonstrated potent activity as well as advancing SVN002 through preclinical development.

Our gene-regulation therapeutic research program, which consisted of pre-clinical in-vitro and in-vivo experiments designed to assess the role and mode of action of Factor 5A in human diseases and a Phase 1b/2a clinical trial, was performed by third party researchers, at our direction. We have completed dosing patients in the Phase 1b/2a clinical trial and we are completing the remaining protocol. However, based on our limited capital resources and the totality of the safety and efficacy data resulting from the Phase 1b/2a clinical trial, we are suspending all development of the Factor 5A technology at this time.

On September 1, 1998, we entered into, and have extended through August 31, 2015, a research and development agreement with the University of Waterloo and Dr. John Thompson, our scientific founder, as the principal inventor. The Research and Development Agreement provides that the University of Waterloo will perform research and development under our direction, and we will pay for the cost of this work and make certain payments to the University of Waterloo. In return for payments made under the Research and Development Agreement, we have all rights to the intellectual property derived from the research. In accordance with the terms of the research and development agreement, on November 5, 2014, we provided the University of Waterloo that the agreement would be terminated on December 31, 2014.

In order to pursue the above research initiatives, as well as other research initiatives that may arise, we will use our cash reserves as of September 30, 2014. However, it will be necessary for us to raise a significant amount of additional working capital in the future. If we are unable to raise the necessary funds, we may be required to significantly curtail the future development of some or all of our research initiatives and we will be unable to pursue other possible research initiatives.

We may further expand our research and development program beyond the initiatives listed above to include other diseases and research centers.

Intellectual Property

As previously disclosed, our board of directors has decided to suspend all development of the agricultural applications of our intellectual property and to continue to develop our intellectual property only with respect to the human health therapeutic targets.

Currently, we have thirty-one (31) issued patents from the United States Patent and Trademark Office, or PTO, and eighty-one (81) issued patents from foreign countries. Of our one hundred and twelve (112) domestic and foreign issued patents, seventy (70) are for the use of our technology in agricultural applications and forty-two (42) relate to human therapeutics applications.

In addition to our one hundred and twelve (112) patents, we have a wide variety of patent applications, including divisional applications and continuations-in-part, in process with the PTO and internationally. Additionally, we have entered into royalty bearing license agreements whereby we license certain worldwide patent rights. Under the licenses we may receive milestone payments upon our achievement of certain milestones and royalty payments based on net sales of a product containing technology covered by the patent rights.

We also in-license certain intellectual property related to our antibody platforms and our chimerasome technology

Our core human therapeutic technology patents are set to expire in 2021 in the United States and 2025 outside the United States, and our patents related to multiple myeloma are set to expire, both in and outside the United States in 2029. Our agricultural patents are generally set to expire in 2019 in the United States and 2025 outside the United States.

In October 2014, we decided to continue to develop our intellectual property only with respect to the human health therapeutic targets and would be reviewing such patents on a patent by patent basis to determine which specific ones to continue to develop.

Also, in October 2014, we decided to suspend all development of the Factor 5A technology based on our limited capital resources and the totality of the safety and efficacy data resulting from our Phase 1b/2a clinical trial. As we are unable to determine if or when the development will be resumed, we were unable to determine what the future undiscounted cash flows from these patents could be. Therefore, as of September 30, 2014, we determined that the carrying value of our patent and patent applications related to Factor 5A were impaired. Accordingly, we recorded an impairment of the full carrying value of our patents related to Factor 5A in the amount of $2,290,836.

On June 13, 2013, the Supreme Court of the United States of America ruled that naturally-occurring DNA sequences are unpatentable because they are products of nature. The Supreme Court further found that cDNA sequences, which are copies of non-intron containing mRNA sequences created in the laboratory, are patent eligible. We believe that the Supreme Court ruling has little impact on our patent portfolio overall and no impact on our human therapeutic patents, which do not rely on claims on naturally-occurring DNA sequences. SNS01-T comprises two synthetic constructs, siRNA and a DNA plasmid, which are protected by composition of matter and method of use patent claims.

Liquidity and Capital Resources

Overview

For the three months ended September 30, 2014, net cash of $2,274,201 was used in operating activities primarily due to a net loss of $5,183,807 which was reduced by non-cash expenses of $2,290,836. Cash used in operating activities was increased by changes in operating assets and liabilities in the amount of $754,295.

The $754,295 change in operating assets and liabilities was the result of a decrease in prepaid research supplies and expenses in the amount of $906,778 which was partially offset by a decrease in accounts payable and accrued expenses in the amount of $152,483 due to the timing of expenses and payments.

During the three months ended September 30, 2014, cash used for investing activities amounted to $334,804, which was related to capitalized patent costs and the purchase of equipment, furniture and fixtures.

As of September 30, 2014, our cash balance totaled $3,837,139, and we had working capital of $2,356,231.

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

We anticipate that, based upon our cash balance at September 30, 2014, we will be able to fund our operations through at least March 31, 2015. Over such period, we plan to fund our research and development and commercialization activities by:

•	utilizing our current cash balance and investments;
•	the placement of additional equity or debt instruments; and
•	the possible execution of additional licensing agreements for our technology.

We cannot assure you that we will be able to raise money through any of the foregoing transactions on favorable terms, if at all.

Changes to Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies and estimates as set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Results of Operations

Three Months Ended September 30, 2014 and Three Months Ended September 30, 2013

The results of operations for the three months ended September 30, 2014, include the results of operations of Fabrus, Inc., our wholly owned subsidiary that was acquired on May 16, 2014. The results of operations for the three months ended September 30, 2013 do not include the results of operations of Fabrus, Inc.

The net loss for the three months ended September 30, 2014 was $5,183,807. The net loss for the three months ended September 30, 2013 was $1,784,333. Such a change represents an increase in net loss of $3,399,474, or 190.5%. This increase in net loss was primarily the result of an increase in research and development expenses and patents written off, which was partially offset by a decrease in general and administrative expenses.

Revenue

There was no revenue during the three months ended September 30, 2014.

Total revenue in the amount of $100,000 for the three months ended September 30, 2013 consisted of a milestone payment in connection with an agricultural license agreement.

We may receive future milestone payments in connection with our current license agreements. Additionally, we may receive future royalty payments from our license agreements when our partners commercialize their products containing our technology. However, it is difficult for us to determine our future revenue expectations because our future milestone payments are primarily contingent on our partners’ successful implementation of their development plan, we have no history of receiving royalties and the timing and outcome of our experiments, the timing of signing new partner agreements and the timing of our partners moving through the development process into commercialization is difficult to accurately predict.

General and Administrative Expenses

	Three Months Ended September 30,
	2014	2013	Change	%
	(in thousands, except % values)

Payroll and benefits	$237	$145	$92	63.4%
Investor relations	73	379	(306)	(80.7)%
Professional fees	199	108	91	84.3%
Other general and administrative	173	116	57	49.1%
	682	748	(66)	(8.8)%
Stock-based compensation	93	109	(16)	(14.7)%
Total general and administrative	$775	$857	$(82)	(9.6)%

•	Payroll and benefits were higher primarily as a result of hiring a new CEO in June 2014.

•	Investor relations fees were lower primarily due to the expenses incurred during the three months ended September 30, 2013 relating to an investor relations program that started in August 2013, the termination of an investor relations consulting agreement in September 2013 and a special meeting of stockholders held in August 2013. We entered into a new investor relations consulting agreement in September 2014.

•	Professional fees were higher primarily as a result of an increase in accounting fees due to the additional bookkeeping, consulting and auditing fees related to the acquisition of Fabrus, Inc. in May 2014.

•	Other general and administrative expenses were higher primarily due to an increase in consultants, travel and insurance.

•	Stock-based compensation was lower primarily because options were issued during the quarter ended September 30, 2013 but were not issued during the quarter ended September 30, 2014.

We expect cash-based general and administrative expenses to be lower over the next twelve months because on October 22, 2014, our board of directors decided to close the Bridgewater, New Jersey office and to terminate the research agreement with the University of Waterloo in order to consolidate all of our operations in our San Diego, California location.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2014 include costs incurred by Senesco, Inc. in the amount of $1,562,000 and costs incurred by Fabrus, Inc. in the amount of $558,000.

Research and development expenses for the three months ended September 30, 2013 do not include any costs incurred by Fabrus, Inc. as the Company acquired Fabrus, Inc. in May 2014.

	Three Months Ended September 30,
	2014	2013	Change	%
	(in thousands, except % values)
Payroll and benefits	$353	$44	$309	702.3%
Phase 1b / 2a clinical trial	427	426	1	.2%
Research supplies	92	2	90	4500.0%
Research contract with the University of Waterloo	119	114	5	4.4%
Consultants	159	116	43	37.1%
Rent	58	-	58	-
Legal	75	10	65	650.0%
Depreciation and amortization	60	74	(14)	(18.9)%
Other research and development	60	9	51	566.7%
	1,403	795	608	76.5%
Write-off of prepaid research supplies	670	-	670	-
Stock-based compensation	47	16	31	193.8%
Total research and development	$2,120	$811	$1,309	161.4%

•	Payroll and benefits were higher primarily due to an increase in headcount due to the acquisition of Fabrus, Inc. in May 2014.

•	Research supplies were higher primarily due to the acquisition of Fabrus, Inc. research programs in May 2014.

•	Research contract with the University of Waterloo is higher due to an amendment to the agreement in February 2014.

•	Consultants were higher primarily due to the addition of consultants in connection with the acquisition of Fabrus, Inc. in May 2014.

•	Rent was higher due to the addition of lab space in San Diego, California in connection with the acquisition of Fabrus, Inc. in May 2014.

•	Legal was higher due to the impairment in the agricultural patent costs at June 30, 2014. As a result, the legal fees in connection with the prosecution of the agricultural patents are now being expensed as incurred instead of capitalized.

•	Depreciation and amortization was lower due to the impairment of the agricultural patents at June 30, 2014. As a result, we are no longer incurring amortization charges on those patents. This was partially offset by an increase in depreciation in connection with the equipment acquired in connection with the acquisition of Fabrus, Inc. in May 2014.

•	Other research and development costs were higher primarily due to the acquisition of Fabrus, Inc. in May 2014.

•	During the quarter ended September 30, 2014, we concluded our Phase 1b /2a clinical trial but did not use all of the material purchased for the clinical trial. As we have put the clinical program for this product candidate on hold, we wrote-off the cost of the remaining material at September 30, 2014.

•	Stock-based compensation was higher primarily due to the Black-Scholes value of options issued in connection with the acquisition of Fabrus, Inc. in May 2014, which is being charged to operations over the vesting period.

Write-off of patents

In October 2014, we put the development of Factor 5A for human health applications on hold. As we do not know if or when the development will be resumed, we are unable to determine what the future undiscounted cash flows from these patents will be. As such, we have recorded an impairment to all of these patent costs in the net amount of $2,290,836 at September 30, 2014 and will be expensing any future patent costs related to Factor FA as incurred.

Contractual Obligations and Contingent Liabilities

During the three months ended September 30, 2014, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

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

The principal executive officer and principal financial officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2014. Based on this evaluation, they have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

(b)         Changes in internal controls.

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the three month period ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

As of September 30, 2014, we believe we have enough cash to fund operations through at least March 31, 2015.

We have a limited operating history and have incurred substantial losses and expect to incur future losses.

We are a development stage biotechnology company with a limited operating history and limited assets and capital. We have incurred losses each year since inception and had an accumulated deficit of $93,478,573 at September 30, 2014. We have generated minimal revenues by licensing our technology for certain crops to companies willing to share in our development costs. In addition, our technology may not be ready for commercialization for several years. We expect to continue to incur losses for the next several years because we anticipate that our expenditures on research and development and administrative activities will significantly exceed our revenues during that period. We cannot predict when, if ever, we will become profitable.

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

As of September 30, 2014, we had a cash balance of $3,387,139 and working capital of $2,356,231. Using our available reserves as of September 30, 2014, we believe that we can operate according to our current business plan at least through March 31, 2015.

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

In addition, in connection with any funding, if we need to issue more equity securities than our certificate of incorporation currently authorizes we will need stockholder approval. If stockholder approval is not obtained or if adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. Investors may experience dilution in their investment from future offerings of our common stock. For example, if we raise additional capital by issuing equity securities, such an issuance would reduce the percentage ownership of existing stockholders. In addition, assuming the exercise of all options and warrants outstanding and the conversion of the preferred stock into common stock, as of September 30, 2014, we had 476,643,655 shares of common stock authorized but unissued and unreserved, which may be issued from time to time by our board of directors. Furthermore, we may need to issue securities that have rights, preferences and privileges senior to our common stock. Failure to obtain financing on acceptable terms would have a material adverse effect on our liquidity.

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

As of September 30, 2014, we have been issued thirty-one (31) patents by the PTO and eighty-one (81) patents from foreign countries. We have also filed numerous patent applications for our technology in the United States and in several foreign countries, which technology is vital to our primary business, as well as several continuations in part on these patent applications. Our success depends in part upon the grant of patents from our pending patent applications. In addition, we have licensed certain antibody technology from The Scripps Research Institute, or Scripps, pursuant to a license agreement dated August 8, 2014. If we are in breach of this license agreement, and Scripps elects to terminate the agreement, this termination could have a material adverse effect to our business in the future.

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

We have no history of marketing, distributing or selling biotechnology products, and we are relying on our ability to successfully establish marketing partners or other arrangements with third parties to market, distribute and sell a commercially viable product both here and abroad. Our business plan envisions creating strategic alliances to access needed commercialization and marketing expertise. We may not be able to attract qualified sub-licensees, distributors or marketing partners, and even if qualified, these marketing partners may not be able to successfully market human therapeutic applications developed with our technology. If our current or potential future marketing partners fail to provide adequate levels of sales, our commercialization efforts will be delayed or limited and we may not be able to generate revenue.

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

Use of our technology, if developed for human therapeutic applications, is subject to FDA regulation. The FDA must approve any drug or biologic product before it can be marketed in the United States. In addition, prior to being sold outside of the United States, any products resulting from the application of our human therapeutic technology must be approved by the regulatory agencies of foreign governments. Prior to filing a new drug application or biologics license application with the FDA, we would have to perform extensive clinical trials, and prior to beginning any clinical trial, we would need to perform extensive preclinical testing which could take several years and may require substantial expenditures.

We have performed clinical trials in connection with our human therapeutic applications, which is subject to FDA approval. Additionally, federal, state and foreign regulations relating to human therapeutic applications developed through biotechnology are subject to public concerns and political circumstances, and, as a result, regulations have changed and may change substantially in the future. Accordingly, we may become subject to governmental regulations or approvals or become subject to licensing requirements in connection with our research and development efforts. We may also be required to obtain such licensing or approval from the governmental regulatory agencies described above, or from state agencies, prior to the commercialization of our human therapeutic technology. If unfavorable governmental regulations are imposed on our technology or if we fail to obtain licenses or approvals in a timely manner, we may not be able to continue our operations.

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

It may take several years to complete the clinical trials of a product candidate, and failure of one or more of our clinical trials can occur at any stage of testing. We believe that the development of our product candidate involves significant risks at each stage of testing. If clinical trial difficulties and failures arise, our product candidate may never be approved for sale or become commercially viable.

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

As of September 30, 2014, our executive officers and directors together beneficially own approximately 31% of the outstanding shares of our common stock, assuming the exercise of options and warrants which are currently exercisable or will become exercisable within 60 days of September 30, 2014, held by these stockholders. Additionally, there are four shareholders that each beneficially own more than 5% of the outstanding shares of our common stock. As a result, these stockholders, acting together, will be able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over then-current market prices.

A significant portion of our total outstanding shares of common stock may be sold in the market in the near future, which could cause the market price of our common stock to drop significantly.

As of September 30, 2014, we had 13,846,361 shares of our common stock issued and outstanding and 580 shares of convertible preferred stock outstanding which can convert into 290,000 shares of common stock. 6,941,160 shares are registered pursuant to registration statements on Forms S-1 or S-3 or are either eligible to be sold under Rule 144 of the Securities Act of 1933, as amended, or are in the public float. An additional 6,905,201 shares will become eligible to be sold under SEC Rule 144 on November 16, 2014. In addition, we have registered 1,876,722 shares of our common stock underlying warrants previously issued and still outstanding and we registered 1,845,976 shares of our common stock underlying options granted or to be granted under our stock option plans. Consequently, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, may have a material adverse effect on our stock price.

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

For example, during the quarter ended September 30, 2014, our common stock traded between $1.28 and $2.88 per share.

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

As of September 30, 2014, we have outstanding 580 shares of convertible preferred stock which may convert into 290,000 shares of our common stock and warrants to purchase 7,237,774 shares of our common stock.  In addition, as of September 30, 2014, we have reserved 1,845,976 shares of our common stock for issuance upon the exercise of options granted or available to be granted pursuant to our stock option plan, all of which may be granted in the future.  Furthermore, in connection with the preferred stock agreements, we are required to reserve an additional 146,236 shares of common stock. The conversion of the convertible preferred stock and the exercise of these options and warrants will result in dilution to our existing stockholders and could have a material adverse effect on our stock price. The conversion price of the convertible preferred stock is also subject to certain anti-dilution adjustments.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.         Defaults Upon Senior Securities.

None.

Item 4.         Mine Safety Disclosures.

None.

Item 5.         Other Information.

None.

Item 6.         Exhibits.

Exhibits.

Exhibit No.	Description
10.1	Notice of Termination of Biofuels Evaluation and License Agreement by and between BioCorp Ventures LLC, Senesco Technologies, Inc. and Senesco, Inc. dated August 13, 2014. (Incorporated by reference to Exhibit 10.26 of Sevion Therapeutics, Inc. annual report on Form 10-K for the fiscal year ended June 30, 2014).
10.2	License Agreement by and between Fabrus, Inc. and The Scripps Research Institute, dated August 8, 2014. (Incorporated by reference to Exhibit 10.28 of Sevion Therapeutics, Inc. annual report on Form 10-K for the fiscal year ended June 30, 2014).
10.3	Notice of extension of sublease agreement by and between Norris, McLaughlin & Marcus, P.A., as Sublandlord, and Senesco Technologies, Inc., as Subtenant, dated July 14, 2014. (Incorporated by reference to Exhibit 10.44 of Sevion Therapeutics, Inc. annual report on Form 10-K for the fiscal year ended June 30, 2014).
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).
31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350. (furnished herewith).
32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350. (furnished herewith).
101.1	Financial Statements from the Quarterly Report on Form 10-Q of Sevion Therapeutics, Inc. for the quarter ended September 30, 2014, filed on November 14, 2014, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Stockholder’s Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements. (filed herewith).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEVION THERAPEUTICS, INC.

DATE: November 14, 2014	By:	/s/ Ronald A. Martell
Ronald A. Martell
Chief Executive Officer
(Principal Executive Officer)

DATE: November 14, 2014	By:	/s/ Joel Brooks
Joel Brooks Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)

