Form 10-Q
period 2014-12-31
Sevion Therapeutics, Inc.
filed 2015-02-17
CIK 1035354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 001-31326

SEVION THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1368850
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4045 Sorrento Valley Boulevard

San Diego, CA 92121
(Address of principal executive offices)

(858) 909-0749
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

13,866,627 shares of the issuer’s common stock, par value $0.01 per share, were outstanding as of January 31, 2015.

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

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	December 31,	June 30,
	2014	2014

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,107,452	$6,111,340
Accounts receivable	203,915	43,133
Prepaid research supplies and expenses	62,447	1,069,925

Total Current Assets	2,373,814	7,224,398

Equipment, furniture and fixtures, net	259,277	233,475
Patent costs, net	283,393	2,178,867
Acquired research and development	9,800,000	9,800,000
Goodwill	5,780,951	13,902,917
Security deposits	55,941	5,171

TOTAL ASSETS	$18,553,376	$33,344,828

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,305,241	$901,180
Accrued expenses	1,094,017	923,990
Deferred revenue	150,000	-

Total Current Liabilities	2,549,258	1,825,170

Deferred tax liability	3,920,000	3,920,000
Deferred rent	45,224	-
Other liabilities	99,728	99,728

TOTAL LIABILITIES	6,614,210	5,844,898

STOCKHOLDERS' EQUITY:

Convertible preferred stock, $0.01 par value, authorized 5,000,000 shares Series A 10,297 shares issued and 580 and 580 shares outstanding, respectively (liquidation preference of $594,500 at December 31, 2014 and June 30, 2014)	6	6
Common stock, $0.01 par value, authorized 500,000,000 shares, issued and outstanding 13,866,627 and 13,846,361, respectively	138,666	138,463
Capital in excess of par	116,042,917	115,631,726
Accumulated deficit	(104,242,423)	(88,280,265)

Total Stockholders' Equity	11,939,166	27,489,930

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,553,376	$33,334,828

See Notes to Condensed Consolidated Financial Statements

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013

Licensing Revenue	$-	$-	$-	$100,000

Operating expenses:
General and administrative	1,253,226	858,090	2,027,826	1,714,721
Research and development	1,371,930	730,817	3,492,086	1,541,754
Impairment of goodwill	8,121,966	-	8,121,966	-
Write-off of patents	-	-	2,290,836	185,161

Total operating expenses	10,747,122	1,588,907	15,932,714	3,441,636

Loss from operations	(10,747,122)	(1,588,907)	(15,932,714)	(3,341,636)

Interest income (expense) - net	995	(30,731)	2,780	(62,335)

Net loss	(10,746,127)	(1,619,638)	(15,929,934)	(3,403,971)

Preferred dividends	(17,722)	(20,617)	(32,222)	(42,240)

Loss applicable to common shares	(10,763,849)	(1,640,255)	(15,962,156)	(3,446,211)

Other comprehensive loss	-	-	-	-

Comprehensive loss	$(10,763,849)	$(1,640,255)	$(15,962,156)	$(3,446,211)

Basic and diluted net loss per common share	$(0.78)	$(0.48)	$(1.15)	$(1.20)

Basic and diluted weighted-average number of common shares outstanding	13,866,627	3,443,109	13,856,439	2,875,517

See Notes to Condensed Consolidated Financial Statements

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2014

(unaudited)

					Capital in Excess	Accumulated	Stockholders'
	Preferred Stock		Common Stock		of Par Value	Deficit	Equity
	Shares	Amount	Shares	Amount

Balance at June 30, 2014	580	$6	13,846,361	$138,463	$115,631,726	$(88,280,266)	$27,489,929

Stock-based compensation	-	-	-	-	379,171	-	379,171

Dividends paid	-	-	20,266	203	32,020	(17,723)	14,500

Dividends accrued and unpaid at December 31, 2014	-	-	-	-	-	(14,500)	(14,500)

Net loss	-	-	-	-	-	(15,929,934)	(15,929,934)

Balance at December 31, 2014	580	$6	13,866,627	$138,666	$116,042,917	$(104,242,423)	$11,939,166

See Notes to Condensed Consolidated Financial Statements

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(15,929,934)	$(3,403,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	379,171	467,257
Depreciation and amortization	100,220	153,223
Impairment of goodwill	8,121,966	-
Write-off of intangibles	2,290,836	185,161
Write-off of prepaid research supplies	669,750	-
Deferred rent	45,224	-
(Increase) decrease in operating assets:
Accounts receivable	(160,782)	-
Prepaid expenses and other current assets	337,728	430,755
Security deposit	(50,770)	-
Increase (decrease) in operating liabilities:
Accounts payable	404,061	(159,692)
Accrued expenses	170,026	234,863
Deferred revenue	150,000	-
Net cash used in operating activities	(3,472,504)	(2,092,404)

Cash flows from investing activities:
Capitalized Patent costs	(420,339)	(253,232)
Purchase of equipment, furniture and fixtures	(111,045)	-
Net cash used in investing activities	(531,384)	(253,232)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net and exercise of warrants and options	-	6,865,237
Net cash provided by financing activities	-	6,865,237

Net (decrease) increase in cash and cash equivalents	(4,003,888)	4,519,601

Cash and cash equivalents at beginning of period	6,111,340	1,602,294
Cash and cash equivalents at end of period	$2,107,452	$6,121,895

Supplemental disclosure of non-cash transactions:
Conversion of preferred stock into common stock	$-	$731
Issuance of common stock for dividend payments on preferred stock	$32,222	$47,739
Dividends accrued on preferred stock	$(14,500)	$(14,500)
Supplemental disclosure of cash flow information:
Cash paid for interest	$132	$64,351

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

On September 29, 2014, the Company changed its name from Senesco Technologies, Inc. to Sevion Therapeutics, Inc.

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of December 31, 2014 and the results of its operations for the three and six months ended December 31, 2014 and cash flows for the six months ended December 31, 2014.

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

Note 2 – Liquidity:

As shown in the accompanying condensed consolidated financial statements, the Company has a history of losses with an accumulated deficit of $104,242,423 and has generated minimal revenues by licensing its technology to companies willing to share in its development costs. In addition, the Company’s technology may not be ready for commercialization for several years. The Company expects to continue to incur losses for the next several years because it anticipates that its expenditures on research and development and administrative activities will significantly exceed its revenues during that period. The Company cannot predict when, if ever, it will become profitable.

On October 22, 2014, the Company’s board of directors decided to suspend all development of the Company’s Factor 5A technology based on the Company’s limited capital resources and the totality of the safety and efficacy data resulting from our Phase 1b/2a clinical trial. Depending on the Company’s future capital resources, possible options for the program are to (i) reformulate the drug to alleviate some of the adverse events observed in the clinical trial and to enhance the efficacy, (ii) partner or sell the program or (iii) discontinue development. The Company’s board of directors continues to evaluate these alternatives.

Also, on October 22, 2014, the Company’s board of directors decided to close the Company’s Bridgewater, New Jersey office on November 30, 2014 and to terminate the research agreement with the University of Waterloo on December 31, 2014 in order to consolidate all of the Company’s operations in its San Diego, California location. In connection with the closure and the termination of the agreement with the University of Waterloo, the Company accrued $65,000 of termination benefits and associated employee costs. These costs are reported as research and development expenses and as accrued expenses at December 31, 2014.

In addition, given the Company’s limited capital resources, in December 2014, the Company decided to temporarily reduce its research and development spending on the Company’s antibody program.   In the meantime, the Company continues to evaluate all strategic alternatives, including strategic partnering arrangements, acquiring additional assets, divesting certain existing assets, and/or equity or debt financings.  We cannot assure you that the Company will be able to consummate a strategic transaction or a financing transaction.

As of December 31, 2014, the Company had cash and cash equivalents in the amount of $2,107,452, which consisted of checking accounts. The Company estimates that its cash as of December 31, 2014 will cover its expenses through at least March 31, 2015.

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

Note 3 – Intangibles

The Company conducts research and development activities, the cost of which is expensed as incurred, in order to generate patents that can be licensed to third parties in exchange for license fees and royalties. Because the patents are the basis of the Company’s future revenue, the patent costs are capitalized. The capitalized patent costs represent the outside legal and filing fees incurred by the Company to submit and undertake all necessary efforts to have such patent applications issued as patents. The Company incurred $159,862 and $110,289 of such costs for the three months ended December 31, 2014 and 2013, respectively. The Company incurred $420,339 and $253,232 of such costs for the six months ended December 31, 2014 and 2013, respectively.

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

Issued patents are being amortized over a period of 17 years from inception, the expected economic life of the patent. During the three months ended December 31, 2014 and 2013, the Company recorded amortization expense in the amount of $0 and $77,910, respectively. During the six months ended December 31, 2014 and 2013, the Company recorded amortization expense in the amount of $24,977 and $152,180, respectively.

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

Due to the decrease in the market value of the Company, the Company determined that there was a triggering event that required the Company to review if there had been an impairment to the Acquired Research and Development in the amount of $9,800,000, capitalized patent costs in the amount of $283,393 and the Goodwill in the amount of $13,902,917 as of December 31, 2014. The Company first evaluated the Company’s Acquired Research and Development and Capitalized Patent Costs for impairment. Based on that review, the Company determined that no impairment exists at December 31, 2014. The Company then evaluated its goodwill. The Company’s evaluation used its market capitalization plus a control premium (which is considered a level 2 input in the fair value hierarchy) in determining the amount of the impairment. The Company concluded that there is an impairment based on the significant change in the Company’s market value during the period. As a result of this evaluation, the Company determined that the Goodwill was impaired and recorded an impairment charge in the amount of $8,121,966 at December 31, 2014.

In October 2014, the Company decided to continue to develop its intellectual property only with respect to the human health therapeutic targets and would be reviewing such patents on a patent by patent basis to determine which specific ones to continue to develop. Also, in October 2014, the Company decided to suspend all development of the Factor 5A technology based on the Company’s limited capital resources and the totality of the safety and efficacy data resulting from our Phase 1b/2a clinical trial. As the Company is unable to determine if or when the development will be resumed, the Company was unable to determine what the future undiscounted cash flows from these patents could be. Therefore, as of September 30, 2014, the Company determined that carrying value of its patents and patent applications related to Factor 5A were impaired. Accordingly, the Company recorded an impairment of the full carrying value of its patents related to Factor 5A in the amount of $2,290,836 on September 30, 2014.

Additionally, during the quarter ended September 30, 2014, the Company concluded its Phase 1b/2a clinical trial but did not use all of the material purchased for the clinical trial. As the Company has put the clinical program for this product candidate on hold, the Company wrote-off the cost of the remaining material in the amount of $669,750 at September 30, 2014.

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

For all periods presented, basic and diluted loss per share are the same, as any additional Common Stock equivalents would be anti-dilutive. Potentially dilutive shares of Common Stock have been excluded from the calculation of the weighted average number of dilutive shares of Common Stock as follows:

	December 31,
	2014	2013
Common Stock to be issued upon conversion of convertible preferred stock	290,000	232,000
Outstanding warrants	3,977,744	5,682,661
Outstanding options	1,568,223	275,319

Total potentially dilutive shares of Common Stock	5,835,967	6,189,980

Note 5 – Stock-Based Compensation:

The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. Generally, the awards vest based upon time-based conditions or achievement of specified goals and milestones.

During the six months ended December 31, 2014, the Company issued 421,000 options that are subject to vesting first based upon specified goals and milestones and then based upon time-based conditions. On the issuance date, such options had an aggregate Black-Scholes value of $256,929. As of December 31, 2014, the Company reviewed the specified goals and milestones on an employee by employee basis. Based upon the review, the Company has estimated that it was probable that, on average, the employees would achieve 36% of the target goals. As a result, the Company has is recognizing 36% of the fair value of the options ratably over the time-based period.

Also, during the six months ended December 31, 2014, the Company issued an additional 244,484 options that are either vested immediately or subject to time-based conditions only. On the issuance date, such options had an aggregate Black-Scholes value of $144,042.

On November 30, 2014, Leslie J. Browne Ph.D.’s employment with the Company was terminated. Under the terms of his retention agreement, all of his unvested options were accelerated and became immediately exercisable. Accordingly, the Company recognized the full Black-Scholes value of the options granted to Dr. Browne on November 18, 2014 in the amount of $25,495.

Other employees that held options were also terminated by the Company on November 30, 2014. As such, all unvested performance options that were granted to such employees on November 18, 2014 will not vest and the Company will not be recognizing the Black-Scholes value of those options in the amount of $17,601.

Additionally, on January 8, 2015, Ronald A. Martell resigned from the Company. In connection with his resignation, all unvested options granted to Mr. Martell will not vest and the Company will not be recognizing the Black-Scholes value of those options in the amount of $34,044.

The fair value of each stock option granted or vesting has been determined using the Black-Scholes model. The material factors incorporated in the Black-Scholes model in estimating the value of the options include the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013

Risk-free interest rate (1)	1.63 - 2.32%	1.75 - 2.66%	1.63 - 2.32%	1.65 - 2.66%
Expected volatility (2)	85%	99%	85%	99%
Dividend yield	None	None	None	None
Expected life (3)	5.0 - 10.0	6.25 - 10.0	5.0 - 10.0	5.5 - 10.0

(1)	Represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term.
(2)	Estimated volatility was determined based upon the historical volatility of the Company’s common stock.

(3)	Expected life for time based stock options was estimated using the “simplified” method, as allowed under the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 110. Expected life for performance based stock options was the actual term of the option.

The economic values of the options will depend on the future price of the Company's Common Stock, which cannot be forecast with reasonable accuracy.

Stock option activity under the Company’s 2008 Plan and 1998 Plan for the six months ended December 31, 2014 is summarized as follows:

		Weighted
	Aggregate	Average	Exercise Price
	Number	Exercise Price	Range
Outstanding, June 30, 2014	979,304	$9.49	$ 2.65 – $ 345.00
Granted	665,484	0.83	0.83
Exercised	-	-	-
Cancelled	(73,168)	2.02	0.83 - 23.00
Expired	(3,397)	301.70	29.00 - 345.00
Outstanding, December 31, 2014	1,568,223	$9.52	$ 0.83 - $ 140.00

Options exercisable at December 31, 2014	659,208	$10.58

Weighted average fair value of options granted during the six months ended December 31, 2014	$0.60

As of December 31, 2014, the aggregate intrinsic value of stock options outstanding was $0, with a weighted-average remaining term of 9.4 years. The aggregate intrinsic value of stock options exercisable at that same date was $0, with a weighted-average remaining term of 8.4 years. As of December 31, 2014, the Company has 3,351,701 shares available for future stock option grants.

Stock-based compensation expense for the three months ended December 31, 2014 and December 31, 2013 amounted to $240,038 and $342,791, respectively. Stock based compensation expense for the six months ended December 31, 2014 and December 31, 2013 amounted to $379,171 and $467,257, respectively.

As of December 31, 2014, total stock-based compensation expense not yet recognized related to stock option grants amounted to approximately $995,000, which will be recognized over the next 47 months.

Note 6 – Income Taxes:

No provision for income taxes has been made for the three months and six months ended December 31, 2014 and 2013 given the Company’s losses in 2014 and 2013 and available net operating loss carryforwards. A benefit has not been recorded as the realization of the net operating losses is not assured and the timing in which the Company can utilize its net operating loss carryforwards in any year or in total may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations.

The deferred tax liability in the amount of $3,920,000 was recorded in connection with the related intangible assets from the Company’s acquisition of Fabrus, Inc. in May 2014.

Note 7 - Fair Value Measurements:

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2014 and June 30, 2014:

	Carrying	Fair Value Measurement at December 31, 2014
	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$2,107,452	$2,107,452	$-	$-

	Carrying	Fair Value Measurement at June 30, 2014
	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$6,111,340	$6,111,340	$-	$-

Note 8 – Revenue Recognition

During the three month period ended December 31, 2014, the Company received certain nonrefundable upfront fees in connection with a collaboration agreement. The Company has determined that the upfront fees do not have standalone value and was not separable from the research and development services to be delivered. Due to the lack of standalone value for the collaboration agreement and research and development services, the upfront payment is being recognized ratably using the straight line method through December 2015, the expected term of the agreement. For the quarter ended December 31, 2014, the Company did not recognize any revenue, under this agreement.

Note 9 – Recent Accounting Pronouncements

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

In May 2014, FASB issued an ASU that amends the FASB ASC by creating a new Topic 606, Revenue from Contracts with Customers. The new guidance will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance on revenue recognition throughout the Industry Topics of the Codification.

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

In addition, an entity should disclose sufficient qualitative and quantitative information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue, and cash flows arising from contracts with customers.

The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. This amendment is to be either retrospectively adopted to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. We are currently evaluating the impact of the adoption of this guidance to our consolidated financial statements.

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

Overview

Our Business

On September 29, 2014, we changed our name from Senesco Technologies, Inc. to Sevion Therapeutics, Inc.

The primary business of Sevion Therapeutics, Inc., a Delaware corporation incorporated in 1999, and its wholly-owned subsidiaries, Senesco, Inc., a New Jersey corporation incorporated in 1998, and Fabrus, Inc., a Delaware corporation incorporated in 2011, collectively referred to as “Sevion,” “we,” “us” or “our,” is to discover, develop and acquire innovative product candidates for the treatment of cancer and immunological diseases by utilizing our patented and patent-pending technology related to antibody genes, antibody discovery technology, modified cow antibodies, and antibody drug candidates, and certain genes, primarily eukaryotic translation initiation Factor 5A, or Factor 5A.

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

Other Antibodies

We have discovered fully human antibodies against additional oncology targets, including ErbB2, ErbB3, CXCR4, and GLP1R which have been engineered to have activity in in vitro systems. Additionally, we have early stage antibodies against other undisclosed targets which were derived from our addressed library platform.

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

Research Program

We were advancing SVN001 through preclinical development where it has demonstrated potent activity as well as advancing SVN002 through preclinical development. However, given the Company’s limited capital resources, in December 2014, we decided to temporarily reduce our research and development spending on our antibody program until we are able to consummate a strategic transaction or a financing transaction.

We have completed dosing patients in the Phase 1b/2a clinical trial and we are completing the remaining protocol. However, based on our limited capital resources and the totality of the safety and efficacy data resulting from our Phase 1b/2a clinical trial, we are suspending all development of the Factor 5A technology at this time.

On December 18, 2014, we entered into a Collaboration Agreement with CNA Development, LLC, an affiliate of Janssen Pharmaceuticals, Inc. (“Janssen”) to discover antibodies using our spatially addressed library platform (the “Collaboration Agreement”). The collaboration facilitated by the Johnson & Johnson Innovation center in California will include discovery of antibodies against multiple targets in several therapeutic areas. We and Janssen will jointly conduct research on antibodies discovered by us, and Janssen will have an option to an exclusive license to develop, manufacture, and commercialize candidates resulting from the collaboration. Under the terms of the agreement, we will receive an up-front payment and research support payments for activities conducted in collaboration with Janssen. For candidates licensed by Janssen, we would be eligible to receive payments upon the achievement of certain development and commercial milestones potentially totaling up to $125 million as well as low single digit royalties on product sales.

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

In order to pursue the above research initiatives, as well as other research initiatives that may arise, we will use our cash reserves as of December 31, 2014. However, it will be necessary for us to raise a significant amount of additional working capital in the future. If we are unable to raise the necessary funds, we may be required to significantly curtail the future development of some or all of our research initiatives and we will be unable to pursue other possible research initiatives.

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

Currently, we have thirty-one (31) issued patents from the United States Patent and Trademark Office, or PTO, and eighty-two (82) issued patents from foreign countries. Of our one hundred and thirteen (113) domestic and foreign issued patents, seventy-two (72) are for the use of our technology in agricultural applications and forty-one (41) relate to human therapeutics applications.

In addition to our one hundred and thirteen (113) patents, we have a wide variety of patent applications, including divisional applications and continuations-in-part, in process with the PTO and internationally. Additionally, we have entered into royalty bearing license agreements whereby we license certain worldwide patent rights. Under the licenses we may receive milestone payments upon our achievement of certain milestones and royalty payments based on net sales of a product containing technology covered by the patent rights.

We also in-license certain intellectual property related to our antibody platforms and our chimerasome technology.

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

Also, in October 2014, we decided to suspend all development of the Factor 5A technology based on our limited capital resources and the totality of the safety and efficacy data resulting from our Phase 1b/2a clinical trial. As we are unable to determine if or when the development will be resumed, we were unable to determine what the future undiscounted cash flows from these patents could be. Therefore, as of September 30, 2014, we determined that the carrying value of our patents and patent applications related to Factor 5A were impaired. Accordingly, we recorded an impairment of the full carrying value of our patents related to Factor 5A in the amount of $2,290,836.

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

Liquidity and Capital Resources

Overview

For the six months ended December 31, 2014, net cash of $3,472,504 was used in operating activities primarily due to a net loss of $15,929,934 which was reduced by non-cash expenses of $11,607,167. Cash used in operating activities was also decreased by changes in operating assets and liabilities in the amount of $850,263.

The $850,263 change in operating assets and liabilities was the result of a decrease in prepaid research supplies and expenses in the amount of $337,728, an increase in accounts payable and accrued expenses in the amount of $574,087 due to the timing of the expenses and payments and an increase in deferred revenue in the amount of $150,000. This was partially offset by an increase in accounts receivable and security deposits.

During the six months ended December 31, 2014, cash used for investing activities amounted to $531,384, which was related to capitalized patent costs and the purchase of equipment, furniture and fixtures.

As of December 31, 2014, our cash balance totaled $2,107,452, and we had a working capital deficit of $175,444.

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

We anticipate that, based upon our cash balance at December 31, 2014, we will be able to fund our operations through at least March 31, 2015. Over such period, we plan to fund our research and development and commercialization activities by:

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

Results of Operations

Three Months Ended December 31, 2014 and Three Months Ended December 31, 2013

The results of operations for the three months ended December 31, 2014, include the results of operations of Fabrus, Inc., our wholly owned subsidiary that was acquired on May 16, 2014. The results of operations for the three months ended December 31, 2013 do not include the results of operations of Fabrus, Inc.

The net loss for the three months ended December 31, 2014 was $10,746,127. The net loss for the three months ended December 31, 2013 was $1,619,638. Such a change represents an increase in net loss of $9,126,489, or 563.5%. This increase in net loss was primarily the result of an impairment of goodwill and an increase in general and administrative and research and development expenses.

Revenue

There was no revenue during the three months ended December 31, 2014 and December 31, 2013.

We may receive future milestone payments in connection with our current license agreements. Additionally, we may receive future royalty payments from our license agreements if and when our partners commercialize their products containing our technology. However, it is difficult for us to determine our future revenue expectations because our future milestone payments are primarily contingent on our partners’ successful implementation of their development plan, we have no history of receiving royalties and the timing and outcome of our experiments, the timing of signing new partner agreements and the timing of our partners moving through the development process into commercialization is difficult to accurately predict.

General and Administrative Expenses

	Three Months Ended December 31,
	2014	2013	Change	%
	(in thousands, except % values)

Payroll and benefits	$630	$149	$481	322.8%
Investor relations	68	146	(78)	(53.4)%
Professional fees	223	90	133	147.8%
Other general and administrative	140	100	40	40.0%
	1,061	485	576	118.8%
Stock-based compensation	192	373	(181)	(48.5)%
Total general and administrative	$1,253	$858	$395	46.0%

•	Payroll and benefits were higher primarily as a result of severance payments due to terminated employees as a result of closing the New Jersey office.

•	Investor relations fees were lower primarily due to the expenses incurred during the three months ended December 31, 2013 relating to an investor relations program that started in August 2013. We are not incurring those expenses this year, however, we entered into a lower cost investor relations consulting agreement in September 2014.

•	Professional fees were higher primarily as a result of an increase in legal fees due to the closing of the New Jersey office and an increase accounting fees due to the additional bookkeeping, consulting and auditing fees related to the acquisition of Fabrus, Inc. in May 2014.

•	Other general and administrative expenses were higher primarily due to an increase in moving costs, travel and cash director fees, which were partially offset by a decrease in consultants.

•	Stock-based compensation was lower primarily because stock was issued to certain investor relations and financial consultants during the three months ended December 31, 2013 and no similar grants were made during the three months ended December 31, 2014.

We expect cash-based general and administrative expenses to be lower over the next twelve months because on October 22, 2014, our board of directors decided to close the New Jersey office and to terminate the research agreement with the University of Waterloo in order to consolidate all of our operations in our San Diego, California location.

Research and Development Expenses

Research and development expenses for the three months ended December 31, 2014 include costs incurred by Senesco, Inc. in the amount of $721,000 and costs incurred by Fabrus, Inc. in the amount of $651,000.

Research and development expenses for the three months ended December 31, 2013 do not include any costs incurred by Fabrus, Inc., as the Company acquired Fabrus, Inc. in May 2014.

	Three Months Ended December 31,
	2014	2013	Change	%
	(in thousands, except % values)
Payroll and benefits	$345	$43	$302	702.3%
Phase 1b/2a clinical trial	243	324	(81)	(25.0)%
Research supplies	43	-	43	-
Research contract with the University of Waterloo	184	117	67	57.3%
Consultants	86	121	(35)	28.9%
Rent	87	-	87	-
Legal	179	6	173	2883.3%
Depreciation and amortization	38	78	(40)	(51.3)%
Other research and development	119	25	94	376.0%
	1,324	714	610	85.4%
Stock-based compensation	48	17	31	182.4%
Total research and development	$1,372	$731	$641	87.7%

•	Payroll and benefits were higher primarily due to an increase in headcount due to the acquisition of Fabrus, Inc. in May 2014.

•	Phase 1b/2a clinical trial expenses were lower because we concluded patient dosing in the trial during the quarter ended September 30, 2014.

•	Research supplies were higher primarily due to the acquisition of Fabrus, Inc. research programs in May 2014.

•	Research contract with the University of Waterloo is higher due to certain costs in connection with the termination of the agreement on December 31, 2014.

•	Consultants were lower primarily due to the completion of patient dosing in our Phase 1b/2a clinical trial in September 2014 and the suspension of the SNS01-T program. This was partially offset by the addition of other consultants in connection with the acquisition of Fabrus, Inc. in May 2014.

•	Rent was higher due to the addition of lab space in San Diego, California in connection with the acquisition of Fabrus, Inc. in May 2014.

•	Legal was higher due to the impairment in the agricultural patent costs at June 30, 2014 and the Factor 5A human health patents in September 2014. As a result, the legal fees in connection with the prosecution of these patents are now being expensed as incurred instead of capitalized.

•	Depreciation and amortization was lower due to the impairment of the agricultural patents at June 30, 2014 and the Factor 5A human health patents at September 30, 2014. As a result, we are no longer incurring amortization charges on those patents. This was partially offset by an increase in depreciation in connection with the equipment acquired in connection with the acquisition of Fabrus, Inc. in May 2014.

•	Other research and development costs were higher primarily due to the acquisition of Fabrus, Inc. in May 2014 and moving the Fabrus, Inc. lab to a new facility in October 2014.

•	Stock-based compensation was higher primarily due to the Black-Scholes value of options issued in connection with the acquisition of Fabrus, Inc. in May 2014, which is being charged to operations over the vesting period.

We expect our research and development costs to be lower in the short-term as we conclude the final reporting of our Phase 1a / 2b clinical trial. However, if we are able to raise additional capital or complete a strategic transaction, we expect our research and development costs to increase as we resume development of our antibody program.

Impairment of Goodwill

As of December 31, 2014, we reviewed the underlying assumptions and current market conditions and determined that the goodwill recorded in connection with the acquisition of Fabrus, Inc. on May 16, 2014 was impaired. Accordingly, we recorded an impairment of goodwill in the amount of $8,121,966.

Six Months Ended December 31, 2014 and Six Months Ended December 31, 2013

The results of operations for the six months ended December 31, 2014, include the results of operations of Fabrus, Inc., our wholly owned subsidiary that was acquired on May 16, 2014. The results of operations for the six months ended December 31, 2013 do not include the results of operations of Fabrus, Inc.

The net loss for the six months ended December 31, 2014 was $15,929,934. The net loss for the six months ended December 31, 2013 was $3,403,971. Such a change represents an increase in net loss of $12,525,963, or 368.0%. This increase in net loss was primarily the result of an impairment of goodwill, patents written off, an increase in general and administrative expenses and research and development expenses.

Revenue

There was no revenue during the six months ended December 31, 2014.

Total revenue in the amount of $100,000 during the six months ended December 31, 2013 consisted of a milestone payment in connection with an agricultural license agreement.

General and Administrative Expenses

	Six Months Ended December 31,
	2014	2013	Change	%
	(in thousands, except % values)

Payroll and benefits	$867	$295	$572	193.9%
Investor relations	141	525	(384)	(73.1)%
Professional fees	422	198	224	113.1%
Other general and administrative	313	174	139	79.9%
	1,743	1,192	551	46.2%
Stock-based compensation	285	523	(238)	(45.5)%
Total general and administrative	$2,028	$1,715	$313	18.3%

•	Payroll and benefits were higher primarily as a result of severance payments due to terminated employees as a result of closing the New Jersey office in November 2014 and as a result of hiring a new CEO in June 2014.

•	Investor relations fees were lower primarily due to the expenses incurred during the three months ended December 31, 2013 relating to an investor relations program that started in August 2013. We are not incurring those expenses this year, however, we entered into a lower cost investor relations consulting agreement in September 2014.

•	Professional fees were higher primarily as a result of an increase in accounting fees due to the additional bookkeeping, consulting and auditing fees related to the acquisition of Fabrus, Inc. in May 2014 and an increase in legal fees due to the closing of the New Jersey office.

•	Other general and administrative expenses were higher primarily due to an increase in moving costs, travel, consultants and cash director fees.

•	Stock-based compensation was lower primarily because stock was issued to certain investor relations and financial consultants during the three months ended December 31, 2013 and no similar grants were made during the three months ended December 31, 2014.

Research and Development Expenses

Research and development expenses for the six months ended December 31, 2014 include costs incurred by Senesco, Inc. in the amount of $2,283,000 and costs incurred by Fabrus, Inc. in the amount of $1,209,000.

Research and development expenses for the six months ended December 31, 2013 do not include any costs incurred by Fabrus, Inc., as the Company acquired Fabrus, Inc. in May 2014.

	Six Months Ended December 31,
	2014	2013	Change	%
	(in thousands, except % values)
Payroll and benefits	$698	$87	$611	702.3%
Phase 1b/2a clinical trial	670	750	(80)	(10.7)%
Research supplies	136	2	134	6700.0%
Research contract with the University of Waterloo	303	232	71	30.6%
Consultants	229	221	8	3.6%
Rent	145	-	145	-
Legal	254	15	239	1593.3%
Depreciation and amortization	98	152	(54)	(35.5)%
Other research and development	196	50	146	292.0%
	2,729	1,509	1,220	80.9%
Write-off of prepaid research supplies	670	-	670	-
Stock-based compensation	93	33	60	181.8%
Total research and development	$3,492	$1,542	$1,950	126.5%

•	Payroll and benefits were higher primarily due to an increase in headcount due to the acquisition of Fabrus, Inc. in May 2014.

•	Phase 1b/2a clinical trial expenses were lower because we concluded patient dosing in the trial during the quarter ended September 30, 2014.Research supplies were higher primarily due to the acquisition of Fabrus, Inc. research programs in May 2014.

•	Research contract with the University of Waterloo is higher due to certain costs in connection with the termination of the agreement on December 31, 2014.

•	Consultants were higher primarily due to the addition of consultants in connection with the acquisition of Fabrus, Inc. in May 2014, which was mostly offset by a decrease in other consultants due to the completion of patient dosing in our Phase 1b/2a clinical trial in September 2014 and the suspension of the SNS01-T program.

•	Rent was higher due to the addition of lab space in San Diego, California in connection with the acquisition of Fabrus, Inc. in May 2014.

•	Legal was higher due to the impairment in the agricultural patent costs at June 30, 2014 and the Factor 5A human health patents in September 2014. As a result, the legal fees in connection with the prosecution of these patents are now being expensed as incurred instead of capitalized.

•	Depreciation and amortization was lower due to the impairment of the agricultural patents at June 30, 2014 and the Factor 5A human health patents at September 30, 2014. As a result, we are no longer incurring amortization charges on those patents. This was partially offset by an increase in depreciation in connection with the equipment acquired in connection with the acquisition of Fabrus, Inc. in May 2014.

•	Other research and development costs were higher primarily due to the acquisition of Fabrus, Inc. in May 2014 and moving the Fabrus, Inc. lab to a new facility in October 2014.

•	During the quarter ended September 30, 2014, we concluded our Phase 1b/2a clinical trial but did not use all of the material purchased for the clinical trial. As we have put the clinical program for this product candidate on hold, we wrote-off the cost of the remaining material at September 30, 2014.

•	Stock-based compensation was higher primarily due to the Black-Scholes value of options issued in connection with the acquisition of Fabrus, Inc. in May 2014, which is being charged to operations over the vesting period.

Impairment of Goodwill

As of December 31, 2014, we reviewed the underlying assumptions and current market conditions and determined that the goodwill recorded in connection with the acquisition of Fabrus, Inc. on May 16, 2014 was impaired. Accordingly we recorded an impairment of goodwill in the amount of $8,121,966.

Write-off of patents

In October 2014, we put the development of Factor 5A for human health applications on hold. As we do not know if or when the development will be resumed, we are unable to determine what the future undiscounted cash flows from these patents will be. As such, we recorded an impairment to all of these patent costs in the net amount of $2,290,836 at September 30, 2014 and are expensing any future patent costs related to Factor FA as incurred.

Contractual Obligations and Contingent Liabilities

During the three months ended December 31, 2014, there were changes to our contractual obligations and commitments as follows:

On November 17, 2014, we entered into a Retention Agreement with our VP-Preclinical Research and our Administrative Assistant, whereby they began receiving severance payments and additional benefits for six (6) months and four (4) months, respectively, following their termination of employment on November 30, 2014.

On November 30, 2014, we entered into a Retention Agreement with our Chief Financial Officer, whereby he will receive severance payments and additional benefits through December 15, 2015 following his separation from the Company (subject to certain restrictions). If he were to voluntarily terminate his employment or be terminated for cause prior to earlier of the filing of our quarterly report on Form 10-Q for the period ended March 31, 2015 or May 29, 2015, then he would not receive the severance payments and additional benefits.

On November 19, 2014, the Company, as subtenant, executed a sublease agreement dated October 8, 2014 (the “Sublease Agreement”), effective as of October 10, 2014 (the “Effective Date”), relating to the rental of approximately 10,571 square feet of office and laboratory space located at 4045 Sorrento Valley Boulevard, San Diego, California 92121. The term of the Sublease Agreement will begin on the Effective Date and will continue through October 31, 2016. The Sublease Agreement provides for monthly base rental payments of $22,728 per month, payable in advance on the first day of each month, with a free rent period for months 2 through 6. Monthly base rental payments will increase by 3% on each anniversary of the Effective Date of the Sublease Agreement. In addition, the Company has paid a security deposit in an amount equal to $30,000.

Effective December 31, 2014, we terminated our Research Agreement with the University of Waterloo.

The following table lists our cash contractual obligations as of December 31, 2014:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Facility, Rent and Operating Leases	$568,997	$276,197	$292,800	$—	$—

Employment and Consulting Agreements	$1,075,987	$1,075,987	$—	$—	$—

Total Contractual Cash Obligations	$1,644,984	$1,352,184	$292,800	$—	$—

Also, on January 8, 2015, Ronald A. Martell delivered to us notice of his resignation as Chief Executive Officer and as a member of the Board, effective upon delivery of the notice. The Board accepted Mr. Martell’s notice of resignation and thanked him for his service to the Company. Mr. Martell had served as Chief Executive Officer and as a member of the Board since June 2014. The table above reflects the full severance amount due to Mr. Martell reserved as of December 31, 2014, prior to his resignation. Mr. Martell and the Company are currently discussing the terms of Mr. Martell’s separation from the Company. For the quarter ended March 31, 2015, the Company will determine whether to continue any reserve in connection with Mr. Martell’s separation from the Company.

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

The principal executive officer and principal financial officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2014. Based on this evaluation, they have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

(b)	Changes in internal controls.

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the three month period ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

As of December 31, 2014, we believe we have enough cash to fund operations through at least March 31, 2015.

We have a limited operating history and have incurred substantial losses and expect to incur future losses.

We are a development stage biotechnology company with a limited operating history and limited assets and capital. We have incurred losses each year since inception and had an accumulated deficit of $104,242,423 at December 31, 2014. We have generated minimal revenues by licensing our technology for certain crops to companies willing to share in our development costs. In addition, our technology may not be ready for commercialization for several years. We expect to continue to incur losses for the next several years because we anticipate that our expenditures on research and development and administrative activities will significantly exceed our revenues during that period. We cannot predict when, if ever, we will become profitable.

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

As of December 31, 2014, we had a cash balance of $2,107,452 and a working capital deficit of $175,444. Using our available reserves as of December 31, 2014, we believe that we can operate according to our current business plan at least through March 31, 2015.

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

In addition, in connection with any funding, if we need to issue more equity securities than our certificate of incorporation currently authorizes we will need stockholder approval. If stockholder approval is not obtained or if adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. Investors may experience dilution in their investment from future offerings of our common stock. For example, if we raise additional capital by issuing equity securities, such an issuance would reduce the percentage ownership of existing stockholders. In addition, assuming the exercise of all options and warrants outstanding and the conversion of the preferred stock into common stock, as of December 31, 2014, we had 476,799,469 shares of common stock authorized but unissued and unreserved, which may be issued from time to time by our board of directors. Furthermore, we may need to issue securities that have rights, preferences and privileges senior to our common stock. Failure to obtain financing on acceptable terms would have a material adverse effect on our liquidity.

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

As of December 31, 2014, we have been issued thirty-one (31) patents by the PTO and eighty-two (82) patents from foreign countries. We have also filed numerous patent applications for our technology in the United States and in several foreign countries, which technology is vital to our primary business, as well as several continuations in part on these patent applications. Our success depends in part upon the grant of patents from our pending patent applications. In addition, we have licensed certain antibody technology from The Scripps Research Institute, or Scripps, pursuant to a license agreement dated August 8, 2014. If we are in breach of this license agreement, and Scripps elects to terminate the agreement, this termination could have a material adverse effect to our business in the future.

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

There are many large companies working in the therapeutic antibody field and similarly may develop technologies related to antibody discovery. These companies include Genentech, Inc., Amgen, Inc., Biogen Idec, Inc., Novartis AG, Janssen Biotech, Inc., Sanofi-aventis U.S. LLC, Regeneron Pharmaceuticals, Inc., Bristol-Myers Squibb Company, Teva Pharmaceutical Industries Ltd, Pfizer, Inc., Takeda Pharmaceutical Company Limited, Kyawa Hokko Kirin Pharma, Inc., Daiichi Sankyo Company Limited, Astellas Pharma, Inc., Merck & Co. Inc., AbbVie, Inc., Seattle Genetics, Inc., and Immunogen, Inc. Similarly, there are several small companies developing technologies for antibody discovery, including Adimab LLC, X-body Biosciences, Inc., Innovative Targeting Solutions, Inc., Heptares Therapeutics Ltd, Kymab Ltd., and Novimmune SA. Other companies are working on unique scaffolds, including Ablynx NV and ArGen-X N.V.

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

As of December 31, 2014, our executive officers and directors together beneficially own approximately 27% of the outstanding shares of our common stock, assuming the exercise of options and warrants which are currently exercisable or will become exercisable within 60 days of December 31, 2014, held by these stockholders. Additionally, there are four shareholders that each beneficially own more than 5% of the outstanding shares of our common stock. As a result, these stockholders, acting together, will be able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over then-current market prices.

A significant portion of our total outstanding shares of common stock may be sold in the market in the near future, which could cause the market price of our common stock to drop significantly.

As of December 31, 2014, we had 13,866,627 shares of our common stock issued and outstanding and 580 shares of convertible preferred stock outstanding which can convert into 290,000 shares of common stock. As of December 31, 2014, all of our outstanding shares of common stock are registered pursuant to registration statements on Forms S-1 or S-3 or are either eligible to be sold under Rule 144 of the Securities Act of 1933, as amended, or are in the public float. In addition, we have registered 1,876,722 shares of our common stock underlying warrants previously issued and still outstanding and we registered 1,845,976 shares of our common stock underlying options granted or to be granted under our stock option plans. Consequently, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, may have a material adverse effect on our stock price.

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

For example, during the quarter ended December 31, 2014, our common stock traded between $0.51 and $1.60 per share.

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

As of December 31, 2014, we have outstanding 580 shares of convertible preferred stock which may convert into 290,000 shares of our common stock and warrants to purchase 3,977,744 shares of our common stock.  In addition, as of December 31, 2014, we have reserved 3,351,701 shares of our common stock for issuance upon the exercise of options granted or available to be granted pursuant to our stock option plan, all of which may be granted in the future.  Furthermore, in connection with the preferred stock agreements, we are required to reserve an additional 146,236 shares of common stock. The conversion of the convertible preferred stock and the exercise of these options and warrants will result in dilution to our existing stockholders and could have a material adverse effect on our stock price. The conversion price of the convertible preferred stock is also subject to certain anti-dilution adjustments.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits.

Exhibit No.		Description
3.1		Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Sevion Therapeutics, Inc. filed with the State of Delaware on September 29, 2014. (Incorporated by reference to Exhibit 3.1 on Form 8-K filed on October 3, 2014)
10.1		Sublease agreement by and between Pathway Genomics Corporation, as Sublandlord, and Fabrus, Inc., as Subtenant, effective as of October 10, 2014. (filed herewith)
10.2	+	Collaboration Agreement by and between Fabrus, Inc. and CNA Development, LLC, dated December 18, 2014. (filed herewith).
10.3		Retention Agreement, dated as of November 30, 2014, by and between Sevion Therapeutics, Inc. and Joel Brooks. (Incorporated by reference to Exhibit 10.1 on Form 8-K filed on December 3, 2014).
10.4		Retention Agreement, dated as of November 17, 2014, by and between Sevion Therapeutics, Inc. and Richard Dondero. (filed herewith).
10.5		Retention Agreement, dated as of November 17, 2014, by and between Sevion Therapeutics, Inc. and Heather Branham. (filed herewith).
10.6		Consulting Agreement, dated as of January 9, 2015, by and between Sevion Therapeutics, Inc. and The David Stephen Group LLC. (filed herewith).
31.1		Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).
31.2		Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).
32.1		Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350. (furnished herewith).
32.2		Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350. (furnished herewith).
101.1		Financial Statements from the Quarterly Report on Form 10-Q of Sevion Therapeutics, Inc. for the quarter ended December 31, 2014, filed on February17, 2015, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Stockholder’s Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements. (filed herewith).

+ Confidential Treatment Requested. Confidential Materials omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEVION THERAPEUTICS, INC.

DATE: February 17, 2015	By:	/s/ David Rector
David Rector
Chief Executive Officer
(Principal Executive Officer)

DATE: February 17, 2015	By:	/s/ Joel Brooks
Joel Brooks
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)

