Form 10-Q
period 2015-03-31
Sevion Therapeutics, Inc.
filed 2015-05-14
CIK 1035354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

  (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

  For the transition period from ______________ to _______________

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

Yes:☒	No:☐

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

16,387,522 shares of the issuer’s common stock, par value $0.01 per share, were outstanding as of May 11, 2015.

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

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	June 30,
	2015	2014

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$469,980	$6,111,340
Prepaid expenses and other current assets	128,167	1,113,058

Total Current Assets	598,147	7,224,398

Equipment, furniture and fixtures, net	226,753	223,475
Patent costs, net	463,135	2,178,867
Acquired research and development	9,800,000	9,800,000
Goodwill	5,780,951	13,902,917
Security deposits	50,770	5,171

TOTAL ASSETS	$16,919,756	$33,334,828

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$656,470	$901,180
Accrued expenses	825,815	923,990
Other current liabilities	173,234	-

Total Current Liabilities	1,655,519	1,825,170

Deferred tax liability	3,920,000	3,920,000
Other liabilities	138,244	99,728

TOTAL LIABILITIES	5,713,763	5,844,898

STOCKHOLDERS' EQUITY:

Convertible preferred stock, $0.01 par value, authorized 5,000,000 shares Series A 10,297 shares issued and 380 and 580 shares outstanding, respectively (liquidation preference of $399,000 and $594,500 at March 31, 2015 and June 30, 2014, respectively)	4	6
Common stock, $0.01 par value, authorized 500,000,000 shares, issued and outstanding 13,975,140 and 13,846,361 at March 31, 2015 and June 30, 2014, respectively	139,751	138,463
Capital in excess of par	116,545,088	115,631,726
Accumulated deficit	(105,478,850)	(88,280,265)

Total Stockholders' Equity	11,205,993	27,489,930

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,919,756	$33,334,828

See Notes to Condensed Consolidated Financial Statements

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014

Licensing Revenue	$37,500	$-	$37,500	$100,000

Operating expenses:
General and administrative	1,027,240	1,162,599	3,055,066	2,877,320
Research and development	235,255	966,344	3,727,341	2,508,098
Impairment of goodwill	-	-	8,121,966	-
Write-off of patents	-	-	2,290,836	185,161

Total operating expenses	1,262,495	2,128,943	17,195,209	5,570,579

Loss from operations	(1,224,995)	(2,128,943)	(17,157,709)	(5,470,579)

Interest income (expense) - net	(2,080)	(17,811)	703	(80,146)

Net loss	(1,227,075)	(2,146,754)	(17,157,006)	(5,550,725)

Preferred dividends	(9,356)	(2,877,511)	(41,578)	(2,919,751)

Loss applicable to common shares	(1,236,431)	(5,024,265)	(17,198,584)	(8,470,476)

Other comprehensive loss	-	-	-	-

Comprehensive loss	$(1,236,431)	$(5,024,265)	$(17,198,584)	$(8,470,476)

Basic and diluted net loss per common share	$(0.09)	$(0.87)	$(1.24)	$(2.21)

Basic and diluted weighted-average number of common shares outstanding	13,958,261	5,806,353	13,889,921	3,838,200

See Notes to Condensed Consolidated Financial Statements

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 2015

(unaudited)

					Capital in Excess	Accumulated	Stockholders'
	Preferred Stock		Common Stock		of Par Value	Deficit	Equity
	Shares	Amount	Shares	Amount

Balance at June 30, 2014	580	$6	13,846,361	$138,463	$115,631,726	$(88,280,266)	$27,489,929

Stock-based compensation	-	-	-	-	877,573	-	877,573

Preferred stock converted into common stock	(200)	(2)	100,000	1,000	(998)	-	-

Dividends paid	-	-	28,779	288	36,787	(22,575)	14,500

Dividends accrued and unpaid at March 31, 2015	-	-	-	-	-	(19,003)	(19,003)

Net loss	-	-	-	-	-	(17,157,006)	(17,157,006)

Balance at March 31, 2015	380	$4	13,975,140	$139,751	$116,545,088	$(105,478,850)	$11,205,993

See Notes to Condensed Consolidated Financial Statements

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(17,157,006)	$(5,550,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	877,573	735,977
Depreciation and amortization	138,956	238,904
Impairment of goodwill	8,121,966	-
Write-off of intangibles	2,290,836	185,161
Write-off of prepaid research supplies	669,750	-
Deferred rent	99,250	-
(Increase) decrease in operating assets:
Prepaid expenses and other current assets	315,141	719,349
Security deposit	(45,599)	-
Increase (decrease) in operating liabilities:
Accounts payable	(249,212)	(312,384)
Accrued expenses	(98,176)	333,845
Deferred revenue	112,500	-
Net cash used in operating activities	(4,924,021)	(3,649,873)

Cash flows from investing activities:
Capitalized Patent costs	(600,081)	(409,637)
Purchase of equipment, furniture and fixtures	(117,258)	-
Net cash used in investing activities	(717,339)	(409,637)

Cash flows from financing activities:
Repayment of line of credit	-	(2,187,082)
Exercise of warrants and options, net	-	10,842,325
Net cash provided by financing activities	-	8,655,243

Net (decrease) increase in cash and cash equivalents	(5,641,360)	4,595,733

Cash and cash equivalents at beginning of period	6,111,340	1,602,294
Cash and cash equivalents at end of period	$469,980	$6,198,027

Supplemental disclosure of non-cash transactions:
Conversion of preferred stock into common stock	$2	$731
Issuance of common stock for dividend payments on preferred stock	$41,578	$89,885
Dividends accrued on preferred stock	$(19,003)	$(29,000)
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,209	$85,629

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

On September 29, 2014, the Company changed its name from Senesco Technologies, Inc. to Sevion Therapeutics, Inc.

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 2015 and the results of its operations for the three and nine months ended March 31, 2015 and cash flows for the nine months ended March 31, 2015.

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

Note 2 – Liquidity:

As shown in the accompanying condensed consolidated financial statements, the Company has a history of losses with an accumulated deficit of $105,478,850 and has generated minimal revenues by licensing its technology to companies willing to share in its development costs. In addition, the Company’s technology may not be ready for commercialization for several years. The Company expects to continue to incur losses for the next several years because it anticipates that its expenditures on research and development and administrative activities will significantly exceed its revenues during that period. The Company cannot predict when, if ever, it will become profitable.

On October 22, 2014, the Company’s board of directors decided to suspend all development of the Company’s Factor 5A technology based on the Company’s limited capital resources and the totality of the safety and efficacy data resulting from our Phase 1b/2a clinical trial. During the quarter ended March 31, 2015, the Company determined that it would discontinue the development of the Company’s Factor 5A technology.

Also, on October 22, 2014, the Company’s board of directors decided to close the Company’s Bridgewater, New Jersey office on November 30, 2014 in order to consolidate all of the Company’s operations in its San Diego, California location and terminated its research agreement with the University of Waterloo on December 31, 2014. In connection with the closure and the termination of the agreement with the University of Waterloo, the Company paid $47,000 of termination benefits and associated employee costs. These costs are reported as research and development expenses at March 31, 2015.

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

As of March 31, 2015, the Company had cash and cash equivalents in the amount of $469,980 in checking accounts. The Company received net proceeds of $2,744,721 from the issuance of preferred stock, common stock and warrants on May 1, 2015 and May 7, 2015. The Company estimates that its cash as of March 31, 2015, together with the net proceeds from the issuance of preferred stock, common stock and warrants, will cover its expenses through at least November 30, 2015.

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

Note 3 – Intangibles:

The Company conducts research and development activities, the cost of which is expensed as incurred, in order to generate patents that can be licensed to third parties in exchange for license fees and royalties. The Company estimates the patents it has filed have a future beneficial value, therefore, the patent costs are capitalized. The capitalized patent costs represent the outside legal and filing fees incurred by the Company to submit and undertake all necessary efforts to have such patent applications issued as patents. The Company incurred $42,796 and $156,405 of such costs for the three months ended March 31, 2015 and 2014, respectively. The Company incurred $600,081 and $409,637 of such costs for the nine months ended March 31, 2015 and 2014, respectively.

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

Issued patents are being amortized over a period of 17 years from inception, the expected economic life of the patent. During the three months ended March 31, 2015 and 2014, the Company recorded amortization expense in the amount of $0 and $85,161, respectively. During the nine months ended March 31, 2015 and 2014, the Company recorded amortization expense in the amount of $24,977 and $237,341, respectively.

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

Due to the decrease in the market value of the Company at December 31, 2014, the Company determined that there was a triggering event that required the Company to review if there had been an impairment to the Acquired Research and Development in the amount of $9,800,000, capitalized patent costs in the amount of $283,393 and the Goodwill in the amount of $13,902,917 as of December 31, 2014.  The Company first evaluated the Company’s Acquired Research and Development and Capitalized Patent Costs for impairment.  Based on that review, the Company determined that no impairment exists at March 31, 2015.  The Company then evaluated its Goodwill.  The Company’s evaluation used its market capitalization plus a control premium (which is considered a level 2 input in the fair value hierarchy) in determining the amount of the impairment. The Company concluded that there is an impairment based on the significant change in the Company’s market value during the period.  As a result of this evaluation, the Company determined that the Goodwill was impaired and recorded an impairment charge in the amount of $8,121,966 at December 31, 2014. The Company determined that there was no additional impairment charges required at March 31, 2015.

In October 2014, the Company decided to continue to develop its intellectual property only with respect to the human health therapeutic targets and would be reviewing such patents on a patent by patent basis to determine which specific ones to continue to develop. Also, in October 2014, the Company decided to suspend all development of the Factor 5A technology based on the Company’s limited capital resources and the totality of the safety and efficacy data resulting from our Phase 1b/2a clinical trial. As the Company was unable to determine if or when the development would be resumed, the Company was unable to determine what the future undiscounted cash flows from these patents could be. Therefore, as of September 30, 2014, the Company determined that the carrying value of its patents and patent applications related to Factor 5A were impaired. Accordingly, the Company recorded an impairment of the full carrying value of its patents related to Factor 5A in the amount of $2,290,836 on September 30, 2014. During the quarter ended March 31, 2015, the Company determined that it would discontinue the development of the Company’s Factor 5A technology and would no longer maintain those patents.

Additionally, during the quarter ended September 30, 2014, the Company concluded its Phase 1b/2a clinical trial but did not use all of the material purchased for the clinical trial. As the Company has put the clinical program for this product candidate on hold, the Company wrote-off the cost of the remaining material in the amount of $669,750 to research and development costs at September 30, 2014.

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

For all periods presented, basic and diluted loss per share are the same, as any additional Common Stock equivalents would be anti-dilutive. Potentially dilutive shares of Common Stock have been excluded from the calculation of the weighted average number of dilutive shares of Common Stock as follows:

	March 31,
	2015	2014
Common Stock to be issued upon conversion of convertible preferred stock	190,000	290,000
Outstanding warrants	3,977,594	3,765,995
Outstanding options	2,077,706	275,085

Total potentially dilutive shares of Common Stock	6,245,300	4,331,080

Note 5 – Stock-Based Compensation:

The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. Generally, the awards vest based upon time-based conditions or achievement of specified goals and milestones.

During the nine months ended March 31, 2015, the Company issued 421,000 options that are subject to vesting first based upon specified goals and milestones and then based upon time-based conditions. On the issuance date, such options had an aggregate Black-Scholes value of $256,929. As of March 31, 2015, the Company reviewed the specified goals and milestones on an employee by employee basis. Based upon the review, the Company has estimated that it was probable that, on average, the employees would achieve 69% of the target goals. As a result, the Company is recognizing 69% of the fair value of the options ratably over the time-based period.

Also, during the nine months ended March 31, 2015, the Company issued an additional 771,336 options that either vested immediately or were subject to time-based conditions only. On the issuance date, such options had an aggregate Black-Scholes value of $408,977.

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

The fair value of each stock option granted or vesting has been determined using the Black-Scholes model. The material factors incorporated in the Black-Scholes model in estimating the value of the options include the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014

Risk-free interest rate (1)	0.96%-1.50%	None	0.14 - 2.32%	1.65 - 2.66%
Expected volatility (2)	88%-285%	None	85%-285%	0.99
Dividend yield	None	None	None	None
Expected life (3)	3.0 - 5.0	None	3.0 - 10.0	5.5 - 10.0

(1)	Represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term.
(2)	Estimated volatility was determined based upon the historical volatility of the Company’s common stock.
(3)	Expected life for time based stock options was estimated using the “simplified” method, as allowed under the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 110. Expected life for performance based stock options was the actual term of the option.

The economic values of the options will depend on the future price of the Company's Common Stock, which cannot be forecast with reasonable accuracy.

Stock option activity under the Company’s 2008 Plan and 1998 Plan for the nine months ended March 31, 2015 is summarized as follows:

		Weighted
	Aggregate	Average	Exercise Price
	Number	Exercise Price	Range
Outstanding, June 30, 2014	979,304	$9.49	$ 2.65 - $ 345.00
Granted	1,192,336	0.73	$ 0.54 - $ 0.83
Exercised	-		-
Cancelled	(90,537)	8.09	$0.83 - $ 140.00
Expired	(3,397)	301.70	$29.00 - $ 345.00
Outstanding, March 31, 2015	2,077,706	$4.04	$0.54 - $ 140.00

Options exercisable at March 31, 2015	1,179,607	$5.72

Weighted average fair value of options granted during the nine months ended March 31, 2015	$0.56

As of March 31, 2015, the aggregate intrinsic value of stock options outstanding was $22,685, with a weighted-average remaining term of 7.5 years. The aggregate intrinsic value of stock options exercisable at that same date was $22,685, with a weighted-average remaining term of 6.0 years. As of March 31, 2015, the Company has 2,842,218 shares available for future stock option grants.

Stock-based compensation expense for the three months ended March 31, 2015 and March 31, 2014 amounted to $498,402 and $268,720, respectively. Stock based compensation expense for the nine months ended March 31, 2015 and March 31, 2014 amounted to $877,573 and $735,977, respectively.

As of March 31, 2015, total stock-based compensation expense not yet recognized related to stock option grants amounted to approximately $969,000, which will be recognized over the next 44 months.

Note 6 – Income Taxes:

No provision for income taxes has been made for the three months and nine months ended March 31, 2015 and 2014 given the Company’s losses in 2014 and 2013 and available net operating loss carryforwards. A benefit has not been recorded as the realization of the net operating losses is not assured and the timing in which the Company can utilize its net operating loss carryforwards in any year or in total may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations.

The deferred tax liability in the amount of $3,920,000 was recorded in connection with the related intangible assets from the Company’s acquisition of Fabrus, Inc. in May 2014.

Note 7 - Fair Value Measurements:

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2015 and June 30, 2014:

	Carrying	Fair Value Measurement at March 31, 2015
	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$469,980	$469,980	$-	$-

	Carrying	Fair Value Measurement at June 30, 2014
	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$6,111,340	$6,111,340	$-	$-

Note 8 – Revenue Recognition

During the three month period ended December 31, 2014, the Company received certain nonrefundable upfront fees in connection with a collaboration agreement. The Company has determined that the upfront fees do not have standalone value and was not separable from the research and development services to be delivered.  Due to the lack of standalone value for the collaboration agreement and research and development services, the upfront payment is being recognized ratably using the straight line method through December 2015, the expected term of the agreement. For the three and nine months ended March 31, 2015, the Company recognized revenue in the amount of $37,500 under this agreement.

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

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue From Contracts With Customers, ("ASU 2014-09"). Pursuant to ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For a public entity, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company has not yet determined the impact of adoption on the financial statements.

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

In November 2014, the FASB issued ASU No. 2014-16, Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is more akin to Debt or to Equity. The amendments in this update clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features—including the embedded derivative feature being evaluated for bifurcation—in evaluating the nature of the host contract. The amendments in this update are effective for public companies for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015 with early adoption permitted. The Company is currently evaluating the potential impact that this ASU may have on our financial statements or disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The guidance requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The standard also aligns the GAAP presentation with International Financial Reporting Standards and will remedy the long-standing conflict with the guidance in FASB Concepts Statement No. 6, Elements of Financial Statements, which indicates that debt issuance costs do not meet the definition of an asset, because they provide no future economic benefit. For public companies, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. The Company believes that the adoption of this standard will have no impact on its financial position, results of operations or cash flows.

Note 10 – Subsequent Event

On May 1, 2015 and May 7, 2015, the Company entered into separate subscription agreements (each, a “Subscription Agreement”) with certain accredited investors (the “Investors”) whereby the Company sold (the “Offering”) units of its securities (the “Units”) with each Unit consisting of one share of the Company’s common stock, par value $0.01 per share (the “Common Stock”) or, at the election of the Investor, shares of the Company’s newly designated 0% Series C Convertible Preferred stock (the “Preferred Stock”) and a warrant to purchase one half of one share of Common Stock at an exercise price of $1.50 per share (the “Warrants”). Each Unit was sold for $0.75 per Unit for aggregate gross proceeds to the Company of approximately $3.0 million and net proceeds of approximately $2.7 million. The Company issued 2,381,001 Units consisting of Common Stock and 1,650,020 Units consisting of 165,002 shares of Preferred Stock, which are convertible into 1,650,020 shares of Common Stock. The Common Stock, Preferred Stock and Warrants are collectively referred to herein as the “Securities.”

Subscription Agreement

The Subscription Agreement contains customary representations, warranties and covenants, including, but not limited to, for a period of twenty-four months from the Final Closing Date (as defined in the Subscription Agreement) the Company shall not, without the consents of those Investors holding a majority of the then issues shares of Common Stock and Preferred Stock (including the Lead Investors, as defined in the Subscription Agreement), enter into any Equity Line of Credit or Variable Rate Transactions (as such terms are defined in the Subscription Agreement). The Subscription Agreement provides the Investors with price protection whereby, until the earlier of (i) eighteen months from the Final Closing Date (as defined in the Subscription Agreement) and (ii) the date the Common Stock is listed for trading on a national securities exchange (the “Price Protection Period”), if the Company sells its Common Stock at less than $0.75 per share, then immediately afterwards, the Company shall issue to each Investor, without the payment of additional consideration, additional unregistered shares of Common Stock so that such Investor’s percentage ownership in the Company remains the same.

Also in the Subscription Agreement, each Investor agreed that, for a period of six months after the Final Closing Date (as defined in the Subscription Agreement), they would not, directly or indirectly, offer, sell, offer to sell, contract to sell, hedge, pledge or otherwise transfer or dispose of (or enter into any transaction or device that is designed to, or could be expected to, result in the disposition by any person at any time in the future) any of the Securities purchased by the Investor in the Offering. In addition, each Investor agreed that, for the period beginning on the six month anniversary of the Initial Lockup Date (as defined in the Subscription Agreement) and ending on the one year anniversary of the Initial Lockup Date, the Investor may only sell up to 50% of each of the Securities so purchased in the Offering.

Description of Series C Convertible Preferred Stock

The Preferred Stock will be convertible at the option of the holder of the Preferred Stock at any time into shares of Common Stock at a conversion rate determined by dividing the Stated Value plus the Unpaid Dividend Amount (as such terms are defined in the certificate of designations) of the Preferred Stock, by the conversion price (the “Conversion Rate”). The Stated Value of the Preferred Stock is $7.50 and the conversion price is $0.75, subject to adjustment. The conversion price is subject to adjustment if the Company issues equity securities (other than certain excluded securities) at a price per share less than the conversion price, such that the conversion price will equal the price per share of such equity securities. The holder of shares of Preferred Stock will not have the right to convert any portion of its Preferred Stock if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to its conversion.

The Preferred Stock is entitled to receive dividends (on an as-converted to Common Stock basis) to and in the same form as dividends actually paid on shares of Common Stock.

Except as otherwise expressly required by law, holders of Preferred Stock are entitled to the number of votes equal to the number of shares of Common Stock issuable upon conversion of the Preferred Stock, subject to beneficial ownership limitations on conversion. Except as otherwise expressly required by law, holders of Preferred Stock shall vote together with the holders of Common Stock and not vote as a separate class. In addition, without the prior written consent of the holders of at least 60% of the outstanding shares of Preferred Stock including the Lead Investors voting together as a single class, the Company may not (a) amend its certificate of incorporation or bylaws in any manner that adversely alters or changed any rights, preferences, privileges or powers, or restrictions provided for the benefit of the holders of the Preferred Stock; (b) increase or decrease (other than by conversion) the authorized number of shares of Preferred Stock; (c) issue any shares of Preferred Stock other than pursuant to the Subscription Agreement; or (d) circumvent a right of the Preferred Stock.

If there is a Corporate Event (as defined in the certificate of designations) pursuant to which holders of shares of Common Stock are entitled to receive securities or other assets with respect to or in exchange for shares of Common Stock, the holders of Preferred Stock will have the right to receive upon a conversion of all the shares of Preferred Stock held by it (i) in addition to the shares of Common Stock receivable upon such conversion, such securities or other assets to which such holder of Preferred Stock would have been entitled with respect to such shares of Common Stock had the shares of Common Stock been held by such holder upon the consummation of such Corporate Event or (ii) in lieu of the shares of Common Stock otherwise receivable upon such conversion, such securities or other assets received by the holders of shares of Common Stock in connection with the consummation of the Corporate Event in such amounts as such holder would have been entitled to receive had the shares of Preferred Stock held by such Holder initially been issued with conversion rights for the form of such consideration, as opposed to shares of Common Stock, at a conversion rate commensurate with the Conversion Rate.

In connection with a liquidation event, any payment due on the Preferred Stock shall be made payable prior to, and in preference of, any Common Stock.

In addition, if the Company grants options, purchase rights or other securities to all existing holders of the Common Stock, other than certain exempt issuances, the holders of the Preferred Stock have the right to purchase such number of shares of Common Stock that would have been provided to such holder if such holder held the number of shares of Common Stock underlying the Preferred Stock.

Warrants

Each Warrant has an initial exercise price of $1.50 per share. The Warrants are immediately exercisable and have a thirty month term. During the Price Protection Period, if the Company issues equity securities (other than certain excluded securities) at a price per share less than the exercise price, such that the exercise price of the Warrants, the exercise price will be lowered to be equal to the price per share of the newly-assigned securities. The Warrants also contain a provision which limits the holder’s beneficial ownership to a maximum of 4.99% (which percentage may be increased up to 9.99% upon 60 days notice to the Company). The Warrants also provide a right of cashless exercise if, at the time of exercise, there is no effective registration statement registering the resale of the shares underlying the Warrants.

Registration Rights Agreement

The Company also entered into a Registration Rights Agreement with the Investors dated as of April 30, 2015, by and among the Company and the Investors (the“Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company has agreed to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission within, except for certain limited exceptions, 45 days of the final closing the Offering (the “Filing Deadline”) to register 200% of the number of shares of Common Stock issuable upon exercise of the Warrants (collectively, the “Underlying Shares”) and to have such Registration Statement declared effective by the Securities and Exchange Commission within 120 days of the filing date (the “Effective Deadline”). In the event the Company does not file the Registration Statement on or before the Filing Deadline or such Registration Statement is not declared effective by the Effective Deadline, the Company will be required to pay to Investors liquidated damages in an amount equal to 1% of the aggregate amount purchase price paid by the Investor for any unregistered securities then held by such Investor up to a maximum of 6%. The Company must file additional registration statements until all of the securities may be sold pursuant to an effective registration statement or the securities become eligible for sale under Rule 144 of the Securities Act of 1933, as amended.

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

Overview

Our Business

On September 29, 2014, we changed our name from Senesco Technologies, Inc. to Sevion Therapeutics, Inc.

The primary business of Sevion Therapeutics, Inc., a Delaware corporation incorporated in 1999, and its wholly-owned subsidiaries, Senesco, Inc., a New Jersey corporation incorporated in 1998, and Fabrus, Inc., a Delaware corporation incorporated in 2011, collectively referred to as “Sevion,” “we,” “us” or “our,” is to build and develop a portfolio of innovative therapeutics, from both internal discovery and acquisition, for the treatment of cancer and immunological diseases. The Company’s product candidates are derived from multiple key proprietary technology platforms, such as: cell-based arrayed antibody discovery, ultralong antibody scaffolds and Chimerasome nanocages.

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

Factor 5A

On October 22, 2014, we suspended all development of the Factor 5A technology based on our limited capital resources and the totality of the safety and efficacy data resulting from our Phase 1b/2a clinical trial. During the quarter ended March 31, 2015, we determined that we would discontinue all development of the current formulation of SNS01-T. This decision was based on (i) the previously disclosed results of the phase 1b/2a clinical trial (ii) the estimated cost and timeline of reformulating SNS01-T and (iii) the limited availability of funds. We are continuing to access potential alternatives for the Factor 5A technology, including combining it with our Chimerasome technology.

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

On September 1, 1998, we entered into, and had extended through August 31, 2015, a research and development agreement with the University of Waterloo and Dr. John Thompson, our scientific founder, as the principal inventor. The Research and Development Agreement provided that the University of Waterloo would perform research and development under our direction, and we would pay for the cost of this work and make certain payments to the University of Waterloo. In return for payments made under the Research and Development Agreement, we have all rights to the intellectual property derived from the research. In accordance with the terms of the research and development agreement, we terminated the agreement on December 31, 2014.

In order to pursue the above research initiatives, as well as other research initiatives that may arise, we will use our cash reserves as of March 31, 2015. However, it will be necessary for us to raise a significant amount of additional working capital in the future. If we are unable to raise the necessary funds, we may be required to significantly curtail the future development of some or all of our research initiatives and we will be unable to pursue other possible research initiatives.

We may further expand our research and development program beyond the initiatives listed above to include other diseases and research centers.

Intellectual Property

As previously disclosed, we have suspended all development of the agricultural applications of our intellectual property. As of March 31, 2015, we are not planning to continue to prosecute or maintain these patents.

Also, in October 2014, we decided to suspend all development of the Factor 5A technology based on our limited capital resources and the totality of the safety and efficacy data resulting from our Phase 1b/2a clinical trial. As we were unable to determine if or when the development would be resumed, we were unable to determine what the future undiscounted cash flows from these patents could be. Therefore, as of September 30, 2014, we determined that the carrying value of our patents and patent applications related to Factor 5A were impaired. Accordingly, we recorded an impairment of the full carrying value of our patents related to Factor 5A in the amount of $2,290,836. During the quarter ended March 31, 2015, we determined that we would no longer continue to prosecute or maintain these patents.

We continue to develop our intellectual property internally and by in-licensing certain intellectual property related to our antibody platforms and our chimerasome technology.

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

Liquidity and Capital Resources

Overview

For the nine months ended March 31, 2015, net cash of $4,924,021 was used in operating activities primarily due to a net loss of $17,157,006 which was reduced by non-cash expenses of $12,198,331. Cash used in operating activities was increased by changes in operating assets and liabilities in the amount of $34,654.

The $34,654 change in operating assets and liabilities was the result of a decrease in prepaid research supplies and expenses in the amount of $315,141 and an increase in deferred revenue in the amount of $112,500, which was partially offset by a decrease in accounts payable and accrued expenses in the amount of $347,388 due to the timing of the expenses and payments and an increase in security deposits in the amount of $45,599.

During the nine months ended March 31, 2015, cash used for investing activities amounted to $717,339, which was related to capitalized patent costs and the purchase of equipment, furniture and fixtures.

As of March 31, 2015, our cash balance totaled $469,980, and we had a working capital deficit of $1,057,372.

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

On May 1, 2015 and May 7, 2015, we received aggregate net proceeds of $2,744,721 from the issuance of preferred stock, common stock and warrants. We anticipate that, based upon our cash balance at March 31, 2015 and the net proceeds from the issuance of preferred stock, common stock and warrants on May 1, 2015 and May 7, 2015, we will be able to fund our operations through at least November 30, 2015. Over such period, we plan to fund our research and development and commercialization activities by:

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

Results of Operations

Three Months Ended March 31, 2015 and Three Months Ended March 31, 2014

The results of operations for the three months ended March 31, 2015, include the results of operations of Fabrus, Inc., our wholly owned subsidiary that was acquired on May 16, 2014. The results of operations for the three months ended March 31, 2014 do not include the results of operations of Fabrus, Inc.

The net loss for the three months ended March 31, 2015 was $1,227,075. The net loss for the three months ended March 31, 2014 was $2,146,754. Such a change represents a decrease in net loss of $919,679, or 42.8%. This decrease in net loss was primarily the result of a decrease in general and administrative and research and development expenses.

Revenue

Revenue in the amount of $37,500 for the three months ended March 31, 2015 represented the amortization of deferred revenue.

There was no revenue during the three months ended March 31, 2014.

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

General and Administrative Expenses

	Three Months Ended March 31,
	2015	2014	Change	%
	(in thousands, except % values)

Payroll and benefits	$98	$158	$(60)	(38.0)%
Investor relations	13	147	(134)	(91.1)%
Professional fees	205	465	(260)	(55.9)%
Other general and administrative	254	104	150	144.2%
	570	874	(304)	(34.8)%
Stock-based compensation	457	289	168	58.1%
Total general and administrative	$1,027	$1,163	$(136)	(11.7)%

•	Payroll and benefits were lower primarily due to the closing the New Jersey office during the quarter ended December 31, 2014.

•	Investor relations fees were lower primarily due to the expenses incurred during the three months ended March 31, 2014 relating to an investor relations program that started in August 2013. We did not incur those expenses during the three months ended March 31, 2015.

•	Professional fees were lower primarily as a result of legal fees and consulting costs incurred during the three months ended March 31, 2014 in connection with the activity related to the acquisition of Fabrus, Inc. We did not incur those costs during the three months ended March 31, 2015.

•	Other general and administrative expenses were higher primarily due to an increase in Delaware franchise taxes, which was partially offset by a decrease in travel and director fees.

•	Stock-based compensation was higher primarily due to an option issued in connection with a consulting agreement during the three months ended March 31, 2015.

We expect cash-based general and administrative expenses to remain relatively unchanged over the next twelve months.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2015 include costs incurred by Senesco, Inc. in the amount of $202,000, which was offset by a gain on forgiveness of debt the amount of $443,000, and costs incurred by Fabrus, Inc. in the amount of $476,000.

Research and development expenses for the three months ended March 31, 2014 do not include any costs incurred by Fabrus, Inc., as the Company acquired Fabrus, Inc. in May 2014.

	Three Months Ended March 31,
	2015	2014	Change	%
	(in thousands, except % values)
Payroll and benefits	$380	$42	$338	804.8%
Phase 1b/2a clinical trial	47	555	(508)	(91.5)%
Research supplies	58	-	58	-
Research contract with the University of Waterloo	(18)	63	(81)	(128.5)%
Consultants	30	126	(96)	(76.7)%
Rent	94	-	94	-
Depreciation and amortization	38	85	(47)	(55.2)%
Other research and development...	8	77	(69)	(89.6)%
	637	948	(311)	(32.6)%
Gain on forgiveness of debt	(443)	-	(443)	-
	194	948	(754)	(79.5)%
Stock-based compensation	41	18	23	127.8%
Total research and development	$235	$966	$(731)	(75.7)%

•	Payroll and benefits were higher primarily due to an increase in headcount due to the acquisition of Fabrus, Inc. in May 2014.

•	Phase 1b/2a clinical trial expenses were lower because we concluded patient dosing in the trial during the quarter ended September 30, 2014.

•	Research supplies were higher primarily due to the acquisition of Fabrus, Inc. research programs in May 2014.

•	Research contract with the University of Waterloo is lower due to the termination of the agreement on December 31, 2014 and an overaccrual of termination costs in December 2014.

•	Consultants were lower primarily due to the completion of patient dosing in our Phase 1b/2a clinical trial in September 2014 and the suspension of the SNS01-T program.

•	Rent was higher due to the addition of laboratory space in San Diego, California in connection with the acquisition of Fabrus, Inc. in May 2014.

•	Legal was higher due to the impairment in the agricultural patent costs at June 30, 2014 and the Factor 5A human health patents in September 2014. As a result, the legal fees in connection with the prosecution of these patents are now being expensed as incurred instead of capitalized.

•	Depreciation and amortization was lower due to the impairment of the agricultural patents at June 30, 2014 and the Factor 5A human health patents at September 30, 2014. As a result, we are no longer incurring amortization charges on those patents. This was partially offset by an increase in depreciation in connection with the equipment acquired in connection with the acquisition of Fabrus, Inc. in May 2014.

•	The gain on forgiveness of debt represents settlements of accounts payable with certain vendors for an amount less than was recorded.

•	Stock-based compensation was higher primarily due to the Black-Scholes value of options issued in connection with the acquisition of Fabrus, Inc. in May 2014; and option grants in November 2014, which are being charged to operations over the vesting period.

If we are able to raise additional capital or complete a strategic transaction, we expect our research and development costs to increase as we resume development of our antibody program.

Nine Months Ended March 31, 2015 and Nine Months Ended March 31, 2014

The results of operations for the nine months ended March 31, 2015, include the results of operations of Fabrus, Inc., our wholly owned subsidiary that was acquired on May 16, 2014. The results of operations for the nine months ended March 31, 2014 do not include the results of operations of Fabrus, Inc.

The net loss for the nine months ended March 31, 2015 was $17,157,006. The net loss for the nine months ended March 31, 2014 was $5,550,725. Such a change represents an increase in net loss of $11,606,281, or 209.1%. This increase in net loss was primarily the result of an impairment of goodwill, patents written off, an increase in general and administrative expenses and research and development expenses.

Revenue

Revenue in the amount of $37,500 for the nine months ended March 31, 2015 represented the amortization of deferred revenue.

Total revenue in the amount of $100,000 during the nine months ended March 31, 2014 consisted of a milestone payment in connection with an agricultural license agreement.

General and Administrative Expenses

	Nine Months Ended March 31,
	2015	2014	Change	%
	(in thousands, except % values)

Payroll and benefits	$964	$452	$512	113.3%
Investor relations	154	672	(518)	(77.0)%
Professional fees	664	681	(17)	2.4%
Other general and administrative	530	261	269	103.1%
	2,312	2,066	246	11.9%
Stock-based compensation	743	812	(69)	(8.4)%
Total general and administrative	$3,055	$2,878	$177	6.2%

•	Payroll and benefits were higher primarily as a result of severance payments due to terminated employees as a result of closing the New Jersey office in November 2014 and as a result of hiring a new CEO in June 2014.

•	Investor relations fees were lower primarily due to the expenses incurred during the nine months ended March 31, 2014 relating to an investor relations program that started in August 2013. We did not incur those expenses this year.

•	Professional fees were lower primarily as a result of a decrease in consultants used in connection with the Fabrus, Inc. acquisition during the nine months ended March 31, 2014, which was mostly offset by an increase in accounting fees due to the additional bookkeeping, consulting and auditing fees related to the acquisition of Fabrus, Inc. and an increase in legal fees due to the closing of the New Jersey office.

•	Other general and administrative expenses were higher primarily due to an increase in Delaware franchise taxes, moving costs and travel, which was partially offset by a decrease in director fees.

•	Stock-based compensation was lower primarily because grants of stock and options issued during the nine months ended March 31, 2014 had a higher black-scholes value than options issued during the nine months ended March 31, 2015.

Research and Development Expenses

Research and development expenses for the nine months ended March 31, 2015 include costs incurred by Senesco, Inc. in the amount of $2,485,000, which was offset by a gain on forgiveness of debt the amount of $443,000, and costs incurred by Fabrus, Inc. in the amount of $1,685,000.

Research and development expenses for the nine months ended March 31, 2014 do not include any costs incurred by Fabrus, Inc., as the Company acquired Fabrus, Inc. in May 2014.

	Nine Months Ended March 31,
	2015	2014	Change	%
	(in thousands, except % values)
Payroll and benefits	$1,078	$129	$949	735.6%
Phase 1b/2a clinical trial	717	1,305	(588)	(45.0)%
Research supplies	193	12	181	1508.3%
Research contract with the University of Waterloo	285	294	(9)	(3.0)%
Consultants	293	381	(88)	(23.0)%
Rent	239	-	239	-
Legal	227	21	206	980.9%
Depreciation and amortization	136	237	(101)	(42.6)%
Other research and development	197	77	120	155.8%
	3,365	2,456	909	37.0%
Gain on forgiveness of debt	(443)	-	(443)	-
	2,922	2,456	466	18.9%
Write-off of prepaid research supplies	670	-	670	-
Stock-based compensation	135	51	84	164.7%
Total research and development	$3,727	$2,507	$1,220	48.6%

•	Payroll and benefits were higher primarily due to an increase in headcount due to the acquisition of Fabrus, Inc. in May 2014.

•	Phase 1b/2a clinical trial expenses were lower because we concluded patient dosing in the trial during the quarter ended September 30, 2014.

•	Research supplies were higher primarily due to the acquisition of Fabrus, Inc. research programs in May 2014.

•	Research contract with the University of Waterloo is lower due to the termination of the agreement on December 31, 2014.

•	Consultants were lower primarily due to the completion of patient dosing in our Phase 1b/2a clinical trial in September 2014 and the suspension of the SNS01-T program, which was partially offset by the addition of consultants in connection with the acquisition of Fabrus, Inc. in May 2014.

•	Rent was higher due to the addition of laboratory space in San Diego, California in connection with the acquisition of Fabrus, Inc. in May 2014.

•	Legal was higher due to the impairment in the agricultural patent costs at June 30, 2014 and the Factor 5A human health patents in September 2014. As a result, the legal fees in connection with the prosecution of these patents are now being expensed as incurred instead of capitalized.

•	Depreciation and amortization was lower due to the impairment of the agricultural patents at June 30, 2014 and the Factor 5A human health patents at September 30, 2014. As a result, we are no longer incurring amortization charges on those patents. This was partially offset by an increase in depreciation in connection with the equipment acquired in connection with the acquisition of Fabrus, Inc. in May 2014.

•	Other research and development costs were higher primarily due to the acquisition of Fabrus, Inc. in May 2014 and moving the Fabrus, Inc. lab to a new facility in October 2014.

•	The gain on forgiveness of debt represents settlements of accounts payable with certain vendors for an amount less than was recorded.

•	During the quarter ended September 30, 2014, we concluded our Phase 1b/2a clinical trial but did not use all of the material purchased for the clinical trial. As we have put the clinical program for this product candidate on hold, we wrote-off the cost of the remaining material at September 30, 2014.

•	Stock-based compensation was higher primarily due to the Black-Scholes value of options issued in connection with the acquisition of Fabrus, Inc. in May 2014, which is being charged to operations over the vesting period.

Impairment of Goodwill

As of December 31, 2014, we reviewed the underlying assumptions and current market conditions and determined that the goodwill recorded in connection with the acquisition of Fabrus, Inc. on May 16, 2014 was impaired. Accordingly we recorded an impairment of goodwill in the amount of $8,121,966.

Write-off of patents

In October 2014, we put the development of Factor 5A for human health applications on hold. As we did not know if or when the development would be resumed, we are unable to determine what the future undiscounted cash flows from these patents will be. As such, we recorded an impairment to all of these patent costs in the net amount of $2,290,836 at September 30, 2014 and are expensing any future patent costs related to Factor 5A as incurred. During the quarter ended March 31, 2015, we determined that we would discontinue the prosecution and maintenance of the Factor 5A patents.

Contractual Obligations and Contingent Liabilities

During the nine months ended March 31, 2015, there were changes to our contractual obligations and commitments as follows:

On November 17, 2014, we entered into a Retention Agreement with our VP-Preclinical Research, whereby he began receiving severance payments and additional benefits for six (6) months following his termination of employment on November 30, 2014.

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

Effective December 31, 2014, we terminated our Research Agreement with the University of Waterloo.

The following table lists our cash contractual obligations as of March 31, 2015:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Facility, Rent and Operating Leases	$551,598	$346,427	$205,171	$—	$—
Employment and Consulting Agreements	$196,664	$196,664	$—	$—	$—
Total Contractual Cash Obligations	$748,262	$543,091	$205,171	$—	$—

Also, on January 8, 2015, Ronald A. Martell delivered to us notice of his resignation as Chief Executive Officer and as a member of the Board, effective upon delivery of the notice. Our board of directors accepted Mr. Martell’s notice of resignation and thanked him for his service. Mr. Martell had served as our Chief Executive Officer and as a member of our board of directors since June 2014.

Off Balance-Sheet Arrangements

We do not have any off balance-sheet arrangements.

Item 3.                   Quantitative and Qualitative Disclosures about Market Risk.

Foreign Currency Risk

Our financial statements are denominated in United States dollars and all of our contracts are denominated in United States dollars. Therefore, we believe that fluctuations in foreign currency exchange rates will not result in any material adverse effect on our financial condition or results of operations. In the event we derive a greater portion of our revenues from international operations or in the event a greater portion of our expenses are incurred internationally and denominated in a foreign currency, then changes in foreign currency exchange rates could affect our results of operations and financial condition.

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

The principal executive officer and principal financial officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2015. Based on this evaluation, they have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.

(b)	Changes in internal controls.

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the three month period ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Based on the cash on hand at March 31, 2015 and the aggregate net proceeds from the issuance of preferred stock, common stock and warrants on May 1, 2015 and May 7, 2015, we believe we have enough cash to fund operations through at least November 30, 2015.

We have a limited operating history and have incurred substantial losses and expect to incur future losses.

We are a development stage biotechnology company with a limited operating history and limited assets and capital. We have incurred losses each year since inception and had an accumulated deficit of $105,478,850 at March 31, 2015. We have generated minimal revenues by licensing our technology to companies willing to share in our development costs. In addition, our technology may not be ready for commercialization for several years. We expect to continue to incur losses for the next several years because we anticipate that our expenditures on research and development and administrative activities will significantly exceed our revenues during that period. We cannot predict when, if ever, we will become profitable.

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

Based on the cash on hand as of March 31, 2015 and the aggregate net proceeds from the issuance of preferred stock, common stock and warrants on May 1, 2015 and May 7, 2015, we believe that at the projected rate of spending we should have sufficient cash to maintain our present operations at least through November 30, 2015.

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

As of March 31, 2015, we had a cash balance of $469,980 and a working capital deficit of $1,057,372. We received net proceeds in the amount of $2,744,721 from the issuance of preferred stock, common stock and warrants on May 1, 2015 and May 7, 2015. Using our available reserves as of March 31, 2015 and the net proceeds from the issuance of preferred stock, common stock and warrants, we believe that we can operate according to our current business plan at least through November 30, 2015.

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

In addition, in connection with any funding, if we need to issue more equity securities than our certificate of incorporation currently authorizes we will need stockholder approval. If stockholder approval is not obtained or if adequate funds are not available, we may be required to curtail operations significantly or to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies, product candidates, products or potential markets. Investors may experience dilution in their investment from future offerings of our common stock. For example, if we raise additional capital by issuing equity securities, such an issuance would reduce the percentage ownership of existing stockholders. In addition, assuming the exercise of all options and warrants outstanding and the conversion of the preferred stock into common stock, as of March 31, 2015, we had 476,821,106 shares of common stock authorized but unissued and unreserved, which may be issued from time to time by our board of directors. Furthermore, we may need to issue securities that have rights, preferences and privileges senior to our common stock. Failure to obtain financing on acceptable terms would have a material adverse effect on our liquidity.

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

As a result of the substantial length of time and expense associated with developing products and bringing them to the marketplace in the biotechnology industry, obtaining and maintaining patent and trade secret protection for technologies, products and processes is of vital importance. Our success will depend in part on several factors, including, without limitation:

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

We may be unable to compete successfully against our current and future competitors, which may result in price reductions, reduced margins and the inability to achieve market acceptance for products containing our technology Many of these competitors have substantially greater financial, marketing, sales, distribution and technical resources than us and have more experience in research and development, clinical trials, regulatory matters, manufacturing and marketing. We anticipate increased competition in the future as new companies enter the market and new technologies become available. Our technology may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors, which will prevent or limit our ability to generate revenues from the commercialization of our technology.

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

We have performed clinical trials in connection with our human therapeutic applications, which are subject to FDA approval. Additionally, federal, state and foreign regulations relating to human therapeutic applications developed through biotechnology are subject to public concerns and political circumstances, and, as a result, regulations have changed and may change substantially in the future. Accordingly, we may become subject to governmental regulations or approvals or become subject to licensing requirements in connection with our research and development efforts. We may also be required to obtain such licensing or approval from the governmental regulatory agencies described above, or from state agencies, prior to the commercialization of our human therapeutic technology. If unfavorable governmental regulations are imposed on our technology or if we fail to obtain licenses or approvals in a timely manner, we may not be able to continue our operations.

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

As of March 31, 2015, our executive officers and directors together beneficially own approximately 27% of the outstanding shares of our common stock, assuming the exercise of options and warrants which are currently exercisable or will become exercisable within 60 days of March 31, 2015, held by these stockholders. Additionally, there are four shareholders that each beneficially own more than 5% of the outstanding shares of our common stock. As a result, these stockholders, acting together, will be able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over then-current market prices.

A significant portion of our total outstanding shares of common stock may be sold in the market in the near future, which could cause the market price of our common stock to drop significantly.

As of March 31, 2015, we had 13,975,140 shares of our common stock issued and outstanding and 380 shares of convertible preferred stock outstanding which can convert into 190,000 shares of common stock. As of March 31, 2015, all of our outstanding shares of common stock are registered pursuant to registration statements on Forms S-1 or S-3 or are either eligible to be sold under Rule 144 of the Securities Act of 1933, as amended, or are in the public float. In addition, we have registered 1,876,722 shares of our common stock underlying warrants previously issued and still outstanding and we registered 4,917,670 shares of our common stock underlying options granted or to be granted under our stock option plans. Consequently, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, may have a material adverse effect on our stock price.

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

For example, during the quarter ended March 31, 2015, our common stock traded between $0.51 and $0.90 per share.

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

As of March 31, 2015, we have outstanding 380 shares of convertible preferred stock which may convert into 190,000 shares of our common stock and warrants to purchase 3,977,594 shares of our common stock.  In addition, as of March 31, 2015, we have reserved 4,919,924 shares of our common stock for issuance upon the exercise of options granted or available to be granted pursuant to our stock option plan, all of which may be granted in the future.  Furthermore, in connection with the preferred stock agreements, we are required to reserve an additional 116,236 shares of common stock. The conversion of the convertible preferred stock and the exercise of these options and warrants will result in dilution to our existing stockholders and could have a material adverse effect on our stock price. The conversion price of the convertible preferred stock is also subject to certain anti-dilution adjustments.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits.

Exhibit No.	Description
10.1	Consulting Agreement, dated as of January 9, 2015, by and between Sevion Therapeutics, Inc. and The David Stephen Group LLC (Incorporated by reference to Exhibit 10.6 on the Form 10-Q filed on February 17, 2015.
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).
31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350. (furnished herewith).
32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350. (furnished herewith).
101.1	Financial Statements from the Quarterly Report on Form 10-Q of Sevion Therapeutics, Inc. for the quarter ended March 31, 2015, filed on May 14, 2015, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Stockholder’s Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements. (filed herewith).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEVION THERAPEUTICS, INC.

DATE: May 14, 2015	By:	/s/ David Rector
David Rector
Chief Executive Officer
(Principal Executive Officer)

DATE: May 14, 2015	By:	/s/ Joel Brooks
Joel Brooks
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)

