Form 10-K
period 2015-06-30
Sevion Therapeutics, Inc.
filed 2015-10-09
CIK 1035354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ___________ to _____________

Commission file number: 001-31326

SEVION THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1368850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4045 Sorrento Valley Boulevard, San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)

(858) 909-0749
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No ☒

As of December 31, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $9,102,633, based on the closing sales price as reported on the OTCQB Marketplace on that date.

The number of shares outstanding of each of the registrant's classes of common stock, as of September 15, 2015:

Class	Number of Shares

Common Stock, $0.01 par value	20,389,809
Preferred Stock, $0.01 par value	235,384

- i -

PART I

Item 1.	Business.

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

Other Antibodies

We have discovered fully human antibodies against additional oncology targets, including ErbB2, ErbB3, CXCR4, and GLP1R which have been engineered to have activity in in vitro systems. These cell surface proteins are validated, therapeutically high value targets in the disease fields of oncology and diabetes. Additionally, we have early stage antibodies against other undisclosed targets which were derived from our addressed library platform.

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

On December 18, 2014, we entered into a Collaboration Agreement with CNA Development, LLC, an affiliate of Janssen Pharmaceuticals, Inc., or Janssen, to discover antibodies using our spatially addressed library platform. The collaboration, facilitated by the Johnson & Johnson Innovation Center in California, will include discovery of antibodies against multiple targets in several therapeutic areas. We and Janssen will jointly conduct research on antibodies discovered by us, and Janssen will have an option to an exclusive license to develop, manufacture, and commercialize candidates resulting from the collaboration. Under the terms of the agreement, we will receive an up-front payment and research support payments for activities conducted in collaboration with Janssen. For candidates licensed by Janssen, we would be eligible to receive payments upon the achievement of certain development and commercial milestones potentially totaling up to $125 million as well as low single digit royalties on product sales.

In order to pursue the above research initiatives, as well as other research initiatives that may arise, we will use our cash reserves. However, it will be necessary for us to raise a significant amount of additional working capital in the future. If we are unable to raise the necessary funds, we may be required to significantly curtail the future development of some or all of our research initiatives and we will be unable to pursue other possible research initiatives.

We may further expand our research and development program beyond the initiatives listed above to include other diseases and research centers.

Intellectual Property

We continue to develop our intellectual property internally and by in-licensing certain intellectual property related to our antibody platforms and our chimerasome technology.

Prior to the fourth quarter of fiscal 2015, certain patent related costs were capitalized. We concluded, based on historical write offs of patent cost, that the future beneficial value of our patent assets were uncertain and as such made a change to our accounting policy. This change is considered a change in estimate for accounting purposes and is reflected on a prospective basis beginning in the fourth quarter of fiscal 2015.

Government Regulation

Our ongoing preclinical research with cell lines and lab animal models of human disease is not currently subject to the FDA requirements that govern clinical trials. Generally, the FDA must approve any drug or biologic product before it can be marketed in the United States. In addition, prior to being sold outside of the United States, any product candidates must be approved by the regulatory agencies of foreign governments. Prior to filing a new drug application or biologics license application with the FDA, we would have to perform extensive clinical trials, and prior to beginning any clinical trial, we need to perform extensive preclinical testing which could take several years and may require substantial expenditures.

Employees

We have nine (9) employees, three (3) of whom are executive officers and who are involved in our management and we also have five (5) consultants.

We may contract research to university laboratories or to other companies in order to advance the development of our technology.

Safe Harbor Statement

The statements contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In particular, our statements regarding the anticipated growth in the markets for our technologies, the continued advancement of our research, the approval of our patent applications, the successful implementation of our commercialization strategy, including the success of our product candidates, statements relating to our patent applications, the anticipated long term growth of our business, the results of our preclinical or clinical studies, if any, the quotation of the Company’s common stock on an over-the-counter securities market, and the timing of the projects and trends in future operating performance are examples of such forward-looking statements. The forward-looking statements include risks and uncertainties, including, but not limited to, our ability to continue as a going concern, our limited operating history, our need for additional capital to fund our operations until we are able to generate a profit, the current economic environment, our outsourcing of our research and development activities, our significant future capital needs, our dependence on our patents and proprietary rights and the enforcement of these rights, the potential for our competitors or third parties to allege that we are infringing upon their intellectual property rights, the potential that our security measures may not adequately protect our unpatented technology, potential difficulty in managing our growth and expanding our operations, our lack of marketing or sales history and dependence on third-party marketing partners, our potential future dependence on joint ventures and strategic alliances to develop and market our technology, the intense competition in the biotechnology industry, the various government regulations that our business is subject to, the potential that our preclinical studies of our product candidates may be unsuccessful, any inability to license from third parties their proprietary technologies or processes which we use in connection with the development of our technology, the length, expense and uncertainty associated with future clinical trials for our product candidates, the potential that, even if we receive regulatory approval, consumers may not accept products containing our technology, our dependence on key personnel, the potential that certain provisions of our charter, by-laws and Delaware law could make a takeover difficult, political and social turmoil, the potential that our management and other affiliates, due to their significant control of our common stock have the ability to significantly influence our actions, the potential that a significant portion of our total outstanding shares of common stock may be sold in the market in the near future, the limited trading market of our common stock, fluctuations in the market price of our common stock, our dividend policy and potential for our stockholders to be diluted.

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

Our recurring losses from operations and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements for the fiscal year ended June 30, 2015. Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of the common shares of our stock and we may have a more difficult time obtaining financing.

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

Based on the cash on hand as of June 30, 2015 and the aggregate net proceeds from the issuance of preferred stock, common stock and warrants on July 27, 2015, we believe we have enough cash to fund operations through at least June 30, 2016.

We have a limited operating history and have incurred substantial losses and expect to incur future losses.

We are a development stage biotechnology company with a limited operating history and limited assets and capital. We have incurred losses each year since inception and had an accumulated deficit of $107,182,976 at June 30, 2015. We have generated minimal revenues by licensing our technology for certain crops to companies willing to share in our development costs. In addition, our technology may not be ready for commercialization for several years. We expect to continue to incur losses for the next several years because we anticipate that our expenditures on research and development and administrative activities will significantly exceed our revenues during that period. We cannot predict when, if ever, we will become profitable.

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

Based on the cash on hand as of June 30, 2015 and the aggregate net proceeds from the issuance of preferred stock, common stock and warrants on July 27, 2015, we believe we have enough cash to fund operations through at least June 30, 2016.

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

Some of the materials necessary for the manufacture of our compounds under development may, from time to time, be available either in limited quantities, or from a limited number of manufacturers, or both. Our contract manufacturers need to obtain these materials for our preclinical and clinical trials and, potentially, for commercial distribution when and if we obtain marketing approval for these compounds. Suppliers may not sell us these materials at the time we need them or on commercially reasonable terms. If we are unable to obtain the materials needed to conduct our preclinical and clinical trials, product testing and potential regulatory approval could be delayed, adversely affecting our ability to develop the product candidates. Similarly, if we are unable to obtain critical manufacturing materials after regulatory approval has been obtained for a product candidate, the commercial launch of that product candidate could be delayed or there could be a shortage in supply, which could materially affect our ability to generate revenues from that product candidate. If suppliers increase the price of manufacturing materials, the price for one or more of our products may increase, which may make our products less competitive in the marketplace. If it becomes necessary to change suppliers for any of these materials or if any of our suppliers experience a shutdown or disruption at the facilities used to produce these materials, due to technical, regulatory or other reasons, it could harm our ability to manufacture our products.

We depend on a limited number of technologies and, if our technologies are not commercially successful, we will have no alternative source of revenue.

Our primary business is the development and licensing of technology to discover and engineer monoclonal antibodies. Our future revenue and profitability critically depend upon our ability, or our licensees’ ability, to successfully develop apoptosis and senescence gene technology and later license or market such technology. We have conducted certain preliminary cell-line and animal experiments, which have provided us with data upon which we have designed additional research programs. However, we cannot give any assurance that our technology will be commercially successful or economically viable for any therapeutic applications.

In addition, no assurance can be given that adverse consequences might not result from the use of our technology such as the development of negative effects on patients that receive our product candidates. Our failure to obtain market acceptance of our technology or the failure of our current or potential licensees to successfully commercialize such technology would have a material adverse effect on our business.

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

As of June 30, 2015, we had a cash balance of $3,334,626 and working capital of $2,951,210. Using our available reserves as of June 30, 2015, and the aggregate net proceeds from the issuance of preferred stock, common stock and warrants on July 27, 2015, we believe that we can operate according to our current business plan at least through June 30, 2016.

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

Investors may experience dilution in their investment from future offerings of our common stock. For example, if we raise additional capital by issuing equity securities, such an issuance would reduce the percentage ownership of existing stockholders. In addition, assuming the exercise of all options and warrants outstanding and the conversion of the preferred stock into common stock, as of June 30, 2015, we had 461,262,961 shares of common stock authorized but unissued and unreserved, which may be issued from time to time by our board of directors. Furthermore, we may need to issue securities that have rights, preferences and privileges senior to our common stock. Failure to obtain financing on acceptable terms would have a material adverse effect on our liquidity.

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

Use of our technology, if developed for human therapeutic applications, is subject to FDA regulation. The FDA must approve any drug or biologic product before it can be marketed in the United States. In addition, prior to being sold outside of the United States, any of our product candidates must be approved by the regulatory agencies of foreign governments. Prior to filing a new drug application or biologics license application with the FDA, we would have to perform extensive clinical trials, and prior to beginning any clinical trial, we would need to perform extensive preclinical testing which could take several years and may require substantial expenditures.

We expect to perform clinical trials in connection with our product candidates, which are subject to FDA approval. Additionally, federal, state and foreign regulations relating to human therapeutic applications developed through biotechnology are subject to public concerns and political circumstances, and, as a result, regulations have changed and may change substantially in the future. Accordingly, we may become subject to governmental regulations or approvals or become subject to licensing requirements in connection with our research and development efforts. We may also be required to obtain such licensing or approval from the governmental regulatory agencies described above, or from state agencies, prior to the commercialization of our human therapeutic technology. If unfavorable governmental regulations are imposed on our technology or if we fail to obtain licenses or approvals in a timely manner, we may not be able to continue our operations.

Preclinical studies of our product candidates may be unsuccessful, which could delay or prevent regulatory approval.

Preclinical studies may reveal that one or more of our product candidates is ineffective or harmful, and/or may be unsuccessful in demonstrating efficacy and safety of our human therapeutic technology, which would significantly limit the possibility of obtaining regulatory approval for any drug or biologic product manufactured with our technology. The FDA requires submission of extensive preclinical, clinical and manufacturing data to assess the efficacy and safety of potential products. Any delay in receiving approval for any applicable IND from the FDA would result in a delay in the commencement of the related clinical trial. Additionally, we could be required to perform additional preclinical studies prior to the FDA approving any applicable IND. Furthermore, the success of preliminary studies does not ensure commercial success, and later-stage clinical trials may fail to confirm the results of the preliminary studies.

Our success will depend on the success of our clinical trials of our product candidates.

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

Clinical trials for our product candidates will be lengthy and expensive and their outcome is uncertain.

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

If we are unable to successfully remediate the material weakness in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

In connection with the audit of our fiscal year 2015 consolidated financial statements, our auditors noted a material weakness in our internal controls, principally relating to the review of the accounting and calculation surrounding our equity-linked financial instruments. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting that results in more than reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. We cannot assure that any measures that we take to correct this material weakness will fully remediate the deficiencies or material weakness described above. We also cannot assure you that we have identified all of our existing significant deficiencies and material weaknesses, or that we will not in the future have additional significant deficiencies or material weaknesses.

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

As of June 30, 2015, our executive officers and directors together beneficially own approximately 21% of the outstanding shares of our common stock, assuming the exercise of options and warrants which are currently exercisable or will become exercisable within 60 days of June 30, 2015, held by these stockholders. Additionally, there are four shareholders that each beneficially own more than 5% of the outstanding shares of our common stock. As a result, these stockholders, acting together, will be able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over then-current market prices.

A significant portion of our total outstanding shares of common stock may be sold in the market in the near future, which could cause the market price of our common stock to drop significantly.

As of June 30, 2015, we had 18,752,813 shares of our common stock issued and outstanding, 380 shares of Series A convertible preferred stock outstanding which can convert into 506,666 shares of common stock and 235,837 shares of Series C convertible preferred stock outstanding which can convert into 2,358,370 shares of common stock. As of June 30, 2015, all of our outstanding shares of common stock are registered pursuant to registration statements on Forms S-1 or S-3 or are either eligible to be sold under Rule 144 of the Securities Act of 1933, as amended, or are in the public float. In addition, we have registered 1,876,722 shares of our common stock underlying warrants previously issued and still outstanding and we registered 4,917,670 shares of our common stock underlying options granted or to be granted under our stock option plans. Consequently, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, may have a material adverse effect on our stock price.

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

For example, during the fiscal year ended June 30, 2015, our common stock traded between $0.51 and $2.88 per share.

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

As of June 30, 2015, we have outstanding 380 shares of Series A convertible preferred stock which may convert into 506,666 shares of common stock, 235,837 shares of Series C convertible preferred stock outstanding which can convert into 2,358,370 shares of common stock and warrants to purchase 7,332,776 shares of our common stock.  In addition, as of June 30, 2015, we have reserved 4,917,670 shares of our common stock for issuance upon the exercise of options granted or available to be granted pursuant to our stock option plan, all of which may be granted in the future.  Furthermore, in connection with the preferred stock agreements, we are required to reserve an additional 4,868,740 shares of common stock. The conversion of the convertible preferred stock and the exercise of these options and warrants will result in dilution to our existing stockholders and could have a material adverse effect on our stock price. The conversion price of the convertible preferred stock is also subject to certain anti-dilution adjustments.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Effective October 10, 2014, we lease office space in San Diego, California for a current monthly rental fee of $22,728. The lease expires on October 31, 2016. The office and laboratory space is in good condition, and we believe they will adequately serve as our headquarters and laboratory over the term of the lease. We also believe that the office and laboratory space is adequately insured by the lessors.

Item 3.	Legal Proceedings.

We are not currently a party to any legal proceedings; however, we may become involved in various claims and legal actions arising in the ordinary course of business.

Item 4.	Mine Safety Disclosures.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock currently trades on the OTCQB Marketplace under the symbol SVON.

The following table sets forth, for each of the quarters since the quarter ended September 30, 2013, the range of the high and low bid information for our common shares quoted on the OTCQB Marketplace. The prices in the table represent prices between dealers and do not include adjustments for retail mark-up, markdown or commission and may not represent actual transactions.

Quarter Ended	Common Stock
	High	Low

September 30, 2013	$7.00	$1.90
December 31, 2013	$6.35	$3.00
March 31, 2014	$6.09	$3.03
June 30, 2014	$3.69	$2.40
September 30, 2014	$2.88	$1.28
December 31, 2014	$1.60	$0.51
March 31, 2015	$0.90	$0.51
June 30, 2015	$1.57	$0.63

As of September 15, 2015, the approximate number of holders of record of our common stock was 171. This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

We have neither paid nor declared dividends on our common stock since our inception, and we do not plan to pay dividends on our common stock in the foreseeable future. We expect that any earnings, which we may realize, will be retained to finance the growth of our company.

The following table provides information about the securities authorized for issuance under our equity compensation plans as of June 30, 2015.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights and restricted stock units		Weighted-average exercise price of outstanding options, warrants and rights and restricted stock units	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,626,919	(1)	$4.45	3,290,751	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	1,626,919	(1)	$4.45	3,290,751	(2)

(1)	Issued pursuant to our 1998 Stock Plan and 2008 Stock Plan.

(2)	Available for future issuance pursuant to our 2008 Stock Plan.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

None, except as previously disclosed on our Quarterly Reports on Forms 10-Q and Current Reports on Forms 8-K.

The graph below matches Sevion Therapeutics, Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NYSE MKT Composite index and the RDG MicroCap Biotechnology index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from June 30, 2010 to June 30, 2015.

	6/10	6/11	6/12	6/13	6/14	6/15

Sevion Therapeutics, Inc.	100.00	88.89	66.03	8.57	8.89	3.05
NYSE MKT Composite	100.00	136.56	139.01	139.81	184.33	158.66
RDG MicroCap Biotechnology	100.00	104.62	112.91	93.36	87.91	59.50

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data.

The following Selected Financial Data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10-K.

SELECTED FINANCIAL DATA

	Fiscal Year Ended June 30,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Statement of Operations Data:

Revenue	$75	$100	$-	$200	$-

Operating expenses:

General and administrative	3,170	3,683	2,500	2,724	2,610
Research and development	4,568	3,339	2,086	2,566	3,720
Acquisition related costs	-	545	-	-	-
Impairment of Goodwill	8,122	-	-	-	-
Impairment and write-off of patents abandoned	2,291	1,681	64	321	1,588

Total operating expenses	18,151	9,248	4,650	5,611	7,918

Loss from operations	(18,076)	(9,148)	(4,650)	(5,411)	(7,918)

Grant income	-	-	-	-	244
Fair value – stock right	12	-	-	-	-
Fair value – warrant liability	3	-	371	472	609
Other noncash expense	-	-	-	-	(116)
Loss on extinguishment of debt	-	-	(1,725)	-	-
Interest expense, net	(3)	(77)	(119)	(127)	(88)

Net loss	(18,064)	(9,225)	(6,123)	(5,066)	(7,269)

Preferred dividends	(839)	(4,629)	(863)	(1,626)	(2,638)

Net loss available to common shares	$(18,903)	$(13,854)	$(6,986)	$(6,692)	$(9,907)

Basic and diluted net loss per common share	$(1.31)	$(2.53)	$(5.11)	$(7.81)	$(14.29)

Basic and diluted weighted average number of common shares outstanding	14,417	5,477	1,366	857	693

Balance Sheet Data:

Cash and cash equivalents	$3,335	$6,111	$1,602	$2,001	$3,610
Working capital	2,951	5,399	310	387	1,788
Total assets	19,547	33,335	7,097	6,955	8,597
Accumulated deficit	(107,183)	(88,280)	(74,426)	(67,440)	(60,748)
Total stockholders’ equity	12,225	27,490	3,786	3,453	4,517

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Consistent with our commercialization strategy, we may license our technology as the opportunities may arise, that may result in additional license fees, revenues from contract research and other related revenues. Successful future operations will depend on our and our partners’ ability to transform our research and development activities into a commercially feasible technology.

Critical Accounting Policies and Estimates

Revenue Recognition

We record revenue under technology license and development agreements related to the following. Actual fees received may vary from the recorded estimated revenues.

•	Nonrefundable upfront license fees that are received in exchange for the transfer of our technology to licensees, for which no further obligations to the licensee exist with respect to the basic technology transferred, are recognized as revenue on the earlier of when payments are received or collections are assured.

•	Nonrefundable upfront license fees that are received in connection with agreements that include time-based payments are, together with the time-based payments, deferred and amortized ratably over the estimated research period of the license.

•	Milestone payments, which are contingent upon the achievement of certain research goals, are recognized as revenue when the milestones, as defined in the particular agreement, are achieved.

•	Direct and indirect costs reimbursed are offset against R&D Costs.

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

Patent Costs

We expense patent related costs as incurred as research and development costs in the consolidated statements of operations. Prior to the fourth quarter of fiscal 2015, certain patent related costs were capitalized. We concluded, based upon historical write offs of patent costs, that the future beneficial value of our patent assets were uncertain and as such made a change to our accounting policy. This change is considered a change in estimate for accounting purposes and is reflected on a prospective basis beginning in the fourth quarter of fiscal 2015.

Accordingly, we incurred approximately $508,205 expense impact from expensing patent-related assets during the fourth quarter of fiscal 2015 as a result of this change in estimate and our basic and diluted earnings per share for fiscal 2015 decreased by $0.03. We will apply this approach prospectively for future patent costs.

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired by the Company. Goodwill is not amortized, but assessed for impairment on an annual basis or more frequently if impairment indicators exist. The impairment model prescribes a two-step method for determining impairment.

The first step compares a reporting unit’s fair value to its carrying amount to identify potential goodwill impairment. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the second step of the impairment test must be completed to measure the amount of the reporting unit’s goodwill impairment loss, if any. Step two requires an assignment of the reporting unit’s fair value to the reporting unit’s assets and liabilities to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared with the carrying amount of the reporting unit’s goodwill to determine the goodwill impairment loss to be recognized, if any. For the fiscal year ended June 30, 2015, the Company determined that there was impairment to goodwill and recorded an adjustment to Goodwill in the amount of $8,121,966.

Intangible assets include in-process research and development (IPR&D) of pharmaceutical product candidates. IPR&D are considered indefinite-lived intangible assets and are assessed for impairment annually or more frequently if impairment indicators exist. If the associated research and development effort is abandoned, the related assets will be written-off and the Company will record a non-cash impairment loss on its consolidated statement of operations. For those compounds that reach commercialization, the IPR&D assets will be amortized over their estimated useful lives. For the year ended June 30, 2015, the Company determined that there was no impairment to IPR&D.

Warrant Liability and Stock Rights

The fair value of warrant liability and Stock Rights are estimated using a Monte Carlo valuation model. The unobservable input used by the Company is the estimation of the likelihood of a reset occurring on the warrants and the anti-dilutive Rights. These estimates of the likelihood of completing an equity raise that would meet the criteria to trigger the reset provisions and anti-dilutive Rights are based on numerous factors, including the remaining term of the financial instruments and the Company’s overall financial condition. Changes in these assumptions may materially affect the amount of the warrant liability recorded on our consolidated balance sheet.

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

Liquidity and Capital Resources

Overview

For the fiscal year ended June 30, 2015, net cash of $7,344,696 was used in operating activities primarily due to a net loss of $18,063,785 which was reduced by non-cash expenses of $11,817,748 and increased by changes in operating assets and liabilities in the amount of $1,098,659.

The $1,098,659 change in operating assets and liabilities was the result of a decrease in accounts payable and accrued expenses in the amount of $1,176,268 due to the timing of expenses and payments, which was partially offset by an increase in deferred revenue of $75,000.

During the fiscal year ended June 30, 2015, cash used by investing activities amounted to $259,587, which was related to capitalized patent costs and fixed assets purchased.

Cash provided by financing activities during the fiscal year ended June 30, 2015 amounted to $4,827,569, as a result of the issuance of common stock, preferred stock and warrants.

As of June 30, 2015, our cash balance totaled $3,334,626, and we had working capital of $2,951,210.

Capital Resources

During the fiscal year ended June 30, 2015, we received $150,000 under our license and development agreements of which $75,000 remains as deferred revenue. We have not been profitable since inception, we will continue to incur additional operating losses in the future, and we will require additional financing to continue the development and subsequent commercialization of our technology. While we do not expect to generate significant revenues from the licensing of our technology for several years, we may enter into additional licensing or other agreements with marketing and distribution partners that may result in additional license fees, receive revenues from contract research, or other related revenue.

Financing

In May 2015 and June 2015, we received aggregate net proceeds of $4,827,569 from the issuance of preferred stock, common stock and warrants. In addition, in July 2015, we received aggregate net proceeds of $1,152,397 from the issuance of preferred stock, common stock and warrants.

Contractual Obligations

The following table lists our cash contractual obligations as of June 30, 2015:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Facility, Rent and Operating Leases	$373,215	$278,873	$94,342	$—	$—

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Total Contractual Cash Obligations	$373,215	$278,873	$94,342	$—	$—

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

We anticipate that, based upon our current cash balance at June 30, 2015 and the aggregate net proceeds from the issuance of preferred stock, common stock and warrants on July 27, 2015, we will be able to fund our operations at least through June 30, 2016.

Over the next 12 months, we plan to fund our research and development and commercialization activities:

•	by utilizing our current cash balance and investments,

•	by raising capital through the placement of equity or debt instruments

•	by completing a strategic transaction, and

•	by raising capital through the execution of additional licensing agreements for our technology.

We cannot assure you that we will be able to raise money through any of the foregoing transactions, or on favorable terms, if at all.

Results of Operations

Fiscal Year ended June 30, 2015

On May 16, 2014, we acquired Fabrus, Inc., or Fabrus. Accordingly, the results of operations for the fiscal year ended June 30, 2014 include the accounts of Fabrus only for the period from May 16, 2014 through June 30, 2014 versus a full year for 2015.

Revenue

During the fiscal year ended June 30, 2015, revenue in the amount of $75,000 represented the amortization of deferred revenue for a collaboration and option agreement.

During the fiscal year ended June 30, 2014, we earned revenue in the amount of $100,000, which consisted of a milestone payment in connection with a license agreement.

Operating expenses

	Fiscal Year ended June 30
	2015	2014	Change	%

General and administrative	$3,170,499	$3,683,350	$(512,851)	-13.9%
Research and development	4,568,435	3,338,687	1,229,748	36.8%
Acquisition Costs	-	544,978	(544,978)	-100.0%
Impairment of goodwill	8,121,966	-	8,121,966	-
Impairment and Write-off of patents	2,290,836	1,680,781	610,055	36.3%

Total Operating Expenses	$18,151,736	$9,247,796	$8,903,940	96.3%

General and administrative expenses

General and administrative expenses consist of the following:

	Fiscal Year ended June 30
	2015	2014	Change	%

Payroll and benefits	$1,122,624	$622,421	$500,203	80.4%
Professional fees	670,507	277,712	392,795	141.4%
Stock-based compensation	401,412	1,185,118	(783,706)	-66.1%
Delaware Franchise Tax	258,685	5,781	252,904	4374.7%
Investor relations	166,692	731,749	(565,057)	-77.2%
Consultants	116,217	216,869	(100,652)	-46.4%
Depreciation and amortization	2,818	333,465	(330,647)	-99.2%
Other General & Administrative Expenses	431,544	310,235	121,309	39.1%

Total G&A	$3,170,499	$3,683,350	$(512,851)	-13.9%

•	Payroll and benefits for the fiscal year ended June 30, 2015 was higher than for the fiscal year ended June 30, 2014 as a result of severance payments due to terminated employees as a result of closing the New Jersey office in November 2014 and due to separating the position of CEO and President effective May 16, 2014.

•	Professional fees for the fiscal year ended June 30, 2015 increased mostly due to the increase in accounting costs with the additional bookkeeping, consulting and auditing fees related to the acquisition of Fabrus, Inc. in May 2014.

•	Stock-based compensation for the fiscal years ended June 30, 2015 and June 30, 2014 consisted of the amortized portion of the Black-Scholes value of options and warrants granted to directors, employees and consultants. During the fiscal years ended June 30, 2015 and 2014, 1,203,676 and 778,480 options, respectively, were granted to such individuals. In addition, during the fiscal years ended June 30, 2015 and 2014, 556,061 and 30,924 options, respectively, expired or were forfeited.

Stock-based compensation for the fiscal year ended June 30, 2015 was lower than the fiscal year ended June 30, 2014 primarily due to options issued during the fiscal year ended June 30, 2015 had a lower Black-Scholes value than options issued during the fiscal year ended June 30, 2014 combined with the cancellation of options for terminated employees.

•	Delaware Franchise Tax increased for the fiscal year ended June 30, 2015 due to increase in the computed tax calculation resulting from the reverse stock split in during the fiscal year ended June 30, 2014 and acquisition of Fabrus, Inc. in May 2014.

•	Investor relations fees for the fiscal year ended June 30, 2015 was lower than for the fiscal year ended June 30, 2014 primarily as a result of an investor relations program started in October 2013, the termination of an investor relations consulting agreement in September 2013 and a special meeting of stockholders held in August 2013, which were not incurred during the current year.

•	Consulting fees for the fiscal year ended June 30, 2015 were lower than for the fiscal year ended June 30, 2014 primarily due to certain financial advisory agreements entered into during the fiscal year ended June 30, 2014.

•	Depreciation and amortization for the fiscal year ended June 30, 2015 was lower than for the fiscal year ended June 30, 2014 primarily as a result of abandoning certain patents and the change in accounting estimate to expense patent costs as incurred in the fourth quarter of fiscal year 2015.

•	Other general and administrative expenses for the fiscal year ended June 30, 2015 were higher than for the fiscal year ended June 30, 2014 primarily due to an increase in cash director fees.

We expect cash-based general and administrative expenses to decline over the next twelve months.

Research and development expenses

	Fiscal Year ended June 30
	2015	2014	Change	%

Phase 1b/2a clinical trial	$1,585,082	$2,170,160	$(585,078)	-27.0%
Payroll	1,392,426	297,872	1,094,554	367.5%
Patent Costs	771,181	32,072	739,109	2304.5%
Facility Rent	328,189	22,074	306,115	1386.8%
Research Contract with the University of Waterloo	284,600	413,220	(128,620)	-31.1%
Depreciation	174,255	16,191	158,064	976.2%
Stock-based compensation	79,270	112,106	(32,836)	-29.3%
Gain on forgiveness of debt	(442,689)	-	(442,689)	-
Other research and development	396,121	274,992	121,129	44.0%

Total research and development	$4,568,435	$3,338,687	$1,229,748	36.8%

•	The cost of the Phase 1b/2a clinical trial for our former product candidate SNS01-T for the fiscal year ended June 30, 2015 was lower than for the fiscal year ended June 30, 2014 as patient dosing was concluded during the quarter ended September 30, 2014. This was partially offset by writing off all prepaid costs related to the decision to terminate the program

•	Payroll for the fiscal year ended June 30, 2015 was higher than for the fiscal year ended June 30, 2014 primarily as a result of an increase in the number of employees effective with the Fabrus acquisition on May 16, 2014.

•	Patent Costs for the fiscal year ended June 30, 2015 was higher than for the fiscal year ended June 30, 2014 primarily as a result of our change in accounting policy to expense patent costs as incurred

•	Facility Rent for the fiscal year ended June 30, 2015 was higher than for the fiscal year ended June 30, 2014 due to the acquisition of Fabrus with its research facility.

•	The cost associated with the research contract with the University of Waterloo for the fiscal year ended June 30, 2015 was lower than for the fiscal year ended June 30, 2014 due to termination of the agreement on December 31, 2014.

•	Depreciation for the fiscal year ended June 30, 2015 was higher than for the fiscal year ended June 30, 2014 due to the acquisition of Fabrus with its research operations.

•	Stock-based compensation for the fiscal year ended June 30, 2015 was lower than the fiscal year ended June 30, 2014 primarily due to options issued during the fiscal year ended June 30, 2015 had a lower Black-Scholes value than options issued during the fiscal year ended June 30, 2014 combined with the cancellation of options for terminated employees.

•	The Gain on Forgiveness of Debt for the fiscal year ended June 30, 2015 represents settlements of accounts payable with certain vendors for an amount less than was recorded and no debt was forgiven during the fiscal year ended June 30, 2014.

•	Other research and development costs for the fiscal year ended June 30, 2015 were higher than for the fiscal year ended June 30, 2014 primarily due to costs to run the laboratory in connection with the acquisition of Fabrus on May 16, 2014.

If we are successful in our efforts to raise additional capital or complete a strategic transaction, we expect our research and development costs to increase as we increase our efforts towards the development of our antibody program.

Impairment and write-off of patents

During the fiscal years ended June 30, 2015 and June 30, 2014, we reviewed our patent portfolio and determined that our agricultural patent were impaired. We also identified several patents and patents pending that we believe we no longer need to maintain without having a material impact on the portfolio. Therefore, we wrote-off the net book value of those patents and patents pending and the in the amounts of $2,290,836 and $1,680,781, respectively.

Fiscal Year ended June 30, 2014

On May 16, 2014, we acquired Fabrus, Inc., or Fabrus. Accordingly, the results of operations for the fiscal year ended June 30, 2014 include the accounts of Fabrus for the period from May 16, 2014 through June 30, 2014.

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

•	Payroll and benefits for the fiscal year ended June 30, 2014 was higher than for the fiscal year ended June 30, 2013, primarily due to separating the position of CEO and President effective May 16, 2014.

•	Investor relations fees for the fiscal year ended June 30, 2014 was higher than for the fiscal year ended June 30, 2013 primarily as a result of a new investor relations program started in October 2013, the termination of an investor relations consulting agreement in September 2013 and a special meeting of stockholders held in August 2013.

•	Professional fees for the fiscal year ended June 30, 2014 was lower than for the fiscal year ended June 30, 2013 primarily as a result of a decrease in legal fees as, during the fiscal year ended June 30, 2014 it was not necessary to address certain items that were being addressed during the fiscal year ended June 30, 2013.

•	Depreciation and amortization for the fiscal year ended June 30, 2014 was higher than for the fiscal year ended June 30, 2013 primarily as a result of an increase in amortization of patent costs.

•	Consulting fees for the fiscal year ended June 30, 2014 were higher than for the fiscal year ended June 30, 2013 primarily due to certain financial advisory agreements entered into during the fiscal year ended June 30, 2014.

•	Other general and administrative expenses for the fiscal year ended June 30, 2014 were lower than for the fiscal year ended June 30, 2013 primarily due to a decrease in cash director fees, which was partially offset by an increase in insurance and conferences.

Research and development expenses

	Fiscal Year Ended June 30,
	2014	2013	Change	%
Stock-based compensation	$112,106	$84,865	$27,241	32.1%
Phase 1b/2a clinical trial	2,170,160	1,035,079	1,135,081	109.7%
Research contract with the University of Waterloo	413,220	628,997	(215,777)	34.3%
Payroll	297,872	174,360	123,512	70.8%
Other research and development	345,329	163,365	181,964	111.4%

Total research and development	$3,338,687	$2,086,666	$1,252,021	60.0%

•	Stock-based compensation for the fiscal year ended June 30, 2014 was higher than the fiscal year ended June 30, 2013 primarily due to the number of options granted during the fiscal year ended June 30, 2014 being higher than the fiscal year ended June 30, 2013.

•	The cost of the Phase 1b/2a clinical trial for the fiscal year ended June 30, 2014 was higher than for the fiscal year ended June 30, 2013 primarily due to the number of patients being treated and the number of sites treating patients during the fiscal year ended June 30, 2014 being higher than for the fiscal year ended June 30, 2013.

•	The cost associated with the research contract with the University of Waterloo for the fiscal year ended June 30, 2014 was lower than for the fiscal year ended June 30, 2013 primarily due to a decrease in amount being funded for agricultural and human health research at this site.

•	Payroll for the fiscal year ended June 30, 2014 was higher than for the fiscal year ended June 30, 2013 primarily as a result of an increase in the number of employees effective with the Fabrus acquisition on May 16, 2014.

•	Other research and development costs for the fiscal year ended June 30, 2014 were higher than for the fiscal year ended June 30, 2013 primarily due to costs to run the laboratory in connection with the acquisition of Fabrus on May 16, 2014.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

Our financial statements are denominated in United States dollars and, except for our agreement with the University of Waterloo, which was denominated in Canadian dollars, all of our contracts are denominated in United States dollars. Therefore, we believe that fluctuations in foreign currency exchange rates will not result in any material adverse effect on our financial condition or results of operations. In the event we derive a greater portion of our revenues from international operations or in the event a greater portion of our expenses are incurred internationally and denominated in a foreign currency, then changes in foreign currency exchange rates could affect our results of operations and financial condition.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of June 30, 2015, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our management has concluded, as discussed below, that material weaknesses existed in our internal control over financial reporting as of June 30, 2015 and as a result, our disclosures controls and procedures were not effective. Notwithstanding the material weaknesses that existed as of June 30, 2015, our chief executive officer and chief financial officer have concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material aspects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a15-(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and those criteria, management concluded that the Company did not maintain effective internal controls over financial reporting as of June 30, 2015. Management identified the following material weakness:

1.	The Company did not adequately review the accounting and calculation surrounding its equity-linked financial instruments which resulted in material adjustments to the financial statements.

This annual filing does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to an amendment to the Sarbanes-Oxley Act which exempts Smaller Reporting Companies from the requirements of Section 404(b).

Changes in Internal Controls over Financial Reporting

During the fiscal quarter ended June 30, 2015, other than the material weakness identified above, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on the Effectiveness of Internal Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Item 9B.        Other Information.

None.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance.

The information relating to our directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Executive Officers" in our definitive proxy statement for the 2016 Annual Meeting of Stockholders, to be filed with the SEC, is incorporated herein by reference to such proxy statement.

Item 11.         Executive Compensation.

The discussion under the heading "Executive Compensation" in our definitive proxy statement for the 2016 Annual Meeting of Stockholders, to be filed with the SEC, is incorporated herein by reference to such proxy statement.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement for the 2016 Annual Meeting of Stockholders, to be filed with the SEC, is incorporated herein by reference to such proxy statement.

Item 13.         Certain Relationships and Related Transactions, and Director Independence.

The discussion under the heading "Certain Relationships and Related Transactions" in our definitive proxy statement for the 2016 Annual Meeting of Stockholders, to be filed with the SEC, is incorporated herein by reference to such proxy statement.

Item 14.         Principal Accounting Fees and Services.

The discussion under the heading "Principal Accountant Fees and Services" in our definitive proxy statement for the 2016 Annual Meeting of Stockholders, to be filed with the SEC, is incorporated herein by reference to such proxy statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	(1) Financial Statements.

Reference	is made to the Index to Financial Statements on Page F-1.

(a)	(2) Financial Statement Schedules.

None.

(a)	(3) Exhibits.

Reference is made to the Exhibit Index on Page 46.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 9th day of October, 2015.

SEVION THERAPEUTICS, INC.

By:	/s/ David Rector
David Rector, Chief Executive Officer (Principal executive officer)

By:	/s/ James Schmidt
James Schmidt, Chief Financial Officer (Principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harlan W. Waksal, M.D.	Chairman and Director	October 9, 2015
Harlan W. Waksal, M.D.

/s/ David Rector	Chief Executive Officer and Director	October 9, 2015
David Rector	(principal executive officer)

/s/ James Schmidt	Chief Financial Officer	October 9, 2015
James Schmidt	(principal financial and
accounting officer)

/s/ Vaughn M. Smider, M.D.	Chief Scientific Officer and Director	October 9, 2015
Vaughn Smider, M.D.

/s/ John Braca	Director	October 9, 2015
John Braca

/s/ Phillip Frost, M.D.	Director	October 9, 2015
Phillip Frost, M.D.

/s/ Steven Rubin	Director	October 9, 2015
Steven Rubin

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger and Reorganization, dated as of May 16, 2014, by and among Senesco Technologies, Inc., Senesco Fab Acquisition Corporation and Fabrus, Inc. (Incorporated by reference to Exhibit 2.1 of our current report on Form 8-K filed on May 19, 2014.)

3.1	Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on January 22, 2007. (Incorporated by reference to our quarterly report on Form 10-Q for the period ended December 31, 2006.)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on January 22, 2008. (Incorporated by reference to Exhibit 3.1 of our quarterly report on Form 10-Q for the period ended December 31, 2007.)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on September 22, 2009. (Incorporated by reference to Exhibit 3.3 of our annual report on Form 10-K/A for the period ended June 30, 2009.)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on May 25, 2010. (Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed on May 28, 2010.)

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on December 22, 2011. (Incorporated by reference to Exhibit 3.1 to our quarterly report on Form 10-Q for the period ended December 31, 2011.)

3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on April 1, 2013. (Incorporated by reference to Exhibit 3.1 to our quarterly report on Form 10-Q for the period ended March 31, 2013.)

3.7	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on October 16, 2013. (Incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed on October 21, 2013.)

3.8	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on September 29, 2014. (Incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed on October 3, 2014.)

3.9	Amended and Restated By-laws of Senesco Technologies, Inc. as adopted on October 2, 2000. (Incorporated by reference to our quarterly report on Form 10-QSB for the period ended December 31, 2000.)

3.10	Certificate of Designations to the Company’s Certificate of Incorporation. (Series A) (Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed on March 29, 2010.)

Exhibit No.	Description of Exhibit
3.11	Certificate of Designations to the Company’s Certificate of Incorporation. (0% Series C Convertible Preferred Stock) (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on May 6, 2015.)

4.1	Form of Series FA Warrant issued on May 16, 2014. (Incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on May 19, 2014.)

4.2	Form of Series FB Warrant issued on May 16, 2014. (Incorporated by reference to Exhibit 4.2 of our current report on Form 8-K filed on May 19, 2014.)

4.3	Form of Series FC Warrant issued on May 16, 2014. (Incorporated by reference to Exhibit 4.3 of our current report on Form 8-K filed on May 19, 2014.)

4.4	Form of Series FD Warrant issued on May 16, 2014. (Incorporated by reference to Exhibit 4.4 of our current report on Form 8-K filed on May 19, 2014.)

4.5	Form of Series FE Warrant issued on May 16, 2014. (Incorporated by reference to Exhibit 4.5 of our current report on Form 8-K filed on May 19, 2014.)

4.6	Form of December 2013 Series A Warrant. (Incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on December 12, 2013.)

4.7	Form of December 2013 Series B Warrant (Incorporated by reference to Exhibit 4.2 of our current report on Form 8-K filed on December 12, 2013.)

4.8	Form of Amended and Restated December 2013 Series B Warrant. (Incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on February 27, 2014.)

4.9	Form of December 2013 Series C Warrant (Incorporated by reference to Exhibit 4.3 of our current report on Form 8-K filed on December 12, 2013.)

4.10	Form of Series B Warrant issued to Partlet Holdings Ltd. (Incorporated by reference to Exhibit 4.2 of our current report on Form 8-K, filed on July 10, 2009.)

4.11	Form of Series A Warrant issued to each of Robert Forbes, Timothy Forbes, Harlan W. Waksal, M.D., Rudolf Stalder, Christopher Forbes, David Rector, John N. Braca, Jack Van Hulst, Warren Isabelle and the Thomas C. Quick Charitable Foundation. (Incorporated by reference to Exhibit 4.1 of our current report on Form 8-K, filed on July 30, 2009.)

4.12	Form of Series B Warrant issued to each of Robert Forbes, Timothy Forbes, Harlan W. Waksal, M.D., Rudolf Stalder, Christopher Forbes, David Rector, John N. Braca, Jack Van Hulst, Warren Isabelle and the Thomas C. Quick Charitable Foundation. (Incorporated by reference to Exhibit 4.1 of our current report on Form 8-K, filed on July 30, 2009.)

4.13	Form of Series B Warrant issued to Cato Holding Company. (Incorporated by reference to Exhibit 4.1 of our current report on Form 8-K, filed on July 30, 2009.)

Exhibit No.	Description of Exhibit
4.14	Form of Warrant. (Incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on January 9, 2012.)

4.15	Form of Warrant. (Incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on March 2, 2012.)

4.16	Form of Warrant Clarification Letter (Incorporated by reference to Exhibit 4.16 of our annual report on Form 10-K for the period ended June 30, 2012.)

4.17	Form of January 2013 Warrant (Incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on January 4, 2013.)

4.18†	Form of 2015 Common Stock Warrant.

10.1	Indemnification Agreement by and between Senesco Technologies, Inc. and John Braca, dated October 8, 2003. (Incorporated by reference to Exhibit 10.38 of our annual report on Form 10-KSB for the period ended June 30, 2004.)

10.2	Indemnification Agreement by and between Senesco Technologies, Inc. and David Rector dated as of April, 2002. (Incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-QSB for the period ended September 30, 2004.)

10.3	Indemnification Agreement by and between Senesco Technologies, Inc. and Harlan W. Waksal, M.D. dated as of October 24, 2008. (Incorporated by reference to Exhibit 10.8 of our annual report on Form 10-K for the period ended June 30, 2009.)

10.4†	Form of Indemnification Agreement.

10.5†	Form of Nondisclosure, Noncompetition and Invention Assignment.

10.6 +	License Agreement by and between Fabrus, Inc. and The Scripps Research Institute, dated August 8, 2014. (Incorporated by reference to Exhibit 10.28 of our annual report on Form 10-K for the period ended June 30, 2014.)

10.7	Form of Securities Purchase Agreement, dated as of December 11, 2013. (Incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on December 12, 2013.)

10.8	Form of Securities Purchase Agreement, dated as of September 30, 2013 (Incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on October 1, 2013.)

10.9*	1998 Stock Incentive Plan, as amended on December 13, 2002. (Incorporated by reference to Exhibit 10.7 of our quarterly report on Form 10-QSB for the period ended December 31, 2002.)

10.10*	Amended and Restated Senesco Technologies, Inc. 2008 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.3 of our quarterly report on Form 10-Q for the period ended March 31, 2014.)

10.11*	Form of Stock Option Agreement under the Senesco Technologies, Inc. 2008 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.5 of our quarterly report on Form 10-Q for the period ended September 30, 2009.)

Exhibit No.	Description of Exhibit
10.12*	Retention Policy. (Incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on October 15, 2012.)

10.13*	Retention Agreement, dated as of May 16, 2014, by and between Senesco Technologies, Inc. and Leslie J. Browne, Ph.D. (Incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on May 19, 2014.)

10.14	Sublease agreement by and between Pathway Genomics Corporation, as Sublandlord, and Fabrus, Inc., as Subtenant, effective as of October 10, 2014. (Incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q filed on February 17, 2015.)

10.15+	Collaboration Agreement by and between Fabrus, Inc. and CNA Development, LLC, dated December 18, 2014. (Incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q filed on February 17, 2014.)

10.16*	Retention Agreement, dated as of November 30, 2014, by and between Sevion Therapeutics, Inc. and Joel Brooks. (Incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on December 3, 2014.)

10.17*	Retention Agreement, dated as of November 30, 2014, by and between Sevion Therapeutics, Inc. and Richard Dondero. (Incorporated by reference to Exhibit 10.4 of our quarterly report on Form 10-Q filed on February 17, 2015.)

10.18*	Retention Agreement, dated as of November 30, 2014, by and between Sevion Therapeutics, Inc. and Heather Branham. (Incorporated by reference to Exhibit 10.5 of our quarterly report on Form 10-Q filed on February 17, 2015.)

10.19*	Consulting Agreement, dated as of January 9, 2015, by and between Sevion Therapeutics, Inc. and The David Stephen Group LLC. (Incorporated by reference to Exhibit 10.6 of our quarterly report on Form 10-Q filed on February 17, 2015.)

10.20†	Form of Registration Rights Agreement by and among Sevion Therapeutics, Inc. and certain investors.

10.21†	Form of Subscription Agreement by and among Sevion Therapeutics, Inc. and certain investors.

10.22†	Amendment to Form of Subscription Agreement, dated July 27, 2015, by and among Sevion Therapeutics, Inc. and certain investors.

21.1	Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21.1 of our annual report on Form 10-K filed on September 29, 2014.)

23.1 †	Consent of McGladrey LLP.

31.1 †	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description of Exhibit
31.2 †	Certification of the principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 †	Certification of the principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 †	Certification of the principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1 †	Financial Statements from the Annual Report on Form 10-K of Sevion Therapeutics, Inc. for the fiscal year ended June 30, 2015, filed on October 9, 2015, formatted in XBRL (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 13(a) of Form 10-K.
†	Filed herewith.
+	The SEC granted confidential treatment for portions of this Exhibit.

SEVION THERAPEUTICS, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

F-1

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SEVION THERAPEUTICS, INC.

AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Sevion Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of Sevion Therapeutics, Inc. and Subsidiaries as of June 30, 2015 and June 30, 2014, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sevion Therapeutics, Inc. and Subsidiaries as of June 30, 2015 and June 30, 2014, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2015, in conformity with U.S. generally accepted accounting principles.

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

/s/ McGladrey LLP

New York, New York

October 8, 2015

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,
	2015	2014

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,334,626	$6,111,340
Accounts receivable	-	43,133
Prepaid expenses and other current assets	395,100	1,069,925

Total Current Assets	3,729,726	7,224,398

Equipment, furniture and fixtures, net	185,948	223,475
Patent costs, net	-	2,178,867
Acquired research and development	9,800,000	9,800,000
Goodwill	5,780,951	13,902,917
Security deposits	50,770	5,171

TOTAL ASSETS	$19,547,395	$33,334,828

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$232,033	$901,180
Accrued expenses	408,705	923,991
Other current liabilities	137,778	-

Total Current Liabilities	778,516	1,825,171

Warrant and Stock Right liabilities	2,502,047	-
Deferred tax liability	3,920,000	3,920,000
Other liabilities	122,038	99,728

TOTAL LIABILITIES	7,322,601	5,844,899

STOCKHOLDERS' EQUITY:

Convertible preferred stock, $0.01 par value, authorized 5,000,000 shares Series C shares 235,837 and 0 issued and outstanding, respectively (liquidation preference of $2,358 and $0 at June 30, 2015 and June 30, 2014, respectively)	2,358	-
Series A 10,297 shares issued and 380 and 580 shares outstanding, respectively (liquidation preference of $399,000 and $594,500 at June 30, 2015 and June 30, 2014, respectively)	4	6
Common stock, $0.01 par value, authorized 500,000,000 shares, issued and outstanding 18,752,813 and 13,846,361 at June 30, 2015 and June 30, 2014, respectively	187,528	138,463
Capital in excess of par	119,217,880	115,631,726
Accumulated deficit	(107,182,976)	(88,280,266)

Total Stockholders' Equity	12,224,794	27,489,929

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,547,395	$33,334,828

See Notes to Condensed Consolidated Financial Statements

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Twelve Months Ended June 30
	2015	2014	2013

Licensing Revenue	$75,000	$100,000	$-

Operating expenses:
General and administrative	3,170,499	3,683,350	2,499,624
Research and development	4,568,435	3,338,687	2,086,666
Acquisition Costs	-	544,978	-
Impairment of goodwill	8,121,966	-	-
Impairment and write-off of patents	2,290,836	1,680,781	64,210

Total operating expenses	18,151,736	9,247,796	4,650,500

Loss from operations	(18,076,736)	(9,147,796)	(4,650,500)

Other non-operating income (expense)
Change in fair value of stock right	12,405	-	-
Change in fair value of warrant liability	3,313	-	371,591
Loss on settlement of warrant liabilities	-	-	(1,724,546)
Interest expense	(2,767)	(77,438)	(119,087)

Net loss	(18,063,785)	(9,225,234)	(6,122,542)

Preferred dividends	(838,925)	(4,629,197)	(862,998)

Loss applicable to common shares	(18,902,710)	(13,854,431)	(6,985,540)

Other comprehensive loss	-	-	-

Comprehensive loss	$(18,902,710)	$(13,854,431)	$(6,985,540)

Basic and diluted net loss per common share	$(1.31)	$(2.53)	$(5.11)

Basic and diluted weighted-average number of common shares outstanding	14,417,029	5,476,717	1,366,384

See Notes to Consolidated Financial Statements

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

AS OF June 30, 2015

					Capital in Excess	Accumulated	Stockholders'
	Preferred Stock		Common Stock		of Par Value	Deficit	Equity
	Shares	Amount	Shares	Amount

Balance at June 30, 2012	4,579	46	941,125	9,411	70,883,866	(67,440,295)	3,453,028

Issuance of common stock for cash, net	-	-	721,872	7,219	4,037,444	-	4,044,663

Fair value of warrants issued	-	-	-	-	(459,000)	-	(459,000)

Preferred stock converted into common stock	(3,779)	(38)	202,846	2,029	(1,991)	-	-

Issuance of common stock as dividends	-	-	37,197	372	590,949	(476,847)	114,474

Issuance of common stock in exchange for warrants	-	-	369,022	3,690	1,720,856	-	1,724,546

Deemed dividend - preferred stock	-	-	-	-	366,151	(366,151)	-

Reclassification of warrant liability	-	-	-	-	326,205	-	326,205

Stock-based compensation	-	-	-	-	724,693	-	724,693

Accrued dividends	-	-	-	-	-	(20,000)	(20,000)

Net loss	-	-	-	-	-	(6,122,542)	(6,122,542)

Balance at June 30, 2013	800	$8	2,272,062	$22,721	$78,189,173	$(74,425,835)	$3,786,067

Issuance of common stock and warrants for cash, net	-	-	2,490,000	24,900	6,814,106	-	6,839,006

Exercise of warrants for cash	-	-	1,941,956	19,419	4,059,202	-	4,078,621

Cash paid for fractional shares due to reverse split	-	-	(100)	(1)	(302)	-	(303)

Stock-based compensation	-	-	10,000	100	861,136	-	861,236

Issuance of common stock for services	-	-	123,750	1,238	434,750	-	435,988

Issuance of equity in the acquisition of Fabrus, Inc.	-	-	6,905,201	69,052	20,639,995	-	20,709,047

Preferred stock converted into common stock	(220)	(2)	73,333	733	(731)		-
						-
Issuance of common stock as dividends	-	-	30,159	301	118,316	(98,616)	20,001

Deemed dividend in conjunction with warrant amendments	-	-	-	-	4,516,081	(4,516,081)	-

Accrued dividends	-	-	-	-	-	(14,500)	(14,500)

Net loss	-	-	-	-	-	(9,225,234)	(9,225,234)

Balance at June 30, 2014	580	6	13,846,361	138,463	115,631,726	(88,280,266)	27,489,929

Stock issued for Cash	235,837	2,358	4,746,952	47,470	4,777,741	-	4,827,569

Warrant Liability	-	-	-	-	(1,742,703)	-	(1,742,703)

Derivative Stock Right	-	-	-	-	(775,062)	-	(775,062)

Stock-based compensation	-	-	-	-	480,681	-	480,681

Preferred stock converted into common stock	(200)	(2)	100,000	1,000	(998)	-	-

Deemed dividend - preferred stock	-	-	-	-	790,507	(790,507)	-

Dividends paid	-	-	59,500	595	55,988	(42,083)	14,500

Dividends accrued and unpaid at June 30, 2015	-	-	-	-	-	(6,335)	(6,335)

Net loss	-	-	-	-	-	(18,063,785)	(18,063,785)

Balance at June 30, 2015	236,217	$2,362	18,752,813	$187,528	$119,217,880	$(107,182,976)	$12,224,794

See Notes to Consolidated Financial Statements

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended June 30,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(18,063,785)	$(9,225,234)	$(6,122,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash income related to change in fair value of:
- stock right	(12,405)	-	-
- warrant liability	(3,313)	-	(371,591)
Stock-based compensation expense	480,681	1,297,224	724,693
Depreciation and amortization	177,074	349,656	293,629
Loss on Disposal of Assets	8,071	-	-
Impairment of goodwill	8,121,966	-	-
Write-off of intangibles	2,290,836	1,680,781	64,210
Write-off of prepaid research supplies	669,750	-	-
Deferred rent	85,088	-	-
Loss on settlement of warrant liabilities	-	-	1,724,546
(Increase) decrease in operating assets:
Prepaid expenses and other current assets	48,208	868,837	(370,696)
Security deposit	(45,599)	-	-
Increase (decrease) in operating liabilities:
Accounts payable	(669,147)	(145,257)	42,806
Accrued expenses	(507,121)	305,860	112,319
Deferred revenue	75,000	-	-
Net cash used in operating activities	(7,344,696)	(4,868,133)	(3,902,626)

Cash flows from investing activities:
Cash received on acquisition of Fabrus, Inc.	-	1,274,662	-
Capitalized Patent costs	(136,946)	(624,532)	(527,761)
Purchase of equipment, furniture and fixtures	(122,641)	(3,194)	(1,281)
Net cash used in investing activities	(259,587)	646,936	(529,042)

Cash flows from financing activities:
Proceeds (repayments) from line of credit	-	(2,187,082)	(12,026)
Proceeds from issuance of common stock and warrants, net and exercise of warrants and options	4,827,569	10,917,325	4,044,663
Net cash provided by financing activities	4,827,569	8,730,243	4,032,637

Net (decrease) increase in cash and cash equivalents	(2,776,714)	4,509,046	(399,031)

Cash and cash equivalents at beginning of period	6,111,340	1,602,294	2,001,325
Cash and cash equivalents at end of period	$3,334,626	$6,111,340	$1,602,294

See Notes to Consolidated Financial Statements

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	2015	2014	2013
Supplemental disclosure of non-cash transactions:
Conversion of preferred stock into common stock	$998	731	202,808
Allocation of equity proceeds to warrants	$1,742,703	-	459,000
Allocation of equity proceeds to stock rights	$775,062	-	-
Allocation of preferred stock proceeds to beneficial conversion feature	$790,507	-	-
Issuance of common stock for dividend payments on preferred stock	$56,583	118,617	591,321
Dividends accrued on preferred stock	$6,335	14,500	20,000
Supplemental disclosure of cash flow information:
Cash paid for interest	$137	85,893	122,454

Fair value of equity interests issued:		$20,709,047

Noncash Assets acquired:
Accounts Receivable		43,133
Prepaid Expenses		19,542
Equipment		234,000
Acquired Research and Development		9,800,000
Goodwill		13,902,917
		23,999,592

Liabilities assumed:
Accounts Payable		409,117
Accrued Payroll		74,525
Accrued Expenses		161,565
Deferred Tax Liability		3,920,000
		4,565,207

Cash acquired in acquisition of Fabrus, Inc.		$1,274,662

See Notes to Consolidated Financial Statements

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Principal Business Activity:

The Company

Sevion Therapeutics, Inc. (the “Company”), which includes the accounts of Senesco Inc., a New Jersey corporation (“SI”) and Fabrus, Inc., a Delaware corporation (“Fabrus”), is a development-stage biotech company developing a portfolio of innovative therapeutics, from both internal discovery and acquisition, for the treatment of cancer and immunological diseases. The antibody approach is a novel discovery paradigm with the proven capability to identify functional therapeutic monoclonal antibodies against challenging cell surface targets that previously have been highly resistant to therapeutic antibody discovery. The Company has several antibodies in the Company’s preclinical pipeline. The first to move forward is a potentially first/best in class candidate antibody that targets an ion channel important in autoimmunity and inflammation.

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

Liquidity

The financial statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence. The Company has not generated substantial revenues and has not yet achieved profitable operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of the Company’s products will require significant additional financing. The Company’s accumulated deficit at June 30, 2015 totaled $107,182,976, and management expects to incur substantial and increasing losses in future periods. The success of the Company is subject to certain risks and uncertainties, including among others, uncertainty of product development; competition in the Company’s field of use; uncertainty of capital availability; uncertainty in the Company’s ability to enter into agreements with collaborative partners; dependence on third parties; and dependence on key personnel. The Company has not generated positive cash flows from operations, and there are no assurances that the Company will be successful in obtaining an adequate level of financing for the development and commercialization of its planned products. The Company does not have adequate cash on hand to cover its anticipated expenses past the next 12 months. If the Company fails to raise a significant amount of capital or enter into a strategic transaction, it may need to significantly curtail operations, cease operations or seek federal bankruptcy protection in the near future. These conditions raise substantial doubt about its ability to continue as a going concern. Consequently, the audit report prepared by the Company’s independent public accounting firm relating to its financial statements for the year ended June 30, 2015 includes a going concern explanatory paragraph.

On October 22, 2014, the Company’s board of directors decided to suspend all development of the Company’s Factor 5A technology based on the Company’s limited capital resources and the totality of the safety and efficacy data resulting from the Phase 1b/2a clinical trial. The board of directors also decided to close the Company’s Bridgewater, New Jersey office in order to consolidate all of the Company’s operations in its San Diego, California location and terminated its research agreement with the University of Waterloo. In connection with these changes, the Company paid $47,000 of termination benefits and associated employee costs. These costs are reported as research and development expenses at June 30, 2015. During the quarter ended March 31, 2015, the Company determined that it would discontinue the development of the Company’s Factor 5A technology.

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30, 2015, the Company had cash and cash equivalents in the amount of $3,334,626, which consisted of checking accounts and money market funds. The Company estimates that the Company’s cash and cash equivalents and the aggregate net proceeds from the issuance of preferred stock, common stock and warrants on July 27, 2015, will cover the Company’s expenses at least through June 30, 2016. In order to provide the Company with the cash resources necessary to fund operations through at least September 30, 2016, the Company will continue efforts to raise additional capital through a private or public equity placement or strategic transaction in the near future.

If the Company is unable to raise additional funds, it will need to do one or more of the following:

•	delay, scale-back or eliminate some or all of the Company’s research and product development programs;
•	license third parties to develop and commercialize products or technologies that it would otherwise seek to develop and commercialize itself;
•	seek strategic alliances or business combinations;
•	attempt to sell the Company;
•	cease operations; or
•	declare bankruptcy.

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

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Sevion Therapeutics, Inc. and the Company’s wholly owned subsidiaries, Senesco Inc. and Fabrus, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Management Estimates and Judgments

Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. In preparing these financial statements, management used significant estimates in the following areas, among others: stock-based compensation expense, the determination of the fair value of equity transactions and stock-based awards, the accounting for research and development costs, the accounting for goodwill and impairment and accrued expenses.

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company categorizes the Company’s financial instruments into a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument. Financial assets recorded at fair value on the Company’s consolidated balance sheets are categorized as follows:

•	Level 1: Observable inputs such as quoted prices in active markets;
•	Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Level 3 financial instruments consist of common stock warrants with an exercise reset feature and common stock with embedded anti-dilutive features (“Rights”). The fair value of these warrants and Rights are estimated using a Monte Carlo valuation model. The unobservable input used by the Company was the estimation of the likelihood of a reset occurring on the warrants and the anti-dilutive Rights. These estimates of the likelihood of completing an equity raise that would meet the criteria to trigger the reset provisions and anti-dilutive Rights are based on numerous factors, including the remaining term of the financial instruments and the Company’s overall financial condition. (See note 9).

The carrying value of prepaid research supplies and expenses, accounts payable and accrued expenses reported in the consolidated balance sheets equal or approximate fair value due to their short maturities.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash. The Company maintains cash balances at financial institutions, which at times, exceed federally insured limits. At June 30, 2015 and 2014, the Company’s cash was held by two financial institutions and the amount on deposit was in excess of FDIC insurance limits. The Company has not recognized any losses from credit risks on such accounts since inception. The Company believes it is not exposed to significant credit risk on cash.

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Patent Costs, Net

The Company conducts research and development activities, the cost of which is expensed as incurred, in order to generate patents that can be licensed to third parties in exchange for license fees and royalties. Because the patents are the basis of the Company’s future revenue, the patent costs had been capitalized. The capitalized patent costs represented the outside legal fees incurred by the Company to submit and undertake all necessary efforts to have such patent applications issued as patents.

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

Upon the suspension of the development of the Factor 5A technology discussed above, the Company determined that the carrying value of its patents and patent applications related to Factor 5A were impaired. (See note 6). In addition, the Fabrus operations essentially became the focus of Sevion from that point on. The research and development associated with Fabrus is several years away from determining if any potential patents would have future beneficial value. Accordingly, the Company has decided to change its policy of capitalizing certain patent costs and instead will now be expensing these costs as incurred. During the fourth quarter of 2015, the Company has expensed $508,205 of capitalized patent costs since there is no assurance that these costs will result in any issued patents based on the recent history of the Company.

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired by the Company. Goodwill is not amortized, but assessed for impairment on an annual basis or more frequently if impairment indicators exist. The impairment model prescribes a two-step method for determining impairment.

The first step compares a reporting unit’s fair value to its carrying amount to identify potential goodwill impairment. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the second step of the impairment test must be completed to measure the amount of the reporting unit’s goodwill impairment loss, if any. Step two requires an assignment of the reporting unit’s fair value to the reporting unit’s assets and liabilities to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared with the carrying amount of the reporting unit’s goodwill to determine the goodwill impairment loss to be recognized, if any. (See Note 6)

Intangible assets include in-process research and development (IPR&D) of pharmaceutical product candidates. IPR&D are considered indefinite-lived intangible assets and are assessed for impairment annually or more frequently if impairment indicators exist. If the associated research and development effort is abandoned, the related assets will be written-off and the Company will record a non-cash impairment loss on the Company’s consolidated statement of operations. For those compounds that reach commercialization, the IPR&D assets will be amortized over their estimated useful lives. For the year ended June 30, 2015, the Company determined that there was no impairment to IPR&D.

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

If a triggering event occurs and if the Company's review determines that the future undiscounted cash flows related to the groups, including these assets, will not be sufficient to recover their carrying value, the Company will reduce the carrying values of these assets down to the Company’s estimate of fair value.

Net Loss per Common Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of the Company’s common stock assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional shares of Common Stock that would have been outstanding if the potential shares of Common Stock had been issued and if the additional shares of Common Stock were dilutive.

For all periods presented, basic and diluted loss per share are the same, as any additional Common Stock equivalents would be anti-dilutive. Potentially dilutive shares of Common Stock have been excluded from the calculation of the weighted average number of dilutive shares of Common Stock as follows:

	June 30,
	2015	2014
Common Stock to be issued upon conversion of convertible preferred stock - Series A	506,666	290,000
Common Stock to be issued upon conversion of convertible preferred stock - Series C	2,358,370
Outstanding warrants	7,332,776	7,237,774
Outstanding options	1,626,919	979,304

Total potentially dilutive shares of Common Stock	11,824,731	8,507,078

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

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of June 30, 2015, the Company’s tax years prior to June 30, 2010 are no longer subject to examination by the tax authorities. The Company is not currently under examination by any U.S. federal or state jurisdictions. As of June 30, 2015 and 2014, the Company does not have any significant uncertain tax positions.

Revenue Recognition

The Company has received certain nonrefundable upfront fees in exchange for the transfer of the Company’s technology to licensees. Upon delivery of the technology, the Company had no further obligations to the licensee with respect to the basic technology transferred and, accordingly, recognized revenue at that time. The Company has received certain nonrefundable upfront license fees in connection with agreements that include time-based payments and are deferred and amortized ratably over the estimated research period of the license. The Company has and may continue to receive additional payments from the Company’s licensees in the event such licensees achieve certain development or commercialization milestones in their particular field of use. Milestone payments, which are contingent upon the achievement of certain research goals, are recognized as revenue when the milestones, as defined in the particular agreement, are achieved.

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

The following table sets forth the total stock-based compensation expense and issuance of Common Stock for services included in the consolidated statements of operations for the fiscal years ended June 30, 2015, 2014 and 2013.

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year Ended June 30,
	2015	2014	2013
General and administrative	$401,411	$1,185,118	$639,828
Research and development	79,270	112,106	84,865

Total	$480,681	$1,297,224	$724,693

The Company estimated the fair value of each option grant throughout the year using the Black-Scholes option-pricing model using the following assumptions:

Fiscal Year Ended June 30,
	2015	2014	2013
Risk-free interest rate (1)	0.02%-2.32%	1.6 - 2.7%	0.3-0.8%
Expected volatility	95%-153%	85%-99%	67-102%
Dividend yield	None	None	None
Expected life (2)	0.63 - 10.0	5.0 - 10.0	2.5 - 10.0

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

Costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data such as subject enrollment, clinical site activations or information provided to the Company by vendors with respect to their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the financial statements as prepaid or accrued research and development expense, as the case may be.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements Applicable to the Company

In May 2014, the FASB issued ASU No. 2014- 09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 requires that a company recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which the company expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company does not anticipate that the adoption of this standard will have a material impact on the Company’s financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period,” (“ASU 2014-12”). ASU 2014-12 requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The Company does not anticipate that the adoption of this standard will have a material impact on the Company’s financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” (“ASU 2014-15”). ASU 2014-15 amended existing guidance related to the disclosures about an entity’s ability to continue as a going concern. These amendments are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. These amendments provide guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. The Company does not anticipate that the adoption of this standard will have a material impact on the Company’s financial statements.

In November 2014, the FASB issued ASU No. 2014-16, “Derivatives and Hedging (Topic 815), Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity,” (“ASU 2014-16”). All entities are required to use what is called the “whole instrument approach” to determine the nature of a host contract in a hybrid financial instrument issued in the form of a share. The guidance requires issuers and investors to consider all of a hybrid instrument’s stated and implied substantive terms and features, including any embedded derivative features being evaluated for bifurcation. The guidance eliminates the “chameleon approach,” under which all embedded features except the feature being analyzed are considered. The guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. The Company does not anticipate that the adoption of this standard will have a material impact on the Company’s financial statements.

The Company has assessed other recently issued accounting pronouncements and has determined that they do not apply.

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

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following represents the Company’s pro-forma Consolidated Statements of Income as if Fabrus had been included in the Company’s consolidated results since July 1, 2013:

	Fiscal Year Ended June 30,
	2014	2013
	(unaudited)	(unaudited)

Total revenue	$182,229	$7,819

Net loss	$(11,017,792)	$(6,308,007)

Loss applicable to common shares	$(5,646,989)	$(7,171,005)

Basis and diluted net loss per common share	$(1.36)	$(1.16)

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For 2013, pro-forma adjustments of $11,458 and $47,545, respectively, were made to eliminate transaction cost and interest expense related to the convertible debt that were converted into common shares at the time of the acquisition.

4.	Fair Value Measurements:

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2015 and 2014:

	Carrying	Fair Value Measurement at June 30, 2015
	Value	Level 1	Level 2	Level 3

Cash and cash equivalents	$3,334,626	$3,334,626	$-	$-

Warrant and Stock Right Liabilities	$2,502,047	$-	$-	$2,502,047

	Carrying	Fair Value Measurement at June 30, 2014
	Value	Level 1	Level 2	Level 3

Cash and cash equivalents	$6,111,340	$6,111,340	$-	$-

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments:

Fiscal Year ended June 30,	2015

Beginning Balance	$-
Issuance of common stock warrants	1,742,703
Recognition of stock right	775,062
Change in fair value of warrant liabilities, net	(3,313)
Change in fair value of stock right, net	(12,405)
Ending Balance	$2,502,047

See Note 9 for additional information.

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Equipment, Furniture and Fixtures:

Equipment, Furniture and Fixtures consist of the following:

	June 30,
	2015	2014

Laboratory Equipment	$310,523	$225,854
Office Equipment	21,681	37,950
Leasehold Improvements	10,236	-
Furniture and fixtures	6,920	73,398
	$349,360	$337,202
Less—Accumulated depreciation	(163,412)	(113,727)
	$185,948	$223,475

Depreciation expense aggregated $152,097, $18,275 and $2,583 for the fiscal years ended June 30, 2015, 2014 and 2013, respectively.

6.	Intangible assets:

In December 2014, as a result of the decrease in the market value of the Company, the Company determined that there was a triggering event that required the Company to review if there had been an impairment to the Acquired Research and Development in the amount of $9,800,000, capitalized patent costs in the amount of $283,393 and the Goodwill in the amount of $13,902,917 as of that date. The Company first evaluated the Company’s Acquired Research and Development and Capitalized Patent Costs for impairment. Based on that review, the Company determined that no impairment exists. The Company then evaluated its Goodwill. The Company’s evaluation used its market capitalization plus a control premium (which is considered a level 2 input in the fair value hierarchy) in determining the amount of the impairment. The Company concluded that there was an impairment based on the significant change in the Company’s market value during the period. As a result of this evaluation, the Company determined that the Goodwill was impaired and recorded an impairment charge in the amount of $8,121,966 at December 31, 2014.

As of June 30, 2015 the Company performed a review to determine if there was impairment to the Acquired Research and Development and Goodwill as of that date. The Company first evaluated the Acquired Research and Development for impairment by reviewing the assumptions utilized in establishing the value allocated to the Acquired Research and Development. Based on the evaluation, the Company determined that no impairment exists. The Company then evaluated its Goodwill using its market capitalization in determining the amount of the impairment. The Company concluded that there was no additional impairment beyond what had been recorded at December 31, 2014.

In October 2014, the Company decided to continue to develop its intellectual property only with respect to the human health therapeutic targets and would be reviewing such patents on a patent by patent basis to determine which specific ones to continue to develop. Also, in October 2014, the Company decided to suspend all development of the Factor 5A technology based on the Company’s limited capital resources and the totality of the safety and efficacy data resulting from our Phase 1b/2a clinical trial. As the Company was unable to determine if or when the development would be resumed, the Company was unable to determine what the future undiscounted cash flows from these patents could be. Therefore, the Company determined that the carrying value of its patents and patent applications related to Factor 5A were impaired. Accordingly, the Company recorded an impairment of the full carrying value of its patents related to Factor 5A in the amount of $2,290,836. During the quarter ended March 31, 2015, the Company determined that it would discontinue the development of the Company’s Factor 5A technology and would no longer maintain those patents.

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

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the fiscal years ended June 30, 2014 and 2013, in order to reduce the Company’s cost of patent prosecution and maintenance, the Company reviewed the Company’s patent portfolio and identified several patents and patent applications that the Company believed it no longer needed to maintain without having a material impact on its patent portfolio. Accordingly, during the fiscal years ended June 30, 2014 and 2013 the Company wrote off patent costs in the net amount of $330,190 and $64,210, respectively.

As of June 30, 2014, the Company determined that carrying value of its agricultural patents and patent applications was impaired. Accordingly, the Company recorded an impairment of the full carrying value of its agricultural patents in the amount of $1,350,591.

Amortization expense amounted to $24,977, $331,381and $291,046 for the fiscal years ended June 30, 2015, 2014 and 2013, respectively.

Patent costs consist of the following:

June 30, 2014
Patents approved	$1,082,759
Patents pending	1,264,462
2,347,221
Accumulated amortization	(168,354)
$2,178,867

During the fiscal years ended June 30, 2015 and 2014, the Company incurred $219,270 and $624,531, respectively, of legal fees related to the prosecution of patent costs.

7.	Accrued Expenses:

Accrued expenses were comprised of the following:

	June 30,
	2015	2014

Accrued research	$48,909	$588,613
Accrued payroll	135,497	114,872
Accrued dividends payable	6,335	14,500
Accrued other	217,964	206,006
	$408,705	$923,991

8.	Line of Credit:

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

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total interest expense recorded under the Line of Credit for the fiscal years ended June 30, 2014 and 2013 amounted to $85,629 and $122,453 respectively.

9.	Stockholders’ Equity:

Series A Preferred Stock

Each share of Series A Convertible Preferred Stock has a stated value of $1,000 (the “Stated Value”). Each holder of shares of Series A Convertible Preferred Stock is entitled to receive semi-annual dividends at the rate of 10% per annum of the Stated Value for each share of Series A Convertible Preferred Stock held by such holder. Except in limited circumstances, the Company can elect to pay the dividends in cash or shares of Common Stock. If the dividends are paid in shares of Common Stock, such shares will be priced at the lower of 90% of the average volume weighted-average price for the 20 trading days immediately preceding the payment date or $22.40.

Upon any liquidation, dissolution or winding-up of the Corporation, whether voluntary or involuntary, the Holders shall be entitled to receive an amount equal to the Stated Value plus any accrued and unpaid dividends and any other fees or liquidated damages then due and owing thereon for each share of Series A Preferred Stock before any distribution or payment shall be made to the holders of any Junior Securities. If the assets of the Corporation shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the Holders shall be ratably distributed among the Holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

During the fiscal years ended June, 30, 2015, 2014 and 2013, a total of 59,500, 17,524 and 37,197 shares of common stock with a fair value of $56,583, $67,541 and $591,321 were issued in connection with the payment of dividends on the Series A Convertible Preferred Stock. The adjustments were recorded as an increase to both additional paid-in capital and accumulated deficit.

The shares of Series A Convertible Preferred Stock were convertible into shares of Common Stock at an initial conversion price of $32.00 per share and are convertible at any time. The conversion price is subject to adjustment if the Company sells or grants any Common Stock or Common Stock equivalents, subject to certain exclusions, at an effective price per share that is lower than the conversion price of the Series A Convertible Preferred Stock. After 18 months from the date of issuance of the Series A Convertible Preferred Stock, if the Company’s Common Stock trades above $80.00 for 20 out of 30 consecutive trading days, the Series A Convertible Preferred Stock will no longer be subject to adjustment. As a result of multiple issuances of shares of common stock, as of June 30, 2015, the initial conversion prices have been adjusted from $32.00 per share to $0.75 per share.

During the fiscal years ended June 30, 2015, 2014 and 2013, in connection with the adjustments to the conversion price, due to a beneficial conversion feature, dividends in the amount of $0, $0 and $1,076,355 were recorded as an increase to both additional-paid-in capital and accumulated deficit.

Warrants

Pursuant to the purchase agreements, the Company delivered a Warrant to purchase shares of Common Stock to the Series A Non-Affiliate Investors and a Warrant to purchase shares of Common Stock to the Series B Affiliate Investors (the “Warrants”). Each Warrant has an initial exercise price of $35.00 per share of Common Stock. The Warrants were immediately exercisable and have a five year term. The Warrants issued to the Series A Non-Affiliate Investors also contain a provision which limits the holder’s beneficial ownership to a maximum of 4.99% (which percentage may be increased to 9.99% upon 60 days’ notice to the Company).

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series C Preferred Stock

Each share of 0% Series C Convertible Preferred Stock has a par value of $.01 per share. The Series C Preferred Stock is convertible at the option of the holder at any time into shares of Common Stock at a conversion rate determined by dividing the Stated Value ($7.50 per share) plus the Unpaid Dividend Amount of the Series C Preferred Stock, by the conversion price ($0.75 per share) subject to adjustment. The conversion price is subject to adjustment if the Company issues equity securities, as defined in the certificate of designation, at a price per share less than the conversion price. The holder of shares of Series C Preferred Stock will not have the right to convert any portion of its Series C Preferred Stock if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to its conversion.

The Series C Preferred Stock is entitled to receive dividends (on an as-converted to Common Stock basis) to and in the same form as dividends actually paid on shares of Common Stock and are entitled to the number of votes equal to the number of shares of Common Stock issuable upon conversion of the Series C Preferred Stock, subject to beneficial ownership limitations on conversion. Holders of Series C Preferred Stock shall vote together with the holders of Common Stock and not vote as a separate class. In connection with a liquidation event, any payment due on the Series C Preferred Stock shall be made payable prior to, and in preference of, any Common Stock.

In addition, if the Company grants options, purchase rights or other securities to all existing holders of Common Stock, other than certain exempt issuances, the holders of the Series C Preferred Stock have the right to purchase such number of shares of Common Stock that would have been provided to such holder if such holder held the number of shares of Common Stock underlying the Series C Preferred Stock.

Upon the liquidation, dissolution or winding up of the business of the Company, whether voluntary or involuntary, each holder of Series C Preferred Shares shall be entitled to receive a preferential amount in cash equal to the Par Value. All preferential amounts to be paid to the holders of Series C Preferred Shares shall be paid before the payment or setting apart for payment of any amount for, or the distribution of any assets of the Company to the holders of (i) any other class or series of capital stock whose terms expressly provide that the holders of Series C Preferred Shares should receive preferential payment with respect to such distribution (to the extent of such preference) and (ii) the Common Stock but not before any payment to holders of outstanding shares of the Company’s Series A Preferred Stock. If upon any such distribution the assets of the Company shall be insufficient to pay the holders of the Series C Preferred Shares the full amounts to which they shall be entitled, such holders shall share ratably in any distribution of assets in accordance with the sums which would be payable on such distribution if all sums payable thereon were paid in full.

Public Placements of Series C Preferred Stock, Common Stock and Warrants

May and June 2015

In May and June, 2015, the Company sold units of its securities (the “Units”) with each Unit consisting of one share of the Company’s common stock or, at the election of the Investor, shares of the Company’s newly designated 0% Series C Convertible Preferred Stock (the “Series C Preferred Stock”) and a warrant to purchase one half of one share of Common Stock at an exercise price of $1.50 per share (the “Warrants”). Each Unit was sold for $0.75 per Unit. The Common Stock issued an aggregate of 4,746,952 Units consisting of Common Stock and 2,358,370 Units consisting of 235,837 shares of Series C Preferred Stock, which are convertible into 2,358,370 shares of Common Stock and 3,552,640 warrants for gross proceeds of $5,328,966. Offering costs totaled $501,397.

The warrants are entitled to be exercised at any time on or after the issuance date and on or prior to the close of business on the thirty month anniversary of their issuance. The initial exercise price per share of the Common Stock under this warrant shall be $1.50, subject to adjustment. In accordance with the terms of the warrant agreement, for a period beginning on the closing date (July 27, 2015) and ending on the date that is the earlier of 18 months from the final closing date and (ii) the date the Company’s Common Stock is listed for trading on a national securities exchange, subject to certain restrictions as outlined in the agreement, if the Company issues any Common Stock or common stock equivalents, for a consideration less than the exercise price, the exercise price shall be reduced to such other lower price for then outstanding warrants.

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company first allocated the proceeds from the offering to the warrants based upon the fair value of the warrant which amounted to $1,742,703. This type of down round protection requires the warrants to be accounted for as a liability at fair value as of the date of issuance with the changes in the fair value of the warrant liability be recorded in operations at the end of each reporting period. For the year ended June 30, 2015, the Company recorded a credit to operations amounting to $3,313 as a result of the mark to market adjustment related to the change in fair value of the warrant liability.

The warrant liabilities represent the fair value of Common Stock purchase warrants which have exercise price reset features estimated using a Monte Carlo valuation model. The Company computes a valuation using the Monte Carlo model for such warrants to account for the various possibilities that could occur due to changes in the inputs to the model as a result of contractually-obligated changes. These estimates of the likelihood of completing an equity raise that would meet the criteria to trigger the reset provisions are based on numerous factors, including the remaining term of the financial instruments and the Company’s overall financial condition.

Changes in the unobservable input values would have likely cause material changes in the fair value of the Company’s Level 3 financial instruments. The significant unobservable input used in the fair value measurement was the estimation of the likelihood of the occurrence of a change to the strike price of the warrants. A significant increase (decrease) in this likelihood would have resulted in a higher (lower) fair value measurement.

The assumptions used to value the warrants at the date of issuance and at June 30, 2015 are as follows:

	Date of Issuance	June 30, 2015
Estimated life in years	2.5	2.4
Risk-free interest rate (1)	0.73%	0.73%
Volatility	115.20%	115.20%
Dividend paid	None	None

(1) Represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the warrant term.

In connection with the purchase of units, for a period beginning on the closing date (July 27, 2015) and ending on the date that is the earlier of 18 months from the closing date and the date the Company’s Common Stock is listed for trading on a national securities exchange, subject to certain restrictions as outlined in the agreement, if at any time the Company shall issue any Common Stock or securities convertible into or exercisable for shares of Common Stock (or modify any of the foregoing which may be outstanding) at a price per share or conversion or exercise price per share which shall be less than $0.75 per share without consent of the lead investors then the Company shall issue the subscriber such number of additional units to reflect such lower price for the units such that the subscriber shall hold such number of units, in total, had subscriber paid a per unit price equal to the lower price issuance. Common Stock issued or issuable by the Company for no consideration or for consideration that cannot be determined at the time of issue will be deemed issuable or to have been issued for $0.01 per share of Common Stock (“Favored Nations Right” or “Rights”). Notwithstanding the foregoing, any subscriber who elected to receive units consisting of Preferred Shares and warrants shall have the right to receive such additional warrants as proscribed herein but not additional Preferred Shares and all the rights of the Preferred Shares shall be governed by the Series C Certificate of Designation as discussed above. Notwithstanding anything herein or in any other agreement to the contrary, the Company shall only be required to make a single adjustment with respect to any individual lower price issuance, regardless of the existence of multiple basis therefore. The Company concluded that in accordance with ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity, that the down round protection described above meets the definition of a free standing financial instrument and must be recorded as a liability at fair value with the changes in the fair value of the right liability recorded in operations at the end of each reporting period. The Company allocated the proceeds from the offering to the rights based upon the fair value of the rights which amounted to $775,062. For the year ended June 30, 2015, the Company recorded a credit to operations amounting to $12,405 as a result of the mark to market adjustment related to the change in fair value of the rights liability.

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the right is estimated using a Monte Carlo model. The unobservable input used by the Company was the estimation of the likelihood of a reset occurring on the warrants and the anti-dilutive Rights. These estimates of the likelihood of completing an equity raise that would meet the criteria to trigger the reset provisions and anti-dilutive Rights are based on numerous factors, including the remaining term of the financial instruments and the Company’s overall financial condition

In connection with allocation of the gross proceeds to the issuance of the Series C Preferred Stock, the Company determined that the Preferred Stock’s conversion feature was considered to be beneficial. A beneficial conversion feature requires the Company to record a deemed dividend for a non-detachable conversion feature that is in the money at the issuance date. As a result, the Company recorded a deemed dividend amounting to $790,507 as of the issuance date of the preferred stock.

In accordance with the Registration Rights agreement, the Company has 45 days from the final closing date to prepare and file a registration statement covering the registrable securities for an offering to be made on a continuous basis pursuant to Rule 415. The Company shall cause the registration statement to become effective and remain effective in accordance with the terms of the agreement. The Company shall use its reasonable best efforts to cause the registration statement to be declared effective under the Securities Act as soon as possible and, in any event, by the effectiveness date which is defined as 120 days from the final closing date. The Company shall use its reasonable best efforts to keep the registration statement continuously effective under the Securities Act until all registrable securities covered by such registration statement have been sold. The agreement includes a penalty of 1% per month of the investor’s investment, payable in cash, for every 30 day period up to a maximum of 6% for failure to comply with the terms of the agreement.

In addition, the Company will also take all commercially reasonable action necessary to continue the listing or quotation and trading of its Common Stock on a principal market for as long as any subscriber holds securities, and will comply in all material respects with the Company’s reporting, filing and other obligations under the bylaws or rules of the principal market at least until five years after the closing date. In the event the listing is not continuously maintained for five years after the closing date, on each monthly anniversary of each such listing default date until the applicable listing default is cured, the Company shall pay to each subscriber an amount in cash, as partial liquidated damages equal to 1% of the subscriber’s amounts invested held as of each such date.

The Company believes that it is probable that the registration statement will be filed within the 30 day grace period and no penalty will be incurred. In addition, the Company feels that it is probable that once registered, the registration statement will continue to remain valid, incurring no future penalty.

In addition, on July 27, 2015, the Company sold an additional 959,996 Units consisting of Common Stock and 666,667 Units consisting of 66,667 shares of Preferred Stock, which are convertible into 666,667 shares of Common Stock, for gross proceeds to the Company of approximately $1,219,997.

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Offering closed on May 10, 2013.

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Offering closed on January 8, 2013.

Warrants

Warrant activity is summarized as follows:

		Weighted
	Aggregate	Average	Exercise Price
	Number	Exercise Price	Range
Outstanding, June 30, 2012	574,763	$41.38	$ 1.00 - $ 345.00
Granted	300,000	3.00	3.00
Exercised	(472,625)	14.69	3.00 - 35.00
Cancelled	-	-	-
Expired	(118,982)	63.33	101.00 - 235.00
Outstanding, June 30, 2013	283,156	36.06	$ 1.00 - $ 345.00
Granted	8,978,481	141.84	2.00 - 4.00
Exercised	(2,023,658)	3.84	52.00 - 315.00
Cancelled	-	-	-
Expired	(205)	308.78	60.00 - 315.00
Outstanding, June 30, 2014	7,237,774	$4.77	$ 1.00 - $ 345.00
Granted	3,552,639	1.50	1.50
Exercised	-	-	-
Cancelled	-	-	-
Expired	(3,457,637)	4.84	$ 3.00 - $ 345.00
Outstanding, June 30, 2015	7,332,776	$3.15	$ 1.00 - $ 140.00

Warrants as liabilities at June 30, 2013	-	-
Warrants as liabilities at June 30, 2014	-	-
Warrants as liabilities at June 30, 2015 (1)	3,552,639	$1.50

(1) Exercise price subject to reset as discussed in May and June 2015 section.

As of June 30, 2015, all of the above warrants are exercisable expiring at various dates through 2020. At June 30, 2015, the weighted-average exercise price on the above warrants was $3.15.

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

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Stock-Based Compensation

In December 2008, the Company adopted the 2008 Incentive Compensation Plan (the "2008 Plan"), which provides for the grant of stock options, stock grants and stock purchase rights to certain designated employees and certain other persons performing services for the Company, as designated by the board of directors. Pursuant to the 2008 Plan and subsequent amendments, an aggregate of 4,917,670 shares of Common Stock has been reserved for issuance. Additionally, on January 1 of each calendar year beginning with the calendar year 2015, the share reserve will automatically increase by 5% of the fully-diluted equity outstanding on the immediately preceding December 31, up to an annual maximum of 1,500,000 shares of common stock; provided, that the aggregate number of shares subject to outstanding awards will not exceed 25% of the fully-diluted equity outstanding. The 2008 Plan is intended to serve as a successor to the Amended and Restated 1998 Stock Incentive Plan (the “1998 Plan”), which terminated in December 2008.

Between February 19, 2009 and February 2, 2015, the Company filed a registration statement and amendments with the SEC to register all of the 4,917,670 shares of Common Stock underlying the 2008 Plan. The registration statement and amendments were deemed effective upon filing.

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

On November 18, 2014, the Company issued 392,860 options that are subject to vesting first based upon specified goals and milestones and then based upon time-based conditions. On the issuance date, such options had an aggregate Black-Scholes value of $237,291. Certain employees were terminated with the closure of the Company’s New Jersey office and restructuring resulting in 85,504 options being forfeited with a Black-Scholes value of $51,645. An additional 70,350 options with a Black-Scholes value of $47,345 were fully vested at the time of termination per the separation agreement. As of June 30, 2015, the Company reviewed the specified goals and milestones on an employee by employee basis. Based upon the review, the Company has estimated that it was probable that, on average, the employees would achieve 81% of the target goals. As a result, the Company is recognizing 81% of the aggregate fair value of the remaining options ratably over the time-based vesting period.

Stock option activity under the 2008 Plan and 1998 Plan is summarized as follows:

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Weighted
	Aggregate	Average	Exercise Price
	Number	Exercise Price	Range
Outstanding, June 30, 2012	156,477	$50.00	20.00 - 345.00
Granted	89,670	14.00	4.00 - 18.00
Exercised	-	-	-
Cancelled	11,524	23.00	23.00
Expired	(2,875)	202.00	109.00 - 235.00
Outstanding, June 30, 2013	231,748	50.00	4.00 – 345.00
Granted	778,480	2.94	2.65 - 5.40
Exercised	-	-	-
Cancelled	(27,788)	16.50	16.50
Expired	(3,136)	229.65	52.00 - 315.00
Outstanding, June 30, 2014	979,304	$9.49	$ 2.65 - $ 345.00
Granted	1,203,676	0.73	$ 0.54 - $ 0.83
Exercised	-		-
Cancelled	(552,471)	3.41	$0.83 - $ 140.00
Expired	(3,590)	289.09	$ 43.00 - $ 345.00
Outstanding, June 30, 2015	1,626,919	$4.45	$ 0.54 - $ 140.00

Options exercisable at June 30, 2013	166,122	$41.00
Options exercisable at June 30, 2014	428,286	$17.48
Options exercisable at June 30, 2015	1,228,739	$5.53

Weighted average fair value of options granted during the year ended June 30, 2013	$11.00

Weighted average fair value of options granted during the year ended June 30, 2014	$2.11

Weighted average fair value of options granted during the year ended June 30, 2015	$0.49

Non-vested stock option activity under the Plan is summarized as follows:

		Weighted-average
	Number of	Grant-Date
	Options	Fair Value
Non-vested stock options at July 1, 2014	551,018	$2.29
Granted	1,203,676	0.49
Vested	(821,412)	0.79
Forfeited	(535,102)	1.79
Non-vested stock options at June 30, 2015	398,180	$0.81

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2015, the aggregate intrinsic value of stock options outstanding was $263,019, with a weighted-average remaining term of 6.71 years. The aggregate intrinsic value of stock options exercisable at that same date was $217,903, with a weighted-average remaining term of 5.89 years. As of June 30, 2015, the Company has 3,290,751 shares available for future stock option grants.

As of June 30, 2015 total estimated compensation expense not yet recognized related to stock option grants amounted to $182,534, which will be recognized over the next 48 months.

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Income Taxes:

Since the Company has recurring losses and a valuation allowance against deferred tax assets, there is no tax expense (benefit) for all periods presented.

The Company files a consolidated federal income tax return. The subsidiary files separate state and local income tax returns.

As of June 30, 2015, the Company had federal net operating loss (“NOL”) carry forwards of $69,169,000 and state NOL carry forwards of approximately $61,784,000, which are available to reduce future taxable income. The federal NOL carry forwards will begin to expire in 2029. The state NOL carry forwards will begin to expire at various dates starting in 2024.  The NOL carry forwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL carry forwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state tax provisions. This could limit the amount of NOLs that the Company can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, will be determined based on the value of the Company immediately prior to the ownership change. As of June 30, 2015, The Company has not performed such an analysis. Subsequent ownership changes may further affect the limitation in future years.

The Company's reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. The Company recognized no material adjustment for unrecognized income tax benefits. Through June 30, 2015, the Company had no unrecognized tax benefits or related interest and penalties accrued.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a full valuation allowance against its deferred tax assets at June 30, 2015 and 2014, respectively, because the Company's management has determined that is it more likely than not that these assets will not be fully realized. The valuation allowance increased by $4,261,000 and $5,271,000 during the years ended June 30, 2015 and 2014, respectively, due primarily to the generation of net operating losses during the periods.

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30,
	2015	2014	2013
Federal income tax provision at statutory rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(3.2)%	(5.4)%	-%
Fair value - warranty liability	-%	-%	(2.0)%
Loss on settlement of warrant liabilities	-%	-%	1.0%
Goodwill Impairment	15.3%	-%	-%
Permanent items	0.4%	3.1%	-%
Other	-%	-%	(4.0)%
Research and development credits	(3.0)%	-%	-%
Change in valuation allowance	24.5%	36.3%	39.0%
Actual income tax provision (benefit) effective tax rate	-%	-%	-%

The principal components of deferred income tax assets consist of the following:

	June 30,
	2015	2014
Deferred Tax Assets:
Net operating loss carryforwards	$27,224,000	$23,719,000
Stock-based compensation	2,843,000	2,721,000
Other	1,285,000	651,000
Deferred tax assets	31,352,000	27,091,000
Deferred Tax Liabilities:
Indefinite-lived intangibles	(3,920,000)	(3,920,000)
Deferred tax liabilities	(3,920,000)	(3,920,000)
Less: valuation allowance	(31,352,000)	(27,091,000)
Net deferred tax asset / (liability)	$(3,920,000)	$(3,920,000)

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2015 and 2014, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company's Statements of Operations and Comprehensive Loss.

The Company files income tax returns in the United States, and various state jurisdictions. The federal and state income tax returns are generally subject to tax examinations for the tax years ended June 30, 2012 through June 30, 2015. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period.

12.	Commitments:

On November 19, 2014, the Company executed a sublease agreement dated October 8, 2014 effective as of October 20, 2014, relating to the rental of approximately 10,571 square feet of office and laboratory space located in San Diego, California. The term of the Sublease Agreement will begin on the Effective Date and will continue through October 31, 2016. The Sublease Agreement provides for monthly base rental payments of $22,728 per month, payable in advance on the first day of each month. Payments will increase by 3% on each anniversary of the Effective Date of the Sublease Agreement. Future minimum rental payments under this noncancelable operating leases at June 30, 2015 are $278,873 and $94,342 for fiscal years 2016 and 2017, respectively.

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Subsequent Event:

On September 8, 2015, the Company entered into an agreement to transfer certain Intellectual Property consisting of patents and patent applications and license agreements related to those patents and patent applications.  The Company is not actively developing any program related to the Intellectual Property included in the agreement.  The sales agreement provides that upon closing, which is subject to the attainment of certain financing goals and other customary closing conditions, the Company will receive cash and equity of the purchasing entity.

