Form 10-K/A
period 2015-06-30
Sevion Therapeutics, Inc.
filed 2015-10-28
CIK 1035354

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of each of the registrant's classes of common stock, as of October 25, 2015:

Class	Number of Shares

Common Stock, $0.01 par value	20,420,608
Preferred Stock, $0.01 par value	235,040

Explanatory Note

We are filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) of Sevion Therapeutics, Inc. to amend our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, filed on October 9, 2015 (the “Original Form 10-K”, and together with the Amendment, the “Form 10-K”), to include the information required by Part III of the Form 10-K as we no longer anticipate filing our proxy statement for the 2016 annual meeting within 120 days of June 30, 2015. With the exception of the inclusion of the information required by Part III, no information contained in the Original Form 10-K has been changed. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table identifies our current directors and executive officers as of October 8, 2015:

Name	Age	Capacities in Which Served	In Current Position Since
Executive Officers:
David Rector (1)	68	Chief Executive Officer and Director	January 2015
Vaughn Smider, M.D., Ph.D. (2)	46	Chief Scientific Officer and Director	May 2014
Miguel A. de los Rios, Ph.D. (3)	41	Vice President of Research and Development	May 2014
James Graziano, Ph.D.(4)	48	Chief Technology Officer	May 2014
James Schmidt (5)	55	Chief Financial Officer	May 2015
Directors:
Harlan W. Waksal, M.D. (6)	62	Chairman of the Board and Director	June 2009
John N. Braca* (7)	57	Director	October 2003
Phillip Frost, M.D. (8) **	79	Director	May 2014
Steven Rubin* (9)	55	Director	May 2014

*	Member of the Audit Committee and the Compensation Committee
**	Member of the Nominating and Corporate Governance Committee

(1)	Mr. Rector has been our Chief Executive Officer since January 2015 and our director since February 2002. As of July 2015, Mr. Rector also serves as a director of Majesco Entertainment Inc. and as of May 2015, as a director of SciVac Therapeutics, Inc. Since 1985, Mr. Rector has been the Principal of The David Stephen Group, which provides enterprise consulting services to emerging and developing companies in a variety of industries. Mr. Rector served as a director and member of the compensation and audit committee of the Dallas Gold and Silver Exchange Companies Inc. (formerly Superior Galleries, Inc.) from May 2004 to September 2015. Since January 2014 through January 2015, Mr. Rector served on the board of directors of MV Portfolios, Inc. (formerly California Gold Corp.) From November 2012 through January 2014, Mr. Rector has served as the CEO and President of Valor Gold. Since February 2012 through January 2013, Mr. Rector has served as the VP Finance & Administration of Pershing Gold Corp. From May 2011 through February 2012, Mr. Rector served as the President of Sagebrush Gold, Ltd. From October 2009 through August 2011, Mr. Rector had served as President and CEO of Li3 Energy, Inc. From July 2009 through May 2011, Mr. Rector had served as President and CEO of Nevada Gold Holdings, Inc. From September 2008 through November 2010, Mr. Rector served as President and CEO Universal Gold Mining Corp. Since October 2007 through February 2013, Mr. Rector has served as President and CEO of Standard Drilling, Inc. From May 2004 through December 2006, Mr. Rector had served in senior management positions with Nanoscience Technologies, Inc., a development stage company engaged in the development of DNA Nanotechnology. From 1983 until 1985, Mr. Rector served as President and General Manager of Sunset Designs, Inc., a domestic and international manufacturer and marketer of consumer product craft kits, and a wholly-owned subsidiary of Reckitt & Coleman N.A. From 1980 until 1983, Mr. Rector served as the Director of Marketing of Sunset Designs. From 1971 until 1980, Mr. Rector served in progressive roles in the financial and product marketing departments of Crown Zellerbach Corporation, a multi-billion dollar pulp and paper industry corporation. Mr. Rector received a Bachelor of Science degree in Business/Finance from Murray State University in 1969.

(2)	Dr. Smider has been our Chief Scientific Officer and director since May 2014. From January 2007 through May 2014, Dr. Smider was the founder and President of Fabrus, Inc., which became a wholly-owned subsidiary of Sevion in May 2014. Since 2005, Dr. Smider has been a faculty member at The Scripps Research Institute, where he has directed protein engineering research. From 2001 through 2005, Dr. Smider was Chief Scientific Officer at Integrigen, Inc. Dr. Smider is on the Leadership Council for The American Cancer Society in San Diego and is a founder and board member of The Elizabeth Smider Foundation. Dr. Smider received his M.D. and Ph.D. degrees from Stanford University School of Medicine.

(3)	Dr. de los Rios has been our Vice President, Research and Development since May 2014 and was previously the Vice President of Research and Development of Fabrus, Inc., which became a wholly-owned subsidiary of Sevion in May 2014. Prior to Fabrus, he founded Chimeros, Inc., a venture-backed biologics therapeutic company, in 2003. At Chimeros, he served as both the Chief Executive Officer as well as the Chief Scientific Officer from 2003 through 2011, and was the inventor of Chimeros core technologies. Dr. de los Rios received his Ph.D. in Biophysical Chemistry from the University of California, Santa Barbara. Dr. de los Rios currently advises several start-up biotechnology companies.

(4)	Dr. Graziano has been our Chief Technology Officer since May 2014 and was previously the Chief Operating Officer of Fabrus, Inc., which became a wholly-owned subsidiary of Sevion in May 2014, since its founding in 2007. Prior to Fabrus, Dr. Graziano was a Staff Scientist at Kythera Biopharmaceuticals, Inc. managing sponsored preclinical research activities from 2006 to 2007. Dr Graziano received his Ph.D. in Macromolecular and Cellular Structure and Chemistry from The Scripps Research Institute in 2006 and concurrently served as a Graduate Fellow in the Protein Sciences group at the Genomics Institute of the Novartis Research Foundation. He received his Bachelor of Arts degree in Molecular and Cellular Biology from the University of California at Berkeley. Before completing his academic studies, Dr. Graziano served in the US Navy as a qualified Naval Nuclear Power Plant Mechanical Operations Supervisor.

(5)	Mr. Schmidt has been our Chief Financial Officer since May 2015. Prior to Mr. Schmidt’s engagement by the Company, he was providing independent financial consulting services to start-up and growing companies. He formerly served as the Vice President, Finance and Administration of Receptos, Inc. from 2009 to 2013. From 2007 to 2009, he served as Senior Director of Finance and Operations for Apoptos, Inc. which was acquired by Receptos, Inc. in May 2009. He was formerly Senior Director of Finance and Operations at Conforma Therapeutics from 2001 until its acquisition by Biogen Idec in 2006 where he assisted in the transition and integration of the companies. Prior to that, from 1986 to 2001 Mr. Schmidt served in various financial and operational roles including Chief Financial Officer for Kent SeaTech Corporation, Controller for Medical Imaging Centers of America, Inc., MCA, Inc./MCA Concerts, Inc. and Manager of Accounting—Retirement Inns of America, Inc. He started his career with Coopers & Lybrand and received his B.S. in Accounting and Corporate Finance from Drake University in Des Moines, Iowa.

(6)	Dr. Waksal has been our chairman of the board of directors since June 2009 and a director since October 2008. From July 2003 to present, Dr. Waksal has been the President and Sole Proprietor of Waksal Consulting L.L.C., which provides strategic business and clinical development counsel to biotechnology companies. Dr. Waksal co-founded the biotechnology company ImClone Systems Inc. in 1984. From July 2011 to July 2014, Dr. Waksal has served as the Executive Vice-President, Business and Scientific Affairs of Acasti Pharma, Inc., which is a subsidiary of Neptune Technologies & Bioresources, Inc. From March 1987 through July 2003, Dr. Waksal had served in various senior roles for ImClone Systems Inc. as follows: March 1987 through April 1994 – President; April 1994 through May 2002 – Executive Vice President and Chief Operating Officer; May 2002 through July 2003 – President, Chief Executive Officer and Chief Operating Officer. Dr. Waksal also served as a director of ImClone Systems Inc. from March 1987 through January 2005. In August 2014, Dr. Waksal joined Kadmon Corporation, a private biopharmaceutical company, as Chief Executive Officer and President. Dr. Waksal currently serves on the board of directors of Acasti Pharma, Inc. and Neptune Technologies & Bioresources, Inc. Dr. Waksal is also a member of the Board of Trustees of Oberlin College. Dr. Waksal received a Bachelor of Arts in Biology from Oberlin College and an M.D. from Tufts University School of Medicine.

(7)	Mr. Braca has been our director since October 2003. Mr. Braca has also served as a director and board observer for other healthcare, technology and biotechnology companies over the course of his career. Since April 2013, Mr. Braca has been the President and sole proprietor of JNB Consulting, which provides strategic business development counsel to biotechnology companies. From August 2010 through April 2013, Mr. Braca had been the executive director controller for Iroko Pharmaceuticals, a privately-held global pharmaceutical company based in Philadelphia. From April 2006 through July 2010, Mr. Braca was the managing director of Fountainhead Venture Group, a healthcare information technology venture fund based in the Philadelphia area, and has been working with both investors and developing companies to establish exit and business development opportunities. From May 2005 through March 2006, Mr. Braca was a consultant and advisor to GlaxoSmithKline management in their research operations. From 1997 to April 2005, Mr. Braca was a general partner and director of business investments for S.R. One, Limited, or S.R. One, the venture capital subsidiary of GlaxoSmithKline. In addition, from January 2000 to July 2003, Mr. Braca was a general partner of Euclid SR Partners Corporation, an independent venture capital partnership. Prior to joining S.R. One, Mr. Braca held various finance and operating positions of increasing responsibility within several subsidiaries and business units of GlaxoSmithKline. Mr. Braca is a licensed Certified Public Accountant in the state of Pennsylvania and is affiliated with the American Institute of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants. Mr. Braca received a Bachelor of Science in Accounting from Villanova University and a Master of Business Administration in Marketing from Saint Joseph’s University.

(8)	Dr. Frost has been our director since May 2014. Dr. Frost has been the Chief Executive Officer and Chairman of OPKO Health, Inc. since March 2007. Dr. Frost was named Chairman of the Board of Teva Pharmaceutical Industries, Ltd, in March 2010 and had previously been Vice Chairman since January 2006, when Teva acquired IVAX Corporation. Dr. Frost had served as Chairman of the Board and Chief Executive Officer of IVAX since 1987. Dr. Frost was Chairman of the Department of Dermatology at Mt. Sinai Medical Center of Greater Miami, Miami Beach, Florida from 1972 to 1990. Dr. Frost was Chairman of the Board of Directors of Key Pharmaceuticals, Inc. from 1972 until its acquisition by Schering Plough Corporation in 1986. Dr. Frost was named Chairman of the Board of Ladenburg Thalmann Financial Services, Inc., an investment banking, asset management and securities brokerage firm providing series through its principal operating subsidiary, Ladenburg Thalmann & Co. Inc. in July 2006 and has been a director of Ladenburg Thalmann from 2001 until 2002 and again since 2004. Dr. Frost also serves as a member of the Board of Trustees of the University of Miami and as a Trustee of each of the Miami Jewish Home for the Aged and the Mount Sinai Medical Center. Dr. Frost is also a director of Castle Brands, a developer and marketer of premium brand spirits and Co Crystal Pharma, Inc., a company developing novel antiviral treatments for serious or chronic viral diseases. Dr. Frost received his Bachelor of Arts degree from the University of Pennsylvania and his M.D. degree from the Albert Einstein College of Medicine.

(9)	Mr. Rubin has been our director since May 2014. Since May 2007, Mr. Rubin has been the Executive Vice President – Administration at OPKO Health, Inc. and a director of OPKO since February 2007. Mr. Rubin served as the Senior Vice President, General Counsel and Secretary of IVAX Corporation from August 2001 through September 2006. Mr. Rubin currently serves on the board of directors of Tiger Media, Inc., a multi-platform billboard and advertising company in China, Kidville, Inc., which operates large upscale facilities catering to newborns through five-year old children and their families and offers a wide range of developmental classes, Non-Invasive Monitoring Systems, Inc., a medical device company, Tiger X Medical, Inc., an early-stage orthopedic medical device company specializing in designing, developing and marketing reconstructive joint devices and spinal surgical devices, Castle Brands, Inc., a developer and marketer of premium brand spirits, Cocrystal Pharma, Inc., a biotechnology company developing antiviral therapeutics from human diseases, and Neovasc, Inc., a company developing and marketing medical specialty vascular devices. Mr. Rubin received his Bachelor of Arts degree in economics from Tulane University and his J.D. degree from the University of Florida. Mr. Rubin brings extensive leadership, business, and legal experience, as well as tremendous knowledge of our business and the pharmaceutical industry generally, to the Board. He has advised pharmaceutical companies in several aspects of business, regulatory, transactional, and legal affairs for more than 24 years.

None of our current executive officers or directors are related to any other executive officer or to any of our directors. Our executive officers are elected annually by our board and serve until their successors are duly elected and qualified.

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

Based solely on our review of the copies of such forms received by us and upon written representations of the Reporting Persons received by us, we believe that there has been compliance with all Section 16(a) filing requirements applicable to our Reporting Persons during the fiscal year ended June 30, 2015.

Code of Business Ethics and Conduct

On March 17, 2003, our board adopted a Code of Business Ethics and Conduct, which may be found on our website at www.seviontherapeutics.com. The Code of Business Ethics and Conduct applies to the our principal executive officers, principal financial officer, principal accounting officer, and other persons who perform similar functions for Sevion, in addition to our corporate directors and employees.

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

Our Audit Committee is currently comprised of John N. Braca and Steven Rubin. Mr. Braca currently serves as the chairman of the Audit Committee. Although we are not currently subject to audit committee independence requirements, in determining whether our Audit Committee members are independent, we use the definition of independence provided under Section 803 of the NYSE MKT Company Guide. The NYSE MKT currently requires an Audit Committee comprised solely of independent directors. Messrs. Braca and Rubin are “independent” members of our board as defined in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Section 803 of the NYSE MKT Company Guide. In addition, our board of directors has determined that Mr. Braca satisfies the definition of an audit committee “financial expert” as set forth in Item 407(d)(5) of Regulation S-K promulgated by the SEC. Our Audit Committee held four (4) meetings during Fiscal 2015.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis explains the principles underlying our compensation policies and decisions and the principal elements of compensation paid to our executive officers during Fiscal 2015 and as anticipated for Fiscal 2016. Our Chief Executive Officer, Chief Financial Officer and all of our other executive officers included in the Summary Compensation Table will be referred to as the “named executive officers” for purposes of this discussion.

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

Sevion is a clinical stage company building and developing a portfolio of innovative therapeutics, from both internal discovery and acquisition, for the treatment of cancer and immunological diseases. To achieve our strategic objectives, we have emphasized the recruitment of executives with significant industry or scientific experience. This is a very competitive industry and our success depends upon our ability to attract and retain qualified executives through competitive compensation packages. The Compensation Committee administers the compensation programs for our executive officers with this competitive environment in mind.

Pharmaceutical research, development and commercialization require sustained and focused effort over many years. As a consequence, the Compensation Committee believes our compensation program must balance long-term incentives that create rewards for the realization of our long-term strategic objectives with near term compensation that rewards employees for the achievement of annual goals that further the attainment of our long-term objectives and align the interests of our employees with those of our stockholders.

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

Setting Executive Compensation

For Fiscal 2015, the Committee’s objective was to target each component of compensation listed below to be competitive with comparable positions at peer group companies, and to target the total annual compensation of each named executive officer at the appropriate level for comparable positions at the competitive peer group companies.

Previously, the Committee engaged J. Richard and Co., also referred to herein as J. Richard, a nationally recognized compensation consulting firm, as its compensation consultant, on an as needed basis regarding its proposed programs and approaches to compensation, for which J. Richard was compensated. J. Richard did not provide any services to the Committee or Sevion for Fiscal 2015.

The Committee elected to identify various companies in the biotech sector it felt were somewhat close in scope of operation to Sevion. It became evident, as in prior years, that due to the key banner points listed above (the breadth of operations in general, executive officers scope of duties and responsibilities, position in the life cycle, financial responsibilities, capitalization and size of management staff) it is very difficult to identify such public entities for comparative purposes. For Fiscal 2015, the companies we elected to evaluate were as follows: Abeona Therapeutics (ABEO); Mast Therapeutics (MSTX); Cortex Pharmaceuticals (CORX); RXi Pharmaceuticals (RXII); Titan Pharmaceuticals (TTNP); Oxigene (OXGN); Casi Pharmaceuticals (CASI); and Silence Therapeutics (SLN). As of October 2015, the companies elected to evaluate for fiscal 2016 remain consistent. In selecting companies to survey for such compensation purposes, the Committee considered many factors not directly associated with the stock price performance of those companies, such as geographic location, development stage, organizational structure and market capitalization. For this reason, there is not a meaningful correlation between the companies included within the peer group identified for comparative compensation purposes and the companies included within the RDG Micro Biotechnology Index. Because the biotechnology industry is a dynamic industry, our comparator group is periodically updated to ensure that companies continue to meet established criteria and remain similar in scope of operation to us.

In determining the compensation of each named executive officer, the Committee also considers a number of other factors, including our recent performance and the named executive officer’s individual performance, the Chief Executive Officer’s recommendations and the importance of the executive’s position and role in relation to execution of our strategic plan. There is no pre-established policy for allocation of compensation between cash and non-cash components or between short-term and long-term components. Instead, the Committee determines the mix of compensation for each named executive officer based on its review of the competitive data, its subjective analysis of that individual’s performance and contribution to our financial performance, the financial strength and outlook of Sevion and, most of all, what is considered fair and reasonable based on the scope of operations and responsibilities of the officer. For the Chief Executive Officer, for Fiscal 2015, the Committee set his performance targets and compensation levels based upon the Committee’s review and analysis of his performance and the factors described above. For other named executive officers, the Committee sets performance targets and compensation levels after taking into consideration recommendations from the Chief Executive Officer. As part of this process, the Committee considers a number of factors important to our stockholders, including ongoing concerns over the dilutive effect of option grants on our outstanding shares, the compensation expense we must take for financial accounting purposes in accordance with FASB Accounting Standards Codification Topic 718 (ASC 718, Compensation-Stock Compensation) with respect to option grants in relation to the actual value anticipated to be delivered to our executive officers from such awards, and the market volatility of our stock.

Impact of 2013 Say-on-Pay Vote: The most recent stockholder advisory vote on executive officer compensation required under the federal securities laws was held on March 28, 2013. More than 93 percent of the votes cast on such proposal were in favor of the compensation of the named executive officers, as that compensation was disclosed in the Compensation Discussion and Analysis and the various compensation tables and narrative that appeared in the Company’s proxy statement dated February 26, 2013. Based on that level of stockholder approval, the Committee decided not to make any material changes to the Corporation’s compensation philosophies, policies and practices for the remainder of the 2013 fiscal year or for compensation decisions made with respect to the 2014 and 2015 fiscal year compensation of the named executive officers. However, the Committee will continue to take into account future stockholder advisory votes on executive compensation and other relevant market developments affecting executive officer compensation in order to determine whether any subsequent changes to the Corporation’s executive compensation programs and policies would be warranted to reflect any stockholder concerns reflected in those advisory votes or to address market developments. Based on the voting preference of our stockholders, the frequency of future Say-on-Pay votes will be every three years. Accordingly, we are soliciting a stockholder advisory vote on executive officer compensation at this year’s annual meeting.

Components of Compensation

For Fiscal 2015, our executive compensation program included the following components:

•	base salary; and

•	annual equity incentives.

Currently, for Fiscal 2016, our executive compensation program includes the following components:

•	base salary; and

•	annual equity incentives.

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

When compared to comparable positions at the competitive peer group companies, it is the Committee’s objective to target the base compensation level of executive officers approximately around the 50th percentile because of our current financial position. However, historically, the base compensation level for our executive officers has been below the 25th percentile of competitive peer group companies. In determining the compensation of each executive officer, the Committee also considers a number of other factors, including recent Sevion and individual performance, the officer’s position and responsibilities and the CEO’s recommendations (with respect to officers other than the CEO).

Base Salary for Fiscal 2015 – For Fiscal 2015, after a review of the factors discussed above, the Committee determined that it would not award salary increases to management and the named executive officer’s salaries were not increased.

Base Salary for Fiscal 2016 – For Fiscal 2016, after a review of the factors discussed above, the Committee determined that it would not award salary increases to management and the named executive officer’s salaries were not increased.

Annual Bonuses for Fiscal 2015 – The Committee determined, as a result of reviewing several factors, primarily because of the company’s limited cash resources reserved for research and development activities, that no bonuses were or would be granted for Fiscal 2015.

Annual Bonuses for Fiscal 2016 – Bonuses will be determined at the discretion of the board after the end of the fiscal year based upon the recommendation of the Committee.

Equity Incentive Awards

In General – A portion of each named executive officer’s compensation is provided in the form of equity awards. It is the Committee’s belief that properly structured equity awards are an effective method of aligning the interests of our named executive officers with those of our stockholders.

Equity awards were made in the form of incentive stock options, also referred to herein as ISO’s, for tax purposes. The Committee has followed a grant practice of tying equity awards to its annual year-end review of individual performance, its assessment of our performance and our operational results.

Equity Incentive Plan for Fiscal 2015 – The Committee, in coordination with our Chief Executive Officer, established our goals and objectives for Fiscal 2015, which includes the following:

•	Contributions relating to the development of our technology programs:

○	Complete the current phase 1b/2a study in multiple myeloma; and

○	Development plan to advance in-house antibodies to the clinic;

•	Contributions relating to finance objectives:

○	Improve the capital resources of the company; and

○	Regain a listing on a major stock exchange;

•	Contributions relating to corporate development:

○	Expand product portfolio;

○	Licensing opportunities;

○	Complete evaluation of agricultural portfolio;

○	Rebranding of company; and

○	Integrate business acquisitions.

The foregoing goals and objectives were generally weighted as follows: 20% for contributions relating to the development of our technology programs; 50% to contributions relating to finance objectives; and 30% to contributions relating to corporate development. However, the specific weighting varied from executive officer to executive officer, in order to reflect that officer’s specific duties and responsibilities. The Committee identified additional individual performance goals and objectives for Fiscal 2015 for Drs. Browne, Smider and de los Rios and Mr. Martell. Mr. Martell’s goals and objectives primarily included all of the goals for Drs. Browne, Smider and de los Rios. Dr. Browne’s goals and objectives primarily included the completion of the current clinical trial for SNS01-T, additional research and formulation activities for SNS01-T, developing a follow-on clinical plan for SNS01-T and the expansion of Sevion’s product portfolio. Dr. Smider’s goals and objectives primarily included finalizing and executing a development plan for two in-house antibodies, advancement of corporate development activities and the expansion of Sevion’s product portfolio. Dr. de los Rios’s goals and objectives primarily included finalizing and executing a development plan for two in-house antibodies and engagement and management of a contract research organization to aid development of those antibodies.

In September 2014, the Committee determined to award the following options to purchase shares of our common stock to the following named executive officers in connection with the short-term goals and objectives for Fiscal 2015:

Name	Shares
Ronald A. Martell	56,364
Leslie J. Browne, Ph.D.	42,210
David Rector	-
Vaughn Smider, M.D., Ph.D.	42,210
Miguel A. de los Rios, Ph.D.	34,020

Such options were granted on November 18, 2014, which was two business days after the filing of our quarterly report on Form 10-Q for the quarter ended September 30, 2014, and have an exercise price of $0.83, which was the closing price of the common stock on such date. The options vest on the basis of a two-step process. First, options vest based on attainment of the pre-established corporate and individual performance goals. Second, the options that are earned based on attainment of performance will vest with respect to twenty-five percent (25%) of such options on the first anniversary of the date of grant with the balance vesting at a rate of 1/36 for each month thereafter, subject to the executive officer’s continued service through each applicable vesting date. No options will vest if the Committee has determined that the performance metrics have not been met.

Equity Incentive Plan for Fiscal 2016 – The Committee, in coordination with our Chief Executive Officer, is currently considering the equity grants to named executive officers in Fiscal 2016, including the establishment of goals and objectives for Fiscal 2016. No final decisions have been made at this time.

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

Analysis of Risk Associated with our Compensation Plans

In making decisions regarding compensation program design and pay levels, our Compensation Committee and senior management, working with our Audit Committee, consider many factors, including any potential risks to Sevion and our stockholders. Although a significant portion of our executives’ compensation is performance-based and “at-risk,” we believe our compensation plans are appropriately structured and are not reasonably likely to have a material adverse effect on us.

We do not believe that the performance-based nature of the executive compensation program encourages excessive risk-taking by our executive officers that would threaten our economic viability. In Fiscal 2014, the Compensation Committee’s performance milestones under the stock option grants for certain clinical objectives were focused on the achievement of specific milestones, rather than a successful outcome. The Compensation Committee believes that this strategy protects against the potential of short-term incentives to encourage excessive risk taking. In addition, long-term equity awards tied to the value of our common stock represent a significant component of an executive officer’s total direct compensation, as evidenced by the compensation breakdown contained in the Summary Compensation Table that follows. Those awards promote a commonality of interest between the executive officers and our stockholders in sustaining and increasing stockholder value. Because the equity awards are typically made on an annual basis to the executive officers, those officers always have unvested awards outstanding that could decrease significantly in value if our business is not managed to achieve its long term goals. Accordingly the overall compensation structure is not overly-weighted toward short-term incentives, and we have taken what we believe are reasonable steps to protect against the potential of disproportionately large short-term incentives that might encourage excessive risk taking.

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

Retirement Benefits – The named executive officers may participate in our 401(k) plans administered by Sevion and Fabrus, Sevion’s wholly-owned subsidiary.

Other Benefits and Perquisites – All administrative employees, including the named executive officers, are eligible to receive standard health, disability, and life insurance. We do not provide any additional benefits and perquisites.

Executive Compensation Agreements

Consulting Agreement

On January 9, 2015, we entered into a consulting agreement with The David Stephen Group LLC, an entity controlled by David Rector, our interim President and Chief Executive Officer, setting forth Mr. Rector’s monthly compensation amount for the provision of his services as our interim President and Chief Executive Officer, as well as certain other standard provisions, such as confidentiality and invention assignment.

IRC Section 162(m) Compliance

As a result of Section 162(m) of the Internal Revenue Code, publicly-traded companies such as us are not allowed a federal income tax deduction for compensation, paid to the Chief Executive Officer and the three other highest paid executive officers, to the extent that such compensation exceeds $1 million per officer in any one year and does not otherwise qualify as performance-based compensation. Currently, our stock option compensation packages are structured so that compensation deemed paid to an executive officer in connection with the exercise of a stock option should qualify as performance-based compensation that is not subject to the $1 million limitation. However, other awards, like restricted stock units (“RSUs”) that may be granted under our stock incentive plans may or may not so qualify. In establishing the cash and equity incentive compensation programs for the executive officers, it is the Committee’s view that the potential deductibility of the compensation payable under those programs should be only one of a number of relevant factors taken into consideration, and not the sole governing factor. For that reason the Committee may deem it appropriate to continue to provide one or more executive officers with the opportunity to earn incentive compensation, including cash bonus programs tied to our financial performance and RSU awards, which may be in excess of the amount deductible by reason of Section 162(m) or other provisions of the Internal Revenue Code. It is the Committee’s belief that cash and equity incentive compensation must be maintained at the requisite level to attract and retain the executive officers essential to our financial success, even if part of that compensation may not be deductible by reason of the Section 162(m) limitation.

It is important to note that as of June 30, 2015, the Company had net operating loss carryforwards for federal income tax purposes. These loss carryforwards would defer the impact of any deductions that the Company might lose under Section 162(m) for one or more of those carryforward years.

For Fiscal 2015, none of our executive officer’s compensation reached the $1 million limitation. The Committee will continue to evaluate such $1 million limitation in Fiscal 2016.

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed the Compensation, Discussion and Analysis with management, and based on this review and these discussions, the Compensation Committee recommended to the board that the Compensation, Discussion and Analysis be included in Sevion’s Annual Report on Form 10-K/A.

This report is submitted on behalf of the
Compensation Committee
John N. Braca, Chairman
Steven Rubin

Other Compensation

Summary Compensation Table

The following table sets forth information concerning compensation for services rendered in all capacities during the fiscal years ended June 30, 2015, June 30, 2014 and June 30, 2013, if applicable, awarded to, earned by or paid to: (i) all persons that served as our Chief Executive Officer during Fiscal 2015; (ii) our two most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at the end of Fiscal 2015; and (iii) individuals who would qualify under (ii) but for the fact that the individual was not serving as an executive officer at the end of the fiscal year, collectively referred to herein as the named executive officers. No other executive officers who would have otherwise been includable in such table on the basis of total compensation for Fiscal 2015 have been excluded by reason of their termination of employment or change in executive status during that year.

Name and Principal Position	Year (1)	Salary ($)(2)	Bonus ($)	Stock Awards ($)	Option Awards ($) (3)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (4)	Total ($)
David Rector (5) Chief Executive Officer	2015	$57,419	—	—	—	—	—	—	$57,419
Vaughn Smider, M.D., Ph.D.	2015	$200,000	—	—	$25,495	—	—	—	$225,495
Chief Scientific Officer	2014	$23,077	—	—	—	—	—	—	$23,077
Miguel de los Rios Ph.D.* Vice President of Research and Development	2015	$175,000	—	—	$20,548	—	—	—	$195,548

Former Officers:
Ronald A. Martell (6)	2015	$157,711	—	—	$34,044	—	—	$122,917	$314,672
Former Chief Executive Officer	2014	—	—	—	$775,200	—	—	—	$775,200
Leslie J. Browne, Ph.D. (7)	2015	$121,130	—	—	$25,495	—	—	$271,000	$417,625
Former President and Chief Executive Officer	2014	$273,860	—	—	$74,089	—	—	—	$347,949
	2013	$273,860	—	—	$180,180	—	—	—	$454,040

* Prior year compensation data for 2014 has not been provided for Dr. de los Rios, as he was not a named executive officer until fiscal year 2015

(1)	Sevion’s fiscal year ends on June 30.
(2)	Such amount represents actual salary paid, including such amounts deferred in connection with our 401K plan.
(3)	The amounts shown are the grant date fair value of stock options granted to each named executive officer, in accordance with FASB ASC Topic 718 pursuant to the Black-Scholes pricing model. For a discussion of valuation assumptions used in the calculations, see Notes 2 and 10 of Notes to Consolidated Financial Statements included in this prospectus. The grant date fair values used to calculate such compensation costs were not adjusted to take into account any estimated forfeitures.
(4)	Amounts include severance payments in conjunction with each respective officer’s separation agreement.
(5)	Mr. Rector was appointed as the Company’s Interim Chief Executive Officer on January 9, 2015 and is a consultant of the Company.
(6)	Mr. Martell was appointed as the Company’s Chief Executive Officer from June 25, 2014 to January 8, 2015. In conjunction with his resignation, all his outstanding options granted were forfeited.
(7)	Dr. Browne was the Company’s Chief Executive Officer from May 25, 2010 through May 16, 2014 and served as President through November 30, 2014. In conjunction with the Retention Agreement dated May 16, 2014 entered into with Dr. Browne, all outstanding equity awards were fully vested as of his termination date, November 30, 2014, and he was entitled to severance payments equal to 12 months of his salary. His entire severance as paid in fiscal year 2015.

In September 2014 and August 2013, the Committee determined that the performance metrics for the Fiscal 2014 and 2013 grants had not been fully met. Therefore, a percentage of the options granted in Fiscal 2014 and 2013 to Dr. Browne were forfeited as follows:

Name	Grant Date	Original Grant	Percentage Forfeited	Options Forfeited	Grant Date Fair Value
Leslie J. Browne, Ph.D.	11/16/2012	13,650	75%	10,238	$135,135
	9/13/2013	17,230	10%	1,723	$7,409

The grant date fair values used to calculate such compensation costs were not adjusted to take into account the effect of the forfeitures.

Grants of Plan-Based Awards

The following Grants of Plan Based Awards table provides additional information about stock and option awards and equity incentive plan awards granted to our named executive officers during the fiscal year ended June 30, 2015.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Under- lying	Exercise or Base Price of Option	Grant Date Fair Value of Equity
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	or Units (#)	Options (#)	Awards ($/Sh)	Awards ($)(1)
Vaughn Smider, M.D., Ph.D.	11/18/2014	—	—	—	—	42,210	42,210	—	—	$0.83	$25,495
Miguel de los Rios Ph.D.	11/18/2014	—	—	—	—	34,020	34,020	—	—	$0.83	$20,548
Ronald A. Martell (2)	11/18/2014	—	—	—	—	56,364	56,364	—	—	$0.83	$34,044
Leslie J. Browne, Ph.D.	11/18/2014	—	—	—	—	42,210	42,210	—	—	$0.83	$25,495

(1)	The amounts shown are the grant date fair value of stock options granted to each named executive officer, in accordance with FASB ASC Topic 718 pursuant to the Black Scholes pricing model. For a discussion of valuation assumptions used in the calculations, see Notes 2 and 10 of Notes to Consolidated Financial Statements included in this prospectus. The grant date fair values used to calculate such compensation costs were not adjusted to take into account any estimated forfeitures.
(2)	In conjunction with the resignation of Mr. Martell, all his outstanding options granted were forfeited.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the equity awards we have made to our named executive officers, which remain outstanding as of June 30, 2015.

	Option Awards								Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexer- cisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Vaughn Smider, M.D., Ph.D.	11/18/2014	—		—	42,210	(1)	$0.83	11/18/2024	—	—	—	—
Miguel de los Rios Ph.D.	5/16/2014	75,386	(2)	—	37,696	(2)	$2.65	7/9/2023	—	—	—	—
	11/18/2014	—		—	34,020	(1)	$0.83	11/18/2024	—	—	—	—
Ronald A. Martell		—		—	—		—	—	—	—	—	—
Leslie J. Browne, Ph.D.	5/25/2010	10,000	(3)	—	—		$55.00	5/25/2020	—	—	—	—
	11/17/2010	7,250	(3)	—	—		$26.00	11/17/2020	—	—	—	—
	9/30/2011	3,685	(3)	—	—		$23.00	9/30/2021	—	—	—	—
	11/16/2012	3,412	(3)	—	—		$16.50	11/16/2022	—	—	—	—
	9/13/2013	15,507	(3)	—	—		$5.40	9/13/2023	—	—	—	—
	11/18/2014	42,210	(3)	—	—		$0.83	11/18/2024	—	—	—	—

(1)	Such amounts consist of performance based options with the maximum number of option shares in which the optionee may vest to be determined by the Compensation Committee within 90 days following the fiscal year end based on achievement of performance metrics and shall vest one-quarter on the first anniversary of the date of grant with one-thirty-sixth of the balance vesting each month thereafter with continued service.
(2)	47,114 of the options were exercisable on the date of grant, with one-twenty-eighth of the balance vesting each month thereafter.
(3)	Options remain exercisable through the expiration dates.

Option Exercises and Stock Vested

There were no option exercises and stock vested activity for our named executive officers during the year ended June 30, 2015.

Director Compensation

We pay our non-employee directors cash compensation, paid in quarterly increments as consideration for their service on our board for each fiscal year as follows:

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

Equity Compensation

Equity Election Program

A director may elect to receive, in lieu of such cash retainer and meeting fees, either (i) restricted stock units, or RSUs, covering that number of shares having a fair market value on the grant date equal to such cash award or (ii) a number of option shares equal to twice the number of RSU’s that would have been received, with an exercise price per share equal to the fair market value of our common stock on the option grant date. Such election must be timely made and generally applies for the entire year. The awards are fully-vested on the grant date and each option has a maximum term of 10 years subject to earlier termination 3 months following cessation of board service. The RSUs or options are generally granted quarterly, effective two (2) days following the filing of our quarterly reports on Form 10-Q for that quarter, and are fully vested as of the grant date.

As elected by all directors in 2014 to receive options in lieu of cash, an option grant was made in November 2014 to pay the remaining 2014 amounts owed. For Fiscal 2015, only one of the directors elected to continue to receive options in lieu of cash, Dr, Waksal, all other directors elected to receive their fees in cash for the year. Accordingly, the directors received options to purchase shares of our common stock pursuant to the provisions of the 2008 Stock Plan and their equity elections with the exercise price per share equal to the closing price on the option grant date. The dollar amount of the fees paid in equity pursuant to such program by each director for Fiscal 2015 and the number of shares subject to such equity awards was as follows:

Director	Grant Date	$ Amount of Fees paid in Equity	Number of Shares subject to Options
Harlan W. Waksal, M.D.	11/18/14	$7,125	17,168
	2/19/15	$7,250	26,852
	5/18/15	$5,500	11,340
John N. Braca	11/18/14	$2,187	5,270
Christopher Forbes (1)	11/18/14	$1,437	3,462
David Rector (2)	11/18/14	$2,187	5,270
Steven Rubin	11/18/14	$1,375	3,314

(1)	Such director resigned from the board on January 8, 2015.
(2)	Option granted to Mr. Rector during his service as a member of the Board of Directors and a member of Compensation Committee and the Audit Committee.

Annual Equity Awards

We do not automatically grant options or other equity to our non-employee board members. Our Compensation Committee reviews the equity program each year and determines the appropriate level of the equity awards to be made for that year.

On November 18, 2014, the Committee granted the following options to the non-employee directors for their service during Fiscal 2015; the options had an exercise price per share equal to $0.83, the closing price on the option grant date. Such options vested as follows: one-half (1/2) upon the date of grant and the remaining one-half (1/2) vested one (1) year from the date of grant, subject to continued board service through the vesting date. Each option has a maximum term of 10 years subject to earlier termination 3 months following cessation of board service. The option grants listed below are in addition to the options awarded to our directors pursuant to the equity election program described above.

Director	Number of Shares subject to Options
Harlan W. Waksal, M.D.	38,034
John N. Braca	31,698
Christopher Forbes (1)	27,882
David Rector (2)	31,698
Phillip Frost, M.D.	25,344
Steven Rubin	25,344

(1)	Such director resigned from the board on January 8, 2015.
(2)	Option granted to Mr. Rector during his service as a member of the Board of Directors and a member of Compensation Committee and the Audit Committee.

Aggregate Equity Compensation

The following table sets forth information relating to the equity awards granted to the non-employee directors during Fiscal 2015.

		Stock Awards	Option Awards
Director	Grant Date	Number of Shares	Option Exercise Price ($)/ Share	Number of Shares		Grant Date Fair Value
Harlan W. Waksal, M.D.	11/18/14	—	$0.83	17,168	(2)	$9,580
	11/18/14	—	$0.83	38,034		$21,946
	2/19/15	—	$0.54	26,852		$10,477
	5/18/15	—	$0.97	11,340		$8,704
John N. Braca	11/18/14	—	$0.83	5,270	(1)	$2,941
	11/18/14	—	$0.83	31,698		$18,290
Christopher Forbes	11/18/14	—	$0.83	3,462	(1)	$1,932
	11/18/14	—	$0.83	27,882		$16,088
David Rector	11/18/14	—	$0.83	5,270	(1)	$2,941
	11/18/14	—	$0.83	31,698		$18,290
Phillip Frost, M.D	11/18/14	—	$0.83	25,344		$14,623
Steven Rubin	11/18/14	—	$0.83	3,314	(1)	$2,751
	11/18/14	—	$0.83	25,344		$14,623

(1)	Represents additional options granted for service during Fiscal 2014, not for cash compensation for Fiscal 2015.
(2)	Includes 4,518 additional options granted for service during Fiscal 2014, not for cash compensation for Fiscal 2015. The remainder of the grant of 12,650 options represents payment for service during the first quarter of 2015 and his annual retainer as the Chairman of the Board, Compensation Committee Chair and as a member of the Nominating Committee.

Director Compensation Summary

The table below shows the compensation paid or awarded to our non-employee directors during the fiscal year ended June 30, 2015.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Harlan W. Waksal, M.D., Chairman of the Board	$—	—	$50,706	—	—	$50,706
John N. Braca	$18,750	—	$21,231	—	—	$39,981
Christopher Forbes	$10,250	—	$18,020	—	—	$28,270
David Rector	$13,625	—	$21,231	—	—	$34,856
Phillip Frost, M.D.	$13,500	—	$14,623	—	—	$28,123
Steven Rubin	$16,875	—	$17,374	—	—	$34,249

(1)	In accordance with SEC rules, this column reflects the aggregate grant date fair value of the option awards granted during FY2015 computed in accordance with ASC 718. Assumptions used in the calculation of these amounts are included in Notes 2 and 10 to our consolidated financial statements included elsewhere in this prospectus. The grant date fair values used to calculate such compensation costs were not adjusted to take into account any estimated forfeitures. These amounts do not reflect the actual economic value that will be realized by the named executive officer upon the vesting of the stock options, the exercise of the stock options or the sale of the common stock underlying such stock options. For further information concerning such equity awards, see the section above entitled “Aggregate Equity Compensation” and the section below entitled “Outstanding Director Equity Awards.”

Outstanding Director Equity Awards

The following table shows the total number of shares of our common stock subject to option awards (vested and unvested) held by each non-employee director as of June 30, 2015:

Director	Number of Stock Awards Outstanding	Number of Option Awards Outstanding
Harlan W. Waksal, M.D.	—	147,693
John N. Braca	—	77,664
Christopher Forbes (1)	—	66,791
David Rector (2)	—	78,400
Phillip Frost, M.D.	—	25,344
Steven Rubin	—	28,658

(1)	Such director resigned from the board on January 8, 2015.
(2)	Option granted to Mr. Rector during his service as a member of the Board of Directors and a member of Compensation Committee and the Audit Committee.

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

As of June 30, 2015, there were 162 holders of record of our common stock, and we had outstanding 18,752,813 shares of our common stock and each outstanding share is entitled to one (1) vote at the Meeting. The following table sets forth certain information, as of June 30, 2015, with respect to holdings of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our common stock outstanding as of such date; (ii) each of our directors, which includes all nominees, and our named executive officers; and (iii) all of our directors and our current executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Percent of Class (3)
(i) Certain Beneficial Owners:

Barry Honig 555 South Federal Highway #450 Boca Raton, FL 33432	1,401,483	(4)	9.9%

Frost Gamma Investments Trust Miami, FL 33137	1,932,550	(5)	9.9%

Alpha Capital Anstalt Padafant 7 Furstentums 9490 Vaduz, Liechtenstein	1,064,229	(6)	7.7%

Michael Brauser 4400 Biscayne Blvd. Suite 850 Miami, FL 33137	1,385,276	(7)	8.4%

(ii) Directors, Named Executive Officers and Chief Executive Officer:

Phillip Frost, M.D.	1,932,550	(5)	9.9%
Vaughn Smider, M.D., Ph.D.	1,349,583	(8)	7.1%
Miguel de los Rios Ph.D.	75,386	(9)	*
Leslie J. Browne, Ph.D.	83,354	(10)	*
David Rector	66,109	(11)	*
Harlan W. Waksal, M.D.	157,006	(12)	*
John N. Braca	63,215	(13)	*
Steven Rubin	15,986	(14)	*
(iii) All Directors and current executive officers as a group (10 persons)	4,057,562	(15)	21.2%

* Less than 1%

(1)	Unless otherwise provided, all addresses should be care of Sevion Therapeutics, Inc., 4045 Sorrento Valley Blvd., San Diego, California 92121.

(2)	Except as otherwise indicated, all shares of common stock are beneficially owned and sole investment and voting power is held by the persons named.

(3)	Applicable percentage of ownership is based on 18,752,813, shares of our common stock outstanding as of June 30, 2015, plus any common stock equivalents and options or warrants held by such holder which are presently or will become exercisable within sixty (60) days after June 30, 2015.

(4)	Includes 103,702 shares of common stock and 21,450 shares of common stock underlying warrants. Includes 158,012 shares of common stock held by GRQ Consultants, Inc. 401K Plan (“401K”), 537,853 shares of common stock held by Marlin Capital Investments, LLC (“Marlin”) and 436,916 shares of common stock held by GRQ Consultants, Inc. Roth 401K FBO Barry Honig (“Roth 401K”) and warrants to purchase 21,450 shares of common stock held by 401K, warrants to purchase 69,300 shares of common stock held by Marlin and warrants to purchase 52,800 shares of common stock held by Roth 401K and excludes 8,192 shares of common stock underlying warrants held by Roth 401K, 23,516 shares of common stock underlying warrants held by Marlin, 19,079 shares of common stock underlying warrants held by Roth 401K and 7,010 shares of common stock held by Mr. Honig. Such excluded warrants contain a blocker provision under which the holder can only exercise the warrants to a point where he and his affiliates would beneficially own a maximum of 9.99% of the Company’s outstanding shares (“Blocker”). Mr. Honig is the trustee of the 401K, Roth 401K and President of Marlin, and, in such capacity, has voting and dispositive power over the securities held by such entities. Disclosure consistent with most recently stockholder filed documents with the Securities and Exchange Commission and reflects ownership numbers and percentages as of December 31, 2014. Due to the ownership percentage blocker provision, ownership amounts may vary should the reporting date change.

(5)	Includes 1,563,170 shares of common stock held by Frost Gamma Investments Trust, of which Dr. Phillip Frost is the trustee, and 356,708 shares of common stock underlying warrants and excludes 222,655 shares of common stock underlying warrants which contain a blocker provision under which the holder can only exercise the warrants to a point where stockholder and the stockholder’s affiliates would beneficially own a maximum of 9.99% of the Company’s outstanding shares. Additionally includes 12,672 shares of common stock issuable pursuant to presently exercisable options and options which will become exercisable within sixty (60) days after June 30, 2015. Excludes 12,672 shares of common stock issuable pursuant to options which become exercisable after sixty (60) days from June 30, 2015. Disclosure consistent with most recently stockholder filed documents with the Securities and Exchange Commission and reflects ownership numbers and percentages as of December 31, 2014. Due to the ownership percentage blocker provision, ownership amounts may vary should the reporting date change.

(6)	Excludes 738,290 shares of common stock issuable pursuant to presently exercisable warrants. Such excluded warrants contain a blocker provision under which the holder can only exercise the warrants to a point where he and his affiliates would beneficially own a maximum of 9.99% of the Company’s outstanding shares. Disclosure consistent with most recently stockholder filed documents with the Securities and Exchange Commission and reflects ownership numbers and percentages as of December 31, 2014. Due to the ownership percentage blocker provision, ownership amounts may vary should the reporting date change.

(7)	Includes 338,667 shares of common stock held by Mr. Brauser, 25,000 shares of common stock held by Birchtree Capital, LLC (“Birchtree”), 38,543 shares of common stock held by the Betsy and Michael Brauser Charitable Family Foundation (“Foundation”), 115,651 share of common stock held by Grander Holdings, Inc. 401K Profit Sharing Plan (“Grander”), 107,827 shares of common stock held by BSIG, LLC (“BSIG”) and 537,853 shares of common stock held by Marlin Capital Investments, LLC (“Marlin”) and warrants to purchase 221,735 shares of common stock held by Mr. Brauser and excludes warrants to purchase 25,000 shares of common stock held by Birchtree, warrants to purchase 10,579 shares of common stock held by Foundation, warrants to purchase 31,739 shares of common stock held by Grander, warrants to purchase 29,592 shares of common stock held by BSIG, warrants to purchase 92,816 shares of common stock held by Marlin and 114,932 shares of common stock underlying warrants. Such excluded warrants contain a blocker provision under which the holder can only exercise the warrants to a point where he and his affiliates would beneficially own a maximum of 9.99% of the Company’s outstanding shares (“Blocker”). Mr. Brauser is the Manager of Birchtree, the trustee of the Grander, the Chairman of Foundation, the Manager of BSIG and Manager of Marlin, and, in such capacity, has voting and dispositive power over the securities held by such entities. Disclosure consistent with most recently stockholder filed documents with the Securities and Exchange Commission and reflects ownership numbers and percentages as of December 31, 2014. Due to the ownership percentage blocker provision, ownership amounts may vary should the reporting date change.

(8)	Includes 1,058,970 shares of common stock and 290,613 shares of common stock underlying warrants. Excludes 42,210 shares of common stock issuable pursuant to options which become exercisable after sixty (60) days from June 30, 2015.

(9)	Includes 75,386 shares of common stock issuable pursuant to presently exercisable options. Excludes 71,716 shares of common stock issuable pursuant to options which become exercisable after sixty (60) days from June 30, 2015.

(10)	Includes 1,290 shares of common stock and 82,064 shares of common stock issuable pursuant to presently exercisable options.

(11)	Includes 3,528 shares of common stock and 62,581 shares of common stock issuable pursuant to presently exercisable warrants and options and options which will become exercisable within sixty (60) days after June 30, 2015. Excludes 15,849 shares of common stock issuable pursuant to options which become exercisable after sixty (60) days from June 30, 2015.

(12)	Includes 28,193 shares of common stock and 128,813 shares of common stock issuable pursuant to presently exercisable warrants and options and options which will become exercisable within sixty (60) days after June 30, 2015. Excludes 19,017 shares of common stock issuable pursuant to options which become exercisable after sixty (60) days from June 30, 2015.

(13)	Includes 1,380 shares of common stock and 61,835 shares of common stock issuable pursuant to presently exercisable warrants and options and options which will become exercisable within sixty (60) days after June 30, 2015. Excludes 15,829 shares of common stock issuable pursuant to options which become exercisable after sixty (60) days from June 30, 2015.

(14)	Includes 15,986 shares of common stock issuable pursuant to presently exercisable options or options which will become exercisable within sixty (60) days after June 30, 2015. Excludes 12,672 shares of common stock issuable pursuant to options which become exercisable after sixty (60) days from June 30, 2015.

(15)	See Notes 8 through 14.

Equity Compensation Plan Information

The following table reflects information relating to equity compensation plans as of June 30, 2015.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Stock Option plans approved by security holders	1,626,919	(1)	$4.45	3,290,751	(2)
Equity compensation plans not approved by security holders	--		--	--
Total	1,626,919	(1)	$4.45	3,290,751	(2)

(1)	Issued pursuant to our 1998 Stock Plan and 2008 Stock Plan.

(2)	Available for future issuance pursuant to our 2008 Stock Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Research and Development Agreements

Effective September 1, 1998, we entered into a three-year research and development agreement, which has been extended for successive periods through August 31, 2014, with John E. Thompson, Ph.D. and the University of Waterloo in Waterloo, Ontario, Canada, referred to as the University. Dr. Thompson was formerly an officer and director of the company. Dr. Thompson is the Associate Vice President, Research and former Dean of Science of the University. Dr. Thompson and the University provided research and development under our direction. The agreement was renewable annually by us and we had a right of termination upon 30 days' advance written notice. In November 2014, we delivered notice of termination of this agreement to Dr. Thompson and the University of Waterloo and the agreement terminated effective December 31, 2014.

Research and development expenses under this agreement for the fiscal years ended June 30, 2015, 2014 and 2013 aggregated U.S. $284,600, U.S. $628,995 and U.S. $628,995, respectively.

Consulting Agreement with John E. Thompson, Ph.D.

Effective May 1, 1999, we entered into a three-year consulting agreement, which has been extended for successive periods through June 30, 2015, for research and development with Dr. Thompson. This agreement provided for monthly payments of $3,000 through June 2004. However, effective January 1, 2003, 2006, 2007 and 2011, the agreement was amended to increase the monthly payments from $3,000 to $5,000, from $5,000 to $5,200, from $5,200 to $5,417, and from $5,417 to $5,625, respectively. In November 2014, we delivered notice of non-renewal of this agreement to Dr. Thompson and the agreement terminated effective June 30, 2015.

Consulting Agreement with David Rector

On January 9, 2015, we entered into a consulting agreement with The David Stephen Group LLC, an entity wholly-owned and controlled by David Rector, our interim President and Chief Executive Officer, setting forth Mr. Rector’s monthly compensation amount for the provision of his services as our interim President and Chief Executive Officer, as well as certain other standard provisions, such as confidentiality and invention assignment. Under this agreement, we have agreed to pay Mr. Rector $10,000 per month as compensation for his services provided under the agreement. Effective June 2015, the Compensation Committee increased the monthly compensation to $15,000 per month for his services. We paid $62,419 to Mr. Rector pursuant to the consulting agreement during the fiscal year ended June 30, 2015.

Debt / Equity Transactions

Line of Credit

On February 17, 2010, we entered into a credit agreement with JMP Securities LLC. The agreement provided us with, subject to certain restrictions, including the existence of suitable collateral, up to a $3.0 million line of credit upon which we could draw at any time (the “Line of Credit”). Any draws upon the Line of Credit accrued at a monthly interest rate of the broker rate in effect at the interest date, plus 2.0%. There were no other conditions or fees associated with the Line of Credit. The Line of Credit was not secured by any of our assets, but was secured by certain assets of a member of our board of directors, Harlan W. Waksal, M.D., which security interest was held by JMP Securities. In February 2014, the outstanding balance on the line of credit was paid in full and the line of credit was cancelled.

July 2015 Transaction with OPKO Health, Inc.

As previously disclosed, during May through July 2015, we entered into separate subscription agreements (each, a “Subscription Agreement”) with certain accredited investors (the “Investors”) whereby we sold (the “Offering”) units of our securities (the “Units”) with each Unit consisting of one share of our common stock or, at the election of the Investor, shares of our 0% Series C Convertible Preferred Stock and a thirty-month warrant to purchase one half of one share of common stock at an exercise price of $1.50 per share (the “Warrants”). Each Unit was sold for $0.75 per Unit. The aggregate net offering proceeds to us from the sale of the Units, after deducting the aggregate placement agent fees of approximately $424,542 and other estimated aggregate offering expenses payable by us of approximately $103,500, were approximately $5,979,966.

On July 27, 2015, we entered into a subscription agreement with OPKO Health, Inc., (“OPKO”) pursuant to which OPKO purchased 666,667 Units consisting of Series C Convertible Preferred Stock for a purchase price of $500,000. Phillip Frost, M.D., a member of our board of directors, is the Chairman of the Board and Chief Executive Officer of OPKO.

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

Director Independence

The Company is not a listed issuer and so is not subject to the director independence requirements of any exchange or interdealer quotation system. Although we are not currently subject to director independence requirements, we have, nevertheless, in determining whether our directors and director nominees are independent, we use the definition of independence provided under Section 803 of the NYSE MKT Company Guide. Under this definition of independence, a director will, among other things, qualify as an “independent director” if, in the determination of our board, that person does not have a relationship that would interfere with his or her exercise of independent judgment in carrying out the responsibilities of a director. Our board has determined that each of Messrs. Braca and Rubin and Drs. Waksal and Frost is an “independent director” under Section 803 of the NYSE MKT Company Guide. Mr. Rector and Dr. Smider would not be considered independent because they currently serve or have served as officers of the Company.

Item 14.	Principal Accounting Fees and Services.

The aggregate fees billed by McGladrey LLP for services performed for the fiscal years ended June 30, 2015 and 2014 are as follows:

	2015	2014
Audit Fees	$128,000	$102,900
Audit Related Fees	6,000	34,148
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$134,000	$137,048

AUDIT FEES

The aggregate audit fees for the years ended June 30, 2015 and 2014 were primarily related to the audit of the our annual financial statements and review of those financial statements included in our quarterly reports on Form 10-Q and fees for professional services rendered in connection with documents filed with the Securities and Exchange Commission.

AUDIT RELATED FEES

Audit related fees for the years ended June 30, 2015 and 2014 were primarily incurred in connection with our equity offerings and registration statements.

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

Reference is made to the Exhibit Index on Page 28.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of October, 2015.

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

Signature	Title	Date

/s/ Harlan W. Waksal, M.D.	Chairman and Director	October 28, 2015
Harlan W. Waksal, M.D.

/s/ David Rector	Chief Executive Officer and Director	October 28, 2015
David Rector	(principal executive officer)

/s/ James Schmidt	Chief Financial Officer	October 28, 2015
James Schmidt	(principal financial and accounting officer)

/s/ Vaughn M. Smider, M.D.	Chief Scientific Officer and Director	October 28, 2015
Vaughn Smider, M.D.

/s/ John Braca	Director	October 28, 2015
John Braca

/s/ Phillip Frost, M.D.	Director	October 28, 2015
Phillip Frost, M.D.

/s/ Steven Rubin	Director	October 28, 2015
Steven Rubin

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1 †	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 †	Certification of the principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 †	Certification of the principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 †	Certification of the principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

.

