Form 10-Q
period 2015-09-30
Sevion Therapeutics, Inc.
filed 2015-11-16
CIK 1035354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

  (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 2015

or

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

20,420,608 shares of the issuer’s common stock, par value $0.01 per share, were outstanding as of October 31, 2015.

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

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	June 30,
	2015	2015

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,354,869	$3,334,626
Prepaid expenses and other current assets	299,286	395,100

Total Current Assets	3,654,155	3,729,726

Equipment, furniture and fixtures, net	153,855	185,948
Acquired research and development	9,800,000	9,800,000
Goodwill	5,780,951	5,780,951
Security deposits	50,770	50,770

TOTAL ASSETS	$19,439,731	$19,547,395

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$174,356	$232,033
Accrued expenses	398,812	408,705
Other current liabilities	102,324	137,778

Total Current Liabilities	675,492	778,516

Warrant and stock right liabilities	2,233,267	2,502,047
Deferred tax liability	3,920,000	3,920,000
Other liabilities	105,832	122,038

TOTAL LIABILITIES	6,934,591	7,322,601

STOCKHOLDERS' EQUITY:
Convertible preferred stock, $0.01 par value, authorized 5,000,000 shares
Series C shares 235,004 and 235,837 issued and outstanding, respectively
(liquidation preference of $2,350 and $2,358 at September 30, 2015
and June 30, 2015, respectively)	2,350	2,358
Series A 10,297 shares issued and 380 shares outstanding
(liquidation preference of $399,000 and $399,000 at September 30, 2015
and June 30, 2015, respectively)	4	4
Common stock, $0.01 par value, authorized 500,000,000 shares, issued and outstanding 20,387,809 and 18,752,813 at September 30, 2015
and June 30, 2015, respectively	203,878	187,528
Capital in excess of par	119,810,996	119,217,880
Accumulated deficit	(107,512,088)	(107,182,976)

Total Stockholders' Equity	12,505,140	12,224,794

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,439,731	$19,547,395

See Notes to Condensed Consolidated Financial Statements

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended Ended September 30
	2015	2014

Licensing Revenue	$37,500	$-

Operating expenses:
General and administrative	587,273	774,600
Research and development	601,583	2,120,156
Impairment and write-off of patents	-	2,290,836

Total operating expenses	1,188,856	5,185,592

Loss from operations	(1,151,356)	(5,185,592)

Other non-operating income (expense)
Change in fair value of stock right	22,334	-
Change in fair value of warrant liability	948,561	-
Interest income (expense) - net	(282)	1,785

Net loss	(180,743)	(5,183,807)

Preferred dividends	(148,369)	(14,500)

Loss applicable to common shares	(329,112)	(5,198,307)

Other comprehensive loss	-	-

Comprehensive loss	$(329,112)	$(5,198,307)

Basic and diluted net loss per common share	$(0.02)	$(0.38)

Basic and diluted weighted-average number
of common shares outstanding	20,006,451	13,846,361

See Notes to Consolidated Financial Statements

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

As of September 30, 2015

					Capital in Excess	Accumulated	Stockholders'
	Preferred Stock		Common Stock		of Par Value	Deficit	Equity
	Shares	Amount	Shares	Amount

Balance at June 30, 2015	236,217	$2,362	18,752,813	$187,528	$119,217,880	$(107,182,976)	$12,224,794

Stock issued for Cash	66,667	667	959,996	9,600	1,142,130	-	1,152,397

Warrant Liability	-	-	-	-	(559,261)	-	(559,261)

Derivative Stock Right	-	-	-	-	(142,854)	-	(142,854)

Stock-based compensation	-	-	-	-	23,475	-	23,475

Preferred stock converted into common stock	(67,500)	(675)	675,000	6,750	(6,075)	-	-

Deemed Dividend Preferred stock	-	-	-	-	135,701	(135,701)	-

Dividends accrued and unpaid at Sept 30, 2015	-	-	-	-	-	(12,668)	(12,668)

Net loss	-	-	-	-	-	(180,743)	(180,743)

Balance at Sept 30, 2015	235,384	$2,354	20,387,809	$203,878	$119,810,996	$(107,512,088)	$12,505,140

See Notes to Consolidated Financial Statements

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30
	2015	2014
Cash flows from operating activities:
Net loss	$(180,743)	$(5,183,807)
Adjustments to reconcile net loss to net cash used in
operating activities:
Noncash income related to change in fair value
- stock right	(22,334)	-
- warrant liability	(948,561)	-
Stock-based compensation expense	23,475	139,133
Depreciation and amortization	32,093	60,146
Write-off of intangibles	-	2,290,836
Write-off of prepaid research supplies	-	669,750
Deferred rent	(14,160)	-
(Increase) decrease in operating assets:
Prepaid expenses and other current assets	95,814	237,028
Increase (decrease) in operating liabilities:
Accounts payable	(57,677)	(288,160)
Accrued expenses	(22,561)	135,677
Deferred revenue	(37,500)	-
Net cash used in operating activities	(1,132,154)	(1,939,397)

Cash flows from investing activities:
Capitalized Patent costs	-	(260,477)
Purchase of equipment, furniture and fixtures	-	(74,327)
Net cash used in investing activities	-	(334,804)

Cash flows from financing activities:
Proceeds from issuance of common stock and
warrants, net and exercise of warrants and options	1,152,397	-
Net cash provided by financing activities	1,152,397	-

Net (decrease) increase in cash and cash equivalents	20,243	(2,274,201)

Cash and cash equivalents at beginning of period	3,334,626	6,111,340
Cash and cash equivalents at end of period	$3,354,869	$3,837,139

Supplemental disclosure of non-cash transactions:
Conversion of preferred stock into common stock	$6,075	$-
Allocation of equity proceeds to warrants	$559,261	$-
Allocation of equity proceeds to stock rights	$142,854	$-
Allocation of preferred stock proceeds to beneficial
conversion feature	$135,701	$-
Dividends accrued on preferred stock	$12,668	$14,500
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$543

See Notes to Consolidated Financial Statements

SEVION THERAPUETICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 –Basis of Presentation:

The financial statements included herein have been prepared by Sevion Therapeutics, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of September 30, 2015 and the results of its operations for the three months ended September 30, 2015 and cash flows for the three months ended September 30, 2015.

Interim results are not necessarily indicative of results for the full fiscal year.

Note 2 – Liquidity:

As shown in the accompanying condensed consolidated financial statements, the Company has a history of losses with an accumulated deficit of $107,512,088 and has generated minimal revenues by licensing its technology to companies willing to share in its development costs. In addition, the Company’s technology may not be ready for commercialization for several years. The Company expects to continue to incur losses for the next several years because it anticipates that its expenditures on research and development and administrative activities will significantly exceed its revenues during that period. The Company cannot predict when, if ever, it will become profitable.

As of September 30, 2015, the Company had cash and cash equivalents in the amount of $3,354,869, which consisted of checking accounts and money market funds. The Company estimates that its cash and cash equivalents as of September 30, 2015 will cover its expenses through at least June 30, 2016.

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

Note 4 –Loss Per Share:

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

For all periods presented, basic and diluted loss per share are the same, as any additional Common Stock equivalents would be anti-dilutive. Potentially dilutive shares of Common Stock have been excluded from the calculation of the weighted average number of dilutive shares of Common Stock as follows:

	September 30,
	2015	2014
Common Stock to be issued upon conversion
of convertible preferred stock - Series A	506,666	290,000
Common Stock to be issued upon conversion
of convertible preferred stock - Series C	2,350,040	-
Outstanding warrants	8,698,634	7,237,774
Outstanding options	1,534,088	970,392

Total potentially dilutive shares of Common Stock	13,089,428	8,498,166

Note 5 – Stock-Based Compensation:

The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. Generally, the awards vest based upon time-based conditions or achievement of specified goals and milestones.

The Company did not issue any options during the three month period ended September 30, 2015.

The economic values of the options will depend on the future price of the Company's Common Stock, which cannot be forecast with reasonable accuracy.

Stock option activity under the Company’s 2008 Plan and 1998 Plan for the three months ended September 30, 2015 is summarized as follows:

		Weighted
	Aggregate	Average	Exercise Price
	Number	Exercise Price	Range
Outstanding, June 30, 2015	1,626,919	$4.45	$ 0.54 - $ 140.00
Granted	-	-	-
Exercised	-	-	-
Cancelled	(92,289)	5.69	$.83 - $ 140.00
Expired	(542)	32.00	32.00
Outstanding, Sept 30, 2015	1,534,088	$4.12	$ 0.54 - $ 140.00

Options exercisable at September 30, 2015	1,213,946	$5.25

As of September 30, 2015, the aggregate intrinsic value of stock options outstanding was $1,343 with a weighted-average remaining term of 9.4 years. The aggregate intrinsic value of stock options exercisable at September 30, 2014 was $0, with a weighted-average remaining term of 8.8 years. As of September 30, 2015, the Company has 3,383,582 shares available for future stock option grants.

Stock-based compensation expense for the three months ended September 30, 2015 and September 30, 2014 amounted to $23,475 and $139,133, respectively.

As of September 30, 2015, total stock-based compensation expense not yet recognized related to stock option grants amounted to approximately $145,322 which will be recognized over the next 40 months.

Note 6 – Income Taxes:

No provision for income taxes has been made for the three months ended September 30, 2015 and 2014 given the Company’s losses in 2015 and 2014 and available net operating loss carryforwards. A benefit has not been recorded as the realization of the net operating losses is not assured and the timing in which the Company can utilize its net operating loss carryforwards in any year or in total may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations.

The deferred tax liability in the amount of $3,920,000 was recorded in connection with the related goodwill from the Company’s acquisition of Fabrus, Inc. in May 2014.

Note 7 – Fair Value Measurements:

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2015 and June 30, 2015:

		Fair Value Measurement at Sept 30, 2015
	Carrying
	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$3,354,869	$3,354,869	$-	$-

Warrant Liabilities	$2,233,267	$-	$-	$2,233,267

		Fair Value Measurement at June 30, 2015
	Carrying
	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$3,334,626	$3,334,626	$-	$-

Warrant Liabilities	$2,502,047	$-	$-	$2,502,047

For the quarter ended September 30, 2015

Beginning Balance	$2,502,047
Recognition of common stock warrant liability	559,261
Recognition of stock right	142,854
Change in fair value of warrant liabilities, net	(948,561)
Change in fair value of stock right net	(22,334)
Ending Balance	$2,233,267

Note 8 – Warrant Liabilities:

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

Changes in the unobservable input values would have likely caused material changes in the fair value of the Company’s Level 3 financial instruments. The significant unobservable input used in the fair value measurement was the estimation of the likelihood of the occurrence of a change to the strike price of the warrants. A significant increase (decrease) in this likelihood would have resulted in a higher (lower) fair value measurement. The assumptions used to value the warrants at the date of issuance and at September 30, 2015 are as follows:

	Date of Issuance	September 30, 2015
Estimated life in years	2.50	2.08
Risk-free interest rate (1)	0.91%	0.69%
Volatility	108.60%	105.40%
Dividend paid	0.00%	0.00%

(1) Represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the warrant term.

Note 9 – Series C Preferred Stock.

In connection with allocation of the gross proceeds to the issuance of the Series C Preferred Stock, the Company determined that the Series C Preferred Stock’s conversion feature was considered to be beneficial. A beneficial conversion feature requires the Company to record a deemed dividend for a non-detachable conversion feature that is in the money at the issuance date. As a result, the Company recorded a deemed dividend amounting to $135,701 as of the issuance date of the Series C Preferred Stock.

During the three months ended September 30, 2015, 67,500 shares of Series C Preferred Stock were converted into 675,000 shares of Common Stock.

Note 10 – Recent Accounting Pronouncements

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

In May 2014, the FASB issued ASU No. 2014- 09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 requires that a company recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which the company expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In July 2015, the FASB approved a proposal to defer the effective date of the guidance until annual and interim reporting periods beginning after December 15, 2017. The Company does not anticipate that the adoption of this standard will have a material impact on the Company’s financial statements.

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

Note 11 – Subsequent Events

The Company has evaluated for any subsequent events through the date of issuance of the financial statements and has determined that no subsequent events have occurred.

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

Other Antibodies - We have discovered fully human antibodies against additional oncology targets, including ErbB2, ErbB3, CXCR4, and GLP1R which have been engineered to have activity in in vitro systems. These cell surface proteins are validated, therapeutically high value targets in the disease fields of oncology and diabetes. Additionally, we have early stage antibodies against other undisclosed targets which were derived from our addressed library platform.

Research Program

We are advancing SVN001 through preclinical development where it has demonstrated potent activity as well as advancing SVN002 through preclinical development. However, given the Company’s limited capital resources, we have reduced our research and development spending on our antibody program until we are able to consummate a strategic transaction or a financing transaction.

On December 18, 2014, we entered into a Collaboration Agreement with CNA Development, LLC, an affiliate of Janssen Pharmaceuticals, Inc., or Janssen, to discover antibodies using our spatially addressed library platform. The collaboration, facilitated by the Johnson & Johnson Innovation Center in California, will include discovery of antibodies against multiple targets in several therapeutic areas. We and Janssen will jointly conduct research on antibodies discovered by us, and Janssen will have an option to an exclusive license to develop, manufacture, and commercialize candidates resulting from the collaboration. Under the terms of the agreement, we received an up-front payment and research support payments for activities conducted in collaboration with Janssen. For candidates licensed by Janssen, we would be eligible to receive payments upon the achievement of certain development and commercial milestones potentially totaling up to $125 million as well as low single digit royalties on product sales.

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

Liquidity and Capital Resources

Overview

For the three months ended September 30, 2015, net cash of $1,132,154 was used in operating activities primarily due to a net loss of $180,743 which was reduced by non-cash income $929,485 and increased by changes in operating assets and liabilities in the amount of $21,925.

The $21,925 change in operating assets and liabilities was the result of a decrease in prepaid research supplies and expenses in the amount of $95,814 and an increase in accounts payable and accrued expenses in the amount of $117,741 due to the timing of expenses and payments.

During the three months ended September 30, 2015, no cash was used for investing activities related to the purchase of equipment, furniture and fixtures.

As of September 30, 2015, our cash balance totaled $3,354,869, and we had working capital of $2,978,663.

We expect our capital requirements to increase significantly over the next several years as we commence new research and development efforts, increase our business and administrative infrastructure and embark on developing in-house business capabilities and facilities. Our future liquidity and capital funding requirements will depend on numerous factors, including but not limited to the levels and costs of our research and development initiatives and the cost and timing of the expansion of our business development and administrative staff. We anticipate that, based upon our current cash balance at September 30, 2015, we will be able to fund our operations at least through June 30, 2016.

Over the next 9 months, we plan to fund our research and development and commercialization activities:

•	by utilizing our current cash balance and investments,

•	by raising capital through the placement of equity or debt instruments

•	by completing a strategic transaction, and / or

•	by raising capital through the execution of additional licensing agreements for our technology.

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

There have been no other changes to our critical accounting policies and estimates as set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Results of Operations

Three Months Ended September 30, 2015 and Three Months Ended September 30, 2014

The net loss from operations for the three months ended September 30, 2015 was $1,151,356. The net loss from operations for the three months ended September 30, 2014 was $5,185,592. Such a change represents a decrease in net loss of $4,034,236, or 78%. This decrease in net loss was primarily the result of reduction of research and development activities.

Revenue

There was $37,500 in revenue during the three months ended September 30, 2015, which represented the amortization of deferred revenue for a collaboration and option agreement.

This compares to no revenue for the three months ended September 30, 2014

General and Administrative Expenses (000’s)

	Three Months ended September 30
	2015	2014	Change	%

Payroll and benefits	$5	$237	$(232)	(97.9)%
Professional fees	379	199	180	90.5%
Delaware Franchise Tax	75	5	70	1400.0%
Consultants	45	32	13	40.6%
Stock-based compensation	12	92	(80)	(87.1)%
Other general & Administrative Expenses	71	210	(139)	(66.2)%

Total G&A	$587	$775	$(188)	(24.3)%

•	Payroll and benefits were lower as a result of the resignation of the CEO in FY 2015, and our new CEO’s classification as a consultant instead of as a salaried employee.

•	Professional fees were higher primarily as a result of an increase in accounting fees due to the financial audit and SOX review, accounting staff including our CFO being paid as a consultant, and increased legal expense due to the complexity of the recent financing.

•	Delaware Franchise Tax increased due to the prepayment requirements on computed tax resulting from the reverse stock split effected during the prior fiscal year.

•	Consultant costs increased as a result of our treatment of our CEO, as compared to the quarter ended September 30, 2014, when our CEO was paid as an employee.

•	Stock-based compensation was lower primarily because options were not issued during the quarter ended September 30, 2015.

•	Other general and administrative expenses were lower due to reduced activity and fewer employees over the prior year.

Research and Development Expenses (000’s)

	Three Months Ended Spetember 30
	2015	2014	Change	%

Payroll	$281	$353	$(72)	(20.4)%
Patent Costs	112	75	37	49.3%
Facility Rent	92	58	34	58.6%
Research Supplies	36	92	(56)	(60.9)%
Depreciation and amortization	32	60	(28)	(46.7)%
Stock-based compensation	11	47	(36)	(76.6)%
Research Contract with the
University of Waterloo	-	119	(119)	(100.0)%
Write off Prepaid Research Supplies	-	670	(670)	(100.0)%
Phase 1b/2a clinical trial	-	427	(427)	(100.0)%
Other research and development	38	219	(181)	(82.6)%

Total research and development	$602	$2,120	$(1,518)	(71.6)%

•	Payroll and benefits were lower due to attrition with the closing of the New Jersey office in November 2014 partially offset by the addition of Fabrus research personnel.

•	Patent costs were higher as a result of the change in our accounting policies to now expense patent costs as incurred.

•	Rent was higher due to relocation of our principal offices to San Diego, California in October 2014.

•	Research supplies were lower primarily due to discontinuing development of our Factor 5A technology combined with the reduction of research costs and collaboration cost reimbursements.

•	Depreciation and amortization was lower due to the elimination of amortization of patent costs as a result of the change in our accounting policy to now expense patent costs as incurred.

•	Stock-based compensation was lower primarily because options were not issued during the quarter ended September 30, 2015.

•	Research contract expenses with the University of Waterloo were lower due to the suspension of the agreement in 2014.

•	During the quarter ended September 30, 2014, we concluded our Phase 1b /2a clinical trial but did not use all of the material purchased for the clinical trial. As we have put the clinical program for this product candidate on hold, we wrote-off the cost of the remaining material at September 30, 2014. No write-off was necessary in the quarter ended September 30, 2015.

•	Other research and development costs were lower primarily due to the SNS01-T clinical program being put on hold in 2014.

Contractual Obligations and Contingent Liabilities

During the three months ended September 30, 2015, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Off Balance-Sheet Arrangements

We do not have any off balance-sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Foreign Currency Risk

Our financial statements are denominated in United States dollars and, except for our agreement with the University of Waterloo, which was terminated in 2014 and was denominated in Canadian dollars, all of our contracts are denominated in United States dollars. Therefore, we believe that fluctuations in foreign currency exchange rates will not result in any material adverse effect on our financial condition or results of operations. In the event we derive a greater portion of our revenues from international operations or in the event a greater portion of our expenses are incurred internationally and denominated in a foreign currency, then changes in foreign currency exchange rates could affect our results of operations and financial condition.

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

The principal executive officer and principal financial officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2015. Based on that evaluation, management has concluded that as of September 30, 2015, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting as noted in the Company’s Form 10-K for the year ended June 30, 2015 filed with the SEC on October 9, 2015. The material weakness identified relates to the review of the accounting and calculation surrounding its equity-linked financial instruments. The material weakness has not yet been remediated. We plan to remediate these control deficiencies by implementing changes to our internal control over financial reporting and will continue to review and make the changes necessary in order to improve the overall effectiveness of our internal controls over financial reporting. We have commenced steps to remediate the material weakness identified and to adequately and appropriately review all equity-linked accounting instruments and related accounting issues. Notwithstanding the material weaknesses that existed as of June 30, 2015, our principal executive officer and principal financial officer have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material aspects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America.

(b) Changes in internal controls.

As a result of the material weaknesses described above, there were changes (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) in internal control over financial reporting during the three month period ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

As of September 30, 2015, we believe we have enough cash to fund operations through at least June 30, 2016.

We have a limited operating history and have incurred substantial losses and expect to incur future losses.

We are a development stage biotechnology company with a limited operating history and limited assets and capital. We have incurred losses each year since inception and had an accumulated deficit of $107,512,088 at September 30, 2015. We have generated minimal revenues by licensing our technology for certain crops to companies willing to share in our development costs. In addition, our technology may not be ready for commercialization for several years. We expect to continue to incur losses for the next several years because we anticipate that our expenditures on research and development and administrative activities will significantly exceed our revenues during that period. We cannot predict when, if ever, we will become profitable.

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

We believe that at the projected rate of spending we should have sufficient cash to maintain our present operations at least through June 30, 2016.

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

Some of the materials necessary for the manufacture of our compounds under development may, from time to time, be available either in limited quantities, or from a limited number of manufacturers, or both. Our contract manufacturers need to obtain these materials for our preclinical studies and clinical trials and, potentially, for commercial distribution when and if we obtain marketing approval for these compounds. Suppliers may not sell us these materials at the time we need them or on commercially reasonable terms. If we are unable to obtain the materials needed to conduct our preclinical studies and clinical trials, product testing and potential regulatory approval could be delayed, adversely affecting our ability to develop the product candidates. Similarly, if we are unable to obtain critical manufacturing materials after regulatory approval has been obtained for a product candidate, the commercial launch of that product candidate could be delayed or there could be a shortage in supply, which could materially affect our ability to generate revenues from that product candidate. If suppliers increase the price of manufacturing materials, the price for one or more of our products may increase, which may make our products less competitive in the marketplace. If it becomes necessary to change suppliers for any of these materials or if any of our suppliers experience a shutdown or disruption at the facilities used to produce these materials, due to technical, regulatory or other reasons, it could harm our ability to manufacture our products.

We depend on a limited number of technologies and, if our technologies are not commercially successful, we will have no alternative source of revenue.

Our primary business is the development and licensing of technology to discover and engineer monoclonal antibodies. Our future revenue and profitability critically depend upon our ability, or our licensees’ ability, to successfully develop apoptosis and senescence gene technology and later license or market such technology. We have conducted certain preliminary cell-line and animal experiments, which have provided us with data upon which we have designed additional research programs. However, we cannot give any assurance that our technology will be commercially successful or economically viable for therapeutic applications.

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

As of September 30, 2015, we had a cash balance of $3,354,869 and working capital of $2,978,663. Using our available reserves as of September 30, 2015, we believe that we can operate according to our current business plan at least through June 30, 2016.

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

Investors may experience dilution in their investment from future offerings of our common stock. For example, if we raise additional capital by issuing equity securities, such an issuance would reduce the percentage ownership of existing stockholders. In addition, assuming the exercise of all options and warrants outstanding and the conversion of the preferred stock into common stock, as of September 30, 2015, we had 458,287,101 shares of common stock authorized but unissued and unreserved, which may be issued from time to time by our board of directors. Furthermore, we may need to issue securities that have rights, preferences and privileges senior to our common stock. Failure to obtain financing on acceptable terms would have a material adverse effect on our liquidity.

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

As of September 30, 2015, our executive officers and directors together beneficially own approximately 21% of the outstanding shares of our common stock, assuming the exercise of options and warrants which are currently exercisable or will become exercisable within 60 days of September 30, 2015, held by these stockholders. Additionally, there are four shareholders that each beneficially own more than 5% of the outstanding shares of our common stock. As a result, these stockholders, acting together, will be able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over then-current market prices.

A significant portion of our total outstanding shares of common stock may be sold in the market in the near future, which could cause the market price of our common stock to drop significantly.

As of September 30, 2015, we had 20,387,809 shares of our common stock issued and outstanding, 380 shares of Series A convertible preferred stock outstanding which can convert into 506,666 shares of common stock and 235,004 shares of Series C Preferred Stock outstanding which can convert into 2,350,040 shares of common stock. 11,655,860 shares are registered pursuant to registration statements on Forms S-1 or S-3 or are either eligible to be sold under Rule 144 of the Securities Act of 1933, as amended, or are in the public float. An additional 8,731,949 shares will begin to become eligible to be sold under SEC Rule 144 on April 30, 2016. In addition, we have registered 1,876,722 shares of our common stock underlying warrants previously issued and still outstanding and we registered 4,917,670 shares of our common stock underlying options granted or to be granted under our stock option plans. Consequently, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, may have a material adverse effect on our stock price.

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

For example, during the quarter ended September 30, 2015, our common stock traded between $0.55 and $0.99 per share.

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

As of June 30, 2015, we have outstanding 380 shares of Series A convertible preferred stock which may convert into 506,666 shares of common stock, 235,004 shares of Series C convertible preferred stock outstanding which can convert into 2,350,040 shares of common stock and warrants to purchase 8,698,634 shares of our common stock. In addition, as of September 30, 2015, we have reserved 4,917,670 shares of our common stock for issuance upon the exercise of options granted or available to be granted pursuant to our stock option plan, all of which may be granted in the future. Furthermore, in connection with the preferred stock agreements, we are required to reserve an additional 4,852,080 shares of common stock. The conversion of the convertible preferred stock and the exercise of these options and warrants will result in dilution to our existing stockholders and could have a material adverse effect on our stock price. The conversion price of the convertible preferred stock is also subject to certain anti-dilution adjustments

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits.

Exhibit No.	Description
4.1	Form of 2015 Common Stock Warrant. (Incorporated by reference to Exhibit 4.18 on our annual report on Form 10-K for the period ended June 30, 2015.)

10.1	Form of Registration Rights Agreement by and among Sevion Therapeutics, Inc. and certain investors. (Incorporated by reference to Exhibit 10.20 on our annual report on Form 10-K for the period ended June 30, 2015.)

10.2	Form of Subscription Agreement by and among Sevion Therapeutics, Inc. and certain investors. (Incorporated by reference to Exhibit 10.21 on our annual report on Form 10-K for the period ended June 30, 2015.)

10.3	Amendment to Form of Subscription Agreement, dated July 27, 2015, by and among Sevion Therapeutics, Inc. and certain investors. (Incorporated by reference to Exhibit 10.22 on our annual report on Form 10-K for the period ended June 30, 2015.)

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).

31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).

32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350. (furnished herewith).

32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350. (furnished herewith).

101.1	Financial Statements from the Quarterly Report on Form 10-Q of Sevion Therapeutics, Inc. for the quarter ended September 30, 2015, filed on November 16, 2015, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Stockholder’s Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements. (filed herewith).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEVION THERAPEUTICS, INC.

DATE: November 16, 2015	By:	/s/ David Rector
David Rector
Chief Executive Officer
(Principal Executive Officer)

DATE: November 16, 2015	By:	/s/ James Schmidt
James Schmidt
Chief Financial Officer
(Principal Financial and Accounting Officer)