Form 10-Q
period 2015-12-31
Sevion Therapeutics, Inc.
filed 2016-02-16
CIK 1035354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

20,420,608 shares of the issuer’s common stock, par value $0.01 per share, were outstanding as of February 5, 2016.

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

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	December 31,	June 30,
	2015	2015

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,366,573	$3,334,626
Prepaid expenses and other current assets	321,361	395,100

Total Current Assets	2,687,934	3,729,726

Equipment, furniture and fixtures, net	124,299	185,948
Acquired research and development	9,800,000	9,800,000
Goodwill	2,980,951	5,780,951
Security deposits	50,770	50,770

TOTAL ASSETS	$15,643,954	$19,547,395

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$63,504	$232,033
Accrued expenses	450,929	408,705
Other current liabilities	54,722	137,778

Total Current Liabilities	569,155	778,516

Warrant and stock right liabilities	2,330,492	2,502,047
Deferred tax liability	3,920,000	3,920,000
Other liabilities	99,728	122,038

TOTAL LIABILITIES	6,919,375	7,322,601

STOCKHOLDERS' EQUITY:
Convertible preferred stock, $0.01 par value, authorized 5,000,000 shares
Series C 235,837 shares issued and 235,004 and 235,837 outstanding, respectively (liquidation preference of $2,350 and $2,358 at December 31, 2015 and June 30, 2015, respectively)	2,350	2,358
Series A 10,297 shares issued and 380 and 380 shares outstanding, respectively (liquidation preference of $389,504 and $399,000 at December 31, 2015 and June 30, 2015, respectively)	4	4
Common stock, $0.01 par value, authorized 500,000,000 shares, issued and outstanding 20,420,608 and 18,752,813 at December 31, 2015 and June 30, 2015, respectively	204,206	187,528
Capital in excess of par	119,899,641	119,217,880
Accumulated deficit	(111,381,622)	(107,182,976)

Total Stockholders' Equity	8,724,579	12,224,794

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,643,954	$19,547,395

See Notes to Condensed Consolidated Financial Statements

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended December 31,		Six Months Ended Ended December 31,
	2015	2014	2015	2014

Licensing Revenue	$37,500	$-	$75,000	$-

Operating expenses:
General and administrative	401,102	1,253,226	988,375	2,027,826
Research and development	594,504	1,371,930	1,196,087	3,492,086
Impairment of goodwill	2,800,000	8,121,966	2,800,000	8,121,966
Impairment and write-off of patents	-	-	-	2,290,836

Total operating expenses	3,795,606	10,747,122	4,984,462	15,932,714

Loss from operations	(3,758,106)	(10,747,122)	(4,909,462)	(15,932,714)

Other non-operating income (expense)
Change in fair value of stock right	(448,725)		(426,391)	-
Change in fair value of warrant liability	351,500	-	1,300,061	-
Interest income (expense) - net	(89)	995	(371)	2,780

Net loss	(3,855,420)	(10,746,127)	(4,036,163)	(15,929,934)

Preferred dividends	(14,114)	(17,722)	(162,483)	(32,222)

Loss applicable to common shares	(3,869,534)	(10,763,849)	(4,198,646)	(15,962,156)

Other comprehensive loss	-	-	-	-

Comprehensive loss	$(3,869,534)	$(10,763,849)	$(4,198,646)	$(15,962,156)

Basic and diluted net loss per common share	$(0.19)	$(0.78)	$(0.21)	$(1.15)

Basic and diluted weighted-average number of common shares outstanding	20,420,608	13,866,627	20,213,530	13,856,439

See Notes to Consolidated Financial Statements

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2015

(unaudited)

					Capital in Excess	Accumulated	Stockholders'
	Preferred Stock		Common Stock		of Par Value	Deficit	Equity
	Shares	Amount	Shares	Amount

Balance at June 30, 2015	236,217	$2,362	18,752,813	$187,528	$119,217,880	$(107,182,976)	$12,224,794

Stock issued for Cash	66,667	667	959,996	9,600	1,142,130	-	1,152,397

Warrant Liability	-	-	-	-	(559,261)	-	(559,261)

Derivative Stock Right	-	-	-	-	(142,854)	-	(142,854)

Stock-based compensation	-	-	-	-	88,833	-	88,833

Preferred stock converted into common stock	(67,500)	(675)	675,000	6,750	(6,075)	-	-

Deemed Dividend Preferred stock	-	-	-	-	135,701	(135,701)	-

Dividends Paid			32,799	328	23,287	(17,280)	6,335

Dividends accrued and unpaid at Dec 31, 2015	-	-	-	-	-	(9,502)	(9,502)

Net loss	-	-	-	-	-	(4,036,163)	(4,036,163)

Balance at December 31, 2015	235,384	$2,354	20,420,608	$204,206	$119,899,641	$(111,381,622)	$8,724,579

See Notes to Consolidated Financial Statements

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(4,036,163)	$(15,929,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash income related to change in fair value
- stock right	426,391	-
- warrant liability	(1,300,061)	-
Stock-based compensation expense	88,833	379,171
Depreciation and amortization	61,649	100,220
Impairment of goodwill	2,800,000	8,121,966
Write-off of intangibles	-	2,290,836
Write-off of prepaid research supplies	-	669,750
Deferred rent	(30,366)	45,224
(Increase) decrease in operating assets:
Accounts receivable	-	(160,782)
Prepaid expenses and other current assets	73,739	337,728
Security deposit	-	(50,770)
Increase (decrease) in operating liabilities:
Accounts payable	(168,529)	404,061
Accrued expenses	39,057	170,026
Deferred revenue	(75,000)	150,000
Net cash used in operating activities	(2,120,450)	(3,472,504)

Cash flows from investing activities:
Capitalized Patent costs	-	(420,339)
Purchase of equipment, furniture and fixtures	-	(111,045)
Net cash used in investing activities	-	(531,384)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net and exercise of warrants and options	1,152,397	-
Net cash provided by financing activities	1,152,397	-

Net (decrease) increase in cash and cash equivalents	(968,053)	(4,003,888)

Cash and cash equivalents at beginning of period	3,334,626	6,111,340
Cash and cash equivalents at end of period	$2,366,573	$2,107,452

Supplemental disclosure of non-cash transactions:
Conversion of preferred stock into common stock	$6,075	$-
Allocation of equity proceeds to warrants	$559,261	$-
Allocation of equity proceeds to stock rights	$142,854	$-
Allocation of preferred stock proceeds to beneficial conversion feature	$135,701	$-
Issuance of common stock for dividend payments on preferred stock	$23,615	$32,222
Dividends accrued on preferred stock	$(9,502)	$(14,500)
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$132

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of December 31, 2015 and the results of its operations for the three and six months ended December 31, 2015 and cash flows for the six months ended December 31, 2015.

Interim results are not necessarily indicative of results for the full fiscal year.

Note 2 – Liquidity:

As shown in the accompanying condensed consolidated financial statements, the Company has a history of losses with an accumulated deficit of $111,381,622 and has generated minimal revenues by licensing its technology to companies willing to share in its development costs. In addition, the Company’s technology may not be ready for commercialization for several years. The Company expects to continue to incur losses for the next several years because it anticipates that its expenditures on research and development and administrative activities will significantly exceed its revenues during that period. The Company cannot predict when, if ever, it will become profitable.

As of December 31, 2015, the Company had cash and cash equivalents in the amount of $2,366,573, which consisted of checking accounts and money market funds. The Company estimates that its cash and cash equivalents as of December31, 2015 will cover its expenses through at least June 30, 2016.

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

Due to the decrease in the market value of the Company at December 31, 2015 the Company determined that there was a triggering event that required the Company to review if there had been an impairment to the Acquired Research and Development in the amount of $9,800,000 and the Goodwill in the amount of $5,780,951 as of December 31, 2015. The Company first evaluated the Company’s Acquired Research and Development and Capitalized Patent Costs for impairment. Based on that review, the Company determined that no impairment exists at December 31, 2015. The Company then evaluated its Goodwill. The Company’s evaluation used its market capitalization plus a control premium (which is considered a level 2 input in the fair value hierarchy) in determining the amount of the impairment. The Company concluded that there is an impairment based on the significant change in the Company’s market value during the period. As a result of this evaluation, the Company determined that the Goodwill was impaired and recorded an impairment charge in the amount of $2,800,000 leaving a balance of $2,980,951 at December 31, 2015.

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

For all periods presented, basic and diluted loss per share are the same, as any additional Common Stock equivalents would be anti-dilutive. Potentially dilutive shares of Common Stock have been excluded from the calculation of the weighted average number of dilutive shares of Common Stock as follows:

	December 31,
	2015	2014
Common Stock to be issued upon conversion of convertible preferred stock - Series A	506,666	290,000
Common Stock to be issued upon conversion of convertible preferred stock - Series C	2,350,040	-
Outstanding warrants	8,698,580	3,977,744
Outstanding options	1,646,563	1,568,223

Total potentially dilutive shares of Common Stock	13,201,849	5,835,967

Note 5 – Stock-Based Compensation:

The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. Generally, the awards vest based upon time-based conditions or achievement of specified goals and milestones.

The Company issued 155,000 options during the six month period ended December 31, 2015.

The economic values of the options will depend on the future price of the Company's Common Stock, which cannot be forecast with reasonable accuracy.

Stock option activity under the Company’s 2008 Plan and 1998 Plan for the six months ended December 31, 2015 is summarized as follows:

		Weighted
	Aggregate	Average	Exercise Price
	Number	Exercise Price	Range
Outstanding, June 30, 2015	1,626,919	$4.45	$ 0.54 - $ 140.00
Granted	155,000	$0.50	$0.50
Exercised	-	-	-
Cancelled	(92,289)	5.69	$.83 - $ 140.00
Expired	(43,067)	$10.72	$.83 - $ 140.00
Outstanding, December 31, 2015	1,646,563	$3.85	$ 0.50 - $ 140.00

Options exercisable at December 31, 2015	1,512,863	$4.09

As of December 31, 2015, the aggregate intrinsic value of stock options outstanding was $0 with a weighted-average remaining term of 6.4 years. The aggregate intrinsic value of stock options exercisable at December 31, 2014 was $0, with a weighted-average remaining term of 9.4 years. As of December 31, 2015, the Company has 3,271,107 shares available for future stock option grants.

Stock-based compensation expenses for the three months ended December 31, 2015 and December 31, 2014 amounted to $64,357 and $240,038, respectively. Stock-based compensation expense for the six months ended December 31, 2015 and December 31, 2014 amounted to $88,832 and $379,171, respectively.

As of December 31, 2015, total stock-based compensation expense not yet recognized related to stock option grants amounted to approximately $175,000 which will be recognized over the next 36 months.

Note 6 – Income Taxes:

No provision for income taxes has been made for the six months ended December 31, 2015 and 2014 given the Company’s losses in 2015 and 2014 and available net operating loss carryforwards. A benefit has not been recorded as the realization of the net operating losses is not assured and the timing in which the Company can utilize its net operating loss carryforwards in any year or in total may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations.

The deferred tax liability in the amount of $3,920,000 was recorded in connection with the related goodwill from the Company’s acquisition of Fabrus, Inc. in May 2014.

Note 7 - Fair Value Measurements:

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2015 and June 30, 2015:

	Carrying	Fair Value Measurement at Dec. 31, 2015
	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$2,366,573	$2,366,573	$-	$-

Warrant Liabilities	$2,330,492	$-	$-	$2,330,492

	Carrying	Fair Value Measurement at June 30, 2015
	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$3,334,626	$3,334,626	$-	$-

Warrant Liabilities	$2,502,047	$-	$-	$2,502,047

For the six months ended December 31, 2015

Beginning Balance	$2,502,047
Recognition of common stock warrant liability	559,261
Recognition of stock right	142,854
Change in fair value of warrant liabilities, net	(1,300,061)
Change in fair value of stock right, net	426,391
Ending Balance	$2,330,492

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

Changes in the unobservable input values would have likely caused material changes in the fair value of the Company’s Level 3 financial instruments. The significant unobservable input used in the fair value measurement was the estimation of the likelihood of the occurrence of a change to the strike price of the warrants. A significant increase (decrease) in this likelihood would have resulted in a higher (lower) fair value measurement. The assumptions used to value the warrants at the date of issuance and at December 31, 2015 are as follows:

	Date of Issuance	December 31, 2015
Estimated life in years	2.50	1.83
Risk-free interest rate (1)	0.91%	1.03%
Volatility	108.60%	102.20%
Dividend paid	0.00%	0.00%

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

During the six months ended December 31, 2015, 67,500 shares of Series C Preferred Stock were converted into 675,000 shares of Common Stock.

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

In May 2014, the FASB issued ASU No. 2014- 09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 requires that a company recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which the company expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). ). In July 2015, the FASB approved a proposal to defer the effective date of the guidance until annual and interim reporting periods beginning after December 15, 2017. The Company does not anticipate that the adoption of this standard will have a material impact on the Company’s financial statements.

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

Note 11 – Subsequent Events

The Company has evaluated for any subsequent events through the date of the financial statements and has determined that no significant subsequent events have occurred.

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

Overview

Our Business

The primary business of Sevion Therapeutics, Inc., a Delaware corporation incorporated in 1999, and its wholly-owned subsidiaries, Senesco, Inc., a New Jersey corporation incorporated in 1998, and Fabrus, Inc., a Delaware corporation incorporated in 2011, collectively referred to as “Sevion,” “we,” “us” or “our,” is to build and develop a portfolio of innovative therapeutics, from both internal discovery and acquisition, for the treatment of cancer and immunological diseases. Our product candidates are derived from multiple key proprietary technology platforms, such as: cell-based arrayed antibody discovery, ultralong antibody scaffolds and Chimerasome nanocages.

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

Research Program

We are advancing SVN001 through preclinical development where it has demonstrated potent activity as well as advancing SVN002 through preclinical development. However, given our limited capital resources, we have reduced our research and development spending on our antibody program until we are able to consummate a strategic transaction or a financing transaction.

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

Liquidity and Capital Resources

Overview

For the six months ended December 31, 2015, net cash of $2,120,450 was used in operating activities primarily due to a net loss of $4,036,163 which was reduced by non-cash expenses of $2,046,446 and increased by changes in operating assets and liabilities in the amount of $130,733.

The $130,733 change in operating assets and liabilities was the result of a decrease in prepaid research supplies and expenses in the amount of $73,739 and an increase in accounts payable and accrued expenses in the amount of $129,472 due to the timing of expenses and payments and a decrease in deferred revenue in the amount of $75,000.

During the six months ended December 31, 2015, no cash was used for investing activities related to the purchase of equipment, furniture and fixtures.

As of December 31, 2015, our cash balance totaled $2,366,573, and we had working capital of $2,118,779.

We expect our capital requirements to increase significantly over the next several years as we commence new research and development efforts, increase our business and administrative infrastructure and embark on developing in-house business capabilities and facilities. Our future liquidity and capital funding requirements will depend on numerous factors, including, but not limited to, the levels and costs of our research and development initiatives and the cost and timing of the expansion of our business development and administrative staff. We anticipate that, based upon our current cash balance at December 31, 2015, we will be able to fund our operations at least through June 30, 2016.

Over the next six months, we plan to fund our research and development and commercialization activities:

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

Results of Operations

Three Months Ended December 31, 2015 and Three Months Ended December 31, 2014

The net loss from operations for the three months ended December 31, 2015 was $3,758,106. The net loss from operations for the three months ended December 31, 2014 was $10,747,122. Such a change represents a decrease in net loss of $6,989,021, or 65%. This decrease in net loss was primarily the result of reduction of research and development activities and the closure of the New Jersey office combined with staff reductions.

Revenue

During the three months ended December 31, 2015, we generated $37,500 in revenue from the amortization of deferred revenue for a collaboration and option agreement.

This compares to no revenue for the three months ended December 31, 2014.

General and Administrative Expenses (000’s)

	Three Months ended December 31,
	2015	2014	Change	%

Payroll and benefits	$6	$630	$(624)	-99.0%
Professional fees	245	223	22	9.9%
Consultants	54	5	49	980.0%
Stock-based compensation	60	192	(132)	-68.8%
Other general & Administrative Expenses	36	203	(167)	-82.3%

Total G&A	$401	$1,253	$(852)	-68.0%

•	Payroll and benefits were lower as a result of the closure of the New Jersey office in 2014 as well as the resignation of our prior CEO in fiscal year 2015 and our new CEO’s classification as a consultant instead of as a salaried employee.

•	Professional fees were higher primarily as a result of an increase in accounting fees due to the financial audit, quarterly review and SOX review, and accounting staff, including our CFO, being paid as consultants.

•	Consultant costs increased as a result of our treatment of our CEO as a consultant, as compared to the quarter ended December 31, 2014, when our CEO was paid as an employee.

•	Stock-based compensation was lower primarily because fewer options were issued during the quarter ended December 31, 2015.

•	Other general and administrative expenses were lower due to reduced activity and fewer employees over the prior year.

Research and Development Expenses (000’s)

	Three Months ended December 31,
	2015	2014	Change	%

Payroll	305	345	(40)	-11.6%
Patent Costs	78	179	(101)	-56.4%
Facility Rent	87	87	-	0.0%
Research Supplies	24	43	(19)	-44.2%
Depreciation	30	38	(8)	-21.1%
Stock-based compensation	5	48	(43)	-89.6%
Other research and development	66	206	(140)	-68.0%
Research Contract with the University of Waterloo	-	184	(184)	-100.0%
Phase 1b/2a clinical trial	-	242	(242)	-100.0%

Total research and development	$595	$1,372	$(777)	-56.6%

•	Payroll and benefits were lower due to the closure of the New Jersey office in November 2014, partially offset by the addition of Fabrus research personnel.

•	Despite the change in our accounting policies to now expense patent costs as incurred, patent costs were lower this three month period than in 2014 as we took impairment against the Factor 5A patent during 2014.

•	Research supplies were lower primarily due to discontinuing development of our Factor 5A technology combined with the reduction of research costs with the collaboration cost reimbursement.

•	Depreciation and amortization was lower due to the elimination of amortization of patent costs as a result of the change in our accounting policies to now expense patent costs as incurred.

•	Stock-based compensation was lower primarily because fewer options were issued during the quarter ended December 31, 2015.

•	Other research and development expenses were lower due to the discontinuation of our clinical programs in 2014 and reduction of spending placed on ongoing programs.

•	Research contract expenses with the University of Waterloo were lower due to the suspension of the agreement in 2014.

•	During the quarter ended September 30, 2014, we concluded our Phase 1b /2a clinical trial but did not use all of the material purchased for the clinical trial. As we have put the clinical program for this product candidate on hold, we wrote-off the cost of the remaining material at December 31, 2014.

Six Months Ended December 31, 2015 and Six Months Ended December 31, 2014

The net loss from operations for the six months ended December 31, 2015 was $4,909,462. The net loss from operations for the six months ended December 31, 2014 was $15,932,714. Such a change represents a decrease in net loss of $11,023,252, or 69%. This decrease in net loss was primarily the result of reduction of research and development activities.

Revenue

There was $75,000 in revenue during the six months ended December 31, 2015, which represented the amortization of deferred revenue for a collaboration and option agreement.

This compares to no revenue for the six months ended December 31, 2014.

General and Administrative Expenses (000’s)

	Six Months ended December 31
	2015	2014	Change	%

Payroll and benefits	$11	$867	$(856)	-98.7%
Professional fees	624	422	202	47.9%
Delaware Franchise Tax	74	5	69	1380.0%
Consultants	98	37	61	164.9%
Stock-based compensation	73	285	(212)	-74.4%
Other general & Administrative Expenses	108	412	(304)	-73.8%

Total G&A	$988	$2,028	$(1,040)	-51.3%

•	Payroll and benefits were lower as a result of the closure of the New Jersey office in 2014 as well as the resignation of our prior CEO in fiscal year 2015 and our new CEO’s classification as a consultant instead of as a salaried employee.

•	Professional fees were higher primarily as a result of an increase in accounting fees due to the financial audit and SOX review, accounting staff, including our CFO, being paid as consultants, and increased legal expense due to the complexity of the recent financing.

•	Delaware Franchise Tax increased due to the prepayment requirements on computed tax resulting from the reverse stock split effected during the prior fiscal year.

•	Consultant costs increased as a result of our treatment of our CEO as a consultant, as compared to the six months ended December 31, 2014, when our CEO was paid as an employee.

•	Stock-based compensation was lower primarily because fewer options were issued during the six month period ended December 31, 2015.

•	Other general and administrative expenses were lower due to reduced activity and fewer employees over the prior year.

Research and Development Expenses (000’s)

	Six Months ended December 31,
	2015	2014	Change	%

Payroll	586	698	(112)	-16.0%
Patent Costs	189	254	(65)	-25.6%
Facility Rent	180	145	35	24.1%
Research Supplies	60	136	(76)	-55.9%
Depreciation	62	98	(36)	-36.7%
Stock-based compensation	16	93	(77)	-82.8%
Other research and development	103	425	(322)	-75.8%
Research Contract with the University of Waterloo	-	303	(303)	-100.0%
Write off Prepaid Research Supplies	-	670	(670)	-100.0%
Phase 1b/2a clinical trial	-	670	(670)	-100.0%

Total research and development	$1,196	$3,492	$(2,296)	-65.8%

•	Payroll and benefits were lower as a result of the closure of the New Jersey office in November 2014, partially offset by the addition of Fabrus research personnel.

•	Despite the change in our accounting policies to now expense patent costs as incurred, patent costs were lower this six month period than in 2014 as we took impairment against the Factor 5A patent during 2014.

•	Rent was higher due to relocation of our principal offices to San Diego, California in October 2014.

•	Research supplies were lower primarily due to discontinuing development of our Factor 5A technology combined with the reduction of research costs with the collaboration cost reimbursement

•	Depreciation and amortization was lower due to the elimination of amortization of patent costs as a result of the change in our accounting policies to now expense patent costs as incurred.

•	Stock-based compensation was lower primarily because options were not issued during the six month period ended December 31, 2015.

•	Other research and development costs were lower primarily due to the discontinuation of our clinical programs in 2014.

•	Research contract expenses with the University of Waterloo was lower due to the suspension of the agreement in 2014.

During the quarter ended September 30, 2014, we concluded our Phase 1b /2a clinical trial but did not use all of the material purchased for the clinical trial. As we have put the clinical program for this product candidate on hold, we wrote-off the cost of the remaining material at December 31, 2014.

Contractual Obligations and Contingent Liabilities

During the six months ended December 31, 2015, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

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

The principal executive officer and principal financial officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2015. Based on that evaluation, management has concluded that as of December 31, 2015, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting as noted in the Company’s Form 10-K for the year ended June 30, 2015 as filed with the SEC on October 9, 2015. The material weakness identified by management relates to the review of the accounting and calculation surrounding its equity-linked financial instruments.

In addition, management concluded that the Company did not maintain effective internal controls over finacial reporting as of December 31, 2015 in that the Company did not adequately review the calculation surrounding its equity linked financial instruments which resulting in a material adjustment to the financial statements.

The material weakness has not yet been remediated. Management is committed to remediate its control deficiencies that constitute the material weaknesses by implementing changes to our internal control over financial reporting and will continue to review and make the changes necessary in order to improve the overall effectiveness of our internal controls over financial reporting. Management has commenced steps to remediate the material weakness identified and to adequately and appropriately review all equity-linked accounting instruments and related accounting issues. Notwithstanding the material weaknesses that existed as of June 30, 2015 and December 31, 2015, our principal executive officer and principal financial officer have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material aspects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America.

(b)	Changes in internal controls.

As a result of the material weaknesses described above, there were changes (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) in internal control over financial reporting during the six month period ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. Management will continue to evaluate internal controls for effective remediation of the identified material weakness.

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

As of December 31, 2015, we believe we have enough cash to fund operations through at least June 30, 2016.

We have a limited operating history and have incurred substantial losses and expect to incur future losses.

We are a development stage biotechnology company with a limited operating history and limited assets and capital. We have incurred losses each year since inception and had an accumulated deficit of $111,381,622 at December 31, 2015. We have generated minimal revenues by licensing our technology for certain crops to companies willing to share in our development costs. In addition, our technology may not be ready for commercialization for several years. We expect to continue to incur losses for the next several years because we anticipate that our expenditures on research and development and administrative activities will significantly exceed our revenues during that period. We cannot predict when, if ever, we will become profitable.

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

Our primary business is the development and licensing of technology to discover and engineer monoclonal antibodies. Our future revenue and profitability critically depend upon our ability, or our licensees’ ability, to successfully develop apoptosis and senescence gene technology and later license or market such technology. We have conducted certain preliminary cell-line and animal experiments, which have provided us with data upon which we have designed additional research programs. However, we cannot give any assurance that our technology will be commercially successful or economically viable for any therapeutic application.

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

As of December 31, 2015, we had a cash balance of $2,366,573 and working capital of $2,118,779. Using our available reserves as of December 31, 2015, we believe that we can operate according to our current business plan at least through June 30, 2016.

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

Investors may experience dilution in their investment from future offerings of our common stock. For example, if we raise additional capital by issuing equity securities, such an issuance would reduce the percentage ownership of existing stockholders. In addition, assuming the exercise of all options and warrants outstanding and the conversion of the preferred stock into common stock, as of December 31, 2015, we had 458,254,352 shares of common stock authorized but unissued and unreserved, which may be issued from time to time by our board of directors. Furthermore, we may need to issue securities that have rights, preferences and privileges senior to our common stock. Failure to obtain financing on acceptable terms would have a material adverse effect on our liquidity.

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

As of December 31, 2015, our executive officers and directors together beneficially own approximately 16% of the outstanding shares of our common stock, assuming the exercise of options and warrants which are currently exercisable or will become exercisable within 60 days of December 31, 2015, held by these stockholders. Additionally, there are three shareholders that each beneficially own more than 5% of the outstanding shares of our common stock. As a result, these stockholders, acting together, will be able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over then-current market prices.

A significant portion of our total outstanding shares of common stock may be sold in the market in the near future, which could cause the market price of our common stock to drop significantly.

As of December 31, 2015, we had 20,420,608 shares of our common stock issued and outstanding, 380 shares of Series A convertible preferred stock outstanding which can convert into 506,666 shares of common stock and 235,004 shares of Series C Preferred Stock outstanding which can convert into 2,350,040 shares of common stock. All of our outstanding shares of common stock are registered pursuant to registration statements on Forms S-1 or S-3 or are either eligible to be sold under Rule 144 of the Securities Act of 1933, as amended, or are in the public float. In addition, we have registered 4,917,670 shares of our common stock underlying options granted or to be granted under our stock option plans. Consequently, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, may have a material adverse effect on our stock price.

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

For example, during the quarter ended December 31, 2015, our common stock traded between $0.32 and $0.72 per share.

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

As of December 31, 2015, we have outstanding 380 shares of Series A convertible preferred stock which may convert into 506,666 shares of common stock, 235,004 shares of Series C convertible preferred stock outstanding which can convert into 2,350,040 shares of common stock and warrants to purchase 8,698,580 shares of our common stock. In addition, as of December 31, 2015, we have reserved 4,917,670 shares of our common stock for issuance upon the exercise of options granted or available to be granted pursuant to our stock option plan, all of which may be granted in the future. Furthermore, in connection with the preferred stock agreements, we are required to reserve an additional 4,852,080 shares of common stock. The conversion of the convertible preferred stock and the exercise of these options and warrants will result in dilution to our existing stockholders and could have a material adverse effect on our stock price. The conversion price of the convertible preferred stock is also subject to certain anti-dilution adjustments

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits.

Exhibit No.	Description

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).
31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350. (furnished herewith).
32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350. (furnished herewith).
101.1	Financial Statements from the Quarterly Report on Form 10-Q of Sevion Therapeutics, Inc. for the quarter ended December 31, 2015, filed on February 16, 2016, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Stockholder’s Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements. (filed herewith).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEVION THERAPEUTICS, INC.

DATE: February 16, 2016	By:	/s/ David Rector
David Rector
Chief Executive Officer
(Principal Executive Officer)

DATE: February 16, 2016	By:	/s/ James Schmidt
James Schmidt
Chief Financial Officer
(Principal Financial and Accounting Officer)