Form 10-K
period 2016-06-30
Sevion Therapeutics, Inc.
filed 2016-10-13
CIK 1035354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

As of December 31, 2015 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $6,807,255, based on the closing sales price as reported on the OTCQB Marketplace on that date.

The number of shares outstanding of each of the registrant's classes of common stock, as of September 30, 2016:

Class	Number of Shares

Common Stock, $0.01 par value	20,496,385
Preferred Stock, $0.01 par value	235,384

- i -

PART I

Item 1.	Business.

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

On December 18, 2014, we entered into a Collaboration Agreement with CNA Development, LLC, an affiliate of Janssen Pharmaceuticals, Inc., or Janssen, to discover antibodies using our spatially addressed library platform. The collaboration, facilitated by the Johnson & Johnson Innovation Center in California, included discovery of antibodies against multiple targets in several therapeutic areas. We and Janssen jointly conducted research on antibodies discovered by us, and Janssen has an option to an exclusive license to develop, manufacture, and commercialize candidates which resulted from the collaboration. Under the terms of the agreement, we received an up-front payment and research support payments for activities conducted in collaboration with Janssen. The research activities concluded in the third quarter of 2016 and the final report was transferred to Janssen. For candidates licensed by Janssen, we would be eligible to receive payments upon the achievement of certain development and commercial milestones potentially totaling up to $125 million as well as low single digit royalties on product sales.

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

Prior to the fourth quarter of fiscal 2015, certain patent related costs were capitalized. We concluded, based on historical write offs of patent cost, that the estimate of future beneficial value of our patent assets was uncertain. Due to this uncertainty, we determined it was necessary to amend the Company’s accounting policy for patent costs. This change is considered a change in estimate for accounting purposes and is reflected on a prospective basis beginning in the fourth quarter of fiscal 2015.

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

Employees

We have five (5) employees, three (3) of whom are executive officers and who are involved in our management and we also have four (4) consultants.

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

Our recurring losses from operations and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements for the fiscal year ended June 30, 2016. Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of the common shares of our stock and we may have a more difficult time obtaining financing.

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

Based on the cash on hand as of June 30, 2016, we believe we have enough cash to fund operations through October 31, 2016.

We have a limited operating history and have incurred substantial losses and expect to incur future losses.

We are a development stage biotechnology company with a limited operating history and limited assets and capital. We have incurred losses each year since inception and had an accumulated deficit of $115,630,059 at June 30, 2016. We have generated minimal revenues by licensing our technology for certain crops to companies willing to share in our development costs. In addition, our technology may not be ready for commercialization for several years. We expect to continue to incur losses for the next several years because we anticipate that our expenditures on research and development and administrative activities will significantly exceed our revenues during that period. We cannot predict when, if ever, we will become profitable.

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

Based on the cash on hand as of June 30, 2016, we believe we have enough cash to fund operations through October 31, 2016.

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

As of June 30, 2016, we had a cash balance of $810,808 and working capital of $613,637. Using our available reserves as of June 30, 2016, we believe that we can operate according to our current business plan through October 31, 2016.

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

Investors may experience dilution in their investment from future offerings of our common stock. For example, if we raise additional capital by issuing equity securities, such an issuance would reduce the percentage ownership of existing stockholders. In addition, assuming the exercise of all options and warrants outstanding and the conversion of the preferred stock into common stock, as of June 30, 2016, we had 457,157,549 shares of common stock authorized but unissued and unreserved, which may be issued from time to time by our board of directors. Furthermore, we may need to issue securities that have rights, preferences and privileges senior to our common stock. Failure to obtain financing on acceptable terms would have a material adverse effect on our liquidity.

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

In connection with the audit of our fiscal year 2016 consolidated financial statements, our auditors noted a material weakness in our internal controls, principally relating to the review of the accounting and calculation surrounding our equity-linked financial instruments. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting that results in more than reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. We cannot assure that any measures that we take to correct this material weakness will fully remediate the deficiencies or material weakness described above. We also cannot assure you that we have identified all of our existing significant deficiencies and material weaknesses, or that we will not in the future have additional significant deficiencies or material weaknesses.

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

As of June 30, 2016, our executive officers and directors together beneficially own approximately 20% of the outstanding shares of our common stock, assuming the exercise of options and warrants which are currently exercisable or will become exercisable within 60 days of June 30, 2016, held by these stockholders. Additionally, there are three shareholders that each beneficially own more than 5% of the outstanding shares of our common stock. As a result, these stockholders, acting together, will be able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over then-current market prices.

A significant portion of our total outstanding shares of common stock may be sold in the market in the near future, which could cause the market price of our common stock to drop significantly.

As of June 30, 2016, we had 20,496,385 shares of our common stock issued and outstanding, 380 shares of Series A convertible preferred stock outstanding which can convert into 506,666 shares of common stock and 235,004 shares of Series C convertible preferred stock outstanding which can convert into 2,350,040 shares of common stock. As of June 30, 2016, all of our outstanding shares of common stock are registered pursuant to registration statements on Forms S-1 or S-3 or are either eligible to be sold under Rule 144 of the Securities Act of 1933, as amended, or are in the public float. In addition, we have registered 1,876,722 shares of our common stock underlying warrants previously issued and still outstanding and we registered 4,917,670 shares of our common stock underlying options granted or to be granted under our stock option plans. Consequently, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, may have a material adverse effect on our stock price.

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

For example, during the fiscal year ended June 30, 2016, our common stock traded between $0.15 and $0.99 per share.

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

As of June 30, 2016, we have outstanding 380 shares of Series A convertible preferred stock which may convert into 506,666 shares of common stock, 235,004 shares of Series C convertible preferred stock outstanding which can convert into 2,350,040 shares of common stock and warrants to purchase 8,698,580 shares of our common stock.  In addition, as of June 30, 2016, we have reserved 5,938,700 shares of our common stock for issuance upon the exercise of options granted or available to be granted pursuant to our stock option plan, all of which may be granted in the future.  Furthermore, in connection with the preferred stock agreements, we are required to reserve an additional 4,852,080 shares of common stock. The conversion of the convertible preferred stock and the exercise of these options and warrants will result in dilution to our existing stockholders and could have a material adverse effect on our stock price. The conversion price of the convertible preferred stock is also subject to certain anti-dilution adjustments.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Effective October 10, 2014, we lease office space in San Diego, California for a current monthly rental fee of $23,410. The lease expires on October 31, 2016. The office and laboratory space is in good condition, and we believe they will adequately serve as our headquarters and laboratory over the term of the lease. We also believe that the office and laboratory space is adequately insured by the lessors. As of the date of this filing, we have not yet secured office space upon the expiration of our current lease.

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

The following table sets forth, for each of the quarters since the quarter ended September 30, 2014, the range of the high and low bid information for our common shares quoted on the OTCQB Marketplace. The prices in the table represent prices between dealers and do not include adjustments for retail mark-up, markdown or commission and may not represent actual transactions.

Quarter Ended	Common Stock
	High	Low

September 30, 2014	$2.88	$1.28
December 31, 2014	$1.60	$0.51
March 31, 2015	$0.90	$0.51
June 30, 2015	$1.57	$0.63
September 30, 2015	$0.99	$0.55
December 31, 2015	$0.72	$0.32
March 31, 2016	$0.40	$0.19
June 30, 2016	$0.28	$0.15

As of September 15, 2016, the approximate number of holders of record of our common stock was 170. This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

We have neither paid nor declared dividends on our common stock since our inception, and we do not plan to pay dividends on our common stock in the foreseeable future. We expect that any earnings, which we may realize, will be retained to finance the growth of our company.

The following table provides information about the securities authorized for issuance under our equity compensation plans as of June 30, 2016.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights and restricted stock units		Weighted-average exercise price of outstanding options, warrants and rights and restricted stock units	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,917,238	(1)	$3.92	4,021,462	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	1,917,238	(1)	$3.92	4,021,462	(2)

(1)	Issued pursuant to our 1998 Stock Plan and 2008 Stock Plan.

(2)	Available for future issuance pursuant to our 2008 Stock Plan.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

None, except as previously disclosed on our Quarterly Reports on Forms 10-Q and Current Reports on Forms 8-K.

Item 6.	Selected Financial Data.

The following Selected Financial Data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10-K.

SELECTED FINANCIAL DATA

	Fiscal Year Ended June 30,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$75	$75	$100	$0	$200
Operating expenses:
General and administrative	1,606	3,170	3,683	2,500	2,724
Research and development	2,183	4,568	3,339	2,086	2,566
Acquisition related costs	-	-	545	-	-
Impairment of Goodwill	5,781	8,122	-	-	-
Impairment of acquired R&D	1,700	-	-	-	-
Impairment and write-off of patents abandoned	-	2,291	1,681	64	321
Total operating expenses	11,270	18,151	9,248	4,650	5,611
Loss from operations	(11,195)	(18,076)	(9,148)	(4,650)	(5,411)
Fair value – stock right	254	12	-	-	-
Fair value – warrant liability	1,994	3	-	371	472
Loss on extinguishment of debt	-	-	-	(1,725)	-
Interest expense, net	(1)	(3)	(77)	(119)	(127)
Net loss	(8,948)	(18,064)	(9,225)	(6,123)	(5,066)
Income tax benefit	680	-	-	-	-
Net Loss	(8,268)	(18,064)	(9,225)	(6,123)	(5,066)
Preferred dividends	(179)	(839)	(4,629)	(863)	(1,626)
Net loss available to common shares	$(8,447)	$(18,903)	$(13,854)	$(6,986)	$(6,692)
Basic and diluted net loss per common share	$(0.42)	$(1.31)	$(2.53)	$(5.11)	$(7.81)
Basic and diluted weighted average number of common shares outstanding	20,323	14,417	5,477	1,366	857
Balance Sheet Data:
Cash and cash equivalents	$811	$3,335	$6,111	$1,602	$2,001
Working capital	614	2,951	5,399	310	387
Total assets	9,226	19,547	33,335	7,097	6,955
Accumulated deficit	(115,630)	(107,183)	(88,280)	(74,426)	(67,440)
Total stockholders’ equity	4,561	12,225	27,490	3,786	3,453

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Accordingly, we incurred approximately $508,205 expense impact from expensing patent-related assets during the fourth quarter of fiscal 2015 as a result of this change in estimate and our basic and diluted earnings per share for fiscal 2015 decreased by $0.03. Patent expense incurred during fiscal year 2016 was $421,287.

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

The impairment model prescribes a two-step method for determining impairment. The first step compares a reporting unit’s fair value to its carrying amount to identify potential goodwill impairment. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the second step of the impairment test must be completed to measure the amount of the reporting unit’s goodwill impairment loss, if any. Step two requires an assignment of the reporting unit’s fair value to the reporting unit’s assets and liabilities to determine the implied fair value of the reporting unit’s goodwill and intangible assets. The implied fair value of the reporting unit’s goodwill and intangible assets is then compared with the carrying amount of the reporting unit’s goodwill and intangible assets to determine the impairment loss to be recognized, if any. For the fiscal year ended June 30, 2016, the Company determined that there was impairment to goodwill and intangible assets. The Company recorded an adjustment to goodwill in the amount of $5,780,951, reducing the balance of goodwill to zero. In addition, the Company determined that there was impairment to in process research and development in the amount of $1,700,000 for the year ended June 30, 2016.

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

Liquidity and Capital Resources

Overview

For the fiscal year ended June 30, 2016, net cash of $3,676,215 was used in operating activities primarily due to a net loss of $8,267,929 which was reduced by non-cash expenses of $4,740,656 and increased by changes in operating assets and liabilities in the amount of $148,942.

The $148,942 change in operating assets and liabilities was the result of a decrease in accounts payable, accrued expenses and deferred revenue in the amount of $372,224 due to the timing of expenses and payments, which was partially offset by an increase in prepaid expenses of $232,282.

During the fiscal year ended June 30, 2016, there was no cash used by investing activities. Cash provided by financing activities during the fiscal year ended June 30, 2016 amounted to $1,152,397, as a result of the issuance of common stock, preferred stock and warrants.

As of June 30, 2016, our cash balance totaled $810,808, and we had working capital of $613,637. Presently, with no further financing, we project that the Company will run out of funds as of October 31, 2016. We currently do not have any additional financing in place. If we are unable to raise additional funds, we could be required to reduce our workforce, sell some or all of our assets, cease operations or even declare bankruptcy. There can be no assurance that we can obtain financing, if at all, or raise such additional funds, on terms acceptable to us.

Capital Resources

During the fiscal year ended June 30, 2016, we recognized $75,000 of deferred revenue under our license and development agreement with CAN Development, LLC, an affiliate of Janssen Pharmaceuticals, Inc. We have not been profitable since inception, we will continue to incur additional operating losses in the future, and we will require additional financing to continue the development and subsequent commercialization of our technology. While we do not expect to generate significant revenues from the licensing of our technology for several years, we may enter into additional licensing or other agreements with marketing and distribution partners that may result in additional license fees, receive revenues from contract research, or other related revenue.

Financing

In July 2015, we received aggregate net proceeds of $1,152,397 from the issuance of preferred stock, common stock and warrants.

Contractual Obligations

The following table lists our cash contractual obligations as of June 30, 2016:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Facility, Rent and Operating Leases	$94,342	$94,342	$	$—	$—

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

We anticipate that, based upon our current cash balance at June 30, 2016 we will be able to fund our operations through October 31, 2016.

Over the next 12 months, in order to fund our research and development we will need to do one or more of the following:

•	raise capital through the placement of equity or debt instruments;

•	complete a strategic transaction; or

•	raise capital through the execution of additional licensing agreements for our technology.

We cannot assure you that we will be able to raise money through any of the foregoing transactions, or on favorable terms, if at all.

Results of Operations

Fiscal Year ended June 30, 2016

Revenue

During the fiscal year ended June 30, 2016, revenue in the amount of $75,000 represented the amortization of deferred revenue for a collaboration and option agreement.

Operating expenses

	Fiscal Year ended June 30
	2016	2015	Change	%

General and administrative	$1,606,043	$3,170,499	$(1,564,456)	-49.3%
Research and development	2,182,989	4,568,435	(2,385,446)	-52.2%
Impairment of goodwill	5,780,951	8,121,966	(2,341,015)	-28.8%
Impairment of acquired R&D	1,700,000	-	1,700,000	100.0%
Impairment and write-off of patents	-	2,290,836	(2,290,836)	-100.0%

Total Operating Expenses	$11,269,983	$18,151,736	$(6,881,753)	-37.9%

General and administrative expenses

General and administrative expenses consist of the following:

	Fiscal Year ended June 30
	2016	2015	Change	%

Payroll and benefits	$31,513	$1,122,624	$(1,091,111)	-97.2%
Professional fees	876,305	670,507	205,798	30.7%
Stock-based compensation	130,186	401,412	(271,226)	-67.6%
Delaware Franchise Tax	181,366	258,685	(77,319)	-29.9%
Investor relations	13,124	166,692	(153,568)	-92.1%
Consultants	162,980	116,217	46,765	40.2%
Depreciation and amortization	-	2,818	(2,818)	-100.0%
Other general & administrative expenses	210,569	431,545	(220,976)	-51.2%

Total G&A	$1,606,043	$3,170,499	$(1,564,455)	-49.3%

•	Payroll and benefits for the fiscal year ended June 30, 2016 was lower than for the fiscal year ended June 30, 2015 as a result of onetime severance payments previously paid to employees terminated in connection with the closing of our New Jersey office in November 2014.

•	Professional fees for the fiscal year ended June 30, 2016 was higher than for the fiscal year ended June 30, 2015 as a result of an increase in accounting costs associated with additional bookkeeping, consulting and auditing fees related to our financing efforts in June and July of 2015.

•	Stock-based compensation for the fiscal years ended June 30, 2016 and June 30, 2015 consisted of the amortized portion of the Black-Scholes value of options and warrants granted to directors, employees and consultants. During the fiscal years ended June 30, 2016 and 2015, 485,682 and 1,203,676 options, respectively, were granted to such individuals. In addition, during the fiscal years ended June 30, 2016 and 2015, 195,363 and 556,061 options, respectively, expired or were forfeited.

Stock-based compensation for the fiscal year ended June 30, 2016 was lower than the fiscal year ended June 30, 2015 primarily due to fewer options issued during the fiscal year ended June 30, 2016.

•	Delaware Franchise Tax decreased for the fiscal year ended June 30, 2016 from the fiscal year ended June 30, 2015 as a result of an increase in the computed tax calculation resulting from the reverse stock split and acquisition of Fabrus, Inc. in May 2014.

•	Investor relations fees for the fiscal year ended June 30, 2016 was lower than for the fiscal year ended June 30, 2015 as a result of reduced investor relations activity and spending.

•	Consulting fees for the fiscal year ended June 30, 2016 were higher than for the fiscal year ended June 30, 2015 primarily due to our treatment of our CEO as a consultant, as compared to the prior year when our CEO was paid as an employee for the majority of the period.

•	Other general and administrative expenses for the fiscal year ended June 30, 2016 were lower than for the fiscal year ended June 30, 2015 due to reduction in employees and reduced operating activity.

Research and development expenses

	Fiscal Year ended June 30
	2016	2015	Change	%

Payroll	$996,744	$1,392,426	$(395,682)	-28.4%
Patent Costs	443,622	771,181	(327,559)	-42.5%
Facility Rent	386,051	328,189	57,862	17.6%
Depreciation	93,393	174,255	(80,862)	-46.4%
Stock-based compensation	26,492	79,270	(52,778)	-66.6%
Other researach and development	236,687	391,519	(154,832)	-39.5%
Phase 1b/2a clinical trial	-	1,585,082	(1,585,082)	-100.0%
Research Contract with the University of Waterloo	-	284,600	(284,600)	-100.0%
Gain on forgiveness of debt	-	(442,689)	442,689	100.0%
Total research and development	$2,182,989	$4,563,832	$(2,380,843)	-52.2%

•	Payroll for the fiscal year ended June 30, 2016 was lower than for the fiscal year ended June 30, 2015 primarily as a result of the closure of the New Jersey office in November 2014 and subsequent attrition.

•	Patent Costs for the fiscal year ended June 30, 2016 was lower than for the fiscal year ended June 30, 2015 primarily as a result of discontinuing patent prosecution services for certain of our patents

•	Facility Rent for the fiscal year ended June 30, 2016 was higher than for the fiscal year ended June 30, 2015 due to relocation of our principal offices to San Diego, California in October 2014.

•	Depreciation for the fiscal year ended June 30, 2016 was lower than for the fiscal year ended June 30, 2015 due to assets becoming fully depreciated.

•	Stock-based compensation for the fiscal year ended June 30, 2016 was lower than the fiscal year ended June 30, 2015 primarily due to fewer options issued during the fiscal year ended June 30, 2016 combined with the cancellation of options for terminated employees.

•	Other research and development costs for the fiscal year ended June 30, 2016 were lower than for the fiscal year ended June 30, 2015 primarily due to the discontinuation of our clinical programs in 2014 and a reduction in research and development efforts.

•	During the quarter ended September 30, 2014, the Phase 1b/2a clinical trial was concluded. The program was subsequently abandoned and all associated costs were written off, including research supplies. No costs associated with the trial were incurred in the fiscal year ended June 30, 2016.

•	Our research contract with the University of Waterloo was suspended in 2014 and therefore no costs related to the agreement were incurred in the fiscal year ended June 30, 2016.

•	The Gain on Forgiveness of Debt for the fiscal year ended June 30, 2015 represents settlements of accounts payable with certain vendors for an amount less than was recorded.

If we are successful in our efforts to raise additional capital or complete a strategic transaction, we expect our research and development costs to increase as we increase our efforts towards the development of our antibody program.

Impairment of Goodwill

During the fiscal year ended June 30, 2016 and 2015, we reviewed goodwill for impairment and determined that impairment had occurred as a result of the decrease in the market value of the Company. The company recognized an impairment charge of $5,780,951 and $8,121,966 for the fiscal years ended June 30, 2016 and 2015, respectively.

Impairment of acquired R&D

During the fiscal year ended June 30, 2016 and 2015, we reviewed acquired R&D for impairment and determined that impairment had occurred as a result of the decrease in the market value of the Company for the fiscal year ended June 30, 2016 resulting in the company recognizing an impairment charge of $1,700,000.

Impairment and write-off of patents abandoned

During the fiscal year ended June 30, 2015, we reviewed our patent portfolio and determined that our agricultural patents were impaired. We also identified several patents and patents pending that we believe we no longer need to maintain without having a material impact on the portfolio. Therefore, we wrote-off the net book value of those patents and patents pending in the amount of $2,290,836 during fiscal year 2015.

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

Operating expenses

	Fiscal Year Ended June 30,
	2015	2014	Change	%

General and administrative	$3,170,499	$3,683,350	$(512,851)	(13.9)%

Research and development	4,563,835	3,338,687	1,229,748	36.8%

Acquisition costs	-	544,978	(544,978)	-100.0%

Impairment of goodwill	8,121,966	-	8,121,966	-

Impairment and write-off of patents	2,290,836	1,680,781	610,055	36.3%

Total operating expenses	$18,151,736	$9,247,796	$8,903,940	96.3%

General and administrative expenses

General and administrative expenses consist of the following:

	Fiscal Year ended June 30,
	2015	2014	Change	%

Payroll and benefits	$1,122,624	$622,421	$500,203	80.4%
Professional fees	670,507	277,712	392,795	141.4%
Stock-based compensation	401,412	1,185,118	(783,706)	(66.1)%
Delaware Franchise Tax	258,685	5,781	252,904	4374.7%
Investor relations	166,692	731,749	(565,057)	(77.2)%
Consultants	116,217	216,869	(100,652)	(46.4)%
Depreciation and amortization	2,818	333,465	(330,647)	(99.2)%
Other general and administrative expenses	431,545	310,235	121,309	39.1%

Total G&A	$3,170,499	$3,683,350	$(512,851)	(13.9)%

•	Payroll and benefits for the fiscal year ended June 30, 2015 was higher than for the fiscal year ended June 30, 2014 as a result of severance payments due to terminated employees as a result of closing the New Jersey office in November 2014 and due to separating the position of CEO and President effective May 16, 2014.

•	Professional fees for the fiscal year ended June 30, 2015 increased principally due to the increase in accounting costs with the additional bookkeeping, consulting and auditing fees related to the acquisition of Fabrus, Inc. in May 2014.

•	Stock-based compensation for the fiscal years ended June 30, 2015 and June 30, 2014 consisted of the amortized portion of the Black-Scholes value of options and warrants granted to directors, employees and consultants. During the fiscal years ended June 30, 2015 and 2014, 1,203,676 and 778,480 options, respectively, were granted to such individuals. In addition, during the fiscal years ended June 30, 2015 and 2014, 556,061 and 30,924 options, respectively, expired or were forfeited.

Stock-based compensation for the fiscal year ended June 30, 2015 was lower than the fiscal year ended June 30, 2014 primarily due to options issued during the fiscal year ended June 30, 2015 had a lower Black-Scholes value than options issued during the fiscal year ended June 30, 2014 combined with the cancellation of options for terminated employees.

•	Delaware Franchise Tax increased for the fiscal year ended June 30, 2015 due to increase in the computed tax calculation resulting from the reverse stock split in during the fiscal year ended June 30, 2014 and acquisition of Fabrus, Inc. in May 2014.

•	Investor relations fees for the fiscal year ended June 30, 2015 was lower than for the fiscal year ended June 30, 2014 primarily as a result of an investor relations program started in October 2013, the termination of an investor relations consulting agreement in September 2013 and a special meeting of stockholders held in August 2013, which were not incurred during the current year.

•	Consulting fees for the fiscal year ended June 30, 2015 were lower than for the fiscal year ended June 30, 2014 primarily due to certain financial advisory agreements entered into during the fiscal year ended June 30, 2014.

•	Depreciation and amortization for the fiscal year ended June 30, 2015 was lower than for the fiscal year ended June 30, 2014 primarily as a result of abandoning certain patents and the change in accounting estimate to expense patent costs as incurred in the fourth quarter of fiscal year 2015.

•	Other general and administrative expenses for the fiscal year ended June 30, 2015 were higher than for the fiscal year ended June 30, 2014 primarily due to an increase in cash director fees.

Research and development expenses

	Fiscal Year Ended June 30,
	2015	2014	Change	%
Phase 1b/2a clinical trial	$1,585,082	$2,170,160	$(585,078)	(27.0)%
Payroll	1,392,426	297,872	1,094,554	367.5%
Patent Costs	771,181	32,072	739,109	2304.5%
Facility Rent	328,189	22,074	306,115	1386.8%
Research contract with the University of Waterloo	284,600	413,220	(128,620)	(31.1)%
Depreciation	174,255	16,191	158,064	976.2%
Stock-based compensation	79,270	112,106	(32,836)	(29.3)%
Gain of forgiveness of debt	(442,689)	-	(442,689)	-%
Other research and development	396,121	274,992	121,129	44.0%

Total research and development	$4,568,435	$3,338,687	$1,229,748	36.8%

•	The cost of the Phase 1b/2a clinical trial for our former product candidate SNS01-T for the fiscal year ended June 30, 2015 was lower than for the fiscal year ended June 30, 2014 as patient dosing was concluded during the quarter ended September 30, 2014. This was partially offset by writing off all prepaid costs related to the decision to terminate the program.

•	Payroll for the fiscal year ended June 30, 2015 was higher than for the fiscal year ended June 30, 2014 primarily as a result of an increase in the number of employees effective with the Fabrus acquisition on May 16, 2014.

•	Patent Costs for the fiscal year ended June 30, 2015 was higher than for the fiscal year ended June 30, 2014 primarily as a result of our change in accounting policy to expense patent costs as incurred.

•	Facility Rent for the fiscal year ended June 30, 2015 was higher than for the fiscal year ended June 30, 2014 due to the acquisition of Fabrus with its research facility.

•	The cost associated with the research contract with the University of Waterloo for the fiscal year ended June 30, 2015 was lower than for the fiscal year ended June 30, 2014 due to termination of the agreement on December 31, 2014.

•	Depreciation for the fiscal year ended June 30, 2015 was higher than for the fiscal year ended June 30, 2014 due to the acquisition of Fabrus with its research operations.

•	Stock-based compensation for the fiscal year ended June 30, 2015 was lower than the fiscal year ended June 30, 2014 primarily due to options issued during the fiscal year ended June 30, 2015 had a lower Black-Scholes value than options issued during the fiscal year ended June 30, 2014 combined with cancellation of options for terminated employees.

•	The Gain on Forgiveness of Debt for the fiscal year ended June 30, 2015 represents settlements of accounts payable with certain vendors for an amount less than was recorded and no debt was forgiven during the fiscal year ended June 30, 2014.

•	Other research and development costs for the fiscal year ended June 30, 2015 were higher than for the fiscal year ended June 30, 2014 primarily due to costs to run the laboratory in connection with the acquisition of Fabrus on May 16, 2014.

Impairment of Goodwill

During the fiscal year ended June 30, 2015 and 2014, we reviewed goodwill for impairment and determined that impairment had occurred as a result of the decrease in the market value of the Company. The company recognized an impairment charge of $8,121,966 for the fiscal year ended 2015.

Impairment and write-off of patents abandoned

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of June 30, 2016, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our management has concluded, as discussed below, that material weaknesses existed in our internal control over financial reporting as of June 30, 2016 and as a result, our disclosures controls and procedures were not effective. Notwithstanding the material weaknesses that existed as of June 30, 2016, our chief executive officer and chief financial officer have concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material aspects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Under the supervision of our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment and those criteria, management concluded that the Company did not maintain effective internal controls over financial reporting as of June 30, 2016. Management identified the following material weakness:

•	The Company did not adequately review the accounting and calculation surrounding its equity-linked financial instruments which resulted in material adjustments to the financial statements. We will continue to devote significant time and attention to these remediation efforts in order to remediate the above material weakness as soon as reasonably possible. As we continue to evaluate our controls, we will make the necessary changes to improve the overall design of our controls.

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

Changes in Internal Controls over Financial Reporting

During the fiscal quarter ended June 30, 2016 other than the material weakness identified above, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information relating to our directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Executive Officers" in our definitive proxy statement for the 2017 Annual Meeting of Stockholders, to be filed with the SEC, is incorporated herein by reference to such proxy statement.

Item 11.	Executive Compensation.

The discussion under the heading "Executive Compensation" in our definitive proxy statement for the 2017 Annual Meeting of Stockholders, to be filed with the SEC, is incorporated herein by reference to such proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement for the 2017 Annual Meeting of Stockholders, to be filed with the SEC, is incorporated herein by reference to such proxy statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The discussion under the heading "Certain Relationships and Related Transactions" in our definitive proxy statement for the 2017 Annual Meeting of Stockholders, to be filed with the SEC, is incorporated herein by reference to such proxy statement.

Item 14.	Principal Accounting Fees and Services.

The discussion under the heading "Principal Accountant Fees and Services" in our definitive proxy statement for the 2017 Annual Meeting of Stockholders, to be filed with the SEC, is incorporated herein by reference to such proxy statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	(1)	Financial Statements.

	Reference is made to the Index to Financial Statements on Page F-1.

(a)	(2)	Financial Statement Schedules.

	None.

(a)	(3)	Exhibits.

	Reference is made to the Exhibit Index on Page 43.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of October, 2016.

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

Signature	Title	Date

/s/ David Rector	Chief Executive Officer and Director	October 13th, 2016
David Rector	(principal executive officer)

/s/ James Schmidt	Chief Financial Officer	October 13th, 2016
James Schmidt	(principal financial and accounting officer)

/s/ Vaughn M. Smider, M.D.	Chief Scientific Officer and Director	October 13th, 2016
Vaughn Smider, M.D.

/s/ John Braca	Director	October 13th, 2016
John Braca

/s/ Phillip Frost, M.D.	Director	October 13th, 2016
Phillip Frost, M.D.

/s/ Steven Rubin	Director	October 13th, 2016
Steven Rubin

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger and Reorganization, dated as of May 16, 2014, by and among Senesco Technologies, Inc., Senesco Fab Acquisition Corporation and Fabrus, Inc. (Incorporated by reference to Exhibit 2.1 of our current report on Form 8-K filed on May 19, 2014.)

3.1	Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on January 22, 2007. (Incorporated by reference to our quarterly report on Form 10-Q for the period ended December 31, 2006.)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on January 22, 2008. (Incorporated by reference to Exhibit 3.1 of our quarterly report on Form 10-Q for the period ended December 31, 2007.)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on September 22, 2009. (Incorporated by reference to Exhibit 3.3 of our annual report on Form 10-K/A for the period ended June 30, 2009.)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on May 25, 2010. (Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed on May 28, 2010.)

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on December 22, 2011. (Incorporated by reference to Exhibit 3.1 to our quarterly report on Form 10-Q for the period ended December 31, 2011.)

3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on April 1, 2013. (Incorporated by reference to Exhibit 3.1 to our quarterly report on Form 10-Q for the period ended March 31, 2013.)

3.7	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on October 16, 2013. (Incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed on October 21, 2013.)

3.8	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on September 29, 2014. (Incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed on October 3, 2014.)

3.9	Amended and Restated By-laws of Senesco Technologies, Inc. as adopted on October 2, 2000. (Incorporated by reference to our quarterly report on Form 10-QSB for the period ended December 31, 2000.)

3.10	Certificate of Designations to the Company’s Certificate of Incorporation. (Series A) (Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed on March 29, 2010.)

Exhibit No.	Description of Exhibit

3.11	Certificate of Designations to the Company’s Certificate of Incorporation. (0% Series C Convertible Preferred Stock) (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on May 6, 2015.)

4.1	Form of Series FC Warrant issued on May 16, 2014. (Incorporated by reference to Exhibit 4.3 of our current report on Form 8-K filed on May 19, 2014.)

4.2	Form of Series FD Warrant issued on May 16, 2014. (Incorporated by reference to Exhibit 4.4 of our current report on Form 8-K filed on May 19, 2014.)

4.3	Form of Series FE Warrant issued on May 16, 2014. (Incorporated by reference to Exhibit 4.5 of our current report on Form 8-K filed on May 19, 2014.)

4.4	Form of December 2013 Series C Warrant (Incorporated by reference to Exhibit 4.3 of our current report on Form 8-K filed on December 12, 2013.)

4.5	Form of Series B Warrant issued to Partlet Holdings Ltd. (Incorporated by reference to Exhibit 4.2 of our current report on Form 8-K, filed on July 10, 2009.)

4.6	Form of Series A Warrant issued to each of Robert Forbes, Timothy Forbes, Harlan W. Waksal, M.D., Rudolf Stalder, Christopher Forbes, David Rector, John N. Braca, Jack Van Hulst, Warren Isabelle and the Thomas C. Quick Charitable Foundation. (Incorporated by reference to Exhibit 4.1 of our current report on Form 8-K, filed on July 30, 2009.)

4.7	Form of Series B Warrant issued to each of Robert Forbes, Timothy Forbes, Harlan W. Waksal, M.D., Rudolf Stalder, Christopher Forbes, David Rector, John N. Braca, Jack Van Hulst, Warren Isabelle and the Thomas C. Quick Charitable Foundation. (Incorporated by reference to Exhibit 4.1 of our current report on Form 8-K, filed on July 30, 2009.)

4.8	Form of Series B Warrant issued to Cato Holding Company. (Incorporated by reference to Exhibit 4.1 of our current report on Form 8-K, filed on July 30, 2009.)

4.9	Form of Warrant. (Incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on January 9, 2012.)

4.10	Form of Warrant. (Incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on March 2, 2012.)

4.11	Form of Warrant Clarification Letter (Incorporated by reference to Exhibit 4.16 of our annual report on Form 10-K for the period ended June 30, 2012.)

4.12	Form of January 2013 Warrant (Incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on January 4, 2013.)

4.13	Form of 2015 Common Stock Warrant. (Incorporated by reference to Exhibit 4.18 of our annual report on Form 10-K for the period ended June 30, 2015.)

Exhibit No.	Description of Exhibit

10.1	Indemnification Agreement by and between Senesco Technologies, Inc. and John Braca, dated October 8, 2003. (Incorporated by reference to Exhibit 10.38 of our annual report on Form 10-KSB for the period ended June 30, 2004.)

10.2	Indemnification Agreement by and between Senesco Technologies, Inc. and David Rector dated as of April, 2002. (Incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-QSB for the period ended September 30, 2004.)

10.3	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.4 of our annual report on Form 10-K for the period ended June 30, 2015.)

10.4	Form of Nondisclosure, Noncompetition and Invention Assignment. (Incorporated by reference to Exhibit 10.5 of our annual report on Form 10-K for the period ended June 30, 2015.)

10.5 +	License Agreement by and between Fabrus, Inc. and The Scripps Research Institute, dated August 8, 2014. (Incorporated by reference to Exhibit 10.28 of our annual report on Form 10-K for the period ended June 30, 2014.)

10.6*	1998 Stock Incentive Plan, as amended on December 13, 2002. (Incorporated by reference to Exhibit 10.7 of our quarterly report on Form 10-QSB for the period ended December 31, 2002.)

10.7*	Amended and Restated Senesco Technologies, Inc. 2008 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.3 of our quarterly report on Form 10-Q for the period ended March 31, 2014.)

10.8*	Form of Stock Option Agreement under the Senesco Technologies, Inc. 2008 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.5 of our quarterly report on Form 10-Q for the period ended September 30, 2009.)

10.9*	Retention Policy. (Incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on October 15, 2012.)

10.10	Sublease agreement by and between Pathway Genomics Corporation, as Sublandlord, and Fabrus, Inc., as Subtenant, effective as of October 10, 2014. (Incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q filed on February 17, 2015.)

10.11+	Collaboration Agreement by and between Fabrus, Inc. and CNA Development, LLC, dated December 18, 2014. (Incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q filed on February 17, 2014.)

10.12*	Retention Agreement, dated as of November 30, 2014, by and between Sevion Therapeutics, Inc. and Joel Brooks. (Incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on December 3, 2014.)

10.13*	Retention Agreement, dated as of November 30, 2014, by and between Sevion Therapeutics, Inc. and Richard Dondero. (Incorporated by reference to Exhibit 10.4 of our quarterly report on Form 10-Q filed on February 17, 2015.)

10.14*	Retention Agreement, dated as of November 30, 2014, by and between Sevion Therapeutics, Inc. and Heather Branham. (Incorporated by reference to Exhibit 10.5 of our quarterly report on Form 10-Q filed on February 17, 2015.)

10.15*	Consulting Agreement, dated as of January 9, 2015, by and between Sevion Therapeutics, Inc. and The David Stephen Group LLC. (Incorporated by reference to Exhibit 10.6 of our quarterly report on Form 10-Q filed on February 17, 2015.)

Exhibit No.	Description of Exhibit

10.16	Form of Registration Rights Agreement by and among Sevion Therapeutics, Inc. and certain investors. (Incorporated by reference to Exhibit 10.20 of our annual report on Form 10-K for the period ended June 30, 2015.)

10.17	Form of Subscription Agreement by and among Sevion Therapeutics, Inc. and certain investors. (Incorporated by reference to Exhibit 10.21 of our annual report on Form 10-K for the period ended June 30, 2015.)

10.18	Amendment to Form of Subscription Agreement, dated July 27, 2015, by and among Sevion Therapeutics, Inc. and certain investors. (Incorporated by reference to Exhibit 10.22 of our annual report on Form 10-K for the period ended June 30, 2015.)

21.1	Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21.1 of our annual report on Form 10-K filed on September 29, 2014.)

23.1 †	Consent of RSM US LLP.

31.1 †	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 †	Certification of the principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 †	Certification of the principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 †	Certification of the principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1 †	Financial Statements from the Annual Report on Form 10-K of Senesco Technologies, Inc. for the fiscal year ended June 30, 2016, filed on October 13, 2016, formatted in XBRL (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 13(a) of Form 10-K.
†	Filed herewith.
+	The SEC granted confidential treatment for portions of this Exhibit.

SEVION THERAPEUTICS, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

F-1

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SEVION THERAPEUTICS, INC.

AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Sevion Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of Sevion Therapeutics, Inc. and Subsidiaries as of June 30, 2016 and June 30, 2015, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sevion Therapeutics, Inc. and Subsidiaries as of June 30, 2016 and June 30, 2015, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2016, in conformity with U.S. generally accepted accounting principles.

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

/s/ RSM US LLP

New York, New York

October 13, 2016

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2016	2015

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$810,808	$3,334,626
Prepaid expenses and other current assets	171,820	395,100

Total Current Assets	982,628	3,729,726

Equipment, furniture and fixtures, net	92,554	185,948
Acquired research and development	8,100,000	9,800,000
Goodwill	-	5,780,951
Security deposits	50,770	50,770

TOTAL ASSETS	$9,225,952	$19,547,395

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$90,305	$232,033
Accrued expenses	256,376	408,705
Other current liabilities	22,310	137,778

Total Current Liabilities	368,991	778,516

Warrant and stock right liabilities	956,575	2,502,047
Deferred tax liability	3,240,000	3,920,000
Other liabilities	99,728	122,038

TOTAL LIABILITIES	4,665,294	7,322,601

STOCKHOLDERS' EQUITY:

Convertible preferred stock, $0.01 par value, authorized 1,228,500 shares Series C shares 235,004 and 235,837 issued and outstanding, respectively (liquidation preference of $2,350 and $2,358 at June 30, 2016 and June 30, 2015, respectively)	2,350	2,358
Convertible preferred stock, $0.01 par value, authorized 5,000,000 shares Series A 10,297 shares issued and 380 shares outstanding, (liquidation preference of $389,500 and $399,000 at June 30, 2016 and June 30, 2015, respectively)	4	4
Common stock, $0.01 par value, authorized 500,000,000 shares, issued and outstanding 20,496,385 and 18,752,813 at June 30, 2016 and June 30, 2015, respectively	204,964	187,528
Capital in excess of par	119,983,399	119,217,880
Accumulated deficit	(115,630,059)	(107,182,976)

Total Stockholders' Equity	4,560,658	12,224,794

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,225,952	$19,547,395

See Notes to Condensed Consolidated Financial Statements

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Twelve Months Ended June 30
	2016	2015	2014

Licensing Revenue	$75,000	$75,000	$100,000

Operating expenses:
General and administrative	1,606,043	3,170,499	3,683,350
Research and development	2,182,989	4,568,435	3,338,687
Acquisition Costs	-	-	544,978
Impairment of goodwill	5,780,951	8,121,966	-
Impairment of acquired R&D	1,700,000	-	-
Impairment and write-off of patents	-	2,290,836	1,680,781

Total operating expenses	11,269,983	18,151,736	9,247,796

Loss from operations	(11,194,983)	(18,076,736)	(9,147,796)

Other non-operating income (expense)
Change in fair value of stock right	254,027	12,405	-
Change in fair value of warrant liability	1,993,560	3,313	-
Interest expense	(533)	(2,767)	(77,438)

Net loss before income tax benefit	(8,947,929)	(18,063,785)	(9,225,234)

Income tax benefit	680,000	-	-

Net Loss	(8,267,929)	(18,063,785)	(9,225,234)

Preferred dividends	(179,154)	(838,925)	(4,629,197)

Loss applicable to common shares	(8,447,083)	(18,902,710)	(13,854,431)

Other comprehensive loss	-	-	-

Comprehensive loss	$(8,447,083)	$(18,902,710)	$(13,854,431)

Basic and diluted net loss per common share	$(0.42)	$(1.31)	$(2.53)

Basic and diluted weighted-average number of common shares outstanding	20,322,714	14,417,029	5,476,717

See Notes to Consolidated Financial Statements

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

AS OF JUNE 30, 2016

					Capital in Excess	Accumulated	Stockholders'
	Preferred Stock		Common Stock		of Par Value	Deficit	Equity
	Shares	Amount	Shares	Amount

Balance at July 1, 2013	800	$8	2,272,062	$22,721	$78,189,173	$(74,425,835)	$3,786,067

Issuance of common stock and warrants for cash, net	-	-	2,490,000	24,900	6,814,106	-	6,839,006

Exercise of warrants for cash	-	-	1,941,956	19,419	4,059,202	-	4,078,621

Cash paid for fractional shares due to reverse split	-	-	(100)	(1)	(302)	-	(303)

Stock-based compensation	-	-	10,000	100	861,136	-	861,236

Issuance of common stock for services	-	-	123,750	1,238	434,750	-	435,988

Issuance of equity in the acquisition of Fabrus, Inc.	-	-	6,905,201	69,052	20,639,995	-	20,709,047

Preferred stock converted into common stock	(220)	(2)	73,333	733	(731)		-
						-
Issuance of common stock as dividends	-	-	30,159	301	118,316	(98,616)	20,001

Deemed dividend in conjunction with warrant amendments	-	-	-	-	4,516,081	(4,516,081)	-

Accrued dividends	-	-	-	-	-	(14,500)	(14,500)

Net loss	-	-	-	-	-	(9,225,234)	(9,225,234)

Balance at June 30, 2014	580	6	13,846,361	138,463	115,631,726	(88,280,266)	27,489,929

Stock issued for Cash	235,837	2,358	4,746,952	47,470	4,777,741	-	4,827,569

Warrant Liability	-	-	-	-	(1,742,703)	-	(1,742,703)

Derivative Stock Right	-	-	-	-	(775,062)	-	(775,062)

Stock-based compensation	-	-	-	-	480,681	-	480,681

Preferred stock converted into common stock	(200)	(2)	100,000	1,000	(998)	-	-

Deemed dividend - preferred stock	-	-	-	-	790,507	(790,507)	-

Dividends paid	-	-	59,500	595	55,988	(42,083)	14,500

Dividends accrued and unpaid at June 30, 2015	-	-	-	-	-	(6,335)	(6,335)

Net loss	-	-	-	-	-	(18,063,785)	(18,063,785)

Balance at June 30, 2015	236,217	$2,362	18,752,813	$187,528	$119,217,880	$(107,182,976)	$12,224,794

Stock issued for Cash	66,667	667	959,996	9,600	1,142,130	-	1,152,397

Warrant Liability	-	-	-	-	(559,261)	-	(559,261)

Derivative Stock Right	-	-	-	-	(142,854)	-	(142,854)

Stock-based compensation	-	-	-	-	156,678	-	156,678

Preferred stock converted into common stock	(67,500)	(675)	675,000	6,750	(6,075)	-	-

Deemed dividend - preferred stock	-	-	-	-	135,701	(135,701)	-

Dividends paid	-	-	108,576	1,086	39,200	(33,951)	6,335

Dividends accrued and unpaid at June 30, 2016	-	-	-	-	-	(9,502)	(9,502)

Net loss	-	-	-	-	-	(8,267,929)	(8,267,929)

Balance at June 30, 2016	235,384	$2,354	20,496,385	$204,963	$119,983,399	$(115,630,059)	$4,560,658

See Notes to Consolidated Financial Statements

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended June 30,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(8,267,929)	$(18,063,785)	$(9,225,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash income related to change in fair value of:
- stock right	(254,027)	(12,405)	-
- warrant liability	(1,993,560)	(3,313)	-
Stock-based compensation expense	156,678	480,681	1,297,224
Depreciation and amortization	93,394	177,074	349,656
Loss on disposal of assets	-	8,071	-
Impairment of goodwill	5,780,951	8,121,966	-
Write-off of intangibles	1,700,000	2,290,836	1,680,781
Deferred tax	(680,000)	-
Write-off of prepaid research supplies	-	669,750	-
Deferred rent	(62,778)	85,088	-
Loss on settlement of warrant liabilities	-	-	-
(Increase) decrease in operating assets:
Prepaid expenses and other current assets	223,280	48,208	868,837
Security deposit	-	(45,599)	-
Increase (decrease) in operating liabilities:
Accounts payable	(141,728)	(669,147)	(145,257)
Accrued expenses	(155,496)	(507,121)	305,860
Deferred revenue	(75,000)	75,000	-
Net cash used in operating activities	(3,676,215)	(7,344,696)	(4,868,133)

Cash flows from investing activities:
Cash received on acquisition of Fabrus, Inc.	-	-	1,274,662
Capitalized patent costs	-	(136,946)	(624,532)
Purchase of equipment, furniture and fixtures	-	(122,641)	(3,194)
Net cash provided by (used in) investing activities	-	(259,587)	646,936

Cash flows from financing activities:
Proceeds (repayments) from line of credit	-	-	(2,187,082)
Proceeds from issuance of common stock and warrants, net and exercise of warrants and options	1,152,397	4,827,569	10,917,325
Net cash provided by financing activities	1,152,397	4,827,569	8,730,243

Net (decrease) increase in cash and cash equivalents	(2,523,818)	(2,776,714)	4,509,046

Cash and cash equivalents at beginning of period	3,334,626	6,111,340	1,602,294
Cash and cash equivalents at end of period	$810,808	$3,334,626	$6,111,340

See Notes to Consolidated Financial Statements

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	2016	2015	2014
Supplemental disclosure of non-cash transactions:
Conversion of preferred stock into common stock	$6,750	998	731
Allocation of equity proceeds to warrants	$559,261	1,742,703	-
Allocation of equity proceeds to stock rights	$142,854	775,062	-
Allocation of preferred stock proceeds to beneficial conversion feature	$135,701	790,507	-
Issuance of common stock for dividend payments on preferred stock	$40,286	56,583	118,617
Dividends accrued on preferred stock	$9,502	6,335	14,500
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	137	85,893

Fair value of equity interests issued:			20,709,047

Noncash Assets acquired:
Accounts Receivable			43,133
Prepaid Expenses			19,542
Equipment			234,000
Acquired Research and Development			9,800,000
Goodwill			13,902,917
			23,999,592

Liabilities assumed:
Accounts Payable			409,117
Accrued Payroll			74,525
Accrued Expenses			161,565
Deferred Tax Liability			3,920,000
			4,565,207

Cash acquired in acquisition of Fabrus, Inc.			1,274,662

See Notes to Consolidated Financial Statements

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Principal Business Activity:

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

On May 16, 2014, the Company acquired all of the equity interest in Fabrus. Pursuant to the terms of the Merger Agreement, at the effective time of the merger, a subsidiary of the Company merged with and into Fabrus, with Fabrus surviving the merger as a wholly-owned subsidiary of the Company. See note 3 for additional information.

Liquidity

The financial statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence. The Company has not generated substantial revenues and has not yet achieved profitable operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of the Company’s products will require significant additional financing. The Company’s accumulated deficit at June 30, 2016 totaled $115,630,059, and management expects to incur substantial and increasing losses in future periods. The success of the Company is subject to certain risks and uncertainties, including among others, uncertainty of product development; competition in the Company’s field of use; uncertainty of capital availability; uncertainty in the Company’s ability to enter into agreements with collaborative partners; dependence on third parties; and dependence on key personnel. The Company has not generated positive cash flows from operations, and there are no assurances that the Company will be successful in obtaining an adequate level of financing for the development and commercialization of its planned products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company does not have adequate cash on hand to cover its anticipated expenses past the next 12 months. If the Company fails to raise a significant amount of capital or enter into a strategic transaction, it may need to significantly curtail operations, cease operations or seek federal bankruptcy protection in the near future. These conditions raise substantial doubt about its ability to continue as a going concern. Consequently, the audit report prepared by the Company’s independent public accounting firm relating to its financial statements for the year ended June 30, 2016 includes a going concern explanatory paragraph.

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30, 2016, the Company had cash and cash equivalents in the amount of $810,808, which consisted of checking accounts and money market funds. The Company estimates that the Company’s cash and cash equivalents will cover the Company’s expenses at least through October 2016. In order to provide the Company with the cash resources necessary to fund operations, the Company will continue efforts to raise additional capital through a private or public equity placement or strategic transaction in the near future.

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

Management Estimates and Judgments

Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. In preparing these financial statements, management used significant estimates in the following areas, among others: stock-based compensation expense, warrant and stock rights liabilities, the determination of the fair value of equity transactions and stock-based awards, the accounting for research and development costs, the accounting for goodwill and impairment and accrued expenses.

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Identifiable assets acquired and liabilities assumed are recorded at their acquisition date fair values. Goodwill represents the excess of the purchase price over the fair value of identifiable assets and liabilities acquired as a result of the business combination. Acquisition-related costs, which in 2014 amounted to $544,978 including advisory, legal, accounting, valuation and other costs, are expensed in the periods in which the costs are incurred.

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

The Level 3 financial instruments consist of common stock warrants with an exercise reset feature and common stock with embedded anti-dilutive features (“Rights”). The fair value of these warrants and Rights are estimated using a Monte Carlo valuation model. The unobservable input used by the Company was the estimation of the likelihood of a reset occurring on the warrants and the anti-dilutive Rights. These estimates of the likelihood of completing an equity raise that would meet the criteria to trigger the reset provisions and anti-dilutive Rights are based on numerous factors, including the remaining term of the financial instruments and the Company’s overall financial condition. (See note 8).

The carrying value of prepaid expenses, accounts payable and accrued expenses reported in the consolidated balance sheets equal or approximate fair value due to their short maturities.

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash. The Company maintains cash balances at financial institutions, which at times, exceed federally insured limits. At June 30, 2016 and 2015, the Company’s cash amount on deposit was in excess of FDIC insurance limits. The Company has not recognized any losses from credit risks on such accounts since inception. The Company believes it is not exposed to significant credit risk on cash.

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

The first step compares a reporting unit’s fair value to its carrying amount to identify potential goodwill impairment. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the second step of the impairment test must be completed to measure the amount of the reporting unit’s goodwill impairment loss, if any. Step two requires an assignment of the reporting unit’s fair value to the reporting unit’s assets and liabilities to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared with the carrying amount of the reporting unit’s goodwill to determine the goodwill impairment loss to be recognized, if any. For the fiscal year ended June 30, 2016, the Company determined that there was impairment to goodwill. (See Note 6)

Intangible assets include in-process research and development (IPR&D) of pharmaceutical product candidates. IPR&D are considered indefinite-lived intangible assets and are assessed for impairment annually or more frequently if impairment indicators exist. If the associated research and development effort is abandoned, the related assets will be written-off and the Company will record a non-cash impairment loss on the Company’s consolidated statement of operations. For those compounds that reach commercialization, the IPR&D assets will be amortized over their estimated useful lives. For the fiscal year ended June 30, 2016, the Company determined that there was impairment to IPR&D. (See Note 6)

Impairment of Long-lived Assets

The Company assesses the impairment in value of intangible assets whenever events or circumstances indicate that their carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include the following:

•	significant negative industry trends;
•	significant underutilization of the assets;

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

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

For all periods presented, basic and diluted loss per share are the same, as any additional Common Stock equivalents would be anti-dilutive. Potentially dilutive shares of Common Stock have been excluded from the calculation of the weighted average number of dilutive shares of Common Stock as follows:

	June 30,
	2016	2015
Common Stock to be issued upon conversion of convertible preferred stock - Series A	506,666	506,666
Common Stock to be issued upon conversion of convertible preferred stock - Series C	2,350,040	2,358,370
Outstanding warrants	8,698,580	7,332,776
Outstanding options	1,917,238	1,626,919

Total potentially dilutive shares of Common Stock	13,472,524	11,824,731

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of June 30, 2016, the Company’s tax years prior to June 30, 2013 are no longer subject to examination by the tax authorities. The Company is not currently under examination by any U.S. federal or state jurisdictions. As of June 30, 2016 and 2015, the Company does not have any significant uncertain tax positions.

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock-based Compensation

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

The following table sets forth the total stock-based compensation expense and issuance of Common Stock for services included in the consolidated statements of operations for the fiscal years ended June 30, 2016, 2015 and 2014.

	Fiscal Year Ended June 30,
	2016	2015	2014
General and administrative	$130,186	$401,411	$1,185,118
Research and development	26,492	79,270	112,106

Total	$156,678	$480,681	$1,297,224

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company estimated the fair value of each option grant throughout the year using the Black-Scholes option-pricing model using the following assumptions:

Fiscal Year Ended June 30,
	2016	2015	2014
Risk-free interest rate (1)	.00% - 2.15%	0.02%-2.32%	1.6 - 2.7%
Expected volatility	69%-146%	95%-153%	85%-99%
Dividend yield	None	None	None
Expected life (in years) (2)	.08 - 8.4	0.63 - 10.0	5.0 - 10.0

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

Recent Accounting Pronouncements Applicable to the Company

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

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

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

The following represents the Company’s pro-forma Consolidated Statements of Income as if Fabrus had been included in the Company’s consolidated results on July 1, 2014:

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Year Ended
June 30, 2014
(unaudited)

Total revenue	$182,229

Net loss	$(11,017,792)

Loss applicable to common shares	$(5,646,989)

Basis and diluted net loss per common share	$(1.36)

4.	Fair Value Measurements:

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2016 and 2015:

	Carrying	Fair Value Measurement at June 30, 2016
	Value	Level 1	Level 2	Level 3

Cash and cash equivalents	$810,808	$810,808	$-	$-

Warrant and Stock Right Liabilities	$956,575	$-	$-	$956,575

	Carrying	Fair Value Measurement at June 30, 2015
	Value	Level 1	Level 2	Level 3

Cash and cash equivalents	$3,334,626	$3,334,626	$-	$-

Warrant and Stock Right Liabilities	$2,502,047	$-	$-	$2,502,047

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments:

Fiscal Year ended June 30,	2016	2015

Beginning Balance	$2,502,047	$-
Issuance of common stock warrants	559,261	1,742,703
Recognition of stock right	142,854	775,062
Change in fair value of warrant liabilities, net	(1,993,560)	(3,313)
Change in fair value of stock right, net	(254,027)	(12,405)
Ending Balance	$956,575	$2,502,047

See Note 9 for additional information.

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Equipment, Furniture and Fixtures:

Equipment, Furniture and Fixtures consist of the following:

	June 30,
	2016	2015

Laboratory Equipment	$310,523	$310,523
Office Equipment	21,680	21,681
Leasehold Improvements	10,236	10,236
Furniture and fixtures	6,920	6,920
	$349,359	$349,360
Less—Accumulated depreciation	(256,805)	(163,412)
	$92,554	$185,948

Depreciation expense aggregated $93,394, $152,097 and $18,275 for the fiscal years ended June 30, 2016, 2015, and 2014, respectively.

6.	Intangible assets:

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

As a result of the further decrease in the market value of the Company, the Company determined that there was a triggering event that required the Company to review if there had been an impairment to the Acquired Research and Development and Goodwill as of December 31, 2015. The Company first evaluated the Acquired Research and Development for impairment by reviewing the assumptions utilized in establishing the value allocated to the Acquired Research and Development. Based on the evaluation, the Company determined that no impairment exists. The Company then evaluated its Goodwill. The Company’s evaluation used its market capitalization plus a control premium (which is considered a level 2 input in the fair value hierarchy) in determining the amount of the impairment. The Company concluded that there was an impairment based on the significant change in the Company’s market value during the period. As a result of this evaluation, the Company determined that the Goodwill was impaired and recorded an impairment charge in the amount of $2,800,000 at December 31, 2015.

For the quarter ended March 31, 2016, as a result of the significant further decrease in the market value of the Company, the Company determined that there was a triggering event that required the Company to review if there had been an impairment to the Acquired Research and Development and Goodwill. For the Acquired Research and Development the Company updated the discounted cash flow analysis and reviewed the input assumptions which were the basis for the valuation performed as of May 14, 2014 (Date of Acquisition). Updates were made to the inputs based upon industry knowledge and management experience which affected future revenue streams, timing and probabilities. Based on the evaluation, the Company determined that an impairment existed. In addition, due to the significant drop in market value which the company experienced in the period, the company evaluated the market for the Acquired Research & Development. As a result of this evaluation, the Company determined that the intangible was impaired and market value would approximate $8.8 million. The Company determined that the market value analysis was a better indicator of value and recorded an impairment charge in the amount of $1,000,000 at March 31, 2016. The Company then evaluated its Goodwill. The Company’s evaluation used its market capitalization plus a control premium (which is considered a level 2 input in the fair value hierarchy) in determining the amount of the impairment. The Company concluded that there was an impairment based on the significant change in the Company’s market value during the period. As a result of this evaluation, the Company determined that the Goodwill was impaired and recorded an impairment charge in the amount of $2,981,000 at March 31, 2016.

As of June 30, 2016 the Company performed a review to determine if there was impairment to the Acquired Research and Development as of that date. The Company first evaluated the Acquired Research and Development for impairment by reviewing the assumptions utilized in establishing the value allocated to the Acquired Research and Development which had been updated from the previous quarter. Based on the evaluation, the Company determined that an impairment existed. The Company measured the enterprise value for purposes of the Step 2 measurement of Intangibles. The Company concluded that there was an impairment based on the significant change in the Company’s market value during the period. As a result of this evaluation, the Company determined that there was an additional impairment to the Acquired Research and Development as of June 30, 2016 in the amount of $700,000 beyond what had been previously recorded.

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the fiscal year ended June 30, 2014 in order to reduce the Company’s cost of patent prosecution and maintenance, the Company reviewed the Company’s patent portfolio and identified several patents and patent applications that the Company believed it no longer needed to maintain without having a material impact on its patent portfolio. Accordingly, during the fiscal year ended June 30, 2014 the Company wrote off patent costs in the net amount of $330,190.

As of June 30, 2014, the Company determined that carrying value of its agricultural patents and patent applications was impaired. Accordingly, the Company recorded an impairment of the full carrying value of its agricultural patents in the amount of $1,350,591.

Amortization expense amounted to $24,977 and $331,381 for the fiscal years ended June 30, 2015 and 2014, respectively.

During the fiscal years ended June 30, 2016 and 2015, the Company incurred $421,287 and $219,270, respectively, of legal fees related to the prosecution of patent costs.

7.	Accrued Expenses:

Accrued expenses were comprised of the following:

	June 30,
	2016	2015

Accrued research	$66,409	$48,909
Accrued payroll	74,240	135,497
Accrued dividends payable	9,502	6,335
Accrued other	106,225	217,964
	$256,376	$408,705

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Stockholders’ Equity:

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

During the fiscal years ended June 30, 2016, 2015 and 2014, a total of 108,576, 59,500, and 17,524 shares of common stock with a fair value of $40,286, $56,583 and $67,541 were issued in connection with the payment of dividends on the Series A Convertible Preferred Stock. The adjustments were recorded as an increase to both additional paid-in capital and accumulated deficit.

The shares of Series A Convertible Preferred Stock were convertible into shares of Common Stock at an initial conversion price of $32.00 per share and are convertible at any time. The conversion price is subject to adjustment if the Company sells or grants any Common Stock or Common Stock equivalents, subject to certain exclusions, at an effective price per share that is lower than the conversion price of the Series A Convertible Preferred Stock. As a result of multiple issuances of shares of common stock, as of June 30, 2016, the initial conversion prices have been adjusted from $32.00 per share to $0.75 per share.

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

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Public Placements of Series C Preferred Stock, Common Stock and Warrants

In May, June and July, 2015, the Company sold units of its securities (the “Units”) with each Unit consisting of one share of the Company’s common stock or, at the election of the Investor, shares of the Company’s newly designated 0% Series C Convertible Preferred Stock (the “Series C Preferred Stock”) and a warrant to purchase one half of one share of Common Stock at an exercise price of $1.50 per share (the “Warrants”). Each Unit was sold for $0.75 per Unit. For the fiscal year ended June 30, 2015, there was Common Stock issued in aggregate of 4,746,952 Units consisting of Common Stock and 2,358,370 Units consisting of 235,837 shares of Series C Preferred Stock, which are convertible into 2,358,370 shares of Common Stock and 3,552,640 warrants for gross proceeds of $5,328,966. Offering costs totaled $501,397. For the fiscal year ended June 30, 2016 there was Common Stock issued in aggregate of 1,626,663 Units consisting of Common Stock and 666,667 Units consisting of 66,667 shares of Series C Preferred Stock, which are convertible into 666,667 shares of Common Stock and 813,332 warrants for gross proceeds of $1,219,997. Offering costs totaled $67,600.

On the final closing date July 27, 2015 the Placement Agent was issued 555,552 warrants to purchase one half of one share of Common Stock at an exercise price of $0.75 per share (“Placement Agent Warrants”)

The Warrants are entitled to be exercised at any time on or after the issuance date and on or prior to the close of business on the thirty month anniversary of their issuance. The initial exercise price per share of the Common Stock under the Warrants and the Placement Agent Warrants shall be $1.50 and $0.75, respectively, subject to adjustment. In accordance with the terms of the warrant agreement, for a period beginning on the final closing date (July 27, 2015) and ending on the date that is the earlier of 18 months from the final closing date and (ii) the date the Company’s Common Stock is listed for trading on a national securities exchange, subject to certain restrictions as outlined in the agreement, if the Company issues any Common Stock or common stock equivalents, for a consideration less than the exercise price, the exercise price shall be reduced to such other lower price for then outstanding warrants.

The Company first allocated the proceeds from the offering to the Warrants based upon the fair value of the Warrant which amounted to $1,742,703 and $559,261 for the year ended June 30, 2015 and 2016, respectively. This type of down round protection requires the Warrants to be accounted for as a liability at fair value as of the date of issuance with the changes in the fair value of the Warrant liability be recorded in operations at the end of each reporting period. For the fiscal years ended June 30, 2015 and June 30, 2016, the Company recorded a credit to operations amounting to $3,313 and $1,993,560 as a result of the mark to market adjustment related to the change in fair value of the Warrant liability.

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The assumptions used to value the warrants at the date of issuance and June 30, 2015 and June 30, 2016 are as follows:

	May/June 2015 Issuance	June 30, 2015	July 2015 Issuance	June 30, 2016
Estimated life in years	2.5	2.4	2.5	1.4 - 1.5
Risk-free interest rate (1)	0.73%	0.73%	0.91%	0.64%
Volatility	115.20%	115.20%	108.60%	110.90%
Dividend paid	None	None	None	None

(1) Represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the warrant term.

In connection with the purchase of Units, for a period beginning on the final closing date July 27, 2015 and ending on the date that is the earlier of 18 months from the final closing date and the date the Company’s Common Stock is listed for trading on a national securities exchange, subject to certain restrictions as outlined in the agreement, if at any time the Company shall issue any Common Stock or securities convertible into or exercisable for shares of Common Stock (or modify any of the foregoing which may be outstanding) at a price per share or conversion or exercise price per share which shall be less than $0.75 per share, without consent of the lead investors then the Company shall issue the subscriber such number of additional Units to reflect such lower price for the Units such that the subscriber shall hold such number of Units, in total, had subscriber paid a per Unit price equal to the lower price issuance. Common Stock issued or issuable by the Company for no consideration or for consideration that cannot be determined at the time of issue will be deemed issuable or to have been issued for $0.01 per share of Common Stock (“Favored Nations Right” or “Rights”). Notwithstanding the foregoing, any subscriber who elected to receive Units consisting of shares of Series C Preferred Stock and Warrants shall have the right to receive such additional Warrants as proscribed herein but not additional shares of Series C Preferred Stock and all the rights of the Series C Preferred Stock shall be governed by the certificate of designation. Notwithstanding anything herein or in any other agreement to the contrary, the Company shall only be required to make a single adjustment with respect to any individual lower price issuance, regardless of the existence of multiple basis therefore. The Company concluded that in accordance with ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity, that the down round protection described above meets the definition of a free standing financial instrument and must be recorded as a liability at fair value with the changes in the fair value of the right liability recorded in operations at the end of each reporting period. The Company allocated the proceeds from the offering to the rights based upon the fair value of the rights which amounted to $775,062 and $142,854 for the fiscal years ended June 30, 2015 and 2016. The Company recorded a credit to operations amounting to $12,405 and $254,027 for the fiscal years ended June 30, 2015 and 2016 as a result of the mark to market adjustment related to the change in fair value of the rights liability.

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the right is estimated using a Monte Carlo model. The unobservable input used by the Company was the estimation of the likelihood of a reset occurring on the Warrants and the anti-dilutive Rights. These estimates of the likelihood of completing an equity raise that would meet the criteria to trigger the reset provisions and anti-dilutive Rights are based on numerous factors, including the remaining term of the financial instruments and the Company’s overall financial condition

In connection with allocation of the gross proceeds to the issuance of the Series C Preferred Stock, the Company determined that the Series C Preferred Stock’s conversion feature was considered to be beneficial. A beneficial conversion feature requires the Company to record a deemed dividend for a non-detachable conversion feature that is in the money at the issuance date. As a result, the Company recorded a deemed dividend amounting to $790,507 and $135,701 as of the issuance date of the Series C Preferred Stock for the fiscal years ended June 30, 2015 and 2016, respectively.

In accordance with the Registration Rights Agreement, entered into by the Company and the subscribers of Units, the Company was required to file a registration statement covering the registrable security for an offering to be made on a continuous basis pursuant to Rule 415 within 45 days from the final closing, and to be declared effected no later than 120 days from the final closing date. The agreement included a penalty of 1% per month of the investor’s investment, payable in cash, for every 30 day period up to a maximum of 6% for failure to comply with the terms of the agreement.

In addition, the Company would take all commercially reasonable action necessary to continue the listing or quotation and trading of its Common Stock on a principal market for as long as any subscriber holds securities, and would comply in all material respects with the Company’s reporting, filing and other obligations under the bylaws or rules of the principal market at least until five years after the closing date. In the event the listing is not continuously maintained for five years after the closing date, on each monthly anniversary of each such listing default date until the applicable listing default is cured, the Company would pay to each subscriber an amount in cash, as partial liquidated damages equal to 1% of the subscriber’s amounts invested held as of each such date.

The Company is negotiating with the subscribers of the offering regarding a waiver of the penalties for filing of a registration statement and continued listing.

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

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants

Warrant activity is summarized as follows:

		Weighted
	Aggregate	Average	Exercise Price
	Number	Exercise Price	Range
Outstanding, June 30, 2013	283,156	36.06	$ 1.00 - $ 345.00
Granted	8,978,481	141.84	2.00 - 4.00
Exercised	(2,023,658)	3.84	52.00 - 315.00
Cancelled	-	-	-
Expired	(205)	308.78	60.00 - 315.00
Outstanding, June 30, 2014	7,237,774	$4.77	$ 1.00 - $ 345.00
Granted	3,552,639	1.50	1.50
Exercised	-	-	-
Cancelled	-	-	-
Expired	(3,457,637)	4.84	$ 3.00 - $ 345.00
Outstanding, June 30, 2015	7,332,776	$3.15	$ 1.00 - $ 140.00
Granted	1,368,854	$1.20	$ 0.75- $ 1.50
Exercised	-	-	-
Cancelled	-	-	-
Expired	(3,050)	33.77	$ 32.00 - $ 140.00
Outstanding, June 30, 2016	8,698,580	2.83	$ 0.75- $ 108.00

Warrants as liabilities at June 30, 2014	-	-
Warrants as liabilities at June 30, 2015 (1)	3,552,639	$1.50
Warrants as liabilities at June 30, 2016 (1)	4,921,493	$1.42

(1) Exercise price subject to reset as discussed in Public Placements of Serice C Preferred Stock section.

As of June 30, 2016, all of the above warrants are exercisable expiring at various dates through 2020. At June 30, 2016, the weighted-average exercise price on the above warrants was $2.83.

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

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Stock-Based Compensation

In December 2008, the Company adopted the 2008 Incentive Compensation Plan (the "2008 Plan"), which provides for the grant of stock options, stock grants and stock purchase rights to certain designated employees and certain other persons performing services for the Company, as designated by the board of directors. Pursuant to the 2008 Plan, as amended and automatically increased as discussed below, an aggregate of 5,938,700 shares of Common Stock has been reserved for issuance. Additionally, on January 1 of each calendar year beginning with the calendar year 2015, the share reserve will automatically increase by 5% of the fully-diluted equity outstanding on the immediately preceding December 31, up to an annual maximum of 1,500,000 shares of common stock; provided, that the aggregate number of shares subject to outstanding awards will not exceed 25% of the fully-diluted equity outstanding. The 2008 Plan is intended to serve as a successor to the Amended and Restated 1998 Stock Incentive Plan (the “1998 Plan”), which terminated in December 2008.

Between February 19, 2009 and February 2, 2015, the Company filed a registration statement and amendments with the SEC to register 4,917,670 shares of Common Stock underlying the 2008 Plan. The registration statement and amendments were deemed effective upon filing.

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

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option activity under the 2008 Plan and 1998 Plan is summarized as follows:

		Weighted
	Aggregate	Average	Exercise Price
	Number	Exercise Price	Range
Outstanding, June 30, 2013	231,748	50.00	4.00 – 345.00
Granted	778,480	2.94	2.65 - 5.40
Exercised	-	-	-
Cancelled	(27,788)	16.50	16.50
Expired	(3,136)	229.65	52.00 - 315.00
Outstanding, June 30, 2014	979,304	$9.49	$ 2.65 - $ 345.00
Granted	1,203,676	0.73	$ 0.54 - $ 0.83
Exercised	-		-
Cancelled	(552,471)	3.41	$0.83 - $ 140.00
Expired	(3,590)	289.09	$ 43.00 - $ 345.00
Outstanding, June 30, 2015	1,626,919	$4.45	$ 0.54 - $ 140.00
Granted	485,682	$0.31	$ 0.22 - $ 0.50
Exercised	-
Cancelled	(151,588)	3.99	$ 0.83 - $ 140.00
Expired	(43,775)	11.02	$ 0.83 - $ 140.00
Outstanding, June 30, 2016	1,917,238	$3.29	$ 0.22 - $ 140.00

Options exercisable at June 30, 2014	428,286	$17.48
Options exercisable at June 30, 2015	1,228,739	$5.53
Options exercisable at June 30, 2016	1,841,728	$3.38

Non-vested stock option activity under the Plan is summarized as follows:

		Weighted-average
	Number of	Grant-Date
	Options	Fair Value
Non-vested stock options at June 30, 2015	398,180	$0.81
Granted	485,682	0.31
Vested	(656,639)	0.40
Forfeited / Cancelled	(151,713)	1.01
Non-vested stock options at June 30, 2016	75,510	$0.76

As of June 30, 2016, the aggregate intrinsic value of stock options outstanding was $0, with a weighted-average remaining term of 6.59 years. The aggregate intrinsic value of stock options exercisable at that same date was $0, with a weighted-average remaining term of 6.52 years. As of June 30, 2016, the Company has 4,020,462 shares available for future stock option grants.

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2016 total estimated compensation expense not yet recognized related to stock option grants amounted to $51,183, which will be recognized over the next 36 months.

10.	Income Taxes:

Since the Company has recurring losses and a valuation allowance against deferred tax assets, there is no tax expense (benefit) for all periods presented.

The Company files a consolidated federal income tax return. The subsidiary files separate state and local income tax returns.

As of June 30, 2016, the Company had federal net operating loss (“NOL”) carry forwards of $72,795,000 and state NOL carry forwards of approximately $23,057,000, which are available to reduce future taxable income. The federal NOL carry forwards will begin to expire in 2019. The state NOL carry forwards will begin to expire at various dates starting in 2031.  The NOL carry forwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL carry forwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state tax provisions. This could limit the amount of NOLs that the Company can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, will be determined based on the value of the Company immediately prior to the ownership change. As of June 30, 2016, The Company has not performed such an analysis. Subsequent ownership changes may further affect the limitation in future years.

The Company's reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. The Company recognized no material adjustment for unrecognized income tax benefits. Through June 30, 2016, the Company had no unrecognized tax benefits or related interest and penalties accrued.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a full valuation allowance against its deferred tax assets at June 30, 2016 and 2015, respectively, because the Company's management has determined that is it more likely than not that these assets will not be fully realized. The valuation allowance decreased by $2,590,000 and increased by $4,261,000 during the years ended June 30, 2016 and 2015, respectively.

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		June 30,
	2016	2015	2014
Federal income tax provision at statutory rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(3.5)%	(3.2)%	(5.4)%
Change in State Rate	28.7%	-%	-%
Deferred Tax Adjustment	17.1%	-%	-%
Goodwill Impairment	22.0%	15.3%	-%
Permanent items	(8.4)%	0.4%	3.1%
Research and development credits	(0.7)%	(3.0)%	-%
Change in valuation allowance	(28.8)%	24.5%	36.3%
Actual income tax provision (benefit) effective tax rate	(7.6)%	-%	-%

The principal components of deferred income tax assets consist of the following:

	June 30,
	2016	2015	2014
Deferred Tax Assets:
Net operating loss carryforwards	$26,096,000	$27,224,000	$23,719,000
Stock-based compensation	1,386,000	2,843,000	2,721,000
Other	1,281,000	1,285,000	651,000
Deferred tax assets	28,763,000	31,352,000	27,091,000
Deferred Tax Liabilities:
Indefinite-lived intangibles	(3,240,000)	(3,920,000)	(3,920,000)
Deferred tax liabilities	(3,240,000)	(3,920,000)	(3,920,000)
Less: valuation allowance	(28,763,000)	(31,352,000)	(27,091,000)
Net deferred tax asset / (liability)	$(3,240,000)	$(3,920,000)	$(3,920,000)

The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2016 and 2015, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company's Statements of Operations and Comprehensive Loss.

The Company files income tax returns in the United States, and various state jurisdictions. The federal and state income tax returns are generally subject to tax examinations for the tax years ended June 30, 2013 through June 30, 2016. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period.

11.	Commitments:

On November 19, 2014, the Company executed a sublease agreement dated October 8, 2014 effective as of October 20, 2014, relating to the rental of approximately 10,571 square feet of office and laboratory space located in San Diego, California. The term of the Sublease Agreement will begin on the Effective Date and will continue through October 31, 2016. The Sublease Agreement provides for monthly base rental payments of $22,728 per month, payable in advance on the first day of each month. Payments will increase by 3% on each anniversary of the Effective Date of the Sublease Agreement. Future minimum rental payments under this noncancelable operating leases at June 30, 2016 are $94,342 for fiscal year 2017.

12.	Subsequent Events:

The Company has evaluated for any subsequent events through the date of the financial statements and has determined that no significant subsequent events have occurred.

