Form 10-K/A
period 2016-06-30
Sevion Therapeutics, Inc.
filed 2016-10-28
CIK 1035354

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ___________ to _____________

Commission file number: 001-31326

SEVION THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1368850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10210 Campus Point Dr., Suite 150, San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)

(858) 909-0749
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

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

Large accelerated filer ☐     Accelerated filer ☐

Non-accelerated filer ☐       Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of December 31, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $6,807,255, based on the closing sales price as reported on the OTCQB Marketplace on that date.

The number of shares outstanding of each of the registrant's classes of common stock, as of October 24, 2016:

Class	Number of Shares

Common Stock, $0.01 par value	20,636,847
Preferred Stock, $0.01 par value	235,384

Explanatory Note

We are filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) of Sevion Therapeutics, Inc. to amend our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, filed on October 13, 2016 (the “Original Form 10-K”, and together with the Amendment, the “Form 10-K”), to include the information required by Part III of the Form 10-K as we no longer anticipate filing our proxy statement for the 2017 annual meeting within 120 days of June 30, 2016. With the exception of the inclusion of the information required by Part III, no information contained in the Original Form 10-K has been changed. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table identifies our current directors and executive officers as of October 24, 2016:

Name	Age	Capacities in Which Served	In Current Position Since
Executive Officers:
David Rector (1)	69	Chief Executive Officer and Director	January 2015
Vaughn Smider, M.D., Ph.D. (2)	46	Chief Scientific Officer and Director	May 2014
Miguel A. de los Rios, Ph.D. (3)	42	Vice President of Research and Development	May 2014
James Graziano, Ph.D.(4)	49	Chief Technology Officer	May 2014
James Schmidt (5)	56	Chief Financial Officer	May 2015
Directors:
John N. Braca* (6)	58	Director	October 2003
Phillip Frost, M.D. (7) **	80	Director	May 2014
Steven Rubin* (8)	56	Director	May 2014

*	Member of the Audit Committee and the Compensation Committee
**	Member of the Nominating and Corporate Governance Committee

(1)	Mr. Rector has been our Chief Executive Officer since January 2015 and our director since February 2002. As of July 2015, Mr. Rector also serves as a director of Majesco Entertainment Inc. and as of May 2015, as a director of SciVac Therapeutics, Inc. Since 1985, Mr. Rector has been the Principal of The David Stephen Group, which provides enterprise consulting services to emerging and developing companies in a variety of industries. Mr. Rector served as a director and member of the compensation and audit committee of the Dallas Gold and Silver Exchange Companies Inc. (formerly Superior Galleries, Inc.) from May 2004 to September 2015. Since January 2014 through January 2015, Mr. Rector served on the board of directors of MV Portfolios, Inc. (formerly California Gold Corp.) From November 2012 through January 2014, Mr. Rector has served as the CEO and President of Valor Gold. Since February 2012 through January 2013, Mr. Rector has served as the VP Finance & Administration of Pershing Gold Corp. From May 2011 through February 2012, Mr. Rector served as the President of Sagebrush Gold, Ltd. From October 2009 through August 2011, Mr. Rector had served as President and CEO of Li3 Energy, Inc. From July 2009 through May 2011, Mr. Rector had served as President and CEO of Nevada Gold Holdings, Inc. From September 2008 through November 2010, Mr. Rector served as President and CEO Universal Gold Mining Corp. Since October 2007 through February 2013, Mr. Rector has served as President and CEO of Standard Drilling, Inc. From May 2004 through December 2006, Mr. Rector had served in senior management positions with Nanoscience Technologies, Inc., a development stage company engaged in the development of DNA Nanotechnology. From 1983 until 1985, Mr. Rector served as President and General Manager of Sunset Designs, Inc., a domestic and international manufacturer and marketer of consumer product craft kits, and a wholly-owned subsidiary of Reckitt & Coleman N.A. From 1980 until 1983, Mr. Rector served as the Director of Marketing of Sunset Designs. From 1971 until 1980, Mr. Rector served in progressive roles in the financial and product marketing departments of Crown Zellerbach Corporation, a multi-billion dollar pulp and paper industry corporation. Mr. Rector received a Bachelor of Science degree in Business/Finance from Murray State University in 1969.

(2)	Dr. Smider has been our Chief Scientific Officer and director since May 2014. From January 2007 through May 2014, Dr. Smider was the founder and President of Fabrus, Inc., which became a wholly-owned subsidiary of Sevion in May 2014. Since 2005, Dr. Smider has been a faculty member at The Scripps Research Institute, where he has directed protein engineering research. From 2001 through 2005, Dr. Smider was Chief Scientific Officer at Integrigen, Inc. Dr. Smider is on the Leadership Council for The American Cancer Society in San Diego and is a founder and board member of The Elizabeth Smider Foundation. Dr. Smider received his M.D. and Ph.D. degrees from Stanford University School of Medicine.

(3)	Dr. de los Rios has been our Vice President, Research and Development since May 2014 and was previously the Vice President of Research and Development of Fabrus, Inc., which became a wholly-owned subsidiary of Sevion in May 2014. Prior to Fabrus, he founded Chimeros, Inc., a venture-backed biologics therapeutic company, in 2003. At Chimeros, he served as both the Chief Executive Officer as well as the Chief Scientific Officer from 2003 through 2011, and was the inventor of Chimeros core technologies. Dr. de los Rios received his Ph.D. in Biophysical Chemistry from the University of California, Santa Barbara. Dr. de los Rios currently advises several start-up biotechnology companies.

(4)	Dr. Graziano has been our Chief Technology Officer since May 2014 and was previously the Chief Operating Officer of Fabrus, Inc., which became a wholly-owned subsidiary of Sevion in May 2014, since its founding in 2007. Prior to Fabrus, Dr. Graziano was a Staff Scientist at Kythera Biopharmaceuticals, Inc. managing sponsored preclinical research activities from 2006 to 2007. Dr Graziano received his Ph.D. in Macromolecular and Cellular Structure and Chemistry from The Scripps Research Institute in 2006 and concurrently served as a Graduate Fellow in the Protein Sciences group at the Genomics Institute of the Novartis Research Foundation. He received his Bachelor of Arts degree in Molecular and Cellular Biology from the University of California at Berkeley. Before completing his academic studies, Dr. Graziano served in the US Navy as a qualified Naval Nuclear Power Plant Mechanical Operations Supervisor.

(5)	Mr. Schmidt has been our Chief Financial Officer since May 2015. Prior to Mr. Schmidt’s engagement by the Company, he was providing independent financial consulting services to start-up and growing companies. He formerly served as the Vice President, Finance and Administration of Receptos, Inc. from 2009 to 2013. From 2007 to 2009, he served as Senior Director of Finance and Operations for Apoptos, Inc. which was acquired by Receptos, Inc. in May 2009. He was formerly Senior Director of Finance and Operations at Conforma Therapeutics from 2001 until its acquisition by Biogen Idec in 2006 where he assisted in the transition and integration of the companies. Prior to that, from 1986 to 2001 Mr. Schmidt served in various financial and operational roles including Chief Financial Officer for Kent SeaTech Corporation, Controller for Medical Imaging Centers of America, Inc., MCA, Inc./MCA Concerts, Inc. and Manager of Accounting—Retirement Inns of America, Inc. He started his career with Coopers & Lybrand and received his B.S. in Accounting and Corporate Finance from Drake University in Des Moines, Iowa.

(6)	Mr. Braca has been our director since October 2003. Mr. Braca has also served as a director and board observer for other healthcare, technology and biotechnology companies over the course of his career. Since April 2013, Mr. Braca has been the President and sole proprietor of JNB Consulting, which provides strategic business development counsel to biotechnology companies. From August 2010 through April 2013, Mr. Braca had been the executive director controller for Iroko Pharmaceuticals, a privately-held global pharmaceutical company based in Philadelphia. From April 2006 through July 2010, Mr. Braca was the managing director of Fountainhead Venture Group, a healthcare information technology venture fund based in the Philadelphia area, and has been working with both investors and developing companies to establish exit and business development opportunities. From May 2005 through March 2006, Mr. Braca was a consultant and advisor to GlaxoSmithKline management in their research operations. From 1997 to April 2005, Mr. Braca was a general partner and director of business investments for S.R. One, Limited, or S.R. One, the venture capital subsidiary of GlaxoSmithKline. In addition, from January 2000 to July 2003, Mr. Braca was a general partner of Euclid SR Partners Corporation, an independent venture capital partnership. Prior to joining S.R. One, Mr. Braca held various finance and operating positions of increasing responsibility within several subsidiaries and business units of GlaxoSmithKline. Mr. Braca is a licensed Certified Public Accountant in the state of Pennsylvania and is affiliated with the American Institute of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants. Mr. Braca received a Bachelor of Science in Accounting from Villanova University and a Master of Business Administration in Marketing from Saint Joseph’s University.

(7)	Dr. Frost has been our director since May 2014. Dr. Frost has been the Chief Executive Officer and Chairman of OPKO Health, Inc. since March 2007. Dr. Frost was named Chairman of the Board of Teva Pharmaceutical Industries, Ltd, in March 2010 and had previously been Vice Chairman since January 2006, when Teva acquired IVAX Corporation. Dr. Frost had served as Chairman of the Board and Chief Executive Officer of IVAX since 1987. Dr. Frost was Chairman of the Department of Dermatology at Mt. Sinai Medical Center of Greater Miami, Miami Beach, Florida from 1972 to 1990. Dr. Frost was Chairman of the Board of Directors of Key Pharmaceuticals, Inc. from 1972 until its acquisition by Schering Plough Corporation in 1986. Dr. Frost was named Chairman of the Board of Ladenburg Thalmann Financial Services, Inc., an investment banking, asset management and securities brokerage firm providing series through its principal operating subsidiary, Ladenburg Thalmann & Co. Inc. in July 2006 and has been a director of Ladenburg Thalmann from 2001 until 2002 and again since 2004. Dr. Frost also serves as a member of the Board of Trustees of the University of Miami and as a Trustee of each of the Miami Jewish Home for the Aged and the Mount Sinai Medical Center. Dr. Frost is also a director of Castle Brands, a developer and marketer of premium brand spirits and Co Crystal Pharma, Inc., a company developing novel antiviral treatments for serious or chronic viral diseases. Dr. Frost received his Bachelor of Arts degree from the University of Pennsylvania and his M.D. degree from the Albert Einstein College of Medicine.

(8)	Mr. Rubin has been our director since May 2014. Since May 2007, Mr. Rubin has been the Executive Vice President – Administration at OPKO Health, Inc. and a director of OPKO since February 2007. Mr. Rubin served as the Senior Vice President, General Counsel and Secretary of IVAX Corporation from August 2001 through September 2006. Mr. Rubin currently serves on the board of directors of SciVac Therapeutics, Inc., a commercial-stage biopharmaceutical which develops, produces and markets biological products for human healthcare in Israel, Cogint, Inc., an information solutions provider focused on the data-fusion market, Kidville, Inc., which operates large upscale facilities catering to newborns through five-year old children and their families and offers a wide range of developmental classes, Non-Invasive Monitoring Systems, Inc., a medical device company, Castle Brands, Inc., a developer and marketer of premium brand spirits, Cocrystal Pharma, Inc., a biotechnology company developing antiviral therapeutics from human diseases, and Neovasc, Inc., a company developing and marketing medical specialty vascular devices. Mr. Rubin received his Bachelor of Arts degree in economics from Tulane University and his J.D. degree from the University of Florida. Mr. Rubin brings extensive leadership, business, and legal experience, as well as tremendous knowledge of our business and the pharmaceutical industry generally, to the Board. He has advised pharmaceutical companies in several aspects of business, regulatory, transactional, and legal affairs for more than 24 years.

None of our current executive officers or directors are related to any other executive officer or to any of our directors. Our executive officers are elected annually by our board and serve until their successors are duly elected and qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires a company’s directors, officers and stockholders who beneficially own more than 10% of any class of equity securities of the company registered pursuant to Section 12 of the Exchange Act, collectively referred to herein as the Reporting Persons, to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to the company’s equity securities with the Securities Exchange Commission (the “SEC”).  All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a).

Based solely on our review of the copies of such forms received by us, we believe that there has been compliance with all Section 16(a) filing requirements applicable to our Reporting Persons during the fiscal year ended June 30, 2016.

Code of Business Ethics and Conduct

On March 17, 2003, our board adopted a Code of Business Ethics and Conduct, or Code of Ethics, which may be found on our website at www.seviontherapeutics.com. The Code of Business Ethics and Conduct applies to the our principal executive officers, principal financial officer, principal accounting officer, and other persons who perform similar functions for Sevion, in addition to our corporate directors and employees.

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

Our Audit Committee is currently comprised of John N. Braca and Steven Rubin. Mr. Braca currently serves as the chairman of the Audit Committee. Although we are not currently subject to audit committee independence requirements, in determining whether our Audit Committee members are independent, we use the definition of independence provided under Section 803 of the NYSE MKT Company Guide. The NYSE MKT currently requires an Audit Committee comprised solely of independent directors. Messrs. Braca and Rubin are “independent” members of our board as defined in Rule 10A-3 under the Exchange Act, and Section 803 of the NYSE MKT Company Guide. In addition, our board of directors has determined that Mr. Braca satisfies the definition of an audit committee “financial expert” as set forth in Item 407(d)(5) of Regulation S-K promulgated by the SEC. Our Audit Committee held four (4) meetings during Fiscal 2016.

Item 11.	Executive Compensation.

Summary Compensation Table

The following table sets forth information concerning compensation for services rendered in all capacities during the fiscal years ended June 30, 2016 and June 30, 2015, if applicable, awarded to, earned by or paid to: (i) all persons that served as our Chief Executive Officer during Fiscal 2016; (ii) our three most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at the end of Fiscal 2016; and (iii) individuals who would qualify under (ii) but for the fact that the individual was not serving as an executive officer at the end of the fiscal year, collectively referred to herein as the named executive officers. No other executive officers who would have otherwise been includable in such table on the basis of total compensation for Fiscal 2016 have been excluded by reason of their termination of employment or change in executive status during that year.

Name and Principal Position	Year (1)	Option Awards ($) (3)	All Other Compensation ($)	Total ($)
David Rector (4)	2016			$150,000
Chief Executive Officer	2015	—	—	$57,419

Vaughn Smider, M.D., Ph.D.	2016	—	—	$164,308
Chief Scientific Officer	2015	$25,495	—	$225,495

James Graziano, Ph.D.*	2016	—	—	$163,288
Chief Technology Officer	2015	$16,997	—	$191,997

Miguel de los Rios Ph.D.	2016	—	—	$155,481
Vice President of Research and Development	2015	$20,548	—	$195,548

(1)	Sevion’s fiscal year ends on June 30.
(2)	Such amount represents actual salary paid, including such amounts deferred in connection with our 401K plan.
(3)	The amounts shown are the grant date fair value of stock options granted to each named executive officer, in accordance with FASB ASC Topic 718 pursuant to the Black-Scholes pricing model. For a discussion of valuation assumptions used in the calculations, see Notes 2 and 9 of Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K filed by the Company with the SEC on October 13, 2016. The grant date fair values used to calculate such compensation costs were not adjusted to take into account any estimated forfeitures.
(4)	Mr. Rector was appointed as the Company’s Interim Chief Executive Officer on January 9, 2015 and is a consultant of the Company.

Narrative Explanation of Certain Aspects of the Summary Compensation Table

Each of our named executive officers is eligible to receive (i) a base salary and (ii) an annual performance bonus payable in cash, stock or a combination at the discretion of the compensation committee of the board of directors, or the Compensation Committee.

Cash Compensation

The base salary for each of our named executive officers for our Fiscal 2016, is listed in the table below:

Name	Fiscal 2016 Base Salary
David Rector	$60,000	(1)
Vaughn Smider, M.D., Ph.D.	$40,000	(2)
James Graziano, Ph.D.	$122,500	(3)
Miguel de los Rios Ph.D.	$87,500	(4)

(1)	From June 30, 2015 through March 22, 2016, base salary was $180,000. Effective March 23, 2016, base salary was decreased to $60,000.
(2)	From June 30, 2015 through March 22, 2016, base salary was $200,000. Effective March 23, 2016, base salary was decreased to $40,000.
(3)	From June 30, 2015 through March 22, 2016, base salary was $175,000. Effective March 23, 2016, base salary was decreased to $122,500.
(4)	From June 30, 2015 through March 22, 2016, base salary was $175,000. Effective March 23, 2016, base salary was decreased to $87,500.

On March 23, 2016, our senior management team recommended to our board of directors that certain executive level salaries be reduced by upwards of 80%, depending on position, to support our goal of cutting expenses and preserving our cash on hand. The salary reductions listed above were a result of such decision.

The Compensation Committee determined, as a result of reviewing several factors, and primarily because of our limited cash resources reserved for research and development activities, that no bonuses were or would be granted for Fiscal 2016.

Equity Compensation

During Fiscal 2016, the Compensation Committee, determined that the performance metrics for the Fiscal 2016 grants had not been fully met. Therefore, a percentage of the options granted in Fiscal 2015 were forfeited as follows:

Name	Original Grant Date	Original Grant	Percentage Forfeited	Options Forfeited	Grant Date Fair Value
Vaughn Smider, M.D., Ph.D.	11/18/2014	42,210	40%	16,884	$15,297
Miguel de los Rios, Ph.D.	11/18/2014	34,020	25%	8,505	$15,411
James Graziano, Ph.D.	11/18/2014	28,140	45%	12,663	$9,348

The grant date fair values used to calculate such compensation costs were not adjusted to take into account the effect of the forfeitures.

Grants of Plan-Based Awards

The Company did not grant any stock awards, option awards or equity incentive plan awards to its named executive officers during the fiscal year ended June 30, 2016.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the equity awards we have made to our named executive officers, which remain outstanding as of June 30, 2016.

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexer- cisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
David Rector

Vaughn Smider, M.D., Ph.D.	11/18/2014	10,289		—	15,037	(1)	$0.83	11/18/2024

James Graziano, Ph.D.	11/18/2014	6,288		—	9,189	(1)	$0.83	11/18/2024

Miguel de los Rios Ph.D.	5/16/2014	103,658	(2)	—	9,424	(2)	$2.65	7/9/2023
	11/18/2014	10,365		—	15,150	(1)	$0.83	11/18/2024

(1)	Such amounts consist of performance based options with the maximum number of option shares in which the optionee may vest to be determined by the Compensation Committee within 90 days following the fiscal year-end based on achievement of performance metrics and shall vest one-quarter on the first anniversary of the date of grant with one-thirty-sixth of the balance vesting each month thereafter with continued service.
(2)	47,114 of the options were exercisable on the date of grant, with one-twenty-eighth of the balance vesting each month thereafter.

Option Exercises and Stock Vested

There were no option exercises and stock vested activity for our named executive officers during the year ended June 30, 2016.

Executive Benefits and Perquisites

In General – The named executive officers are also provided with certain market competitive benefits, described below. It is the Compensation Committee’s belief that such benefits are necessary for us to remain competitive and to attract and retain top caliber executive officers, since such benefits are typically provided by companies in the biotechnology industry and with other companies with which we compete for executive talent.

Retirement Benefits – The named executive officers may participate in our 401(k) plans administered by Sevion and Fabrus, Sevion’s wholly-owned subsidiary

Other Benefits and Perquisites – All administrative employees, including the named executive officers, are eligible to receive standard health, disability, and life insurance. We do not provide any additional benefits and perquisites.

Severance and Change in Control Benefits

Retention Policy

On October 9, 2012, our board of directors approved a Retention Policy for those officers who do not have an employment agreement as of the date of their termination (the “Policy”). Pursuant to the terms and provisions of the Policy, in the event that an officer is terminated or resigns for good reason (as such term is defined in the Policy) in connection with a change of control transaction (as such term is defined in the Policy), such officer will be entitled to receive the following (subject to the limitation discussed below):

(i)       The involuntary termination benefits provided in the officer’s employment agreement, if any, including unpaid compensation and benefits.

(ii)      The full incentive bonus allocated to the officer for the calendar year in which termination occurs, as determined by the Board.

(iii)     A multiple of the officer’s annual base salary: (CEO=2x, CFO=1.5x, VP R&D=1.5x, VP Clinical=1.5x, other officers=1x).

(iv)     Medical coverage with term equal to base salary continuation under the Company’s group health insurance.

(v)     Allowance for all vested options to be exercisable for the remainder of each such vested option’s full remaining exercise period.

(vi)    Immediate vesting of all unvested options granted to the officer.

Notwithstanding the foregoing, if the aggregate compensation set forth in clauses (i), (ii), (iii) and (iv) above to be paid to all officers exceeds 10% of the value of the transaction as determined by the parties (as reflected in a definitive agreement, including the fair market value of any publicly traded securities), or if not reflected in a definitive agreement, then as determined by a qualified, independent third party selected by our board of directors, then the board of directors shall have the discretion to reduce such compensation pro-rata to the extent necessary to consummate the change of control transaction.

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

Executive Compensation Agreements

Consulting Agreement

On January 9, 2015, we entered into a consulting agreement with The David Stephen Group LLC, an entity controlled by David Rector, our interim President and Chief Executive Officer, setting forth Mr. Rector’s monthly compensation amount for the provision of his services as our interim President and Chief Executive Officer, as well as certain other standard provisions, such as confidentiality and invention assignment. Effective as of March 23, 2016, our consulting agreement with The David Stephen Group LLC was amended to reflect a reduction in the compensation payable under such agreement.

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

For Fiscal 2016, all of the directors elected to receive options in lieu of cash. Accordingly, the directors received options to purchase shares of our common stock pursuant to the provisions of the 2008 Stock Plan and their equity elections with the exercise price per share equal to the closing price on the option grant date. The dollar amount of the fees paid in equity pursuant to such program by each director for Fiscal 2016 and the number of shares subject to such equity awards was as follows:

Director	Grant Date	$ Amount of Fees paid in Equity	Number of Shares subject to Options
Harlan W. Waksal, M.D.(1)	11/19/15	$10,000	40,000
John N. Braca	11/19/15	$10,625	42,500
	6/13/16	$9,875	89,773
Phillip Frost, M.D.	11/19/15	$8,125	32,500
	6/13/16	$8,625	78,409
Steven Rubin	11/19/15	$10,000	40,000
	6/13/16	$9,875	89,773

(1)	Such director resigned from the board on March 4, 2016.

Annual Equity Awards

We do not automatically grant options or other equity to our non-employee board members. Our Compensation Committee reviews the equity program each year and determines the appropriate level of the equity awards to be made for that year. The Compensation Committee did not approve any grant of options or other equity to our non-employee board members during Fiscal 2016.

Aggregate Equity Compensation

The following table sets forth information relating to the equity awards granted to the non-employee directors during Fiscal 2016.

		Stock Awards	Option Awards
Director	Grant Date	Number of Shares	Option Exercise Price ($)/ Share	Number of Shares		Grant Date Fair Value
Harlan W. Waksal, M.D.(1)	11/19/15	—	$0.50	40,000	(2)	$14,360
John N. Braca	11/19/15	—	$0.50	42,500	(3)	$15,258
	6/13/16	—	$0.22	89,773		$14,600
Phillip Frost, M.D	11/19/15	—	$0.50	32,500	(4)	$11,668
	6/13/16	—	$0.22	78,409		$12,752
Steven Rubin	11/19/15	—	$0.50	40,000	(2)	$14,360
	6/13/16	—	$0.22	89,773		$14,600

(1)	Such director resigned from the board on March 4, 2016.
(2)	Includes 25,000 additional options granted for service during Fiscal 2015, not for cash compensation for Fiscal 2016. The remainder of the grant of 15,000 options represents payment for service during the first quarter of 2016.
(3)	Includes 26,500 additional options granted for service during Fiscal 2015, not for cash compensation for Fiscal 2016. The remainder of the grant of 16,000 options represents payment for service during the first quarter of 2016.
(4)	Includes 19,000 additional options granted for service during Fiscal 2015, not for cash compensation for Fiscal 2016. The remainder of the grant of 13,500 options represents payment for service during the first quarter of 2016.

Director Compensation Summary

The table below shows the compensation paid or awarded to our non-employee directors during the fiscal year ended June 30, 2016.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Harlan W. Waksal, M.D.(2)	$—	$14,360	—	$14,360
John N. Braca	$—	$33,661	—	$33,661
Phillip Frost, M.D.	$—	$27,741	—	$27,741
Steven Rubin	$—	$32,763	—	$32,763

(1)	In accordance with SEC rules, this column reflects the aggregate grant date fair value of the option awards granted during FY2016 computed in accordance with ASC 718. Assumptions used in the calculation of these amounts are included in Notes 2 and 9 to our consolidated financial statements included elsewhere in the Annual Report on Form 10-K filed by the Company with the SEC on October 13, 2016. The grant date fair values used to calculate such compensation costs were not adjusted to take into account any estimated forfeitures. These amounts do not reflect the actual economic value that will be realized by the named executive officer upon the vesting of the stock options, the exercise of the stock options or the sale of the common stock underlying such stock options. For further information concerning such equity awards, see the section above entitled “Aggregate Equity Compensation” and the section below entitled “Outstanding Director Equity Awards.”
(2)	Such director resigned from the board on March 4, 2016.

Outstanding Director Equity Awards

The following table shows the total number of shares of our common stock subject to option awards (vested and unvested) held by each non-employee director as of June 30, 2016:

Director	Number of Stock Awards Outstanding	Number of Option Awards Outstanding
Harlan W. Waksal, M.D.(1)	—	260,420
John N. Braca	—	209,637
Phillip Frost, M.D.	—	136,253
Steven Rubin	—	158,431

(1)	Such director resigned from the board on March 4, 2016.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee is or has been an officer or employee of our company or any of our subsidiaries. In addition, no member of the Compensation Committee had any relationships with us or any other entity that requires disclosure under the regulations promulgated by the SEC and none of our executive officers served on the Compensation Committee or board of any company that employed any member of our board in Fiscal 2016.

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed the section captioned “Executive Compensation” with management, and based on this review and these discussions, the Compensation Committee recommended to the board that this “Executive Compensation” section be included in Sevion’s Annual Report on Form 10-K/A.

This report is submitted on behalf of the
Compensation Committee
Steven Rubin, Chairman
John N. Braca

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of June 30, 2016, there were 170 holders of record of our common stock, and we had outstanding 20,496,385 shares of our common stock and each outstanding share is entitled to one (1) vote at the Meeting. The following table sets forth certain information known to us based on our review of reports filed with the SEC, as of June 30, 2016, with respect to holdings of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our common stock outstanding as of such date; (ii) each of our directors, which includes all nominees, and our named executive officers; and (iii) all of our directors and our current executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Percent of Class (3)
(i) Certain Beneficial Owners:

Barry Honig 555 South Federal Highway #450 Boca Raton, FL 33432	1,392,748	(4)	6.6%

Frost Gamma Investments Trust Miami, FL 33137	2,113,786	(5)	9.9%

Alpha Capital Anstalt Padafant 7 Furstentums 9490 Vaduz, Liechtenstein	2,064,219	(6)	9.6%

Michael Brauser 4400 Biscayne Blvd. Suite 850 Miami, FL 33137	1,689,934	(7)	7.9%

(ii) Directors and Named Executive Officers:

Phillip Frost, M.D.	2,113,786	(5)	9.9%
Vaughn Smider, M.D., Ph.D.	1,360,928	(8)	6.5%
John N. Braca	211,037	(9)	1.0%
Steven Rubin	158,431	(10)	*
James Graziano, Ph.D.	139,968	(11)	*
Miguel de los Rios, Ph.D.	119,799	(12)	*
David Rector	81,658	(13)	*

(iii) All Directors and current executive officers as a group (8 persons)	4,185,607	(14)	17.4%

____________

*	Less than 1%

(1)	Unless otherwise provided, all addresses should be care of Sevion Therapeutics, Inc., 10210 Campus Point Dr., Suite 150, San Diego, California 92121.

(2)	Except as otherwise indicated, all shares of common stock are beneficially owned and sole investment and voting power is held by the persons named.

(3)	Applicable percentage of ownership is based on 20,636,847, shares of our common stock outstanding as of October 24, 2016, plus any common stock equivalents and options or warrants held by such holder which are presently or will become exercisable within sixty (60) days after June 30, 2016.

(4)	Includes 103,702 shares of common stock, 558,012 shares of common stock and options held by GRQ Consultants, Inc. 401K Plan (“401K”), 362,451 shares of common stock held by Marlin Capital Investments, LLC (“Marlin”) and 368,583 shares of common stock held by GRQ Consultants, Inc. Roth 401K FBO Barry Honig (“Roth 401K”) and excludes 229,642 shares of common stock underlying warrants held by 401K, 92,816 shares of common stock underlying warrants held by Marlin, 205,212 shares of common stock underlying warrants held by Roth 401K and 28,460 shares of common stock held by Mr. Honig. Such excluded warrants contain a blocker provision under which the holder can only exercise the warrants to a point where he and his affiliates would beneficially own a maximum of 4.99% of the Company’s outstanding shares (“Blocker”). Mr. Honig is the trustee of the 401K, Roth 401K and the managing member of Marlin, and, in such capacity, has voting and dispositive power over the securities held by such entities. Disclosure consistent with most recently stockholder filed documents with the Securities and Exchange Commission and reflects ownership numbers and percentages as of December 31, 2015. Due to the ownership percentage blocker provision, ownership amounts may vary should the reporting date change.

(5)	Includes 1,598,170 shares of common stock held by Frost Gamma Investments Trust, of which Dr. Phillip Frost is the trustee, and 514,363 shares of common stock underlying warrants and excludes 65,000 shares of common stock underlying warrants which contain a blocker provision under which the holder can only exercise the warrants to a point where stockholder and the stockholder’s affiliates would beneficially own a maximum of 9.99% of the Company’s outstanding shares. Additionally, Dr. Phillip Frost, holds 136,253 shares of common stock issuable pursuant to presently exercisable options and options which will become exercisable within sixty (60) days after June 30, 2016. As a result, an additional 135,000 shares of common stock underlying warrants which contain a blocker provision are excluded. Disclosure consistent with most recently stockholder filed documents with the Securities and Exchange Commission and reflects ownership numbers and percentages as of September 29, 2015. Due to the ownership percentage blocker provision, ownership amounts may vary should the reporting date change.

(6)	Includes 788,290 shares of common stock issuable pursuant to presently exercisable warrants. Such warrants contain a blocker provision under which the holder can only exercise the warrants to a point where he and his affiliates would beneficially own a maximum of 9.99% of the Company’s outstanding shares. Disclosure consistent with most recently stockholder filed documents with the Securities and Exchange Commission and reflects ownership numbers and percentages as of December 31, 2014. Due to the ownership percentage blocker provision, ownership amounts may vary should the reporting date change.

(7)	Includes 338,667 shares of common stock held by Mr. Brauser, 25,000 shares of common stock held by Birchtree Capital, LLC (“Birchtree”), 38,543 shares of common stock held by the Betsy and Michael Brauser Charitable Family Foundation (“Foundation”), 115,651 share of common stock held by Grander Holdings, Inc. 401K Profit Sharing Plan (“Grander”), 107,827 shares of common stock held by BSIG, LLC (“BSIG”) and 537,853 shares of common stock held by Marlin Capital Investments, LLC (“Marlin”) and warrants to purchase 336,667 shares of common stock held by Mr. Brauser and includes warrants to purchase 25,000 shares of common stock held by Birchtree, warrants to purchase 10,579 shares of common stock held by Foundation, warrants to purchase 31,739 shares of common stock held by Grander, warrants to purchase 29,592 shares of common stock held by BSIG, warrants to purchase 92,816 shares of common stock held by Marlin and 114,932 shares of common stock underlying warrants. Such included warrants contain a blocker provision under which the holder can only exercise the warrants to a point where he and his affiliates would beneficially own a maximum of 9.99% of the Company’s outstanding shares (“Blocker”). Mr. Brauser is the Manager of Birchtree, the trustee of the Grander, the Chairman of Foundation, the Manager of BSIG and Manager of Marlin, and, in such capacity, has voting and dispositive power over the securities held by such entities. Disclosure consistent with most recently stockholder filed documents with the Securities and Exchange Commission and reflects ownership numbers and percentages as of December 31, 2014. Due to the ownership percentage blocker provision, ownership amounts may vary should the reporting date change.

(8)	Includes 1,058,970 shares of common stock, 290,613 shares of common stock underlying warrants and 10,289 shares of common stock issuable pursuant to presently exercisable options. Excludes 15,037 shares of common stock issuable pursuant to options which become exercisable after sixty (60) days from June 30, 2016.

(9)	Includes 1,380 shares of common stock and 209,637 shares of common stock issuable pursuant to presently exercisable warrants and options and options which will become exercisable within sixty (60) days after June 30, 2016.

(10)	Includes 158,431 shares of common stock issuable pursuant to presently exercisable options or options which will become exercisable within sixty (60) days after June 30, 2016.

(11)	Includes 104,386 shares of common stock, 28,648 shares of common stock underlying warrants and 6,934 shares of common stock issuable pursuant to presently exercisable options. Excludes 8,543 shares of common stock issuable pursuant to options which become exercisable after sixty (60) days from June 30, 2016.

(12)	Includes 119,799 shares of common stock issuable pursuant to presently exercisable options. Excludes 18,798 shares of common stock issuable pursuant to options which become exercisable after sixty (60) days from June 30, 2016.

(13)	Includes 3,528 shares of common stock and 78,130 shares of common stock issuable pursuant to presently exercisable warrants and options and options which will become exercisable within sixty (60) days after June 30, 2016.

(14)	See Notes 8 through 13.

Equity Compensation Plan Information

The following table reflects information relating to equity compensation plans as of June 30, 2016.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflect in column (a))
Stock Option plans approved by security holders	1,917,238	(1)	$3.92	4,021,462	(2)
Equity compensation plans not approved by security holders	--		--	--
Total	1,917,238	(1)	$3.92	4,021,462	(2)

____________

(1)	Issued pursuant to our 1998 Stock Plan and 2008 Stock Plan.

(2)	Available for future issuance pursuant to our 2008 Stock Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Consulting Agreement with David Rector

On January 9, 2015, we entered into a consulting agreement with The David Stephen Group LLC, an entity wholly-owned and controlled by David Rector, our interim President and Chief Executive Officer, setting forth Mr. Rector’s monthly compensation amount for the provision of his services as our interim President and Chief Executive Officer, as well as certain other standard provisions, such as confidentiality and invention assignment. Under this agreement, we have agreed to pay Mr. Rector $10,000 per month as compensation for his services provided under the agreement. Effective June 2015, the Compensation Committee increased the monthly compensation to $15,000 per month for his services. Effective March 23, 2016, the Compensation Committee amended the consulting agreement with The David Stephen Group LLC to reflect a decrease of the monthly compensation payable under the agreement to $5,000 per month for his services. We paid $150,000 to Mr. Rector pursuant to the consulting agreement during the fiscal year ended June 30, 2016.

Debt / Equity Transactions

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

On July 27, 2015, we entered into a subscription agreement with OPKO Health, Inc., (“OPKO”) pursuant to which OPKO purchased 666,667 Units consisting of Series C Convertible Preferred Stock for a purchase price of $500,000. Phillip Frost, M.D., a member of our board of directors, is the Chairman of the Board and Chief Executive Officer of OPKO. Steven D. Rubin, a member of our board of directors, is Executive Vice President and a director of OPKO.

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

Director Independence

The Company is not a listed issuer and so is not subject to the director independence requirements of any exchange or interdealer quotation system. Although we are not currently subject to director independence requirements, we have, nevertheless, in determining whether our directors and director nominees are independent, we use the definition of independence provided under Section 803 of the NYSE MKT Company Guide. Under this definition of independence, a director will, among other things, qualify as an “independent director” if, in the determination of our board, that person does not have a relationship that would interfere with his or her exercise of independent judgment in carrying out the responsibilities of a director. Our board has determined that each of Messrs. Braca and Rubin and Dr. Frost is an “independent director” under Section 803 of the NYSE MKT Company Guide. Mr. Rector and Dr. Smider would not be considered independent because they currently serve or have served as officers of the Company.

Item 14.	Principal Accounting Fees and Services

The aggregate fees billed by RSM US LLP for services performed for the fiscal years ended June 30, 2016 and 2015 are as follows:

	2016	2015
Audit Fees	$220,600	$128,000
Audit Related Fees	28,000	6,000
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$248,600	$134,000

AUDIT FEES

The aggregate audit fees for the years ended June 30, 2016 and 2015 were primarily related to the audit of the our annual financial statements and review of those financial statements included in our quarterly reports on Form 10-Q and fees for professional services rendered in connection with documents filed with the Securities and Exchange Commission.

AUDIT RELATED FEES

Audit related fees for the years ended June 30, 2016 and 2016 were primarily incurred in connection with our equity offerings and registration statements.

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

Reference is made to the Exhibit Index on Page 21.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of October, 2016.

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

Signature	Title	Date

/s/ David Rector	Chief Executive Officer and Director	October 28, 2016
David Rector	(principal executive officer)

/s/ James Schmidt	Chief Financial Officer	October 28, 2016
James Schmidt	(principal financial and accounting officer)

/s/ Vaughn M. Smider, M.D.	Chief Scientific Officer and Director	October 28, 2016
Vaughn Smider, M.D.

/s/ John Braca	Director	October 28, 2016
John Braca

/s/ Phillip Frost, M.D.	Director	October 28, 2016
Phillip Frost, M.D.

/s/ Steven Rubin	Director	October 28, 2016
Steven Rubin

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1 †	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 †	Certification of the principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 †	Certification of the principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 †	Certification of the principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.

.

