Form 10-Q
period 2016-09-30
Sevion Therapeutics, Inc.
filed 2016-11-14
CIK 1035354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 001-31326

SEVION THERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1368850
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10210 Campus Point Drive, Suite 150

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

20,636,847 shares of the issuer’s common stock, par value $0.01 per share, were outstanding as of November 1, 2016.

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

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	June 30,
	2016	2016

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$287,064	$810,808
Prepaid expenses and other current assets	88,847	171,820

Total Current Assets	375,911	982,628

Equipment, furniture and fixtures, net	80,919	92,554
Acquired research and development	6,500,000	8,100,000
Security deposits	55,770	50,770

TOTAL ASSETS	$7,012,600	$9,225,952

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$144,874	$90,305
Accrued expenses	316,290	256,376
Other current liabilities	6,106	22,310

Total Current Liabilities	467,270	368,991

Warrant and stock right liabilities	319,546	956,575
Deferred tax liability	2,600,000	3,240,000
Other liabilities	-	99,728

TOTAL LIABILITIES	3,386,816	4,665,294

STOCKHOLDERS' EQUITY:
Convertible preferred stock, $0.01 par value, authorized 1,228,500 shares
Series C 235,837 shares issued and 235,004 shares outstanding, (liquidation preference of $2,350 at September 30, 2016 and June 30, 2016)	2,350	2,350
Series A 10,297 shares issued and 380 shares outstanding (liquidation preference of $399,000 and $389,500 at September 30, 2016 and June 30, 2016, respectively)	4	4
Common stock, $0.01 par value, authorized 500,000,000 shares, issued and outstanding 20,496,385 at September 30, 2016 and June 30, 2016, respectively	204,964	204,964
Capital in excess of par	119,991,604	119,983,399
Accumulated deficit	(116,573,138)	(115,630,059)

Total Stockholders' Equity	3,625,784	4,560,658

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,012,600	$9,225,952

See Notes to Condensed Consolidated Financial Statements

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended September 30,
	2016	2015

Licensing Revenue	$-	$37,500

Operating expenses:
General and administrative	480,020	587,273
Research and development	280,240	601,583
Impairment of acquired R&D	1,600,000	-
Gain on Sale of patents	(149,728)	-

Total operating expenses	2,210,532	1,188,856

Loss from operations	(2,210,532)	(1,151,356)

Other non-operating income (expense)
Change in fair value of stock right	428,315	22,334
Change in fair value of warrant liability	208,714	948,561
Interest income (expense) - net	(74)	(282)

Net loss before income tax benefit	(1,573,577)	(180,743)

Income tax benefit	640,000	-

Net loss	(933,577)	(180,743)

Preferred dividends	(9,502)	(148,369)

Loss applicable to common shares	(943,079)	(329,112)

Other comprehensive loss	-	-

Comprehensive loss	$(943,079)	$(329,112)

Basic and diluted net loss per common share	$(0.05)	$(0.02)

Basic and diluted weighted-average number of common shares outstanding	20,496,385	20,006,451

See Notes to Condensed Consolidated Financial Statements

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016

(unaudited)

					Capital in Excess	Accumulated	Stockholders'
	Preferred Stock		Common Stock		of Par Value	Deficit	Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2016	235,384	$2,354	20,496,385	$204,964	$119,983,399	$(115,630,059)	$4,560,658

Stock-based compensation	-	-	-	-	8,205	-	8,205

Dividends accrued and unpaid at Sept 30, 2016	-	-	-	-	-	(9,502)	(9,502)

Net loss	-	-	-	-	-	(933,577)	(933,577)

Balance at Sept 30, 2016	$235,384	$2,354	$20,496,385	$204,964	$119,991,604	$(116,573,138)	$3,625,784

See Notes to Condensed Consolidated Financial Statements

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(933,577)	$(180,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash income related to change in fair value
- stock right	(428,315)	(22,334)
- warrant liability	(208,714)	(948,561)
Gain on sale of patents	(149,728)	-
Stock-based compensation expense	8,205	23,475
Depreciation and amortization	11,635	32,093
Impairment of aquired R&D	1,600,000	-
Deferred tax liability reduction for impairment of acquired R&D	(640,000)	-
Deferred rent	(16,204)	(14,160)
(Increase) decrease in operating assets:
Prepaid expenses and other current assets	82,973	95,814
Other Asset	(5,000)	-
Increase (decrease) in operating liabilities:
Accounts payable	54,569	(57,677)
Accrued expenses	50,412	(22,561)
Deferred revenue	-	(37,500)
Net cash used in operating activities	(573,744)	(1,132,154)

Cash flows from investing activities:
Proceeds from sale of patents	50,000	-
Net cash provided by investing activities	50,000	-

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants, net and exercise of warrants and options	-	1,152,397
Net cash provided by financing activities	-	1,152,397

Net (decrease) increase in cash and cash equivalents	(523,744)	20,243

Cash and cash equivalents at beginning of period	810,808	3,334,626
Cash and cash equivalents at end of period	$287,064	$3,354,869

Supplemental disclosure of non-cash transactions:
Conversion of preferred stock into common stock	$-	$6,075
Allocation of equity proceeds to warrants	$-	$559,261
Allocation of equity proceeds to stock rights	$-	$142,854
Allocation of preferred stock proceeds to beneficial conversion feature	$-	$135,701
Dividends accrued on preferred stock	$9,502	$12,668

See Notes to Condensed Consolidated Financial Statements

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 - Basis of Presentation:

The financial statements included herein have been prepared by Sevion Therapeutics, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of September 30, 2016 and the results of its operations for the three months ended September 30, 2016 and cash flows for the three months ended September 30, 2016.

Interim results are not necessarily indicative of results for the full fiscal year.

Note 2 – Liquidity:

As shown in the accompanying condensed consolidated financial statements, the Company has a history of losses with an accumulated deficit of $116,573,138 and has generated minimal revenues by licensing its technology to companies willing to share in its development costs. In addition, the Company’s technology may not be ready for commercialization for several years. The Company expects to continue to incur losses for the next several years because it anticipates that its expenditures on research and development and administrative activities will significantly exceed its revenues during that period. The Company cannot predict when, if ever, it will become profitable.

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

As of September 30, 2016, the Company had cash and cash equivalents in the amount of $287,064, which consisted of checking accounts and money market funds. The Company estimates that its cash and cash equivalents as of September 30, 2016 and the $300,000 proceeds received from the issuance of promissory notes on November 10, 2016 to each of a related party, OPKO Health, Inc., and an existing stockholder of the Company, will cover its expenses through January 31, 2017.

The Company will need additional capital to operate and expand its research program and plans to raise additional capital possibly through the placement of debt instruments, equity instruments or any combination thereof. However, the Company may not be able to obtain adequate funds for its operations when needed or on acceptable terms. If the Company is unable to raise additional funds, it will need to do one or more of the following:

•	license third parties to develop and commercialize products or technologies that it would otherwise seek to develop and commercialize itself;
•	seek strategic alliances or business combinations;
•	attempt to sell the Company;
•	cease operations; or
•	declare bankruptcy.

These conditions raise substantial doubt about our ability to continue as a going concern.  Consequently, the audit reports prepared by our independent registered public accounting firm relating to our consolidated financial statements for the years ended June 30, 2016, 2015 and 2014 include an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. These interim consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Due to the decrease in the market value of the Company at September 30, 2016, the Company determined that there was a triggering event that required the Company to review if there had been an impairment to the Acquired Research and Development in the amount of $8,100,000 as of September 30, 2016. The Company first evaluated the assumptions utilized in establishing the value allocated to the Acquired Research and Development which had been updated in the fourth quarter of fiscal 2016. Based upon the evaluation, the Company determined that an impairment existed. The Company measured the enterprise value for purposes of the Step 2 measurement of Intangibles. The Company concluded that there was an impairment based on the significant change in the Company’s market value during the period. As a result of this evaluation, the Company determined that there was an impairment to the Acquired Research and Development as of September 30, 2016 in the amount of $1,600,000.

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

For all periods presented, basic and diluted loss per share are the same, as any additional Common Stock equivalents would be anti-dilutive. Potentially dilutive shares of Common Stock have been excluded from the calculation of the weighted average number of dilutive shares of Common Stock as follows:

	September 30,
	2016	2015
Common Stock to be issued upon conversion of convertible preferred stock - Series A	506,666	506,666
Common Stock to be issued upon conversion of convertible preferred stock - Series C	2,350,040	2,350,040
Outstanding warrants	8,660,915	8,698,634
Outstanding options	1,915,338	1,534,088

Total potentially dilutive shares of Common Stock	13,432,959	13,089,428

Note 5 – Stock-Based Compensation:

The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. Generally, the awards vest based upon time-based conditions or achievement of specified goals and milestones.

The Company did not issue options during the three month period ended September 30, 2016.

Stock option activity under the Company’s 2008 Plan and 1998 Plan for the three months ended September 30, 2016 is summarized as follows:

		Weighted
	Aggregate	Average	Exercise Price
	Number	Exercise Price	Range
Outstanding, June 30, 2016	1,917,238	$3.29	$ 0.22 - $ 108.00
Granted	-	$-	-
Exercised	-	$-	-
Cancelled	-	$-	-
Expired	1,900	$25.00	$ 25.00
Outstanding, September 30, 2016	1,915,338	$3.27	$ 0.22 - $ 108

Options exercisable at September 30, 2016	1,855,114	$3.35

As of September 30, 2016, the aggregate intrinsic value of stock options outstanding was $0 with a weighted-average remaining term of 6.33 years. The aggregate intrinsic value of stock options exercisable at September 30, 2016 was $0, with a weighted-average remaining term of 6.28 years. As of September 30, 2016, the Company has 4,023,362 shares available for future stock option grants.

Stock-based compensation expense for the three months ended September 30, 2016 and September 30, 2015 amounted to $8,205 and $23,475, respectively.

As of September 30, 2016, total stock-based compensation expense not yet recognized related to stock option grants amounted to approximately $21,392 which will be recognized over the next 26 months.

Note 6 – Income Taxes:

No provision for income taxes has been made for the three months ended September 30, 2016 and 2015 given the Company’s losses in 2016 and 2015 and available net operating loss carryforwards. A benefit has not been recorded as the realization of the net operating losses is not assured and the timing in which the Company can utilize its net operating loss carryforwards in any year or in total may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations.

The deferred tax liability in the amount of $3,240,000 remained in connection with the related Acquired Research and Development from the Company’s acquisition of Fabrus, Inc. in May 2014. Due to the impairment adjustment for the Acquired Research and Development costs, a tax benefit of $640,000 has been recognized for the three month period ended September 30, 2016. Accordingly, the deferred tax liability has been reduced by $640,000 for the quarter ended September 30, 2016, leaving a balance of $2,600,000 as of September 30, 2016.

Note 7 - Fair Value Measurements:

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2016 and June 30, 2016:

	Carrying	Fair Value Measurement at Sept 30, 2016
	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$287,064	$287,064	$-	$-

Warrant Liabilities	$319,546	$-	$-	$319,546

	Carrying	Fair Value Measurement at June 30, 2016
	Value	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$810,808	$810,808	$-	$-

Warrant Liabilities	$956,575	$-	$-	$956,575

The following table summarizes the changes in fair value of the Company’s Level 3 financial investments:

For the Three months ended Sept 30, 2016

Beginning Balance	$956,575
Change in fair value of warrant liabilities, net	(208,714)
Change in fair value of stock right, net	(428,315)
Ending Balance	$319,546

Note 8 – Warrant Liabilities:

The warrant liabilities represent the fair value of Common Stock purchase warrants which have exercise price reset features estimated using a Monte Carlo valuation model. The Company performs a valuation using the Monte Carlo model for such warrants to account for the various possibilities that could occur due to changes in the inputs to the model as a result of contractually-obligated changes. These estimates of the likelihood of completing an equity raise that would meet the criteria to trigger the reset provisions are based on numerous factors, including the remaining term of the financial instruments and the Company’s overall financial condition.

Changes in the unobservable input values would have likely caused material changes in the fair value of the Company’s Level 3 financial instruments. The significant unobservable input used in the fair value measurement was the estimation of the likelihood of the occurrence of a change to the strike price of the warrants. A significant increase (decrease) in this likelihood would have resulted in a higher (lower) fair value measurement. The assumptions used to value the warrants at the date of issuance and at September 30, 2016 are as follows:

	Date of Issuance	September 30, 2016
Estimated life in years	2.50	1.08
Risk-free interest rate (1)	0.91%	0.77%
Volatility	108.60%	112.70%
Dividend paid	0.00%	0.00%

(1) Represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the warrant term.

Note 9 – Series C Preferred Stock.

During the three months ended September 30, 2016, no shares of Series C Preferred Stock were converted into shares of Common Stock.

Note 10 – Gain on Sale of Patents:

On September 8, 2015, the Company entered into an agreement to sell certain Intellectual Property consisting of patents, patent applications and license agreements related to those patents and patent applications. The Company is not actively developing any program related to the Intellectual Property included in the agreement. On July 19, 2016, the transaction closed and the Company received $50,000 cash up front and a 19.9% equity interest in the acquiring company. In addition, the reserve established by the Company in the amount of $99,728 for a potential grant liability was reversed as this was assumed by the acquiring company.

The stock received has been recorded under the cost method of accounting. It was determined that the fair value of the Intellectual Property sold and the equity received were $0. Therefore, there is no asset reflected in the consolidated balance sheet as of September 30, 2016. A gain of $149,728 was recognized as other income due to the cash received and the liability relieved exceeding the fair value of the Intellectual Property sold.

Note 11 – Recent Accounting Pronouncements

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

In November 2014, the FASB issued ASU No. 2014-16, “Derivatives and Hedging (Topic 815), Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity,” (“ASU 2014-16”). All entities are required to use what is called the “whole instrument approach” to determine the nature of a host contract in a hybrid financial instrument issued in the form of a share. The guidance requires issuers and investors to consider all of a hybrid instrument’s stated and implied substantive terms and features, including any embedded derivative features being evaluated for bifurcation. The guidance eliminates the “chameleon approach,” under which all embedded features except the feature being analyzed are considered. The guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. The Company has implemented this update and the adoption of this standard does not have a material impact on the Company’s financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation: Improvements to Employee Share Based Payment Accounting,” which is intended to simplify several aspects of accounting for share based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. The Company does not anticipate that the adoption of this standard will have a material impact on the Company’s financial statements.

Note 12 – Subsequent Events

On November 10, 2016, the Company entered into unsecured promissory notes (the “Notes”) in the aggregate amount of $300,000 with a related part OPKO Health, Inc. and an existing stockholder of the Company. The Notes have customary events of default, an interest rate of 5% per annum with principal and interest due twelve months from their issuance. The Notes are to be used to fund operations.

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

On December 18, 2014, we entered into a Collaboration Agreement with CNA Development, LLC, an affiliate of Janssen Pharmaceuticals, Inc., or Janssen, to discover antibodies using our spatially addressed library platform. The collaboration, facilitated by the Johnson & Johnson Innovation Center in California, included discovery of antibodies against multiple targets in several therapeutic areas. We and Janssen jointly conducted research on antibodies discovered by us, and Janssen has an option to an exclusive license to develop, manufacture, and commercialize candidates which result from the collaboration. Under the terms of the agreement, we received an up-front payment and research support payments for activities conducted in collaboration with Janssen. The research activities concluded in the third quarter of fiscal 2016 and the final report was transferred to Janssen. For candidates licensed by Janssen, we would be eligible to receive payments upon the achievement of certain development and commercial milestones potentially totaling up to $125 million as well as low single digit royalties on product sales.

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

Liquidity and Capital Resources

Overview

For the three months ended September 30, 2016, net cash of $573,744 was used in operating activities primarily due to a net loss of $933,577 which was reduced by non-cash expense of $176,879 and by changes in operating assets and liabilities in the amount of $182,954.

The $182,954 change in operating assets and liabilities was the result of a decrease in prepaid expenses in the amount of $82,973, an increase in deposits of $5,000 and an increase in accounts payable and accrued expenses in the amount of $104,981 due to the timing of expenses and payments. During the three months ended September 30, 2016, $50,000 was received from investing activities related to the sales of patents.

As of September 30, 2016, our cash balance totaled $287,064, and we had a working capital deficit of $91,359.

Our future liquidity and capital funding requirements will depend on numerous factors, including, but not limited to, the levels and costs of our research and development initiatives. We anticipate that, based upon our current cash balance at September 30, 2016, and the proceeds received from the issuance of unsecured promissory notes, or the Notes, issued on November 10, 2016 to each of a related party, OPKO Health, Inc., and an existing stockholder of the Company, in the aggregate amount of $300,000, we will be able to cover our expenses through January 31, 2017. The Notes have customary events of default and an interest rate of 5% per annum with principal and interest due twelve months from their issuance.

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

There have been no changes to our critical accounting policies and estimates as set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Results of Operations

Three Months Ended September 30, 2016 and Three Months Ended September 30, 2015

The net loss from operations for the three months ended September 30, 2016 was $2,210,532. The net loss from operations for the three months ended September 30, 2015 was $1,151,356. Such a change represents an increase in net loss of $1,059,176 or 92%. This increase in net loss was the result of impairment of Acquired Research and Development costs partially offset by reduction of expenditures for general and administrative and research and development expenditures due to cost reduction efforts, and by a gain on sale of patents.

Revenue

During the three months ended September 30, 2016, we did not generate revenues.

This compares to $37,500 in revenues generated for the three months ended September 30, 2015

General and Administrative Expenses (000’s)

	Three Months ended September 30
	2016	2015	Change	%

Payroll and benefits	$10	$5	$5	100.0%
Professional fees	297	379	(82)	-21.6%
Delaware Franchise Tax	74	75	(1)	-1.3%
Consultants	21	45	(24)	-53.3%
Stock-based compensation	2	12	(10)	-83.3%
Other general & administrative expenses	76	71	5	7.0%

Total G&A	$480	$587	$(107)	-18.2%

•	Professional fees were lower due to a reduction in accounting fees, which were partially offset by increased legal fees.

•	Consultant costs decreased as a result of salary reductions with respect to our Chief Executive Officer, who is treated as a consultant rather than an employee, along with salary reductions for other employee to preserve cash.

•	Stock-based compensation was lower because options were not issued during the three months ended September 30, 2016.

Research and Development Expenses (000’s)

	Three Months ended September 30
	2016	2015	Change	%

Payroll	129	281	(152)	-54.1%
Patent Costs	32	112	(80)	-71.4%
Facility Rent	86	92	(6)	-6.5%
Research Supplies	7	36	(29)	-80.6%
Depreciation	12	32	(20)	-62.5%
Stock-based compensation	7	11	(4)	-36.4%
Other research and development	7	38	(31)	-81.6%
Total research and development	$280	$602	$(322)	-53.5%

Payroll and benefits were lower due to a reduction in headcount and salary cuts for the Company’s Fabrus subsidiary during the three months ended September 30, 2016.

•	Patent costs were lower for the three months ended September 30 in 2016 than the three months ended 2015 due to cost reduction efforts.

•	Research supplies were lower because we have drastically reduced research and development efforts in an attempt to cut our expenses and preserve cash on hand.

•	Depreciation was lower because certain assets were fully depreciated prior to the three months ended September 30, 2016.

•	Stock-based compensation was lower primarily because options were not issued during the three months ended September 30, 2016.

•	Other research and development expenses decreased because we have drastically reduced our research efforts in an attempt to cut expenses and preserve our cash on hand.

Contractual Obligations and Contingent Liabilities

During the three months ended September 30, 2016, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Off Balance-Sheet Arrangements

We do not have any off balance-sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Foreign Currency Risk

Our financial statements and all of our contracts are denominated in United States dollars. Therefore, we believe that fluctuations in foreign currency exchange rates will not result in any material adverse effect on our financial condition or results of operations. In the event we derive a greater portion of our revenues from international operations or in the event a greater portion of our expenses are incurred internationally and denominated in a foreign currency, then changes in foreign currency exchange rates could affect our results of operations and financial condition.

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

The principal executive officer and principal financial officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2016. Based on that evaluation, management has concluded that as of September 30, 2016, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting as noted in the Company’s Form 10-K for the year ended June 30, 2016 as filed with the SEC on October 13, 2016. The material weakness identified by management relates to the review of the accounting and calculation surrounding its equity-linked financial instruments which resulted in material adjustments to our financial statements. The material weakness has not yet been remediated. Management is committed to remediate its control deficiencies that constitute the material weaknesses by implementing changes to our internal control over financial reporting and will continue to review and make the changes necessary in order to improve the overall effectiveness of our internal controls over financial reporting. In addition, management has commenced steps to remediate the material weakness identified and to adequately and appropriately review all equity-linked accounting instruments and related accounting issues. Notwithstanding the material weaknesses that existed as of June 30, 2016 and September 30, 2016, our principal executive officer and principal financial officer have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material aspects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America.

(b)	Changes in internal controls.

As a result of the material weaknesses described above, there were changes (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) in internal control over financial reporting during the three month period ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. Management will continue to evaluate internal controls for effective remediation of the identified material weakness.

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

Based upon cash on hand as of September 30, 2016 and the proceeds from the issuance of the Notes, we believe we have enough cash to fund operations through January 31, 2017.

We have a limited operating history and have incurred substantial losses and expect to incur future losses.

We are a development stage biotechnology company with a limited operating history and limited assets and capital. We have incurred losses each year since inception and had an accumulated deficit of $116,573,138 at September 30, 2016. We have generated minimal revenues by licensing our technology for certain crops to companies willing to share in our development costs. In addition, our technology may not be ready for commercialization for several years. We expect to continue to incur losses for the next several years because we anticipate that our expenditures on research and development and administrative activities will significantly exceed our revenues during that period. We cannot predict when, if ever, we will become profitable.

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

We believe that at the projected rate of spending and with proceeds from the Notes, we should have sufficient cash to maintain our present operations through January 31, 2017.

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

As of September 30, 2016, we had a cash balance of $287,064 and working capital deficit of $91,359. Using our available reserves as of September 30, 2016 and proceeds from the Notes, we believe that we can operate according to our current business plan through January 31, 2017.

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

Investors may experience dilution in their investment from future offerings of our common stock. For example, if we raise additional capital by issuing equity securities, such an issuance would reduce the percentage ownership of existing stockholders. In addition, assuming the exercise of all options and warrants outstanding and the conversion of the preferred stock into common stock, as of September 30, 2016, we had 457,195,214 shares of common stock authorized but unissued and unreserved, which may be issued from time to time by our board of directors. Furthermore, we may need to issue securities that have rights, preferences and privileges senior to our common stock. Failure to obtain financing on acceptable terms would have a material adverse effect on our liquidity.

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

As of September 30, 2016, our executive officers and directors together beneficially own approximately 17.4% of the outstanding shares of our common stock, assuming the exercise of options and warrants which are currently exercisable or will become exercisable within 60 days of September 30, 2016, held by these stockholders. Additionally, there are five shareholders that each beneficially own more than 5% of the outstanding shares of our common stock. As a result, these stockholders, acting together, will be able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over then-current market prices.

  A significant portion of our total outstanding shares of common stock may be sold in the market in the near future, which could cause the market price of our common stock to drop significantly.

As of September 30, 2016, we had 20,496,385 shares of our common stock issued and outstanding, 380 shares of Series A convertible preferred stock outstanding which can convert into 506,666 shares of common stock and 235,004 shares of Series C convertible preferred stock outstanding which can convert into 2,350,040 shares of common stock. All of our outstanding shares of common stock are registered pursuant to registration statements on Forms S-1 or S-3 or are either eligible to be sold under Rule 144 of the Securities Act of 1933, as amended, or are in the public float.  In addition, we have registered 4,917,670 shares of our common stock underlying options granted or to be granted under our stock option plans. Consequently, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, may have a material adverse effect on our stock price.

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

For example, during the three months ended September 30, 2016, our common stock traded between $0.08 and $0.22 per share.

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

As of September 30, 2016, we have outstanding 380 shares of Series A convertible preferred stock which may convert into 506,666 shares of common stock, 235,004 shares of Series C convertible preferred stock outstanding which can convert into 2,350,040 shares of common stock and warrants to purchase 8,660,915 shares of our common stock. In addition, as of September 30, 2016, we have reserved 5,938,700 shares of our common stock for issuance upon the exercise of options granted or available to be granted pursuant to our stock option plan, all of which may be granted in the future. Furthermore, in connection with the preferred stock agreements, we are required to reserve an additional 4,852,080 shares of common stock. The conversion of the convertible preferred stock and the exercise of these options and warrants will result in dilution to our existing stockholders and could have a material adverse effect on our stock price. The conversion price of the convertible preferred stock is also subject to certain anti-dilution adjustments.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

On November 10, 2016, we entered into unsecured promissory notes, or the Notes, in the aggregate amount of $300,000 with each of a related party, OPKO Health, Inc., and an existing stockholder of the Company. The Notes have customary events of default and an interest rate of 5% per annum with principal and interest due twelve months from their issuance. The Notes are to be used to fund operations.

Item 6.	Exhibits.

Exhibits.

Exhibit No.	Description

10.01	Form or Promissory Note, dated as of November 10, 2016. (filed herewith).
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).
31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350. (furnished herewith).
32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350. (furnished herewith).
101.1	Financial Statements from the Quarterly Report on Form 10-Q of Sevion Therapeutics, Inc. for the quarter ended September 30, 2016, filed on November 14, 2016, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Stockholder’s Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements. (filed herewith).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEVION THERAPEUTICS, INC.

DATE: November 14, 2016	By:	/s/ David Rector
David Rector
Chief Executive Officer
(Principal Executive Officer)

DATE: November 14, 2016	By:	/s/ James Schmidt
James Schmidt
Chief Financial Officer
(Principal Financial and Accounting Officer)

