Form 10-K/A
period 2016-06-30
Sevion Therapeutics, Inc.
filed 2016-11-16
CIK 1035354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

We are filing this Amendment No. 2 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, originally filed with the Securities and Exchange Commission (the “SEC”) on October 13, 2016, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on October 28, 2016 (as so amended, the “Original Filing”) to correct, among other things, an error in the Summary Compensation Table in Part III, Item 11 of the Original Filing.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 11 of the Original Filing is hereby amended and restated in its entirety as set forth below. This Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing.

In addition, as required by Rule 12b-15 under the Exchange Act, new certificates by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

PART III

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

Name and Principal Position	Year (1)	Salary ($)(2)	Option Awards ($) (3)	Total ($)
David Rector (4)	2016	$150,000	—	$150,000
Chief Executive Officer	2015	$57,419	—	$57,419

Vaughn Smider, M.D., Ph.D.	2016	$164,308	—	$164,308
Chief Scientific Officer	2015	$200,000	$25,495	$225,495

James Graziano, Ph.D. Chief Technology Officer	2016	$163,288	—	$163,288
	2015	$175,000	$16,997	$191,997

Miguel de los Rios Ph.D.	2016	$155,481	—	$155,481
Vice President of Research and Development	2015	$175,000	$20,548	$195,548

(1)	Sevion’s fiscal year ends on June 30.
(2)	Such amount represents actual salary paid, including such amounts deferred in connection with our 401K plan.
(3)	The amounts shown are the grant date fair value of stock options granted to each named executive officer, in accordance with FASB ASC Topic 718 pursuant to the Black-Scholes pricing model. For a discussion of valuation assumptions used in the calculations, see Notes 2 and 9 of Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K filed by the Company with the SEC on October 13, 2016. The grant date fair values used to calculate such compensation costs were not adjusted to take into account any estimated forfeitures.
(4)	Mr. Rector was appointed as the Company’s Interim Chief Executive Officer on January 9, 2015 and is a consultant of the Company.

Narrative Explanation of Certain Aspects of the Summary Compensation Table

Each of our named executive officers is eligible to receive (i) a base salary and (ii) an annual performance bonus payable in cash, stock or a combination at the discretion of the compensation committee of the board of directors, or the Compensation Committee.

Cash Compensation

The base salary for each of our named executive officers for our Fiscal 2016, is listed in the table below:

	Fiscal 2016
Name	Base Salary
David Rector	$60,000	(1)
Vaughn Smider, M.D., Ph.D.	$40,000	(2)
James Graziano, Ph.D.	$122,500	(3)
Miguel de los Rios Ph.D.	$87,500	(4)

(1)	From June 30, 2015 through March 22, 2016, base salary was $180,000. Effective March 23, 2016, base salary was decreased to $60,000.
(2)	From June 30, 2015 through March 22, 2016, base salary was $200,000. Effective March 23, 2016, base salary was decreased to $40,000.
(3)	From June 30, 2015 through March 22, 2016, base salary was $175,000. Effective March 23, 2016, base salary was decreased to $122,500.
(4)	From June 30, 2015 through March 22, 2016, base salary was $175,000. Effective March 23, 2016, base salary was decreased to $87,500.

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

Equity Compensation

During Fiscal 2016, the Compensation Committee determined that the performance metrics for the option granted in Fiscal 2015 had not been fully met. Therefore, a percentage of the options granted in Fiscal 2015 were forfeited as follows:

	Original	Original	Percentage	Options	Grant Date
Name	Grant Date	Grant	Forfeited	Forfeited	Fair Value
Vaughn Smider, M.D., Ph.D.	11/18/2014	42,210	40%	16,884	$15,297
Miguel de los Rios, Ph.D.	11/18/2014	34,020	25%	8,505	$15,411
James Graziano, Ph.D.	11/18/2014	28,140	45%	12,663	$9,348

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

Option Exercises and Stock Vested

There were no option exercises or stock vested activity for our named executive officers during the year ended June 30, 2016.

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

Aggregate Equity Compensation

The following table sets forth information relating to the equity awards granted to the non-employee directors during Fiscal 2016.

	Stock
	Awards			Option Awards
			Option
			Exercise			Grant
	Grant	Number of	Price ($)/	Number of		Date
Director	Date	Shares	Share	Shares		Fair Value
Harlan W. Waksal, M.D.(1)	11/19/15	-	0.50	40,000	(2)	$14,360
John N. Braca	11/19/15	-	0.50	42,500	(3)	$15,258
	6/13/16	-	0.22	89,773		$14,600
Phillip Frost, M.D	11/19/15	-	0.50	32,500	(4)	$11,668
	6/13/16	-	0.22	78,409		$12,752
Steven Rubin	11/19/15	-	0.50	40,000	(2)	$14,360
	6/13/16	-	0.22	89,773		$14,600

(1)	Such director resigned from the board on March 4, 2016.
(2)	Includes 25,000 additional options granted for service during Fiscal 2015, not for cash compensation for Fiscal 2016. The remainder of the grant of 15,000 options represents payment for service during the first quarter of 2016.
(3)	Includes 26,500 additional options granted for service during Fiscal 2015, not for cash compensation for Fiscal 2016. The remainder of the grant of 16,000 options represents payment for service during the first quarter of 2016.
(4)	Includes 19,000 additional options granted for service during Fiscal 2015, not for cash compensation for Fiscal 2016. The remainder of the grant of 13,500 options represents payment for service during the first quarter of 2016.

Director Compensation Summary

The table below shows the compensation paid or awarded to our non-employee directors during the fiscal year ended June 30, 2016.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Harlan W. Waksal, M.D.(2)	$—	$14,360	—	$14,360
John N. Braca	$—	$33,661	—	$33,661
Phillip Frost, M.D.	$—	$27,741	—	$27,741
Steven Rubin	$—	$32,763	—	$32,763

(1)	In accordance with SEC rules, this column reflects the aggregate grant date fair value of the option awards granted during FY2016 computed in accordance with ASC 718. Assumptions used in the calculation of these amounts are included in Notes 2 and 9 to our consolidated financial statements included elsewhere in the Annual Report on Form 10-K filed by the Company with the SEC on October 13, 2016. The grant date fair values used to calculate such compensation costs were not adjusted to take into account any estimated forfeitures. These amounts do not reflect the actual economic value that will be realized by the named executive officer upon the vesting of the stock options, the exercise of the stock options or the sale of the common stock underlying such stock options. For further information concerning such equity awards, see the section above entitled “Aggregate Equity Compensation” and the section below entitled “Outstanding Director Equity Awards.”
(2)	Such director resigned from the board on March 4, 2016.

Outstanding Director Equity Awards

The following table shows the total number of shares of our common stock subject to option awards (vested and unvested) held by each non-employee director as of June 30, 2016:

Director	Number of Stock Awards Outstanding	Number of Option Awards Outstanding
Harlan W. Waksal, M.D.(1)		260,420
John N. Braca		209,637
Phillip Frost, M.D.		136,253
Steven Rubin		158,431

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

Reference is made to the Exhibit Index on Page 13.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 16th day of November, 2016.

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

Signature	Title	Date

/s/ David Rector	Chief Executive Officer and Director	November 16, 2016
David Rector	(principal executive officer)

/s/ James Schmidt	Chief Financial Officer	November 16, 2016
James Schmidt	(principal financial and accounting officer)

/s/ Vaughn M. Smider, M.D.	Chief Scientific Officer and Director	November 16, 2016
Vaughn Smider, M.D.

/s/ John Braca	Director	November 16, 2016
John Braca

/s/ Phillip Frost, M.D.	Director	November 16, 2016
Phillip Frost, M.D.

/s/ Steven Rubin	Director	November 16, 2016
Steven Rubin

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1 †	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 †	Certification of the principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 †	Certification of the principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 †	Certification of the principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Filed herewith.