Form 10-Q
period 2016-12-31
Sevion Therapeutics, Inc.
filed 2017-02-10
CIK 1035354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

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

20,736,847 shares of the issuer’s common stock, par value $0.01 per share, were outstanding as of February 1, 2017.

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

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	December 31,	June 30,
	2016	2016

ASSETS

CURRENT ASSETS:
Cash	$149,193	$810,808
Prepaid expenses and other current assets	50,559	171,820

Total Current Assets	199,752	982,628

Equipment, furniture and fixtures, net	67,045	92,554
Acquired research and development	5,500,000	8,100,000
Security deposits	39,800	50,770

TOTAL ASSETS	$5,806,597	$9,225,952

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$193,935	$90,305
Accrued expenses	270,263	256,376
Notes payable	300,000	-
Other current liabilities	-	22,310

Total Current Liabilities	764,198	368,991

Warrant and stock right liabilities	-	956,575
Deferred tax liability	2,200,000	3,240,000
Other liabilities	-	99,728

TOTAL LIABILITIES	2,964,198	4,665,294

STOCKHOLDERS' EQUITY:
Convertible preferred stock, $0.01 par value, authorized 1,228,500 shares
Series C 235,837 shares issued and 225,004 and 235,004 shares outstanding, respectively (liquidation preference of $2,250 and $2,350 at December 31, 2016 and June 30, 2016, respectively)	2,250	2,350
Series A 10,297 shares issued and 380 shares outstanding (liquidation preference of $389,500 at December 31, 2016 and June 30, 2016, respectively)	4	4
Common stock, $0.01 par value, authorized 500,000,000 shares, issued and outstanding 20,736,847 and 20,496,385 at December 31, 2016 and June 30, 2016, respectively	207,369	204,964
Capital in excess of par	120,011,526	119,983,399
Accumulated deficit	(117,378,750)	(115,630,059)

Total Stockholders' Equity	2,842,399	4,560,658

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,806,597	$9,225,952

See Notes to Condensed Consolidated Financial Statements

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015

Licensing Revenue	$-	$37,500	$-	$75,000

Operating expenses:
General and administrative	300,111	401,102	780,131	988,375
Research and development	207,376	594,504	487,616	1,196,087
Impairment of goodwill	-	2,800,000	-	2,800,000
Impairment of acquired R&D	1,000,000	-	2,600,000	-
Gain on Sale of patents	-	-	(149,728)	-

Total operating expenses	1,507,487	3,795,606	3,718,019	4,984,462

Loss from operations	(1,507,487)	(3,758,106)	(3,718,019)	(4,909,462)

Other non-operating income (expense)
Change in fair value of stock right	223,169	(448,725)	651,484	(426,391)
Change in fair value of warrant liability	96,377	351,500	305,091	1,300,061
Interest income (expense) - net	(1,890)	(89)	(1,964)	(371)

Net loss before income tax benefit	(1,189,831)	(3,855,420)	(2,763,408)	(4,036,163)

Income tax benefit	400,000	-	1,040,000	-

Net loss	(789,831)	(3,855,420)	(1,723,408)	(4,036,163)

Preferred dividends	(15,781)	(14,114)	(25,283)	(162,483)

Loss applicable to common shares	(805,612)	(3,869,534)	(1,748,691)	(4,198,646)

Other comprehensive loss	-	-	-	-

Comprehensive loss	$(805,612)	$(3,869,534)	$(1,748,691)	$(4,198,646)

Basic and diluted net loss per common share	$(0.04)	$(0.19)	$(0.08)	$(0.21)

Basic and diluted weighted-average number of common shares outstanding	20,662,934	20,420,608	20,579,659	20,213,530

See Notes to Consolidated Financial Statements

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED DECEMBER 31, 2016

(unaudited)

	Preferred Stock		Common Stock		Capital in Excess	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	of Par Value	Deficit	Equity

Balance at June 30, 2016	235,384	$2,354	20,496,385	$204,964	$119,983,399	$(115,630,059)	$4,560,658

Stock-based compensation	-	-	-	-	5,149	-	5,149

Preferred stock converted into common stock	(10,000)	(100)	100,000	1,000	(900)	-	-

Dividends Paid			140,462	1,405	23,878	(15,781)	9,502

Dividends accrued and unpaid at Dec 31, 2016	-	-	-	-	-	(9,502)	(9,502)

Net loss	-	-	-	-	-	(1,723,408)	(1,723,408)

Balance at Dec 31, 2016	$225,384	$2,254	$20,736,847	$207,369	$120,011,526	$(117,378,750)	$2,842,399

See Notes to Consolidated Financial Statements

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,723,408)	$(4,036,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash income related to change in fair value
- stock right	(651,484)	426,391
- warrant liability	(305,091)	(1,300,061)
Gain on sale of patents	(149,728)
Stock-based compensation expense	5,149	88,833
Depreciation and amortization	25,509	61,649
Impairment of aquired R&D	2,600,000	2,800,000
Deferred tax liability reduction for impairment of acquired R&D	(1,040,000)	-
Deferred rent	(22,310)	(30,366)
(Increase) decrease in operating assets:
Prepaid expenses and other current assets	121,261	73,739
Security deposit	10,970	-
Increase (decrease) in operating liabilities:
Accounts payable	103,630	(168,529)
Accrued expenses	13,887	39,057
Deferred revenue	-	(75,000)
Net cash used in operating activities	(1,011,615)	(2,120,450)

Cash flows from investing activities:
Proceeds from sale of patents	50,000	-
Purchase of equipment, furniture and fixtures	-	-
Net cash provided by investing activities	50,000	-

Cash flows from financing activities:
Proceeds from issuance of bridge notes	300,000	-
Proceeds from issuance of common stock and warrants, net and exercise of warrants and options	-	1,152,397
Net cash provided by financing activities	300,000	1,152,397

Net (decrease) increase in cash	(661,615)	(968,053)

Cash at beginning of period	810,808	3,334,626
Cash at end of period	$149,193	$2,366,573

Supplemental disclosure of non-cash transactions:
Conversion of preferred stock into common stock	$1000	$6,075
Allocation of equity proceeds to warrants	$-	$559,261
Allocation of equity proceeds to stock rights	$-	$142,854
Allocation of preferred stock proceeds to beneficial conversion feature	$-	$135,701
Issuance of common stock for dividend payments on preferred stock	$25,283	$23,615
Dividends accrued on preferred stock	$9,502	$(9,502)

See Notes to Consolidated Financial Statements

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 - Basis of Presentation:

The financial statements included herein have been prepared by Sevion Therapeutics, Inc. (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 as subsequently amended.

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of December 31, 2016 and the results of its operations for the three months and six months ended December 31, 2016 and cash flows for the six months ended December 31, 2016.

Interim results are not necessarily indicative of results for the full fiscal year.

Note 2 – Liquidity:

As shown in the accompanying condensed consolidated financial statements, the Company has a history of losses with an accumulated deficit of $117,378,750 and has generated minimal revenues by licensing its technology to companies willing to share in its development costs. In addition, the Company’s technology may not be ready for commercialization for several years. The Company expects to continue to incur losses for the next several years because it anticipates that its expenditures on research and development and administrative activities will significantly exceed its revenues during that period. The Company cannot predict when, if ever, it will become profitable.

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

As of December 31, 2016, the Company had cash in the amount of $149,193. The Company estimates that its cash as of December 31, 2016, will cover its expenses through February 28, 2017.

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

Due to the decrease in the market value of the Company at December 31, 2016, the Company determined that there was a triggering event that required the Company to review if there had been an impairment to the Acquired Research and Development in the original amount of $6,500,000 as of December 31, 2016. The Company determined enterprise value to be the most reasonable measurement of Intangibles for purposes of analysis. The Company concluded that there was an impairment based on the significant change in the Company’s market value during the period. As a result of this evaluation, the Company determined that there was an impairment to the Acquired Research and Development as of December 31, 2016 in the amount of $1,000,000, which resulted in a value of $5,500,000 to its Acquired Research and Development at December 31, 2016.

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

For all periods presented, basic and diluted loss per share are the same, as any additional Common Stock equivalents would be anti-dilutive. Potentially dilutive shares of Common Stock have been excluded from the calculation of the weighted average number of dilutive shares of Common Stock as follows:

	December 31,
	2016	2015
Common Stock to be issued upon conversion of convertible preferred stock - Series A	506,666	506,666
Common Stock to be issued upon conversion of convertible preferred stock - Series C	2,250,040	2,350,040
Outstanding warrants	5,060,857	8,698,580
Outstanding options	1,883,723	1,646,563

Total potentially dilutive shares of Common Stock	9,701,286	13,201,849

Note 5 – Stock-Based Compensation:

The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. Generally, the awards vest based upon time-based conditions or achievement of specified goals and milestones.

The Company did not issue options during the six month period ended December 31, 2016.

Stock option activity under the Company’s 2008 Plan and 1998 Plan for the six months ended December 31, 2016 is summarized as follows:

		Weighted
	Aggregate	Average	Exercise Price
	Number	Exercise Price	Range
Outstanding, June 30, 2016	1,917,238	$3.29	$0.22 - $ 108.00
Granted	-	$-	-
Exercised	-	$-	-
Cancelled	28,140	$0.83	$0.83
Expired	5,375	$64.66	$22.00 - $ 108.00
Outstanding, December 31, 2016	1,883,723	$3.15	$0.22 - $ 105.00

Options exercisable at December 31, 2016	1,855,538	$3.19

As of December 31, 2016, the aggregate intrinsic value of stock options outstanding was $0 with a weighted-average remaining term of 6.08 years. As of December 31, 2016, the Company has 4,054,977 shares available for future stock option grants.

Stock-based compensation expense for the three months ended December 31, 2016 and December 31, 2015 amounted to ($3,056) and $64,357, respectively. Stock-based compensation expense for the six months ended December 31, 2016 and December 31, 2015 amounted to $5,149 and $88,832, respectively.

As of December 31, 2016, total stock-based compensation expense not yet recognized related to stock option grants amounted to approximately $18,776 which will be recognized over the next 23 months.

Note 6 – Notes Payable:

On November 10, 2016, the Company entered into unsecured promissory notes (the “Notes”) in the aggregate amount of $300,000 with a related party, OPKO Health, Inc. and an existing stockholder of the Company. The Notes have customary events of default, an interest rate of 5% per annum with principal and interest due twelve months from their issuance. The Notes are to be used to fund operations.

Note 7 – Income Taxes:

The deferred tax liability in the amount of $3,240,000 remained in connection with the related Acquired Research and Development from the Company’s acquisition of Fabrus, Inc. in May 2014. Due to the impairment adjustment for the Acquired Research and Development costs, a tax benefit of $400,000 and $1,040,000 has been recognized for the three and six month period ended December 31, 2016, respectively. Accordingly, the deferred tax liability has been reduced by $1,040,000 for the six month period ended December 31, 2016, leaving a balance of $2,200,000 as of December 31, 2016.

No current provision for income taxes has been made for the six months ended December 31, 2016 and 2015 given the Company’s losses in 2016 and 2015 and available net operating loss carryforwards. A benefit has not been recorded as the realization of the net operating losses is not assured and the timing in which the Company can utilize its net operating loss carryforwards in any year or in total may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations.

Note 8 - Fair Value Measurements:

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2016 and June 30, 2016:

	Carrying	Fair Value Measurement at December 31, 2016
	Value	Level 1	Level 2	Level 3
Assets:
Cash	$149,193	$149,193	$-	$-

Warrant Liabilities	$-	$-	$-	$-

	Carrying	Fair Value Measurement at June 30, 2016
	Value	Level 1	Level 2	Level 3
Assets:
Cash	$810,808	$810,808	$-	$-

Warrant Liabilities	$956,575	$-	$-	$956,575

The following table summarizes the changes in fair value of the Company’s Level 3 financial investments:

For the Six months ended December 31, 2016

Beginning Balance	$956,575
Change in fair value of warrant liabilities, net	(305,091)
Change in fair value of stock right, net	(651,484)
Ending Balance	$-

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

Changes in the unobservable input values would have likely caused material changes in the fair value of the Company’s Level 3 financial instruments. The significant unobservable input used in the fair value measurement was the estimation of the likelihood of the occurrence of a change to the strike price of the warrants. A significant increase (decrease) in this likelihood would have resulted in a higher (lower) fair value measurement. As of December 31, 2016, the Company determined that there was no likelihood of completing an equity raise prior to the expiration of the warrant and stock right exercise price reset provisions of January 27, 2017.

As the exercise price reset provisions of the warrants and stock rights will expire prior to any equity financing, the Company has recognized $956,575 as income and adjusted the warrant and stock rights liability to $0 as of December 31, 2016.

Note 10 – Series C Preferred Stock:

During the six months ended December 31, 2016, 10,000 shares of Series C Preferred Stock were converted into 100,000 shares of Common Stock. Each share of Series C Preferred Stock converted into 10 shares of Common Stock.

Note 11 – Gain on Sale of Patents:

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

The stock received has been recorded under the cost method of accounting. It was determined that the fair value of the Intellectual Property sold and the equity received were $0. Therefore, there is no asset reflected in the consolidated balance sheet as of December 31, 2016. A gain of $149,728 was recognized as other income due to the cash received and the liability relieved exceeding the fair value of the Intellectual Property sold.

Note 12 – Recent Accounting Pronouncements:

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

In November 2014, the FASB issued ASU No. 2014-16, “Derivatives and Hedging (Topic 815), Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity,” (“ASU 2014-16”). All entities are required to use what is called the “whole instrument approach” to determine the nature of a host contract in a hybrid financial instrument issued in the form of a share. The guidance requires issuers and investors to consider all of a hybrid instrument’s stated and implied substantive terms and features, including any embedded derivative features being evaluated for bifurcation. The guidance eliminates the “chameleon approach,” under which all embedded features except the feature being analyzed are considered. The guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. The Company is implementing this update and based upon its initial evaluation, does not anticipate the full adoption of this standard will have a material impact on the Company’s financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, which addresses the presentation and classification of certain cash receipts and cash payments in the statement of cash flows under Accounting Standards Codification 230. The standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those fiscal years. Early application is permitted. The Company does not anticipate that the adoption of this standard will have a material impact on the Company’s financial statements.

Note 13 – Subsequent Events

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

Liquidity and Capital Resources

Overview

For the six months ended December 31, 2016, net cash of $1,011,615 was used in operating activities primarily due to a net loss of $1,723,408 which was decreased by non-cash expense of $462,045 and by changes in operating assets and liabilities in the amount of $249,748.

The $249,748 change in operating assets and liabilities was the result of a decrease in prepaid expenses in the amount of $121,261, a decrease in deposits of $ 10,970 and an increase in accounts payable and accrued expenses in the amount of $117,517 due to the timing of expenses and payments. During the six months ended December 31, 2016, $50,000 was received from investing activities related to the sale of patents.

The Company received $300,000 proceeds from the issuance of unsecured promissory notes.

As of December 31, 2016, our cash balance totaled $149,193, and we had a working capital deficit of $564,446.

Our future liquidity and capital funding requirements will depend on numerous factors, including, but not limited to, the levels and costs of our research and development initiatives. We anticipate that, based upon our current cash balance at December 31, 2016, we will be able to cover our expenses through February 28, 2017.

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

Results of Operations

Three Months Ended December 30, 2016 and Three Months Ended December 31, 2015

The net loss from operations for the three months ended December 31, 2016 was $1,507,487. The net loss from operations for the three months ended December 31, 2015 was $3,758,106. Such a change represents a decrease in net loss of $2,250,619 or 60%. This decrease in net loss was the result of impairment of Goodwill for the three months ended December 31, 2015, combined with the reduction of expenditures for general and administrative and research and development expenditures due do cost reduction efforts, partially offset by an impairment of Acquired Research and Development for the three months ended December 31, 2016.

Revenue

During the three months ended December 31, 2016, we did not generate revenues.

This compares to $37,500 in revenues generated for the three months ended December 31, 2015

General and Administrative Expenses (000’s)

	Three Months ended December 31
	2016	2015	Change	%

Payroll and benefits	$11	$6	$5	83.3%
Professional fees	225	245	(20)	-8.2%
Consultants	13	54	(41)	-75.9%
Stock-based compensation	(2)	60	(62)	-103.3%
Other general & Administrative Expenses	53	36	17	47.2%

Total G&A	$300	$401	$(101)	-25.2%

•	Payroll and benefits were higher for the three months ended December 31, 2016 due to reversal of an accrual for severance benefits during the three months ended December 31, 2015.

•	Professional fees were lower due to a reduction in accounting fees, which were partially offset by increased legal fees.

•	Consultant costs decreased as a result of salary reductions with respect to our Chief Executive Officer, who is treated as a consultant rather than an employee, along with reduced utilization of other consultants to preserve cash.

•	Stock-based compensation was lower because options were not issued during the three months ended December 31, 2016.

•

Other general and Administrative Expenses increased in the current period due to an increase in director fees. In the prior period options were issued as direct fees in lieu of cash payment, which increased Stock-based compensation rather than other general and Administrative Expenses.

Research and Development Expenses (000’s)

	Three Months ended December 31
	2016	2015	Change	%

Payroll	88	305	(217)	-71.1%
Patent Costs	96	78	18	23.1%
Facility Rent	37	87	(50)	-57.5%
Research Supplies	3	24	(21)	-87.5%
Depreciation	14	30	(16)	-53.3%
Stock-based compensation	(2)	5	(7)	-140.0%
Other research and development	(29)	66	(95)	-143.9%
Total research and development	$207	$595	$(388)	-65.2%

•	Payroll and benefits were lower due to a reduction in headcount and salary cuts for the Company’s Fabrus subsidiary during the three months ended December 31, 2016.

•	Patent costs increased for the three months ended December 31, 2016 than the three months ended 2015 due to the cost of certain required filings.

•	Facility rent decreased for the three months ended December 31, 2016 as a result of our move to a smaller, less expensive facility at the end of October 2016.

•	Research supplies were lower because, in an effort to preserve cash on hand, we drastically reduced research and development efforts.

•	Depreciation was lower because certain assets were fully depreciated prior to the three months ended December 31, 2016.

•	Stock-based compensation was lower primarily because options were not issued during the three months ended December 31, 2016.

•	Other research and development expenses decreased because, in an effort to preserve cash on hand, we drastically reduced our research efforts and reduced certain accrued clinical costs.

Six Months Ended December 30, 2016 and Six Months Ended December 31, 2015

The net loss from operations for the six months ended December 31, 2016 was $3,718,019. The net loss from operations for the six months ended December 31, 2015 was $4,909,462. Such a change represents a decrease in net loss of $1,191,443 or 24%. This decrease in net loss was the result of impairment of Goodwill for the six months ended December 31, 2015, partially offset by the impairment of Acquired Research and Development for the six months ended December 31, 2016, combined with the reduction of general and administrative and research and development expenditures due to cost reduction efforts.

Revenue

During the six months ended December 31, 2016, we did not generate revenues.

This compares to $75,000 in revenues generated for the six months ended December 31, 2015

General and Administrative Expenses (000’s)

	Six Months ended December 31
	2016	2015	Change	%

Payroll and benefits	$21	$11	$10	90.9%
Professional fees	522	624	(102)	-16.3%
Delaware Franchise Tax	74	74	-	0.0%
Consultants	34	98	(64)	-65.3%
Stock-based compensation	-	73	(73)	-100.0%
Other general & administrative expenses	129	108	21	19.4%

Total G&A	$780	$988	$(208)	-21.1%

•	Payroll and benefits were higher for the six months ended December 31, 2016 due to reversal of an accrual for severance benefits during the six months ended December 31, 2015.

•	Professional fees were lower due to a reduction in accounting fees, partially offset by increased legal fees.

•	Consultant costs decreased as a result of salary reductions with respect to our Chief Executive Officer, who is treated as a consultant rather than an employee, along with reduced utilization of other consultants to preserve cash.

•	Stock-based compensation was lower because options were not issued during the six months ended December 31, 2016 and director options were issued in payment of fees during the six months ended December 31, 2015.

•

Other general and Administrative Expenses increased in the current period due to an increase in director fees. In the prior period options were issued as direct fees in lieu of cash payment, which increased Stock-based compensation rather than other general and Administrative Expenses.

Research and Development Expenses (000’s)

	Six Months ended December 31
	2016	2015	Change	%

Payroll	217	586	(369)	-63.0%
Patent costs	128	189	(61)	-32.3%
Facility rent	123	180	(57)	-31.7%
Research supplies	10	60	(50)	-83.3%
Depreciation	26	62	(36)	-58.1%
Stock-based compensation	5	16	(11)	-68.8%
Other research and development	(21)	103	(124)	-120.4%
Total research and development	$488	$1,196	$(708)	-59.2%

•	Payroll and benefits were lower due to a reduction in headcount and salary cuts for the Company’s Fabrus subsidiary during the six months ended December 31, 2016.

•	Patent costs were lower for the six months ended December 31, 2016 than the six months ended 2015 due to cost reduction efforts.

•	Facility rent decreased for the six months ended December 31, 2016 as a result of our move to a smaller, less expensive facility at the end of October 2016.

•	Research supplies were lower because, in an effort to preserve cash on hand, we drastically reduced research and development efforts.

•	Depreciation was lower because certain assets were fully depreciated prior to the six months ended December 31, 2016.

•	Stock-based compensation was lower primarily because options were not issued during the six months ended December 31, 2016.

•	Other research and development expenses decreased because, in an effort to preserve cash on hand, we drastically reduced our research efforts and reduced certain accrued clinical costs.

Contractual Obligations and Contingent Liabilities

During the six months ended December 31, 2016, the Company issued unsecured promissory notes in the aggregate amount of $300,000 with a related party, OPKO Health, Inc. and an existing stockholder of the Company. The Notes have customary events of default, an interest rate of 5% per annum with principal and interest due twelve months from their issuance.

There were no other material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

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

The principal executive officer and principal financial officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2016. Based on that evaluation, management has concluded that as of December 31, 2016, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting as noted in the Company’s Form 10-K for the year ended June 30, 2016 as filed with the SEC on October 13, 2016. The material weakness identified by management relates to the review of the accounting and calculation surrounding its equity-linked financial instruments, which resulted in material adjustments to our financial statements. The material weakness has not yet been remediated. Management is committed to remediate its control deficiencies that constitute the material weaknesses by implementing changes to our internal control over financial reporting and will continue to review and make the changes necessary in order to improve the overall effectiveness of our internal controls over financial reporting. In addition, management has commenced steps to remediate the material weakness identified and to adequately and appropriately review all equity-linked accounting instruments and related accounting issues. Notwithstanding the material weaknesses that existed as of June 30, 2016 and December 31, 2016, our principal executive officer and principal financial officer have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material aspects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America.

(b)	Changes in internal controls.

As a result of the material weaknesses described above, there were changes (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) in internal control over financial reporting during the six month period ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. Management will continue to evaluate internal controls for effective remediation of the identified material weakness.

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

Based upon cash on hand as of December 31, 2016, we believe we have enough cash to fund operations through February 28, 2017.

We have a limited operating history and have incurred substantial losses and expect to incur future losses.

We are a development stage biotechnology company with a limited operating history and limited assets and capital. We have incurred losses each year since inception and had an accumulated deficit of $117,378,750 at December 31, 2016. We have generated minimal revenues by licensing our technology for certain crops to companies willing to share in our development costs. In addition, our technology may not be ready for commercialization for several years. We expect to continue to incur losses for the next several years because we anticipate that our expenditures on research and development and administrative activities will significantly exceed our revenues during that period. We cannot predict when, if ever, we will become profitable.

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

We believe that at the projected rate of spending, we should have sufficient cash to maintain our present operations through February 28, 2017.

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

As of December 31, 2016, we had a cash balance of $149,193 and working capital deficit of $564,446. Using our available reserves as of December 31, 2016 we believe that we can operate according to our current business plan at least through February 28, 2017.

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

Investors may experience dilution in their investment from future offerings of our common stock. For example, if we raise additional capital by issuing equity securities, such an issuance would reduce the percentage ownership of existing stockholders. In addition, assuming the exercise of all options and warrants outstanding and the conversion of the preferred stock into common stock, as of December 31, 2016, we had 460,854,810 shares of common stock authorized but unissued and unreserved, which may be issued from time to time by our board of directors. Furthermore, we may need to issue securities that have rights, preferences and privileges senior to our common stock. Failure to obtain financing on acceptable terms would have a material adverse effect on our liquidity.

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

In its current state of development, our technology is not ready to be marketed to consumers. We intend to follow a multifaceted commercialization strategy that involves the licensing of our technology to business partners for the purpose of further technological development, marketing and distribution. We have and are seeking business partners who will share the burden of our development costs while our technology is still being developed, and who will pay us royalties when they market and distribute products incorporating our technology upon commercialization. The establishment of joint ventures and strategic alliances may create future competitors, especially in certain regions abroad where we do not pursue patent protection. If we fail to establish beneficial business partners and strategic alliances, our growth will suffer and the continued development of our technology may be harmed.

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

As of December 31, 2016, our executive officers and directors together beneficially own approximately 16.2% of the outstanding shares of our common stock, assuming the exercise of options and warrants which are currently exercisable or will become exercisable within 60 days of December 31, 2016, held by these stockholders. Additionally, there are three shareholders that each beneficially own more than 5% of the outstanding shares of our common stock. As a result, these stockholders, acting together, will be able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over then-current market prices.

A significant portion of our total outstanding shares of common stock may be sold in the market in the near future, which could cause the market price of our common stock to drop significantly.

As of December 31, 2016, we had 20,736,847 shares of our common stock issued and outstanding, 380 shares of Series A convertible preferred stock outstanding which can convert into 506,666 shares of common stock and 225,004 shares of Series C convertible preferred stock outstanding which can convert into 2,250,040 shares of common stock. All of our outstanding shares of common stock are registered pursuant to registration statements on Forms S-1 or S-3 or are either eligible to be sold under Rule 144 of the Securities Act of 1933, as amended, or are in the public float.  In addition, we have registered 4,917,670 shares of our common stock underlying options granted or available to be granted under our stock option plans. Consequently, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, may have a material adverse effect on our stock price.

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

For example, during the three months ended December 31, 2016, our common stock traded between $0.11 and $0.20 per share.

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

As of December 31, 2016, we have outstanding 380 shares of Series A convertible preferred stock which may convert into 506,666 shares of common stock, 225,004 shares of Series C convertible preferred stock outstanding which can convert into 2,250,040 shares of common stock and warrants to purchase 5,060,857 shares of our common stock. In addition, as of December 31, 2016, we have reserved 5,938,700 shares of our common stock for issuance upon the exercise of options granted or available to be granted pursuant to our stock option plan, all of which may be granted in the future. Furthermore, in connection with the preferred stock agreements, we are required to reserve an additional 4,652,080 shares of common stock. The conversion of the convertible preferred stock and the exercise of these options and warrants will result in dilution to our existing stockholders and could have a material adverse effect on our stock price. The conversion price of the convertible preferred stock is also subject to certain anti-dilution adjustments.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits.

Exhibit No.	Description

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).
31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350. (furnished herewith).
32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350. (furnished herewith).
101.1	Financial Statements from the Quarterly Report on Form 10-Q of Sevion Therapeutics, Inc. for the quarter ended December 31, 2016, filed on February 10, 2017, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Stockholder’s Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements. (filed herewith).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEVION THERAPEUTICS, INC.

DATE: February 10, 2017	By:	/s/ David Rector
David Rector
Chief Executive Officer
(Principal Executive Officer)

DATE: February 10, 2017	By:	/s/ James Schmidt
James Schmidt
Chief Financial Officer
(Principal Financial and Accounting Officer)

