Form 10-Q
period 2017-03-31
Sevion Therapeutics, Inc.
filed 2017-05-22
CIK 1035354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “accelerated filer”, “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes: ☐	No: ☒

26,920,556 shares of the issuer’s common stock, par value $0.01 per share, were outstanding as of April 28, 2017.

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

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

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	31-Mar	June 30,
	2017	2016

ASSETS

CURRENT ASSETS:
Cash	$241,950	$810,808
Prepaid expenses and other current assets	30,309	171,820

Total Current Assets	272,259	982,628

Equipment, furniture and fixtures, net	60,146	92,554
Acquired research and development	5,500,000	8,100,000
Security deposits	9,800	50,770

TOTAL ASSETS	$5,842,205	$9,225,952

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$109,146	$90,305
Accrued expenses	157,993	256,376
Notes payable	256,819	-
Derivative liability	533,516	-
Other current liabilities	-	22,310

Total Current Liabilities	1,057,474	368,991

Warrant and stock right liabilities	-	956,575
Deferred tax liability	2,200,000	3,240,000
Other liabilities	-	99,728

TOTAL LIABILITIES	3,257,474	4,665,294

STOCKHOLDERS' EQUITY:
Convertible preferred stock, $0.01 par value, authorized 1,228,500 shares
Series C 235,837 shares issued and 225,004 and 235,004 shares outstanding, respectively (liquidation preference of $2,250 and $2,350 at March 31, 2017 and June 30, 2016, respectively)	2,250	2,350
Series A 10,297 shares issued and 270 shares outstanding (liquidation preference of $271,166 at March 31, 2017 and $389,500 at June 30, 2016)	3	4
Common stock, $0.01 par value, authorized 500,000,000 shares, issued and outstanding 26,920,556 and 20,496,385 at March 31, 2017 and June 30, 2016, respectively	269,206	204,964
Capital in excess of par	121,767,033	119,983,399
Accumulated deficit	(119,453,761)	(115,630,059)

Total Stockholders' Equity	2,584,731	4,560,658

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,842,205	$9,225,952

See Notes to Condensed Consolidated Financial Statements

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016

Licensing Revenue	$-	$-	$-	$75,000

Operating expenses:
General and administrative	215,146	331,611	995,275	1,319,986
Research and development	126,743	576,443	614,359	1,772,530
Impairment of goodwill	-	2,980,951	-	5,780,951
Impairment of acquired R&D	-	1,000,000	2,600,000	1,000,000
Gain on Sale of patents	-	-	(149,728)	-

Total operating expenses	341,889	4,889,005	4,059,906	9,873,467

Loss from operations	(341,889)	(4,889,005)	(4,059,906)	(9,798,467)

Other non-operating income (expense)
Change in fair value of stock right	-	742,253	651,484	315,862
Change in fair value of warrant liability	-	667,639	305,091	1,967,700
Change in fair value of note derivative liability	55,550	-	55,550	-
Stock issuance for anti-dilution right	(1,417,922)	-	(1,417,922)	-
Modification of warrant exercise price	(307,774)	-	(307,774)	-
Interest income (expense) - net	(53,997)	-	(55,962)	(371)

Net loss before income tax benefit	(2,066,032)	(3,479,113)	(4,829,439)	(7,515,276)

Income tax benefit	-	400,000	1,040,000	400,000

Net loss	(2,066,032)	(3,079,113)	(3,789,439)	(7,115,276)

Preferred dividends	(8,979)	(9,501)	(34,263)	(171,984)

Loss applicable to common shares	(2,075,011)	(3,088,614)	(3,823,702)	(7,287,260)

Other comprehensive loss	-	-	-	-

Comprehensive loss	$(2,075,011)	$(3,088,614)	$(3,823,702)	$(7,287,260)

Basic and diluted net loss per common share	$(0.09)	$(0.15)	$(0.18)	$(0.36)

Basic and diluted weighted-average number of common shares outstanding	23,521,726	20,420,608	21,644,282	20,282,054

See Notes to Consolidated Financial Statements

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 2017

(unaudited)

					Capital in Excess	Accumulated	Stockholders'
	Preferred Stock		Common Stock		of Par Value	Deficit	Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2016	235,384	$2,354	20,496,385	$204,964	$119,983,399	$(115,630,059)	$4,560,658

Stock issued for anti-dilution right		-	5,671,689	56,717	1,361,205	-	1,417,922

Warrant modification	-	-	-	-	307,774	-	307,774

Stock-based compensation	-	-	-	-	79,482	-	79,482

Preferred stock converted into common stock	(10,110)	(101)	540,000	5,400	(5,299)	-	-

Dividends Paid			212,482	2,125	40,472	(33,096)	9,501

Dividends accrued and unpaid at March 31, 2017	-	-	-	-	-	(1,167)	(1,167)

Net loss	-	-	-	-	-	(3,789,439)	(3,789,439)

Balance at March 31, 2017	$225,274	$2,253	26,920,556	$269,206	$121,767,033	$(119,453,761)	$2,584,731

See Notes to Consolidated Financial Statements

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(3,789,439)	$(7,115,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash income related to change in fair value
- stock right	(651,484)	(315,862)
- warrant liability	(305,091)	(1,967,700)
- derivative liability	(55,550)	-
Noncash charge for modification of warrant terms	307,774	-
Noncash charge for common stock anti-dilution issuance	1,417,922	-
Noncash charge for accretion of debt discount	45,885	-
Gain on sale of patents	(149,728)
Stock-based compensation expense	79,482	95,008
Depreciation and amortization	34,908	80,588
Impairment of goodwill	-	5,780,951
Impairment of acquired R&D	2,600,000	1,000,000
Deferred tax liability reduction for impairment of acquired R&D	(1,040,000)	(400,000)
Deferred rent	(22,310)	(46,572)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	141,511	317,009
Security deposit	40,970	-
Accounts payable	18,841	(175,430)
Accrued expenses	(90,049)	(139,145)
Deferred revenue	-	(75,000)
Net cash used in operating activities	(1,416,358)	(2,961,429)

Cash flows from investing activities:
Proceeds from sale of patents	50,000	-
Purchase of equipment, furniture and fixtures	(2,500)	-
Net cash provided by investing activities	47,500	-

Cash flows from financing activities:
Proceeds from issuance of bridge notes	800,000	-
Proceeds from issuance of common stock and warrants, net and exercise of warrants and options	-	1,152,397
Net cash provided by financing activities	800,000	1,152,397

Net (decrease) in cash	(568,858)	(1,809,032)

Cash at beginning of period	810,808	3,334,626
Cash at end of period	$241,950	$1,525,594

Supplemental disclosure of non-cash transactions:
Conversion of preferred stock into common stock	$5,299	$6,075
Allocation of equity proceeds to warrants	$-	$559,261
Allocation of equity proceeds to stock rights	$-	$142,854
Allocation of preferred stock proceeds to beneficial conversion feature	$-	$135,701
Allocation of convertible note proceeds to derivative liability	$589,066	$-
Issuance of common stock for dividend payments on preferred stock	$42,597	$23,615
Dividends accrued on preferred stock	$(1,167)	$(19,003)

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of March 31, 2017 and the results of its operations for the three months and nine months ended March 31, 2017 and cash flows for the nine months ended March 31, 2017.

Interim results are not necessarily indicative of results for the full fiscal year.

Note 2 – Liquidity:

As shown in the accompanying condensed consolidated financial statements, the Company has a history of losses with an accumulated deficit of $119,453,761 and has generated minimal revenues by licensing its technology to companies willing to share in its development costs. In addition, the Company’s technology may not be ready for commercialization for several years. The Company expects to continue to incur losses for the next several years because it anticipates that its expenditures on research and development and administrative activities will significantly exceed its revenues during that period. The Company cannot predict when, if ever, it will become profitable.

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

As of March 31, 2017, the Company had cash in the amount of $241,950. The Company estimates that its cash as of March 31, 2017 and the $300,000 proceeds to be received from the issuance of convertible promissory notes on May 19, 2017 to an existing stockholder of the Company, will cover its expenses through June 30, 2017.

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

The Company determined enterprise value to be the most reasonable measurement of Intangibles for purposes of the analysis. The Company concluded that there was no impairment based on the Company’s market value for the three months ended March 31, 2017. Cumulative impairment recorded for the nine months ended March 31, 2017 was $2,600,000.

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

For all periods presented, basic and diluted loss per share are the same, as any additional Common Stock equivalents would be anti-dilutive. Potentially dilutive shares of Common Stock have been excluded from the calculation of the weighted average number of dilutive shares of Common Stock as follows:

	March 31,
	2017	2016
Common Stock to be issued upon conversion of convertible preferred stock - Series A	1,080,000	506,666
Common Stock to be issued upon conversion of convertible preferred stock - Series C	4,218,825	2,350,040
Outstanding warrants	5,011,591	8,698,580
Outstanding options	2,319,621	1,646,563

Total potentially dilutive shares of Common Stock	12,630,037	13,201,849

Note 5 – Stock-Based Compensation:

The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. Generally, the awards vest based upon time-based conditions or achievement of specified goals and milestones.

Stock option activity under the Company’s 2008 Plan and 1998 Plan for the nine months ended March 31, 2017 is summarized as follows:

		Weighted
	Aggregate	Average	Exercise Price
	Number	Exercise Price	Range
Outstanding, June 30, 2016	1,917,238	$3.29	$ 0.22 - $ 108.00
Granted	436,363	$0.22	$0.22
Exercised	-	$-	-
Cancelled	28,140	$0.83	$0.83
Expired	5,840	$62.93	$22.00 - $ 108.00
Outstanding, March 31, 2017	2,319,621	$2.59	$ 0.22 - $ 99.00

Options exercisable at March 31, 2017	2,291,436	$2.62

As of March 31, 2017, the aggregate intrinsic value of stock options outstanding was $0 with a weighted-average remaining term of 6.60 years. As of March 31, 2017, the Company has 5,119,079 shares available for future stock option grants.

Stock-based compensation expense for the three months ended March 31, 2017 and March 31, 2016 amounted to $74,333 and $6,175, respectively. Stock-based compensation expense for the nine months ended March 31, 2017 and March 31, 2016 amounted to $79,482 and $95,008, respectively.

As of March 31, 2017, total stock-based compensation expense not yet recognized related to stock option grants amounted to approximately $16,276 which will be recognized over the next 20 months.

Note 6 – Notes Payable:

On February 15, 2017, the Company issued convertible promissory notes (the “Notes”) in the aggregate amount of $500,000 to OPKO Health, Inc. and an existing stockholder of the Company (the “Noteholders”). The Notes have customary events of default, an interest rate of 6% per annum, and principal and interest due six months from the date of issuance (the “Maturity Date”).

The Notes provide for mandatory conversion: (a) if the Company enters into a transaction or series of transactions for an aggregate sale price of at least One Million Dollars ($1,000,000) of the Company’s capital stock (referred to as the “Qualified Financing”) then the outstanding principal balance and accrued but unpaid interest on the Notes will automatically convert into such capital stock sold in the Qualified Financing at a conversion price equal to the lesser of (i) the price per share paid by investors at the close of the Qualified Financing or (ii) $0.10 (the “Conversion Price”); or (b) upon a sale of all or substantially all of the Company’s assets, whether by sale, acquisition or merger, the outstanding principal balance and accrued but unpaid interest on the Notes will automatically convert at the Conversion Price into shares of Common Stock or such other securities on terms and conditions agreed upon by the Company and the holders of a majority of the outstanding principal amount of the Notes. Additionally, the Notes contain an optional conversion feature which provides that all or any portion of the outstanding principal balance and accrued but unpaid interest on the Notes may be converted at the Conversion Price.

In connection with the issuance of the Notes, the Company also amended and restated promissory notes issued to the Noteholders in November 2016 (the “Previous Notes”) in order to make the Previous Notes convertible upon the same terms as the Notes. As previously publicly disclosed, the Previous Notes had customary events of default, an interest rate of 5% per annum, and principal and interest due twelve months from their issuance. The Previous Notes, as amended and restated (the “Amended Notes”), bear interest at a rate of 6% per annum, with principal and interest due twelve months from their original issuance date.

The Company reviewed applicable guidance in Accounting Standards Codification (“ASC”) 470, Debt, and concluded that the amendment of the Previous Notes met the definition of trouble debt restructuring, because the Company was experiencing financial difficulty, and the debt holders granted a concession to the Company. Total undiscounted cash flows of the Amended Notes was greater than the carrying amount of the Previous Notes on the date of the amendment. Consequently, under the guidance of ASC 470, no gain or loss was recognized on the date of the amendment. The carrying amount of the Previous Notes on the date of the amendment is accreted to the maturity value under the Amended Notes using the effective interest method over the remaining term of the Amended Notes.

The Company evaluated the conversion options in the Notes and Amended Notes summarized above under the authoritative guidance in ASC 815 for Derivatives and Hedging, and concluded that the conversion options meet the definition of a derivative, and require bifurcation and separate accounting from the Notes (see Note 9). The fair value of the conversion options was recognized as a short term liability in the balance sheet, with any changes in fair value recorded in the statement of operations at each reporting period. The conversion option derivative created a debt discount of $589,066 to be amortized over the next 8 months.

Notwithstanding the above, the Notes and the Amended Notes contain a blocker feature which does not allow for conversion if it would cause such purchaser’s beneficial ownership of the shares of capital stock of any class of the Company outstanding at the time of conversion to exceed 4.99%, except that the Company may increase this beneficial ownership limitation to 9.99% in such purchaser’s sole discretion upon sixty-one (61) days’ notice. This limitation automatically terminates on the date that is fifteen (15) days prior to the Maturity Date.

The Notes and the Amended Notes were issued pursuant to the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

Note 7 – Income Taxes:

The deferred tax liability in the amount of $3,240,000 remained in connection with the related Acquired Research and Development from the Company’s acquisition of Fabrus, Inc. in May 2014. Due to the impairment adjustment for the Acquired Research and Development costs, a tax benefit of $1,040,000 has been recognized for the nine month period ended March 31, 2017. Accordingly, the deferred tax liability has been reduced by $1,040,000 for the nine month period ended March 31, 2017, leaving a balance of $2,200,000 as of March 31, 2017.

No current provision for income taxes has been made for the nine months ended March 31, 2017 and 2016 given the Company’s losses in 2016 and 2015 and available net operating loss carryforwards. A benefit has not been recorded as the realization of the net operating losses is not assured and the timing in which the Company can utilize its net operating loss carryforwards in any year or in total may be limited by provisions of the Internal Revenue Code regarding changes in ownership of corporations.

Note 8 - Fair Value Measurements:

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2017 and June 30, 2016:

	Carrying	Fair Value Measurement at March 31, 2017
	Value	Level 1	Level 2	Level 3
Assets:
Cash	$241,950	$241,950	$-	$-

Derivative Liability	$533,516	$-	$-	$533,516

	Carrying	Fair Value Measurement at June 30, 2016
	Value	Level 1	Level 2	Level 3
Assets:
Cash	$810,808	$810,808	$-	$-

Warrant Liabilities	$956,575	$-	$-	$956,575

The following table summarizes the changes in fair value of the Company’s Level 3 financial investments:

For the Nine months ended March 31, 2017

Beginning Balance	$956,575
Allocation of convertible note proceeds to derivative liability	589,066
Change in fair value of derivative liability	(55,550)
Change in fair value of warrant liabilities, net	(305,091)
Change in fair value of stock right, net	(651,484)
Ending Balance	$533,516

Note 9 – Warrant and Derivative Liabilities:

The warrant liabilities represent the fair value of Common Stock purchase warrants which have exercise price reset features estimated using a Monte Carlo valuation model. For the quarter ended December 31, 2016, it was determined that the exercise price reset provisions of the warrants and stock rights would expire prior to any equity financing. The Company recognized $956,575 as income and adjusted the warrant and stock rights liability to $0 as of December 31, 2016.

In connection with the issuance of the Notes (see Note 6), the Company amended the exercise price of the warrants downward to $0.40 a share. In addition, the warrant agreement was amended so that the price reset features would no longer be in force during the remaining term of the warrants. The Company reviewed the terms of the warrant agreement and guidance in the authoritative literature, and concluded that the warrants are classified in equity.

The Company recognized a one-time charge for the warrant price modification of $307,774 based upon the change in value of the warrants immediately prior to and subsequent to the exercise price adjustment. The Company used a modified Black Scholes fair value method to compute this value of the warrants based upon the exercise price of $0.75 and $1.50 for the warrants before and $0.40 exercise price after the modification. The stock price was $0.25, expected life ranged from 0.71 to 0.95 of a year, volatility ranged from 171% to 178% and the discount rate ranged from 0.77% to 0.86% for the before and after calculation.

Derivative liability recognized for the conversion option derivative (see Note 6) is a recurring fair value measurement that was established in February 2017, and marked to market at each reporting period, with any gain or loss recognized in the statement of operations. The Company estimated the fair value of the derivative financial instrument using a probability weighted Black Scholes pricing model, which uses inputs that are considered level 3 liabilities under authoritative guidance. Estimating the fair value of the derivative liability requires the use of significant and subjective inputs that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are volatile and sensitive to changes in the Company’s trading market price and other key assumptions. From February 2017 to March 2017, the Company recorded a gain of $55,550 due to a decrease in the fair value of the derivative liability, which was included as a non-operating income in the statement of operations for the three months ended March 31 2017. The assumptions used to value the derivative at the origination date and at March 31, 2017 are as follows:

	February 15, 2017	March 31, 2017
Stock Price	$0.15 - $0.25	$0.15 - $0.18
Estimated life in years	0.17 to 0.75	0.17 to 0.63
Risk-free interest rate(1)	0.54% - 0.77%	0.76% - 0.94%
Volatility	173.5% - 214.5%	160.0% - 178.0%
Dividend paid	0.00%	0.00%

(1)	Represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the term.

Note 10 – Common Stock Issuance

On February 15, 2017, in connection with the Notes (see Note 6) and Series A Exchange Agreement (see Note 11), the Company executed a consent and waiver agreement, by and among the Company and certain investors (the “Consent and Waiver Agreement”), which extended certain anti-dilution and exercise price adjustment rights to the investors and placement agent that participated in the Company’s 2015 financing (the “Price Protection Provisions”) and set a floor at $0.40 per share. The Price Protection Provisions were triggered by the issuance of the Notes (Note 6).

The Company issued 5,671,689 shares of common stock as per the Price Protection Provisions of the Consent and Waiver Agreement. Based upon the market value of the stock on the date of issuance, the Company recognized a charge of $1,417,922 for the stock rights granted under the Price Protection Provisions, which was included as a non-operating expense in the statement of operations for the three months ended March 31, 2017. In connection with the issuance of common stock as described above, the Price Protection Provisions were extinguished and will not apply to any future financings.

Note 11 – Series A Preferred Stock:

On February 15, 2017, in connection with the issuance of the Notes (see Note 6), certain of the holders of the Company’s outstanding Series A Preferred Stock exchanged 110 shares of Series A Preferred Stock for 440,000 shares of Common Stock, at an exchange price of $0.25 per share, pursuant to a preferred stock exchange agreement, by and among the Company and the holders of its Series A Preferred Stock (the “Exchange Agreement”). Since February 2017, one holder owning 200 shares of Series A Preferred Stock has yet to convert after agreeing that such investor would convert.

The shares of Common Stock issued pursuant to the Exchange Agreement were issued solely to former holders of Series A Preferred Stock, upon exchange pursuant to the exemption from registration provided under Section 3(a)(9) of the Securities Act. This exemption is available to the Company because the shares of Common Stock were exchanged by the Company with its existing security holders with no commission or other remunerations being paid or given for soliciting such an exchange.

Note 12 – Series C Preferred Stock:

During the nine months ended March 31, 2017, 10,000 shares of Series C Preferred Stock were converted into 100,000 shares of Common Stock. Each share of Series C Preferred Stock converted into 10 shares of Common Stock.

In connection with the Consent and Waiver Agreement (see Note 10), the conversion rate for the Series C Preferred Stock was set at $0.40 per share. Prior to the Consent and Waiver Agreement, the conversion rate was $0.75 per share. Such reduction of conversion price did not have an impact on the consolidated financial statements for the three months ended March 31 2017.

Note 13 – Gain on Sale of Patents:

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

The stock received has been recorded under the cost method of accounting. It was determined that the fair value of the Intellectual Property sold and the equity received were $0. Therefore, there is no asset reflected in the consolidated balance sheet as of March 31, 2017. A gain of $149,728 was recognized as other income due to the cash received and the liability relieved exceeding the fair value of the Intellectual Property sold.

Note 14 – Recent Accounting Pronouncements:

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

In May 2014, the FASB issued ASU No. 2014- 09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 requires that a company recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which the company expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In July 2015, the FASB approved a proposal to defer the effective date of the guidance until annual and interim reporting periods beginning after December 15, 2017, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company does not anticipate that the adoption of this standard will have a material impact on the Company’s financial statements.

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

Note 15 – Subsequent Events

On May 19, 2017, the Company approved a convertible promissory note (the “May Note”) in the aggregate amount of $300,000 to an existing stockholder of the Company. The May Note has customary events of default, an interest rate of 6% per annum, and principal and interest due six months from the date of issuance.

The May Note provides for mandatory conversion: (a) if the Company enters into a transaction or series of transactions for an aggregate sale price of at least One Million Dollars ($1,000,000) of the Company’s capital stock (referred to as the “Qualified Financing”) then the outstanding principal balance and accrued but unpaid interest on the May Note will automatically convert into such capital stock sold in the Qualified Financing at a conversion price equal to the lesser of (i) the price per share paid by investors at the close of the Qualified Financing or (ii) $0.10 (the “Conversion Price”); or (b) upon a sale of all or substantially all of the Company’s assets, whether by sale, acquisition or merger, the outstanding principal balance and accrued but unpaid interest on the May Note will automatically convert at the Conversion Price into shares of Common Stock or such other securities on terms and conditions agreed upon by the Company and the holder of the outstanding principal amount of the May Note. Additionally, the May Note contains an optional conversion feature which provides that all or any portion of the outstanding principal balance and accrued but unpaid interest on the May Note may be converted at the Conversion Price.

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

Liquidity and Capital Resources

Overview

For the nine months ended March 31, 2017, net cash of $1,416,358 was used in operating activities primarily due to a net loss of $3,789,439 which was decreased by non-cash expense of $2,261,808 and by changes in operating assets and liabilities in the amount of $111,273.

The $111,273 change in operating assets and liabilities was the result of a decrease in prepaid expenses in the amount of $141,511, a decrease in deposits of $ 40,970 and an increase in accounts payable and accrued expenses in the amount of $71,208 due to the timing of expenses and payments. During the nine months ended March 31, 2017, $50,000 was received from investing activities related to the sale of patents and $2,500 utilized for the purchase of fixed assets.

We received $800,000 proceeds from the issuance of convertible promissory notes.

As of March 31, 2017, our cash balance totaled $241,950, and we had a working capital deficit of $785,215.

Our future liquidity and capital funding requirements will depend on numerous factors, including, but not limited to, the levels and costs of our research and development initiatives. We anticipate that, based upon our current cash balance at March 31, 2017, and the proceeds received from the issuance of a convertible promissory note, or the May Note, approved on May 19, 2017 to an existing stockholder of the Company, in the aggregate amount of $300,000, we will be able to cover our expenses through June 30, 2017. The May Note has customary events of default and an interest rate of 6% per annum with principal and interest due six months from its issuance.

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

Results of Operations

Three Months Ended March 31, 2017 and Three Months Ended March 31, 2016

The net loss from operations for the three months ended March 31, 2017 was $341,889. The net loss from operations for the three months ended March 31, 2016 was $4,889,005. Such a change represents a decrease in net loss of $4,547,116 or 93%. This decrease in net loss was the result of impairment of Goodwill and Acquired Research and Development for the three months ended March 31, 2016, combined with the reduction of expenditures for general and administrative and research and development expenditures due do cost reduction efforts.

Revenue

During the three months ended March 31, 2017 and March 31, 2016, we did not generate revenues.

General and Administrative Expenses (000’s)

	Three Months ended March 31
	2017	2016	Change	%

Payroll and benefits	$10	$10	$-	0.0%
Professional fees	106	156	(50)	-32.1%
Consultants	22	47	(25)	-53.2%
Stock-based compensation	74	2	72	3600.0%
Other general & Administrative Expenses	3	81	(78)	-96.3%

Total G&A	$215	$332	$(117)	-35.2%

•	Professional fees were lower due to a reduction in accounting fees, which were partially offset by increased legal fees.

•	Stock-based compensation was higher as options were issued during the three months ended March 31, 2017 while no options were issued during the three months ended March 31, 2016.

•	Consultant costs decreased as a result of salary reductions with respect to our Chief Executive Officer, who is treated as a consultant rather than an employee, along with reduced utilization of other consultants to preserve cash.

•	Other general and administrative expenses decreased mostly due to a decrease in director fees as the expense was transferred to stock-based compensation upon the issuance of options in lieu of cash payment.

•	Delaware Franchise Tax decreased due to reduced tax liability computed upon filing of the annual return.

Research and Development Expenses (000’s)

	Three Months ended March 31
	2017	2016	Change	%

Payroll	88	280	(192)	-68.6%
Patent Costs	11	63	(52)	-82.5%
Facility Rent	13	83	(70)	-84.3%
Depreciation	9	19	(10)	-52.6%
Stock-based compensation	1	4	(3)	-75.0%
Other research and development	5	76	(71)	-93.4%
Research Supplies	-	51	(51)	-100.0%
Total research and development	$127	$576	$(449)	-78.0%

•	Payroll and benefits were lower due to a reduction in headcount and salary cuts for our Fabrus subsidiary during the three months ended March 31, 2017.

•	Patent costs decreased due to the timing of certain required filings combined with efforts to focus on United States patent portfolio.

•	Facility rent decreased for the three months ended March 31, 2017 as a result of our move to a smaller, less expensive facility at the end of October 2016.

•	Research supplies were lower because, in an effort to preserve cash on hand, we drastically reduced research and development efforts.

•	Other research and development expenses decreased because, in an effort to preserve cash on hand, we drastically reduced our research efforts.

Nine Months Ended March 31, 2017 and Nine Months Ended March 31, 2016

The net loss from operations for the nine months ended March 31, 2017 was $4,059,906. The net loss from operations for the nine months ended March 31, 2016 was $9,798,467. Such a change represents a decrease in net loss of $5,738,561 or 59%. This decrease in net loss was the result of impairment of Goodwill and Acquired Research and Development for the nine months ended March 31, 2016, partially offset by the impairment of Acquired Research and Development for the nine months ended March 31, 2017, combined with the reduction of general and administrative and research and development expenditures due to cost reduction efforts.

Revenue

During the nine months ended March 31, 2017, we did not generate revenues.

This compares to $75,000 in revenues generated for the nine months ended March 31, 2016.

General and Administrative Expenses (000’s)

	Nine Months ended March 31
	2017	2016	Change	%

Payroll and benefits	$31	$21	$10	47.6%
Professional fees	628	780	(152)	-19.5%
Delaware Franchise Tax	74	110	(36)	-32.7%
Stock-based compensation	74	75	(1)	-1.3%
Consultants	56	145	(89)	-61.4%
Other general & administrative expenses	132	189	(57)	-30.2%

Total G&A	$995	$1,320	$(325)	-24.6%

•	Payroll and benefits were higher for the nine months ended March 31, 2017 due to reversal of an accrual for severance benefits during the nine months ended March 31, 2016.

•	Professional fees were lower due to a reduction in accounting fees, partially offset by increased legal fees.

•	Delaware Franchise Tax decreased as the basis for the tax which includes total assets decreased resulting in lower estimated tax.

•	Consultant costs decreased as a result of salary reductions with respect to our Chief Executive Officer, who is treated as a consultant rather than an employee, along with reduced utilization of other consultants to preserve cash.

•	Other general and administrative expenses decreased in the current period due to reduced insurance expense as activities have been reduced combined with ongoing cost reduction efforts.

Research and Development Expenses (000’s)

	Nine Months ended March 31
	2017	2016	Change	%

Payroll	305	865	(560)	-64.7%
Patent costs	139	253	(114)	-45.1%
Facility rent	136	263	(127)	-48.3%
Research supplies	10	111	(101)	-91.0%
Depreciation	35	81	(46)	-56.8%
Stock-based compensation	6	20	(14)	-70.0%
Other research and development	(17)	179	(196)	-109.5%
Total research and development	$614	$1,772	$(1,158)	-65.3%

•	Payroll and benefits were lower due to a reduction in headcount and salary cuts for our Fabrus subsidiary during the nine months ended March 31, 2017.

•	Patent costs were lower for the nine months ended March 31, 2017 than the nine months ended March 31, 2016 due to cost reduction efforts.

•	Facility rent decreased for the nine months ended March 31, 2017 as a result of our move to a smaller, less expensive facility at the end of October 2016.

•	Research supplies were lower because, in an effort to preserve cash on hand, we drastically reduced research and development efforts.

•	Depreciation was lower because certain assets were fully depreciated prior to the nine months ended March 31, 2017.

•	Stock-based compensation was lower primarily because options attributed to research and development were not issued during the nine months ended March 31, 2017.

•	Other research and development expenses decreased because, in an effort to preserve cash on hand, we drastically reduced our research efforts and reduced certain accrued clinical costs.

Contractual Obligations and Contingent Liabilities

During the nine months ended March 31, 2017, we issued convertible promissory notes in the aggregate amount of $800,000. In February 2017, we issued convertible notes in the amount of $500,000, which we refer to as the Notes, to a related party, OPKO Health, Inc. and an existing stockholder of the Company, or the Noteholders. The Notes have customary events of default, an interest rate of 6% per annum with principal and interest due six to twelve months from their issuance. In connection with the Notes, we also amended and restated promissory notes issued to the Noteholders in November 2016 in the amount of $300,000, which we refer to as the Previous Notes, in order to make the Previous Notes convertible upon the same terms as the Notes. As previously publicly disclosed, the Previous Notes had customary events of default, an interest rate of 5% per annum, and principal and interest due twelve months from their issuance. As amended and restated, the Previous Notes bear interest at a rate of 6% per annum, with principal and interest due twelve months from their original issuance date.

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

The principal executive officer and principal financial officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2017. Based on that evaluation, management has concluded that as of March 31, 2017, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting as noted in the Company’s Form 10-K for the year ended June 30, 2016 as filed with the SEC on October 13, 2016. The material weakness identified by management relates to the review of the accounting and calculation surrounding its equity-linked financial instruments, which resulted in material adjustments to our financial statements. The material weakness has not yet been remediated. Management is committed to remediate its control deficiencies that constitute the material weaknesses by implementing changes to our internal control over financial reporting and will continue to review and make the changes necessary in order to improve the overall effectiveness of our internal controls over financial reporting. In addition, management has commenced steps to remediate the material weakness identified and to adequately and appropriately review all equity-linked accounting instruments and related accounting issues. Notwithstanding the material weaknesses that existed as of June 30, 2016 and March 31, 2017, our principal executive officer and principal financial officer have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material aspects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America.

(b)	Changes in internal controls.

As a result of the material weaknesses described above, there were changes (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) in internal control over financial reporting during the nine month period ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. Management will continue to evaluate internal controls for effective remediation of the identified material weakness.

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

Based upon cash on hand as of March 31, 2017 and the proceeds from the issuance of the May Note, we believe we have enough cash to fund operations through June 30, 2017.

We have a limited operating history and have incurred substantial losses and expect to incur future losses.

We are a development stage biotechnology company with a limited operating history and limited assets and capital. We have incurred losses each year since inception and had an accumulated deficit of $119,453,761 at March 31, 2017. We have generated minimal revenues by licensing our technology for certain crops to companies willing to share in our development costs. In addition, our technology may not be ready for commercialization for several years. We expect to continue to incur losses for the next several years because we anticipate that our expenditures on research and development and administrative activities will significantly exceed our revenues during that period. We cannot predict when, if ever, we will become profitable.

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

We believe that at the projected rate of spending and with proceeds from the May Note, we should have sufficient cash to maintain our present operations through June 30, 2017.

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

As of March 31, 2017, we had a cash balance of $241,950 and working capital deficit of $785,215. Using our available reserves as of March 31, 2017 and proceeds from the May Note, we believe that we can operate according to our current business plan at least through June 30, 2017.

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

Investors may experience dilution in their investment from future offerings of our common stock. For example, if we raise additional capital by issuing equity securities, such an issuance would reduce the percentage ownership of existing stockholders. In addition, assuming the exercise of all options and warrants outstanding and the conversion of the preferred stock into common stock, as of March 31, 2017, we had 446,568,678 shares of common stock authorized but unissued and unreserved, which may be issued from time to time by our board of directors. Furthermore, we may need to issue securities that have rights, preferences and privileges senior to our common stock. Failure to obtain financing on acceptable terms would have a material adverse effect on our liquidity.

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

As of March 31, 2017, our executive officers and directors together beneficially own approximately 14% of the outstanding shares of our common stock, assuming the exercise of options and warrants which are currently exercisable or will become exercisable within 60 days of March 31, 2017, held by these stockholders. Additionally, there are three shareholders that each beneficially own more than 5% of the outstanding shares of our common stock. As a result, these stockholders, acting together, will be able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over then-current market prices.

A significant portion of our total outstanding shares of common stock may be sold in the market in the near future, which could cause the market price of our common stock to drop significantly.

As of March 31, 2017, we had 26,920,556 shares of our common stock issued and outstanding, 270 shares of Series A convertible preferred stock outstanding which can convert into 1,080,000 shares of common stock and 225,004 shares of Series C convertible preferred stock outstanding which can convert into 4,218,825 shares of common stock. Of the 270 shares of Series A convertible preferred stock outstanding, one holder owning 200 shares has yet to convert after agreeing that such investor would convert. All of our outstanding shares of common stock are registered pursuant to registration statements on Forms S-1 or S-3 or are either eligible to be sold under Rule 144 of the Securities Act of 1933, as amended, or are in the public float.  In addition, we have registered 4,917,670 shares of our common stock underlying options granted or available to be granted under our stock option plans. Consequently, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, may have a material adverse effect on our stock price.

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

For example, during the three months ended March 31, 2017, our common stock traded between $0.16 and $0.30 per share.

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

As of March 31, 2017, we have outstanding 270 shares of Series A convertible preferred stock which may convert into 1,080,000 shares of common stock, 225,004 shares of Series C convertible preferred stock outstanding which can convert into 4,218,825 shares of common stock and warrants to purchase 5,011,591 shares of our common stock. Of the 270 shares of Series A convertible preferred stock outstanding, one holder owning 200 shares has yet to convert after agreeing that such investor would convert. In addition, as of March 31, 2017, we have reserved 5,938,700 shares of our common stock for issuance upon the exercise of options granted or available to be granted pursuant to our stock option plan, all of which may be granted in the future. Furthermore, in connection with the preferred stock agreements, we are required to reserve an additional 5,298,825 shares of common stock. The conversion of the convertible preferred stock and the exercise of these options and warrants will result in dilution to our existing stockholders and could have a material adverse effect on our stock price. The conversion price of the convertible preferred stock is also subject to certain anti-dilution adjustments.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

On May 19, 2017, the Company issued a convertible promissory note (the “May Note”) in the amount of $300,000 to an existing stockholder of the Company. The May Note has customary events of default, an interest rate of 6% per annum, and principal and interest due six months from the date of issuance.

The May Note provides for mandatory conversion: (a) if the Company enters into a transaction or series of transactions for an aggregate sale price of at least One Million Dollars ($1,000,000) of the Company’s capital stock (referred to as the “Qualified Financing”) then the outstanding principal balance and accrued but unpaid interest on the May Note will automatically convert into such capital stock sold in the Qualified Financing at a conversion price equal to the lesser of (i) the price per share paid by investors at the close of the Qualified Financing or (ii) $0.10 (the “Conversion Price”); or (b) upon a sale of all or substantially all of the Company’s assets, whether by sale, acquisition or merger, the outstanding principal balance and accrued but unpaid interest on the May Note will automatically convert at the Conversion Price into shares of Common Stock or such other securities on terms and conditions agreed upon by the Company and the holders of a majority of the outstanding principal amount of the May Note. Additionally, the May Note contain an optional conversion feature which provides that all or any portion of the outstanding principal balance and accrued but unpaid interest on the May Note may be converted at the Conversion Price.

Item 6.	Exhibits.

Exhibits.

Exhibit No.	Description

4.1	Form of Convertible Promissory Note, dated as of February 15, 2017, by and among the Company and the Noteholders (Incorporated by reference, Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 001-31326, filed on February 22, 2017).
4.2	Form of Amended and Restated Convertible Promissory Note, dated as of February 15, 2017, by and among the Company and the Noteholders, amending and restating the Previous Notes, dated November 10, 2016 (Incorporated by reference, Exhibit 4.2 to the Company’s Current Report on Form 8-K, File No. 001-31326, filed on February 22, 2017).
10.1	Form of Consent and Waiver Agreement, dated as of February 15, 2017, by and among the Company and the Investors listed as signatories thereto (Incorporated by reference, Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-31326, filed on February 22, 2017).
10.2	Form of Series A Preferred Stock Exchange Agreement, dated as of February 15, 2017, by and among the Company and the Holders listed as signatories thereto (Incorporated by reference, Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-31326, filed on February 22, 2017).
10.3	Form of Convertible Promissory Note, dated as of May 19, 2017, by and among the Company and the Noteholder. (filed herewith).
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).
31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350. (furnished herewith).
32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350. (furnished herewith).
101.1	Financial Statements from the Quarterly Report on Form 10-Q of Sevion Therapeutics, Inc. for the quarter ended March 31, 2017, filed on May 22, 2017, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Stockholder’s Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements. (filed herewith).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEVION THERAPEUTICS, INC.

DATE: May 22, 2017	By:	/s/ David Rector
David Rector
Chief Executive Officer
(Principal Executive Officer)

DATE: May 22, 2017	By:	/s/ James Schmidt
James Schmidt
Chief Financial Officer
(Principal Financial and Accounting Officer)

