Form 10-K
period 2017-06-30
Sevion Therapeutics, Inc.
filed 2017-10-13
CIK 1035354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ___________ to _____________

Commission file number: 001-31326

SEVION THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1368850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10210 Campus Point Drive, Suite 150, San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)

(858) 909-0749
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None

Securities registered under Section 12(g) of the Act:

Common Stock, $0.01 par value per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act .      Yes ☐      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of December 31, 2016 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,520,758, based on the closing sales price as reported on the OTCQB Marketplace on that date.

The number of shares outstanding of each of the registrant's classes of common stock, as of September 25, 2017:

Class	Number of Shares

Common Stock, $0.01 par value	51,414,613
Preferred Stock, $0.01 par value	-0-

PART I

Item 1.	Business.

Our Business

On September 29, 2014, we changed our name from Senesco Technologies, Inc. to Sevion Therapeutics, Inc.

The primary business of Sevion Therapeutics, Inc., a Delaware corporation incorporated in 1999, and its wholly-owned subsidiaries, Senesco, Inc., a New Jersey corporation incorporated in 1998, Fabrus, Inc., a Delaware corporation incorporated in 2011 and Sevion Sub Ltd., an Israeli company incorporated in 2017, collectively referred to as “Sevion,” “we,” “us” or “our,” is to build and develop a portfolio of innovative therapeutics, from both internal discovery and acquisition, for the treatment of cancer and immunological diseases. The Company’s product candidates are derived from multiple key proprietary technology platforms, such as: cell-based arrayed antibody discovery, ultralong antibody scaffolds and Chimerasome nanocages.

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

Employees

We have four (4) employees, three (3) of whom are executive officers and who are involved in our management and we also have four (4) consultants.

We may contract research to university laboratories or to other companies in order to advance the development of our technology.

Eloxx Transaction

On May 31, 2017, we entered into an agreement, or the Agreement, which was amended on August 1, 2017, with Sevion Acquisition Co. Ltd., an Israeli company and our wholly-owned subsidiary, or Acquisition Subsidiary, and Eloxx Pharmaceuticals Ltd., an Israeli company, or Eloxx, pursuant to which Eloxx will merge with and into Acquisition Subsidiary, with Eloxx surviving as our wholly-owned subsidiary. We refer to the transaction with Eloxx herein as the “Transaction.” Consummation of the Transaction is subject to certain closing conditions, including, among other things: (i) approval of the Transaction by the stockholders of Eloxx; (ii) the successful consummation of separate equity financings resulting in cash investments in our business and Eloxx of no less than $12,000,000 each, or the Financing Covenant; (iii) the entering into a lockup agreement and registration rights agreement by and among us, certain of our shareholders and certain holders of Registrable Securities (as defined in the Agreement). Pursuant to the Agreement, the Transaction must close, if it closes, on or prior to December 31, 2017.

On July 28, 2017, we received gross proceeds of $1,500,000 from OPKO Health, Inc., or OPKO, one of our existing shareholders, pursuant to a subscription agreement, which we refer to as the Subscription Agreement, by and among us, Eloxx, OPKO and certain other subscribers that we entered into in connection with the Transaction. The funds we received from OPKO satisfied a portion of our Financing Covenant. If the Transaction does not close, we will not be entitled to keep any portion of the money that we ultimately raise in fulfillment of our Financing Covenant, with the exception of the $1.5 million in gross proceeds we received from OPKO, which is not conditioned upon closing of the Transaction.

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

Our recurring losses from operations and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements for the fiscal year ended June 30, 2017. Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of the common shares of our stock and we may have a more difficult time obtaining financing.

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

As of June 30, 2017, we had cash in the amount of $33,198. On July 28, 2017, we received gross proceeds of $1,500,000 from OPKO Health OPKO, pursuant to the Subscription Agreement in partial satisfaction of our Financial Covenant under the Agreement. The funds we received from OPKO are not conditioned upon closing of the Transaction, but we will not receive any additional funds we raise in fulfilment of the Financial Covenant unless and until we successfully close the Transaction. If we do not complete the Transaction and are unable to raise additional funds (apart from any funds we raise in satisfaction of our Financing Covenant, which funds are conditioned upon closing of the Transaction), we do not believe that we will have enough cash to continue as a going concern past December 31, 2017. However, we believe we currently have enough cash to fund operations through December 31, 2017.

We have a limited operating history and have incurred substantial losses and expect to incur future losses.

We are a development stage biotechnology company with a limited operating history and limited assets and capital. We have incurred losses each year since inception and had an accumulated deficit of $121,824,326 at June 30, 2017. We have generated minimal revenues by licensing our technology for certain crops to companies willing to share in our development costs. In addition, our technology may not be ready for commercialization for several years. We expect to continue to incur losses for the next several years because we anticipate that our expenditures on research and development and administrative activities will significantly exceed our revenues during that period. We cannot predict when, if ever, we will become profitable.

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

If we are unable to raise additional funds or complete the Transaction, we will need to do one or more of the following:

•	provide licenses to third parties to develop and commercialize products or technologies that we would otherwise seek to develop and commercialize ourselves;
•	seek strategic alliances or business combinations;
•	attempt to sell our company;
•	cease operations; or
•	declare bankruptcy.

Based on the cash on hand as of June 30, 2017, and the gross proceeds received from OPKO, we believe we have enough cash to fund operations through December 31, 2017.

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

As of June 30, 2017, we had cash in the amount of $33,198. On July 28, 2017, we received gross proceeds of $1.5 million from OPKO, in partial satisfaction of our Financial Covenant under the Agreement. The funds we received from OPKO are not conditioned upon closing of the Transaction, but we will not receive any additional funds we raise in fulfilment of the Financial Covenant unless and until we successfully close the Transaction.

Our historical operating results indicate substantial doubt exists related to our ability to continue as a going concern. While we believe that consummation of the Transaction would mitigate the substantial doubt raised by our historical operating results and allow us to continue as a going concern for at least the next 12 months, we, cannot predict with certainty whether the Transaction will be successfully completed or if the proceeds received in connection with the Transaction will be sufficient to allow us to continue our current operations as a going concern.

If the Company is unable to raise additional funds and complete the Transaction, it will need to do one or more of the following:

•	delay, scale back or eliminate some or all of our research and development programs;
•	provide a license to third parties to develop and commercialize our technology that we would otherwise seek to develop and commercialize ourselves;
•	seek strategic alliances or business combinations;
•	attempt to sell our company;
•	cease operations; or
•	declare bankruptcy.

Investors may experience dilution in their investment from future offerings of our common stock. For example, if we raise additional capital by issuing equity securities, such an issuance would reduce the percentage ownership of existing stockholders. In addition, assuming the exercise of all options and warrants outstanding and the conversion of the preferred stock into common stock, as of June 30, 2017, we had 448,036,507 shares of common stock authorized but unissued and unreserved, which may be issued from time to time by our board of directors. Furthermore, we may need to issue securities that have rights, preferences and privileges senior to our common stock. Failure to obtain financing on acceptable terms would have a material adverse effect on our liquidity.

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

In connection with the audits of our fiscal year 2017 and 2016 consolidated financial statements, our auditors noted a material weakness in our internal controls, principally relating to the review of the accounting and calculation surrounding our equity-linked financial instruments and convertible notes. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting that results in more than reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. We cannot assure that any measures that we take to correct this material weakness will fully remediate the deficiencies or material weakness described above. We also cannot assure you that we have identified all of our existing significant deficiencies and material weaknesses, or that we will not in the future have additional significant deficiencies or material weaknesses.

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

As of June 30, 2017, our executive officers and directors together beneficially own approximately 10% of the outstanding shares of our common stock, assuming the exercise of options and warrants which are currently exercisable or will become exercisable within 60 days of June 30, 2017, held by these stockholders. Additionally, there are three shareholders that each beneficially own more than 5% of the outstanding shares of our common stock. As a result, these stockholders, acting together, will be able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over then-current market prices.

A significant portion of our total outstanding shares of common stock may be sold in the market in the near future, which could cause the market price of our common stock to drop significantly.

As of June 30, 2017, we had 29,202,799 shares of our common stock issued and outstanding, 270 shares of Series A convertible preferred stock outstanding which can convert into 1,080,000 shares of common stock and 158,336 shares of Series C convertible preferred stock outstanding which can convert into 2,968,801 shares of common stock. As of June 30, 2017, all of our outstanding shares of common stock are registered pursuant to registration statements on Forms S-1 or S-3 or are either eligible to be sold under Rule 144 of the Securities Act of 1933, as amended, or are in the public float. In addition, we have registered 1,876,722 shares of our common stock underlying warrants previously issued and still outstanding and we registered 4,917,670 shares of our common stock underlying options granted or to be granted under our stock option plans. Consequently, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, may have a material adverse effect on our stock price. On July 1, 2017, shareholders exchanged 200 shares of outstanding Series A convertible preferred stock for 800,000 shares of our common stock, and exchanged the remaining 70 shares of outstanding Series A convertible preferred stock for 700,000 shares of our common stock on August 24, 2017. On September 20, 2017, shareholders exchanged the remaining 158,336 shares of Series C convertible preferred stock for 2,968,800 shares of our common stock. As of September 25, 2017, there were no shares of Series A convertible preferred stock or Series C convertible preferred stock issued and outstanding. Please see Note 11 of our Notes to the Consolidated Financial Statements for more information.

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

For example, during the fiscal year ended June 30, 2017, our common stock traded between $0.08 and $0.38 per share.

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

As of June 30, 2017, we have outstanding 270 shares of Series A convertible preferred stock which may convert into 1,080,000 shares of common stock and 158,336 shares of Series C convertible preferred stock outstanding which can convert into 2,968,801 shares of common stock and warrants to purchase 5,011,591 shares of our common stock.  In addition, as of June 30, 2017, we have reserved 4,917,670 shares of our common stock for issuance upon the exercise of options granted or available to be granted pursuant to our stock option plan, all of which may be granted in the future.  Furthermore, in connection with the preferred stock agreements, we are required to reserve an additional 6,261,602 shares of common stock. The conversion of the convertible preferred stock and the exercise of these options and warrants will result in dilution to our existing stockholders and could have a material adverse effect on our stock price.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

From June 30, 2016 to October 31, 2016, we leased space in a shared lab facility under a lease agreement for a monthly rental fee of $23,410. Our lease agreement expired on October 31, 2016, and since that time we have been leasing space in the same shared lab facility on a month to month basis for a current monthly rental fee of $3,000.

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

The following table sets forth, for each of the quarters since the quarter ended September 30, 2015, the range of the high and low bid information for our common shares quoted on the OTCQB Marketplace. The prices in the table represent prices between dealers and do not include adjustments for retail mark-up, markdown or commission and may not represent actual transactions.

Quarter Ended	Common Stock
	High	Low

September 30, 2015	$0.99	$0.55
December 31, 2015	$0.72	$0.32
March 31, 2016	$0.40	$0.19
June 30, 2016	$0.28	$0.15
September 30, 2016	$0.22	$0.08
December 31, 2016	$0.20	$0.11
March 31, 2017	$0.30	$0.16
June 30, 2017	$0.38	$0.16

As of September 25, 2017, the approximate number of holders of record of our common stock was 159. This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

We have neither paid nor declared dividends on our common stock since our inception, and we do not plan to pay dividends on our common stock in the foreseeable future. We expect that any earnings, which we may realize, will be retained to finance the growth of our company.

The following table provides information about the securities authorized for issuance under our equity compensation plans as of June 30, 2017.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights and restricted stock units		Weighted-average exercise price of outstanding options, warrants and rights and restricted stock units	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	2,319,267	(1)	2.59	5,119,433	(2)

Equity compensation plans not approved by security holders	—		—	—

Total	2,319,267	(1)	$2.59	5,119,433	(2)

(1)	Issued pursuant to our 1998 Stock Plan and 2008 Stock Plan.
(2)	Available for future issuance pursuant to our 2008 Stock Plan.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

None, except as previously disclosed on our Quarterly Reports on Forms 10-Q and Current Reports on Forms 8-K.

Item 6.	Selected Financial Data.

The following Selected Financial Data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10-K.

SELECTED FINANCIAL DATA

	Fiscal Year Ended June 30,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$0	$75	$75	$100	$0
Operating expenses:
General and administrative	1,409	1,606	3,170	3,683	2,500
Research and development	734	2,183	4,568	3,339	2,086
Gain on sale of patents	(150)
Acquisition related costs	-	-	-	545	-
Impairment of Goodwill	-	5,781	8,122	-	-
Impairment of acquired R&D	2,600	1,700	-	-	-
Impairment and write-off of patents abandoned	-	-	2,291	1,681	64
Total operating expenses	4,593	11,270	18,151	9,248	4,650
Loss from operations	(4,593)	(11,195)	(18,076)	(9,148)	(4,650)
Fair value – stock right	651	254	12	-	-
Fair value – warrant liability	249	1,994	3	-	371
Fair value - note derivitive	(1,175)
Stock issuance for anti dilution right	(1,418)
Modification of warrant exercise price	(285)
Loss on extinguishment of debt	-	-	-	-	(1,725)
Interest expense, net	(265)	(1)	(3)	(77)	(119)
Net loss	(6,836)	(8,948)	(18,064)	(9,225)	(6,123)
Income tax benefit	1,040	680	-	-	-
Net Loss	(5,796)	(8,268)	(18,064)	(9,225)	(6,123)
Preferred dividends	(398)	(179)	(839)	(4,629)	(863)
Net loss available to common shares	$(6,194)	$(8,447)	$(18,903)	$(13,854)	$(6,986)
Basic and diluted net loss per common share	$(0.27)	$(0.42)	$(1.31)	$(2.53)	$(5.11)
Basic and diluted weighted average number of common shares outstanding	23,219	20,323	14,417	5,477	1,366
Balance Sheet Data:
Cash and cash equivalents	$33	$811	$3,335	$6,111	$1,602
Working capital (deficit)	(2,490)	614	2,951	5,399	310
Total assets	5,845	9,226	19,547	33,335	7,097
Accumulated deficit	(121,824)	(115,630)	(107,183)	(88,280)	(74,426)
Total stockholders’ equity	871	4,561	12,225	27,490	3,786

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

On May 31, 2017, we entered into an agreement, or the Agreement, which was amended on August 1, 2017, with Sevion Acquisition Co. Ltd., an Israeli company and our wholly-owned subsidiary, or Acquisition Subsidiary, and Eloxx Pharmaceuticals Ltd., an Israeli company, or Eloxx, pursuant to which Eloxx will merge with and into Acquisition Subsidiary, with Eloxx surviving as our wholly-owned subsidiary. We refer to the transaction with Eloxx herein as the “Transaction.” Consummation of the Transaction is subject to certain closing conditions, including, among other things: (i) approval of the Transaction by the stockholders of Eloxx; and (ii) the successful consummation of separate equity financings resulting in cash investments in our business and Eloxx of no less than $12,000,000 each, or the Financing Covenant. Pursuant to the Agreement, the Transaction must close, if it closes, on or prior to December 31, 2017, and we will not be entitled to receive any portion of the money that we ultimately raise in fulfillment of our Financing Covenant unless the Transaction closes.

On July 28, 2017, we received gross proceeds of $1,500,000 from OPKO Health, Inc., or OPKO, one of our existing shareholders, pursuant to a subscription agreement, which we refer to as the Subscription Agreement, by and among us, Eloxx, OPKO and certain other subscribers that we entered into in connection with the Transaction. The funds we received from OPKO satisfied a portion of our Financing Covenant. If the Transaction does not close, we will not be entitled to keep any portion of the money that we ultimately raise in fulfillment of our Financing Covenant, with the exception of the $1.5 million in gross proceeds we received from OPKO, which is not conditioned upon closing of the Transaction. Accordingly, if we do not complete the Transaction and are unable to raise additional funds (apart from any funds we raise in satisfaction of our Financing Covenant, which funds are conditioned upon closing of the Transaction), we do not believe that we will have enough cash to continue as a going concern past December 31, 2017. However, we believe we currently have enough cash to fund operations through December 31, 2017.

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

While we believe that our tax positions are fully supportable, there is a risk that certain positions could be challenged successfully. In these instances, we look to establish reserves. If we determine that a tax position is more likely than not of being sustained upon audit, based solely on the technical merits of the position, we recognize the benefit. We measure the benefit by determining the amount that has likelihood greater than 50% of being realized upon settlement. We presume that all tax positions will be examined by a taxing authority with full knowledge of all relevant information. We regularly monitor our tax positions, tax assets and tax liabilities. We reevaluate the technical merits of our tax positions and recognize an uncertain tax benefit or derecognize a previously recorded tax benefit when (i) there is a completion of a tax audit, (ii) there is a change in applicable tax law including a tax case or legislative guidance, or (iii) there is an expiration of the statute of limitations. Significant judgment is required in accounting for tax reserves. As of June 30, 2017, we have not made any tax reserves.

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

Accordingly, we incurred approximately $508,205 expense impact from expensing patent-related assets during the fourth quarter of fiscal 2015 as a result of this change in estimate and our basic and diluted earnings per share for fiscal 2015 decreased by $0.03. Patent expense incurred during fiscal year 2016 and 2017 were $421,287 and $176,655, respectively.

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired by us. Goodwill is not amortized, but assessed for impairment on an annual basis or more frequently if impairment indicators exist.

The impairment model for goodwill prescribes a two-step method for determining impairment. The first step compares a reporting unit’s fair value to its carrying amount to identify potential goodwill impairment. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the second step of the impairment test must be completed to measure the amount of the reporting unit’s goodwill impairment loss, if any. Step two requires an assignment of the reporting unit’s fair value to the reporting unit’s assets and liabilities to determine the implied fair value of the reporting unit’s goodwill and intangible assets. The implied fair value of the reporting unit’s goodwill and intangible assets is then compared with the carrying amount of the reporting unit’s goodwill and intangible assets to determine the impairment loss to be recognized, if any. We recorded an impairment of goodwill in the amount of $5,780,951 and $0 for the year ended June 30, 2016 and 2017, respectively.

Intangible assets include in-process research and development (IPR&D) of pharmaceutical product candidates. IPR&D are considered indefinite-lived intangible assets and are assessed for impairment annually or more frequently if impairment indicators exist. If the associated research and development effort is abandoned, the related assets will be written-off and we will record a non-cash impairment loss on its consolidated statement of operations. For those compounds that reach commercialization, the IPR&D assets will be amortized over their estimated useful lives. IPR&D are assessed for impairment annually, or more frequently if necessary. If an indicator is identified for potential impairment, we will record an impairment for any excess of the carrying value over the fair value of the IPR&D. For the years ended June 30, 2016 and 2017, we determined that there was impairment to in process research and development in the amount of $1,700,000 and $2,600,000, respectively.

Derivative Liabilities

The Company has financial instruments that contain embedded features subject to derivative accounting. Embedded derivatives are valued separately from the host instrument and are recognized as derivative liabilities in the Company’s balance sheet. The Company measures derivative liabilities at their estimated fair value using the Black-Scholes option pricing model, and recognizes changes in their estimated fair value in other non-operating income or loss in the statement of operations. The Black-Scholes option pricing model requires management to develop significant estimates and assumptions. Any changes in these assumptions and estimates may materially affect the amount of the derivative liabilities recorded on our consolidated balance sheet.

Warrant Liability and Stock Rights

The fair value of warrant liability and Stock Rights are estimated using a Monte Carlo valuation model. The unobservable input used by us is the estimation of the likelihood of a reset occurring on the warrants and the anti-dilutive Rights. These estimates of the likelihood of completing an equity raise that would meet the criteria to trigger the reset provisions and anti-dilutive Rights are based on numerous factors, including the remaining term of the financial instruments and our overall financial condition. Changes in these assumptions may materially affect the amount of the warrant liability recorded on our consolidated balance sheet. In addition, the Monte Carlo valuation model also requires use of estimates such as volatility, interest rates, and expected term.

Liquidity and Capital Resources

Overview

For the fiscal year ended June 30, 2017, net cash of $1,925,110 was used in operating activities primarily due to a net loss of $5,796,363 which was reduced by non-cash expenses of $3,732,166 and increased by changes in operating assets and liabilities in the amount of $139,087.

The $139,087 change in operating assets and liabilities was the result of an increase in accounts payable and accrued expenses in the amount of $177,520 due to the timing of expenses and payments and a reduction in security deposits of $40,970, which were partially offset by an increase in prepaid expenses of $79,403.

During the fiscal year ended June 30, 2017, there was $47,500 provided by investing activities which consisted of $50,000 provided from the sale of patents, which was offset by $2,500 for the purchase of equipment. Cash provided by financing activities during the fiscal year ended June 30, 2017 amounted to $1,100,000, as a result of proceeds from the issuance of convertible promissory notes.

As of June 30, 2017, our cash balance totaled $33,198 and we had a working capital deficit of $2,489,573. On July 28, 2017, we received gross proceeds of $1.5 million from OPKO in partial satisfaction of our Financial Covenant under the Agreement. Presently, with no further financing, we project that our current cash balance will allow us to operate in the normal course of business until December 31, 2017. While we believe that consummation of the Transaction would mitigate the substantial doubt raised by the historical operating results and allow us to continue our current operations as a going concern for at least the next 12 months, we cannot predict with certainty whether the Transaction will be successfully completed or if the proceeds received in connection with the Transaction will be sufficient to allow us to continue our current operations as a going concern.

Capital Resources

We did not generate any revenue during the fiscal year ended June 30, 2017.. We have not been profitable since inception, we will continue to incur additional operating losses in the future, and we will require additional financing to continue the development and subsequent commercialization of our technology. While we do not expect to generate significant revenues from the licensing of our technology for several years, we may enter into additional licensing or other agreements with marketing and distribution partners that may result in additional license fees, receive revenues from contract research, or other related revenue.

Financing

During the year ended June 30, 2017, we received aggregate net proceeds of $1,100,000 from the issuance of convertible promissory notes.

Contractual Obligations

Our contractual obligations as of June 30, 2017 consist of our month to month facility lease in the amount of $3,000 per month:

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

We anticipate that, based upon our current cash balance at June 30, 2017 and the $1,500,000 financing we received from OPKO in partial satisfaction of our Financial Covenant, which is not subject to closing of the Transaction, we will be able to fund our operations through December 31, 2017.

Over the next 12 months, in order to fund our research and development we will need to do one or more of the following:

•	raise capital through the placement of equity or debt instruments

•	complete the Transaction, or

•	raise capital through the execution of additional licensing agreements for our technology.

We cannot assure you that we will be able to raise money through any of the foregoing transactions, or on favorable terms, if at all.

Results of Operations

Fiscal Year ended June 30, 2017

Revenue

During the fiscal year ended June 30, 2017, there was no revenue.

Operating expenses

	Fiscal Year ended June 30
	2017	2016	Change	%

General and administrative	$1,408,936	$1,606,043	$(197,107)	-12.3%
Research and development	733,661	2,182,989	(1,449,328)	-66.4%
Gain on Sale of Patents	(149,728)	-	(149,728)	-100.0%
Impairment of goodwill	-	5,780,951	(5,780,951)	-100.0%
Impairment of acquired R&D	2,600,000	1,700,000	900,000	52.9%
Total Operating Expenses	$4,592,869	$11,269,983	$(6,677,114)	-59.2%

General and administrative expenses

General and administrative expenses consist of the following:

	Fiscal Year ended June 30
	2017	2016	Change	%

Payroll and benefits	$40,295	$31,513	$8,782	27.9%
Professional fees	1,083,636	876,305	207,331	23.7%
Stock-based compensation	73,708	130,185	(56,477)	-43.4%
Consultants	70,770	162,980	(92,209)	-56.6%
Investor relations	17,978	13,124	4,854	37.0%
Delaware Franchise Tax	(66,000)	181,366	(247,366)	-136.4%
Other general & Administrative Expenses	188,549	210,570	(22,021)	-10.5%
Total G&A	$1,408,936	$1,606,043	$(197,106)	-12.3%

•	Payroll and benefits for the fiscal year ended June 30, 2017 were higher than for the fiscal year ended June 30, 2016 due to reversal of an accrual for severance benefits during the fiscal year ended June 30, 2016.

•	Professional fees for the fiscal year ended June 30, 2017 was higher than for the fiscal year ended June 30, 2016 due to legal and accounting fees related to ongoing strategic alliance and financing efforts.

•	Stock-based compensation for the fiscal years ended June 30, 2017 and June 30, 2016 consisted of the amortized portion of the Black-Scholes value of options and warrants granted to directors, employees and consultants. During the fiscal years ended June 30, 2017 and 2016, 436,363 and 485,682 options, respectively, were granted to such individuals. In addition, during the fiscal years ended June 30, 2017 and 2016, 34,334 and 195,363 options, respectively, expired or were forfeited.

Stock-based compensation for the fiscal year ended June 30, 2017 was lower than the fiscal year ended June 30, 2016 primarily due to previously issued options fully vested.

•	Consulting fees for the fiscal year ended June 30, 2017 were lower than for the fiscal year ended June 30, 2016 as a result of salary reductions with respect to our Chief Executive Officer, who is treated as a consultant rather than an employee, along with reduced utilization of other consultants to preserve cash.

•	Investor relations fees for the fiscal year ended June 30, 2017 was higher than for the fiscal year ended June 30, 2016 as a result of increased shareholder activity and spending.

•	Delaware Franchise Tax decreased for the fiscal year ended June 30, 2017 from the fiscal year ended June 30, 2016 as the basis for the tax which includes total assets decreased resulting in an overpayment from prior year tax.

•	Other general and administrative expenses for the fiscal year ended June 30, 2017 were lower than for the fiscal year ended June 30, 2016 due to reduced insurance expense as activities have been reduced combined with ongoing cost reduction efforts.

Research and development expenses

	Fiscal Year ended June 30
	2017	2016	Change	%

Payroll	$396,055	$996,744	$(600,689)	-60.3%
Patent Costs	178,848	443,622	(264,774)	-59.7%
Facility Rent	148,214	386,051	(237,837)	-61.6%
Depreciation	44,075	93,393	(49,318)	-52.8%
Stock-based compensation	6,401	26,492	(20,091)	-75.8%
Other researach and development	(39,932)	236,687	(276,619)	-116.9%
Total research and development	$733,661	$2,182,989	$(1,449,328)	-66.4%

•	Payroll for the fiscal year ended June 30, 2017 was lower than for the fiscal year ended June 30, 2016 as a result of employee attrition and a reduction in salaries during fiscal year 2016 due to cost saving efforts.

•	Patent Costs for the fiscal year ended June 30, 2017 was lower than for the fiscal year ended June 30, 2017 primarily as a result of discontinuing patent prosecution services for certain of our patents.

•	Facility Rent for the fiscal year ended June 30, 2017 was lower than for the fiscal year ended June 30, 2016 due to our relocation to a smaller, less expensive facility at the end of October 2016.

•	Depreciation for the fiscal year ended June 30, 2017 was lower than for the fiscal year ended June 30, 2016 as certain assets were fully depreciated.

•	Stock-based compensation for the fiscal year ended June 30, 2017 was lower than the fiscal year ended June 30, 2016 primarily because options attributed to research and development were not issued during the fiscal year ended June 30, 2017.

•	Other research and development costs for the fiscal year ended June 30, 2017 were lower than for the fiscal year ended June 30, 2016 because, in an effort to preserve cash on hand, we drastically reduced our research effort. In addition, previous accruals for clinical site costs were written off because they never materialized, resulting in a credit.

If we are successful in our efforts to raise additional capital or complete a strategic transaction, we expect our research and development costs to increase as we increase our efforts towards the development of our antibody program.

Impairment of Goodwill

During the fiscal year ended June 30, 2016, we reviewed goodwill for impairment and determined that impairment had occurred as a result of the decrease in the market value of the Company. The company recognized an impairment charge of $5,780,951, the balance of the remaining goodwill, for the fiscal year ended June 30, 2016.

Impairment of acquired R&D

During the fiscal year ended June 30, 2017 and 2016, we reviewed acquired R&D for impairment and determined that impairment had occurred as a result of the decrease in the market value of the Company for the fiscal years ended June 30, 2017 and 2016 resulting in the company recognizing an impairment charge of $2,600,000 and $1,700,000, respectively.

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

Operating expenses

	Fiscal Year ended June 30
	2016	2015	Change	%

General and administrative	$1,606,043	$3,170,499	$(1,564,456)	-49.3%
Research and development	2,182,989	4,568,435	(2,385,446)	-52.2%
Impairment of goodwill	5,780,951	8,121,966	(2,341,015)	-28.8%
Impairment of acquired R&D	1,700,000	-	1,700,000	100.0%
Impairment and write-off of patents	-	2,290,836	(2,290,836)	-100.0%

Total Operating Expenses	$11,269,983	$18,151,736	$(6,881,753)	-37.9%

General and administrative expenses

General and administrative expenses consist of the following:

	Fiscal Year ended June 30
	2016	2015	Change	%

Payroll and benefits	$31,513	$1,122,624	$(1,091,111)	-97.2%
Professional fees	876,305	670,507	205,798	30.7%
Stock-based compensation	130,186	401,412	(271,226)	-67.6%
Delaware Franchise Tax	181,366	258,685	(77,319)	-29.9%
Investor relations	13,124	166,692	(153,568)	-92.1%
Consultants	162,980	116,217	46,765	40.2%
Depreciation and amortization	-	2,818	(2,818)	-100.0%
Other general & Administrative Expenses	210,569	431,545	(220,976)	-51.2%

Total G&A	$1,606,043	$3,170,499	$(1,564,455)	-49.3%

•	Payroll and benefits for the fiscal year ended June 30, 2016 was lower than for the fiscal year ended June 30, 2015 as a result of onetime severance payments previously paid to employees terminated in connection with the closing of our New Jersey office in November 2014.

•	Professional fees for the fiscal year ended June 30, 2016 was higher than for the fiscal year ended June 30, 2015 as a result of an increase in accounting costs associated with additional bookkeeping, consulting and auditing fees related to our financing efforts in June and July of 2015. ·

•	Stock-based compensation for the fiscal years ended June 30, 2016 and June 30, 2015 consisted of the amortized portion of the Black-Scholes value of options and warrants granted to directors, employees and consultants. During the fiscal years ended June 30, 2016 and 2015, 485,682 and 1,203,676 options, respectively, were granted to such individuals. In addition, during the fiscal years ended June 30, 2016 and 2015, 195,363 and 556,061 options, respectively, expired or were forfeited.

Stock-based compensation for the fiscal year ended June 30, 2016 was lower than the fiscal year ended June 30, 2015 primarily due to fewer options issued during the fiscal year ended June 30, 2016. ·

•	Delaware Franchise Tax decreased for the fiscal year ended June 30, 2016 from the fiscal year ended June 30, 2015 as a result of an increase in the computed tax calculation resulting from the reverse stock split and acquisition of Fabrus, Inc. in May 2014. ·

•	Investor relations fees for the fiscal year ended June 30, 2016 was lower than for the fiscal year ended June 30, 2015 as a result of reduced investor relations activity and spending. ·

•	Consulting fees for the fiscal year ended June 30, 2016 were higher than for the fiscal year ended June 30, 2015 primarily due to our treatment of our CEO as a consultant, as compared to the prior year when our CEO was paid as an employee for the majority of the period. ·

Other general and administrative expenses for the fiscal year ended June 30, 2016 were lower than for the fiscal year ended June 30, 2015 due to reduction in employees and reduced operating activity.

Research and development expenses

	Fiscal Year ended June 30
	2016	2015	Change	%

Payroll	$996,744	$1,392,426	$(395,682)	-28.4%
Patent Costs	443,622	771,181	(327,559)	-42.5%
Facility Rent	386,051	328,189	57,862	17.6%
Depreciation	93,393	174,255	(80,862)	-46.4%
Stock-based compensation	26,492	79,270	(52,778)	-66.6%
Other researach and development	236,687	391,519	(154,832)	-39.5%
Phase 1b/2a clinical trial	-	1,585,082	(1,585,082)	-100.0%
Research Contract with the
University of Waterloo	-	284,600	(284,600)	-100.0%
Gain on forgiveness of debt	-	(442,689)	442,689	100.0%
Total research and development	$2,182,989	$4,563,832	$(2,380,843)	-52.2%

•	Payroll for the fiscal year ended June 30, 2016 was lower than for the fiscal year ended June 30, 2015 primarily as a result of the closure of the New Jersey office in November 2014 and subsequent attrition. ·

•	Patent Costs for the fiscal year ended June 30, 2016 was lower than for the fiscal year ended June 30, 2015 primarily as a result of discontinuing patent prosecution services for certain of our patents. ·

•	Facility Rent for the fiscal year ended June 30, 2016 was higher than for the fiscal year ended June 30, 2015 due to relocation of our principal offices to San Diego, California in October 2014. ·

•	Depreciation for the fiscal year ended June 30, 2016 was lower than for the fiscal year ended June 30, 2015 due to certain assets becoming fully depreciated. ·

•	Stock-based compensation for the fiscal year ended June 30, 2016 was lower than for the fiscal year ended June 30, 2015 primarily due to fewer options issued during the fiscal year ended June 30, 2016 combined with the cancellation of options for terminated employees. ·

•	Other research and development costs for the fiscal year ended June 30, 2016 were lower than for the fiscal year ended June 30, 2015 primarily due to the discontinuation of our clinical programs in 2014 and a reduction in research and development efforts. ·

•	During the fiscal year ended June 30, 2015, the Phase 1b/2a clinical trial was concluded. The program was subsequently abandoned and all associated costs were written off, including research supplies. No costs associated with the trial were incurred in the fiscal year ended June 30, 2016. ·

•	Our research contract with the University of Waterloo was suspended in 2014 and therefore no costs related to the agreement were incurred in the fiscal year ended June 30, 2016.

Impairment of Goodwill

During the fiscal year ended June 30, 2016 and 2015, we reviewed goodwill for impairment and determined that impairment had occurred as a result of the decrease in the market value of the Company. The company recognized an impairment charge in the amounts of $5,780,951 and $8,121,966 for the fiscal years ended 2016 and 2015.

Impairment of acquired R&D

During the fiscal year ended June 30, 2016 and 2015, we reviewed acquired R&D for impairment and determined that impairment had occurred as a result of the decrease in the market value of the Company. The company recognized an impairment charge in the amounts of $1,700,000 and $0 for the fiscal years ended 2016 and 2015.

Impairment and write-off of patents abandoned

During the fiscal years ended June 30, 2016 and June 30, 2015, we reviewed our patent portfolio and determined that our agricultural patent were impaired. We also identified several patents and patents pending that we believe we no longer need to maintain without having a material impact on the portfolio. Therefore, we wrote-off the net book value of those patents and patents pending and the in the amounts of $0 and $2,290,836, respectively.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of June 30, 2017, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our management has concluded, as discussed below, that material weaknesses existed in our internal control over financial reporting as of June 30, 2017 and as a result, our disclosures controls and procedures were not effective.

A material weakness is defined as “a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.”

In light of the material weakness described below, we performed additional analysis and other procedures to ensure that our consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Notwithstanding the material weaknesses that existed as of June 30, 2017, our chief executive officer and chief financial officer have concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material aspects, the financial position, results of operations and cash flows of the Company in conformity with GAAP.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a15-(f) and 15d-15(f) under the Securities Exchange Act of 1934. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that:

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

As of June 30, 2017, management assessed the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). In adopting the 2013 Framework, management assessed the applicability of the principles within each component of internal control and determined whether or not they have been adequately addressed within the current system of internal control and adequately documented. Based on this assessment, management, under the supervision and with the participation of our principal executive officer and principal financial officer, identified a material weakness in our internal control over accounting and calculation surrounding the equity-linked financial instruments and concluded that, as of June 30, 2017, our internal control over financial reporting was not effective at the reasonable assurance level based on those criteria.

This annual filing does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to an amendment to the Sarbanes-Oxley Act which exempts Smaller Reporting Companies from the requirements of Section 404(b).

Changes in Internal Controls over Financial Reporting

An evaluation was also performed under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, of any changes in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table identifies our current directors and executive officers as of September 25, 2017:

Name	Age	Capacities in Which Served	In Current Position Since
Executive Officers:
David Rector (1)	70	Chief Executive Officer and Director	January 2015
Vaughn Smider, M.D., Ph.D. (2)	47	Chief Scientific Officer and Director	May 2014
Miguel A. de los Rios, Ph.D. (3)	43	Vice President of Research and Development	May 2014
James Graziano, Ph.D.(4)	49	Chief Technology Officer	May 2014
James Schmidt (5)	57	Chief Financial Officer	May 2015
Directors:
John N. Braca* (6)	59	Director	October 2003
Phillip Frost, M.D. (7) **	81	Director	May 2014
Steven Rubin* (8)	57	Director	May 2014

*	Member of the Audit Committee and the Compensation Committee
**	Member of the Nominating and Corporate Governance Committee

(1)	Mr. Rector has been our Chief Executive Officer since January 2015 and our director since February 2002. As of July 2015, Mr. Rector also serves as a director of Majesco Entertainment Inc. and as of May 2015, as a director of SciVac Therapeutics, Inc. Since 1985, Mr. Rector has been the Principal of The David Stephen Group, which provides enterprise consulting services to emerging and developing companies in a variety of industries. Mr. Rector served as a director and member of the compensation and audit committee of the Dallas Gold and Silver Exchange Companies Inc. (formerly Superior Galleries, Inc.) from May 2004 to September 2015. Since January 2014 through January 2015, Mr. Rector served on the board of directors of MV Portfolios, Inc. (formerly California Gold Corp.) From November 2012 through January 2014, Mr. Rector has served as the CEO and President of Valor Gold. Since February 2012 through January 2013, Mr. Rector has served as the VP Finance & Administration of Pershing Gold Corp. From May 2011 through February 2012, Mr. Rector served as the President of Sagebrush Gold, Ltd. From October 2009 through August 2011, Mr. Rector had served as President and CEO of Li3 Energy, Inc. From July 2009 through May 2011, Mr. Rector had served as President and CEO of Nevada Gold Holdings, Inc. From September 2008 through November 2010, Mr. Rector served as President and CEO Universal Gold Mining Corp. Since October 2007 through February 2013, Mr. Rector has served as President and CEO of Standard Drilling, Inc. From May 2004 through December 2006, Mr. Rector had served in senior management positions with Nanoscience Technologies, Inc., a development stage company engaged in the development of DNA Nanotechnology. From 1983 until 1985, Mr. Rector served as President and General Manager of Sunset Designs, Inc., a domestic and international manufacturer and marketer of consumer product craft kits, and a wholly-owned subsidiary of Reckitt & Coleman N.A. From 1980 until 1983, Mr. Rector served as the Director of Marketing of Sunset Designs. From 1971 until 1980, Mr. Rector served in progressive roles in the financial and product marketing departments of Crown Zellerbach Corporation, a multi-billion dollar pulp and paper industry corporation. Mr. Rector received a Bachelor of Science degree in Business/Finance from Murray State University in 1969.

(2)	Dr. Smider has been our Chief Scientific Officer and director since May 2014. From January 2007 through May 2014, Dr. Smider was the founder and President of Fabrus, Inc., which became a wholly-owned subsidiary of Sevion in May 2014. Since 2005, Dr. Smider has been a faculty member at The Scripps Research Institute, where he has directed protein engineering research. From 2001 through 2005, Dr. Smider was Chief Scientific Officer at Integrigen, Inc. Dr. Smider is on the Leadership Council for The American Cancer Society in San Diego and is a founder and board member of The Elizabeth Smider Foundation. Dr. Smider received his M.D. and Ph.D. degrees from Stanford University School of Medicine.

(3)	Dr. de los Rios has been our Vice President, Research and Development since May 2014 and was previously the Vice President of Research and Development of Fabrus, Inc., which became a wholly-owned subsidiary of Sevion in May 2014. Prior to Fabrus, he founded Chimeros, Inc., a venture-backed biologics therapeutic company, in 2003. At Chimeros, he served as both the Chief Executive Officer as well as the Chief Scientific Officer from 2003 through 2011, and was the inventor of Chimeros core technologies. Dr. de los Rios received his Ph.D. in Biophysical Chemistry from the University of California, Santa Barbara. Dr. de los Rios currently advises several start-up biotechnology companies.

(4)	Dr. Graziano has been our Chief Technology Officer since May 2014 and was previously the Chief Operating Officer of Fabrus, Inc., which became a wholly-owned subsidiary of Sevion in May 2014, since its founding in 2007. Prior to Fabrus, Dr. Graziano was a Staff Scientist at Kythera Biopharmaceuticals, Inc. managing sponsored preclinical research activities from 2006 to 2007. Dr Graziano received his Ph.D. in Macromolecular and Cellular Structure and Chemistry from The Scripps Research Institute in 2006 and concurrently served as a Graduate Fellow in the Protein Sciences group at the Genomics Institute of the Novartis Research Foundation. He received his Bachelor of Arts degree in Molecular and Cellular Biology from the University of California at Berkeley. Before completing his academic studies, Dr. Graziano served in the US Navy as a qualified Naval Nuclear Power Plant Mechanical Operations Supervisor.

(5)	Mr. Schmidt has been our Chief Financial Officer since May 2015. Prior to Mr. Schmidt’s engagement by the Company, he was and continues to provide independent financial consulting services to start-up and growing companies. He formerly served as the Vice President, Finance and Administration of Receptos, Inc. from 2009 to 2013. From 2007 to 2009, he served as Senior Director of Finance and Operations for Apoptos, Inc. which was acquired by Receptos, Inc. in May 2009. He was formerly Senior Director of Finance and Operations at Conforma Therapeutics from 2001 until its acquisition by Biogen Idec in 2006 where he assisted in the transition and integration of the companies. Prior to that, from 1986 to 2001 Mr. Schmidt served in various financial and operational roles including Chief Financial Officer for Kent SeaTech Corporation, Controller for Medical Imaging Centers of America, Inc., MCA, Inc./MCA Concerts, Inc. and Manager of Accounting—Retirement Inns of America, Inc. He started his career with Coopers & Lybrand and received his B.S. in Accounting and Corporate Finance from Drake University in Des Moines, Iowa.

(6)	Mr. Braca has been our director since October 2003. Mr. Braca has also served as a director and board observer for other healthcare, technology and biotechnology companies over the course of his career. Since April 2013, Mr. Braca has been the President and sole proprietor of JNB Consulting, which provides strategic business development counsel to biotechnology companies. From August 2010 through April 2013, Mr. Braca had been the executive director controller for Iroko Pharmaceuticals, a privately-held global pharmaceutical company based in Philadelphia. From April 2006 through July 2010, Mr. Braca was the managing director of Fountainhead Venture Group, a healthcare information technology venture fund based in the Philadelphia area, and has been working with both investors and developing companies to establish exit and business development opportunities. From May 2005 through March 2006, Mr. Braca was a consultant and advisor to GlaxoSmithKline management in their research operations. From 1997 to April 2005, Mr. Braca was a general partner and director of business investments for S.R. One, Limited, or S.R. One, the venture capital subsidiary of GlaxoSmithKline. In addition, from January 2000 to July 2003, Mr. Braca was a general partner of Euclid SR Partners Corporation, an independent venture capital partnership. Prior to joining S.R. One, Mr. Braca held various finance and operating positions of increasing responsibility within several subsidiaries and business units of GlaxoSmithKline. Mr. Braca is a licensed Certified Public Accountant in the state of Pennsylvania and is affiliated with the American Institute of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants. Mr. Braca received a Bachelor of Science in Accounting from Villanova University and a Master of Business Administration in Marketing from Saint Joseph’s University.

(7)	Dr. Frost has been our director since May 2014. Dr. Frost has been the Chief Executive Officer and Chairman of OPKO Health, Inc. since March 2007. Dr. Frost was named Chairman of the Board of Ladenburg Thalmann Financial Services Inc. (“Ladenburg Thalmann”) (NYSE MKT:LTS), an investment banking, asset management, and securities brokerage firm providing services through its principal operating subsidiary, Ladenburg Thalmann & Co. Inc., in July 2006 and has been a director of Ladenburg Thalmann from 2001 until 2002 and again since 2004. Dr. Frost is Vice Chairman of Cogint, Inc. (NASDAQ MKT:COGT), an information solutions provider focused on the data-fusion market, and a director for each of Castle Brands (NYSE MKT:ROX), a developer and marketer of premium brand spirits and Cocrystal Pharma, Inc. (OTCBB:COCP), a publicly traded biotechnology company developing new treatments for viral diseases. He serves as a member of the Board of Trustees of the University of Miami, the Skolkovo Foundation Scientific Advisory Council in Russia, the Shanghai Institute for Advanced Immunochemical Studies in China, and The Florida Council of 100 and as a Trustee of each of the Miami Jewish Home for the Aged and the Mount Sinai Medical Center. Dr. Frost served as a director of Teva Pharmaceutical Industries, Limited, or Teva (NYSE:TEVA) from January 2006 until February 2015 and had served as Chairman of the Board of Teva from March 2010 until December 2014 and as Vice Chairman from January 2006 until March 2010. Dr. Frost previously served as a director for TransEnterix, Inc., SafeStitch Medical Inc. prior to its merger with TransEnterix, Inc. and PROLOR Biotech, Inc. prior to its acquisition by the Company in August 2013, as Governor and Co-Vice Chairman of the American Stock Exchange (now NYSE MKT), and as a member of the Board of Trustees of the Scripps Research Institute until November 2012. Dr. Frost had served as Chairman of the Board of Directors and Chief Executive Officer of IVAX Corporation (“IVAX”) from 1987 until its acquisition by Teva in January 2006. Dr. Frost was Chairman of the Board of Directors of Key Pharmaceuticals, Inc. from 1972 until the acquisition of Key Pharmaceuticals by Schering Plough Corporation in 1986.

(8)	Mr. Rubin has been our director since May 2014. Since May 2007, Mr. Rubin has been the Executive Vice President – Administration at OPKO Health, Inc. and a director of OPKO since February 2007. Mr. Rubin currently serves on the board of directors of VBI Vaccines, Inc. (NASDAQ:VBIV), a commercial-stage biopharmaceutical which develops, produces and markets next generation of vaccines to address unmet needs in infectious disease and immuno-oncology, Cogint, Inc. (NASDAQ MKT: COGT), an information solutions provider focused on the data-fusion market, Kidville, Inc. (OTCBB:KVIL), which operates large, upscale facilities, catering to newborns through five-year-old children and their families and offers a wide range of developmental classes for newborns to five-year-olds, Non-Invasive Monitoring Systems, Inc. (OTCBB:NIMU), a medical device company, Cocrystal Pharma, Inc. (OTCBB: COCP), a publicly traded biotechnology company developing new treatments for viral diseases, Castle Brands, Inc. (NYSE MKT:ROX), a developer and marketer of premium brand spirits, Neovasc, Inc. (TSXV:NVC), a company developing and marketing medical specialty vascular devices, and ChromaDex Corp. (NASDAQ:CDXC), an innovator of proprietary health, wellness and nutritional ingredients that creates science-based solutions for dietary supplement, food and beverage, skin care, sports nutrition, and pharmaceutical products. Mr. Rubin previously served as a director of Dreams, Inc. (NYSE MKT: DRJ), a vertically integrated sports licensing and products company, Safestitch Medical, Inc. prior to its merger with TransEnterix, Inc., SciVac Therapeutics, Inc. prior to its merger with VBI Vaccines, Inc., Tiger X Medical, Inc. prior to its merger with BioCardia, Inc., and PROLOR Biotech, Inc., prior to its acquisition by the Company in August 2013. Mr. Rubin served as the Senior Vice President, General Counsel and Secretary of IVAX from August 2001 until September 2006.

None of our current executive officers or directors are related to any other executive officer or to any of our directors. Our executive officers are elected annually by our board of directors and serve until their successors are duly elected and qualified.

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

Based solely on our review of the copies of such forms received by us, we believe that there has been compliance with all Section 16(a) filing requirements applicable to our Reporting Persons during the fiscal year ended June 30, 2017.

Code of Business Ethics and Conduct

On March 17, 2003, our board of directors adopted a Code of Business Ethics and Conduct, or Code of Ethics, which may be found on our website at www.seviontherapeutics.com. The Code of Business Ethics and Conduct applies to our principal executive officer, principal financial officer, principal accounting officer, and other persons who perform similar functions for Sevion, in addition to our corporate directors and employees.

Our Code of Ethics contains written standards designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•	full, fair, accurate, timely, and understandable disclosure in reports and documents filed with the SEC and in other public communications made by our company;
•	compliance with applicable governmental laws, rules and regulations;
•	the prompt internal reporting of violations of our Code of Ethics to an appropriate person or persons identified in our Code of Ethics; and
•	accountability for adherence to our Code of Ethics.

Each of our employees, officers and directors completed a signed certification to document his or her understanding of and compliance with our Code of Ethics.

Audit Committee

Our Audit Committee was established in July 1999. On March 11, 2011, our board of directors adopted an Amended and Restated Audit Committee Charter. The primary responsibilities of our Audit Committee include:

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

Our Audit Committee is currently comprised of John N. Braca and Steven Rubin. Mr. Braca currently serves as the chairman of the Audit Committee. Although we are not currently subject to audit committee independence requirements, in determining whether our Audit Committee members are independent, we use the definition of independence provided under Section 803 of the NYSE MKT Company Guide. The NYSE MKT currently requires an Audit Committee comprised solely of independent directors. Messrs. Braca and Rubin are “independent” members of our board of directors as defined in Rule 10A-3 under the Exchange Act, and Section 803 of the NYSE MKT Company Guide. In addition, our board of directors has determined that Mr. Braca satisfies the definition of an audit committee “financial expert” as set forth in Item 407(d)(5) of Regulation S-K promulgated by the SEC. Our Audit Committee held four (4) meetings during Fiscal 2017.

Item 11.	Executive Compensation.

Summary Compensation Table

The following table sets forth information concerning compensation for services rendered in all capacities during the fiscal years ended June 30, 2017 and June 30, 2016, if applicable, awarded to, earned by or paid to: (i) all persons that served as our Chief Executive Officer during Fiscal 2017; (ii) our three most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers at the end of Fiscal 2017; and (iii) individuals who would qualify under (ii) but for the fact that the individual was not serving as an executive officer at the end of the fiscal year, collectively referred to herein as the named executive officers. No other executive officers who would have otherwise been includable in such table on the basis of total compensation for Fiscal 2017 have been excluded by reason of their termination of employment or change in executive status during that year.

Name and Principal Position	Year (1)	Salary ($)(2)	Option Awards ($) (3)	Total ($)
David Rector (4)	2017	$60,000	—	$60,000
Chief Executive Officer	2016	$150,000	—	$150,000

Vaughn Smider, M.D., Ph.D.	2017	$41,538	—	$41,538
Chief Scientific Officer	2016	$164,308	—	$164,308

James Graziano, Ph.D. Chief Technology Officer	2017	$127,211	—	$127,211
	2016	$163,288		$163,288

Miguel de los Rios Ph.D.	2017	$90,865	—	$90,865
Vice President of Research and Development	2016	$155,481	—	$155,481

(1)	Sevion’s fiscal year ends on June 30.
(2)	Such amount represents actual salary paid, including such amounts deferred in connection with our 401K plan.
(3)	Mr. Rector was appointed as the Company’s Interim Chief Executive Officer on January 9, 2015 and is a consultant of the Company.

Narrative Explanation of Certain Aspects of the Summary Compensation Table

Each of our named executive officers is eligible to receive (i) a base salary and (ii) an annual performance bonus payable in cash, stock or a combination at the discretion of the compensation committee of the board of directors, or the Compensation Committee.

Cash Compensation

The base salary for each of our named executive officers for our Fiscal 2017, is listed in the table below:

Name	Fiscal 2017 Base Salary
David Rector	$60,000
Vaughn Smider, M.D., Ph.D.	$40,000
James Graziano, Ph.D.	$122,500
Miguel de los Rios Ph.D.	$87,500

The Compensation Committee determined, as a result of reviewing several factors, and primarily because of our limited cash resources reserved for research and development activities, that no bonuses were or would be granted for Fiscal 2017.

Equity Compensation

During Fiscal 2017, the Compensation Committee determined that there would be no performance based options.

Grants of Plan-Based Awards

The Company did not grant any stock awards, option awards or equity incentive plan awards to its named executive officers during the fiscal year ended June 30, 2017.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the equity awards we have made to our named executive officers, which remain outstanding as of June 30, 2017.

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexer- cisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date
David Rector		—	—	—
Vaughn Smider, M.D., Ph.D.	11/18/2014	16,621	—	8,706	(1)	$0.83	11/18/2024
James Graziano, Ph.D.	11/18/2014	10,157	—	5,320	(1)	$0.83	11/18/2024
Miguel de los Rios Ph.D.	5/16/2014	113,082	—	—		$2.65	7/9/2023
	11/18/2014	16,744	—	8,771	(1)	$0.83	11/18/2024

(1)	Such amounts consist of performance based options with the maximum number of option shares in which the optionee may vest to be determined by the Compensation Committee within 90 days following the fiscal year-end based on achievement of performance metrics and shall vest one-quarter on the first anniversary of the date of grant with one-thirty-sixth of the balance vesting each month thereafter with continued service.

Option Exercises and Stock Vested

There were no option exercises and stock vested activity for our named executive officers during the year ended June 30, 2017.

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

On October 6, 2017, our board of directors terminated the policy.

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

Director Compensation

We pay our non-employee directors cash compensation, paid in quarterly increments as consideration for their service on our board of directors for each fiscal year as follows:

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

Equity Compensation

Equity Election Program

A non-employee director may elect to receive, in lieu of such cash retainer and meeting fees, either (i) restricted stock units, or RSUs, covering that number of shares having a fair market value on the grant date equal to such cash award or (ii) a number of option shares equal to twice the number of RSU’s that would have been received, with an exercise price per share equal to the fair market value of our common stock on the option grant date. Such election must be timely made and generally applies for the entire year. The awards are fully-vested on the grant date and each option has a maximum term of 10 years subject to earlier termination 3 months following cessation of board service. The RSUs or options are generally granted quarterly, effective two (2) days following the filing of our quarterly reports on Form 10-Q for that quarter, and are fully vested as of the grant date.

For Fiscal 2017, all of the non-employee directors elected to receive options in lieu of cash. Accordingly, the directors received options to purchase shares of our common stock pursuant to the provisions of the 2008 Stock Plan and their equity elections with the exercise price per share equal to the closing price on the option grant date. The dollar amount of the fees paid in equity pursuant to such program by each director for Fiscal 2017 and the number of shares subject to such equity awards was as follows:

Director	Grant Date	$ Amount of Fees paid in Equity	Number of Shares subject to Options
John N. Braca	02/14/17	$18,375	167,045
Phillip Frost, M.D.	02/14/17	$12,000	109,091
Steven Rubin	02/14/17	$17,625	160,227

Annual Equity Awards

We do not automatically grant options or other equity to our non-employee board members. Our Compensation Committee reviews the equity program each year and determines the appropriate level of the equity awards to be made for that year. The Compensation Committee did not approve any grant of options or other equity to our non-employee board members during Fiscal 2017.

Aggregate Equity Compensation

The following table sets forth information relating to the equity awards granted to the non-employee directors during Fiscal 2017.

		Stock Awards	Option Awards
Director	Grant Date	Number of Shares	Option Exercise Price ($)/ Share	Number of Shares		Grant Date Fair Value
John N. Braca	02/14/17		$0.22	167,045	(1)	$28,501
Phillip Frost, M.D	02/14/17		$0.22	109,091	(2)	$18,613
Steven Rubin	02/14/17		$0.22	160,227	(3)	$27,338

(1)	Includes 36,363 additional options granted for service during Fiscal 2016, not for cash compensation for Fiscal 2017. The remainder of the grant of 130,682 options represents payment for service during the first half of 2017.
(2)	Includes 30,682 additional options granted for service during Fiscal 2016, not for cash compensation for Fiscal 2017. The remainder of the grant of 78,409 options represents payment for service during the first half of 2017.
(3)	Includes 36,363 additional options granted for service during Fiscal 2016, not for cash compensation for Fiscal 2017. The remainder of the grant of 123,864 options represents payment for service during the first half of 2017.

Director Compensation Summary

The table below shows the compensation paid or awarded to our non-employee directors during the fiscal year ended June 30, 2017.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
John N. Braca	—	$28,565	—	$28,565
Phillip Frost, M.D.	—	$18,655	—	$18,655
Steven Rubin	—	$27,399	—	$27,399

(1)	In accordance with SEC rules, this column reflects the aggregate grant date fair value of the option awards granted during FY2017 computed in accordance with ASC 718. Assumptions used in the calculation of these amounts are included in Notes 2 and 9 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The grant date fair values used to calculate such compensation costs were not adjusted to take into account any estimated forfeitures. These amounts do not reflect the actual economic value that will be realized by the named executive officer upon the vesting of the stock options, the exercise of the stock options or the sale of the common stock underlying such stock options. For further information concerning such equity awards, see the section above entitled “Aggregate Equity Compensation” and the section below entitled “Outstanding Director Equity Awards.”

Outstanding Director Equity Awards

The following table shows the total number of shares of our common stock subject to option awards (vested and unvested) held by each non-employee director as of June 30, 2017:

Director	Number of Stock Awards Outstanding	Number of Option Awards Outstanding
John N. Braca	—	376,382
Phillip Frost, M.D.	—	245,344
Steven Rubin	—	318,658

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee is or has been an officer or employee of our company or any of our subsidiaries. In addition, no member of the Compensation Committee had any relationships with us or any other entity that requires disclosure under the regulations promulgated by the SEC and none of our executive officers served on the Compensation Committee or board of any company that employed any member of our board of directors in Fiscal 2017.

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed the section captioned “Executive Compensation” with management, and based on this review and these discussions, the Compensation Committee recommended to the board of directors that this “Executive Compensation” section be included in Sevion’s Annual Report on Form 10-K.

This report is submitted on behalf of the
Compensation Committee
Steven Rubin, Chairman
John N. Braca

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of June 30, 2017, there were 159 holders of record of our common stock, and we had outstanding 29,202,799 shares of our common stock and each outstanding share is entitled to one (1) vote at the Meeting. The following table sets forth certain information known to us based on our review of reports filed with the SEC, as of June 30, 2017, with respect to holdings of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our common stock outstanding as of such date; (ii) each of our directors, which includes all nominees, and our named executive officers; and (iii) all of our directors and our current executive officers as a group.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)		Percent of Class (3)
(i) Certain Beneficial Owners:

OPKO Health, Inc. 4400 Biscayne Boulevard Miami, FL 33137	16,233,919	(4)	31.5%

Frost Gamma Investments Trust Miami, FL 33137	1,855,202	(5)	3.6%

(ii) Directors and Named Executive Officers:

Phillip Frost, M.D.	1,855,202	(5)	3.6%
Vaughn Smider, M.D., Ph.D.	1,090,451	(6)	2.1%
John N. Braca	376,482	(7)	*
Steven Rubin	318,658	(8)	*
James Graziano, Ph.D.	119,449	(9)	*
Miguel de los Rios, Ph.D.	130,890	(10)	*
David Rector	79,797	(11)	*
(iii) All Directors and current executive officers as a group (7 persons)	3,988,060	(12)	7.7%

*	Less than 1%

(1)	Unless otherwise provided, all addresses should be care of Sevion Therapeutics, Inc., 10210 Campus Point Dr., Suite 150, San Diego, California 92121.

(2)	Except as otherwise indicated, all shares of common stock are beneficially owned and sole investment and voting power is held by the persons named, and all third-party information is based on information contained in such person’s filings on Form 13G or Form 13D, as applicable.

(3)	Applicable percentage of ownership is based on 51,414,613, shares of our common stock outstanding as of September 25, 2017, plus any common stock equivalents, convertible notes and options or warrants held by such holder which are presently or will become exercisable within sixty (60) days after June 30, 2017.

(4)	Includes 15,893,844 shares of common stock, 4,126,822 of which were issued pursuant to the conversion of certain convertible promissory notes held by OPKO and accrued interest thereon and 1,250,007 of which were issued pursuant to the conversion of Series C convertible preferred stock,and 340,075 shares of common stock underlying warrants.

(5)	Includes 1,598,170 shares of common stock and 11,688 shares of warrants held by Frost Gamma Investments Trust, of which Dr. Phillip Frost is the trustee, and 245,344 shares of presently exercisable options held by Dr. Phillip Frost.

(6)	Includes 1,058,970 shares of common stock, 13,804 shares of common stock underlying warrants, and 17,808 shares of common stock issuable pursuant to presently exercisable options or options which will become exercisable within sixty (60) days from June 30, 2017. Excludes, 7,518 shares of common stock issuable pursuant to options which become exercisable after sixty (60) days from June 30, 2017.

(7)	Includes 100 shares of common stock and 376,382 shares of warrants issuable pursuant to presently exercisable options.

(8)	Includes 318,658 shares of common stock pursuant to presently exercisable options.

(9)	Includes 104,386 shares of common stock, 1,361 shares of common stock underlying warrants and 10,881 shares of common stock issuable pursuant to presently exercisable options or options which will become exercisable within sixty (60) days from June 30, 2017. Excludes 4,596 shares of common stock issuable pursuant to options which become exercisable after sixty (60) days from June 30, 2017.

(10)	Includes 131,023 shares of options issuable pursuant to presently exercisable options or options which will become exercisable within sixty (60) days from June 30, 2017. Excludes 7,574 shares of common stock issuable pursuant to options which become exercisable after sixty (60) days from June 30, 2017.

(11)	Includes 1,997 shares of common stock and 77,800 shares of options issuable pursuant to presently exercisable options.

(12)	See Notes 5 through 11.

Equity Compensation Plan Information

The following table reflects information relating to equity compensation plans as of June 30, 2017.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflect in column (a))
Stock Option plans approved by security holders	2,319,267	(1)	$2.59	5,119,433	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	2,319,267	(1)	$2.59	5,119,433	(2)

(1)	Issued pursuant to our 1998 Stock Plan and 2008 Stock Plan.

(2)	Available for future issuance pursuant to our 2008 Stock Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Consulting Agreement with David Rector

On January 9, 2015, we entered into a consulting agreement with The David Stephen Group LLC, an entity wholly-owned and controlled by David Rector, our interim President and Chief Executive Officer, setting forth Mr. Rector’s monthly compensation amount for the provision of his services as our interim President and Chief Executive Officer, as well as certain other standard provisions, such as confidentiality and invention assignment. Under this agreement, we have agreed to pay Mr. Rector $10,000 per month as compensation for his services provided under the agreement. Effective June 2015, the Compensation Committee increased the monthly compensation to $15,000 per month for his services. Effective March 23, 2016, the Compensation Committee amended the consulting agreement with The David Stephen Group LLC to reflect a decrease of the monthly compensation payable under the agreement to $5,000 per month for his services. We paid $60,000 to Mr. Rector pursuant to the consulting agreement during the fiscal year ended June 30, 2017.

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

Debt Transactions with OPKO Health, Inc.

On November 10, 2016, we issued unsecured promissory notes in the aggregate amount of $300,000 to OPKO Health, Inc. and an existing stockholder of the Company (the “November Notes”). The November Note issued to OPKO was in the amount of $150,000. The November Notes have customary events of default, an interest rate of 5% per annum with principal and interest due twelve months from their issuance. The notes were used to fund operations

On February 15, 2017, we issued convertible promissory notes (the “February Notes”) in the aggregate amount of $500,000 to OPKO and certain of our existing stockholders. The February Note issued to OPKO was in the amount of $250,000. The February Notes have customary events of default, an interest rate of 6% per annum, and principal and interest due six months from the date of issuance. In connection with the issuance of the February Notes, the November Notes were amended and restated to convert upon the same terms as the February Notes.

Eloxx Transaction and Subscription Agreement with OPKO Health, Inc.

As previously disclosed, on May 31, 2017, we entered into an agreement (the “Agreement”), which was amended on August 1, 2017, with Sevion Acquisition Co. Ltd., an Israeli company and our wholly-owned subsidiary (“Acquisition Subsidiary”), and Eloxx Pharmaceuticals Ltd., an Israeli company (“Eloxx”), pursuant to which Eloxx will merge with and into Acquisition Subsidiary, with Eloxx surviving as our wholly-owned subsidiary (the “Transaction”). Consummation of the Transaction is subject to certain closing conditions, including, among other things: (i) approval of the Transaction by the stockholders of Eloxx; (ii) the successful consummation of separate equity financings resulting in cash investments in our business and Eloxx of no less than $12,000,000 each (the “Financing Covenant”); (iii) the entering into a lockup agreement and registration rights agreement by and among us, certain of our shareholders and certain holders of Registrable Securities (as defined in the Agreement). Pursuant to the Agreement, the Transaction must close, if it closes, on or prior to December 31, 2017.

On July 28, 2017, we received gross proceeds of $1,500,000 from OPKO, pursuant to a subscription agreement by and among us, Eloxx, OPKO and certain other subscribers that we entered into in connection with the Transaction (the “Subscription Agreement”). The funds received from OPKO satisfied a portion of our Financing Covenant. If the Transaction does not close, we will not be entitled to keep any portion of the money that it ultimately raises in fulfillment of the Financing Covenant, with the exception of the $1.5 million in gross proceeds we received from OPKO, which is not conditioned upon closing of the Transaction

Review and Approval of Related Person Transactions

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

Director Independence

We are not a listed issuer and so is not subject to the director independence requirements of any exchange or interdealer quotation system. Although we are not currently subject to director independence requirements, we have, nevertheless, in determining whether our directors and director nominees are independent, we use the definition of independence provided under Section 803 of the NYSE MKT Company Guide. Under this definition of independence, a director will, among other things, qualify as an “independent director” if, in the determination of our board of directors, that person does not have a relationship that would interfere with his or her exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Messrs. Braca and Rubin and Dr. Frost is an “independent director” under Section 803 of the NYSE MKT Company Guide. Mr. Rector and Dr. Smider would not be considered independent because they currently serve or have served as officers of our company.

Item 14.	Principal Accounting Fees and Services

The aggregate fees billed by RSM US LLP for services performed for the fiscal years ended June 30, 2017 and 2016 are as follows:

	2017	2016
Audit Fees	$182,800	$220,600
Audit Related Fees	-	28,000
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$182,800	$248,000

AUDIT FEES

The aggregate audit fees for the years ended June 30, 2017 and 2016 were primarily related to the audit of our annual financial statements and review of those financial statements included in our quarterly reports on Form 10-Q and fees for professional services rendered in connection with documents filed with the Securities and Exchange Commission.

AUDIT RELATED FEES

Audit related fees for the year ended June 30, 2016 was primarily incurred in connection with our equity offerings and registration statements.

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

Reference is made to the Exhibit Index on Page 63.

SEVION THERAPEUTICS, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

F-1

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SEVION THERAPEUTICS, INC.

AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Sevion Therapeutics, Inc.

We have audited the accompanying consolidated balance sheets of Sevion Therapeutics, Inc. and Subsidiaries as of June 30, 2017 and June 30, 2016, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2017. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sevion Therapeutics, Inc. and Subsidiaries as of June 30, 2017 and June 30, 2016, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2017, in conformity with U.S. generally accepted accounting principles.

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

/s/ RSM US LLP

New York, New York

October 13 2017

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2017	2016

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$33,198	$810,808
Prepaid expenses and other current assets	251,223	171,820

Total Current Assets	284,421	982,628

Equipment, furniture and fixtures, net	50,979	92,554
Acquired research and development	5,500,000	8,100,000
Security deposits	9,800	50,770

TOTAL ASSETS	$5,845,200	$9,225,952

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$191,597	$90,305
Accrued expenses	330,301	256,376
Notes Payable	407,122	-
Derivative Liability	1,844,974	-
Other current liabilities	-	22,310

Total Current Liabilities	2,773,994	368,991

Warrant and Stock Right liabilities	-	956,575
Deferred tax liability	2,200,000	3,240,000
Other liabilities	-	99,728

TOTAL LIABILITIES	4,973,994	4,665,294

STOCKHOLDERS' EQUITY:

Convertible preferred stock, $0.01 par value, authorized 1,228,500 shares
Series C shares 158,336 and 235,004 issued and outstanding, respectively
(liquidation preference of $1,583 and $2,350 at June 30, 2017
and June 30, 2016, respectively)	1,583	2,350
Convertible preferred stock, $0.01 par value, authorized 5,000,000 shares
Series A 10,297 shares issued and 270 and 380 shares outstanding, respectively
(liquidation preference of $280,418 and $389,500 at June 30, 2017
and June 30, 2016, respectively)	3	4
Common stock, $0.01 par value, authorized 500,000,000 shares, issued and outstanding 29,202,799 and 20,496,385 at June 30, 2017
and June 30, 2016 respectively	292,028	204,964
Capital in excess of par	122,401,918	119,983,399
Accumulated deficit	(121,824,326)	(115,630,059)

Total Stockholders' Equity	871,206	4,560,658

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,845,200	$9,225,952

See Notes to Condensed Consolidated Financial Statements

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended June 30
	2017	2016	2015

Licensing Revenue	$-	$75,000	$75,000

Operating expenses:
General and administrative	1,408,936	1,606,043	3,170,499
Research and development	733,661	2,182,989	4,568,435
Gain on sale of patents	(149,728)	-	-
Impairment of goodwill	-	5,780,951	8,121,966
Impairment of acquired R&D	2,600,000	1,700,000	-
Impairment and write-off of patents	-	-	2,290,836

Total operating expenses	4,592,869	11,269,983	18,151,736

Loss from operations	(4,592,869)	(11,194,983)	(18,076,736)

Other non-operating income (expense)
Change in fair value of stock right	651,484	254,027	12,405
Change in fair value of warrant liability	249,025	1,993,560	3,313
Change in fair value of note derivitive	(1,175,522)	-	-
Stock issuance for anti dilution right	(1,417,922)	-	-
Modification of warrant exercise price	(285,356)	-	-
Interest expense	(265,203)	(533)	(2,767)

Net loss before income tax benefit	(6,836,363)	(8,947,929)	(18,063,785)

Income tax benefit	1,040,000	680,000	-

Net Loss	(5,796,363)	(8,267,929)	(18,063,785)

Preferred dividends	(397,904)	(179,154)	(838,925)

Net loss available to common shares	$(6,194,267)	$(8,447,083)	$(18,902,710)

Basic and diluted net loss per common share	$(0.27)	$(0.42)	$(1.31)

Basic and diluted weighted-average number
of common shares outstanding	23,219,237	20,322,714	14,417,029

See Notes to Consolidated Financial Statements

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

AS OF JUNE 30, 2017

					Capital in Excess	Accumulated	Stockholders'
	Preferred Stock		Common Stock		of Par Value	Deficit	Equity
	Shares	Amount	Shares	Amount

Balance at June 30, 2014	580	$6	13,846,361	$138,463	$115,631,726	$(88,280,266)	$27,489,929

Stock issued for Cash	235,837	2,358	4,746,952	47,470	4,777,741	-	4,827,569

Warrant Liability	-	-	-	-	(1,742,703)	-	(1,742,703)

Derivative Stock Right	-	-	-	-	(775,062)	-	(775,062)

Stock-based compensation	-	-	-	-	480,681	-	480,681

Preferred stock converted into common stock	(200)	(2)	100,000	1,000	(998)	-	-

Deemed dividend - preferred stock	-	-	-	-	790,507	(790,507)	-

Dividends paid	-	-	59,500	595	55,988	(42,083)	14,500

Dividends accrued and unpaid at June 30, 2015	-	-	-	-	-	(6,335)	(6,335)

Net loss	-	-	-	-	-	(18,063,785)	(18,063,785)

Balance at June 30, 2015	236,217	2,362	18,752,813	187,528	119,217,880	(107,182,976)	12,224,794

Stock issued for Cash	66,667	667	959,996	9,600	1,142,130	-	1,152,397

Warrant liability	-	-	-	-	(559,261)	-	(559,261)

Derivative stock right	-	-	-	-	(142,854)	-	(142,854)

Stock-based compensation	-	-	-	-	156,678	-	156,678

Preferred stock converted into common stock	(67,500)	(675)	675,000	6,750	(6,075)	-	-

Deemed dividend - preferred stock	-	-	-	-	135,701	(135,701)	-

Dividends paid	-	-	108,576	1,086	39,200	(33,951)	6,335

Dividends accrued and unpaid at June 30, 2016	-	-	-	-	-	(9,502)	(9,502)

Net loss	-	-	-	-	-	(8,267,929)	(8,267,929)

Balance at June 30, 2016	235,384	$2,354	20,496,385	$204,963	$119,983,399	$(115,630,059)	$4,560,657

Stock issued for convertible debt		-	1,032,219	10,322	258,055	-	268,377

Stock issued due to antidilution			5,671,689	56,717	1,361,205	-	1,417,922

Warrant modification	-	-	-	-	285,356	-	285,356

Reclass warrant from liability to equity					56,066	-	56,066

Stock-based compensation	-	-	-	-	80,108	-	80,108

Preferred stock converted into common stock	(76,778)	(768)	1,790,024	17,900	(17,132)	-	-

Dividends paid			212,482	2,125	40,472	(33,096)	9,502

Deemed dividend - preferred stock			-	-	354,389	(354,389)	-

Dividends accrued and unpaid at June 30, 2017	-	-	-	-	-	(10,419)	(10,419)

Net loss	-	-	-	-	-	(5,796,363)	(5,796,363)

Balance at June 30, 2017	158,606	$1,586	29,202,799	$292,028	$122,401,918	$(121,824,326)	$871,206

See Notes to Consolidated Financial Statements

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended June 30,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(5,796,363)	$(8,267,929)	$(18,063,785)
Adjustments to reconcile net loss to net cash used in
operating activities:
Noncash (income) expense related to change in fair value of:
- stock right	(651,484)	(254,027)	(12,405)
- warrant liability	(249,025)	(1,993,560)	(3,313)
- Derivative liability	1,175,522
Noncash charge for change in warrant terms	285,356
Noncash charge for common stock antidilution issuance	1,417,922
Noncash charge for accretion of debt discount	241,730
Gain on sale of patents	(149,728)
Stock-based compensation expense	80,108	156,678	480,681
Depreciation and amortization	44,075	93,394	177,074
Loss on Disposal of Assets	-	-	8,071
Impairment of goodwill	-	5,780,951	8,121,966
Write-off of intangibles	2,600,000	1,700,000	2,290,836
Deferred Tax	(1,040,000)	(680,000)	-
Write-off of prepaid research supplies	-	-	669,750
Deferred rent	(22,310)	(62,778)	85,088
(Increase) decrease in operating assets:
Prepaid expenses and other current assets	(79,403)	223,280	48,208
Security deposit	40,970	-	(45,599)
Increase (decrease) in operating liabilities:
Accounts payable	101,292	(141,728)	(669,147)
Accrued expenses	76,228	(155,496)	(507,121)
Deferred revenue	-	(75,000)	75,000
Net cash used in operating activities	(1,925,110)	(3,676,215)	(7,344,696)

Cash flows from investing activities:
Proceeds from sale of patents	50,000	-	-
Capitalized Patent costs	-	-	(136,946)
Purchase of equipment, furniture and fixtures	(2,500)	-	(122,641)
Net cash provided by (used in) investing activities	47,500	-	(259,587)

Cash flows from financing activities:
Proceeds from issuance of convertible notes	1,100,000	-	-
Proceeds from issuance of common stock and
warrants, net and exercise of warrants and options	-	1,152,397	4,827,569
Net cash provided by financing activities	1,100,000	1,152,397	4,827,569

Net (decrease) increase in cash and cash equivalents	(777,610)	(2,523,818)	(2,776,714)

Cash and cash equivalents at beginning of period	810,808	3,334,626	6,111,340
Cash and cash equivalents at end of period	$33,198	$810,808	$3,334,626

See Notes to Consolidated Financial Statements

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	2017	2016	2015
Supplemental disclosure of non-cash transactions:

Conversion of convertible note plus accrued interest into common stock	$268,377	-
Conversion of preferred stock into common stock	$17,900	6,750	998
Allocation of equity proceeds to warrants	$-	559,261	1,742,703
Allocation of equity proceeds to stock rights	$-	142,854	775,062
Allocation of preferred stock proceeds to beneficial
conversion feature	$-	135,701	790,507
Allocation of convertible note proceeds to derivative liability	$1,101,413	-	-
Issuance of common stock for dividend payments on
preferred stock	$42,597	40,286	56,583
Issuance of common stock in settlement of accounts payable	$-	-	-
Dividends accrued on preferred stock	$10,419	9,502	6,335
Reclass warrant liability to equity	$56,066	-	-
Deemed dividend - preferred stock	$354,389	-	-
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	-	137

See Notes to Consolidated Financial Statements

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Principal Business Activity:

The Company

Sevion Therapeutics, Inc. (the “Company”), which includes the accounts of Senesco Inc., a New Jersey corporation (“SI”), Fabrus, Inc., a Delaware corporation (“Fabrus”) and Sevion Sub Ltd., an Israeli company (“Acquisition Sub”), is a development-stage biotech company developing a portfolio of innovative therapeutics, from both internal discovery and acquisition, for the treatment of cancer and immunological diseases. The antibody approach is a novel discovery paradigm with the proven capability to identify functional therapeutic monoclonal antibodies against challenging cell surface targets that previously have been highly resistant to therapeutic antibody discovery. The Company has several antibodies in the Company’s preclinical pipeline. The first to move forward is a potentially first/best in class candidate antibody that targets an ion channel important in autoimmunity and inflammation.

On May 31, 2017, the Company entered into an agreement (the “Agreement”), which was amended on August 1, 2017, with Sevion Acquisition Co. Ltd., an Israeli company and the Company’s wholly-owned subsidiary (“Acquisition Subsidiary”), and Eloxx Pharmaceuticals Ltd., an Israeli company (“Eloxx”), pursuant to which Eloxx will merge with and into Acquisition Subsidiary, with Eloxx surviving as the Company’s wholly-owned subsidiary (the “Transaction”). Consummation of the Transaction is subject to certain closing conditions, including, among other things: (i) approval of the Transaction by the stockholders of Eloxx; (ii) the successful consummation of separate equity financings resulting in cash investments in the Company’s business and Eloxx of no less than $12,000,000 each (the “Financing Covenant”); (iii) the entering into a lockup agreement and registration rights agreement by and among the Company, certain of the Company’s shareholders and certain holders of Registrable Securities (as defined in the Agreement). Pursuant to the Agreement, the Transaction must close, if it closes, on or prior to December 31, 2017. As of June 30, 2017, the Company incurred transaction costs totaling $312,260.

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

Liquidity

The financial statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence. The Company has not generated substantial revenues and has not yet achieved profitable operations. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis. In addition, development activities, clinical and preclinical testing, and commercialization of the Company’s products will require significant additional financing. The Company’s accumulated deficit at June 30, 2017 totaled $121,824,326, and management expects to incur substantial and increasing losses in future periods. The success of the Company is subject to certain risks and uncertainties, including among others, uncertainty of product development; competition in the Company’s field of use; uncertainty of capital availability; uncertainty in the Company’s ability to enter into agreements with collaborative partners; dependence on third parties; and dependence on key personnel. The Company has not generated positive cash flows from operations, and there are no assurances that the Company will be successful in obtaining an adequate level of financing for the development and commercialization of its planned products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company does not have adequate cash on hand to cover its anticipated expenses for the next 12 months. If the Company fails to raise a significant amount of capital or enter into a strategic transaction, it may need to significantly curtail operations, cease operations or seek federal bankruptcy protection in the near future. These conditions raise substantial doubt about its ability to continue as a going concern. Consequently, the audit report prepared by the Company’s independent public accounting firm relating to its financial statements for the year ended June 30, 2017 includes a going concern explanatory paragraph.

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

On May 31, 2017, the Company entered into an Agreement to acquire Eloxx Pharmaceuticals Ltd., an Israeli company for stock. Consummation of the Transaction is subject to certain closing conditions, including, among other things: (i) approval of the Transaction by the stockholders of Eloxx; (ii) the successful consummation of equity financings resulting in cash investments in each of the Company and Eloxx of no less than $12,000,000 each; (iii) the entering into a lockup agreement and registration rights agreement by and among the Company, certain shareholders of the Company and certain holders of Registrable Securities.

As of June 30, 2017, the Company had cash in the amount of $33,198. On July 28, 2017, the Company received gross proceeds of $1,500,000 from OPKO Health, Inc. (“OPKO”), one of the Company’s existing shareholders, pursuant to a subscription agreement by and among the Company, Eloxx, OPKO and certain other subscribers that the Company entered into in connection with the Transaction (the “Subscription Agreement”). The funds received from OPKO satisfied a portion of the Company’s Financing Covenant. If the Transaction does not close, the Company will not be entitled to keep any portion of the money that it ultimately raises in fulfillment of the Financing Covenant, with the exception of the $1,500,000 in gross proceeds the Company received from OPKO, which is not conditioned upon closing of the Transaction.

The historical operating results indicate substantial doubt exists related to the Company’s ability to continue as a going concern. Presently, with no further financing, the Company projects that its current cash balance will allow it to operate in the normal course of business until December 31, 2017. While the Company believes that consummation of the Transaction would mitigate the substantial doubt raised by its historical operating results and allow the Company to continue its current operations as a going concern for at least the next 12 months, the Company cannot predict with certainty whether the Transaction will be successfully completed or if the proceeds received from the fulfillment of its Financial Covenant will be sufficient to allow it to continue its current operations as a going concern.

If the Company is unable to raise additional funds or complete the Transaction, it will need to do one or more of the following:

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

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Sevion Therapeutics, Inc. and the Company’s wholly owned subsidiaries, Senesco Inc., Fabrus, Inc. and Sevion Sub Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management Estimates and Judgments

Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. This process may result in actual results differing materially from those estimated amounts used in the preparation of the financial statements if these results differ from historical experience, or other assumptions do not turn out to be substantially accurate, even if such assumptions are reasonable when made. In preparing these financial statements, management used significant estimates in the following areas, among others: stock-based compensation expense, warrant, derivatives and stock rights liabilities, the determination of the fair value of equity transactions and stock-based awards, the accounting for research and development costs, the accounting for impairment and accrued expenses.

Cash and Cash Equivalents

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

The Level 3 financial instruments consist of common stock warrants with an exercise reset feature, derivatives which are conversion features in the Convertible Notes (Note 7), and common stock with embedded anti-dilutive features (“Rights”). The fair value of these warrants and Rights are estimated using a Monte Carlo valuation model, and the derivatives are valued using a weighted average Black Scholes method. The unobservable input used by the Company was the estimation of the likelihood of a reset occurring on the warrants and the anti-dilutive Rights. These estimates of the likelihood of completing an equity raise that would meet the criteria to trigger the reset provisions and anti-dilutive Rights are based on numerous factors, including the remaining term of the financial instruments and the Company’s overall financial condition. (See Note 8). The inputs used in the Black Scholes model include fair value of the common stock, interest rate, volatility of the Company’s stock and expected remaining term.

The carrying value of prepaid expenses, accounts payable and accrued expenses reported in the consolidated balance sheets equal or approximate fair value due to their short maturities.

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash. The Company maintains cash balances at financial institutions, which at times, exceed federally insured limits. At June 30, 2017 the Company’s cash amount did not exceed FDIC insurance limits. The Company has not recognized any losses from credit risks on such accounts since inception. The Company believes it is not exposed to significant credit risk on cash.

Equipment, Furniture and Fixtures, Net

Equipment, furniture and fixtures are recorded at cost, except for the equipment acquired in the acquisition of Fabrus, which is recorded at fair value. Depreciation is calculated on a straight-line basis over three to four years for office equipment, five years for lab equipment and five to seven years for furniture and fixtures. Expenditures for major renewals and improvements are capitalized, and expenditures for maintenance and repairs are charged to operations as incurred. (See Note 4).

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of net assets acquired by the Company. Goodwill is not amortized, but assessed for impairment on an annual basis or more frequently if impairment indicators exist. The Company wrote off its remaining goodwill balance in the fiscal year ended June 30, 2016 as a result of an impairment review.

Intangible assets include in-process research and development (IPR&D) of pharmaceutical product candidates. IPR&D are considered indefinite-lived intangible assets and are assessed for impairment annually or more frequently if impairment indicators exist. If the associated research and development effort is abandoned, the related assets will be written-off and the Company will record a non-cash impairment loss on the Company’s consolidated statement of operations. For those compounds that reach commercialization, the IPR&D assets will be amortized over their estimated useful lives. For the year ended June 30, 2017, the Company determined that there was impairment to IPR&D. (See Note 5)

Impairment of Long-lived Assets

The Company assesses the impairment in long-lived assets whenever events or circumstances indicate that their carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include the following:

•	significant negative industry trends;
•	significant underutilization of the assets;
•	significant changes in how the Company uses the assets or its plans for their use; and
•	changes in technology and the appearance of competing technology.

If a triggering event occurs and if the Company's review determines that the future undiscounted cash flows related to the groups, including these assets, will not be sufficient to recover their carrying value, the Company will reduce the carrying values of these assets down to their estimated fair value. The Company recorded impairment of long lived assets of $0, $0, and $2,290,836 for the fiscal year ended June 30, 2017, 2016, and 2015, respectively (Note 5).

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Loss per Common Share

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional shares of Common Stock that would have been outstanding if the potential shares of Common Stock had been issued and if the additional shares of Common Stock were dilutive.

For all periods presented, basic and diluted loss per share are the same, as any additional Common Stock equivalents would be anti-dilutive. Potentially dilutive shares of Common Stock have been excluded from the calculation of the weighted average number of dilutive shares of Common Stock as follows:

	June 30,
	2017	2016
Common Stock to be issued upon conversion
of convertible preferred stock - Series A	1,080,000	506,666
Common Stock to be issued upon conversion
of convertible preferred stock - Series C	2,968,801	2,350,040
Common Stock to be issued upon conversion of convertible notes and accrued interest	10,234,000	-
Outstanding warrants	5,011,591	8,698,580
Outstanding options	2,319,267	1,917,238

Total potentially dilutive shares of Common Stock	21,613,659	13,472,524

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

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of June 30, 2017, the Company’s tax years prior to June 30, 2014 are no longer subject to examination by the tax authorities. The Company is not currently under examination by any U.S. federal or state jurisdictions. As of June 30, 2017 and 2016, the Company does not have any significant uncertain tax positions.

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

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table sets forth the total stock-based compensation expense and issuance of Common Stock for services included in the consolidated statements of operations for the fiscal years ended June 30, 2017, 2016 and 2015.

	Fiscal Year Ended June 30,
	2017	2016	2015
General and administrative	$73,707	$130,186	$401,411
Research and development	6,401	26,492	79,270

Total	$80,108	$156,678	$480,681

The Company estimated the fair value of each option grant throughout the year using the Black-Scholes option-pricing model using the following assumptions:

	Fiscal Year Ended June 30,
	2017	2016	2015
Risk-free interest rate (1)	1.98%	.00% - 2.15%	0.02%-2.32%
Expected volatility	106.00%	69%-146%	95%-153%
Dividend yield	None	None	None
Expected life (in years) (2)	5.0	.08 - 8.4	0.63 - 10.0

(1) Represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the option term.

(2) Expected life for employee based stock options was estimated using the “simplified” method, as allowed under the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 110.

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In May 2014, the FASB issued ASU No. 2014- 09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 requires that a company recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which the company expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In July 2015, the FASB approved a proposal to defer the effective date of the guidance until annual and interim reporting periods beginning after December 15, 2017, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is in the process of evaluating the effect of adoption.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” (“ASU 2014-15”). ASU 2014-15 amended existing guidance related to the disclosures about an entity’s ability to continue as a going concern. These amendments are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. These amendments provide guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. The Company has adopted this standard and there was no material impact on the consolidated financial statements.

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which supersedes FASB ASC 840. All entities will be required to record operating leases on the balance sheet as assets and liabilities instead of recording only capital (finance) leases on the balance sheet. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2017. The Company s in the process of evaluating the effect of adoption.

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

In July 2017, the FASB issued ASU No. 2017-11, which amends the FASB Accounting Standards Codification. Part I of ASU No. 2017-11, Accounting for Certain Financial Instruments with Down Round Features, changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. The guidance is effective for reporting periods beginning after December 15, 2019 and interim periods within those fiscal years. The Company is in the process of evaluating the impact of adoption of this guidance on its consolidated financial statements.

The Company has assessed other recently issued accounting pronouncements and has determined that they do not apply.

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Fair Value Measurements:

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2017 and 2016:

	Carrying	Fair Value Measurement at June 30, 2017
	Value	Level 1	Level 2	Level 3

Cash and cash equivalents	$33,198	$33,198	$-	$-

Derivative Liability	$1,844,974	$-	$-	$1,844,974

	Carrying	Fair Value Measurement at June 30, 2016
	Value	Level 1	Level 2	Level 3

Cash and cash equivalents	$810,808	$810,808	$-	$-

Warrant and Stock Right Liabilities	$956,575	$-	$-	$956,575

The following table summarizes the changes in fair value of the Company’s Level 3 financial instruments:

Fiscal Year ended June 30,	2017	2016

Beginning Balance	$956,575	$2,502,047
Allocation of convertible note proceeds to derivative liability	1,101,413	-
Change in fair value of derivative liability	743,561	-
Issuance of common stock warrants	-	559,261
Recognition of stock right	-	142,854
Reclass to equity	(56,066)	-
Change in fair value of warrant liabilities, net	(249,025)	(1,993,560)
Change in fair value of stock right, net	(651,484)	(254,027)
Ending Balance	$1,844,974	$956,575

See Note 8 for additional information.

4.	Equipment, Furniture and Fixtures:

Equipment, Furniture and Fixtures consist of the following:

	June 30,
	2017	2016

Laboratory Equipment	$313,023	$310,523
Office Equipment	15,569	21,680
Leasehold Improvements	-	10,236
Furniture and fixtures	3,700	6,920
	$332,292	$349,359
Less—Accumulated depreciation	(281,313)	(256,805)
	$50,979	$92,554

Depreciation expense aggregated $44,075, $93,394 and $152,097 for the fiscal years ended June 30, 2017, 2016, and 2015, respectively. Certain fully depreciated assets and all leasehold improvements totaling $19,567 were abandoned upon the relocation to a new facility during the fiscal year ended June 30, 2017.

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Intangible assets:

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

For the quarter ended March 31, 2016, as a result of the significant further decrease in the market value of the Company, the Company determined that there was a triggering event that required the Company to review if there had been an impairment to the Acquired Research and Development and Goodwill. For the Acquired Research and Development the Company updated the discounted cash flow analysis and reviewed the input assumptions which were the basis for the valuation performed as of May 14, 2014 (Date of Acquisition). Updates were made to the inputs based upon industry knowledge and management experience which affected future revenue streams, timing and probabilities. Based on the evaluation, the Company determined that an impairment existed. In addition, due to the significant drop in market value which the company experienced in the period, the company evaluated the market for the Acquired Research & Development. As a result of this evaluation, the Company determined that the intangible was impaired and market value would approximate $8.8 million. The Company determined that the market value analysis was a better indicator of value and recorded an impairment charge in the amount of $1,000,000 at March 31, 2016. The Company then evaluated its Goodwill. The Company’s evaluation used its market capitalization plus a control premium (which is considered a level 2 input in the fair value hierarchy) in determining the amount of the impairment. The Company concluded that there was an impairment based on the significant change in the Company’s market value during the period. As a result of this evaluation, the Company determined that the Goodwill was impaired and recorded an impairment charge for the remaining balance of goodwill in the amount of $2,981,000 at March 31, 2016.

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

During each of the quarters ended September 30, 2016 and December 31, 2016, as a result of the significant further decrease in the market value of the Company, the Company determined that there was a triggering event that required the Company to review if there had been an impairment to the Acquired Research and Development. Based on the evaluation, the Company determined that an impairment existed. The Company measured the enterprise value for purposes of the Step 2 measurement of Intangibles. The Company concluded that there was an impairment based on the significant change in the Company’s market value during the quarters. As a result of these evaluations, the Company determined that there was impairment to the Acquired Research and Development as of September 30, 2016 and December 31, 2016 in the amount of $1,600,000 and $1,000,000, respectively.

As of June 30, 2017 the Company performed a review to determine if there was impairment to the Acquired Research and Development as of that date. The Company measured the enterprise value for purposes of the Step 2 measurement of Intangibles. The Company concluded that there was no additional impairment based on the Company’s market value.

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

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Accrued Expenses:

Accrued expenses were comprised of the following:

	June 30,
	2017	2016

Accrued research	$-	$66,409
Accrued professional fees	200,000	-
Accrued interest	20,178	-
Accrued payroll	66,200	74,240
Accrued dividends payable	10,418	9,502
Accrued other	33,505	106,225
	$330,301	$256,376

7.	Notes Payable:

On November 10, 2016, the Company entered into unsecured promissory notes (the “November Notes”) in the aggregate amount of $300,000 with a related party, OPKO Health, Inc. (“OPKO”) and an existing stockholder of the Company. The November Notes have customary events of default, an interest rate of 5% per annum with principal and interest due twelve months from their issuance. The November Notes were used to fund the Company’s operations

The Company subsequently issued convertible promissory notes on February 15, 2017 (the “February Notes”) and May 22, 2017 (the “May Notes”, and together with the February Notes, the “2017 Notes”), in the aggregate amount of $800,000 to OPKO and existing stockholders of the Company (the “Noteholders”). The 2017 Notes have customary events of default, an interest rate of 6% per annum, and principal and interest due six months from the date of issuance (the “Maturity Date”).

The 2017 Notes provide for mandatory conversion: (a) if the Company enters into a transaction or series of transactions for an aggregate sale price of at least One Million Dollars ($1,000,000) of the Company’s capital stock (referred to as the “Qualified Financing”) then the outstanding principal balance and accrued but unpaid interest on the 2017 Notes will automatically convert into such capital stock sold in the Qualified Financing at a conversion price equal to the lesser of (i) the price per share paid by investors at the close of the Qualified Financing or (ii) $0.10 (the “Conversion Price”); or (b) upon a sale of all or substantially all of the Company’s assets, whether by sale, acquisition or merger, the outstanding principal balance and accrued but unpaid interest on the Notes will automatically convert at the Conversion Price into shares of Common Stock or such other securities on terms and conditions agreed upon by the Company and the holders of a majority of the outstanding principal amount of the 2017 Notes. Additionally, the 2017 Notes contain an optional conversion feature which provides that all or any portion of the outstanding principal balance and accrued but unpaid interest on the Notes may be converted at the Conversion Price.

In connection with the issuance of the 2017 Notes, the Company also amended and restated the November Notes in order to make them convertible upon the same terms as the 2017 Notes, including the conversion features detailed above (collectively, the “Convertible Notes”). The Company analyzed guidance in ASC 470, Debt, and determined that the modification of the November Notes met the definition of a Troubled Debt Restructuring because the noteholders granted a concession to the Company. Based on the guidance for Troubled Debt Restructuring, the amended November Notes are accounted for prospectively from the time of restructuring. The carrying amount is not changed, and a new effective interest rate is calculated to accrete the amended notes back to its principal and related interest amount through the maturity date of November 10, 2017.

Notwithstanding the above, the Convertible Notes contain a blocker feature which does not allow for conversion if it would cause such purchaser’s beneficial ownership of the shares of capital stock of any class of the Company outstanding at the time of conversion to exceed 4.99%, except that the Company may increase this beneficial ownership limitation to 9.99% in such purchaser’s sole discretion upon sixty-one (61) days’ notice. This limitation automatically terminates on the date that is fifteen (15) days prior to the Maturity Date.

The embedded conversion features in Convertible Notes are bifurcated and accounted for separately under the guidance for derivative accounting in ASC 815 and ASC 480. A liability of the fair value of the derivatives was recorded as of the original issuance date of the Convertible Notes, and any changes in the fair value at each financial statement date are recorded in the statement of operations of the consolidated financial statements. Convertible Notes are recorded at amortized cost, net of debt discount, and accreted using the effective interest method over the term of the Convertible Notes.

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the key inputs used to calculate the estimated fair value of the derivatives, using the Black Scholes model, as of the issuance dates in February 2017 and May 2017, and as of the balance sheet dates:

	February 15, 2017	March 31, 2017	May 22, 2017	June 30, 2017
Fair Value of Common Stock	$0.15 ~ $0.25	$0.15 ~ $0.19	$0.26	$0.27
Exercise Price	$0.10	$0.10	$0.10	$0.10
Expected Term (years)	0.17 ~ 0.75	0.17 ~ 0.63	0.33 ~ 0.50	$0.13 ~ 0.39
Volatility	173.5% ~ 214.5%	160% ~ 178.8%	155.1% ~ 174.6%	103.8% ~ 146.7%
Risk Free Interest Rate	0.54%~ 0.77%	0.76% ~ 0.94%	0.97% ~ 1.05%	0.84% ~ 1.09%

The Company estimated the fair value of the derivative liability related to the May Notes which was greater than the proceeds received. According to the guidance from the SEC in the 2014 AICPA conference, management recorded a loss of $212,000 for the excess of fair value of the derivatives over the proceeds received.

On June 1, 2017, Convertible Notes with principle amount of $100,000 and accrued interest of $3,222 were converted into 1,032,219 shares of the Company’s common stock. Based on the fair value of the common stock issued as a result of the conversion and the carrying amount of the notes and related derivative liability, a loss of $54,000 was recorded as a result of the conversion.

8.	Stockholders’ Equity:

Series A Preferred Stock

Each share of Series A Convertible Preferred Stock has a stated value of $1,000 (the “Stated Value”). Each holder of shares of Series A Convertible Preferred Stock is entitled to receive semi-annual dividends at the rate of 10% per annum of the Stated Value for each share of Series A Convertible Preferred Stock held by such holder. Except in limited circumstances, the Company can elect to pay the dividends in cash or shares of Common Stock. If the dividends are paid in shares of Common Stock, such shares will be priced at the lower of 90% of the average volume weighted-average price for the 20 trading days immediately preceding the payment date.

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

During the fiscal years ended June 30, 2017, 2016 and 2015, a total of 212,482, 108,576, and 59,500 shares of common stock with a fair value of $42,598, $40,286 and $56,583 were issued in connection with the payment of dividends on the Series A Convertible Preferred Stock. The adjustments were recorded as an increase to both additional paid-in capital and accumulated deficit.

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The shares of Series A Convertible Preferred Stock were convertible into shares of Common Stock at an initial conversion price of $32.00 per share and are convertible at any time. The conversion price was subject to adjustment if the Company sells or grants any Common Stock or Common Stock equivalents, subject to certain exclusions, at an effective price per share that was lower than the conversion price of the Series A Convertible Preferred Stock. As a result of multiple issuances of shares of common stock and the Exchange Agreement (defined below), the initial conversion prices had been adjusted from $32.00 per share to $0.25 per share.

On February 15, 2017, in connection with the issuance of the Notes (see Note 7), certain of the holders of the Company’s outstanding Series A Preferred Stock exchanged 110 shares of Series A Preferred Stock for 440,000 shares of Common Stock, at a-conversion price of $0.25 per share, pursuant to a preferred stock exchange agreement entered into on February 15, 2017, by and among the Company and the holders of its Series A Preferred Stock (the “Exchange Agreement”), which further adjusted the conversion price to $0.25 per share. Two holders owning 270 shares of Series A Preferred Stock remained as of June 30, 2017. The Company reviewed the authoritative guidance and determined that the amendment of the conversion price was an extinguishment of the Series A Preferred Stock, not a modification. Management believes that the amendment of the conversion price significantly changes a substantive contractual term of the Series A Preferred Stock provisions which results is an extinguishment. The Company further determined that the difference between carrying value and fair value of the Series A Preferred Stock as a result of the amendment of the conversion price is a deemed dividend to the Series A Preferred Stockholders rather than an expense of the Company, because the amendment of the conversion price is akin to a dividend to the Series A Preferred Stockholders to facilitate the contemplated merger transaction, rather than to enable a capital restructure. Consequently a deemed dividend of $138K, representing the estimated difference from carrying value to fair value of the Series A Preferred Stock from amendment of the conversion price, is recorded in the equity section of the balance sheet, and included in the loss per share calculation for the period ended June 30, 2017.

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

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Public Placements of Series C Preferred Stock, Common Stock and Warrants

In May, June and July, 2015, the Company sold units of its securities (the “Units”) with each Unit consisting of one share of the Company’s common stock or, at the election of the Investor, shares of the Company’s newly designated 0% Series C Convertible Preferred Stock (the “Series C Preferred Stock”) and a warrant to purchase one half of one share of Common Stock at an exercise price of $1.50 per share (the “Warrants”). Each Unit was sold for $0.75 per Unit. For the year ended June 30, 2015, there was Common Stock issued in aggregate of 4,746,952 Units consisting of Common Stock and 2,358,370 Units consisting of 235,837 shares of Series C Preferred Stock, which are convertible into 2,358,370 shares of Common Stock and 3,552,640 warrants for gross proceeds of $5,328,966. Offering costs totaled $501,397. For the year ended June 30, 2016 there was Common Stock issued in aggregate of 1,626,663 Units consisting of Common Stock and 666,667 Units consisting of 66,667 shares of Series C Preferred Stock, which are convertible into 666,667 shares of Common Stock and 813,332 warrants for gross proceeds of $1,219,997. Offering costs totaled $67,600.

On the closing date (July 27, 2015) the Placement Agent was issued 555,552 warrants to purchase one half of one share of Common Stock at an exercise price of $0.75 per share (“Placement Agent Warrants”)

The warrants are entitled to be exercised at any time on or after the issuance date and on or prior to the close of business on the thirty month anniversary of their issuance. The initial exercise price per share of the Common Stock under the Warrants and the Placement Agent Warrants shall be $1.50 and $0.75, respectively, subject to adjustment. In accordance with the terms of the warrant agreement, for a period beginning on the closing date (July 27, 2015) and ending on the date that is the earlier of 18 months from the final closing date and (ii) the date the Company’s Common Stock is listed for trading on a national securities exchange, subject to certain restrictions as outlined in the agreement, if the Company issues any Common Stock or common stock equivalents, for a consideration less than the exercise price, the exercise price shall be reduced to such other lower price for then outstanding warrants.

The Company first allocated the proceeds from the offering to the warrants based upon the fair value of the warrant which amounted to $1,742,703 and $559,261 for the year ended June 30, 2015 and 2016, respectively. This type of down round protection requires the warrants to be accounted for as a liability at fair value as of the date of issuance with the changes in the fair value of the warrant liability be recorded in operations at the end of each reporting period. For the years ended June 30, 2015, June 30, 2016 and June 30, 2017, the Company recorded a credit to operations amounting to $3,313, $1,993,560 and $249,025 as a result of the mark to market adjustment related to the change in fair value of the warrant liability. The down round protection ended in January 2017 according to the terms of the warrant agreement. The warrants were reclassified to equity subsequent to expiration of the down round protection because they met all the necessary criteria to be classified as equity, and accordingly reclassed $56,066 to equity.

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

The assumptions used to value the warrants at the date of issuance and June 30, 2015 and June 30, 2016 are as follows:

	May/June 2015 Issuance	30-Jun-15	July 2015 Issuance	30-Jun-16
Estimated life in years	2.5	2.4	2.5	1.4 - 1.5
Risk-free interest rate (1)	0.73%	0.73%	0.91%	0.64%
Volatility	115.20%	115.20%	108.60%	110.90%
Dividend paid	None	None	None	None

(1)	Represents the interest rate on a U.S. Treasury security with a maturity date corresponding to that of the warrant term.

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the purchase of units, for a period beginning on the closing date (July 27, 2015) and ending on the date that is the earlier of 18 months from the closing date and the date the Company’s Common Stock is listed for trading on a national securities exchange, subject to certain restrictions as outlined in the agreement, if at any time the Company shall issue any Common Stock or securities convertible into or exercisable for shares of Common Stock (or modify any of the foregoing which may be outstanding) at a price per share or conversion or exercise price per share which shall be less than $0.75 per share without consent of the lead investors then the Company shall issue the subscriber such number of additional units to reflect such lower price for the units such that the subscriber shall hold such number of units, in total, had subscriber paid a per unit price equal to the lower price issuance. Common Stock issued or issuable by the Company for no consideration or for consideration that cannot be determined at the time of issue will be deemed issuable or to have been issued for $0.01 per share of Common Stock (“Favored Nations Right” or “Rights”). Notwithstanding the foregoing, any subscriber who elected to receive units consisting of Preferred Shares and warrants shall have the right to receive such additional warrants as proscribed herein but not additional Preferred Shares and all the rights of the Preferred Shares shall be governed by the Series C Certificate of Designation as discussed above. Notwithstanding anything herein or in any other agreement to the contrary, the Company shall only be required to make a single adjustment with respect to any individual lower price issuance, regardless of the existence of multiple basis therefore. The Company concluded that in accordance with ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity, that the down round protection described above meets the definition of a free standing financial instrument and must be recorded as a liability at fair value with the changes in the fair value of the right liability recorded in operations at the end of each reporting period. The Company allocated the proceeds from the offering to the rights based upon the fair value of the rights which amounted to $775,062 and $142,854 for the years ended June 30, 2015 and 2016. The Company recorded a credit to operations amounting to $12,405 and $254,027 for the years ended June 30, 2015 and 2016 as a result of the mark to market adjustment related to the change in fair value of the rights liability. The Company also recorded a credit to operations in the amount of $651,484 in the fiscal year ended June 30, 2017 prior to expiration of the down round protection.

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

In connection with allocation of the gross proceeds to the issuance of the Series C Preferred Stock, the Company determined that the Preferred Stock’s conversion feature was considered to be beneficial. A beneficial conversion feature requires the Company to record a deemed dividend for a non-detachable conversion feature that is in the money at the issuance date. As a result, the Company recorded a deemed dividend amounting to $790,507 and $135,701 as of the issuance date of the preferred stock for the fiscal years ended June 30, 2015 and 2016 respectively.

In accordance with the Registration Rights agreement, the Company was required to file a registration statement covering the registrable security for an offering to be made on a continuous basis pursuant to Rule 415 within 45 days from the final closing, and to be declared effected no later than 120 days from the final closing date. The agreement included a penalty of 1% per month of the investor’s investment, payable in cash, for every 30 day period up to a maximum of 6% for failure to comply with the terms of the agreement.

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

As previously disclosed, on February 15, 2017, in connection with the the Exchange Agreement and the issuance of the February Notes, the Company entered into a consent and waiver agreement with certain of its existing investors, which extended certain anti-dilution and exercise price adjustment rights granted to investors in the Company’s 2015 financing (the “Consent and Waver Agreement”).

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the Consent and Waiver Agreement, the conversion rate for the Series C Preferred Stock was set at $0.40 per share. Prior to the Consent and Waiver Agreement, the conversion rate was $0.75 per share. The Company reviewed the authoritative guidance and determined that the amendment of the conversion price was an extinguishment of the Series C Preferred Stock, not a modification. Management believes that the amendment of the conversion price significantly changes a substantive contractual term of the Series C Preferred Stock provisions which results is an extinguishment. The Company further determined that the difference between carrying value and fair value of the Series C Preferred Stock as a result of the amendment of the conversion price is a deemed dividend to the Series C Preferred Stockholders rather than an expense of the Company, because the amendment of the conversion price is akin to a dividend to the Series C Preferred Stockholders to facilitate the contemplated merger transaction, rather than to enable a capital restructure. Consequently a deemed dividend of $216K, representing the estimated difference from carrying value to fair value of the Series C Preferred Stock from amendment of the conversion price, is recorded in the equity section of the balance sheet, and included in the loss per share calculation for the period ended June 30, 2017. During the twelve months ended June 30, 2017, 76,668 shares of Series C Preferred Stock were converted into 1,350,024 shares of Common Stock.

Warrants

Warrant activity is summarized as follows:

		Weighted
	Aggregate	Average	Exercise Price
	Number	Exercise Price	Range
Outstanding, June 30, 2014	7,237,774	$4.77	$ 1.00 - $ 345.00
Granted	3,552,639	1.50	1.50
Exercised	-	-	-
Cancelled	-	-	-
Expired	(3,457,637)	4.84	$ 3.00 - $ 345.00
Outstanding, June 30, 2015	7,332,776	$3.15	$ 1.00 - $ 140.00
Granted	1,368,854	$1.20	$ 0.75- $ 1.50
Exercised	-	-	-
Cancelled	-	-	-
Expired	(3,050)	33.77	$ 32.00 - $ 140.00
Outstanding, June 30, 2016	8,698,580	$2.83	$ 0.75- $ 108.00
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Expired	(3,686,989)	4.74	$ 2.00 - $ 108.00
Outstanding, June 30, 2017	5,011,591	0.43	$ 0.40- $ 26.00

Warrants as liabilities at June 30, 2015 (1)	3,552,639	$1.50
Warrants as liabilities at June 30, 2016 (1)	4,921,493	$1.42
Warrants as liabilities at June 30, 2017 (1)	-	$-

(1)	Exercise price subject to reset as disclosed in public placements of series C preferred stock section, which expired on January 27, 2017. The exercise price was reset to $0.40 on February 15, 2017.

As of June 30, 2017, all of the above warrants are exercisable expiring at various dates through 2020. At June 30, 2017, the weighted-average exercise price on the above warrants was $0.43.

In connection with the issuance of the Notes (see Note 7), the Company amended the exercise price of the warrants downward to $0.40 a share. In addition, the warrant agreement was amended so that the price reset features would no longer be in force during the remaining term of the warrants. The Company reviewed the terms of the warrant agreement and guidance in the authoritative literature in ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging, and concluded that the warrants should be classified as equity because the warrants are indexed to the Company’s own stock, and the warrants also met all the criteria in ASC 815 to be classified as equity.

The Company recognized a one-time charge for the warrant price modification of $285,356 based upon the change in value of the warrants immediately prior to and subsequent to the exercise price adjustment. The Company used a modified Black Scholes fair value method to compute this value of the warrants based upon the exercise price of $0.75 and $1.50 for the warrants before and $0.40 exercise price after the modification. The stock price was $0.25, expected life ranged from 0.71 to 0.95 of a year, volatility ranged from 124% to 131% and the discount rate ranged from 0.77% to 0.86% for the before and after calculation.

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Stock-Based Compensation

In December 2008, the Company adopted the 2008 Incentive Compensation Plan (the "2008 Plan"), which provides for the grant of stock options, stock grants and stock purchase rights to certain designated employees and certain other persons performing services for the Company, as designated by the board of directors. Pursuant to the 2008 Plan as amended and automatically increased as discussed below, an aggregate of 7,438,700 shares of Common Stock has been reserved for issuance. On January 1 of each calendar year beginning with the calendar year 2015, the share reserve will automatically increase by 5% of the fully-diluted equity outstanding on the immediately preceding December 31, up to an annual maximum of 1,500,000 shares of common stock; provided, that the aggregate number of shares subject to outstanding awards will not exceed 25% of the fully-diluted equity outstanding. The 2008 Plan is intended to serve as a successor to the Amended and Restated 1998 Stock Incentive Plan (the “1998 Plan”), which terminated in December 2008.

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

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock option activity under the 2008 Plan and 1998 Plan is summarized as follows:

		Weighted
	Aggregate	Average	Exercise Price
	Number	Exercise Price	Range
Outstanding, June 30, 2014	979,304	$9.49	$ 2.65 - $ 345.00
Granted	1,203,676	0.73	$ 0.54 - $ 0.83
Exercised	-		-
Cancelled	(552,471)	3.41	$0.83 - $ 140.00
Expired	(3,590)	289.09	$ 43.00 - $ 345.00
Outstanding, June 30, 2015	1,626,919	$4.45	$ 0.54 - $ 140.00
Granted	485,682	$0.31	$ 0.22 - $ 0.50
Exercised	-
Cancelled	(151,588)	3.99	$ 0.83 - $ 140.00
Expired	(43,775)	11.02	$ 0.83 - $ 140.00
Outstanding, June 30, 2016	1,917,238	$3.29	$ 0.22 - $ 140.00
Granted	436,363	$0.22	0.22
Exercised	-	-
Cancelled	(28,140)	0.83	0.83
Expired	(6,194)	60.65	$22.00 - $ 108.00
Outstanding, June 30, 2017	2,319,267	$2.59

Options exercisable at June 30, 2015	1,228,739	$5.53
Options exercisable at June 30, 2016	1,841,728	$3.38
Options exercisable at June 30, 2017	2,296,470	$2.61

Non-vested stock option activity under the Plan is summarized as follows:

		Weighted-average
	Number of	Grant-Date
	Options	Fair Value
Non-vested stock options at June 30, 2016	75,510	$0.76
Granted	436,363	0.22
Vested	(475,593)	0.24
Forfeited	(13,483)	0.60
Non-vested stock options at June 30, 2017	22,797	$0.60

As of June 30, 2017, the aggregate intrinsic value of stock options outstanding was $38,352, with a weighted-average remaining term of 6.38 years. The aggregate intrinsic value of stock options exercisable at June 30, 2016 was $0, with a weighted-average remaining term of 6.59 years. As of June 30, 2017, the Company has 5,119,433 shares available for future stock option grants.

As of June 30, 2017 total estimated compensation expense not yet recognized related to stock option grants amounted to $13,769, which will be recognized over the next 21 months.

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Income Taxes:

The Company has recurring losses and a valuation allowance against its deferred tax assets. The Company has recognized a deferred tax liability relating to the indefinite-lived intangible. The tax benefit recognized is the deferred tax benefit associated with the reduction of the indefinite-lived intangible net of any state minimum tax.

As of June 30, 2017, the Company had federal net operating loss (“NOL”) carry forwards of $75,857,000 and state NOL carry forwards of approximately $26,123,000, which are available to reduce future taxable income. The federal NOL carry forwards will begin to expire in 2019. The state NOL carry forwards will begin to expire at various dates starting in 2031.  The NOL carry forwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL carry forwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state tax provisions. This could limit the amount of NOLs that the Company can utilize annually to offset future taxable income or tax liabilities. The amount of the annual limitation, if any, will be determined based on the value of the Company immediately prior to the ownership change. As of June 30, 2017, the Company has not performed such an analysis. Subsequent ownership changes may further affect the limitation in future years.

The Company's reserves related to taxes are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. The Company recognized no material adjustment for unrecognized income tax benefits. Through June 30, 2017, the Company had no unrecognized tax benefits or related interest and penalties accrued. The Company files a consolidated federal income tax return. The subsidiary files separate state and local income tax returns.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, the Company has recorded a full valuation allowance against its deferred tax assets at June 30, 2017 and 2016, respectively, because the Company's management has determined that is it more likely than not that these assets will not be fully realized. The valuation allowance increased by $702,000 and decreased by $2,590,000 during the years ended June 30, 2017 and 2016, respectively, due primarily to changes in net operating losses during the periods.

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

	June 30,
	2017	2016	2015
Federal income tax provision at statutory rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(3.7)%	(3.5)%	(3.2)%
Change in State Rate	-%	28.7%	-%
Deferred Tax Adjustment	-%	17.1%	-%
Goodwill Impairment	-%	22.0%	15.3%
Permanent items	12.6%	(8.4)%	0.4%
Research and development credits	(0.4)%	(0.7)%	(3.0)%
Change in valuation allowance	10.3%	(28.8)%	24.5%
Actual income tax provision (benefit) effective tax rate	(15.2)%	(7.6)%	-%

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The principal components of deferred income tax assets consist of the following:

	June 30,
	2017	2016
Deferred Tax Assets:
Net operating loss carryforwards	$27,315,000	$26,096,000
Stock-based compensation	1,415,000	1,386,000
Other	734,000	1,281,000
Deferred tax assets	29,464,000	28,763,000
Deferred Tax Liabilities:
Indefinite-lived intangibles	(2,200,000)	(3,240,000)
Deferred tax liabilities	(2,200,000)	(3,240,000)
Less: valuation allowance	(29,464,000)	(28,763,000)
Net deferred tax asset / (liability)	$(2,200,000)	$(3,240,000)

The Company will recognize interest and penalties related to uncertain tax positions if any in income tax expense. As of June 30, 2017 and 2016, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company's Statements of Operations.

The Company files income tax returns in the United States, and various state jurisdictions. The federal and state income tax returns are generally subject to tax examinations for the tax years ended June 30, 2014 through June 30, 2017. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period.

11.	Subsequent Event:

On July 1, 2017, the Company exchanged 200 shares of its outstanding Series A Preferred Stock for 800,000 shares of Common Stock, at a conversion price of $0.25 per share, pursuant to the Exchange Agreement.

On July 28, 2017, the Company received aggregate proceeds of $1,500,000 from OPKO from the sale of 10,000,000 shares of Common Stock at a price of $0.15 per share pursuant to the Subscription Agreement (“July 2017 Financing”). Please see Note 1 for more details.

The July 2017 financing was a qualified financing in accordance with the provisions of the Convertible Notes agreement. As a result, all of the Company’s Convertible Notes become mandatorily convertible on July 28, 2017, Convertible Notes with principle amount of $750,000 and accrued interest of $20,490 were converted into 7,704,903 shares of Common Stock. The remaining Convertible Notes with principle amount of $250,000 and accrued interest of $4,290 will convert into 2,542,905 shares of Common Stock upon consummation of the Merger pursuant to a letter agreement.

On August 24, 2017,the Company exchanged the remaining 70 shares of its outstanding Series A Preferred Stock for 700,000 shares of Common Stock, at a conversion price of $0.10 per share, pursuant to a preferred stock exchange agreement that the Company entered into on August 11, 2017.

On September 20, 2017, the Company exchanged the remaining 158,336 shares of its Series C Preferred Stock for 2,968,800 shares of Common Stock, at a conversion price of $0.40 per share pursuant to the Consent and Waiver Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of October, 2017.

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

Signature	Title	Date

/s/ David Rector	Chief Executive Officer and Director	October 13, 2017
David Rector	(principal executive officer)

/s/ James Schmidt	Chief Financial Officer	October 13, 2017
James Schmidt	(principal financial and
accounting officer)

/s/ John Braca	Director	October 13, 2017
John Braca

/s/ Phillip Frost, M.D.	Director	October 13, 2017
Phillip Frost, M.D.

/s/ Steven Rubin	Director	October 13, 2017
Steven Rubin

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger and Reorganization, dated as of May 16, 2014, by and among Senesco Technologies, Inc., Senesco Fab Acquisition Corporation and Fabrus, Inc. (Incorporated by reference to Exhibit 2.1 of our current report on Form 8-K filed on May 19, 2014.)

2.2	Agreement, dated as of May 31, 2017, by and among Sevion Therapeutics, Inc., Sevion Sub, Ltd. and Eloxx Pharmaceuticals Ltd. (Incorporated by reference to Exhibit 2.1 of our current report on Form 8-K filed on June 6, 2017.)

2.3†	Amendment to Agreement, dated as of August 1, 2017, by and among Sevion Therapeutics, Inc., Sevion Sub, Ltd. and Eloxx Pharmaceuticals Ltd.

3.1	Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on January 22, 2007. (Incorporated by reference to our quarterly report on Form 10-Q for the period ended December 31, 2006.)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on January 22, 2008. (Incorporated by reference to Exhibit 3.1 of our quarterly report on Form 10-Q for the period ended December 31, 2007.)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on September 22, 2009. (Incorporated by reference to Exhibit 3.3 of our annual report on Form 10-K for the period ended June 30, 2009.)

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on May 25, 2010. (Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed on May 28, 2010.)

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on December 22, 2011. (Incorporated by reference to Exhibit 3.1 to our quarterly report on Form 10-Q for the period ended December 31, 2011.)

3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on April 1, 2013. (Incorporated by reference to Exhibit 3.1 to our quarterly report on Form 10-Q for the period ended March 31, 2013.)

3.7	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on October 16, 2013. (Incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed on October 21, 2013.)

3.8	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on September 29, 2014. (Incorporated by reference to Exhibit 3.1 of our current report on Form 8-K filed on October 3, 2014.)

Exhibit No.	Description of Exhibit

3.9	Amended and Restated By-laws of Senesco Technologies, Inc. as adopted on October 2, 2000. (Incorporated by reference to our quarterly report on Form 10-QSB for the period ended December 31, 2000.)

3.10	Certificate of Designations to the Company’s Certificate of Incorporation. (Series A) (Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed on March 29, 2010.)

3.11	Certificate of Designations to the Company’s Certificate of Incorporation. (0% Series C Convertible Preferred Stock) (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on May 6, 2015.)

4.1	Form of Series FC Warrant issued on May 16, 2014. (Incorporated by reference to Exhibit 4.3 of our current report on Form 8-K filed on May 19, 2014.)

4.2	Form of Series FD Warrant issued on May 16, 2014. (Incorporated by reference to Exhibit 4.4 of our current report on Form 8-K filed on May 19, 2014.)

4.3	Form of Series FE Warrant issued on May 16, 2014. (Incorporated by reference to Exhibit 4.5 of our current report on Form 8-K filed on May 19, 2014.)

4.4	Form of December 2013 Series C Warrant (Incorporated by reference to Exhibit 4.3 of our current report on Form 8-K filed on December 12, 2013.)

4.5	Form of Series B Warrant issued to Partlet Holdings Ltd. (Incorporated by reference to Exhibit 4.2 of our current report on Form 8-K, filed on July 10, 2009.)

4.6	Form of Series A Warrant issued to each of Robert Forbes, Timothy Forbes, Harlan W. Waksal, M.D., Rudolf Stalder, Christopher Forbes, David Rector, John N. Braca, Jack Van Hulst, Warren Isabelle and the Thomas C. Quick Charitable Foundation. (Incorporated by reference to Exhibit 4.1 of our current report on Form 8-K, filed on July 30, 2009.)

4.7	Form of Series B Warrant issued to each of Robert Forbes, Timothy Forbes, Harlan W. Waksal, M.D., Rudolf Stalder, Christopher Forbes, David Rector, John N. Braca, Jack Van Hulst, Warren Isabelle and the Thomas C. Quick Charitable Foundation. (Incorporated by reference to Exhibit 4.2 of our current report on Form 8-K, filed on July 30, 2009.)

4.8	Form of Series B Warrant issued to Cato Holding Company. (Incorporated by reference to Exhibit 4.4 of our current report on Form 8-K, filed on July 30, 2009.)

4.9	Form of Warrant. (Incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on January 9, 2012.)

4.10	Form of Warrant. (Incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on March 2, 2012.)

4.11	Form of Warrant Clarification Letter (Incorporated by reference to Exhibit 4.16 of our annual report on Form 10-K for the period ended June 30, 2012.)

Exhibit No.	Description of Exhibit

4.12	Form of January 2013 Warrant (Incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on January 4, 2013.)

4.13†	Form of 2015 Common Stock Warrant. (Incorporated by reference to Exhibit 4.18 of our annual report on Form 10-K for the period ended June 30, 2015.)

10.1	Indemnification Agreement by and between Senesco Technologies, Inc. and John Braca, dated October 8, 2003. (Incorporated by reference to Exhibit 10.38 of our annual report on Form 10-KSB for the period ended June 30, 2004.)

10.2	Indemnification Agreement by and between Senesco Technologies, Inc. and David Rector dated as of April, 2002. (Incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-QSB for the period ended September 30, 2004.)

10.3†	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.4 of our annual report on Form 10-K for the period ended June 30, 2015.)

10.4†	Form of Nondisclosure, Noncompetition and Invention Assignment (Incorporated by reference to Exhibit 10.5 of our annual report on Form 10-K for the period ended June 30, 2015.)

10.5 +	License Agreement by and between Fabrus, Inc. and The Scripps Research Institute, dated August 8, 2014. (Incorporated by reference to Exhibit 10.28 of our annual report on Form 10-K for the period ended June 30, 2014.)

10.6*	1998 Stock Incentive Plan, as amended on December 13, 2002. (Incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-QSB for the period ended December 31, 2002.)

10.7*	Amended and Restated Senesco Technologies, Inc. 2008 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.3 of our quarterly report on Form 10-Q for the period ended March 31, 2014.)

10.8*	Form of Stock Option Agreement under the Senesco Technologies, Inc. 2008 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.5 of our quarterly report on Form 10-Q for the period ended September 30, 2009.)

10.9*	Retention Policy. (Incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on October 15, 2012.)

10.10	Sublease agreement by and between Pathway Genomics Corporation, as Sublandlord, and Fabrus, Inc., as Subtenant, effective as of October 10, 2014. (Incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q filed on February 17, 2015.)

10.11+	Collaboration Agreement by and between Fabrus, Inc. and CNA Development, LLC, dated December 18, 2014. (Incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q filed on February 17, 2015.)

10.12*	Retention Agreement, dated as of November 30, 2014, by and between Sevion Therapeutics, Inc. and Joel Brooks. (Incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on December 3, 2014.)

10.13*	Retention Agreement, dated as of November 30, 2014, by and between Sevion Therapeutics, Inc. and Richard Dondero. (Incorporated by reference to Exhibit 10.4 of our quarterly report on Form 10-Q filed on February 17, 2015.)

Exhibit No.	Description of Exhibit

10.14*	Retention Agreement, dated as of November 30, 2014, by and between Sevion Therapeutics, Inc. and Heather Branham. (Incorporated by reference to Exhibit 10.5 of our quarterly report on Form 10-Q filed on February 17, 2015.)

10.15*	Consulting Agreement, dated as of January 9, 2015, by and between Sevion Therapeutics, Inc. and The David Stephen Group LLC. (Incorporated by reference to Exhibit 10.6 of our quarterly report on Form 10-Q filed on February 17, 2015.)

10.16†	Form of Registration Rights Agreement by and among Sevion Therapeutics, Inc. and certain investors (Incorporated by reference to Exhibit 10.20 of our annual report on Form 10-K for the period ended June 30, 2015.)

10.17†	Form of Subscription Agreement by and among Sevion Therapeutics, Inc. and certain investors (Incorporated by reference to Exhibit 10.21 of our annual report on Form 10-K for the period ended June 30, 2015.)

10.18†	Amendment to Form of Subscription Agreement, dated July 27, 2015, by and among Sevion Therapeutics, Inc. and certain investors ((Incorporated by reference to Exhibit 10.22 of our annual report on Form 10-K for the period ended June 30, 2015.)

10.19	Form of Promissory Note, dated as of November 10, 2016 (Incorporated by reference to Exhibit 10.01 of our quarterly report on Form 10-Q filed on November 14, 2016.)

10.20	Form of Convertible Promissory Note, dated as of February 15, 2017, by and among the Company and the Noteholders (Incorporated by reference to Exhibit 4.1 of our current report on Form 8-K filed on February 22, 2017.)

10.21	Form of Amended and Restated Convertible Promissory Note, dated as of February 15, 2017, by and among the Company and the Noteholders, amending and restating the Convertible Promissory Notes, dated November 10, 2016 (Incorporated by reference to Exhibit 4.2 of our current report on Form 8-K filed on February 22, 2017.)

10.22	Form of Consent and Waiver Agreement, dated as of February 15, 2017, by and among the Company and the Investors listed as signatories thereto (Incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on February 22, 2017.)

10.23	Form of Series A Preferred Stock Exchange Agreement, dated as of February 15, 2017, by and among the Company and the Holders listed as signatories thereto (Incorporated by reference to Exhibit 10.2 of our current report on Form 8-K filed on February 22, 2017.)

10.24	Form of Convertible Promissory Note, dated as of May 19, 2017, by and among the Company and the Noteholder (Incorporated by reference to Exhibit 10.3 of our quarterly report on Form 10-Q filed on May 22, 2017.)

Exhibit No.	Description of Exhibit

10.25	Form of Company Subscription Agreement, by and among Sevion Therapeutics, Inc. and certain investors (Incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on August 3, 2017.)

21.1	Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21.1 of our annual report on Form 10-K filed on September 29, 2014.)

23.1 †	Consent of RSM US LLP.

31.1 †	Certification of the principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 †	Certification of the principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 †	Certification of the principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 †	Certification of the principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1 †	Financial Statements from the Annual Report on Form 10-K of Sevion Therapeutics, Inc. for the fiscal year ended June 30, 2017, filed on October 13, 2017, formatted in XBRL (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

*	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 13(a) of Form 10-K.
†	Filed herewith.
+	The SEC granted confidential treatment for portions of this Exhibit.

