Form 10-Q
period 2017-09-30
Sevion Therapeutics, Inc.
filed 2017-11-14
CIK 1035354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Yes: ☒ No: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company or an emerging growth company. See definitions of “accelerated filer”, “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes: ☐    No: ☒

51,414,613 shares of the issuer’s common stock, par value $0.01 per share, were outstanding as of October 31, 2017.

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements (Unaudited).

Certain information and footnote disclosures required under United States generally accepted accounting principles have been condensed or omitted from the following consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. However, Sevion Therapeutics, Inc., a Delaware corporation, and its wholly owned subsidiaries, Senesco, Inc., a New Jersey corporation, Fabrus, Inc., a Delaware corporation and Sevion Sub Ltd., an Israeli company (collectively, “Sevion” or the “Company”), believe that the disclosures are adequate to assure that the information presented is not misleading in any material respect.

The results of operations for the interim periods presented herein are not necessarily indicative of the results to be expected for the entire fiscal year.

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2017	June 30, 2017
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$957,874	$33,198
Prepaid expenses and other current assets	80,582	251,223

Total Current Assets	1,038,456	284,421

Equipment, furniture and fixtures, net	42,771	50,979
Acquired research and development	5,500,000	5,500,000
Security deposits	9,800	9,800

TOTAL ASSETS	$6,591,027	$5,845,200

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$108,569	$191,597
Accrued expenses	255,385	330,301
Notes Payable	712,335	407,122
Derivative Liability	-	1,844,974

Total Current Liabilities	1,076,289	2,773,994

Deferred tax liability	2,200,000	2,200,000

TOTAL LIABILITIES	3,276,289	4,973,994

STOCKHOLDERS' EQUITY:

Convertible preferred stock, $0.01 par value, authorized 1,228,500 shares
Series C shares 158,336 issued and outstanding at June 30, 2017
(liquidation preference of $1,583 at June 30, 2017)	-	1,583
Convertible preferred stock, $0.01 par value, authorized 5,000,000 shares
Series A 10,297 shares issued and 270 outstanding at June 30, 2017
(liquidation preference of $280,418 at June 30, 2017)	-	3
Common stock, $0.01 par value, authorized 500,000,000 shares, issued and outstanding 51,414,613 and 29,202,799 at September 30, 2017
and June 30, 2017 respectively	514,146	292,028
Capital in excess of par	126,006,164	122,401,918
Accumulated deficit	(123,205,572)	(121,824,326)

Total Stockholders' Equity	3,314,738	871,206

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,591,027	$5,845,200

See Notes to Condensed Consolidated Financial Statements

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,
	2017	2016

Operating expenses:
General and administrative	491,810	480,020
Research and development	135,639	280,240
Gain on sale of patents	-	(149,728)
Impairment of acquired R&D	-	1,600,000

Total operating expenses	627,449	2,210,532

Loss from operations	(627,449)	(2,210,532)

Other non-operating income (expense)
Change in fair value of stock right	-	428,315
Change in fair value of warrant liability	-	208,714
Change in fair value of note derivative	(512,104)	-
Interest expense	(127,425)	(74)

Net loss before income tax benefit	(1,266,978)	(1,573,577)

Income tax benefit	-	640,000

Net Loss	(1,266,978)	(933,577)

Preferred dividends	(114,268)	(9,502)

Net loss applicable to common shares	$(1,381,246)	$(943,079)

Basic and diluted net loss per common share	$(0.03)	$(0.05)

Basic and diluted weighted-average number
of common shares outstanding	41,480,470	20,496,385

See Notes to Consolidated Financial Statements

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017

(unaudited)

					Capital in
	Preferred Stock		Common Stock		Excess	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	of Par Value	Deficit	Equity
Balance at June 30, 2017	158,606	$1,586	29,202,799	$292,028	$122,401,918	$(121,824,326)	$871,206

Stock issued for Cash	-	-	10,000,000	100,000	1,400,000	-	1,500,000

Stock issued due to note conversion	-	-	7,704,903	77,049	2,122,418	-	2,199,467

Stock-based compensation	-	-	-	-	626	-	626

Preferred stock converted into common stock	(158,606)	(1,586)	4,468,800	44,688	(43,102)	-	-

Deemed dividend - preferred stock	-	-	-	-	114,268	(114,268)	-

Dividends paid	-	-	38,111	381	10,036	-	10,417

Net loss	-	-	-	-	-	(1,266,978)	(1,266,978)

Balance at September 30, 2017	$-	-	51,414,613	$514,146	$126,006,164	$(123,205,572)	$3,314,738

See Notes to Consolidated Financial Statements

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,266,978)	$(933,577)
Adjustments to reconcile net loss to net cash used in
operating activities:
Noncash (income) expense related to change in fair value of:
- stock right	-	(428,315)
- warrant liability	-	(208,714)
Noncash charge for accretion of debt discount	122,821
Noncash charge for note conversion to common stock	512,104
Gain on sale of patents	-	(149,728)
Stock-based compensation expense	626	8,205
Depreciation and amortization	8,208	11,635
Write-off of intangibles	-	1,600,000
Deferred Tax	-	(640,000)
Deferred rent	-	(16,204)
(Increase) decrease in operating assets:
Prepaid expenses and other current assets	170,641	82,973
Security deposit	-	(5,000)
Increase (decrease) in operating liabilities:
Accounts payable	(83,031)	54,569
Accrued expenses	(39,715)	50,412
Net cash used in operating activities	(575,324)	(573,744)

Cash flows from investing activities:
Proceeds from sale of patents	-	50,000
Net cash provided by (used in) investing activities	-	50,000

Cash flows from financing activities:
Proceeds from issuance of common stock	1,500,000	-
Net cash provided by financing activities	1,500,000	-

Net (decrease) increase in cash and cash equivalents	924,676	(523,744)

Cash and cash equivalents at beginning of period	33,198	810,808
Cash and cash equivalents at end of period	$957,874	$287,064

See Notes to Consolidated Financial Statements

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	Three Months Ended September 30,
	2017	2017
Supplemental disclosure of non-cash transactions:
Conversion of convertible note into common stock	$2,199,467	$-
Conversion of preferred stock into common stock	$43,102	-
Issuance of common stock for dividend payments on
preferred stock	$10,417	-
Dividends accrued on preferred stock	$-	$9,502
Deemed dividend - preferred stock	$114,268	$-

See Notes to Consolidated Financial Statements

6

SEVION THERAPEUTICS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 - Basis of Presentation:

The financial statements included herein have been prepared by Sevion Therapeutics, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting solely of those which are of a normal recurring nature, necessary to present fairly its financial position as of September 30, 2017, the results of its operations for the three months ended September 30, 2017 and cash flows for the three months ended September 30, 2017.

Interim results are not necessarily indicative of results for the full fiscal year.

Note 2 – Liquidity:

As shown in the accompanying condensed consolidated financial statements, the Company has a history of losses with an accumulated deficit of $123,205,572 and has generated minimal revenues by licensing its technology to companies willing to share in its development costs. In addition, the Company’s technology may not be ready for commercialization for several years. The Company expects to continue to incur losses for the next several years because it anticipates that its expenditures on research and development and administrative activities will significantly exceed its revenues during that period. The Company cannot predict when, if ever, it will become profitable.

On May 31, 2017, the Company entered into an agreement (the “Agreement”), which was amended on August 1, 2017, with Sevion Acquisition Co. Ltd., an Israeli company and the Company’s wholly-owned subsidiary (“Acquisition Subsidiary”), and Eloxx Pharmaceuticals Ltd., an Israeli company (“Eloxx”), pursuant to which Eloxx will merge with and into Acquisition Subsidiary, with Eloxx surviving as the Company’s wholly-owned subsidiary (the “Transaction”). Consummation of the Transaction is subject to certain closing conditions, including, among other things: (i) approval of the Transaction by the stockholders of Eloxx; (ii) the successful consummation of separate equity financings resulting in cash investments in the Company’s business and Eloxx of no less than $12,000,000 each (the ”Financing Covenant”); (iii) the entering into a lockup agreement and registration rights agreement by and among the Company, certain of the Company’s shareholders and certain holders of Registrable Securities (as defined in the Agreement); (iv) the use by the Company of reasonable best efforts to up-list its Common Stock to The Nasdaq Capital Market; (v) delivery to Eloxx of executed resignation letters by each of the Company’s directors and officers, with an effective date to be as agreed upon by the Company and Eloxx; (vi) the adoption by the Company of an amendment to its certificate of incorporation to change its corporate name to Eloxx Pharmaceuticals, Inc.; and (vii) conversion of all of the Company’s issued and outstanding shares of preferred stock into shares of its Common Stock. Pursuant to the Agreement, the Transaction must close, if it closes, on or prior to December 31, 2017.

As of September 30, 2017, the Company had cash in the amount of $957,874. The Company estimates that its cash as of September 30, 2017 will cover its operating expenses through December 31, 2017. While the Company believes that consummation of the Transaction would mitigate the substantial doubt raised by its historical operating results and allow the Company to continue its current operations as a going concern for at least the next 12 months, the Company cannot predict with certainty whether the Transaction will be successfully completed or if the proceeds received from the fulfillment of its Financial Covenant will be sufficient to allow it to continue its current operations as a going concern.

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

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Consequently, the audit reports prepared by the Company’s independent registered public accounting firm relating to the Company’s consolidated financial statements for the years ended June 30, 2017, 2016 and 2015 include an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern. These interim consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company determined enterprise value to be the most reasonable measurement of Intangibles for purposes of the analysis. The Company concluded that there was no impairment based on the Company’s market value for the three months ended September 30, 2017 and determined that there was an impairment of $1,600,000 for the three months ended September 30, 2016.

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

For all periods presented, basic and diluted loss per share are the same, as any additional Common Stock equivalents would be anti-dilutive. Potentially dilutive shares of Common Stock have been excluded from the calculation of the weighted average number of dilutive shares of Common Stock as follows:

	September 30,
	2017	2016
Common Stock to be issued upon conversion
of convertible preferred stock - Series A	-	506,666
Common Stock to be issued upon conversion
of convertible preferred stock - Series C	-	2,350,040
Common Stock to be issued upon conversion
of notes payable and accrued interest	2,542,905	-
Outstanding warrants	5,011,591	8,660,915
Outstanding options	2,319,267	1,915,338

Total potentially dilutive shares of Common Stock	9,873,763	13,432,959

Note 5 – Stock-Based Compensation:

The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. Generally, the awards vest based upon time-based conditions or achievement of specified goals and milestones.

There was no stock option activity under the Company’s 2008 Plan and 1998 Plan for the three months ended September 30, 2017. Total options outstanding at September 30, 2017 were 2,319,267 with a weighted average exercise price of $2.59. Total options exercisable were 2,300,615 as of September 30, 2017.

As of September 30, 2017, the aggregate intrinsic value of stock options outstanding was $0 with a weighted-average remaining term of 6.12 years. As of September 30, 2017, the Company had 5,119,433 shares available for future stock option grants.

Stock-based compensation expense for the three months ended September 30, 2017 and September 30, 2016 was $626 and $8,205, respectively.

As of September 30, 2017, total stock-based compensation expense not yet recognized related to stock option grants was $11,266, which will be recognized over the next 14 months.

Note 6 – Notes Payable:

On July 28, 2017, the Company received gross proceeds of $1,500,000 from OPKO Health, Inc. (“OPKO”), one of the Company’s existing shareholders, pursuant to a subscription agreement (the “Subscription Agreement”) by and among the Company, Eloxx, OPKO and certain other subscribers that the Company entered into in connection with the Transaction. Under the Subscription Agreement, the Company sold 10,000,000 shares of its Common Stock to OPKO at a price of $0.15 per share.

The sale of Common Stock to OPKO triggered the mandatory conversion feature in the Company’s outstanding convertible promissory notes (the “Convertible Notes”), such that all of the Convertible Notes became mandatorily convertible on July 28, 2017. The Company recorded a loss of $512,104 as a result of conversion of the Convertible Notes in the principal amount of $1,000,000 and related interest, based on the fair value of the Common Stock issued as a result of the conversion and the carrying amount of the Convertible Notes and related derivative liability. All Convertible Notes ceased accruing interest as of July 28, 2017, the date of conversion.

A portion of the Convertible Notes with principal amount of $750,000 and accrued interest of $20,490, was converted into 7,704,903 shares of Common Stock during the three months ended September 30, 2017.

The remaining Convertible Notes, with principal amount of $250,000 and accrued interest of $4,290, will convert into 2,542,905 shares of Common Stock immediately prior to consummation of the Transaction. The Company recorded the 2,542,905 shares of Common Stock to be issued as a liability in the condensed consolidated balance sheet as of September 30, 2017 at the fair value of the Common Stock as of that date.

Note 7 – Income Taxes:

The deferred tax liability in the amount of $2,200,000 remained in connection with the related Acquired Research and Development from the Company’s acquisition of Fabrus, Inc. in May 2014.

No current provision for income taxes has been made for the three months ended September 30, 2017 and 2016, respectively, given the Company’s losses in 2017 and 2016 and available net operating loss carryforwards. A benefit has not been recorded as the realization of the net operating losses is not assured and the timing in which the Company can utilize its net operating loss carryforwards in any year or in total may be limited by provisions of the Internal Revenue Code of 1986 regarding changes in ownership of corporations.

Note 8 - Fair Value Measurements:

The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2017 and June 30, 2017:

	Carrying	Fair Value Measurement at Sept 30, 2017
	Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$957,874	$957,874	$-	$-

	Carrying	Fair Value Measurement at June 30, 2017
	Value	Level 1	Level 2	Level 3
Cash and cash equivalents	$33,198	$33,198	$-	$-

Derivative Liability	$1,844,974	$-	$-	$1,844,974

The following table summarizes the changes in fair value of the Company’s Level 3 financial investments:

For the quarter ended September 30, 2017

Beginning Balance	$1,844,974
Change in fair value of derivative liability	72,672
Conversion to common stock	(1,917,646)
Ending Balance	$-

Note 9 – Preferred Stock:

Series A:

On July 1, 2017, a holder of the Company’s outstanding Series A Preferred Stock exchanged 200 shares of Series A Preferred Stock for 800,000 shares of Common Stock, at an exchange price of $0.25 per share, pursuant to a preferred stock exchange agreement.

On August 11, 2017, pursuant to a Preferred Stock Exchange Agreement, the Company and the holder of the Company’s then outstanding 70 shares of Series A Preferred Stock agreed to amend the exchange price of the Series A Preferred Stock from $0.25 per share to $0.10 per share. The Company reviewed the authoritative guidance and determined that the amendment of the exchange price was an extinguishment of the Series A Preferred Stock, not a modification. Management believes that the amendment of the exchange price significantly changes a substantive contractual term of the Series A Preferred Stock provisions which results in an extinguishment. The Company further determined that the difference between carrying value and fair value of the Series A Preferred Stock as a result of the amendment of the exchange price is a deemed dividend to the Series A Preferred Stockholders rather than an expense of the Company, because the amendment of the exchange price is akin to a dividend to the Series A Preferred Stockholders to facilitate the contemplated merger transaction, rather than to enable a capital restructure. Consequently a deemed dividend of $114,268, representing the estimated difference between the carrying value and fair value of the Series A Preferred Stock from amendment of the exchange price, is recorded in the equity section of the balance sheet, and included in the loss per share calculation for the quarter ended September 30, 2017.

On August 24, 2017, a holder of the Company’s remaining outstanding Series A Preferred Stock exchanged 70 shares of Series A Preferred Stock for 700,000 shares of Common Stock, at an exchange price of $0.10 per share, pursuant to the preferred stock exchange agreement entered into on August 11, 2017.

Series C:

During the three months ended September 30, 2017, 158,336 shares of Series C Preferred Stock were exchanged for 2,968,800 shares of Common Stock. Each share of Series C Preferred Stock was exchanged for 18.75 shares of Common Stock.

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

Note 11 – Recent Accounting Pronouncements:

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

 In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 requires that a company recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which the company expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In July 2015, the FASB approved a proposal to defer the effective date of the guidance until annual and interim reporting periods beginning after December 15, 2017, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is in the process of evaluating the effect of adoption.

 In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 amended existing guidance related to the disclosures about an entity’s ability to continue as a going concern. These amendments are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. These amendments provide guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. The Company has adopted this standard and there was no material impact on the consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation: Improvements to Employee Share Based Payment Accounting,” which is intended to simplify several aspects of accounting for share based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has adopted this standard and there was no material impact on the consolidated financial statements. The Company continues to use the actual average forfeiture rate over the preceding five years for reporting purposes.

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

Note 12 – Subsequent Events

The Company has evaluated for any subsequent events through the date of issuance of the financial statements and has determined that no significant subsequent events have occurred.

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

Overview

Our Business

The primary business of Sevion Therapeutics, Inc., a Delaware corporation incorporated in 1999, and its wholly-owned subsidiaries, Senesco, Inc., a New Jersey corporation incorporated in 1998, Fabrus, Inc., a Delaware corporation incorporated in 2011 and Sevion Sub Ltd., an Israeli company incorporated in 2017, collectively referred to as “Sevion,” “we,” “us” or “our,” is to build and develop a portfolio of innovative therapeutics, from both internal discovery and acquisition, for the treatment of cancer and immunological diseases. Our product candidates are derived from multiple key proprietary technology platforms, such as: cell-based arrayed antibody discovery and ultralong antibody scaffolds.

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

Antibody Drug Candidates - We have created functional antibodies that modulate GPCRs and ion channels, two classes of targets that have proven difficult to address using conventional antibody discovery approaches.

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

Intellectual Property

We continue to develop our intellectual property internally and by in-licensing certain intellectual property related to our antibody platforms.

Eloxx Transaction

On May 31, 2017, we entered into an agreement, or the Agreement, which was amended on August 1, 2017, with Sevion Acquisition Co. Ltd., an Israeli company and our wholly-owned subsidiary, or Acquisition Subsidiary, and Eloxx Pharmaceuticals Ltd., an Israeli company, or Eloxx, pursuant to which Eloxx will merge with and into Acquisition Subsidiary, with Eloxx surviving as our wholly-owned subsidiary. We refer to the transaction with Eloxx herein as the Transaction. Consummation of the Transaction is subject to certain closing conditions, including, among other things: (i) approval of the Transaction by the stockholders of Eloxx; (ii) the successful consummation of separate equity financings resulting in cash investments in our business and Eloxx of no less than $12,000,000 each, or the Financing Covenant; (iii) the entering into a lockup agreement and registration rights agreement by and among us, certain of our shareholders and certain holders of Registrable Securities (as defined in the Agreement); (iv) the use by us of reasonable best efforts to up-list our common stock to The Nasdaq Capital Market; (v) delivery to Eloxx of executed resignation letters by each of our directors and officers, with an effective date to be as agreed upon by us and Eloxx; (vi) the adoption by us of an amendment to our certificate of incorporation to change our corporate name to Eloxx Pharmaceuticals, Inc.; and (vii) conversion of all of our issued and outstanding shares of preferred stock into shares of our common stock. Pursuant to the Agreement, the Transaction must close, if it closes, on or prior to December 31, 2017.

Subject to the terms and conditions of the Agreement, at the closing of the Transaction, or the Effective Time, all of the ordinary and preferred shares of Eloxx’s stock issued and outstanding as of the Effective Time will be converted, on a pro rata basis, into the right to receive such number of shares of our common stock, which shall constitute, in the aggregate, 71.60% of our issued and outstanding share capital as of the Effective Time, calculated on a Fully Diluted As Converted Basis (as defined in the Agreement), but excluding any then outstanding warrants and options to acquire shares of our common stock and any of the warrants and options to acquire ordinary shares of Eloxx that are assumed by us in connection with the Transaction (as described below), respectively, which amount is subject to adjustment prior to the Effective Time upon the occurrence of specified events, including to account for (i) any additional shares of our capital stock that may be issued prior to the Effective Time and (ii) the payment of expenses by us above certain thresholds (as described in the Agreement) as of the Effective Time. In connection with the Transaction, we will also, at the Effective Time, and subject to the terms of the Agreement, assume each of the (i) outstanding stock options of Eloxx and (ii) outstanding warrants of Eloxx, each of which will be converted into a stock option or warrant, as applicable, to acquire such number of shares of our common stock equal to the number of Eloxx ordinary shares issuable upon exercise of the award multiplied by the Exchange Ratio (as defined in the Agreement), and we will also assume Eloxx’s 2013 Share Ownership and Stock Option Plan to the extent it pertains to the Eloxx stock options that are assumed.

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

On July 1, 2017, pursuant to a preferred stock exchange agreement, certain of our shareholders exchanged 200 shares of our Series A convertible preferred stock for 800,000 shares of our common stock at an exchange price of $0.25 per share. On August 11, we entered into a preferred stock exchange agreement with the holder of our remaining 70 shares of Series A convertible preferred stock. On August 24, pursuant to the preferred stock exchange agreement, we exchanged 70 shares of our Series A convertible preferred stock for 700,000 shares of our common stock, at an exchange price of $0.10 per share.

On September 20, 2017, certain of our shareholders exchanged the remaining 158,336 shares of our Series C convertible preferred stock for 2,968,800 shares of our common stock. There are currently no shares of Series A convertible preferred stock or Series C convertible preferred stock issued and outstanding.

Immediately prior to closing of the Transaction, all of our currently outstanding convertible promissory notes, with principal amount of $250,000 and accrued interest of $4,290, will convert into 2,542,905 shares of our common stock.

Liquidity and Capital Resources

Overview

For the three months ended September 30, 2017, net cash of $575,324 was used in operating activities primarily due to a net loss of $1,266,978 which was decreased by non-cash expense of $643,759 and by changes in operating assets and liabilities in the amount of $47,895.

The $47,895 change in operating assets and liabilities was the result of a decrease in prepaid expenses in the amount of $170,641 and a decrease in accounts payable and accrued expenses in the amount of $122,746 due to the timing of expenses and payments.

On July 28, 2017, we received gross proceeds of $1,500,000 from OPKO pursuant to the Subscription Agreement in partial satisfaction of our Financial Covenant under the Agreement. The funds we received from OPKO are not conditioned upon closing of the Transaction.

As of September 30, 2017, our cash balance totaled $957,874, and we had a working capital deficit of $37,833.

Our future liquidity and capital funding requirements will depend on numerous factors, including, but not limited to, the levels and costs of our research and development initiatives, whether we are able to complete the Transaction, and, if we are unable to complete the Transaction, whether we will be able to raise additional funds (apart from any funds we raise in satisfaction of our Financing Covenant, which funds are conditioned upon closing of the Transaction). If we do not complete the Transaction and are unable to raise such additional funds, we do not believe that we will have enough cash to continue as a going concern past December 31, 2017. However, we believe we currently have enough cash to fund operations through December 31, 2017.

Over the next three months, we plan to fund our research and development and commercialization activities:

•	by utilizing our current cash balance and investments;

•	by raising capital through the placement of equity or debt instruments;

•	by completing the Transaction; or

•	by raising capital through the execution of additional licensing agreements for our technology.

We cannot assure you that we will be able to raise money through any of the foregoing transactions on favorable terms, if at all, or that we will be able to complete the Transaction by December 31, 2017.

Changes to Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies and estimates as set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

Results of Operations

Three Months Ended September 30, 2017 and Three Months Ended September 30, 2016

The net loss from operations for the three months ended September 30, 2017 was $627,499. The net loss from operations for the three months ended September 30, 2016 was $2,210,532. Such a change represents a decrease in net loss of $1,583,033 or 72%. This decrease in net loss was primarily the result of impairment of Goodwill and Acquired Research and Development for the three months ended September 30, 2016.

Revenue

We did not generate revenues during the three months ended September 30, 2017 and September 30, 2016.

General and Administrative Expenses (000’s)

	Three Months ended September 30,
	2017	2016	Change	%

Payroll and benefits	$9	$10	$(1)	-10.0%
Professional fees	397	297	100	33.7%
Consultants	15	21	(6)	-28.6%
Other general & administrative expenses	71	78	(7)	-9.0%
Delaware Franchise Tax	-	74	(74)	-100.0%
Total G&A	$492	$480	$12	2.5%

•	Professional fees increased due to an increase in legal fees related to our efforts to complete the Transaction during the three months ended September 30, 2017.

•	Consultants costs decreased as a result of salary reductions with respect to our Chief Executive Officer, who is treated as a consultant rather than an employee, along with reduced utilization of other consultants to preserve cash.

•	Other general & administrative expenses decreased due to continued cost reduction efforts.

•	Delaware Franchise Tax decreased due to reduced tax liability computed upon filing of the annual return.

Research and Development Expenses (000’s)

	Three Months ended September 30,
	2017	2016	Change	%

Payroll and benefits	$89	$129	$(40)	-31.0%
Patent costs	27	32	(5)	-15.6%
Facility rent	9	86	(77)	-89.5%
Depreciation	8	12	(4)	-33.3%
Other research and development	3	21	(18)	-85.7%
Total research and development	$136	$280	$(144)	-51.4%

•	Payroll and benefits were lower due to a reduction in headcount for our Fabrus subsidiary during the three months ended September 30, 2017.

•	Patent costs decreased primarily as a result of discontinuing patent prosecution services for certain of our patents.

•	Facility rent decreased for the three months ended September 30, 2017 as a result of our move to a smaller, less expensive facility at the end of October 2016.

•	Other research and development expenses decreased because, in an effort to preserve cash on hand, we drastically reduced our research effort.

Contractual Obligations and Contingent Liabilities

There were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

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

Interest Rate Risk

Our exposure to market risks for interest rate changes is not significant. Interest rates on our short-term debt are subject to change, however, the effect of interest rate changes would not be material. In addition, we do not currently have cash under investment.

Item 4. Controls and Procedures.

(a)       Evaluation of disclosure controls and procedures.

The principal executive officer and principal financial officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2017. Based on that evaluation, management has concluded that as of September 30, 2017, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting as noted in the Company’s Form 10-K for the year ended June 30, 2017 as filed with the SEC on October 13, 2017. The material weakness identified by management relates to the review of the accounting and calculation surrounding its equity-linked financial instruments, which resulted in material adjustments to our financial statements. The material weakness has not yet been remediated. Management is committed to remediate its control deficiencies that constitute the material weaknesses by implementing changes to our internal control over financial reporting and will continue to review and make the changes necessary in order to improve the overall effectiveness of our internal controls over financial reporting. In addition, management has commenced steps to remediate the material weakness identified and to adequately and appropriately review all equity-linked accounting instruments and related accounting issues. Notwithstanding the material weaknesses that existed as of June 30, 2017, our principal executive officer and principal financial officer have concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material aspects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America.

(b)       Changes in internal controls.

As a result of the material weaknesses described above, there were changes (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) in internal control over financial reporting during the three-month period ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. Management will continue to evaluate internal controls for effective remediation of the identified material weakness.

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

As of September 30, 2017, we had cash in the amount of $957,874. On July 28, 2017, we received gross proceeds of $1,500,000 from OPKO pursuant to the Subscription Agreement in partial satisfaction of our Financing Covenant under the Agreement. The funds we received from OPKO are not conditioned upon closing of the Transaction, but we will not receive any additional funds we raise in fulfilment of the Financing Covenant unless and until we successfully close the Transaction. If we do not complete the Transaction and are unable to raise additional funds (apart from any funds we raise in satisfaction of our Financing Covenant, which funds are conditioned upon closing of the Transaction), we do not believe that we will have enough cash to continue as a going concern past December 31, 2017. However, we believe we currently have enough cash to fund operations through December 31, 2017.

We have a limited operating history and have incurred substantial losses and expect to incur future losses.

We are a development stage biotechnology company with a limited operating history and limited assets and capital. We have incurred losses each year since inception and had an accumulated deficit of $123,205,572 at September 30, 2017. We have generated minimal revenues by licensing our technology for certain crops to companies willing to share in our development costs. In addition, our technology may not be ready for commercialization for several years. We expect to continue to incur losses for the next several years because we anticipate that our expenditures on research and development and administrative activities will significantly exceed our revenues during that period. We cannot predict when, if ever, we will become profitable.

We will need additional capital to fund our operations until we are able to generate a profit.

Our operations to date have required significant cash expenditures. Our future capital requirements will depend on the results of our research and development activities, preclinical and clinical studies, and competitive and technological advances.

Even if we complete the Transaction, we will need to obtain more funding in the future through collaborations or other arrangements with research institutions and corporate partners, or public and private offerings of our securities, including debt or equity financing. We may not be able to obtain adequate funds for our operations from these sources when needed or on acceptable terms. Future collaborations or similar arrangements may require us to license valuable intellectual property to, or to share substantial economic benefits with, our collaborators. If we raise additional capital by issuing additional equity or securities convertible into equity, our stockholders may experience dilution and our share price may decline. Any debt financing may result in restrictions on our spending.

If we are unable to raise additional funds, we will need to do one or more of the following:

•	provide licenses to third parties to develop and commercialize products or technologies that we would otherwise seek to develop and commercialize ourselves;
•	seek strategic alliances or business combinations;
•	attempt to sell our company;
•	cease operations; or
•	declare bankruptcy.

We believe that at the projected rate of spending, we should have sufficient cash to maintain our present operations through December 31, 2017 if we do not close the Transaction prior to that date. While we believe that consummation of the Transaction would allow us to continue to fund our current operations for at least the next 12 months, we cannot predict with certainty whether the Transaction will be successfully completed or if the proceeds received in connection with the Transaction will be sufficient to allow us to continue our current operations for the next 12 months.

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

As of September 30, 2017, we had cash in the amount of $957,874. On July 28, 2017, we received gross proceeds of $1.5 million from OPKO, in partial satisfaction of our Financing Covenant under the Agreement. The funds we received from OPKO are not conditioned upon closing of the Transaction, but we will not receive any additional funds we raise in fulfilment of the Financing Covenant unless and until we successfully close the Transaction.

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

If we are unable to raise additional funds and complete the Transaction, we will need to do one or more of the following:

☐	delay, scale back or eliminate some or all of our research and development programs;

☐	provide a license to third parties to develop and commercialize our technology that we would otherwise seek to develop and commercialize ourselves;

☐	seek strategic alliances or business combinations;

☐	attempt to sell our company;

☐	cease operations; or

☐	declare bankruptcy.

Investors may experience dilution in their investment from future offerings of our common stock. For example, if we raise additional capital by issuing equity securities, such an issuance would reduce the percentage ownership of existing stockholders. In addition, assuming the exercise of all options and warrants outstanding, as of September 30, 2017, we had 436,135,096 shares of common stock authorized but unissued and unreserved, which may be issued from time to time by our board of directors. Furthermore, we may need to issue securities that have rights, preferences and privileges senior to our common stock. Failure to obtain financing on acceptable terms would have a material adverse effect on our liquidity.

Since our inception, we have financed all of our operations through equity and debt financings. Our future capital requirements depend on numerous factors, including:

☐	the scope of our research and development;

☐	our ability to attract business partners willing to share in our development costs;

☐	our ability to successfully commercialize our technology;

☐	competing technological and market developments;

☐	our ability to enter into collaborative arrangements for the development, regulatory approval and commercialization of other products; and

☐	the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights.

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

Use of our technology, if developed for human therapeutic applications, is subject to FDA regulation. The U.S. Food and Drug Administration, or the FDA, must approve any drug or biologic product before it can be marketed in the United States. In addition, prior to being sold outside of the United States, any of our product candidates must be approved by the regulatory agencies of foreign governments. Prior to filing a new drug application or biologics license application with the FDA, we would have to perform extensive clinical trials, and prior to beginning any clinical trial, we would need to perform extensive preclinical testing which could take several years and may require substantial expenditures.

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

As of September 30, 2017, our executive officers and directors together beneficially own approximately 7% of the outstanding shares of our common stock, assuming the exercise of options and warrants which are currently exercisable or will become exercisable within 60 days of September 30, 2017, held by these stockholders. Additionally, there are two shareholders that each beneficially own more than 5% of the outstanding shares of our common stock. As a result, these stockholders, acting together, will be able to exercise significant influence over matters requiring approval by our stockholders, including the election of directors, and may not always act in the best interests of other stockholders. Such a concentration of ownership may have the effect of delaying or preventing a change in control of us, including transactions in which our stockholders might otherwise receive a premium for their shares over then-current market prices.

A significant portion of our total outstanding shares of common stock may be sold in the market in the near future, which could cause the market price of our common stock to drop significantly.

As of September 30, 2017, we had 51,414,613 shares of our common stock issued and outstanding and 2,542,905 shares of common stock issuable upon conversion of our outstanding convertible promissory notes. Immediately prior to closing of the Transaction, all of our currently outstanding convertible promissory notes, with principal amount of $250,000 and accrued interest of $4,290, will convert into 2,542,905 shares of our common stock. All of our outstanding shares of common stock are registered pursuant to registration statements on Forms S-1 or S-3 or are either eligible to be sold under Rule 144 of the Securities Act of 1933, as amended, or are in the public float.  In addition, we have registered 4,917,670 shares of our common stock underlying options granted or available to be granted under our stock option plans. Consequently, sales of substantial amounts of our common stock in the public market, or the perception that such sales could occur, may have a material adverse effect on our stock price.

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

For example, during the three months ended September 30, 2017, our common stock traded between $0.18 and $0.36 per share.

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

Our stockholders may experience substantial dilution as a result of the conversion of convertible debt, the exercise of options and warrants to purchase our common stock, or due to anti-dilution provisions relating to any on the foregoing.

As of September 30, 2017, we had 51,414,613 shares of our common stock issued and outstanding, 2,542,905 shares of common stock issuable upon conversion of our outstanding convertible promissory notes and warrants to purchase 5,011,591 shares of our common stock. Immediately prior to closing of the Transaction, all of our currently outstanding convertible promissory notes, with principal amount of $250,000 and accrued interest of $4,290, will convert into 2,542,905 shares of our common stock. In addition, as of September 30, 2017, we have reserved 7,438,700 shares of our common stock for issuance upon the exercise of options granted or available to be granted pursuant to our stock option plan, all of which may be granted in the future. The exercise of these options and warrants will result in dilution to our existing stockholders and could have a material adverse effect on our stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 28, 2017, we received gross proceeds of $1,500,000 from OPKO from the sale of 10,000,000 shares of our common stock at a price of $0.15 per share pursuant to the Subscription Agreement. The common stock was issued in a private placement transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits.

Exhibit No.	Description
10.1	Form of Company Subscription Agreement, by and among the Company and certain investors (Incorporated by reference, Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-31326, filed on August 3, 2017).
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).
31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith).
32.1	Certification of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350. (furnished herewith).
32.2	Certification of principal financial and accounting officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350. (furnished herewith).
101.1	Financial Statements from the Quarterly Report on Form 10-Q of Sevion Therapeutics, Inc. for the quarter ended September 30, 2017, filed on November 14, 2017, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Stockholder’s Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements. (filed herewith).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEVION THERAPEUTICS, INC.

DATE: November 14, 2017	By:	/s/ David Rector
David Rector
Chief Executive Officer
(Principal Executive Officer)

DATE: November 14, 2017	By:	/s/ James Schmidt
James Schmidt
Chief Financial Officer
(Principal Financial and Accounting Officer)