Form 10-K/A
period 2017-12-31
Eloxx Pharmaceuticals, Inc.
filed 2018-04-19
CIK 1035354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

Eloxx Pharmaceuticals, Inc. (the “Company,” “we,” “our,” and “us”) is filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment No. 1”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2018 (the “Original Form 10-K”) solely to refile Exhibit 10.1 to the Original Form 10-K in response to comments received from the SEC regarding a confidential treatment request submitted to the SEC with respect to certain portions of Exhibit 10.1 of Item 15 of Part IV of the Original Form 10-K, which is hereby amended to include a revised redacted version of Exhibit 10.1. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer required in accordance with Rule 13a-14(a) are being filed as exhibits to this Amendment No. 1; however, paragraphs 3, 4 and 5 of the certifications have been omitted because this Amendment No. 1 does not contain any financial statements nor does it contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K.

Except as described above, no other changes have been made to the Original Form 10-K. This Amendment No. 1 speaks as of the filing date of the Original Form 10-K and does not reflect events occurring after the filing date of the Original Form 10-K or modify or update any of the other information contained in the Original Form 10-K in any way other than as required to reflect the amendment discussed above. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-K, including any amendments to such filings.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Amendment No. 1 to the Annual Report on Form 10-K/A or as part of our Annual Report on Form 10-K filed with the SEC on March 16, 2018.

(a) Documents filed as part of this report.

The following documents are filed as part of this report:

1. Exhibits

The exhibits listed in the accompanying index to exhibits are filed as part of, or incorporated by reference into, this report.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1	Agreement, dated as of May 31, 2017, by and among Sevion Therapeutics, Inc., Sevion Sub, Ltd. and Eloxx Pharmaceuticals Ltd. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on June 6, 2017, SEC File No. 001-31326)

2.2	Amendment to Agreement, dated as of August 1, 2017, by and among Sevion Therapeutics, Inc., Sevion Sub, Ltd. and Eloxx Pharmaceuticals Ltd. (Incorporated by reference to Exhibit 2.3 of the Company’s Annual Report on Form 10-K filed on October 13, 2017, SEC File No. 001-31326)

2.3	Second Amendment to Agreement, dated as of November 23, 2017, by and among Sevion Therapeutics, Inc., Sevion Sub, Ltd. and Eloxx Pharmaceuticals Ltd. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on November 29, 2017, SEC File No. 001-31326)

3.1	Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on January 22, 2007. (Incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q filed on February 14, 2007, SEC File No. 001-31326).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on December 13, 2007. (Incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q filed on February 14, 2008, SEC File No. 001-31326).

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on September 22, 2009. (Incorporated by reference to Exhibit 3.3 of our Annual Report on Form 10-K filed on September 28, 2009, SEC File No. 001-31326).

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on May 25, 2010. (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 28, 2010, SEC File No. 001-31326).

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on December 22, 2011. (Incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on February 14, 2011, SEC File No. 001-31326).

3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on April 1, 2013. (Incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed on May 15, 2013, SEC File No. 001-31326).

3.7	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on October 16, 2013. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on October 21, 2013, SEC File No. 001-31326).

3.8	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on September 29, 2014. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on October 3, 2014, SEC File No. 001-31326).

3.9	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on December 19, 2017. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on December 22, 2017, SEC File No. 001-31326).

3.10	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on December 19, 2017. (Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on December 22, 2017, SEC File No. 001-31326).

3.11	Certificate of Designations to the Company’s Certificate of Incorporation. (Series A) (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on March 29, 2010, SEC File No. 001-31326).

3.12	Certificate of Designations to the Company’s Certificate of Incorporation. (0% Series C Convertible Preferred Stock) (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on May 6, 2015, SEC File No. 001-31326).

3.13	Amended and Restated Bylaws of Eloxx Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 27, 2017., SEC File No. 001-31326)

Exhibit No.		Description of Exhibit

4.1		Specimen of Common Stock Certificate.

10.1	* (1)	Research and License Agreement by and between Technion Research and Development Foundation Ltd. and Eloxx Pharmaceuticals Ltd., dated August 29, 2013.

10.2	*	First Amendment to Research and License Agreement by and between Technion Research and Development Foundation Ltd. and Eloxx Pharmaceuticals Ltd., dated November 26, 2013.

10.3		Second Amendment to Research and License Agreement by and between Technion Research and Development Foundation Ltd. and Eloxx Pharmaceuticals Ltd., dated January 14, 2014.

10.4		Third Amendment to Research and License Agreement by and between Technion Research and Development Foundation Ltd. and Eloxx Pharmaceuticals Ltd., dated June 9, 2014.

10.5		First Addendum to Research and License Agreement by and between Technion Research and Development Foundation Ltd. and Eloxx Pharmaceuticals Ltd., dated August 3, 2014.

10.6		Second Addendum to Research and License Agreement by and between Technion Research and Development Foundation Ltd. and Eloxx Pharmaceuticals Ltd., dated January 21, 2015.

10.7		Third Addendum to Research and License Agreement by and between Technion Research and Development Foundation Ltd. and Eloxx Pharmaceuticals Ltd., dated February 9, 2015.

10.8		Fourth Addendum to Research and License Agreement by and between Technion Research and Development Foundation Ltd. and Eloxx Pharmaceuticals Ltd., dated April 29, 2015.

10.9		Fifth Addendum to Research and License Agreement by and between Technion Research and Development Foundation Ltd. and Eloxx Pharmaceuticals Ltd., dated June 2, 2015.

10.10		Sixth Addendum to Research and License Agreement by and between Technion Research and Development Foundation Ltd. and Eloxx Pharmaceuticals Ltd., dated January 11, 2016.

10.11		Seventh Addendum to Research and License Agreement by and between Technion Research and Development Foundation Ltd. and Eloxx Pharmaceuticals Ltd., dated March 6, 2016.

10.12		Eighth Addendum to Research and License Agreement by and between Technion Research and Development Foundation Ltd. and Eloxx Pharmaceuticals Ltd., dated July 16, 2017.

10.13		Ninth Addendum to Research and License Agreement by and between Technion Research and Development Foundation Ltd. and Eloxx Pharmaceuticals Ltd., dated July 16, 2017.

10.14	**	Consulting Agreement, dated December 1, 2014, by and between Eloxx Pharmaceuticals Ltd. and Dr. Silvia Noiman (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on December 22, 2017, SEC File No. 001-31326).

10.15	**	Memorandum of Understanding, dated March 13, 2018, by and between Eloxx Pharmaceuticals, Inc. and Dr. Silvia Noiman.

10.16	**	Offer to Gregory Weaver from Eloxx Pharmaceuticals Ltd., dated September 11, 2017 (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on December 22, 2017, SEC File No. 001-31326).

10.17	**	Employment Agreement, dated as of December 26, 2017, between Eloxx Pharmaceuticals, Inc. and Robert E. Ward (Incorporated by reference to our Current Report on Form 8-K filed on December 27, 2017, SEC File No. 001-31326).

10.18	**	Offer to Pedro Huertas from Eloxx Pharmaceuticals Ltd., dated April 17, 2015 (Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on December 22, 2017, SEC File No. 001-31326).

10.19	**	Employment Agreement, dated as of March 12, 2018, between Eloxx Pharmaceuticals Inc. and Gregory Weaver.

10.20	**	Employment Agreement, dated as of March 12, 2018, between Eloxx Pharmaceuticals Inc. and Pedro Huertas.

10.21	**	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on December 22, 2017, SEC File No. 001-31326).

10.22	**	Amended and Restated Senesco Technologies, Inc. 2008 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.3 of our quarterly report on Form 10-Q for the period ended March 31, 2014., SEC File No. 001-31326)

Exhibit No.		Description of Exhibit

10.23	**	Form of Stock Option Agreement under the Senesco Technologies, Inc. 2008 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.5 of our quarterly report on Form 10-Q for the period ended September 30, 2009, SEC File No. 001-31326).

10.24	**	Eloxx Pharmaceuticals Share Ownership and Option Plan (2013).

10.25	**	Forms of Option Agreement, Stock Option Grant Notice and Notice of Exercise under the Eloxx Pharmaceuticals Share Ownership and Option Plan (2013).

10.26	**	Performance Stock Option Grant Notice and Stock Option Agreement (Inducement Grant) between Eloxx Pharmaceuticals, Inc. and Robert E. Ward, dated March 5, 2018.

10.27	**	Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Inducement Grant) between Eloxx Pharmaceuticals, Inc. and Robert E. Ward, dated March 5, 2018.

10.28	**	Performance Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Inducement Grant) between Eloxx Pharmaceuticals, Inc. and Robert E. Ward, dated March 5, 2018.

10.29	**	Stock Option Grant Notice and Stock Option Agreement (Inducement Grant) between Eloxx Pharmaceuticals, Inc. and Robert E. Ward, dated March 5, 2018

10.30	**	Retention Policy. (Incorporated by reference to Exhibit 10.1 of our current report on Form 8-K filed on October 15, 2012., SEC File No. 001-31326)

10.31		Lease Agreement by and between Eloxx Pharmaceuticals, Inc. and BP Pay Colony LLC, dated October 26, 2017.

21.1		List of Subsidiaries of the Company.

23.1		Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, Independent Registered Public Accounting Firm.

31.1		Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	(1)	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	(1)	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Labels Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Link Document

*	Confidential treatment requested under 17 C.F.R. §§200.80(b)(4) and 24b-2. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been filed separately with the Securities and Exchange Commission pursuant to the confidential treatment request.
**	Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K
(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

ELOXX PHARMACEUTICALS, INC.
By:	/s/ Gregory Weaver
Gregory Weaver
Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer

Date: April 19, 2018