Form 10-Q
period 2018-03-31
Eloxx Pharmaceuticals, Inc.
filed 2018-05-10
CIK 1035354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-31326

ELOXX PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1368850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

950 Winter Street

Waltham, Massachusetts 02451

(Address of principal executive offices) (Zip Code)

781-577-5300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On May 7, 2018, the registrant had 33,427,238 shares of common stock, $0.01 par value per share, outstanding.

ELOXX PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$18,290	$24,049
Restricted bank deposit	106	102
Prepaid expenses and other current assets	445	355

Total current assets	18,841	24,506
Property and equipment, net	314	278

Total	$19,155	$24,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,173	$1,530
Accrued expenses	3,478	1,893

Total current liabilities	5,651	3,423

Stockholders’ equity:
Series A, B-1, B-2 and C Preferred Stock; Preferred stock, $0.01 par value 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value 500,000,000 shares authorized, 27,527,738 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	274	274
Additional paid in capital	60,782	60,047
Accumulated deficit	(47,552)	(38,960)

Total stockholders’ equity	13,504	21,361

Total	$19,155	$24,784

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017
Operating expenses:
Research and development	$4,013	$2,355
General and administrative	2,480	277
Reverse merger related expenses	2,055	—

Total operating expenses	8,548	2,632

Loss from operations	(8,548)	(2,632)
Financial and other expenses	43	46

Net loss	$(8,591)	$(2,678)

Basic and diluted net loss per share	$(0.31)	$(0.73)

Weighted average number of common shares in computing basic and diluted net loss per share	27,527,738	4,205,278

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(8,591)	$(2,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	735	11
Depreciation	21	6
Amortization and revaluation of discount in respect to convertible loan	—	23
Accrued interest on convertible loan	—	22
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(90)	644
Accounts payable	643	(822)
Accrued expenses	1,585	63

Net cash used in operating activities	(5,697)	(2,731)

Cash flows from investing activities:
Investment in restricted bank deposit	—	(22)
Purchases of property and equipment	(57)	(74)

Net cash used in investing activities	(57)	(96)

Cash flows from financing activities:
Proceeds from convertible loan and financial derivative into Series C preferred stock	—	2,460

Net cash provided by financing activities	—	2,460

Effect of exchange rate on cash	(5)	—
Decrease in cash and cash equivalents	(5,759)	(367)
Cash and cash equivalents—Beginning of year	24,049	2,212

Cash and cash equivalents—End of period	$18,290	$1,845

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business

Eloxx Pharmaceuticals Inc. (“Eloxx” or the “Company”) is a global biopharmaceutical company focused on discovering and developing novel therapeutics for the treatment of rare and ultra-rare premature stop codon diseases. The Company is harnessing the science of genetic read-through to develop novel drug product candidates that interact with the ribosome to overcome these premature stop codons. Eloxx’s revolutionary small molecule approach is designed to unleash the potential to restore production of full length functional proteins with the goal of enabling a return toward normal cellular function. These novel small molecules are eukaryotic ribosomal selective glycosides identified by screening for read-through activity. The Company believes there is a broad application of this approach to the over 1800 rare and ultra-rare diseases where nonsense mutation has been implicated in the cause or pathway of human disease.

The Company’s research and development strategy is to target rare or ultra-rare diseases where a high unmet medical need, nonsense mutation bearing, patient population has been identified. The Company focuses on clinical indications where there is a high unmet medical need, established preclinical read-through or personalized medicine experiments that are predictive of clinical activity, and a definable path for Orphan Drug development, regulatory approval, patient access and commercialization. The Company believes patient advocacy to be an important element of patient focused drug development and seeks opportunities to collaborate with patient advocacy groups throughout the discovery and development process. The Company’s current clinical focus is on cystic fibrosis and cystinosis where the Company is advancing its lead drug product candidate ELX-02. Eloxx is headquartered in Waltham, MA with research and development operations in Rehovot, Israel.

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

Reverse Merger

On December 19, 2017, Sevion Therapeutics, Inc. (“Sevion”) acquired Eloxx Pharmaceuticals, Limited (“Private Eloxx” or “Eloxx Limited”) pursuant to a merger between the companies (the “Transaction” or “Reverse Merger”). Upon consummation of the Transaction (the “Closing”), Sevion adopted the business plan of Private Eloxx and discontinued the pursuit of Sevion’s business plan pre-Closing. In connection with the Transaction, Sevion agreed to acquire all of the outstanding capital stock of Private Eloxx in exchange for the issuance of an aggregate 20,316,656 shares of Sevion’s common stock, par value $0.01 per share (the “Common Stock”), after giving effect to a 1-for-20 reverse split effected immediately prior to the Transaction. As a result of the Transaction, Private Eloxx became a wholly-owned subsidiary of Sevion. While Sevion was the legal acquiror in the transaction, Private Eloxx was deemed the accounting acquiror. Immediately after giving effect to the Transaction, on December 19, 2017, Sevion changed its name to Eloxx Pharmaceuticals, Inc. (“Eloxx” or the “Company”).

These interim consolidated financial statements of the Company reflect the operations of the acquirer for accounting purposes together with a deemed issuance of shares, equivalent to the shares held by the former stockholders of the legal acquirer and a recapitalization at the equity of the accounting acquirer. The annual consolidated financial statements include the accounts of the Company since the effective date of the reverse capitalization and the accounts of Eloxx Limited since inception.

Liquidity

As reflected in the accompanying audited consolidated financial statements, the Company has not generated revenue from the sale of any product and does not expect to generate significant revenue unless and until obtaining marketing approval and commercialization of one of its product candidates. As of March 31, 2018, the Company had cash and cash equivalents of $18.3 million.

On April 30, 2018 the Company completed an underwritten public offering of 5,899,500 shares of common stock of the Company at the public offering price of $9.75 per share. The Company received net proceeds of approximately $53.4 million after deducting underwriting discounts and commissions and estimated offering expenses (see Note 14).

The Company expects its cash and cash equivalents will fund operations to 2020 based on its current operating plans. The Company incurred a loss for the period ended March 31, 2018 of $8.6 million and had a negative cash flow from operating activities of $5.8 million during the period ended March 31, 2018. The accumulated deficit as of March 31, 2018 was $47.6 million.

2. Summary of Significant Accounting Policies

Basis of presentation and principles of consolidation

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods ended March 31, 2018 and 2017.

The Unaudited Consolidated Statements of Operations includes the Company’s operating expenses related to research and development and general and administrative, along with reverse merger related expenses, which were substantially comprised of fees for professional services (Note 1).

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2017, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2018.

Summary of Accounting Policies

The significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2017, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2018.

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

In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805): “Clarifying the Definition of a Business”. ASU 2017-01 provides amendments to clarify the definition of a business and affects all companies and other reporting organizations that must determine whether they have acquired or sold a business. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and should be applied prospectively as of the beginning of the period of adoption. Early adoption is permitted under certain circumstances. The Company adopted ASU 2017-01 on January 1, 2018 and it did not have an impact on its accounting and disclosures.

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

3. Prepaids and Other Current Assets

Prepaids and other current assets as of March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	As of
	March 31, 2018	December 31, 2017
Prepaid insurance	$292	$242
Other governmental agencies receivables	83	88
Prepaid other	70	25

	$445	$355

4. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	As of
	March 31, 2018	December 31, 2017
Computers and software	$162	$124
Office furniture and equipment	118	118
Laboratory equipment	37	37
Leasehold improvements	72	53

	389	332
Less: Accumulated depreciation	75	54

Property and equipment, net	$314	$278

Depreciation expense was $21,000, and $6,000 for the periods ended March 31, 2018 and 2017, respectively.

5. Accrued Expenses

Accrued expenses as of March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	As of
	March 31, 2018	December 31, 2017
Accrued payroll and related expenses	$399	$402
Accrued research and development expenses	808	704
Accrued professional services	2,271	787

	$3,478	$1,893

6. Convertible Loan

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

On May 31, 2017, the Convertible Loan (without accrued interest) was converted into 825,213 Series C preferred stock, according to the price per share that was paid in the 2017 Share Purchase Agreement (see Note 9). During the year ended December 31, 2017, the Company recorded $0.7 million as financial and other expenses, as a result of changes in the embedded instruments. In connection with the conversion, the embedded instrument together with all accrued interest in the amount of $0.7 million and was classified to additional paid in capital.

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

7. Related Parties

On August 29, 2013, the Company entered into an agreement (“Technion Agreement”) with TRDF, with respect to certain technology relating to aminoglycosides and the redesign of aminoglycosides for the treatment of human genetic diseases caused by premature stop mutations and further results of the research of the technology, in order to develop and commercialize products based on such technology. Under the agreement, TRDF shall provide the Company research services for an estimated annual payment of $0.1 million, to be agreed exactly by the parties prior to the beginning of each year of the research period. During the periods ended March 31, 2018 and 2017, the Company recorded general and administrative expenses amounting to none and $7,000, respectively, in relation to the TRDF reimbursement for the preparation, filing, prosecution and maintenance of TRDF patents rights related to Eloxx Limited. For the periods ended March 31, 2018 and 2017 the Company did not record any research and development expenses in relation to the Technion Agreement. As of March 31, 2018 and December 31, 2017 amounts recorded in accrued expenses were none and $25,000, respectively.

In addition, TRDF granted the Company a license to use, market, sell or sub-license the rights of the product developed under the TRDF research results (the “Licensed Product”), as fully defined in the Technion Agreement, for the following considerations: (a) milestone payments, to be transferred upon meeting certain milestones as defined in the Technion Agreement, up to total consideration of $6.1 million; (b) certain royalties on a low- to mid- single-digit percentage of net sales (subject to change in the case of (x) sublicensing to a big pharmaceutical or biotechnology company, or (y) payment of royalties to third parties, or (z) commercialization by a third party of an authorized generic to a licensed product), for a period until the later of (i) the expiration of a valid claim on the Licensed Product in each country the Licensed Product is sold to, or (ii) a certain amount of years from the date of the first commercial sale of the Licensed Product in such country, and (c) a low- to mid- double-digit percentage of any non-royalty sub-license income received by the Company from a sub-licensed entity. In addition, the Company shall pay a certain fee to TRDF upon an exit event as described in the Technion Agreement.

On August 9, 2017 the Company received a legal claims letter from TRDF regarding TRDF’s alleged entitlement to an exit fee in accordance with the Technion Agreement. The parties are in discussion regarding a settlement of the legal claim, whereby the Company would issue a planned 569,395 shares to TRDF representing fulfillment of the “exit clause.” Therefore, the Company recorded a $3.4 million research and development expense with an offsetting adjustment to additional paid-in capital for the year ended December 31, 2017 related to the planned issuance of those shares.

8. Legal and Other Contingencies

The Company accounts for its contingent liabilities in accordance with ASC Topic 450 “Contingencies”. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. For the periods ended March 31, 2018 and 2017, the Company was not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows. Legal costs incurred in connection with loss contingencies are expensed as incurred.

9. Stockholders’ Equity

For accounting purposes, all common stock, preferred stock, warrants, options to purchase common stock and loss per share amounts have been adjusted to give retroactive effect to the exchange ratio and reverse stock split for all periods presented in these condensed consolidated financial statements.

Preferred and Common Stock

On April 30, 2018 the Company completed an underwritten public offering of 5,899,500 shares of common stock of the Company at the public offering price of $9.75 per share. The Company received net proceeds of approximately $53.4 million after deducting underwriting discounts and commissions and estimated offering expenses (see Note 14).

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

Warrants

As of March 31, 2018, the Company had 411,615 outstanding warrants to purchase 411,615 shares of the Company’s common stock. The weighted average exercise price was $3.30 and the weighted average time to expiration was 4.7 years.

10. Stock-Based Compensation

The Company had two equity compensation plans; the Company has a 2008 Plan and Eloxx Limited had a 2013 plan, as of March 31, 2018. On April 20, 2018 the Company’s 2018 Plan became effective. All of the plans are explained in detail below.

The 2008 Incentive Compensation Plan

In December 2008, the Company adopted the 2008 Incentive Compensation Plan (the “2008 Plan”), which provides for the grant of stock options, stock grants and stock purchase rights to certain designated employees and certain other persons performing services for the Company, as designated by the Company’s Board of Directors. Pursuant to the 2008 Plan, an aggregate of 245,884 shares of common stock have been reserved for issuance. On January 1 of each calendar year beginning with the calendar year 2015, the share reserve will automatically increase by 5% of the fully-diluted equity outstanding on the immediately preceding December 31, up to an annual maximum of 75,000 shares of common stock, provided that the aggregate number of shares subject to outstanding awards will not exceed 25% of the fully-diluted equity outstanding. Consequently, the pool of options was increased by additional 75,000 shares of common stock in January 2018. The terms and vesting schedules for share-based awards vary by type of grant and the employment status of the grantee. Generally, the awards vest based upon time-based conditions or achievement of specified goals and milestones. As of March 31, 2018, 358,699 shares of common stock were reserved for future grant under the 2008 Plan.

The 2013 Share Ownership and Option Plan

In December 2013, Eloxx Limited’s Board of Directors adopted the 2013 Share Ownership and Option Plan in accordance with section 102 and 3(i) of the Israeli Income Tax Ordinance (the “2013 Plan”). Under the 2013 Plan, options to purchase ordinary shares of Eloxx Limited or ordinary shares of Eloxx Limited may be granted to employees, officers, directors, service providers and consultants of Eloxx Limited Each option granted can be exercised for one ordinary share of Eloxx Limited. Options granted generally become fully exercisable after a two to four-year vesting period and expire no later than ten years from the date of grant. Any option forfeited or cancelled before expiration becomes available for future grants under the 2013 Plan until the tenth anniversary of the 2013 Plan, after which no further grants under the 2013 Plan are permissible. On April 21, 2015, Eloxx Limited’s Board of Directors adopted the US Share Ownership and Option Appendix under the 2013 Plan pursuant to which Eloxx Limited may grant options to purchase its ordinary shares to U.S. grantees of Eloxx Limited or any of its parent or subsidiary companies. Upon the closing of the Reverse Merger, the Company assumed the 2013 Plan and all outstanding options thereunder and thereafter the 2013 Plan and any options or shares previously granted thereunder were replaced with options to purchase or shares of our common stock. Pursuant to the 2008 Plan, an aggregate of 2,473,255 shares of common stock have been reserved for issuance. As of March 31, 2018, 62,801 shares of Common Stock were available for future grant under the 2013 Plan.

The 2018 Equity Incentive Plan

On April 20, 2018 the Company’s 2018 Equity Incentive Plan (the “2018 Plan”) became effective. Upon the effectiveness of the 2018 Plan, the shares available for issuance in the 2008 Plan and 2013 Plan were incorporated into the 2018 Plan and the total number of shares available for awards to employees, non-employee directors and other key personnel increased by 5,000,000 shares (see Note 14).

Summary of Option Activity

Transactions related to the grant of options to employees and directors under the 2008 Plan during the year ended March 31, 2018 were as follows:

	Amount	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
Options outstanding at beginning of year	215,723	$28.93	7.80	$338,056
Granted	—	—
Exercised	—	—
Forfeited	(127,560)	5.84

Options outstanding at end of year	88,163	$59.80	7.15	$199,415

Options exercisable at end of year	88,163	$59.80	7.15	$199,415

Transactions related to the grant of options to employees and directors under the 2013 Plan during the year ended March 31, 2018 were as follows:

	Amount	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
Options outstanding at beginning of year	2,336,726	$1.82	7.12	$14,835,970
Granted	105,000	6.65
Exercised	—	—
Forfeited	(31,272)	0.99

Options outstanding at end of year	2,410,454	$1.88	4.45	$18,584,454

Options exercisable at end of year	1,734,550	$0.35	6.29	$16,053,462

The aggregate intrinsic value represents the total intrinsic value (the difference between the deemed fair value of the Company’s Common Stock as of March 31, 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2018. This amount is impacted by the changes in the fair value of the Company’s shares.

The weighted average grant date fair value of the options granted during the period ended March 31, 2018 was $4.32.

The total equity-based compensation expense related to all of the Company’s equity-based awards were recognized as follows:

	For the period ended March 31,
	2018	2017
Research and development	$82	$5
General and administrative(1)	653	6

Total stock-based compensation expenses	$735	$11

(1)	Includes $338,000 of expense in connection with restricted shares that were granted during the year ended December 31, 2017.

The Company issued an inducement award outside of the 2008 Plan and 2013 Plan to an employee of the company in the form of an option to purchase 69,000 shares of the Company’s common stock with an exercise price per share equal to $6.55. Subject to continued service through the vesting date, 1/16 of the awards will vest on each quarterly anniversary of the grant date. As of March 31, 2018 the Company had 732,212 options to purchase the Company’s stock and 663,212 restricted share units which were issued outside of the 2008 Plan and 2013 Plan.

11. Income Taxes

The United States enacted the Tax Cuts and Jobs Act (“Tax Act”) on December 22, 2017, most provisions of which took effect in years beginning after December 31, 2017. The Tax Act made substantial changes to U.S. taxation of corporations, including lowering the U.S. federal corporate income tax rate from 34% to 21%. The effect on deferred tax assets and liabilities of a change in law or tax rates is recognized in income in the period that includes the enactment date. The Tax Act also includes a provision designed to currently tax global intangible low-taxed income (“GILTI”). The Company elected to record the U.S. income tax effect of future GILTI inclusions in the period in which they arise, if ever, and the Company has estimated that there will not be a GILTI inclusion for the year ended December 31, 2018.

In accordance with ASC 740-270, Income Taxes – Interim Reporting, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and apply that rate to year-to-date ordinary income or loss. The resulting tax expense (or benefit) is adjusted for the tax effect of specific events, if any, required to be discretely recognized in the interim period as they occur. For the three months ended March 31, 2018 and 2017, the Company recorded immaterial tax expense (or benefit) attributable to the operations of a U.S. subsidiary which files income tax returns on a stand-alone basis. The Company has not recorded net deferred tax assets as of March 31, 2018 or December 31, 2017 because it maintained a full valuation allowance against all material deferred tax assets and management has determined that it is more likely than not, that the Company will be unable to realize those future benefits. The Company’s effective tax rate differs from the statutory rates of 21% and 34% as of March 31, 2018 and 2017, respectively, due to losses for which no future benefit is expected. As of March 31, 2018, and December 31, 2017, the Company had no uncertain tax positions recorded in its consolidated balance sheets.

After the enactment of the Tax Act, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In our financial statements for the period ended December 31, 2017, we calculated an estimate of the impact of the Tax Act related to the remeasurement of our net U.S. deferred tax asset due to the change in U.S. federal corporate income tax rate. The provisional amount recorded was deferred tax expense of $10.2 million, but which was fully and equally offset by a deferred tax benefit related to a corresponding reduction in our valuation allowance. The Company has not adjusted the provisional amount in these financial statements for the period ended March 31, 2018, but we expect to complete this analysis within the one-year measurement period provided by SAB 118.

12. Net Loss Per Share

The loss and the weighted average number of shares used in computing basic and diluted net loss per share for the periods ended March 31, 2018 and 2017, is as follows (amounts in thousands, except share numbers):

	Period ended March 31,
	2018	2017
Numerator:
Net loss	$8,591	$2,678
Dividends accumulated for the period(1)	—	384

Net loss available to stockholders of Common Stock	$8,591	$3,062

Denominator:
Shares used in computing net loss per share of Common Stock, basic and diluted	27,527,738	4,205,278

Net loss per share of Common Stock, basic and diluted	$0.31	$0.73

(1)	The net loss used for the computation of basic and diluted net loss per share include 8% per share per annum compounded annually which was related to distributions for preferred stockholders of Eloxx Limited. On December 19, 2017 in conjunction with the Reverse Merger all preferred shares were converted to common shares.

The total weighted average numbers of shares related to outstanding preferred stock, stock options under the 2008 Plan and 2013 Plan, stock warrants and restricted shares that have been excluded from the calculation of the diluted net loss per share due to their anti-dilutive effect was 4,236,656 and 14,781,825 for the periods ended March 31, 2018 and 2017, respectively.

13. Segment and Geographic Information

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

14. Subsequent Events

2018 Underwritten Public Offering

On April 25, 2018 the Company entered into an underwritten public offering to issue and sell 5,130,000 shares of common stock of the Company, along with granting the underwriters an option to purchase an additional 769,500 shares of common stock at the public offering price of $9.75 per share. On April 30, 2018 the Company completed the underwritten public offering including the exercise of the option in full, which resulted in the sale of 5,899,500 shares of common stock at $9.75 per share. The Company received net proceeds of approximately $53.4 million after deducting underwriting discounts and commissions and estimated offering expenses.

2018 Equity Incentive Plan

On March 12, 2018, our Board of Directors (the “Board”) adopted the 2018 Plan which was subsequently approved by our stockholders by written consent on March 26, 2018. On April 20, 2018 the 2018 Plan became effective and the Company ceased granting awards under each of the 2008 Plan and the 2013 Plan (the “Prior Plans”).

The purpose of the 2018 Plan is to provide a means whereby the Company can align the long-term financial interests of its employees, consultants, and directors with the financial interests of its stockholders. In addition, the Board believes that the ability to grant options and other equity-based awards will help the Company to attract, retain, and motivate employees, consultants, and directors and encourages them to devote their best efforts to the Company’s business and financial success. The 2018 Plan authorizes the grant and issuance of awards that may take the form of stock options, stock appreciation rights, restricted stock, stock units, and performance-based incentive awards.

As of March 31, 2018, there were 421,500 shares available for grant under the Prior Plans. The 2018 Plan became effective on April 20, 2018 and the total number of shares available for awards to employees, non-employee directors and other key personnel increased by 5,000,000 shares, which represents approximately 18% of the Company’s outstanding common equity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management’s current expectations. These statements are neither promises nor guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed under the caption “Risk Factors” in this Quarterly Report on Form 10-Q. These and other factors could cause actual results to differ materially from those indicated by the forward-looking statements made in this Quarterly Report on Form 10-Q.

Reverse Merger

On December 19, 2017, Sevion Therapeutics, Inc. (“Sevion”) acquired Eloxx Pharmaceuticals, Limited (“Private Eloxx” or “Eloxx Limited”) pursuant to a merger between the companies (the “Transaction” or “Reverse Merger”). Upon consummation of the Transaction (the “Closing”), Sevion adopted the business plan of Private Eloxx and discontinued the pursuit of Sevion’s business plan pre-Closing. In connection with the Transaction, Sevion agreed to acquire all of the outstanding capital stock of Private Eloxx in exchange for the issuance of an aggregate 20,316,656 shares of Sevion’s common stock, par value $0.01 per share (the “Common Stock”), after giving effect to a 1-for-20 reverse split effected immediately prior to the Transaction. As a result of the Transaction, Private Eloxx became a wholly-owned subsidiary of Sevion. While Sevion was the legal acquiror in the transaction, Private Eloxx was deemed the accounting acquiror. Immediately after giving effect to the Transaction, on December 19, 2017, Sevion changed its name to Eloxx Pharmaceuticals, Inc. (“Eloxx” or the “Company”).

These interim consolidated financial statements of the Company reflect the operations of the acquirer for accounting purposes together with a deemed issuance of shares, equivalent to the shares held by the former stockholders of the legal acquirer and a recapitalization at the equity of the accounting acquirer. The annual consolidated financial statements include the accounts of the Company since the effective date of the reverse capitalization and the accounts of Eloxx Limited since inception.

Company Overview

We are a global biopharmaceutical company focused on discovering and developing novel therapeutics for the treatment of rare and ultra-rare premature stop codon diseases. We are harnessing the science of genetic read-through to develop novel drug product candidates that interact with the ribosome to overcome these premature stop codons. Our revolutionary small molecule approach is designed to unleash the potential to restore production of full length functional proteins with the goal of enabling a return toward normal cellular function. These novel small molecules are eukaryotic ribosomal selective glycosides identified by screening for read-through activity. We believe there is a broad application of this approach to the over 1800 rare and ultra-rare diseases where nonsense mutation has been implicated in the cause or pathway of human disease.

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

We intend to be the global leader in the application of the science of translational read through and the associated pathway of nonsense mediated messenger ribonucleic acid (“mRNA”) decay. We believe that expanding our expertise across these basic science areas of mRNA regulation, ribosomal function, and protein translation forms a solid foundation to support our discovery and development activities. Our compounds modulate the activity of the ribosome, the organelle within living cells responsible for protein production, a process also known as translation. These novel small molecule compounds are designed to allow the ribosome to read-through a nonsense mutation in mRNA (which is transcribed from the DNA sequence), to restore the translation process to produce full length, functional proteins and increase the amount of mRNA that would otherwise be degraded as part of a phenomenon called nonsense mediated mRNA decay. As our eukaryotic ribosomal selective glycoside compounds target the general mechanism for protein production in the cell, we believe they have the potential to treat hundreds of genetic diseases where nonsense mutations have impaired gene function. Our subcutaneously injected small molecules have the potential to be self-administered and to be active at most tissue locations across the body.

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

Currently our lead program, ELX-02, is focused on development for cystic fibrosis and cystinosis patients with diagnosed nonsense mutations. To advance the program, we have held pre-clinical trial application (CTA) discussions with the Federal Agency for Medicines and Health Products (the “FAMHP”) in Brussels, Belgium and pre-IND discussions with the U.S. Food and Drug Administration (the “FDA”) for cystic fibrosis and cystinosis, respectively. We will submit our CTA for cystic fibrosis in May 2018 and an IND for cystinosis shortly thereafter. Authorization to conduct these studies through the CTA and IND processes will be required for initiation of Phase 2 studies in cystic fibrosis and cystinosis in 2018.

As part of our clinical program, we have completed a Phase 1 single ascending dose (“SAD”) study in a total of 60 healthy volunteers at sites in Israel (ClinicalTrials.gov Identifier: NCT02807961) and Belgium (ClinicalTrials.gov Identifier: NCT03292302). Currently ongoing is the Phase 1 multiple ascending dose (“MAD”) study in 45 healthy volunteers in Belgium (ClinicalTrials.gov Identifier: NCT03309605). We have completed the first two cohorts of the MAD study and dosing in the third cohort is ongoing. We anticipate that the Phase 1 MAD study will be completed in 2018. The results from the completed Phase 1 SAD study will be included in the planned IND and CTA submissions.

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

Currently, the European Medicines Agency (the “EMA”) has designated ELX-02 as an orphan medicine for the treatment of mucopolysaccharidosis type I (“MPS I”), and the FDA has granted orphan drug designation to ELX-02 for the treatment of MPS I, for the treatment of Rett Syndrome, and for the treatment of cystinosis.

We hold worldwide development and commercialization rights to ELX-02 and novel compounds in our read-through library, for all indications, in all territories, under a license from the Technion Research and Development Foundation Ltd. Professor Timor Baasov, the inventor of our compounds, has served as our senior consultant since our incorporation.

On April 30, 2018 the Company completed an underwritten public offering of 5,899,500 shares of common stock of the Company at the public offering price of $9.75 per share. The Company received net proceeds of approximately $53.4 million after deducting underwriting discounts and commissions and estimated offering expenses. As of March 31, 2018, we had cash and cash equivalents of $18.3 million. We expect that our current cash and cash equivalents will be sufficient to fund our current operations to 2020.

Since our inception, we have incurred significant operating losses. Our net losses were $8.6 million and $2.7 million for each of the periods ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of $47.6 million. To date, we have financed our operations primarily through equity capital investments, and to a lesser extent from loans and grants from the Israeli Innovation Authority of the Ministry of Economy and Industry, or the IIA. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it will be many years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

•	advance ELX-02 further into clinical trials;

•	continue the preclinical development of our research programs and advance candidates into clinical trials;

•	identify additional product candidates and advance them into preclinical development;

•	pursue regulatory authorization to conduct clinical trials of additional product candidates;

•	seek marketing approvals for our product candidates that successfully complete clinical trials;

•	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, regulatory and scientific personnel;

•	add operational, financial and management information systems and personnel, including personnel to support product development;

•	acquire or in-license other product candidates and technologies; and

•	operate as a public company.

Results of Operations

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements, as well as the reported revenues and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our financial statements presented in this Quarterly Report on Form 10-Q are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2018. There have been no material changes to our critical accounting policies through March 31, 2018 from those discussed in our Annual Report on Form 10-K filed on March 16, 2018.

Results of Operations

The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Operating expenses:
Research and development	$4,013	$2,355
General and administrative	2,480	277
Reverse merger related expenses	2,055	—

Total operating expenses	8,548	2,632

Loss from operations	(8,548)	(2,632)
Financial and other expenses	43	46
Net loss	$(8,591)	$(2,678)

Research and development expenses.

Research and development expenses were $4.0 million for the period ended March 31, 2018 compared to $2.4 million for the period ended March 31, 2017, an increase of $1.6 million. The increase in research and development expenses was primarily related to fees incurred to subcontractors, consultants and advisors in connection with research and development of our ELX-02 of $1.2 million. Additionally, salaries and other personnel related costs increased by $0.3 million.

General and administrative expenses.

General and administrative expenses were $2.5 million for the period ended March 31, 2018 compared to $0.3 million for the period ended March 31, 2017, an increase of $2.2 million. The increase in general and administrative expenses was primarily related to salaries, stock-based compensation, and other personnel related costs of $1.0 million, along with professional service fees of $0.8 million, and facility related costs of $0.1 million.

Reverse merger related expenses.

We recorded $2.1 million in professional service fees for the period ended March 31, 2018 related to the reverse merger we completed on December 19, 2017.

Financial and other expenses.

We recorded $43,000 in financial and other expenses for the period ended March 31, 2018 compared to $44,000 for the period ended March 31, 2017.

Liquidity and Capital Resources

General

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. Since our inception and through March 31, 2018 we have funded our operations primarily through equity and convertible debt financings in private placements, as described below.

As of March 31, 2018, we had cash and cash equivalents of $18.3 million. On April 30, 2018 the Company completed an underwritten public offering of 5,899,500 shares of common stock of the Company at the public offering price of $9.75 per share. The Company received net proceeds of approximately $53.4 million after deducting underwriting discounts and commissions and estimated offering expenses. We expect that our cash and cash equivalents will enable us to fund our current operations to 2020.

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

Principal Financing Activities

On April 30, 2018 the Company completed an underwritten public offering of 5,899,500 shares of common stock of the Company at the public offering price of $9.75 per share. The Company received net proceeds of approximately $53.4 million after deducting underwriting discounts and commissions and estimated offering expenses (see Note 14).

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(5,697)	$(2,731)
Net cash used in investing activities	(57)	(96)
Net cash provided by financing activities	—	2,460

Operating Activities

During the period ended March 31, 2018, the net cash used in operating activities was $5.7 million, primarily driven by our net loss of $8.6 million, partially offset by non-cash charges of $2.1 million related to changes in working capital, and $0.7 million related to stock-based compensation.

During the period ended March 31, 2017, the net cash used in operating activities was $2.7 million, primarily driven by our net loss of $2.7 million.

Investing Activities

During the periods ended March 31, 2018 and 2017, the net cash used in investing activities was $0.1 million, consisting of the purchase of property and equipment.

Financing Activities

During the period ended March 31, 2018, we did not have any cash provided by financing activities.

During the period ended March 31, 2017, the net cash provided by financing activities was $2.5 million, resulting from the proceeds from the convertible loan and financial derivative into the Series C preferred stock.

Technion Research and Development Foundation Limited (“TRDF”) Agreement

On August 29, 2013, the Company entered into an agreement (“Technion Agreement”) with TRDF, with respect to certain technology relating to aminoglycosides and the redesign of aminoglycosides for the treatment of human genetic diseases caused by premature stop mutations and further results of the research of the technology, in order to develop and commercialize products based on such technology. Under the agreement, TRDF shall provide the Company research services for an estimated annual payment of $0.1 million, to be agreed exactly by the parties prior to the beginning of each year of the research period. During the periods ended March 31, 2018 and 2017, the Company recorded general and administrative expenses amounting to none and $7,000, respectively, in relation to the TRDF reimbursement for the preparation, filing, prosecution and maintenance of TRDF patents rights related to Eloxx Limited. For the periods ended March 31, 2018 and 2017 the Company did not record any research and development expenses in relation to the Technion Agreement. As of March 31, 2018 and December 31, 2017 amounts recorded in accrued expenses were none and $25,000, respectively.

In addition, TRDF granted the Company a license to use, market, sell or sub-license the rights of the product developed under the TRDF research results (the “Licensed Product”), as fully defined in the Technion Agreement, for the following considerations: (a) milestone payments, to be transferred upon meeting certain milestones as defined in the Technion Agreement, up to total consideration of $6.1 million; (b) certain royalties on a low- to mid- single-digit percentage of net sales (subject to change in the case of (x) sublicensing to a big pharmaceutical or biotechnology company, or (y) payment of royalties to third parties, or (z) commercialization by a third party of an authorized generic to a licensed product), for a period until the later of (i) the expiration of a valid claim on the Licensed Product in each country the Licensed Product is sold to, or (ii) a certain amount of years from the date of the first commercial sale of the Licensed Product in such country, and (c) a low- to mid- double-digit percentage of any non-royalty sub-license income received by the Company from a sub-licensed entity. In addition, the Company shall pay a certain fee to TRDF upon an exit event as described in the Technion Agreement.

On August 9, 2017 the Company received a legal claims letter from TRDF regarding TRDF’s alleged entitlement to an exit fee in accordance with the Technion Agreement. The parties are in discussion regarding a settlement of the legal claim, whereby the Company would issue a planned 569,395 shares to TRDF representing fulfillment of the “exit clause”. Therefore, the Company has recorded a $3.4 million research and development expense with an offsetting adjustment to additional paid-in capital for the year ended December 31, 2017 related to the planned issuance of these shares.

Contractual Obligations

There have been no material changes to our contractual obligations during the three months ended March 31, 2018. Please refer to our contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to a “smaller reporting company”, as defined in Item 10(f)(1) of SEC Regulation S-K.

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

As of March 31, 2018, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2018, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all other information in this Quarterly Report on Form 10-Q, before you decide to purchase our common stock. If any of the possible adverse events described below actually occurs, we may be unable to conduct our business as currently planned and our financial condition and operating results could be harmed. In addition, the trading price of our common stock could decline due to the occurrence of any of the events described below, and you may lose all or part of your investment. Additional risks that we currently do not know about, or that we currently believe immaterial, may also impair our business.

Risks Related to the Reverse Merger

The risks arising with respect to the historic Sevion business and operations may be different from what we anticipate, which could lead to significant, unexpected costs and liabilities and could materially and adversely affect our business going forward.

We may not have appreciated, understood or fully anticipated the extent of the risks associated with the recent reverse merger between Sevion and Eloxx Limited. After the reverse merger, Sevion’s historic business was discontinued, but prior to the transaction Sevion had a long operating history. As a consequence, we may be subject to claims, demands for payment, regulatory issues, costs and liabilities that were not and are not currently expected or anticipated. Notwithstanding our exercise of due diligence pre-transaction and risk mitigation strategies post-transaction, the risks involved with taking over a business with a long operating history and the costs and liabilities associated with these risks may be greater than we anticipate. Further, we do not have rights of indemnification against the pre-transaction stockholders of Sevion. We may not be able to contain or control the costs or liabilities associated with Sevion’s historic business, which could materially and adversely affect our business, liquidity, capital resources or results of operation.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant operating losses since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or maintain profitability.

Since our inception, we have incurred significant operating losses. Our net loss was $21.2 million and $9.8 million for 2017 and 2016, respectively. As of March 31, 2018, we had an accumulated deficit of $47.6 million. Recently, on April 30, 2018, we completed an underwritten public offering of 5,899,500 shares of our common stock at a price to the public of $9.75 per share, including 769,500 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares, or the Public Offering. The gross proceeds from the Public Offering were approximately $57.5 million, before deducting the underwriting discounts and commissions and offering expenses. The shares of common stock described above were offered by us pursuant to a shelf registration statement on Form S-3 that was filed by us with the Securities and Exchange Commission, or the SEC on April 10, 2018 and declared effective by the SEC on April 20, 2018. Historically, we have financed our operations primarily through equity capital investments, and to a lesser extent from loans and grants from Israeli Innovation Authority of the Ministry of Economy and Industry, or the IIA. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it will be many years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. Although we recently completed the Public Offering, we expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

•	advance ELX-02 further into clinical trials;

•	continue the preclinical development of our research programs and advance candidates into clinical trials;

•	identify additional product candidates and advance them into preclinical development;

•	pursue regulatory authorization to conduct clinical trials of additional product candidates;

•	seek marketing approvals for our product candidates that successfully complete clinical trials;

•	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we obtain marketing approval;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, regulatory and scientific personnel;

•	add operational, financial and management information systems and personnel, including personnel to support product development;

•	acquire or in-license other product candidates and technologies; and

•	operate as a public company.

We have never generated any revenue from product sales and may never be profitable. To become and remain profitable, we and our collaborators must develop and eventually commercialize one or more product candidates with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those product candidates for which we may obtain marketing approval, securing coverage and reimbursement for those product candidates for which we may obtain marketing approval, and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we do, may never generate revenue that is significant or large enough to achieve profitability. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

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

Accordingly, even with the recent Public Offering, we will need substantial additional funding in connection with our continuing operations and to achieve our goals. However, our existing cash and cash equivalents may prove to be insufficient for these activities. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs, product portfolio expansion or future commercialization efforts. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional financing due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our operating plans.

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

Additionally if one or more of our product candidates receive marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw approvals of such product or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy;

•	regulatory authorities may require additional labeling, such as additional warnings or contraindications;

•	we may be required to change the way the product is administered or to conduct additional clinical studies;

•	we could be sued and held liable for harm caused to patients; and

•	our reputation may suffer.

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

We depend on independent investigators, consultants, researchers, medical experts, collaborators, chemists, toxicologist and a small number of medical institutions and third-party contract organizations to assist with our research efforts and conduct our preclinical and clinical trials and related activities. These collaborators, scientists, consultants and other third parties have provided, and we expect that they will continue to provide, valuable advice regarding our clinical development programs and product candidates. These collaborators, scientists, consultants and other third parties are not our employees, may have other commitments that would limit their future availability to us and typically will not enter into non-compete agreements with us. We cannot control the amount or timing of resources that they devote to our preclinical and or clinical development programs and they may not assign as great a priority to our preclinical or clinical development programs or pursue them as diligently as we would if we were undertaking such programs directly. If outside collaborators fail to devote sufficient time and resources to our preclinical and clinical development programs, or if their performance is substandard, the authorization of INDs and CTAs and the approval of anticipated NDAs and other marketing applications, and our introduction of new drugs, if any, may be delayed, which could impair our clinical development programs and would have a material adverse effect on our business and results of operations. The collaborators may also have relationships with other commercial entities, some of whom may compete with us and we may be unable to prevent them from establishing competing businesses or developing competing products. For example, if a key scientist acting as a principal investigator in any of our clinical trials identifies a potential product or compound that is more scientifically interesting to his or her professional interests, his or her availability to remain involved in our clinical trials could be restricted or eliminated, which may have a material adverse effect on our business, results of operations and financial condition.

We are subject to extensive governmental regulation including the requirements of FDA and comparable foreign regulatory authorities for approval of our product candidates before they can be marketed.

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

In addition to the approval requirements, other numerous and pervasive regulatory requirements apply, both before and after approval of our product candidates, to us, our product candidates, and our suppliers, contract manufacturers, and contract laboratories, and our clinical trial sites and clinical trial researchers including requirements related to testing, manufacturing, quality control, labeling, advertising, promotion, distribution, export, reporting to the FDA of certain adverse experiences associated with use of the product candidate, and obtaining additional approvals for certain modifications to the product candidate or its labeling or claims.

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

We need FDA approval to commercialize our product candidates in the United States, EMA approval to commercialize our product candidates in the European Union and approvals from other foreign regulatory authorities to commercialize our product candidates elsewhere in the world. In order to obtain FDA approval of any of our product candidates, we must submit to the FDA an NDA demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as preclinical studies, as well as human tests, which are referred to as clinical trials. In the European Union, we must submit a Marketing Authorization Application, or MAA, to the EMA. Satisfaction of the FDA’s, the EMA’s and other foreign regulatory authorities’ regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. Even if we comply with all the requests of regulatory authorities, the authorities may ultimately reject the marketing applications that we file for our product candidates in the future, if any, or we might not obtain regulatory clearance in a timely manner. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced or late-stage clinical trials, even after obtaining promising earlier trial results or preliminary findings or other comparable results for such clinical trials. Further, even if favorable testing data is generated during the clinical trials of a product candidate, the applicable regulatory authority may not accept or approve the marketing application filed by a pharmaceutical or biotechnology company for the product candidate. Failure to obtain approval of the FDA, EMA or comparable foreign regulatory authorities of any of our product candidates in a timely manner, if at all, will severely undermine our business, financial condition and results of operation by reducing our potential marketable products and our ability to generate corresponding product revenues.

Our research and clinical efforts may not result in drugs that the FDA, EMA or foreign regulatory authorities consider safe for humans and effective for indicated uses, which would have a material adverse effect on our business, results of operations and financial condition. After clinical trials are completed for any product candidate, if at all, the FDA, EMA and foreign regulatory authorities have substantial discretion in the drug approval process of the product candidate in their respective jurisdictions and may require us to conduct additional clinical testing or perform post- marketing studies, which would cause us to incur additional costs. Incurring such costs may have a material adverse effect on our business, results of operations and financial condition.

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

Even though we have received orphan drug designation from the FDA for ELX-02 for the treatment of cystinosis, we may not be able to obtain orphan drug marketing exclusivity for ELX-02 or any of our other potential product candidates for other indications.

Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. Similarly, in Europe, a medicinal product may receive orphan designation under Article 3 of Regulation (EC) 141/2000. This applies to products that are intended for a life-threatening or chronically debilitating condition and either the condition affects no more than five in 10,000 persons in the European Union when the application is made or the product, without the benefits derived from orphan status, would unlikely generate sufficient return in the European Union to justify the necessary investment. Moreover, in order to obtain orphan designation in the European Union, it is necessary to demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition authorized for marketing in the European Union, or if such a method exists, that the product will be of significant benefit to those affected by the condition.

The FDA has granted orphan drug designation for ELX-02 for the treatment of cystinosis. We may seek orphan drug designation for our other product candidates, and with respect to other indications. Generally, if a drug with an orphan drug designation subsequently receives the first FDA marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug for the same indication for that time period. The applicable period is seven years in the United States. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the candidate from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the applicable regulatory authority can subsequently approve another drug for the same condition if it concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Similarly, if our competitors are able to obtain orphan product exclusivity for their products in the same indications for which we are developing our product candidates, we may not be able to have our products approved by the applicable regulatory authority for a significant period of time.

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

Most of our competitors, either alone or together with their collaborative partners, operate larger research and development programs, staff, and facilities, and have substantially greater financial resources than we do, as well as significantly greater experience in:

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

A key element of our strategy is to develop and commercialize a portfolio of new products. We seek to do so through our internal research programs and strategic collaborations for the development of new products. Research programs to identify new product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:

•	a product candidate is not capable of being produced in commercial quantities at an acceptable cost, or at all;

•	a product candidate that is developed and approved may not be accepted by patients, the medical community or third-party payors;

•	competitors may develop alternatives that render our product candidates obsolete;

•	the research methodology used may not be successful in identifying potential product candidates; or

•	a product candidate may on further study be shown to have harmful side effects or other characteristics that indicate it is unlikely to be safe or effective or otherwise does not meet applicable regulatory approval requirements.

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

The trading market for our common stock is influenced by the research and reports that securities or industry analysts publish. As a public company, we are subject to the reporting requirements of the Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and Nasdaq Market rules. The requirements of these rules and regulations have increased and will continue to significantly increase our legal and financial compliance costs, including costs associated with the hiring of additional personnel, making some activities more difficult, time-consuming or costly, and may also place undue strain on our personnel, systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition.

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

Various rules and regulations applicable to public companies make it more difficult and more expensive for us to maintain directors’ and officers’ liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage. If we are unable to maintain adequate directors’ and officers’ liability insurance, our ability to recruit and retain qualified officers and directors, especially those directors who may be deemed independent for purposes of the Nasdaq Market rules, will be significantly curtailed.

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

Comprehensive tax reform bills could adversely affect our business and financial condition.

On December 22, 2017, and effective January 1, 2018, the U.S. government enacted H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (informally titled the “Tax Cuts and Jobs Act”), which includes significant changes to the taxation of business entities. The Tax Cuts and Jobs Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), implementation of a “base erosion anti-abuse tax” which requires U.S. corporations to make an alternative determination of taxable income without regard to tax deductions for certain payments to affiliates, taxation of certain non-U.S. corporations’ earnings considered to be “global intangible low taxed income” (also referred to as “GILTI”), repeal of the alternative minimum tax, or AMT, for corporations and changes to a taxpayer’s ability to either utilize or refund the AMT credits previously generated, changes in the attribution rules relating to shareholders of certain “controlled foreign corporations”, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the Tax Cuts and Jobs Act remains subject to interpretation and further guidance from US taxing authorities and as a result the overall impact of this tax reform is uncertain and may change due to interpretation changes, and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various US states will conform their tax laws to the Tax Cuts and Jobs Act. The impact of the Tax Cuts and Jobs Act on holders of our common stock is also uncertain and could be adverse. We are unable to predict what tax reform may be proposed or enacted in the future or what effect such changes would have on our business, but such changes, to the extent they are brought into tax legislation, regulations, policies or practices, could affect our effective tax rates in the future in countries where we have operations and have an adverse effect on our overall tax rate in the future, along with increasing the complexity, burden and cost of tax compliance. We urge our stockholders to consult with their legal and tax advisors with respect to the Tax Cuts and Jobs Act and the potential tax consequences of investing in or holding our common stock.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

As of March 31, 2018, we had U.S. federal and state NOL carryforwards of $77.2 million and $27.4 million, respectively, and federal research tax credit carryforwards of $0.7 million. Our U.S. net operating loss carryforwards will begin to expire, if not utilized, beginning in 2019 through 2037, and the research tax credits will expire beginning in 2027 through 2037.

In general, under Section 382 of the United States Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-ownership change NOLs to offset future taxable income. We may have experienced ownership changes in the past, including in connection with the Reverse Merger of Sevion Therapeutics, Inc. on December 19, 2017 at which time our pre-change U.S. federal NOL carryforward was $77.1 million and research tax credit was $0.7 million. We may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. Although we have not completed our analysis, it is reasonably possible that our federal NOLs available to offset future taxable income could materially decrease. This reduction will be offset by an adjustment to the existing valuation allowance for an equal and offsetting amount. Additionally, our state NOLs available to offset future state income could similarly decrease which would also be offset by an equal and offsetting adjustment to the existing valuation allowance. Given the offsetting adjustments to the existing valuation allowance, any ownership change is not expected to have an adverse material effect on our Consolidated Financial Statements. Finally, as of March 31, 2018, we had Israeli NOL carryforwards of $24.9 million, which carryforward indefinitely.

Our ability to utilize our NOLs is dependent on attaining profitability sufficient to offset such available NOLs prior to their expiration. In addition, we may not be able to utilize a portion of the NOLs reflected on our balance sheet, even if we attain profitability.

Under the Tax Cuts and Jobs Act, NOLs generated in 2018 and future years may be carried forward indefinitely but may not be carried back and are only eligible to offset up to a maximum of 80% of taxable income generated in a given year. It is uncertain if and to what extent various U.S. states will conform their net operating loss rules to the Tax Cuts and Jobs Act.

We could be subject to additional tax liabilities.

We are subject to federal, state and local taxes in the United States and Israel. Significant judgment is required in evaluating our tax positions and our worldwide provision for taxes. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including those relating to income tax nexus, by our earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. We may be audited in various jurisdictions, and such jurisdictions may assess additional taxes against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have a material adverse effect on our operating results or cash flows in the period or periods for which a determination is made.

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

Governments in countries where we operate have adopted or have shown significant interest in pursuing legislative initiatives to reduce costs of healthcare. We expect that the implementation of current laws and policies, the amendment of those laws and policies in the future, as well as the adoption of new laws and policies, could have a material adverse effect on our industry generally and on our ability to maintain or increase our product sales or successfully commercialize our product candidates, or could limit or eliminate our future spending on development projects. In many cases, these government initiatives, even if enacted into law, are subject to future rulemaking by regulatory agencies. Although we have evaluated these government initiatives and the impact on our business, we cannot know with certainty whether any such law, rule or regulation will adversely affect coverage and reimbursement of our product candidates, or to what extent, until such laws, rules and regulations are promulgated, implemented and enforced, which could sometimes take many years. The announcement or adoption of regulatory or legislative proposals could delay or prevent our entry into new markets, affect our reimbursement or sales in the markets where we are already selling our approved products, if any, and materially harm our business, financial condition and results of operations.

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

Reliance on third-party manufacturers, testing sites, and investigators entails risks to which we would not be subject if we developed, researched, tested, and manufactured the product candidates ourselves, including:

•	the inability to negotiate manufacturing, testing, and research agreements with third parties under commercially reasonable terms;

•	reduced control as a result of using third-party manufacturers, testing laboratories, and research sites and investigators for all aspects of manufacturing, testing, and research activities;

•	termination or nonrenewal of manufacturing, testing, or research agreements with third parties in a manner or at a time that is costly or damaging to us; and

•	disruptions to the operations of our third-party manufacturers or suppliers, testing facilities, or research sites caused by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier, testing facility, or research site.

Any of these events could lead to clinical trial delays or failure to obtain regulatory approval, or impact our ability to successfully commercialize future products. Some of these events could be the basis for FDA action, including injunction, recall, seizure or total or partial suspension of production or testing. Any one of these events could cause our business to be materially harmed and our results of operations would be adversely impacted.

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

We are highly dependent on principal members of our senior management, including Robert Ward, our Chief Executive Officer. While we have entered into employment agreements or offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. Recruiting and retaining other qualified employees, consultants and advisors for our business, including scientific and technical personnel, will also be critical to our success. Competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for individuals with similar skill sets. In addition, failure to succeed in preclinical studies or clinical trials may make it more challenging to recruit and retain qualified personnel. The inability to recruit or loss of the services of any executive, key employee, consultant or advisor may impede the progress of our research, development and commercialization objectives. If we fail to attract and retain highly qualified personnel, we may not be able to successfully develop, manufacture or commercialize our product candidates.

Risks Related to Intellectual Property

If we fail to adequately protect or enforce our intellectual property rights or secure rights to third party patents, the value of our intellectual property rights would diminish and our business, competitive position and results of operations would suffer.

As of March 31, 2018, we had 36 pending patent applications. However, the filing of a patent application does not mean that we will be issued a patent, or that any patent eventually issued will be as broad as requested in the patent application or sufficient to protect our technology. Any modification required to a current patent application may delay the approval of such patent application which would have a material adverse effect on our business, results of operations and financial condition. In addition, there are a number of factors that could cause our patents, if granted, to become invalid or unenforceable or that could cause our patent applications to not be granted, including known or unknown prior art, deficiencies in the patent application or the lack of originality of the technology. Our competitive position and future revenues will depend in part on our ability and the ability of our licensors and collaborators to obtain and maintain patent protection for our product candidates, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties. We have filed U.S. and international patent applications for process patents; however, we cannot predict:

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

We have not received to date any claims of infringement by any third parties. However, as our product candidates progress into clinical trials and commercialization, if at all, our public profile and that of our product candidates may be raised and generate such claims. Defending against such claims, and occurrence of a judgment adverse to us, could result in unanticipated costs and may have a material adverse effect on our business and competitive position. If our products, methods, processes and other technologies infringe the proprietary rights of other parties, we may incur substantial costs and we may have to:

•	obtain licenses, which may not be available on commercially reasonable terms, if at all;

•	redesign our products or processes to avoid infringement, which could significantly impede development and impair or block our ability to secure regulatory approval of any redesigned product or process;

•	stop using the subject matter claimed in the patents held by others, which could cause us to lose the use of one or more of our product candidates;

•	defend litigation or administrative proceedings that may be costly whether we win or lose, and which could result in a substantial diversion of management resources; or

•	pay damages.

Any costs incurred in connection with such events or the inability to develop or sell our products may have a material adverse effect on our business, results of operations and financial condition.

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

Our research and development efforts have been financed, in part, through royalty-bearing grants from the IIA. As of March 31, 2018, we have received the aggregate amount of approximately $2.6 million from the IIA for the development of our abovementioned technologies. With respect to such grants we are committed to pay certain royalties (including accrued LIBOR interest) up to $2.7 million. We are required to comply with the requirements of the Israeli Encouragement of Research, Development and Technological Innovation in the Industry Law, 5744-1984, as amended, and related regulations, or the Research Law, with respect to these past grants. If we fail to comply with the Research Law, we may be required to refund certain grants previously received and/or to pay interest and penalties and we may become subject to criminal charges.

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

We recently received approval for up-listing to The Nasdaq Global Market, and our common stock began trading on The Nasdaq Global Market on April 26, 2018 under the symbol “ELOX.” In addition, as mentioned above, on April 30, 2018, we completed the Public Offering, which resulted in gross proceeds to us of approximately $57.5 million, before deducting the underwriting discounts and commissions and offering expenses. The trading price of our common stock has been volatile and may continue to be volatile and subject to wide fluctuations in the future. Many factors could have an impact on our stock price, including fluctuations in our or our competitors’ operating results, clinical trial results or adverse events associated with our product candidates, product development by us or our competitors, changes in laws, including healthcare, regulatory, tax or intellectual property laws, intellectual property developments, acquisitions or other strategic transactions, changes in financial or operational estimates or projections and the perceptions of our investors that we are not performing or meeting expectations. The trading price of the common stock of many biopharmaceutical companies, including ours, has experienced extreme price and volume fluctuations, which have at times been unrelated to the operating performance of the companies whose stocks were affected.

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of shares of our common stock.Directors, executive officers, principal stockholders and affiliated entities own a significant percentage of our capital stock, and they may make decisions that an investor may not consider to be in the best interests of our stockholders.

As of the Public Offering, our directors, executive officers, principal stockholders and affiliated entities beneficially own, in the aggregate, approximately 70% of our common stock, giving effect to options, convertible notes and other derivative securities that are held by such persons that are exercisable within such 60 days from such date. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our board of directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent the consummation of transactions favorable to other stockholders, such as a transaction in which stockholders might otherwise receive a premium for their shares over current market prices.

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

Pursuant to the Share Ownership and Option Plan (2013), or the 2013 Plan, the 2008 Equity Incentive Plan, or the 2008 Plan, and together with the 2013 Plan, the Prior Plans, and the 2018 Equity Incentive Plan, or the 2018 Plan, our management is authorized to grant share options and other equity-based awards to our employees, directors and consultants. As of March 31, 2018, individuals held share options to purchase an aggregate of 2,498,617 shares of common stock under the Prior Plans. The 2018 Plan became effective as of April 20, 2018. As of April 30, 2018, there were no options or other equity awards outstanding under our 2018 Plan. If our board of directors elects to increase the number of shares available for future grant by the maximum amount each year, our stockholders may experience additional dilution, which could cause our share price to fall.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q. Where so indicated, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on January 22, 2007.	10-K	001-31326	3.1	March 16, 2018

3.2	Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on December 13, 2007.	10-K	001-31326	3.2	March 16, 2018

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on September 22, 2009.	10-K	001-31326	3.3	March 16, 2018

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on May 25, 2010.	10-K	001-31326	3.4	March 16, 2018

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation Senesco Technologies, Inc. filed with the State of Delaware on December 22, 2011.	10-K	001-31326	3.5	March 16, 2018

3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on April 1, 2013.	10-K	001-31326	3.6	March 16, 2018

3.7	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on October 16, 2013.	10-K	001-31326	3.7	March 16, 2018

3.8	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on September 29, 2014.	10-K	001-31326	3.8	March 16, 2018

3.9	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on December 19, 2017.	10-K	001-31326	3.9	March 16, 2018

3.10	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on December 19, 2017.	10-K	001-31326	3.10	March 16, 2018

3.11	Amended and Restated Bylaws of the Registrant	10-K	001-31326	3.13	March 16, 2018

10.1	Memorandum of Understanding, dated March 13, 2018, by and between Eloxx Pharmaceuticals, Inc. and Dr. Silvia Noiman.	10-K	001-31326	10.15	March 16, 2018

10.2	Employment Agreement, dated as of March 12, 2018, between Eloxx Pharmaceuticals Inc. and Gregory Weaver.	10-K	001-31326	10.19	March 16, 2018

10.3	Employment Agreement, dated as of March 12, 2018, between Eloxx Pharmaceuticals Inc. and Pedro Huertas.	10-K	001-31326	10.20	March 16, 2018

10.4	Eloxx Pharmaceuticals, Inc. 2018 Equity Incentive Plan.	8-K	001-31326	10.1	March 30, 2018

10.5	Israeli Sub-Plan under the Eloxx Pharmaceuticals, Inc. 2018 Equity Incentive Plan.	8-K	001-31326	10.3	March 30, 2018

31.1*	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ELOXX PHARMACEUTICALS, INC.
Date: May 10, 2018

	by:	/s/ Robert E. Ward
Robert E. Ward
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2018

	by:	/s/ Gregory Weaver
Gregory Weaver
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)