Form 10-Q
period 2018-06-30
Eloxx Pharmaceuticals, Inc.
filed 2018-08-10
CIK 1035354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

On August 3, 2018, the registrant had 34,857,680 shares of common stock, $0.01 par value per share, outstanding.

ELOXX PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$63,412	$24,049
Restricted bank deposit	100	102
Prepaid expenses and other current assets	458	355
Total current assets	63,970	24,506
Property and equipment, net	302	278
Total	$64,272	$24,784
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,098	$1,530
Accrued expenses	2,258	1,893
Total current liabilities	4,356	3,423
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value per share, 500,000,000 shares authorized, 34,869,450 and 27,527,738 shares issued at June 30, 2018 and December 31, 2017, respectively	349	274
Common stock in treasury, at cost, 8,385 and 0 shares at June 30, 2018 and December 31, 2017, respectively	(83)	—
Additional paid in capital	120,607	60,047
Accumulated deficit	(60,957)	(38,960)
Total stockholders’ equity	59,916	21,361
Total	$64,272	$24,784

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$4,150	$2,595	$8,544	$4,950
General and administrative	9,560	584	12,953	861
Reverse merger related expenses	(167)	—	594	—
Total operating expenses	13,543	3,179	22,091	5,811
Loss from operations	(13,543)	(3,179)	(22,091)	(5,811)
Other (income) expense, net	(137)	699	(94)	745
Net loss	$(13,406)	$(3,878)	$(21,997)	$(6,556)
Basic and diluted net loss per share	$(0.42)	$(1.04)	$(0.74)	$(1.77)
Weighted average number of common shares in computing basic and diluted net loss per share	31,839,303	4,205,277	29,695,430	4,205,277

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(21,997)	$(6,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	6,913	21
Depreciation	46	13
Amortization and revaluation of discount in respect to convertible loan	—	625
Accrued interest on convertible loan	—	43
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(103)	701
Accounts payable	568	(1,182)
Accrued expenses	365	433
Net cash used in operating activities	(14,208)	(5,902)
Cash flows from investing activities:
Purchases of property and equipment	(101)	(96)
Net cash used in investing activities	(101)	(96)
Cash flows from financing activities:
Proceeds from the underwritten public offering, net of issuance costs	53,571	—
Proceeds from issuance of Series C preferred stock, net of issuance costs	—	14,669
Proceeds from convertible loan and financial derivative into Series C preferred stock	—	2,500
Proceeds from share based compensation arrangements	97	—
Net cash provided by financing activities	53,668	17,169
Effect of exchange rate on cash	2	—
Increase in cash and cash equivalents	39,361	11,171
Cash, cash equivalents and restricted cash, beginning of year	24,151	2,250
Cash, cash equivalents and restricted cash, end of period	$63,512	$13,421

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$63,412	$13,360
Restricted cash included in restricted bank deposit	100	61
Total cash, cash equivalents and restricted cash	$63,512	$13,421

Supplemental disclosure of non-cash financing activities
Non-cash acquisition of treasury shares	$83	$—
Conversion of convertible loan into Series C preferred stock	$—	$3,168

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business

Eloxx Pharmaceuticals, Inc., together with its wholly-owned subsidiary Eloxx Pharmaceuticals, Ltd. (collectively “we,” “our,” “us,” “Eloxx” or the “Company”), is a clinical-stage biopharmaceutical company developing novel ribonucleic acid (RNA)-modulating drug candidates (designed to be eukaryotic ribosomal selective glycosides) that are designed to treat rare and ultra-rare premature stop codon diseases. Premature stop codons are point mutations that disrupt protein synthesis from messenger RNA. As a consequence, patients with premature stop codon diseases have reduced or eliminated protein production from the mutation bearing allele accounting for some of the most severe phenotypes in these genetic diseases. These premature stop codons have been identified in over 1,800 rare and ultra-rare diseases. Read-through therapeutic development is focused on extending mRNA (messenger RNA) half-life and increasing protein synthesis by enabling the cytoplasmic ribosome to read through premature stop codons to produce full-length proteins. Eloxx’s lead investigational product candidate, ELX-02, is a small molecule drug candidate designed to restore production of full-length functional proteins. Eloxx’s preclinical candidate pool consists of a library of novel drug candidates designed to be eukaryotic ribosomal selective glycosides identified based on read-through potential. ELX-02 is in the early stages of clinical development focusing on cystic fibrosis and cystinosis. ELX-02 is an investigational drug that has not been approved by any global regulatory body. Eloxx is headquartered in Waltham, MA, with research and development operations in Rehovot, Israel.

The Company’s research and development strategy is to target rare or ultra-rare diseases where a high unmet medical need, nonsense mutation bearing, patient population has been identified, there are established preclinical read-through or personalized medicine experiments that are predictive of clinical activity, and a definable path for Orphan Drug development, regulatory approval, patient access and commercialization. The Company believes patient advocacy to be an important element of patient focused drug development and seeks opportunities to collaborate with patient advocacy groups throughout the discovery and development process. The Company’s current clinical focus is on cystic fibrosis and cystinosis where the Company is advancing its lead investigational drug product candidate, ELX-02.

Eloxx Pharmaceuticals Ltd. (“Eloxx Limited”) was incorporated in Israel on September 17, 2013 and was acquired by the Company in a reverse merger described below. The Company focuses its activity on the discovery, development and commercialization of compounds for the treatment of genetic diseases caused by nonsense mutations primarily through a license agreement (the “Technion Agreement”) with the Technion Research and Development Foundation Ltd. (“TRDF”) entered into in 2013.

Reverse Merger

On December 19, 2017, Sevion Therapeutics, Inc. (“Sevion”) acquired Eloxx Limited pursuant to a merger between the companies (the “Transaction” or “Reverse Merger”). Upon consummation of the Transaction (the “Closing”), Sevion adopted the business plan of Eloxx Limited and discontinued the pursuit of Sevion’s business plan. In connection with the Transaction, Sevion acquired all of the outstanding capital stock of Eloxx Limited in exchange for the issuance of an aggregate 20,316,656 shares of Sevion’s common stock, par value $0.01 per share (the “Common Stock”), after giving effect to a 1-for-20 reverse split immediately prior to the Transaction. As a result of the Transaction, Eloxx Limited became a wholly-owned subsidiary of Sevion. While Sevion was the legal acquirer in the transaction, Eloxx Limited was deemed the accounting acquirer. Immediately after giving effect to the Transaction, on December 19, 2017, Sevion changed its name to Eloxx Pharmaceuticals, Inc.

These interim unaudited consolidated financial statements of the Company reflect the operations of the acquirer for accounting purposes together with a deemed issuance of shares, equivalent to the shares held by the former stockholders of the legal acquirer and a recapitalization at the equity of the accounting acquirer. The annual audited consolidated financial statements include the accounts of the Company since the effective date of the reverse capitalization and the accounts of Eloxx Limited since inception.

Liquidity

As reflected in the accompanying unaudited consolidated financial statements, the Company has not generated revenue from the sale of any product and does not expect to generate significant revenue unless and until obtaining marketing approval and commercialization of one of its product candidates. As of June 30, 2018, the Company had cash and cash equivalents of $63.4 million, inclusive of net proceeds of $53.6 million received upon the completion of an underwritten public offering of 5,899,500 shares of common stock of the Company at the public offering price of $9.75 per share on April 30, 2018.

The Company expects that its cash and cash equivalents will fund operations to 2020 based on its current operating plans. The Company incurred a loss for the six months ended June 30, 2018 of $22.0 million and had a negative cash flow from operating activities of $14.2 million during the six months ended June 30, 2018. The accumulated deficit as of June 30, 2018 was $61.0 million.

Correction of an Immaterial Error

The presentation of reverse merger related expense in the Statement of Operations for the six-months ended June 30, 2018 includes the effects of the correction of an immaterial error of the amounts of functional operating expenses previously reported for the three months ended March 31, 2018.  The Company assessed the materiality of these errors in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) Topic 1.M, Materiality, codified in ASC Topic 250, Presentation of Financial Statements (“ASC 250”), and concluded that the previously issued unaudited condensed consolidated interim financial statements for the three months ended March 31, 2018 and 2017 were not materially misstated; however, in order to correctly reflect the adjustment as described above in the appropriate period, management has elected to correct the presentation in the Statement of Operations for the six-months ended June 30, 2018 and will revise the affected previously issued financial statements for the three-months ended March 31, 2018 when such amounts are presented as comparative prior period balances in the Form 10-Q filing for the period ending March 31, 2019. As a result, the revised consolidated financial statements for the three and six months ended June 30, 2018 reflect a $0.4 million increase to research and development expense, a $0.9 million increase in general and administrative expense, and a corresponding decrease in reverse merger related expenses of $1.3 million.  The reclassification had no impact on net loss or net cash flows for the three months ended March 31, 2018 or the three and six months ended June 30, 2018, nor other prior periods presented.

The impact on specific line items in the accompanying consolidated statement of operations for the three months ended March 31, 2018 is presented below (in thousands):

	Three Months Ended March 31, 2018
	As reported	Adjustments	As corrected
Operating expenses:
Research and development	$4,013	$381	$4,394
General and administrative	2,480	913	3,393
Reverse merger related expenses	2,055	(1,294)	761
Total operating expenses	$8,548	$—	$8,548

2. Summary of Significant Accounting Policies

Basis of presentation and principles of consolidation

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted, as permitted by such rules and regulations. These interim consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the interim periods ended June 30, 2018 and 2017.

The Unaudited Consolidated Statements of Operations includes the Company’s operating expenses related to research and development and general and administrative, along with reverse merger related expenses, which were substantially comprised of fees for professional services.

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

Summary of Accounting Policies

The significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2017, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K. There have been no material changes in the Company’s significant accounting policies during the six months ended June 30, 2018.

Recent Accounting Pronouncements adopted

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): “Restricted Cash” (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted the new guidance using the retrospective transition method as required with respect to each period presented. This new guidance does not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases”. This guidance will require that lease arrangements longer than 12 months result in an entity recognizing an asset and liability equal to the present value of the lease payments in the statement of financial position. This guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein. This standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its financial statements and related disclosures.

3. Prepaids and Other Current Assets

Prepaids and other current assets as of June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	As of
	June 30, 2018	December 31, 2017
Prepaid insurance	$290	$242
Other governmental agencies receivables	—	88
Prepaid other	168	25
	$458	$355

4. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	As of
	June 30, 2018	December 31, 2017
Computers and software	$200	$124
Office furniture and equipment	120	118
Laboratory equipment	—	37
Leasehold improvements	73	53
	393	332
Less: Accumulated depreciation	91	54
Property and equipment, net	$302	$278

Depreciation expense was $25,000, and $7,000 for the three months ended June 30, 2018 and 2017, respectively. Depreciation expense was $46,000, and $13,000 for the six months ended June 30, 2018, 2018 and 2017, respectively.

5. Accrued Expenses

Accrued expenses as of June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	As of
	June 30, 2018	December 31, 2017
Accrued payroll and related expenses	$700	$402
Accrued research and development expenses	712	704
Accrued professional services	846	787
	$2,258	$1,893

6. Convertible Loan

On January 26, 2017 (the “Closing Date”), the Company entered into a Convertible Loan Agreement (the “Agreement”) with five of its shareholders (the “Lenders”), pursuant to which the Company raised an aggregate amount of $2.5 million (the “Convertible Loan”). The Convertible Loan included interest at an annual rate of 5%. According to the Agreement, the outstanding portion of the Convertible Loan (without accrued interest) automatically converts upon the consummation of an equity investment by a third party of an aggregate amount of at least $5.0 million (the “Qualified Equity Investment”), prior to the date that is two years from the Closing Date (the “Maturity Date”), into equity securities of the same class issued by the Company in such Qualified Equity Investment.

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

On May 31, 2017, the Convertible Loan (without accrued interest) was converted into 825,213 shares of Series C preferred stock, according to the price per share that was paid in the 2017 Share Purchase Agreement (see Note 9). During the year ended December 31, 2017, the Company recorded $0.7 million as financial and other expenses, as a result of changes in the embedded instruments. In connection with the conversion, the embedded instrument together with all accrued interest in the amount of $0.7 million and was classified to additional paid in capital.

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

7. Related Parties

On August 29, 2013, the Company entered into an agreement (“Technion Agreement”) with TRDF, with respect to certain technology relating to aminoglycosides and the redesign of aminoglycosides for the treatment of human genetic diseases caused by premature stop mutations and further results of the research of the technology, in order to develop and commercialize products based on such technology. Under the Technion Agreement, TRDF is obligated to provide the Company with research services for an estimated annual payment of $0.1 million, the precise amount to be agreed by the parties prior to the beginning of each year of the research period. During the periods ended June 30, 2018 and 2017, the Company recorded general and administrative expenses amounting to zero and $7,000, respectively, in relation to the TRDF reimbursement for the preparation, filing, prosecution and maintenance of TRDF patents rights related to Eloxx Limited. For the periods ended June 30, 2018 and 2017 the Company did not record any research and development expenses in relation to the Technion Agreement. As of June 30, 2018 and December 31, 2017, amounts recorded in accrued expenses were $25,000 and $25,000, respectively.

In addition, TRDF granted the Company a license to use, market, sell or sub-license the rights of the product developed under the TRDF research results (the “Licensed Product”), as fully defined in the Technion Agreement, for the following considerations: (a) milestone payments, to be transferred upon meeting certain milestones as defined in the Technion Agreement, up to total consideration of $6.1 million; (b) certain royalties on a low- to mid- single-digit percentage of net sales (subject to change in the case of (x) sublicensing to a big pharmaceutical or biotechnology company, or (y) payment of royalties to third parties, or (z) commercialization by a third party of an authorized generic to a licensed product), for a period until the later of (i) the expiration of a valid claim on the Licensed Product in each country the Licensed Product is sold to, or (ii) a certain amount of years from the date of the first commercial sale of the Licensed Product in such country, and (c) a low- to mid- double-digit percentage of any non-royalty sub-license income received by the Company from a sub-licensed entity. In addition, the Company will be required to pay a fee to TRDF upon an exit event as described in the Technion Agreement.

On August 9, 2017 the Company received a legal claims letter from TRDF regarding TRDF’s alleged entitlement to an exit fee in accordance with the Technion Agreement. The Company recorded a $3.4 million research and development expense with an offsetting adjustment to additional paid-in capital for the year ended December 31, 2017 related to the planned issuance of those shares at fair market value on the date of the exit event. On June 13, 2018 the Company issued 569,395 shares to TRDF in satisfaction of this claim.

8. Legal and Other Contingencies

The Company accounts for its contingent liabilities in accordance with ASC Topic 450 “Contingencies”. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. For the periods ended June 30, 2018 and 2017, the Company was not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows. Legal costs incurred in connection with loss contingencies are expensed as incurred.

9. Stockholders’ Equity

For accounting purposes, all common stock, preferred stock, warrants, options to purchase common stock and loss per share amounts have been adjusted to give retroactive effect to the exchange ratio and reverse stock split for all periods presented in these condensed unaudited consolidated financial statements.

Transactions related to stockholders’ equity of the Company during the six months ended June 30, 2018 were as follows (in thousands, except share amounts):

	Common stock		Additional paid-in	Accumulated	Treasury stock		Total stockholders'
	Shares	Amount	Capital	deficit	Shares	Amount	equity
Balance at December 31, 2017	27,527,738	$274	$60,047	$(38,960)	—	$—	$21,361
Issuance of common stock related to share-based compensation	808,443	8	89	—	—	—	97
Issuance of common stock Techion settlement	569,395	6	(6)	—	—	—	—
Issuance of shares upon execution of warrants	64,374	1	51	—	(3,385)	(52)	—
Issuance of shares upon public offering	5,899,500	60	53,018	—	—	—	53,078
Equity component of deferred financing costs of shares upon public offering	—	—	495	—	—	—	495
Repurchase of Common Stock	—	—	—	—	(5,000)	(31)	(31)
Share-based compensation expense related to share-based award	—	—	6,913	—	—	—	6,913
Net loss	—	—	—	(21,997)	—	—	(21,997)
Balance at June 30, 2018	34,869,450	$349	$120,607	$(60,957)	(8,385)	$(83)	$59,916

Preferred and Common Stock

On April 30, 2018, the Company completed an underwritten public offering of 5,899,500 shares of common stock of the Company at the public offering price of $9.75 per share. The Company received net proceeds of approximately $53.6 million after deducting underwriting discounts and commissions and estimated offering expenses.

On May 22, 2017, Eloxx Limited entered into a Share Purchase Agreement (the “2017 SPA”) (and subsequently joinder agreements) with certain existing and new investors, whereby, an aggregate gross amount of $21.5 million, which included the conversion of certain loans (as detailed in Note 6), was received by Eloxx Limited in exchange for the issuance of 7,136,289 shares of Series C preferred stock with a par value of $0.01 with the initial closing, of which 39,293 shares were issued as a result of the anti-dilution effect of the Reverse Merger. The related issuance costs of $0.6 million were recorded in the three and six months ended June 30, 2017. All outstanding shares of Series C preferred stock were converted to common stock upon closing of the Reverse Merger.

In connection with the 2017 SPA, the Company granted 142,524 warrants to purchase 142,524 shares of Series C preferred stock to certain service providers as finder fee compensation.

Upon the closing of the Reverse Merger, the Company issued 6,333,333 shares of common stock related to the closing of the 2017 SPA with a par value of $0.01 for an aggregate gross amount of $17.5 million. Additionally, Sevion raised $1.5 million prior to the Reverse Merger. The related issuance costs recorded in the three and six months ended June 30, 2018 for these transactions was $0.5 million.

Warrants

Transactions related to warrants to purchase the Company’s common stock during the period ended June 30, 2018, were as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life
Warrants outstanding at December 31, 2017	480,049	$3.97	4.24
Exercised	(64,374)	0.08
Forfeited	(68,434)	8.00
Warrants outstanding at June 30, 2018	347,241	$3.77	4.40
Warrants exercisable at June 30,2018	347,241	$3.77	4.40

10. Stock-Based Compensation

Prior to April 20, 2018, the Company had two equity compensation plans; the Sevion 2008 Incentive Compensation Plan (the “2008 Plan”) and the Eloxx Limited 2013 Share Ownership and Option Plan (the “2013 Plan”). On April 20, 2018, the Company’s 2018 Equity Incentive Plan (the “2018 Plan”) became effective. All of the plans are explained in detail below.

The 2018 Equity Incentive Plan

On March 12, 2018, our Board of Directors (the “Board”) adopted the 2018 Plan which was subsequently approved by our stockholders on March 26, 2018. On April 20, 2018, the 2018 Plan became effective and the Company ceased granting awards under each of the 2008 Plan and the 2013 Plan (the “Prior Plans”).

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

The 2018 Plan became effective on April 20, 2018, with the outstanding awards and shares available for future grants under the Prior Plans being assumed by the 2018 Plan and the total number of shares available for awards to employees, non-employee directors and other key personnel increased by 5,000,000 shares. As of June 30, 2018, there were 3,765,654 shares available for future grant under the 2018 Plan, which represents approximately 11% of the Company’s outstanding common equity.

The 2008 Incentive Compensation Plan

In December 2008, the Company adopted the 2008 Incentive Compensation Plan (the “2008 Plan”), which provided for the grant of stock options, stock grants and stock purchase rights to certain designated employees and certain other persons performing services for the Company, as designated by the Company’s Board of Directors. Upon effectiveness of the 2018 Plan, all outstanding awards and all shares available for issuance in the 2008 Plan were incorporated into the 2018 Plan.

The 2013 Share Ownership and Option Plan

In December 2013, Eloxx Limited’s Board of Directors adopted the 2013 Plan in accordance with section 102 and 3(i) of the Israeli Income Tax Ordinance (the “2013 Plan”). Under the 2013 Plan, options to purchase ordinary shares of Eloxx Limited or ordinary shares of Eloxx Limited may be granted to employees, officers, directors, service providers and consultants of Eloxx Limited. Upon effectiveness of the 2018 Plan, all outstanding awards and all shares available for issuance in the 2013 Plan were incorporated into the 2018 Plan.

Summary of Option Activity

Transactions related to the grant of options to employees and directors during the period ended June 30, 2018 were as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
Options outstanding at December 31, 2017	3,215,661	$4.91	7.70	$15,174,026
Granted	1,470,141	18.44
Exercised	(667,130)	0.13
Forfeited	(148,435)	4.69
Options outstanding at June 30, 2018	3,870,237	$10.66	8.70	$28,689,787
Options exercisable at June 30,2018	1,275,487	$10.72	6.90	$16,685,166

(1)	Includes 141,389 option grant to a director at $23.27 per share which fully vested on the grant date.

The aggregate intrinsic value represents the total intrinsic value (the difference between the deemed fair value of the Company’s Common Stock as of June 30, 2018, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2018. This amount is impacted by the changes in the fair value of the Company’s shares.

The weighted average grant date fair value of the options granted during the period ended June 30, 2018, was $11.59.

Summary of Restricted Stock Unit Activity

Transactions related to the grant of restricted stock units to employees and directors during the period ended June 30, 2018 were as follows:

	Shares	Weighted average grant date fair value price
Unvested at December 31, 2017	663,212	$8.00
Granted	207,852	15.03
Vested	—	—
Forfeited	—	—
Unvested at June 30, 2018	871,064	$9.68

The total equity-based compensation expense related to all of the Company’s equity-based awards were recognized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$329	$6	$411	$12
General and administrative	5,849	5	6,502	9
Total stock-based compensation expenses	$6,178	$11	$6,913	$21

On January 15,2018, the Company issued an award outside of the 2008 Plan and 2013 Plan to an employee of the Company in the form of an option to purchase 69,000 shares of the Company’s common stock with an exercise price per share equal to $6.65. Subject to continued service through the vesting date, one-sixteenth of the awards will vest on each quarterly anniversary of the grant date. As of June 30, 2018, 732,212 options to purchase the Company’s stock and 663,212 restricted share units that were issued outside of the 2008 Plan and 2013 Plan were outstanding.

On June 15, 2018, the Company issued a fully vested stock award to a director of 141,389 shares at $23.27.

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

In accordance with ASC 740-270, Income Taxes – Interim Reporting, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and apply that rate to year-to-date ordinary income or loss. The resulting tax expense (or benefit) is adjusted for the tax effect of specific events, if any, required to be discretely recognized in the interim period as they occur. For the six months ended June 30, 2018 and 2017, the Company recorded zero and immaterial tax expense (or benefit), respectively, attributable to the operations of a U.S. subsidiary which files income tax returns on a stand-alone basis. The Company has not recorded net deferred tax assets as of June 30, 2018, or December 31, 2017, because it maintained a full valuation allowance against all material deferred tax assets, and management has determined that it is more likely than not, that the Company will be unable to realize those future benefits. The Company’s effective tax rate differs from the statutory rates of 21% and 34% as of June 30, 2018 and 2017, respectively, due to losses for which no future benefit is expected. As of June 30, 2018, and December 31, 2017, the Company had no uncertain tax positions recorded in its consolidated balance sheets.

After the enactment of the Tax Act, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In our financial statements for the period ended December 31, 2017, we calculated an estimate of the impact of the Tax Act related to the remeasurement of our net U.S. deferred tax asset due to the change in U.S. federal corporate income tax rate. The provisional amount recorded was deferred tax expense of $10.2 million, but which was fully and equally offset by a deferred tax benefit related to a corresponding reduction in our valuation allowance. The Company has not adjusted the provisional amount in these financial statements for the period ended June 30, 2018, but we expect to complete this analysis within the one-year measurement period provided by SAB 118.

12. Net Loss Per Share

The loss and the weighted average number of shares used in computing basic and diluted net loss per share for the periods, is as follows (amounts in thousands, except share numbers):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Numerator:
Net loss	$13,406	$3,878	$21,997	$6,556
Dividends accumulated for the period(1)	—	483	—	867
Net loss available to stockholders of Common Stock	$13,406	$4,361	$21,997	$7,423
Denominator:
Shares used in computing net loss per share of Common Stock, basic and diluted(2)	31,839,303	4,205,277	29,695,430	4,205,277
Net loss per share of Common Stock, basic and diluted	$0.42	$1.04	$0.74	$1.77

(1)

The net loss used for the computation of basic and diluted net loss per share include 8% per share per annum compounded annually which was related to distributions for preferred stockholders of Eloxx Limited. On December 19, 2017, in conjunction with the Reverse Merger all preferred shares were converted to common shares.

(2)	The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as their effect would be anti-dilutive:

	Six months ended June 30,
	2018	2017
Options to purchase common stock	3,870,237	1,873,809
Restricted stock units	871,064	—
Warrants	347,241	5,282,794
Preferred stock	—	13,415,116
Total potential common stock equivalents	5,088,542	20,571,719

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

Reverse Merger

On December 19, 2017, Sevion Therapeutics, Inc. (“Sevion”) acquired Eloxx Pharmaceuticals, Limited (“Eloxx Limited”) pursuant to a merger between the companies (the “Transaction” or “Reverse Merger”). Upon consummation of the Transaction (the “Closing”), Sevion adopted the business plan of Eloxx Limited and discontinued the pursuit of Sevion’s business plan. In connection with the Transaction, Sevion acquired all of the outstanding capital stock of Eloxx Limited in exchange for the issuance of an aggregate 20,316,656 shares of Sevion’s common stock, par value $0.01 per share (the “Common Stock”), after giving effect to a 1-for-20 reverse split effected immediately prior to the Transaction. As a result of the Transaction, Eloxx Limited became a wholly-owned subsidiary of Sevion. While Sevion was the legal acquirer in the transaction, Eloxx Limited was deemed the accounting acquirer. Immediately after giving effect to the Transaction, on December 19, 2017, Sevion changed its name to Eloxx Pharmaceuticals, Inc. (collectively “we”, “our”, “us”, “Eloxx” or the “Company”).

These interim unaudited consolidated financial statements of the Company reflect the operations of the acquirer for accounting purposes together with a deemed issuance of shares, equivalent to the shares held by the former stockholders of the legal acquirer and a recapitalization at the equity of the accounting acquirer. The annual consolidated financial statements include the accounts of the Company since the effective date of the reverse capitalization and the accounts of Eloxx Limited since inception.

Company Overview

We are a clinical-stage biopharmaceutical company developing novel ribonucleic acid (RNA)-modulating drug candidates (designed to be eukaryotic ribosomal selective glycosides, (“ERSG”)) that are designed to treat rare and ultra-rare premature stop codon diseases. Premature stop codons are point mutations that disrupt protein synthesis from messenger RNA. As a consequence, patients with premature stop codon diseases have reduced or eliminated protein production from the mutation bearing allele accounting for some of the most severe phenotypes in these genetic diseases. These premature stop codons have been identified in over 1,800 rare and ultra-rare diseases. Read-through therapeutic development is focused on extending mRNA (messenger RNA) half-life and increasing protein synthesis by enabling the cytoplasmic ribosome to read-through premature stop codons to produce full-length proteins. Eloxx’s lead investigational drug product candidate, ELX-02, is a small molecule designed to restore production of full-length functional proteins. Eloxx’s preclinical candidate pool consists of a library of novel drug candidates designed to be eukaryotic ribosomal selective glycosides identified based on read-through potential. ELX-02 is in the early stages of clinical development focusing on cystic fibrosis and cystinosis. ELX-02 is an investigational drug that has not been approved by any global regulatory body.

Our research and development strategy is to target rare or ultra-rare diseases where a high unmet medical need, nonsense mutation bearing, patient population has been identified, there are established preclinical read-through or personalized medicine experiments that are predictive of clinical activity, and a definable path for Orphan Drug development, regulatory approval, patient access and commercialization. We believe patient advocacy to be an important element of patient focused drug development and seek opportunities to collaborate with patient advocacy groups throughout the discovery and development process. Our current clinical focus is on cystic fibrosis (or “CF”) and cystinosis where we are advancing our lead drug product candidate, ELX-02.

We intend to be the global leader in the application of the science of translational read-through and the associated pathway of nonsense mediated messenger ribonucleic acid (“mRNA”) decay. We believe that expanding our expertise across these basic science areas of mRNA regulation, ribosomal function, and protein translation forms a solid foundation to support our discovery and development activities. Our ERSG compounds modulate the activity of the ribosome, a complex of RNAs and proteins, and therefore, a ribonucleoprotein, responsible for protein production, a process also known as translation. These novel small molecule compounds are designed to allow the ribosome to read-through a nonsense mutation in mRNA (which is transcribed from the DNA sequence), to restore the translation process to produce full length, functional proteins and increase the amount of mRNA that would otherwise be degraded as part of a cellular process called nonsense mediated mRNA decay. As our ERSG compounds target the general mechanism for protein production in the cell, we believe they have the potential to treat hundreds of genetic diseases where nonsense mutations have impaired gene function. Our subcutaneously injected small molecules have the potential to be self-administered and to be active at most tissue locations across the body.

We believe that our library of related novel small molecules hold the potential to be disease-modifying therapies that may change the course of hundreds of genetic diseases and improve the lives of patients. Our early preclinical data in animal models of nonsense mutations suggests that drug product candidates from our read-through compound library may have potential beneficial effects for the following diseases: cystic fibrosis, cystinosis, mucopolysaccharidosis type 1, Duchenne muscular dystrophy and Rett syndrome, and have demonstrated the potential for beneficial effects in multiple organs such as the brain, kidney, muscles and others. We intend to advance one or more additional molecules from our drug product candidate library toward clinical development by initiating the required investigational new drug (“IND”)-enabling studies in 2018.

Currently our lead program, ELX-02, is focused on development for cystic fibrosis and cystinosis patients with diagnosed nonsense mutations. To advance the program, we have held pre-clinical trial application (CTA) discussions with the Federal Agency for Medicines and Health Products (the “FAMHP”) in Brussels, Belgium and pre-IND discussions with the U.S. Food and Drug Administration (the “FDA”) for cystic fibrosis and cystinosis, respectively. Our CTA has been approved by the FAMHP and our IND is now open in the U.S. We expect to initiate Phase 2 studies in cystic fibrosis and cystinosis in 2018.

As part of our clinical program, we have completed a Phase 1 single ascending dose (“SAD”) study in a total of 60 healthy volunteers at sites in Israel (ClinicalTrials.gov Identifier: NCT02807961) and Belgium (ClinicalTrials.gov Identifier: NCT03292302). Currently ongoing is the Phase 1 multiple ascending dose (“MAD”) study in 45 healthy volunteers in Belgium (ClinicalTrials.gov Identifier: NCT03309605). We have completed the first four cohorts of the MAD study and will begin dosing in the fifth and final cohort. We anticipate that the Phase 1 MAD study will be completed in 2018. The results from the completed Phase 1 SAD study were included in the planned IND and CTA submissions.

We believe there is a significant unmet medical need in the treatment of Cystic Fibrosis patients carrying nonsense mutations on one or both alleles of the Cystic Fibrosis Transmembrane Conductance Regulator (“CFTR”) gene. Cystic fibrosis is the most prevalent genetic disease in the western world and there are no currently approved therapies that target the impairment associated with Class 1 CFTR mutations. We believe that nonsense mutations may impact a similar proportion of patients diagnosed with cystinosis. There are no currently approved therapeutics that target the nonsense mutation mediated impairment of cystinosin, the cystine-selective transport channel in the lysosomal membrane that is attributed as the cause for the accumulation of cystine in this disease state. Given the high proportion of pediatric patients in each of these rare orphan diseases, we intend to apply for relevant Orphan Drug incentives in the US and Europe, including the Rare Pediatric Disease Priority Review Voucher in the U.S.

Currently, the European Medicines Agency (the “EMA”) has designated ELX-02 as an orphan medicine for the treatment of mucopolysaccharidosis type I (“MPS I”), and the FDA has granted orphan drug designation to ELX-02 for the treatment of cystinosis, MPS I, and for the treatment of Rett Syndrome.

We hold worldwide development and commercialization rights to ELX-02 and novel compounds in our read-through library, for all indications, in all territories, under a license from the Technion Research and Development Foundation Ltd. Professor Timor Baasov, the inventor of our compounds, has served as our senior consultant since our inception, and is a member of our Scientific Advisory Board.

On April 30, 2018 the Company completed an underwritten public offering of 5,899,500 shares of common stock of the Company at the public offering price of $9.75 per share. The Company received net proceeds of approximately $53.6 million after deducting underwriting discounts and commissions and estimated offering expenses. As of June 30, 2018, we had cash and cash equivalents of $63.4 million. We expect that our current cash and cash equivalents will be sufficient to fund our current operations to 2020.

Since our inception, we have incurred significant operating losses. Our net losses were $22.0 million and $6.6 million for each of the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $61.0 million. To date, we have financed our operations primarily through equity capital investments, and to a lesser extent, from loans and grants from the Israeli Innovation Authority of the Ministry of Economy and Industry, or the IIA. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it will be many years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

•	advance ELX-02 further into clinical trials;
•	continue the preclinical development of our research programs and advance candidates into clinical trials;
•	identify additional product candidates and advance them into preclinical development;
•	pursue regulatory authorization to conduct clinical trials of additional product candidates;
•	seek marketing approvals for our product candidates that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we obtain marketing approval;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, regulatory, management and scientific personnel;
•	add operational, financial and management information systems and personnel, including personnel to support product development;
•	acquire or in-license other product candidates and technologies; and
•	operate as a public company.

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

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our financial statements presented in this Quarterly Report on Form 10-Q are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K. There have been no material changes to our critical accounting policies through June 30, 2018, from those discussed in our Annual Report on Form 10-K filed with the SEC on March 16, 2018.

Results of Operations

The following table summarizes our results of operations for the periods ended, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$4,150	$2,595	$8,544	$4,950
General and administrative	9,560	584	12,953	861
Reverse merger related expenses	(167)	—	594	—
Total operating expenses	13,543	3,179	22,091	5,811
Loss from operations	(13,543)	(3,179)	(22,091)	(5,811)
Other (income) expense, net	(137)	699	(94)	745
Net loss	$(13,406)	$(3,878)	$(21,997)	$(6,556)

Research and development expenses.

Research and development expenses were $4.2 million for the three months ended June 30, 2018 compared to $2.6 million for the period ended June 30, 2017, an increase of $1.6 million. The increase in research and development expenses was primarily related to fees, incurred to subcontractors, consultants and advisors in connection with research and development of ELX-02 of $1.1 million. Additionally, salaries and other personnel related costs increased by $0.5 million.

Research and development expenses were $8.5 million for the six months ended June 30, 2018, compared to $5.0 million for the period ended June 30, 2017, an increase of $3.5 million. The increase in research and development expenses was primarily related to fees incurred to subcontractors, consultants and advisors in connection with research and development of ELX-02 of $2.5 million. Additionally, salaries and other personnel related costs increased by $0.7 million.

General and administrative expenses.

General and administrative expenses were $9.6 million for the three months ended June 30, 2018, compared to $0.6 million for the period ended June 30, 2017, an increase of $9.0 million. The increase in general and administrative expenses was primarily due to stock-based compensation to a director of $5.0 million, an increase in headcount and related salaries, stock-based compensation, and other personnel related costs of $1.7 million, and professional service fees of $1.6 million.

General and administrative expenses were $13.0 million for the six months ended June 30, 2018, compared to $0.9 million for the period ended June 30, 2017, an increase of $12.1 million. The increase in general and administrative expenses was primarily due to stock-based compensation to a director of $5.0 million, an increase in headcount and related salaries, stock-based compensation, and other personnel related costs of $2.7 million, and professional service fees of $3.6 million.

Reverse merger related expenses.

We recorded a decrease in estimate of $0.2 million in professional service fees for the three months ended June 30, 2018, and $0.6 million in professional service fees for the six months ended June 30, 2018, related to the reverse merger we completed on December 19, 2017.

Other (income) expense, net.

We recorded $0.1 million in other income, net of expense for the three months ended June 30, 2018, compared to $0.7 million in other expense, net of income for the period ended June 30, 2017. The increase of $0.8 million was primarily due to a decrease of debt issuance costs of $0.6 million.

We recorded $0.1 million in other income, net of expense for the six months ended June 30, 2018, compared to $0.7 million in other expense, net of income for the period ended June 30, 2017. The increase of $0.8 million was primarily due to a decrease of debt issuance costs of $0.6 million.

Liquidity and Capital Resources

General

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. Since our inception and through June 30, 2018, we have funded our operations primarily through equity and convertible debt financings in private placements, as described below.

As of June 30, 2018, we had cash and cash equivalents of $63.4 million. On April 30, 2018, the Company completed an underwritten public offering (“2018 Offering”) of 5,899,500 shares of common stock of the Company at the public offering price of $9.75 per share. The Company received net proceeds of approximately $53.6 million after deducting underwriting discounts and commissions and estimated offering expenses. We expect that our cash and cash equivalents will enable us to fund our current operations to 2020.

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

Principal Financing Activities

On April 30, 2018, the Company completed an underwritten public offering of 5,899,500 shares of common stock of the Company at the public offering price of $9.75 per share. The Company received net proceeds of approximately $53.6 million after deducting underwriting discounts and commissions and estimated offering expenses.

On May 22, 2017, Eloxx Limited entered into a Share Purchase Agreement (the “2017 SPA”) (and subsequently joinder agreements) with certain existing and new investors, whereby, an aggregate gross amount of $21.5 million, which included the conversion of the loan as detailed in Note 6, was received by Eloxx Limited in exchange for the issuance of 7,136,289 shares of Series C preferred stock with par value of $0.01 with the initial closing, of which 39,293 shares were issued as a result of the anti-dilution effect of the Reverse Merger. The related issuance costs were $0.6 million.

In connection with the 2017 SPA, the Company granted 142,524 warrants to purchase 142,524 shares of Series C preferred stock to certain service providers as finder fee compensation.

Upon the closing of the Reverse Merger in December 2017, the Company issued 6,333,333 shares of common stock related to the closing of the 2017 SPA with a par value of $0.01 for an aggregate gross amount of $17.5 million. Additionally, Sevion raised $1.5 million prior to the Reverse Merger. The related issuance costs for these transactions was $0.5 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(14,208)	$(5,902)
Net cash used in investing activities	(101)	(96)
Net cash provided by financing activities	53,668	17,169

Operating Activities

During the six months ended June 30, 2018, the net cash used in operating activities was $14.2 million, primarily driven by our net loss of $22.0 million, partially offset by non-cash charges of $6.9 million related to stock-based compensation, and $0.8 million related to changes in working capital.

During the six months ended June 30, 2017, the net cash used in operating activities was $5.9 million, primarily driven by our net loss of $6.6 million, partially offset by the amortization and revaluation of the embedded conversion feature of $0.6 million.

Investing Activities

During the six months ended June 30, 2018, the net cash used in investing activities was $0.1 million, primarily driven by the purchase of property and equipment.

During the six months ended June 30, 2017, the net cash used in investing activities was $0.1 million, primarily driven by the purchase of property and equipment.

Financing Activities

During the six months ended June 30, 2018, the net cash provided by financing activities was $53.7 million, primarily due to the net proceeds from the 2018 Offering of $53.6 million, and $0.1 million of proceeds from share based compensation arrangements.

During the six months ended June 30, 2017, the net cash provided by financing activities was $17.2 million, resulting from the proceeds from the issuance of Series C preferred stock of $14.7 million and the convertible loan and financial derivative into the Series C preferred stock of $2.5 million.

Technion Research and Development Foundation Limited (“TRDF”) Agreement

On August 29, 2013, the Company entered into an agreement (“Technion Agreement”) with TRDF, with respect to certain technology relating to aminoglycosides and the redesign of aminoglycosides for the treatment of human genetic diseases caused by premature stop mutations and further results of the research of the technology, in order to develop and commercialize products based on such technology. Under the Techion Agreement, TRDF is obligated to provide the Company with research services for an estimated annual payment of $0.1 million, the precise amount to be agreed by the parties prior to the beginning of each year of the research period. During the periods ended June 30, 2018 and 2017, the Company recorded general and administrative expenses amounting to zero and $7,000, respectively, in relation to the TRDF reimbursement for the preparation, filing, prosecution and maintenance of TRDF patents rights related to Eloxx Limited. For the periods ended June 30, 2018 and 2017, the Company did not record any research and development expenses in relation to the Technion Agreement. As of June 30, 2018 and December 31, 2017, amounts recorded in accrued expenses were zero and $25,000, respectively.

In addition, TRDF granted the Company a license to use, market, sell or sub-license the rights of the product developed under the TRDF research results (the “Licensed Product”), as fully defined in the Technion Agreement, for the following considerations: (a) milestone payments, to be transferred upon meeting certain milestones as defined in the Technion Agreement, up to total consideration of $6.1 million; (b) certain royalties on a low- to mid- single-digit percentage of net sales (subject to change in the case of (x) sublicensing to a big pharmaceutical or biotechnology company, or (y) payment of royalties to third parties, or (z) commercialization by a third party of an authorized generic to a licensed product), for a period until the later of (i) the expiration of a valid claim on the Licensed Product in each country the Licensed Product is sold to, or (ii) a certain amount of years from the date of the first commercial sale of the Licensed Product in such country, and (c) a low- to mid- double-digit percentage of any non-royalty sub-license income received by the Company from a sub-licensed entity. In addition, the Company will be required to pay a fee to TRDF upon an exit event as described in the Technion Agreement.

On August 9, 2017, the Company received a legal claims letter from TRDF regarding TRDF’s alleged entitlement to an exit fee in accordance with the Technion Agreement. The Company recorded a $3.4 million research and development expense with an offsetting adjustment to additional paid-in capital for the year ended December 31, 2017, related to the planned issuance of these shares at fair market value on the date of the exit event. On June 13, 2018, the Company issued 569,395 shares to TRDF in satisfaction of this claim.

Contractual Obligations

There have been no material changes to our contractual obligations during the six months ended June 30, 2018. Please refer to our contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

As of June 30, 2018, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2018, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may not have fully anticipated the extent of the risks associated with the recent reverse merger between Sevion and Eloxx Limited. After the reverse merger, Sevion’s historic business was discontinued, but prior to the transaction Sevion had a long operating history. As a consequence, we may be subject to claims, demands for payment, regulatory issues, costs and liabilities that were not and are not currently expected or anticipated. Notwithstanding our exercise of due diligence pre-transaction and risk mitigation strategies post-transaction, the risks involved with taking over a business with a long operating history and the costs and liabilities associated with these risks may be greater than we anticipate. Further, we do not have rights of indemnification against the pre-transaction stockholders of Sevion. We may not be able to contain or control the costs or liabilities associated with Sevion’s historic business, which could materially and adversely affect our business, liquidity, capital resources or results of operation, and may divert management’s time and attention from conducting the business of the Company.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant operating losses since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or maintain profitability.

Since our inception, we have incurred significant operating losses. Our net loss was $22.0 million and $6.6 million for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, we had an accumulated deficit of $61.0 million. Recently, on April 30, 2018, we completed an underwritten public offering of 5,899,500 shares of our common stock at a price to the public of $9.75 per share, including 769,500 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares, or the Public Offering. The gross proceeds from the Public Offering were approximately $53.6 million, before deducting the underwriting discounts and commissions and offering expenses. Historically, we have financed our operations primarily through equity capital investments, and to a lesser extent from loans and grants from the Israeli Innovation Authority of the Ministry of Economy and Industry, or the IIA. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it will be many years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. Although we recently completed the Public Offering, we expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

•	advance ELX-02 further into clinical trials;
•	continue the preclinical development of our research programs and advance candidates into clinical trials;

•	identify additional product candidates and advance them into preclinical development;
•	pursue regulatory authorization to conduct clinical trials of additional product candidates;
•	seek marketing approvals for our product candidates that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we obtain marketing approval;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, regulatory, management and scientific personnel;
•	add operational, financial and management information systems and personnel, including personnel to support product development;
•	acquire or in-license other product candidates and technologies; and
•	operate as a public company.

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue and initiate clinical trials of, and seek marketing approval for ELX-02, and as we become obligated to make milestone payments pursuant to our outstanding license agreements. In addition, if we obtain marketing approval for any of our current or future product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution of the approved product. Our future capital requirements will depend on many factors, including:

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

Identifying potential product candidates and conducting preclinical studies and clinical trials are time consuming, expensive and uncertain processes that take years to complete, and we may never generate the necessary data or results required to obtain marketing approval or achieve product sales for any of our current or future product candidates. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenue, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if at all.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity and debt financings, as well as entering into new collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and may be secured by all or a portion of our assets. If we raise funds by entering into new collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or through collaborations, strategic alliances or licensing arrangements when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Risks Related to Drug Discovery, Development, Regulatory Approval and Commercialization

We depend heavily on the success of our lead product candidate, ELX-02. If ELX-02 fails during development or suffers any material delays, it may adversely impact the commercial viability of ELX-02 and our business.

We currently have no products approved for sale. To date, we have invested substantially all of our efforts and financial resources in the research and development of ELX-02, which is currently our only product candidate in clinical development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals, and successfully commercializing ELX-02 and any future product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our therapeutic product candidates, we or a collaborator must conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. The clinical trials, manufacturing and marketing of ELX-02, and any future product candidates, will be subject to extensive and rigorous review and regulation by numerous governmental authorities in the United States, the European Union and other jurisdictions where we intend to test and, if approved, market our current and future product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical studies and clinical trials that the product candidate is safe and effective for use in each target indication, and potentially in specific patient populations, including the pediatric population. This process can take many years and may include post-marketing studies and surveillance, which would require the expenditure of substantial resources. Of the large number of drugs in development for approval in the United States and the European Union, only a small percentage successfully complete the FDA or EMA regulatory approval processes and are commercialized. Accordingly, even if we are able to obtain the requisite financing to continue to fund our research, development and clinical programs, we cannot assure you that ELX-02 or any of our future product candidates will be successfully developed or commercialized.

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

The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value, including for example, gifts, discounts, the furnishing of supplies or equipment, credit arrangements, payments of cash, waivers of co-payments and deductibles, ownership interests and providing anything at less than its fair market value. The reach of the Anti-Kickback Statute was also broadened by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or the PPACA, which, among other things, amends the intent requirement of the federal Anti-Kickback Statute and the applicable criminal healthcare fraud statutes. Pursuant to the amendment, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act (discussed below) or the civil monetary penalties statute, which imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. Penalties for violations of the federal Anti-Kickback Statute include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other state or federal healthcare programs. Many states have also adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs.

The federal False Claims Act imposes liability on any person who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The “qui tam” provisions of the False Claims Act allow a private individual to bring civil actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In addition, various states have enacted false claims laws analogous to the False Claims Act. Many of these state laws apply where a claim is submitted to any third-party payer and not merely a federal healthcare program. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties up to $11,000 for each separate false claim.

The Health Insurance Portability and Accountability Act of 1996 (HIPAA) created several new federal crimes, including health care fraud, and false statements relating to health care matters. The health care fraud statute prohibits knowingly and willfully executing a scheme to defraud any health care benefit program, including private third-party payers. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services.

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

Positive results from our preclinical testing of ELX-02 in vitro and in vivo may not necessarily be predictive of the results from our planned clinical trials in humans. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials after achieving positive results in preclinical and in vitro and in vivo studies, and we, or the third parties whose product candidates we expect to be co-administered with ELX-02, may face similar setbacks. Preclinical and clinical data are often susceptible to varying interpretations and analyses, and the FDA or EMA or other regulatory agencies may require changes to our protocols or other aspects of our clinical trials or require additional studies. Additionally, many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA or EMA approval. If we fail to secure positive results from our clinical trials of ELX-02 or regulatory agencies require us to undertake significant additional studies as a result of our data, the development timeline, regulatory approval and commercialization prospects for our lead product candidate, and, correspondingly, our business and financial prospects, would be materially adversely affected, which may result in termination of development activities, the inability to raise additional needed capital and/or a precipitous decline in our stock price, as well as impair our ability to enter into collaboration arrangements or damage existing strategic partnerships.

Our product candidates, including ELX-02, may cause adverse events or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.

Undesirable side effects caused by our product candidates, such as ELX-02, could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. It is possible that, during the course of the clinical development of ELX-02, results of our clinical trials could reveal an unacceptable severity and prevalence of side effects. For example, in preclinical testing of ELX-02, we observed renal toxicities in the animals we tested following administration of this compound at doses in excess of the doses we expect to administer in our clinical trials. As a result of this or any other side effects, our clinical trials could be suspended or terminated or not even allowed to commence, and the FDA or comparable foreign regulatory authorities could order us to cease further development, or deny approval, of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims.

Additionally if one or more of our product candidates receive marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw approvals of such product or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy;
•	regulatory authorities may require additional labeling, such as additional warnings or contraindications, which may negatively impact sales;
•	we may be required to change the way the product is administered or to conduct additional clinical studies;
•	we could be sued and held liable for harm caused to patients; and
•	our reputation may suffer.

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

Failure or delay in the commencement or completion of our clinical trials may be caused by several factors, including:

•	slower than expected rates of patient recruitment, particularly with respect to trials of rare diseases such as nonsense mutation cystic fibrosis;
•	determination of dosing levels and corresponding effect analysis;
•	unforeseen safety issues;
•	lack of effectiveness during clinical trials;
•	inability to monitor patients adequately during or after treatment;
•	inability or unwillingness of medical investigators and institutional review boards to follow our clinical protocols; and
•	lack of sufficient funding to finance the clinical trials.

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

Because our clinical trials depend upon third-party researchers, scientists and consultants, the results of our clinical trials and such research activities are subject to delays and other risks that are, to a certain extent, beyond our control, which could impair our clinical development programs and our competitive position.

We depend on independent investigators, consultants, researchers, medical experts, collaborators, chemists, toxicologist and a small number of medical institutions and third-party contract research organizations to assist with our research efforts and conduct our preclinical and clinical trials and related activities. These collaborators, scientists, consultants and other third parties have provided, and we expect that they will continue to provide, valuable advice and service regarding our clinical development programs and product candidates. These collaborators, scientists, consultants and other third parties are not our employees, may have other commitments that would limit their future availability to us and typically will not enter into non-compete agreements with us. We cannot control the amount or timing of resources that they devote to our preclinical and or clinical development programs and they may not assign as great a priority to our preclinical or clinical development programs or pursue them as diligently as we would if we were undertaking such programs directly. If outside collaborators fail to devote sufficient time and resources to our preclinical and clinical development programs, or if their performance is substandard, the authorization of investigational new drugs (“INDs”) and pre-clinical trial applications (“CTAs”) and the approval of anticipated new drug applications (“NDAs”) and other marketing applications, and our introduction of new drugs, if any, may be delayed, which could impair our clinical development programs and would have a material adverse effect on our business and results of operations. These collaborators may also have relationships with other commercial entities, some of whom may compete with us and we may be unable to prevent them from establishing competing businesses or developing competing products.

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

In addition to the approval requirements, other numerous and pervasive regulatory requirements apply, both before and after approval of our product candidates, to us, our product candidates, and our suppliers, contract manufacturers, and contract laboratories, and our clinical trial sites and clinical trial researchers including requirements related to testing, manufacturing, quality control, labeling, advertising, promotion, distribution, exporting product materials, reporting to the FDA of certain adverse experiences associated with use of the product candidate, and obtaining additional approvals for certain modifications to the product candidate or its labeling or claims.

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

We need FDA approval to commercialize our product candidates in the United States, EMA approval to commercialize our product candidates in the European Union and approvals from other foreign regulatory authorities to commercialize our product candidates elsewhere in the world. In order to obtain FDA approval of any of our product candidates, we must submit to the FDA an NDA demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as preclinical studies, as well as human tests, which are referred to as clinical trials. In the European Union, we must submit a Marketing Authorization Application, or MAA, to the EMA. Satisfaction of the FDA’s, the EMA’s and other foreign regulatory authorities’ regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. Even if we comply with all the requests of regulatory authorities, they may ultimately reject the marketing applications that we file for our product candidates, or we might not obtain regulatory clearance in a timely manner. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced or late-stage clinical trials, even after obtaining promising earlier trial results or preliminary findings or other comparable results for such clinical trials. Further, even if favorable testing data is generated during the clinical trials of a product candidate, the applicable regulatory authority may not accept or approve the marketing application filed by a pharmaceutical or biotechnology company for the product candidate. Failure to obtain approval of the FDA, EMA or comparable foreign regulatory authorities of any of our product candidates in a timely manner, if at all, will severely undermine our business, financial condition and results of operation by reducing our potential marketable products and our ability to generate corresponding product revenues.

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

Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. Similarly, in Europe, a medicinal product may receive orphan designation under Article 3 of Regulation (EC) 141/2000. This applies to products that are intended for a life-threatening or chronically debilitating condition and either the condition affects no more than five in 10,000 persons in the European Union when the application is made or the product, without the benefits derived from orphan status, would unlikely generate sufficient return in the European Union to justify the necessary investment. Moreover, in order to obtain orphan designation in the European Union, it is necessary to demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition authorized for marketing in the European Union, or if such a method exists, that the product will be of significant benefit to those affected by the condition.

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

We compete with fully integrated biopharmaceutical companies and smaller biopharmaceutical companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Our product candidates will have to compete with existing therapies and potential therapies under development by our competitors. In addition, our commercial opportunities may be reduced or eliminated if our competitors develop and market products that are less expensive, more effective or safer than our product candidates. Other companies have product candidates in various stages of preclinical or clinical development to treat diseases for which we are also seeking to develop product candidates. Some of these potential competing drugs are further advanced in development than our product candidates and may be commercialized earlier. Even if we are successful in developing effective drugs, our products may not compete successfully with products produced by our competitors.

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

A key element of our strategy is to develop and commercialize a portfolio of new products. We seek to do so through our internal research programs and strategic collaborations for the development of new products. Research programs to identify new product candidates require substantial technical, financial and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including:

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

The trading market for our common stock is influenced by the research and reports that securities or industry analysts publish. As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and Nasdaq stock market rules. The requirements of these rules and regulations have increased and will continue to significantly increase our legal and financial compliance costs, including costs associated with the hiring of additional personnel, making some activities more difficult, time-consuming or costly, and may also place undue strain on our personnel, systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition.

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

Various rules and regulations applicable to public companies make it more difficult and more expensive for us to maintain directors’ and officers’ liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage. If we are unable to maintain adequate directors’ and officers’ liability insurance, our ability to recruit and retain qualified officers and directors, especially those directors who may be deemed independent for purposes of the Nasdaq stock market rules, will be significantly curtailed.

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

We operate in many jurisdictions in a highly regulated industry and we could be subject to litigation, government investigation and enforcement actions on a variety of matters in the U.S. or foreign jurisdictions, including, without limitation, intellectual property, regulatory, product liability, environmental, whistleblower, Qui Tam, false claims, privacy, anti-kickback, anti-bribery, securities, commercial, employment, and other claims and legal proceedings which may arise from conducting our business. Any of these actions or proceedings may result in significant costs, fines, penalties or imposition of burdensome restrictions on the Company, any of which could have a material adverse effect on our financial condition and result of operations.

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

As of June 30, 2018, we had U.S. federal and state NOL carryforwards of $77.2 million and $27.4 million, respectively, and federal research tax credit carryforwards of $0.7 million. Our U.S. net operating loss carryforwards will begin to expire, if not utilized, beginning in 2019 through 2037, and the research tax credits will expire beginning in 2027 through 2037.

In general, under Section 382 of the United States Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-ownership change NOLs to offset future taxable income. We may have experienced ownership changes in the past, including in connection with the Reverse Merger of Sevion Therapeutics, Inc. on December 19, 2017 at which time our pre-change U.S. federal NOL carryforward was $77.1 million and research tax credit was $0.7 million. We may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. Although we have not completed our analysis, it is reasonably possible that our federal NOLs available to offset future taxable income could materially decrease. This reduction will be offset by an adjustment to the existing valuation allowance for an equal and offsetting amount. Additionally, our state NOLs available to offset future state income could similarly decrease which would also be offset by an equal and offsetting adjustment to the existing valuation allowance. Given the offsetting adjustments to the existing valuation allowance, any ownership change is not expected to have an adverse material effect on our Consolidated Financial Statements. Finally, as of June 30, 2018, we had Israeli NOL carryforwards of $24.9 million, which carryforward indefinitely.

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

In May 2016, the European Union formally adopted the General Data Protection Regulation, which apply to all EU member states as of May 25, 2018 and replaces the current EU Data Protection Directive. The regulation introduces new data protection requirements in the European Union and substantial fines for breaches of the data protection rules. It will increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new EU data protection rules.

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

As of June 30, 2018, we had 36 pending patent applications. However, the filing of a patent application does not mean that we will be issued a patent, or that any patent eventually issued will be as broad as requested in the patent application or sufficient to protect our technology. Any modification required to a current patent application may delay the approval of such patent application which would have a material adverse effect on our business, results of operations and financial condition. In addition, there are a number of factors that could cause our patents, if granted, to become invalid or unenforceable or that could cause our patent applications to not be granted, including known or unknown prior art, deficiencies in the patent application or the lack of originality of the technology. Our competitive position and future revenues will depend in part on our ability and the ability of our licensors and collaborators to obtain and maintain patent protection for our product candidates, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties. We have filed U.S. and international patent applications for process patents; however, we cannot predict:

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

Risks Related to Our Operations in Israel

Potential political, economic and military instability in Israel, where our research facilities are located, may adversely affect our results of operations.

Our research offices and lab are located in Israel. Accordingly, political, economic and military conditions in Israel and the surrounding region may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries, and certain militant groups and terrorist organizations. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations and results of operations. Since October 2000, there have been increasing occurrences of terrorist violence in the region. Ongoing and revived hostilities or other Israeli political or economic factors, such as, an interruption of operations at the Tel Aviv airport, could prevent or delay shipments of our compounds or products. If continued or resumed, these hostilities may negatively affect business conditions in Israel in general and our business in particular. In the event that hostilities disrupt the ongoing operation of our facilities or the airports and seaports on which we depend to import and export our supplies and product candidates, our operations may be materially adversely affected.

In addition, since 2010 political uprisings and conflicts in various countries in the Middle East, including Egypt and Syria, are affecting the political stability of those countries and the region in general. It is not clear how this instability will develop and how it will affect the political and security situation in the Middle East. This instability has raised concerns regarding security in the region and the potential for armed conflict. In Syria, a country bordering Israel, a civil war has been in progress for several years. In addition, it is widely believed that Iran, which has previously threatened to attack Israel, has been stepping up its efforts to achieve nuclear capabilities. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza and Hezbollah in Lebanon. Additionally, violent jihadist groups, are involved in hostilities in Iraq and Syria. Although these groups’ activities have not directly affected the political and economic conditions in Israel, a stated purpose is to take control of the Middle East, including Israel. The tension between Israel and Iran and/or these other groups may escalate in the future and turn violent, which could affect the Israeli economy in general and us in particular. Any potential future conflict could also include missile strikes against parts of Israel, including our offices and facilities. Such instability may lead to deterioration in the political and trade relationships that exist between Israel and certain other countries. Any armed conflicts, terrorist activities or political instability in the region could adversely affect business conditions, could harm our results of operations and could make it more difficult for us to raise capital. Parties with whom we do business may sometimes decline to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary in order to meet our business partners face to face. Several countries, principally in the Middle East, still restrict doing business with Israel and Israeli companies, and additional countries may impose restrictions on doing business with Israel and Israeli companies if hostilities in Israel or political instability in the region continues or increases. Similarly, Israeli companies are limited in conducting business with entities from several countries. For instance, in 2008, the Israeli legislature passed a law forbidding any investments in entities that transact business with Iran. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements.

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

Furthermore, in the past, Israel and Israeli companies have been subjected to economic boycotts. Several countries still restrict business with Israel and with Israeli companies. These restrictive laws and policies may have an adverse impact on our operating results, financial conditions or the expansion of our business.

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

Our research and development efforts have been financed, in part, through royalty-bearing grants from the Israel Innovation Authority, or IIA. As of June 30, 2018, we have received the aggregate amount of approximately $2.6 million from the IIA for the development of our technologies. With respect to such grants we are committed to pay certain royalties (including accrued LIBOR interest) up to $2.7 million. We are required to comply with the requirements of the Israeli Encouragement of Research, Development and Technological Innovation in the Industry Law, 5744-1984, as amended, and related regulations, or the Research Law, with respect to these past grants. If we fail to comply with the Research Law, we may be required to refund certain grants previously received and/or to pay interest and penalties and we may become subject to criminal charges.

We have not commenced the payment obligation of the royalties and have a contingent obligation with respect to royalty-bearing participation received or accrued, to include LIBOR interest, in the amount of approximately $2.7 million.

In addition, with respect to such grants we are obligated to pay royalties at a rate of 3% to 6% from the revenues generated from the sale of product (as well as revenue from associated services) developed using the IIA grants.

A recent amendment to the Law for the Encouragement of Research, Development and Technological Innovation in the Industry, 1984-5744, or the R&D Law, mandated the formation of the IIA to replace the Israel Office of the Chief Scientist. Pursuant to this amendment, the IIA may establish new guidelines and promulgate new regulations under the R&D Law. These changes in the structure of the IIA and the R&D Law may affect our existing or future IIA programs and related obligations. At this stage, we cannot predict what changes, if any, the new authority may make.

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

We recently received approval for up-listing to The Nasdaq Global Market, and our common stock began trading on The Nasdaq Global Market on April 26, 2018 under the symbol “ELOX.” In addition, as mentioned above, on April 30, 2018, we completed the Public Offering, which resulted in gross proceeds to us of approximately $57.5 million. The trading price of our common stock has been volatile and may continue to be volatile and subject to wide fluctuations in the future. Many factors could have an impact on our stock price, including fluctuations in our or our competitors’ operating results, clinical trial results or adverse events associated with our product candidates, product development by us or our competitors, changes in laws, including healthcare, regulatory, tax or intellectual property laws, intellectual property developments, acquisitions or other strategic transactions, changes in financial or operational estimates or projections and the perceptions of our investors that we are not performing or meeting expectations. The trading price of the common stock of many biopharmaceutical companies, including ours, has experienced extreme price and volume fluctuations, which have at times been unrelated to the operating performance of the companies whose stocks were affected.

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

As of June 30, 2018, our directors, executive officers, principal stockholders and affiliated entities beneficially own, in the aggregate, approximately 52% of our common stock, giving effect to options, convertible notes and other derivative securities that are held by such persons. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our board of directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control of our Company that may be favored by other stockholders. This could prevent the consummation of transactions favorable to other stockholders, such as a transaction in which stockholders might otherwise receive a premium for their shares over current market prices.

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

Pursuant to the Share Ownership and Option Plan (2013), or the 2013 Plan, the 2008 Equity Incentive Plan, or the 2008 Plan, and together with the 2013 Plan, the Prior Plans, and the 2018 Equity Incentive Plan, or the 2018 Plan, our management is authorized to grant share options and other equity-based awards to our employees, directors and consultants. The 2018 Plan became effective on April 20,2018. As of June 30, 2018, individuals held share options to purchase an aggregate of 3,870,237 shares of common stock. If our board of directors elects to increase the number of shares available for future grant by the maximum amount each year, our stockholders may experience additional dilution, which could cause our share price to fall.

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

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

1.1	Underwriting Agreement by and among Eloxx Pharmaceuticals, Inc., Citigroup Global Markets Inc. Piper Jaffray & Co., dated April 25, 2018.	8-K	001-31326	1.1	April 26, 2018

3.1	Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on January 22, 2007.	10-K	001-31326	3.1	March 16, 2018

3.2	Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on December 13, 2007.	10-K	001-31326	3.2	March 16, 2018

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on September 22, 2009.	10-K	001-31326	3.3	March 16, 2018

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on May 25, 2010.	10-K	001-31326	3.4	March 16, 2018

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation Senesco Technologies, Inc. filed with the State of Delaware on December 22, 2011.	10-K	001-31326	3.5	March 16, 2018

3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on April 1, 2013.	10-K	001-31326	3.6	March 16, 2018

3.7	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on October 16, 2013.	10-K	001-31326	3.7	March 16, 2018

3.8	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on September 29, 2014.	10-K	001-31326	3.8	March 16, 2018

3.9	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on December 19, 2017.	10-K	001-31326	3.9	March 16, 2018

3.10	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on December 19, 2017.	10-K	001-31326	3.10	March 16, 2018

3.11	Amended and Restated Bylaws of the Registrant	10-K	001-31326	3.13	March 16, 2018

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1**	Eloxx Pharmaceuticals, Inc. 2018 Equity Incentive Plan.	8-K	001-31326	10.1	March 30, 2018

10.2**	Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the Eloxx Pharmaceuticals, Inc. 2018 Equity Incentive Plan	8-K	001-31326	10.2	March 30, 2018

10.3**	Form of Restricted Stock Unit Grant Notice for non-Israeli employees.	S-8	333-224860	99.5	May 11, 2018

10.4**	Israeli Sub-Plan under the Eloxx Pharmaceuticals, Inc. 2018 Equity Incentive Plan.	8-K	001-31326	10.3	March 30, 2018

10.5**	Form of Israeli Stock Option Grant Package under the Israeli Sub-Plan under the Eloxx Pharmaceuticals, Inc. 2018 Equity Incentive Plan.	8-K	001-31326	10.4	March 30, 2018

10.6*	Form of Restricted Stock Unit Grant Notice for Israeli employees.

10.7	Amendment to Research and License Agreement, by and among Eloxx Pharmaceuticals, Inc., Eloxx Pharmaceuticals Ltd. and Technion Research & Development Foundation Ltd., dated as of June 13, 2018.	8-K	001-31326	10.1	June 14, 2018

10.8	Lease amendment dated June 21, 2018.	8-K	001-31326	10.1	June 26, 2018

10.9**	Employment Agreement with Dr. Greg Williams dated June 25, 2018.	8-K	001-31326	10.2	June 26, 2018

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

32.1***	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.
***

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
Date: August 9, 2018

	by:	/s/ Robert E. Ward
Robert E. Ward
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2018

	by:	/s/ Gregory Weaver
Gregory Weaver
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)