Form 10-Q
period 2018-09-30
Eloxx Pharmaceuticals, Inc.
filed 2018-11-08
CIK 1035354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

On November 1, 2018, the registrant had 35,124,844 shares of common stock, $0.01 par value per share, outstanding.

ELOXX PHARMACEUTICALS, INC.

PART I. FINANCIAL INFORMATION

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

Item 1. Condensed Consolidated Financial Information

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$55,336	$24,049
Restricted bank deposit	46	102
Prepaid expenses and other current assets	756	355
Total current assets	56,138	24,506
Property and equipment, net	345	278
Other long-term assets	52	—
Total	$56,535	$24,784
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,352	$1,530
Accrued expenses	3,727	1,893
Total current liabilities	5,079	3,423
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value per share, 500,000,000 shares authorized, 35,124,844 and 27,527,738 shares issued at September 30, 2018 and December 31, 2017, respectively	351	274
Common stock in treasury, at cost, 8,385 and 0 shares at September 30, 2018 and December 31, 2017, respectively	(83)	—
Additional paid in capital	123,306	60,047
Accumulated deficit	(72,118)	(38,960)
Total stockholders’ equity	51,456	21,361
Total	$56,535	$24,784

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$5,415	$3,280	$13,959	$8,230
General and administrative	5,945	720	18,898	1,581
Reverse merger related expenses	—	—	594	—
Total operating expenses	11,360	4,000	33,451	9,811
Loss from operations	(11,360)	(4,000)	(33,451)	(9,811)
Other (income) expense, net	(199)	40	(293)	785
Net loss	$(11,161)	$(4,040)	$(33,158)	$(10,596)

Weighted average number of common shares in computing basic and diluted net loss per share	35,005,979	4,208,088	31,485,067	4,206,226
Basic and diluted net loss per share	$(0.32)	$(1.15)	$(1.05)	$(2.92)

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(33,158)	$(10,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	9,608	38
Depreciation	121	24
Loss on disposal	12	—
Amortization and revaluation of discount in respect to convertible loan	—	625
Accrued interest on convertible loan	—	43
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(401)	658
Other assets	(41)	—
Accounts payable	(178)	(740)
Accrued expenses	1,730	280
Net cash used in operating activities	(22,307)	(9,668)
Cash flows from investing activities:
Purchases of property and equipment	(133)	(155)
Proceeds from sale of property and equipment	6	—
Cash paid for long-term deposits	(11)	—
Net cash used in investing activities	(138)	(155)
Cash flows from financing activities:
Proceeds from the underwritten public offering, net of issuance costs	53,573	—
Proceeds from issuance of Series C preferred stock, net of issuance costs	—	18,669
Proceeds from convertible loan and financial derivative into Series C preferred stock	—	2,500
Proceeds from share-based compensation arrangements	103	3
Net cash provided by financing activities	53,676	21,172
Increase in cash and cash equivalents	31,231	11,349
Cash, cash equivalents and restricted cash, beginning of year	24,151	2,250
Cash, cash equivalents and restricted cash, end of period	$55,382	$13,599

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$55,336	$13,538
Restricted cash included in restricted bank deposit	46	61
Total cash, cash equivalents and restricted cash	$55,382	$13,599

Supplemental disclosure of non-cash investing activities
Capital expenditures in liabilities for purchases of property, plant and equipment	$104	$—

Supplemental disclosure of non-cash financing activities
Non-cash acquisition of treasury shares	$83	$—
Conversion of convertible loan into Series C preferred stock	$—	$3,168
Issuance expenses of Series C Preferred Shares	$—	$242

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Nature of the Business

Eloxx Pharmaceuticals, Inc., together with its wholly-owned subsidiary Eloxx Pharmaceuticals, Ltd. (collectively “we,” “our,” “us,” “Eloxx” or the “Company”), is a clinical-stage biopharmaceutical company developing novel ribonucleic acid (RNA)-modulating drug candidates (designed to be eukaryotic ribosomal selective glycosides) that are formulated to treat rare and ultra-rare premature stop codon diseases. Premature stop codons are point mutations that disrupt protein synthesis from messenger RNA. As a consequence, patients with premature stop codon diseases have reduced levels of, or no, critical functional proteins from the mutation bearing allele accounting for some of the most severe phenotypes in these genetic diseases. These premature stop codons have been identified in over 1,800 rare and ultra-rare diseases. Read-through therapeutic development is focused on extending mRNA (messenger RNA) half-life and increasing functional protein synthesis by enabling the cytoplasmic ribosome to read through premature stop codons to produce full-length proteins. Eloxx’s lead investigational product candidate, ELX-02, is a small molecule drug candidate designed to restore production of full-length functional proteins. ELX-02 is in the early stages of clinical development focusing on cystic fibrosis and cystinosis. ELX-02 is an investigational drug that has not been approved by any global regulatory body. Eloxx’s preclinical candidate pool consists of a library of novel drug candidates identified based on read-through potential. Eloxx recently announced a new program focused on rare ocular genetic disorders. Eloxx is headquartered in Waltham, MA, with research and development operations in Rehovot, Israel.

The Company’s research and development strategy is to target rare or ultra-rare diseases where a high unmet medical need, nonsense mutation bearing, patient population has been identified, there are established preclinical read-through or personalized medicine models that are predictive of clinical activity, and a definable path for Orphan Drug development, regulatory approval, patient access and commercialization. The Company believes patient advocacy to be an important element of patient focused drug development and seeks opportunities to collaborate with patient advocacy groups throughout the discovery and development process. The Company’s current clinical focus for its lead investigational drug product candidate, ELX-02, is on cystic fibrosis and cystinosis. The Company has initiated a new program focused on rare inherited retinal disease and is conducting IND enabling studies for several compounds from its library. The Company will identify an additional molecule later this year to advance into clinical development. Eloxx has entered into a multiyear partnership with the Foundation Fighting Blindness (FFB) to support its inherited retinal degenerative disease registry and educational programs. FFB will provide ELX-02 with ongoing R&D consultation and support. The Company believes this partnership has the potential to accelerate Eloxx’s development programs and support patients with ocular disease and a high unmet medical need.

Eloxx Pharmaceuticals Ltd. (“Eloxx Limited”) was incorporated in Israel on September 17, 2013 and was acquired by the Company in a reverse merger described below. The Company focuses its activity on the discovery, development and commercialization of compounds for the treatment of genetic diseases caused by nonsense mutations primarily through a license agreement (the “Technion Agreement”) with the Technion Research and Development Foundation Ltd. (“TRDF”) entered into in 2013. For more information relating to the Technion Agreement, see Note 7 to these unaudited consolidated financial statements.

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

Liquidity

As reflected in the accompanying unaudited consolidated financial statements, the Company has not generated revenue from the sale of any product and does not expect to generate significant revenue unless and until it obtains marketing approval and commercialization of one of its product candidates. As of September 30, 2018, the Company had cash and cash equivalents of $55.3 million, inclusive of net proceeds of $53.6 million received upon the completion of an underwritten public offering of 5,899,500 shares of common stock of the Company at the public offering price of $9.75 per share on April 30, 2018.

The Company expects that its cash and cash equivalents will fund operations to 2020 based on its current operating plans. The Company incurred a loss for the nine months ended September 30, 2018 of $33.2 million and had a negative cash flow from operating activities of $22.3 million during the nine months ended September 30, 2018. The accumulated deficit as of September 30, 2018 was $72.1 million.

Correction of an Immaterial Error

The presentation of reverse merger related expense in the Statement of Operations for the nine-months ended September 30, 2018 includes the effects of the correction of an immaterial error of the amounts of functional operating expenses previously reported for the three months ended March 31, 2018.  The Company assessed the materiality of these errors in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) Topic 1.M, Materiality, codified in ASC Topic 250, Presentation of Financial Statements (“ASC 250”), and concluded that the previously issued unaudited condensed consolidated interim financial statements for the three months ended March 31, 2018 and 2017 were not materially misstated; however, in order to correctly reflect the adjustment as described above in the appropriate period, management has elected to correct the presentation in the Statement of Operations for the nine-months ended September 30, 2018 and will revise the affected previously issued financial statements for the three-months ended March 31, 2018 when such amounts are presented as comparative prior period balances in the Form 10-Q filing for the period ending March 31, 2019. As a result, the revised consolidated financial statements for the nine months ended September 30, 2018 reflect a $0.4 million increase to research and development expense, a $0.9 million increase in general and administrative expense, and a corresponding decrease in reverse merger related expenses of $1.3 million.  This reclassification correction had no impact on net loss or net cash flows for the three months ended March 31, 2018, the three and nine months ended September 30, 2018.

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

2. Summary of Significant Accounting Policies

Basis of presentation and principles of consolidation

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States (“GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted, as permitted by such rules and regulations. These interim consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the interim periods ended September 30, 2018 and 2017.

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

Summary of Accounting Policies

The significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2017, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K. There have been no material changes in the Company’s significant accounting policies during the nine months ended September 30, 2018.

Recent Accounting Pronouncements

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

3. Prepaids and Other Current Assets

Prepaids and other current assets as of September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	As of
	September 30, 2018	December 31, 2017
Prepaid insurance	$208	$242
Other governmental agencies receivables	37	88
Prepaid research and development	165	—
Prepaid other	346	25
	$756	$355

4. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	As of
	September 30, 2018	December 31, 2017
Computers and software	$146	$124
Office furniture and equipment	166	118
Laboratory equipment	—	37
Leasehold improvements	142	53
	454	332
Less: Accumulated depreciation	109	54
Property and equipment, net	$345	$278

Depreciation expense was $75,000, and $11,000 for the three months ended September 30, 2018 and 2017, respectively. Depreciation expense was $121,000, and $24,000 for the nine months ended September 30, 2018 and 2017, respectively.

5. Accrued Expenses

Accrued expenses as of September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	As of
	September 30, 2018	December 31, 2017
Accrued payroll and related expenses	$1,207	$402
Accrued research and development expenses	1,733	704
Accrued professional services	683	787
Accrued other	104	—
	$3,727	$1,893

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

7. Related Parties

On August 29, 2013, the Company entered into the Technion Agreement with TRDF, with respect to certain technology relating to aminoglycosides and the redesign of aminoglycosides for the treatment of human genetic diseases caused by premature stop mutations and further results of the research of the technology, in order to develop and commercialize products based on such technology. Under the Technion Agreement, TRDF is obligated to provide the Company with research services for an estimated annual payment of $0.1 million, the precise amount to be agreed by the parties prior to the beginning of each year of the research period. For the three and nine months ended September 30, 2018, the Company recorded research and development expense of $0.1 million and $0.1 million, respectively, in relation to in relation to reimbursement for the preparation, filing, prosecution and maintenance of TRDF patent rights related to Eloxx Limited. For the three and nine months ended September 30, 2017, the Company recorded general and administrative expenses amounting to $0 and $7,000, respectively, and research and development expenses amounting to $24,000 in relation to the Technion Agreement. As of September 30, 2018 and December 31, 2017, amounts recorded in accrued expenses were $6,000 and $25,000, respectively.

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

Moreover, upon the closing of an Exit Event which is not Initial Public Offering ("IPO"), as defined in the Technion Agreement, TRDF shall be entitled to an amount equal to 3% of all non-refundable, non-contingent consideration, whether in cash or in kind, actually received by the Company and / or its shareholders. Upon the closing of an exit event which is IPO, as defined in the Technion Agreement, TRDF shall be entitled to a number of Ordinary Shares of the Company representing 3% of the Company's outstanding shares on a fully diluted basis immediately prior to the closing of such IPO.

On August 9, 2017 the Company received a legal claims letter from TRDF regarding TRDF’s alleged entitlement to an exit fee in accordance with the Technion Agreement. The Company recorded a $3.4 million research and development expense with an offsetting adjustment to additional paid-in capital for the year ended December 31, 2017 related to the planned issuance of shares to TRDF at fair market value on the purported date of the exit event. On June 13, 2018 the Company issued 569,395 shares to TRDF in satisfaction of this claim.

8. Legal and Other Contingencies

The Company accounts for its contingent liabilities in accordance with ASC Topic 450 “Contingencies”. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. For the periods ended September 30, 2018 and 2017, the Company was not a party to any litigation that is likely to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows. Legal costs incurred in connection with loss contingencies are expensed as incurred.

9. Stockholders’ Equity

For accounting purposes, all common stock, preferred stock, warrants, options to purchase common stock and loss per share amounts have been adjusted to give retroactive effect to the exchange ratio and reverse stock split for all periods presented in these condensed unaudited consolidated financial statements.

Transactions related to stockholders’ equity of the Company during the nine months ended September 30, 2018 were as follows (in thousands, except share amounts):

	Common stock		Additional paid-in	Accumulated	Treasury stock		Total stockholders'
	Shares	Amount	Capital	deficit	Shares	Amount	equity
Balance at December 31, 2017	27,527,738	$274	$60,047	$(38,960)	—	$—	$21,361
Issuance of common stock related to share-based compensation	1,063,837	10	93	—	—	—	103
Issuance of common stock Technion settlement	569,395	6	(6)	—	—	—	—
Issuance of shares upon execution of warrants	64,374	1	51	—	(3,385)	(52)	—
Issuance of shares upon public offering	5,899,500	60	53,018	—	—	—	53,078
Equity component of deferred financing costs of shares upon public offering	—	—	495	—	—	—	495
Repurchase of Common Stock	—	—	—	—	(5,000)	(31)	(31)
Share-based compensation expense related to share-based award	—	—	9,608	—	—	—	9,608
Net loss	—	—	—	(33,158)	—	—	(33,158)
Balance at September 30, 2018	35,124,844	$351	$123,306	$(72,118)	(8,385)	$(83)	$51,456

Preferred and Common Stock

On April 30, 2018, the Company completed an underwritten public offering of 5,899,500 shares of common stock of the Company at the public offering price of $9.75 per share. The Company received net proceeds of approximately $53.6 million after deducting underwriting discounts and commissions and estimated offering expenses.

On May 22, 2017, Eloxx Limited entered into a Share Purchase Agreement (the “2017 SPA”) (and subsequently joinder agreements) with certain existing and new investors, whereby, an aggregate gross amount of $21.5 million, which included the conversion of certain loans (as detailed in Note 6), was received by Eloxx Limited in exchange for the issuance of 7,136,289 shares of Series C preferred stock with a par value of $0.01 with the initial closing, of which 39,293 shares were issued as a result of the anti-dilution effect of the Reverse Merger. The related issuance costs of $0.6 million were recorded in the three and nine months ended September 30, 2017. All outstanding shares of Series C preferred stock were converted to common stock upon closing of the Reverse Merger.

In connection with the 2017 SPA, the Company granted 142,524 warrants to purchase 142,524 shares of Series C preferred stock as fees to certain service providers.

Upon the closing of the Reverse Merger, the Company issued 6,333,333 shares of common stock related to the closing of the 2017 SPA for an aggregate gross amount of $17.5 million. Additionally, Sevion raised $1.5 million prior to the Reverse Merger. The related issuance costs recorded in the three and nine months ended September 30, 2018 for these transactions was zero and $0.5 million, respectively.

Warrants

Transactions related to warrants to purchase the Company’s common stock during the period ended September 30, 2018, were as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life
Warrants outstanding at December 31, 2017	480,049	$3.97	4.24
Exercised	(64,374)	0.80
Forfeited	(68,434)	8.00
Warrants outstanding at September 30, 2018	347,241	$3.77	4.18
Warrants exercisable at September 30,2018	347,241	$3.77	4.18

10. Stock-Based Compensation

Prior to April 20, 2018, the Company had two equity compensation plans; the Sevion 2008 Incentive Compensation Plan (the “2008 Plan”) and the Eloxx Limited 2013 Share Ownership and Option Plan (the “2013 Plan”). On April 20, 2018, the Company’s 2018 Equity Incentive Plan (the “2018 Plan”) became effective. All of the plans are described below.

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

The 2018 Plan became effective on April 20, 2018, with the outstanding awards and shares available for future grants under the Prior Plans being assumed by the 2018 Plan and the total number of shares available for awards to employees, non-employee directors and other key personnel increased by 5,000,000 shares. As of September 30, 2018, there were 3,805,297 shares available for future grant under the 2018 Plan.

The 2008 Incentive Compensation Plan

In December 2008, the Company adopted the 2008 Plan, which provided for the grant of stock options, stock grants and stock purchase rights to certain designated employees and certain other persons performing services for the Company, as designated by the Company’s Board of Directors. Upon effectiveness of the 2018 Plan, the shares available for awards under the 2008 Plan were added to the shares available for issuance under the 2018 Plan.

The 2013 Share Ownership and Option Plan

In December 2013, Eloxx Limited’s Board of Directors adopted the 2013 Plan in accordance with section 102 and 3(i) of the Israeli Income Tax Ordinance. Under the 2013 Plan, options to purchase ordinary shares of Eloxx Limited or ordinary shares of Eloxx Limited may be granted to employees, officers, directors, service providers and consultants of Eloxx Limited. Upon effectiveness of the 2018 Plan, the shares available for award under the 2013 Plan were added to the shares available for issuance under the 2018 Plan.

Summary of Option Activity

Transactions related to the grant of options to employees and directors during the period ended September 30, 2018 were as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
Options outstanding at December 31, 2017	3,215,661	$4.91	7.65	$15,174,026
Granted(1)	1,637,381	18.26
Exercised(1)	(922,524)	0.10
Forfeited	(319,118)	7.82
Options outstanding at September 30, 2018	3,611,400	$11.67	8.72	$28,510,857
Options exercisable at September 30,2018	984,975	$9.54	6.11	$11,573,006
(1)	Includes 141,389 option grant to a director at $23.27 per share which fully vested on the grant date.

The aggregate intrinsic value represents the total intrinsic value (the difference between the deemed fair value of the Company’s Common Stock as of September 30, 2018, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2018. This amount is impacted by the changes in the fair value of the Company’s shares.

The weighted average grant date fair value of the options granted during the period ended September 30, 2018, was $10.97.

Summary of Restricted Stock Unit Activity

Transactions related to the grant of restricted stock units to employees and directors during the period ended September 30, 2018 were as follows:

	Shares	Weighted average grant date fair value price
Unvested at December 31, 2017	663,212	$8.00
Granted	207,852	15.03
Vested	—	—
Forfeited	(103,321)	14.95
Unvested at September 30, 2018	767,743	$8.97

The Company granted 22,427 performance-based options and 22,427 performance-based restricted stock units to an employee during the nine months ended September 30, 2018. The performance-based restricted stock units immediately vest upon the occurrence of the successful completion of a Phase-2B study.  For the three and nine months ending September 30, 2018, the Company recognized $0.1 million of expense associated with these awards granted.

Stock-based compensation relates to options granted to employees, non-employee directors and non-employees, time-based restricted stock units granted to employees and performance-based options and restricted stock units granted to an employee. The total equity-based compensation expense related to all of the Company’s equity-based awards were recognized as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$498	$12	$909	$24
General and administrative	2,197	5	8,699	14
Total stock-based compensation expenses	$2,695	$17	$9,608	$38

On January 15, 2018, the Company issued an award outside of the Prior Plans to an employee of the Company in the form of an option to purchase 69,000 shares of the Company’s common stock with an exercise price per share equal to $6.65. Subject to continued service through the vesting date, one-sixteenth of the awards will vest on each quarterly anniversary of the grant date. As of September 30, 2018, 732,212 options to purchase the Company’s stock and 663,212 restricted share units that were issued outside of the Prior Plans were outstanding.

On June 15, 2018, the Company issued a fully vested stock award to a director of 141,389 shares.

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

In accordance with ASC 740-270, Income Taxes – Interim Reporting, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and apply that rate to year-to-date ordinary income or loss. The resulting tax expense (or benefit) is adjusted for the tax effect of specific events, if any, required to be discretely recognized in the interim period as they occur. For the nine months ended September 30, 2018 and 2017, the Company recorded zero and immaterial tax expense (or benefit), respectively, attributable to the operations of a U.S. subsidiary which files income tax returns on a stand-alone basis. The Company has not recorded net deferred tax assets as of September 30, 2018, or December 31, 2017, because it maintained a full valuation allowance against all material deferred tax assets, and management has determined that it is more likely than not, that the Company will be unable to realize those future benefits. The Company’s effective tax rate differs from the statutory rates of 21% and 34% as of September 30, 2018 and 2017, respectively, due to losses for which no future benefit is expected. As of September 30, 2018, and December 31, 2017, the Company had no uncertain tax positions recorded in its consolidated balance sheets.

After the enactment of the Tax Act, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In its financial statements for the period ended December 31, 2017, the Company calculated an estimate of the impact of the Tax Act related to the remeasurement of our net U.S. deferred tax asset due to the change in U.S. federal corporate income tax rate. The provisional amount recorded was deferred tax expense of $10.2 million, but which was fully and equally offset by a deferred tax benefit related to a corresponding reduction in our valuation allowance. The Company has not adjusted the provisional amount in these financial statements for the period ended September 30, 2018, but it expects to complete this analysis within the one-year measurement period provided by SAB 118.

12. Net Loss Per Share

The loss and the weighted average number of shares used in computing basic and diluted net loss per share for the periods, is as follows (amounts in thousands, except share numbers):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Numerator:
Net loss	$11,161	$4,040	$33,158	$10,596
Dividends accumulated for the period(1)	—	802	—	1,669
Net loss available to stockholders of Common Stock	$11,161	$4,842	$33,158	$12,265
Denominator:
Shares used in computing net loss per share of Common Stock, basic and diluted(2)	35,005,979	4,208,088	31,485,067	4,206,226
Net loss per share of Common Stock, basic and diluted	$0.32	$1.15	$1.05	$2.92
(1)

The net loss used for the computation of basic and diluted net loss per share with respect to 2017 include 8% per share per annum compounded annually which was related to distributions for preferred stockholders of Eloxx Limited. On December 19, 2017, in conjunction with the Reverse Merger all preferred shares were converted to common shares.

(2)	The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as their effect would be anti-dilutive:

	Nine months ended September 30,
	2018	2017
Options to purchase common stock	3,611,400	1,915,887
Restricted stock units	767,743	—
Warrants	347,241	3,779,704
Preferred stock	—	14,735,667
Total potential common stock equivalents	4,726,384	20,431,258

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

The unaudited consolidated financial statements of the Company, included elsewhere in this Quarterly Report on Form 10-Q, reflect the operations of the acquirer for accounting purposes together with a deemed issuance of shares, equivalent to the shares held by the former stockholders of the legal acquirer and a recapitalization at the equity of the accounting acquirer. The annual consolidated financial statements include the accounts of the Company since the effective date of the reverse capitalization and the accounts of Eloxx Limited since inception.

Company Overview

We are a clinical-stage biopharmaceutical company developing novel ribonucleic acid (RNA)-modulating drug candidates (designed to be eukaryotic ribosomal selective glycosides) that are formulated to treat rare and ultra-rare premature stop codon diseases. Premature stop codons are point mutations that disrupt protein synthesis from messenger RNA. As a consequence, patients with premature stop codon diseases have reduced levels of, or no, critical functional proteins from the mutation bearing allele accounting for some of the most severe phenotypes in these genetic diseases. These premature stop codons have been identified in over 1,800 rare and ultra-rare diseases. Read-through therapeutic development is focused on extending mRNA (messenger RNA) half-life and increasing functional protein synthesis by enabling the cytoplasmic ribosome to read-through premature stop codons to produce full-length proteins. Eloxx’s lead investigational drug product candidate, ELX-02, is a small molecule designed to restore production of full-length functional proteins. ELX-02 is in the early stages of clinical development focusing on cystic fibrosis and cystinosis. ELX-02 is an investigational drug that has not been approved by any global regulatory body. Eloxx’s preclinical candidate pool consists of a library of novel drug candidates designed to be eukaryotic ribosomal selective glycosides identified based on read-through potential. Eloxx recently announced a new program focused on rare ocular genetic disorders. Eloxx is headquartered in Waltham, MA, with R&D operations in Rehovot, Israel.

Our research and development strategy is to target rare or ultra-rare diseases where a high unmet medical need, nonsense mutation bearing, patient population has been identified, there are established preclinical read-through or personalized medicine models that are predictive of clinical activity, and a definable path for Orphan Drug development, regulatory approval, patient access and commercialization. We believe patient advocacy to be an important element of patient focused drug development and seek opportunities to collaborate with patient advocacy groups throughout the discovery and development process. Our current clinical focus for our lead investigational drug product candidate, ELX-02, is on cystic fibrosis and cystinosis. We have initiated a new program focused on rare inherited retinal disease and are conducting IND enabling studies for several compounds from our library. We will identify an additional molecule later this year to advance into clinical development. Eloxx has entered into a multiyear partnership with the Foundation Fighting Blindness (FFB) to support our inherited retinal degenerative disease registry and educational programs. FFB will provide ELX-02 with ongoing R&D consultation and support. We believe this partnership has the potential to accelerate Eloxx’s development programs and support patients with ocular disease and a high unmet medical need.

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

We believe that our library of related novel small molecules holds the potential to be disease-modifying therapies that may change the course of hundreds of genetic diseases and improve the lives of patients. Our early preclinical data in in vitro and in vivo models of nonsense mutations suggests that drug product candidates from our read-through compound library may have potential beneficial effects for the following diseases: cystic fibrosis, cystinosis, mucopolysaccharidosis type 1, Duchenne muscular dystrophy, Rett syndrome and a variety of rare ocular genetic diseases. We have demonstrated the potential for beneficial effects in multiple organs such as the brain, kidney, muscles, eye and others.

Currently our lead program, ELX-02, is focused on development for cystic fibrosis and cystinosis patients with diagnosed nonsense mutations. Our pre-clinical trial application (“CTA”) has been approved by the Federal Agency for Medicines and Health Products (the "FAMHP") in Brussels and our IND submitted to the U.S. Food and Drug Administration (the “FDA”) is now open. We expect to initiate Phase 2 studies in cystic fibrosis and cystinosis following completion of our ongoing Phase 1 multiple ascending dose (“MAD”) study and report top line results in 2019.

As part of our clinical program for ELX-02, we have completed a Phase 1 single ascending dose (“SAD”) study in a total of 60 healthy volunteers at sites in Israel (ClinicalTrials.gov Identifier: NCT02807961) and Belgium (ClinicalTrials.gov Identifier: NCT03292302). The results of the SAD study have been submitted for publication. Currently ongoing is the Phase 1 multiple ascending dose (“MAD”) study in Belgium (ClinicalTrials.gov Identifier: NCT03309605). We have completed the first four cohorts of the MAD study and have initiated the fifth cohort.

We have initiated a new program focused on rare ocular genetic disorders and is conducting pre-IND enabling studies for several compounds from our library and will identify an additional molecule later this year to take into clinical development.

We believe there is a significant unmet medical need in the treatment of cystic fibrosis patients carrying nonsense mutations on one or both alleles of the Cystic Fibrosis Transmembrane Conductance Regulator (“CFTR”) gene. Cystic fibrosis is the most prevalent genetic disease in the western world and there are no currently approved therapies that target the impairment associated with Class 1 CFTR mutations. Similarly, in cystinosis, we believe there is also a high unmet medical need as there are no currently approved therapeutics that target the nonsense mutation mediated impairment of cystinosin. Cystinosin is the cystine-selective transport channel in the lysosomal membrane that is attributed as the cause for the accumulation of cystine in this disease state. Given the high proportion of pediatric patients in each of these rare orphan diseases, we intend to apply for relevant Orphan Drug incentives in the US and Europe, including the Rare Pediatric Disease Priority Review Voucher in the U.S.

The European Medicines Agency (the “EMA”) has granted ELX-02 an orphan drug designation for the treatment of cystic fibrosis and mucopolysaccharidosis type I (“MPS I”). The FDA has granted orphan drug designation to ELX-02 for the treatment of cystinosis, MPS I, and for the treatment of Rett Syndrome.

We hold worldwide development and commercialization rights to ELX-02 and novel compounds in our read-through library, for all indications, in all territories, under a license from the Technion Research and Development Foundation Ltd. Professor Timor Baasov, the inventor of our compounds, has served as our senior consultant since our inception.

On April 30, 2018 the Company completed an underwritten public offering of 5,899,500 shares of common stock of the Company at the public offering price of $9.75 per share. The Company received net proceeds of approximately

$53.6 million after deducting underwriting discounts and commissions and estimated offering expenses. As of September 30, 2018, we had cash and cash equivalents of $55.3 million. We expect that our current cash and cash equivalents will be sufficient to fund our current operations to 2020.

Since our inception, we have incurred significant operating losses. Our net losses were $33.2 million and $10.6 million for each of the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $72.1 million. To date, we have financed our operations primarily through equity capital investments, and to a lesser extent, from loans and grants from the Israeli Innovation Authority of the Ministry of Economy and Industry, or the IIA. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it will be many years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our financial statements presented in this Quarterly Report on Form 10-Q are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K. There have been no material changes to our critical accounting policies through September 30, 2018, from those discussed in our Annual Report on Form 10-K filed with the SEC on March 16, 2018.

Results of Operations

The following table summarizes our results of operations for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$5,415	$3,280	$13,959	$8,230
General and administrative	5,945	720	18,898	1,581
Reverse merger related expenses	—	—	594	—
Total operating expenses	11,360	4,000	33,451	9,811
Loss from operations	(11,360)	(4,000)	(33,451)	(9,811)
Other (income) expense, net	(199)	40	(293)	785
Net loss	$(11,161)	$(4,040)	$(33,158)	$(10,596)

Research and development expenses.

Research and development expenses were $5.4 million for the three months ended September 30, 2018 compared to $3.3 million for the period ended September 30, 2017, an increase of $2.1 million. The increase in research and development expenses was primarily related to fees incurred to subcontractors, consultants and advisors in connection with research and development of ELX-02 of $1.6 million. Additionally, salaries and other personnel and occupancy related costs increased by $0.5 million.

Research and development expenses were $14.0 million for the nine months ended September 30, 2018, compared to $8.2 million for the period ended September 30, 2017, an increase of $5.8 million. The increase in research and development expenses was primarily related to fees incurred to subcontractors, consultants and advisors in connection with research and development of ELX-02 of $4.5 million. Additionally, salaries and other personnel and occupancy related costs increased by $1.3 million.

General and administrative expenses.

General and administrative expenses were $5.9 million for the three months ended September 30, 2018, compared to $0.7 million for the period ended September 30, 2017, an increase of $5.2 million. The increase in general and administrative expenses was primarily due to an increase in headcount and related salaries, stock-based compensation, and other personnel related costs of $3.6 million, and professional service fees and other fees of $1.6 million.

General and administrative expenses were $18.9 million for the nine months ended September 30, 2018, compared to $1.6 million for the period ended September 30, 2017, an increase of $17.3 million. The increase in general and administrative expenses was primarily due to stock-based compensation to a director of $5.0 million, an increase in headcount and related salaries, stock-based compensation, and other personnel related costs of $6.3 million, and professional service fees and other fees of $6.0 million.

Reverse merger related expenses.

We recorded professional service fees of $0.6 million for the nine months ended September 30, 2018 related to the reverse merger we completed on December 19, 2017. No professional service fees were recorded during the three months ended September 30, 2018.

Other (income) expense, net.

We recorded $0.2 million in other income, net of expense for the three months ended September 30, 2018, compared to $40,000 in other expense, net of income for the period ended September 30, 2017. The increase of $0.2 million was due to an increase in interest income.

We recorded $0.3 million in other income, net of expense for the nine months ended September 30, 2018, compared to $0.8 million in other expense, net of income for the period ended September 30, 2017. The increase of $1.1 million was primarily due to an increase in interest income of $0.3 million and a $0.8 million decrease in interest expense on debt issuance costs.

Liquidity and Capital Resources

General

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. Since our inception and through September 30, 2018, we have funded our operations primarily through equity and convertible debt financings in private placements, as described below.

As of September 30, 2018, we had cash and cash equivalents of $55.3 million. On April 30, 2018, the Company completed an underwritten public offering (“2018 Offering”) of 5,899,500 shares of common stock of the Company at the public offering price of $9.75 per share. The Company received net proceeds of approximately $53.6 million after deducting underwriting discounts and commissions and estimated offering expenses. We expect that our cash and cash equivalents will enable us to fund our current operations to 2020.

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

On May 22, 2017, Eloxx Limited entered into a Share Purchase Agreement (the “2017 SPA”) (and subsequently joinder agreements) with certain existing and new investors, whereby, an aggregate gross amount of $21.5 million, which included the conversion of the loan as detailed in Note 6 to the unaudited condensed consolidated financial statements contained in this report, was received by Eloxx Limited in exchange for the issuance of 7,136,289 shares of Series C preferred stock with par value of $0.01 with the initial closing, of which 39,293 shares were issued as a result of the anti-dilution effect of the Reverse Merger. The related issuance costs were $0.6 million.

In connection with the 2017 SPA, the Company granted 142,524 warrants to purchase 142,524 shares of Series C preferred stock as fees to certain service providers.

Upon the closing of the Reverse Merger in December 2017, the Company issued 6,333,333 shares of common stock related to the closing of the 2017 SPA with a par value of $0.01 for an aggregate gross amount of $17.5 million. Additionally, Sevion raised $1.5 million prior to the Reverse Merger. The related issuance costs for these transactions was $0.5 million. For more information, see Note 9 to the unaudited condensed consolidated financial statements contained in this report.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(22,307)	$(9,668)
Net cash used in investing activities	(138)	(155)
Net cash provided by financing activities	53,676	21,172

Operating Activities

During the nine months ended September 30, 2018, net cash used in operating activities was $22.3 million, which resulted primarily from our net loss of $33.2 million partially offset by non-cash charges of $9.6 million related to stock-based compensation, $0.1 million of depreciation expense and $1.2 million related to changes in working capital primarily for accounts payables and accrued expenses.

During the nine months ended September 30, 2017, the net cash used in operating activities was $9.7 million, primarily driven by our net loss of $10.6 million, partially offset by the amortization and revaluation of an embedded conversion feature of $0.6 million and $0.2 million related to changes in working capital primarily for other current assets and accrued expenses offset by decreases in accounts payables.

Investing Activities

During the nine months ended September 30, 2018, the net cash used in investing activities was $0.1 million, primarily driven by the net purchase of property and equipment and long-term deposits.

During the nine months ended September 30, 2017, the net cash used in investing activities was $0.2 million, primarily driven by the purchase of property and equipment.

Financing Activities

During the nine months ended September 30, 2018, the net cash provided by financing activities was $53.7 million, primarily due to the net proceeds from the 2018 offering of $53.6 million.

During the nine months ended September 30, 2017, the net cash provided by financing activities was $21.2 million, resulting from the proceeds from the issuance of Series C preferred stock of $18.7 million and proceeds from the issuance of convertible loan and financial derivatives relating to the Series C preferred stock of $2.5 million.

Technion Research and Development Foundation Limited (“TRDF”) Agreement

On August 29, 2013, the Company entered into the Technion Agreement with TRDF, with respect to certain technology relating to aminoglycosides and the redesign of aminoglycosides for the treatment of human genetic diseases caused by premature stop mutations and further results of the research of the technology, in order to develop and commercialize products based on such technology. Under the Technion Agreement, TRDF is obligated to provide the Company with research services for an estimated annual payment of $0.1 million, the precise amount to be agreed by the parties prior to the beginning of each year of the research period. For the three and nine months ended September 30, 2018, the Company recorded research and development expense of $0.1 million and $0.1 million, respectively, in relation to in relation to reimbursement for the preparation, filing, prosecution and maintenance of TRDF patent rights related to Eloxx Limited. For the three and nine months ended September 30, 2017, the Company recorded general and administrative expenses amounting to $0 and $7,000, respectively, and research and development expenses amounting to $24,000 in relation to the Technion Agreement. As of September 30, 2018 and December 31, 2017, amounts recorded in accrued expenses were $6,000 and $25,000, respectively.

In addition, TRDF granted us a license to use, market, sell or sub-license the rights of the product developed under the TRDF research results (the “Licensed Product”), as fully defined in the Technion Agreement, for the following considerations: (a) milestone payments, to be transferred upon meeting certain milestones as defined in the Technion Agreement, up to total consideration of $6.1 million; (b) certain royalties on a low- to mid- single-digit percentage of net sales (subject to change in the case of (x) sublicensing to a big pharmaceutical or biotechnology company, or (y) payment of royalties to third parties, or (z) commercialization by a third party of an authorized generic to a licensed product), for a period until the later of (i) the expiration of a valid claim on the Licensed Product in each country the Licensed Product is sold to, or (ii) a certain amount of years from the date of the first commercial sale of the Licensed Product in such country, and (c) a low- to mid- double-digit percentage of any non-royalty sub-license income received by us from a sub-licensed entity. In addition, we will be required to pay a fee to TRDF upon an exit event as described in the Technion Agreement.

Moreover, upon the closing of an Exit Event which is not Initial Public Offering ("IPO"), as defined in the Technion Agreement, TRDF shall be entitled to an amount equal to 3% of all non-refundable, non-contingent consideration, whether in cash or in kind, actually received by the Company and / or its shareholders. Upon the closing of an exit event which is IPO, as defined in the Technion Agreement, TRDF shall be entitled to a number of Ordinary Shares of the Company representing 3% of the Company's outstanding shares on a fully diluted basis immediately prior to the closing of such IPO.

On August 9, 2017, we received a legal claims letter from TRDF regarding TRDF’s alleged entitlement to an exit fee in accordance with the Technion Agreement as a result of the announced Reverse Merger. We recorded a $3.4 million research and development expense with an offsetting adjustment to additional paid-in capital for the year ended December 31, 2017, related to the planned issuance of shares to TRDF at fair market value on the purported date of the exit event. On June 13, 2018, we issued 569,395 shares to TRDF in satisfaction of this claim.

Contractual Obligations

There have been no material changes to our contractual obligations during the nine months ended September 30, 2018. Please refer to our contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

As of September 30, 2018, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2018, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We may not have fully anticipated the extent of the risks associated with the reverse merger between Sevion and Eloxx Limited. After the reverse merger, Sevion’s historic business was discontinued, but prior to the transaction Sevion had a long operating history. As a consequence, we may be subject to claims, demands for payment, regulatory issues, costs and liabilities that were not and are not currently expected or anticipated. Notwithstanding our exercise of due diligence pre-transaction and risk mitigation strategies post-transaction, the risks involved with taking over a business with a long operating history and the costs and liabilities associated with these risks may be greater than we anticipate. Further, we do not have rights of indemnification against the pre-transaction stockholders of Sevion. We may not be able to contain or control the costs or liabilities associated with Sevion’s historic business, which could materially and adversely affect our business, liquidity, capital resources or results of operation, and may divert management’s time and attention from conducting the business of the Company.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant operating losses since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or maintain profitability.

Since our inception, we have incurred significant operating losses. Our net loss was $33.2 million and $10.6 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $72.1 million. On April 30, 2018, we completed an underwritten public offering of 5,899,500 shares of our common stock at a price to the public of $9.75 per share, including 769,500 shares sold pursuant to the exercise in full of the underwriters’ option to purchase additional shares, or the Public Offering. The gross proceeds from the Public Offering were approximately $53.6 million, before deducting the underwriting discounts and commissions and offering expenses. Historically, we have financed our operations primarily through equity capital investments, and to a lesser extent from loans and grants from the Israeli Innovation Authority of the Ministry of Economy and Industry, or the IIA. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it will be many years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. Although we recently completed the Public Offering, we expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

Accordingly, even with the Public Offering, we will need substantial additional funding in connection with our continuing operations and to achieve our goals. However, our existing cash and cash equivalents may prove to be insufficient for these activities. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs, product portfolio expansion or future commercialization efforts. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional financing due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our operating plans.

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

The federal False Claims Act imposes liability on any person who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program. The “qui tam” provisions of the False Claims Act allow a private individual to bring civil actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In addition, various states have enacted false claims laws analogous to the False Claims Act. Many of these state laws apply where a claim is submitted to any third-party payer and not merely a federal healthcare program. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties up to approximately $22,000 for each separate false claim.

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

Additionally, if one or more of our product candidates receive marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

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

For human trials, patients must be recruited, and each product candidate must be tested at various doses and formulations for each clinical indication. In addition, to ensure safety and effectiveness, the effect of drugs often must be studied over a long period of time, especially for the chronic genetic diseases that we will be studying. Many of our programs focus on diseases with small patient populations making patient recruitment and enrollment difficult. Insufficient patient enrollment in our clinical trials could delay or cause us to abandon a product development program. We may decide to abandon development of a product candidate or a study at any time due to unfavorable results, or we may have to spend considerable resources repeating clinical trials or conducting additional trials, either of which would increase costs and delay any revenue from those product candidates, if any.

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

To manage effectively our current and future potential growth, we must continue to enhance and develop our global employee base, and our operational and financial processes. Supporting our growth strategy will require significant capital expenditures and management resources, including investments in research, development, sales and marketing, manufacturing and other areas of our operations. The development or expansion of our business, any acquired business or any acquired or in-licensed products may require a substantial capital investment by us. We may not have these necessary funds or they might not be available to us on acceptable terms or at all. We may also seek to raise funds by selling shares of our capital stock, or securities convertible into our capital stock, which could dilute current stockholders’ ownership interest in our Company.

Our business could be affected by litigation, government investigations and enforcement actions.

We operate in many jurisdictions in a highly regulated industry and we could be subject to litigation, government investigation and enforcement actions on a variety of matters in the U.S. or foreign jurisdictions, including, without limitation, intellectual property, regulatory, product liability, environmental, whistleblower, Qui Tam, false claims, privacy, anti-kickback, anti-bribery, securities, commercial, employment, and other claims and legal proceedings which may arise from conducting our business. Any of these actions or proceedings may result in significant costs, fines, penalties or imposition of burdensome restrictions on the Company, any of which could have a material adverse effect on our financial condition and results of operations.

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

As of September 30, 2018, we had U.S. federal and state NOL carryforwards of $77.2 million and $27.4 million, respectively, and federal research tax credit carryforwards of $0.7 million. Our U.S. net operating loss carryforwards will begin to expire, if not utilized, beginning in 2019 through 2037, and the research tax credits will expire beginning in 2027 through 2037.

In general, under Section 382 of the United States Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-ownership change NOLs to offset future taxable income. We may have experienced ownership changes in the past, including in connection with the Reverse Merger of Sevion Therapeutics, Inc. on December 19, 2017 at which time our pre-change U.S. federal NOL carryforward was $77.1 million and research tax credit was $0.7 million. We may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. Although we have not completed our analysis, it is reasonably possible that our federal NOLs available to offset future taxable income could materially decrease. This reduction will be offset by an adjustment to the existing valuation allowance for an equal and offsetting amount. Additionally, our state NOLs available to offset future state income could similarly decrease which would also be offset by an equal and offsetting adjustment to the existing valuation allowance. Given the offsetting adjustments to the existing valuation allowance, any ownership change is not expected to have an adverse material effect on our Consolidated Financial Statements. Finally, as of September 30, 2018, we had Israeli NOL carryforwards of $24.9 million, which carryforward indefinitely.

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

Moreover, in the future, Congress could enact legislation that further increases Medicaid drug rebates or other costs and charges associated with participating in the Medicaid Drug Rebate Program. Legislative changes to the PPACA also remain possible and appear likely under the current administration. The issuance of regulations and coverage expansion by various governmental agencies relating to the Medicaid Drug Rebate Program has and will continue to increase our costs and the complexity of compliance, has been and will be time-consuming, and could have a material adverse effect on our results of operations.

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

Numerous other countries have, or are developing, laws governing the collection, use and transmission of personal information as well. EU member states and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations. For example, in May 2016, the European Union formally adopted the General Data Protection Regulation, or GDPR, which apply to all EU member states as of May 25, 2018 and replaces the former EU Data Protection Directive. The regulation introduces new data protection requirements in the European Union and substantial fines for breaches of the data protection rules. The GDPR must be implemented into national laws by the EU member states and will impose strict obligations and restrictions on the ability to collect, analyze, and transfer personal data, including health data from clinical trials and adverse event reporting. Data protection authorities from different EU member states have interpreted the privacy laws differently, which adds to the complexity of processing personal data in the European Union, and guidance on implementation and compliance practices are often updated or otherwise revised. Any failure to comply with the rules arising from the EU Data Protection Directive and related national laws of EU member states could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results. The GDPR will increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with EU data protection rules.

Security breaches, cyber-attacks, or other disruptions could expose us to liability and affect our business and reputation.

We are increasingly dependent on our information technology systems and infrastructure for our business. We collect, store, and transmit sensitive information including intellectual property, proprietary business information and personal information in connection with business operations. The secure maintenance of this information is critical to our operations and business strategy. Some of this information could be an attractive target of criminal attack by third parties with a wide range of motives and expertise, including organized criminal groups, “hacktivists,” patient groups, disgruntled current or former employees, and others. Cyber-attacks are of ever-increasing levels of sophistication, and despite our security measures, our information technology and infrastructure may be vulnerable to such attacks or may be breached, including due to employee error or malfeasance. We have implemented information security measures to protect patients’ personal information against the risk of inappropriate and unauthorized external use and disclosure. However, despite these measures, and due to the ever-changing information cyber-threat landscape, we may be subject to data breaches through cyber-attacks. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. If our systems become compromised, we may not promptly discover the intrusion. Like other companies in our industry, we have experienced attacks to our data and systems, including malware and computer viruses. If our systems failed or were breached or disrupted, patient and other data and information may become compromised, we could lose product sales, and suffer reputational damage and loss of confidence by patients, investors and business partners. Such incidents would result in notification obligations to affected individuals and government agencies, legal claims or proceedings, and liability under federal and state laws that protect the privacy and security of personal information. Any one of these events, or similar events occurring through one of our vendors that maintain such information on our behalf, could cause our business to be materially harmed and our results of operations to be adversely impacted.

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

Risks Related to Intellectual Property

If we fail to adequately protect or enforce our intellectual property rights or secure rights to third party patents, the value of our intellectual property rights would diminish, and our business, competitive position and results of operations would suffer.

As of September 30, 2018, we owned or licensed 17 issued patents and 36 pending patent applications in the U.S. and abroad, not including U.S. provisional applications. However, with regard to the pending provisional applications, the filing of a patent application does not mean that we will be issued a patent, or that any patent eventually issued will be as broad as requested in the patent application or sufficient to protect our technology. Any modification required to a currently pending patent application may delay the approval of such patent application which could have a material adverse effect on our business, results of operations and financial condition. In addition, there are a number of factors that could cause our current or future issued patents to become invalid or unenforceable or that could cause our pending patent applications to not be granted, including known or unknown prior art, deficiencies in the patent application or lack of originality of the technology. Our competitive position and future revenues will depend in part on our ability and the ability of our licensors and collaborators to obtain and maintain patent protection for our product candidates, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties. However, we cannot predict:

•

the degree and range of protection any patents will afford us against competitors and those who infringe upon our patents, including whether third parties will find ways to invalidate or otherwise circumvent our licensed patents;

•	if and when patents will issue;
•	whether or not others will obtain patents claiming aspects similar to those covered by our owned or licensed patents and patent applications; or
•	whether we will need to initiate litigation or administrative proceedings, which may be costly, and whether we win or lose.

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

Furthermore, the life of our patents is limited. The patents we hold, and the patents that may be issued in the future based on currently pending patent applications, relating to our lead product candidate are expected to expire between 2031 and 2038.

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

Our research offices and lab are located in Israel. Accordingly, political, economic and military conditions in Israel and the surrounding region may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries, and certain militant groups and terrorist organizations. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations and results of operations. Since October 2000, there have been increasing occurrences of terrorist violence in the region. Ongoing and revived hostilities or other Israeli political or economic factors, could negatively affect business conditions in Israel in general and our business in particular.

In addition, since 2010 political uprisings and conflicts in various countries in the Middle East are affecting the political stability of those countries and the region in general. It is not clear how this instability will develop and how it will affect the political and security situation in the Middle East. This instability has raised concerns regarding security in the region and the potential for armed conflict. Additionally, various groups are involved in hostilities in the region. Although these groups’ activities have not directly affected the political and economic conditions in Israel, a stated purpose is to take control of the Middle East, including Israel. The tension between Israel and these other groups may escalate in the future and turn violent, which could affect the Israeli economy in general and us in particular. Such instability may lead to deterioration in the political and trade relationships that exist between Israel and certain other countries. Any armed conflicts, terrorist activities or political instability in the region could adversely affect business conditions, could harm our results of operations and could make it more difficult for us to raise capital. Several countries, principally in the Middle East, still restrict doing business with Israel and Israeli companies, and additional countries may impose restrictions on doing business with Israel and Israeli companies if hostilities in Israel or political instability in the region continues or increases. Similarly, Israeli companies are limited in conducting business with entities from several countries. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements.

Our insurance does not cover losses that may occur as a result of an event associated with the security situation in the Middle East or for any resulting disruption in our operations. Although the Israeli government has in the past covered the reinstatement value of direct damages that were caused by terrorist attacks or acts of war, we cannot provide assurance that this government coverage will be maintained or, if maintained, will be sufficient to compensate us fully for damages incurred and the government may cease providing such coverage or the coverage might not suffice to cover potential damages. Any losses or damages incurred by us could have a material adverse effect on our business. Any armed conflicts or political instability in the region would likely negatively affect business conditions generally and our business in particular.

Furthermore, in the past, Israel and Israeli companies have been subjected to economic boycotts. Several countries still restrict business with Israel and with Israeli companies. These restrictive laws and policies, even though we are a U.S.-based company, may have an adverse impact on our operating results, financial conditions or the expansion of our business.

Our research operations may be disrupted by the obligations of our personnel to perform military service which could have a material adverse effect on our business.

Our employees and consultants in Israel may be obligated to perform one month, and in some cases longer periods, of military reserve duty until they reach the age of 40 (or older, for citizens who hold certain positions in the Israeli armed forces reserves) and, in the event of a military conflict or emergency circumstances, may be called to immediate and unlimited active duty. In the event of severe unrest or other conflict, individuals could be required to serve in the military for extended periods of time. In response to increases in terrorist activity, there have been periods of significant call-ups of military reservists. It is possible that there will be similar large-scale military reserve duty call-ups in the future. Our operations could be disrupted by the absence of a significant number of our Israeli personnel military service. Such disruption could adversely affect our business and research operations. Additionally, the absence of a significant number of the employees of our Israeli suppliers and contractors related to military service or the absence for extended periods of one or more of their key employees for military service may disrupt their operations.

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

Our research and development efforts have been financed, in part, through royalty-bearing grants from the Israel Innovation Authority, or IIA. To date, we have received the aggregate amount of approximately $2.6 million from the IIA for the development of our technologies. With respect to such grants we are committed to pay certain royalties (including accrued LIBOR interest) up to $2.7 million. We are required to comply with the requirements of the Israeli Encouragement of Research, Development and Technological Innovation in the Industry Law, 5744-1984, as amended, and related regulations, or the R&D Law, with respect to these past grants. If we fail to comply with the R&D Law, we may be required to refund certain grants previously received and/or to pay interest and penalties and we may become subject to criminal charges.

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

The R&D Law and the regulations promulgated thereunder provide that the transfer of IIA-supported technology or know-how outside of Israel may involve the payment of additional amounts depending upon the value of the transferred technology or know-how, the amount of IIA support, the time of completion of the IIA-supported research project and other factors up to a maximum of six times the amount of grants received. These restrictions and requirements for payment may impair our ability to sell our technology assets outside of Israel or to outsource or transfer development or manufacturing activities with respect to any product or technology outside of Israel. Furthermore, the consideration available to our stockholders in a transaction involving the transfer outside of Israel of technology or know-how developed with IIA funding may be reduced by any amounts that we are required to pay to the IIA. Our obligations and limitations pursuant to the R&D Law are not limited in time and may not be terminated by us at will. As of the date hereof, we have not been required to pay any royalties with respect to the IIA grants.

We may become subject to claims for remuneration or royalties for assigned service invention rights by our employees, which could result in litigation and adversely affect our business.

We enter into agreements with our employees pursuant to which they agree that any inventions created in the scope of their employment or engagement are assigned to us or owned exclusively by us, depending on the jurisdiction, without the employee retaining any rights. A significant portion of our intellectual property has been developed by our employees in the course of their employment for us. Under the Israeli Patent Law, 5727-1967 (the “Patent Law”), inventions conceived by an employee during the scope of his or her employment with a company are regarded as “service inventions,” which belong to the employer, absent a specific agreement between the employee and employer giving the employee service invention rights. The Patent Law also provides that if there is no such agreement between an employer and an employee, the Israeli Compensation and Royalties Committee (the “Committee”), a body constituted under the Patent Law, shall determine whether the employee is entitled to remuneration for his or her inventions. Previous decisions by the Committee have created uncertainty in this area regarding whether the right to receive remuneration for service inventions can be voluntarily waived by an employee and whether such waiver is enforceable. In addition, the Committee determined that even if such right to receive compensation and royalties for service inventions may be waived, the waiver should be specific. Subsequent court cases have not provided significant clarity on these matters.

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

Our Directors, executive officers, principal stockholders and affiliated entities own a significant percentage of our capital stock, and they may make decisions that an investor may not consider to be in the best interests of our stockholders.

Our directors, executive officers, principal stockholders and affiliated entities beneficially own, in the aggregate, a significant percentage of our common stock, giving effect to options and other derivative securities that are held by such persons. As a result, if some or all of them acted together, they would have the ability to exert substantial influence over the election of our board of directors and the outcome of issues requiring approval by our stockholders. This concentration of ownership may have the effect of delaying or preventing a change in control of our Company that may be favored by other stockholders. This could prevent the consummation of transactions favorable to other stockholders, such as a transaction in which stockholders might otherwise receive a premium for their shares over current market prices.

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

Pursuant to the 2013 Plan, the 2008 Plan, and the 2018 Plan, our management is authorized to grant share options and other equity-based awards to our employees, directors and consultants. The 2018 Plan became effective on April 20,2018. As of September 30, 2018, individuals held options to purchase an aggregate of 3,611,400 shares of our common stock. If our board of directors elects to increase the number of shares available for future grant by the maximum amount each year, our stockholders may experience additional dilution, which could have a negative effect on our share price.

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

32.1***	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
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
Date: November 8, 2018

	by:	/s/ Gregory Weaver
Gregory Weaver
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)