Form 10-Q
period 2019-03-31
Eloxx Pharmaceuticals, Inc.
filed 2019-05-09
CIK 1035354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	ELOX	The Nasdaq Global Market

On May 3, 2019, the registrant had 36,025,422 shares of common stock, $0.01 par value per share, outstanding.

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

This Quarterly Report on Form 10-Q, or this Report and the other documents we have filed with the SEC that are incorporated herein by reference, contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. In particular, you should consider the numerous risks described in the “Risk Factors” section in this Report.

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

•	risks related to the reverse merger and potentially significant, unexpected costs and liabilities arising with respect to our predecessor corporation’s business and operations.

PART I. FINANCIAL INFORMATION

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

Item 1. Condensed Consolidated Financial Information

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$44,576	$48,606
Marketable securities	8,928	—
Restricted bank deposit	45	45
Prepaid expenses and other current assets	1,911	1,690
Total current assets	55,460	50,341
Property and equipment, net	231	248
Operating lease right-of-use asset	1,106	—
Other long-term assets	94	129
Total assets	$56,891	$50,718
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,240	$747
Accrued expenses	4,597	6,938
Current portion of long-term debt	984	—
Current portion of operating lease liability	481	—
Taxes payable	122	122
Total current liabilities	8,424	7,807
Long-term debt	13,409	—
Operating lease liability	625	—
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value per share, 500,000,000 shares authorized, 36,047,498 and 35,951,537 shares issued and 35,945,608 and 35,860,114 shares outstanding as of March 31, 2019 and December 31, 2018, respectively	361	360
Common stock in treasury, at cost, 101,890 and 91,423 shares at March 31, 2019 and December 31, 2018, respectively	(1,250)	(1,129)
Additional paid in capital	133,383	129,825
Accumulated other comprehensive income	1	—
Accumulated deficit	(98,062)	(86,145)
Total stockholders’ equity	34,433	42,911
Total liabilities and stockholders' equity	$56,891	$50,718

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Operating expenses:
Research and development	$6,019	$4,394
General and administrative	5,958	3,393
Reverse merger related expenses	—	761
Total operating expenses	11,977	8,548
Loss from operations	(11,977)	(8,548)
Other (income) expense, net	(60)	43
Net loss	$(11,917)	$(8,591)

Other Comprehensive Loss:
Net loss	$(11,917)	$(8,591)
Unrealized gain from available-for-sale securities	1	—
Comprehensive loss	$(11,916)	$(8,591)

Basic and diluted net loss per share	$(0.33)	$(0.31)
Weighted average number of common shares in computing basic and diluted net loss per share	35,910,270	27,527,738

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(11,917)	$(8,591)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,658	735
Depreciation	33	21
Amortization of operating lease right-of-use asset	114	—
Amortization of debt discount	91	—
Amortization of premium and discount on investment	(5)	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(183)	(90)
Accounts payable	1,493	643
Accrued expenses	(1,358)	1,585
Operating lease liabilities	(114)	—
Net cash used in operating activities	(9,188)	(5,697)
Cash flows from investing activities:
Purchases of property and equipment	(16)	(57)
Cash paid for long-term deposits	(3)	—
Net cash used in investing activities	(19)	(57)
Cash flows from financing activities:
Purchase of marketable securities	(8,923)	—
Proceeds from debt financing obligation	15,000	—
Payment of debt issuance costs	(276)
Payment for settlement of taxes upon vesting of Restricted Stock Securities	(1,104)	—
Proceeds from sale of Common Stock under Equity Sales Agreement	455	—
Proceeds from issuance of Common Stock on share-based compensation arrangements	25	—
Net cash provided by financing activities	5,177	—
Effect of exchange rate on cash	—	(5)
Increase in cash and cash equivalents	(4,030)	(5,759)
Cash, cash equivalents and restricted cash, beginning of year	48,651	24,049
Cash, cash equivalents and restricted cash, end of period	$44,621	$18,290

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$44,576	$18,290
Restricted cash included in restricted bank deposit	45	106
Total cash, cash equivalents and restricted cash	$44,621	$18,396

Supplemental disclosure of non-cash financing activities
Non-cash acquisition of treasury shares	$121	$—
Fair value of warrants issued in connection with long-term debt	$421	$—
Cash paid during the year for interest	$93	$—
Final payment in connection with debt financing obligation	$900	$—

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Nature of the Business

Eloxx Pharmaceuticals, Inc., together with its wholly-owned subsidiary Eloxx Pharmaceuticals, Ltd. (collectively “Eloxx” or the “Company”), is a clinical-stage biopharmaceutical company developing novel ribonucleic acid (RNA)-modulating drug candidates (designed to be eukaryotic ribosomal selective glycosides (ERSG)) that are formulated to treat rare and ultra-rare premature stop codon diseases. Premature stop codons are point mutations that disrupt the stability of the impacted messenger RNA (mRNA) and the protein synthesis from that mRNA. As a consequence, patients with premature stop codon diseases have reduced levels of, or no, protein from a gene whose product performs an essential function. This type of mutation accounts for some of the most severe phenotypes across genetic diseases. Nonsense mutations have been identified in over 1,800 rare and ultra-rare diseases. Read-through therapeutic development is focused on increasing mRNA stability and enabling functional protein synthesis. As opposed to a typical gene therapy approach of targeting a single, unique mutation in a target disease, this small molecule strategy enables targeting an entire class of mutations across the rare disease landscape. The small molecule approach has the potential to address a range of different premature stop codons in a single gene since the ERSG are targeted to the ribosomes. ELX-02, the Company’s lead investigational drug product candidate, is a small molecule drug candidate designed to restore production of full-length functional proteins. ELX-02 is in the early stages of clinical development for systemic administration for cystic fibrosis and cystinosis. ELX-02 is an investigational drug that has not been approved by any global regulatory body. In addition, the Company recently announced a new program studying intravitreal administration of ERSG compounds for rare inherited retinal disorders with a focus on Usher Syndrome. The Company’s preclinical candidate pool consists of a library of novel ERSG drug candidates identified based on read-through potential and cytoplasmic ribosomal selectivity. Eloxx is headquartered in Waltham, MA, with additional offices in New Jersey, Pennsylvania and Rehovot, Israel.

The Company’s research and development strategy is to target rare or ultra-rare diseases where: a high unmet medical need exists, identified nonsense mutation-bearing patient population is identified, preclinical read-through can be established in predictive personalized medicine models, and a defined path through Organ Drug development, regulatory approval, patient access and commercialization is identified. The Company believes patient advocacy to be an important element of patient focused drug development and seeks opportunities to collaborate with patient advocacy groups throughout the discovery and development process. The Company’s current clinical focus for its lead investigational drug product candidate, ELX-02, is Cystic Fibrosis where the Company expects to complete its multiple ascending dose (“MAD”) study in the first half of 2019 and report top line results from its Phase 2 clinical trial in the second half of 2019. Eloxx has participated in the North American Cystic Fibrosis Foundation (CFF) CFTR Translation Read-through Workshop and is engaged with CFF on extending Cystic Fibrosis clinical studies to the United States. Eloxx presented positive new data for its lead investigational drug, ELX-02, at the European Cystic Fibrosis Society (ECFS) Basic Science Conference. In 2018, the European Cystic Fibrosis Society Clinical Trial Network assigned a “high priority” rating to Eloxx’s Phase 2 program. Eloxx has recently initiated a new program studying inherited retinal disease and is conducting IND enabling studies for several ERSG compounds from its library. Eloxx presented at the Sixth Annual Retinal Cell and Gene Therapy Innovation Summit and the Association for Research in Vision and Ophthalmology 2019 Annual Meeting. The Company entered into a multiyear partnership with the Foundation Fighting Blindness (FFB) to support its inherited retinal degenerative disease registry and educational programs. Eloxx presented as part of the FFB “Investing in Cures” 2019 meeting and believes that the ongoing R&D consultation and support provided by the FFB will accelerate the Company’s development programs that seek to support patients with ocular disease and high unmet medical need.

Liquidity

The Company has a history of net losses and negative cash flows from operating activities since inception, and as of March 31, 2019, had an accumulated deficit of $98.1 million. The Company expects to continue to incur net losses and use cash in its operations for the foreseeable future. To date, the Company has not generated revenue from the sale of any product or service and does not expect to generate significant revenue unless and until obtaining marketing approval and commercialization of its product candidates currently in development. Successful transition to profitable operations is dependent upon achieving a level of revenue adequate to support the Company’s cost structure.

The Company has financed its operations primarily from the sale of equity securities. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital to fund its operations. The Company believes that its cash, cash equivalents and marketable securities of $53.5 million at March 31, 2019 will enable it to meet anticipated cash needs required to reach top line Phase 2 data in cystic fibrosis and cystinosis in 2019 and maintain the Company’s current and planned operations into the second quarter of 2020. Management intends to fund future operations through private and public debt or equity financing transactions and may seek additional capital through arrangements with strategic partners or from other sources. If the Company is unable to obtain financing, it will evaluate options which may include reducing or deferring operating expenses which may have a material adverse effect on the Company’s operations and future prospects.

2. Summary of Significant Accounting Policies

Basis of presentation and principles of consolidation

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted, as permitted by such rules and regulations. These interim consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the interim periods ended March 31, 2019 and 2018.

The unaudited Condensed Consolidated Statements of Operations includes the Company’s operating expenses related to research and development and general and administrative which were substantially comprised of fees for professional services and employee compensation. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2018, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2018.

Summary of Accounting Policies

The significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2018, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K. During the three months ended March 31, 2019, the Company invested in marketable securities and as a result has provided the following updates.

Marketable Securities—All investment instruments with an original maturity date, when purchased, in excess of three months but less than 1 year have been classified as current marketable securities. The Company classifies securities that are available to fund current operations as current assets. These marketable securities are classified as available-for-sale and are carried at fair value. The Company records unrealized gains and losses on available-for-sale debt securities as a component of Accumulated other comprehensive income, which is a separate component of stockholders’ equity on its condensed consolidated balance sheet, until such gains and losses are realized. Realized gains and losses on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. The Company periodically reviews the portfolio of securities to determine whether an other-than-temporary impairment has occurred. No such losses have occurred to date. There were no realized gains or losses on the sale of securities for the three months ended March 31, 2019.

Below is a summary of cash, cash equivalents and marketable securities at March 31, 2019 (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$44,576	$—	$—	$44,576
Marketable securities	8,927	1	—	8,928
Total cash, cash equivalents and marketable securities	$53,503	$1	$—	$53,504

Fair Value Measurements—Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal market for the asset or liability in an orderly transaction between market participants. Authoritative guidance specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs).

The fair value hierarchy consists of three levels:

Level 1 - Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The authoritative guidance requires the use of observable market data if such data is available without undue cost and effort. When available, the Company uses unadjusted quoted market prices to measure fair value and classify such items within Level 1. If quoted market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based or independently-sourced market parameters, such as interest and currency rates and comparable transactions. Items valued using internally generated models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, items may be classified in Level 3 even though there may be inputs that are readily observable. If quoted market prices are not available, the valuation model used generally depends on the specific asset or liability being valued. The Company has classified its cash, cash equivalents and marketable securities as Level 1. There were no transfers to Level 3 during the three months ended March 31, 2019.

Some assets and liabilities are required to be recorded at fair value on a recurring basis, while other assets and liabilities are recorded at fair value on a nonrecurring basis. The carrying amounts of current financial instruments, which include accounts payable, accrued expenses, lease obligation liability and debt, approximate their fair values due to the short-term nature of these instruments.

Concentrations of Credit Risk and Off-Balance-Sheet Risk—Financial instruments that potentially subject the Company to credit risk primarily consist of cash and cash equivalents and available-for-sale marketable securities. The Company mitigates its risk with respect to cash and cash equivalents and marketable securities by maintaining its deposits and investments at high-quality financial institutions. The Company invests any excess cash in money market funds and other securities, and the management of these investments is not discretionary on the part of the financial institution. The Company has no significant off-balance-sheet risks such as foreign exchange contracts, option contracts, or other hedging arrangements.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 establishes ASC Topic 842 (“Topic 842”) which amends ASC 840, Leases, by introducing a lessee model that requires balance sheet recognition for most leases and the disclosure of key information about leasing arrangements. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. Topic 842 provides several optional practical expedients in transition. The Company elected the package of practical expedients which would allow the Company to not reassess its existing conclusions on lease identification, classification and initial direct costs. Further, the Company elected the hindsight practical expedient and utilized the short-term lease exemption for all leases with an original term of 12 months or less for purposes of applying the recognition and measurement requirements of the new standard. The Company elected the practical expedient which allowed it to not separate lease and non-lease components for all its leases. The Company adopted the new standard on January 1, 2019 and applied the effective date as its date of initial application and has not updated disclosures required under the new standard for dates and periods prior to January 1, 2019. See Note 6.

3. Prepaids and Other Current Assets

Prepaids and other current assets as of March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	As of
	March 31, 2019	December 31, 2018
Prepaid insurance	$325	$251
Other governmental agencies receivables	26	20
Prepaid research and development	1,215	864
Prepaid other	345	555
	$1,911	$1,690

4. Property and Equipment

Property and equipment as of March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	As of
	March 31, 2019	December 31, 2018
Computers and software	$146	$146
Office furniture and equipment	165	165
Leasehold improvements	157	141
	468	452
Less: Accumulated depreciation	237	204
Property and equipment, net	$231	$248

Depreciation expense was $33 thousand and $21 thousand for the three months ended March 31, 2019 and 2018, respectively.

5. Accrued Expenses

Accrued expenses as of March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	As of
	March 31, 2019	December 31, 2018
Payroll and related expenses	$1,060	$2,562
Research and development expenses	2,688	3,086
Professional services	583	985
Accrued interest on debt	103	—
Accrued other	163	305
	$4,597	$6,938

6. Leases

The Company adopted new lease accounting standard, Topic 842, effective January 1, 2019. The Company has elected the ‘package of practical expedients’, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. In addition, the Company elected not to apply Topic 842 to arrangements with lease terms of 12 months or less. The Company has operating leases for its principal offices in the U.S. and Israel.

Operating lease assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from its operating leases. In determining the length of the lease term to its long term lease, the Company determined not to consider an embedded renewal option for one operating lease primarily due to i) the renewal rate is at future market rate to be determined and ii) Company does not have significant leasehold improvements that would restrict its ability to consider relocation. The Company applied its incremental borrowing rate based upon information available in determining the present value of the lease payments. The Company’s incremental borrowing rate is determined using a secured borrowing rate for the same currency and term as the associated lease.

Operating lease costs under the leases for the three months ended March 31, 2019 was approximately $0.1 million. Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred. At lease commencement date, the Company estimated the lease liability and the right of use assets at present value using the Company’s estimated incremental borrowing rate of 8% and determined the initial present value, at inception, of $1.5 million. On January 1, 2019, upon adoption of ASC Topic 842, the Company recorded right to use assets of $1.2 million and a lease liability of $1.2 million. Operating lease assets and obligations are reflected within Operating lease right to use asset, and Operating lease liability, respectively, on the unaudited Condensed Consolidated Balance Sheet. The weighted average remaining lease term at March 31, 2019 was 2.3 years.

The following table summarizes the Company’s maturities of operating lease liabilities as of March 31, 2019 (in thousands):

Remainder of 2019	$413
2020	493
2021	310
Total lease payments	1,216
Less: present value discount	(110)
Total	$1,106

For comparative purposes, the Company’s aggregate future minimum non-cancellable commitments under operating leases as of December 31, 2018 were as follows (in thousands):

2019	$541
2020	490
2021	310
Total minimum lease payments	$1,341

7. Debt

On January 30, 2019 the Company entered into a Loan and Security Agreement (the “SVB Loan Agreement”) with Silicon Valley Bank (“SVB”) and WestRiver Innovation Lending Fund VIII, L.P. (“WestRiver”), collectively the Lenders. Under the SVB Loan Agreement, the Lenders agreed to extend term loans to the Company in an aggregate principal amount of $25 million, comprised of (i) an initial loan advance of $15 million; and (ii) a subsequent loan advance of $10 million, subject to first achieving certain conditions (collectively, the “Term Loan Advances”). The initial term loan was funded on January 30, 2019. The subsequent term loan advance is available until December 31, 2019 at the Company’s election after the occurrence of certain milestone events relating to data from the Company’s clinical trials and receipt by the Company of certain minimum cash proceeds of at least $75 million from an additional equity offering through a private placement or a public offering.

Any outstanding principal on the Term Loan Advances will accrue interest at a floating rate equal to the greater of (i) 5.25% per annum and (i) the sum of 2.5% plus the prime rate, as published in the Wall Street Journal. Interest payments are payable monthly following the funding of a Term Loan advance. On March 31, 2019, the rate was 8%. The Company will be required to make principal payments on the outstanding balance of the Term Loan Advances commencing on February 1, 2020 (the “Term Loan Amortization Date”) in 36 equal monthly instalments, plus interest; provided that if the Company has achieved the milestones described above relating to the availability of the subsequent loan advance on or prior to December 31, 2019, then the Term Loan Amortization Date is automatically extended to February 1, 2021. Any amounts outstanding under the Term Loan Advances, if not repaid sooner, are due and payable on January 1, 2023 (the “Maturity Date”)

In conjunction with the initial loan advance, the Company issued warrants (the “Warrants”) to SVB and WestRiver to purchase an aggregate of 40,834 shares of the Company’s common stock at a warrant exercise price of $11.02 (subject to certain adjustments), which price was calculated using the 10-day average bid price of the Company’s common stock prior to the date of the Loan Agreement. If the subsequent term loan is advanced, the Company will be obligated to issue Warrants to the Lender to purchase an aggregate of 27,222 shares of the Company’s common stock.

The Company may prepay the outstanding principal balance of the term loans advanced by SVB in whole but not in part, subject to a prepayment fee ranging from 1.0% to 3.0% of any amount prepaid, depending upon when the prepayment occurs. The Company will also pay a final payment fee equal to 6% of the total term loans advanced, due upon the earliest of maturity or termination of the SVB Loan Agreement.

Under the terms of the SVB Loan Agreement, the Company granted first priority liens and security interests in substantially all of the Company’s assets (excluding all of its intellectual property, which is subject to a negative pledge) and a pledge by the Company of the shares of one of its wholly-owned subsidiaries as collateral for the obligations thereunder. The SVB Loan Agreement also contains representations and warranties by the Company and SVB and indemnification provisions in favor of SVB and customary covenants (including limitations on other indebtedness, liens, acquisitions, investments and dividends, but no financial covenants), and events of default (including payment defaults, breaches of covenants following any applicable cure period, a material impairment in the perfection or priority of SVB’s security interest in the collateral, and events relating to bankruptcy or insolvency).

As of March 31, 2019, the carrying value of the term loan consists of $15.0 million principal outstanding less the debt issuance costs of approximately $1.6 million. The debt issuance costs have been recorded as a debt discount which are being accreted to interest expense through the maturity date of the term loan. Interest expense relating to the term loan for the three months ended March 31 2019 was $0.2 million. Interest expense is calculated using the effective interest method, and is inclusive of non-cash amortization of capitalized loan costs. At March 31, 2019, the effective interest rate was 13.05%. The final maturity payment of $0.9 million is recognized over the life of the term loan through interest expense using the effective interest method.

Future principal payments for the long-term debt are as follows (in thousands):

March 31,
2019
Remainder of 2019	$917
2020	5,623
2021	5,659
2022	5,252
2023	420
17,871
Less amount representing interest	(2,871)
Less unamortized discount	(1,507)
Less loan payable, current, net of discount	(984)
12,509
Final fee due at maturity in 2023	900
Long-term debt, net of current portion and discount	$13,409

8. Legal and Other Contingencies

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

The Company accounts for its contingent liabilities in accordance with ASC Topic 450 “Contingencies”. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. For the periods ended March 31, 2019 and 2018, the Company was not a party to any litigation that is reasonably possible to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows. Legal costs incurred in connection with loss contingencies are expensed as incurred.

9. Stockholders’ Equity

For accounting purposes, all common stock, preferred stock, warrants, options to purchase common stock and loss per share amounts have been adjusted to give retroactive effect to the exchange ratio and reverse stock split for all periods presented in these condensed unaudited consolidated financial statements.

Transactions related to stockholders’ equity of the Company during the three months ended March 31, 2019 were as follows (in thousands, except share amounts):

	Common stock					Treasury stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated deficit	Shares	Amount	Total stockholders' equity
Balance at December 31, 2018	35,860,114	$360	$129,825	$—	$(86,145)	(91,423)	$(1,129)	$42,911
Exercise of stock options	25,000	—	25	—	—	—	—	25
Vesting of restricted shares	25,132	—	—	—	—	(10,467)	(121)	(121)
Issuance of shares from at-the- market sales agreement	35,362	1	454	—	—	—	—	455
Issuance of warrants	—	—	421	—	—	—	—	421
Share-based compensation	—	—	2,658	—	—	—	—	2,658
Change in unrealized gain (loss) on investments	—	—	—	1	—	—	—	1
Net loss	—	—	—	—	(11,917)	—	—	(11,917)
Balance at March 31, 2019	35,945,608	$361	$133,383	$1	$(98,062)	(101,890)	$(1,250)	$34,433

Transactions related to stockholders’ equity of the Company during the three months ended March 31, 2018 were as follows (in thousands, except share amounts):

	Common stock
	Shares	Amount	Additional Paid-in Capital	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2017	27,527,738	$274	$60,047	$(38,961)	$21,360
Share-based compensation	—	—	735	—	735
Net loss	—	—	—	(8,591)	(8,591)
Balance at March 31, 2018	27,527,738	$274	$60,782	$(47,552)	$13,504

Warrants

In connection with the 2019 issuance of debt, the Company granted 40,834 warrants to purchase 40,834 shares of common stock and recorded a charge in Accumulated paid in capital in the amount of $0.4 million reflecting the value of the warrants. Transactions related to warrants to purchase the Company’s common stock during the three months ended March 31, 2019, were as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life
Warrants outstanding and exercisable at December 31, 2018	347,241	$3.77	3.92
Granted	40,834	11.02	10.00
Exercised	—
Forfeited	—
Warrants outstanding and exercisable at March 31, 2019	388,075	$4.53	4.33

10. Stock-Based Compensation

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

On March 12, 2018, the Company’s Board of Directors (the “Board”) adopted the 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan became effective on April 20, 2018 upon approval by the stockholders of the Company with the outstanding options and shares available for future grant under all prior plans being assumed by the 2018 Plan and the total number of shares available for awards to employees, non-employee directors and other key personnel increased by 5,000,000 shares. Upon the 2018 Plan becoming effective, the Company ceased granting awards under each of the 2008 Plan and the 2013 Plan (the “Prior Plans”).

Equity awards granted have a ten-year contractual life and, upon termination, vested options are generally exercisable between one and three months following the termination date, while unvested options are forfeited immediately.

Summary of Option Activity

Transactions related to the grant of options to employees and directors during the three months ended March 31, 2019 were as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
Options outstanding at December 31, 2018	3,261,719	$13.09	8.56	$11,650,373
Granted	804,100	11.71
Exercised	(25,000)	1.00
Forfeited	(118,996)	11.37
Options outstanding at March 31, 2019	3,921,823	$15.07	8.67	$10,417,568
Options exercisable at March 31, 2019	1,084,567	$10.49	7.17	$6,507,695

The aggregate intrinsic value represents the total intrinsic value (the difference between the deemed fair value of the Company’s Common Stock as of March 31, 2019, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2019. This amount is impacted by the changes in the fair value of the Company’s shares.

Summary of Restricted Stock Unit Activity

Transactions related to the grant of restricted stock units to employees and directors during the three months ended March 31, 2019 were as follows:

	Shares	Weighted average grant date fair value price
Unvested at December 31, 2018	554,147	$9.34
Granted	100,000	11.53
Vested	(35,599)	8.00
Forfeited	—	—
Unvested at March 31, 2019	618,548	$9.77

In 2017, the Company issued an inducement award outside of the Prior Plans to the Company’s Chief Executive Officer in the form of an option to purchase 22,427 shares of the Company’s common stock with an exercise price per share equal to $8.00, and an award of restricted stock units for 22,427 shares of the Company’s common stock (collectively the “Performance Option Awards”). Subject to continued service through the vesting date, the Performance Option Awards will vest and become immediately exercisable upon the date that marks the first successful completion of a Phase-2B study with respect to any indication. For each of the three months ended March 31, 2019 and March 31, 2018, the Company recognized $24 thousand of expense associated with these awards.

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

Stock-based compensation relates to options granted to employees, non-employee directors and non-employees, time-based restricted stock units granted to employees and performance-based options and restricted stock units granted to an employee. The total equity-based compensation expense related to all of the Company’s equity-based awards were recognized as follows:

	For the Three Months Ended March 31,
	2019	2018
Research and development	$525	$82
General and administrative	2,133	653
Total stock-based compensation expenses	$2,658	$735

11. Income Taxes

The United States enacted the Tax Cuts and Jobs Act (“Tax Act”) on December 22, 2017, most provisions of which took effect in years beginning after December 31, 2017. The Tax Act made substantial changes to U.S. taxation of corporations, including lowering the U.S. federal corporate income tax rate from 34% to 21%. The effect on deferred tax assets and liabilities of a change in law or tax rates is recognized in income in the period that includes the enactment date. The Tax Act also includes a provision designed to currently tax global intangible low-taxed income (“GILTI”). The Company elected to record the U.S. income tax effect of future GILTI inclusions in the period in which they arise, if ever, and the Company has estimated that there will not be a GILTI inclusion for the year ended December 31, 2019.

In accordance with ASC 740-270, Income Taxes – Interim Reporting, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and apply that rate to year-to-date ordinary income or loss. The resulting tax expense (or benefit) is adjusted for the tax effect of specific events, if any, required to be discretely recognized in the interim period as they occur. For both the three months ended March 31, 2019 and 2018, the Company recorded zero attributable to its operations in the U.S. The Company has not recorded net deferred tax assets as of March 31, 2019, or December 31, 2018, because it maintained a full valuation allowance against all material deferred tax assets, and management has determined that it is more likely than not, that the Company will be unable to realize those future benefits. The Company’s effective tax rate differs from the statutory rate of 21%, due to losses for which no future benefit is expected. As of March 31, 2019, and December 31, 2018, the Company had no uncertain tax positions recorded in its consolidated balance sheets.

12. Net Loss Per Share

The loss and the weighted average number of shares used in computing basic and diluted net loss per share for the periods, is as follows (amounts in thousands, except share numbers):

	Three months ended March 31,
	2019	2018
Numerator:
Net loss	$(11,917)	$(8,591)
Denominator:
Shares used in computing net loss per share of Common Stock, basic and diluted(1)	35,910,270	27,527,738
Net loss per share of Common Stock, basic and diluted	$(0.33)	$(0.31)

(1)	The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as their effect would be anti-dilutive:

	Three months ended March 31,
	2019	2018
Options to purchase common stock	3,921,823	2,498,617
Restricted stock units	618,548	—
Warrants	388,075	411,615
Total potential common stock equivalents	4,928,446	2,910,232

13. Reverse Merger

On December 19, 2017, Sevion Therapeutics, Inc. (“Sevion”) acquired Eloxx Pharmaceuticals, Limited (“Eloxx Limited”) pursuant to a merger between the companies (the “Transaction” or “Reverse Merger”). Upon consummation of the Transaction (the “Closing”), Sevion adopted the business plan of Eloxx Limited and discontinued the pursuit of Sevion’s business plan pre-Closing. In connection with the Transaction, Sevion agreed to acquire all of the outstanding capital stock of Private Eloxx in exchange for the issuance of an aggregate 20,316,656 shares of the Sevion’s common stock, par value $0.01 per share, after giving effect to a 1-for-20 reverse split effected immediately prior to the Transaction. Immediately after giving effect to the Transaction, on December 19, 2017, Sevion changed its name to Eloxx Pharmaceuticals, Inc.

The Reverse Merger was accounted for as a reverse recapitalization which is outside the scope of ASC Topic 805, “Business Combinations”. Under reverse capitalization accounting, Eloxx Limited is considered the acquirer for accounting and financial reporting purposes and acquired the assets and assumed the liabilities of the Company. The assets acquired and liabilities assumed are reported at their historical amounts. The annual consolidated financial statements of the Company reflect the operations of the acquirer for accounting purposes together with a deemed issuance of shares, equivalent to the shares held by the former stockholders of the legal acquirer and a recapitalization of the equity of the accounting acquirer. The annual consolidated financial statements include the accounts of the Company since the effective date of the reverse capitalization and the accounts of Eloxx Limited since inception.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q, or this Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business, includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management’s current expectations. These statements are neither promises nor guarantees, but involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including, but not limited to, the important factors discussed under the caption “Risk Factors” in this Report. These and other factors could cause actual results to differ materially from those indicated by the forward-looking statements made in this Report.

Company Overview

We are a clinical-stage biopharmaceutical company developing novel ribonucleic acid (RNA)-modulating drug candidates (designed to be eukaryotic ribosomal selective glycosides (ERSG)) that are formulated to treat rare and ultra-rare premature stop codon diseases. Premature stop codons are point mutations that disrupt the stability of the impacted messenger RNA (mRNA) and the protein synthesis from that mRNA. As a consequence, patients with premature stop codon diseases have reduced levels of, or no, protein from a gene whose product performs an essential function. This type of mutation accounts for some of the most severe phenotypes across genetic diseases. Nonsense mutations have been identified in over 1,800 rare and ultra-rare diseases.  Read-through therapeutic development is focused on increasing mRNA stability and enabling functional protein synthesis. As opposed to a typical gene therapy approach of targeting a single, unique mutation in a target disease, this small molecule strategy enables targeting an entire class of mutations across the rare disease landscape. Our small molecule approach has the potential to address a range of different premature stop codons in a single gene since our ERSG are targeted to the ribosomes. ELX-02, our lead investigational drug product candidate, is a small molecule designed to restore production of full-length functional proteins. ELX-02, is in the early stages of clinical development for systemic administration for cystic fibrosis and cystinosis. ELX-02 is an investigational drug that has not been approved by any global regulatory body. In addition, we recently announced a new program studying intravitreal administration of ERSG compounds for rare inherited retinal disorders with a focus on Usher Syndrome.  Our preclinical candidate pool consists of a library of novel ERSG drug candidates identified based on read-through potential and cytoplasmic ribosomal selectivity.

From the outset, our research and development strategy targets rare or ultra-rare diseases where: a high unmet medical need exists, an identified nonsense mutation-bearing patient population is established, preclinical read-through can be established in predictive personalized medicine models, and a defined path through Orphan Drug development, regulatory approval, patient access and commercialization is identifiable. We believe patient advocacy to be an important element of patient focused drug development and seek opportunities to collaborate with patient advocacy groups throughout the discovery and development process. Our current clinical focus for our lead investigational drug product candidate, ELX-02 is Cystic Fibrosis where we expect to complete our MAD study in the first half of 2019 and report top line results from our Phase 2 clinical trial in the second half of 2019. We have participated in the North American Cystic Fibrosis Foundation (CFF) CFTR Translational Read-through Workshop and are engaged with CFF on extending our Cystic Fibrosis clinical studies to the United States. Eloxx presented positive new data for its lead investigational drug, ELX-02, at the European Cystic Fibrosis Society (ECFS) Basic Science Conference. In 2018, the European Cystic Fibrosis Society Clinical Trial Network assigned a “high priority” rating to our Phase 2 program.  We have recently initiated a new program studying inherited retinal disease and are conducting IND enabling studies for several ERSG compounds from our library. Eloxx presented at the Sixth Annual Retinal Cell and Gene Therapy Innovation Summit and the Association for Research in Vision and Ophthalmology 2019 Annual Meeting. We entered into a multiyear partnership with the Foundation Fighting Blindness (FFB) to support the inherited retinal degenerative disease registry and educational programs. We presented as part of the FFB “Investing in Cures” 2019 meeting and believe that the ongoing R&D consultation and support provided by the FFB will accelerate our development programs that seek to support patients with ocular disease and high unmet medical need.

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

We believe that our library of related novel small molecules holds the potential to be disease-modifying therapies that may change the course of hundreds of genetic diseases and improve the lives of patients. Our early preclinical data in animal models of nonsense mutations suggests that drug product candidates from our read-through compound library may have potential beneficial effects for each of the following diseases: cystic fibrosis, cystinosis, a variety of inherited retinal diseases (including Usher Syndrome), primary ciliary diskinesia, polycystic kidney disease, mucopolysaccharidosis type 1, Duchenne muscular dystrophy and Rett syndrome, and have demonstrated the potential for beneficial effects in multiple organs such as the brain, eye, kidney, muscles and others. Of the novel compounds in the ERSG Library, approximately 30 compounds have been selected, based on read-through activity, for continued preclinical research and we anticipate additional compounds advancing toward IND filings.

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

In 2018, we entered into a collaboration with Dr. Paul Goodyear at McGill University as part of the Genome Canada Genomic Applications Partnership Program (GAAP), to conduct clinical trials of ELX-02 for the treatment of cystinosis. During 2018, Eloxx submitted an IND to the FDA for the conduct of Phase 2 studies in cystinosis and the IND is now open. The Phase 2 program as discussed with the FDA will enroll no more than 6 patients to evaluate multiple doses of ELX-02 for the primary endpoint of safety and exploratory endpoints that will include white blood cell cystine levels. In support of the cystinosis program where many patients have impaired renal function, we initiated a renal impairment safety study. We are pleased that the cohorts of subjects with mild and moderate renal impairment have been successfully completed. To date, the pharmacokinetic results were as expected with no adverse events.

As part of our clinical program, we have completed a Phase 1 SAD study in a total of 60 healthy volunteers at sites in Israel (ClinicalTrials.gov Identifier: NCT02807961) and Belgium (ClinicalTrials.gov Identifier: NCT03292302). The results of the SAD study were published in the Journal of Clinical Pharmacology in January 2019. Our MAD study is being conducted in Belgium (ClinicalTrials.gov Identifier: NCT03309605). We have initiated the 7th and final cohort of the MAD study in the U.S. and expect to complete the study in the first half of this year.

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

We believe that our cash, cash equivalents and marketable securities of $53.5 million at March 31, 2019 will enable us to meet the anticipated cash needs required to reach top line Phase 2 data in cystic fibrosis and cystinosis in 2019 and maintain our current and planned operations into the second quarter of 2020. Since our inception, we have incurred significant operating losses. As of March 31, 2019, we had an accumulated deficit of $98.1 million. To date, we have financed our operations primarily through equity capital investments, and to a lesser extent, from loans and grants from the Israeli Innovation Authority of the Ministry of Economy and Industry, or the IIA. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it will be many years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

Results of Operations

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements, as well as the reported revenue and expense during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our financial statements presented in this Report are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K. There have been no material changes to our critical accounting policies through March 31, 2019, from those discussed in our Annual Report on Form 10-K filed with the SEC on March 14, 2019.

Results of Operations

The following table summarizes our results of operations for each of the periods presented (in thousands):

	Three Months Ended March 31,		Change
	2019	2018	$	%
Operating expenses:
Research and development	$6,019	$4,394	$1,625	37%
General and administrative	5,958	3,393	2,565	76%
Reverse merger related expenses	—	761	(761)	-100%
Total operating expenses	11,977	8,548	3,429	40%
Loss from operations	(11,977)	(8,548)	(3,429)	40%
Other (income) expense, net	(60)	43	(103)	-240%
Net loss	$(11,917)	$(8,591)	$(3,326)	39%

Research and development expense

Research and development expenses were $6.0 million for the three months ended March 31, 2019 compared to $4.4 million for the same period ended March 31, 2018, an increase of $1.6 million. Research and development expenses increased $0.7 million primarily related to fees incurred for subcontractors, consultants and advisors in connection with ongoing clinical trials and research and development activities and $0.9 million due to an increase in headcount and related salaries, stock-based compensation, and other personnel related costs.

General and administrative expenses

General and administrative expenses were $6.0 million for the three months ended March 31, 2019, compared to $3.4 million for the same period ended March 31, 2018, an increase of $2.6 million. The increase in general and administrative expenses was primarily due to an increase in headcount and related salaries, stock-based compensation, and other personnel related costs of $2.8 million, offset by infrastructure-related costs of $0.2 million, including legal, accounting and other professional fees following the reverse merger.

Reverse merger related expenses

We recorded a decrease of $0.8 million in professional service fees incurred during the three months ended March 31, 2018 related to the reverse merger we completed on December 19, 2017.

Other (income) expense

We recorded $60 thousand in other income for the three months ended March 31, 2019, compared to $43 thousand in other expense for the same period ended March 31, 2018. The increase was primarily due to an increase in interest income of $0.3 million due to our higher cash balance resulting from net proceeds of $53.6 million received from our initial public offering, described below under Principal Financing Activities in April 2018 and proceeds received of $15 million from the issuance of debt in January 2019, offset by interest expense incurred on that debt of $0.3 million.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. Since our inception and through March 31, 2019, we have funded our operations primarily through equity and convertible debt financings in private placements, as described below.

We have a history of net losses and negative cash flows from operating activities since inception, and as of March 31, 2019, had an accumulated deficit of $98.1 million. We expect to continue to incur net losses and use cash in our operations in the foreseeable future. To date, we have not generated revenue from the sale of any product or service and do not expect to generate significant revenue unless and until obtaining marketing approval and commercialization of our product candidates currently in development. A successful transition to profitable operations is dependent upon achieving a level of revenue adequate to support our cost structure.

We have financed our operations primarily from the sale of our equity securities. We may never achieve profitability, and unless and until we do, we will continue to need to raise additional cash to fund our operations. We believe that our cash and cash equivalents of $53.5 million at March 31, 2019 will enable us to meet the anticipated cash needs required to reach top line Phase 2 data in cystic fibrosis and cystinosis in 2019 and maintain our current and planned operations into the second quarter of 2020. Our cash and cash equivalents are highly liquid investments with original maturities of 90 days or less at the date of purchase and consist of cash in operating accounts and secured investments, primarily in U.S. treasuries.

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

Principal Financing Activities

On April 30, 2018, we completed an underwritten public offering of 5,899,500 shares of common stock of the Company at the public offering price of $9.75 per share. We received net proceeds of approximately $53.6 million after deducting underwriting discounts and commissions and estimated offering expenses.

On January 30, 2019, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”), in its capacity as administrative agent, collateral agent and lender, and WestRiver Innovation Lending Fund VIII, L.P. (“WestRiver”). Pursuant to the terms and conditions of the Loan Agreement, the Lenders agreed to extend term loans to us in an aggregate principal amount of up to $25 million, comprised of (i) an initial loan advance of $15 million and (ii) a subsequent loan advance of $10 million, subject to first achieving certain conditions (collectively, the “Term Loan Advances”). The initial term loan was funded on January 30, 2019. The subsequent loan advance is available at our election prior to December 31, 2019 after the occurrence of certain milestone events relating to data from our clinical trials and receipt by us of certain minimum cash proceeds of at least $75 million from an additional equity offering through a private placement or a public offering.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(9,188)	$(5,697)
Net cash used in investing activities	(19)	(57)
Net cash provided by financing activities	5,177	—

Our operating activities used cash of $9.2 million and $5.7 million during the three months ended March 31, 2019 and March 31, 2018, respectively. For the three months ended March 31, 2019, net cash used in operating activities resulted primarily from our net loss of $11.9 million partially offset by non-cash charges of $2.7 million related to stock-based compensation, $33 thousand of depreciation expense and $0.1 million related to our amortization of debt discount. For the three months ended March 31, 2018, net cash used in operating activities resulted primarily from our net loss of $8.6 million partially offset by non-cash charges of $2.1 million related to changes in working capital primarily for accounts payable and accrued expenses and $0.7 million related to stock-based compensation.

Our investing activities used cash of $19 thousand and $57 thousand during the three months ended March 31, 2019 and March 31, 2018, respectively. Cash used in investing activities was primarily for the purchase of property and equipment and deposits on leased office space.

Our financing activities provided cash of $5.2 million for the three months ended March 31, 2019. Cash provided resulted primarily from the issuance of debt of $15 million in January 2019 and proceeds of $0.5 million from the purchase of common stock offset by the purchase of marketable securities of $8.9 million and the payment of taxes of $1.1 million associated with the vesting of restricted stock units. No cash was provided or used by financing activities during the period ended March 31, 2018.

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

In November 2018, we entered into an Equity Distribution Agreement (“the Agreement”) with Citigroup Global Markets Inc. and Cantor Fitzgerald & Co. (collectively, the “Sales Agents”), pursuant to which we may sell and issue shares of our common stock up to an aggregate of $50 million through the Sales Agents. The shares were offered pursuant to the April 2018 Shelf. In January 2019, we sold 35,362 shares of common stock and received net proceeds of $0.7 million. At March 31, 2019, there was approximately $47.0 million available for future sales pursuant to the Agreement.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expense, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

As of March 31, 2019, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2019, our disclosure controls and procedures were effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2019, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The approval process for any product candidate may also be delayed by changes in government regulation, future legislation or administrative action or changes in policy of the FDA and comparable foreign regulatory authorities that occur prior to or during their respective regulatory reviews of such product candidate. Delays in obtaining regulatory approvals with respect to any product candidate may:

•	delay commercialization of, and our ability to derive product revenue from, such product candidate;
•	delay any regulatory-related milestone payments payable under outstanding collaboration agreements;
•	require us to perform costly procedures with respect to such product candidate; or
•	otherwise diminish any competitive advantages that we may have with respect to such product candidate.

We may not obtain the necessary FDA, EMA or other worldwide regulatory approvals to commercialize our product candidates in a timely manner, if at all, which would have a material adverse effect on our business, results of operations and financial condition.

We need FDA approval to commercialize our product candidates in the U.S., EMA approval to commercialize our product candidates in the EU and approvals from other foreign regulatory authorities to commercialize our product candidates elsewhere in the world. In order to obtain FDA approval of any of our product candidates, we must submit to the FDA a NDA demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as preclinical studies, as well as human tests, which are referred to as clinical trials. In the EU, we must submit a Marketing Authorization Application, or MAA, to the EMA. Satisfaction of the FDA’s, the EMA’s and other foreign regulatory authorities’ regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. Even if we comply with all the requests of regulatory authorities, they may ultimately reject any marketing applications that we file for our product candidates, or we might not obtain regulatory clearance in a timely manner if at all. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced or late-stage clinical trials, even after obtaining promising earlier trial results or preliminary findings or other comparable results for such clinical trials. Further, even if favorable testing data is generated during the clinical trials of a product candidate, the applicable regulatory authority may not accept or approve the marketing application filed by a pharmaceutical or biotechnology company for the product candidate. Failure to obtain approval of the FDA, EMA or comparable foreign regulatory authorities of any of our product candidates in a timely manner, if at all, will severely undermine our business, financial condition and results of operation by reducing our potential marketable products and our ability to generate corresponding product revenue.

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

We have a history of net losses and negative cash flows from operating activities since inception, and as of March 31, 2019, had an accumulated deficit of $98.1 million. Historically, we have financed our operations primarily through equity capital investments, and to a lesser extent from loans and grants from the Israeli Innovation Authority of the Ministry of Economy and Industry, or the IIA. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it will be many years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

As of March 31, 2019, we had U.S. federal and state net operating loss, or “NOL”, carry forwards of $89.8 million and $40.0 million, respectively, and federal research tax credit carryforwards of $0.7 million. Certain U.S. NOL carryforwards will begin to expire, if not utilized, beginning in 2019 through 2037, and the research tax credits will expire beginning in 2027 through 2037. Included in these U.S. federal NOL carryforwards are $13.1 million of NOLs generated after the effective date of the Tax Cuts and Jobs Act which are not subject to expiration.  Under the Tax Cuts and Jobs Act, federal NOLs generated in 2018 and future years may be carried forward indefinitely but may not be carried back and are only eligible to offset up to a maximum of 80% of taxable income generated in a given year. It is uncertain if and to what extent various U.S. states will conform their net operating loss rules to the Tax Cuts and Jobs Act.

In general, under Section 382 of the United States Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-ownership change NOLs to offset future taxable income. We may have experienced ownership changes in the past, including in connection with the reverse merger on December 19, 2017 at which time our pre-change U.S. federal NOL carryforward was $77.2 million and research tax credit was $0.7 million. We may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. Although we have not completed our analysis, it is reasonably possible that our federal NOLs available to offset future taxable income could materially decrease. This reduction will be offset by an adjustment to the existing valuation allowance for an equal and offsetting amount. Additionally, our state NOLs available to offset future state income could similarly decrease which would also be offset by an equal and offsetting adjustment to the existing valuation allowance. Given the offsetting adjustments to the existing valuation allowance, any ownership change is not expected to have an adverse material effect on our Consolidated Financial Statements. Finally, as of March 31, 2019, we had Israeli NOL carryforwards of $34.6 million, which carry forward indefinitely.

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

As of December 31, 2018, we owned or licensed 19 issued patents and 34 pending patent applications in the U.S. and abroad, not including U.S. provisional applications. However, with regard to the pending provisional applications, the filing of a patent application does not mean that we will be issued a patent, or that any patent eventually issued will be as broad as requested in the patent application or sufficient to protect our technology. Any modification required to a currently pending patent application may delay the approval of such patent application which could have a material adverse effect on our business, results of operations and financial condition. In addition, there are a number of factors that could cause our current or future issued patents to become invalid or unenforceable or that could cause our pending patent applications to not be granted, including known or unknown prior art, deficiencies in the patent application or lack of originality of the technology. Our competitive position and future revenue will depend in part on our ability and the ability of our licensors and collaborators to obtain and maintain patent protection for our product candidates, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties. However, we cannot predict:

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

Our research offices are located in Israel. Accordingly, political, economic and military conditions in Israel and the surrounding region may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries, and certain militant groups and terrorist organizations. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations and results of operations. Since October 2000, there have been increasing occurrences of terrorist violence in the region. Ongoing and revived hostilities or other Israeli political or economic factors, could negatively affect business conditions in Israel in general and our business in particular.

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

Our research operations in Israel may be disrupted by the obligations of our personnel to perform military service which could have a material adverse effect on our business.

Our employees and consultants in Israel may be obligated to perform one month, and in some cases longer periods, of military reserve duty until they reach the age of 40 (or older, for citizens who hold certain positions in the Israeli armed forces reserves) and, in the event of a military conflict or emergency circumstances, may be called to immediate and unlimited active duty. In the event of severe unrest or other conflict, individuals could be required to serve in the military for extended periods of time. In response to increases in terrorist activity, there have been periods of significant call-ups of military reservists. It is possible that there will be similar large-scale military reserve duty call-ups in the future. Our operations could be disrupted by the absence of a significant number of our Israeli personnel related to military service. Such disruption could adversely affect our business and research operations. Additionally, the absence of a significant number of the employees of our Israeli vendors and contractors related to military service or the absence for extended periods of one or more of their key employees for military service may disrupt their operations.

Because a certain portion of our expenses are incurred in New Israeli Shekels, or NIS, our results of operations may be harmed by currency fluctuations and inflation.

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

Our research and development efforts have been financed, in part, through royalty-bearing grants from the Israel Innovation Authority, or IIA. To date, we have received the aggregate amount of approximately $2.6 million from the IIA for the development of our technologies. With respect to such grants we are required to pay certain royalties (including accrued LIBOR interest) up to $2.7 million. We are required to comply with the requirements of the Israeli Encouragement of Research, Development and Technological Innovation in the Industry Law, 5744-1984, as amended, and related regulations, or the R&D Law, with respect to these past grants. If we fail to comply with the R&D Law, we may be required to refund certain grants previously received and/or to pay interest and penalties and we may become subject to criminal charges.

With respect to such grants, we are obligated to pay royalties at a rate of 3% to 6% from the revenue generated from the sale of product (as well as revenue from associated services) developed using IIA grants up to a maximum amount equal to repayment of the grant proceeds received plus accrued interest. We have not commenced the payment obligation of the royalties since we have not yet generated income, and we have a contingent obligation with respect to such royalty payments including LIBOR interest, in the amount of approximately $2.7 million.

The R&D Law and the regulations promulgated thereunder provide that when a company develops know-how, technology or products using IIA grants, the terms of these grants and the R&D Law restrict the transfer of such know-how, and the transfer of manufacturing or manufacturing rights of such products, technologies or know-how outside of Israel, without the prior approval of the IIA. Therefore, if aspects of our technologies are deemed to have been developed with IIA funding according to the R&D Law, the discretionary approval of the IIA may be required for any assignment and/or transfer to third parties inside or outside of Israel of know-how or transfer outside of Israel of manufacturing or manufacturing rights related to those aspects of such technologies, and may result in payment of increased royalties (both increased royalty rates and increased royalty ceilings) and/or payment of additional amounts to the IIA. Furthermore, the IIA may impose certain conditions on any arrangement under which it permits us to transfer technology or development outside of Israel (including for the purpose of manufacturing). Such approvals may not be granted by the IIA and any conditions imposed may not be acceptable to the Company.

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

Pursuant to the 2013 Plan, the 2008 Plan, and the 2018 Plan, our management is authorized to grant share options and other equity-based awards to our employees, directors and consultants. The 2018 Plan became effective on April 20, 2018. As of March 31, 2019, individuals held share options to purchase an aggregate of 3,921,823 shares of our common stock. If our board of directors elects to increase the number of shares available for future grant by the maximum amount each year, our stockholders may experience additional dilution, which could have a negative effect on our share price.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Report. Where so indicated, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1	Loan and Security Agreement, dated as of January 30, 2019, by and among Silicon Valley Bank, WestRiver Innovation Lending Fund VIII, L.P., Eloxx Pharmaceuticals, Inc. and Eloxx Pharmaceuticals, Ltd.	10-K	001-31326	10.40	March 14, 2019

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
Date: May 9, 2019

	by:	/s/ Gregory Weaver
Gregory Weaver
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)