Form 10-Q
period 2019-06-30
Eloxx Pharmaceuticals, Inc.
filed 2019-08-07
CIK 1035354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

On August 1, 2019, the registrant had 39,939,668 shares of common stock, $0.01 par value per share, outstanding.

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

This Report and the other documents incorporated by reference herein includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe these industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data.

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

PART I. FINANCIAL INFORMATION

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

Item 1. Condensed Consolidated Financial Information

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$49,326	$48,606
Marketable securities	26,973	—
Restricted bank deposit	45	45
Prepaid expenses and other current assets	1,392	1,690
Total current assets	77,736	50,341
Property and equipment, net	214	248
Operating lease right-of-use asset	989	—
Other long-term assets	100	129
Total assets	$79,039	$50,718
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,473	$747
Accrued expenses	5,773	6,938
Current portion of long-term debt	2,231	—
Current portion of operating lease liability	473	—
Taxes payable	43	122
Total current liabilities	10,993	7,807
Long-term debt	12,306	—
Operating lease liability	516	—
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value per share, 500,000,000 shares authorized, 40,043,365 and 35,951,537 shares issued and 39,914,668 and 35,860,114 shares outstanding as of June 30, 2019 and December 31, 2018, respectively	402	360
Common stock in treasury, at cost, 128,697 and 91,423 shares at June 30, 2019 and December 31, 2018, respectively	(1,539)	(1,129)
Additional paid in capital	168,848	129,825
Accumulated other comprehensive income	24	—
Accumulated deficit	(112,511)	(86,145)
Total stockholders’ equity	55,224	42,911
Total liabilities and stockholders' equity	$79,039	$50,718

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$7,340	$4,150	$13,359	$8,544
General and administrative	6,971	9,560	12,929	12,953
Reverse merger related expenses	—	(167)	—	594
Total operating expenses	14,311	13,543	26,288	22,091
Loss from operations	(14,311)	(13,543)	(26,288)	(22,091)
Other expense (income), net	138	(137)	78	(94)
Net loss	$(14,449)	$(13,406)	$(26,366)	$(21,997)

Other Comprehensive Loss:
Net loss	$(14,449)	$(13,406)	$(26,366)	$(21,997)
Unrealized gain from available-for-sale securities	23	—	24	—
Comprehensive loss	$(14,426)	$(13,406)	$(26,342)	$(21,997)

Basic and diluted net loss per share	$(0.40)	$(0.42)	$(0.73)	$(0.74)
Weighted average number of common shares in computing basic and diluted net loss per share	36,278,567	31,839,303	36,098,171	29,695,430

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(26,366)	$(21,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,674	6,913
Depreciation	50	46
Amortization of operating lease right-of-use asset	231	—
Amortization of debt discount	234	—
Amortization of premium and discount on investment	(109)	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	339	(103)
Accounts payable	1,726	568
Accrued expenses	(281)	365
Operating lease liabilities	(231)	—
Taxes payable	(79)	—
Net cash used in operating activities	(18,812)	(14,208)
Cash flows from investing activities:
Purchase of marketable securities	(33,590)	—
Proceeds from maturity of marketable securities	6,750	—
Purchases of property and equipment	(16)	(101)
Cash paid for long-term deposits	(9)	—
Net cash used in investing activities	(26,865)	(101)
Cash flows from financing activities:
Proceeds from the underwritten public offering, net of issuance costs	32,222	53,571
Proceeds from debt financing obligation	15,000	—
Payment of debt issuance costs	(276)	—
Payment for settlement of taxes upon vesting of Restricted Stock Securities	(1,120)	—
Proceeds from sale of Common Stock under Equity Sales Agreement	455	—
Proceeds from issuance of Common Stock on share-based compensation arrangements	116	97
Net cash provided by financing activities	46,397	53,668
Effect of exchange rate on cash	—	2
Increase in cash and cash equivalents	720	39,361
Cash, cash equivalents and restricted cash, beginning of year	48,651	24,151
Cash, cash equivalents and restricted cash, end of period	$49,371	$63,512

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$49,326	$63,412
Restricted cash included in restricted bank deposit	45	100
Total cash, cash equivalents and restricted cash	$49,371	$63,512
Supplemental disclosure of cash flow activities
Cash paid for interest	$400	$—
Cash paid for income taxes	$79	$—
Supplemental disclosure of non-cash financing activities
Non-cash acquisition of treasury shares	$95	$83
Non-cash issuance of shares upon exercise of warrants	$178	$—
Fair value of warrants issued in connection with long-term debt	$421	$—
Final payment in connection with debt financing obligation	$900	$—
Deferred public offering costs in AP and accruals	$172	$—

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Nature of the Business

Eloxx Pharmaceuticals, Inc., together with its wholly-owned subsidiary Eloxx Pharmaceuticals, Ltd. (collectively “Eloxx” or the “Company”), is a clinical-stage biopharmaceutical company developing novel ribonucleic acid (RNA)-modulating drug candidates (designed to be eukaryotic ribosomal selective glycosides (ERSG)) that are formulated to treat rare and ultra-rare premature stop codon diseases. Premature stop codons are point mutations that disrupt the stability of the impacted messenger RNA (mRNA) and the protein synthesis from that mRNA. As a consequence, patients with premature stop codon diseases have reduced levels of, or no, protein from a gene whose product performs an essential function. This type of mutation accounts for some of the most severe phenotypes across genetic diseases. Nonsense mutations have been identified in over 1,800 rare and ultra-rare diseases. Read-through therapeutic development is focused on increasing mRNA stability and enabling functional protein synthesis. As opposed to a typical gene therapy approach of targeting a single, unique mutation in a target disease, this small molecule strategy enables targeting an entire class of mutations across the rare disease landscape. The small molecule approach has the potential to address a range of different premature stop codons in a single gene since the ERSG are targeted to the ribosomes. ELX-02, the Company’s lead investigational drug product candidate, is a small molecule drug candidate designed to restore production of full-length functional proteins. ELX-02 is in the early stages of clinical development for systemic administration for cystic fibrosis and cystinosis. ELX-02 is an investigational drug that has not been approved by any global regulatory body. In addition, the Company recently announced a new program studying intravitreal administration of ERSG compounds for rare inherited retinal disorders with an initial focus on Usher Syndrome. During the quarter ended June 30, 2019, the Company completed a multiple ascending dose (MAD) study for ELX-02 and the clinical program has progressed into Phase 2 studies. In addition, the Company completed a renal study with ELX-02 in subjects with mild, moderate, and severe renal impairment. To date, the preliminary results from the renal impairment study provide support for both continuing the Company’s clinical development programs and evaluating the suitability of its ERSG library for development in additional renal disorders, including autosomal dominant polycystic kidney disease, and cystinuria. The Company’s preclinical candidate pool consists of a library of novel ERSG drug candidates identified based on read-through potential and cytoplasmic ribosomal selectivity.  The Company is headquartered in Waltham, MA, with additional offices in New Jersey, Pennsylvania and Rehovot, Israel.

The Company’s research and development strategy is to target rare or ultra-rare diseases where: a high unmet medical need exists, identified nonsense mutation-bearing patient population is identified, preclinical read-through can be established in predictive personalized medicine models, and a defined path through Orphan Drug development, regulatory approval, patient access and commercialization is identified. The Company believes patient advocacy to be an important element of patient focused drug development and seeks opportunities to collaborate with patient advocacy groups throughout the discovery and development process. The Company’s current clinical program for its lead investigational drug product candidate, ELX-02, includes studies in both cystic fibrosis and cystinosis where the Company expects to report top line cystinosis data early in the fourth quarter and top line cystic fibrosis data before year-end.

Liquidity

The Company has a history of net losses and negative cash flows from operating activities since inception, and as of June 30, 2019, had an accumulated deficit of $112.5 million. The Company expects to continue to incur net losses and use cash in its operations for the foreseeable future. To date, the Company has not generated revenue from the sale of any product or service and does not expect to generate significant revenue unless and until obtaining marketing approval and commercialization of its product candidates currently in development. Successful transition to profitable operations is dependent upon achieving a level of revenue adequate to support the Company’s cost structure.

The Company has financed its operations primarily from the sale of equity securities. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital to fund its operations. The Company believes that its cash, cash equivalents and marketable securities of $76.3 million at June 30, 2019 will enable it to meet anticipated cash needs required to reach top line Phase 2 data in cystic fibrosis and cystinosis in 2019 and maintain the Company’s current and planned operations into the first quarter of 2021. Management intends to fund future operations through private and public debt or equity financing transactions and may seek additional capital through arrangements with strategic partners or from other sources. If the Company is unable to obtain financing, it will evaluate options which may include reducing or deferring operating expenses which may have a material adverse effect on the Company’s operations and future prospects.

2. Summary of Significant Accounting Policies

Basis of presentation and principles of consolidation

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted, as permitted by such rules and regulations. These interim consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the interim periods ended June 30, 2019 and 2018.

The unaudited Condensed Consolidated Statements of Operations includes the Company’s operating expenses related to research and development and general and administrative which were substantially comprised of fees for professional services and employee compensation. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2018, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2019.

Summary of Accounting Policies

The significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2018, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K. During the six months ended June 30, 2019, the Company invested in marketable securities and as a result has provided the following update.

Marketable Securities—All investment instruments with an original maturity date, when purchased, in excess of three months but less than 1 year have been classified as current marketable securities. The Company classifies securities that are available to fund current operations as current assets. These marketable securities are classified as available-for-sale and are carried at fair value. The Company records unrealized gains and losses on available-for-sale debt securities as a component of Accumulated other comprehensive income, which is a separate component of stockholders’ equity on its condensed consolidated balance sheet, until such gains and losses are realized. Realized gains and losses on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. The Company periodically reviews the portfolio of securities to determine whether an other-than-temporary impairment has occurred. No such losses have occurred to date. There were no realized gains or losses on the sale of securities for the three and six months ended June 30, 2019

Below is a summary of cash, cash equivalents and marketable securities at June 30, 2019 (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$49,326	$—	$—	$49,326
Marketable securities - U.S. Treasuries	26,949	24	—	26,973
Total cash, cash equivalents and marketable securities	$76,275	$24	$—	$76,299

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

The fair value hierarchy consists of three levels:

Level 1 - Quoted prices (“unadjusted”) in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities.

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

Financial assets and liabilities are classified within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. The authoritative guidance requires the use of observable market data if such data is available without undue cost and effort. When available, the Company uses unadjusted quoted market prices to measure fair value and classify such items within Level 1. If quoted market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based or independently-sourced market parameters, such as interest and currency rates and comparable transactions. Items valued using internally generated models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, items may be classified in Level 3 even though there may be inputs that are readily observable. If quoted market prices are not available, the valuation model used generally depends on the specific asset or liability being valued. At June 30, 2019, the Company’s financial assets valued based on Level 1 inputs consisted of cash, cash equivalents and marketable securities in a U.S. government money market fund. During the three and six months ended June 30, 2019, the Company did not have any transfers of financial assets between Level 2 and 3.

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

Recent Accounting Pronouncements - Adopted

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

Recent Accounting Pronouncements – Pending Adoption

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, (“ASU 2016-13”). This standard requires that for most financial assets, losses be based on an expected loss approach which includes estimates of losses over the life of exposure that considers historical, current and forecasted information. Expanded disclosures related to the methods used to estimate the losses as well as a specific disaggregation of balances for financial assets are also required. This standard is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods, with early adoption permitted for annual periods beginning after December 15, 2018. The Company is assessing the impact the adoption of ASU 2016-13 may have on its consolidated financial statements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements for fair value measurements. The new standard is effective for the Company on January 1, 2020. Early adoption is permitted. The Company is evaluating the impact the adoption of ASU 2018-13 may have on its disclosures.

3. Prepaids and Other Current Assets

Prepaids and other current assets as of June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	As of
	June 30, 2019	December 31, 2018
Prepaid insurance	$272	$251
Other governmental agencies receivables	27	20
Prepaid research and development	739	864
Prepaid other	354	555
	$1,392	$1,690

4. Property and Equipment

Property and equipment as of June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	As of
	June 30, 2019	December 31, 2018
Computers and software	$146	$146
Office furniture and equipment	164	165
Leasehold improvements	158	141
	468	452
Less: Accumulated depreciation	254	204
Property and equipment, net	$214	$248

Depreciation expense was $17 thousand and $25 thousand for the three months ended June 30, 2019 and 2018 and $50 thousand and $46 thousand for the six months ended June 30, 2019 and 2018, respectively.

5. Accrued Expenses

Accrued expenses as of June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	As of
	June 30, 2019	December 31, 2018
Payroll, bonus and other employee-related expenses	$1,903	$2,562
Research and development expenses	2,315	3,086
Professional services	1,191	985
Accrued interest on debt	100	—
Accrued other	264	305
	$5,773	$6,938

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

Operating lease assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from its operating leases. In determining the length of the lease term to its long-term lease, the Company determined not to consider an embedded renewal option for one operating lease primarily due to i) the renewal rate is at future market rate to be determined and ii) Company does not have significant leasehold improvements that would restrict its ability to consider relocation. The Company applied its incremental borrowing rate based upon information available in determining the present value of the lease payments. The Company’s incremental borrowing rate is determined using a secured borrowing rate for the same currency and term as the associated lease.

Operating lease costs under the leases for the three and six months ended June 30, 2019 were approximately $0.1 million and $0.2 million, respectively. Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred. At lease commencement date, the Company estimated the lease liability and the right of use assets at present value using the Company’s estimated incremental borrowing rate of 8% and determined the initial present value, at inception, of $1.5 million. On January 1, 2019, upon adoption of Topic 842, the Company recorded right to use assets of $1.2 million and a lease liability of $1.2 million. Operating lease assets and obligations are reflected within Operating lease right to use asset, and Operating lease liability, respectively, on the unaudited Condensed Consolidated Balance Sheet. The weighted average remaining lease term at June 30, 2019 was 2.05 years.

The following table summarizes the Company’s maturities of operating lease liabilities as of June 30, 2019 (in thousands):

Remainder of 2019	$276
2020	493
2021	310
Total lease payments	1,079
Less: present value discount	(90)
Total	$989

For comparative purposes, the Company’s aggregate future minimum non-cancellable commitments under operating leases as of December 31, 2018 were as follows (in thousands):

2019	$541
2020	490
2021	310
Total minimum lease payments	$1,341

7. Debt

On January 30, 2019 the Company entered into a Loan and Security Agreement (the “SVB Loan Agreement”) with Silicon Valley Bank (“SVB”) and WestRiver Innovation Lending Fund VIII, L.P. (“WestRiver”, and together with SVB, the “Lenders”). Under the SVB Loan Agreement, the Lenders agreed to extend term loans to the Company in an aggregate principal amount of $25 million, comprised of (i) an initial loan advance of $15 million; and (ii) a subsequent loan advance of $10 million, subject to first achieving certain conditions (collectively, the “Term Loan Advances”). The initial term loan was funded on January 30, 2019. The subsequent term loan advance is available until December 31, 2019 at the Company’s election after the occurrence of certain milestone events relating to data from the Company’s clinical trials and receipt by the Company of certain minimum cash proceeds of at least $75 million from an additional equity offering through a private placement or a public offering.

Any outstanding principal on the Term Loan Advances will accrue interest at a floating rate equal to the greater of (i)5.25% per annum and (i) the sum of 2.5% plus the prime rate, as published in the Wall Street Journal. Interest payments are payable monthly following the funding of a Term Loan advance. On June 30, 2019, the rate was 8%. The Company will be required to make principal payments on the outstanding balance of the Term Loan Advances commencing on February 1, 2020 (the “Term Loan Amortization Date”) in 36 equal monthly installments, plus interest; provided that if the Company has achieved the milestones described above relating to the availability of the subsequent loan advance on or prior to December 31, 2019, then the Term Loan Amortization Date is automatically extended to February 1, 2021. Any amounts outstanding under the Term Loan Advances, if not repaid sooner, are due and payable on January 1, 2023 (the “Maturity Date”).

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

The Company may prepay the outstanding principal balance of the term loans advanced by SVB in whole but not in part, subject to a prepayment fee ranging from 1% to 3% of any amount prepaid, depending upon when the prepayment occurs. The Company will also pay a final payment fee equal to 6% of the total term loans advanced, due upon the earliest of maturity or termination of the SVB Loan Agreement.

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

As of June 30, 2019, the carrying value of the term loan consists of $15.0 million principal outstanding less the debt issuance costs of approximately $1.4 million. The debt issuance costs have been recorded as a debt discount which are being accreted to interest expense through the maturity date of the term loan. Interest expense relating to the term loan for the three and six months ended June 30, 2019 was $0.5 million and $0.7 million, respectively. Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of capitalized loan costs. At June 30, 2019, the effective interest rate was 13.05%. The final maturity payment of $0.9 million is recognized over the life of the term loan through interest expense using the effective interest method.

The Company’s scheduled future principal payments for the long-term debt are as follows (in thousands):

June 30,
2019
Remainder of 2019	$—
2020	4,583
2021	5,000
2022	5,000
2023	417
Total future principal payments	15,000
Less: unamortized discount	(1,363)
Carrying value of long-term debt	13,637
Less: current portion	(2,231)
Add: Final fee due at maturity in 2023	900
Long-term portion	$12,306

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

The Company accounts for its contingent liabilities in accordance with ASC Topic 450 “Contingencies”. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. For the periods ended June 30, 2019 and 2018, the Company was not a party to any litigation that is reasonably possible to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows. Legal costs incurred in connection with loss contingencies are expensed as incurred.

9. Stockholders’ Equity

For accounting purposes, all common stock, preferred stock, warrants, options to purchase common stock and loss per share amounts have been adjusted to give retroactive effect to the exchange ratio and reverse stock split for all periods presented in these condensed unaudited consolidated financial statements.

On April 30, 2018, the Company completed an underwritten public offering of 5,899,500 shares of common stock at the public offering price of $9.75 per share and received net proceeds of approximately $53.6 million after deducting underwriting discounts and commissions and estimated offering expenses.

On June 24, 2019, the Company completed an underwritten public offering of 3,833,334 shares of common stock of the Company at the public offering price of $9.00 per share and received net proceeds of approximately $32.2 million after deducting underwriting discounts and commissions of $2.1 million and estimated offering expenses of $0.2 million.

Transactions related to stockholders’ equity of the Company during the three and six months ended June 30, 2019 were as follows (in thousands, except share amounts):

	Common stock					Treasury stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated deficit	Shares	Amount	Total stockholders' equity
Balance at December 31, 2018	35,860,114	$360	$129,825	$—	$(86,145)	(91,423)	$(1,129)	$42,911
Exercise of stock options	25,000	—	25	—	—	—	—	25
Vesting of restricted shares	25,132	—	—	—	—	(10,467)	(121)	(121)
Issuance of shares from at-the- market sales agreement	35,362	1	454	—	—	—	—	455
Issuance of warrants	—	—	421	—	—	—	—	421
Stock-based compensation	—	—	2,658	—	—	—	—	2,658
Change in unrealized gain (loss) on investments	—	—	—	1	—	—	—	1
Net loss	—	—	—	—	(11,917)	—	—	(11,917)
Balance at March 31, 2019	35,945,608	$361	$133,383	$1	$(98,062)	(101,890)	$(1,250)	$34,433
Exercise of stock options	36,790	—	90	—	—	—	—	90
Issuance of shares upon execution of warrants	44,814	—	178	—	—	(14,893)	(178)	—
Vesting of restricted shares	54,122	3	(3)	—	—	(11,914)	(111)	(111)
Issuance of shares upon equity financing, net of $211 issuance costs	3,833,334	38	32,184	—	—	—	—	32,222
Stock-based compensation	—	—	3,016	—	—	—	—	3,016
Change in unrealized gain (loss) on investments	—	—	—	23	—	—	—	23
Net loss	—	—	—	—	(14,449)	—	—	(14,449)
Balance at June 30, 2019	39,914,668	$402	$168,848	$24	$(112,511)	(128,697)	$(1,539)	$55,224

Transactions related to stockholders’ equity of the Company during the three and six months ended June 30, 2018 were as follows (in thousands, except share amounts):

	Common stock				Treasury stock
	Shares	Amount	Additional Paid-in Capital	Accumulated deficit	Shares	Amount	Total stockholders' equity
Balance at December 31, 2017	27,527,738	$274	$60,047	$(38,960)	—	$—	$21,361
Stock-based compensation	—	—	735	—	—	—	735
Net loss	—	—	—	(8,591)	—	—	(8,591)
Balance at March 31, 2018	27,527,738	$274	$60,782	$(47,551)	—	$—	$13,505
Exercise of stock options	808,443	8	89	—	—	—	97
Issuance of shares upon Technion settlement	569,395	6	(6)	—	—	—	—
Issuance of shares upon execution of warrants	60,989	1	51	—	(3,385)	(52)	—
Issuance of shares upon public offering	5,899,500	60	53,513		—	—	53,573
Repurchase of common shares	(5,076)	—	—	—	(5,000)	(31)	(31)
Stock-based compensation	—	—	6,178	—	—	—	6,178
Net loss	—	—	—	(13,406)	—	—	(13,406)
Balance at June 30, 2018	34,860,989	$349	$120,607	$(60,957)	(8,385)	$(83)	$59,916

Warrants

In connection with the 2019 issuance of debt, the Company granted 40,834 warrants to purchase 40,834 shares of common stock and recorded a charge in Accumulated paid in capital in the amount of $0.4 million reflecting the fair value of the warrants on the date of issuance.

During the three months ended June 30, 2019, a warrant holder exercised their warrant for a total of 59,707 shares at a weighted average exercise price of $3.01. This exercise has been recorded on a non-cash basis net of shares held as treasury stock.

Transactions related to warrants to purchase the Company’s common stock during the six months ended June 30, 2019, were as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life
Warrants outstanding and exercisable at December 31, 2018	347,241	$3.77	3.92
Granted	40,834	11.02	10.00
Exercised	(59,707)	3.01
Forfeited	(4,474)	40.00
Warrants outstanding and exercisable at June 30, 2019	323,894	$4.32	4.25

10. Stock-Based Compensation

Stock Incentive Plans

On March 12, 2018, the Company’s Board of Directors (the “Board”) adopted the 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan became effective on April 20, 2018 upon approval by the stockholders of the Company with the outstanding options and shares available for future grant under the Sevion 2008 Incentive Compensation Plan (the “2008 Plan”) and the Eloxx Limited 2013 Share Ownership and Option Plan (the “2013 Plan”) being assumed by the 2018 Plan and the total number of shares available for awards to employees, non-employee directors and other key personnel increased by 5,000,000 shares. Upon the 2018 Plan becoming effective, the Company ceased granting awards under each of the 2008 Plan and the 2013 Plan.

Equity awards granted have a ten-year contractual life and, upon termination, vested options are generally exercisable between one and three months following the termination date, while unvested options are forfeited immediately.

Summary of Option Activity

Transactions related to the grant of options to employees and directors during the six months ended June 30, 2019 were as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
Options outstanding at December 31, 2018	3,261,719	$13.09	8.56	$11,650,373
Granted	1,123,900	11.13
Exercised	(61,790)	1.87
Forfeited	(85,802)	11.48
Options outstanding at June 30, 2019	4,238,027	$12.70	7.06	$4,038,764
Options exercisable at June 30, 2019	922,759	$19.51	8.42	$1,695,189

The aggregate intrinsic value represents the total intrinsic value (the difference between the deemed fair value of the Company’s Common Stock as of June 30, 2019, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2019. This amount is impacted by the changes in the fair value of the Company’s shares.

Summary of Restricted Stock Unit Activity

Transactions related to the grant of restricted stock units to employees and directors during the six months ended June 30, 2019 were as follows:

	Shares	Weighted average grant date fair value price
Unvested at December 31, 2018	554,147	$9.34
Granted	100,000	11.53
Vested	(101,635)	10.80
Forfeited	—	—
Unvested at June 30, 2019	552,512	$9.59

In December 2017, the Company issued an inducement award outside of the Prior Plans to the Company’s Chief Executive Officer in the form of an option to purchase 22,427 shares of the Company’s common stock with an exercise price per share equal to $8.00, and an award of restricted stock units for 22,427 shares of the Company’s common stock (collectively the “Performance Option Awards”). Subject to continued service through the vesting date, the Performance Option Awards will vest and become immediately exercisable upon the date that marks the first successful completion of a Phase-2B study with respect to any indication. For each of the three months ended June 30, 2019 and June 30, 2018, the Company recognized $24 thousand of expense associated with these awards and for each of the six months ended June 30, 2019 and June 30, 2018, the Company recognized $49 thousand of expense associated with these awards.

In addition, in December 2017, the Company issued an inducement award outside of the Prior Plans to the Company’s Chief Executive Officer in the form of an option to purchase 640,785 shares of the Company’s common stock with an exercise price per share equal to $8.00, and an award of restricted stock units for 640,785 shares of the Company’s common stock (collectively the “Time-Vesting Awards”). Subject to continued service through the vesting date, 1/3 of the Time-Vesting Awards will vest and become immediately exercisable on the first anniversary of the effective date, with an additional 1/12 of the Time-Vesting Awards vesting on each quarterly anniversary of the effective date, provided that vesting of the Time-Vesting Awards shall be subject to acceleration following the achievement of certain milestones.

Stock-based compensation relates to options granted to employees, non-employee directors and non-employees, time-based restricted stock units granted to employees and performance-based options and restricted stock units granted to an employee. The total equity-based compensation expense related to all of the Company’s equity-based awards were recognized as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$744	$329	$1,269	$411
General and administrative	2,272	5,849	4,405	6,502
Total stock-based compensation expenses	$3,016	$6,178	$5,674	$6,913

11. Other Expenses (Income), Net

Other expenses (income), net consisted of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Interest and other income	$(206)	$(145)	$(494)	$(145)
Investment income, net	(129)	—	(131)	—
Interest and other expense	473	8	703	51
Total other expense (income), net	$138	$(137)	$78	$(94)

12. Net Loss Per Share

The loss and the weighted average number of shares used in computing basic and diluted net loss per share for the periods, is as follows (amounts in thousands, except share numbers):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(14,449)	$(13,406)	$(26,366)	$(21,997)
Denominator:
Shares used in computing net loss per share of Common Stock, basic and diluted(1)	36,278,567	31,839,303	36,098,171	29,695,430
Net loss per share of Common Stock, basic and diluted	$(0.40)	$(0.42)	$(0.73)	$(0.74)
(1)	The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as their effect would be anti-dilutive:

	Six months ended June 30,
	2019	2018
Options to purchase common stock	4,238,027	3,870,237
Restricted stock units	552,512	871,064
Warrants	323,894	347,241
Total potential common stock equivalents	5,114,433	5,088,542

13. Reverse Merger

On December 19, 2017, Sevion Therapeutics, Inc. (“Sevion”) acquired Eloxx Pharmaceuticals, Limited (“Eloxx Limited”) pursuant to a merger between the companies (the “Transaction” or “Reverse Merger”). Upon consummation of the Transaction (the “Closing”), Sevion adopted the business plan of Eloxx Limited and discontinued the pursuit of Sevion’s business plan pre-Closing. In connection with the Transaction, Sevion agreed to acquire all of the outstanding capital stock of Eloxx Limited in exchange for the issuance of an aggregate 20,316,656 shares of the Sevion’s common stock, par value $0.01 per share, after giving effect to a 1-for-20 reverse split effected immediately prior to the Transaction. Immediately after giving effect to the Transaction, on December 19, 2017, Sevion changed its name to Eloxx Pharmaceuticals, Inc.

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

Company Overview

We are a clinical-stage biopharmaceutical company developing novel ribonucleic acid (RNA)-modulating drug candidates (designed to be eukaryotic ribosomal selective glycosides (ERSG)) that are formulated to treat rare and ultra-rare premature stop codon diseases. Premature stop codons are point mutations that disrupt the stability of the impacted messenger RNA (mRNA) and the protein synthesis from that mRNA. As a consequence, patients with premature stop codon diseases have reduced levels of, or no, protein from a gene whose product performs an essential function. This type of mutation accounts for some of the most severe phenotypes across genetic diseases. Nonsense mutations have been identified in over 1,800 rare and ultra-rare diseases.  Read-through therapeutic development is focused on increasing mRNA stability and enabling functional protein synthesis. As opposed to a typical gene therapy approach of targeting a single, unique mutation in a target disease, this small molecule strategy enables targeting an entire class of mutations across the rare disease landscape. Our small molecule approach has the potential to address a range of different premature stop codons in a single gene since our ERSG are targeted to the ribosomes. ELX-02, our lead investigational drug product candidate, is a small molecule designed to restore production of full-length functional proteins. ELX-02 is in the early stages of clinical development for systemic administration for cystic fibrosis and cystinosis. ELX-02 is an investigational drug that has not been approved by any global regulatory body. In addition, we recently announced a new program studying intravitreal administration of ERSG compounds for rare inherited retinal disorders with an initial focus on Usher Syndrome.  During the quarter ended June 30, 2019, we completed a multiple ascending dose (MAD) study for ELX-02 and the clinical program has progressed into Phase 2 studies.  In addition, we completed a renal study with ELX-02 in subjects with mild, moderate, and severe renal impairment. To date, the preliminary results from the renal impairment study provide support for both continuing our clinical development programs and evaluating the suitability of our ERSG library for development in additional renal disorders, including autosomal dominant polycystic kidney disease, and cystinuria. Our preclinical candidate pool consists of a library of novel ERSG drug candidates identified based on read-through potential and cytoplasmic ribosomal selectivity.

From the outset, our research and development strategy targets rare or ultra-rare diseases where: a high unmet medical need exists, identified nonsense mutation-bearing patient population is established, preclinical read-through can be established in predictive personalized medicine models, and a defined path through Orphan Drug development, regulatory approval, patient access and commercialization is identifiable. We believe patient advocacy to be an important element of patient focused drug development and seek opportunities to collaborate with patient advocacy groups throughout the discovery and development process. Our current clinical program for our lead investigational drug product candidate, ELX-02 includes studies in both cystic fibrosis and cystinosis.

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

We believe that our library of related novel small molecules holds the potential to be disease-modifying therapies that may change the course of hundreds of genetic diseases and improve the lives of patients. Our early preclinical data in animal models of nonsense mutations suggests that drug product candidates from our read-through compound library may have potential beneficial effects for each of the following diseases: cystic fibrosis, cystinosis, a variety of inherited retinal diseases (including Usher Syndrome), primary ciliary dyskinesia, polycystic kidney disease, mucopolysaccharidosis type 1, Duchenne muscular dystrophy and Rett syndrome, and have shown potential for beneficial effects in multiple organs such as the brain, eye, kidney, muscles and others. Of the novel compounds in the ERSG Library, approximately 30 compounds have been selected, based on read-through activity, for continued preclinical research and we anticipate additional compounds advancing toward Investigation New Drug (IND) filings.

Currently our lead program, ELX-02, is focused on development for cystic fibrosis and cystinosis patients with diagnosed nonsense mutations. With ELX-02, we have completed a Phase 1 single ascending dose (SAD) trial at sites in Israel (ClinicalTrials.gov Identifier: NCT02807961) and Belgium (ClinicalTrials.gov Identifier: NCT03292302), a multiple ascending dose (MAD) trial in Belgium and the U.S. (ClinicalTrials.gov Identifier: NCT03309605) and a renal study in the U.S. (ClinicalTrials.gov Identifier: NCT03776539) with subjects having mild, moderate and severe renal impairment. The results of the SAD study were published in the Journal of Clinical Pharmacology in Drug Development in January 2019. An abstract on the results of the MAD study will be presented at the 2019 North American Cystic Fibrosis Conference (NACFC) on October 31-November 2, 2019 in Nashville, Tennessee.

With the completion of our Phase 1 studies, the program is now focused on our Phase 2 clinical studies. In the U.S., our IND for cystic fibrosis Phase 2 is open and the Cystic Fibrosis Foundation (CFF) has endorsed our protocol. Dr. Ahmet Uluer, Director of the Adult Cystic Fibrosis Program at the Boston Children’s Hospital/ Brigham and Women’s Hospital CF Center, is the lead study investigator in the U.S.   In Europe, our clinical trial application (CTA) has been approved by the Federal Agency for Medicines and Health Products (FAMHP) in Brussels and our Phase 2 protocol has been given a “high priority” ranking by the European Cystic Fibrosis Society Clinical Trial Network. Professor Eitan Kerem, M.D., Head of the Division of Pediatrics, Children’s Hospital, Hadassah Medical Center in Israel will serve as the global lead investigator.  In Canada, our cystinosis CTA is approved and with the support of the Genome Canada Genomic Applications Partnership Program, we are currently enrolling 6 patients in this Phase 2 clinical trial. Dr. Paul Goodyer, Professor of Pediatrics at McGill University will serve as our principal investigator. This trial will evaluate multiple doses of ELX-02 for the primary endpoint of safety and exploratory endpoints that will include white blood cell cystine levels. We expect to report top line cystinosis data early in the fourth quarter and top line cystic fibrosis data before year-end.

We presented positive data in three presentations at the 42nd European Cystic Fibrosis Society Conference on June 5-8, 2019 in Liverpool, U.K., demonstrating that ELX-02 increases functional CFTR protein in organoid, human bronchial epithelial cells, and Ussing chamber systems and restores CFTR mRNA to healthy control levels. We have had three ELX-02 abstracts accepted for presentation at the 2019 North American Cystic Fibrosis Conference (NACFC) on October 31-November 2, 2019 in Nashville, Tennessee.

We have initiated a new program studying inherited retinal disease and are conducting IND enabling studies for several ERSG compounds from our library. We presented at the Ophthalmology Innovation Summit at the 2019 American Society of Retina Specialists (OIS@ASRS) in a special session hosted by Foundation Fighting Blindness (FFB), the 2019 USH Connections Conference, the Sixth Annual Retinal Cell and Gene Therapy Innovation Summit and the Association for Research in Vision and Ophthalmology (ARVO) 2019 Annual Meeting. We entered into a multiyear partnership with the FFB to support its inherited retinal degenerative disease registry and educational programs. We presented as part of the FFB “Investing in Cures” 2019 meeting and we believe that the ongoing research and development consultation and support provided by the FFB will accelerate our development programs that seek to support patients with ocular disease and high unmet medical need. We are also evaluating the suitability of our ERSG library for development in rare renal disorders associated with nonsense mutations, such as autosomal dominant polycystic kidney disease, and cystinuria.

Currently, the European Medicines Agency (EMA) has designated ELX-02 as an orphan medicine for the treatment of cystic fibrosis and mucopolysaccharidosis type I (MPS I), and the FDA has granted orphan drug designation to ELX-02 for the treatment of cystinosis, MPS I, and Rett Syndrome.

We hold worldwide development and commercialization rights to ELX-02 and all other novel compounds in our ESRG library, for all indications, in all territories, under a license from the Technion Research and Development Foundation Ltd. (TRDF). Professor Timor Baasov, the inventor of our compounds, has served as our senior consultant since our incorporation.

We believe that our cash, cash equivalents and marketable securities of $76.3 million at June 30, 2019 will enable us to meet the anticipated cash needs required to reach top line Phase 2 data in cystic fibrosis and cystinosis in 2019 and maintain our current and planned operations into the first quarter of 2021. Since our inception, we have incurred significant operating losses. As of June 30, 2019, we had an accumulated deficit of $112.5 million. To date, we have financed our operations primarily through equity capital investments, and to a lesser extent, from loans and grants from the Israeli Innovation Authority of the Ministry of Economy and Industry, or the IIA. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it will be many years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our financial statements presented in this Report are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K. There have been no material changes to our critical accounting policies through June 30, 2019, from those discussed in our Annual Report on Form 10-K filed with the SEC on March 14, 2019.

Results of Operations

The following table summarizes our results of operations for each of the periods presented (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	$	%	2019	2018	$	%
Operating expenses:
Research and development	$7,340	$4,150	$3,190	77%	$13,359	$8,544	$4,815	56%
General and administrative	6,971	9,560	(2,589)	-27%	12,929	12,953	(24)	0%
Reverse merger related expenses	—	(167)	167	-100%	—	594	(594)	-100%
Total operating expenses	14,311	13,543	768	6%	26,288	22,091	4,197	19%
Loss from operations	(14,311)	(13,543)	(768)	6%	(26,288)	(22,091)	(4,197)	19%
Other expense (income), net	138	(137)	275	-201%	78	(94)	172	-183%
Net loss	$(14,449)	$(13,406)	$(1,043)	8%	$(26,366)	$(21,997)	$(4,369)	20%

Research and development expense

Research and development expenses were $7.3 million for the three months ended June 30, 2019 compared to $4.2 million for the same period ended June 30, 2018, an increase of $3.2 million. Research and development expenses increased $2.2 million primarily related to fees incurred for subcontractors, consultants and advisors in connection with ongoing clinical trials and research and development activities and $1.0 million due to an increase in headcount and related salaries, stock-based compensation, and other personnel related costs. Research and development expenses for the three months ended June 30, 2019 and June 30, 2018 included non-cash stock-based compensation expense totaling $0.7 million and $0.3 million, respectively.

Research and development expenses were $13.3 million for the six months ended June 30, 2019 compared to $8.5 million for the same period ended June 30, 2018, an increase of $4.8 million. Research and development expenses increased $2.9 million primarily related to fees incurred for subcontractors, consultants and advisors in connection with ongoing clinical trials and research and development activities and $1.9 million due to an increase in headcount and related salaries, stock-based compensation, and other personnel related costs. Research and development expenses for the six months ended June 30, 2019 and June 30, 2018 included non-cash stock-based compensation expense totaling $1.3 million and $0.4 million, respectively.

General and administrative expenses

General and administrative expenses were $7.0 million for the three months ended June 30, 2019, compared to $9.6 million for the same period ended June 30, 2018, a decrease of $2.6 million. The decrease in general and administrative expenses was primarily due to a decrease in non-cash stock-based compensation offset by higher personnel, other personnel related costs, stock-based compensation and other infrastructure-related costs of $1.0 million, including legal, accounting and other professional fees following the reverse merger. General and administrative expenses for the three months ended June 30, 2019 and June 30, 2018 included non-cash stock-based compensation expense totaling $2.3 million and $5.8 million, respectively.

General and administrative expenses were $12.9 million for the six months ended June 30, 2019, compared to $13.0 million for the same period ended June 30, 2018, a decrease of $24 thousand. This change was primarily the result of higher personnel costs offset by lower non-cash stock-based compensation and other infrastructure-related costs, including legal, accounting and other professional fees following the reverse merger. General and administrative expenses for the six months ended June 30, 2019 and June 30, 2018 included non-cash stock-based compensation expense totaling $4.4 million and $6.5 million, respectively.

Reverse merger related expenses

During the three months ended June 30, 2018, we recorded a decrease in reverse merger related expenses of $0.2 million in professional service fees incurred. During the six months ended June 30, 2018, we recorded $0.6 million in professional service fees for the six months ended June 30, 2018, related to the reverse merger we completed on December 19, 2017. There was no reverse merger related expenses recorded during the three and six months ended June 30, 2019.

Other expense (income), net

We recorded $138 thousand in other expense, net for the three months ended June 30, 2019, compared to $137 thousand in other income, net for the same period ended June 30, 2018. The change in other expense, net was primarily due to an increase in debt issuance costs and interest expense of $0.5 million associated with our bank debt issued in first quarter of 2019 offset by interest income of $0.2 million. Our interest income increase was primarily due to higher cash resulting from $32.2 million received from our public offering in June 2019.

We recorded $78 thousand in other expense, net for the six months ended June 30, 2019, compared to $94 thousand in other income, net for the same period ended June 30, 2018. The change in other expense, net was primarily due to an increase in debt issuance costs and interest expense of $0.7 million associated with our bank debt issued in the first quarter of 2019 offset by interest income $0.5 million for the same reason described above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. Since our inception and through June 30, 2019, we have funded our operations primarily through equity and capital investments.

We have a history of net losses and negative cash flows from operating activities since inception, and as of June 30, 2019, had an accumulated deficit of $112.5 million. We expect to continue to incur net losses and use cash in our operations in the foreseeable future. To date, we have not generated revenue from the sale of any product or service and do not expect to generate significant revenue unless and until obtaining marketing approval and commercialization of our product candidates currently in development. A successful transition to profitable operations is dependent upon achieving a level of revenue adequate to support our cost structure.

We have financed our operations primarily from the sale of our equity securities. We may never achieve profitability, and unless and until we do, we will continue to need to raise additional cash to fund our operations. We believe that our cash, cash equivalents and marketable securities of $76.3 million at June 30, 2019 will enable us to meet the anticipated cash needs required to reach top line Phase 2 data in cystic fibrosis and cystinosis in 2019 and maintain our current and planned operations into the first quarter of 2021. Our cash and cash equivalents are highly liquid investments with original maturities of 90 days or less at the date of purchase and consist of cash in operating accounts and secured investments, primarily in U.S. treasuries.

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

Principal Financing Activities

On April 30, 2018, we completed an underwritten public offering of 5,899,500 shares of common stock at the public offering price of $9.75 per share (the “2018 Offering”). We received net proceeds of approximately $53.6 million after deducting underwriting discounts and commissions and estimated offering expenses.

In November 2018, we entered into an Equity Distribution Agreement (“the Agreement”) with Citigroup Global Markets Inc. and Cantor Fitzgerald & Co. (collectively, the “Sales Agents”), pursuant to which we may sell and issue shares of our common stock up to an aggregate of $50 million through the Sales Agents. The shares were offered pursuant to the April 2018 Shelf. In January 2019, we sold 35,362 shares of common stock and received net proceeds of $0.7 million. At June 30, 2019, there was approximately $47 million available for future sales pursuant to the Agreement.

On January 30, 2019, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”), in its capacity as administrative agent, collateral agent and lender, and WestRiver Innovation Lending Fund VIII, L.P. (“WestRiver”, together with SVB, the “Lenders”). Pursuant to the terms and conditions of the Loan Agreement, the Lenders agreed to extend term loans to us in an aggregate principal amount of up to $25 million, comprised of (i) an initial loan advance of $15 million and (ii) a subsequent loan advance of $10 million, subject to first achieving certain conditions (collectively, the “Term Loan Advances”). The initial term loan was funded on January 30, 2019. The subsequent loan advance is available at our election prior to December 31, 2019 after the occurrence of certain milestone events relating to data from our clinical trials and receipt by us of certain minimum cash proceeds of at least $75 million from an additional equity offering through a private placement or a public offering.

On June 24, 2019, we completed an underwritten public offering of 3,833,334 shares of common stock at the public offering price of $9.00 per share (the “2019 Offering”). We received net proceeds of approximately $32.2 million after deducting underwriting discounts and commissions and estimated offering expenses.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(18,812)	$(14,208)
Net cash used in investing activities	(26,865)	(101)
Net cash provided by financing activities	46,397	53,668

Our operating activities used cash of $18.8 million and $14.2 million during the six months ended June 30, 2019 and June 30, 2018, respectively. For the six months ended June 30, 2019, net cash used in operating activities resulted primarily from our net loss of $26.4 million partially offset by total non-cash charges of $6.1 million and total changes in working capital of $1.5 million. Non-cash charges primarily related to $5.7 million of stock-based compensation, $0.2 million of amortization of our lease asset, $0.2 million of our amortization of debt discount and $50 thousand of depreciation expense offset by $0.1 million of amortization on our investments. Changes in working capital were primarily related to higher prepaid and other current assets of $0.3 million and higher payables. For the six months ended June 30, 2018, net cash used in operating activities resulted primarily from our net loss of $22.0 million partially offset by non-cash charges of $6.9 million related to stock-based compensation, and $0.8 million related to changes in working capital.

Our investing activities used cash of $26.9 million and $101 thousand during the six months ended June 30, 2019 and June 30, 2018, respectively. For the six months ended June 30, 2019, cash used in investing activities was primarily for the purchase of marketable securities of $33.6 million offset by proceeds of $6.8 million received upon the maturity of marketable securities. For the six months ended June 30, 2018, cash used in investing activities was primarily for the purchase of property and equipment and deposits on leased office space.

Our financing activities provided cash of $46.4 million and $53.7 million during the six months ended June 30, 2019 and June 30, 2018, respectively. For the six months ended June 30, 2019, net cash provided by financing activities resulted primarily from net proceeds of $32.2 million from the 2019 offering, issuance of debt of $15 million in January 2019 and proceeds of $0.6 million from the purchase of common stock offset by the payment of taxes of $1.1 million associated with the vesting of restricted stock units. For the six months ended June 30, 2018, net cash provided by financing activities resulted primarily from net proceeds from the 2018 Offering of $53.6 million and $0.1 million of proceeds from stock-based compensation arrangements.

Form S-3 and Equity Sales Agreement

On April 10, 2018, we filed a shelf registration statement (“April 2018 Shelf”) on Form S-3 with the Securities and Exchange Commission (the “SEC”). The April 2018 Shelf (File No. 333-224207) was declared effective on April 20, 2018 and covers the offering, issuance and sale of up to $125 million of our common stock, preferred stock, debt securities or warrants and other securities, either individually or in combination.

On November 16, 2018, we filed a shelf registration statement (“November 2018 Shelf”) on Form S-3 with the SEC. The November 2018 Shelf (File No. 333-228430) was declared effective on November 21, 2018 and covers the offering, issuance and sale of up to $200 million of our common stock, preferred stock, debt securities or warrants and other securities, either individually or in combination.

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

As of June 30, 2019, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2019, our disclosure controls and procedures were effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2019, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a history of net losses and negative cash flows from operating activities since inception, and as of June 30, 2019, had an accumulated deficit of $112.5 million. Historically, we have financed our operations primarily through equity capital investments, and to a lesser extent from loans and grants from the Israeli Innovation Authority of the Ministry of Economy and Industry, or the IIA. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it will be many years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

Accordingly, despite the public offerings in April 2018 and June 2019, we will need substantial additional funding in connection with our continuing operations and to achieve our goals. However, our existing cash and cash equivalents may prove to be insufficient for these activities. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs, product portfolio expansion or future commercialization efforts. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional financing due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our operating plans.

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

As of June 30, 2019, we had U.S. federal and state net operating loss, or “NOL”, carry forwards of $89.8 million and $40.0 million, respectively, and federal research tax credit carryforwards of $0.7 million. Certain U.S. NOL carryforwards will begin to expire, if not utilized, beginning in 2019 through 2037, and the research tax credits will expire beginning in 2027 through 2037. Included in these U.S. federal NOL carryforwards are $13.1 million of NOLs generated after the effective date of the Tax Cuts and Jobs Act which are not subject to expiration.  Under the Tax Cuts and Jobs Act, federal NOLs generated in 2018 and future years may be carried forward indefinitely but may not be carried back and are only eligible to offset up to a maximum of 80% of taxable income generated in a given year. It is uncertain if and to what extent various U.S. states will conform their net operating loss rules to the Tax Cuts and Jobs Act.

In general, under Section 382 of the United States Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-ownership change NOLs to offset future taxable income. We may have experienced ownership changes in the past, including in connection with the reverse merger on December 19, 2017 at which time our pre-change U.S. federal NOL carryforward was $77.2 million and research tax credit was $0.7 million. We may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. Although we have not completed our analysis, it is reasonably possible that our federal NOLs available to offset future taxable income could materially decrease. This reduction will be offset by an adjustment to the existing valuation allowance for an equal and offsetting amount. Additionally, our state NOLs available to offset future state income could similarly decrease which would also be offset by an equal and offsetting adjustment to the existing valuation allowance. Given the offsetting adjustments to the existing valuation allowance, any ownership change is not expected to have an adverse material effect on our Consolidated Financial Statements. Finally, as of June 30, 2019, we had Israeli NOL carryforwards of $34.6 million, which carry forward indefinitely.

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

Our common stock began trading on The Nasdaq Global Market on April 26, 2018 under the symbol “ELOX.” The trading price of our common stock has been volatile and may continue to be volatile and subject to wide fluctuations in the future. Many factors could have an impact on our stock price, including fluctuations in our or our competitors’ operating results, clinical trial results or adverse events associated with our product candidates, product development by us or our competitors, changes in laws, including healthcare, regulatory, tax or intellectual property laws, intellectual property developments, acquisitions or other strategic transactions, changes in financial or operational estimates or projections and the perceptions of our investors that we are not performing or meeting expectations. The trading price of the common stock of many biopharmaceutical companies, including ours, has experienced extreme price and volume fluctuations, which have at times been unrelated to the operating performance of the companies whose stocks were affected. In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of shares of our common stock.

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

Pursuant to the 2018 Plan, our management is authorized to grant share options and other equity-based awards to our employees, directors and consultants. The 2018 Plan became effective on April 20, 2018. As of June 30, 2019, individuals held share options to purchase an aggregate of 4,238,027 shares of our common stock. If our board of directors elects to increase the number of shares available for future grant by the maximum amount each year, our stockholders may experience additional dilution, which could have a negative effect on our share price.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2019, a warrant holder exercised a warrant for a total of 59,707 shares at a weighted average exercise price of $3.01. This exercise has been recorded on a non-cash basis net of shares held as treasury stock. The share issuance to the warrant holder was effected without registration under the Securities Act of 1933 (the “Act”) in reliance upon exemptions from registration provided under Section 4(2) of the Act.

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

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1	Underwriting Agreement, dated as of June 20, 2019, by and among Eloxx Pharmaceuticals, Inc., Citigroup Global Markets Inc. and Piper Jaffray & Co..	8-K	001-31326	1.1	June 21, 2019

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
Date: August 7, 2019

	by:	/s/ Gregory Weaver
Gregory Weaver
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)