Form 10-Q
period 2019-09-30
Eloxx Pharmaceuticals, Inc.
filed 2019-11-06
CIK 1035354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

On November 1, 2019, the registrant had 40,002,654 shares of common stock, $0.01 par value per share, outstanding.

ELOXX PHARMACEUTICALS, INC.

Special Note Regarding Forward-Looking Statements

Eloxx Pharmaceuticals, Inc., together with its subsidiaries, is collectively referred to herein as “we,” “our,” “us,” “Eloxx” or the “Company”. Hyperlinks and web addresses are provided as a convenience and for informational purposes only. Eloxx bears no responsibility for the security or content of external websites.

This Quarterly Report on Form 10-Q, or this Report, and the other documents we have filed with the SEC that are incorporated herein by reference, contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. In particular, you should consider the numerous risks described in the “Risk Factors” section in this Report.

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

This Report and the other documents incorporated by reference herein may include statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe these industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data.

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
•

risks related to our ability to obtain adequate financing in the future through product licensing, public or private equity or debt financing or otherwise, as well as general business conditions, competition, and the availability of qualified personnel.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Information

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$22,155	$48,606
Marketable securities	42,781	—
Restricted bank deposit	40	45
Prepaid expenses and other current assets	1,878	1,690
Total current assets	66,854	50,341
Property and equipment, net	220	248
Operating lease right-of-use asset	870	—
Other long-term assets	113	129
Total assets	$68,057	$50,718
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,687	$747
Accrued expenses	5,145	6,938
Current portion of long-term debt	3,488	—
Advances from collaboration partners	403	—
Current portion of operating lease liability	461	—
Taxes payable	43	122
Total current liabilities	11,227	7,807
Long-term debt	11,193	—
Operating lease liability	409	—
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value per share, 500,000,000 shares authorized, 40,117,186 and 35,951,537 shares issued and 39,977,654 and 35,860,114 shares outstanding as of September 30, 2019 and December 31, 2018, respectively	404	360
Common stock in treasury, at cost, 139,532 and 91,423 shares at September 30, 2019 and December 31, 2018, respectively	(1,585)	(1,129)
Additional paid-in capital	171,783	129,825
Accumulated other comprehensive income	12	—
Accumulated deficit	(125,386)	(86,145)
Total stockholders’ equity	45,228	42,911
Total liabilities and stockholders' equity	$68,057	$50,718

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$6,801	$5,415	$20,160	$13,959
General and administrative	5,978	5,945	18,907	18,898
Reverse merger related expenses	—	—	—	594
Total operating expenses	12,779	11,360	39,067	33,451
Loss from operations	(12,779)	(11,360)	(39,067)	(33,451)
Other expense (income), net	96	(199)	174	(293)
Net loss	$(12,875)	$(11,161)	$(39,241)	$(33,158)

Other Comprehensive Loss:
Net loss	$(12,875)	$(11,161)	$(39,241)	$(33,158)
Unrealized gain (loss) from available-for-sale securities	(12)	—	12	—
Comprehensive loss	$(12,887)	$(11,161)	$(39,229)	$(33,158)

Basic and diluted net loss per share	$(0.32)	$(0.32)	$(1.05)	$(1.05)
Weighted average number of common shares in computing basic and diluted net loss per share	39,944,324	35,005,979	37,394,310	31,485,067

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(39,241)	$(33,158)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	8,631	9,608
Depreciation	68	121
Loss on disposal of property and equipment	—	12
Amortization of operating lease right-of-use asset	350	—
Amortization of debt discount	378	—
Amortization of premium and discount on investment	(228)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(150)	(401)
Other assets	—	(41)
Advances from collaboration partners	403	—
Accounts payable	940	(178)
Accrued expenses	(856)	1,730
Operating lease liabilities	(350)	—
Taxes payable	(79)	—
Net cash used in operating activities	(30,134)	(22,307)
Cash flows from investing activities:
Purchases of marketable securities	(56,041)	—
Proceeds from maturity of marketable securities	13,500	6
Purchases of property and equipment	(40)	(133)
Cash paid for long-term deposits	(22)	(11)
Net cash used in investing activities	(42,603)	(138)
Cash flows from financing activities:
Proceeds from underwritten public offerings, net of issuance costs	32,169	53,573
Proceeds from debt financing obligation	15,000	—
Payment of debt issuance costs	(276)	—
Payment for settlement of taxes upon vesting of restricted stock securities	(1,215)	—
Proceeds from sale of common stock under equity sales agreement	455	—
Proceeds from issuance of common stock on share-based compensation arrangements	148	103
Net cash provided by financing activities	46,281	53,676
(Decrease) increase in cash, cash equivalents and restricted cash	(26,456)	31,231
Cash, cash equivalents and restricted cash, beginning of period	48,651	24,151
Cash, cash equivalents and restricted cash, end of period	$22,195	$55,382
Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets
Cash and cash equivalents	$22,155	$55,336
Restricted cash included in restricted bank deposit	40	46
Total cash, cash equivalents and restricted cash	$22,195	$55,382

Supplemental disclosure of cash flow activities
Cash paid for interest	$703	$—
Cash paid for income taxes	$79	$—
Capital expenditures in liabilities for purchases of property, plant and equipment	$—	$104
Supplemental disclosure of non-cash financing activities
Non-cash acquisition of treasury shares	$46	$83
Non-cash issuance of shares upon exercise of warrants	$178	$—
Fair value of warrants issued in connection with long-term debt	$421	$—

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Nature of the Business

Eloxx Pharmaceuticals, Inc., together with its subsidiaries (collectively “Eloxx” or the “Company”), is a clinical-stage biopharmaceutical company developing novel ribonucleic acid (RNA)-modulating drug candidates, each designed to be a eukaryotic ribosomal selective glycoside (ERSG), formulated to treat rare and ultra-rare premature stop codon diseases. Premature stop codons are point mutations that disrupt the stability of the impacted messenger RNA (mRNA) and the protein synthesis from that mRNA. As a consequence, patients with premature stop codon diseases have reduced levels of, or no, protein from a gene whose product performs an essential function. This type of mutation accounts for some of the most severe phenotypes across genetic diseases. Nonsense mutations have been identified in over 1,800 rare and ultra-rare diseases. Read-through therapeutic development is focused on increasing mRNA stability and enabling functional protein synthesis. As opposed to a typical gene therapy approach of targeting a single, unique mutation in a target disease, this small molecule strategy enables targeting an entire class of mutations across the rare disease landscape. The small molecule approach has the potential to address a range of different premature stop codons in a single gene since the ERSG compounds are targeted to the ribosomes. ELX-02, the Company’s lead investigational drug product candidate, is a small molecule designed to restore production of full-length functional proteins. ELX-02 is in clinical development for systemic administration for cystic fibrosis and nephropathic cystinosis. ELX-02 is an investigational drug that has not been approved by any global regulatory body. In addition, the Company recently announced a new program studying intravitreal administration of ERSG compounds for rare inherited retinal disorders with an initial focus on Usher Syndrome. During the quarter ended September 30, 2019, the Company advanced its clinical program for ELX-02 into Phase 2 studies in cystic fibrosis and nephropathic cystinosis. The Company also completed a renal impairment study with ELX-02 in subjects with mild, moderate, and severe renal impairment. The results from the renal impairment study provide support for both continuing the Company’s clinical development programs and evaluating the suitability of its ERSG library for development in additional renal disorders, including autosomal dominant polycystic kidney disease and cystinuria. The Company’s preclinical candidate pool consists of a library of novel ERSG drug candidates identified based on read-through potential and cytoplasmic ribosomal selectivity.  The Company is headquartered in Waltham, MA, with additional offices in New Jersey, Pennsylvania and Rehovot, Israel.

The Company’s research and development strategy is to target rare or ultra-rare diseases where a high unmet medical need exists, a nonsense mutation-bearing patient population is established, preclinical read-through can be established in predictive personalized medicine models, and a defined path through Orphan Drug development, regulatory approval, patient access and commercialization is identified. The Company believes patient advocacy to be an important element of patient focused drug development and seeks opportunities to collaborate with patient advocacy groups throughout the discovery and development process. The Company’s current clinical program for its lead investigational drug product candidate, ELX-02, includes studies in both cystic fibrosis and nephropathic cystinosis.

During the quarter ended September 30, 2019, the Company announced that the Cystic Fibrosis Foundation (the “CF Foundation”) is providing funding for a portion of the U.S. Phase 2 cystic fibrosis clinical trial and that it will form a joint program advisory group with the CF Foundation focused on the development of ELX-02 for cystic fibrosis. The Cystic Fibrosis Therapeutics Development Network (“TDN”) has sanctioned the Phase 2 study protocol, which will be conducted at TDN member sites.

Liquidity

The Company has a history of net losses and negative cash flows from operating activities since inception, and as of September 30, 2019, had an accumulated deficit of $125.4 million. The Company expects to continue to incur net losses and use cash in its operations for the foreseeable future. To date, the Company has not generated revenue from the sale of any product or service and does not expect to generate significant revenue unless and until it obtains marketing approval for and commercializes its product candidates currently in development. Successful transition to profitable operations is dependent upon achieving a level of revenue adequate to support the Company’s cost structure.

The Company has financed its operations primarily from the sale of equity securities and to a lesser extent, loans and grants. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital to fund its operations. The Company believes that its cash, cash equivalents and marketable securities of $64.9 million at September 30, 2019 will enable it to meet anticipated cash needs required to reach top line Phase 2 data in cystic fibrosis and in cystinosis and maintain the Company’s current and planned operations into the first quarter of 2021. Management intends to fund future operations through private and public debt or equity financing transactions and may seek additional capital through arrangements with strategic partners or from other sources. If the Company is unable to obtain financing, it will evaluate options which may include reducing or deferring operating expenses, which may have a material adverse effect on the Company’s operations and future prospects.

2. Summary of Significant Accounting Policies

Basis of presentation and principles of consolidation

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted, as permitted by such rules and regulations. These interim consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the interim periods ended September 30, 2019 and 2018.

The unaudited Condensed Consolidated Statements of Operations include the Company’s operating expenses related to research and development and general and administrative activities which were substantially comprised of fees for professional services and employee compensation. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2018, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2019.

Summary of Accounting Policies

The significant accounting policies and estimates used in the preparation of the condensed consolidated financial statements are described in the Company’s audited financial statements as of and for the year ended December 31, 2018, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K. During the nine months ended September 30, 2019, the Company invested in marketable securities and as a result has provided the following update.

Marketable Securities—All investment instruments with an original maturity date, when purchased, in excess of three months but less than 1 year have been classified as current marketable securities. The Company classifies securities that are available to fund current operations as current assets. These marketable securities are classified as available-for-sale and are carried at fair value. The Company records unrealized gains and losses on available-for-sale debt securities as a component of accumulated other comprehensive income, which is a separate component of stockholders’ equity on its condensed consolidated balance sheet, until such gains and losses are realized. Realized gains and losses on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. The Company periodically reviews the portfolio of securities to determine whether an other-than-temporary impairment has occurred. No such losses have occurred to date. There were no realized gains or losses on the sale of securities for the three and nine months ended September 30, 2019.

Below is a summary of cash, cash equivalents and marketable securities at September 30, 2019 (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$22,155	$—	$—	$22,155
Marketable securities - U.S. treasuries	42,769	15	(3)	42,781
Total cash, cash equivalents and marketable securities	$64,924	$15	$(3)	$64,936

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

Financial assets and liabilities are classified within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. The authoritative guidance requires the use of observable market data if such data is available without undue cost and effort. When available, the Company uses unadjusted quoted market prices to measure fair value and classify such items within Level 1. If quoted market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based or independently-sourced market parameters, such as interest and currency rates and comparable transactions. Items valued using internally generated models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, items may be classified in Level 3 even though there may be inputs that are readily observable. If quoted market prices are not available, the valuation model used generally depends on the specific asset or liability being valued. At September 30, 2019, the Company’s financial assets valued based on Level 1 inputs consisted of cash, cash equivalents and marketable securities (U.S. treasuries). During the three and nine months ended September 30, 2019, the Company did not have any transfers of financial assets between Level 2 and 3.

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

Recent Accounting Pronouncements – Adopted

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

Recent Accounting Pronouncements – Pending Adoption

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This standard requires that for most financial assets, losses be based on an expected loss approach which includes estimates of losses over the life of exposure that considers historical, current and forecasted information. Expanded disclosures related to the methods used to estimate the losses as well as a specific disaggregation of balances for financial assets are also required. This standard is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods, with early adoption permitted for annual periods beginning after December 15, 2018. The Company is assessing the impact the adoption of ASU 2016-13 may have on its consolidated financial statements.

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

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	As of
	September 30, 2019	December 31, 2018
Prepaid research and development	$667	$864
Prepaid other	533	555
Other receivable	403	—
Prepaid insurance	269	251
Other governmental agencies receivables	6	20
	$1,878	$1,690

4. Property and Equipment

Property and equipment as of September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	As of
	September 30, 2019	December 31, 2018
Computers and software	$170	$146
Office furniture and equipment	164	165
Leasehold improvements	158	141
	492	452
Less: Accumulated depreciation	(272)	(204)
Property and equipment, net	$220	$248

Depreciation expense was $18 thousand and $75 thousand for the three months ended September 30, 2019 and 2018 and $68 thousand and $121 thousand for the nine months ended September 30, 2019 and 2018, respectively.

5. Accrued Expenses

Accrued expenses as of September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	As of
	September 30, 2019	December 31, 2018
Research and development expenses	$2,032	$3,086
Payroll, bonus and other employee-related expenses	1,983	2,562
Professional services	801	985
Accrued other	233	305
Accrued interest on debt	96	—
	$5,145	$6,938

6. Leases

The Company adopted the new lease accounting standard, Topic 842, effective January 1, 2019. The Company has elected the ‘package of practical expedients’, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. In addition, the Company elected not to apply Topic 842 to arrangements with lease terms of 12 months or less. The Company has operating leases for its principal offices in the U.S. and Israel.

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

Operating lease costs under the leases for the three and nine months ended September 30, 2019 were approximately $0.1 million and $0.4 million, respectively. Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred. At lease commencement date, the Company estimated the lease liability and the right-of-use assets at present value using the Company’s estimated incremental borrowing rate of 8% and determined the initial present value, at inception, of $1.5 million. On January 1, 2019, upon adoption of Topic 842, the Company recorded right-of-use assets of $1.2 million and lease liabilities of $1.2 million. These assets and obligations are reflected within ‘Operating lease right-of-use asset’, and ‘Operating lease liability’, respectively, on the unaudited Condensed Consolidated Balance Sheet. The weighted average remaining lease term at September 30, 2019 was 1.8 years.

The following table summarizes the Company’s maturities of operating lease liabilities as of September 30, 2019 (in thousands):

Remainder of 2019	$138
2020	493
2021	310
Total lease payments	941
Less: present value discount	(71)
Total	$870

For comparative purposes, the Company’s aggregate future minimum non-cancellable commitments under operating leases as of December 31, 2018 were as follows (in thousands):

2019	$541
2020	490
2021	310
Total minimum lease payments	$1,341

7. Debt

On January 30, 2019, the Company entered into a Loan and Security Agreement (the “SVB Loan Agreement”) with Silicon Valley Bank (“SVB”) and WestRiver Innovation Lending Fund VIII, L.P. (“WestRiver”, and together with SVB, the “Lenders”). Under the SVB Loan Agreement, the Lenders agreed to extend term loans to the Company in an aggregate principal amount of $25.0 million, comprised of (i) an initial loan advance of $15.0 million; and (ii) a subsequent loan advance of $10.0 million, subject to first achieving certain conditions (collectively, the “Term Loan Advances”). The initial term loan was funded on January 30, 2019. The subsequent term loan advance is available until December 31, 2019 at the Company’s election after the occurrence of certain milestone events relating to data from the Company’s clinical trials and receipt by the Company of certain minimum cash proceeds of at least $75 million from an additional equity offering through a private placement or a public offering.

Any outstanding principal on the Term Loan Advances will accrue interest at a floating rate equal to the greater of (i) 5.25% per annum and (i) the sum of 2.5% plus the prime rate, as published in the Wall Street Journal. Interest payments are payable monthly following the funding of a Term Loan advance. On September 30, 2019, the rate was 7.65%. The Company will be required to make principal payments on the outstanding balance of the Term Loan Advances commencing on February 1, 2020 (the “Term Loan Amortization Date”) in 36 equal monthly installments, plus interest; provided that if the Company has achieved the milestones described above relating to the availability of the subsequent loan advance on or prior to December 31, 2019, then the Term Loan Amortization Date is automatically extended to February 1, 2021. Any amounts outstanding under the Term Loan Advances, if not repaid sooner, are due and payable on January 1, 2023 (the “Maturity Date”).

In conjunction with the initial loan advance, the Company issued warrants (the “Warrants”) to SVB and WestRiver to purchase an aggregate of 40,834 shares of the Company’s common stock at a warrant exercise price of $11.02 (subject to certain adjustments), which price was calculated using the 10-day average bid price of the Company’s common stock prior to the date of the SVB Loan Agreement. If the subsequent term loan is advanced, the Company will be obligated to issue Warrants to the Lender to purchase an aggregate of 27,222 shares of the Company’s common stock.

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

As of September 30, 2019, the carrying value of the term loan consists of $15.0 million principal outstanding less the unamortized debt issuance costs of approximately $1.2 million. The debt issuance costs have been recorded as a debt discount which are being accreted to interest expense through the maturity date of the term loan. Interest expense relating to the term loan for the three and nine months ended September 30, 2019 was $0.4 million and $1.2 million, respectively. Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of capitalized loan costs. At September 30, 2019, the effective interest rate was 12.65%. The final maturity payment of $0.9 million is recognized over the life of the term loan through interest expense using the effective interest method.

The Company’s scheduled future principal payments for the long-term debt are as follows (in thousands):

September 30,
2019
Remainder of 2019	$—
2020	4,583
2021	5,000
2022	5,000
2023	417
Total future principal payments	15,000
Less: unamortized discount	(1,219)
Carrying value of long-term debt	13,781
Less: current portion	(3,488)
Add: Final fee due at maturity in 2023	900
Long-term portion	$11,193

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

The Company accounts for its contingent liabilities in accordance with ASC Topic 450, “Contingencies”. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. For the periods ended September 30, 2019 and 2018, the Company was not a party to any litigation that is reasonably possible to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows. Legal costs incurred in connection with loss contingencies are expensed as incurred.

During the quarter ended September 30, 2019, the Company received a funding award from the CF Foundation and entered into an agreement relating to the award and provision of other services. Payment of award amounts are subject to achievement of certain milestones in connection with the Company’s cystic fibrosis development program in the U.S. The funding provided to the Company is accounted for as an advance from a collaboration partner within the scope of ASC Topic 730, “Research and Development.” The Company recorded a liability for advances from collaboration partners of $0.4 million as of September 30, 2019.

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

Transactions related to stockholders’ equity of the Company during the three and nine months ended September 30, 2019 were as follows (in thousands, except share data):

	Common stock					Treasury stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated deficit	Shares	Amount	Total stockholders' equity
Balance at December 31, 2018	35,860,114	$360	$129,825	$—	$(86,145)	(91,423)	$(1,129)	$42,911
Exercise of stock options	25,000	—	25	—	—	—	—	25
Vesting of restricted stock units	25,132	—	—	—	—	(10,467)	(121)	(121)
Issuance of shares from at-the- market sales agreement	35,362	1	454	—	—	—	—	455
Issuance of warrants	—	—	421	—	—	—	—	421
Stock-based compensation	—	—	2,658	—	—	—	—	2,658
Change in unrealized gain (loss) on investments	—	—	—	1	—	—	—	1
Net loss	—	—	—	—	(11,917)	—	—	(11,917)
Balance at March 31, 2019	35,945,608	$361	$133,383	$1	$(98,062)	(101,890)	$(1,250)	$34,433
Exercise of stock options	36,790	—	90	—	—	—	—	90
Issuance of shares upon exercise of warrants	44,814	—	178	—	—	(14,893)	(178)	—
Vesting of restricted stock units	54,122	3	(3)	—	—	(11,914)	(111)	(111)
Issuance of shares upon equity financing, net of the underwriting discounts and commissions and offering expenses	3,833,334	38	32,184	—	—	—	—	32,222
Stock-based compensation	—	—	3,016	—	—	—	—	3,016
Change in unrealized gain (loss) on investments	—	—	—	23	—	—	—	23
Net loss	—	—	—	—	(14,449)	—	—	(14,449)
Balance at June 30, 2019	39,914,668	$402	$168,848	$24	$(112,511)	(128,697)	$(1,539)	$55,224
Exercise of stock options	29,537	—	28	—	—	—	—	28
Vesting of restricted stock units	33,449	2	—	—	—	(10,835)	(46)	(44)
Equity financing issuance costs	—	—	(50)	—	—	—	—	(50)
Stock-based compensation	—	—	2,957	—	—	—	—	2,957
Change in unrealized gain (loss) on investments	—	—	—	(12)	—	—	—	(12)
Net loss	—	—	—	—	(12,875)	—	—	(12,875)
Balance at September 30, 2019	39,977,654	$404	$171,783	$12	$(125,386)	(139,532)	$(1,585)	$45,228

Transactions related to stockholders’ equity of the Company during the three and nine months ended September 30, 2018 were as follows (in thousands, except share data):

	Common stock				Treasury stock
	Shares	Amount	Additional Paid-in Capital	Accumulated deficit	Shares	Amount	Total stockholders' equity
Balance at December 31, 2017	27,527,738	$274	$60,047	$(38,960)	—	$—	$21,361
Stock-based compensation	—	—	735	—	—	—	735
Net loss	—	—	—	(8,591)	—	—	(8,591)
Balance at March 31, 2018	27,527,738	$274	$60,782	$(47,551)	—	$—	$13,505
Exercise of stock options	808,443	8	89	—	—	—	97
Issuance of shares upon Technion settlement	569,395	6	(6)	—	—	—	—
Issuance of shares upon execution of warrants	60,989	1	51	—	(3,385)	(52)	—
Issuance of shares upon public offering	5,899,500	60	53,513		—	—	53,573
Repurchase of common shares	(5,076)	—	—	—	(5,000)	(31)	(31)
Stock-based compensation	—	—	6,178	—	—	—	6,178
Net loss	—	—	—	(13,406)	—	—	(13,406)
Balance at June 30, 2018	34,860,989	$349	$120,607	$(60,957)	(8,385)	$(83)	$59,916
Exercise of stock options	255,394	2	4	—	—	—	6
Issuance of shares upon execution of warrants	3,385	—	—	—	—	—	—
Repurchase of common shares	5,076	—	—	—	—	—	—
Stock-based compensation	—	—	2,695	—	—	—	2,695
Net loss	—	—	—	(11,161)	—	—	(11,161)
Balance at September 30, 2018	35,124,844	$351	$123,306	$(72,118)	(8,385)	$(83)	$51,456

Warrants

In connection with the January 2019 issuance of debt, the Company granted 40,834 warrants to purchase 40,834 shares of common stock and recorded a charge in additional paid-in-capital in the amount of $0.4 million reflecting the fair value of the warrants on the date of issuance.

During the six months ended June 30, 2019, a warrant holder exercised their warrant for a total of 59,707 shares at a weighted average exercise price of $3.01 per share. This exercise has been recorded on a non-cash basis net of shares held as treasury stock. No warrants were granted, exercised or forfeited during the three months ended September 30, 2019.

Transactions related to warrants to purchase the Company’s common stock during the nine months ended September 30, 2019, were as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life
Warrants outstanding and exercisable at December 31, 2018	347,241	$3.77	3.92
Granted	40,834	11.02	10.00
Exercised	(59,707)	3.01	—
Forfeited	(4,474)	40.00	—
Warrants outstanding and exercisable at September 30, 2019	323,894	$4.32	3.99

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

Stock options granted have a ten-year contractual life and, upon termination, vested options are generally exercisable between one and three months following the termination date, while unvested options are forfeited immediately.

Summary of Option Activity

Transactions related to the grant of stock options to employees and directors during the nine months ended September 30, 2019 were as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value
Options outstanding at December 31, 2018	3,261,719	$13.09	8.56	$11,650,373
Granted	1,780,200	9.43
Exercised	(91,327)	12.98
Forfeited	(153,552)	12.76
Options outstanding at September 30, 2019	4,797,040	$11.96	8.54	$1,121,950
Options exercisable at September 30, 2019	1,730,606	$13.69	7.55	$1,024,195

The aggregate intrinsic value represents the total intrinsic value (the difference between the deemed fair value of the Company’s common stock as of September 30, 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2019. This amount is impacted by the changes in the fair value of the Company’s common stock.

Summary of Restricted Stock Unit Activity

Transactions related to the grant of restricted stock units to employees and directors during the nine months ended September 30, 2019 were as follows:

	Shares	Weighted average grant date fair value price
Unvested at December 31, 2018	554,147	$9.34
Granted	100,000	11.53
Vested	(145,919)	9.90
Forfeited	—	—
Unvested at September 30, 2019	508,228	$9.61

In December 2017, the Company issued an inducement award outside of the prior plans to the Company’s Chief Executive Officer in the form of an option to purchase 22,427 shares of the Company’s common stock with an exercise price per share equal to $8.00, and an award of restricted stock units for 22,427 shares of the Company’s common stock (collectively the “Performance Option Awards”). Subject to continued service through the vesting date, the Performance Option Awards will vest and become immediately exercisable upon the date that marks the first successful completion of a Phase2-B study with respect to any indication. For each of the three months ended September 30, 2019 and September 30, 2018, the Company recognized $24 thousand of expense associated with these awards and for each of the nine months ended September 30, 2019 and September 30, 2018, the Company recognized $73 thousand of expense associated with these awards.

In addition, in December 2017, the Company issued an inducement award outside of the prior plans to the Company’s Chief Executive Officer in the form of an option to purchase 640,785 shares of the Company’s common stock with an exercise price per share equal to $8.00, and an award of restricted stock units for 640,785 shares of the Company’s common stock (collectively the “Time-Vesting Awards”). Subject to continued service through the vesting date, 1/3 of the Time-Vesting Awards will vest and become immediately exercisable on the first anniversary of the grant date, with an additional 1/12 of the Time-Vesting Awards vesting on each quarterly anniversary of the grant date, provided that vesting of the Time-Vesting Awards shall be subject to acceleration following the achievement of certain milestones.

Stock-based compensation relates to stock options granted to employees, non-employee directors and non-employees, time-based restricted stock units granted to employees and performance-based stock options and restricted stock units granted to an employee. The total equity-based compensation expense related to all of the Company’s equity-based awards were recognized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Research and development	$718	$498	$1,987	$909
General and administrative	2,239	2,197	6,644	8,699
Total stock-based compensation expenses	$2,957	$2,695	$8,631	$9,608

11. Other Expense (Income), Net

Other expense (income), net consisted of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Interest and other income	$(272)	$(223)	$(766)	$(368)
Investment income, net	(92)	—	(224)	—
Interest and other expense	460	24	1,164	75
Total other expense (income), net	$96	$(199)	$174	$(293)

12. Net Loss Per Share

The loss and the weighted average number of shares used in computing basic and diluted net loss per share for the periods, is as follows (amounts in thousands, except share data):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(12,875)	$(11,161)	$(39,241)	$(33,158)
Denominator:
Shares used in computing net loss per share of common stock, basic and diluted(1)	39,944,324	35,005,979	37,394,310	31,485,067
Net loss per share of common stock, basic and diluted	$(0.32)	$(0.32)	$(1.05)	$(1.05)
(1)	The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as their effect would be anti-dilutive:

	Nine months ended September 30,
	2019	2018
Options to purchase common stock	4,797,040	3,611,400
Restricted stock units	508,228	767,743
Warrants	323,894	347,241
Total potential common stock equivalents	5,629,162	4,726,384

13. Reverse Merger

On December 19, 2017, Sevion Therapeutics, Inc. (“Sevion”) acquired Eloxx Pharmaceuticals, Limited (“Eloxx Limited”) pursuant to a merger between the companies (the “Transaction” or “Reverse Merger”). Upon consummation of the Transaction (the “Closing”), Sevion adopted the business plan of Eloxx Limited and discontinued the pursuit of Sevion’s pre-Closing business plan. In connection with the Transaction, Sevion agreed to acquire all of the outstanding capital stock of Eloxx Limited in exchange for the issuance of an aggregate 20,316,656 shares of the Sevion’s common stock, par value $0.01 per share, after giving effect to a 1-for-20 reverse split effected immediately prior to the Transaction. Immediately after giving effect to the Transaction, on December 19, 2017, Sevion changed its name to Eloxx Pharmaceuticals, Inc.

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

Company Overview

We are a clinical-stage biopharmaceutical company developing novel ribonucleic acid (RNA)-modulating drug candidates, each designed to be a eukaryotic ribosomal selective glycoside (ERSG), formulated to treat rare and ultra-rare premature stop codon diseases. Premature stop codons are point mutations that disrupt the stability of the impacted messenger RNA (mRNA) and the protein synthesis from that mRNA. As a consequence, patients with premature stop codon diseases have reduced levels of, or no, protein from a gene whose product performs an essential function. This type of mutation accounts for some of the most severe phenotypes across genetic diseases. Nonsense mutations have been identified in over 1,800 rare and ultra-rare diseases.  Read-through therapeutic development is focused on increasing mRNA stability and enabling functional protein synthesis. As opposed to a typical gene therapy approach of targeting a single, unique mutation in a target disease, this small molecule strategy enables targeting an entire class of mutations across the rare disease landscape. Our small molecule approach has the potential to address a range of different premature stop codons in a single gene since our ERSG compounds are targeted to the ribosomes. ELX-02, our lead investigational drug product candidate, is a small molecule designed to restore production of full-length functional proteins. ELX-02 is in the early stages of clinical development for systemic administration for cystic fibrosis and nephropathic cystinosis. ELX-02 is an investigational drug that has not been approved by any global regulatory body. In addition, we recently announced a new program studying intravitreal administration of ERSG compounds for rare inherited retinal disorders with an initial focus on Usher Syndrome.

During the quarter ended September 30, 2019, we advanced our clinical program for ELX-02 into Phase 2 studies in cystic fibrosis and nephropathic cystinosis. We also completed a renal impairment study with ELX-02 in subjects with mild, moderate, and severe renal impairment. The results from the renal impairment study provide support for both continuing our clinical development programs and evaluating the suitability of our ERSG library for development in additional renal disorders, including autosomal dominant polycystic kidney disease, and cystinuria. Our preclinical candidate pool consists of a library of novel ERSG drug candidates identified based on read-through potential and cytoplasmic ribosomal selectivity.

Our research and development strategy targets rare or ultra-rare diseases where a high unmet medical need exists, identified nonsense mutation-bearing patient population is established, preclinical read-through can be established in predictive personalized medicine models, and a defined path through Orphan Drug development, regulatory approval, patient access and commercialization is identifiable. We believe patient advocacy to be an important element of patient focused drug development and seek opportunities to collaborate with patient advocacy groups throughout the discovery and development process. Our current clinical program for our lead investigational drug product candidate, ELX-02, includes studies in both cystic fibrosis and nephropathic cystinosis.

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

We believe that our library of related novel small molecules holds the potential to be disease-modifying therapies that may change the course of hundreds of genetic diseases and improve the lives of patients. Our early preclinical data in animal models of nonsense mutations suggests that drug product candidates from our read-through compound ERSG library may have potential beneficial effects for the following diseases: cystic fibrosis, nephropathic cystinosis, a variety of inherited retinal disorders (including Usher Syndrome), primary ciliary dyskinesia, autosomal dominant polycystic kidney disease, cystinuria, mucopolysaccharidosis type 1, Duchenne muscular dystrophy and Rett syndrome, and have shown potential for beneficial effects in multiple organs such as the brain, eye, kidney, muscles and others. Of the novel compounds in our ERSG library, approximately 30 compounds have been selected, based on read-through activity, for continued preclinical research and we anticipate additional compounds advancing toward Investigation New Drug (IND) filings.

Currently our lead program, ELX-02, is focused on development for cystic fibrosis and nephropathic cystinosis patients with diagnosed nonsense mutations. With ELX-02, we have completed a Phase 1 single ascending dose (SAD) trial at sites in Israel (ClinicalTrials.gov Identifier: NCT02807961) and Belgium (ClinicalTrials.gov Identifier: NCT03292302), a multiple ascending dose (MAD) trial in Belgium and the U.S. (ClinicalTrials.gov Identifier: NCT03309605), and a renal impairment study in the U.S. (ClinicalTrials.gov Identifier: NCT03776539) with subjects having mild, moderate and severe renal impairment. The results of the SAD study were published in the Journal of Clinical Pharmacology in Drug Development in January 2019.

In Canada, our nephropathic cystinosis CTA is approved and with the support of the Genome Canada Genomic Applications Partnership Program, we are currently enrolling 6 patients in this Phase 2 clinical trial (ClinicalTrials.gov Identifier: NCT04069260). Dr. Paul Goodyer, Professor of Pediatrics at McGill University, is serving as our principal investigator. This trial will evaluate multiple doses of ELX-02 for the primary endpoint of safety and exploratory endpoints that will include white blood cell cystine levels. Our Phase 2 cystinosis trial involves two sequential cohorts with three escalating doses per cohort.  A cohort is complete when each patient has escalated through each of the three dosing levels or if the Safety Review Committee recommends halting escalation.  Following the completion of each dose, the Safety Review Committee meets to review the patient safety data prior to escalation to the next dose level. The first two doses in the first cohort are complete and the safety review committee has authorized us to start the final dose in this first cohort which is currently ongoing. To date, based on preliminary results, ELX-02 has been well tolerated through the first two dose levels, and at the second 1.0 mg/kg dose level, ELX-02 demonstrated a statistically significant reduction in white blood cell cystine levels. Upon completion of the first cohort, we will review data with the Principal Investigator and conduct a separate review with a panel of cystinosis scientific and clinical experts before reporting top line data later this year.  We believe that the emerging profile of ELX-02 for cystinosis is suitable for continued development and we intend to seek regulatory advice, following top line results, on initiating an extension study for patients in the first cohort and to expand the trial to include sites and patients in the United States. We believe that achievement of proof of concept for ELX-02 in cystinosis will provide a basis for expansion to studies of additional kidney diseases, as well as increasing our probability of success in other clinical uses of this dosage range.

We are actively recruiting patients for two Phase 2 cystic fibrosis trials at sites in Europe and Israel and also in the United States. During the quarter ended September 30, 2019, we announced that the Cystic Fibrosis Foundation (the “CF Foundation”) is providing funding for a portion of the U.S. Phase 2 cystic fibrosis clinical trial and that we will form a joint program advisory group with the CF Foundation focused on the development of ELX-02 for cystic fibrosis. The Cystic Fibrosis Therapeutics Development Network (“TDN”) has sanctioned the Phase 2 study protocol (ClinicalTrials.gov Identifiers: NCT04126473 and NCT04135495), which will be conducted at TDN member sites. For the U.S. trial, Dr. Ahmet Uluer, Director of the Adult Cystic Fibrosis Program at the Boston Children’s Hospital/ Brigham and Women’s Hospital CF Center, is the lead study investigator and Boston Children’s Hospital is currently recruiting patients for the trial. We are opening additional clinical sites for the U.S. trial and anticipate enrolling our first patients for this trial in the fourth quarter of 2019.  In Europe, our clinical trial application (CTA) has been approved by the Federal Agency for Medicines and Health Products (FAMHP) in Brussels and our Phase 2 protocol has been given a “high priority” ranking by the European Cystic Fibrosis Society Clinical Trial Network. Professor Eitan Kerem, M.D., Head of the Division of Pediatrics, Children’s Hospital, Hadassah Medical Center in Israel, is the global lead investigator. We are currently enrolling patients at sites in Israel and plan to open additional European sites during the fourth quarter of 2019. We expect full enrollment to be achieved during the first quarter of 2020. We are changing our guidance on the time for top line data in cystic fibrosis to better align with the opening of these clinical trial sites and expected completion of patient dosing. We expect to report top line data in cystic fibrosis during the first half of 2020. During October 2019, we completed an interim CMC review meeting with the U.S. Food and Drug Administration and we have gained alignment with the agency on our manufacturing formulation and process, which we believe will be suitable for our expected drug supply needs through completion of our pivotal trials.

We presented positive data in three scientific presentations at the North American Cystic Fibrosis Conference on October 31-November 2, 2019 in Nashville, Tennessee, from our completed Phase 1 clinical trial program for ELX-02, including results from the SAD study, the MAD study, and additional preclinical data for ELX-02. These data demonstrated that ELX-02 increases functional CFTR protein in patient-derived organoids and human bronchial epithelial cells, Ussing chamber systems, FRT and transgenic mice, and that it restores CFTR mRNA to healthy control levels. ELX-02 results in a pronounced increase in both CFTR protein expression and mRNA stability and the preclinical efficacy-associated exposures from the completed MAD study translate to the selected Phase 2 clinical trial ascending dose ranges and exposures. Two abstracts for ELX-02 have been accepted for scientific presentations at the American Society of Nephrology (ASN) Kidney Week on November 5-10, 2019 in Washington, D.C.

In our inherited retinal disease program, we are conducting IND enabling studies for several ERSG compounds from our library. We continue to collaborate and engage in our multi-year partnership with the Foundation Fighting Blindness (FFB) to support its inherited retinal degenerative disease registry and educational programs. In October 2019, we presented as part of the FFB New York Vision Seminar and we believe that the ongoing research and development consultation and support provided by the FFB will accelerate our development programs that seek to support patients with ocular disorders associated with nonsense mutations, an area of high unmet medical need. At the FFB New York Vision Seminar, we presented some of our in vivo proof-of-concept data in a nonsense model of oculocutaneous albinism type 2. We have demonstrated a functional restoration of the OCA2 protein in this model after a single intravitreal injection. These data support that our ERSG compounds are suitable for reaching and promoting read-through in target cells within the retina.

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

We hold worldwide development and commercialization rights to ELX-02 and all other novel compounds in our ERSG library, for all indications, in all territories, under a license from the Technion Research and Development Foundation Ltd. (TRDF). Professor Timor Baasov, the inventor of our compounds, has served as our senior consultant since our incorporation.

During the quarter ended September 30, 2019, we appointed Dr. Thomas Haverty as our Chief Medical Officer. Dr. Haverty has over 30 years of pharmaceutical and biotechnology experience leading clinical research and operations teams with responsibility for large development portfolios in virtually all classes of molecules and indications. Prior to joining us in his current capacity, Dr. Haverty, a Board-certified Nephrologist, served as a consultant to us following a long tenured career at Johnson & Johnson, Schering Plough and Merck Research Labs. Dr. Haverty has successfully led the development and approval of over 20 leading drugs.

We believe that our cash, cash equivalents and marketable securities of $64.9 million at September 30, 2019 will enable us to meet the anticipated cash needs required to reach top line Phase 2 data in cystic fibrosis and in cystinosis and maintain our current and planned operations into the first quarter of 2021. Since our inception, we have incurred significant operating losses. As of September 30, 2019, we had an accumulated deficit of $125.4 million. To date, we have financed our operations primarily through equity capital investments, and to a lesser extent, from loans and grants from the Israeli Innovation Authority of the Ministry of Economy and Industry, or the IIA. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it will be many years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

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

Results of Operations

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements, as well as the reported expense during the reporting periods. We monitor and analyze these items for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our financial statements presented in this Report are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K. There have been no material changes to our critical accounting policies through September 30, 2019, from those discussed in our Annual Report on Form 10-K filed with the SEC on March 14, 2019.

Results of Operations

The following table summarizes our results of operations for each of the periods presented (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	$	%	2019	2018	$	%
Operating expenses:
Research and development	$6,801	$5,415	$1,386	26%	$20,160	$13,959	$6,201	44%
General and administrative	5,978	5,945	33	1%	18,907	18,898	9	0%
Reverse merger related expenses	—	—	—	—	—	594	(594)	-100%
Total operating expenses	12,779	11,360	1,419	12%	39,067	33,451	5,616	17%
Loss from operations	(12,779)	(11,360)	(1,419)	12%	(39,067)	(33,451)	(5,616)	17%
Other expense (income), net	96	(199)	295	-148%	174	(293)	467	-159%
Net loss	$(12,875)	$(11,161)	$(1,714)	15%	$(39,241)	$(33,158)	$(6,083)	18%

Research and development expense

Research and development expenses were $6.8 million for the three months ended September 30, 2019 compared to $5.4 million for the same period in 2018, an increase of $1.4 million. Research and development expenses increased $0.4 million primarily related to fees incurred for subcontractors, consultants and advisors in connection with ongoing clinical trials and research and development activities and $1.0 million due to an increase in headcount and related salaries, stock-based compensation, and other personnel related costs. Research and development expenses for the three months ended September 30, 2019 and 2018 included non-cash stock-based compensation expense totaling $0.7 million and $0.5 million, respectively.

Research and development expenses were $20.2 million for the nine months ended September 30, 2019 compared to $14.0 million for the same period in 2018, an increase of $6.2 million. Research and development expenses increased $3.3 million primarily related to fees incurred for subcontractors, consultants and advisors in connection with ongoing clinical trials and research and development activities and $2.9 million due to an increase in headcount and related salaries, stock-based compensation, and other personnel related costs. Research and development expenses for the nine months ended September 30, 2019 and 2018 included non-cash stock-based compensation expense totaling $2.0 million and $0.9 million, respectively.

General and administrative expenses

General and administrative expenses were $6.0 million for the three months ended September 30, 2019, compared to $5.9 million for the same in 2018, an increase of $0.1 million. The increase in general and administrative expenses was primarily due to an increase in stock-based compensation and other infrastructure-related costs of $0.4 million offset by a decrease in other personnel related costs of $0.3 million, including legal, accounting and other professional fees following the reverse merger. General and administrative expenses for the three months ended September 30, 2019 and 2018 included non-cash stock-based compensation expense totaling $2.2 million in each period.

General and administrative expenses were $18.9 million for the nine months ended September 30, 2019 and for the same period in 2018, with an insignificant increase in the current period. This current year period had higher personnel costs and other infrastructure costs, including legal, accounting and other professional fees following the reverse merger, offset by lower non-cash stock-based compensation. General and administrative expenses for the nine months ended September 30, 2019 and 2018 included non-cash stock-based compensation expense totaling $6.6 million and $8.7 million, respectively.

Reverse merger related expenses

During the nine months ended September 30, 2018, we recorded $0.6 million in professional service fees related to the reverse merger we completed on December 19, 2017. There were no reverse merger related expenses recorded during the three and nine months ended September 30, 2019.

Other expense (income), net

We recorded $0.1 million in other expense, net for the three months ended September 30, 2019, compared to $0.2 million in other income, net for the same period in 2018. The change in other expense, net was primarily due to debt issuance costs and interest expense of $0.3 million associated with our bank debt issued in the first quarter of 2019 offset by interest income of $0.1 million. Our interest income increased primarily due to higher cash balances as a result of $32.2 million received from our public offering of common stock in June 2019.

We recorded $0.2 million in other expense, net for the nine months ended September 30, 2019, compared to $0.3 million in other income, net for the same period in 2018. The change in other expense, net was primarily due to an increase in debt issuance costs and interest expense of $0.9 million associated with our bank debt issued in the first quarter of 2019 offset by interest income $0.3 million, for the same reason described above, and foreign exchange changes of $0.1 million.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. Since our inception and through September 30, 2019, we have funded our operations primarily through equity and capital investments.

We have a history of net losses and negative cash flows from operating activities since inception, and as of September 30, 2019, had an accumulated deficit of $125.4 million. We expect to continue to incur net losses and use cash in our operations in the foreseeable future. To date, we have not generated revenue from the sale of any product or service and do not expect to generate significant revenue unless and until obtaining marketing approval and commercialization of our product candidates currently in development. A successful transition to profitable operations is dependent upon achieving a level of revenue adequate to support our cost structure.

We have financed our operations primarily from the sale of our equity securities and to a lesser extent, loans and grants. We may never achieve profitability, and unless and until we do, we will continue to need to raise additional cash to fund our operations. We believe that our cash, cash equivalents and marketable securities of $64.9 million at September 30, 2019 will enable us to meet the anticipated cash needs required to reach top line Phase 2 data in cystic fibrosis and in cystinosis and maintain our current and planned operations into the first quarter of 2021. Our cash, cash equivalents and marketable securities are highly liquid investments with original maturities of 90 days or less at the date of purchase and consist of cash in operating accounts and secured investments, primarily in U.S. treasuries.

Management intends to fund future operations through private or public debt or equity financing transactions and may seek additional capital through arrangements with strategic partners or from other sources. If we are unable to obtain financing, we will evaluate options which may include reducing or deferring operating expenses, which may have a material adverse effect on our operations and future prospects.

Principal Financing Activities

On April 30, 2018, we completed an underwritten public offering of 5,899,500 shares of common stock at the public offering price of $9.75 per share (the “2018 Offering”). We received net proceeds of approximately $53.6 million after deducting underwriting discounts and commissions and estimated offering expenses.

In November 2018, we entered into an Equity Distribution Agreement (the “Agreement”) with Citigroup Global Markets Inc. and Cantor Fitzgerald & Co. (collectively, the “Sales Agents”), pursuant to which we may sell and issue shares of our common stock up to an aggregate of $50.0 million through the Sales Agents. The shares were offered pursuant to the April 2018 shelf registration statement, which is more fully described below. In January 2019, we sold 35,362 shares of common stock and received net proceeds of $0.7 million. At September 30, 2019, there was approximately $47.0 million available for future sales pursuant to the Agreement.

On January 30, 2019, we entered into a Loan and Security Agreement (the “SVB Loan Agreement”) with Silicon Valley Bank (“SVB”), in its capacity as administrative agent, collateral agent and lender, and WestRiver Innovation Lending Fund VIII, L.P. (“WestRiver”, together with SVB, the “Lenders”). Pursuant to the terms and conditions of the SVB Loan Agreement, the Lenders agreed to extend term loans to us in an aggregate principal amount of up to $25.0 million, comprised of (i) an initial loan advance of $15.0 million and (ii) a subsequent loan advance of $10.0 million, subject to first achieving certain conditions (collectively, the “Term Loan Advances”). The initial term loan was funded on January 30, 2019. The subsequent loan advance is available at our election prior to December 31, 2019 after the occurrence of certain milestone events relating to data from our clinical trials and receipt by us of certain minimum cash proceeds of at least $75.0 million from an additional equity offering through a private placement or a public offering.

On June 24, 2019, we completed an underwritten public offering of 3,833,334 shares of common stock at the public offering price of $9.00 per share (the “2019 Offering”). We received net proceeds of approximately $32.2 million after deducting underwriting discounts and commissions and estimated offering expenses.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Nine months ended September 30,
	2019	2018
Net cash used in operating activities	$(30,134)	$(22,307)
Net cash used in investing activities	(42,603)	(138)
Net cash provided by financing activities	46,281	53,676

Our operating activities used cash of $30.1 million and $22.3 million during the nine months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019, net cash used in operating activities resulted primarily from our net loss of $39.2 million partially offset by total non-cash charges of $9.2 million and total changes in working capital of $0.1 million. Non-cash charges primarily related to $8.6 million of stock-based compensation, $0.3 million of amortization of our lease asset, $0.4 million of our amortization of debt discount and $0.1 million of depreciation expense offset by $0.2 million of amortization on our investments. Changes in working capital were primarily related to higher prepaid and other current assets of $0.2 million and advances from collaboration partners of $0.4 million related to the achievement of a milestone in connection with the CF Foundation funding commitment for our cystic fibrosis development program in the U.S. For the nine months ended September 30, 2018, net cash used in operating activities resulted primarily from our net loss of $33.2 million partially offset by non-cash charges of $9.6 million related to stock-based compensation, $0.1 million of depreciation expense and $1.2 million related to changes in working capital primarily for accounts payable and accrued expenses.

Our investing activities used cash of $42.6 million and $0.1 million during the nine months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019, cash used in investing activities was primarily for the purchase of marketable securities of $56.0 million offset by proceeds of $13.5 million received upon the maturity of marketable securities. For the nine months ended September 30, 2018, cash used in investing activities was primarily driven by the net purchase of property and equipment and long-term deposits.

Our financing activities provided cash of $46.3 million and $53.7 million during the nine months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019, net cash provided by financing activities resulted primarily from net proceeds of $32.2 million from the 2019 Offering, issuance of debt of $15.0 million in January 2019 and proceeds of $0.4 million from the sale of common stock offset by the payment of taxes of $1.2 million associated with the vesting of restricted stock units and $0.3 million of debt issuance costs. For the nine months ended September 30, 2018, net cash provided by financing activities resulted primarily from net proceeds from the 2018 Offering of $53.6 million and $0.1 million of proceeds from stock-based compensation arrangements.

Form S-3 and Equity Sales Agreement

On April 10, 2018, we filed a shelf registration statement (the “April 2018 Shelf”) on Form S-3 with the U.S. Securities and Exchange Commission (the “SEC”). The April 2018 Shelf (File No. 333-224207) was declared effective on April 20, 2018 and covers the offering, issuance and sale of up to $125.0 million of our common stock, preferred stock, debt securities or warrants and other securities, either individually or in combination.

On November 16, 2018, we filed a shelf registration statement (the “November 2018 Shelf”) on Form S-3 with the SEC. The November 2018 Shelf (File No. 333-228430) was declared effective on November 21, 2018 and covers the offering, issuance and sale of up to $200.0 million of our common stock, preferred stock, debt securities or warrants and other securities, either individually or in combination.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, and we do not have, any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expense, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

As of September 30, 2019, our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2019, our disclosure controls and procedures were effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2019, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We currently have no products approved for sale. To date, we have invested substantial efforts and financial resources in the research and development of ELX-02, which is currently our only product candidate in clinical development. We have increased investment in our pre-clinical candidate portfolio but have yet to advance other molecules into clinical development.

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

The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical development may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials. Accordingly, we, or any development partners, may ultimately be unable to provide regulatory agencies with satisfactory data on clinical safety and efficacy sufficient to obtain approval for any indication.

Further, we may experience delays in clinical trials of our product candidates. We do not know whether ongoing clinical trials will be completed on schedule or at all, or whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

•	obtaining regulatory approval to commence a trial;
•

reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

•	obtaining institutional review board, or IRB, approval at each clinical trial site;
•	recruiting suitable patients to participate in a trial;
•	having patients complete a trial or return for post-treatment follow-up;
•	clinical trial sites deviating from trial protocol or dropping out of a trial;
•	adding new clinical trial sites; or
•	manufacturing sufficient quantities of product candidate for use in clinical trials.

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians' and patients' perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. Furthermore, we rely on third parties, such as CROs and clinical trial sites, to ensure the proper and timely conduct of our clinical trials and while we have agreements governing their committed activities, we may have limited influence over their actual performance.

We could encounter delays if prescribing physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us, our collaborators, the IRB of the institutions in which such trials are being conducted, the Data Safety Monitoring Board, or DSMB, for such trial, or by the FDA or other regulatory authorities due to a number of factors, including:

•	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols,
•	inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold,
•	unforeseen safety issues or adverse side effects,
•	failure to demonstrate a benefit from using a drug,
•	changes in governmental regulations or administrative actions, or
•	lack of adequate funding to continue the clinical trial.

In addition, significant adverse events with respect to individuals who are not enrolled in any of our clinical trials but who receive our drug candidate under our compassionate use policy (typically under a single-patient IND (investigational new drug application) administered by the individual’s treating physician) may result in a partial or full clinical hold on our on-going clinical trials. A clinical hold may result in the inability to enroll new patients in our studies until the hold is removed and make it more difficult to enroll patients thereafter. Additionally, a clinical hold may also result in, among other things, protocol redesign, changes in eligibility criteria and increased costs, any of which could adversely affect our projected development timelines and jeopardize successful completion of our clinical programs.

If we experience delays in the completion of any clinical trial of our product candidates, the commercial prospects of our product candidates may be impaired and our ability to generate product revenues from such product candidates may be delayed. In addition, any delays in completing our clinical trials may increase our costs, slow down our product development and approval process and may jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may have an adverse impact on our business, financial condition and prospects. Further, the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

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

Undesirable side effects caused by our product candidates, such as ELX-02, could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. It is possible that, during the course of the clinical development of ELX-02 or other product candidates, results of our clinical trials (or significant adverse events experienced by individuals receiving drug under our compassionate use policy) could reveal an unacceptable severity and prevalence of side effects. For example, in preclinical testing of ELX-02, we observed renal toxicities in the animals we tested following administration of this compound at doses in excess of the doses we expect to administer in our clinical trials. As a result of this or any other side effects, our clinical trials could be suspended or terminated or not even allowed to commence, and the FDA or comparable foreign regulatory authorities could order us to cease further development, or deny approval, of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims.

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

We have a history of net losses and negative cash flows from operating activities since inception, and as of September 30, 2019, had an accumulated deficit of $125.4 million. Historically, we have financed our operations primarily through equity capital investments, and to a lesser extent from loans and grants from the Israeli Innovation Authority of the Ministry of Economy and Industry, or the IIA. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it will be many years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

We are seeking to expand our business through strategic initiatives. Our efforts to identify opportunities or complete transactions that satisfy our strategic criteria may not be successful, and we may not realize the anticipated benefits of any completed acquisition, collaboration or other strategic transaction.

Our business strategy includes expanding our product candidates and capabilities. We regularly evaluate potential merger, acquisition, partnering and in-license opportunities that we expect will expand our pipeline or product offerings, and enhance our research or development programs.

We may engage in strategic transactions that could cause us to incur additional liabilities, commitments or significant expense. Any such transactions will be dependent on our ability to appropriately evaluate the potential risks and uncertainties, integrate any new technology, product and/or business, and generate revenues (including through upfront payments, milestones and/or royalties) sufficient to meet our underlying objectives.

Any strategic transaction undertaken may result in unforeseen development costs, timeline delays, regulatory approval challenges and uncertainties relating to the commercial market opportunity, any of which could cause us to fail to realize the anticipated value of the transaction and may have a material adverse effect on our business and financial condition.

To manage effectively our current and future potential growth, we must also continue to enhance and develop our global employee base, and our operational and financial processes. Supporting our growth strategy will require significant capital expenditures and management resources, including investments in research, development, sales and marketing, manufacturing and other areas of our operations. The development or expansion of our business, any acquired business or any acquired or in-licensed products may require a substantial capital investment by us. We may not have these necessary funds or they might not be available to us on acceptable terms or at all. We may also seek to raise funds by selling shares of our capital stock, or securities convertible into our capital stock, which could dilute current stockholders’ ownership interest in our Company.

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

On December 22, 2017, and effective January 1, 2018, the U.S. government enacted H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (informally titled the “Tax Cuts and Jobs Act”), which includes significant changes to the taxation of business entities. The Tax Cuts and Jobs Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), implementation of a “base erosion anti-abuse tax” which requires U.S. corporations to make an alternative determination of taxable income without regard to tax deductions for certain payments to affiliates, taxation of certain non-U.S. corporations’ earnings considered to be “global intangible low taxed income” (also referred to as “GILTI”), repeal of the alternative minimum tax, or AMT, for corporations and changes to a taxpayer’s ability to either utilize or refund the AMT credits previously generated, changes in the attribution rules relating to shareholders of certain “controlled foreign corporations”, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the Tax Cuts and Jobs Act remains subject to interpretation and further guidance from U.S. taxing authorities and as a result the overall impact of this tax reform is uncertain and may change due to interpretation changes, and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various U.S. states will conform their tax laws to the Tax Cuts and Jobs Act. The impact of the Tax Cuts and Jobs Act on holders of our common stock is also uncertain and could be adverse. We are unable to predict what tax reform may be proposed or enacted in the future or what effect such changes would have on our business, but such changes, to the extent they are brought into tax legislation, regulations, policies or practices, could affect our effective tax rates in the future in countries where we have operations and have an adverse effect on our overall tax rate in the future, along with increasing the complexity, burden and cost of tax compliance. We urge our stockholders to consult with their legal and tax advisors with respect to the Tax Cuts and Jobs Act and the potential tax consequences of investing in or holding our common stock.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

As of September 30, 2019, we had U.S. federal and state net operating loss, or “NOL”, carry forwards of $89.8 million and $40.0 million, respectively, and federal research tax credit carryforwards of $0.7 million. Certain U.S. NOL carryforwards will begin to expire, if not utilized, beginning in 2019 through 2037, and the research tax credits will expire beginning in 2027 through 2037. Included in these U.S. federal NOL carryforwards are $13.1 million of NOLs generated after the effective date of the Tax Cuts and Jobs Act which are not subject to expiration.  Under the Tax Cuts and Jobs Act, federal NOLs generated in 2018 and future years may be carried forward indefinitely but may not be carried back and are only eligible to offset up to a maximum of 80% of taxable income generated in a given year. It is uncertain if and to what extent various U.S. states will conform their net operating loss rules to the Tax Cuts and Jobs Act.

In general, under Section 382 of the United States Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-ownership change NOLs to offset future taxable income. We may have experienced ownership changes in the past, including in connection with the reverse merger on December 19, 2017 at which time our pre-change U.S. federal NOL carryforward was $77.2 million and research tax credit was $0.7 million. We may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. Although we have not completed our analysis, it is reasonably possible that our federal NOLs available to offset future taxable income could materially decrease. This reduction will be offset by an adjustment to the existing valuation allowance for an equal and offsetting amount. Additionally, our state NOLs available to offset future state income could similarly decrease which would also be offset by an equal and offsetting adjustment to the existing valuation allowance. Given the offsetting adjustments to the existing valuation allowance, any ownership change is not expected to have an adverse material effect on our Consolidated Financial Statements. Finally, as of September 30, 2019, we had Israeli NOL carryforwards of $34.6 million, which carry forward indefinitely.

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

Any of these events could lead to clinical trial delays, failure to obtain regulatory approval or impact our ability to successfully commercialize future products. Some of these events could be the basis for FDA action, including injunction, recall, seizure or total or partial suspension of production or testing. Any one of these events could cause our business to be materially harmed and our results of operations would be adversely impacted.

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

Furthermore, the life of our patents is limited. With regard to our lead compound ELX-02, patents that have issued or that may issue in the future from our primary composition of matter patent family are currently set to expire in 2031. We have pending patent families directed to specific methods of using and manufacturing ELX-02, and any patents that may issue from these families would be expected to expire in 2035 and 2038, respectively.  However, these applications may not issue, and even if they do issue the resultant patents may not provide adequate coverage to meaningfully block competitors from launching their products. We will likely pursue additional patent protection relating to ELX-02 in the future, including for example additional methods of use or manufacture, specific formulations, or combinations of ELX-02 with other therapeutic agents. However, as with our pending patent families, any applications we file in the future may not issue or may not result in adequate coverage to adequately protect our assets.

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

Risks Related to Our Regional Operations

Potential political and economic instability in regions where we conduct business may adversely affect our results of operations.

In addition to our operations in the United States, we currently conduct certain research and clinical development activities through our regional operations located in Israel, and may, in the future, expand operations to other regional locations in Europe and elsewhere as circumstances require. Accordingly, political and economic conditions in general and in Israel and the surrounding region in particular, may directly affect our operations at such locations. Regional instability may lead to a deterioration in the political and trade relationships that exist between countries in the region, making it more difficult to conduct operations.

In addition, our insurance does not cover losses that may occur as a result of an event associated with the security situation in the Middle East or for any resulting disruption in our operations. Although the Israeli government has in the past covered the reinstatement value of direct damages that were caused by terrorist attacks or acts of war, we cannot provide assurance that this government coverage will be maintained or, if maintained, will be sufficient to compensate us fully for damages incurred.

Furthermore, in the past, Israel and Israeli companies have been subjected to economic boycotts. Several countries still restrict business with Israel and with Israeli companies. These restrictive laws and policies, even though we are a U.S.-based company, may have an adverse impact on our operating results, financial conditions or the expansion of our business.

We received Israeli government grants for our research and development activities and programs. The terms of such grants may require us, in the future, to pay royalties and, under certain circumstances, penalties in addition to payment of royalties.

Our research and development efforts were initially financed, in part, through royalty-bearing grants from the Israel Innovation Authority, or IIA. We received an aggregate of approximately $2.6 million from the IIA for the development of our technologies. With respect to such grants we are required to pay certain royalties (including accrued LIBOR interest) up to approximately $2.7 million. We are required to comply with the requirements of the Israeli Encouragement of Research, Development and Technological Innovation in the Industry Law, 5744-1984, as amended, and related regulations, or the R&D Law, with respect to these past grants. If we fail to comply with the R&D Law, we may be required to refund certain grants previously received and/or to pay interest and penalties and we may become subject to criminal charges.

With respect to such grants, we are obligated to pay royalties at a rate of 3% to 6% from the revenue generated from the sale of any products or services developed using IIA grants up to a maximum amount equal to repayment of the grant proceeds received plus accrued interest. We have not commenced the payment obligation of these royalties since we have not yet generated income, and we have a contingent obligation with respect to such future royalty payments including LIBOR interest, in the amount of approximately $2.7 million.

The R&D Law and the terms of the prior grants restrict the transfer of certain know-how, and the transfer of manufacturing or manufacturing rights of products developed with grant funds, outside of Israel, without the prior approval of the IIA. Therefore, if aspects of our technologies are deemed to have been developed with IIA funding according to the R&D Law, the discretionary approval of the IIA may be required for any assignment and/or transfer to third parties inside or outside of Israel of know-how or transfer outside of Israel of manufacturing or manufacturing rights and may result in payment of increased royalties and/or payment of additional amounts to the IIA. Furthermore, the IIA may impose certain conditions on any arrangement under which it permits us to transfer technology or development outside of Israel. Such approvals may not be granted by the IIA and any conditions imposed may not be acceptable to the Company.

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

We enter into agreements with our employees pursuant to which they agree that any inventions created in the scope of their employment or engagement are assigned to us or owned exclusively by us without the employee retaining any rights. A significant portion of our intellectual property has been developed by our employees in the course of their employment for us. Under the Israeli Patent Law, 5727-1967 (the “Patent Law”), inventions conceived by an employee during the scope of his or her employment with a company are regarded as “service inventions,” which belong to the employer, absent a specific agreement between the employee and employer giving the employee service invention rights. The Patent Law also provides that if there is no such agreement between an employer and an employee, the Israeli Compensation and Royalties Committee (the “Committee”), a body constituted under the Patent Law, shall determine whether the employee is entitled to remuneration for his or her inventions. Previous decisions by the Committee have created uncertainty in this area regarding whether the right to receive remuneration for service inventions can be voluntarily waived by an employee and whether such waiver is enforceable. In addition, the Committee determined that even if such right to receive compensation and royalties for service inventions may be waived, the waiver should be specific. Subsequent court cases have not provided significant clarity on these matters.

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

Pursuant to the 2018 Plan, our management is authorized to grant share options and other equity-based awards to our employees, directors and consultants. The 2018 Plan became effective on April 20, 2018. As of September 30, 2019, individuals held share options to purchase an aggregate of 4,687,557 shares of our common stock. If our board of directors elects to increase the number of shares available for future grant by the maximum amount each year, our stockholders may experience additional dilution, which could have a negative effect on our share price.

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

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1*	Change in Control Severance Benefit Plan

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
Date: November 6, 2019

	by:	/s/ Gregory Weaver
Gregory Weaver
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)