Form 10-K
period 2019-12-31
Eloxx Pharmaceuticals, Inc.
filed 2020-03-06
CIK 1035354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “accelerated filer”, “large accelerated filer”, “smaller reporting company” or “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 28, 2019, the last business day of the registrant’s most recently completed second quarter, was $268,970,171, based on the closing price for such stock as reported on the NASDAQ Capital Market on that date.

As of March 1, 2020, there were 40,118,481 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III, Items 10-14 of this Form 10-K is incorporated by reference to the Registrant’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, provided that if such Proxy Statement is not filed within such period, such information will be included in an amendment to this Form 10-K to be filed within such 120-day period.

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

This Annual Report on Form 10-K, or this Report, and the other documents we have filed with the SEC that are incorporated herein by reference, contain forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. In particular, you should consider the numerous risks described in the “Risk Factors” section in this Report.

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

The following are some risks and uncertainties, among others, that could cause actual results to differ materially from those expressed or implied by forward looking statements in this Report:

•	risks related to our ability to progress any product candidates in preclinical or clinical trials;
•	the uncertainty of clinical trial results and the fact that positive results from preclinical studies are not always indicative of positive clinical results;
•	risks related to the scope, rate and progress of our preclinical studies and clinical trials and other research and development activities;
•	risks related to the competition for patient enrollment from drug candidates in development;
•	risks related to our ability to obtain the capital necessary to fund our operations;
•	risks relating to the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	risks related to our ability to obtain adequate financing in the future through product licensing, public or private equity or debt financing or otherwise;
•	general business conditions, regulatory environment, competition and market for our products;
•	business abilities and judgment of personnel, and the availability of qualified personnel; and
•	risks related to the reverse merger and potentially significant, unexpected costs and liabilities arising with respect to the historic Sevion business and operations.

ii

PART I

ITEM 1.	Business

Company Overview

We are a clinical-stage biopharmaceutical company developing novel ribonucleic acid (RNA)-modulating drug candidates, each designed to be a eukaryotic ribosomal selective glycoside (ERSG), formulated to treat rare and ultra-rare premature stop codon disorders. Premature stop codons are point mutations that disrupt the stability of the impacted messenger RNA (mRNA) and the protein synthesis from that mRNA. As a consequence, patients with premature stop codon disorders have reduced levels of, or no, protein from a gene whose product performs an essential function. This type of mutation accounts for some of the most severe phenotypes across genetic diseases. Nonsense mutations have been identified in over 1,800 rare and ultra-rare diseases.  Read-through therapeutic development is focused on increasing mRNA stability and enabling functional protein synthesis. As opposed to a typical gene therapy approach of targeting a single, unique mutation in a target disease, this small molecule strategy enables targeting an entire class of mutations across the rare disease landscape. Our small molecule approach has the potential to address a range of different premature stop codons in a single gene since our ERSG compounds are targeted to the ribosomes. ELX-02, our lead investigational drug product candidate, is a small molecule designed to restore production of full-length functional proteins. ELX-02 is in clinical development for systemic administration for cystic fibrosis and nephropathic cystinosis. ELX-02 is an investigational drug that has not been approved by any global regulatory body. In addition, during 2019 we announced a new program studying ERSG compounds for autosomal dominant polycystic kidney disease (ADPKD) and in rare inherited retinal disorders (IRDs) by intravitreal administration with an initial focus on Usher Syndrome.  We hold worldwide development and commercialization rights to ELX-02 and other novel compounds in our read-through library, for all indications, in all territories, under a license from the Technion Research and Development Foundation Ltd. (“TRDF”). Professor Timor Baasov, the inventor of our compounds, has served as our senior consultant since our incorporation.

During 2019, we advanced our clinical program for ELX-02 into Phase 2 studies in cystic fibrosis and nephropathic cystinosis. We also completed a renal impairment study with ELX-02 in subjects with mild, moderate, and severe renal impairment. The results from the renal impairment study provide support for both continuing our clinical development programs and evaluating the suitability of our ERSG library for development in additional renal disorders, including ADPKD and cystinuria. Our preclinical candidate pool consists of a library of novel ERSG drug candidates identified based on read-through potential and cytoplasmic ribosomal selectivity.

Our research and development strategy targets rare or ultra-rare diseases where a high unmet medical need exists, an identified nonsense mutation-bearing patient population is established, preclinical read-through can be established in predictive personalized medicine models, and a defined path through Orphan Drug development, regulatory approval, patient access and commercialization is identifiable. We believe patient advocacy is an important element of patient focused drug development, and we seek opportunities to collaborate with patient advocacy groups throughout the discovery and development process. Our current clinical program for our lead investigational drug product candidate, ELX-02, includes studies in both cystic fibrosis and nephropathic cystinosis.

We intend to be the global leader in the application of the science of translational read-through and the associated pathway of nonsense mediated decay (NMD). We believe that expanding our expertise across these basic science areas of mRNA regulation, ribosomal function, and protein translation forms a solid foundation to support our discovery and development activities. Our ERSG compounds modulate the activity of the ribosome, a ribonucleoprotein complex of RNAs and proteins responsible for protein production (a process also known as translation). These novel small molecule ERSG compounds are designed to allow the ribosome to read-through a nonsense mutation in mRNA (which is transcribed from the DNA sequence), to restore the translation process to produce full-length, functional proteins and increase the amount of mRNA that would otherwise be degraded as part of a phenomenon called nonsense mediated mRNA decay. As our ERSG compounds target the general mechanism for protein production in the cell, we believe they have the potential to treat numerous genetic diseases where nonsense mutations have impaired gene function. Since nonsense mutations may occur at different positions within a given gene, a potential advantage of the small molecule ERSG approach is being able to use one molecule to address a range of mutations within a given disease state. Our subcutaneously injected ERSG molecules have the potential to be self-administered for systemic disease and to be active across many of the body’s tissues.

We believe that our library of related novel small molecules holds the potential to be disease-modifying therapies that may change the course of numerous genetic diseases and improve the lives of patients. Our early preclinical data in animal models of nonsense mutations suggests that drug product candidates from our read-through compound ERSG library may have potential beneficial effects for each of the following disorders: cystic fibrosis, nephropathic cystinosis, ADPKD, a variety of IRDs (including Usher Syndrome), primary ciliary dyskinesia, cystinuria, mucopolysaccharidosis type 1, Duchenne muscular dystrophy and Rett syndrome, and have demonstrated the potential for beneficial effects in multiple organs such as the brain, eye, kidney, muscles and others. Of the novel compounds in our ERSG Library, approximately 30 compounds have been selected, based on read-through activity, for continued preclinical research and we anticipate additional compounds advancing toward Investigational New Drug (IND) filings.

Currently, the clinical programs for our lead investigational drug candidate, ELX-02, are focused on development for cystic fibrosis and nephropathic cystinosis patients with diagnosed nonsense mutations. With ELX-02, we have completed a Phase 1 single ascending dose (SAD) trial at sites in Israel and Belgium, a multiple ascending dose (MAD) trial in Belgium and the United States, and a renal impairment study in the U.S. with subjects having mild, moderate and severe renal impairment. The results of the SAD study were published in Clinical Pharmacology in Drug Development in January 2019.  The results from the MAD trial were presented in 2019 at both the European Cystic Fibrosis clinical meeting and the North American Cystic Fibrosis Conference (NACFC).  Additionally, the results from the renal impairment study were presented at the 2019 American Society of Nephrology (ASN) Kidney Week.

In January 2020, we announced positive data from the first cohort of the Phase 2 study of ELX-02 in the treatment of patients with nonsense mutation-mediated nephropathic cystinosis. The results of the first cohort met the primary safety endpoint and the reductions in white blood cell (WBC) cystine provided a clear indication of biologic activity in these patients at nominal doses > 0.5 mg/kg/day. Following review of the safety and pharmacokinetic data by an independent safety Review Committee, the SRC approved progressing to the second cohort that would enable enrolling patients ages 12 and older. Due to study design limitations, patients across all dose groups had elevated and uncontrolled pretreatment WBC cystine levels which made it difficult to fully evaluate ELX-02-mediated WBC cystine reductions. Therefore, we have discontinued this study and will not proceed with the second cohort as contemplated in the original protocol.  We will continue to review these data with a panel of scientific and clinical experts to determine appropriate modifications for a possible new study design.

The clear indications of biologic activity in this study provide human clinical proof of concept for ELX-02 and de-risk other clinical applications of our ERSG library using this dosage range. These encouraging results also provide a basis for expansion to studies of additional kidney diseases caused by nonsense mutations such as ADPKD.

Our Phase 2 cystic fibrosis clinical trial program for ELX-02 is actively dosing patients in the U.S. and Israel and continuing to enroll patients at leading global investigator sites. We expect to achieve full enrollment and to report topline results during the first half of 2020. In the U.S., the Cystic Fibrosis Foundation is providing funding for a portion of the trial and we have formed a joint program advisory group with the CF Foundation focused on the development of ELX-02 for cystic fibrosis. The Cystic Fibrosis Therapeutics Development Network (“TDN”) has sanctioned the Phase 2 study protocol (ClinicalTrials.gov Identifiers: NCT04126473 and NCT04135495), which is being conducted at TDN member sites.

For the U.S. trial, Dr. Ahmet Uluer, Director of the Adult Cystic Fibrosis Program at the Boston Children’s Hospital/ Brigham and Women’s Hospital CF Center, is the lead study investigator. In Europe and Israel, Professor Eitan Kerem, M.D., Head of the Division of Pediatrics, Children’s Hospital, Hadassah Medical Center in Israel, is the global lead investigator. The protocols have been sanctioned by the TDN in the U.S. and the European Cystic Fibrosis Society Clinical Trial Network (which has given our European/Israel trial a “high priority” ranking) and we are currently enrolling and dosing patients in both trials.  During October 2019, we completed an interim CMC review meeting with the U.S. Food and Drug Administration (the “FDA”), and we have gained alignment with the agency on our manufacturing formulation and process, which we believe will be suitable for our expected drug supply needs through completion of our pivotal trials.

We continue to progress our ERSG pipeline in IRDs, another area of high unmet medical need, that are associated with vision loss and blindness. There are over 300 IRDs associated with nonsense mutations. We recently reported on a critical milestone demonstrating that several of our library of ERSG compounds successfully reach IRD-relevant tissue layers and can restore protein production in a relevant animal model after an intravitreal injection. We are encouraged that drug delivery to the back of the eye with our compounds is possible through intravitreal administration, the most commonly utilized therapeutic delivery route for retinal specialists.  We believe this approach will enable distribution of the ERSG compound throughout the retina. We plan to present these data at the Association for Research in Vision and Ophthalmology (ARVO) Annual Meeting May 3-7, 2020 in Baltimore, Maryland.

We are also evaluating the suitability of our ERSG library for development in rare renal disorders associated with nonsense mutations, such as ADPKD and cystinuria. ADPKD is a relatively common inherited genetic kidney disease occurring in between 1:400 and 1:1,000 patients and the fourth leading cause of end-stage renal disease in the United States. Over 25% of the primary genetic changes that cause ADPKD are nonsense mutations, where a premature stop codon in the gene leads to a truncated, often unstable, protein. We have evaluated the three most relevant ADPKD nonsense mutations in an in vitro read-through assay and have demonstrated significant levels of read-through for ELX-02 and several library compounds, which is the first step in our preclinical development toward IND.

We believe there is a significant unmet medical need in the treatment of cystic fibrosis patients carrying nonsense mutations on one or both alleles of the CFTR gene. Cystic fibrosis is the most prevalent genetic disease in the western world and there are no currently approved therapies that target the impairment associated with Class 1 CFTR mutations. We believe that nonsense mutations may impact a similar proportion of patients diagnosed with cystinosis. There are no currently approved therapeutics that target the nonsense mutation mediated impairment of cystinosin, the cystine-selective transport channel in the lysosomal membrane that is attributed as the cause for the accumulation of cystine in this disease state. Given the high proportion of pediatric patients in each of these rare orphan diseases, we intend to apply for relevant Orphan Drug incentives in the U.S. and Europe, including the Rare Pediatric Disease Priority Review Voucher in the U.S. Currently, the European Medicines Agency (the “EMA”) has designated ELX-02 as an orphan medicine for the treatment of cystic fibrosis and mucopolysaccharidosis type I (MPS I), and the FDA has granted orphan drug designation to ELX-02 for the treatment of nephropathic cystinosis, MPS I, and Rett syndrome.

In September 2019, we appointed Dr. Thomas Haverty as our Chief Medical Officer.  Dr. Haverty has over 30 years of pharmaceutical and biotechnology experience leading clinical research and operations teams with responsibility for large development portfolios in virtually all classes of molecules and indications.  Prior to joining us in his current capacity, Dr. Haverty, a Board-certified Nephrologist, served as a consultant to us following a long tenured career at Johnson & Johnson, Schering-Plough and Merck Research Labs. Dr. Haverty has successfully led the development and approval of over 20 leading drugs.

Our Technology

Nonsense mutations, also known as premature termination or stop codons, are single point mutations within the DNA sequence which are either inherited or acquired that result in the premature termination of the translational process leading to truncated or absent proteins. Nonsense mutations are involved in a large number of genetic diseases such as cystic fibrosis, nephropathic cystinosis, ADPKD, primary ciliary dyskinesia, and an estimated 300 IRDs, including Usher Syndrome. According to the Human Gene Mutation Database (http://www.hgmd.cf.ac.uk/ac/index.php), nonsense mutations account for approximately twelve percent (12%) of patients with a given genetic disease. The disease phenotypes caused by nonsense mutations are frequently more severe than those caused by other kinds of mutations because these mutations often lead to a complete loss of protein production or function. In general, these diseases do not have specific therapies beyond symptomatic and palliative interventions.

In eukaryotic cells, the cytoplasmic ribosome is responsible for the production of proteins by a process called translation. As part of the translation process, the genetic information stored in DNA is transcribed to mRNA to specify the sequence of amino acids, the building blocks of protein, required to produce a functional product. The mRNA is decoded by a complex known as the ribosome in the cytoplasm of the cell. The ribosome ratchets along the mRNA and matches three nucleotide stretches, referred to as a codon, with a corresponding aminoacyl transfer RNA (a-tRNA) which carry the correct amino acid to add onto the growing protein chain.

Normal translation termination in eukaryotic cells occurs when a native (canonical) termination codon enters the ribosomal decoding region. The ribosome pauses at these special termination sequences, since there are no complementary a-tRNA for these codons. A complex of termination factors, including eRF1 and eRF3, will next bind to the ribosome and initiate the release of the newly synthesized protein.

When a nonsense mutation occurs, a single DNA nucleotide is substituted for the typical nucleotide, changing a codon for an amino acid into a stop codon. For example, a tryptophan “TGG” codon may be changed to read “TGA” or “TAG”, either of which would result in a premature termination signal for the protein. While non-functional, truncated proteins can result from this type of mutation, more often the protein product is unstable and degraded. Since most genes have two copies (referred to as alleles) within the genome, a nonsense mutation on a single copy may be compensated if the other copy still codes for a functional protein. However, when mutations occur on both alleles, disease may occur. The two mutations can be the same mutation (homozygous) or two different disease-causing mutations (heterozygous).

Cells have a system to detect nonsense mutation bearing mRNA copies and remove them from the cell. This process is called nonsense mediated mRNA decay. During the first round of translation, the ribosome removes proteins that are found along the newly made mRNA at regions called exon-exon borders. These regions are remnants of a splicing process that occurs in the nucleus while the RNA is being transcribed. If a stop codon is found by the ribosome during this first round of translation in a location before the last of these exon-exon junction protein complexes, the mRNA is targeted for degradation. Therefore, nonsense mutations result in a “double hit” for the gene, unstable mRNA and reduced functional protein (shown in Figure 1 below).

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

Figure 2: Read-through Allows the Ribosome to Proceed with Translation through the Premature Stop, Reducing mRNA Decay and Increasing the Translation of Functional Protein

We believe that the segment of cystic fibrosis, nephropathic cystinosis, ADPKD, and IRD patients with diagnosed nonsense mutations on one or both alleles represents a high unmet medical need as there are currently no approved therapeutics targeting the impairment caused by these mutations. There are existing in vitro assays, animal models and/or biomarker screens that have been demonstrated to be useful in assessing the potential therapeutic benefit of development compounds for these disease states. The design of clinical trials and the endpoints for measuring clinical benefit have been established for the currently approved therapeutics for these disorders. We believe these to be attractive development targets based on the potential use of these precedents to de-risk the program.

We believe that our library of related novel small molecules holds the potential to be disease-modifying therapies that may change the course of numerous of genetic disorders and improve the lives of patients. Our preclinical data in animal models of nonsense mutations suggest that drug product candidates from our read-through compound library may have potential beneficial effects for each of the following diseases: cystic fibrosis, nephropathic cystinosis, a variety of IRDs (including Usher Syndrome), primary ciliary dyskinesia, ADPKD, cystinuria, mucopolysaccharidosis type 1, Duchenne muscular dystrophy and Rett syndrome, and have demonstrated the potential for beneficial effects in multiple organs such as the brain, eye, kidney, muscles and others. We believe that additional molecules from our ERSG library have the potential to demonstrate a sufficient activity profile to become drug product candidates, and we are conducting ongoing preclinical evaluation of these molecules.

Current Data Indicating the Mechanism of Action of ELX-02

ELX-02 is a novel eukaryotic ribosomal selective glycoside (ERSG) with increased selectivity for the eukaryotic ribosome. In contrast, aminoglycosides, such as gentamicin, are potent antibiotics that bind with high affinity to the decoding site in the prokaryotic ribosome and inhibit protein translation in bacteria as well as the eukaryotic ribosomes. The early observations of eukaryotic read-through activity were made in patients treated with aminoglycosides due to bacterial infections. In eukaryotic cells, aminoglycosides may induce a conformational change that reduces the codon-anticodon recognition, enhancing the ability of an a-tRNA to compete with the release factor complex for binding to the premature termination codon and increasing the probability that translational read-through of premature termination codons occurs. However, despite the promising clinical observations of read-through activity, aminoglycoside use as a read-through therapy is restricted since aminoglycosides may cause damage to the kidney and ear after prolonged administration. The effect of aminoglycosides on the hair cells of the ear and the proximal tubular cells of the kidney may be attributed, in part, to the inhibition of mitochondrial protein production in these cells.   Due to the markedly decreased affinity for the prokaryotic and mitochondrial ribosomes, ERSG compounds have little of the antibiotic activity associated with aminoglycosides. When compared in laboratory tests to gentamicin, a classic aminoglycoside, ELX-02 thus far has shown a 100-fold lower antibacterial activity and nine-fold higher read-through activity for nonsense mutations; this has been attributed to higher selectivity towards the cytoplasmic eukaryotic ribosome. Because ERSGs are selective for the eukaryotic cytoplasmic ribosome and have markedly decreased affinity for the mitochondrial ribosome, ERSGs are anticipated to show a safety and tolerability profile acceptable for chronic use. We believe that compounds with increased read-through activity and a reduced affinity for the mitochondrial ribosome may demonstrate an acceptable profile for chronic use. We believe that our library of ERSG compounds has the potential to show improvements in read-through activity with a reduced potential for impairment of the mitochondrial ribosome and may have an improved safety profile.

ERSGs with improved selectivity for the eukaryotic cytoplasmic ribosome are expected to demonstrate improved rates of full-length protein translation and a reduction in triggered nonsense mediated decay. By binding to the cytoplasmic ribosome and reducing ribosomal stalling, ERSGs are expected to demonstrate increases in mRNA and full-length protein production. Therefore, our read-through activity screening program has used these endpoints to evaluate our compound library portfolio.

Using a well-characterized cell line bearing a nonsense mutation, we are evaluating our compound library for both read-through mediated protein restoration and stabilization of mRNA. While plasmid-based evaluations offer a convenient methodology to evaluate across disease related mutations, this approach is limited to demonstrating the potential for protein restoration alone. Therefore, we have focused on using our molecules to detect read-through of a native mutation, which is subject to nonsense mediated decay, in order to better model an actual disease setting. In this cell line, the protein of interest and its mRNA are significantly reduced. We evaluated a subset of our compounds in the cell by quantitative polymerase chain reaction (qPCR), western blot protein analysis and for proper localization of the restored protein by immunofluorescence. Consistent with our overall hypothesis, we have found that molecules in our library significantly increase both the mRNA (dose-dependent increases of 30-fold over vehicle control) and protein of interest (increased normalized full-length protein 4.7-fold over vehicle control) as well as the protein’s proper sub-cellular localization. In addition to supporting our overall mechanism of action hypothesis, these studies have enabled us to develop a robust (z’ factor = 0.88), high-throughput assay within this system to further evaluate compound-mediated read-through across our library.

Our mechanism of action is further supported within disease-relevant model systems, further detailed below. In vitro models of nephropathic cystinosis and CF demonstrate dose-dependent increases in target mRNA as well as significant increases in functional protein. Unlike previous read-through programs reported by other groups, ELX compounds have consistently demonstrated activity against both of these hallmark consequences of nonsense mutations. We believe this understanding of ELX compound activity has enabled our clinical development programs to move forward with confidence.

Scope of Activities

We intend to be the global leader in the application of the science of translational read-through and the associated pathway of NMD.

Cystic Fibrosis

Cystic fibrosis (CF) is the most prevalent genetic disease in the western world and affects an estimated 70,000 to 100,000 patients worldwide, with the vast majority of affected individuals in the U.S., Canada, Europe, and Australia. CF is the most common fatal inherited disease in Caucasians. The incidence of CF varies across the globe ranging between one in 3,500 births in the U.S. and one in 2,000 to 3,000 births in Europe and Australia.

Approximately 13% of CF patients carry a nonsense mutation on the CFTR gene. CF is a progressive disease caused by a deficiency in CFTR activity with insufficient ionic transconductance in the cell membrane, which, in turn, leads to the accumulation of thick mucus in vital organs, particularly the lungs, pancreas and gastrointestinal tract. As a result, CF patients experience respiratory infections, chronic lung inflammation, and poor absorption of nutrients as well as many other conditions, and, in most cases, progressive respiratory failure. The life expectancy of CF patients has improved, and recently the Cystic Fibrosis Foundation reported that a baby born with cystic fibrosis (CF) today can now expect to live a median 44 years.

Cystic Fibrosis occurs at a rate of one in 2,500 to 6,000 births, depending on the region and ethnic origin. Patients with CF caused by nonsense mutations have some of the most severe forms of the disease and, other than palliative therapies, no treatment currently exists for them.  Mutations in the gene that encodes CFTR protein, which play a critical role in regulating the viscosity of the mucus layer that lines human organs, cause CF. The CFTR protein forms an ion channel that regulates the flow of ions in and out of the cells of vital organs such as the lungs, pancreas and gastrointestinal tract. We refer to this as ion flow. In tissues like these, CFTR protein conducts ions leading to osmosis as water is drawn out of the cell hydrating the cell surface. Through regulation of the location of the ions across the cell membrane, the amount of salts in the fluid both inside and outside the cell remains balanced.

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

Affected children may appear fairly well until the age of 4 to 6 months, when progressive dysfunction and atrophy of the proximal renal tubule cause Fanconi syndrome and failure to thrive. By 10 to 12 years of age, dialysis or kidney transplantation is required to treat end-stage renal disease. Although the renal allograft is spared, lifespan is diminished by the inexorable dysfunction of other organs.

The most common nonsense mutation in the CTNS gene is W138X, which has an overall incidence rate of one in every 62,500 live births in Quebec, Canada.

Current treatment includes cysteamine bitartrate (Cystagon® or Procysbi®). Cystagon was approved in the U.S. and Europe in 1994 and Procysbi was approved in the U.S. and Europe in 2013. Both therapies delay but do not cure the condition and despite treatment, patients eventually require dialysis and renal transplantation and experience significant morbidity in other organ systems. See above for information about our Phase 2 clinical trial in nephropathic cystinosis.

Autosomal Dominant Polycystic Kidney Disease

Polycystic Kidney Disease (PKD) is a progressive genetic disorder causing the growth of cysts in the kidneys, reducing kidney function and ultimately leading to kidney failure or end stage renal disease. It is found in all races and occurs equally in men and women. The autosomal dominant form of polycystic kidney disease (ADPKD) is the most common genetic nephropathology, accounting for 5 to 8% of end stage renal disease. Worldwide, ADPKD affects approximately 4 to 7 million individuals and accounts for 7 to 15% of patients on renal replacement therapy. In North America and Europe, ADPKD is responsible for 6 to 10% of end stage renal disease cases. It is estimated that one per 800 to 1,000 in the population carries a mutation for this condition.

Approximately 85 to 90% of patients with ADPKD have the mutations in the PKD1 gene; most of the remaining patients have the PKD2 gene.  Estimates suggest over 30% of ADPKD mutations are nonsense variants and therefore represent a favorable target for read-through therapeutics given the large patient population, substantial subset of nonsense mutations, disease severity and limited treatment options. We have evaluated the three most relevant ADPKD nonsense mutations in an in vitro read-through assay and have demonstrated significant levels of read-through for ELX-02 and several library compounds which is the first step in our preclinical development toward IND.

Inherited Retinal Disorders

Inherited retinal disorders (also called inherited retinal dystrophies, or IRDs) are a group of rare eye disorders caused by inherited gene mutations which can result in vision loss or blindness. Some IRDs, such as Retinitis Pigmentosa (RP), Usher Syndrome, or Choroideremia (CHM) are associated with a gradual loss of vision, eventually leading to complete blindness. In other conditions such as Leber’s Congenital Amaurosis (LCA), patients may be born with or experience vision loss in infancy or early childhood.

A specific IRD, Usher Syndrome, is the most common genetic disorder involving hearing and vision abnormalities and is the most common cause of deafness-blindness with visual impairment due to photoreceptor degeneration. Three types of Usher Syndrome have been identified based on genetic causes, severity of hearing loss and age of onset. USH1 patients are typically born with severe hearing loss and are diagnosed early in life with vision problems beginning at or before age of 10 years. USH2 patients are characterized by progressive hearing loss from birth, with onset of vision loss at adolescence. USH3 has the slowest progression, vision loss develops within the second decade of life. In most countries, USH1 accounts for one-third of all patients with USH2 accounting for about two-thirds of all USH patients. U.S. prevalence is estimated at approximately 6,200 Type 1 and approximately 8,900 Type 2 patients. It is estimated that there are over 4,000 patients in North America with nonsense forms of Usher Syndrome. Effective read-through has been demonstrated in vitro for USH2A (USH2), PCDH15 (USH1) and USH1C (USH1) nonsense mutations. USH2A nonsense variants are estimated to affect more than 2,500 patients in the U.S. alone. There are four USH2A splice site variants, with the largest having over 70 exons, potentially limiting gene therapy development due to vector size limitations.

RP causes night blindness in adolescence and gradual visual field loss in adulthood (most patients are legally blind by age 40). RP can occur as a localized disorder with visual impairment only, or as part of a broader syndrome (e.g., Usher Syndrome). More than 50 different causative genes have been identified and the U.S. incidence is estimated at approximately 67,000 patients. Given this high genetic heterogeneity even in nonsense mediated disease (no single gene comprises more than 10% of RP cases), there is a significant need to identify broader cross-gene therapies.  Read-through proof of principle has been shown via in vitro models of USH2A, RHO, MERTK, and RP2 nonsense mutation variants, with 5% to 20% rescue of protein function demonstrated.

In December 2017, the FDA approved Spark Therapeutics’ LuxturnaÒ as the first gene therapy for retinal dystrophy caused by mutations in the RPE65 gene and targeting approximately 1,000 to 2,000 patients with confirmed biallelic RPE65 mutation-associated retinal dystrophy. While many gene therapies focus on specific IRDs, many target genes share related ocular disease pathways, suggesting a broader gene-agnostic approach may provide greater treatment opportunities. IRDs such as Usher Syndrome and RP represent favorable targets for read-through therapeutics given the high unmet need and the opportunity to target multiple nonsense mutations across a variety of genes. Read-through therapeutics offer potential treatment for patient subsets not addressed by gene therapy due to gene size or small patient subsets.

Primary Ciliary Dyskinesia

Primary Ciliary Dyskinesia (PCD) is a genetically heterogeneous disease which is predominantly inherited as an autosomal recessive disorder. PCD is associated with abnormal ciliary function resulting in impaired mucociliary clearance, recurrent/chronic upper and lower respiratory tract infection and male infertility. PCD prevalence is estimated to involve one in 20,000 individuals; however, disease symptom variability and low familiarity with PCD likely leads to substantial patient under-diagnosis. PCD patient treatment largely focuses on airway clearance (devices and aerosolized therapies), infection control (anti-microbial therapy), and inflammation control (antibiotic therapy). There have been few randomized trials of PCD treatment to date.

More than 30 different genes have been identified to be causative for PCD with approximately 25% of identified gene mutations having nonsense mutations. In vitro studies of aminoglycoside-mediated read-through in PCD nonsense mutations found positive read-through efficacy in several UGA associated stop codons. PCD is an attractive disease target given the high unmet medical need, positive preclinical read-through data, potential for treatment across multiple genes, high prevalence of nonsense mutations, and lack of disease modifying treatments.

Other Nonsense Mediated Genetic Disorders

Muscular dystrophies are genetic disorders involving progressive muscle wasting and weakness. Duchenne muscular dystrophy (DMD) is the most common and one of the most severe types of muscular dystrophy with the average age of death for DMD patients in the mid-twenties. DMD occurs when a mutation in the dystrophin gene prevents the cell from making a functional dystrophin protein. Because the dystrophin gene is located on the X chromosome, DMD occurs almost exclusively in young boys. Genetic tests are available to determine if a patient’s DMD is caused by a nonsense mutation. Based on a publication from Prior, et al. (1995) in the American Journal of Human Genetics, it is estimated that a nonsense mutation is the cause of DMD in approximately 13% of patients. Treatments for DMD include Translarna™ (ataluren), approved in the European Union (“EU”) for the treatment of the underlying cause of DMD. EXONDYS 51® (eteplirsen) injection is also approved in the US for the treatment of DMD patients with exon 51 skipping mutations.

Mucopolysaccharidosis type I (MPS I) is a chronic, progressive genetic disorder caused by a deficiency of the enzyme alpha-L-iduronidase (IDUA). Children with severe MPS I often die in the first decade of life due to respiratory failure, cardiac valvulopathy, and cardiorespiratory problems. The deficiency of the IDUA enzyme leads to the accumulation of a class of molecules called glycosaminoglycans (GAGs). The accumulation of GAGs causes disruption in the movement of molecules inside the cell and leads to the subsequent dysfunction of cells, tissues and organs. Globally, MPS I occurs in about one in every 100,000 births for the severe form and one in 500,000 for the attenuated form. About 70% of MPS I patients carry one of two nonsense mutations: Q70X and W402X. Estimates suggest that 50 to 80% of all MPS I patients present with the severe versus attenuated form of the disease. MPS I disease-specific treatments include enzyme replacement therapy  and hematopoietic stem cell transplantation .

Rett syndrome is a X-linked neurodevelopmental disorder that predominantly affects girls and has a worldwide incidence of one in every 10,000 to 15,000 female births. The condition generally follows normal development in the first 6 to 18 months of age, followed by a period of regression in language and motor skills including repetitive stereotyped hand movements. Rett syndrome patients also have numerous comorbidities that are thought to contribute to a shortened lifespan. There is a high unmet medical need in Rett syndrome given no current treatment exists for the underlying cause of the disease. Loss-of-function mutations in the gene encoding the transcriptional regulator methyl-CpG binding protein 2 (“MECP2”) account for most cases of Rett syndrome. Nonsense mutations in the MECP2 gene account for approximately 30% of Rett syndrome cases. The most prominent nonsense mutations found in Rett syndrome, R168X, R255X, R270X and R294X, are all caused by a change of arginine to the stop codon, UGA.

Status of Clinical Programs

We have completed our Phase 1a and Phase 1b studies. In support of our Phase 2 studies currently underway, we have advanced our global health authority interactions and manufacturing activities.

Phase 1 Clinical Studies

We completed a Phase 1 program in healthy volunteers designed to support studies of ELX-02 in patient populations in any indication caused by nonsense mutations and assess the safety of ELX-02. This phase of testing included a small number of healthy volunteers. The studies assessed the effects of ELX-02 on humans and measured bioavailability, excretion, safety and side effects, as well as the pharmacokinetics (what the body does to the drug) with increasing doses. Our Phase 1 studies included single ascending dose, or Phase 1a, and multiple ascending dose, or Phase 1b, studies.

The Phase 1a single ascending dose (“SAD”) study was completed in 2018 and the results were published in Clinical Pharmacology in Drug Development in January 2019. The SAD study included five doses of ELX-02 ranging from 0.3 mg/kg to 7.5 mg/kg in order to determine the pharmacokinetic profile and safety from single administration. The completed Phase 1a study enrolled healthy volunteers at Tel Aviv Sourasky Medical Center, Clinical Research Center (EL‐001 (NCT02807961)) and at SGS Life Sciences Services, Clinical Pharmacology Unit (EL‐006 (NCT03292302)). ELX‐02 was shown to be generally well tolerated over the dose range of the SAD studies with no observations of renal toxicity. During the study, observations of transient adverse events resulting from ELX-02 administration were mild with the exception of a single moderate auditory adverse effect of interest but of unclear physiological significance and without clinical impact. Overall the results were supportive of continued clinical development.

During the first half of 2019, we completed a multiple ascending dose (MAD) study for ELX-02. The study was designed as a randomized, double-blinded, placebo-controlled, multiple dose escalating study in healthy subjects. The study was expanded to include additional cohorts to evaluate lower drug concentrations and/or administration schedule.  In addition, we completed a renal study with ELX-02 in subjects with mild, moderate, and severe renal impairment. The results from the renal impairment study provide support for both continuing our clinical development programs and evaluating the suitability of our ERSG library for development in additional renal disorders, including ADPKD and cystinuria.

The results from the MAD trial were presented in 2019 at both the European Cystic Fibrosis clinical meeting and the North American Cystic Fibrosis Conference (NACFC).  Additionally, the results from the renal impairment study were presented at the 2019 American Society of Nephrology (ASN) Kidney Week.

Phase 2 Clinical Studies

Currently, our Phase 2 clinical trial programs for our lead investigational drug candidate, ELX-02, are focused on development for cystic fibrosis and nephropathic cystinosis patients with diagnosed nonsense mutations. With ELX-02, we have completed a Phase 1 SAD trial at sites in Israel and Belgium, a MAD trial in Belgium and the

U.S., and a renal impairment study in the U.S. with subjects having mild, moderate and severe renal impairment. The results of the SAD study were published in Clinical Pharmacology in Drug Development in January 2019.

Our Phase 2 cystic fibrosis clinical trial program for ELX-02 is actively dosing patients in the U.S. and Israel and continuing to enroll patients at leading global investigator sites. We expect to achieve full enrollment and to report topline results during the first half of 2020. In the U.S., the Cystic Fibrosis Foundation is providing funding for a portion of the trial and we will form a joint program advisory group with the CF Foundation focused on the development of ELX-02 for cystic fibrosis. The TDN has sanctioned the Phase 2 study protocol (ClinicalTrials.gov Identifiers: NCT04126473 and NCT04135495), which is being conducted at TDN member sites.

For the U.S. trial, Dr. Ahmet Uluer, Director of the Adult Cystic Fibrosis Program at the Boston Children’s Hospital/Brigham and Women’s Hospital CF Center, is the lead study investigator. In Europe and Israel, Professor Eitan Kerem, M.D., Head of the Division of Pediatrics, Children’s Hospital, Hadassah Medical Center in Israel, is the global lead investigator. The protocols have been sanctioned by the TDN in the U.S. and the European Cystic Fibrosis Society Clinical Trial Network (which has given our European/Israel trial a “high priority” ranking) and we are currently enrolling and dosing patients in both trials. During October 2019, we completed an interim CMC review meeting with the FDA, and we have gained alignment with the agency on our manufacturing formulation and process, which we believe will be suitable for our expected drug supply needs through completion of our pivotal trials.

Our Phase 2 cystinosis trial involved two sequential cohorts with three escalating doses in three patients per cohort. The first cohort enrolled three homozygous W138X patients ages 23 to 38, with prior kidney transplants and varying degrees of renal insufficiency. In January 2020, we announced positive data from the first cohort of the Phase 2 study of ELX-02 in the treatment of patients with nonsense mutation-mediated nephropathic cystinosis. The results of the first cohort met the primary safety endpoint and the reductions in WBC cystine provided a clear indication of biologic activity in these patients at nominal doses > 0.5 mg/kg/day. Following review of the safety and pharmacokinetic data by an independent safety Review Committee, the SRC approved progressing to the second cohort that would enable enrolling patients ages 12 and older. Due to study design limitations, patients across all dose groups had elevated and uncontrolled pretreatment WBC cystine levels which made it difficult to fully evaluate ELX-02-mediated WBC cystine reductions. Therefore, we have discontinued this study and will not proceed with the second cohort as contemplated in the original protocol.  We will continue to review these data with a panel of scientific and clinical experts to determine appropriate modifications for a possible new study design.

The clear indications of biologic activity in this study provide human clinical proof of concept for ELX-02 and de-risk other clinical applications of our ERSG library using this dosage range. These encouraging results also provide a basis for expansion to studies of additional kidney diseases caused by nonsense mutations such as ADPKD.

Status of Preclinical Programs

We have completed a comprehensive series of preclinical studies to assess the safety, pharmacokinetics and pharmacology of ELX-02. In addition, we have verified read-through activity of additional library molecules and identified a set of promising candidate molecules to evaluate across new indications such as ADPKD. We have also continued our preclinical assessment of ELX compound activity in IRDs, validating read-though activity against several Usher Syndrome mutations and initiating ocular tolerability and IND-enabling studies. We are also progressing preclinical development of ELX compounds in ADPKD.

Safety and Pharmacokinetic Studies of ELX-02

A comprehensive toxicology program in accordance with the ICH guideline M3 (R2) was completed for ELX-02 to support clinical studies.

In definitive, 28-day, repeat-dose toxicity studies in rats and dogs, ELX-02 had little or no effect on body weight, food consumption, clinical signs of toxicity, ophthalmology, cardiovascular parameters, hematology or coagulation parameters. At dose levels higher than those intended for humans, ELX-02 has no cochlear toxicity as evidenced in anatomic and functional hearing studies in 28-day rat studies. We completed 3-month toxicology studies in juvenile rats and in young dogs, as well as chronic toxicology studies in these two species for 6- and 9-months, respectively. These studies showed no mortality and no significant in-life toxicity. ELX-02 was not genotoxic in the core battery of in vitro and in vivo genotoxicity assays. Collectively, these results support the human lifetime use of ELX-02. ELX-02 is 98% bioavailable following sub-cutaneous administration. Additionally, ELX-02 does not undergo metabolization and is excreted unchanged almost exclusively via the urine.

Pharmacology Studies of ELX-02

We have conducted a series of preclinical studies to demonstrate the primary pharmacodynamics of ELX-02 in several genetic disease indications. We have tested the translational read-through capabilities of ELX-02 in vitro and in vivo, in cells and in animal models of nonsense mutations.

We have shown the in vitro read-through activity of ELX-02 in an array of plasmids engineered to contain nonsense mutations of genetic diseases and in cell-based models of CF, cystinosis, DMD, MPS 1, and Rett syndrome.

In CF, ELX-02 induced about 30% of wild-type CFTR levels after 48 hours in heterozygous G542/F508del human bronchial epithelial cells. In the G542X transgenic mouse, ELX-02 showed an approximate 5-fold increase in CFTR activity compared to control after twice weekly treatment for four weeks with 60 mg/kg.

In order to evaluate read-through across a series of CF genotypes, we initiated a program to evaluate restoration of CFTR activity in patient-derived organoids. An organoid is a three-dimensional, multi-cellular in vitro system derived from stem cells isolated from rectal biopsies. When grown suspended in an extracellular matrix substrate, the cells adopt a polarized endothelial spheroid structure. CFTR protein localizes to the apical surface (the inner surface of the sphere) and is capable of driving chloride ions into the inner lumen. When an ion imbalance, relative to the ion concentration surrounding the organoid is present, water is driven into the inner lumen of the organoid as a means to equilibrate the concentration. This action results in the swelling of the organoid, a function measurable by high-content imaging. Similar to measuring CFTR conductivity in other systems, such as human bronchial epithelial cells, CFTR activity is stimulated in the organoid system with forskolin to produce cyclic adenosine monophosphate, a signaling molecule that stimulates CFTR channel activity. Organoids derived from nonsense mutation CF patients lack apparent swelling in this system due to their lack of functional CFTR. As a stem cell derived system, organoids are a renewable model permitting repeat testing from a single patient’s biopsy. We partner with Hubrecht Organoid Technology (HUB), a not-for-profit organization founded out of the Hubrecht Institute, KNAW and University Medical Center Utrecht in the Netherlands to evaluate the nonsense-bearing CF patient organoids in its biobank. These studies demonstrate that across the most common CF causing nonsense alleles (G542X, W1282X, R553X, R1162X, R1066C and E60X) accounting for greater than 75% of the CF nonsense allele population, ELX-02 significantly increases CFTR function and CFTR mRNA in a dose dependent fashion. ELX-02 mediated CFTR function is observed in both homozygous and complex heterozygous nonsense bearing patient-derived organoids. ELX-02 is the first clinical development candidate molecule to demonstrate activity against these nonsense mutations in the organoid model system. Activity in the organoid swelling assay is dependent on both proper production and localization of functional CFTR protein; therefore, the activity observed with ELX-02 supports that the CFTR protein resulting from read-through of these mutations is both functional and localized to the correct cellular location. CFTR mRNA levels were monitored by NanoString, which demonstrated that G542X and W1282X CF organoids have the expected reduction in CFTR mRNA resulting from nonsense mediated decay. ELX-02 increased CFTR mRNA dose-dependently to the range observed in healthy organoids. While approved CF therapies lack efficacy against this type of CF mutation, organoids with responsive mutations (e.g. G551D, F508del) demonstrate activity in the organoid swelling assay in a manner that correlates with clinical responsiveness in informative endpoints such as FEV1 and sweat chloride change. When considering the ELX-02 results with the correlation reports of other approved molecules in this assay, the response mediated by ELX-02 read-through meets or exceeds the activity necessary to significantly improve FEV1 and sweat chloride concentration.  We continue to evaluate new organoid genotypes in an effort to prioritize additional nonsense alleles for inclusion in future clinical trials.

Eloxx is a member of the European HIT-CF project consortium, a European Union funded preclinical and clinical research program evaluating the efficacy and safety of disease modifying drug candidates, including ELX-02, in Cystic Fibrosis (CF) patients with rare genetic mutations. The goal of the project is to investigate whether a positive response to therapies in a patient derived organoid can be predictive of clinical response in a controlled trial.

HIT-CF represents a new era in CF treatment and personalized medicine, as it has the potential to shift therapeutic trials from patients to the laboratory. HIT-CF has informed Eloxx that over 100 organoids from unique individuals with rare nonsense mutations have already been enrolled in the program and preclinical drug response screening is ongoing. The HIT-CF consortium plans to complete the preclinical stage and initiate the clinical phase in 2020.

In cystinosis, ELX-02 increased read-through of the CTNS W138X mutation by 30-fold in a cell-free plasmid assay system. In primary homozygous W138X fibroblasts, ELX-02 led to a dose-dependent increase in normalized CTNS mRNA levels, consistent with a decrease in nonsense mediated mRNA decay. Functional protein restoration was supported in primary fibroblasts by demonstrating an ELX-02 mediated reduction in cellular cystine levels to wild-type levels. When combined with the standard of care, cysteamine, ELX-02 reduction in cellular cystine levels was additive. These data support that ELX-02 has the potential to impact the primary etiology of this ultra-rare disease.

In IRDs, a series of academic collaborations have shown that the candidate ELX compounds demonstrate dose-dependent increases in read-through of Usher Syndrome 2A and 1F mutations in a cellular plasmid-based reporter assay; they also show restoration of Usher 1C protein and harmonin. Upcoming studies will confirm these findings. Additionally, we are evaluating multiple ELX compounds for ocular tolerability, as measured by preservation of the electroretinogram and retinal histology, when delivered by intravitreal injection in rabbits. These studies demonstrate ELX compounds to have a favorable tolerability profile in comparison to the reference aminoglycoside, gentamicin. These findings are consistent with our hypothesis that the improved specificity for the eukaryotic cytosolic ribosome over the mitochondrial ribosome will reduce off-target associated toxicities.

Ongoing Screening and IND Enabling Studies of Eloxx ERSG Library Compounds

Screening of our ERSG library in new indications has provided a foundation for expansion into additional therapeutic efforts. In new indications, compounds are evaluated for read-through potential against prevalent gene-specific nonsense mutations, tissue exposure and functional evidence of the target protein’s production. This data-centric approach enables selection of the ideal ERSG and establishes the preclinical assays required for our genetics-based personalized medicine strategy in new indications. We believe that one or more of these preclinical ERSG drug candidates are potentially suitable for clinical development and we are continuing to conduct pre-IND studies to evaluate their potential.

Manufacturing Status

We have completed the manufacture of the clinical drug product to support our full Phase 2 clinical trial program. We have further identified a commercial manufacturer and are engaged in process development and scale up activities required to support Phase 3 clinical development. During October 2019, we completed an interim CMC review meeting with the FDA, and we have gained alignment with the agency on our manufacturing formulation and process, which we believe will be suitable for our expected drug supply needs through completion of our pivotal trials.

Intellectual Property

Patent Portfolio

Our licensed and owned patent portfolio includes three families of patents and applications relating to our lead compound, ELX-02 (formerly known as NB124), and over 40 other read-through inducing compounds.  Each of these families is described briefly below.

With regard to ELX-02, our primary composition of matter coverage derives from a first family of patents and applications that we exclusively license through the Research and License Agreement with TRDF dated August 29, 2013.  This family includes claims directed to ELX-02 and other read-through inducing compounds, as well as claims directed to pharmaceutical compositions of the disclosed compounds and methods of using the compounds and compositions to treat genetic disorders associated with premature stop codon mutations including cystic fibrosis, cystinosis, Duchenne’s muscular dystrophy, ataxia-telangiectasia, Hurler syndrome, hemophilia A and B, Usher Syndrome, and Tay-Sachs.  Patents that have issued or which may issue in the future from this family are currently expected to expire in 2031, not including any extensions of term for which we may be eligible that we may be granted.  As of December 31, 2019, this family included issued patents in the U.S., Europe, Canada, Hong Kong, Israel and Japan, and pending applications in the U.S., Europe, Hong Kong, India, Israel and Japan.

We own two additional families that may provide additional protection for specific uses or methods of manufacturing ELX-02 beyond the current expiration date of the primary composition of matter patents.  The first of these is directed to the use of ELX-02 and other read-through inducing compounds for the treatment of Rett syndrome.  As of December 31, 2019, this family included pending applications in the U.S., Europe, Canada, Hong Kong, and Japan. Any patents issuing from this family are currently expected to expire in 2035, not including any extensions of term for which we may be eligible that we may be granted.  The second is directed to methods for large-scale synthesis of ELX-02 and other read-through inducing compounds.  As of December 31, 2019, this family includes pending applications in the U.S., Europe, Australia, Brazil, Canada, China, Hong Kong, Israel, India, and Japan.  Any patents issuing from this family are currently expected to expire in 2038, not including any extensions of term for which we may be eligible that we may be granted.

Our other three families of licensed and owned patents and applications are directed to additional read-through inducing compounds. The first of these is exclusively licensed under the Research and License Agreement with TRDF, and includes claims directed to ELX-03 (formerly known as NB84) and other compounds, as well as claims directed to pharmaceutical compositions and methods of treating genetic disorders including cystic fibrosis, Duchenne muscular dystrophy, ataxia-telangiectasia, Hurler syndrome, hemophilia A, hemophilia B, Usher Syndrome, and Tay-Sachs.  Patents that have issued or which may issue in the future from this family are currently expected to expire in 2027 and 2028, not including any extensions of term for which we may be eligible that we may be granted.  As of December 31, 2019, this family included issued patents in the U.S., Europe, Canada, India, Israel and Japan, and pending applications in the U.S., Europe and Hong Kong.

The second and third of these families include claims directed to additional read-through inducing compounds and pharmaceutical compositions and uses thereof.  As of December 31, 2019, one of these families included pending applications in the U.S., Europe, Australia, Brazil, Canada, China, Hong Kong, India, Israel and Japan. The other family includes pending applications in the U.S., Europe, Australia, Brazil, Canada, China, EAPO, Israel, India, Japan, South Korea, Mexico, Malaysia, New Zealand, and Singapore.  Patents that may issue from these families are currently expected to expire in 2036 and 2038, respectively, not including any extensions of term for which we may be eligible that we may be granted.

Patent Term Extension

The term of a U.S. patent is 20 years from its earliest effective filing date, assuming all maintenance fees are paid, the patent has not been terminally disclaimed, and the patent has not been invalidated through administrative and/or court proceedings.  The term of foreign patents varies but is generally also 20 years from the earliest effective filing date.  In certain instances, the term of U.S. and certain foreign patents may be extended.

In the U.S., patent term may be extended in certain instances by patent term adjustment, or PTA, which compensates for administrative delays by the U.S. Patent & Trademark Office (USPTO) during examination of the patent.  We have received a PTA for one of our exclusively licensed patents relating to ELX-01 and other related read-through inducing compounds, extending the expiration date of that patent from 2027 to 2028.  However, we do not know whether any PTA will be granted for any of our future patents.

For pharmaceutical products that have received FDA approval, the term of a U.S. patent covering the approved product, a method of manufacturing the approved product, or an approved method of use of the product may be extended under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act, in certain instances if specific statutory and regulatory requirements are satisfied.  The Hatch-Waxman Act provides for a patent term extension, or PTE, of up to five years as compensation for effective patent term lost during product development and the FDA regulatory review process.  PTE is only available for the first approval of a particular product, the total patent term including the restoration period must not exceed 14 years from the date of FDA approval, and only one patent may be extended for a particular regulatory review period.  In Europe, a similar mechanism exists for extending patent term up to five years through the grant of a Supplementary Protection Certificate (SPC) following European Medicines Agency (the “EMA”) approval.  Similar regulatory extensions are available or may be available in the future in other jurisdictions.  If and when ELX-02 or other of our read-through inducing compounds are approved by the FDA, EMA, or other foreign regulatory authorities, we will apply for these and other patent term extensions on patents covering the approved products, methods of use, or methods of manufacture if the patents are eligible for such extension.  However, we cannot provide any assurance that such extensions will be granted for any of our currently issued or future patents.

Trade Secrets and Know-How

With respect to our ERSG-based technology platform, we primarily rely on trade secrets and know-how to protect the proprietary nature of our platform. However, trade secrets and know-how can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by confidentiality agreements with our employees, consultants, scientific advisors and contractors. We also seek to preserve the integrity and confidentiality of our data, know-how and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our consultants, contractors or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

License Agreements

Research and License Agreement with Technion Research and Development Foundation Ltd.

On August 29, 2013, we entered into a license agreement with TRDF, which was further amended and addended to reflect, inter alia, the assignment of patents and extension of research periods, with respect to certain technology relating to aminoglycosides and the redesign of aminoglycosides for the treatment of human genetic diseases caused by premature stop mutations and further results of the research of the technology, in order to develop and commercialize products based on such technology. The license agreement provides us with an exclusive, worldwide, non-transferrable license, with a right to grant sublicenses, and royalty-bearing licenses to the TRDF inventions, TRDF patent rights, TRDF’s interest in the joint inventions and joint patent rights, and certain materials and research results owned by TRDF, solely with respect to products in the field of prevention, diagnosis or treatment of any human disease or condition therefor. In return for the license we will pay TRDF (i) milestone payments with respect to each licensed product upon the achievement of certain pre-defined goals by us or one of our sublicensees as follows: $100,000 upon first dosing of a patient in a Phase II clinical study; $1,000,000 upon first dosing of a patient in a pivotal study; and $5,000,000 upon first filing of a new drug application (NDA); (ii) certain royalties in the low- to mid-single-digit percentages of all net sales (subject to change in the case of (a) sublicensing to a big pharmaceutical or biotechnology company, or (b) payment of royalties to third parties, or (c) commercialization by a third party of an authorized generic to a licensed product); and (iii) a low- to mid-double-digit percentage of any non-royalty sublicense income. In addition to the milestone payments, we undertook to annually fund the research activities under the license, currently in the estimated annual amount of $0.1 million per year. The license agreement further provides TRDF with an additional pre-emptive right, in force until the first exit event, to invest an amount equal to up to 5% of the amount contemplated to be raised in a proposed investment. TRDF is also entitled, until the closing of an exit event, to appoint an observer to the board under certain restrictions such as confidentiality or conflict of interest. Furthermore, we will reimburse TRDF for all patent filing expenses as of the effective date of the license agreement and for past patent filing expenses in the amount of several hundred thousand New Israeli Shekels upon the occurrence of certain conditions.

Under the license agreement, TRDF reserved the right, for itself, the Technion and other not-for-profit research organizations to utilize the technology solely for educational purposes. Furthermore, Professor Baasov, the principal investigator, had ongoing research programs involving covered compounds (as defined in the agreement) that are being funded by the National Institute of Health in the U.S., or the NIH, under sub-awards from the University of Alabama and the University of Michigan, and it is possible that such research programs will overlap with the research conducted according to the terms of our agreement. In the case of any such overlap, the work product of such research will be subject to the terms and conditions of such sub-awards, including certain obligations under 35 U.S.C. §§ 200-212 or 37 C.F.R. § 401 et seq. in the case of any TRDF inventions that are also “subject invention” as defined in 35 U.S.C. § 201.

The license agreement shall continue in full force and effect on a product-by-product and country-by-country basis until the expiration of all payment obligations for any such licensed product as described above. Upon the expiration, we will have a fully paid-up, worldwide non-exclusive, perpetual, irrevocable license (with the right to grant sublicenses) to use certain materials and the research results, solely with respect to products in the field of prevention, diagnosis or treatment of any human disease or condition.

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

All of our current drug candidates are organic compounds of low molecular weight. We have selected our lead compounds not only on the basis of their potential efficacy and safety but also for their ease of synthesis and reasonable cost of their starting materials. ELX-02 is manufactured in reliable and reproducible synthetic processes. We currently use a single third-party manufacturing source for the production of a key raw material, produced by bacterial fermentation; however, we have identified several other acceptable sources for this production.

We currently obtain clinical supplies of ELX-02 from third-party manufacturers pursuant to agreements that include specific supply timelines and volume expectations. If a manufacturer should become unavailable to us for any reason, we would seek to obtain supply from another manufacturer engaged by us for the applicable product or service. In the event that we were unable to procure the applicable supply from a currently qualified manufacturer, we believe that there are a number of potential replacements for each of our outsourced services; however, we would likely experience delays in our ability to supply ELX-02 in advancing our clinical trials while we identify and qualify replacement suppliers.

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

The process for obtaining regulatory approval to market a medicine is expensive, often takes many years, and can vary substantially based on the type, complexity, and novelty of the product candidates involved. The steps required before a drug may be approved for marketing of an indication in the U.S. generally include:

(a)	preclinical laboratory tests and animal tests;
(b)	submission to the FDA of an IND application for human clinical testing, which must become effective before human clinical trials may commence;
(c)	adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for its intended use;
(d)	submission to the FDA of an NDA;
(e)	FDA pre-approval inspection of the manufacturing and clinical study sites identified in the NDA; and
(f)	FDA review and approval of the NDA.

Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as toxicological and pharmacological animal studies to assess the potential safety and efficacy of the product candidates. Preclinical safety tests intended for submission to FDA must be conducted in compliance with FDA’s current Good Laboratory Practice (“cGLP”) regulations and the U.S. Department of Agriculture’s Animal Welfare Act. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND application that must become effective before human clinical trials may be commenced. The IND will automatically become effective 30 days after receipt by the FDA, unless the FDA before that time raises concerns about the drug candidate or the conduct of the trials as outlined in the IND. The IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed. We cannot assure you that submission of an IND will result in FDA authorization to commence clinical trials or that once commenced, other concerns will not arise. The FDA may stop the clinical trials at any time by placing them on “clinical hold” because of concerns about the safety of the product being tested, or for other reasons.

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

Clinical trials must be conducted in accordance with protocols that detail the objectives of the study, the criteria for determining subject eligibility and ineligibility, the dosing plan, patient monitoring requirements, timely reporting of adverse events, and other elements necessary to ensure patient safety, and any efficacy criteria to be evaluated. Each protocol must be submitted to FDA as part of the IND; further, each clinical study at each clinical site must be reviewed and approved by an independent institutional review board, or IRB, prior to the recruitment of subjects. The IRB’s role is to protect the rights and welfare of human subjects involved in clinical studies by evaluating, among other things, the potential risks and benefits to subjects, processes for recruiting subjects and obtaining informed consent, monitoring of data to ensure subject safety, and provisions to protect the subjects’ privacy. Foreign studies conducted under an IND application must meet the same requirements that apply to studies being conducted in the U.S. Data from a foreign study not conducted under an IND may be submitted in support of an NDA if the study was conducted in accordance with cGCP and FDA is able to validate the data.

Clinical trials are typically conducted in three sequential phases, but the phases may overlap, and different trials may be initiated with the same drug candidate within the same phase of development in similar or differing patient populations. Phase I studies may be conducted in a limited number of patients but are usually conducted in healthy volunteer subjects. The drug is usually tested for safety and, as appropriate, for absorption, metabolism, distribution, excretion, pharmacokinetics and pharmacodynamics. Phase II usually involves studies in a larger, but still limited patient population to preliminarily evaluate the efficacy of the drug candidate for specific, targeted indications; to determine dosage tolerance and optimal dosage; and to identify possible short-term adverse effects and safety risks. Phase III trials are undertaken to gather additional information to evaluate the product’s overall risk-benefit profile, and to provide a basis for physician labeling. Phase III trials evaluate clinical efficacy of a specific endpoint and test further for safety within an expanded patient population at geographically dispersed clinical study sites. Phase I, Phase II or Phase III testing might not be completed successfully within any specific time period, if at all, with respect to any of our product candidates. Results from one trial are not necessarily predictive of results from later trials. Furthermore, the FDA, sponsor or IRB may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

We must register each controlled clinical trial, other than Phase I trials, on a website administered by the NIH (http://clinicaltrials.gov). Registration must occur not later than 21 days after the first patient is enrolled, and the submission must include descriptive information (e.g., a summary in lay terms of the study design, type and desired outcome), recruitment information (e.g., target number of participants and whether healthy volunteers are accepted), location and contact information, and other administrative data (e.g., FDA identification numbers). Within one year of a trial’s completion, information about the trial including characteristics of the patient sample, primary and secondary outcomes, trial results written in lay and technical terms, and the full trial protocol must be submitted to the ClinicalTrials.gov databank. The results information is posted to the website unless the drug has not yet been approved, in which case the NIH posts the information shortly after approval. An NDA, and certain other submissions to the FDA, require certification of compliance with these clinical trials database requirements. There are proposals to expand the applicability of these registration requirements to additional studies.

The results of the preclinical studies and clinical trials, together with other detailed information, including information on the manufacture and composition of the product and proposed labeling for the product, are submitted to the FDA as part of an NDA requesting approval to market the product candidate for a proposed indication. Under the Prescription Drug User Fee Act, as amended, the fees payable to the FDA for reviewing an NDA, as well as annual fees for commercial manufacturing establishments and for approved products, can be substantial. The NDA review fee alone can exceed $2.45 million subject to certain limited deferrals, waivers and reductions that may be available to a qualifying NDA sponsor for a specific NDA. Each NDA submitted to the FDA for approval is typically reviewed for administrative completeness and reviewability within sixty days following submission of the application. If the FDA finds the NDA sufficiently complete, the FDA will “file” the NDA, thus triggering a full review of the application. The FDA may refuse to file any NDA that it deems incomplete or not properly reviewable at the time of submission. Current FDA performance goals provide for action on a standard application within 10 months of the 60-day filing date. The FDA, however, may not approve a drug within these established timeline goals and its review clock for a particular NDA is subject to change from time to time because the review process is often significantly extended by FDA requests for additional information or clarification. We may encounter difficulties or unanticipated costs in our efforts to secure necessary FDA approvals, which could delay or preclude us from marketing our product candidates.  As part of its review, the FDA may refer applications for novel drug products or drug products that present difficult questions of safety or efficacy to an advisory committee composed of outside experts, for evaluation and a recommendation as to whether the application should be approved and under what conditions. The advisory committee process may cause delays in the approval timeline. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations carefully, particularly after negative recommendations or limitations, when making drug approval decisions.

Further, the outcome of the FDA review process, even if generally favorable, may not be an actual approval but instead a “complete response letter” communicating the FDA’s decision not to approve the application at that time, outlining the deficiencies in the NDA that need to be addressed in order to be eligible for approval, and identifying what information and/or data (including any additional preclinical or clinical data) is required before the application can be approved. Even if such additional information and data are submitted, the FDA may decide that the NDA still does not meet the standards for approval. Data from clinical trials are not always conclusive and the FDA may interpret data differently than we do.

The development testing and approval processes require substantial time, effort and financial resources, and each may take years to complete. Data obtained from clinical trials are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The FDA may not grant approval on a timely basis, or at all.

The FDA typically will inspect one or more clinical sites to assure compliance with cGCP before approving an NDA. The FDA also will inspect the facility or the facilities at which the product is manufactured before the NDA is approved to assure compliance with cGMP. The FDA will not approve the product unless cGCP and cGMP compliance is satisfactory. The FDA may also take into account results of inspections performed by certain counterpart foreign regulatory agencies in assessing compliance with cGCP or cGMP. The FDA has entered into international agreements with foreign agencies, including the EMA, in order to facilitate this type of information sharing. If the FDA determines the application, clinical sites, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the NDA submission and often will request additional testing or information.

The FDA may deny approval of an NDA if applicable statutory or regulatory criteria are not satisfied, or may require additional testing or information, which can delay the approval process. FDA approval of any application may include many delays or may never be granted. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that an NDA does not satisfy the regulatory criteria for approval. If a product is approved, the approval will impose limitations on the indicated use or uses for which the product may be marketed, may require that warning statements be included in the product labeling, and may require that additional studies be conducted following approval as a condition of the approval. The FDA may limit the indications for use, approve narrow labeling relegating a drug to second-line or later-line use, add limitations of use to the labeling or place other conditions on approvals, which could restrict the marketing of an approved product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. FDA also may impose restrictions and conditions on product distribution, prescribing or dispensing in the form of a Risk Evaluation Mitigation Strategy (“REMS”) to ensure the safe use of the drug, or otherwise limit the scope of any approval. In determining whether a REMS is necessary, the FDA must consider the size of the population likely to use the drug, the seriousness of the disease or condition to be treated, the expected benefit of the drug, the duration of treatment, the seriousness of known or potential adverse events, and whether the drug is a new molecular entity. A REMS may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate health care providers of the drug’s risks, limitations on who may prescribe or dispense the drug, or other measures that the FDA deems necessary to assure the safe use of the drug. To market an approved product for other indicated uses, or to make certain manufacturing or other changes, requires FDA review and approval of an NDA Supplement or new NDA, which may themselves necessitate further clinical testing, and the payment of applicable review fees. Additional post-marketing testing and surveillance to monitor the safety or efficacy of a product may be required. In addition, new government requirements may be established that could delay or prevent regulatory approval of our product candidates under development.

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

The FDA regulates strictly the marketing, labeling, advertising and promotion of drug products that are placed on the market. Although physicians may prescribe a drug for off-label uses, manufacturers may only promote for the approved indication(s) and in accordance with the approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses and any other false or misleading promotion. Failure to comply with the laws and regulations governing advertising and promotion can have negative consequences, including adverse publicity, warning and untitled letters from the FDA, requests for corrective advertising or communications with doctors, and civil penalties or criminal prosecution.

In addition, the distribution of approved prescription pharmaceutical products is subject to the Prescription Drug Marketing Act (“PDMA”), which regulates the distribution of drugs and drug samples at the federal level and sets minimum standards for the registration and regulation of drug distributors by the states. Similarly, the Drug Supply Chain Security Act (“DSCSA”) regulates the distribution of prescription pharmaceutical drugs, requiring implementation of an electronic interoperable system to identify and trace each prescription drug at the saleable unit level through the distribution system. The DSCSA also imposes obligations on drug manufacturers related to suspect product identification and removal, verification, dealing only with authorized trading partners, and other elements. The DSCSA is planned to be incrementally implemented over a 10-year period, with serialization of prescription drug products distributed in the U.S. effective November 27, 2017 for drug manufacturers. The PDMA, DSCSA, and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

Also, quality control and manufacturing procedures must continue to conform to cGMP after approval. The FDA periodically inspects manufacturing facilities post-approval to assess continued compliance with cGMP, which imposes certain procedural and recordkeeping requirements. Accordingly, manufacturers must continue to expend time, money and effort in the area of process and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

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

Once approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements is not maintained or if issues bearing on the product’s safety or efficacy are discovered. Newly discovered or developed safety or effectiveness data or other information may also necessitate changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. New government requirements, including those resulting from new legislation, may be established that could delay or prevent FDA approval of our products under development or negatively impact the marketing of any future approved products.

Orphan Drug Designation

We have received orphan drug designation from the FDA for ELX-02 for the treatment of MPS I for the treatment of Rett syndrome, and for the treatment of cystinosis. The FDA may grant orphan drug designation to drugs intended to treat a “rare disease or condition,” which is defined as a disease or condition that affects fewer than 200,000 individuals in the U.S., or more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making available in the U.S. a drug for this type of disease or condition will be recovered from sales in the U.S. for that drug. Orphan drug designation must be requested before applying for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Orphan drug designation can provide opportunities for grant funding towards clinical trial costs, tax advantages and FDA user-fee benefits. In addition, if a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Competitors may receive approval of different drugs or biologics for the indication(s) for which the orphan product has exclusivity.

Rare Pediatric Disease Designation and Priority Review Voucher

Some orphan drugs may also qualify for designation as a “rare pediatric disease” under Section 529 of the FDCA. Section 529 is similar to the Orphan Drug Act, as both require that the “rare disease or condition” affect fewer than 200,000 persons in the U.S. In the Advancing Hope Act of 2016, Section 529 was changed so that the “rare pediatric disease” must also meet the additional criteria of being a serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years, including age groups often called neonates, infants, children, and adolescents. Under Section 529 of the FDCA, the FDA will award priority review vouchers to sponsors of rare pediatric disease product applications that meet these criteria. Under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product.

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

Regulation in the European Union

We have obtained an orphan medicinal product designation from the European Commission, following an evaluation by the EMA’s Committee for Orphan Medicinal Products, for ELX-02 for the treatment of MPS I and for the treatment of cystic fibrosis. The European Commission can grant orphan medicinal product designation to products for which the sponsor can establish that it is intended for the diagnosis, prevention, or treatment of (1) a life-threatening or chronically debilitating condition affecting not more than five in 10,000 people in the EU, or (2) a life-threatening, seriously debilitating or serious and chronic condition in the EU and that without incentives it is unlikely that sales of the drug in the EU would generate a sufficient return to justify the necessary investment. In addition, the sponsor must establish that there is no other satisfactory method approved in the EU of diagnosing, preventing or treating the condition, or if such a method exists, the proposed orphan drug will be of significant benefit to patients. Orphan drug designation is not a marketing authorization. It is a designation that provides a number of benefits, including fee reductions, regulatory assistance, and the possibility to apply for a centralized EU marketing authorization, as well as 10 years of market exclusivity following a marketing authorization. During this market exclusivity period, neither the EMA, nor the European Commission nor the Member States can accept an application or grant a marketing authorization for a “similar medicinal product.” A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The market exclusivity period for the authorized therapeutic indication may be reduced to six years if, at the end of the fifth year, it is established that the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. In addition, a competing similar medicinal product may in limited circumstances be authorized prior to the expiration of the market exclusivity period, including if it is shown to be safer, more effective or otherwise clinically superior to our product. Our product can lose orphan designation, and the related benefits, prior to us obtaining a marketing authorization if it is demonstrated that the orphan designation criteria are no longer met.

Overview of Application Process

To obtain regulatory approval of a drug under the EU’s regulatory systems and authorization procedures, an applicant may submit a Marketing Authorization Application (“MAA”) under a centralized, decentralized, or national procedure. The centralized procedure is compulsory for certain medicinal products, including orphan medicinal products, like ELX-02 and medicinal products produced by certain biotechnological processes, and optional for certain other innovative products. The centralized procedure enables applicants to obtain a marketing authorization that is valid in all EU member states based on a single application. Under the centralized procedure, the EMA’s Committee for Human Medicinal Products (“CHMP”) is required to adopt an opinion on a valid application within 210 days, excluding clock stops, during which additional written or oral information is to be provided by the applicant in response to questions. More specifically, on day 120 of the procedure, once the CHMP has received the preliminary assessment reports and opinions from the rapporteur and co-rapporteur, the CHMP prepares a list of potential outstanding issues, referred to as “other concerns” or “major objections.” These are sent to the applicant together with CHMP’s recommendation. The CHMP can make one of two recommendations: (1) the marketing authorization could be granted provided that satisfactory answers are given to the “other concerns” and/or “major objections” identified and that all conditions outlined in the list of outstanding issues are implemented and complied with; or (2) the product is not approvable since there are “major objections.”

Applicants have three months from the date of receiving the potential outstanding issues to respond to the CHMP and can request a three-month extension if necessary. The granting of a marketing authorization will depend on the recommendations and potential major objections identified by the CHMP as well as the ability of the applicant to adequately respond to these findings. An accelerated assessment can be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of major public health interest, in particular from the viewpoint of therapeutic innovation. In this circumstance, the EMA ensures that the opinion of the CHMP is given within 150 days. After the adoption of the CHMP opinion, a decision on the MAA must be adopted by the European Commission, after consulting the EU member states, which in total should be completed in 67 days.

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

Variations to Conditional Marketing Authorizations

After the granting of a conditional marketing authorization, the marketing authorization holder may apply to vary the conditional marketing authorization under a variation procedure. In the case of the introduction of an additional therapeutic indication, the timeframe for the variation procedure for the initial assessment of the dossier is generally 90 days (plus up to 20 days for validation).

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

If we are able to obtain a marketing authorization for ELX-02 for any indication in the EU, we will be required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. We must, for example, comply with the EU’s stringent pharmacovigilance or safety reporting rules, pursuant to which post-authorization studies and additional monitoring obligations can be imposed. Other requirements relate to, for example, the manufacturing of products and active pharmaceutical ingredients in accordance with good manufacturing practice standards. Competent authorities of EU member states may conduct inspections to verify our compliance with applicable requirements, and we will have to continue to expend time, money and effort to remain compliant. Non-compliance with EU requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties in the EU. Similarly, failure to comply with the EU’s requirements regarding the protection of individual personal data can also lead to significant penalties and sanctions. Individual EU member states may also impose various sanctions and penalties in case we do not comply with locally applicable requirements.

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

The EMA is responsible for coordinating inspections to verify compliance with the principles of GCP, cGMP, GLP, and good pharmacovigilance practice (“GVP”). These inspections are also intended to verify compliance with other aspects of the supervision of authorized medicinal products in use in the EU. The EMA coordinates any inspection requested by the CHMP in connection with the assessment of MAAs. Inspections may be routine or triggered by issues arising during the assessment of the dossier or by other information, such as previous inspection experience. Inspections usually are requested during the initial review of an MAA but could also arise post-authorization.

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

Early Access Programs

Many jurisdictions around the world allow the supply of unauthorized medicinal products in the context of strictly regulated and exceptional early access programs, and some countries may provide reimbursement for drugs provided in the context of such programs. In the EU, the legal basis for early access programs, also referred to as named-patient and compassionate use programs, is set out in the EU legislation regulating the authorization, manufacture, distribution and marketing of medicinal products. Detailed regulatory requirements applicable to early access programs have been adopted and implemented by EU member states in their national laws. The promotion, advertising and marketing of unauthorized medicinal products is generally prohibited, and authorization for early access programs must generally be obtained from national competent authorities, which might not grant such authorization. Obtaining authorization for an early access program in one country does not ensure that authorization will be obtained in another country. U.S. law permits “expanded access” (also known as compassionate use and treatment use) for certain patients with serious diseases who have no comparable alternative treatment options. To provide expanded access in the U.S., sponsors must submit detailed regulatory information to the FDA. FDA authorization depends on several different factors, including whether expanded access will interfere with related clinical trials or drug development. In addition, the Right to Try Act was signed into law in the U.S. on May 30, 2018 and allows certain eligible patients to have access to certain eligible investigational drugs outside of clinical trials if the patient’s licensed treating physician certifies that the patient has exhausted FDA-approved treatment options and cannot participate in a clinical trial of the investigational drug. Sponsors may not promote products as safe or effective for expanded access or right to try uses.

Pharmaceutical Pricing and Reimbursement

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of pharmaceuticals have been a focus of this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. For example, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 expanded Medicare coverage for drug purchases by the elderly and changed the way Medicare covers and pays for pharmaceutical products. Cost reduction initiatives and other provisions of this law may decrease the coverage and reimbursement rate that we may receive for any products approved in the U.S. Likewise, healthcare reform measures under the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, referred to together as the Affordable Care Act, contain provisions that may reduce the profitability of drug products by increasing the minimum level of Medicaid rebates payable by manufacturers of brand-name drugs from 15.1% to 23.1%, effective 2011, extending the Medicaid rebate to Medicaid managed care plans, changing the Medicaid rebate rates for line extensions or new formulations of oral solid dosage forms, mandating discounts for certain Medicare Part D beneficiaries, and imposing a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs,” effective 2011, expanding the types of entities eligible for the “Section 340B discounts” for outpatient drugs, requiring manufacturers to participate in a coverage gap discount program, under which they must agree to offer point-of-sale discounts (75% effective as of 2019) off negotiated prices of applicable branded drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D and creating a process for approval of biologic therapies that are similar or identical to approved biologics. There are numerous steps required to implement the Affordable Care Act, and implementation remains ongoing. Congress also has enacted, and may continue to seek, legislative changes that alter, delay, or eliminate some of its provisions. On February 1, 2016, the Centers for Medicare and Medicaid Services released a long-awaited new rule, the Medicaid Program Covered Outpatient Drug Final Rule, effective April 1, 2016, implementing various provisions of the Affordable Care Act related to “covered outpatient drugs,” including revising the calculation of “average manufacturer price” and addressing other issues relating to Medicaid price reporting and reimbursement. These and other changes contribute to the uncertainty of the ongoing implementation and impact of the Affordable Care Act; they also underscore the potential for additional reform going forward. Certain provisions of enacted or proposed legislative changes may negatively impact coverage and reimbursement of healthcare items and services.

Increasing pricing pressure continues from managed care organizations, government agencies and programs, particularly for new and innovative therapies, that could negatively affect the company’s sales and profit margins for any product candidate for which we receive regulatory approval for commercial sale. In the U.S., these include practices of managed care groups, federal and state exchanges, and institutional and governmental purchasers. Changes to the health care system enacted as part of health care reform in the U.S., as well as increased purchasing power of entities that negotiate on behalf of Medicare, Medicaid, and private sector beneficiaries, could negatively impact the company’s sales and profit margins. Such pressures may also increase the risk of litigation or investigations by the government regarding pricing calculations. There has also been recent negative publicity and Congressional scrutiny around pharmaceutical drug pricing in the U.S. These dynamics may give rise to negative reactions to pricing decisions for products for which we may receive regulatory approval in the future, possibly limiting our ability to generate revenue and attain profitability. Moreover, the pharmaceutical industry will likely face greater regulation and political and legal action in the future. In this healthcare regulatory climate, there may be significant delays in and impediments to obtaining coverage and reimbursement for newly approved drugs. Any regulatory approval of our products is limited to specific diseases and indications for which our products have been deemed safe and effective by the FDA. Coverage by federal healthcare programs may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities’ coverage of the same products. In the U.S. and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the extent to which the costs of the products will be covered and reimbursed by third-party payors, including government healthcare programs such as Medicare and Medicaid, private health insurers and other organizations. Obtaining reimbursement for orphan drugs may be particularly difficult because of the higher prices typically associated with drugs directed at smaller populations of patients. In addition, third-party payors are likely to impose strict requirements for reimbursement in connection with the use of a higher priced drug. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the U.S.

The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the FDA-approved products for a particular indication. Third-party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. Our product candidates may not be considered cost-effective. In the future, we may need to conduct direct head-to-head studies to demonstrate clinical superiority and cost-effectiveness. Our product candidates may not be considered clinically superior and cost-effective to competitor products.

The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and other third-party payors fail to provide adequate coverage and reimbursement. In addition, there is an increasing emphasis on managed care in the U.S. that may negatively impact pharmaceutical pricing.

In some countries, particularly the countries of the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing and reimbursement negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. In some countries, governments can set conditions that must be satisfied for prices to be set at a certain value. Political, economic and regulatory developments may further complicate pricing and reimbursement negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states, and parallel distribution (arbitrage between low-priced and high-priced member states), can further reduce prices. In some countries, we may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product candidate to other available therapies in order to obtain reimbursement or pricing approval.

Freedom of Information Requests

We are also subject, in the U.S. and many other countries, to various regulatory schemes that require disclosure of clinical trial data or allow access to our data via freedom of information requests. We have been and may, from time to time, be notified by regulators, such as the EMA or the competent authorities of EU member states or the FDA that they have received a freedom of information request for documents that they hold relating to our company, including information related to our product candidates.

Fraud and Abuse Laws

Any present or future arrangements with third-party payors, healthcare providers and professionals and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may restrict certain marketing and contracting practices. These laws include, and are not limited to, anti-kickback and false claims statutes.

Both the federal Foreign Corrupt Practices Act (“FCPA”), and the UK Bribery Act of 2010 (“Bribery Act”), are broad in scope and require companies to make and keep books and records that accurately and fairly reflect the transactions of the company and to devise and maintain an adequate system of internal accounting controls. The FCPA prohibits the offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to improperly influence any act or decision, secure any other improper advantage, or obtain or retain business. Under the Bribery Act, companies which carry on a business or part of a business in the United Kingdom may be held liable for bribes given, offered or promised to any person, including non-UK government officials and private persons, by employees and persons associated with the company in order to obtain or retain business or a business advantage for the company.

The federal Anti-Kickback Statute in the U.S. prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or kind, to induce or reward either the referral of an individual for, or the purchase, or order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. This statute has been broadly interpreted to apply to manufacturer arrangements with prescribers, purchasers and formulary managers, among others. Although a number of statutory exemptions and regulatory safe harbors exist to protect certain common activities from prosecution, the exemptions and safe harbors for this statute are narrow, and practices that involve compensation intended to induce prescriptions, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Our practices may not always meet all of the criteria for safe harbor protection. Further, the Affordable Care Act amended the intent requirement of the federal anti-kickback and criminal health care fraud statutes. This amendment provides that a person or entity no longer needs to have knowledge of these statutes or specific intent to violate them. In addition, the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act. Several other countries, including the United Kingdom, have enacted similar anti-kickback, fraud and abuse laws and regulations.

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

The Affordable Care Act included a provision requiring certain providers and suppliers of items and services to Federal Health Care Programs to report and return overpayments within sixty days after they are “identified,” or the Overpayment Statute. In February 2016, the Centers for Medicare and Medicaid Services (“CMS”) released long-awaited regulatory guidance (in the form of a final rule) to Medicare Part A and Part B providers and suppliers regarding how to comply with the Overpayment Statute. CMS had previously released a final rule addressing overpayments involving Medicare Part C and Part D providers in May 2014. Although Medicare Part A/B/C/D providers and suppliers have faced federal False Claims Act liability since 2010 for failures to comply with the Overpayment Statute, these final rules interpreting the Overpayment Statute provide guidance to providers and suppliers regarding how to comply appropriately with applicable obligations, and guidance to government regulators and enforcement authorities regarding monitoring and prosecuting suspected violations. This final rule is not directly applicable to manufacturers but may impact their customers and potential customers who are Medicare providers and suppliers.

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

Statutory requirements to disclose publicly payments made to healthcare professionals and healthcare organizations have also been enacted in certain EU member states. In addition, self-regulatory bodies of the pharmaceuticals industry, such as the European Federation of Pharmaceutical Industries and Associations (“EFPIA”) have published codes of conduct to which its members have agreed to abide by, that require the public disclosure of payments made to healthcare professionals and healthcare organizations.

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

The foregoing discussion should be read in conjunction with the information appearing under “Risk Factors” and the subheading which begins “We and our collaborating partners may be subject, directly or indirectly, to federal and state healthcare fraud and abuse and false claims laws and regulations.”  This risk factor contains important information regarding some of the risks to our business arising as a result of fraud and abuse laws.

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

Several companies are involved in researching and developing molecules targeting suppression of nonsense mutations and enhancement of translational read-through. However, we believe that ELX-02 is the only drug candidate in clinical development designed to treat nonsense mutations in CFTR, the underlying cause of cystic fibrosis and cystinosis, our lead indications. Additional competition to ELX-02 may arise from other programs that do not target a specific CFTR mutation class but work via other mechanisms.

Employees

As of February 29, 2020, we had 29 full-time employees. Of these employees, six were located at our Rehovot, Israel research and development facility and 23 were located in the U.S. We also use consultants as necessary to support key functions.

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

Our principal executive offices are located at 950 Winter Street, Waltham, Massachusetts 02451, and our phone number is (781) 577-5300. In December 2017, we changed our name from Sevion Therapeutics Inc. to Eloxx Pharmaceuticals, Inc. and also changed our ticker symbol from SVON to ELOX. Our wholly-owned subsidiary is Eloxx Pharmaceuticals, Ltd.

Our internet address is http://www.eloxxpharma.com. The public can access, through a link on the “Investors” section of our website, free of charge, all reports and other information on file with the Securities and Exchange Commission (“SEC”), immediately after we electronically submit such material to the SEC. In addition, we will provide electronic or paper copies of our filings free of charge upon request. Information contained on our corporate website or any other website is not incorporated into this Report and does not constitute a part of this Report.

In addition, the public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room located 100 F Street, NE, Washington, DC 20549. Interested parties may call 1-800-SEC-

0330 for further information. The SEC also maintains a website containing publicly available information, at https://www.sec.gov.

We post our code of business conduct and ethics, which applies to all employees, including all executive officers, senior financial officers and directors, in the “Corporate Governance” sub-section of the “Investors” section of our corporate website at www.eloxxpharma.com. Our code of business conduct and ethics complies with Item 406 of SEC Regulations S-K and the Rules of the NASDAQ Stock Market. We intend to disclose any changes to the code that affect the provisions required by Item 406 of Regulation S-K and any waivers of the code of ethics for our executive officers, senior financial officers or directors, on our corporate website.

ITEM 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all other information in this Annual Report on Form 10-K, before you decide to purchase our common stock. If any of the possible adverse events described below actually occurs, we may be unable to conduct our business as currently planned and our financial condition and operating results could be harmed. In addition, the trading price of our common stock could decline due to the occurrence of any of the events described below, and you may lose all or part of your investment. Additional risks that we currently do not know about, or that we currently believe immaterial, may also impair our business.

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

Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for, and successfully commercializing ELX-02 and any future product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our therapeutic product candidates, we or a collaborator must conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. The clinical trials, manufacturing and marketing of ELX-02, and any future product candidates, will be subject to extensive and rigorous review and regulation by numerous governmental authorities in the U.S., the EU and other jurisdictions where we intend to test and, if approved, market our current and future product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical studies and clinical trials that the product candidate is safe and effective for use in each target indication, and potentially in specific patient populations, including the pediatric population. This process can take many years and may include post-marketing studies and surveillance, which would require the expenditure of substantial resources. Of the large number of drugs in development for approval in the U.S. and the EU, only a small percentage successfully complete the FDA or EMA regulatory approval processes and are commercialized. Accordingly, even if we are able to obtain the requisite financing to continue to fund our research, development and clinical programs, we cannot assure you that ELX-02 or any of our future product candidates will be successfully developed or commercialized.

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

We could encounter delays if prescribing physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us, our collaborators, the IRB of the institutions in which such trials are being conducted, the Data Safety Monitoring Board, or DSMB, for such trial, or by the FDA or other regulatory authorities due to a number of factors, including:

•	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;
•	inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;
•	unforeseen safety issues or adverse side effects;
•	failure to demonstrate a benefit from using a drug;
•	changes in governmental regulations or administrative actions; or
•	lack of adequate funding to continue the clinical trial.

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

We are unable to predict whether we could be subject to actions under any of these or other fraud and abuse laws, or the impact of such actions. Moreover, to the extent that any of our product candidates will be sold in a foreign country, if approved for marketing, we and our current or future collaborators may be subject to similar foreign laws and regulations. If we or any of our current or future collaborators are found to be in violation of any of the laws described above and other applicable state and federal fraud and abuse laws, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from government healthcare reimbursement programs and the curtailment or restructuring or our operations, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

We depend on independent investigators, consultants, researchers, medical experts, collaborators, chemists, toxicologists and a small number of medical institutions and third-party contract research organizations to assist with our research efforts and conduct our preclinical and clinical trials and related activities. These collaborators, scientists, consultants and other third parties have provided, and we expect that they will continue to provide, valuable advice and services regarding our clinical development programs and product candidates. These collaborators, scientists, consultants and other third parties are not our employees, may have other commitments that would limit their future availability to us and typically will not enter into non-compete agreements with us. We cannot control the amount or timing of resources that they devote to our preclinical and or clinical development programs and they may not assign as great a priority to our preclinical or clinical development programs or pursue them as diligently as we would if we were undertaking such programs directly. If outside collaborators fail to devote sufficient time and resources to our preclinical and clinical development programs, or if their performance is substandard, the authorization of investigational new drug applications (“INDs”) and pre-clinical trial applications (“CTAs”) and the approval of anticipated new drug applications (“NDAs”) and other marketing applications, and our introduction of new drugs, if any, may be delayed or impeded, which could impair our clinical development programs and would have a material adverse effect on our business and results of operations. These collaborators may also have relationships with other commercial entities, some of whom may compete with us and we may be unable to prevent them from establishing competing businesses or developing competing products.

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

We have a history of net losses and negative cash flows from operating activities since inception, and as of December 31, 2019, had an accumulated deficit of $(137.0) million. Historically, we have financed our operations primarily through equity capital investments, and to a lesser extent from loans and grants from the Israeli Innovation Authority of the Ministry of Economy and Industry, or the IIA. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it will be several years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

Accordingly, despite the public offerings of common stock we completed in April 2018 and June 2019, we will need substantial additional funding in connection with our continuing operations and to achieve our goals. However, our existing cash and cash equivalents may prove to be insufficient for these activities. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs, product portfolio expansion or future commercialization efforts. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional financing due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our operating plans.

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

We may engage in strategic transactions that could cause us to incur additional liabilities, commitments or significant expense. Any such transactions will be dependent on our ability to appropriately evaluate the potential risks and uncertainties, integrate any new technology, product and/or business, and generate revenues (including through up-front payments, milestones and/or royalties) sufficient to meet our underlying objectives.

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

As of December 31, 2019, we had U.S. federal and state net operating loss, or “NOL”, carryforwards of $99.4 million and $31.9 million, respectively, and federal research tax credit carryforwards of $3.0 million. Certain U.S. NOL carryforwards will begin to expire, if not utilized, beginning in 2020 through 2037, and the research tax credits will expire beginning in 2027 through 2037. Included in these U.S. federal NOL carryforwards are $23.5 million of NOLs generated after the effective date of the Tax Cuts and Jobs Act which are not subject to expiration.  Under the Tax Cuts and Jobs Act, federal NOLs generated in 2018 and future years may be carried forward indefinitely but may not be carried back and are only eligible to offset up to a maximum of 80% of taxable income generated in a given year. It is uncertain if and to what extent various U.S. states will conform their net operating loss rules to the Tax Cuts and Jobs Act.

In general, under Section 382 of the United States Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-ownership change NOLs to offset future taxable income. We may have experienced ownership changes in the past, including in connection with the Reverse Merger on December 19, 2017 at which time our pre-change U.S. federal NOL carryforward was $77.2 million and research tax credit was $0.7 million. We may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. Although we have not completed our analysis, it is reasonably possible that our federal NOLs available to offset future taxable income could materially decrease. This reduction will be offset by an adjustment to the existing valuation allowance for an equal and offsetting amount. Additionally, our state NOLs available to offset future state income could similarly decrease which would also be offset by an equal and offsetting adjustment to the existing valuation allowance. Given the offsetting adjustments to the existing valuation allowance, any ownership change is not expected to have an adverse material effect on our Consolidated Financial Statements. Finally, as of December 31, 2019, we had Israeli NOL carryforwards of $73.7 million, which carry forward indefinitely.

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

Changes in healthcare laws and implementing regulations, as well as changes in healthcare policy, may affect coverage and reimbursement of our product candidates in ways that we cannot currently predict, and these changes could adversely affect our business and financial condition.

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

We are subject to laws and regulations covering data privacy and the protection of personal information including health information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business. In the U.S., we may be subject to state security breach notification laws, state health information privacy laws and federal and state consumer protections laws which impose requirements for the collection, use, disclosure and transmission of personal information. Each of these laws is subject to varying interpretations by courts and government agencies, creating complex compliance issues for us. If we fail to comply with applicable laws and regulations, we could be subject to penalties or sanctions, including criminal penalties if we knowingly obtain individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or for aiding and abetting the violation of HIPAA.

Numerous other countries have, or are developing, laws governing the collection, use and transmission of personal information as well. EU member states and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations. For example, in May 2016, the EU formally adopted the General Data Protection Regulation, or GDPR, which applies to all EU member states as of May 25, 2018 and replaces the former EU Data Protection Directive. The regulation introduces new data protection requirements in the EU and imposes substantial fines for breaches of the data protection rules. The GDPR must be implemented into national laws by the EU member states and imposes strict obligations and restrictions on the ability to collect, analyze, and transfer personal data, including health data from clinical trials and adverse event reporting. Data protection authorities from different EU member states have interpreted the privacy laws differently, which adds to the complexity of processing personal data in the EU, and guidance on implementation and compliance practices are often updated or otherwise revised. Any failure to comply with the rules arising from the GDPR and related national laws of EU member states could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results. The GDPR will increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with EU data protection rules.

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

Our business could be adversely affected by the effects of widespread public health epidemics and other factors beyond our control.

Public health epidemics or widespread outbreaks of contagious diseases could adversely impact our business. Any outbreak of contagious diseases, and other adverse public health developments, such as the recent novel strain of coronavirus (COVID-19), initially limited to a region in China and now affecting the global community, could impact our operations depending on future developments, which are highly uncertain, largely beyond our control and cannot be predicted with certainty. These uncertain factors include the duration of the outbreak, new information which may emerge concerning the severity of the disease and the actions to contain or treat its impact, could adversely impact our operations, including among others, conduct of our clinical trials which are being conducted in Europe, Israel and the U.S., employee mobility and productiveness, temporary closure of facilities, including clinical trial sites, our manufacturing capabilities, and third party service providers such as CROs, any of which could have an adverse impact on our business and our financial results.

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

We are highly dependent on principal members of our senior management. While we have entered into employment agreements or offer letters with each of our executive officers, any of them could leave our employment at any time, as all of our employees are “at will” employees. Recruiting and retaining other qualified employees, consultants and advisors for our business, including scientific and technical personnel, will also be critical to our success. Competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for individuals with similar skill sets. In addition, failure to succeed in preclinical studies or clinical trials may make it more challenging to recruit and retain qualified personnel. The inability to recruit or loss of the services of any executive, key employee, consultant or advisor may impede the progress of our research, development and commercialization objectives. If we fail to attract and retain highly qualified personnel, we may not be able to successfully develop, manufacture or commercialize our product candidates.

Risks Related to Intellectual Property

If we fail to adequately protect or enforce our intellectual property rights or secure rights to third party patents, the value of our intellectual property rights would diminish, and our business, competitive position and results of operations would suffer.

As of December 31, 2019, we owned or licensed 19 issued patents and 34 pending patent applications in the U.S. and abroad, not including U.S. provisional applications. However, with regard to the pending provisional applications, the filing of a patent application does not mean that we will be issued a patent, or that any patent eventually issued will be as broad as requested in the patent application or sufficient to protect our technology. Any modification required to a currently pending patent application may delay the approval of such patent application which could have a material adverse effect on our business, results of operations and financial condition. In addition, there are a number of factors that could cause our current or future issued patents to become invalid or unenforceable or that could cause our pending patent applications to not be granted, including known or unknown prior art, deficiencies in the patent application or lack of originality of the technology. Our competitive position and future revenue will depend in part on our ability and the ability of our licensors and collaborators to obtain and maintain patent protection for our product candidates, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties. However, we cannot predict:

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

If we infringe the rights of third parties, we could be prevented from selling products, forced to pay damages and required to defend against litigation which could result in substantial costs and may have a material adverse effect on our business, results of operations and financial condition.

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

In addition to our operations in the United States, we currently conduct certain research and clinical development activities through our regional operations located in Israel, and may, in the future, expand operations to other regional locations in Europe and elsewhere as circumstances require. Accordingly, political and economic conditions in Israel and the surrounding region in particular, may directly affect our locations. Regional instability may lead to a deterioration in the political and trade relationships that exist between countries in the region, making it more difficult to conduct operations.

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

We received Israeli government grants for our research and development activities and programs. The terms of such grants may require us, in the future, to pay royalties and under certain circumstances, penalties in addition to payment of royalties.

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

The R&D Law and terms of the prior grants restrict the transfer of certain know-how, and the transfer of manufacturing or manufacturing rights of products developed with grant funds, outside of Israel, without the prior approval of the IIA. Therefore, if aspects of our technologies are deemed to have been developed with IIA funding according to the R&D Law, the discretionary approval of the IIA may be required for any assignment and/or transfer to third parties inside or outside of Israel of know-how or transfer outside of Israel of manufacturing or manufacturing rights and may result in payment of increased royalties and/or payment of additional amounts to the IIA. Furthermore, the IIA may impose certain conditions on any arrangement under which it permits us to transfer technology or development outside of Israel. Such approvals may not be granted by the IIA and any conditions imposed may not be acceptable to the Company.

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

We enter into agreements with our employees pursuant to which they agree that any inventions created in the scope of their employment or engagement are assigned to us or owned exclusively by us, without the employee retaining any rights. A significant portion of our intellectual property has been developed by our employees in the course of their employment for us. Under the Israeli Patent Law, 5727-1967 (the “Patent Law”), inventions conceived by an employee during the scope of his or her employment with a company are regarded as “service inventions,” which belong to the employer, absent a specific agreement between the employee and employer giving the employee service invention rights. The Patent Law also provides that if there is no such agreement between an employer and an employee, the Israeli Compensation and Royalties Committee (the “Committee”), a body constituted under the Patent Law, shall determine whether the employee is entitled to remuneration for his or her inventions. Previous decisions by the Committee have created uncertainty in this area regarding whether the right to receive remuneration for service inventions can be voluntarily waived by an employee and whether such waiver is enforceable. In addition, the Committee determined that even if such right to receive compensation and royalties for service inventions may be waived, the waiver should be specific. Subsequent court cases have not provided significant clarity on these matters.

Risks Related to Our Common Stock

Our stock price may be volatile, and purchasers of our common stock could incur substantial losses.

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

Pursuant to the 2018 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The 2018 Plan became effective on April 20, 2018. As of December 31, 2019, individuals held share awards to purchase or receive an aggregate of 5,201,615 shares of our common stock. If our board of directors elects to increase the number of shares available for future grant by the maximum amount each year, our stockholders may experience additional dilution, which could have a negative effect on our share price.

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

Market Information for Common Stock

Since April 26, 2018, our common stock has traded on The NASDAQ Capital Market under the symbol “ELOX.” Prior to that date, our common stock traded on the OTCQB market under the symbol “ELOX”. Following the Reverse Merger and reverse stock split, and commencing December 20, 2017, the Company’s common stock symbol on the OTCQB market changed to “SVOND”, and subsequently changed to “ELOX” on January 19, 2018. Prior to the completion of the Transaction on December 19, 2017, our common stock was traded on the OTCQB market under the symbol “SVON.”

Holders

As of March 1, 2020, there were approximately 70 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Recent Sales of Unregistered Securities

None, except as previously disclosed on our Quarterly Reports on Forms 10-Q and Current Reports on Forms 8-K.

Purchases of Equity Securities by the Issuer or Affiliated Purchaser

There were no repurchases of shares of our common stock during the fourth quarter ended December 31, 2019.

Dividend Policy

We have not paid dividends on our common stock since inception and we do not intend to pay any dividends in the foreseeable future. We expect that any earnings which we may realize will be retained to finance the growth of our Company. The declaration of dividends in the future will be at the election of our board of directors and will depend upon our earnings, capital requirements, financial position, general economic conditions, and other factors the board of directors deems relevant.

ITEM 6.	Selected Financial Data

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K.

ITEM 7.	MANAGEMENT’S Discussion and analysis of financial condition and results of operation

The following information should be read in conjunction with the consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K (this “Report”).

Except for the historical information contained in this Report, the matters discussed herein may be deemed to be forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. In this Report, words such as “may,” “expect,” “anticipate,” “estimate,” “intend,” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) are intended to identify forward-looking statements.

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

The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Report, including those risks identified under Item 1A., Risk Factors. In many instances, dollar amounts contained in the narrative descriptions in the following section of this Report are stated in approximate values, pursuant to generally accepted rounding conventions. We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Company Overview

We are a clinical-stage biopharmaceutical company developing novel ribonucleic acid (RNA)-modulating drug candidates, each designed to be a eukaryotic ribosomal selective glycoside (ERSG), formulated to treat rare and ultra-rare premature stop codon disorders. Premature stop codons are point mutations that disrupt the stability of the impacted messenger RNA (mRNA) and the protein synthesis from that mRNA. As a consequence, patients with premature stop codon disorders have reduced levels of, or no, protein from a gene whose product performs an essential function. This type of mutation accounts for some of the most severe phenotypes across genetic diseases. Nonsense mutations have been identified in over 1,800 rare and ultra-rare diseases.  Read-through therapeutic development is focused on increasing mRNA stability and enabling functional protein synthesis. As opposed to a typical gene therapy approach of targeting a single, unique mutation in a target disease, this small molecule strategy enables targeting an entire class of mutations across the rare disease landscape. Our small molecule approach has the potential to address a range of different premature stop codons in a single gene since our ERSG compounds are targeted to the ribosomes. ELX-02, our lead investigational drug product candidate, is a small molecule designed to restore production of full-length functional proteins. ELX-02 is in clinical development for systemic administration for cystic fibrosis and nephropathic cystinosis. ELX-02 is an investigational drug that has not been approved by any global regulatory body. In addition, during 2019 we announced a new program studying ERSG compounds for autosomal dominant polycystic kidney disease (ADPKD) and in rare inherited retinal disorders (IRDs) by intravitreal administration with an initial focus on Usher Syndrome.  We hold worldwide development and commercialization rights to ELX-02 and other novel compounds in our read-through library, for all indications, in all territories, under a license from the Technion Research and Development Foundation Ltd. (“TRDF”). Professor Timor Baasov, the inventor of our compounds, has served as our senior consultant since our incorporation.

During 2019, we advanced our clinical program for ELX-02 into Phase 2 studies in cystic fibrosis and nephropathic cystinosis. We also completed a renal impairment study with ELX-02 in subjects with mild, moderate, and severe renal impairment. The results from the renal impairment study provide support for both continuing our clinical development programs and evaluating the suitability of our ERSG library for development in additional renal disorders, including ADPKD and cystinuria. Our preclinical candidate pool consists of a library of novel ERSG drug candidates identified based on read-through potential and cytoplasmic ribosomal selectivity.

Our research and development strategy targets rare or ultra-rare diseases where a high unmet medical need exists, an identified nonsense mutation-bearing patient population is established, preclinical read-through can be established in predictive personalized medicine models, and a defined path through Orphan Drug development, regulatory approval, patient access and commercialization is identifiable. We believe patient advocacy is an important element of patient focused drug development, and we seek opportunities to collaborate with patient advocacy groups throughout the discovery and development process. Our current clinical program for our lead investigational drug product candidate, ELX-02, includes studies in both cystic fibrosis and nephropathic cystinosis.

We intend to be the global leader in the application of the science of translational read-through and the associated pathway of nonsense mediated decay (NMD). We believe that expanding our expertise across these basic science areas of mRNA regulation, ribosomal function, and protein translation forms a solid foundation to support our discovery and development activities. Our ERSG compounds modulate the activity of the ribosome, a ribonucleoprotein complex of RNAs and proteins responsible for protein production, a process also known as translation. These novel small molecule ERSG compounds are designed to allow the ribosome to read-through a nonsense mutation in mRNA (which is transcribed from the DNA sequence), to restore the translation process to produce full-length, functional proteins and increase the amount of mRNA that would otherwise be degraded as part of a phenomenon called nonsense mediated mRNA decay. As our ERSG compounds target the general mechanism for protein production in the cell, we believe they have the potential to treat numerous of genetic diseases where nonsense mutations have impaired gene function. Since nonsense mutations may occur at different positions within a given gene, a potential advantage of the small molecule ERSG approach is being able to use one molecule to address a range of mutations within a given disease state. Our subcutaneously injected ERSG molecules have the potential to be self-administered for systemic disease and to be active across many of the body’s tissues.

We believe that our library of related novel small molecules holds the potential to be disease-modifying therapies that may change the course of numerous of genetic diseases and improve the lives of patients. Our early preclinical data in animal models of nonsense mutations suggests that drug product candidates from our read-through compound ERSG library may have potential beneficial effects for each of the following disorders: cystic fibrosis, nephropathic cystinosis, ADPKD, a variety of IRDs (including Usher Syndrome), primary ciliary dyskinesia, cystinuria, mucopolysaccharidosis type 1, Duchenne muscular dystrophy and Rett syndrome, and have demonstrated the potential for beneficial effects in multiple organs such as the brain, eye, kidney, muscles and others. Of the novel compounds in our ERSG Library, approximately 30 compounds have been selected, based on read-through activity, for continued preclinical research and we anticipate additional compounds advancing toward Investigational New Drug (IND) filings.

Currently, the clinical programs for our lead investigational drug candidate, ELX-02, are focused on development for cystic fibrosis and nephropathic cystinosis patients with diagnosed nonsense mutations. With ELX-02, we have completed a Phase 1 single ascending dose (SAD) trial at sites in Israel and Belgium, a multiple ascending dose (MAD) trial in Belgium and the United States, and a renal impairment study in the U.S. with subjects having mild, moderate and severe renal impairment. The results of the SAD study were published in Clinical Pharmacology in Drug Development in January 2019. The results from the MAD trial were presented in 2019 at both the European Cystic Fibrosis clinical meeting and the North American Cystic Fibrosis Conference (NACFC).  Additionally, the results from the renal impairment study were presented at the 2019 American Society of Nephrology (ASN) Kidney Week.

Our Phase 2 cystinosis trial involved two sequential cohorts with three escalating doses in three patients per cohort. The first cohort enrolled three homozygous W138X patients ages 23 to 38, with prior kidney transplants and varying degrees of renal insufficiency. In January 2020, we announced positive data from the first cohort of the Phase 2 study of ELX-02 in the treatment of patients with nonsense mutation-mediated nephropathic cystinosis. The results of the first cohort met the primary safety endpoint and the reductions in white blood cell (WBC) cystine provided a clear indication of biologic activity in these patients at nominal doses > 0.5 mg/kg/day. Following review of the safety and pharmacokinetic data by an independent Safety Review Committee (SRC), the SRC approved progressing to the second cohort that would enable enrolling patients ages 12 and older. Due to study design limitations, patients across all dose groups had elevated and uncontrolled pretreatment WBC cystine levels which made it difficult to fully evaluate ELX-02-mediated WBC cystine reductions. Therefore, we have discontinued this study and will not proceed with the second cohort as contemplated in the original protocol.  We will continue to review these data with a panel of scientific and clinical experts to determine appropriate modifications for a possible new study design.

The clear indications of biologic activity in this study provide human clinical proof of concept for ELX-02 and de-risk other clinical applications of our ERSG library using this dosage range. These encouraging results also provide a basis for expansion to studies of additional kidney diseases caused by nonsense mutations such as ADPKD.

Our Phase 2 cystic fibrosis clinical trial program for ELX-02 is actively dosing patients in the U.S. and Israel and continuing to enroll patients at leading global investigator sites. We expect to achieve full enrollment and to report topline results during the first half of 2020. In the U.S., the Cystic Fibrosis Foundation is providing funding for a portion of the trial and we have formed a joint program advisory group with the CF Foundation focused on the development of ELX-02 for cystic fibrosis. The Cystic Fibrosis Therapeutics Development Network (“TDN”) has sanctioned the Phase 2 study protocol (ClinicalTrials.gov Identifiers: NCT04126473 and NCT04135495), which is being conducted at TDN member sites.

For the U.S. trial, Dr. Ahmet Uluer, Director of the Adult Cystic Fibrosis Program at the Boston Children’s Hospital/Brigham and Women’s Hospital CF Center, is the lead study investigator. In Europe and Israel, Professor Eitan Kerem, M.D., Head of the Division of Pediatrics, Children’s Hospital, Hadassah Medical Center in Israel, is the global lead investigator. The protocols have been sanctioned by the TDN in the U.S. and the European Cystic Fibrosis Society Clinical Trial Network (which has given our European/Israel trial a “high priority” ranking) and we are currently enrolling and dosing patients in both trials.  During October 2019, we completed an interim CMC review meeting with the U.S. Food and Drug Administration (the “FDA”) and we have gained alignment with the agency on our manufacturing formulation and process, which we believe will be suitable for our expected drug supply needs through completion of our pivotal trials.

We continue to progress our ERSG pipeline in IRDs, another area of high unmet medical need, that are associated with vision loss and blindness. There are over 300 IRDs associated with nonsense mutations. We recently reported on a critical milestone demonstrating that several of our library compounds successfully reach retinal disorder-relevant tissue layers and can restore protein production in an animal model. These data support that our ERSG compounds are suitable for reaching and promoting read-through in target cells within the retina. We plan to present these data at the Association for Research in Vision and Ophthalmology (ARVO) Annual Meeting May 3-7, 2020 in Baltimore, Maryland.

We are also evaluating the suitability of our ERSG library for development in rare renal disorders associated with nonsense mutations, such as ADPKD and cystinuria. ADPKD is a relatively common inherited genetic kidney disease occurring in between 1:400 and 1:1,000 patients and the fourth leading cause of end-stage renal disease in the United States. Over 25% of the primary genetic changes that cause ADPKD are nonsense mutations, where a premature stop codon in the gene leads to a truncated, often unstable, protein. We have evaluated the three most relevant ADPKD nonsense mutations in an in vitro read-through assay and have demonstrated significant levels of read-through for ELX-02 and several library compounds, which is the first step in our preclinical development toward IND.

We believe there is a significant unmet medical need in the treatment of cystic fibrosis patients carrying nonsense mutations on one or both alleles of the CFTR gene. Cystic fibrosis is the most prevalent genetic disease in the western world and there are no currently approved therapies that target the impairment associated with Class 1 CFTR mutations. We believe that nonsense mutations may impact a similar proportion of patients diagnosed with cystinosis. There are no currently approved therapeutics that target the nonsense mutation mediated impairment of cystinosin, the cystine-selective transport channel in the lysosomal membrane that is attributed as the cause for the accumulation of cystine in this disease state. Given the high proportion of pediatric patients in each of these rare orphan diseases, we intend to apply for relevant Orphan Drug incentives in the U.S. and Europe, including the Rare Pediatric Disease Priority Review Voucher in the U.S. Currently, the European Medicines Agency (the “EMA”) has designated ELX-02 as an orphan medicine for the treatment of cystic fibrosis and mucopolysaccharidosis type I (MPS I), and the FDA has granted orphan drug designation to ELX-02 for the treatment of nephropathic cystinosis, MPS I, and Rett syndrome.

We believe that our cash, cash equivalents, and marketable securities of $56.3 million at December 31, 2019, will enable us to meet the anticipated cash needs required to reach topline Phase 2 data in cystic fibrosis and maintain our current and planned operations through at least the next 12 months from the issuance of this Annual Report on Form 10-K. Since our inception, we have incurred significant operating losses. Our net losses were $50.9 million, $47.2 million and $21.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $(137.0) million. To date, we have financed our operations primarily through equity capital investments, and to a lesser extent, from loans and grants from the Israeli Innovation Authority of the Ministry of Economy and Industry, or the IIA. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it will be several years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses may increase if, and as, we:

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

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements and the notes thereto included elsewhere in this Report, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these annual consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the expenses during the reporting period. We evaluate our estimates and judgments on an ongoing basis. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements appearing elsewhere in this Report, we believe that the following accounting policies related to accrued expenses and accrued clinical trial costs and contract research liabilities are the most critical accounting policies for fully understanding and evaluating our financial condition and results of operations.

Accrued Expenses and Accrued Clinical Trial Costs and Contract Research Liabilities

As part of the process of preparing our financial statements, we are required to estimate accrued expenses. This process involves identifying services which have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our financial statements. Given our current business, the primary area of uncertainty concerning accruals which could have a material effect on our operating results is with respect to service fees paid to contract manufacturers in conjunction with the production of clinical drug supplies, and to contract research organizations in connection with our pre-clinical research and clinical trials. In connection with all of the foregoing service fees, our estimates are most affected by our understanding of the status and timing of services provided. The majority of our service providers, including contract research organizations, invoice us in arrears for services performed. In the event that we do not identify some costs which have begun to be incurred, or we underestimate or overestimate the level of services performed or the costs of such services in a given period, our reported expenses for such period would be understated or overstated. We currently reflect the effects of any changes in estimates based on changes in facts and circumstances directly in our statement of operations in the period such change becomes known.

Our arrangements with contract research organizations in connection with clinical trials often provide for payment prior to commencing the project or based upon predetermined milestones throughout the period during which services are expected to be performed. We recognize expense relating to these arrangements based on the various services provided over the estimated time to completion. The date on which services commence, the level of services performed on or before a given date, and the cost of such services are often determined based on subjective judgments. We make these judgments based upon the facts and circumstances known to us based on the terms of the contract and our ongoing monitoring of service performance. During the years ended December 31, 2019 and 2018, we had arrangements with multiple contract research organizations whereby these organizations commit to performing services for us over multiple reporting periods. We recognize the expenses associated with these arrangements based on our expectation of the timing of the performance of components under these arrangements by these organizations. Generally, these components consist of the costs of setting up the trial, monitoring the trial, closing the trial and preparing the resulting data. Costs related to patient enrollment in clinical trials are accrued as patients are enrolled in the trial.

With respect to financial reporting periods presented in this Report, the timing of our actual costs incurred have not differed materially from our estimated timing of such costs. In light of the foregoing, we do not believe our practices for estimating future expenses and making judgments concerning the accrual of expenses are reasonably likely to change in the future.

Results of Operations

Comparison of the Years Ended December 31, 2019, 2018 and 2017

Dollar amounts in the following table are in thousands:

	Year Ended December 31,
	2019	2018	2017	2019 / 2018		2018 / 2017
Operating expenses:
Research and development, net	$25,842	$20,489	$16,398	$5,353	26%	$4,091	25%
General and administrative	24,713	26,482	2,702	(1,769)	(7)%	23,780	880%
Reverse merger related expenses	—	594	1,290	(594)	(100)%	(696)	(54)%
Total operating costs	50,555	47,565	20,390	2,990	6%	27,175	133%
Loss from operations	(50,555)	(47,565)	(20,390)	(2,990)	6%	(27,175)	133%
Other (income) expense, net	319	(502)	824	821	(164)%	(1,326)	(161)%
Loss before income taxes	(50,874)	(47,063)	(21,214)	(3,811)	8%	(25,849)	122%
Provision for income taxes	—	122	—	(122)	(100)%	122	—%
Net loss	$(50,874)	$(47,185)	$(21,214)	$(3,689)	8%	$(25,971)	122%

Research and development expenses, net

Research and development expenses were $25.8 million for the year ended December 31, 2019 compared to $20.5 million for the year ended December 31, 2018, an increase of $5.4 million. The increase was primarily related to an increase in salaries and other personnel related costs of $2.3 million, an increase in stock-based compensation of $0.7 million, and an increase in expenses related to subcontractors, consultants and advisors in connection with continued development of ELX-02 of $2.3 million.

Research and development expenses were $20.5 million for the year ended December 31, 2018 compared to $16.4 million for the year ended December 31, 2017, an increase of $4.1 million. The increase was primarily related to an increase in salaries and other personnel related costs of $3.4 million and an increase in expenses related to subcontractors, consultants and advisors in connection with continued clinical phase development of ELX-02 of $0.7 million.

General and administrative expenses

General and administrative expenses were $24.7 million for the year ended December 31, 2019 compared to $26.5 million for the year ended December 31, 2018, a decrease of $1.8 million. The decrease was primarily related to a decrease in stock-based compensation of $2.7 million and a decrease in expenses attributable principally to infrastructure related costs including legal, accounting and other professional fees of $1.1 million, offset by increases in salaries and other personnel related costs of $2.0 million.

General and administrative expenses were $26.5 million for the year ended December 31, 2018 compared to $2.7 million for the year ended December 31, 2017, an increase of $23.8 million. The increase was primarily related to an increase in stock-based compensation of $11.6 million, an increase in salaries and other personnel related costs of $4.4 million, and fees attributable principally to infrastructure related costs including legal, accounting and other professional fees of $7.8 million.

Reverse merger related expenses

During the years ended December 31, 2018 and 2017, we recorded professional service fees of $0.6 million and $1.3 million, respectively, related to the reverse merger we completed on December 19, 2017. There were no reverse merger related expenses recorded during the year ended December 31, 2019.

Other (income) expense, net

We recorded $0.3 million in other expense, net for the year ended December 31, 2019 compared to $0.5 million in other income for the year ended December 31, 2018, an increase of $0.8 million. The increase in other expense, net was primarily due to debt issuance costs and interest expense of $1.6 million associated with our bank debt issued in January 2019, offset by an increase in interest income of $0.2 million, investment income of $0.3 million, and foreign currency exchange gains and other income of $0.1 million. Interest and investment income increased primarily due to higher average cash balances as a result of $32.2 million received from our public offering of common stock in June 2019, and $15.0 million received from our bank debt in January 2019.

We recorded $0.5 million in other income, net for the year ended December 31, 2018 compared to $0.8 million in other expense, net for the year ended December 31, 2017, an increase of $1.3 million. The change was primarily due to an increase in interest income of $0.6 million due to higher average cash balances resulting from net proceeds received of $53.6 million from our public offering of common stock in April 2018, a decrease in interest expense of $0.6 million on debt issuance costs resulting from the conversion of the convertible loan into Series C preferred stock, and a decrease in foreign currency exchange losses of $0.1 million.

Provision for income taxes

There was no provision for income taxes for the year ended December 31, 2019. We recorded a provision for income taxes of $0.1 million for the year ended December 31, 2018, primarily as a result of current income tax expense for subsidiary operations and a correction of a prior year tax return partially offset by a prior year provision-to-return adjustment.

Net operating loss carryforwards

As of December 31, 2019, we had U.S. federal and state net operating loss (“NOL”) carryforwards of $99.4 million and $31.9 million, respectively, and federal research tax credit carryforwards of $3.0 million. Certain U.S. net operating loss carryforwards will begin to expire, if not utilized, beginning in 2020 through 2037, and the research tax credits will expire beginning in 2027 through 2037. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Included in these U.S. federal NOL carryforwards are $23.5 million of NOLs generated after the effective date of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which are not subject to expiration, but may not be carried back and are only eligible to offset up to a maximum of 80% of taxable income generated in a given year.  Under the Tax Act, federal net operating losses incurred beginning in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various U.S. states will conform to the newly enacted federal tax law. Also, as of December 31, 2019, we had Israeli NOL carryforwards of $73.7 million, which carry forward indefinitely.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. Since our inception and through December 31, 2019, we have funded our operations primarily through equity capital investments, and to a lesser extent, from loans and grants.

We have a history of net losses and negative cash flows from operating activities since inception, and as of December 31, 2019, we had an accumulated deficit of $(137.0) million. We expect to continue to incur net losses and use cash in our operations for the foreseeable future. To date, we have not generated revenue from the sale of any product or service, and we do not expect to generate significant revenue unless and until we obtain marketing approval for and commercialize one or more of our product candidates currently in development. A successful transition to profitable operations is dependent upon achieving a level of revenue adequate to support our cost structure.

We have financed our operations primarily from the sale of our equity securities, and to a lesser extent, from loans and grants. We may never achieve profitability, and unless and until we do, we will continue to need to raise additional cash to fund our operations. As discussed in Note 17 of the consolidated financial statements, on February 24, 2020, the Board of Directors of the Company approved a leadership and organizational re-alignment, which is expected to achieve annual cost savings of approximately $4.9 million, with anticipated fiscal year 2020 savings of approximately $2.4 million, net of severance costs. We believe that our cash, cash equivalents, and marketable securities of $56.3 million at December 31, 2019 will enable us to meet the anticipated cash needs required to maintain our current and planned operations through at least the next 12 months from the issuance of this Annual Report on Form 10-K. Our cash, cash equivalents, and marketable securities are highly liquid investments with original maturities of one year or less at the date of purchase and consist of cash in operating accounts and secured investments, primarily U.S. treasuries.

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

In August 2016, Technion Investment Opportunities Fund L.P (the “TIOF”) and TRDF exercised 124,786 and 311,964 warrants, respectively, to purchase shares of preferred stock for total consideration of $0.4 million.

In September 2016, Eloxx Limited achieved a milestone in connection with a prior issuance of securities, pursuant to which Eloxx Limited paid a $0.1 million milestone payment and issued to investors additional shares of preferred stock and warrants to purchase preferred stock for an aggregate amount of $3.7 million.

In May 2017, Eloxx Limited entered into a Share Purchase Agreement (the “2017 SPA”) with certain existing and new investors, whereby an aggregate gross amount of $21.5 million, which included the conversion of the loan, was received by Eloxx Limited in exchange for the issuance of shares of preferred stock including shares of preferred stock that were issued as a result of the anti-dilution effect of the Reverse Merger. The related issuance costs were $0.6 million.

Upon the closing of the Reverse Merger in December 2017, we issued 6,333,333 shares of common stock related to the 2017 SPA for an aggregate gross amount of $17.5 million. Additionally, Sevion raised $1.5 million prior to the Reverse Merger. The related issuance costs for these transactions were $0.5 million.

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

In November 2018, we entered into an Equity Distribution Agreement with Citigroup Global Markets Inc. and Cantor Fitzgerald & Co., pursuant to which we sold 236,462 shares of common stock and received proceeds of $2.9 million, net of issuance costs of $0.1 million through December 31, 2019, of which 35,362 shares of common stock, with received net proceeds of $0.7 million were sold in January of 2019. The shares sold were pursuant to an effective registration statement as described below.

On January 30, 2019, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”), in its capacity as administrative agent, collateral agent and lender, and WestRiver Innovation Lending Fund VIII, L.P. (“WestRiver”). Pursuant to the terms and conditions of the Loan Agreement, the Lenders agreed to extend term loans to us in an aggregate principal amount of up to $25 million, comprised of (i) an initial loan advance of $15 million and (ii) a subsequent loan advance of $10 million, subject to first achieving certain conditions (collectively, the “Term Loan Advances”). The initial term loan was funded on January 30, 2019. The subsequent loan advance was available at our election after the occurrence of certain milestone events relating to data from our clinical trials and receipt by us of certain minimum cash proceeds of at least $75 million from an additional equity offering through a private placement or a public offering by December 31, 2019.  These events did not occur, and thus we did not draw the second advance, and expired unused.

On June 24, 2019, we completed an underwritten public offering of 3,833,334 shares of common stock at the public offering price of $9.00 per share and received gross proceeds of approximately $34.5 million, before deducting underwriting discounts and commissions of $2.1 million and estimated offering expenses of $0.2 million.

Cash Flows

The following table presents the major components of net cash flows provided by (used in) operating, investing and financing activities for the periods presented (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net cash used in operating activities	$(39,391)	$(31,367)	$(15,935)
Net cash used in investing activities	$(33,524)	$(317)	$(114)
Net cash provided by financing activities	$46,800	$56,184	$37,950

Our operating activities used cash of $39.4 million, $31.4 million and $15.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. Cash used in operations resulted primarily from our net losses adjusted for non-cash items and changes in working capital. During the year ended December 31, 2019, our net loss was $50.9 million, partially offset by non-cash charges of $11.4 million related to stock-based compensation expense and $0.1 million of depreciation expense. Changes in working capital for the period were $0.6 million, related primarily to accounts payable and accrued expenses. During the year ended December 31, 2018, our net loss was $47.2 million partially offset by non-cash charges of $13.4 million related to stock-based compensation expense and $0.2 million of depreciation expense. Changes in working capital for the period were $2.2 million related primarily to prepaid expenses and other current assets and accrued expenses. During the year ended December 31, 2017, our net loss was $21.2 million, partially offset by non-cash charges of $3.4 million for the provision related to the Technion exit fee, $0.6 million related to the amortization and revaluation of the discount on our convertible loan, and $0.1 million related to stock-based compensation expense. Changes in working capital for the period were $1.0 million related to a decrease in prepaid expenses and other current assets and an increase in accrued expenses, offset by a decrease in accounts payable.

Our investing activities used cash of $33.5 million, $0.3 million and $0.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. Cash used in investing activities during the year ended December 31, 2019 consisted primarily of purchases of marketable securities of $67.2 million, offset by proceeds of $33.8 million received upon maturities of marketable securities. During the years ended December 31, 2018 and 2017, cash used in investing activities was primarily related to purchases of property and equipment.

Our financing activities provided cash of $46.8 million, $56.2 million and $38.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. During the year ended December 31, 2019, net cash provided by financing activities resulted primarily from net proceeds of $32.2 million from our public offering of common stock in June 2019, the issuance of debt of $14.7 million (net of issuance costs) in January 2019, and proceeds of $0.7 million from the sale of common stock, offset by $1.4 million of taxes paid upon the vesting of restricted stock units. During the year ended December 31, 2018, net proceeds from the 2018 offering were $53.6 million, proceeds from the equity sales agreement were $2.2 million, and proceeds from share-based compensation arrangements were $0.4 million. During the year ended December 31, 2017, net proceeds from the sale of preferred stock were $18.4 million, net proceeds from the conversion of convertible loans into preferred stock were $2.5 million, and net proceeds from the sale of common stock were $17.0 million.

Form S-3 and Equity Sales

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

On June 24, 2019, we completed an underwritten public offering of 3,833,334 shares of common stock at the public offering price of $9.00 per share and received net proceeds of approximately $34.5 million, before deducting underwriting discounts and commissions of $2.1 million and estimated offering expenses of $0.2 million.

Government Grants from the Israeli Innovation Authority (“IIA”)

To date, we have received research and development grants from the IIA totaling $2.6 million. We received research and development grants from the IIA of $0.9 million for the year ended December 31, 2017. No grants were received for the years ended December 31, 2019 and 2018.

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

As of December 31, 2019, we have not commenced the payment obligation of the royalties and have a contingent obligation with respect to royalty-bearing participation received or accrued, amounting to $2.7 million, including accrued LIBOR interest.

Technion Research and Development Foundation Limited Agreement

On August 29, 2013, we entered into an agreement (the “Technion Agreement”) with the Technion Research and Development Foundation Limited (“TRDF”), with respect to certain technology relating to aminoglycosides and the redesign of aminoglycosides for the treatment of human genetic diseases caused by premature stop mutations and further results of the research of the technology, in order to develop and commercialize products based on such technology. Under the Technion Agreement, TRDF is obligated to provide us with research services for an estimated annual payment of $0.1 million, the precise amount to be agreed by the parties prior to the beginning of each year of the research period. During the years ended December 31, 2019, 2018 and 2017, we recorded general and administrative expenses amounting to $0, $0 and $7 thousand, respectively, in relation to the Technion Agreement. In addition, during the years ended December 31, 2019, 2018 and 2017, we recorded research and development expenses amounting to $0.2 million, $0.1 million and $3.5 million, respectively, in relation to the Technion Agreement for reimbursement of costs incurred during the preparation, filing, prosecution and maintenance of the TRDF patent rights related to Eloxx Limited. As of December 31, 2019 and 2018, amounts recorded in accrued expenses were $0.1 million and $25 thousand, respectively.

In addition, TRDF granted us a license to use, market, sell or sub-license the rights of the product developed under the TRDF research results (the “Licensed Product”), as defined in the Technion Agreement, for the following considerations: (a) milestone payments up to total consideration of $6.1 million, to be transferred upon meeting certain milestones as defined in the Technion Agreement; (b) certain royalties in the low- to mid-single-digit percentage of net sales (subject to change in the case of (x) sublicensing to a big pharmaceutical or biotechnology company, or (y) payment of royalties to third parties, or (z) commercialization by a third party of an authorized generic to a licensed product), for a period until the later of (i) the expiration of a valid claim on the Licensed Product in each country the Licensed Product is sold to, or (ii) a certain amount of years from the date of the first commercial sale of the Licensed Product in such country, and (c) a low- to mid-double-digit percentage of any non-royalty sub-license income received by us from a sub-licensed entity. In addition, we agreed to pay a fee to TRDF upon certain exit events as described in the Technion Agreement.

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

Off-Balance Sheet Arrangements

As of December 31, 2019 and 2018, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

The Company’s annual financial statements for the fiscal year ended December 31, 2017 were audited by Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, or EY, as the independent registered public accounting firm. On June 18, 2018, the Company appointed Deloitte & Touche LLP, or Deloitte, as the independent registered public accounting firm to audit the Company’s financial statements for the year ended December 31, 2018. During the fiscal year ended December 31, 2017 and the subsequent interim period through June 18, 2018, there were (1) no disagreements (as defined in Item 301(a)(1)(iv) of Regulation S-K) with EY on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of EY, would have caused EY to make reference thereto in their reports on the Company’s financial statements, and (ii) no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-k).

During the year ended December 31, 2019 and the subsequent interim period, neither the Company nor anyone acting on its behalf consulted Deloitte regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements.

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

As of December 31, 2019, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2019, our disclosure controls and procedures were effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the guidelines established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which appears herein.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2019, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Eloxx Pharmaceuticals, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Eloxx Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated March 6, 2020, expressed an unqualified opinion on those financial statements.

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

March 6, 2020

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

10.20**

Amended and Restated Senesco Technologies, Inc. 2008 Incentive Compensation Plan. (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the period ended March 31, 2014, SEC File No. 001-31326)

10.21**

Form of Stock Option Agreement under the Senesco Technologies, Inc. 2008 Stock Incentive Plan. (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the period ended September 30, 2009, SEC File No. 001-31326).

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

10.28**	Retention Policy (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on October 15, 2012, SEC File No. 001-31326).

10.29

Lease Agreement by and between Eloxx Pharmaceuticals, Inc. and BP Bay Colony LLC, dated October 26, 2017 (incorporated by reference to Exhibit 10.31 of our Annual Report on Form 10-K filed on March 16, 2018, SEC File No. 001-31326).

10.30	Eloxx Pharmaceuticals, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on March 30, 2018, SEC File No. 001-31326).

10.31

Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the Eloxx Pharmaceuticals, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on March 30, 2018, SEC File No. 001-31326).

10.32

Form of Restricted Stock Unit Grant Notice for non-Israeli employees (incorporated by reference to Exhibit 99.5 of our Registration Statement on Form S-3 filed on May 11, 2018, SEC File No. 333-224860).

10.33

Israeli Sub-Plan under the Eloxx Pharmaceuticals, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on March 30, 2018, SEC File No. 001-31326).

10.34

Form of Israeli Stock Option Grant Package under the Israeli Sub-Plan under the Eloxx Pharmaceuticals, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on March 30, 2018, SEC File No. 001-31326).

10.35	Form of Restricted Stock Unit Grant Notice for Israeli employees (incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q filed on August 10, 2018, SEC File No. 001-31326).

10.36

First Amendment to Lease Agreement by and between Eloxx Pharmaceuticals, Inc. and BP Bay Colony LLC, dated June 21, 2018 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 26, 2018, SEC File No. 001-31326).

10.37**

Executive Employment Agreement between Eloxx Pharmaceuticals, Inc. and Gregory C. Williams dated as of June 22, 2018 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on June 26, 2018, SEC File No. 001-31326).

10.38

Executive Employment Agreement between Eloxx Pharmaceuticals, Inc. and David Snow dated as of June 18, 2018 (incorporated by reference to Exhibit 10.38 of our Annual Report on Form 10-K filed on March 14, 2019, SEC File No. 001-31326).

10.39

Equity Distribution Agreement, dated November 16, 2018, by and between Eloxx Pharmaceuticals, Inc., Citigroup Global Markets Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on November 16, 2018, SEC File No. 001-31326).

10.40

Loan and Security Agreement, dated as of January 30, 2019, by and among Silicon Valley Bank, WestRiver Innovation Lending Fund VIII, L.P., Eloxx Pharmaceuticals, Inc., and Eloxx Pharmaceuticals Ltd (incorporated by reference to Exhibit 10.40 of our Annual Report on Form 10-K filed on March 14, 2019, SEC File No. 001-31326).

10.41	Change in Control Severance Benefit Plan, dated September 17, 2019 (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on November 6, 2019, SEC File No. 001-31326).
10.42**	Executive Employment Agreement between Eloxx Pharmaceuticals, Inc. and Gregory C. Williams dated as of February 25, 2020.

Exhibit No.	Description of Exhibit
10.43**	Executive Employment Agreement between Eloxx Pharmaceuticals, Inc. and Neil Belloff dated as of February 25, 2020.
10.44**	Employment offer letter between Eloxx Pharmaceuticals, Inc. and Stephen G. MacDonald dated as of September 24, 2019.

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

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Link Document

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

ELOXX PHARMACEUTICALS, INC. (Registrant)

Date: March 6, 2020	/s/ Gregory C. Williams
Gregory C. Williams
Chief Executive Officer (On behalf of the Registrant and as Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gregory C. Williams and Gregory Weaver, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this report, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their, his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory C. Williams Gregory C. Williams	Chief Executive Officer (Principal Executive Officer)	March 6, 2020

/s/ Gregory Weaver Gregory Weaver	Chief Financial Officer (Principal Financial Officer)	March 6, 2020

/s/ Stephen MacDonald Stephen MacDonald	Vice President, Finance and Accounting, and Treasurer (Principal Accounting Officer)	March 6, 2020

/s/ Tomer Kariv Tomer Kariv	Chairman of the Board of Directors	March 6, 2020

/s/ Ran Nussbaum Ran Nussbaum	Director	March 6, 2020

/s/ Silvia Noiman Silvia Noiman, Ph.D.	Director	March 6, 2020

/s/ Gadi Veinrib Gadi Veinrib	Director	March 6, 2020

/s/ Zafrira Avnur Zafrira Avnur, Ph.D.	Director	March 6, 2020

/s/ Martijn Kleijwegt Martijn Kleijwegt	Director	March 6, 2020

/s/ Steven D. Rubin Steven D. Rubin	Director	March 6, 2020

/s/ Jasbir Seehra Jasbir Seehra, Ph.D.	Director	March 6, 2020

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Eloxx Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eloxx Pharmaceuticals, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholder’s equity, and cash flows, for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 6, 2020

We have served as the Company’s auditor since 2018.

Kost Forer Gabbay & Kasierer 144 Menachem Begin Road, Building A Tel-Aviv 6492102, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eloxx Pharmaceuticals, Inc. (the “Company”) as of December 31, 2017, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017 and the related notes (collectively referred to as the “ consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

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

/s/ KOST FORER GABBAY & KASIERER

A Member of Ernst & Young Global

Tel-Aviv, Israel

March 16, 2018

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$22,493	$48,606
Marketable securities	33,783	—
Restricted cash	43	45
Prepaid expenses and other current assets	1,390	1,690
Total current assets	57,709	50,341
Property and equipment, net	201	248
Operating lease right-of-use asset	924	—
Other long-term assets	113	129
Total assets	$58,947	$50,718

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,871	$747
Accrued expenses	4,655	6,938
Current portion of long-term debt	4,336	—
Advances from collaboration partners	403	—
Current portion of operating lease liability	499	—
Taxes payable	43	122
Total current liabilities	11,807	7,807
Long-term debt	10,502	—
Operating lease liability	425	—
Total liabilities	22,734	7,807
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 authorized, no shares issued or outstanding as of December 31, 2019 and 2018, respectively	—	—
Common stock, $0.01 par value per share, 500,000,000 shares authorized, 40,186,469 and 35,951,537 shares issued and 40,030,763 and 35,860,114 shares outstanding as of December 31, 2019 and 2018, respectively	402	360
Common stock in treasury, at cost, 155,706 and 91,423 shares as of December 31, 2019 and 2018, respectively	(1,703)	(1,129)
Additional paid-in capital	174,515	129,825
Accumulated other comprehensive income	18	—
Accumulated deficit	(137,019)	(86,145)
Total stockholders’ equity	36,213	42,911
Total liabilities and stockholders’ equity	$58,947	$50,718

See accompanying notes consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands, except share and per share data)

	Year ended December 31,
	2019	2018	2017
Operating expenses:
Research and development, net	$25,842	$20,489	$16,398
General and administrative	24,713	26,482	2,702
Reverse merger related expenses	—	594	1,290
Total operating expenses	50,555	47,565	20,390
Loss from operations	(50,555)	(47,565)	(20,390)
Other (income) expense, net	319	(502)	824
Loss before income taxes	(50,874)	(47,063)	(21,214)
Provision for income taxes	—	122	—
Net loss	(50,874)	(47,185)	(21,214)
Less: dividends accumulated for the period	—	—	(2,404)
Net loss attributable to common stockholders	$(50,874)	$(47,185)	$(23,618)

Net loss per share, basic and diluted	$(1.34)	$(1.45)	$(4.75)
Weighted average number of shares of common stock used in computing net loss per share, basic and diluted	38,063,173	32,436,506	4,976,377

Comprehensive loss:
Net loss attributable to common stockholders	$(50,874)	$(47,185)	$(23,618)
Other comprehensive gain (loss):
Unrealized gain (loss) from available-for-sale securities	18	—	—
Comprehensive loss	$(50,856)	$(47,185)	$(23,618)

See accompanying notes consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share and per share data)

	Preferred Stock		Common Stock				Treasury Stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Shares	Amount	Accumulated deficit	Total stockholders’ equity
Balance as of December 31, 2016	7,638,263	$76	4,205,278	$42	$18,238	$—	—	$—	$(17,746)	$610
Issuance of Series C preferred stock, net of $573 issuance costs	6,311,076	63	—	—	18,364	—	—	—	—	18,427
Conversion of convertible loan into Series C preferred stock of $0.01 par value	825,213	8	—	—	3,160	—	—	—		3,168
Exercise of stock options	—	—	16,699	—	17	—	—	—	—	17
Stock-based compensation expense	—	—	—	—	101	—	—	—	—	101
Issuance of common stock, net of $494 issuance costs	—	—	6,333,333	63	16,943	—	—	—	—	17,006
Conversion of Series A, B-1, B-2 and C preferred stock into common stock with respect to the Reverse Merger	(14,774,552)	(147)	14,774,552	147	—	—	—	—	—	-
Shares issued with respect to the Reverse Merger	—	—	2,197,876	22	(192)	—	—	—	—	(170)
Provision related to the Technion exit fee	—	—	—	—	3,416	—	—	—	—	3,416
Net loss	—	—	—	—	—	—	—	—	(21,214)	(21,214)
Balance as of December 31, 2017	—	—	27,527,738	274	60,047	—	—	—	(38,960)	21,361
Exercise of stock options	—	—	1,334,522	14	432	—		—	—	446
Issuance of common stock upon Technion settlement	—	—	569,395	6	(6)	—	—	—	—	—
Issuance of shares upon execution of warrants	—	—	60,989	1	51	—	(3,385)	(52)	—	—
Issuance of shares upon public offering	—	—	5,899,500	60	53,513	—	—	—	—	53,573
Issuance of common stock from at-the-market sales agreement	—	—	201,100	2	2,421	—	—	—	—	2,423
Repurchase of common stock	—	—	(5,076)	—	—	—	(5,000)	(31)	—	(31)
Vesting of restricted stock units	—	—	271,946	3	(3)	—	(83,038)	(1,046)	—	(1,046)
Stock-based compensation expense	—	—	—	—	13,370	—	—	—	—	13,370
Net loss	—	—	—	—	—	—	—	—	(47,185)	(47,185)
Balance as of December 31, 2018	—	—	35,860,114	360	129,825	—	(91,423)	(1,129)	(86,145)	42,911
Exercise of stock options	—	—	116,327	1	168	—	—	—	—	169
Issuance of shares upon execution of warrants	—	—	44,814	1	178	—	(14,893)	(179)	—	—
Issuance of shares upon public offering	—	—	3,833,334	38	32,134	—	—	—	—	32,172
Issuance of common stock from at-the-market sales agreement	—	—	35,362	—	455	—	—	—	—	455
Issuance of warrants	—	—	—	—	421	—	—	—	—	421
Vesting of restricted stock units	—	—	140,812	2	(2)	—	(49,390)	(395)	—	(395)
Stock-based compensation expense	—	—	—	—	11,336	—	—	—	—	11,336
Unrealized gain (loss) on investments	—	—	—	—	—	18	—	—	—	18
Net loss	—	—	—	—	—	—	—	—	(50,874)	(50,874)
Balance as of December 31, 2019	—	$—	40,030,763	$402	$174,515	$18	(155,706)	$(1,703)	$(137,019)	$36,213

See accompanying notes consolidated financial statements.

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(50,874)	$(47,185)	$(21,214)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	11,336	13,370	101
Depreciation	87	216	39
Loss (gain) on sales and disposals of property and equipment	(2)	12	—
Amortization of operating lease right-of-use asset	472	—	—
Amortization of debt discount	535	—	—
Amortization of premiums and discounts on investments	(301)	—	—
Amortization and revaluation of discount in respect to convertible loan	—	—	668
Provision related to the Technion exit fee	—	—	3,416
Change in operating assets and liabilities:
Prepaid expenses and other current assets	83	(1,080)	709
Other assets	—	(41)	—
Accounts payable	1,124	(780)	(583)
Accrued expenses	(1,300)	3,999	929
Operating lease liabilities	(472)	—	—
Taxes payable	(79)	122	—
Net cash used in operating activities	(39,391)	(31,367)	(15,935)
Cash flows from investing activities:
Purchases of marketable securities	(67,214)	—	—
Proceeds from maturity of marketable securities	33,750	—	—
Purchase of property and equipment	(40)	(235)	(237)
Proceeds from sales of property and equipment	2	6	—
Cash paid for long-term deposits	(22)	(88)	—
Cash received upon the Reverse Merger	—	—	123
Net cash used in investing activities	(33,524)	(317)	(114)
Cash flows from financing activities:
Proceeds from underwritten public offerings, net of issuance costs	32,172	53,573	—
Proceeds from debt financing obligation	15,000	—	—
Payment of debt issuance costs	(276)	—	—
Proceeds from share-based compensation arrangements	169	446	17
Proceeds from sale of common stock under equity sales agreement	710	2,165	—
Payment for settlement of taxes upon vesting of restricted stock securities	(1,378)	—	—
Proceeds from issuance of Series C preferred stock	—	—	18,427
Proceeds from issuance of common stock	—	—	17,006
Proceeds from convertible loan and related financial derivative into Series C preferred stock	—	—	2,500
Proceeds from advances from collaboration partners	403	—	—
Net cash provided by financing activities	46,800	56,184	37,950
(Decrease) increase in cash, cash equivalents and restricted cash	(26,115)	24,500	21,901
Cash, cash equivalents and restricted cash at the beginning of the year	48,651	24,151	2,250
Cash, cash equivalents and restricted cash at the end of the year	$22,536	$48,651	$24,151

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheet:
Cash and cash equivalents	$22,493	$48,606	$24,049
Restricted cash	43	45	102
Total cash, cash equivalents and restricted cash	$22,536	$48,651	$24,151

Supplemental disclosure of cash flow activities:
Cash paid for interest	$986	$—	$—
Cash paid for income taxes, net of refunds received	$36	$—	$—
Supplemental disclosure of non-cash financing activities:
Non-cash acquisition of treasury stock	$—	$1,129	$—
Non-cash issuance of common stock upon exercise of warrants	$179	$—	$—

Fair value of warrants issued in connection with long-term debt	$421	$—	$—
Remeasurement of operating leases	$176	$—	$—
Conversion of convertible loan into Series C preferred stock	$—	$—	$3,168
Issuance expenses of Series C Preferred Shares	$—	$—	$242
Proceeds receivable from equity sales agreement	$—	$255	$—

See accompanying notes consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business

Eloxx Pharmaceuticals, Inc., together with its subsidiaries (collectively “Eloxx” or the “Company”), is a clinical-stage biopharmaceutical company developing novel ribonucleic acid (RNA)-modulating drug candidates, each designed to be a eukaryotic ribosomal selective glycoside (ERSG), formulated to treat rare and ultra-rare premature stop codon diseases. Premature stop codons are point mutations that disrupt the stability of the impacted messenger RNA (mRNA) and the protein synthesis from that mRNA. As a consequence, patients with premature stop codon diseases have reduced levels of, or no, protein from a gene whose product performs an essential function. This type of mutation accounts for some of the most severe phenotypes across genetic diseases. Nonsense mutations have been identified in over 1,800 rare and ultra-rare diseases.  Read-through therapeutic development is focused on increasing mRNA stability and enabling functional protein synthesis. As opposed to a typical gene therapy approach of targeting a single, unique mutation in a target disease, this small molecule strategy enables targeting an entire class of mutations across the rare disease landscape. The small molecule approach has the potential to address a range of different premature stop codons in a single gene since the ERSG compounds are targeted to the ribosomes. ELX-02, the Company’s lead investigational drug product candidate, is a small molecule designed to restore production of full-length functional proteins. ELX-02 is in clinical development for systemic administration for cystic fibrosis and nephropathic cystinosis. ELX-02 is an investigational drug that has not been approved by any global regulatory body. In addition, during 2019 the Company announced a new program studying intravitreal administration of ERSG compounds for rare inherited retinal disorders (IRDs) with an initial focus on Usher Syndrome.

During the year, the Company advanced its clinical program for ELX-02 into Phase 2 studies in cystic fibrosis and nephropathic cystinosis. The Company also completed a renal impairment study with ELX-02 in subjects with mild, moderate, and severe renal impairment. The results from the renal impairment study provide support for both continuing the Company’s clinical development programs and evaluating the suitability of its ERSG library for development in additional renal disorders, including autosomal dominant polycystic kidney disease and cystinuria. The Company’s preclinical candidate pool consists of a library of novel ERSG drug candidates identified based on read-through potential and cytoplasmic ribosomal selectivity. The Company is headquartered in Waltham, MA, with additional offices in New Jersey, Pennsylvania and Rehovot, Israel.

The Company’s research and development strategy is to target rare or ultra-rare diseases where a high unmet medical need exists, a nonsense mutation-bearing patient population is established, preclinical read-through can be established in predictive personalized medicine models, and a defined path through Orphan Drug development, regulatory approval, patient access and commercialization is identified. The Company believes patient advocacy is an important element of patient focused drug development and seeks opportunities to collaborate with patient advocacy groups throughout the discovery and development process. The Company’s current clinical program for its lead investigational drug product candidate, ELX-02, includes studies in both cystic fibrosis and nephropathic cystinosis.

During the third quarter of 2019, the Company announced that the Cystic Fibrosis Foundation (the “CF Foundation”) is providing funding for a portion of the U.S. Phase 2 cystic fibrosis clinical trial and that it will form a joint program advisory group with the CF Foundation focused on the development of ELX-02 for cystic fibrosis. The Cystic Fibrosis Therapeutics Development Network (“TDN”) has sanctioned the Phase 2 study protocol, which is being conducted at TDN member sites.

Eloxx Pharmaceuticals, Ltd. (“Eloxx Limited”) was incorporated in Israel on September 17, 2013 and acquired by the Company in a reverse merger described below. The Company focuses its activity on the discovery, development and commercialization of compounds for the treatment of genetic diseases caused by nonsense mutations primarily through a license agreement (the “Technion Agreement”) with the Technion Research and Development Foundation Ltd. (“TRDF”) entered into in 2013. For more information relating to the Technion Agreement, see Note 9, “Legal and Other Contingencies”.

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

Liquidity

The Company has a history of net losses and negative cash flows from operating activities since inception, and as of December 31, 2019, had an accumulated deficit of $(137.0) million. The Company expects to continue to incur net losses and use cash in its operations for the foreseeable future. To date, the Company has not generated revenue from the sale of any product or service and does not expect to generate significant revenue unless and until it obtains marketing approval for and commercializes one or more of its product candidates currently in development. Successful transition to profitable operations is dependent upon achieving a level of revenue adequate to support the Company’s cost structure.

The Company has financed its operations primarily from the sale of equity securities and to a lesser extent, loans and grants. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital to fund its operations. As discussed in Note 17, on February 24, 2020, the Company’ Board of Directors approved a leadership and organizational realignment, aimed at supporting the Company’s efforts to improve operating performance, and concentrate development efforts on the Company’s core programs. The Company believes that its cash, cash equivalents and marketable securities of $56.3 million at December 31, 2019 will enable it to meet anticipated cash needs required to maintain the Company’s current and planned operations through at least the next 12 months from the issuance of the financial statements for the year ended December 31, 2019. Management intends to fund future operations through private or public debt or equity financing transactions and may seek additional capital through arrangements with strategic partners or from other sources. If the Company is unable to obtain financing, it will evaluate options which may include reducing or deferring operating expenses, which may have a material adverse effect on the Company’s operations and future prospects.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company has prepared its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) promulgated by the Financial Accounting Standards Board (“FASB”).

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

Foreign Currency

The functional currency of the Company is the U.S. dollar. Accordingly, monetary accounts maintained in other currencies are re-measured into U.S. dollars in accordance with ASC Topic 830, “Foreign Currency Matters”. All foreign currency transaction gains and losses arising from transactions denominated in foreign currencies, whether realized or unrealized, are recorded in the statements of operation as other income or expenses.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  Comprehensive loss consists of net loss and other comprehensive loss.  Other comprehensive loss consists of unrealized gains and losses from available-for-sale securities.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash and cash equivalents include holdings in checking and overnight sweep accounts. The Company’s cash equivalents, which are money market funds held in a sweep account, are measured at fair value on a recurring basis. As of December 31, 2019 and 2018 the balance of cash and cash equivalents was $22.5 million and $48.6 million, respectively, which approximates fair value and was determined based upon Level 1 inputs. The sweep account is valued using quoted market prices with no valuation adjustments applied. Accordingly, these securities are categorized as Level 1.

Marketable Securities

All investment instruments with an original maturity date, when purchased, in excess of three months but less than one year have been classified as current marketable securities. The Company classifies securities that are available to fund current operations as current assets. These marketable securities are classified as available-for-sale and are carried at fair value. The Company records unrealized gains and losses on available-for-sale debt securities as a component of accumulated other comprehensive income, which is a separate component of stockholders’ equity on its consolidated balance sheet, until such gains and losses are realized. Realized gains and losses on available-for-sale securities are included in other income. The cost of securities sold is based on the specific identification method. The Company periodically reviews its portfolio of securities to determine whether an other-than-temporary impairment loss has occurred. No such losses have occurred to date. There were no realized gains or losses on sales of securities for the year ended December 31, 2019.

Below is a summary of cash, cash equivalents and marketable securities at December 31, 2019 (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$22,493	$—	$—	$22,493
Marketable securities - U.S. treasuries	33,765	19	(1)	33,783
Total cash, cash equivalents and marketable securities	$56,258	$19	$(1)	$56,276

Restricted Cash

At December 31, 2019, and 2018, restricted cash consisted of bank guarantees related to Eloxx Limited’s corporate facilities lease and credit card program.

Concentrations of Credit Risk and Off-Balance Sheet Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents and marketable securities. The Company mitigates its risk with respect to cash and cash equivalents and marketable securities by maintaining its deposits and investments at high-quality financial institutions. The Company invests any excess cash in money market funds and U.S. treasuries, and the management of these investments is not discretionary on the part of the financial institution.

The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Leasehold improvements are amortized over the lesser of the estimated useful life or the expected term of the related lease. Costs associated with maintenance and repairs are expensed as incurred. Depreciation expense is computed on a straight-line method over the estimated useful lives of the respective assets, as follows:

Useful Life (Years)
Computers and software	3 years
Office furniture and equipment	5 to 12 years
Laboratory equipment	5 years
Leasehold improvement	Over the shorter of the expected lease term or estimated useful life

Upon sale or disposition of property and equipment, the cost and related accumulated depreciation are eliminated from the accounts and any resultant gain or loss is credited or charged to operations.

Impairment of Long-Lived Assets

Property and equipment subject to depreciation are reviewed for impairment in accordance with ASC Topic 360, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds their fair value. The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets.

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

Legal and Other Contingencies

The Company accounts for its contingent liabilities in accordance with ASC Topic 450, “Contingencies”. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. For the years ended December 31, 2019, 2018 and 2017 the Company was not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows (see also Note 9, “Legal and Other Contingencies”). Legal costs incurred in connection with loss contingencies are expensed as incurred.

Research and Development Expenses

Research and development expenses are comprised of costs incurred in performing research and development activities, including salaries, stock-based compensation and benefits for employees performing such activities, certain facilities costs, depreciation, third-party license fees, and external costs of vendors engaged to conduct preclinical development activities and clinical trials. Research and development expenses are expensed as incurred and include the Company’s costs of performing services in connection with its collaboration agreements and research grants.

Non-refundable prepayments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized in prepaid expenses and other current assets. Such amounts are recognized as an expense as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered, or the services rendered.

The Company enters into arrangements with contract research organizations in connection with clinical trials. Such arrangements often provide for payment prior to commencing the project or based upon predetermined milestones throughout the period during which services are expected to be performed. As part of the process of preparing the Company’s financial statements, management is required to estimate accrued expenses. The date on which services commence, the level of services performed on or before a given date, and the cost of such services are often determined based on subjective judgments informed by the facts and circumstances know to management from the terms of the contract and the Company’s ongoing monitoring of service performance. The Company makes these judgments based upon the facts and circumstances known to management based on the terms of the contract and the Company’s ongoing monitoring of service performance.

Government Grants

Eloxx Limited has received royalty-bearing grants for the years ended December 31, 2015, 2016 and 2017 totaling $2.6 million, which represents participation in approved research and development programs of the Israeli Innovation Authority (“IIA”, previously known as the Office of the Chief Scientist of the Ministry of Economy). These amounts are recognized on the accrual basis as a reduction of research and development expenses as such expenses are incurred.

Fair Value of Financial Instruments

Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal market for the asset or liability in an orderly transaction between market participants. U.S. GAAP specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs).

The fair value hierarchy consists of three levels:

Level 1 - Quoted prices (unadjusted) in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities.

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

Financial assets and liabilities are classified within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. The authoritative guidance requires the use of observable market data if such data is available without undue cost and effort. When available, the Company uses unadjusted quoted market prices to measure fair value and classify such items within Level 1. If quoted market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based or independently-sourced market parameters, such as interest and currency rates and comparable transactions. Items valued using internally generated models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, items may be classified in Level 3 even though there may be inputs that are readily observable. If quoted market prices are not available, the valuation model used generally depends on the specific asset or liability being valued. At December 31, 2019 and 2018, the Company’s financial assets valued based on Level 1 inputs consisted of cash, cash equivalents and marketable securities (U.S. treasuries). The Company did not have any transfers of financial assets between Level 2 and 3 during 2019.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”), which requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The Company recognizes compensation expenses for the value of its awards granted based on the straight-line method over the requisite service period of each of the awards or over the implicit service period when a performance condition affects the vesting, and it is considered probable that the performance condition will be achieved.

The Company determines the fair value of each stock option award at its grant date using the Black-Scholes option pricing model for options awarded in 2019, and using the binomial lattice-based option valuation model for options awarded in 2018 and 2017.  The Company determines the fair value of each restricted stock unit, or RSU, at its grant date based on the closing market price of the Company’s common stock on that date.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes” (“ASC 740”), which prescribes the use of the asset and liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be recovered or settled. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value if it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Company considers many factors when assessing the likelihood of future realization of deferred tax assets, including recent earnings results, expectations of future taxable income, carryforward periods available and other relevant factors. The Company records changes in the required valuation allowance in the period that the determination is made.

Based on ASC 740, a two-step approach is used to recognize and measure uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. As of December 31, 2019 and 2018, no liability for unrecognized tax positions has been recorded. Accordingly, no interest or penalties related to uncertain tax positions are recorded, either. The Company’s policy is to record any interest or penalties associated with unrecognized tax positions as a component of income tax expense.

Net Loss per Share

For the year ended December 31, 2017, the Company applied the two-class method as required by ASC Topic 260-10, “Earnings Per Share” (“ASC 260-10”), which requires the income or loss per share for each class of shares (ordinary and preferred shares) to be calculated assuming 100% of the Company’s earnings are distributed as dividends to each class of shares based on their contractual rights. For the years ended December 31, 2019 and 2018, the Company had no outstanding preferred shares and was not required to apply the two-class method under ASC 260-10.

No dividends were declared or paid during the reported periods. According to the provisions of ASC 260-10, the Company’s preferred shares are not participating securities in losses and, therefore, are not included in the computation of net loss per share.

Basic loss per share is computed by dividing the loss for the period applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. In computing diluted income per share, weighted average shares used in computing basic earnings per share are adjusted to reflect the potential dilution that could occur upon the exercise of outstanding stock options and upon conversion of restricted stock units and warrants issued to investors and service providers using the “treasury stock method”.

Recent Accounting Pronouncements - Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 establishes ASC Topic 842 (“Topic 842”) which replaces ASC 840, Leases, by introducing a lessee model that requires balance sheet recognition for most leases and the disclosure of key information about leasing arrangements. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. Topic 842 provides several optional practical expedients in transition. The Company elected the package of practical expedients which allowed the Company to not reassess its existing conclusions on lease identification, classification and initial direct costs. Further, the Company elected the hindsight practical expedient and utilized the short-term lease exemption for all leases with an original term of 12 months or less for purposes of applying the recognition and measurement requirements of the new standard. The Company also elected the practical expedient which allowed it to not separate lease and non-lease components for all its leases. The Company adopted the new standard on January 1, 2019 and applied the effective date as its date of initial application and has not updated disclosures required under the new standard for dates and periods prior to January 1, 2019. Also see Note 6, “Leases”.

Recent Accounting Pronouncements - Pending Adoption

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This standard requires that for most financial assets, losses must be based on an expected loss approach which includes estimates of losses over the life of exposure that considers historical, current and forecasted information. Expanded disclosures related to the methods used to estimate the losses as well as a specific disaggregation of balances for financial assets are also required. This standard is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods, with early adoption permitted for annual periods beginning after December 15, 2018. The Company is assessing the impact the adoption of ASU 2016-13 may have on its consolidated financial statements.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2019	2018
Research and development	$448	$864
Other	699	555
Insurance	217	251
Other governmental agency receivables	26	20
	$1,390	$1,690

4. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2019	2018
Computers and software	$166	$146
Office furniture and equipment	164	165
Leasehold improvements	158	141
	488	452
Less: Accumulated depreciation	(287)	(204)
Property and equipment, net	$201	$248

Depreciation expense was $87 thousand, $216 thousand and $39 thousand for the years ended December 31, 2019, 2018 and 2017, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2019	2018
Research and development expenses	$1,560	$3,086
Payroll, bonus and other employee-related expenses	2,200	2,562
Professional services	664	985
Other	137	305
Interest on debt	94	—
	$4,655	$6,938

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

Operating lease assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from its operating leases. In determining the length of the lease term to its long-term lease, the Company determined not to consider an embedded renewal option for one operating lease primarily due to the facts that (i) the renewal rate is at a future market rate to be determined, and (ii) the Company does not have significant leasehold improvements that would restrict its ability to consider relocation. The Company applied its incremental borrowing rate based upon information available in determining the present value of the lease payments. The Company’s incremental borrowing rate is determined using a secured borrowing rate for the same currency and term as the associated lease.

Operating lease costs under the leases for the year ended December 31, 2019 were approximately $0.5 million. Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred. At lease commencement date, the Company estimated the lease liabilities and the right-of-use assets at present value using the Company’s estimated incremental borrowing rate of 8% and determined the initial present value, at inception, of $1.5 million. On January 1, 2019, upon adoption of Topic 842, the Company recorded right-of-use assets of $1.2 million and lease liabilities of $1.2 million. These assets and obligations are reflected within ‘Operating lease right-of-use asset’, and ‘Operating lease liability’ (current and noncurrent), respectively, on the Consolidated Balance Sheet. The weighted average remaining lease term at December 31, 2019 was 1.81 years.  The Company made payments of $0.5 million for the year ended December 31, 2019, and recorded a $0.2 million remeasurement, which increased the respective assets and obligations balances.

The following table summarizes the Company’s maturities of operating lease liabilities as of December 31, 2019 (in thousands):

2020	$556
2021	404
2022	32
Total lease payments	992
Less: present value discount	(68)
Total	$924

The Company’s aggregate future minimum non-cancellable commitments under operating leases as of December 31, 2018 were as follows (in thousands):

2019	$541
2020	490
2021	310
Total minimum lease payments	$1,341

7. Debt

On January 30, 2019, the Company entered into a Loan and Security Agreement (the “SVB Loan Agreement”) with Silicon Valley Bank (“SVB”) and WestRiver Innovation Lending Fund VIII, L.P. (“WestRiver”, and together with SVB, the “Lenders”). Under the SVB Loan Agreement, the Lenders agreed to extend term loans to the Company in an aggregate principal amount of $25.0 million, comprised of (i) an initial loan advance of $15.0 million; and (ii) a subsequent loan advance of $10.0 million, subject to first achieving certain conditions (collectively, the “Term Loan Advances”). The initial term loan was funded on January 30, 2019. The subsequent term loan advance was available until December 31, 2019 at the Company’s election after the occurrence of certain milestone events relating to data from the Company’s clinical trials and receipt by the Company of certain minimum cash proceeds of at least $75 million from an additional equity offering through a private placement or a public offering. These events did not occur, and thus the Company did not draw the second advance.

Outstanding principal on the Term Loan Advances accrues interest at a floating rate equal to the greater of (i) 5.25% per annum and (ii) the sum of 2.5% plus the prime rate, as published in the Wall Street Journal. Interest payments are payable monthly following the funding of a Term Loan advance. On December 31, 2019, the rate was 7.25%. The Company will be required to make principal payments on the outstanding balance of the Term Loan Advances commencing on February 1, 2020 in 36 equal monthly installments, plus interest. Any amounts outstanding under the Term Loan Advances, if not repaid sooner, are due and payable on January 1, 2023 (the “Maturity Date”).

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

As of December 31, 2019, the carrying value of the term loan consists of $15.0 million principal outstanding less the unamortized debt issuance costs of approximately $1.1 million. The debt issuance costs have been recorded as a debt discount and are being accreted to interest expense through the maturity date of the term loan. Interest expense relating to the term loan for the period ended December 31, 2019 was $1.6 million. Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of capitalized loan costs. At December 31, 2019, the effective interest rate was 12.40%. The final maturity payment of $0.9 million is recognized over the life of the term loan through interest expense using the effective interest method.

The Company’s scheduled future principal payments for the long-term debt are as follows (in thousands):

December 31,
2019
2020	$4,583
2021	5,000
2022	5,000
2023	417
Total future principal payments	15,000
Less: unamortized discount	(1,062)
Carrying value of long-term debt	13,938
Less: current portion	(4,336)
Add: final fee due at maturity in 2023	900
Long-term portion	$10,502

8. Related Parties

On August 29, 2013, the Company entered into the Technion Agreement with TRDF, with respect to certain technology relating to aminoglycosides and the redesign of aminoglycosides for the treatment of human genetic diseases caused by premature stop mutations and further results of the research of the technology, in order to develop and commercialize products based on such technology. Under the Technion Agreement, TRDF is obligated to provide the Company with research services for an estimated annual payment of $0.1 million, the precise amount to be agreed by the parties prior to the beginning of each year of the research period. During the year ended December 31, 2017, the Company recorded general and administrative expenses of $7 thousand in relation to the Technion Agreement. No such expenses were incurred during the years ended December 31, 2019 and 2018. In addition, during the years ended December 31, 2019, 2018 and 2017, the Company recorded research and development expenses of $0.2 million, $0.1 million and $3.5 million, respectively, in relation to the Technion Agreement for the reimbursement of costs incurred during the preparation, filing, prosecution and maintenance of the TRDF patents rights related to Eloxx Limited. As of December 31, 2019 and 2018, amounts recorded in accrued expenses were $142 thousand and $25 thousand, respectively.

In addition, TRDF granted the Company a license to use, market, sell or sub-license the rights of the product developed under the TRDF research results (the “Licensed Product”), as fully defined in the Technion Agreement, for the following considerations: (i) milestone payments up to total consideration of $6.1 million, to be transferred upon meeting certain milestones as defined in the Technion Agreement; (ii) certain royalties in the low- to mid-single-digit percentage of net sales (subject to change in the case of (a) sublicensing to a big pharmaceutical or biotechnology company, or (b) payment of royalties to third parties, or (c) commercialization by a third party of an authorized generic to a licensed product), for a period until the later of (i) the expiration of a valid claim on the Licensed Product in each country the Licensed Product is sold to, or (ii) a certain amount of years from the date of the first commercial sale of the Licensed Product in such country; and (iii) a low- to mid-double-digit percentage of any non-royalty sub-license income received by the Company from a sub-licensed entity. In addition, the Company shall pay certain fee to TRDF upon an exit event as described in the Technion Agreement.

Moreover, upon the closing of an exit event which is not an Initial Public Offering (“IPO”), as defined in the Technion Agreement, TRDF shall be entitled to an amount equal to 3% of all non-refundable, non-contingent consideration, whether in cash or in kind, actually received by the Company and/or its shareholders. Upon the closing of an exit event which is an IPO, as defined in the Technion Agreement, TRDF shall be entitled to a number of Ordinary Shares of the Company representing 3% of the Company’s outstanding shares on a fully diluted basis immediately prior to the closing of such IPO.

On August 9, 2017 the Company received a letter from TRDF regarding TRDF’s alleged entitlement to an exit fee in accordance with the Technion Agreement. The Company recorded $3.4 million in research and development expense with an offsetting adjustment to additional paid-in capital for the year ended December 31, 2017 related to the planned issuance of shares to TRDF at fair market value on the purported date of the exit event. On June 13, 2018, the Company entered into an amendment to the license agreement providing that in exchange for the issuance by the Company to TRDF of 569,395 shares, the Company and TRDF agreed to terminate (i) TRDF’s rights to receive payments from the Company upon the Company’s consummation of certain business transactions such as a merger or an initial public offering, (ii) certain preemptive rights provided by the Articles of Association of Eloxx Limited, and (iii) TRDF’s right to designate an observer to the Company’s board of directors. On June 30, 2018, the Company issued 569,395 shares to TRDF in satisfaction of this claim.

9. Commitments and Contingencies

   Royalty Commitments to the IIA

To date, the Company has received research and development grants from the IIA totaling $2.6 million, including $0.9 million for the year ended December 31, 2017. No grants were received for the years ended December 31, 2019 and 2018.

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

As of December 31, 2019, the Company has not commenced the payment obligation of the royalties and has a contingent obligation with respect to royalty-bearing participation received or accrued, amounting to $2.7 million, including accrued LIBOR interest.

Commitments to TRDF

Since August 29, 2013, the Company has had an ongoing agreement with TRDF. Refer to Note 8, “Related Parties”, for further information.

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

The Company accounts for contingent liabilities in accordance with ASC Topic 450, “Contingencies”. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of December 31, 2019 and 2018, the Company was not a party to any litigation that is reasonably possible to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows. Legal costs incurred in connection with loss contingencies are expensed as incurred.

During 2019, the Company received a funding award from the Cystic Fibrosis Foundation and entered into an agreement relating to the award and provision of other services. Payment of award amounts are subject to the achievement of certain milestones in connection with the Company’s cystic fibrosis development program in the U.S. The funding provided to the Company is accounted for as an advance from a collaboration partner within the scope of ASC Topic 730, “Research and Development.” The Company recorded a liability for advances from collaboration partners of $0.4 million as of December 31, 2019.

10. Stockholders’ Equity

For accounting purposes, all common stock, preferred stock, warrants, options to purchase common stock and loss per share amounts have been adjusted to give retroactive effect to the exchange ratio and reverse stock split for all periods presented in these consolidated financial statements.

As of December 31, 2019, the Company had 500,000,000 shares authorized of common stock, $0.01 par value, of which 40,030,763 shares were outstanding and 5,000,000 shares authorized of preferred stock, $0.01 par value, of which no shares were issued or outstanding.

Common Stock

Public Offering

On April 30, 2018, the Company closed an underwritten public offering of 5,899,500 shares of its common stock, including the exercise in full by the underwriter of its overallotment option to purchase an additional 769,500 shares, at the public offering price of $9.75 per share for gross proceeds of approximately $57.5 million, before deducting the underwriting discounts and commissions and offering expenses of approximately $3.9 million. The shares of common stock were offered by the Company pursuant to a shelf registration statement on Form S-3 (File

No. 333-224207) that was filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 10, 2018 and declared effective on April 20, 2018, which covers the offering, issuance and sale of up to $125 million of its common stock, preferred stock, debt securities or warrants and other securities, either individually or in combination (the “April 2018 Shelf”).

On June 24, 2019, the Company completed an underwritten public offering of 3,833,334 shares of common stock of the Company at the public offering price of $9.00 per share and received net proceeds of approximately $32.2 million after deducting underwriting discounts and commissions of $2.1 million and estimated offering expenses of $0.2 million.

Form S-3 and Equity Sales Agreement

In November 2018, the Company entered into an Equity Distribution Agreement (the “Agreement”) with Citigroup Global Markets Inc. and Cantor Fitzgerald & Co. (collectively, the “Sales Agents”), pursuant to which the Company may sell and issue shares of its common stock up to an aggregate of $50 million through the Sales Agents. The shares were offered pursuant to the April 2018 Shelf. The Company agreed to pay the Sales Agents a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the Agreement. The Company incurred approximately $0.3 million related to legal, accounting and other fees in connection with the Agreement. For the year ended December 31, 2018, under the Agreement, the Company sold 201,100 shares of common stock and received net proceeds of $2.2 million.  In January 2019, the Company sold 35,362 shares of common stock and received net proceeds of $0.7 million.

On November 16, 2018, the Company filed a shelf registration statement (the “November 2018 Shelf”) on Form S-3 with the SEC. The November 2018 Shelf (File No. 333-228430) was declared effective on November 26, 2018 and covers the offering, issuance and sale of up to $200 million of the Company’s common stock, preferred stock, debt securities or warrants and other securities, either individually or in combination.

Preferred and Common Stock

In February 2016, Eloxx Limited issued shares of preferred stock to purchase shares of preferred stock for an aggregate gross amount of $6.0 million.

In August 2016, Technion Investment Opportunities Fund L.P (the “TIOF”) and TRDF exercised 124,786 and 311,964 warrants, respectively, to purchase shares of preferred stock for total consideration of $0.4 million.

In September 2016, Eloxx Limited achieved a milestone in connection with the prior issuance of securities, pursuant to which Eloxx Limited paid a $0.1 million milestone payment and issued to investors additional shares of preferred stock and warrants to purchase preferred stock for an aggregate amount of $3.7 million.

In May 2017, Eloxx Limited entered into a Share Purchase Agreement (the “2017 SPA”) with certain existing and new investors, whereby an aggregate gross amount of $21.5 million, which included the conversion of the loan (as detailed in Note 16), was received by Eloxx Limited in exchange for the issuance of preferred stock including shares of preferred stock that were issued as a result of the anti-dilution effect of the Reverse Merger. The related issuance costs recorded in 2017 were $0.6 million.

Upon the closing of the Reverse Merger in December 2017, the Company issued 6,333,333 shares of common stock related to the 2017 SPA for an aggregate gross amount of $17.5 million. Additionally, Sevion raised $1.5 million prior to the Reverse Merger. The related issuance costs for these transactions recorded in 2017 were $0.5 million.

Warrants

Eloxx Limited issued warrants to purchase shares in conjunction with the Share Purchase Agreements prior to the Transaction.  During the year ended December 31, 2019, transactions related to warrants were as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (years)
Warrants outstanding at December 31, 2018	347,241	$3.77	3.92
Granted	40,834
Exercised	(59,707)
Forfeited	(4,474)
Warrants outstanding at December 31, 2019	323,894	$4.32	3.74
Warrants exercisable at December 31, 2019	323,894	$4.32	3.74

11. Stock-Based Compensation

Stock Incentive Plans

Prior to April 20, 2018, the Company had two equity compensation plans which provided that options to purchase ordinary shares of Eloxx Limited, or ordinary shares of Eloxx Limited, may be granted to employees, officers, directors, service providers and consultants of Eloxx Limited: the Sevion 2008 Incentive Plan (the “2008 Plan”) and the Eloxx Limited 2013 Share Ownership and Option Plan (the “2013 Plan”).

On March 12, 2018, the Company’s Board of Directors (the “Board”) adopted the 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan became effective on April 20, 2018 upon approval by the stockholders of the Company with the outstanding options and shares available for future grant under the 2008 Plan and the 2013 Plan being assumed by the 2018 Plan. The initial total number of shares available under the 2018 Plan for awards to employees, non-employee directors and other key personnel was 5,000,000 shares. Upon the 2018 Plan becoming effective, the Company ceased granting awards under each of the 2008 Plan and the 2013 Plan.

Stock options granted have a ten-year contractual life and, upon termination of service, vested options are generally exercisable between one and three months following the termination date, while unvested options are forfeited immediately.

In 2017, the Company issued an inducement award outside of its stock plans to its Chief Executive Officer in the form of an option to purchase 22,427 shares of the Company’s common stock with an exercise price per share equal to $8.00, and an award of restricted stock units for 22,427 shares of the Company’s common stock (collectively, the “Performance Awards”). Subject to continued service through the vesting date, the Performance Awards will vest and become immediately exercisable upon the date that marks the first successful completion of a Phase 2B study with respect to any indication. The Company recognized $0.1 million of expense associated with these awards during each of the years ended December 31, 2019 and 2018.

In addition, the Company issued an inducement award outside of its stock plans to its Chief Executive Officer in the form of an option to purchase 640,785 shares of the Company’s common stock with an exercise price per share equal to $8.00, and an award of restricted stock units for 640,785 shares of the Company’s common stock (collectively, the “Time-Vesting Awards”). Subject to continued service through the vesting date, one-third of the Time-Vesting Awards will vest and become immediately exercisable on the first anniversary of the effective date, with an additional one-twelfth of the Time-Vesting Awards vesting on each quarterly anniversary of the effective date, provided that vesting of the Time-Vesting Awards shall be subject to acceleration following the achievement of certain milestones.

Summary of Stock Option Activity

Transactions related to stock options granted to employees and directors during the year ended December 31, 2019, were as follows:

	Amount	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding as of December 31, 2018	3,261,719	$13.09	8.56	$11,650,373
Granted	1,842,990	9.31
Exercised	(116,327)	4.27
Forfeited	(250,712)	10.35
Options outstanding as of December 31, 2019	4,737,670	$11.17	8.54	$3,629,073
Options exercisable at December 31, 2019	1,785,477	$11.78	7.55	$2,498,968

As of December 31, 2019, the unrecognized compensation cost related to the outstanding options was $18.4 million and is expected to be recognized over a weighted-average period of 2.68 years.

The weighted average grant date fair values of stock options granted during the years ended December 31, 2019, 2018, and 2017 were $6.28, $18.06 and $3.68 per share respectively.

The following table presents the assumptions used to estimate the fair values of stock options granted in the periods presented:

	Year ended December 31,
	2019	2018	2017
Dividend yield	0%	0%	0%
Volatility	76%-92%	90%-92%	87%-117%
Risk-free interest rate	1.51%-2.62%	2.55%-3.20%	1.22%-2.50%
Expected term (years)	5.5-6.0	—	—
Contractual term (years)	10	10	10
Forfeiture rate post-vesting	—	10%	10%
Suboptimal exercise	—	2.3	2.3

Summary of Restricted Stock Unit Activity

Transactions related to restricted stock units granted to employees during the year ended December 31, 2019, were as follows:

	Shares	Weighted average grant date fair value per share
Unvested at December 31, 2018	554,147	$9.34
Granted	100,000	11.53
Vested	(190,202)	8.09
Forfeited	—	—
Unvested at December 31, 2019	463,945	$9.45

As of December 31, 2019, the unrecognized compensation cost related to the outstanding options was $4.0 million and is expected to be recognized over a weighted-average period of 2.27 years.

Stock-based Compensation Expense

Stock-based compensation expense relates to stock options granted to employees, non-employee directors and non-employees, time-based restricted stock units granted to employees and performance-based stock options and restricted stock units granted to an employee. The total equity-based compensation expense related to all of the Company’s equity-based awards was recognized as follows (in thousands):

	Year ended December 31,
	2019	2018	2017
Research and development	$2,458	$1,745	$39
General and administrative	8,878	11,625	62
Total stock-based compensation expense	$11,336	$13,370	$101

12. Income Taxes

The components of income (loss) before taxes on income are as follows (in thousands):

	Year ended December 31,
	2019	2018	2017
U.S.	$(22,242)	$(24,439)	$(21)
Israel	(28,632)	(22,624)	(21,145)
Loss before taxes on income	$(50,874)	$(47,063)	$(21,166)

There were no taxes on income during the year ended December 31, 2019. Taxes on income during the year ended December 31, 2018 resulted primarily from subsidiary income as a result of the implementation of an intercompany cost-plus arrangement. The current income tax provision consisted of the following (in thousands):

	Year ended December 31,
	2019	2018	2017
Federal	$—	$94	$—
State and local	—	28	—
Foreign	—	—	—
Income tax provision	$—	$122	$—

The significant components of the Company’s deferred tax assets were comprised of the following (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$38,357	$29,521
Stock-based compensation	2,801	1,001
Reserves and allowances	615	377
U.S. tax credits and other credits	2,980	714
Research and development credits	1,831	4,216
Operating lease right-of-use assets	(169)	—
Operating lease liabilities	169	—
Other	98	40
Total deferred tax assets	46,682	35,869
Valuation allowance	(46,682)	(35,869)
Net deferred tax assets	$—	$—

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statements and income tax purposes. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. As of December 31, 2019 and 2018, based on the Company’s history of operating losses, the Company has concluded that it is not more likely than not that the benefit of the deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2019 and 2018.

As of December 31, 2019 and 2018, the Company provided valuation allowances of approximately $46.7 million and $35.9 million, respectively, on U.S. federal, U.S. state and Israeli tax jurisdiction deferred tax assets to reduce the carrying amounts of these assets to zero. The net changes in the Company’s valuation allowances were increases of $10.8 million and $7.7 million during the years ended December 31, 2019 and 2018, respectively. For the year ended December 31, 2019, the increase in the valuation allowance was primarily related to losses generated during the period and an increase in the stock-based compensation deferred tax asset. For the year ended December 31, 2018, the increase in the valuation allowance was primarily related to losses generated during the period, partially offset by a reduction in the stock-based compensation deferred tax asset associated with cancelled awards.

For the year ended December 31, 2019, the expected tax expense based on the federal statutory rate reconciled with the actual tax expense as follows:

	Year ended December 31,
	2019	2018
U.S. federal statutory rate	21.0%	21.0%
State tax rate, net of federal benefit	0.9	2.4
Permanent differences	(1.5)	(3.0)
Adjustments to deferred taxes	—	(1.8)
Effect of rate differences from statutory	1.1	0.8
Tax reform - federal tax rate change	—	0.1
Tax reform - change in valuation allowance	—	(0.1)
Change in valuation allowance	(21.5)	(19.5)
Other	—	(0.2)
Income tax provision	0.0%	-0.3%

The main reconciling item between the statutory tax rate and the Company’s effective tax rate is the recognition of valuation allowances in respect to deferred taxes related to accumulated net operating losses carried forward and temporary differences due to the uncertainty of the realization of such deferred taxes.

For the years ended December 31, 2019 and 2018, the Company had U.S. federal net operating loss (“NOL”) carryforwards of $99.4 million and $89.8 million. U.S. federal NOL carryforwards will begin to expire, if not utilized, beginning in 2020 through 2037. Included in the U.S. federal NOL carryforward are $23.5 million of NOLs generated after the effective date of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which are not subject to expiration but may not be carried back and are only eligible to offset up to a maximum of 80% of taxable income generated in a given year. It is uncertain if and to what extent various U.S. states will conform their net operating loss rules to the Tax Act.

For the years ended December 31, 2019 and 2018, the Company had U.S. state NOL carryforwards of $31.9 million and $40.0 million, respectively, which may be available to offset future income tax liabilities.

As of December 31, 2019 and 2018, the Company had federal research tax credit carryforwards of $3.0 million and $0.7 million, respectively, available to reduce future tax liabilities and which expire at dates beginning in 2027 through 2037.

As of December 31, 2019 and 2018, the Company had Israeli NOL carryforwards of $73.7 million, and $34.6 million, respectively, which carry forward indefinitely.

The enactment of the Tax Act in December 2017, as further discussed below, resulted in the remeasurement of the Company’s net deferred tax assets due to the reduction in the corporate statutory rate from 35% to 21%. The effect on deferred tax assets and liabilities of a change in law or tax rates is recognized in income in the period that includes the enactment date. The Tax Act also includes a provision designed to currently tax global intangible low-taxed income (“GILTI”). The Company will record the U.S. income tax effect of future GILTI inclusions in the period in which they arise, if ever.  After the enactment of the Tax Act, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provided guidance on accounting for the enactment effect of the Tax Act. SAB 118 addressed the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. SAB 118 provided for a measurement period of up to one year from the Tax Act enactment date for companies to complete their accounting under ASC 740. The Company had calculated a provisional estimate of deferred tax expense of $10.2 million related to the remeasurement of its U.S. deferred tax assets in the future, which was fully and equally offset by a corresponding reduction in the valuation allowance. During the quarter ended December 31, 2018, the Company completed the accounting for the income tax effects of the Tax Act, which resulted in an immaterial change in the net deferred tax asset, before valuation allowance, as of the enactment date.

Under the provisions of the Internal Revenue Code (“IRC”), the net operating loss and tax credit carryforwards are subject to review and potential adjustments by the Internal Revenue Service and state tax authorities. Under Section 382 of the Internal Revenue Code and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percent change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. The Company may have experienced ownership changes in the past, including the Reverse Merger of Sevion Therapeutics, Inc. on December 19, 2017 at which time the Company’s pre-change U.S. federal NOL carryforward was $77.2 million, and its research tax credit was $0.7 million. The Company may experience additional ownership changes in the future as a result of subsequent shifts in its stock ownership, some of which may be outside of its control. Although the Company has not completed its analysis, it is reasonably possible that its federal NOLs available to offset future taxable income could materially decrease. This reduction would be offset by an adjustment to the existing valuation allowance for an equal and offsetting amount. Additionally, the state NOLs available to offset future state income could similarly decrease, which would also be offset by an equal and offsetting adjustment to the existing valuation allowance. Given the offsetting adjustments to the existing valuation allowance, any ownership change is not expected to have an adverse material effect on the Company’s Consolidated Financial Statements.

The Company is subject to income taxes in the United States and Israel. The Company files income tax returns in the U.S. and in several states. The federal and state tax returns are generally subject to tax examination by taxing authorities for tax years beginning in June 30, 2015 to present. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. The Israeli income tax returns remain open to examination beginning in 2013 to present. If and when the Company claims NOL carryforwards from any prior years against future taxable income, those losses may be examined by the taxing authorities.

13. Net Loss Per Share

The loss and the weighted average number of shares used in computing basic and diluted net loss per share for the years ended December 31, 2019, 2018, and 2017, are as follows (in thousands, except share and per share data):

	Year ended December 31,
	2019	2018	2017
Numerator:
Net loss	$(50,874)	$(47,185)	$(21,214)
Less: Dividends accumulated for the period(1)	—	—	(2,404)
Net loss attributable to common stockholders	$(50,874)	$(47,185)	$(23,618)
Denominator:
Weighted average number of shares common stock used in computing net loss per share, basic and diluted	38,063,173	32,436,506	4,976,377
Net loss per share, basic and diluted	$(1.34)	$(1.45)	$(4.75)

(1)

The net loss used for the computation of basic and diluted net loss per share includes 8% per share per annum compounded annually which was related to distributions for preferred stockholders of Eloxx Limited. On December 19, 2017 in conjunction with the Reverse Merger, all preferred shares were converted to common shares.

For the years ended December 31, 2019, 2018, and 2017, the totals of outstanding preferred stock, stock options, stock warrants and restricted stock units, as applicable, excluded from the calculation of the diluted net loss per share due to their anti-dilutive effect were 5,525,509, 4,163,107 and 19,027,306 respectively.

14. Other (Income) Expense, net

Other (income) expense consisted of the following (in thousands):

	Year ended December 31,
	2019	2018	2017
Interest and other income	$(1,072)	$(601)	$—
Foreign currency exchange gains	76	92	156
Amortization and revaluation of embedded conversion feature in respect to convertible loan	—	—	625
Investment income, net	(301)	—	—
Interest and other expense	1,616	7	43
Total other expense (income), net	$319	$(502)	$824

15. Segment and Geographic Information

Operating segments are defined as components of an enterprise (business activity from which it earns revenue and incurs expenses) about which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The chief operating decision maker reviews consolidated operating results to make decisions about allocating resources and assessing performance for the entire company. The Company views its operations and manages its business as one operating segment; however, it operates in two geographic regions: the U.S. and Israel. Substantially all of the Company’s assets are located in the U.S.

16. Reverse Merger

As described in Note 1, “Nature of the Business,” the Reverse Merger was accounted for as a reverse recapitalization which is outside the scope of ASC Topic 805, Business Combinations (“ASC 805”). Under reverse capitalization accounting, Eloxx Limited is considered the acquirer for accounting and financial reporting purposes and acquired the assets and assumed the liabilities of the Company. The assets acquired and liabilities assumed are reported at their historical amounts. The annual consolidated financial statements of the Company reflect the operations of the acquirer for accounting purposes together with a deemed issuance of shares, equivalent to the shares held by the former stockholders of the legal acquirer and a recapitalization of the equity of the accounting acquirer. The annual consolidated financial statements include the accounts of the Company since the effective date of the reverse merger and the accounts of Eloxx Limited since inception.

The following table summarizes the assets and liabilities assumed at the date of the Reverse Merger (in thousands):

December 19, 2017
Cash and cash equivalents	$123
Prepaid expenses and other current assets	220
Property, plant and equipment, net	39
Restricted bank deposits	6
Total assets acquired	388
Accounts payable	(215)
Accrued expenses	(343)
Total liabilities acquired	(558)
Total net liabilities acquired	$(170)

The Company incurred approximately $0.6 million and $1.3 million for the years ended December 31, 2018 and 2017, respectively, in professional fees related to the Reverse Merger. No fees were incurred related to the Reverse Merger for the year ended December 31, 2019.

17. Subsequent Events

On February 24, 2020, the Company’s Board of Directors approved a leadership and organizational realignment aimed at supporting the Company’s efforts to improve operating performance and concentrate development efforts on the Company’s core programs.

The organizational realignment reduces managerial layers and consolidates roles across the organization, resulting in the elimination of 13 full-time positions. These changes will take place throughout March 2020.

  The Company expects to incur a one-time pre-tax charge, during the first quarter of 2020, consisting of employee separation costs of approximately $1.7 million, primarily relating to severance and benefits costs. The Company also expects to incur a one-time non-cash stock compensation charge, during the first quarter of 2020, relating to accelerated vesting of executive stock awards, of approximately $2.5 million.