Form 10-Q
period 2020-03-31
Eloxx Pharmaceuticals, Inc.
filed 2020-05-08
CIK 1035354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

On May 4, 2020, the registrant had 40,127,855 shares of common stock, $0.01 par value per share, outstanding.

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

This Quarterly Report on Form 10-Q, or this Report, and the other documents we have filed with the U.S. Securities and Exchange Commission that are incorporated herein by reference, contain forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. In particular, you should consider the numerous risks described in the “Risk Factors” section in this Report.

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

This report and the other documents incorporated herein by reference include statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe these industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data.

The following are some risks and uncertainties, among others, that could cause actual results to differ materially from those expressed or implied by forward looking statements in this Report:

•	risks related to our ability to progress any product candidates in preclinical or clinical trials;
•	the uncertainty of clinical trial results and the fact that positive results from preclinical studies are not always indicative of positive clinical results;
•	risks related to the scope, rate and progress of our preclinical studies and clinical trials and other research and development activities;
•	risks related to the competition for patient enrollment from drug candidates in development;
•	the impact of the recent global outbreak of COVID-19 on our clinical trials, operations, vendors, suppliers and employees;
•	risks related to our ability to obtain the capital necessary to fund our operations;
•	risks relating to the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	risks related to our ability to obtain adequate financing in the future through product licensing, public or private equity or debt financing or otherwise;
•	general business conditions, regulatory environment, competition and market for our products;
•	business abilities and judgment of personnel, and the availability of qualified personnel; and
•	risks related to the potentially significant, unexpected costs and liabilities arising with respect to the historic Sevion business and operations.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Information

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$25,875	$22,493
Marketable securities	18,082	33,783
Restricted cash	43	43
Prepaid expenses and other current assets	1,927	1,390
Total current assets	45,927	57,709
Property and equipment, net	182	201
Operating lease right-of-use asset	822	924
Other long-term assets	110	113
Total assets	$47,041	$58,947

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,389	$1,871
Accrued expenses	3,568	4,655
Current portion of long-term debt	4,772	4,336
Advances from collaboration partners	805	403
Current portion of operating lease liability	507	499
Taxes payable	43	43
Total current liabilities	11,084	11,807
Long-term debt	9,385	10,502
Operating lease liability	315	425
Total liabilities	20,784	22,734
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued or outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value per share, 500,000,000 shares authorized, 40,316,034 and 40,186,469 shares issued and 40,125,454 and 40,030,763 shares outstanding as of March 31, 2020 and December 31, 2019, respectively	403	402
Common stock in treasury, at cost, 190,580 and 155,706 shares as of March 31, 2020 and December 31, 2019, respectively	(1,819)	(1,703)
Additional paid-in capital	178,573	174,515
Accumulated other comprehensive income	65	18
Accumulated deficit	(150,965)	(137,019)
Total stockholders’ equity	26,257	36,213
Total liabilities and stockholders’ equity	$47,041	$58,947

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Operating expenses:
Research and development	$4,549	$6,019
General and administrative	5,224	5,958
Restructuring charges	3,994	—
Total operating expenses	13,767	11,977
Loss from operations	(13,767)	(11,977)
Other expense (income), net	179	(60)
Net loss	$(13,946)	$(11,917)

Net loss per share, basic and diluted	$(0.35)	$(0.33)
Weighted average number of shares of common stock used in computing net loss per share, basic and diluted	40,074,275	35,910,270

Comprehensive loss:
Net loss	$(13,946)	$(11,917)
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale securities	47	1
Comprehensive loss	$(13,899)	$(11,916)

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(13,946)	$(11,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,995	2,658
Depreciation	19	33
Amortization of operating lease right-of-use asset	102	114
Amortization of debt discount	152	91
Amortization of premiums and discounts on investments	(2)	(5)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(573)	(183)
Accounts payable	(482)	1,493
Accrued expenses	(1,087)	(1,358)
Operating lease liabilities	(102)	(114)
Net cash used in operating activities	(11,924)	(9,188)
Cash flows from investing activities:
Purchases of marketable securities	—	(8,923)
Proceeds from maturities of marketable securities	15,750	—
Purchase of property and equipment	—	(16)
Cash received (paid) for long-term deposits	39	(3)
Net cash provided by (used in) investing activities	15,789	(8,942)
Cash flows from financing activities:
Proceeds from debt financing obligation	—	15,000
Payment of debt issuance costs	—	(276)
Repayment of term loan principal	(833)	—
Proceeds from exercises of stock options	64	25
Proceeds from sale of common stock under at-the-market sales agreement	—	455
Payment for settlement of taxes upon vesting of restricted stock units	(116)	(1,104)
Proceeds from advances from collaboration partners	402	—
Net cash (used in) provided by financing activities	(483)	14,100
Increase (decrease) in cash, cash equivalents and restricted cash	3,382	(4,030)
Cash, cash equivalents and restricted cash at the beginning of the period	22,536	48,651
Cash, cash equivalents and restricted cash at the end of the period	$25,918	$44,621

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets:
Cash and cash equivalents	$25,875	$44,576
Restricted cash	43	45
Total cash, cash equivalents and restricted cash	$25,918	$44,621

Supplemental disclosure of cash flow activities:
Cash paid for interest	$272	$93
Supplemental disclosure of non-cash financing activities:
Non-cash acquisition of treasury stock	$—	$121
Fair value of warrants issued in connection with long-term debt	$—	$421

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common stock				Treasury stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Shares	Amount	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2019	40,030,763	$402	$174,515	$18	(155,706)	$(1,703)	$(137,019)	$36,213
Exercise of stock options	10,636	—	64	—	—	—	—	64
Vesting of restricted stock units	84,055	1	(1)	—	(34,874)	(116)	—	(116)
Stock-based compensation expense	—	—	3,995	—	—	—	—	3,995
Change in unrealized gain (loss) on investments	—	—	—	47	—	—	—	47
Net loss	—	—	—	—	—	—	(13,946)	(13,946)
Balance at March 31, 2020	40,125,454	$403	$178,573	$65	(190,580)	$(1,819)	$(150,965)	$26,257

	Common stock				Treasury stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Shares	Amount	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2018	35,860,114	$360	$129,825	$—	(91,423)	$(1,129)	$(86,145)	$42,911
Exercise of stock options	25,000	—	25	—	—	—	—	25
Issuance of common stock under at-the-market sales agreement	35,362	1	454	—	—	—	—	455
Issuance of warrants	—	—	421	—	—	—	—	421
Vesting of restricted stock units	25,132	—	—	—	(10,467)	(121)	—	(121)
Stock-based compensation expense	—	—	2,658	—	—	—	—	2,658
Change in unrealized gain (loss) on investments	—	—	—	1	—	—	—	1
Net loss	—	—	—	—	—	—	(11,917)	(11,917)
Balance at March 31, 2019	35,945,608	$361	$133,383	$1	(101,890)	$(1,250)	$(98,062)	$34,433

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business

Eloxx Pharmaceuticals, Inc., together with its subsidiaries (collectively “Eloxx” or the “Company”), is a clinical-stage biopharmaceutical company developing novel ribonucleic acid (RNA)-modulating drug candidates, each designed to be a eukaryotic ribosomal selective glycoside (ERSG), formulated to treat rare and ultra-rare premature stop codon diseases. Premature stop codons are point mutations that disrupt the stability of the impacted messenger RNA (mRNA) and the protein synthesis from that mRNA. As a consequence, patients with premature stop codon diseases have reduced levels of, or no, protein from a gene whose product performs an essential function. This type of mutation accounts for some of the most severe phenotypes across genetic diseases. Nonsense mutations have been identified in over 1,800 rare and ultra-rare diseases. Read-through therapeutic development is focused on increasing mRNA stability and enabling functional protein synthesis. As opposed to a typical gene therapy approach of targeting a single, unique mutation in a target disease, this small molecule strategy enables targeting an entire class of mutations across the rare disease landscape. The small molecule approach has the potential to address a range of different premature stop codons in a single gene since the ERSG compounds are targeted to the ribosomes. ELX-02, the Company’s lead investigational drug product candidate, is a small molecule designed to restore production of full-length functional proteins. ELX-02 is in clinical development for systemic administration for cystic fibrosis. ELX-02 is an investigational drug that has not been approved by any global regulatory body. In addition, during 2019 the Company announced new programs studying ERSG compounds for autosomal dominant polycystic kidney disease (ADPKD) and in rare inherited retinal disorders (IRDs) by intravitreal administration with an initial focus on Usher Syndrome.

The Company’s preclinical candidate pool consists of a library of novel ERSG drug candidates identified based on read-through potential and cytoplasmic ribosomal selectivity.  The Company is headquartered in Waltham, MA, with additional offices in New Jersey and Rehovot, Israel

The Company’s research and development strategy is to target rare or ultra-rare diseases where a high unmet medical need exists, a nonsense mutation-bearing patient population is established, preclinical read-through can be established in predictive personalized medicine models, and a defined path through Orphan Drug development, regulatory approval, patient access and commercialization is identified. The Company believes patient advocacy is an important element of patient focused drug development and seeks opportunities to collaborate with patient advocacy groups throughout the discovery and development process. The Company’s current clinical program for its lead investigational drug product candidate, ELX-02, includes Phase 2 studies in cystic fibrosis in Europe, Israel and the United States. On March 25, 2020, the Company announced that enrollment in its Phase 2 clinical trials for ELX-02 in cystic fibrosis has been temporarily paused in response to the COVID-19 pandemic in order to avoid unnecessary exposure in at-risk populations, to maintain the integrity of study data and to support global healthcare providers in their commitment to ensure patient safety. The extent and severity of the impact of the current global crisis on the Company’s business and clinical trials will be determined largely by the ability of patients in its clinical trials to access trial sites, CRO personnel to administer the Company’s drug in accordance with trial protocols and the Company’s ability to monitor and communicate effectively with the CROs, trial sites and principal investigators. In addition, the impact of the COVID-19 pandemic on the operations of the U.S. Food and Drug Administration and other health authorities may delay potential advancement of the Company’s product candidates. The Company cannot reasonably estimate the extent to which the disruption may materially impact its consolidated results of operations or financial position.

During 2019, the Company announced that the Cystic Fibrosis Foundation (the “CF Foundation”) is providing funding for a portion of the U.S. Phase 2 cystic fibrosis clinical trial and that it will form a joint program advisory group with the CF Foundation focused on the development of ELX-02 for cystic fibrosis. The Cystic Fibrosis Therapeutics Development Network (“TDN”) has sanctioned the Phase 2 study protocol, which is being conducted at TDN member sites.

Liquidity

The Company has a history of net losses and negative cash flows from operating activities since inception, and as of March 31, 2020, had an accumulated deficit of $(151.0) million. The Company expects to continue to incur net losses and use cash in its operations for the foreseeable future. To date, the Company has not generated revenue from the sale of any product or service and does not expect to generate significant revenue unless and until it obtains marketing approval for and commercializes one or more of its product candidates currently in development. Successful transition to profitable operations is dependent upon achieving a level of revenue adequate to support the Company’s cost structure.

The Company has financed its operations primarily from the sale of equity securities and to a lesser extent, loans and grants. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital to fund its operations. As discussed in Note 14, on February 24, 2020, the Company’s Board of Directors approved a leadership and organizational realignment, aimed at supporting the Company’s efforts to improve operating performance, and concentrate development efforts on the Company’s core programs. The Company believes that its cash, cash equivalents and marketable securities of $44.0 million at March 31, 2020 will enable it to meet anticipated cash needs required to maintain the Company’s current and planned operations through at least the next 12 months from the issuance of the financial statements for the quarter ended March 31, 2020. Management intends to fund future operations through private or public debt or equity financing transactions and may seek additional capital through arrangements with strategic partners or from other sources. If the Company is unable to obtain financing, it will evaluate options which may include reducing or deferring operating expenses, which may have a material adverse effect on the Company’s operations and future prospects.

On April 21, 2020, the Company entered into a loan agreement with Silicon Valley Bank (“SVB”) under the U.S. Small Business Administration (the “SBA”) Paycheck Protection Program (the “PPP”) pursuant to the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) for a loan of $0.8 million (the “PPP Loan”).  On April 22, 2020, the Company received the PPP Loan proceeds, which the Company expects to use for payroll and other covered costs in accordance with the relevant terms and conditions of the CARES Act.  The Company issued a promissory note for the PPP Loan with a maturity date of April 21, 2022 and an interest rate of 1.0% per annum, subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act.  No payments will be due during the six-month period beginning on April 21, 2020; however, interest will accrue during this period.  Monthly payments of principal and interest will be due beginning on November 21, 2020.  The Company may prepay the PPP Loan without penalty or premium, and the promissory note provides for customary events of default.  A PPP loan may be partially forgiven based on employee retention for the eight-week period starting on the loan date and the use of loan proceeds for payroll or other specified costs during the same period.  Forgiveness is also based on the employer maintaining or restoring headcount and maintaining salary levels.  Forgiveness is reduced if headcount declines or if salaries decrease.  Any loan forgiveness will be made in accordance with SBA requirements and subject to the approval of SVB.

2. Basis of Presentation and Significant Accounting Policies

The Company has prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) promulgated by the Financial Accounting Standards Board (“FASB”). The Company has reclassified certain items from the prior year’s condensed consolidated financial statements to conform to the current year’s presentation.  Cash used for purchases of marketable securities in the condensed consolidated statement of cash flows was erroneously classified as a financing activity in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2019. This line item has been reclassified as an investing activity in this Quarterly Report on Form 10-Q, as the Company has concluded this was an immaterial correction.  Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted, as permitted by such rules and regulations. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the interim periods ended March 31, 2020 and 2019.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the Company’s 2019 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 6, 2020.

The significant accounting policies used in the preparation of these condensed consolidated financial statements are consistent with those described in the Company’s audited financial statements as of and for the year ended December 31, 2019, and the notes thereto, in the Company’s 2019 Annual Report on Form 10-K, except as follows.  Due to its adoption of ASU No. 2016-13 (further described below under the heading “Recent Accounting Pronouncements – Adopted”) on January 1, 2020, the Company has updated its accounting policy for marketable securities.

Marketable Securities

The Company classifies all investment instruments with an original maturity date, when purchased, in excess of three months but less than one year as current marketable securities. Marketable securities are classified as available-for-sale and are carried at fair value. The Company periodically assesses its portfolio of securities to determine whether to record any estimated allowances for credit losses in the statement of operations. This assessment includes considering whether the Company intends to sell a security, whether it is more likely than not that the Company will have to sell a security before recovery of its amortized cost, and whether a decline in a security’s fair value below its amortized cost is credit-related or non-credit-related.  The Company records non-credit-related unrealized gains and losses on available-for-sale securities in accumulated other comprehensive income, which is a separate component of stockholders’ equity on its consolidated balance sheet. Gains or losses realized upon sales of available-for-sale securities are recorded in other income. The cost of securities sold is based on the specific identification method. To date, the Company has recorded no allowances for credit losses, and no realized gains or losses upon sales of securities.

Recent Accounting Pronouncements – Adopted

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. This standard requires that for most financial assets, losses must be based on an expected loss approach which includes estimates of losses over the life of exposure that considers historical, current and forecasted information. Expanded disclosures related to the methods used to estimate the losses as well as a specific disaggregation of balances for financial assets are also required. The Company adopted the new standard on January 1, 2020 and adoption did not have a material impact on the consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements for certain fair value measurements. The Company adopted the new standard on January 1, 2020 and adoption did not have a material impact on the consolidated financial statements.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Research and development	$1,068	$448
Other	580	699
Insurance	258	217
VAT receivables	21	26
	$1,927	$1,390

4. Property and Equipment

Property and equipment, net as of March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Computers and software	$124	$166
Office furniture and equipment	164	164
Leasehold improvements	158	158
	446	488
Less: Accumulated depreciation	(264)	(287)
Property and equipment, net	$182	$201

Depreciation expense was $19 thousand and $33 thousand for the three months ended March 31, 2020 and 2019, respectively.

5. Accrued Expenses

Accrued expenses as of March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Research and development expenses	$822	$1,560
Payroll, bonus and other employee-related expenses	714	2,200
Restructuring	1,326	—
Professional services	507	664
Other	122	137
Interest on debt	77	94
	$3,568	$4,655

6. Debt

On January 30, 2019, the Company entered into a Loan and Security Agreement (the “SVB Loan Agreement”) in the amount of $15.0 million with SVB and WestRiver Innovation Lending Fund VIII, L.P. (“WestRiver”, and together with SVB, the “Lenders”).

Outstanding principal on the loan accrues interest at a floating rate equal to the greater of (i) 5.25% per annum and (i) the sum of 2.5% plus the prime rate, as published in the Wall Street Journal. Interest payments are payable monthly following the funding of the loan. On March 31, 2020, the interest rate was 5.75%. The Company commenced making principal and interest payments on the outstanding balance of the loan on February 1, 2020, which is payable in 36 equal monthly installments. Amounts outstanding under the loan are due and payable on January 1, 2023.

In conjunction with the initial loan advance, the Company issued warrants (the “Warrants”) to SVB and WestRiver to purchase an aggregate of 40,834 shares of the Company’s common stock at a warrant exercise price of $11.02 (subject to certain adjustments), which price was calculated using the 10-day average bid price of the Company’s common stock prior to the date of the SVB Loan Agreement.

The Company may prepay the outstanding principal balance of the loans advanced by SVB in whole but not in part, subject to a prepayment fee ranging from 1% to 3% of any amount prepaid, depending upon when the prepayment occurs. The Company will also pay a final payment fee equal to 6% of the total loans advanced, due upon the earlier of maturity or termination of the SVB Loan Agreement.

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

As of March 31, 2020, the carrying value of the outstanding loan consists of $14.2 million in principal less the unamortized debt discount of approximately $0.9 million. The debt issuance costs, the valuation of the Warrants, and the final maturity payment of $0.9 million, have been recorded as a debt discount which are being accreted to interest expense through the maturity date of the loan. Interest expense relating to the loan for the three months ended March 31, 2020 and 2019 was $0.4 million and $0.2 million, respectively. Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of the debt discount. At March 31, 2020, the effective interest rate was 10.86%.

The Company’s scheduled future principal payments for the long-term debt are as follows (in thousands):

March 31,
2020
Remainder of 2020	$3,750
2021	5,000
2022	5,000
2023	417
Total future principal payments	14,167
Less: unamortized discount	(910)
Carrying value of long-term debt	13,257
Less: current portion	(4,772)
Add: Final fee due at maturity in 2023	900
Long-term portion	$9,385

7. Legal and Other Contingencies

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

The Company accounts for its contingent liabilities in accordance with ASC Topic 450, “Contingencies”. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. For the periods ended March 31, 2020 and 2019, the Company was not a party to any litigation that is reasonably possible to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows. Legal costs incurred in connection with loss contingencies are expensed as incurred.

8. Stockholders’ Equity

Warrants

In connection with the January 2019 issuance of debt, the Company granted warrants to purchase 40,834 shares of common stock and recorded a charge in additional paid-in-capital in the amount of $0.4 million reflecting the fair value of the warrants on the date of issuance.

Transactions related to warrants to purchase the Company’s common stock during the three months ended March 31, 2020, were as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (years)
Warrants outstanding at December 31, 2019	323,894	$4.32	3.74
Granted	—
Exercised	—
Forfeited	—
Warrants outstanding at March 31, 2020	323,894	$4.32	3.49
Warrants exercisable at March 31, 2020	323,894	$4.32	3.49

9. Stock-Based Compensation

Summary of Option Activity

Transactions related to stock options granted to employees and directors during the three months ended March 31, 2020 were as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding at December 31, 2019	4,737,670	$11.17	8.54	$3,629,073
Granted	1,186,810	3.58
Exercised	(10,636)	6.00
Forfeited	(1,022,887)	9.55
Options outstanding at March 31, 2020	4,890,957	$10.44	7.01	$438,756
Options exercisable at March 31, 2020	2,344,434	$12.60	4.37	$419,318

The aggregate intrinsic value represents the total intrinsic value (the difference between the fair value of the Company’s common stock as of March 31, 2020 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2020. This amount is impacted by changes in the fair value of the Company’s common stock.

Summary of Restricted Stock Unit Activity

Transactions related to restricted stock units granted to employees during the three months ended March 31, 2020 were as follows:

	Shares	Weighted average grant date fair value per share
Unvested at December 31, 2019	463,945	$9.45
Granted	300,000	2.29
Vested	(118,929)	9.51
Forfeited	(266,977)	8.65
Unvested at March 31, 2020	378,039	$4.31

Stock-based Compensation Expense

Stock-based compensation relates to stock options granted to employees, non-employee directors and non-employees, time-based restricted stock units granted to employees and performance-based stock options and restricted stock units granted to an employee. On February 24, 2020, the Company’s Board of Directors approved a leadership and organizational realignment, which accelerated the vesting of certain awards, resulting in additional stock-based compensation of $2.1 million recorded in restructuring charges. The total equity-based compensation expense related to all of the Company’s equity-based awards was recognized as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$219	$525
General and administrative	1,652	2,133
Restructuring charges	2,124	—
Total stock-based compensation expense	$3,995	$2,658

10. Marketable Securities

Below is a summary of cash, cash equivalents and marketable securities at March 31, 2020 (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$25,875	$—	$—	$25,875
Marketable securities - U.S. treasuries	18,017	65	—	18,082
Total cash, cash equivalents and marketable securities	$43,892	$65	$—	$43,957

As of March 31, 2020, no credit losses were identified related to the cash equivalents or marketable securities.

11. Fair Value of Financial Instruments

At March 31, 2020 and December 31, 2019, the Company’s financial assets valued based on Level 1 inputs consisted of cash, cash equivalents and marketable securities (U.S. treasuries). During the three months ended March 31, 2020, the Company did not have any transfers of financial assets between Level 2 and 3.

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

12. Other Expense (Income), Net

Other expense (income), net consisted of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Interest and other income	$(245)	$(288)
Foreign currency exchange losses	14	10
Investment income, net	(2)	(3)
Interest and other expense	412	221
Total other expense (income), net	$179	$(60)

13. Net Loss Per Share

The loss and the weighted average number of shares used in computing basic and diluted net loss per share for the periods, is as follows (amounts in thousands, except share and per share data):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss	$(13,946)	$(11,917)
Denominator:
Weighted average number of shares of common stock used in computing net loss per share, basic and diluted	40,074,275	35,910,270
Net loss per share, basic and diluted	$(0.35)	$(0.33)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as their effect would be anti-dilutive:

	Three Months Ended March 31,
	2020	2019
Options to purchase common stock	4,890,957	3,921,823
Restricted stock units	378,039	618,548
Warrants	323,894	388,075
Total potential common stock equivalents	5,592,890	4,928,446

14. Restructuring

On February 24, 2020, the Company’s Board of Directors approved a leadership and organizational realignment aimed at supporting its efforts to improve operating performance and concentrate development efforts on the its core programs.  The organizational realignment reduced managerial layers and consolidated roles across the organization, resulting in the elimination of 13 full-time positions during the three months ended March 31, 2020.  This resulted in a one-time charge of $4.0 million, including $2.1 million in stock-based compensation expense, with the severance portion being paid out over a one-year period.  The accrued charges and associated payments that occurred for the three months ended March 31, 2020, are as follows (amounts in thousands):

	Beginning Balance	Additions	Deductions	Ending Balance
Severance and related costs	$—	$1,705	$(379)	$1,326
Contract termination costs	—	165	(165)	—
Total restructuring charges	$—	$1,870	$(544)	$1,326

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the consolidated financial statements and related notes thereto included in this Quarterly Report on Form 10-Q (this “Report”).

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

The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Report, including those risks identified under Item 1A., Risk Factors. In many instances, dollar amounts contained in the narrative descriptions in the following section of this Report are stated in approximate values, pursuant to generally accepted rounding conventions. We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the U.S. Securities and Exchange Commission (the “SEC”), to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Company Overview

We are a clinical-stage biopharmaceutical company developing novel ribonucleic acid (RNA)-modulating drug candidates, each designed to be a eukaryotic ribosomal selective glycoside (ERSG), formulated to treat rare and ultra-rare premature stop codon diseases. Premature stop codons are point mutations that disrupt the stability of the impacted messenger RNA (mRNA) and the protein synthesis from that mRNA. As a consequence, patients with premature stop codon diseases have reduced levels of, or no, protein from a gene whose product performs an essential function. This type of mutation accounts for some of the most severe phenotypes across genetic diseases. Nonsense mutations have been identified in over 1,800 rare and ultra-rare diseases.  Read-through therapeutic development is focused on increasing mRNA stability and enabling functional protein synthesis. As opposed to a typical gene therapy approach of targeting a single, unique mutation in a target disease, this small molecule strategy enables targeting an entire class of mutations across the rare disease landscape. Our small molecule approach has the potential to address a range of different premature stop codons in a single gene since our ERSG compounds are targeted to the ribosomes. ELX-02, our lead investigational drug product candidate, is a small molecule designed to restore production of full-length functional proteins. ELX-02 is in clinical development for systemic administration for cystic fibrosis. ELX-02 is an investigational drug that has not been approved by any global regulatory body. In addition, during 2019 we announced new programs studying ERSG compounds for autosomal dominant polycystic kidney disease (ADPKD) and in rare inherited retinal disorders (IRDs) by intravitreal administration with an initial focus on Usher Syndrome.  We hold worldwide development and commercialization rights to ELX-02 and other novel compounds in our read-through library, for all indications, in all territories, under a license from the Technion Research and Development Foundation Ltd. (“TRDF”).

During 2019, we advanced our clinical program for ELX-02 into Phase 2 studies in cystic fibrosis and nephropathic cystinosis. We also completed a renal impairment study with ELX-02 in subjects with mild, moderate, and severe renal impairment. The results from the renal impairment study provide support for both continuing our clinical development programs and evaluating the suitability of our ERSG library for development in additional renal diseases, including ADPKD. Our preclinical candidate pool consists of a library of novel ERSG drug candidates identified based on read-through potential and cytoplasmic ribosomal selectivity.

Our research and development strategy targets rare or ultra-rare diseases where a high unmet medical need exists, a nonsense mutation-bearing patient population is established, preclinical read-through can be established in predictive personalized medicine models, and a defined path through Orphan Drug development, regulatory approval, patient access and commercialization is identified. We believe patient advocacy is an important element of patient focused drug development, and we seek opportunities to collaborate with patient advocacy groups throughout the discovery and development process.

Our current clinical program for our lead investigational drug product candidate, ELX-02, includes Phase 2 studies in cystic fibrosis.

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

We believe that our library of related novel small molecules holds the potential to be disease-modifying therapies that may change the course of numerous of genetic diseases and improve the lives of patients. Our early preclinical data in animal models of nonsense mutations suggests that drug product candidates from our read-through compound ERSG library may have potential beneficial effects for each of the following diseases: cystic fibrosis, nephropathic cystinosis, ADPKD, a variety of IRDs (including Usher Syndrome), primary ciliary dyskinesia, mucopolysaccharidosis type 1, Duchenne muscular dystrophy and Rett syndrome, and have demonstrated the potential for beneficial effects in multiple organs such as the brain, eye, kidney, muscles and others. Of the novel compounds in our ERSG Library, approximately 30 compounds have been selected, based on read-through activity, for continued preclinical research and we anticipate additional compounds advancing toward Investigational New Drug (IND) filings.

Our scientific manuscript titled “ELX-02 generates protein via premature stop codon read-through without inducing native stop codon read-through protein” has been accepted for publication by the Journal of Pharmacology and Experimental Therapeutics (JPET). This manuscript demonstrates that while ELX-02 mediates read-through of premature stop codons, the fidelity of stop codons found at the end of healthy transcripts is maintained. This indicates that translation integrity is preserved with target-therapeutic exposure of ELX-02, consistent with the favorable tolerability profile across our preclinical and clinical data sets. The pre-publication version of the manuscript can be found in the “Fast Forward” section of JPET’s website.

Currently, the clinical programs for our lead investigational drug candidate, ELX-02, are focused on development for cystic fibrosis patients with diagnosed nonsense mutations. We have completed a Phase 1 single ascending dose (SAD) trial at sites in Israel and Belgium, a multiple ascending dose (MAD) trial in Belgium and the United States, and a renal impairment study in the U.S. with subjects having mild, moderate and severe renal impairment. The results of the SAD study were published in Clinical Pharmacology in Drug Development in January 2019. The results from the MAD trial were presented in 2019 at both the European Cystic Fibrosis Society clinical meeting and the North American Cystic Fibrosis Conference (NACFC).  Additionally, the results from the renal impairment study were presented at the 2019 American Society of Nephrology (ASN) Kidney Week in November 2019.

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

The clear indications of biologic activity in this study provide human clinical proof of concept for ELX-02 and de-risk other clinical applications of our ERSG library using this dosage range. These encouraging results also provide a basis for expansion to studies of additional kidney diseases caused by nonsense mutations, such as ADPKD.

Our Phase 2 cystic fibrosis clinical trial program for ELX-02 is being conducted at leading global investigator sites in Europe, Israel and the United States. On March 25, 2020, we announced that enrollment in these trials has been paused temporarily in response to the global COVID-19 pandemic in order to avoid unnecessary exposure in at-risk populations, to maintain the integrity of our study data and to support global healthcare providers in their commitment to ensure patient safety. COVID-19 is rapidly evolving and we continue to work closely with our clinical sites and investigators. We remain committed to completing enrollment in these Phase 2 proof of concept clinical trials and reporting top line data as soon as feasible. In the U.S., the Cystic Fibrosis Foundation (“CF Foundation”) is providing funding for a portion of the trial and we have formed a joint program advisory group with the CF Foundation focused on the development of ELX-02 for cystic fibrosis. The Cystic Fibrosis Therapeutics Development Network (“TDN”) has sanctioned the Phase 2 study protocol (ClinicalTrials.gov Identifiers: NCT04126473 and NCT04135495), which is being conducted at TDN member sites.

In Europe and Israel, Professor Eitan Kerem, M.D., Head of the Division of Pediatrics, Children’s Hospital, Hadassah Medical Center in Israel, is the global lead investigator. For the U.S. trial, Dr. Ahmet Uluer, Director of the Adult Cystic Fibrosis Program at the Boston Children’s Hospital/Brigham and Women’s Hospital CF Center, is the lead study investigator. The protocols have been sanctioned by the TDN in the U.S. and the European Cystic Fibrosis Society Clinical Trial Network (which has given our European/Israel trial a “high priority” ranking).  During October 2019, we completed an interim CMC review meeting with the U.S. Food and Drug Administration (the “FDA”) and we have gained alignment with the agency on our manufacturing formulation and process, which we believe will be suitable for our expected drug supply needs through completion of our pivotal trials. The in-person European Cystic Fibrosis Society conference in Lyon, France scheduled for June 2020 has been cancelled, and we have withdrawn our abstract. We plan to present data for ELX-02 in cystic fibrosis at the North American Cystic Fibrosis Conference in late October.

We are also evaluating the suitability of our ERSG library for development in rare renal diseases associated with nonsense mutations, such as ADPKD. ADPKD is a relatively common inherited genetic kidney disease occurring in between one in 400 and one in 1,000 patients and is the fourth leading cause of end-stage renal disease in the United States. Over 25% of the primary genetic changes that cause ADPKD are nonsense mutations, where a premature stop codon in the gene leads to a truncated, often unstable, protein. We have evaluated the three most relevant ADPKD nonsense mutations in an in vitro read-through assay and have demonstrated significant levels of read-through for ELX-02 and several library compounds, which is the first step in our preclinical development toward an IND.

We continue to progress our ERSG pipeline in IRDs, another area of high unmet medical need, that are associated with vision loss and blindness. There are over 300 IRDs associated with nonsense mutations. We recently reported on a critical milestone demonstrating that several of our library compounds successfully reach retinal disorder-relevant tissue layers and can restore protein production in an animal model. These data support that our ERSG compounds are suitable for reaching and promoting read-through in target cells within the retina. We had planned to present these data at the Association for Research in Vision and Ophthalmology (ARVO) Annual Meeting in May 2020, but the meeting was cancelled due to the global COVID-19 pandemic.  As an alternative, we submitted a recorded video presentation which became available on ARVO’s website May 6, 2020. Our IRD research also includes exploring multiple sustained release formulation technologies, and in vitro release rates achieved to date have been consistent with our target release profile of one to three months.

We believe there is a significant unmet medical need in the treatment of cystic fibrosis patients carrying nonsense mutations on one or both alleles of the CFTR gene. Cystic fibrosis is the most prevalent genetic disease in the western world and there are no currently approved therapies that target the impairment associated with Class 1 CFTR mutations. We believe that nonsense mutations may impact a similar proportion of patients diagnosed with cystinosis. Given the high proportion of pediatric patients in many rare orphan diseases, we intend to apply for relevant Orphan Drug incentives in the U.S. and Europe, including the Rare Pediatric Disease Priority Review Voucher in the U.S. Currently, the European Medicines Agency (the “EMA”) has designated ELX-02 as an orphan medicine for the treatment of cystic fibrosis and mucopolysaccharidosis type I (MPS I), and the FDA has granted orphan drug designation to ELX-02 for the treatment of nephropathic cystinosis, MPS I, and Rett syndrome.

On February 24, 2020, our Board of Directors approved a leadership and organizational realignment aimed at supporting our efforts to improve operating performance and concentrate development efforts on our core programs.  The organizational realignment reduced managerial layers and consolidated roles across the organization, resulting in the elimination of 13 full-time positions during the three months ended March 31, 2020.  We incurred a resulting one-time pre-tax charge of $4.0 million during the first quarter of 2020.

COVID-19

The outbreak of COVID-19 and the preventative or protective actions that we, our employees, consultants, suppliers, CROs, and other partners or governments may take may significantly disrupt our business operations. We are diligently working to ensure that we can operate with minimal disruption, and to mitigate the impact of the pandemic on our employees’ health and safety and that of the patients in our clinical trials. However, there remains a risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to a substantial percentage of personnel contracting the virus or due to shutdowns that may be requested or mandated by governmental authorities.  Given the interconnectivity of the global economy and the possible rate of future global transmission, the full extent to which the pandemic could affect the global economy is unknown and its impact may extend beyond the areas which are currently known by us to be impacted.

We continue to monitor our operations and applicable government recommendations, and we have made modifications to our normal operations as a result of the COVID-19 pandemic, including requiring employees to work remotely. Notwithstanding these measures, the COVID-19 pandemic could affect the health and availability of our workforce as well as those of the third parties we rely on. If members of our management and other key personnel in critical functions across our organization are unable to perform their duties or have limited availability due to COVID-19, we may not be able to execute on our business strategy and our operations may be adversely impacted. We may also experience limitations in employee resources, including because of illness of employees or their families or the desire of employees to avoid contact with individuals or large groups of people. In addition, we have experienced and will continue to experience disruptions to our business operations resulting from quarantines, self-isolations and travel and other restrictions on our employees which may impact their ability to perform their job responsibilities.

The extent and severity of the impact of the current global crisis on our business and clinical trials will be determined largely by the ability of patients in our clinical trials to access trial sites, CRO personnel to administer our drug in accordance with our protocols and our ability to monitor and communicate effectively with the CROs, trial sites and principal investigators. In addition, the impact of the COVID-19 pandemic on the operations of the FDA and other health authorities may delay potential advancement of our product candidates.

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

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our financial statements presented in this Report are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies through March 31, 2020, from those discussed in our Annual Report on Form 10-K filed with the SEC on March 6, 2020.

Results of Operations

The following table summarizes our results of operations for each of the periods presented (in thousands):

	Three Months Ended March 31,		Change
	2020	2019	$	%
Operating expenses:
Research and development, net	$4,549	$6,019	$(1,470)	(24)%
General and administrative	5,224	5,958	(734)	(12)%
Restructuring charges	3,994	—	3,994	—
Total operating expenses	13,767	11,977	1,790	15%
Loss from operations	(13,767)	(11,977)	(1,790)	15%
Other expense (income), net	179	(60)	239	(398)%
Net loss	$(13,946)	$(11,917)	$(2,029)	17%

Research and development expense

Research and development expenses were $4.5 million for the three months ended March 31, 2020 compared to $6.0 million for the same period in 2019, a decrease of $1.5 million. Research and development expenses decreased $1.6 million primarily related to reduced fees incurred for subcontractors, consultants and advisors in connection with ongoing clinical trials and research and development activities and $0.3 million of reduced stock based compensation, offset by an increase of $0.4 million due to an increase in headcount and related salaries for a portion of the 2020 period, and other personnel related costs. Research and development expenses for the three months ended March 31, 2020 and 2019 included non-cash stock-based compensation expense totaling $0.2 million and $0.5 million, respectively.

General and administrative expenses

General and administrative expenses were $5.2 million for the three months ended March 31, 2020, compared to $6.0 million for the same period in 2019, a decrease of $0.7 million. The decrease in general and administrative expenses was primarily due to a decrease in stock-based compensation of $0.5 million and other infrastructure-related costs of $0.2 million. General and administrative expenses for the three months ended March 31, 2020 and 2019 included non-cash stock-based compensation expense totaling $1.7 million and $2.1 million, respectively.

Restructuring charges

Restructuring charges of $4.0 million for the three months ended March 31, 2020 resulted from the leadership and organizational realignment during the period.  The total included $1.9 million related to contract termination and employee separation costs (primarily severance and benefits) and $2.1 million of non-cash stock compensation, relating to accelerated vesting of executive stock awards.  There were no similar charges during the three months ended March 31, 2019.

Other expense (income), net

We recorded $0.2 million in other expense, net for the three months ended March 31, 2020, compared to $0.1 million in other income, net for the same period in 2019. The change in other expense, net was primarily due to higher interest expense associated with our bank debt, which was issued in the first quarter of 2019.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. Since our inception and through March 31, 2020, we have funded our operations primarily through equity capital investments, and to a lesser extent, from loans and grants.

Although the impact of the COVID-19 pandemic on clinical operations and enrollment cannot fully be determined, we believe that our cash, cash equivalents, and marketable securities of $44.0 million at March 31, 2020, will enable us to meet the anticipated cash needs required to reach top line Phase 2 data in cystic fibrosis and maintain our current and planned operations through at least the next 12 months from the issuance of this Quarterly Report on Form 10-Q. Since our inception, we have incurred significant operating losses. Our net losses were $(13.9) million for the three months ended March 31, 2020, and $(50.9) million for the year ended December 31, 2019. As of March 31, 2020, we had an accumulated deficit of $(151.0) million. To date, we have financed our operations primarily through equity capital investments, and to a lesser extent, from loans and grants from the Israeli Innovation Authority of the Ministry of Economy and Industry, or the IIA. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it will be several years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. We expect to continue to incur significant expenses and operating losses for the foreseeable future. A successful transition to profitable operations is dependent upon achieving a level of revenue adequate to support our cost structure. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses may increase if, and as, we:

•	advance ELX-02 further into clinical trials;
•	continue to experience delays in enrollment and completion of our clinical trials due to the COVID-19 pandemic or otherwise;
•	continue the preclinical development of our research programs and advance candidates into clinical trials;
•	identify additional product candidates and advance them into preclinical development;
•	pursue regulatory authorization to conduct clinical trials of additional product candidates;
•	seek marketing approvals for our product candidates that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we obtain marketing approval;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, regulatory, management and scientific personnel;
•	add operational, financial and management information systems and personnel, including personnel to support product development;
•	acquire or in-license other product candidates and technologies; and
•	operate as a public company.

We may never achieve profitability, and unless and until we do, we will continue to need to raise additional cash to fund our operations. On February 24, 2020, our Board of Directors approved a leadership and organizational re-alignment, which is expected to achieve annual cost savings of approximately $4.9 million primarily related to salaries and benefits, with anticipated fiscal year 2020 savings of approximately $2.4 million, net of severance costs. We believe that our cash, cash equivalents, and marketable securities of $44.0 million at March 31, 2020 will enable us to meet the anticipated cash needs required to maintain our current and planned operations through at least the next 12 months from the issuance of this Quarterly Report on Form 10-Q. Our cash, cash equivalents, and marketable securities are highly liquid investments with original maturities of one year or less at the date of purchase and consist of cash in operating accounts and secured investments, primarily U.S. treasuries.

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

Principal Financing Activities

On January 30, 2019, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”), in its capacity as administrative agent, collateral agent and lender, and WestRiver Innovation Lending Fund VIII, L.P. (together with SVB, the “Lenders”). Pursuant to the terms and conditions of the Loan Agreement, the Lenders extended a term loan to us of $15.0 million on the Loan Agreement date.

On June 24, 2019, we completed an underwritten public offering of 3,833,334 shares of common stock at the public offering price of $9.00 per share and received gross proceeds of approximately $34.5 million, before deducting underwriting discounts and commissions of $2.1 million and estimated offering expenses of $0.2 million.

On April 21, 2020, we entered into a loan agreement with SVB under the U.S. Small Business Administration (the “SBA”) Paycheck Protection Program (the “PPP”) pursuant to the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) for a loan of $0.8 million (the “PPP Loan”).  On April 22, 2020, we received the PPP Loan proceeds, which we expect to use for payroll and other covered costs in accordance with the relevant terms and conditions of the CARES Act.  We issued a promissory note for the PPP Loan with a maturity date of April 21, 2022 and an interest rate of 1.0% per annum, subject to the terms and conditions applicable to loans administered by the SBA under the CARES Act.  No payments will be due during the six-month period beginning on April 21, 2020; however, interest will accrue during this period.  Monthly payments of principal and interest will be due beginning on November 21, 2020.  We may prepay the PPP Loan without penalty or premium, and the promissory note provides for customary events of default.  A PPP loan may be partially forgiven based on employee retention for the eight-week period starting on the loan date and the use of loan proceeds for payroll or other specified costs during the same period.  Forgiveness is also based on the employer maintaining or restoring headcount and maintaining salary levels.  Forgiveness is reduced if headcount declines or if salaries decrease.  Any loan forgiveness will be made in accordance with SBA requirements and subject to the approval of SVB.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(11,924)	$(9,188)
Net cash provided by (used in) investing activities	15,789	(8,942)
Net cash (used in) provided by financing activities	(483)	14,100

Our operating activities used cash of $11.9 million and $9.2 million during the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020, net cash used in operating activities resulted primarily from our net loss of $(13.9) million and total changes in working capital of $(2.2) million partially offset by total non-cash charges of $4.3 million. Non-cash charges primarily related to $4.0 million of stock-based compensation, $0.1 million of amortization of lease assets, and $0.2 million of debt discount amortization. Changes in working capital were primarily related to decreases in accrued expenses and accounts payable of $1.1 million and $0.5 million, respectively, and an increase in prepaid expenses and other current assets of $0.6 million. For the three months ended March 31, 2019, net cash used in operating activities resulted primarily from our net loss of $(11.9) million partially offset by non-cash charges of $2.7 million related to stock-based compensation, $33 thousand of depreciation expense and $0.1 million of debt discount amortization.

Our investing activities provided cash of $15.8 million and used cash of $8.9 million during the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020, cash provided in investing activities was primarily related to $15.8 million of proceeds from the maturity of marketable securities. For the three months ended March 31, 2019, cash used in investing activities consisted primarily of $8.9 million in purchases of marketable securities.

Our financing activities used cash of $0.5 million during the three months ended March 31, 2020 and provided cash of $14.1 million during the three months ended March 31, 2019. For the three months ended March 31, 2020, net cash used in financing activities consisted primarily of $0.8 million in term loan principal repayments, net of $0.4 million in advances received from collaboration partners. Cash provided by financing activities for the three months ended March 31, 2019 resulted primarily from the issuance of debt of $15.0 million in January 2019 and proceeds of $0.5 million from the sale of common stock offset by the payment of taxes of $1.1 million associated with the vesting of restricted stock units.

Equity Sales Agreement

In November 2018, we entered into an Equity Distribution Agreement (the “Agreement”) with Citigroup Global Markets Inc. and Cantor Fitzgerald & Co. (collectively, the “Sales Agents”), pursuant to which we may sell and issue shares of our common stock up to an aggregate of $50 million through the Sales Agents. The shares were offered pursuant to a registered shelf offering. We agreed to pay the Sales Agents a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the Agreement. We incurred approximately $0.3 million related to legal, accounting and other fees in connection with the Agreement. For the year ended December 31, 2018, under the Agreement, we sold 201,100 shares of common stock and received net proceeds of $2.2 million. In January 2019, we sold 35,362 shares of common stock and received net proceeds of $0.7 million.

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

Item 4. Controls and Procedures

Management’s Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 (the “Exchange Act”) is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

As of March 31, 2020, our management, under the supervision of and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of March 31, 2020, our disclosure controls and procedures were effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2020, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	obtaining institutional review board, or IRB, approval at each clinical trial site;
•	recruiting suitable patients to participate in a trial;
•	having patients complete a trial or return for post-treatment follow-up;
•	clinical trial sites deviating from trial protocol or dropping out of a trial;
•	adding new clinical trial sites;
•	unforeseen factors beyond our control, including public health concerns such as the COVID-19 global pandemic; or
•	manufacturing sufficient quantities of product candidate for use in clinical trials.

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

On March 25, 2020, we announced that enrollment in our clinical trials has been paused temporarily in response to the global COVID-19 pandemic in order to avoid unnecessary exposure in at-risk populations, to maintain the integrity of our study data and to support global healthcare providers in their commitment to ensure patient safety. COVID-19 is rapidly evolving and we continue to work closely with our clinical sites and investigators. While we remain committed to completing enrollment in these Phase 2 proof of concept clinical trials and reporting top line data as soon as feasible, we cannot provide assurances as to when this will be accomplished or whether we will incur significant additional costs, expend additional resources or be subject to additional regulatory requirements, any of which may have a material adverse impact on our financial condition and results of operations.

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

Failure or delay in the commencement or completion of our clinical trials may be caused by several factors, including:

•	slower than expected rates of patient recruitment, particularly with respect to trials of rare diseases such as nonsense mutation cystic fibrosis;
•	determination of dosing levels and corresponding effect analysis;
•	unforeseen safety issues;
•	lack of effectiveness during clinical trials;
•	inability to monitor patients adequately during or after treatment;
•	inability or unwillingness of medical investigators and IRBs to follow our clinical protocols;
•	unforeseen factors beyond our control, including public health concerns such as the COVID-19 global pandemic; and
•	lack of sufficient funding to finance the clinical trials.

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

In addition, the protocol for our clinical trials generally mandates that a patient cannot be involved in more than one clinical trial for the same indication. Therefore, subjects that participate in ongoing clinical trials for products that are competitive with our product candidates are not available to participate in our clinical trials. We cannot guarantee that any of our programs will identify a sufficient number of patients to complete clinical development, pursue regulatory approval and market our product candidates if approved. The combined number of patients in the U.S., Japan and Europe and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with ELX-02, or new patients may become increasingly difficult to identify, all of which would adversely affect our results of operations and our business. An inability to recruit and enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether, which could impact our ability to develop our product candidates and may have a material adverse effect on our business, results of operations and financial condition. On March 25, 2020, we announced that enrollment in our clinical trials has been paused temporarily in response to the global COVID-19 pandemic in order to avoid unnecessary exposure in at-risk populations, to maintain the integrity of our study data and to support global healthcare providers in their commitment to ensure patient safety. COVID-19 is rapidly evolving and we continue to work closely with our clinical sites and investigators to ensure that patient enrollment will continue as soon as feasible in a safe environment for our patients. Additionally, significant additional costs as a result of this delay in enrollment or failure to complete enrollment in accordance with our objectives may have a material adverse impact on our financial condition and results of operations.

Because our clinical trials depend upon third-party researchers, scientists and consultants, the results of our clinical trials and such research activities are subject to delays and other risks that are, to a certain extent, beyond our control, which could impair our clinical development programs and our competitive position.

We depend on independent investigators, consultants, researchers, medical experts, collaborators, chemists, toxicologists and a small number of medical institutions and third-party contract research organizations to assist with our research efforts and conduct our preclinical and clinical trials and related activities. These collaborators, scientists, consultants and other third parties have provided, and we expect that they will continue to provide, valuable advice and services regarding our clinical development programs and product candidates. These collaborators, scientists, consultants and other third parties are not our employees, may have other commitments that would limit their future availability to us and typically will not enter into non-compete agreements with us. We cannot control the amount or timing of resources that they devote to our preclinical and or clinical development programs and they may not assign as great a priority to our preclinical or clinical development programs or pursue them as diligently as we would if we were undertaking such programs directly. If outside collaborators fail to devote sufficient time and resources to our preclinical and clinical development programs, or if their performance is substandard, the authorization of investigational new drug applications (“INDs”) and pre-clinical trial applications (“CTAs”) and the approval of anticipated new drug applications (“NDAs”) and other marketing applications, and our introduction of new drugs, if any, may be delayed or impeded, which could impair our clinical development programs and would have a material adverse effect on our business and results of operations. These collaborators may also have relationships with other commercial entities, some of whom may compete with us and we may be unable to prevent them from establishing competing businesses or developing competing products. The extent to which the COVID-19 pandemic and municipalities’ efforts to combat it through temporary quarantines, containment zones and limitations on travel, as well as other restrictions, may create business disruptions within the organizations of our third-party researchers, scientists and consultants, as well as CROs, clinical sites and patient assistance groups, that result in the unavailability of personnel needed to successfully conduct and complete our clinical trials, may have a material adverse impact on our business and financial condition.

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

We have a history of net losses and negative cash flows from operating activities since inception, and as of March 31, 2020, had an accumulated deficit of $(151.0) million. Historically, we have financed our operations primarily through equity capital investments, and to a lesser extent from loans and grants from the Israeli Innovation Authority of the Ministry of Economy and Industry, or the IIA. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it will be several years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

Implementing any appropriate changes to our internal controls may require specific compliance training for our directors, officers and employees, require the hiring of additional finance, accounting and other personnel, entail substantial costs to modify our existing accounting systems, and take a significant period of time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. Moreover, adequate internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to satisfy the requirements of Section 404 on a timely basis could result in the loss of investor confidence in the reliability of our financial statements, which in turn could cause the market value of our common stock to decline. Our ability to maintain effective internal controls over financial reporting could be more difficult due to the measures imposed by municipalities in efforts to combat the COVID-19 pandemic, such as quarantines, containment zones and limitations on travel, which may limit the availability of employees and other personnel necessary to adequately monitor and oversee the effectiveness of our internal controls.

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

To manage effectively our current and future potential growth, we must also continue to enhance and develop our global employee base, and our operational and financial processes. Supporting our growth strategy will require significant capital expenditures and management resources, including investments in research, development, sales and marketing, manufacturing and other areas of our operations. The development or expansion of our business, any acquired business or any acquired or in-licensed products may require a substantial capital investment by us. We may not have these necessary funds, or they might not be available to us on acceptable terms or at all. We may also seek to raise funds by selling shares of our capital stock, or securities convertible into our capital stock, which could dilute current stockholders’ ownership interest in our Company.

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

On December 22, 2017, and effective January 1, 2018, the U.S. government enacted H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (informally titled the “Tax Cuts and Jobs Act”, or TCJA), which includes significant changes to the taxation of business entities. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), implementation of a “base erosion anti-abuse tax” which requires U.S. corporations to make an alternative determination of taxable income without regard to tax deductions for certain payments to affiliates, taxation of certain non-U.S. corporations’ earnings considered to be “global intangible low taxed income” (also referred to as “GILTI”), repeal of the alternative minimum tax, or AMT, for corporations and changes to a taxpayer’s ability to either utilize or refund the AMT credits previously generated, changes in the attribution rules relating to shareholders of certain “controlled foreign corporations”, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (CARES Act) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the TCJA. Corporate taxpayers may carryback net operating losses (NOLs) originating during 2018 through 2020 for up to five years, which was not previously allowed. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the TCJA) for tax years beginning January 1, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the TCJA.

Notwithstanding the reduction in the corporate income tax rate, the TCJA remains subject to interpretation and further guidance from U.S. taxing authorities and as a result the overall impact of this tax reform is uncertain and may change due to interpretation changes, and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various U.S. states will conform their tax laws to the TCJA. The impact of the TCJA on holders of our common stock is also uncertain and could be adverse. We are unable to predict what tax reform may be proposed or enacted in the future or what effect such changes would have on our business, but such changes, to the extent they are brought into tax legislation, regulations, policies or practices, could affect our effective tax rates in the future in countries where we have operations and have an adverse effect on our overall tax rate in the future, along with increasing the complexity, burden and cost of tax compliance. We urge our stockholders to consult with their legal and tax advisors with respect to the TCJA and the potential tax consequences of investing in or holding our common stock.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

As of December 31, 2019, we had U.S. federal and state net operating loss, or “NOL”, carryforwards of $99.4 million and $31.9 million, respectively, and federal research tax credit carryforwards of $3.0 million. Certain U.S. NOL carryforwards will begin to expire, if not utilized, beginning in 2020 through 2037, and the research tax credits will expire beginning in 2027 through 2037. Included in these U.S. federal NOL carryforwards are $23.5 million of NOLs generated after the effective date of the TCJA which are not subject to expiration.  Under the TCJA, federal NOLs generated in 2018 and future years may be carried forward indefinitely but may not be carried back and are only eligible to offset up to a maximum of 80% of taxable income generated in a given year. It is uncertain if and to what extent various U.S. states will conform their net operating loss rules to the TCJA.

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

Public health epidemics or widespread outbreaks of contagious diseases could adversely impact our business. Any outbreak of contagious diseases, and other adverse public health developments, such as the recent novel strain of coronavirus (COVID-19), initially limited to a region in China and now affecting the global community, could impact our operations depending on future developments, which are highly uncertain, largely beyond our control and cannot be predicted with certainty. These uncertain factors include the duration of the outbreak, new information which may emerge concerning the severity of the disease and the actions to contain or treat its impact, could adversely impact our operations, including among others, conduct of our clinical trials, employee mobility and productiveness, temporary closure of facilities, including clinical trial sites, our manufacturing capabilities, and third party service providers such as CROs, any of which could have an adverse impact on our business and our financial results. On March 25, 2020, we announced that enrollment in our clinical trials has been paused temporarily in response to the global COVID-19 pandemic in order to avoid unnecessary exposure in at-risk populations, to maintain the integrity of our study data and to support global healthcare providers in their commitment to ensure patient safety. COVID-19 is rapidly evolving and we continue to work closely with our clinical sites and investigators. While we remain committed to completing enrollment in these Phase 2 proof of concept clinical trials and reporting top line data as soon as feasible, we cannot provide assurances as to when this will be accomplished or whether we will incur significant additional costs, expend additional resources or be subject to additional regulatory requirements, any of which may have a material adverse impact on our financial condition and results of operations.

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

We are increasingly dependent on our information technology systems and infrastructure for our business. We collect, store, and transmit sensitive information including intellectual property, proprietary business information and personal information in connection with business operations. The secure maintenance of this information is critical to our operations and business strategy. Some of this information could be an attractive target of criminal attack by third parties with a wide range of motives and expertise, including organized criminal groups, “hacktivists,” patient groups, disgruntled current or former employees, and others. Cyber-attacks are of ever-increasing levels of sophistication, and despite our security measures, our information technology and infrastructure may be vulnerable to such attacks or may be breached, including due to employee error or malfeasance. We have also implemented information security measures to protect patients’ personal information against the risk of inappropriate and unauthorized external use and disclosure. The COVID-19 pandemic has caused us to modify our business practices, including the requirement that our employees work from home. As a result, we are increasingly dependent upon our technology systems to operate our business and our ability to effectively manage our business depends on the security, reliability and adequacy of our technology systems and data, which includes use of cloud technologies. This increased remote usage of information systems increases the risks that our business may be disrupted due to a variety of reasons, including security breaches, power outages, unavailability of employees, use of non-company secured equipment and increased phishing and hack activity. However, despite these measures, and due to the ever-changing information cyber-threat landscape, we may be subject to data breaches through cyber-attacks. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. If our systems become compromised, we may not promptly discover the intrusion. Like other companies in our industry, we have experienced attacks to our data and systems, including malware and computer viruses. If our systems failed or were breached or disrupted, patient and other data and information may become compromised, we could lose sales for approved products, if any, and suffer reputational damage and loss of confidence by patients, investors and business partners. Such incidents would result in notification obligations to affected individuals and government agencies, legal claims or proceedings, and liability under federal and state laws that protect the privacy and security of personal information. Any one of these events, or similar events occurring through one of our vendors that maintain such information on our behalf, could cause our business to be materially harmed and our results of operations to be adversely impacted.

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
•

disruptions to the operations of our third-party manufacturers or suppliers, testing facilities, or research sites caused by conditions unrelated to our business or operations, including unrelated regulatory action against or the bankruptcy of the manufacturer or supplier, testing facility, or research site, or the unavailability of essential personnel to conduct or complete our research or clinical trials, such as, for example, a result of the COVID-19 pandemic.

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

The success of our business is dependent in large part on our continued ability to attract and retain our senior management, and other highly qualified personnel in our scientific, clinical, manufacturing and commercial organizations. Intense competition exists in the biopharmaceutical industry for these types of personnel. Our business is specialized and global and we must attract and retain highly qualified individuals across many geographies. We may not be able to continue to attract and retain the highly qualified personnel necessary for developing, manufacturing and commercializing our product candidates. If we are unsuccessful in our recruitment and retention efforts, or if our recruitment efforts take longer than anticipated, our business may be harmed. We may face difficulty in attracting and retaining key talent for a number of reasons, including management changes, the underperformance or discontinuation of one or more late stage programs, recruitment by competitors or delays in the recruiting and hiring process as a result of the COVID-19 pandemic. We cannot ensure that we will be able to hire or retain the personnel necessary for our operations or that the loss of any such personnel will not have a material impact on our financial condition and results of operations.

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

We have experienced recent changes in management and other key personnel in critical functions across our organization. Changes in management and other key personnel have the potential to disrupt our business, and any such disruption could adversely affect our operations, programs, growth, financial condition or results of operations. In addition, new members of management may have different perspectives on programs and opportunities for our business, which may cause us to focus on new business opportunities or reduce or change emphasis on our existing business programs. Further, if members of our management and other key personnel in critical functions across our organization are unable to perform their duties or have limited availability due to COVID-19, we may not be able to execute on our business strategy and/or our operations may be negatively impacted.

Risks Related to Intellectual Property

If we fail to adequately protect or enforce our intellectual property rights or secure rights to third party patents, the value of our intellectual property rights would diminish, and our business, competitive position and results of operations would suffer.

As of March 31, 2020, we owned or licensed 23 issued patents and 58 pending patent applications in the U.S. and abroad, not including U.S. provisional applications. However, with regard to the pending provisional applications, the filing of a patent application does not mean that we will be issued a patent, or that any patent eventually issued will be as broad as requested in the patent application or sufficient to protect our technology. Any modification required to a currently pending patent application may delay the approval of such patent application which could have a material adverse effect on our business, results of operations and financial condition. In addition, there are a number of factors that could cause our current or future issued patents to become invalid or unenforceable or that could cause our pending patent applications to not be granted, including known or unknown prior art, deficiencies in the patent application or lack of originality of the technology. Our competitive position and future revenue will depend in part on our ability and the ability of our licensors and collaborators to obtain and maintain patent protection for our product candidates, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties. However, we cannot predict:

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

Pursuant to the 2018 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. The 2018 Plan became effective on April 20, 2018. As of March 31, 2020, individuals held share awards to purchase or receive an aggregate of 5,268,996 shares of our common stock. If our board of directors elects to increase the number of shares available for future grant by the maximum amount each year, our stockholders may experience additional dilution, which could have a negative effect on our share price.

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

31.1*

Certification of the Company’s Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of the Company’s Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
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

ELOXX PHARMACEUTICALS, INC.
Date: May 8, 2020

	by:	/s/ Stephen G. MacDonald
Stephen G. MacDonald
Vice President, Finance and Accounting, and Treasurer
(Principal Financial Officer and Principal Accounting Officer)