Form 10-Q
period 2020-06-30
Eloxx Pharmaceuticals, Inc.
filed 2020-08-07
CIK 1035354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

On August 3, 2020, the registrant had 40,137,693 shares of common stock, $0.01 par value per share, outstanding.

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

This Report and the other documents incorporated herein by reference include statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe these industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data and disclaim responsibility for its content.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Information

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$30,347	$22,493
Marketable securities	6,769	33,783
Restricted cash	52	43
Prepaid expenses and other current assets	1,800	1,390
Total current assets	38,968	57,709
Property and equipment, net	165	201
Operating lease right-of-use asset	678	924
Other long-term assets	110	113
Total assets	$39,921	$58,947

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$770	$1,871
Accrued expenses	3,485	4,655
Current portion of long-term debt	5,149	4,336
Advances from collaboration partners	805	403
Current portion of operating lease liability	524	499
Taxes payable	38	43
Total current liabilities	10,771	11,807
Long-term debt	8,704	10,502
Operating lease liability	155	425
Total liabilities	19,630	22,734
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued or outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value per share, 500,000,000 shares authorized, 40,326,906 and 40,186,469 shares issued, and 40,135,290 and 40,030,763 shares outstanding as of June 30, 2020 and December 31, 2019, respectively	403	402
Common stock in treasury, at cost, 191,616 and 155,706 shares as of June 30, 2020 and December 31, 2019, respectively	(1,822)	(1,703)
Additional paid-in capital	180,549	174,515
Accumulated other comprehensive income	13	18
Accumulated deficit	(158,852)	(137,019)
Total stockholders’ equity	20,291	36,213
Total liabilities and stockholders’ equity	$39,921	$58,947

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$3,528	$7,340	$8,077	$13,359
General and administrative	4,058	6,971	9,282	12,929
Restructuring charges	—	—	3,994	—
Total operating expenses	7,586	14,311	21,353	26,288
Loss from operations	(7,586)	(14,311)	(21,353)	(26,288)
Other expense (income), net	301	138	480	78
Net loss	$(7,887)	$(14,449)	$(21,833)	$(26,366)

Net loss per share, basic and diluted	$(0.20)	$(0.40)	$(0.54)	$(0.73)
Weighted average number of shares of common stock used in computing net loss per share, basic and diluted	40,129,304	36,278,567	40,101,789	36,098,171

Comprehensive loss:
Net loss	$(7,887)	$(14,449)	$(21,833)	$(26,366)
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale securities	(52)	23	(5)	24
Comprehensive loss	$(7,939)	$(14,426)	$(21,838)	$(26,342)

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(21,833)	$(26,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,971	5,674
Depreciation	36	50
Amortization of operating lease right-of-use asset	246	231
Amortization of debt discount	301	234
Amortization, net, of premiums and discounts on investments	9	(109)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(449)	339
Accounts payable	(1,101)	1,726
Accrued expenses	(1,170)	(281)
Operating lease liabilities	(245)	(231)
Taxes payable	(5)	(79)
Net cash used in operating activities	(18,240)	(18,812)
Cash flows from investing activities:
Purchases of marketable securities	—	(33,590)
Proceeds from maturities of marketable securities	27,000	6,750
Purchase of property and equipment	—	(16)
Cash received (paid) for long-term deposits	42	(9)
Net cash provided by (used in) investing activities	27,042	(26,865)
Cash flows from financing activities:
Proceeds from underwritten public offering, net of issuance costs	—	32,222
Proceeds from debt financing obligation	797	15,000
Payment of debt issuance costs	—	(276)
Repayment of term loan principal	(2,083)	—
Proceeds from exercises of stock options	64	116
Proceeds from sale of common stock under at-the-market sales agreement	—	455
Payment for settlement of taxes upon vesting of restricted stock units	(119)	(1,120)
Proceeds from advances from collaboration partners	402	—
Net cash (used in) provided by financing activities	(939)	46,397
Increase in cash, cash equivalents and restricted cash	7,863	720
Cash, cash equivalents and restricted cash at the beginning of the period	22,536	48,651
Cash, cash equivalents and restricted cash at the end of the period	$30,399	$49,371

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets:
Cash and cash equivalents	$30,347	$49,326
Restricted cash	52	45
Total cash, cash equivalents and restricted cash	$30,399	$49,371

Supplemental disclosure of cash flow activities:
Cash paid for interest	$481	$400
Cash paid for income taxes	$5	$79
Supplemental disclosure of non-cash financing activities:
Non-cash acquisition of treasury stock	$—	$95
Non-cash issuance of common stock upon exercise of warrants	$—	$178
Fair value of warrants issued in connection with long-term debt	$—	$421
Deferred public offering costs in accounts payable and accrued expenses	$—	$172

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common stock				Treasury stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Shares	Amount	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2019	40,030,763	$402	$174,515	$18	(155,706)	$(1,703)	$(137,019)	$36,213
Exercise of stock options	10,636	—	64	—	—	—	—	64
Vesting of restricted stock units	84,055	1	(1)	—	(34,874)	(116)	—	(116)
Stock-based compensation expense	—	—	3,995	—	—	—	—	3,995
Change in unrealized gain (loss) on investments	—	—	—	47	—	—	—	47
Net loss	—	—	—	—	—	—	(13,946)	(13,946)
Balance at March 31, 2020	40,125,454	$403	$178,573	$65	(190,580)	$(1,819)	$(150,965)	$26,257
Vesting of restricted stock units	9,836	—	—	—	(1,036)	(3)	—	(3)
Stock-based compensation expense	—	—	1,976	—	—	—	—	1,976
Change in unrealized gain (loss) on investments	—	—	—	(52)	—	—	—	(52)
Net loss	—	—	—	—	—	—	(7,887)	(7,887)
Balance at June 30, 2020	40,135,290	$403	$180,549	$13	(191,616)	$(1,822)	$(158,852)	$20,291

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common stock				Treasury stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Shares	Amount	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2018	35,860,114	$360	$129,825	$—	(91,423)	$(1,129)	$(86,145)	$42,911
Exercise of stock options	25,000	—	25	—	—	—	—	25
Issuance of common stock under at-the-market sales agreement	35,362	1	454	—	—	—	—	455
Issuance of warrants	—	—	421	—	—	—	—	421
Vesting of restricted stock units	25,132	—	—	—	(10,467)	(121)	—	(121)
Stock-based compensation expense	—	—	2,658	—	—	—	—	2,658
Change in unrealized gain (loss) on investments	—	—	—	1	—	—	—	1
Net loss	—	—	—	—	—	—	(11,917)	(11,917)
Balance at March 31, 2019	35,945,608	$361	$133,383	$1	(101,890)	$(1,250)	$(98,062)	$34,433
Exercise of stock options	36,790	—	90	—	—	—	—	90
Issuance of common stock upon exercise of warrants	44,814	—	178	—	(14,893)	(178)	—	—
Vesting of restricted stock units	54,122	3	(3)	—	(11,914)	(111)	—	(111)
Issuance of common stock upon public offering	3,833,334	38	32,184	—	—	—	—	32,222
Stock-based compensation expense	—	—	3,016	—	—	—	—	3,016
Change in unrealized gain (loss) on investments	—	—	—	23	—	—	—	23
Net loss	—	—	—	—	—	—	(14,449)	(14,449)
Balance at June 30, 2019	39,914,668	$402	$168,848	$24	(128,697)	$(1,539)	$(112,511)	$55,224

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business

Eloxx Pharmaceuticals, Inc., together with its subsidiaries (collectively “Eloxx” or the “Company”), is a clinical-stage biopharmaceutical company developing novel ribonucleic acid (RNA)-modulating drug candidates, each designed to be a eukaryotic ribosomal selective glycoside (ERSG), formulated to treat rare and ultra-rare premature stop codon diseases. Premature stop codons are point mutations that disrupt the stability of the impacted messenger RNA (mRNA) and the protein synthesis from that mRNA. As a consequence, patients with premature stop codon diseases have reduced levels of, or no, protein from a gene whose product performs an essential function. This type of mutation accounts for some of the most severe phenotypes across genetic diseases. Nonsense mutations have been identified in over 1,800 rare and ultra-rare diseases. Read-through therapeutic development is focused on increasing functional protein synthesis by enabling the cytoplasmic ribosome to read through premature stop codons to produce full-length proteins. As opposed to a typical gene therapy approach of targeting a single, unique mutation in a target disease, this small molecule strategy enables targeting an entire class of mutations across the rare disease landscape. The small molecule approach has the potential to address a range of different premature stop codons in a single gene since the ERSG compounds are targeted to the ribosomes. ELX-02, the Company’s lead investigational drug product candidate, is a small molecule designed to restore production of full-length functional proteins. ELX-02 is in clinical development for systemic administration for cystic fibrosis. ELX-02 is an investigational drug that has not been approved by any global regulatory body. The Company is also conducting investigational new drug (IND) enabling preclinical studies of ERSG compounds for autosomal dominant polycystic kidney disease (ADPKD) and in rare inherited retinal disorders (IRDs) by intravitreal administration with an initial focus on Usher Syndrome.

The Company’s preclinical candidate pool consists of a library of novel ERSG drug candidates identified based on read-through potential and cytoplasmic ribosomal selectivity.  The Company is headquartered in Waltham, Massachusetts, with additional offices in Morristown, New Jersey and Rehovot, Israel.

The Company’s research and development strategy is to target rare or ultra-rare diseases where a high unmet medical need exists, a nonsense mutation-bearing patient population is established, preclinical read-through can be established in predictive personalized medicine models, and a defined path through Orphan Drug development, regulatory approval, patient access and commercialization is identified. The Company believes patient advocacy is an important element of patient focused drug development and seeks opportunities to collaborate with patient advocacy groups throughout the discovery and development process. The Company’s current clinical program for its lead investigational drug product candidate, ELX-02, includes Phase 2 studies in cystic fibrosis in Europe, Israel and the United States. On March 25, 2020, the Company announced that enrollment in its Phase 2 clinical trials for ELX-02 in cystic fibrosis had been temporarily paused in response to the COVID-19 pandemic in order to avoid unnecessary exposure in at-risk populations, to maintain the integrity of study data and to support global healthcare providers in their commitment to ensure patient safety. On June 17, 2020, the Company announced that enrollment in its Phase 2 clinical trial in cystic fibrosis has been resumed in Israel and Europe, and that its U.S. trial remains temporarily paused due to the COVID-19 pandemic.

The extent and severity of the impact of the current global health crisis on the Company’s business and clinical trials will be determined largely by the ability of patients and prospective patients in its clinical trials to access trial sites, the ability of personnel from clinical research organizations (“CROs”) to administer the Company’s drug in accordance with trial protocols and the Company’s ability to monitor and communicate effectively with CROs, staff at clinical trial sites and principal investigators. In addition, the impact of the COVID-19 pandemic on the operations of the U.S. Food and Drug Administration and other health authorities may delay potential advancement of the Company’s product candidates. The Company cannot reasonably estimate the extent to which these potential disruptions may materially impact its consolidated results of operations or financial position.

During 2019, the Company announced that the Cystic Fibrosis Foundation (the “CF Foundation”) is providing funding for a portion of the U.S. Phase 2 cystic fibrosis clinical trial and that it will form a joint program advisory group with the CF Foundation focused on the development of ELX-02 for cystic fibrosis. The Cystic Fibrosis Therapeutics Development Network (“TDN”) has sanctioned the Phase 2 study protocol, which is being conducted at TDN member sites. On August 4, 2020, the Company announced that the U.S. Food and Drug Administration (FDA) has granted the Company orphan drug designation for ELX-02 for the treatment of cystic fibrosis. The FDA’s Office of Orphan Drug Products grants orphan status to support the development of medicines for underserved patient populations, or rare disorders, that affect fewer than 200,000 people in the U.S.  Orphan drug designation qualifies Eloxx for certain benefits, including seven years of market exclusivity upon regulatory approval (if received), exemption from FDA application fees, tax credits on qualified U.S. clinical trials and eligibility for grant funding opportunities that can be used for clinical trial costs. ELX-02 had previously been granted orphan medicinal product designation for the treatment of cystic fibrosis by the European Medicines Agency.

Liquidity

The Company has a history of net losses and negative cash flows from operating activities since inception, and as of June 30, 2020, had an accumulated deficit of $(158.9) million. The Company expects to continue to incur net losses and use cash in its operations for the foreseeable future. To date, the Company has not generated revenue from the sale of any product or service and does not expect to generate significant revenue unless and until it obtains marketing approval for and commercializes one or more of its product candidates currently in development. Successful transition to profitable operations is dependent upon achieving a level of revenue adequate to support the Company’s cost structure.

The Company has financed its operations primarily from the sale of equity securities and to a lesser extent, loans and grants. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital to fund its operations. As discussed in Note 14, on February 24, 2020, the Company’s Board of Directors approved a leadership and organizational realignment, aimed at supporting the Company’s efforts to improve operating performance, and concentrate development efforts on the Company’s core programs. The Company believes that its cash, cash equivalents and marketable securities of $37.1 million at June 30, 2020 will enable it to meet anticipated cash needs required to maintain the Company’s current and planned operations through at least the next 12 months from the issuance of the financial statements for the quarter ended June 30, 2020. Management intends to fund future operations through private or public debt or equity financing transactions and may seek additional capital through arrangements with strategic partners or from other sources. If the Company is unable to obtain adequate financing, it will evaluate options which may include reducing or deferring operating expenses, which may have a material adverse effect on the Company’s operations and future prospects.

2. Basis of Presentation and Significant Accounting Policies

The Company has prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) promulgated by the Financial Accounting Standards Board (“FASB”). The Company has reclassified certain items from the prior year’s condensed consolidated financial statements to conform to the current year’s presentation.  Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted, as permitted by such rules and regulations. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the interim periods ended June 30, 2020 and 2019.

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

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Research and development	$921	$448
Other	649	699
Insurance	229	217
VAT receivables	1	26
	$1,800	$1,390

4. Property and Equipment

Property and equipment, net as of June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Computers and software	$124	$166
Office furniture and equipment	164	164
Leasehold improvements	158	158
	446	488
Less: Accumulated depreciation	(281)	(287)
Property and equipment, net	$165	$201

Depreciation expense was $17 thousand and $17 thousand for the three months ended June 30, 2020 and 2019 and $36 thousand and $50 thousand for the six months ended June 30, 2020 and 2019, respectively.

5. Accrued Expenses

Accrued expenses as of June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Research and development expenses	$936	$1,560
Payroll, bonus and other employee-related expenses	1,070	2,200
Restructuring	958	—
Professional services	424	664
Other	34	137
Interest on debt	63	94
	$3,485	$4,655

6. Debt

Term Loan

On January 30, 2019, the Company entered into a Loan and Security Agreement (the “SVB Loan Agreement”) in the amount of $15.0 million with Silicon Valley Bank (“SVB”) and WestRiver Innovation Lending Fund VIII, L.P. (“WestRiver”, and together with SVB, the “Lenders”).

Outstanding principal on the loan accrues interest at a floating rate equal to the greater of (i) 5.25% per annum and (ii) the sum of 2.5% plus the prime rate, as published in the Wall Street Journal. Interest payments are payable monthly following the funding of the loan. On June 30, 2020, the interest rate was 5.75%. The Company commenced making principal and interest payments on the outstanding balance of the loan on February 1, 2020, which is payable in 36 equal monthly installments. Amounts outstanding under the loan are due and payable on January 1, 2023.

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

As of June 30, 2020, the carrying value of the outstanding loan consists of $12.9 million in principal less the unamortized debt discount of approximately $0.8 million. The debt issuance costs, the valuation of the Warrants, and the final maturity payment of $0.9 million, have been recorded as a debt discount which are being accreted to interest expense through the maturity date of the loan. Interest expense relating to the loan for the three months ended June 30, 2020 and 2019 was $0.3 million and $0.5 million, respectively, and for the six months ended June 30, 2020 and 2019 was $0.8 million and $0.7 million, respectively. Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of the debt discount. At June 30, 2020, the effective interest rate was 10.85%.

PPP Loan

In April 2020, the Company entered into a loan agreement with SVB under the U.S. Small Business Administration (the “SBA”) Paycheck Protection Program (the “PPP”) pursuant to the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) and received loan proceeds of $0.8 million (the “PPP Loan”).  The Company expects to use the loan proceeds for payroll and other covered costs in accordance with the relevant terms and conditions of the CARES Act.  The Company issued a promissory note for the PPP Loan with a maturity date of April 21, 2022 and an interest rate of 1.0% per annum.  Monthly payments of principal and interest will be due beginning on November 21, 2020, although interest accrues from the issuance date.  The Company may prepay the PPP Loan without penalty or premium, and the promissory note provides for customary events of default.  A PPP loan may be partially or entirely forgiven based on employee retention for the 24-week period starting on the loan date through September 2020, and the use of loan proceeds for payroll or other specified costs during the same period.  Forgiveness is also based on the employer maintaining or restoring headcount and maintaining salary levels.  Forgiveness is reduced if headcount declines or if salaries decrease.  Any loan forgiveness will be made subject to SVB approval in accordance with SBA requirements.

The Company’s scheduled future principal payments for the long-term debt are as follows (in thousands):

June 30,
2020
Remainder of 2020	$2,589
2021	5,531
2022	5,177
2023	417
Total future principal payments	13,714
Less: unamortized discount	(761)
Carrying value of long-term debt	12,953
Less: current portion	(5,149)
Add: Final fee due at maturity in 2023	900
Long-term portion	$8,704

7. Legal and Other Contingencies

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. The Company is currently unaware of any material pending legal proceedings to which it is a party or of which its property is the subject. However, the Company may at times in the future become involved in litigation in the ordinary course of business, which may include actions related to or based on its intellectual property and its use, customer claims, product liability claims, employment practices and employee complaints and other events arising out of its operations. When appropriate in management’s estimation, the Company will record adequate reserves in its financial statements for pending litigation. Litigation is subject to inherent uncertainties, and an adverse result in any such matters could adversely impact its reputation, operations, and its financial operating results or overall financial condition. Additionally, any litigation to which the Company may become subject could also require significant involvement of its senior management and may divert management’s attention from the Company’s business and operations.

The Company accounts for its contingent liabilities in accordance with ASC Topic 450, “Contingencies”. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. For the periods ended June 30, 2020 and 2019, the Company was not a party to any litigation that is reasonably possible to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows. Legal costs incurred in connection with loss contingencies are expensed as incurred.

8. Stockholders’ Equity

Warrants

In connection with the January 2019 issuance of debt, the Company granted warrants to purchase 40,834 shares of common stock and recorded a charge in additional paid-in-capital in the amount of $0.4 million reflecting the fair value of the warrants on the date of issuance.

Transactions related to warrants to purchase the Company’s common stock during the six months ended June 30, 2020, were as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (years)
Warrants outstanding at December 31, 2019	323,894	$4.32	3.74
Granted	—
Exercised	—
Forfeited	—
Warrants outstanding at June 30, 2020	323,894	$4.32	3.24
Warrants exercisable at June 30, 2020	323,894	$4.32	3.24

9. Stock-Based Compensation

Summary of Option Activity

Transactions related to stock options awarded to employees and directors during the six months ended June 30, 2020 were as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding at December 31, 2019	4,737,670	$11.17	8.54	$3,629,073
Granted	1,360,910	3.54
Exercised	(10,636)	6.00
Forfeited	(1,135,714)	10.08
Options outstanding at June 30, 2020	4,952,230	$10.18	6.97	$857,311
Options exercisable at June 30, 2020	2,497,570	$12.72	4.67	$772,603

The aggregate intrinsic value represents the total intrinsic value (the difference between the fair value of the Company’s common stock as of June 30, 2020 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2020. This amount is impacted by changes in the fair value of the Company’s common stock.

Summary of Restricted Stock Unit Activity

Transactions related to restricted stock units awarded to employees during the six months ended June 30, 2020 were as follows:

	Shares	Weighted average grant date fair value per share
Unvested at December 31, 2019	463,945	$9.45
Granted	300,000	3.59
Vested	(129,801)	9.88
Forfeited	(266,977)	8.65
Unvested at June 30, 2020	367,167	$5.09

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$262	$744	$481	$1,269
General and administrative	1,714	2,272	3,366	4,405
Restructuring charges	-	—	2,124	—
Total stock-based compensation expense	$1,976	$3,016	$5,971	$5,674

10. Marketable Securities

Below is a summary of cash, cash equivalents and marketable securities at June 30, 2020 (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$30,347	$—	$—	$30,347
Marketable securities - U.S. treasuries	6,756	13	—	6,769
Total cash, cash equivalents and marketable securities	$37,103	$13	$—	$37,116

Below is a summary of cash, cash equivalents and marketable securities at December 31, 2019 (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$22,493	$—	$—	$22,493
Marketable securities - U.S. treasuries	33,765	19	(1)	33,783
Total cash, cash equivalents and marketable securities	$56,258	$19	$(1)	$56,276

As of June 30, 2020, and December 31, 2019 no credit losses were identified related to the cash equivalents or marketable securities.

11. Fair Value of Financial Instruments

At June 30, 2020 and December 31, 2019, the Company’s financial assets valued based on Level 1 inputs consisted of cash, cash equivalents and marketable securities (U.S. treasuries). During the three and six months ended June 30, 2020, the Company did not have any transfers of financial assets between Level 2 and 3.

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

12. Other Expense (Income), Net

Other expense (income), net consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest and other income	$(69)	$(206)	$(313)	$(494)
Foreign currency exchange losses	12	(8)	22	(31)
Investment income, net	11	(130)	9	(133)
Interest and other expense	347	482	762	736
Total other expense (income), net	$301	$138	$480	$78

13. Net Loss Per Share

The loss and the weighted average number of shares used in computing basic and diluted net loss per share for the periods, are as follows (amounts in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(7,887)	$(14,449)	$(21,833)	$(26,366)
Denominator:
Weighted average number of shares of common stock used in computing net loss per share, basic and diluted	40,129,304	36,278,567	40,101,789	36,098,171
Net loss per share, basic and diluted	$(0.20)	$(0.40)	$(0.54)	$(0.73)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as their effect would be anti-dilutive:

	Six Months Ended June 30,
	2020	2019
Options to purchase common stock	4,952,230	4,238,027
Restricted stock units	367,167	552,512
Warrants	323,894	323,894
Total potential common stock equivalents	5,643,291	5,114,433

14. Restructuring

On February 24, 2020, the Company’s Board of Directors approved a leadership and organizational realignment aimed at supporting its efforts to improve operating performance and concentrate development efforts on its core programs.  The organizational realignment reduced managerial layers and consolidated roles across the organization, resulting in the elimination of 13 full-time positions during the first quarter of 2020.  This resulted in a one-time charge of $4.0 million, including $2.1 million in stock-based compensation expense, with the severance portion being paid out over a one-year period.  The accrued charges and associated payments that occurred for the six months ended June 30, 2020, are as follows (amounts in thousands):

	Beginning Balance	Additions	Deductions	Ending Balance
Severance and related costs	$—	$1,705	$(747)	$958
Contract termination costs	—	165	(165)	—
Total restructuring charges	$—	$1,870	$(912)	$958

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

Company Overview

We are a clinical-stage biopharmaceutical company developing novel ribonucleic acid (RNA)-modulating drug candidates, each designed to be a eukaryotic ribosomal selective glycoside (ERSG), formulated to treat rare and ultra-rare premature stop codon diseases. Premature stop codons are point mutations that disrupt the stability of the impacted messenger RNA (mRNA) and the protein synthesis from that mRNA. As a consequence, patients with premature stop codon diseases have reduced levels of, or no, protein from a gene whose product performs an essential function. This type of mutation accounts for some of the most severe phenotypes across genetic diseases. Nonsense mutations have been identified in over 1,800 rare and ultra-rare diseases.  Read-through therapeutic development is focused on increasing functional protein synthesis by enabling the cytoplasmic ribosome to read through premature stop codons to produce full-length proteins. As opposed to a typical gene therapy approach of targeting a single, unique mutation in a target disease, this small molecule strategy enables targeting an entire class of mutations across the rare disease landscape. Our small molecule approach has the potential to address a range of different premature stop codons in a single gene since our ERSG compounds are targeted to the ribosomes. ELX-02, our lead investigational drug product candidate, is a small molecule designed to restore production of full-length functional proteins. ELX-02 is in clinical development for systemic administration for cystic fibrosis. ELX-02 is an investigational drug that has not been approved by any global regulatory body. We are also conducting IND-enabling preclinical studies of ERSG compounds for autosomal dominant polycystic kidney disease (ADPKD) and in rare inherited retinal disorders (IRDs) by intravitreal administration with an initial focus on Usher Syndrome.  We hold worldwide development and commercialization rights to ELX-02 and other novel compounds in our read-through library, for all indications, in all territories, under a license from the Technion Research and Development Foundation Ltd. (“TRDF”).

During 2019, we advanced our clinical program for ELX-02 into Phase 2 studies in cystic fibrosis and nephropathic cystinosis. We also completed a renal impairment study with ELX-02 in subjects with mild, moderate, and severe renal impairment. The results from the renal impairment study provided support for both continuing our clinical development programs and evaluating the suitability of our ERSG library for development in additional renal diseases, including ADPKD. Our preclinical candidate pool consists of a library of novel ERSG drug candidates identified based on read-through potential and cytoplasmic ribosomal selectivity.

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

We believe that our library of related novel small molecules holds the potential to be disease-modifying therapies that may change the course of numerous genetic diseases and improve the lives of patients. Our early preclinical data in animal models of nonsense mutations suggests that drug product candidates from our read-through compound ERSG library may have potential beneficial effects for each of the following diseases: cystic fibrosis, nephropathic cystinosis, ADPKD, a variety of IRDs (including Usher Syndrome), primary ciliary dyskinesia, mucopolysaccharidosis type 1, Duchenne muscular dystrophy and Rett syndrome, and have demonstrated the potential for beneficial effects in multiple organs such as the brain, eye, kidney, lungs, muscles and others. Of the novel compounds in our ERSG Library, approximately 30 compounds have been selected, based on read-through activity, for continued preclinical research and we anticipate additional compounds advancing toward Investigational New Drug (IND) filings.

Our scientific manuscript titled “ELX-02 generates protein via premature stop codon read-through without inducing native stop codon read-through protein” was published in the August 2020 issue of the Journal of Pharmacology and Experimental Therapeutics (JPET). This manuscript demonstrates that while ELX-02 mediates read-through of premature stop codons, the fidelity of stop codons found at the end of healthy transcripts is maintained. This indicates that translation integrity is preserved with target-therapeutic exposure of ELX-02, consistent with the favorable tolerability profile across our preclinical and clinical data sets.

Currently, the clinical programs for our lead investigational drug candidate, ELX-02, are focused on development for cystic fibrosis patients with diagnosed nonsense mutations. We have completed a Phase 1 single ascending dose (SAD) trial at sites in Israel and Belgium, a multiple ascending dose (MAD) trial in Belgium and the United States, and a renal impairment study in the United States with subjects having mild, moderate and severe renal impairment. The results of the SAD study were published in Clinical Pharmacology in Drug Development in January 2019. The results from the MAD study were presented in 2019 at both the European Cystic Fibrosis Society clinical meeting and the North American Cystic Fibrosis Conference (NACFC).  Additionally, the results from the renal impairment study were presented at the 2019 American Society of Nephrology (ASN) Kidney Week in November 2019.

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

Our Phase 2 cystic fibrosis clinical trial program for ELX-02 is being conducted at leading global investigator sites in Europe, Israel and the United States. On March 25, 2020, we announced that enrollment in these trials had been paused temporarily in response to the global COVID-19 pandemic in order to avoid unnecessary exposure in at-risk populations, to maintain the integrity of our study data and to support global healthcare providers in their commitment to ensure patient safety. On June 17, 2020, we announced that enrollment in our Phase 2 clinical trial in cystic fibrosis had been resumed in Israel and Europe, and that our U.S. trial remains temporarily paused due to the COVID-19 pandemic.  COVID-19 is rapidly evolving and we continue to work closely with our clinical sites and investigators. We remain committed to completing enrollment in these Phase 2 proof of concept clinical trials and reporting top line data as soon as feasible. In the U.S., the Cystic Fibrosis Foundation (“CF Foundation”) is providing funding for a portion of the trial and we have formed a joint program advisory group with the CF Foundation focused on the development of ELX-02 for cystic fibrosis. The Cystic Fibrosis Therapeutics Development Network (“TDN”) has sanctioned the Phase 2 study protocol (ClinicalTrials.gov Identifiers: NCT04126473 and NCT04135495), which is being conducted at TDN member sites.

In Europe and Israel, Professor Eitan Kerem, M.D., Head of the Division of Pediatrics, Children’s Hospital, Hadassah Medical Center in Israel, is the global lead investigator. For the U.S. trial, Dr. Ahmet Uluer, Director of the Adult Cystic Fibrosis Program at the Boston Children’s Hospital/Brigham and Women’s Hospital CF Center, is the lead study investigator. The protocols have been sanctioned by the TDN in the U.S. and the European Cystic Fibrosis Society Clinical Trial Network (which has given our European/Israel trial a “high priority” ranking).  During October 2019, we completed an interim CMC review meeting with the U.S. Food and Drug Administration (the “FDA”) and we have gained alignment with the agency on our manufacturing formulation and process, which we believe will be suitable for our expected drug supply needs through completion of our pivotal trials. The in-person European Cystic Fibrosis Society conference in Lyon, France scheduled for June 2020 was cancelled, and we withdrew our abstract. We plan to present data for ELX-02 in cystic fibrosis at the North American Cystic Fibrosis Conference, which will be conducted virtually in late October.

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

We believe there is a significant unmet medical need in the treatment of cystic fibrosis patients carrying nonsense mutations on one or both alleles of the CFTR gene. Cystic fibrosis is the most prevalent genetic disease in the western world and there are no currently approved therapies that target the impairment associated with Class 1 CFTR mutations. We believe that nonsense mutations may impact a similar proportion of patients diagnosed with cystinosis. Given the high proportion of pediatric patients in many rare orphan diseases, we intend to apply for relevant Orphan Drug incentives in the U.S. and Europe, including the Rare Pediatric Disease Priority Review Voucher in the U.S. Currently, the European Medicines Agency (the “EMA”) has designated ELX-02 as an orphan medicine for the treatment of cystic fibrosis and mucopolysaccharidosis type I (MPS I).  The FDA had previously granted orphan drug designation to ELX-02 for the treatment of nephropathic cystinosis, MPS I, and Rett syndrome, and on August 4, 2020, we announced that the FDA has granted orphan drug designation for ELX-02 for the treatment of cystic fibrosis. The FDA’s Office of Orphan Drug Products grants orphan status to support the development of medicines for underserved patient populations, or rare disorders, that affect fewer than 200,000 people in the U.S.  Orphan drug designation qualifies Eloxx for certain benefits, including seven years of market exclusivity upon regulatory approval (if received), exemption from FDA application fees, tax credits on qualified U.S. clinical trials and eligibility for grant funding opportunities that can be used for clinical trial costs.

On February 24, 2020, our Board of Directors approved a leadership and organizational realignment aimed at supporting our efforts to improve operating performance and concentrate development efforts on our core programs.  The organizational realignment reduced managerial layers and consolidated roles across the organization, resulting in the elimination of 13 full-time positions during the first quarter of 2020.  We incurred a resulting one-time pre-tax charge of $4.0 million during the first quarter of 2020.

COVID-19

The outbreak of COVID-19 and the preventative or protective actions that we, our employees, consultants, suppliers, contract research organizations (CROs), and other partners or governments may take may significantly disrupt our business operations. We are diligently working to ensure that we can operate with minimal disruption, and to mitigate the impact of the pandemic on our employees’ health and safety and that of the patients and healthcare professionals in our clinical trials. However, given the significant uncertainty regarding the ongoing impact of the COVID-19 outbreak, there remains a risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for indefinite periods of time, including due to a substantial percentage of personnel contracting the virus or due to shutdowns that may be requested or mandated by governmental authorities.  Given the interconnectivity of the global economy and the possible rate of future global transmission of the virus, the full extent to which the pandemic could affect the global economy is unknown and its impact may extend beyond the areas which are currently known by us to be affected.

Our management and Board of Directors are focused on the operational challenges resulting from the COVID-19 pandemic.  To date, the pandemic has not had a material adverse impact on our financial condition, and we have not had to lay off or furlough any employees.  Operations continued even though our clinical trials were temporarily paused. We are evaluating various alternatives to remain flexible and adapt to changing circumstances that may arise in the near and long term.  We continue to monitor our operations, states of affairs in the regions in which we and our business partners operate and conduct research and clinical trial activities and applicable government recommendations. As a result, we have made modifications to our normal operations, including prohibitions on business travel and meetings, permitting employees to work remotely and the implementation of COVID-19 workplace safety guidelines to screen employees and office visitors for COVID-19 symptoms upon entering our offices. We have also implemented one-way traffic flows, social-distanced workspaces, additional cleaning requirements and mandatory face coverings for common spaces and provided components of Personal Protective Equipment (PPE) for all employees working out of our various office locations. Notwithstanding these measures, the COVID-19 pandemic could affect the health and availability of our workforce as well as those of the third parties we rely on. If members of our management and other key personnel in critical functions across our organization are unable to perform their duties or have limited availability due to COVID-19, we may not be able to execute on our business strategy and our operations may be adversely impacted. We may also experience limitations in employee resources, including due to illness of employees or their families or the desire of employees to avoid contact with individuals or large groups of people. In addition, we have experienced and will continue to experience disruptions to our business operations resulting from quarantines, self-isolations and travel and other restrictions on our employees which may impact their ability to perform their job responsibilities.

The extent and severity of the impact of the current global health crisis on our business and clinical trials will be determined largely by the ability of patients and prospective patients in our clinical trials to access trial sites, the ability of personnel from our CROs to administer our drug in accordance with trial protocols and our ability to monitor and communicate effectively with our CROs, staff at clinical trial sites and principal investigators. In addition, the impact of the COVID-19 pandemic on the operations of the FDA and other health authorities may delay potential advancement of our product candidates.

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

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our financial statements presented in this Report are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies through June 30, 2020, from those discussed in our Annual Report on Form 10-K filed with the SEC on March 6, 2020.

Results of Operations

The following table summarizes our results of operations for each of the periods presented (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Operating expenses:
Research and development, net	$3,528	$7,340	$(3,812)	(52)%	$8,077	$13,359	$(5,282)	(40)%
General and administrative	4,058	6,971	(2,913)	(42)%	9,282	12,929	(3,647)	(28)%
Restructuring charges	—	—	—	—	3,994	-	3,994	—
Total operating expenses	7,586	14,311	(6,725)	(47)%	21,353	26,288	(4,935)	(19)%
Loss from operations	(7,586)	(14,311)	6,725	(47)%	(21,353)	(26,288)	4,935	(19)%
Other expense (income), net	301	138	163	118%	480	78	402	515%
Net loss	$(7,887)	$(14,449)	$6,562	(45)%	$(21,833)	$(26,366)	$4,533	(17)%

Research and development expense

Research and development expenses were $3.5 million for the three months ended June 30, 2020 compared to $7.3 million for the same period in 2019, a decrease of $3.8 million. The decrease in research and development expenses was primarily related to $2.9 million in reduced fees incurred for subcontractors, consultants and advisors in connection with ongoing clinical trials and research and development activities, due to delays in enrollment, $0.5 million decrease in stock based compensation and a $0.4 million decrease due to a reduction in headcount and related salaries for a portion of the 2020 period, and reduction in other personnel related costs. Research and development expenses for the three months ended June 30, 2020 and 2019 included non-cash stock-based compensation expense totaling $0.3 million and $0.7 million, respectively.

Research and development expenses were $8.1 million for the six months ended June 30, 2020 compared to $13.4 million for the same period in 2019, a decrease of $5.3 million. The decrease in research and development expenses was primarily related to $4.5 million in reduced fees incurred for subcontractors, consultants and advisors in connection with ongoing clinical trials and research and development activities, due to delays in enrollment and a $0.8 million decrease in stock based compensation. Research and development expenses for the six months ended June 30, 2020 and 2019 included non-cash stock-based compensation expense totaling $0.5 million and $1.3 million, respectively.

General and administrative expenses

General and administrative expenses were $4.1 million for the three months ended June 30, 2020, compared to $7.0 million for the same period in 2019, a decrease of $2.9 million. The decrease in general and administrative expenses was primarily due to decreases of $0.8 million in personnel and related costs due to a reduction in headcount and related salaries for a portion of the 2020 period, $0.6 million in stock-based compensation and $1.5 million in professional services and other infrastructure-related costs. General and administrative expenses for the three months ended June 30, 2020 and 2019 included non-cash stock-based compensation expense totaling $1.7 million and $2.3 million, respectively.

General and administrative expenses were $9.3 million for the six months ended June 30, 2020, compared to $12.9 million for the same period in 2019, a decrease of $3.6 million. The decrease in general and administrative expenses was primarily due to decreases of $0.8 million in personnel and related costs due to a reduction in headcount and related salaries for a portion of the 2020 period, $1.0 million in stock-based compensation and $1.7 million in professional services and other infrastructure-related costs. General and administrative expenses for the six months ended June 30, 2020 and 2019 included non-cash stock-based compensation expense totaling $3.4 million and $4.4 million, respectively.

Restructuring charges

Restructuring charges of $4.0 million for the six months ended June 30, 2020 resulted from the leadership and organizational realignment during the first quarter of 2020.  The total included $1.9 million related to contract termination and employee separation costs (primarily severance and benefits) and $2.1 million of non-cash stock compensation, relating to accelerated vesting of executive stock awards.  There were no similar charges during the three months ended June 30, 2020.

Other expense (income), net

We recorded $0.3 million in other expense, net for the three months ended June 30, 2020, compared to $0.1 million for the same period in 2019. The increase in other expense, net was primarily due to lower interest income.

We recorded $0.5 million in other expense, net for the six months ended June 30, 2020, compared to $0.1 million for the same period in 2019. The increase in other expense, net was primarily due to lower interest income.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. To date, we have not generated revenue from sales of any product or service.

Although the impact of the COVID-19 pandemic on clinical operations and trial enrollment cannot fully be determined, we believe that our cash, cash equivalents, and marketable securities of $37.1 million at June 30, 2020, will enable us to meet the anticipated cash needs required to reach top line Phase 2 data in cystic fibrosis and maintain our current and planned operations through at least the next 12 months from the issuance of this Report. Since our inception, we have incurred significant operating losses. Our net losses were $(21.8) million for the six months ended June 30, 2020, and $(50.9) million for the year ended December 31, 2019. As of June 30, 2020, we had an accumulated deficit of $(158.9) million. To date, we have financed our operations primarily through equity capital investments, and to a lesser extent, from loans and grants. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it may be several years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. We expect to continue to incur significant expenses and operating losses for the foreseeable future. A successful transition to profitable operations is dependent upon achieving a level of revenue adequate to support our cost structure. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses may increase if, and as, we:

•	advance ELX-02 and/or other product candidates further into clinical development;
•	continue to experience delays in enrollment and completion of our clinical trials due to the COVID-19 pandemic or otherwise;
•	continue the preclinical development of our research programs and advance candidates into clinical trials;
•	pursue regulatory authorization to conduct clinical trials of additional product candidates;
•	seek marketing approvals for our product candidates;
•	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we obtain marketing approval;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, regulatory, management and scientific personnel;
•	add operational, financial and management information systems and personnel;
•	acquire or in-license other product candidates and technologies; and
•	operate as a public company.

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

Management intends to fund future operations through private or public debt or equity financing transactions and may seek additional capital through arrangements with strategic partners or from other sources. If we are unable to obtain adequate financing, we will evaluate alternatives which may include reducing or deferring operating expenses, which may have a material adverse effect on our operations and future prospects.

Principal Financing Activities

On January 30, 2019, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”), and WestRiver Innovation Lending Fund VIII, L.P. (together with SVB, the “Lenders”). Pursuant to the terms and conditions of the Loan Agreement, the Lenders extended a term loan to us of $15.0 million.

Outstanding principal on the loan accrues interest at a floating rate equal to the greater of (i) 5.25% per annum and (ii) the sum of 2.5% plus the prime rate, as published in the Wall Street Journal. Interest payments are payable monthly following the funding of the loan. On June 30, 2020, the interest rate was 5.75%. We commenced making principal and interest payments on the outstanding balance of the loan on February 1, 2020, which is payable in 36 equal monthly installments. Amounts outstanding under the loan are due and payable on January 1, 2023.

In conjunction with the initial loan advance, we issued warrants (the “Warrants”) to the Lenders to purchase an aggregate of 40,834 shares of our common stock at a warrant exercise price of $11.02 (subject to certain adjustments), which price was calculated using the 10-day average bid price of our common stock prior to the date of the Loan Agreement.

We may prepay the outstanding principal balance of the loans advanced by the Lenders in whole but not in part, subject to a prepayment fee ranging from 1% to 3% of any amount prepaid, depending upon when the prepayment occurs. We will also pay a final payment fee equal to 6% of the total loans advanced, due upon the earlier of maturity or termination of the Loan Agreement.

Under the terms of the Loan Agreement, we granted first priority liens and security interests in substantially all of our assets (excluding all of its intellectual property, which is subject to a negative pledge) and a pledge by us of the shares of one of our wholly-owned subsidiaries as collateral for the obligations thereunder. The Loan Agreement also contains representations and warranties by us and the Lenders and indemnification provisions in favor of the Lenders and customary covenants (including limitations on other indebtedness, liens, acquisitions, investments and dividends, but no financial covenants), and events of default (including payment defaults, breaches of covenants following any applicable cure period, a material impairment in the perfection or priority of the Lenders’ security interest in the collateral, and events relating to bankruptcy or insolvency).

In April 2020, we entered into a loan agreement with Silicon Valley Bank (“SVB”) under the U.S. Small Business Administration (the “SBA”) Paycheck Protection Program (the “PPP”) pursuant to the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) and received loan proceeds of $0.8 million (the “PPP Loan”).  We expect to use the loan proceeds for payroll and other covered costs in accordance with the relevant terms and conditions of the CARES Act.  We issued a promissory note for the PPP Loan with a maturity date of April 21, 2022 and an interest rate of 1.0% per annum.  Monthly payments of principal and interest will be due beginning on November 21, 2020, although interest accrues from the issuance date.  We may prepay the PPP Loan without penalty or premium, and the promissory note provides for customary events of default.  A PPP loan may be partially or entirely forgiven based on employee retention for the 24-week period starting on the loan date through September 2020, and the use of loan proceeds for payroll or other specified costs during the same period.  Forgiveness is also based on the employer maintaining or restoring headcount and maintaining salary levels.  Forgiveness is reduced if headcount declines or if salaries decrease.  Any loan forgiveness will be made subject to SVB approval in accordance with SBA requirements.

On June 24, 2019, we completed an underwritten public offering of 3,833,334 shares of common stock at the public offering price of $9.00 per share and received gross proceeds of approximately $34.5 million, before deducting underwriting discounts and commissions of $2.1 million and estimated offering expenses of $0.2 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(18,240)	$(18,812)
Net cash provided by (used in) investing activities	27,042	(26,865)
Net cash (used in) provided by financing activities	(939)	46,397

Our operating activities used cash of $18.2 million and $18.8 million during the six months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020, net cash used in operating activities resulted primarily from our net loss of $(21.8) million and total changes in working capital of $(3.0) million partially offset by total non-cash charges of $6.6 million. Non-cash charges primarily related to $6.0 million of stock-based compensation, $0.3 million of amortization of lease assets, and $0.3 million of debt discount amortization. Changes in working capital were primarily related to decreases of $1.2 million in accrued expenses, $1.1 million in accounts payable and $0.3 million in operating lease liabilities, and in increase of $0.4 million in prepaid expenses and other current assets. For the six months ended June 30, 2019, net cash used in operating activities resulted primarily from our net loss of $26.4 million partially offset by non-cash charges of $5.7 million related to stock-based compensation, $50 thousand of depreciation expense and $0.2 million of debt discount amortization; and total changes in working capital of $1.5 million.

Our investing activities provided cash of $27.0 million and used cash of $26.9 million during the six months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020, cash provided by investing activities was primarily related to $27.0 million of proceeds from the maturity of marketable securities. For the six months ended June 30, 2019, net cash used in investing activities consisted primarily of $33.6 million in purchases of marketable securities, offset by $6.8 million of proceeds from the maturity of marketable securities.

Our financing activities used cash of $0.9 million during the six months ended June 30, 2020 and provided cash of $46.4 million during the six months ended June 30, 2019. For the six months ended June 30, 2020, net cash used in financing activities consisted primarily of $2.1 million in term loan principal repayments, offset by $0.8 million received from the PPP Loan and $0.4 million in advances received from collaboration partners. Net cash provided by financing activities for the six months ended June 30, 2019 resulted primarily from the issuance of debt of $14.7 million in January 2019 and proceeds of $32.7 million from sales of common stock offset by $1.1 million of taxes paid upon the vesting of restricted stock units.

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

As of June 30, 2020, our management, under the supervision of and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of June 30, 2020, our disclosure controls and procedures were effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2020, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. We are currently unaware of any material pending legal proceedings to which we are party or of which our property is the subject. However, we may at times in the future become involved in litigation in the ordinary course of business, which may include actions related to or based on our intellectual property and its use, customer claims, product liability claims, employment practices and employee complaints and other events arising out of our operations. When appropriate in management’s estimation, we will record adequate reserves in our financial statements for pending litigation. Litigation is subject to inherent uncertainties, and an adverse result in any such matters could adversely impact our reputation, operations, and our financial operating results or overall financial condition. Additionally, any litigation to which we may become subject could also require significant involvement of our senior management and may divert management’s attention from our business and operations.

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

•	obtaining institutional review board, or IRB, approval at each clinical trial site;
•	recruiting suitable patients to participate in a trial;
•	having patients complete a trial or return for post-treatment follow-up;
•	clinical trial sites deviating from trial protocol or dropping out of a trial;
•	adding new clinical trial sites;
•	unforeseen factors beyond our control, including public health concerns such as the COVID-19 pandemic; or
•	manufacturing sufficient quantities of product candidate for use in clinical trials.

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

On March 25, 2020, we announced that enrollment in our clinical trials had been paused temporarily in response to the COVID-19 pandemic in order to avoid unnecessary exposure in at-risk populations, to maintain the integrity of our study data and to support global healthcare providers in their commitment to ensure patient safety. On June 17, 2020, we announced that enrollment in our Phase 2 clinical trial in cystic fibrosis has been resumed in Israel and Europe, and that our U.S. trial remains temporarily paused due to the COVID-19 pandemic.  COVID-19 is rapidly evolving and we continue to work closely with our clinical sites and investigators. While we remain committed to completing enrollment in these Phase 2 proof of concept clinical trials and reporting top line data as soon as feasible, we cannot provide assurances as to when this will be accomplished or whether we will incur significant additional costs, expend additional resources or be subject to additional regulatory requirements, any of which may have a material adverse impact on our financial condition and results of operations.

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

Failure or delay in the commencement or completion of our clinical trials may be caused by several factors, including:

•	slower than expected rates of patient recruitment, particularly with respect to trials of rare diseases such as nonsense mutation cystic fibrosis;
•	determination of dosing levels and corresponding effect analysis;
•	unforeseen safety issues;
•	lack of effectiveness during clinical trials;
•	inability to monitor patients adequately during or after treatment;
•	inability or unwillingness of medical investigators and IRBs to follow our clinical protocols;
•	unforeseen factors beyond our control, including public health concerns such as the COVID-19 pandemic; and
•	lack of sufficient funding to finance the clinical trials.

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

In addition, the protocol for our clinical trials generally mandates that a patient cannot be involved in more than one clinical trial for the same indication. Therefore, subjects that participate in ongoing clinical trials for products that are competitive with our product candidates are not available to participate in our clinical trials. We cannot guarantee that any of our programs will identify a sufficient number of patients to complete clinical development, pursue regulatory approval and market our product candidates if approved. The combined number of patients in the U.S., Japan and Europe and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with ELX-02, or new patients may become increasingly difficult to identify, all of which would adversely affect our results of operations and our business. An inability to recruit and enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether, which could impact our ability to develop our product candidates and may have a material adverse effect on our business, results of operations and financial condition. On March 25, 2020, we announced that enrollment in our clinical trials had been paused temporarily in response to the COVID-19 pandemic in order to avoid unnecessary exposure in at-risk populations, to maintain the integrity of our study data and to support global healthcare providers in their commitment to ensure patient safety. On June 17, 2020, we announced that enrollment in our Phase 2 clinical trial in cystic fibrosis has been resumed in Israel and Europe, and that our U.S. trial remains temporarily paused due to the COVID-19 pandemic.  COVID-19 is rapidly evolving and we continue to work closely with our clinical sites and investigators to ensure that patient enrollment will continue as soon as feasible in a safe environment for our patients. Additionally, significant additional costs as a result of this delay in enrollment or failure to complete enrollment in accordance with our objectives may have a material adverse impact on our financial condition and results of operations.

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

Even though we have received orphan drug designation from the FDA for ELX-02 for the treatment of cystic fibrosis, cystinosis, MPS I, and Rett syndrome we may not be able to obtain orphan drug marketing exclusivity for ELX-02 or any of our other potential product candidates for other indications.

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

The FDA has granted orphan drug designation for ELX-02 for the treatment of cystic fibrosis as well as for the treatment of cystic fibrosis, MPS I and the treatment of Rett syndrome. We may seek orphan drug designation for our other product candidates, and with respect to other indications. Generally, if a drug with an orphan drug designation subsequently receives the first FDA marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug for the same indication for that time period. The applicable period is seven years in the U.S. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

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

We have a history of net losses and negative cash flows from operating activities since inception, and as of June 30, 2020, had an accumulated deficit of $(158.9) million. Historically, we have financed our operations primarily through equity capital investments, and to a lesser extent from loans and grants. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it will be several years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

•	advance ELX-02 and/or other product candidates further into clinical development;
•	continue to experience delays in enrollment and completion of our clinical trials due to the COVID-19 pandemic or otherwise;
•	continue the preclinical development of our research programs and advance candidates into clinical trials;
•	pursue regulatory authorization to conduct clinical trials of additional product candidates;
•	seek marketing approvals for our product candidates;

•	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we obtain marketing approval;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, regulatory, management and scientific personnel;
•	add operational, financial and management information systems and personnel;
•	acquire or in-license other product candidates and technologies; and
•	operate as a public company.

We have never generated any revenue from product sales and may never be profitable. To become and remain profitable, we and our collaborators must develop and eventually commercialize one or more product candidates with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those product candidates for which we may obtain marketing approval, securing coverage and reimbursement for those product candidates for which we may obtain marketing approval, and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we do, may never generate revenue that is significant or large enough to achieve profitability. Our failure to become and remain profitable would decrease the value of the Company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our Company could also cause investors to lose all or part of their investment.

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

Accordingly, despite our prior public equity offerings and debt financing, we will need substantial additional funding in connection with our continuing operations and to achieve our goals. However, our existing cash and cash equivalents may prove to be insufficient for these activities. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs, product portfolio expansion or future commercialization efforts. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional financing due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our operating plans.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity and debt financings, as well as entering into new collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, an investor’s ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that may adversely affect an investor’s rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and may be secured by all or a portion of our assets. If we raise funds by entering into new collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or through collaborations, strategic alliances or licensing arrangements when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

On December 22, 2017, and effective January 1, 2018, the U.S. government enacted H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (informally titled the “Tax Cuts and Jobs Act”, or TCJA), which includes significant changes to the taxation of business entities. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), implementation of a “base erosion anti-abuse tax” which requires U.S. corporations to make an alternative determination of taxable income without regard to tax deductions for certain payments to affiliates, taxation of certain non-U.S. corporations’ earnings considered to be “global intangible low taxed income” (also referred to as “GILTI”), repeal of the alternative minimum tax, or AMT, for corporations and changes to a taxpayer’s ability to either utilize or refund the AMT credits previously generated, changes in the attribution rules relating to shareholders of certain “controlled foreign corporations”, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. In response to the COVID-19 pandemic, CARES Act was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the TCJA. Corporate taxpayers may carryback net operating losses (NOLs) originating during 2018 through 2020 for up to five years, which was not previously allowed. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize

NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the TCJA) for tax years beginning January 1, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the TCJA.

Notwithstanding the reduction in the corporate income tax rate, the TCJA remains subject to interpretation and further guidance from U.S. taxing authorities and as a result the overall impact of this tax reform is uncertain and may change due to interpretation changes, and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various U.S. states will conform their tax laws to the TCJA. The impact of the TCJA on holders of our common stock is also uncertain and could be adverse. We are unable to predict what tax reform may be proposed or enacted in the future or what effect such changes would have on our business, but such changes, to the extent they are brought into tax legislation, regulations, policies or practices, could affect our effective tax rates in the future in countries where we have operations and have an adverse effect on our overall tax rate in the future, along with increasing the complexity, burden and cost of tax compliance. We urge our stockholders to consult with their legal and tax advisors with respect to the TCJA and the CARES Act and the potential tax consequences of investing in or holding our common stock.

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

In the U.S., a number of legislative and regulatory initiatives have focused on containing the cost of healthcare. The Patient Protection and Affordable Care Act, or PPACA, was enacted in March 2010. This law substantially changed the way healthcare is financed by both governmental and private insurers in the U.S., and significantly impacts the pharmaceutical industry. PPACA contains a number of provisions that are expected to impact our business and operations, in some cases in ways we cannot currently predict. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, rules regarding prescription drug benefits under health insurance exchanges, expansion of the 340B program, expansion of state Medicaid programs, fraud and abuse enforcement and rules governing the approval of biosimilar products. These changes will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program. In early 2016, CMS issued final regulations to implement the changes to the Medicaid Drug Rebate Program under PPACA. These regulations became effective on April 1, 2016. Moreover, in the future, Congress could enact legislation that further increases Medicaid drug rebates or other costs and charges associated with participating in the Medicaid Drug Rebate Program. Legislative changes to the PPACA also remain possible and appear likely under the current administration. The issuance of regulations and coverage expansion by various governmental agencies relating to the Medicaid Drug Rebate Program has and will continue to increase our costs and the complexity of compliance, has been and will be time-consuming, and could have a material adverse effect on our results of operations.

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

Public health epidemics or widespread outbreaks of contagious diseases could adversely impact our business. Any outbreak of contagious diseases, and other adverse public health developments, such as the recent novel strain of coronavirus (COVID-19), initially limited to a region in China and now affecting the global community, could impact our operations depending on future developments, which are highly uncertain, largely beyond our control and cannot be predicted with certainty. These uncertain factors include the duration of the outbreak, new information which may emerge concerning the severity of the disease and the actions to contain or treat its impact, could adversely impact our operations, including among others, conduct of our clinical trials, employee mobility and productiveness, temporary closure of facilities, including clinical trial sites, our manufacturing capabilities, and third party service providers such as CROs, any of which could have an adverse impact on our business and our financial results. On March 25, 2020, we announced that enrollment in our clinical trials had been paused temporarily in response to the COVID-19 pandemic in order to avoid unnecessary exposure in at-risk populations, to maintain the integrity of our study data and to support global healthcare providers in their commitment to ensure patient safety. On June 17, 2020, we announced that enrollment in our Phase 2 clinical trial in cystic fibrosis has been resumed in Israel and Europe, and that our U.S. trial remains temporarily paused due to the COVID-19 pandemic.  COVID-19 is rapidly evolving and we continue to work closely with our clinical sites and investigators. While we remain committed to completing enrollment in these Phase 2 proof of concept clinical trials and reporting top line data as soon as feasible, we cannot provide assurances as to when this will be accomplished or whether we will incur significant additional costs, expend additional resources or be subject to additional regulatory requirements, any of which may have a material adverse impact on our financial condition and results of operations.

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

We are increasingly dependent on our information technology systems and infrastructure for our business. We collect, store, and transmit sensitive information including intellectual property, proprietary business information and personal information in connection with business operations. The secure maintenance of this information is critical to our operations and business strategy. Some of this information could be an attractive target of criminal attack by third parties with a wide range of motives and expertise, including organized criminal groups, “hacktivists,” patient groups, disgruntled current or former employees, and others. Cyber-attacks are of ever-increasing levels of sophistication, and despite our security measures, our information technology and infrastructure may be vulnerable to such attacks or may be breached, including due to employee error or malfeasance. We have also implemented information security measures to protect patients’ personal information against the risk of inappropriate and unauthorized external use and disclosure. The COVID-19 pandemic has caused us to modify our business practices, including permitting our employees to work from home. As a result, we are increasingly dependent upon our technology systems to operate our business and our ability to effectively manage our business depends on the security, reliability and adequacy of our technology systems and data, which includes use of cloud technologies. This increased remote usage of information systems increases the risks that our business may be disrupted due to a variety of reasons, including security breaches, power outages, unavailability of employees, use of non-company secured equipment and increased phishing and hack activity. However, despite these measures, and due to the ever-changing information cyber-threat landscape, we may be subject to data breaches through cyber-attacks. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. If our systems become compromised, we may not promptly discover the intrusion. Like other companies in our industry, we have experienced attacks to our data and systems, including malware and computer viruses. If our systems failed or were breached or disrupted, patient and other data and information may become compromised, we could lose sales for approved products, if any, and suffer reputational damage and loss of confidence by patients, investors and business partners. Such incidents would result in notification obligations to affected individuals and government agencies, legal claims or proceedings, and liability under federal and state laws that protect the privacy and security of personal information. Any one of these events, or similar events occurring through one of our vendors that maintain such information on our behalf, could cause our business to be materially harmed and our results of operations to be adversely impacted.

We rely on third parties to conduct some or all aspects of our product manufacturing, protocol development, research and preclinical and clinical testing, and these third parties may not perform satisfactorily.

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

As of June 30, 2020, we owned or licensed 22 issued patents and 54 pending patent applications in the U.S. and abroad, not including U.S. provisional applications. However, with regard to the pending provisional applications, the filing of a patent application does not mean that we will be issued a patent, or that any patent eventually issued will be as broad as requested in the patent application or sufficient to protect our technology. Any modification required to a currently pending patent application may delay the approval of such patent application which could have a material adverse effect on our business, results of operations and financial condition. In addition, there are a number of factors that could cause our current or future issued patents to become invalid or unenforceable or that could cause our pending patent applications to not be granted, including known or unknown prior art, deficiencies in the patent application or lack of originality of the technology. Our competitive position and future revenue will depend in part on our ability and the ability of our licensors and collaborators to obtain and maintain patent protection for our product candidates, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties. However, we cannot predict:

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

In addition to our operations in the United States, we currently conduct certain research and clinical development activities through our regional operations located in Israel, and may, in the future, expand operations to other regional locations in Europe and elsewhere as circumstances require. Accordingly, political and economic conditions in Israel and the surrounding region in particular, may directly affect our operations. Regional instability may lead to a deterioration in the political and trade relationships that exist between countries in the region, making it more difficult to conduct operations.

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

With respect to such grants we are obligated to pay royalties at a rate of 3% to 6% from the revenue generated from the sale of any products or services developed using IIA grants up to a maximum amount equal to repayment of the grant proceeds received plus accrued interest. We have not commenced the payment obligation of these royalties since we have not yet generated revenue, and we have a contingent obligation with respect to such future royalty payments including LIBOR interest, in the amount of approximately $2.7 million.

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

Pursuant to our 2018 Equity Incentive Plan, or the 2018 Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. As of June 30, 2020, individuals held share awards to purchase or receive an aggregate of 5,643,291 shares of our common stock. If our board of directors elects to increase the number of shares available for future grant by the maximum amount each year, our stockholders may experience additional dilution, which could have a negative effect on our share price.

Risks Related to the Reverse Merger

The risks arising with respect to the historic Sevion business and operations may be different from what we anticipate, which could lead to significant, unexpected costs and liabilities and could materially and adversely affect our business going forward.

We may not have fully anticipated the extent of the risks associated with the reverse merger between Sevion and Eloxx Limited completed in December 2017. After the reverse merger, Sevion’s historic business was discontinued, but prior to the transaction Sevion had a long operating history. As a consequence, we may be subject to claims, demands for payment, regulatory issues, costs and liabilities that were not and are not currently expected or anticipated. Notwithstanding our exercise of due diligence pre-transaction and risk mitigation strategies post-transaction, the risks involved with taking over a business with a long operating history and the costs and liabilities associated with these risks may be greater than we anticipate. Further, we do not have rights of indemnification against the pre-transaction stockholders of Sevion. We may not be able to contain or control the costs or liabilities associated with Sevion’s historic business, which could materially and adversely affect our business, liquidity, capital resources or results of operation, and may divert management’s time and attention from conducting the business of the Company.

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

32.1***	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
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
Date: August 7, 2020

	by:	/s/ Stephen G. MacDonald
Stephen G. MacDonald
Vice President, Finance and Accounting, and Treasurer
(Principal Financial Officer and Principal Accounting Officer)