Form 10-Q
period 2020-09-30
Eloxx Pharmaceuticals, Inc.
filed 2020-11-06
CIK 1035354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

On November 2, 2020, the registrant had 40,152,883 shares of common stock, $0.01 par value per share, outstanding.

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

The following are some risks and uncertainties, among others, that could cause actual results to differ materially from those expressed or implied by forward-looking statements in this Report:

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Information

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$30,592	$22,493
Marketable securities	—	33,783
Restricted cash	52	43
Prepaid expenses and other current assets	1,568	1,390
Total current assets	32,212	57,709
Property and equipment, net	149	201
Operating lease right-of-use asset	551	924
Other long-term assets	30	113
Total assets	$32,942	$58,947

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$638	$1,871
Accrued expenses	3,091	4,655
Current portion of long-term debt	4,917	4,336
Advances from collaboration partners	805	403
Current portion of operating lease liability	496	499
Taxes payable	38	43
Total current liabilities	9,985	11,807
Long-term debt	7,823	10,502
Operating lease liability	56	425
Total liabilities	17,864	22,734
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued or outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value per share, 500,000,000 shares authorized, 40,343,181 and 40,186,469 shares issued, and 40,150,530 and 40,030,763 shares outstanding as of September 30, 2020 and December 31, 2019, respectively	403	402
Common stock in treasury, at cost, 192,651 and 155,706 shares as of September 30, 2020 and December 31, 2019, respectively	(1,825)	(1,703)
Additional paid-in capital	181,969	174,515
Accumulated other comprehensive income	—	18
Accumulated deficit	(165,469)	(137,019)
Total stockholders’ equity	15,078	36,213
Total liabilities and stockholders’ equity	$32,942	$58,947

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$3,231	$6,801	$11,308	$20,160
General and administrative	3,065	5,978	12,347	18,907
Restructuring charges	—	—	3,994	—
Total operating expenses	6,296	12,779	27,649	39,067
Loss from operations	(6,296)	(12,779)	(27,649)	(39,067)
Other expense, net	321	96	801	174
Net loss	$(6,617)	$(12,875)	$(28,450)	$(39,241)

Net loss per share, basic and diluted	$(0.16)	$(0.32)	$(0.71)	$(1.05)
Weighted average number of shares of common stock used in computing net loss per share, basic and diluted	40,142,178	39,944,324	40,115,351	37,394,310

Comprehensive loss:
Net loss	$(6,617)	$(12,875)	$(28,450)	$(39,241)
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale securities	(13)	(12)	(18)	12
Comprehensive loss	$(6,630)	$(12,887)	$(28,468)	$(39,229)

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(28,450)	$(39,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	7,385	8,631
Depreciation	52	68
Amortization of operating lease right-of-use asset	373	350
Amortization of debt discount	438	378
Amortization, net, of premiums and discounts on investments	15	(228)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(137)	(150)
Advances from collaboration partners	—	403
Accounts payable	(1,233)	940
Accrued expenses	(1,564)	(856)
Operating lease liabilities	(372)	(350)
Taxes payable	(5)	(79)
Net cash used in operating activities	(23,498)	(30,134)
Cash flows from investing activities:
Purchases of marketable securities	—	(56,041)
Proceeds from maturities of marketable securities	33,750	13,500
Purchase of property and equipment	—	(40)
Cash received (paid) for long-term deposits	42	(22)
Net cash provided by (used in) investing activities	33,792	(42,603)
Cash flows from financing activities:
Proceeds from underwritten public offering, net of issuance costs	—	32,169
Proceeds from debt financing obligation	797	15,000
Payment of debt issuance costs	—	(276)
Repayment of term loan principal	(3,333)	—
Proceeds from exercises of stock options	70	148
Proceeds from sale of common stock under at-the-market sales agreement	—	455
Payment for settlement of taxes upon vesting of restricted stock units	(122)	(1,215)
Proceeds from advances from collaboration partners	402	—
Net cash (used in) provided by financing activities	(2,186)	46,281
Increase (decrease) in cash, cash equivalents and restricted cash	8,108	(26,456)
Cash, cash equivalents and restricted cash at the beginning of the period	22,536	48,651
Cash, cash equivalents and restricted cash at the end of the period	$30,644	$22,195

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets:
Cash and cash equivalents	$30,592	$22,155
Restricted cash	52	40
Total cash, cash equivalents and restricted cash	$30,644	$22,195

Supplemental disclosure of cash flow activities:
Cash paid for interest	$665	$703
Cash paid for income taxes	$5	$79
Supplemental disclosure of non-cash financing activities:
Non-cash acquisition of treasury stock	$—	$46
Non-cash issuance of common stock upon exercise of warrants	$—	$178
Fair value of warrants issued in connection with long-term debt	$—	$421

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common stock				Treasury stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Shares	Amount	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2019	40,030,763	$402	$174,515	$18	(155,706)	$(1,703)	$(137,019)	$36,213
Exercise of stock options	10,636	—	64	—	—	—	—	64
Vesting of restricted stock units	84,055	1	(1)	—	(34,874)	(116)	—	(116)
Stock-based compensation expense	—	—	3,995	—	—	—	—	3,995
Change in unrealized gain (loss) on investments	—	—	—	47	—	—	—	47
Net loss	—	—	—	—	—	—	(13,946)	(13,946)
Balance at March 31, 2020	40,125,454	$403	$178,573	$65	(190,580)	$(1,819)	$(150,965)	$26,257
Vesting of restricted stock units	9,836	—	—	—	(1,036)	(3)	—	(3)
Stock-based compensation expense	—	—	1,976	—	—	—	—	1,976
Change in unrealized gain (loss) on investments	—	—	—	(52)	—	—	—	(52)
Net loss	—	—	—	—	—	—	(7,887)	(7,887)
Balance at June 30, 2020	40,135,290	$403	$180,549	$13	(191,616)	$(1,822)	$(158,852)	$20,291
Exercise of stock options	5,401	—	5	—	—	—	—	5
Vesting of restricted stock units	9,839	—	—	—	(1,035)	(3)	—	(3)
Stock-based compensation expense	—	—	1,415	—	—	—	—	1,415
Change in unrealized gain (loss) on investments	—	—	—	(13)	—	—	—	(13)
Net loss	—	—	—	—	—	—	(6,617)	(6,617)
Balance at September 30, 2020	40,150,530	$403	$181,969	$—	(192,651)	$(1,825)	$(165,469)	$15,078

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common stock				Treasury stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Shares	Amount	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2018	35,860,114	$360	$129,825	$—	(91,423)	$(1,129)	$(86,145)	$42,911
Exercise of stock options	25,000	—	25	—	—	—	—	25
Issuance of common stock under at-the-market sales agreement	35,362	1	454	—	—	—	—	455
Issuance of warrants	—	—	421	—	—	—	—	421
Vesting of restricted stock units	25,132	—	—	—	(10,467)	(121)	—	(121)
Stock-based compensation expense	—	—	2,658	—	—	—	—	2,658
Change in unrealized gain (loss) on investments	—	—	—	1	—	—	—	1
Net loss	—	—	—	—	—	—	(11,917)	(11,917)
Balance at March 31, 2019	35,945,608	$361	$133,383	$1	(101,890)	$(1,250)	$(98,062)	$34,433
Exercise of stock options	36,790	—	90	—	—	—	—	90
Issuance of common stock upon exercise of warrants	44,814	—	178	—	(14,893)	(178)	—	—
Vesting of restricted stock units	54,122	3	(3)	—	(11,914)	(111)	—	(111)
Issuance of common stock upon public offering	3,833,334	38	32,184	—	—	—	—	32,222
Stock-based compensation expense	—	—	3,016	—	—	—	—	3,016
Change in unrealized gain (loss) on investments	—	—	—	23	—	—	—	23
Net loss	—	—	—	—	—	—	(14,449)	(14,449)
Balance at June 30, 2019	39,914,668	$402	$168,848	$24	(128,697)	$(1,539)	$(112,511)	$55,224
Exercise of stock options	29,537	—	28	—	—	—	—	28
Vesting of restricted stock units	33,449	2	—	—	(10,835)	(46)	—	(44)
Equity financing issuance costs	—	—	(50)	—	—	—	—	(50)
Stock-based compensation expense	—	—	2,957	—	—	—	—	2,957
Change in unrealized gain (loss) on investments	—	—	—	(12)	—	—	—	(12)
Net loss	—	—	—	—	—	—	(12,875)	(12,875)
Balance at September 30, 2019	39,977,654	$404	$171,783	$12	(139,532)	$(1,585)	$(125,386)	$45,228

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

The Company’s research and development strategy is to target rare or ultra-rare diseases where a high unmet medical need exists, a nonsense mutation-bearing patient population is established, preclinical read-through can be established in predictive personalized medicine models, and a defined path through Orphan Drug development, regulatory approval, patient access and commercialization is identified. The Company believes patient advocacy is an important element of patient focused drug development and seeks opportunities to collaborate with patient advocacy groups throughout the discovery and development process. The Company’s current clinical program for its lead investigational drug product candidate, ELX-02, includes Phase 2 studies in cystic fibrosis in Europe, Israel and the United States. On March 25, 2020, the Company announced that enrollment in its Phase 2 clinical trials for ELX-02 in cystic fibrosis had been temporarily paused in response to the COVID-19 pandemic in order to avoid unnecessary exposure in at-risk populations, to maintain the integrity of study data and to support global healthcare providers in their commitment to ensure patient safety. On June 17, 2020, the Company announced that enrollment in its Phase 2 clinical trial in cystic fibrosis had been resumed in Israel and Europe, and on August 12, 2020, the Company announced that enrollment in its Phase 2 clinical trial in cystic fibrosis had been resumed in the  U.S.

The extent and severity of the impact of the current global health crisis on the Company’s business and clinical trials will be determined largely by the ability of patients and prospective patients in its clinical trials to access trial sites, the ability of personnel from clinical research organizations (“CROs”) to oversee the administration of the Company’s drug in accordance with trial protocols and the Company’s ability to monitor and communicate effectively with CROs, staff at clinical trial sites and principal investigators. In addition, the impact of the COVID-19 pandemic on the operations of the U.S. Food and Drug Administration (the “FDA”) and other health authorities may delay potential advancement of the Company’s product candidates. The Company cannot reasonably estimate the extent to which these potential disruptions may materially impact its consolidated results of operations or financial position.

During 2019, the Company announced that the Cystic Fibrosis Foundation (the “CF Foundation”) is providing funding for a portion of the U.S. Phase 2 cystic fibrosis clinical trial. The Company has since formed a joint program advisory group with the CF Foundation focused on the development of ELX-02 for cystic fibrosis. The Cystic Fibrosis Therapeutics Development Network (“TDN”) has sanctioned the Phase 2 study protocol, which is being conducted at TDN member sites. On August 4, 2020, the Company announced that the FDA granted orphan drug designation for ELX-02 for the treatment of cystic fibrosis. The FDA’s Office of Orphan Drug Products grants orphan status to support the development of medicines for underserved patient populations, or rare disorders, that affect fewer than 200,000 people in the U.S.  Orphan drug designation qualifies Eloxx for certain benefits, including seven years of market exclusivity upon regulatory approval (if received), exemption from FDA application fees, tax credits on qualified U.S. clinical trials and eligibility for grant funding opportunities that can be used for clinical trial costs. ELX-02 had previously been granted orphan medicinal product designation for the treatment of cystic fibrosis by the European Medicines Agency.

Liquidity

The Company has a history of net losses and negative cash flows from operating activities since inception, and as of September 30, 2020, had an accumulated deficit of $(165.5) million. The Company expects to continue to incur net losses and use cash in its operations for the foreseeable future. To date, the Company has not generated revenue from the sale of any product or service and does not expect to generate significant revenue unless and until it obtains marketing approval for and commercializes one or more of its product candidates currently in development. Successful transition to profitable operations is dependent upon achieving a level of revenue adequate to support the Company’s cost structure.

The Company has financed its operations primarily from the sale of equity securities and to a lesser extent, loans and grants. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital to fund its operations. As discussed in Note 14, on February 24, 2020, the Company’s Board of Directors approved a leadership and organizational realignment, aimed at supporting the Company’s efforts to improve operating performance, and concentrate development efforts on the Company’s core programs. The Company believes that its cash and cash equivalents of $30.6 million at September 30, 2020 will enable it to meet anticipated cash needs required to maintain its current and planned operations through at least the next 12 months from the issuance of the financial statements for the quarter ended September 30, 2020. Management intends to fund future operations through private or public debt or equity financing transactions and may seek additional capital through arrangements with strategic partners or from other sources. If the Company is unable to obtain adequate financing, it will evaluate options which may include reducing or deferring operating expenses, which may have a material adverse effect on the Company’s operations and future prospects.

2. Basis of Presentation and Significant Accounting Policies

The Company has prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) promulgated by the Financial Accounting Standards Board (“FASB”). The Company has reclassified certain items from the prior year’s condensed consolidated financial statements to conform to the current year’s presentation.  Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted, as permitted by such rules and regulations. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the interim periods ended September 30, 2020 and 2019.

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

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Research and development	$743	$448
Other	534	699
Insurance	256	217
VAT receivables	35	26
Total	$1,568	$1,390

4. Property and Equipment

Property and equipment, net as of September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Computers and software	$124	$166
Office furniture and equipment	164	164
Leasehold improvements	158	158
	446	488
Less: Accumulated depreciation	(297)	(287)
Property and equipment, net	$149	$201

Depreciation expense was $16 thousand and $18 thousand for the three months ended September 30, 2020 and 2019 and $52 thousand and $68 thousand for the nine months ended September 30, 2020 and 2019, respectively.

5. Accrued Expenses

Accrued expenses as of September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Research and development expenses	$990	$1,560
Payroll, bonus and other employee-related expenses	1,028	2,200
Restructuring	577	—
Professional services	414	664
Other	22	137
Interest on debt	60	94
Total	$3,091	$4,655

6. Debt

Term Loan

On January 30, 2019, the Company entered into a Loan and Security Agreement (the “SVB Loan Agreement”) in the amount of $15.0 million with Silicon Valley Bank (“SVB”) and WestRiver Innovation Lending Fund VIII, L.P. (“WestRiver”, and together with SVB, the “Lenders”).

Outstanding principal on the loan accrues interest at a floating rate equal to the greater of (i) 5.25% per annum and (ii) the sum of 2.5% plus the prime rate, as published in the Wall Street Journal. Interest payments are payable monthly following the funding of the loan. On September 30, 2020, the interest rate was 5.75%. The Company commenced making payments on the outstanding principal balance of the loan on February 1, 2020, which is payable in 36 equal monthly installments. Amounts outstanding under the loan are due and payable on January 1, 2023.

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

As of September 30, 2020, the carrying value of the outstanding loan consists of $11.7 million in principal less the unamortized debt discount of approximately $0.6 million. The debt issuance costs, the valuation of the Warrants, and the final maturity payment of $0.9 million, have been recorded as a debt discount which are being accreted to interest expense through the maturity date of the loan. Interest expense relating to the loan for the three months ended September 30, 2020 and 2019 was $0.4 million and $0.4 million, respectively, and for the nine months ended September 30, 2020 and 2019 was $1.1 million and $1.2 million, respectively. Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of the debt discount. At September 30, 2020, the effective interest rate was 10.85%.

PPP Loan

In April 2020, the Company entered into a loan agreement with SVB under the U.S. Small Business Administration (the “SBA”) Paycheck Protection Program (the “PPP”) pursuant to the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) and received loan proceeds of $0.8 million (the “PPP Loan”).  The Company expects to use the loan proceeds for payroll and other covered costs in accordance with the relevant terms and conditions of the CARES Act.  The Company issued a promissory note for the PPP Loan with a maturity date of April 21, 2022 and an interest rate of 1.0% per annum.  Monthly payments of principal and interest will be due beginning on September 21, 2021, although interest accrues from the issuance date.  The Company may prepay the PPP Loan without penalty or premium, and the promissory note provides for customary events of default.  A PPP loan may be partially or entirely forgiven based on employee retention for the 24-week period starting on the loan date through October 2020, and the use of loan proceeds for payroll or other specified costs during the same period.  Forgiveness is also based on the employer maintaining or restoring headcount and maintaining salary levels.  Forgiveness is reduced if headcount declines or if salaries decrease.  Any loan forgiveness will be made subject to SVB approval in accordance with SBA requirements.

The Company’s scheduled future principal payments for the long-term debt are as follows (in thousands):

September 30,
2020
Remainder of 2020	$1,250
2021	5,398
2022	5,398
2023	417
Total future principal payments	12,463
Less: unamortized discount	(623)
Carrying value of long-term debt	11,840
Less: current portion	(4,917)
Add: Final fee due at maturity in 2023	900
Long-term portion	$7,823

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

The Company accounts for its contingent liabilities in accordance with ASC Topic 450, “Contingencies”. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. For the periods ended September 30, 2020 and 2019, the Company was not a party to any litigation that is reasonably possible to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows. Legal costs incurred in connection with loss contingencies are expensed as incurred.

8. Stockholders’ Equity

Warrants

In connection with the January 2019 issuance of debt, the Company granted warrants to purchase 40,834 shares of common stock and recorded a charge in additional paid-in-capital in the amount of $0.4 million reflecting the fair value of the warrants on the date of issuance.

Transactions related to warrants to purchase the Company’s common stock during the nine months ended September 30, 2020, were as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (years)
Warrants outstanding at December 31, 2019	323,894	$4.32	3.74
Granted	—
Exercised	—
Forfeited	—
Warrants outstanding at September 30, 2020	323,894	$4.32	2.99
Warrants exercisable at September 30, 2020	323,894	$4.32	2.99

9. Stock-Based Compensation

Summary of Option Activity

Transactions related to stock options awarded to employees and directors during the nine months ended September 30, 2020 were as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding at December 31, 2019	4,737,670	$11.17	8.54	$3,629,073
Granted	1,400,010	3.52
Exercised	(16,037)	4.31
Forfeited	(1,166,026)	10.03
Options outstanding at September 30, 2020	4,955,617	$10.05	6.78	$723,236
Options exercisable at September 30, 2020	2,672,234	$12.44	4.78	$689,501

The aggregate intrinsic value represents the total intrinsic value (the difference between the fair value of the Company’s common stock as of September 30, 2020 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2020. This amount is impacted by changes in the fair value of the Company’s common stock.

Summary of Restricted Stock Unit Activity

Transactions related to restricted stock units awarded to employees during the nine months ended September 30, 2020 were as follows:

	Shares	Weighted average grant date fair value per share
Unvested at December 31, 2019	463,945	$9.45
Granted	300,000	3.59
Vested	(140,675)	10.19
Forfeited	(266,977)	8.65
Unvested at September 30, 2020	356,293	$5.06

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$285	$718	$766	$1,987
General and administrative	1,129	2,239	4,495	6,644
Restructuring charges	—	—	2,124	—
Total stock-based compensation expense	$1,414	$2,957	$7,385	$8,631

10. Marketable Securities

Below is a summary of cash, cash equivalents and marketable securities at September 30, 2020 (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$30,592	$—	$—	$30,592
Marketable securities - U.S. treasuries	—	—	—	—
Total cash, cash equivalents and marketable securities	$30,592	$—	$—	$30,592

Below is a summary of cash, cash equivalents and marketable securities at December 31, 2019 (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$22,493	$—	$—	$22,493
Marketable securities - U.S. treasuries	33,765	19	(1)	33,783
Total cash, cash equivalents and marketable securities	$56,258	$19	$(1)	$56,276

As of September 30, 2020 and December 31, 2019, no credit losses were identified related to the cash equivalents or marketable securities.

11. Fair Value of Financial Instruments

At September 30, 2020 and December 31, 2019, the Company’s financial assets valued based on Level 1 inputs consisted of cash, cash equivalents and marketable securities (U.S. treasuries). During the three and nine months ended September 30, 2020, the Company did not have any transfers of financial assets between Level 2 and 3.

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

12. Other Expense, Net

Other expense, net consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest and other income	$(23)	$(272)	$(336)	$(766)
Foreign currency exchange losses (gains), net	11	28	32	(3)
Investment income, net	6	(106)	15	(240)
Interest and other expense	327	446	1,090	1,183
Total other expense, net	$321	$96	$801	$174

13. Net Loss Per Share

The loss and the weighted average number of shares used in computing basic and diluted net loss per share for the periods, are as follows (amounts in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(6,617)	$(12,875)	$(28,450)	$(39,241)
Denominator:
Weighted average number of shares of common stock used in computing net loss per share, basic and diluted	40,142,178	39,944,324	40,115,351	37,394,310
Net loss per share, basic and diluted	$(0.16)	$(0.32)	$(0.71)	$(1.05)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as their effect would be anti-dilutive:

	Nine Months Ended September 30,
	2020	2019
Options to purchase common stock	4,955,617	4,797,040
Restricted stock units	356,293	508,228
Warrants	323,894	323,894
Total potential common stock equivalents	5,635,804	5,629,162

14. Restructuring

On February 24, 2020, the Company’s Board of Directors approved a leadership and organizational realignment aimed at supporting its efforts to improve operating performance and concentrate development efforts on its core programs.  The organizational realignment reduced managerial layers and consolidated roles across the organization, resulting in the elimination of 13 full-time positions during the first quarter of 2020.  This resulted in a one-time charge of $4.0 million, including $2.1 million in stock-based compensation expense, with the severance portion being paid out over a one-year period.  The accrued charges and associated payments that occurred for the nine months ended September 30, 2020, are as follows (amounts in thousands):

	Beginning Balance	Additions	Deductions	Ending Balance
Severance and related costs	$—	$1,705	$(1,128)	$577
Contract termination costs	—	165	(165)	—
Total restructuring charges	$—	$1,870	$(1,293)	$577

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

Our scientific manuscript titled “ELX-02 generates protein via premature stop codon read-through without inducing native stop codon read-through protein” was published in the August 2020 issue of the Journal of Pharmacology and Experimental Therapeutics (JPET). This manuscript demonstrates that while ELX-02 mediates read-through of premature stop codons, the fidelity of native stop codons found at the end of healthy transcripts is maintained. This indicates that translation integrity is preserved with target-therapeutic exposure of ELX-02, consistent with the favorable tolerability profile across our preclinical and clinical data sets.

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

Our scientific review written by Professor Eitan Kerem, M.D., Senior Attending Physician at the Hadassah CF Center in Jerusalem, Israel and Senior Medical Consultant to Eloxx, titled “ELX-02: an investigational read-through agent for the treatment of nonsense mutation-related genetic disease” was published in October 2020 by the Expert Opinion on Investigational Drugs Journal.  This manuscript details the development of ELX-02 for the restoration of functional protein in nonsense-mediated disease in support of our ongoing Phase 2 trials.

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

Our Phase 2 cystic fibrosis clinical trial program for ELX-02 is being conducted at leading global investigator sites in Europe, Israel and the United States. On March 25, 2020, we announced that enrollment in these trials had been paused temporarily in response to the global COVID-19 pandemic in order to avoid unnecessary exposure in at-risk populations, to maintain the integrity of our study data and to support global healthcare providers in their commitment to ensure patient safety. On June 17, 2020, we announced that enrollment in our Phase 2 clinical trial in cystic fibrosis had been resumed in Israel and Europe, and on August 12, 2020, we announced that enrollment in our Phase 2 clinical trial in cystic fibrosis has been resumed in the U.S.  The COVID-19 pandemic continues to evolve, and we continue to work closely with our clinical sites and investigators. We are also evaluating additional clinical sites in other countries where patient enrollment may be feasible. We remain committed to completing enrollment in these Phase 2 proof of concept clinical trials and reporting top line data in the first half of 2021, which is contingent on no further disruptions due to the COVID-19 pandemic. Several planned Safety Review Committee meetings have occurred and allowed dose escalation up to the top dose level with no drug-related serious adverse events reported to date. We have had multiple patients progressing through the four-dose escalation range. In the U.S., the Cystic Fibrosis Foundation (“CF Foundation”) is providing funding for a portion of the trial and we have formed a joint program advisory group with the CF Foundation focused on the development of ELX-02 for cystic fibrosis. The Cystic Fibrosis Therapeutics Development Network (“TDN”) has sanctioned the Phase 2 study protocol, which is being conducted at TDN member sites. Additional information about our clinical trials can be found at www.ClinicalTrials.gov (Identifiers: NCT04126473 and NCT04135495).

Professor Eitan Kerem, M.D., former Head of the Division of Pediatrics, Children’s Hospital, Hadassah Medical Center in Israel, has joined Eloxx as a Senior Medical Consultant. For the U.S. trial, Dr. Ahmet Uluer, Director of the Adult Cystic Fibrosis Program at the Boston Children’s Hospital/Brigham and Women’s Hospital CF Center, is the lead study investigator. The protocols have been sanctioned by the TDN in the U.S. and the European Cystic Fibrosis Society Clinical Trial Network (which has given our European/Israel trial a “high priority” ranking).  During October 2019, we completed an interim CMC review meeting with the U.S. Food and Drug Administration (the “FDA”) and we have gained alignment with the agency on our manufacturing formulation and process, which we believe will be suitable for our expected drug supply needs through completion of our pivotal trials. The in-person European Cystic Fibrosis Society conference in Lyon, France scheduled for June 2020 was cancelled, and we withdrew our abstract. We presented data from two scientific abstracts at the North American Cystic Fibrosis Virtual Conference (NACFC). The two abstracts were also showcased in the NACFC virtual poster gallery and electronically published as a supplement to Pediatric Pulmonology. The live sessions and discussions took place through October 23, 2020. These virtual posters are available to registered attendees on the NACFC online conference platform. The preclinical study results demonstrate ELX-02’s selectivity for read-through of premature stop codons versus native stop codons and its ability to restore production of functional CFTR in patient-derived organoids.

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

We continue to progress our ERSG pipeline in IRDs, another area of high unmet medical need, that are associated with vision loss and blindness. There are over 300 IRDs associated with nonsense mutations. We recently reported on a critical milestone demonstrating that several of our library compounds successfully reach retinal disorder-relevant tissue layers and can restore protein production in an animal model. These data support that our ERSG compounds are suitable for reaching and promoting read-through in target cells within the retina. We had planned to present these data at the Association for Research in Vision and Ophthalmology (ARVO) Annual Meeting in May 2020, but the meeting was cancelled due to the global COVID-19 pandemic.  As an alternative, we submitted a recorded video presentation which became available on ARVO’s website May 6, 2020. Our IRD research also includes exploring multiple sustained release formulation technologies, and in vitro release rates achieved to date have been consistent with our target release profile of one to three months. Our scientific manuscript titled “Intravitreal administration of small molecule read-through agents demonstrate functional activity in a nonsense mutation mouse model” was published in October 2020 by the Journal of Experimental Eye Research. This manuscript demonstrates that multiple small molecules in our ERSG library mediate dose-dependent read-through at the back of the eye after a single intravitreal injection. Collectively, these manuscripts demonstrate the wide-ranging potential of our small molecule read-through approach to rare genetic disorders mediated by nonsense mutations; from targeted delivery for inherited retinal disorders to systemic delivery for multi-system disorders like cystic fibrosis.

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

Our management and Board of Directors are focused on the operational challenges resulting from the COVID-19 pandemic.  To date, the pandemic has not had a material adverse impact on our financial condition, and we have not had to lay off or furlough any employees.  Operations have continued even though our clinical trials were temporarily paused. Both Phase 2 clinical trials have now resumed. We are evaluating various alternatives to remain flexible and adapt to changing circumstances that may arise in the near and long term.  We continue to monitor our operations, states of affairs in the regions in which we and our business partners operate and conduct research and clinical trial activities, and applicable government recommendations. As a result, we have made modifications to our normal operations, including restrictions on business travel and meetings, permitting employees to work remotely and the implementation of COVID-19 workplace safety guidelines to screen employees and office visitors for COVID-19 symptoms upon entering our offices. We have also implemented one-way traffic flows, social-distanced workspaces, additional cleaning requirements and mandatory face coverings for common spaces and provided components of Personal Protective Equipment (PPE) for all employees working out of our various office locations. Notwithstanding these measures, the COVID-19 pandemic could affect the health and availability of our workforce as well as those of the third parties we rely on. If members of our management and other key personnel in critical functions across our organization are unable to perform their duties or have limited availability due to COVID-19, we may not be able to execute on our business strategy and our operations may be adversely impacted. We may also experience limitations in employee resources, including due to illness of employees or their families or the desire of employees to avoid contact with individuals or large groups of people. In addition, we have experienced and will continue to experience disruptions to our business operations resulting from quarantines, self-isolations and travel and other restrictions on our employees which may impact their ability to perform their job responsibilities.

The extent and severity of the impact of the current global health crisis on our business and clinical trials will be determined largely by the ability of patients and prospective patients in our clinical trials to access trial sites, the ability of personnel from our CROs to oversee the administration of our drug in accordance with trial protocols and our ability to monitor and communicate effectively with our CROs, staff at clinical trial sites and principal investigators. In addition, the impact of the COVID-19 pandemic on the operations of the FDA and other health authorities may delay potential advancement of our product candidates.

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

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our financial statements presented in this Report are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies through September 30, 2020, from those discussed in our Annual Report on Form 10-K filed with the SEC on March 6, 2020.

Results of Operations

The following table summarizes our results of operations for each of the periods presented (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
Operating expenses:
Research and development, net	$3,231	$6,801	$(3,570)	(52)%	$11,308	$20,160	$(8,852)	(44)%
General and administrative	3,065	5,978	(2,913)	(49)%	12,347	18,907	(6,560)	(35)%
Restructuring charges	—	—	—	—	3,994	—	3,994	—
Total operating expenses	6,296	12,779	(6,483)	(51)%	27,649	39,067	(11,418)	(29)%
Loss from operations	(6,296)	(12,779)	6,483	(51)%	(27,649)	(39,067)	11,418	(29)%
Other expense, net	321	96	225	234%	801	174	627	360%
Net loss	$(6,617)	$(12,875)	$6,258	(49)%	$(28,450)	$(39,241)	$10,791	(27)%

Research and development expense

Research and development expenses were $3.2 million for the three months ended September 30, 2020 compared to $6.8 million for the same period in 2019, a decrease of $3.6 million. The decrease in research and development expenses was primarily related to $2.7 million in reduced fees incurred for subcontractors, consultants and advisors in connection with ongoing clinical trials and research and development activities, due to delays in clinical trial enrollment resulting from the COVID-19 pandemic, a $0.4 million decrease in stock-based compensation and a $0.5 million decrease in salaries and other personnel-related costs due to lower headcount during the 2020 period. Research and development expenses for the three months ended September 30, 2020 and 2019 included non-cash stock-based compensation expense totaling $0.3 million and $0.7 million, respectively.

Research and development expenses were $11.3 million for the nine months ended September 30, 2020 compared to $20.2 million for the same period in 2019, a decrease of $8.9 million. The decrease in research and development expenses was primarily related to $7.2 million in reduced fees incurred for subcontractors, consultants and advisors in connection with ongoing clinical trials and research and development activities, due to delays in clinical trial enrollment resulting from the COVID-19 pandemic, a $1.2 million decrease in stock based compensation and a $0.4  million decrease in salaries and other personnel-related costs due to lower headcount during the 2020 period. Research and development expenses for the nine months ended September 30, 2020 and 2019 included non-cash stock-based compensation expense totaling $0.8 million and $2.0 million, respectively.

General and administrative expenses

General and administrative expenses were $3.1 million for the three months ended September 30, 2020, compared to $6.0 million for the same period in 2019, a decrease of $2.9 million. The decrease in general and administrative expenses was primarily due to decreases of $0.8 million in personnel and related costs due to a reduction in headcount and related salaries for the 2020 period, $1.1 million in stock-based compensation and $1.0 million in professional services and other infrastructure-related costs. General and administrative expenses for the three months ended September 30, 2020 and 2019 included non-cash stock-based compensation expense totaling $1.1 million and $2.2 million, respectively.

General and administrative expenses were $12.3 million for the nine months ended September 30, 2020, compared to $18.9 million for the same period in 2019, a decrease of $6.6 million. The decrease in general and administrative expenses was primarily due to decreases of $1.7 million in personnel and related costs due to a reduction in headcount and related salaries for a portion of the 2020 period, $2.2 million in stock-based compensation and $2.7 million in professional services and other infrastructure-related costs. General and administrative expenses for the nine months ended September 30, 2020 and 2019 included non-cash stock-based compensation expense totaling $4.5 million and $6.6 million, respectively.

Restructuring charges

Restructuring charges of $4.0 million for the nine months ended September 30, 2020 resulted from the leadership and organizational realignment during the first quarter of 2020.  The total included $1.9 million related to contract termination and employee separation costs (primarily severance and benefits) and $2.1 million of non-cash stock compensation, relating to accelerated vesting of executive stock awards.  There were no similar charges during the three months ended September 30, 2020.

Other expense, net

We recorded $0.3 million in other expense, net for the three months ended September 30, 2020, compared to $0.1 million for the same period in 2019. The increase in other expense, net was primarily due to lower interest income.

We recorded $0.8 million in other expense, net for the nine months ended September 30, 2020, compared to $0.2 million for the same period in 2019. The increase in other expense, net was primarily due to lower interest income.

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

Although the impact of the COVID-19 pandemic on clinical operations and trial enrollment cannot fully be determined, we believe that our cash and cash equivalents of $30.6 million at September 30, 2020, will enable us to meet the anticipated cash needs required to reach top line Phase 2 data in cystic fibrosis and maintain our current and planned operations through at least the next 12 months from the issuance of this Report. Since our inception, we have incurred significant operating losses. Our net losses were $(28.5) million for the nine months ended September 30, 2020, and $(50.9) million for the year ended December 31, 2019. As of September 30, 2020, we had an accumulated deficit of $(165.5) million. To date, we have financed our operations primarily through equity capital investments, and to a lesser extent, from loans and grants. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it may be several years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. We expect to continue to incur significant expenses and operating losses for the foreseeable future. A successful transition to profitable operations is dependent upon achieving a level of revenue adequate to support our cost structure. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses may increase if, and as, we:

•	advance ELX-02 and/or other product candidates further into clinical development;
•	experience additional delays in enrollment and completion of our clinical trials due to the COVID-19 pandemic or otherwise;
•	continue the preclinical development of our research programs and advance candidates into clinical trials;
•	pursue regulatory authorization to conduct clinical trials of additional product candidates;

•	seek marketing approvals for our product candidates;
•	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we obtain marketing approval;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, regulatory, management and scientific personnel;
•	add operational, financial and management information systems and personnel;
•	acquire or in-license other product candidates and technologies; and
•	operate as a public company.

We may never achieve profitability, and unless and until we do, we will continue to need to raise additional cash to fund our operations. On February 24, 2020, our Board of Directors approved a leadership and organizational re-alignment, which is expected to achieve annual cost savings of approximately $4.9 million primarily related to salaries and benefits, with anticipated fiscal year 2020 savings of approximately $2.3 million, net of severance costs. Our cash, cash equivalents, and marketable securities are highly liquid investments with original maturities of one year or less at the date of purchase and consist of cash in operating accounts and secured investments, primarily U.S. treasuries.

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

Outstanding principal on the loan accrues interest at a floating rate equal to the greater of (i) 5.25% per annum and (ii) the sum of 2.5% plus the prime rate, as published in the Wall Street Journal. Interest payments are payable monthly following the funding of the loan. On September 30, 2020, the interest rate was 5.75%. We commenced making payments on the outstanding principal balance of the loan on February 1, 2020, which is payable in 36 equal monthly installments. Amounts outstanding under the loan are due and payable on January 1, 2023.

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

In April 2020, we entered into a loan agreement with SVB under the U.S. Small Business Administration (the “SBA”) Paycheck Protection Program (the “PPP”) pursuant to the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) and received loan proceeds of $0.8 million (the “PPP Loan”).  We expect to use the loan proceeds for payroll and other covered costs in accordance with the relevant terms and conditions of the CARES Act.  We issued a promissory note for the PPP Loan with a maturity date of April 21, 2022 and an interest rate of 1.0% per annum.  Monthly payments of principal and interest will be due beginning on September 21, 2021, although interest accrues from the issuance date.  We may prepay the PPP Loan without penalty or premium, and the promissory note provides for customary events of default.  A PPP loan may be partially or entirely forgiven based on employee retention for the 24-week period starting on the loan date through October 2020, and the use of loan proceeds for payroll or other specified costs during the same period.  Forgiveness is also based on the employer maintaining or restoring headcount and maintaining salary levels.  Forgiveness is reduced if headcount declines or if salaries decrease.  Any loan forgiveness will be made subject to SVB approval in accordance with SBA requirements.

On June 24, 2019, we completed an underwritten public offering of 3,833,334 shares of common stock at the public offering price of $9.00 per share and received gross proceeds of approximately $34.5 million, before deducting underwriting discounts and commissions of $2.1 million and offering expenses of $0.2 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(23,498)	$(30,134)
Net cash provided by (used in) investing activities	33,792	(42,603)
Net cash (used in) provided by financing activities	(2,186)	46,281

Our operating activities used cash of $23.5 million and $30.1 million during the nine months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020, net cash used in operating activities resulted primarily from our net loss of $(28.5) million and total changes in working capital of $3.4 million partially offset by total non-cash charges of $8.3 million. Non-cash charges primarily related to $7.4 million of stock-based compensation, $0.5 million of amortization of lease assets, and $0.4 million of debt discount amortization. Changes in working capital were primarily related to decreases of $1.7 million in accrued expenses, $1.2 million in accounts payable, $0.3 million in operating lease liabilities, and an increase of $0.1 million in prepaid expenses and other assets. For the nine months ended September 30, 2019, net cash used in operating activities resulted primarily from our net loss of $(39.2) million partially offset by total non-cash charges of $9.2 million and total changes in working capital of $0.1 million. Non-cash charges primarily related to $8.6 million of stock-based compensation, $0.3 million of amortization of lease assets, $0.4 million of debt discount amortization and $0.1 million of depreciation expense, offset by $0.2 million of discount amortization on our investments. Changes in working capital were primarily related to an increase in prepaid expenses and other current assets of $0.2 million and advances from collaboration partners of $0.4 million related to the achievement of a milestone in connection with the CF Foundation funding commitment for our cystic fibrosis development program in the U.S.

Our investing activities provided cash of $33.8 million and used cash of $42.6 million during the nine months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020, cash provided by investing activities was primarily related to $33.8 million of proceeds from maturities of marketable securities. For the nine months ended September 30, 2019, cash used in investing activities consisted primarily of $56.0 million in purchases of marketable securities, offset by $13.5 million of proceeds from maturities of marketable securities.

Our financing activities used cash of $2.2 million during the nine months ended September 30, 2020 and provided cash of $46.3 million during the nine months ended September 30, 2019. For the nine months ended September 30, 2020, net cash used in financing activities consisted primarily of $3.3 million in term loan principal repayments, offset by $0.8 million received from the PPP Loan and $0.4 million in advances received from collaboration partners. For the nine months ended September 30, 2019, net cash provided by financing activities resulted primarily from net proceeds of $32.7 million from sales of common stock and the issuance of debt of $15.0 million in January 2019 offset by $1.2 million of taxes paid upon the vesting of restricted stock units and $0.3 million of debt issuance costs.

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

As of September 30, 2020, our management, under the supervision of and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of September 30, 2020, our disclosure controls and procedures were effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2020, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We currently have no products approved for sale. To date, we have invested substantial efforts and financial resources in the research and development of ELX-02, which is currently our only product candidate in clinical development. We have increased investment in our preclinical candidate portfolio but have yet to advance other molecules into clinical development.

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

On March 25, 2020, we announced that enrollment in our clinical trials had been paused temporarily in response to the COVID-19 pandemic in order to avoid unnecessary exposure in at-risk populations, to maintain the integrity of our study data and to support global healthcare providers in their commitment to ensure patient safety. On June 17, 2020, we announced that enrollment in our Phase 2 clinical trial in cystic fibrosis had resumed in Israel and Europe, and on August 12, 2020, we announced that enrollment in our Phase 2 clinical trial in cystic fibrosis had resumed in the U.S.  COVID-19 is continuing to evolve and we continue to work closely with our clinical trial sites and investigators. While we remain committed to completing enrollment in these Phase 2 proof of concept clinical trials and reporting top line data in the first half of 2021, we cannot provide assurances as to when this will be accomplished or whether we will incur significant additional costs, expend additional resources or be subject to additional regulatory requirements, including COVID-19 related disruptions, any of which may have a material adverse impact on our financial condition and results of operations.

We could encounter delays if prescribing physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us, our collaborators, the IRB of the institutions in which such trials are being conducted, the Data Safety Monitoring Board (“DSMB”) for such trial, or by the FDA or other regulatory authorities due to a number of factors, including:

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

In addition, significant adverse events with respect to individuals who are not enrolled in any of our clinical trials but who receive our drug candidate under our compassionate use policy (typically under a single-patient investigational new drug application (“IND”) administered by the individual’s treating physician) may result in a partial or full clinical hold on our ongoing clinical trials. A clinical hold may result in the inability to enroll new patients in our studies until the hold is removed and may make it more difficult to enroll patients thereafter. Additionally, a clinical hold may also result in, among other things, protocol redesign, changes in eligibility criteria and increased costs, any of which could adversely affect our projected development timelines and jeopardize successful completion of our clinical programs.

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

Our clinical trials may be costly, lengthy, time-consuming and difficult to design and implement, may result in unforeseen costs and could be delayed or terminated, which may have a material adverse effect on our business, results of operations and financial condition.

For human trials, patients must be recruited, and each product candidate must be tested at various doses and formulations for each clinical indication. In addition, to ensure safety and effectiveness, the effect of drugs often must be studied over a long period of time, especially for the chronic genetic diseases that we will be studying. Many of our programs focus on diseases with small patient populations, making patient recruitment and enrollment difficult. Insufficient patient enrollment in our clinical trials could delay or cause us to abandon a product development program. We may decide to abandon development of a product candidate or a study at any time due to unfavorable results, or we may have to spend considerable resources repeating clinical trials or conducting additional trials, either of which would increase costs and delay any revenue from those product candidates, if any.

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

In addition, the protocol for our clinical trials generally mandates that a patient cannot be involved in more than one clinical trial for the same indication. Therefore, subjects that participate in ongoing clinical trials for products that are competitive with our product candidates are not eligible to participate in our clinical trials. We cannot guarantee that any of our programs will identify a sufficient number of patients to complete clinical development, pursue regulatory approval and market our product candidates, if approved. The combined number of patients in the U.S., Japan and Europe and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with ELX-02, or new patients may become increasingly difficult to identify, all of which would adversely affect our results of operations and our business. An inability to recruit and enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether, which could impact our ability to develop our product candidates and may have a material adverse effect on our business, results of operations and financial condition. On March 25, 2020, we announced that enrollment in our clinical trials had been paused temporarily in response to the COVID-19 pandemic in order to avoid unnecessary exposure in at-risk populations, to maintain the integrity of our study data and to support global healthcare providers in their commitment to ensure patient safety. On June 17, 2020, we announced that enrollment in our Phase 2 clinical trial in cystic fibrosis had resumed in Israel and Europe, and on August 12, 2020, we announced that enrollment in our Phase 2 clinical trial in cystic fibrosis had resumed in the U.S.  COVID-19 is continuing to evolve and we continue to work closely with our clinical trial sites and investigators to ensure that patient enrollment will continue as quickly as is feasible in a safe environment for our patients. We are also evaluating additional clinical sites in other countries where patient enrollment may be feasible. Additionally, significant additional costs as a result of this delay in enrollment or failure to complete enrollment in accordance with our objectives may have a material adverse impact on our financial condition and results of operations.

Because our clinical trials depend upon third-party researchers, scientists and consultants, the results of our clinical trials and such research activities are subject to delays and other risks that are, to a certain extent, beyond our control, which could impair our clinical development programs and our competitive position.

We depend on independent investigators, consultants, researchers, medical experts, collaborators, chemists, toxicologists and a small number of medical institutions and third-party contract research organizations to assist with our research efforts and conduct our preclinical and clinical trials and related activities. These collaborators, scientists, consultants and other third parties have provided, and we expect that they will continue to provide, valuable advice and services regarding our clinical development programs and product candidates. These collaborators, scientists, consultants and other third parties are not our employees, may have other commitments that would limit their future availability to us and typically will not enter into non-compete agreements with us. We cannot control the amount or timing of resources that they devote to our preclinical and or clinical development programs and they may not assign as great a priority to our preclinical or clinical development programs or pursue them as diligently as we would if we were undertaking such programs directly. If outside collaborators fail to devote sufficient time and resources to our preclinical and clinical development programs, or if their performance is substandard, the authorization of INDs and clinical trial applications (“CTAs”) and the approval of anticipated new drug applications (“NDAs”) and other marketing applications, and our introduction of new drugs, if any, may be delayed or impeded, which could impair our clinical development programs and would have a material adverse effect on our business and results of operations. These collaborators may also have relationships with other commercial entities, some of whom may compete with us and we may be unable to prevent them from establishing competing businesses or developing competing products. The extent to which the COVID-19 pandemic and municipalities’ efforts to combat it through temporary quarantines, containment zones and limitations on travel, as well as other restrictions, may create business disruptions within the organizations of our third-party researchers, scientists and consultants, as well as CROs, clinical trial sites and patient assistance groups, that result in the unavailability of personnel needed to successfully conduct and complete our clinical trials, may have a material adverse impact on our business and financial condition.

We are subject to extensive governmental regulation including the requirements of the FDA and comparable foreign regulatory authorities for development and approval of our product candidates before they can be marketed.

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

We also are subject to inspection by the FDA and comparable foreign regulatory authorities, to determine our compliance with regulatory requirements, as are our suppliers, contract manufacturers, contract testing laboratories, and our clinical trial sites and clinical researchers, and there can be no assurance that the FDA or any other comparable foreign regulatory authority will not identify compliance issues that may disrupt production or distribution, or require substantial resources to correct. We may be required to make modifications to our manufacturing operations in response to these inspections, which may require significant resources and may have a material adverse effect upon our business, results of operations and financial condition.

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

We need FDA approval to commercialize our product candidates in the U.S., EMA approval to commercialize our product candidates in the EU and approvals from other foreign regulatory authorities to commercialize our product candidates elsewhere in the world. In order to obtain FDA approval of any of our product candidates, we must submit to the FDA an NDA demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research and animal tests, which are referred to as preclinical studies, as well as human tests, which are referred to as clinical trials. In the EU, we must submit a Marketing Authorization Application, or MAA, to the EMA. Satisfaction of the regulatory requirements of the FDA, the EMA and other foreign regulatory authorities typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. Even if we comply with all the requests of regulatory authorities, they may ultimately reject any marketing applications that we file for our product candidates, or we might not obtain regulatory clearance in a timely manner if at all. Companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced or late-stage clinical trials, even after obtaining promising earlier trial results or preliminary findings or other comparable results for such clinical trials. Further, even if favorable testing data is generated during the clinical trials of a product candidate, the applicable regulatory authority may not accept or approve the marketing application filed by a pharmaceutical or biotechnology company for the product candidate. Failure to obtain approval of the FDA, EMA or comparable foreign regulatory authorities of any of our product candidates in a timely manner, if at all, will severely undermine our business, financial condition and results of operation by reducing our potential marketable products and our ability to generate corresponding product revenue.

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

Even though we have received orphan drug designation from the FDA for ELX-02 for the treatment of cystic fibrosis, cystinosis, MPS I, and Rett syndrome, we may not be able to obtain orphan drug marketing exclusivity for ELX-02 or any of our other potential product candidates for other indications.

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

The FDA has granted orphan drug designation for ELX-02 for the treatment of cystic fibrosis, MPS I and Rett syndrome. We may seek orphan drug designation for our other product candidates, and with respect to other indications. Generally, if a drug with an orphan drug designation subsequently receives the first FDA marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug for the same indication for that time period. The applicable period is seven years in the U.S. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

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

These organizations also compete with us to attract qualified personnel, for acquisitions and joint venture candidates and for other collaborations.

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

We have a history of net losses and negative cash flows from operating activities since inception, and as of September 30, 2020, had an accumulated deficit of $(165.5) million. Historically, we have financed our operations primarily through equity capital investments, and to a lesser extent from loans and grants. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it will be several years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

We have never generated any revenue from product sales and may never be profitable. To become and remain profitable, we and our collaborators must develop and eventually commercialize one or more product candidates with significant market potential. This will require us to be successful in a range of challenging activities, including completing preclinical studies and clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those product candidates for which we may obtain marketing approval, securing coverage and reimbursement for those product candidates for which we may obtain marketing approval, and satisfying any post-marketing requirements. We may never succeed in these activities and, even if we do, may never generate revenue that is significant or large enough to achieve profitability. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of the company could also cause investors to lose all or part of their investment.

We will need substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue and initiate clinical trials of, and seek marketing approval for ELX-02, and as we become obligated to make milestone payments pursuant to our outstanding license agreements. In addition, if we obtain marketing approval for any of our current or future product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution of the approved product. Our future capital requirements will depend on many factors, including:

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

Identifying potential product candidates and conducting preclinical studies and clinical trials are time consuming, expensive and uncertain processes that take years to complete, and we may never generate the necessary data or results required to obtain marketing approval or achieve product sales for any of our current or future product candidates. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenue, if any, will be derived from sales of products that we do not expect to be commercially available for several years, if at all.

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

On December 22, 2017, and effective January 1, 2018, the U.S. government enacted H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (informally titled the “Tax Cuts and Jobs Act”, or TCJA), which includes significant changes to the taxation of business entities. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), implementation of a “base erosion anti-abuse tax” which requires U.S. corporations to make an alternative determination of taxable income without regard to tax deductions for certain payments to affiliates, taxation of certain non-U.S. corporations’ earnings considered to be “global intangible low taxed income” (also referred to as “GILTI”), repeal of the alternative minimum tax, or AMT, for corporations and changes to a taxpayer’s ability to either utilize or refund the AMT credits previously generated, changes in the attribution rules relating to shareholders of certain “controlled foreign corporations”, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. In response to the COVID-19 pandemic, the CARES Act was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the TCJA. Corporate taxpayers may carry back net operating losses (NOLs) originating during 2018 through 2020 for up to five years, which was not previously allowed. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize

NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the TCJA) for tax years beginning January 1, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the TCJA.

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

In the U.S., a number of legislative and regulatory initiatives have focused on containing the cost of healthcare. The Patient Protection and Affordable Care Act, or PPACA, was enacted in March 2010. This law substantially changed the way healthcare is financed by both governmental and private insurers in the U.S., and significantly impacts the pharmaceutical industry. PPACA contains a number of provisions that are expected to impact our business and operations, in some cases in ways we cannot currently predict. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, rules regarding prescription drug benefits under health insurance exchanges, expansion of the 340B program, expansion of state Medicaid programs, fraud and abuse enforcement and rules governing the approval of biosimilar products. These changes will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program. In early 2016, CMS issued final regulations to implement the changes to the Medicaid Drug Rebate Program under PPACA. These regulations became effective on April 1, 2016. Moreover, in the future, Congress could enact legislation that further increases Medicaid drug rebates or other costs and charges associated with participating in the Medicaid Drug Rebate Program. Legislative changes to the PPACA also remain possible and appear likely under the current administration. The issuance of regulations and coverage expansion by various governmental agencies relating to the Medicaid Drug Rebate Program has increased and will continue to increase our costs and the complexity of compliance, has been and will be time-consuming, and could have a material adverse effect on our results of operations.

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

Public health epidemics or widespread outbreaks of contagious diseases could adversely impact our business. Any outbreak of contagious diseases, and other adverse public health developments, such as the recent novel strain of coronavirus (COVID-19), initially limited to a region in China and now affecting the global community, could impact our operations depending on future developments, which are highly uncertain, largely beyond our control and cannot be predicted with certainty. These uncertain factors include the duration of the outbreak, new information which may emerge concerning the severity of the disease and the actions to contain or treat its impact, could adversely impact our operations, including among others, conduct of our clinical trials, employee mobility and productiveness, temporary closure of facilities, including clinical trial sites, our manufacturing capabilities, and third party service providers such as CROs, any of which could have an adverse impact on our business and our financial results. On March 25, 2020, we announced that enrollment in our clinical trials had been paused temporarily in response to the COVID-19 pandemic in order to avoid unnecessary exposure in at-risk populations, to maintain the integrity of our study data and to support global healthcare providers in their commitment to ensure patient safety. On June 17, 2020, we announced that enrollment in our Phase 2 clinical trial in cystic fibrosis had resumed in Israel and Europe, and on August 12, 2020, we announced that enrollment in our Phase 2 clinical trial in cystic fibrosis had resumed in the U.S.  COVID-19 is continuing to evolve and we continue to work closely with our clinical sites and investigators. While we remain committed to completing enrollment in these Phase 2 proof of concept clinical trials and reporting top line data in the first half of 2021, we cannot provide assurances as to when this will be accomplished or whether we will incur significant additional costs, expend additional resources or be subject to additional regulatory requirements, including COVID-19 related disruptions, any of which may have a material adverse impact on our financial condition and results of operations.

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

Numerous other countries have also developed, or are developing, laws governing the collection, use and transmission of personal information. EU member states and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations. For example, in May 2016, the EU formally adopted the General Data Protection Regulation, or GDPR, which applies to all EU member states as of May 25, 2018 and replaces the former EU Data Protection Directive. The regulation introduces new data protection requirements in the EU and imposes substantial fines for breaches of the data protection rules. The GDPR must be implemented into national laws by the EU member states and imposes strict obligations and restrictions on the ability to collect, analyze, and transfer personal data, including health data from clinical trials and adverse event reporting. Data protection authorities from different EU member states have interpreted the privacy laws differently, which adds to the complexity of processing personal data in the EU, and guidance on implementation and compliance practices are often updated or otherwise revised. Any failure to comply with the rules arising from the GDPR and related national laws of EU member states could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results. The GDPR will increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with EU data protection rules.

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

As of September 30, 2020, we owned or licensed 22 issued patents and 54 pending patent applications in the U.S. and abroad, not including U.S. provisional applications. However, with regard to the pending provisional applications, the filing of a patent application does not mean that we will be issued a patent, or that any patent eventually issued will be as broad as requested in the patent application or sufficient to protect our technology. Any modification required to a currently pending patent application may delay the approval of such patent application which could have a material adverse effect on our business, results of operations and financial condition. In addition, there are a number of factors that could cause our current or future issued patents to become invalid or unenforceable or that could cause our pending patent applications to not be granted, including known or unknown prior art, deficiencies in the patent application or lack of originality of the technology. Our competitive position and future revenue will depend in part on our ability and the ability of our licensors and collaborators to obtain and maintain patent protection for our product candidates, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties. However, we cannot predict:

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

Furthermore, the lives of our patents are limited. With regard to our lead compound ELX-02, patents that have issued or that may issue in the future from our primary composition of matter patent family are currently set to expire in 2031. We have pending patent families directed to specific methods of using and manufacturing ELX-02, and any patents that may issue from these families would be expected to expire in 2035 and 2038, respectively.  However, these applications may not issue, and even if they do issue the resultant patents may not provide adequate coverage to meaningfully block competitors from launching their products. We will likely pursue additional patent protection relating to ELX-02 in the future, including for example additional methods of use or manufacture, specific formulations, or combinations of ELX-02 with other therapeutic agents. However, as with our pending patent families, any applications we file in the future may not issue or may not result in adequate coverage to adequately protect our assets.

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

The R&D Law and the regulations promulgated thereunder provide that the transfer of IIA-supported technology or know-how outside of Israel may involve the payment of additional amounts depending upon the value of the transferred technology or know-how, the amount of IIA support, the time of completion of the IIA-supported research project and other factors, up to a maximum of six times the amount of grants received. These restrictions and requirements for payment may impair our ability to sell our technology assets outside of Israel or to outsource or transfer development or manufacturing activities with respect to any product or technology outside of Israel. Furthermore, the consideration available to our stockholders in a transaction involving the transfer outside of Israel of technology or know-how developed with IIA funding may be reduced by any amounts that we are required to pay to the IIA. Our obligations and limitations pursuant to the R&D Law are not limited in time and may not be terminated by us at will. As of the date hereof, we have not been required to pay any royalties with respect to the IIA grants.

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

Pursuant to our 2018 Equity Incentive Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. As of September 30, 2020, individuals held share awards to purchase or receive an aggregate of 5,635,904 shares of our common stock. If our board of directors elects to increase the number of shares available for future grant by the maximum amount each year, our stockholders may experience additional dilution, which could have a negative effect on our share price.

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
Date: November 6, 2020

	by:	/s/ Stephen G. MacDonald
Stephen G. MacDonald
Vice President, Finance and Accounting, and Treasurer
(Principal Financial Officer and Principal Accounting Officer)