Form 10-K
period 2020-12-31
Eloxx Pharmaceuticals, Inc.
filed 2021-03-12
CIK 1035354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

(781) 577-5300

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	ELOX	NASDAQ Global Market

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2020, the last business day of the registrant’s most recently completed second quarter, was $82,832,622, based on the closing price for such stock as reported on the NASDAQ Capital Market on that date.

As of March 8, 2021, there were 40,214,867 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III, Items 10-14 of this Form 10-K is incorporated by reference to the Registrant’s definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, provided that if such Proxy Statement is not filed within such period, such information will be included in an amendment to this Form 10-K to be filed within such 120-day period.

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

The following are some risks and uncertainties, among others, that could cause actual results to differ materially from those expressed or implied by forward looking statements in this Report:

•	risks related to our ability to progress any product candidates in preclinical or clinical trials;
•	the uncertainty of clinical trial results and the fact that positive results from preclinical studies are not always indicative of positive clinical results;
•	risks related to the scope, rate and progress of our preclinical studies and clinical trials and other research and development activities;
•	risks related to the competition for patient enrollment from drug candidates in development;
•	the impact of the global COVID-19 pandemic on our clinical trials, operations, vendors, suppliers and employees;
•	risks related to our ability to obtain the capital necessary to fund our operations;
•	risks relating to the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	risks related to our ability to obtain adequate financing in the future through product licensing, public or private equity or debt financing or otherwise;
•	general business conditions, regulatory environment, competition and market for our products; and
•	business abilities and judgment of personnel, and the availability of qualified personnel.

ii

PART I

ITEM 1.	Business

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

In 2019, we advanced our clinical program for ELX-02 into Phase 2 studies in cystic fibrosis and nephropathic cystinosis following completion of our MAD (multiple ascending dose) study in healthy volunteers and renal impairment study in healthy volunteers as well as volunteers with mild, moderate, and severe renal impairment. The results from the MAD study were presented in 2019 at both the European Cystic Fibrosis Society clinical meeting and the North American Cystic Fibrosis Conference (NACFC).  The results have also been published in the Journal of Clinical Pharmacology in Drug Development in January of 2021. The results from the renal impairment study, were presented at the 2019 American Society of Nephrology (ASN) Kidney Week and published in December 2020 in the Journal of Clinical Pharmacology.  The results from the renal impairment study, provided support for both continuing our clinical development programs and evaluating the suitability of our ERSG library for development in additional renal diseases, including ADPKD.

Our research and development strategy targets rare or ultra-rare diseases where a high unmet medical need exists, a nonsense mutation-bearing patient population is established, preclinical read-through can be established in predictive personalized medicine models, and a defined path through Orphan Drug development, regulatory approval, patient access and commercialization is identified. We believe patient advocacy is an important element of patient focused drug development, and we seek opportunities to collaborate with patient advocacy groups throughout the discovery and development process. Our current clinical program for our lead investigational drug product candidate, ELX-02, consists of Phase 2 studies in cystic fibrosis.

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

Currently, the clinical program for our lead investigational drug candidate, ELX-02, is focused on development for cystic fibrosis patients with diagnosed nonsense mutations. We have completed a Phase 1 single ascending dose (SAD) trial, a multiple ascending dose (MAD) trial, and a renal impairment study with healthy volunteers as well as volunteers having mild, moderate and severe renal impairment. The results of the SAD study were published in Clinical Pharmacology in Drug Development in January 2019. The results from the MAD study were presented in 2019 at both the European Cystic Fibrosis Society clinical meeting and the North American Cystic Fibrosis Conference (NACFC).  The results have also been published in the Journal of Clinical Pharmacology in Drug Development in January of 2021. The results from the renal impairment study were presented at the 2019 American Society of Nephrology (ASN) Kidney Week and published in December 2020 in the Journal of Clinical Pharmacology.

Our scientific review written by Professor Eitan Kerem, M.D., Senior Attending Physician at the Hadassah CF Center in Jerusalem, Israel and Senior Medical Consultant to Eloxx, titled “ELX-02: an investigational read-through agent for the treatment of nonsense mutation-related genetic disease” was published in October 2020 by the Journal Expert Opinion on Investigational Drugs.  This manuscript details the development of ELX-02 for the restoration of functional protein in nonsense-mediated disease in support of our ongoing Phase 2 trials.

Our scientific manuscript titled “Targeting G542X CFTR Nonsense Alleles With ELX-02 Restores CFTR Function in Human-Derived Intestinal Organoids” was published in the Journal of Cystic Fibrosis in February 2021.  This manuscript reviews the results of our evaluation of ELX-02 mediated read-though, using the CFTR-dependent Forskolin-induced swelling (FIS) assay across a selection of G542X homozygous and heterozygous patient-derived organoids, ELX-02 increased CFTR activity in a dose-dependent fashion across a variety of forskolin induction concentrations. The functional increases are similar to those obtained with tezacaftor/ivacaftor in an F508del homozygous organoid. Additionally, ELX-02 treatment of these patient-derived organoids results in a 5-fold increase in CFTR mRNA when compared with vehicle treated, resulting in normalization of CFTR mRNA as measured using Nanostring.

Our Phase 2 cystinosis trial involved two sequential cohorts with three escalating doses in three patients per cohort. The first cohort enrolled three homozygous W138X patients ages 23 to 38, with prior kidney transplants and varying degrees of renal insufficiency. In January 2020, we announced positive data from the first cohort of the Phase 2 study of ELX-02 in the treatment of patients with nonsense mutation-mediated nephropathic cystinosis. The results of the first cohort met the primary safety endpoint and the reductions in white blood cell (WBC) cystine provided a clear indication of biologic activity in these patients at nominal doses > 0.5 mg/kg/day. Following review of the safety and pharmacokinetic data by an independent Safety Review Committee (SRC), the SRC approved progressing to the second cohort that would enable enrolling patients ages 12 and older. Due to study design limitations, patients across all dose groups had elevated and uncontrolled pretreatment WBC cystine levels which made it difficult to fully evaluate ELX-02-mediated WBC cystine reductions. Therefore, we have discontinued this study and will not proceed with the second cohort as contemplated in the original protocol.  We plan to continue to review these data with a panel of scientific and clinical experts to determine appropriate modifications for a possible new study design.

The clear indications of biologic activity in this study provide human clinical proof of concept for ELX-02 and de-risk other clinical applications of our ERSG library using this dosage range. These encouraging results also provide a basis for expansion to studies of additional kidney diseases caused by nonsense mutations, such as ADPKD.

Our Phase 2 cystic fibrosis clinical trial program for ELX-02 is being conducted at leading global investigator sites in Europe, Israel and the United States. On March 25, 2020, we announced that enrollment in these trials had been paused temporarily in response to the global COVID-19 pandemic in order to avoid unnecessary exposure in at-risk populations, to maintain the integrity of our study data and to support global healthcare providers in their commitment to ensure patient safety. On June 17, 2020, we announced that enrollment had been resumed in Israel and Europe, and on August 12, 2020, we announced that enrollment had been resumed in the U.S.  The COVID-19 pandemic continues to evolve, and we continue to work closely with our clinical sites and investigators. We are also evaluating additional clinical sites in other countries where patient enrollment may be feasible. We remain committed to completing enrollment in these Phase 2 proof of concept clinical trials and reporting top line data in the first half of 2021, which is contingent on no further disruptions due to the COVID-19 pandemic. Several planned Safety Review Committee meetings have occurred and allowed dose escalation up to the top dose level with no drug-related serious adverse events reported to date. Multiple patients have progressed through the four-dose escalation range. The Cystic Fibrosis Foundation (“CF Foundation”) is providing funding for a portion of the U.S. program and in December of 2020, expanded its support to include our global clinical trial program. We have since formed a joint program advisory group with the CF Foundation focused on the development of ELX-02 for cystic fibrosis. The Cystic Fibrosis Therapeutics Development Network (“TDN”) has sanctioned the Phase 2 study protocol, which is being conducted at TDN member sites. Additional information about our clinical trials can be found at www.ClinicalTrials.gov (Identifiers: NCT04126473 and NCT04135495).

Professor Eitan Kerem, M.D., former Head of the Division of Pediatrics, Children’s Hospital, Hadassah Medical Center in Israel, has joined Eloxx as a Senior Medical Consultant. For the U.S. trial, Dr. Ahmet Uluer, Director of the Adult Cystic Fibrosis Program at the Boston Children’s Hospital/Brigham and Women’s Hospital CF Center, is the lead study investigator. The protocols have been sanctioned by the TDN in the U.S. and the European Cystic Fibrosis Society Clinical Trial Network (which has given our Europe/Israel trial a “high priority” ranking).  During October 2019, we completed an interim CMC review meeting with the U.S. Food and Drug Administration (the “FDA”) and we have gained alignment with the agency on our manufacturing formulation and process, which we believe will be suitable for our expected drug supply needs through completion of our pivotal trials. The in-person ECFS conference in Lyon, France scheduled for June 2020 was cancelled, and we withdrew our abstract. We presented data from two scientific abstracts at the North American Cystic Fibrosis Virtual Conference (NACFC). The two abstracts were also showcased in the NACFC virtual poster gallery and electronically published as a supplement to Pediatric Pulmonology. The live sessions and discussions took place through October 23, 2020. These virtual posters are available to registered attendees on the NACFC online conference platform. The preclinical study results demonstrate ELX-02’s selectivity for read-through of premature stop codons versus native stop codons and its ability to restore production of functional CFTR in patient-derived organoids.

We believe there is a significant unmet medical need in the treatment of cystic fibrosis patients carrying nonsense mutations on one or both alleles of the CFTR gene. Cystic fibrosis is the most prevalent genetic disease in the western world and there are no currently approved therapies that target the impairment associated with Class 1 CFTR mutations. We believe that nonsense mutations may impact a similar proportion of patients diagnosed with cystinosis. Given the high proportion of pediatric patients in many rare orphan diseases, we intend to apply for relevant Orphan Drug incentives in the U.S. and Europe, including the Rare Pediatric Disease Priority Review Voucher in the U.S. Currently, the European Medicines Agency (the “EMA”) has designated ELX-02 as an orphan medicine for the treatment of cystic fibrosis and mucopolysaccharidosis type I (MPS I).  The FDA had previously granted orphan drug designation to ELX-02 for the treatment of nephropathic cystinosis, MPS I, and Rett syndrome, and on August 4, 2020, we announced that the FDA had granted orphan drug designation for ELX-02 for the treatment of cystic fibrosis. The FDA’s Office of Orphan Drug Products grants orphan status to support the development of medicines for underserved patient populations, or rare disorders, that affect fewer than 200,000 people in the U.S.  Orphan drug designation provides certain benefits, including seven years of market exclusivity upon regulatory approval (if received), exemption from FDA application fees, tax credits on qualified U.S. clinical trials and eligibility for grant funding opportunities that can be used for clinical trial costs.

We are also evaluating the suitability of our ERSG library for development in renal diseases associated with nonsense mutations, such as ADPKD. ADPKD is a relatively common inherited genetic kidney disease occurring in between one in 400 and one in 1,000 patients and is the fourth leading cause of end-stage renal disease in the U.S. Over 25% of the primary genetic changes that cause ADPKD are nonsense mutations, where a premature stop codon in the gene leads to a truncated, often unstable, protein. We have evaluated the three most relevant ADPKD nonsense mutations in an in vitro read-through assay and have demonstrated significant levels of read-through for ELX-02 and several library compounds, which is the first step in our preclinical development toward an IND.

We continue to progress our ERSG pipeline in IRDs, another area of high unmet medical need, that are associated with vision loss and blindness. There are over 300 IRDs associated with nonsense mutations. In 2020, we reported on a critical milestone demonstrating that several of our library compounds successfully reach retinal disorder-relevant tissue layers and can restore protein production in an animal model. These data support the suitability of our ERSG compounds for reaching and promoting read-through in target cells within the retina. We presented data at the Association for Research in Vision and Ophthalmology (ARVO) Annual Meeting in May 2020, which was held virtually.  Our IRD research also includes exploring multiple sustained release formulation technologies, and in vitro release rates achieved to date have been consistent with our target release profile of one to three months. Our scientific manuscript titled “Intravitreal administration of small molecule read-through agents demonstrate functional activity in a nonsense mutation mouse model” was published in October 2020 by the Journal of Experimental Eye Research. This manuscript demonstrates that multiple small molecules in our ERSG library mediate dose-dependent read-through at the back of the eye after a single intravitreal injection. Collectively, our manuscripts demonstrate the wide-ranging potential of our small molecule read-through approach to rare genetic disorders mediated by nonsense mutations; from targeted delivery for inherited retinal disorders to systemic delivery for multi-system disorders like cystic fibrosis.

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

Figure 1: Nonsense Mutations Cause Unstable mRNA and Reduced Functional Protein

Read-through of nonsense mutations is a naturally occurring process that can be attributed to the redundancy “wobble” in the three-nucleotide codon structure. Native read-through occurs in up to 1% of instances in which a ribosome pauses at a stop codon. During read-through, either the typical healthy or a near-cognate substitute tRNA out-competes the termination factor complex to enable the insertion of an amino acid and continuation of translation. By directly binding to the ribosome decoding region, ELX-02 enhances the likelihood of this process by increasing the probability of a tRNA to out-compete the termination complex. As read-through allows the ribosome to proceed with translation through the premature stop, a reduction in nonsense mediated decay and stabilization of the mRNA pool is an additional expected outcome of this process (shown in Figure 2 below). Indeed, ELX-02 is found to increase both the mRNA and functional protein across multiple nonsense mutations. Beyond ELX-02, multiple compounds within our ERSG library demonstrate results consistent with this mechanism of action.

Nonsense mediated mRNA decay
DNA
ARG
GLN
LEU
tRNA
eRF1
eRF3
AAA
(a-site)
UUA
(p-site)
RIBOSOME
Truncated protein
PREMATURE STOP CODON
X
RNA
ELX-02
ARG
GLN
LEU
CYS
tRNA
tRNA
eRF3
eRF1
AAA
(a-site)
UUA
(p-site)
RIBOSOME
STOP CODON READTHROUGH
mRNA stabilization
Functional protein

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

Current Data Indicating the Mechanism of Action of ELX-02

ELX-02 is a novel ERSG with increased selectivity for the eukaryotic ribosome. In contrast, aminoglycoside antibiotics, such as gentamicin, are potent antibiotics that bind with high affinity to the decoding site in the prokaryotic ribosome and inhibit protein translation in bacteria as well as the eukaryotic ribosomes. The early observations of eukaryotic read-through activity were made in patients treated with aminoglycosides due to bacterial infections. In eukaryotic cells, aminoglycosides may induce a conformational change that reduces the codon-anticodon recognition, enhancing the ability of an a-tRNA to compete with the release factor complex for binding to the premature termination codon and increasing the probability that translational read-through of premature termination codons occurs. However, despite the promising clinical observations of read-through activity, aminoglycoside antibiotics use as a read-through therapy is restricted since aminoglycosides may cause damage to the kidney and ear after prolonged administration. The effect of aminoglycoside antibiotics on the hair cells of the ear and the proximal tubular cells of the kidney may be attributed, in part, to the inhibition of mitochondrial protein production in these cells.  Due to the markedly decreased affinity for the prokaryotic and mitochondrial ribosomes, ERSG compounds have little of the antibiotic activity associated with aminoglycosides. When compared in laboratory tests to gentamicin (a classic aminoglycoside antibiotic), ELX-02 has shown a 100-fold lower antibacterial activity and nine-fold higher read-through activity for nonsense mutations; this has been attributed to higher selectivity towards the eukaryotic cytoplasmic ribosome. Because ERSGs are selective for the eukaryotic cytoplasmic ribosome and have markedly decreased affinity for the mitochondrial ribosome, ERSGs are anticipated to show an acceptable safety and tolerability profile for chronic use. We believe that our library of ERSG compounds has the potential to show improved read-through activity with a reduced potential for impairment of the mitochondrial ribosome and may have an improved safety profile.

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

Our mechanism of action is further supported within disease-relevant model systems, further detailed below. In vitro models of nephropathic cystinosis and cystic fibrosis demonstrate dose-dependent increases in target mRNA as well as significant increases in functional protein. Unlike previous read-through programs reported by other groups, our compounds have consistently demonstrated activity against both of these hallmark consequences of nonsense mutations. This understanding of our compounds’ activity has enabled our clinical development programs to move forward with confidence.

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

Approximately 12% of CF patients carry a nonsense mutation on the CFTR gene. CF is a progressive disease caused by a deficiency in CFTR activity with insufficient ionic transconductance in the cell membrane, which, in turn, leads to the accumulation of thick mucus in vital organs, particularly the lungs, pancreas and gastrointestinal tract. As a result, CF patients experience respiratory infections, chronic lung inflammation, and poor absorption of nutrients as well as many other conditions, and, in most cases, progressive respiratory failure. The life expectancy of CF patients has improved, and the CF Foundation has reported that a person born with cystic fibrosis (CF) between 2014 and 2018 can expect to live an average of 44 years.

CF occurs at a rate of one in 2,500 to 6,000 births, depending on the region and ethnic origin. Patients with CF caused by nonsense mutations have some of the most severe forms of the disease and, other than palliative therapies, no treatment currently exists for them.  Mutations in the gene that encodes CFTR protein, which plays a critical role in regulating the viscosity of the mucus layer that lines human organs, cause CF. The CFTR protein forms an ion channel that regulates the flow of ions in and out of the cells of vital organs such as the lungs, pancreas and gastrointestinal tract. We refer to this as ion flow. In tissues like these, CFTR protein conducts ions leading to osmosis as water is drawn out of the cell hydrating the cell surface. Through regulation of the location of the ions across the cell membrane, the amount of salts in the fluid both inside and outside the cell remains balanced.

In CF patients, the CFTR gene is defective, and as a result, CF patients lack the functional CFTR protein ion channel necessary to regulate ion flow. An altered ion concentration gradient between the inside and the outside of the cell reduces the amount of water molecules outside the cell, causing the accumulation of thick mucus on the epithelial surface as shown below in Figure 3.

Inside cell
Outside cell
Healthy cells
Cystic Fibrosis
Nonsense mutations examples: G542X W1282X, R553X
1
Non-sense mutations disrupt coding of the CFTR protein
2
Flow Chloride disrupted
3
In/out flow of water, Sodium is disrupted
4
Secondary problems created by mucus buildup

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

Usher Syndrome is the most common genetic disorder involving hearing and vision abnormalities and is the most common cause of deafness-blindness with visual impairment due to photoreceptor degeneration. Three types of Usher Syndrome have been identified based on genetic causes, severity of hearing loss and age of onset. USH1 patients are typically born with severe hearing loss and are diagnosed early in life with vision problems beginning at or before age 10. USH2 patients are characterized by progressive hearing loss from birth, with onset of vision loss at adolescence. USH3 has the slowest progression, with vision loss developing in the second decade of life. In most countries, USH1 accounts for one-third of all patients with USH2 accounting for about two-thirds of all USH patients. U.S. prevalence is estimated at approximately 6,200 Type 1 and approximately 8,900 Type 2 patients. It is estimated that there are over 4,000 patients in North America with nonsense forms of Usher Syndrome. Effective read-through has been demonstrated in vitro for USH2A (USH2), PCDH15 (USH1) and USH1C (USH1) nonsense mutations. USH2A nonsense variants are estimated to affect more than 2,500 patients in the U.S. alone. There are four USH2A splice site variants, with the largest having over 70 exons, potentially limiting gene therapy development due to vector size limitations.

RP causes night blindness in adolescence and gradual visual field loss in adulthood (most patients are legally blind by age 40). RP can occur as a localized disorder with visual impairment only, or as part of a broader syndrome (e.g., Usher Syndrome). More than 50 different causative genes have been identified and the U.S. incidence is estimated at approximately 67,000 patients. Given this high genetic heterogeneity even in nonsense mediated disease (no single gene comprises more than 10% of RP cases), there is a significant need to identify broader cross-gene therapies.  Read-through proof of principle has been shown via in vitro models of USH2A, RHO, MERTK, and RP2 nonsense mutation variants, with 5 to 20% rescue of protein function demonstrated.

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

More than 30 different genes have been identified to be causative for PCD with approximately 25% of identified gene mutations having nonsense mutations. In vitro studies of aminoglycoside-mediated read-through in PCD nonsense mutations found positive read-through efficacy in several UGA-associated stop codons. PCD is an attractive disease target given the high unmet medical need, positive preclinical read-through data, potential for treatment across multiple genes, high prevalence of nonsense mutations, and lack of disease modifying treatments.

Other Nonsense Mediated Genetic Disorders

Muscular dystrophies are genetic disorders involving progressive muscle wasting and weakness. Duchenne muscular dystrophy (DMD) is the most common and one of the most severe types of muscular dystrophy with the average age of death for DMD patients in the mid-twenties. DMD occurs when a mutation in the dystrophin gene prevents the cell from making a functional dystrophin protein. Because the dystrophin gene is located on the X chromosome, DMD occurs almost exclusively in young boys. Genetic tests are available to determine if a patient’s DMD is caused by a nonsense mutation. Based on a publication from Prior, et al. (1995) in the American Journal of Human Genetics, it is estimated that a nonsense mutation is the cause of DMD in approximately 13% of patients. Treatments for DMD include Translarna™ (ataluren), approved in the European Union (“EU”) for the treatment of the underlying cause of DMD. EXONDYS 51® (eteplirsen) injection is also approved in the U.S. for the treatment of DMD patients with exon 51 skipping mutations.

Mucopolysaccharidosis type I (MPS I) is a chronic, progressive genetic disorder caused by a deficiency of the enzyme alpha-L-iduronidase (IDUA). Children with severe MPS I often die in the first decade of life due to respiratory failure, cardiac valvulopathy, and cardiorespiratory problems. The deficiency of the IDUA enzyme leads to the accumulation of a class of molecules called glycosaminoglycans (GAGs). The accumulation of GAGs causes disruption in the movement of molecules inside the cell and leads to the subsequent dysfunction of cells, tissues and organs. Globally, MPS I occurs in about one in every 100,000 births for the severe form and one in 500,000 for the attenuated form. About 70% of MPS I patients carry one of two nonsense mutations: Q70X and W402X. Estimates suggest that 50 to 80% of all MPS I patients present with the severe versus attenuated form of the disease. MPS I disease-specific treatments include enzyme replacement therapy and hematopoietic stem cell transplantation.

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

Status of Clinical Programs

We have completed our Phase 1a and Phase 1b studies of ELX-02. In support of our Phase 2 studies currently underway, we have advanced our global health authority interactions and manufacturing activities.

Phase 1 Clinical Studies

We completed a Phase 1 program in healthy volunteers designed to support studies of ELX-02 in patient populations in any indication caused by nonsense mutations and assess the safety of ELX-02. This phase of testing included a small number of healthy volunteers. The studies assessed the effects of ELX-02 on humans and measured bioavailability, excretion, safety and side effects, as well as the pharmacokinetics (what the body does to the drug) with increasing doses. Our Phase 1 studies included SAD and MAD studies.

The Phase 1a SAD study was completed in 2018 and the results were published in Clinical Pharmacology in Drug Development in January 2019. The SAD study included five doses of ELX-02 ranging from 0.3 mg/kg to 7.5 mg/kg in order to determine the pharmacokinetic profile and safety from single administration. ELX‐02 was shown to be generally well tolerated over the dose range with no observations of renal toxicity. During the study, observations of transient adverse events resulting from ELX-02 administration were mild with the exception of a single moderate auditory adverse effect of interest but of unclear physiological significance and without clinical impact. Overall the results were supportive of continued clinical development.

In 2019, we completed a Phase 1b MAD study for ELX-02. The study was designed as a randomized, double-blinded, placebo-controlled, multiple dose escalating study in healthy subjects. The study was expanded to include additional cohorts to evaluate lower drug concentrations and/or administration schedule.  In addition, we completed a renal study with ELX-02 in subjects with mild, moderate, and severe renal impairment. The results from the renal impairment study provided support for both continuing our clinical development programs and evaluating the suitability of our ERSG library for development in additional renal disorders, including ADPKD and cystinuria.

The results from the MAD study were presented in 2019 at both the European Cystic Fibrosis clinical meeting and the North American Cystic Fibrosis Conference (NACFC).  The results have also been published in the Journal of Clinical Pharmacology in Drug Development in January of 2021. The results from the renal impairment study were presented at the 2019 American Society of Nephrology (ASN) Kidney Week and published in December 2020 in the Journal of Clinical Pharmacology.

Phase 2 Clinical Studies

Currently, our Phase 2 clinical trial program for our lead investigational drug candidate, ELX-02, is focused on development for cystic fibrosis patients with diagnosed nonsense mutations.

Our Phase 2 program for ELX-02 is actively dosing patients and continuing to enroll patients at leading global investigator sites in the U.S., Europe and Israel. We expect to achieve full enrollment and report top line results during the first half of 2021. The CF Foundation is providing funding for a portion of the US program and in December of 2020, expanded its support to include our global clinical trial program. We have since formed a joint program advisory group with the CF Foundation focused on the development of ELX-02 for cystic fibrosis.

For the U.S. trial, Dr. Ahmet Uluer, Director of the Adult Cystic Fibrosis Program at the Boston Children’s Hospital/Brigham and Women’s Hospital CF Center, is the lead study investigator. The protocols have been sanctioned by the TDN in the U.S. and the European Cystic Fibrosis Society Clinical Trial Network (which has given our Europe/Israel trial a “high priority” ranking). In October 2019, we completed an interim CMC review meeting with the FDA, and we have gained alignment with the agency on our manufacturing formulation and process, which we believe will be suitable for our expected drug supply needs through completion of our pivotal trials.

Status of Preclinical Programs

We have completed a comprehensive series of preclinical studies to assess the safety, pharmacokinetics and pharmacology of ELX-02. In addition, we have verified read-through activity of additional library molecules and identified a set of promising candidate molecules to evaluate across new indications such as ADPKD. We have also continued our preclinical assessment of activity of our ELX compounds in IRDs, validating read-though activity against several Usher Syndrome mutations and initiating ocular tolerability and IND-enabling studies. We are also progressing preclinical development of our compounds in ADPKD.

Safety and Pharmacokinetic Studies of ELX-02

A comprehensive toxicology program in accordance with the ICH guideline M3 (R2) was completed for ELX-02 to support clinical studies.

In definitive, 28-day, repeat-dose toxicity studies in rats and dogs, ELX-02 had little or no effect on body weight, food consumption, clinical signs of toxicity, ophthalmology, cardiovascular parameters, hematology or coagulation parameters. At dose levels higher than those intended for humans, ELX-02 has no cochlear toxicity as evidenced in anatomic and functional hearing studies in 28-day rat studies. We completed 3-month toxicology studies in juvenile rats and in young dogs, as well as chronic toxicology studies in these two species for 6 and 9months, respectively. These studies showed no mortality and no significant in-life toxicity. ELX-02 was not genotoxic in the core battery of in vitro and in vivo genotoxicity assays. Collectively, these results support the human lifetime use of ELX-02. ELX-02 is 98% bioavailable following sub-cutaneous administration. Additionally, ELX-02 does not undergo metabolization and is excreted unchanged almost exclusively via the urine.

Pharmacology Studies of ELX-02

We have conducted a series of preclinical studies to demonstrate the primary pharmacodynamics of ELX-02 in several genetic disease indications. We have tested the translational read-through capabilities of ELX-02 in vitro and in vivo, in cells and in animal models of nonsense mutations.

We have shown the in vitro read-through activity of ELX-02 in an array of plasmids engineered to contain nonsense mutations of genetic diseases and in cell-based models of CF, cystinosis, DMD, MPS I, and Rett syndrome.

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

Eloxx is a member of the European HIT-CF project consortium, a European Union-funded preclinical and clinical research program evaluating the efficacy and safety of disease modifying drug candidates, including ELX-02, in CF patients with rare genetic mutations. The goal of the project is to investigate whether a positive response to therapies in a patient derived organoid can be predictive of clinical response in a controlled trial.

HIT-CF represents a new era in CF treatment and personalized medicine, as it has the potential to shift therapeutic trials from patients to the laboratory. HIT-CF has informed Eloxx that over 100 organoids from unique individuals with rare nonsense mutations have already been enrolled in the program and preclinical drug response screening is ongoing. The HIT-CF consortium plans to complete the preclinical stage and initiate the clinical phase in 2021.

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

In IRDs, a series of academic collaborations have shown that our candidate compounds demonstrate dose-dependent increases in read-through of Usher Syndrome 2A and 1F mutations in a cellular plasmid-based reporter assay; they also show restoration of Usher 1C protein and harmonin. Upcoming studies will confirm these findings. We are also evaluating multiple compounds for ocular tolerability, as measured by preservation of the electroretinogram and retinal histology, when delivered by intravitreal injection in rabbits. These studies demonstrate that our compounds have a favorable tolerability profile in comparison to the reference aminoglycoside, gentamicin. These findings are consistent with our hypothesis that the improved specificity for the eukaryotic cytosolic ribosome over the mitochondrial ribosome will reduce off-target associated toxicities.

Ongoing Screening and IND-Enabling Studies of Eloxx ERSG Library Compounds

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

Manufacturing Status

We have completed the manufacture of the clinical drug product to support our full Phase 2 clinical trial program. We have further identified a commercial manufacturer and are engaged in process development and scale-up activities required to support Phase 3 clinical development. In October 2019, we completed an interim CMC review meeting with the FDA, and we have gained alignment with the agency on our manufacturing formulation and process, which we believe will be suitable for our expected drug supply needs through completion of our pivotal trials.

Intellectual Property

Patent Portfolio

Our licensed and owned patent portfolio includes patents and applications relating to our lead compound, ELX-02 (formerly known as NB124), and over 40 other read-through inducing compounds, as well as methods of making and using these compounds.  Each of these families is described briefly below.

With regard to ELX-02, our primary composition of matter coverage derives from a first patent family that we exclusively license under the Research and License Agreement with TRDF dated August 29, 2013.  As of December 31, 2020, this family included issued patents in the U.S., Europe, Canada, Hong Kong, Israel and Japan, and pending applications in the U.S., India, and Israel.  Issued patents in this family includes claims directed to ELX-02 and other read-through inducing compounds, as well as claims directed to pharmaceutical compositions of the disclosed compounds and methods of using the compounds and compositions to treat genetic disorders associated with premature stop codon mutations including cystic fibrosis, cystinosis, DMD, ataxia-telangiectasia, Hurler syndrome, hemophilia A and B, Usher Syndrome, and Tay-Sachs.  Patents that have issued or which may issue in the future from this family are currently expected to expire in 2031, not including any extensions of term for which we may be eligible that we may be granted.   A second patent family licensed under the Research and License Agreement with TRDF includes one issued U.S. patent with claims directed to the use of ELX-02 and other read-through inducing compounds to treat Rett syndrome.

We own two patent families that may provide additional protection for specific methods of using or manufacturing ELX-02 beyond the current expiration date of the primary composition of matter patents.

The first of these families is directed to methods for large-scale synthesis of ELX-02 and other read-through inducing compounds.  As of December 31, 2020, this family included pending applications in the U.S., Europe, Australia, Brazil, Canada, China, Hong Kong, Israel, India, and Japan.  Any patents issuing from this family are currently expected to expire in 2038, not including any extensions of term for which we may be eligible that we may be granted.

The second family is directed to methods of using ELX-02 and other read-through inducing compounds to treat various ocular conditions associated with nonsense mutations, including retinitis pigmentosa, Usher Syndrome, Stickler Syndrome, aniridia, Leber congenital amaurosis, and choroideremia.  As of December 31, 2020, this family includes a pending Patent Cooperation Treaty (“PCT”) application.  Any patents issuing from this family are currently expected to expire in 2039, not including any extensions of term for which we may be eligible that we may be granted.

Three additional patent families licensed under the Research and License Agreement with TRDF are directed to additional read-through inducing compounds.

The first of these families includes claims directed to ELX-03 (formerly known as NB84) and other read-through inducing compounds, as well as claims directed to pharmaceutical compositions and methods of using the compounds and compositions to treat genetic disorders including cystic fibrosis, DMD, ataxia-telangiectasia, Hurler syndrome, hemophilia A, hemophilia B, Usher Syndrome, and Tay-Sachs.  As of December 31, 2020, this family included issued patents in the U.S., Europe, Canada, India, Israel and Japan, and pending applications in the U.S. Patents that have issued or which may issue in the future from this family are currently expected to expire in 2027 and 2028, not including any additional extensions of term for which we may be eligible that we may be granted.

The second family includes claims directed to ELX-10 (formerly known as NB157) and other read-through inducing compounds and pharmaceutical compositions and uses thereof.  As of December 31, 2020, this family included an issued patent in the U.S. and pending applications in the U.S., Europe, Australia, Brazil, Canada, China, Hong Kong, India, Israel and Japan. The other family includes pending applications in the U.S., Europe, Australia, Brazil, Canada, China, Hong Kong, Israel, India, and Japan.  Patents that have issued or which ay issue in the future from this family are currently expected to expire in 2036, not including any extensions of term for which we may be eligible that we may be granted.

The third family includes claims directed to additional read-through inducing compounds and pharmaceutical compositions and uses thereof.  As of December 31, 2020, this family included pending applications in the U.S., Europe, Australia, Brazil, Canada, China, EAPO, Hong Kong, India, Israel, Japan, Malaysia, Mexico, New Zealand, Singapore, and South Korea.  Patents that have issued or which may issue in the future from this family are currently expected to expire in 2038, not including any extensions of term for which we may be eligible that we may be granted.

We own one additional patent family directed to the use of various Eloxx read-through inducing compounds to treat polycystic kidney disease (PKD).  As of December 31, 2020, this family included one pending PCT application.  Any patents that may issue in the future from this family are currently expected to expire in 2040, not including any extensions of term for which we may be eligible that we may be granted.

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

In the U.S., patent term may be extended in certain instances by patent term adjustment, or PTA, which compensates for administrative delays by the U.S. Patent & Trademark Office during examination of the patent.  We have received a PTA for one of our exclusively licensed patents relating to ELX-01 and other related read-through inducing compounds, extending the expiration date of that patent from 2027 to 2028.  However, we do not know whether any PTA will be granted for any of our future patents.

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

License Agreements

Research and License Agreement with Technion Research and Development Foundation Ltd.

On August 29, 2013, we entered into a license agreement with TRDF (the “Technion Agreement”), which was further amended and addended to reflect, inter alia, the assignment of patents and extension of research periods, with respect to certain technology relating to aminoglycosides and the redesign of aminoglycosides for the treatment of human genetic diseases caused by premature stop mutations and further results of the research of the technology, in order to develop and commercialize products based on such technology. The Technion Agreement provides us with an exclusive, worldwide, non-transferrable license, with a right to grant sublicenses, and royalty-bearing licenses to the TRDF inventions, TRDF patent rights, TRDF’s interest in the joint inventions and joint patent rights, and certain materials and research results owned by TRDF, solely with respect to products in the field of prevention, diagnosis or treatment of any human disease or condition therefor. In return for the license we will pay TRDF (i) milestone payments with respect to each licensed product upon the achievement of certain pre-defined goals by us or one of our sublicensees as follows: $100,000 upon first dosing of a patient in a Phase 2 clinical study (which we paid to TRDF in 2020 for ELX-02); $1,000,000 upon first dosing of a patient in a pivotal study; and $5,000,000 upon first filing of a new drug application (NDA); (ii) certain royalties in the low- to mid-single-digit percentages of all net sales (subject to change in the case of (a) sublicensing to a big pharmaceutical or biotechnology company, or (b) payment of royalties to third parties, or (c) commercialization by a third party of an authorized generic to a licensed product); and (iii) a low- to mid-double-digit percentage of any non-royalty sublicense income. In addition to the milestone payments, we undertook to annually fund the research activities under the license, currently in the estimated annual amount of $0.1 million per year. The Technion Agreement further provides TRDF with an additional pre-emptive right, in force until the first exit event, to invest an amount equal to up to 5% of the amount contemplated to be raised in a proposed investment. TRDF is also entitled, until the closing of an exit event, to appoint an observer to the board under certain restrictions such as confidentiality or conflict of interest. Furthermore, we will reimburse TRDF for all patent filing expenses as of the effective date of the Technion Agreement and for past patent filing expenses in the amount of several hundred thousand New Israeli Shekels upon the occurrence of certain conditions.

Under the Technion Agreement, TRDF reserved the right, for itself, the Technion and other not-for-profit research organizations to utilize the technology solely for educational purposes. Furthermore, Professor Baasov, the principal investigator, had ongoing research programs involving covered compounds (as defined in the agreement) that are being funded by the National Institute of Health in the U.S., or the NIH, under sub-awards from the University of Alabama and the University of Michigan, and it is possible that such research programs will overlap with the research conducted according to the terms of our agreement. In the case of any such overlap, the work product of such research will be subject to the terms and conditions of such sub-awards, including certain obligations under 35 U.S.C. §§ 200-212 or 37 C.F.R. § 401 et seq. in the case of any TRDF inventions that are also “subject invention” as defined in 35 U.S.C. § 201.

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

Manufacturing

ELX-02 is manufactured under current Good Manufacturing Practice (“cGMP”) conditions and is formulated as a sterile frozen liquid or lyophilized powder in glass vials. ELX-02 is administered by parenteral subcutaneous injection after appropriate dilution or reconstitution, as required.

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

The process for obtaining regulatory approval to market a medicine is expensive, often takes many years, and can vary substantially based on the type, complexity, and novelty of the product candidate involved. The steps required before a drug may be approved for marketing of an indication in the U.S. generally include:

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

Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as toxicological and pharmacological animal studies to assess the potential safety and efficacy of the product candidate. Preclinical safety tests intended for submission to FDA must be conducted in compliance with FDA’s current Good Laboratory Practice (“cGLP”) regulations and the U.S. Department of Agriculture’s Animal Welfare Act. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND application that must become effective before human clinical trials may be commenced. The IND will automatically become effective 30 days after receipt by the FDA, unless the FDA before that time raises concerns about the drug candidate or the conduct of the trials as outlined in the IND. The IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed. We cannot assure you that submission of an IND will result in FDA authorization to commence clinical trials or that once commenced, other concerns will not arise. The FDA may stop the clinical trials at any time by placing them on “clinical hold” because of concerns about the safety of the product being tested, or for other reasons.

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

Clinical trials are typically conducted in three sequential phases, but the phases may overlap, and different trials may be initiated with the same drug candidate within the same phase of development in similar or differing patient populations. Phase 1 studies may be conducted in a limited number of patients but are usually conducted in healthy volunteer subjects. The drug is usually tested for safety and, as appropriate, for absorption, metabolism, distribution, excretion, pharmacokinetics and pharmacodynamics. Phase 2 usually involves studies in a larger, but still limited patient population to preliminarily evaluate the efficacy of the drug candidate for specific, targeted indications; to determine dosage tolerance and optimal dosage; and to identify possible short-term adverse effects and safety risks. Phase 3 trials are undertaken to gather additional information to evaluate the product’s overall risk-benefit profile, and to provide a basis for physician labeling. Phase 3 trials evaluate clinical efficacy of a specific endpoint and test further for safety within an expanded patient population at geographically dispersed clinical study sites. Phase 1, 2 or 3 testing might not be completed successfully within any specific time period, if at all, with respect to any of our product candidates. Results from one trial are not necessarily predictive of results from later trials. Furthermore, the FDA, sponsor, IRB or the Data Safety Monitoring Board (“DSMB”) for a trial may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

We must register each controlled clinical trial, other than Phase 1 trials, on a website administered by the NIH (http://clinicaltrials.gov). Registration must occur not later than 21 days after the first patient is enrolled, and the submission must include descriptive information (e.g., a summary in lay terms of the study design, type and desired outcome), recruitment information (e.g., target number of participants and whether healthy volunteers are accepted), location and contact information, and other administrative data (e.g., FDA identification numbers). Within one year of a trial’s completion, information about the trial including characteristics of the patient sample, primary and secondary outcomes, trial results written in lay and technical terms, and the full trial protocol must be submitted to the ClinicalTrials.gov databank. The results information is posted to the website unless the drug has not yet been approved, in which case the NIH posts the information shortly after approval. An NDA, and certain other submissions to the FDA, require certification of compliance with these clinical trials database requirements. There are proposals to expand the applicability of these registration requirements to additional studies.

The results of the preclinical studies and clinical trials, together with other detailed information, including information on the manufacture and composition of the product and proposed labeling for the product, are submitted to the FDA as part of an NDA requesting approval to market the product candidate for a proposed indication. Under the Prescription Drug User Fee Act, as amended, the fees payable to the FDA for reviewing an NDA, as well as annual fees for commercial manufacturing establishments and for approved products, can be substantial. The NDA review fee alone can exceed $2.87 million subject to certain limited deferrals, waivers and reductions that may be available to a qualifying NDA sponsor for a specific NDA. Each NDA submitted to the FDA for approval is typically reviewed for administrative completeness and reviewability within sixty days following submission of the application. If the FDA finds the NDA sufficiently complete, the FDA will “file” the NDA, thus triggering a full review of the application. The FDA may refuse to file any NDA that it deems incomplete or not properly reviewable at the time of submission. Current FDA performance goals provide for action on 90% of standard applications for a new molecular entity within 10 months of the 60-day filing date. However, the FDA may not approve a drug within these established timeline goals and its review clock for a particular NDA is subject to change from time to time because the review process is often significantly extended by FDA requests for additional information or clarification. We may encounter difficulties or unanticipated costs in our efforts to secure necessary FDA approvals, which could delay or preclude us from marketing our product candidates.  As part of its review, the FDA may refer applications for novel drug products or drug products that present difficult questions of safety or efficacy to an advisory committee composed of outside experts, for evaluation and a recommendation as to whether the application should be approved and under what conditions. The advisory committee process may cause delays in the approval timeline. The FDA is not bound by the recommendation of an advisory committee, but it considers such recommendations carefully, particularly after negative recommendations or limitations, when making drug approval decisions.

Further, the outcome of the FDA review process, even if generally favorable, may not be an actual approval but instead a “complete response letter” communicating the FDA’s decision not to approve the application at that time, outlining the deficiencies in the NDA that need to be addressed in order to be eligible for approval, and identifying what information and/or data (including any additional preclinical or clinical data or manufacturing information) is required before the application can be approved. Even if such additional information and data are submitted, the FDA may decide that the NDA still does not meet the standards for approval. Data from clinical trials are not always conclusive, and the FDA may interpret data differently than we do.

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

The FDA may deny approval of an NDA if applicable statutory or regulatory criteria are not satisfied, or may require additional testing or information, which can delay the approval process. FDA approval of any application may include many delays or may never be granted. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that an NDA does not satisfy the regulatory criteria for approval. If a product is approved, the approval will impose limitations on the indicated use or uses for which the product may be marketed, may require that warning statements be included in the product labeling, and may require that additional studies be conducted following approval as a condition of the approval. The FDA may limit the indications for use, approve narrow labeling relegating a drug to second-line or later-line use, add limitations of use to the labeling or place other conditions on approvals, which could restrict the marketing of an approved product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. FDA also may impose restrictions and conditions on product distribution, prescribing or dispensing in the form of a Risk Evaluation Mitigation Strategy (“REMS”) to ensure the safe use of the drug, or otherwise limit the scope of any approval. In determining whether a REMS is necessary, the FDA must consider the size of the population likely to use the drug, the seriousness of the disease or condition to be treated, the expected benefit of the drug, the duration of treatment, the seriousness of known or potential adverse events, and whether the drug is a new molecular entity. A REMS may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate health care providers of the drug’s risks, limitations on who may prescribe or dispense the drug, or other measures that the FDA deems necessary to assure the safe use of the drug. To market an approved product for other indicated uses, or to make certain manufacturing or other changes, FDA review and approval of an NDA Supplement or new NDA are required, which may themselves necessitate further clinical testing, and the payment of applicable review fees. Additional post-marketing testing and surveillance to monitor the safety and/or efficacy of a product may be required. In addition, new government requirements may be established that could delay or prevent regulatory approval of our product candidates under development.

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

Post-approval Requirements

After FDA approval of a product is obtained, we will be required to comply with a number of post-approval requirements, including, among other things, establishment registration and product listing, prescription drug program fees, record-keeping requirements, reporting certain adverse reactions and production problems to the FDA, providing updated safety and efficacy information, and complying with requirements concerning advertising and promotional labeling. As a condition of approval of an NDA, the FDA may require the applicant to conduct additional clinical trials or other post-marketing testing and surveillance to further monitor and assess the drug’s safety and efficacy.

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

Orphan Drug Designation

We have received orphan drug designation from the FDA for ELX-02 for the treatment of cystic fibrosis, MPS I, Rett syndrome, and nephropathic cystinosis. The FDA may grant orphan drug designation to drugs intended to treat a “rare disease or condition,” which is defined as a disease or condition that affects fewer than 200,000 individuals in the U.S., or more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making available in the U.S. a drug for this type of disease or condition will be recovered from sales in the U.S. for that drug. Orphan drug designation must be requested before applying for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. Orphan drug designation can provide opportunities for grant funding towards clinical trial costs, tax advantages and FDA user-fee benefits. In addition, if a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Competitors may receive approval of different drugs or biologics for the indication(s) for which the orphan product has exclusivity.

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

Regulation Outside the United States

In order to market any product outside of the U.S., we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, preclinical studies, clinical trials, marketing authorization, commercial sales and distribution of any future approved products. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others.

Regulation in the European Union

We have obtained an orphan medicinal product designation from the European Commission, following an evaluation by the EMA’s Committee for Orphan Medicinal Products, for ELX-02 for the treatment of cystic fibrosis and MPS I. The European Commission can grant orphan medicinal product designation to products for which the sponsor can establish that it is intended for the diagnosis, prevention, or treatment of (1) a life-threatening or chronically debilitating condition affecting not more than five in 10,000 people in the EU, or (2) a life-threatening, seriously debilitating or serious and chronic condition in the EU and that without incentives it is unlikely that sales of the drug in the EU would generate a sufficient return to justify the necessary investment. In addition, the sponsor must establish that there is no other satisfactory method approved in the EU of diagnosing, preventing or treating the condition, or if such a method exists, the proposed orphan drug will be of significant benefit to patients. Orphan medicinal product designation is not a marketing authorization. It is a designation that provides a number of benefits, including fee reductions, regulatory assistance, and the opportunity to apply for a centralized EU marketing authorization, as well as 10 years of market exclusivity following a marketing authorization. During this market exclusivity period, neither the EMA, nor the European Commission nor the Member States can accept an application or grant a marketing authorization for a “similar medicinal product.” A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. The market exclusivity period for the authorized therapeutic indication may be reduced to six years if, at the end of the fifth year, it is established that the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. In addition, a competing similar medicinal product may in limited circumstances be authorized prior to the expiration of the market exclusivity period, including if it is shown to be safer, more effective or otherwise clinically superior to our product. Our product can lose orphan designation, and the related benefits, prior to us obtaining a marketing authorization if it is demonstrated that the orphan designation criteria are no longer met.

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

The EMA is responsible for coordinating inspections to verify compliance with the principles of GCP, cGMP, GLP, and good pharmacovigilance practices (“GVP”). These inspections are also intended to verify compliance with other aspects of the supervision of authorized medicinal products in use in the EU. The EMA coordinates any inspection requested by the CHMP in connection with the assessment of an MAA. Inspections may be routine or triggered by issues arising during the assessment of the dossier or by other information, such as previous inspection experience. Inspections usually are requested during the initial review of an MAA but could also arise post-authorization.

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

Pharmaceutical Pricing and Reimbursement

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of pharmaceuticals have been a focus of this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. For example, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 expanded Medicare coverage for drug purchases by the elderly and changed the way Medicare covers and pays for pharmaceutical products. Cost reduction initiatives and other provisions of this law may decrease the coverage and reimbursement rate that we may receive for any products approved in the U.S. Likewise, healthcare reform measures under the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, referred to together as the Affordable Care Act, contain provisions that may reduce the profitability of drug products by increasing the minimum level of Medicaid rebates payable by manufacturers of brand-name drugs from 15.1% to 23.1%, effective 2011, extending the Medicaid rebate to Medicaid managed care plans, changing the Medicaid rebate rates for line extensions or new formulations of oral solid dosage forms, mandating discounts for certain Medicare Part D beneficiaries, and imposing a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs,” effective 2011, expanding the types of entities eligible for the “Section 340B discounts” for outpatient drugs, requiring manufacturers to participate in a coverage gap discount program, under which they must agree to offer point-of-sale discounts (75% effective as of 2019) off negotiated prices of applicable branded drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D and creating a process for approval of biologic therapies that are similar to or interchangeable with approved biologics. There are numerous steps required to implement the Affordable Care Act, and implementation remains ongoing. Congress also has enacted, and may continue to seek, legislative changes that alter, delay, or eliminate some of its provisions. On February 1, 2016, the Centers for Medicare and Medicaid Services released a long-awaited new rule, the Medicaid Program Covered Outpatient Drug Final Rule, effective April 1, 2016, implementing various provisions of the Affordable Care Act related to “covered outpatient drugs,” including revising the calculation of “average manufacturer price” and addressing other issues relating to Medicaid price reporting and reimbursement. These and other changes contribute to the uncertainty of the ongoing implementation and impact of the Affordable Care Act; they also underscore the potential for additional reform going forward. Certain provisions of enacted or proposed legislative changes may negatively impact coverage and reimbursement of healthcare products and services.

Increasing pricing pressure continues from managed care organizations, government agencies and programs, particularly for new and innovative therapies, that could negatively affect sales and profit margins for any product candidate for which we receive regulatory approval for commercial sale. In the U.S., these include practices of managed care groups, federal and state exchanges, and institutional and governmental purchasers. Changes to the health care system enacted as part of health care reform in the U.S., as well as increased purchasing power of entities that negotiate on behalf of Medicare, Medicaid, and private sector beneficiaries, could negatively impact our sales and profit margins. Such pressures may also increase the risk of litigation or investigations by the government regarding pricing calculations. There has also been recent negative publicity and Congressional scrutiny around pharmaceutical drug pricing in the U.S. These dynamics may give rise to negative reactions to pricing decisions for products for which we may receive regulatory approval in the future, possibly limiting our ability to generate revenue and attain profitability. Moreover, the pharmaceutical industry will likely face greater regulation and political and legal action in the future. In this healthcare regulatory climate, there may be significant delays in and impediments to obtaining coverage and reimbursement for newly approved drugs. Any regulatory approval of our products is limited to specific diseases and indications for which our products have been deemed safe and effective by the FDA. Coverage by federal healthcare programs may be more limited than the purposes for which the drug is approved by the FDA or comparable foreign regulatory authorities’ coverage of the same products. In the U.S. and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the extent to which the costs of the products will be covered and reimbursed by third-party payors, including government healthcare programs such as Medicare and Medicaid, private health insurers and other organizations. Obtaining reimbursement for orphan drugs may be particularly difficult because of the higher prices typically associated with drugs directed at smaller populations of patients. In addition, third-party payors are likely to impose strict requirements for reimbursement in connection with the use of a higher priced drug. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the U.S.

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

In some countries, particularly in the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing and reimbursement negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. In some countries, governments can set conditions that must be satisfied for prices to be set at a certain value. Political, economic and regulatory developments may further complicate pricing and reimbursement negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states, and parallel distribution (arbitrage between low-priced and high-priced member states), can further reduce prices. In some countries, we may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our product candidate to other available therapies in order to obtain reimbursement or pricing approval.

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

The federal False Claims Act imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. Several pharmaceutical and health care companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the free product. Other companies have been prosecuted for causing false claims to be submitted because of these companies’ marketing of a product for unapproved, and thus non-reimbursable, uses. Potential liability under the federal False Claims Act includes mandatory treble damages and significant per claim penalties, currently set at $11,665 to $23,331 per false claim. The majority of states also have statutes or regulations similar to the federal anti-kickback statute and False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs; furthermore, in several states, these statutes and regulations apply regardless of the payor. Sanctions under these federal and state laws may include civil monetary penalties, exclusion of a manufacturer’s product from reimbursement under government programs, debarment, criminal fines, and imprisonment.

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

The federal Physician Payments Sunshine Act, enacted as part of the Affordable Care Act, and its implementing regulations, require manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to payments and other transfers of value made to covered recipients, such as physicians and teaching hospitals, as well as physician ownership and investment interests. Payments made to physicians and certain research institutions for clinical trials are included within the scope of this law. Pharmaceutical manufacturers are required to report and disclose payments and ownership and investment interests held by physicians and their immediate family members during the preceding calendar year. Manufacturers were required to make these first reports for information collected in 2013 by March 31, 2014. Such information is publicly available from the Secretary of Health and Human Services in a searchable format, with data collected in each calendar year published the following June. Failure to submit required information may result in civil monetary penalties of up to $150,000 per year (and up to $1.0 million per year for “knowing failures”) for all payments, transfers of value or ownership or investment interests not reported in an annual submission. If not preempted by this federal law, several states currently require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to individual physicians in those states. Depending on the state, legislation may prohibit various other marketing related activities, or require the posting of information relating to clinical studies and their outcomes. In addition, certain states, such as California, Nevada, Connecticut and Massachusetts, require pharmaceutical companies to implement compliance programs or marketing codes and several other states are considering similar proposals. Manufacturers that fail to comply with these state laws can face civil penalties.

Statutory requirements to disclose publicly payments made to healthcare professionals and healthcare organizations have also been enacted in certain EU member states. In addition, self-regulatory bodies of the pharmaceuticals industry, such as the European Federation of Pharmaceutical Industries and Associations have published codes of conduct to which its members have agreed to abide by, that require the public disclosure of payments made to healthcare professionals and healthcare organizations.

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

Several companies are involved in researching and developing molecules targeting suppression of nonsense mutations and enhancement of translational read-through. However, we believe that ELX-02 is the only drug candidate in clinical development designed to treat nonsense mutations in CFTR, the underlying cause of cystic fibrosis (our lead indication) and cystinosis. Additional competition to ELX-02 may arise from other programs that do not target a specific CFTR mutation class but work via other mechanisms.

COVID-19

The outbreak of COVID-19 and the preventive or protective actions that we, our employees, consultants, suppliers, contract research organizations (CROs), and other partners or governments may take may significantly disrupt our business operations. We are diligently working to ensure that we can continue to operate with minimal disruption, and to mitigate the impact of the pandemic on our employees’ health and safety and that of the patients and healthcare professionals in our clinical trials. However, given the significant uncertainty regarding the ongoing impact of the COVID-19 outbreak, there remains a risk that we or our employees, contractors, suppliers, and other partners may be prevented from conducting business activities for indefinite periods of time, including due to a substantial percentage of personnel contracting the virus or due to shutdowns that may be requested or mandated by governmental authorities.  Given the interconnectivity of the global economy and the possible rate of future global transmission of the virus, the full extent to which the pandemic could affect the global economy is unknown and its impact may extend beyond the areas which are currently known by us to be affected.

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

Human Capital

In order to achieve our goals, it is crucial that we continue to attract and retain top talent. To facilitate talent attraction and retention, we strive to make our Company a safe and rewarding workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation, benefits, health and wellness programs.

As of December 31, 2020, we had 20 employees in the United States and 5 employees in Israel. We believe that we have a good relationship with our employees.

We strive to maintain an inclusive environment free from discrimination of any kind, including sexual or other discriminatory harassment. Our employees have multiple avenues available through which inappropriate behavior can be reported, including a confidential hotline.

As of December 31, 2020, 40% of our employees were female and 60% were male. We are committed to creating and maintaining a diverse and inclusive workplace in which all employees have an opportunity to participate and contribute to the success of the business and are valued for their skills, experience, and unique perspectives. We seek and respect different perspectives, points of view, backgrounds, and communication styles.

The success of our business is fundamentally connected to the well-being of our employees. In response to the COVID-19 pandemic, we implemented modifications to our normal operations, including restrictions on business travel and meetings, permitting employees to work remotely and the implementation of COVID-19 workplace safety guidelines. Our COVID-19 workplace safety guidelines require screening of employees and office visitors for COVID-19 symptoms upon entering our offices, social-distanced workspaces, additional cleaning requirements and mandatory face coverings for common spaces. We also provide components of PPE for all employees working out of our various office locations.

We frequently benchmark our compensation practices and benefits programs against those of comparable industries and peer companies, and in the geographic areas where our facilities are located. We believe that our compensation and employee benefits are competitive and allow us to attract and retain qualified employees throughout our organization. In addition to salaries, employee benefits include annual discretionary bonuses, equity awards, a 401(k) plan for U.S. employees, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and flexible work schedules, among others.

Additional Information

Our principal executive offices are located at 950 Winter Street, Waltham, Massachusetts 02451, and our phone number is (781) 577-5300.

Our corporate website is http://www.eloxxpharma.com. The public can access, through a link on the “Investors” section of our website, free of charge, all reports and other information on file with the United States Securities and Exchange Commission (“SEC”), immediately after we electronically submit such material to the SEC. In addition, we will provide electronic or paper copies of our filings free of charge upon request. Information contained on our corporate website or any other website is not incorporated into this Report and does not constitute a part of this Report.

In addition, the public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room located 100 F Street, NE, Washington, DC 20549. Interested parties may call 1-800-SEC-0330 for further information. The SEC also maintains a website containing publicly available information, at https://www.sec.gov.

We post our code of business conduct and ethics, which applies to all employees, including all executive officers, senior financial officers and directors, in the “Corporate Governance” sub-section of the “Investors” section of our corporate website. Our code of business conduct and ethics complies with Item 406 of SEC Regulations S-K and the Rules of the NASDAQ Stock Market. We intend to disclose any changes to the code that affect the provisions required by Item 406 of Regulation S-K and any waivers of the code of ethics for our executive officers, senior financial officers or directors, on our corporate website.

ITEM 1A.	Risk Factors

Summary

The following is a summary of the principal risks of an investment in our common stock. This summary does not list all the risks that we face. Additional discussion of the risks summarized below follow directly under the heading “Risk Factors” and should be carefully considered, together with other information in this Form 10-K and our other filings with the SEC before making an investment decision regarding our common stock.

Risks Related to Drug Discovery, Development, Regulatory Approval and Commercialization

•	The success of our lead product candidate, ELX-02, is critical to our business. If ELX-02 fails during development, it may adversely impact the commercial viability of ELX-02 and our business.
•

Positive results from preclinical or in vitro and in vivo testing of ELX-02 are not necessarily predictive of the results of future clinical trials of ELX-02. If we cannot achieve positive results in our clinical trials for ELX-02, we may be unable to successfully develop, obtain regulatory approval for and commercialize ELX-02.

•

Our product candidates, including ELX-02, may cause adverse events or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.

•

Our clinical trials are costly, lengthy, time-consuming and difficult to design and implement, may result in unforeseen costs and could be delayed or terminated, which may have a material adverse effect on our business, results of operations and financial condition.

•	We may find it difficult to recruit and enroll patients in our clinical trials, which could cause significant delays in the completion of such trials.
•

Because our clinical trials depend upon third-party researchers, scientists and consultants, the results of our clinical trials and such research activities are subject to delays and other risks that are beyond our control, which could impair our clinical development programs.

•

We are subject to extensive governmental regulation including the requirements of the FDA and comparable foreign regulatory authorities for development and approval of our product candidates before they can be marketed.

•

We may not obtain the necessary FDA, EMA or other worldwide regulatory approvals to commercialize our product candidates in a timely manner, if at all, which would have a material adverse effect on our business, results of operations and financial condition.

•

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell any of our product candidates that obtain regulatory approval, we may be unable to generate any revenue.

•

Even though we have received orphan drug designation from the FDA for ELX-02 for the treatment of cystic fibrosis, cystinosis, MPS I, and Rett syndrome, we may not be able to obtain orphan drug marketing exclusivity for ELX-02 or any of our other potential product candidates for other indications.

•

Developments by competitors may render our products or technologies obsolete or non-competitive which would have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Our Financial Position and Need for Additional Capital

•

We have incurred significant operating losses since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or maintain profitability.

•

We will need substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

•	Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Risks Related to Our Business and Operations

•

We are seeking to expand our business through strategic initiatives. Our efforts to identify opportunities or complete transactions that satisfy our strategic criteria may not be successful, and we may not realize the anticipated benefits of any completed acquisition, collaboration or other strategic transaction.

•

Changes in healthcare laws and implementing regulations, as well as changes in healthcare policy, may affect coverage and reimbursement of our product candidates in ways that we cannot currently predict, and these changes could adversely affect our business and financial condition.

•	Our business could be adversely affected by the effects of widespread public health epidemics and other factors beyond our control.
•	Security breaches, cyber-attacks, or other disruptions could expose us to liability and affect our business and reputation.
•

We rely on third parties to conduct some or all aspects of our product manufacturing, protocol development, research and preclinical and clinical testing, and these third parties may not perform satisfactorily.

•	Our future success depends on our ability to retain key employees, consultants and advisors and to attract, retain and motivate qualified personnel.

Risks Related to Intellectual Property

•

If we fail to adequately protect or enforce our intellectual property rights or secure rights to third party patents, the value of our intellectual property rights would diminish, and our business, competitive position and results of operations would suffer.

•

If we infringe the rights of third parties, we could be prevented from selling products, forced to pay damages and required to defend against litigation which could result in substantial costs and may have a material adverse effect on our business, results of operations and financial condition.

•	We rely on confidentiality agreements that could be breached and may be difficult to enforce which could have a material adverse effect on our business and competitive position.
•	If we cannot meet requirements under our license agreement, we could lose the rights to our product candidates, which could have a material adverse effect on our business.

Risks Related to Our Regional Operations

•	Potential political and economic instability in regions where we conduct business may adversely affect our results of operations.
•

We received Israeli government grants for our research and development activities and programs. The terms of such grants may require us, in the future, to pay royalties and under certain circumstances, penalties in addition to payment of royalties.

Risks Related to Our Common Stock

•	Our stock price may be volatile and may or may not reflect our operations or value, and therefore purchasers of our common stock could incur substantial losses.
•

Our directors, executive officers and principal stockholders own a significant percentage of our capital stock, and they may exert significant influence over the direction of the Company and make decisions that an investor may consider to be adverse to such investor’s interest.

•

Future sales and issuances of our securities or rights to purchase securities, whether in connection with a financing transaction or otherwise, could result in dilution of the percentage ownership of our stockholders and could cause the prices of our securities to decrease.

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

Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for, and successfully commercializing ELX-02 and any future product candidates, either alone or with third parties. Before obtaining regulatory approval for the commercial distribution of our therapeutic product candidates, we or a collaborator must conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. The clinical trials, manufacturing and marketing of ELX-02, and any future product candidates, will be subject to extensive and rigorous review and regulation by numerous governmental authorities in the U.S., the EU and other jurisdictions where we intend to test and, if approved, market our current and future product candidates. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must demonstrate through preclinical studies and clinical trials that the product candidate is safe and effective for use in each target indication, and potentially in specific patient populations, including the pediatric population. This process can take many years and may include post-marketing studies and surveillance, which would require the expenditure of substantial additional resources. Of the large number of drugs in development for approval in the U.S. and the EU, only a small percentage successfully complete the FDA or EMA regulatory approval processes and are commercialized. Accordingly, even if we are able to obtain the requisite financing to continue to fund our research, development and clinical programs, we cannot assure you that ELX-02 or any of our future product candidates will be successfully developed or commercialized.

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

On March 25, 2020, we announced that enrollment in our clinical trials had been paused temporarily in response to the COVID-19 pandemic in order to avoid unnecessary exposure in at-risk populations, to maintain the integrity of our study data and to support global healthcare providers in their commitment to ensure patient safety. On June 17, 2020, we announced that enrollment in our Phase 2 clinical trial in cystic fibrosis had resumed in Israel and Europe, and on August 12, 2020, we announced that enrollment in our Phase 2 clinical trial in cystic fibrosis had resumed in the U.S.  COVID-19 is continuing to evolve and we continue to work closely with our clinical trial sites and investigators to ensure that patient enrollment will continue as quickly as is feasible in a safe environment for our patients. While we remain committed to completing enrollment in these Phase 2 proof of concept clinical trials and reporting top line data in the first half of 2021 contingent on no further disruptions due to the COVID-19 pandemic, we cannot provide assurances as to when this will be accomplished or whether we will incur significant additional costs, expend additional resources or be subject to additional regulatory requirements, including COVID-19 related disruptions, any of which may have a material adverse impact on our financial condition and results of operations.

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

We are unable to predict whether we could be subject to actions under any of these or other fraud and abuse laws, or the impact of such actions. Moreover, to the extent that any of our product candidates will be sold in a foreign country, if approved for marketing, we and our current or future collaborators may be subject to similar foreign laws and regulations. If we or any of our current or future collaborators are found to be in violation of any of the laws described above and other applicable state and federal fraud and abuse laws, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from government healthcare reimbursement programs and the curtailment or restructuring of our operations, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

In addition, the protocols for our clinical trials generally mandate that a patient cannot be involved in more than one clinical trial for the same indication. Therefore, subjects that participate in ongoing clinical trials for products that are competitive with our product candidates are not eligible to participate in our clinical trials. We cannot guarantee that any of our programs will identify a sufficient number of patients to complete clinical development, pursue regulatory approval and market our product candidates, if approved. The combined number of patients in the U.S., Japan and Europe and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with ELX-02, or new patients may become increasingly difficult to identify, all of which would adversely affect our results of operations and our business. An inability to recruit and enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether, which could impact our ability to develop our product candidates and may have a material adverse effect on our business, results of operations and financial condition. On March 25, 2020, we announced that enrollment in our clinical trials had been paused temporarily in response to the COVID-19 pandemic in order to avoid unnecessary exposure in at-risk populations, to maintain the integrity of our study data and to support global healthcare providers in their commitment to ensure patient safety. On June 17, 2020, we announced that enrollment in our Phase 2 clinical trial in cystic fibrosis had resumed in Israel and Europe, and on August 12, 2020, we announced that enrollment in our Phase 2 clinical trial in cystic fibrosis had resumed in the U.S.  COVID-19 is continuing to evolve and we continue to work closely with our clinical trial sites and investigators to ensure that patient enrollment will continue as quickly as is feasible in a safe environment for our patients. We are also evaluating additional clinical sites in other countries where patient enrollment may be feasible. Additionally, significant additional costs as a result of this delay in enrollment or failure to complete enrollment in accordance with our objectives may have a material adverse impact on our financial condition and results of operations.

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

Regulatory authorities in some jurisdictions, including the U.S. and the EU, may designate drugs for relatively small patient populations as orphan drugs in the U.S. and orphan medicinal products in the EU. Under the Orphan Drug Act of 1983, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the U.S. Similarly, in Europe, a medicinal product may receive orphan designation under Article 3 of Regulation (EC) 141/2000. This applies to products that are intended for a life-threatening or chronically debilitating condition and either the condition affects no more than five in 10,000 persons in the EU when the application is made or the product, without the benefits derived from orphan status, would unlikely generate sufficient return in the EU to justify the necessary investment. Moreover, in order to obtain orphan designation in the EU, it is necessary to demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition authorized for marketing in the EU, or if such a method exists, that the product will be of significant benefit to those affected by the condition.

The FDA has granted orphan drug designation for ELX-02 for the treatment of cystic fibrosis, MPS I and Rett syndrome. We may seek orphan drug designation for our other product candidates, and with respect to other indications. Generally, if a drug with an orphan drug designation subsequently receives the first FDA marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug for the same indication for that time period. The applicable period is seven years in the U.S. Orphan drug exclusivity may be lost if the FDA determines that the request for designation contained an untrue statement of material fact or omitted material information required by the orphan drug regulations, if FDA subsequently finds that the drug was not in fact eligible for designation at the time of the designation request submission, if the underlying NDA for approval of the drug is withdrawn, or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the candidate from competition because different drugs can be approved for the same condition. In addition, even after an orphan drug is approved, the applicable regulatory authority can subsequently approve the same or a similar drug from another sponsor for the same condition if it concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Similarly, if our competitors are able to obtain orphan product exclusivity for their products in the same indications for which we are developing our product candidates, we may not be able to have our products approved by the applicable regulatory authority for a significant period of time.

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

We have a history of net losses and negative cash flows from operating activities since inception, and as of December 31, 2020, had an accumulated deficit of $(171.6) million. Historically, we have financed our operations primarily through equity capital investments, and to a lesser extent from loans and grants. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it will be several years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

As of December 31, 2020, we had U.S. federal and state net operating loss, or “NOL”, carryforwards of $108.9 million and $13.7 million, respectively, and federal research tax credit carryforwards of $3.6 million. Certain U.S. NOL carryforwards will begin to expire, if not utilized, beginning in 2021 through 2037, and the research tax credits will expire beginning in 2026 through 2040. Included in these U.S. federal NOL carryforwards are $34.9 million of NOLs generated after the effective date of the TCJA which are not subject to expiration.  Under the TCJA, federal NOLs generated in 2018 and future years may be carried forward indefinitely but may not be carried back and are only eligible to offset up to a maximum of 80% of taxable income generated in a given year. It is uncertain if and to what extent various U.S. states will conform their net operating loss rules to the TCJA.

In general, under Section 382 of the United States Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-ownership change NOLs to offset future taxable income. We may have experienced ownership changes in the past, including in connection with the reverse merger on December 19, 2017 at which time our pre-change U.S. federal NOL carryforward was $77.2 million and research tax credit was $0.7 million. We may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. Although we have not completed our analysis, it is reasonably possible that our federal NOLs available to offset future taxable income could materially decrease. This reduction will be offset by an adjustment to the existing valuation allowance for an equal and offsetting amount. Additionally, our state NOLs available to offset future state income could similarly decrease which would also be offset by an equal and offsetting adjustment to the existing valuation allowance. Given the offsetting adjustments to the existing valuation allowance, any ownership change is not expected to have an adverse material effect on our Consolidated Financial Statements. Finally, as of December 31, 2020, we had Israeli NOL carryforwards of $86.9 million, which carry forward indefinitely.

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

In the U.S., a number of legislative and regulatory initiatives have focused on containing the cost of healthcare. The Patient Protection and Affordable Care Act, or PPACA, was enacted in March 2010. This law substantially changed the way healthcare is financed by both governmental and private insurers in the U.S., and significantly impacts the pharmaceutical industry. PPACA contains a number of provisions that are expected to impact our business and operations, in some cases in ways we cannot currently predict. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, rules regarding prescription drug benefits under health insurance exchanges, expansion of the 340B program, expansion of state Medicaid programs, fraud and abuse enforcement and rules governing the approval of biosimilar products. These changes will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program. In early 2016, CMS issued final regulations to implement the changes to the Medicaid Drug Rebate Program under PPACA. These regulations became effective on April 1, 2016. Moreover, in the future, Congress could enact legislation that further increases Medicaid drug rebates or other costs and charges associated with participating in the Medicaid Drug Rebate Program. Legislative changes to the PPACA also remain possible. The issuance of regulations and coverage expansion by various governmental agencies relating to the Medicaid Drug Rebate Program has increased and will continue to increase our costs and the complexity of compliance, has been and will be time-consuming, and could have a material adverse effect on our results of operations.

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

The success of our business is dependent in large part on our continued ability to attract and retain our senior management, and other highly qualified personnel in our scientific, clinical, manufacturing and commercial organizations. Intense competition exists in the biopharmaceutical industry for these types of personnel. Our business is specialized and global and we must attract and retain highly qualified individuals across many geographies. We may not be able to continue to attract and retain the highly qualified personnel necessary for developing, manufacturing and commercializing our product candidates. If we are unsuccessful in our recruitment and retention efforts, or if our recruitment efforts take longer than anticipated, our business may be harmed. We may face difficulty in attracting and retaining key talent for a number of reasons, including management changes, the underperformance or discontinuation of one or more late-stage programs, recruitment by competitors or delays in the recruiting and hiring process as a result of the COVID-19 pandemic. We cannot ensure that we will be able to hire or retain the personnel necessary for our operations or that the loss of any such personnel will not have a material impact on our financial condition and results of operations.

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

As of December 31, 2020, we owned or licensed 27 issued patents and 47 pending patent applications in the U.S. and abroad, not including U.S. provisional applications. However, with regard to the pending provisional applications, the filing of a patent application does not mean that we will be issued a patent, or that any patent eventually issued will be as broad as requested in the patent application or sufficient to protect our technology. Any modification required to a currently pending patent application may delay the approval of such patent application which could have a material adverse effect on our business, results of operations and financial condition. In addition, there are a number of factors that could cause our current or future issued patents to become invalid or unenforceable or that could cause our pending patent applications to not be granted, including known or unknown prior art, deficiencies in the patent application or lack of originality of the technology. Our competitive position and future revenue will depend in part on our ability and the ability of our licensors and collaborators to obtain and maintain patent protection for our product candidates, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties. However, we cannot predict:

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

Furthermore, the lives of our patents are limited. With regard to our lead compound ELX-02, patents that have issued or that may issue in the future from our primary composition of matter patent family are currently set to expire in 2031. We have pending patent families directed to specific methods of manufacturing ELX-02 and using ELX-02 to treat various ocular conditions, and any patents that may issue from these families would be expected to expire in 2038 and 2039, respectively.  However, these applications may not issue, and even if they do issue the resultant patents may not provide adequate coverage to meaningfully block competitors from launching their products. We will likely pursue additional patent protection relating to ELX-02 in the future, including for example additional methods of use or manufacture, specific formulations, or combinations of ELX-02 with other therapeutic agents. However, as with our pending patent families, any applications we file in the future may not issue or may not result in adequate coverage to adequately protect our assets.

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

Pursuant to our 2018 Equity Incentive Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. As of December 31, 2020, individuals held share awards to purchase or receive an aggregate of 4,476,678 shares of our common stock. If our board of directors elects to increase the number of shares available for future grant by the maximum amount each year, our stockholders may experience additional dilution, which could have a negative effect on our share price.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

Our principal executive offices are currently located at 950 Winter Street, Waltham, Massachusetts, and consist of 10,674 square feet of office space under lease until September 2021, with an option to extend the lease period for additional three years. We also lease additional office space in Morristown, New Jersey and Rehovot, Israel.  We believe that our existing facilities are adequate to meet current business needs, and that suitable additional or substitute space will be available as needed to accommodate our future office space needs.  We are currently assessing the impact of the COVID-19 pandemic and the increase in remote work on our future real estate needs.

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

Holders

As of March 8, 2021, there were approximately 65 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Recent Sales of Unregistered Securities

None, except as previously disclosed on our Quarterly Reports on Forms 10-Q and Current Reports on Forms 8-K.

Purchases of Equity Securities by the Issuer or Affiliated Purchaser

There were no repurchases of shares of our common stock during the fourth quarter ended December 31, 2020.

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

In 2019, we advanced our clinical program for ELX-02 into Phase 2 studies in cystic fibrosis and nephropathic cystinosis following completion of our MAD (multiple ascending dose) study in healthy volunteers and renal impairment study in healthy volunteers as well as volunteers  with mild, moderate, and severe renal impairment. The results from the MAD study were presented in 2019 at both the European Cystic Fibrosis Society clinical meeting and the North American Cystic Fibrosis Conference (NACFC).  The results have also been published in the Journal of Clinical Pharmacology in Drug Development in January of 2021. The results from the renal impairment study were presented at the 2019 American Society of Nephrology (ASN) Kidney Week and published in December 2020 in the Journal of Clinical Pharmacology. The results from the renal impairment study provided support for both continuing our clinical development programs and evaluating the suitability of our ERSG library for development in additional renal diseases, including ADPKD.

Our research and development strategy targets rare or ultra-rare diseases where a high unmet medical need exists, a nonsense mutation-bearing patient population is established, preclinical read-through can be established in predictive personalized medicine models, and a defined path through Orphan Drug development, regulatory approval, patient access and commercialization is identified. We believe patient advocacy is an important element of patient focused drug development, and we seek opportunities to collaborate with patient advocacy groups throughout the discovery and development process. Our current clinical program for our lead investigational drug product candidate, ELX-02, consists of Phase 2 studies in cystic fibrosis.

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

Currently, the clinical program for our lead investigational drug candidate, ELX-02, is focused on development for cystic fibrosis patients with diagnosed nonsense mutations. We have completed a Phase 1 single ascending dose (SAD) trial, a multiple ascending dose (MAD) trial, and a renal impairment study with healthy volunteers as well as volunteers having mild, moderate and severe renal impairment. The results of the SAD study were published in Clinical Pharmacology in Drug Development in January 2019. The results from the MAD study were presented in 2019 at both the European Cystic Fibrosis Society clinical meeting and the North American Cystic Fibrosis Conference (NACFC).  The results have also been published in the Journal of Clinical Pharmacology in Drug Development in January of 2021. The results from the renal impairment study were presented at the 2019 American Society of Nephrology (ASN) Kidney Week and published in December 2020 in the Journal of Clinical Pharmacology.

Our scientific review written by Professor Eitan Kerem, M.D., Senior Attending Physician at the Hadassah CF Center in Jerusalem, Israel and Senior Medical Consultant to Eloxx, titled “ELX-02: an investigational read-through agent for the treatment of nonsense mutation-related genetic disease” was published in October 2020 by the Journal Expert Opinion on Investigational Drugs.  This manuscript details the development of ELX-02 for the restoration of functional protein in nonsense-mediated disease in support of our ongoing Phase 2 trials.

Our scientific manuscript titled “Targeting G542X CFTR Nonsense Alleles With ELX-02 Restores CFTR Function in Human-Derived Intestinal Organoids” was published in the Journal of Cystic Fibrosis in February 2021.  This manuscript reviews the results of our evaluation of ELX-02 mediated read-though, using the CFTR-dependent Forskolin-induced swelling (FIS) assay across a selection of G542X homozygous and heterozygous patient-derived organoids, ELX-02 increased CFTR activity in a dose-dependent fashion across a variety of forskolin induction concentrations. The functional increases are similar to those obtained with tezacaftor/ivacaftor in an F508del homozygous organoid. Additionally, ELX-02 treatment of these patient-derived organoids results in a 5-fold increase in CFTR mRNA when compared with vehicle treated, resulting in normalization of CFTR mRNA as measured using Nanostring.

Our Phase 2 cystinosis trial involved two sequential cohorts with three escalating doses in three patients per cohort. The first cohort enrolled three homozygous W138X patients ages 23 to 38, with prior kidney transplants and varying degrees of renal insufficiency. In January 2020, we announced positive data from the first cohort of the Phase 2 study of ELX-02 in the treatment of patients with nonsense mutation-mediated nephropathic cystinosis. The results of the first cohort met the primary safety endpoint and the reductions in white blood cell (WBC) cystine provided a clear indication of biologic activity in these patients at nominal doses > 0.5 mg/kg/day. Following review of the safety and pharmacokinetic data by an independent Safety Review Committee (SRC), the SRC approved progressing to the second cohort that would enable enrolling patients ages 12 and older. Due to study design limitations, patients across all dose groups had elevated and uncontrolled pretreatment WBC cystine levels which made it difficult to fully evaluate ELX-02-mediated WBC cystine reductions. Therefore, we have discontinued this study and will not proceed with the second cohort as contemplated in the original protocol.  We plan to continue to review these data with a panel of scientific and clinical experts to determine appropriate modifications for a possible new study design.

The clear indications of biologic activity in this study provide human clinical proof of concept for ELX-02 and de-risk other clinical applications of our ERSG library using this dosage range. These encouraging results also provide a basis for expansion to studies of additional kidney diseases caused by nonsense mutations, such as ADPKD.

Our Phase 2 cystic fibrosis clinical trial program for ELX-02 is being conducted at leading global investigator sites in Europe, Israel and the United States. On March 25, 2020, we announced that enrollment in these trials had been paused temporarily in response to the global COVID-19 pandemic in order to avoid unnecessary exposure in at-risk populations, to maintain the integrity of our study data and to support global healthcare providers in their commitment to ensure patient safety. On June 17, 2020, we announced that enrollment had been resumed in Israel and Europe, and on August 12, 2020, we announced that enrollment had been resumed in the U.S.  The COVID-19 pandemic continues to evolve, and we continue to work closely with our clinical sites and investigators. We are also evaluating additional clinical sites in other countries where patient enrollment may be feasible. We remain committed to completing enrollment in these Phase 2 proof of concept clinical trials and reporting top line data in the first half of 2021, which is contingent on no further disruptions due to the COVID-19 pandemic. Several planned Safety Review Committee meetings have occurred and allowed dose escalation up to the top dose level with no drug-related serious adverse events reported to date. Multiple patients have progressed through the four-dose escalation range. The Cystic Fibrosis Foundation (“CF Foundation”) is providing funding for a portion of the U.S. program and in December of 2020, expanded its support to include our global clinical trial program. We have since formed a joint program advisory group with the CF Foundation focused on the development of ELX-02 for cystic fibrosis. The Cystic Fibrosis Therapeutics Development Network (“TDN”) has sanctioned the Phase 2 study protocol, which is being conducted at TDN member sites. Additional information about our clinical trials can be found at www.ClinicalTrials.gov (Identifiers: NCT04126473 and NCT04135495).

Professor Eitan Kerem, M.D., former Head of the Division of Pediatrics, Children’s Hospital, Hadassah Medical Center in Israel, has joined Eloxx as a Senior Medical Consultant. For the U.S. trial, Dr. Ahmet Uluer, Director of the Adult Cystic Fibrosis Program at the Boston Children’s Hospital/Brigham and Women’s Hospital CF Center, is the lead study investigator. The protocols have been sanctioned by the TDN in the U.S. and the European Cystic Fibrosis Society Clinical Trial Network (which has given our Europe/Israel trial a “high priority” ranking).  During October 2019, we completed an interim CMC review meeting with the U.S. Food and Drug Administration (the “FDA”) and we have gained alignment with the agency on our manufacturing formulation and process, which we believe will be suitable for our expected drug supply needs through completion of our pivotal trials. The in-person ECFS conference in Lyon, France scheduled for June 2020 was cancelled, and we withdrew our abstract. We presented data from two scientific abstracts at the North American Cystic Fibrosis Virtual Conference (NACFC). The two abstracts were also showcased in the NACFC virtual poster gallery and electronically published as a supplement to Pediatric Pulmonology. The live sessions and discussions took place through October 23, 2020. These virtual posters are available to registered attendees on the NACFC online conference platform. The preclinical study results demonstrate ELX-02’s selectivity for read-through of premature stop codons versus native stop codons and its ability to restore production of functional CFTR in patient-derived organoids.

We believe there is a significant unmet medical need in the treatment of cystic fibrosis patients carrying nonsense mutations on one or both alleles of the CFTR gene. Cystic fibrosis is the most prevalent genetic disease in the western world and there are no currently approved therapies that target the impairment associated with Class 1 CFTR mutations. We believe that nonsense mutations may impact a similar proportion of patients diagnosed with cystinosis. Given the high proportion of pediatric patients in many rare orphan diseases, we intend to apply for relevant Orphan Drug incentives in the U.S. and Europe, including the Rare Pediatric Disease Priority Review Voucher in the U.S. Currently, the European Medicines Agency (the “EMA”) has designated ELX-02 as an orphan medicine for the treatment of cystic fibrosis and mucopolysaccharidosis type I (MPS I).  The FDA had previously granted orphan drug designation to ELX-02 for the treatment of nephropathic cystinosis, MPS I, and Rett syndrome, and on August 4, 2020, we announced that the FDA had granted orphan drug designation for ELX-02 for the treatment of cystic fibrosis. The FDA’s Office of Orphan Drug Products grants orphan status to support the development of medicines for underserved patient populations, or rare disorders, that affect fewer than 200,000 people in the U.S.  Orphan drug designation provides certain benefits, including seven years of market exclusivity upon regulatory approval (if received), exemption from FDA application fees, tax credits on qualified U.S. clinical trials and eligibility for grant funding opportunities that can be used for clinical trial costs.

We are also evaluating the suitability of our ERSG library for development in renal diseases associated with nonsense mutations, such as ADPKD. ADPKD is a relatively common inherited genetic kidney disease occurring in between one in 400 and one in 1,000 patients and is the fourth leading cause of end-stage renal disease in the U.S. Over 25% of the primary genetic changes that cause ADPKD are nonsense mutations, where a premature stop codon in the gene leads to a truncated, often unstable, protein. We have evaluated the three most relevant ADPKD nonsense mutations in an in vitro read-through assay and have demonstrated significant levels of read-through for ELX-02 and several library compounds, which is the first step in our preclinical development toward an IND.

We continue to progress our ERSG pipeline in IRDs, another area of high unmet medical need, that are associated with vision loss and blindness. There are over 300 IRDs associated with nonsense mutations. In 2020, we reported on a critical milestone demonstrating that several of our library compounds successfully reach retinal disorder-relevant tissue layers and can restore protein production in an animal model. These data support the suitability of our ERSG compounds for reaching and promoting read-through in target cells within the retina. We presented data at the Association for Research in Vision and Ophthalmology (ARVO) Annual Meeting in May 2020, which was held virtually.  Our IRD research also includes exploring multiple sustained release formulation technologies, and in vitro release rates achieved to date have been consistent with our target release profile of one to three months. Our scientific manuscript titled “Intravitreal administration of small molecule read-through agents demonstrate functional activity in a nonsense mutation mouse model” was published in October 2020 by the Journal of Experimental Eye Research. This manuscript demonstrates that multiple small molecules in our ERSG library mediate dose-dependent read-through at the back of the eye after a single intravitreal injection. Collectively, our manuscripts demonstrate the wide-ranging potential of our small molecule read-through approach to rare genetic disorders mediated by nonsense mutations; from targeted delivery for inherited retinal disorders to systemic delivery for multi-system disorders like cystic fibrosis.

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

Our arrangements with contract research organizations in connection with clinical trials often provide for payment prior to commencing the project or based upon predetermined milestones throughout the period during which services are expected to be performed. We recognize expense relating to these arrangements based on the various services provided over the estimated time to completion. The date on which services commence, the level of services performed on or before a given date, and the cost of such services are often determined based on subjective judgments. We make these judgments based upon the facts and circumstances known to us based on the terms of the contract and our ongoing monitoring of service performance. During the years ended December 31, 2020 and 2019, we had arrangements with multiple contract research organizations whereby these organizations commit to performing services for us over multiple reporting periods. We recognize the expenses associated with these arrangements based on our expectation of the timing of the performance of components under these arrangements by these organizations. Generally, these components consist of the costs of setting up the trial, monitoring the trial, closing the trial and preparing the resulting data. Costs related to patient enrollment in clinical trials are accrued as patients are enrolled in the trial.

With respect to financial reporting periods presented in this Report, the timing of our actual costs incurred have not differed materially from our estimated timing of such costs. In light of the foregoing, we do not believe our practices for estimating future expenses and making judgments concerning the accrual of expenses are reasonably likely to change in the future.

Results of Operations

For discussion of 2019 results and comparison with 2018 results, refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Comparison of the Years Ended December 31, 2020 and 2019

Dollar amounts in the following table are in thousands:

	Year ended December 31,
	2020	2019	2020 / 2019
Operating expenses:
Research and development	$14,590	$26,349	$(11,759)	(45)%
General and administrative	14,847	24,206	(9,359)	(39)%
Restructuring charges	4,018	—	4,018	—%
Total operating expenses	33,455	50,555	(17,100)	(34)%
Loss from operations	(33,455)	(50,555)	17,100	(34)%
Other (income) expense, net	1,122	319	803	252%
Loss before income taxes	(34,577)	(50,874)	16,297	(32)%
Provision for income taxes	—	—	—	—%
Net loss	$(34,577)	$(50,874)	$16,297	(32)%

Research and development expenses

Research and development expenses were $14.6 million for the year ended December 31, 2020 compared to $26.3 million for the year ended December 31, 2019, a decrease of $11.8 million. The decrease was primarily related to a decrease in salaries and other personnel related costs of $1.2 million, a $1.5 million decrease in stock-based compensation expense, and a $9.1 million decrease in expenses related to subcontractors, consultants and advisors in connection with continued development of ELX-02 due to the impact of the COVID-19 pandemic.  These decreases were all primarily related to the realignment actions taken by our Board of Directors in February 2020, including reductions in research and development headcount and in external spending.

General and administrative expenses

General and administrative expenses were $14.8 million for the year ended December 31, 2020 compared to $24.2 million for the year ended December 31, 2019, a decrease of $9.4 million. The decrease was primarily related to a $3.3 million decrease in stock-based compensation expense, a $4.1 million decrease in expenses attributable principally to infrastructure related costs including legal, accounting and other professional fees and a $1.9 million decrease in salaries and other personnel related costs. These decreases were all primarily related to the realignment actions taken by our Board of Directors in February 2020, including reductions in general and administrative headcount and in external spending.

Restructuring charges

Restructuring charges of $4.0 million for the year ended December 31, 2020 resulted from the leadership and organizational realignment during the first quarter of 2020.  The total included $1.9 million related to contract termination and employee separation costs (primarily severance and benefits) and $2.1 million of non-cash stock compensation, relating to accelerated vesting of executive stock awards.  There were no similar charges during the year ended December 31, 2020.

Other expense (income), net

We recorded $1.1 million in other expense, net for the year ended December 31, 2020 compared to $0.3 million for the year ended December 31, 2019, an increase of $0.8 million. The increase was primarily due a decrease in interest income of $0.7 million and investment income of $0.3 million, offset by a $0.2 million decrease in debt issuance costs and interest expense related to the commencement of principal repayments on the term loan in February 2020.

Provision for income taxes and net operating loss carryforwards

There were no provisions for or benefits from income taxes recorded in the years ended December 31, 2020 and 2019.  As of December 31, 2020, we had U.S. federal and state net operating loss (“NOL”) carryforwards of $108.9 million and $13.7 million, respectively, and federal research tax credit carryforwards of $3.6 million. Certain U.S. net operating loss carryforwards will begin to expire, if not utilized, beginning in 2021 through 2037, and the research tax credits will expire beginning in 2027 through 2037. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Included in these U.S. federal NOL carryforwards are $34.9 million of NOLs generated after the effective date of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which are not subject to expiration, but may not be carried back and are only eligible to offset up to a maximum of 80% of taxable income generated in a given year.  Under the Tax Act, federal net operating losses incurred beginning in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various U.S. states will conform to the newly enacted federal tax law. Also, as of December 31, 2020, we had Israeli NOL carryforwards of $86.9 million, which carry forward indefinitely.

Liquidity, Capital Resources and Going Concern

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

Since our inception, we have incurred significant operating losses. Our net losses were $(34.6) million and $(50.9) million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $(171.6) million. To date, we have financed our operations primarily through equity capital investments, and to a lesser extent, from loans and grants. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it may be several years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. We expect to continue to incur significant expenses and operating losses for the foreseeable future. A successful transition to profitable operations is dependent upon achieving a level of revenue adequate to support our cost structure. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses may increase if, and as, we:

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

We may never achieve profitability, and unless and until we do, we will continue to need to raise additional cash to fund our operations. On February 24, 2020, our Board of Directors approved a leadership and organizational re-alignment, which is expected to achieve annual cost savings of approximately $4.9 million primarily related to salaries and benefits, with fiscal year 2020 savings of approximately $2.3 million, net of severance costs. Our cash, and cash equivalents are highly liquid investments with original maturities of one year or less at the date of purchase and consist of cash in operating accounts and secured investments, primarily money market funds.

Although the impact of the COVID-19 pandemic on clinical operations and trial enrollment cannot fully be determined, we believe that our cash and cash equivalents of $24.7 million at December 31, 2020, will enable us to meet the anticipated cash needs required to reach top line Phase 2 data in cystic fibrosis; however, this amount is not sufficient to maintain our current and planned operations for at least the next twelve months following the filing of this Annual Report on Form 10-K. Beyond that point, we will need to raise additional capital to finance our operations, which cannot be assured.  We have concluded that these conditions, in aggregate, raise substantial doubt about our ability to continue as a going concern without additional funding through one year after the date these consolidated financial statements are issued.

Management intends to fund future operations through private or public debt or equity financing transactions and may seek additional capital through arrangements with strategic partners or from other sources. The availability of sufficient funding to alleviate the conditions that raise substantial doubt are not within management’s control and cannot be assessed as being probable of occurring. If we are unable to obtain adequate financing, we will evaluate alternatives which may include reducing or deferring operating expenses, which may have a material adverse effect on our operations and future prospects.

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

Outstanding principal on the loan accrues interest at a floating rate equal to the greater of (i) 5.25% per annum and (ii) the sum of 2.5% plus the prime rate, as published in the Wall Street Journal. Interest payments are payable monthly following the funding of the loan. On December 31, 2020, the interest rate was 5.75%. We commenced making payments on the outstanding principal balance of the loan on February 1, 2020, which is payable in 36 equal monthly installments. Amounts outstanding under the loan are due and payable on January 1, 2023.

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

Cash Flows

The following table presents the major components of net cash flows provided by (used in) operating, investing and financing activities for the periods presented (in thousands):

	Year ended December 31,
	2020	2019
Net cash used in operating activities	$(28,166)	$(39,391)
Net cash provided by (used in) investing activities	$33,792	$(33,524)
Net cash (used in) provided by financing activities	$(3,438)	$46,800

Our operating activities used cash of $28.2 million and $39.4 million for the years ended December 31, 2020 and 2019, respectively. Cash used in operations resulted primarily from our net losses adjusted for non-cash items and changes in working capital. During the year ended December 31, 2020, our net loss was $34.6 million, partially offset by non-cash charges of $8.7 million related to stock-based compensation expense and $0.1 million of depreciation expense. Changes in working capital for the period were $3.4 million, related primarily to decreases in accounts payable and accrued expenses. During the year ended December 31, 2019, our net loss was $50.9 million, partially offset by non-cash charges of $11.4 million related to stock-based compensation expense and $0.1 million of depreciation expense. Changes in working capital for the period were $0.6 million, related primarily to changes in accounts payable and accrued expenses.

Our investing activities provided cash of $33.8 million and used cash of $33.5 million for the years ended December 31, 2020 and 2019, respectively. Cash provided by investing activities during the year ended December 31, 2020 was primarily related to $33.8 million of proceeds from maturities of marketable securities.  Cash used in investing activities during the year ended December 31, 2019 consisted primarily of purchases of marketable securities of $67.2 million, offset by proceeds of $33.8 million received upon maturities of marketable securities.

Our financing activities used cash of $3.4 million and provided cash of $46.8 million for the years ended December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, net cash used in financing activities resulted primarily from $4.6 million in term loan principal repayments, offset by $0.8 million received from the PPP Loan and $0.4 million in advances received from collaboration partners. During the year ended December 31, 2019, net cash provided by financing activities resulted primarily from net proceeds of $32.2 million from our public offering of common stock in June 2019, the issuance of debt of $14.7 million (net of issuance costs) in January 2019, and proceeds of $0.7 million from the sale of common stock, offset by $1.4 million of taxes paid upon the vesting of restricted stock units.

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

Government Grants from the Israeli Innovation Authority (“IIA”)

To date, we have received research and development grants from the IIA totaling $2.6 million. No grants were received for the years ended December 31, 2020, 2019 or 2018.

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

As of December 31, 2020, we have not commenced the payment obligation of the royalties and have a contingent obligation with respect to royalty-bearing participation received or accrued, amounting to $2.7 million, including accrued LIBOR interest.

Technion Research and Development Foundation Limited Agreement

On August 29, 2013, we entered into an agreement (the “Technion Agreement”) with the Technion Research and Development Foundation Limited (“TRDF”), with respect to certain technology relating to aminoglycosides and the redesign of aminoglycosides for the treatment of human genetic diseases caused by premature stop mutations and further results of the research of the technology, in order to develop and commercialize products based on such technology. Under the Technion Agreement, TRDF is obligated to provide us with research services for an estimated annual payment of $0.1 million, the precise amount to be agreed by the parties prior to the beginning of each year of the research period. During the year ended December 31, 2020 no expenses were incurred and for the years ended December 31, 2019 and 2018, we recorded research and development expenses of $0.2 million and $0.1 million, respectively, in relation to the Technion Agreement for the reimbursement of costs incurred during the preparation, filing, prosecution and maintenance of the TRDF patents rights related to Eloxx Limited (Israel).  As of December 31, 2020 no amounts were recorded in accrued expenses and as of December 31, 2019, amounts recorded in accrued expenses were $0.1 million.

In addition, TRDF granted us a license to use, market, sell or sub-license the rights of the product developed under the TRDF research results (the “Licensed Product”), as defined in the Technion Agreement, for the following considerations: (a) milestone payments up to total consideration of $6.1 million, to be transferred upon meeting certain milestones as defined in the Technion Agreement; (b) certain royalties in the low- to mid-single-digit percentage of net sales (subject to change in the case of (x) sublicensing to a big pharmaceutical or biotechnology company, or (y) payment of royalties to third parties, or (z) commercialization by a third party of an authorized generic to a licensed product), for a period until the later of (i) the expiration of a valid claim on the Licensed Product in each country the Licensed Product is sold to, or (ii) a certain amount of years from the date of the first commercial sale of the Licensed Product in such country, and (c) a low- to mid-double-digit percentage of any non-royalty sub-license income received by us from a sub-licensed entity. During the year ended December 31, 2020, we made the first milestone payment of $0.1 million to TRDF.

Off-Balance Sheet Arrangements

As of December 31, 2020 and 2019, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

None.

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

As of December 31, 2020, our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer have concluded based upon the evaluation described above that, as of December 31, 2020, our disclosure controls and procedures were effective in ensuring that material information relating to the Company, including its consolidated subsidiaries, required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such material information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the guidelines established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to our status as a Smaller Reporting Company and a non-accelerated filer.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2020, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.41	Change in Control Severance Benefit Plan, dated September 17, 2019 (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on November 6, 2019, SEC File No. 001-31326).

Exhibit No.	Description of Exhibit

10.42**

Executive Employment Agreement between Eloxx Pharmaceuticals, Inc. and Gregory C. Williams dated as of February 25, 2020 (incorporated by reference to Exhibit 10.42 of our Annual Report on Form 10-K filed on March 6, 2020, SEC File No. 001-31326).

10.43**

Executive Employment Agreement between Eloxx Pharmaceuticals, Inc. and Neil Belloff dated as of February 25, 2020 (incorporated by reference to Exhibit 10.43 of our Annual Report on Form 10-K filed on March 6, 2020, SEC File No. 001-31326).

10.44**

Employment offer letter between Eloxx Pharmaceuticals, Inc. and Stephen G. MacDonald dated as of September 24, 2019 (incorporated by reference to Exhibit 10.44 of our Annual Report on Form 10-K filed on March 6, 2020, SEC File No. 001-31326).

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

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Link Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

ELOXX PHARMACEUTICALS, INC. (Registrant)

Date: March 12, 2021	/s/ Gregory C. Williams
Gregory C. Williams, Ph.D., MBA
Chief Executive Officer (On behalf of the Registrant and as Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gregory C. Williams and Stephen G. MacDonald, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this report, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their, his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory C. Williams Gregory C. Williams, Ph.D., MBA	Chief Executive Officer (Principal Executive Officer)	March 12, 2021

/s/ Stephen G. MacDonald Stephen G. MacDonald	Vice President, Finance and Accounting, and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2021

/s/ Tomer Kariv Tomer Kariv	Chairman of the Board of Directors	March 12, 2021

/s/ Ran Nussbaum Ran Nussbaum	Director	March 12, 2021

/s/ Silvia Noiman Silvia Noiman, Ph.D.	Director	March 12, 2021

/s/ Gadi Veinrib Gadi Veinrib	Director	March 12, 2021

/s/ Zafrira Avnur Zafrira Avnur, Ph.D.	Director	March 12, 2021

/s/ Martijn Kleijwegt Martijn Kleijwegt	Director	March 12, 2021

/s/ Steven D. Rubin Steven D. Rubin	Director	March 12, 2021

/s/ Jasbir Seehra Jasbir Seehra, Ph.D.	Director	March 12, 2021

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Eloxx Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eloxx Pharmaceuticals, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholder’s equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Emphasis of Matter Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued Research and Development Expenses – Clinical Trial Costs and Contract Research Liabilities — Refer to Notes 2 and 5 to the financial statements

Critical Audit Matter Description

The Company is required to estimate accrued clinical trial costs and contract research liabilities incurred for research and development expenses incurred in connection with its pre-clinical research and clinical trials. The Company recognizes and measures these costs based on the date on which services commence and the level of services performed on or before December 31, 2020. The cost of such services are often determined based on subjective judgments and requires management to make certain estimates as to the progress of completion.

We identified the accrued research and development expenses, specifically clinical trial costs and contract research liabilities related to contract research organizations, as a critical audit matter because of the significant estimates and assumptions management makes to measure these accrued liabilities. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s methods of data collection, including the identification of services provided by contract research organizations, and assumptions underlying the accrued clinical trial costs and contract research liabilities.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the clinical trial costs and contract research liabilities included evaluating the methods and assumptions used by management to estimate the clinical trial costs and contract research liabilities, including the following, among others:

•

We evaluated management’s assessment of the level of services performed by clinical research organizations by performing corroborating inquiries with the Company’s clinical research managers and comparing the estimates to management’s clinical research progress reports, research milestone specifications, and contract research agreements.

•

We evaluated the reasonableness of management’s methods for the identification of services provided by contract research organizations and development of assumptions for estimating accrued clinical trial costs and contract research liabilities by:

o	Performing retrospective review on the prior period estimates to compare to actual settled costs.
o	Inspecting third-party documents such as service contracts, status reports, and other correspondence, and agreeing them to the recorded accrued research and development costs.
o	Developing independent estimates for the accrued clinical trial costs and contract research liabilities.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 12, 2021

We have served as the Company’s auditor since 2018.

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$24,668	$22,493
Marketable securities	—	33,783
Restricted cash	56	43
Prepaid expenses and other current assets	1,169	1,390
Total current assets	25,893	57,709
Property and equipment, net	133	201
Operating lease right-of-use asset	421	924
Other long-term assets	30	113
Total assets	$26,477	$58,947

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$481	$1,871
Accrued expenses	2,886	4,655
Current portion of long-term debt	5,239	4,336
Advances from collaboration partners	805	403
Current portion of operating lease liability	389	499
Taxes payable	38	43
Total current liabilities	9,838	11,807
Long-term debt	6,376	10,502
Operating lease liability	33	425
Total liabilities	16,247	22,734
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued or outstanding as of December 31, 2020 and 2019	—	—
Common stock, $0.01 par value per share, 500,000,000 shares authorized, 40,350,922 and 40,186,469 shares issued, and 40,157,187 and 40,030,763 shares outstanding as of December 31, 2020 and 2019, respectively	404	402
Common stock in treasury, at cost, 193,735 and 155,706 shares as of December 31, 2020 and 2019, respectively	(1,828)	(1,703)
Additional paid-in capital	183,250	174,515
Accumulated other comprehensive income	—	18
Accumulated deficit	(171,596)	(137,019)
Total stockholders’ equity	10,230	36,213
Total liabilities and stockholders’ equity	$26,477	$58,947

See accompanying notes to consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands, except share and per share data)

	Year ended December 31,
	2020	2019	2018
Operating expenses:
Research and development	$14,590	$26,349	$20,489
General and administrative	14,847	24,206	26,482
Restructuring charges	4,018	—	—
Reverse merger related expenses	—	—	594
Total operating expenses	33,455	50,555	47,565
Loss from operations	(33,455)	(50,555)	(47,565)
Other expense (income), net	1,122	319	(502)
Loss before income taxes	(34,577)	(50,874)	(47,063)
Provision for income taxes	—	—	122
Net loss	$(34,577)	$(50,874)	$(47,185)

Net loss per share, basic and diluted	$(0.86)	$(1.34)	$(1.45)
Weighted average number of shares of common stock used in computing net loss per share, basic and diluted	40,124,953	38,063,173	32,436,506

Comprehensive loss:
Net loss	$(34,577)	$(50,874)	$(47,185)
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale securities	(18)	18	—
Comprehensive loss	$(34,595)	$(50,856)	$(47,185)

See accompanying notes to consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

	Common Stock				Treasury Stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Shares	Amount	Accumulated deficit	Total stockholders’ equity
Balance as of December 31, 2017	27,527,738	$274	$60,047	$—	—	$—	$(38,960)	$21,361
Exercise of stock options	1,334,522	14	432	—		—	—	446
Issuance of common stock upon Technion settlement	569,395	6	(6)	—	—	—	—	—
Issuance of shares upon execution of warrants	60,989	1	51	—	(3,385)	(52)	—	—
Issuance of shares upon public offering	5,899,500	60	53,513	—	—	—	—	53,573
Issuance of common stock from at-the-market sales agreement	201,100	2	2,421	—	—	—	—	2,423
Repurchase of common stock	(5,076)	—	—	—	(5,000)	(31)	—	(31)
Vesting of restricted stock units	271,946	3	(3)	—	(83,038)	(1,046)	—	(1,046)
Stock-based compensation expense	—	—	13,370	—	—	—	—	13,370
Net loss	—	—	—	—	—	—	(47,185)	(47,185)
Balance as of December 31, 2018	35,860,114	360	129,825	—	(91,423)	(1,129)	(86,145)	42,911
Exercise of stock options	116,327	1	168	—	—	—	—	169
Issuance of shares upon execution of warrants	44,814	1	178	—	(14,893)	(179)	—	—
Issuance of shares upon public offering	3,833,334	38	32,134	—	—	—	—	32,172
Issuance of common stock from at-the-market sales agreement	35,362	—	455	—	—	—	—	455
Issuance of warrants	—	—	421	—	—	—	—	421
Vesting of restricted stock units	140,812	2	(2)	—	(49,390)	(395)	—	(395)
Stock-based compensation expense	—	—	11,336	—	—	—	—	11,336
Change in unrealized gain (loss) on investments	—	—	—	18	—	—	—	18
Net loss	—	—	—	—	—	—	(50,874)	(50,874)
Balance as of December 31, 2019	40,030,763	402	174,515	18	(155,706)	(1,703)	(137,019)	36,213
Exercise of stock options	17,210	1	70	—	—	—	—	71
Vesting of restricted stock units	109,214	1	(1)	—	(38,029)	(125)	—	(125)
Stock-based compensation expense	—	—	8,666	—	—	—	—	8,666
Change in unrealized gain (loss) on investments	—	—	—	(18)	—	—	—	(18)
Net loss	—	—	—	—	—	—	(34,577)	(34,577)
Balance as of December 31, 2020	40,157,187	$404	$183,250	$—	(193,735)	$(1,828)	$(171,596)	$10,230

See accompanying notes to consolidated financial statements.

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(34,577)	$(50,874)	$(47,185)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	8,666	11,336	13,370
Depreciation	68	87	216
Loss (gain) on sales and disposals of property and equipment	—	(2)	12
Amortization of operating lease right-of-use asset	503	472	—
Amortization of debt discount	563	535	—
Amortization, net, of premiums and discounts on investments	15	(301)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	262	83	(1,121)
Accounts payable	(1,390)	1,124	(780)
Accrued expenses	(1,769)	(1,300)	3,999
Operating lease liabilities	(502)	(472)	—
Taxes payable	(5)	(79)	122
Net cash used in operating activities	(28,166)	(39,391)	(31,367)
Cash flows from investing activities:
Purchases of marketable securities	—	(67,214)	—
Proceeds from maturities of marketable securities	33,750	33,750	—
Purchase of property and equipment	—	(40)	(235)
Proceeds from sales of property and equipment	—	2	6
Cash received (paid) for long-term deposits	42	(22)	(88)
Net cash provided by (used in) investing activities	33,792	(33,524)	(317)
Cash flows from financing activities:
Proceeds from underwritten public offering, net of issuance costs	—	32,172	53,573
Proceeds from debt financing obligation	797	15,000	—
Payment of debt issuance costs	—	(276)	—
Repayment of term loan principal	(4,583)	—	—
Proceeds from exercises of stock options	71	169	446
Proceeds from sale of common stock under at-the-market sales agreement	—	710	2,165
Payment for settlement of taxes upon vesting of restricted stock units	(125)	(1,378)	—
Proceeds from advances from collaboration partners	402	403	—
Net cash (used in) provided by financing activities	(3,438)	46,800	56,184
Increase (decrease) in cash, cash equivalents and restricted cash	2,188	(26,115)	24,500
Cash, cash equivalents and restricted cash at the beginning of the year	22,536	48,651	24,151
Cash, cash equivalents and restricted cash at the end of the year	$24,724	$22,536	$48,651

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheet:
Cash and cash equivalents	$24,668	$22,493	$48,606
Restricted cash	56	43	45
Total cash, cash equivalents and restricted cash	$24,724	$22,536	$48,651

Supplemental disclosure of cash flow activities:
Cash paid for interest	$828	$986	$—
Cash paid for income taxes, net of refunds received	$5	$36	$—
Supplemental disclosure of non-cash financing activities:
Non-cash acquisition of treasury stock	$—	$—	$1,129
Non-cash issuance of common stock upon exercise of warrants	$—	$179	$—
Fair value of warrants issued in connection with long-term debt	$—	$421	$—
Remeasurement of operating leases	$—	$176	$—
Proceeds receivable from equity sales agreement	$—	$—	$255

See accompanying notes to consolidated financial statements

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

During 2019, the Company announced that the Cystic Fibrosis Foundation (the “CF Foundation”) is providing funding for a portion of the U.S. Phase 2 cystic fibrosis clinical trial and in December of 2020, expanded its support to include our global clinical trial program.  The Company has since formed a joint program advisory group with the CF Foundation focused on the development of ELX-02 for cystic fibrosis. The Cystic Fibrosis Therapeutics Development Network (“TDN”) has sanctioned the Phase 2 study protocol, which is being conducted at TDN member sites. On August 4, 2020, the Company announced that the FDA granted orphan drug designation for ELX-

02 for the treatment of cystic fibrosis. The FDA’s Office of Orphan Drug Products grants orphan status to support the development of medicines for underserved patient populations, or rare disorders, that affect fewer than 200,000 people in the U.S.  Orphan drug designation qualifies Eloxx for certain benefits, including seven years of market exclusivity upon regulatory approval (if received), exemption from FDA application fees, tax credits on qualified U.S. clinical trials and eligibility for grant funding opportunities that can be used for clinical trial costs. ELX-02 had previously been granted orphan medicinal product designation for the treatment of cystic fibrosis by the European Medicines Agency.

Liquidity and Going Concern

The Company has a history of net losses and negative cash flows from operating activities since inception, and as of December 31, 2020, had an accumulated deficit of $(171.6) million. The Company expects to continue to incur net losses and use cash in its operations for the foreseeable future. To date, the Company has not generated revenue from the sale of any product or service and does not expect to generate significant revenue unless and until it obtains marketing approval for and commercializes one or more of its product candidates currently in development. Successful transition to profitable operations is dependent upon achieving a level of revenue adequate to support the Company’s cost structure.

The Company has financed its operations primarily from the sale of equity securities and to a lesser extent, loans and grants. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital to fund its operations. As discussed in Note 17, on February 24, 2020, the Company’s Board of Directors approved a leadership and organizational realignment, aimed at supporting the Company’s efforts to improve operating performance, and concentrate development efforts on core programs. The Company believes that its cash and cash equivalents of $24.7 million will enable it to meet the anticipated cash needs required to reach top line Phase 2 data in cystic fibrosis; however, this amount is not sufficient to maintain its current and planned operations for at least the next twelve months following the filing of this Annual Report on Form 10-K. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, based on the Company’s current working capital, anticipated operating expenses and net losses and the uncertainties surrounding its ability to raise additional capital as needed, as discussed below, the Company believes that these conditions, in aggregate, raise substantial doubt about its ability to continue as a going concern for one year after the date these consolidated financial statements are issued.

Management intends to fund future operations through private or public debt or equity financing transactions and may seek additional capital through arrangements with strategic partners or from other sources. The availability of sufficient funding to alleviate the conditions that raise substantial doubt are not within management’s control and cannot be assessed as being probable of occurring. If the Company is unable to obtain adequate financing, it will evaluate options which may include reducing or deferring operating expenses, which may have a material adverse effect on the Company’s operations and future prospects.

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

Reclassification

The Company has reclassified certain items from the prior year’s consolidated financial statements to conform to the current year’s presentation.  Specifically, the Company allocated certain facilities and support costs between Research and development expenses and General and administrative expenses that were previously reported within General and administrative expenses only.  For the year ended December 31, 2019, $0.5 million is reclassified from General and administrative expenses to Research and development expenses, which resulted in General and administrative expenses decreasing from $24.7 million to $24.2 million, and Research and development expenses increasing from $25.8 million to $26.3 million.  This reclassification within the consolidated statements of operations and cash flows for the year ended December 31, 2019 had no impact on previously reported Total operating expenses, Loss from operations, Net loss, or Net cash used in operating activities.

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

Foreign Currency

The functional currency of the Company and its subsidiaries is the U.S. dollar. Accordingly, monetary accounts maintained in other currencies are re-measured into U.S. dollars in accordance with ASC Topic 830, “Foreign Currency Matters”. All foreign currency transaction gains and losses arising from transactions denominated in foreign currencies, whether realized or unrealized, are recorded in the statements of operations as other income or expenses.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  Comprehensive loss consists of net loss and other comprehensive loss.  Other comprehensive loss consists of changes in unrealized gains and losses from available-for-sale securities.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash and cash equivalents include holdings in checking and overnight sweep accounts. The Company’s cash equivalents, which are money market funds held in a sweep account, are measured at fair value on a recurring basis. As of December 31, 2020 and 2019 the balances of cash and cash equivalents were $24.7 million and $22.5 million, respectively, which approximate fair value and were determined based upon Level 1 inputs. The sweep account is valued using quoted market prices with no valuation adjustments applied. Accordingly, these financial instruments are categorized as Level 1.

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

Restricted Cash

At December 31, 2020, and 2019, restricted cash consisted of bank guarantees related to Eloxx Limited’s corporate facilities lease and credit card program.

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

Estimated Useful Life
Computers and software	3 years
Office furniture and equipment	5 to 12 years
Laboratory equipment	5 years
Leasehold improvement	Over the shorter of the expected remaining lease term or estimated useful life

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

Legal and Other Contingencies

The Company accounts for its contingent liabilities in accordance with ASC Topic 450, “Contingencies”. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. For the years ended December 31, 2020, 2019 and 2018 the Company was not a party to any litigation that was reasonably possible to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows (see also Note 9, “Legal and Other Contingencies”). Legal costs incurred in connection with loss contingencies are expensed as incurred.

Research and Development Expenses

Research and development expenses are comprised of costs incurred in performing research and development activities, including salaries, stock-based compensation and benefits for employees performing such activities, certain allocated facilities and support costs, depreciation, third-party license fees, and external costs of vendors engaged to conduct preclinical development activities and clinical trials. Research and development expenses are expensed as incurred and include the Company’s costs of performing services in connection with its collaboration agreements and research grants.

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

The Company enters into arrangements with contract research organizations in connection with clinical trials. Such arrangements often provide for payment prior to commencing the project or based upon predetermined milestones throughout the period during which services are expected to be performed. As part of the process of preparing the Company’s financial statements, management is required to estimate prepaid and accrued clinical trial expenses. The date on which services commence, the level of services performed on or before a given date, and the cost of such services are often determined based on subjective judgments informed by the facts and circumstances know to management from the terms of the contract and the Company’s ongoing monitoring of service performance. The Company makes these judgments based upon the facts and circumstances known to management based on the terms of the contract and the Company’s ongoing monitoring of service performance.

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

Financial assets and liabilities are classified within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. The authoritative guidance requires the use of observable market data if such data is available without undue cost and effort. When available, the Company uses unadjusted quoted market prices to measure fair value and classify such items within Level 1. If quoted market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based or independently-sourced market parameters, such as interest and currency rates and comparable transactions. Items valued using internally generated models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, items may be classified in Level 3 even though there may be inputs that are readily observable. If quoted market prices are not available, the valuation model used generally depends on the specific asset or liability being valued. At December 31, 2020 and 2019, the Company’s financial assets valued based on Level 1 inputs consisted of cash, cash equivalents and, at December 31, 2019, marketable securities (U.S. treasuries). The Company did not have any transfers of financial assets between Level 2 and 3 during 2020 or 2019.

Some assets and liabilities are required to be recorded at fair value on a recurring basis, while other assets and liabilities are recorded at fair value on a nonrecurring basis. The carrying amounts of current financial instruments, which include cash and cash equivalents, restricted bank deposits, accounts payable, accrued expenses, lease obligation liability and debt, approximate their fair values due to the short-term nature of these instruments.

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

The Company determines the fair value of each stock option award at its grant date using the Black-Scholes option pricing model for options awarded in 2020 and 2019 and using the binomial lattice-based option valuation model for options awarded in 2018.  The Company determines the fair value of each restricted stock unit, or RSU, at its grant date based on the closing market price of the Company’s common stock on that date.

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

Based on ASC 740, a two-step approach is used to recognize and measure uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. As of December 31, 2020 and 2019, no liability for unrecognized tax positions has been recorded. Accordingly, no interest or penalties related to uncertain tax positions are recorded. The Company’s policy is to record any interest or penalties associated with unrecognized tax positions as a component of income tax expense.

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

Leases

The Company adopted the provisions of ASC topic 842, “Leases”, on January 1, 2019.  The Company has operating leases for its principal offices in the U.S. and Israel. Operating lease assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent the Company’s obligation to make lease payments arising from its operating leases. Lease expense for these leases is recognized on a straight-line basis over the lease term, with variable lease payments recognized in the period those payments are incurred. In determining the length of the lease term to its long-term lease, the Company determined not to consider an embedded renewal option for one operating lease primarily due to the facts that (i) the renewal rate is at a future market rate to be determined, and (ii) the Company does not have significant leasehold improvements that would restrict its ability to consider relocation. The Company applied its incremental borrowing rate based upon information available in determining the present value of the lease payments. The Company’s incremental borrowing rate is determined using a secured borrowing rate for the same currency and term as the associated lease.  The Company made an accounting policy election to not recognize assets or liabilities for leases with a term of less than twelve months.

Recent Accounting Pronouncements

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

Although the FASB has issued several other ASUs for which adoption dates are pending, the Company does not expect any of them to have any impacts on its consolidated financial statements.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2020	2019
Research and development	$631	$448
Insurance	170	217
VAT receivables	—	26
Other	368	699
Totals	$1,169	$1,390

4. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2020	2019
Computers and software	$124	$166
Office furniture and equipment	164	164
Leasehold improvements	158	158
Total property and equipment, at cost	446	488
Less: Accumulated depreciation	(313)	(287)
Property and equipment, net	$133	$201

Depreciation expense was $68 thousand, $87 thousand and $216 thousand for the years ended December 31, 2020, 2019 and 2018, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2020	2019
Research and development	$802	$1,560
Payroll, bonus and other employee-related expenses	1,315	2,200
Restructuring	258	—
Professional services	415	664
Other	39	137
Interest on debt	57	94
Total	$2,886	$4,655

6. Leases

Operating lease costs under the leases for the year ended December 31, 2020 and 2019 were approximately $0.6 million and $0.5 million, respectively.  The weighted average remaining lease term at December 31, 2020 was 0.86 years and the weighted average incremental borrowing rate was 8.0%.

The following table summarizes the Company’s maturities of operating lease liabilities as of December 31, 2020 (in thousands):

2021	$404
2022	32
Total lease payments	436
Less: present value discount	(14)
Total operating lease liabilities	422
Less: current portion	(389)
Long-term portion	$33

7. Debt

Term Loan

On January 30, 2019, the Company entered into a Loan and Security Agreement (the “SVB Loan Agreement”) in the amount of $15.0 million with Silicon Valley Bank (“SVB”) and WestRiver Innovation Lending Fund VIII, L.P. (“WestRiver”, and together with SVB, the “Lenders”).

Outstanding principal on the loan accrues interest at a floating rate equal to the greater of (i) 5.25% per annum and (ii) the sum of 2.5% plus the prime rate, as published in the Wall Street Journal. Interest payments are payable monthly following the funding of the loan. On December 31, 2020, the rate was 5.75%. The Company commenced making payments on the outstanding principal balance of the loan on February 1, 2020, which is payable in 36 equal monthly installments. Amounts outstanding under the loan are due and payable on January 1, 2023.

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

Under the terms of the SVB Loan Agreement, the Company granted first priority liens and security interests in substantially all of the Company’s assets (excluding all of its intellectual property, which is subject to a negative pledge) and a pledge by the Company of the shares of one of its wholly-owned subsidiaries as collateral for the obligations thereunder. The SVB Loan Agreement also contains representations and warranties by the Company and SVB and indemnification provisions in favor of SVB and customary covenants (including limitations on other indebtedness, liens, acquisitions, investments and dividends, but no financial covenants), and events of default (including payment defaults, breaches of covenants following any applicable cure period, events relating to bankruptcy or insolvency, and a material adverse change, including a material impairment in the perfection or priority of SVB’s security interest in the collateral, a material adverse change in the Company’s business, or a material impairment of the prospect of repayment of any Obligations (as defined in the SVB Loan Agreement)).

As of December 31, 2020, the carrying value of the outstanding loan consists of $10.4 million in principal less the unamortized debt discount of approximately $0.5 million. The debt issuance costs, the valuation of the Warrants, and the final maturity payment of $0.9 million, have been recorded as a debt discount which are being accreted to interest expense through the maturity date of the loan. Interest expense relating to the loan for the period ended December 31, 2020 and 2019 was $1.3 million and $1.6 million, respectively. Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of the debt discount. At December 31, 2020, the effective interest rate was 10.85%.

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

The Company’s scheduled future principal payments for the long-term debt are as follows (in thousands):

December 31,
2020
2021	$5,398
2022	5,398
2023	417
Total future principal payments	11,213
Less: unamortized discount	(498)
Carrying value of long-term debt	10,715
Less: current portion	(5,239)
Add: final Term Loan fee due at maturity in 2023	900
Long-term portion	$6,376

8. Related Parties

On August 29, 2013, the Company entered into the Technion Agreement with TRDF, with respect to certain technology relating to aminoglycosides and the redesign of aminoglycosides for the treatment of human genetic diseases caused by premature stop mutations and further results of the research of the technology, in order to develop and commercialize products based on such technology. Under the Technion Agreement, TRDF is obligated to provide the Company with research services for an estimated annual payment of $0.1 million, the precise amount to be agreed by the parties prior to the beginning of each year of the research period. During the year ended December 31, 2020 no expenses were incurred and for the years ended December 31, 2019 and 2018, the Company recorded research and development expenses of $0.2 million and $0.1 million, respectively, in relation to the Technion Agreement for the reimbursement of costs incurred during the preparation, filing, prosecution and maintenance of the TRDF patents rights related to Eloxx Limited. As of December 31, 2020 no amounts were recorded in accrued expenses and December 31, 2019, amounts recorded in accrued expenses were $0.1 million.

In addition, TRDF granted the Company a license to use, market, sell or sub-license the rights of the product developed under the TRDF research results (the “Licensed Product”), as fully defined in the Technion Agreement, for the following considerations: (i) milestone payments up to total consideration of $6.1 million, to be transferred upon meeting certain milestones as defined in the Technion Agreement; (ii) certain royalties in the low- to mid-single-digit percentage of net sales (subject to change in the case of (a) sublicensing to a big pharmaceutical or biotechnology company, or (b) payment of royalties to third parties, or (c) commercialization by a third party of an authorized generic to a licensed product), for a period until the later of (i) the expiration of a valid claim on the Licensed Product in each country the Licensed Product is sold to, or (ii) a certain amount of years from the date of the first commercial sale of the Licensed Product in such country; and (iii) a low- to mid-double-digit percentage of any non-royalty sub-license income received by the Company from a sub-licensed entity. During the year ended December 31, 2020, the Company made the first milestone payment of $0.1 million to TRDF.

9. Commitments and Contingencies

Royalty Commitments to the IIA

To date, the Company has received research and development grants from the Israel Innovation Authority (the “IIA”) totaling $2.6 million. No grants were received for the years ended December 31, 2020, 2019 and 2018.

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

As of December 31, 2020, the Company has not commenced the payment obligation of the royalties and has a contingent obligation with respect to royalty-bearing participation received or accrued, amounting to $2.7 million, including accrued LIBOR interest.

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

The Company accounts for contingent liabilities in accordance with ASC Topic 450, “Contingencies”. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of December 31, 2020 and 2019, the Company was not a party to any litigation that is reasonably possible to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows. Legal costs incurred in connection with loss contingencies are expensed as incurred.

During 2019, the Company received a funding award from the Cystic Fibrosis Foundation and entered into an agreement relating to the award, which agreement was amended in December 2020 providing for an additional award amount. Payment of award amounts are subject to the achievement of certain milestones in connection with the Company’s global cystic fibrosis development program. The Company would be required to repay amounts received from the Cystic Fibrosis Foundation (or specified multiples of such amounts) in certain circumstances, pursuant to the terms of the agreement, as amended. In the event of a disposition transaction (as defined in the agreement), the Company would be obligated to use up to 5% of the amounts received to repay up to three times the award amount.  The funding provided to the Company is accounted for as an advance from a collaboration partner within the scope of ASC Topic 730, “Research and Development.” As of December 31, 2020 and 2019, the Company had received payments of $0.8 million and $0.4 million, respectively, which are recorded as liabilities captioned 'Advances from collaboration partners'. Additional payments totaling $2.6 million were received in the first quarter of 2021, for a total of $3.4 million received to date.

10. Stockholders’ Equity

As of December 31, 2020, the Company had 500,000,000 shares authorized of common stock, $0.01 par value, of which 40,157,187 shares were outstanding and 5,000,000 shares authorized of preferred stock, $0.01 par value, of which no shares were issued or outstanding.

Common Stock

Public Offerings

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

Warrants

Eloxx Limited issued warrants to purchase shares of common stock in conjunction with the Share Purchase Agreements prior to the December 2017 reverse merger between Eloxx Limited and Sevion Therapeutics, Inc.  The Company also issued warrants to purchase shares of common stock in connection with the SVB Loan Agreement (further described above in Note 7, “Debt”).  During the year ended December 31, 2020, transactions related to warrants were as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (years)
Warrants outstanding at December 31, 2019	323,894	$4.32	3.74
Granted	-
Exercised	-
Forfeited	(2)	520.00
Warrants outstanding at December 31, 2020	323,892	$4.31	2.74
Warrants exercisable at December 31, 2020	323,892	$4.31	2.74

11. Stock-Based Compensation

Stock Incentive Plans

On March 12, 2018, the Company’s Board of Directors (the “Board”) adopted the 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan became effective on April 20, 2018 upon approval by the stockholders of the Company with the outstanding options and shares available for future grant under any prior plans being assumed by the 2018 Plan. The initial total number of shares available under the 2018 Plan for awards to employees, non-employee directors and other key personnel was 5,000,000 shares.

Stock options granted have a ten-year contractual life and, upon termination of service, vested options are generally exercisable between one and three months following the termination date, while unvested options are forfeited immediately.

In 2017, the Company issued inducement awards outside of its stock plans to its former Chief Executive Officer in the form of options to purchase 663,212 shares of the Company’s common stock with an exercise price per share equal to $8.00, and awards of restricted stock units for 663,212 shares of the Company’s common stock. The employment of the grantee terminated in February 2020, as part of the organizational realignment, and the unvested portions of the awards were cancelled.

Summary of Stock Option Activity

Transactions during the year ended December 31, 2020 related to stock options granted to employees and directors were as follows:

	Shares	Weighted average exercise price per Share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding as of December 31, 2019	4,737,670	$11.17	8.54	$3,629,073
Granted	1,400,010	3.52
Exercised	(17,210)	4.08
Forfeited	(2,317,409)	(9.86)
Options outstanding as of December 31, 2020	3,803,061	$10.16	8.20	$1,936,183
Options exercisable at December 31, 2020	1,766,009	$13.80	7.29	$1,266,440

As of December 31, 2020, the unrecognized compensation cost related to the outstanding options was $7.6 million and is expected to be recognized over a weighted-average period of 2.40 years.

The weighted average grant date fair values of stock options granted during the years ended December 31, 2020, 2019, and 2018 were $2.29, $6.28 and $18.06 per share, respectively.

The following table presents the assumptions used to estimate the fair values of stock options granted in the periods presented:

	Year ended December 31,
	2020	2019	2018
Dividend yield	0%	0%	0%
Volatility	72%-80%	76%-92%	90%-92%
Risk-free interest rate	0.36%-1.63%	1.51%-2.62%	2.55%-3.20%
Expected term (years)	5.5-6.0	5.5-6.0	—
Contractual term (years)	10	10	10
Forfeiture rate post-vesting	—	—	10%
Suboptimal exercise	—	—	2.3

Summary of Restricted Stock Unit Activity

Transactions during the year ended December 31, 2020 related to RSUs granted to employees were as follows:

	Shares	Weighted average grant date fair value per share
Unvested at December 31, 2019	463,945	$9.45
Granted	300,000	3.59
Vested	(147,243)	10.32
Forfeited	(266,977)	8.65
Unvested at December 31, 2020	349,725	$4.67

As of December 31, 2020, the unrecognized compensation cost related to the outstanding RSUs was $1.4 million and is expected to be recognized over a weighted-average period of 3.01 years.

Stock-based Compensation Expense

Stock-based compensation expense relates to stock options granted to employees, non-employee directors and consultants, time-based restricted stock units granted to employees and performance-based stock options and restricted stock units granted to an employee. The total equity-based compensation expense related to all of the Company’s equity-based awards was recognized as follows (in thousands):

	Year ended December 31,
	2020	2019	2018
Research and development	$979	$2,458	$1,745
General and administrative	5,563	8,878	11,625
Restructuring charges	2,124	—	—
Total stock-based compensation expense	$8,666	$11,336	$13,370

12. Income Taxes

The components of income (loss) before taxes on income are as follows (in thousands):

	Year ended December 31,
	2020	2019	2018
U.S.	$(18,582)	$(22,242)	$(24,439)
Israel	(15,995)	(28,632)	(22,624)
Loss before taxes on income	$(34,577)	$(50,874)	$(47,063)

There were no taxes on income during the year ended December 31, 2020 or 2019. Taxes on income during the year ended December 31, 2018 resulted primarily from subsidiary income as a result of the implementation of an intercompany cost-plus arrangement. The current income tax provision consisted of the following (in thousands):

	Year ended December 31,
	2020	2019	2018
Federal	$—	$—	$94
State and local	—	—	28
Foreign	—	—	—
Income tax provision	$—	$—	$122

The significant components of the Company’s deferred tax assets were comprised of the following (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$43,759	$38,357
Stock-based compensation	2,200	2,801
Reserves and allowances	431	615
U.S. tax credits and other credits	3,624	2,980
Research and development credits	2,511	1,831
Operating lease right-of-use assets	(98)	(169)
Operating lease liabilities	98	169
Other	59	98
Total deferred tax assets	52,584	46,682
Valuation allowance	(52,584)	(46,682)
Net deferred tax assets	$—	$—

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statements and income tax purposes. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. As of December 31, 2020 and 2019, based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of the deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2020 and 2019.

As of December 31, 2020 and 2019, the Company provided valuation allowances of approximately $52.6 million and $46.7 million, respectively, on U.S. federal, U.S. state and Israeli tax jurisdiction deferred tax assets to reduce the carrying amounts of these assets to zero. The net changes in the Company’s valuation allowances were increases of $5.9 million and $10.8 million during the years ended December 31, 2020 and 2019, respectively. For the year ended December 31, 2020, the increase in the valuation allowance was primarily related to losses generated during the period and increases in research and development credits and other tax credits, partially offset by a reduction in the stock-based compensation deferred tax asset associated with cancelled awards. For the year ended December 31, 2019, the increase in the valuation allowance was primarily related to losses generated during the period, partially offset by a reduction in the stock-based compensation deferred tax asset associated with cancelled awards.

For the years ended December 31, 2020, 2019 and 2018 the expected tax expense based on the federal statutory rate is reconciled with the actual tax expense as follows:

	Year ended December 31,
	2020	2019	2018
U.S. federal statutory rate	21.0%	21.0%	21.0%
State tax rate, net of federal benefit	1.0	0.9	2.4
Permanent differences	(2.0)	(1.5)	(3.0)
Adjustment to deferred taxes	—	—	(1.8)
Tax credits	2.9	—	—
Effect of rate differences from statutory	0.9	1.1	0.8
Tax reform - federal tax rate change	—	—	0.1
Tax reform - change in valuation allowance	—	—	(0.1)
Change in valuation allowance	(23.8)	(21.5)	(19.5)
Other	—	—	(0.2)
Income tax provision	0.0%	0.0%	-0.3%

The main reconciling item between the statutory tax rate and the Company’s effective tax rate is the recognition of valuation allowances in respect to deferred taxes related to accumulated net operating losses carried forward and temporary differences due to the uncertainty of the realization of such deferred taxes.

As of December 31, 2020 and 2019, the Company had U.S. federal net operating loss (“NOL”) carryforwards of $108.9 million and $99.4 million, respectively. U.S. federal NOL carryforwards will begin to expire, if not utilized, beginning in 2021 through 2037. Included in the U.S. federal NOL carryforward as of December 31, 2020 are $34.9 million of NOLs generated after the effective date of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which are not subject to expiration but may not be carried back and are only eligible to offset up to a maximum of 80% of taxable income generated in a given year. It is uncertain if and to what extent various U.S. states will conform their net operating loss rules to the Tax Act.

As of December 31, 2020 and 2019, the Company had U.S. state NOL carryforwards of $13.7 million and $31.9 million, respectively, which may be available to offset future income tax liabilities.

As of December 31, 2020 and 2019, the Company had federal research tax credit carryforwards of $3.6 million and $3.0 million, respectively, available to reduce future tax liabilities and which expire at dates beginning in 2026 through 2040.

As of December 31, 2020 and 2019, the Company had Israeli NOL carryforwards of $86.9 million and $73.7 million, respectively, which carry forward indefinitely.

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

13. Net Loss Per Share

The loss and the weighted average number of shares used in computing basic and diluted net loss per share for the years ended December 31, 2020, 2019, and 2018, are as follows (in thousands, except share and per share data):

	Year ended December 31,
	2020	2019	2018
Numerator:
Net loss	$(34,577)	$(50,874)	$(47,185)
Denominator:
Weighted average number of shares of common stock used in computing net loss per share, basic and diluted	40,124,953	38,063,173	32,436,506
Net loss per share, basic and diluted	$(0.86)	$(1.34)	$(1.45)

For the years ended December 31, 2020, 2019, and 2018, the totals of outstanding preferred stock, stock options, stock warrants and restricted stock units, as applicable, excluded from the calculation of the diluted net loss per share due to their anti-dilutive effect were 4,476,678, 5,525,509 and 4,163,107, respectively.

14. Other Expense (Income), net

Other Expense (income) consisted of the following (in thousands):

	Year ended December 31,
	2020	2019	2018
Interest and other income	$(337)	$(1,072)	$(601)
Foreign currency exchange losses (gains), net	35	76	92
Investment income, net	15	(301)	—
Interest and other expense	1,409	1,616	7
Total other expense (income), net	$1,122	$319	$(502)

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

16. Marketable Securities

Below is a summary of cash, cash equivalents and marketable securities at December 31, 2020 (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$24,668	$—	$—	$24,668
Marketable securities - U.S. treasuries	—	—	—	—
Total cash, cash equivalents and marketable securities	$24,668	$—	$—	$24,668

Below is a summary of cash, cash equivalents and marketable securities at December 31, 2019 (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$22,493	$—	$—	$22,493
Marketable securities - U.S. treasuries	33,765	19	(1)	33,783
Total cash, cash equivalents and marketable securities	$56,258	$19	$(1)	$56,276

As of December 31, 2020 and 2019, no credit losses were identified related to the cash equivalents or marketable securities.

17. Restructuring

On February 24, 2020, the Company’s Board of Directors approved a leadership and organizational realignment aimed at supporting its efforts to improve operating performance and concentrate development efforts on its core programs.  The organizational realignment reduced managerial layers and consolidated roles across the organization, resulting in the elimination of 13 full-time positions during the first quarter of 2020.  This resulted in a one-time charge of $4.0 million, including $2.1 million in stock-based compensation expense, with the severance portion being paid out over a one-year period.  The accrued charges and associated payments that occurred for the year ended December 31, 2020, are as follows (amounts in thousands):

	Beginning Balance	Additions	Deductions	Ending Balance
Severance and related costs	$—	$1,729	$(1,471)	$258
Contract termination costs	—	165	(165)	—
Total restructuring charges	$—	$1,894	$(1,636)	$258