Form 10-Q
period 2021-03-31
Eloxx Pharmaceuticals, Inc.
filed 2021-05-07
CIK 1035354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

On May 3, 2021, the registrant had 47,856,257 shares of common stock, $0.01 par value per share, outstanding.

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

This Quarterly Report on Form 10-Q, or this Report, and information incorporated herein, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of present and historical facts contained in this Report, including without limitation statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. Without limiting the foregoing, in some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “will,” “would,” “should,” “expect,” “exploring,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “seeks,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. No forward-looking statement is a guarantee of future results, performance, or achievements, and one should avoid placing undue reliance on such statements.

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified in Part I. Item 1A. “Risk Factors” and Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks and uncertainties include, but are not limited to:

•	risks related to our dependence on our lead product candidate, ELX-02 and our ability to progress any of our product candidates in preclinical or clinical trials;
•	the length and expense of preclinical and clinical trial development and the uncertain outcomes from such trials;
•	risk related to doing business with collaborators, healthcare professionals, principal investigators, consultants, vendors, customers, and third-party payors;
•	risks that our product candidates may cause adverse events or other properties that delay or prevent regulatory approval or market acceptance;
•	risks related to the scope, rate and progress of our preclinical studies and clinical trials and other research and development activities;
•	risks related to patient recruitment and enrollment in our clinical trials;
•	the impact of the global COVID-19 pandemic or other public health epidemics and other factors beyond our control on our clinical trials, operations, vendors, suppliers and employees;
•	risks related to regulatory approvals and other requirements applicable to our product candidates;
•	risks related to our ability to obtain the capital necessary to fund our operations;
•	risks relating to the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	risks related to our ability to obtain adequate funding to finance our operations;
•	our and our stockholders ability to realize benefits from our strategic initiatives, including our acquisition of Zikani; and
•	general business conditions, regulatory environment, competition and market for our products.

Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risks and uncertainties.

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

MARKET AND INDUSTRY DATA

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

RISK FACTOR SUMMARY

The following is a summary of the principal risks of an investment in our common stock. This summary does not list all the risks that we face. Additional discussion of the risks summarized below follow directly under the heading “Risk Factors” and should be carefully considered, together with other information in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 12, 2021 and our other filings with the SEC before making an investment decision regarding our common stock.

Risks Related to Drug Discovery, Development, Regulatory Approval and Commercialization

•	The success of our lead product candidate, ELX-02, is critical to our business. If ELX-02 fails during development, it may adversely impact the commercial viability of ELX-02 and our business.
•

Positive results from preclinical testing of ELX-02 are not necessarily predictive of the results of clinical trials of ELX-02. If we cannot achieve positive results in our clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize ELX-02.

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

•

We are subject to extensive governmental regulation including the requirements of the U.S. Food and Drug Administration (“FDA”) and comparable foreign regulatory authorities for development and approval of our product candidates before they can be marketed.

•

We may not obtain the necessary FDA, European Medicines Agency (or “EMA”) or other worldwide regulatory approvals to commercialize our product candidates in a timely manner, if at all, which would have a material adverse effect on our business, results of operations and financial condition.

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

•	Raising additional capital will cause dilution to our stockholders, and may restrict our operations or require us to relinquish rights to our technologies or product candidates.

Risks Related to Our Business and Operations

•

We may seek to expand our business through strategic initiatives. Our efforts to identify opportunities or complete transactions that satisfy our strategic criteria may not be successful, and we may not realize the anticipated benefits of any completed acquisition, collaboration or other strategic transaction.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Information

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$18,247	$24,668
Restricted cash	54	56
Prepaid expenses and other current assets	1,659	1,169
Total current assets	19,960	25,893
Property and equipment, net	117	133
Operating lease right-of-use asset	289	421
Other long-term assets	—	30
Total assets	$20,366	$26,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$485	$481
Accrued expenses	2,917	2,886
Current portion of long-term debt	5,562	5,239
Advances from collaboration partners	3,411	805
Current portion of operating lease liability	280	389
Taxes payable	38	38
Total current liabilities	12,693	9,838
Long-term debt	4,913	6,376
Operating lease liability	10	33
Total liabilities	17,616	16,247
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued or outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value per share, 500,000,000 shares authorized, 40,432,492 and 40,350,922 shares issued and 40,214,874 and 40,157,187 shares outstanding as of March 31, 2021 and December 31, 2020, respectively	404	404
Common stock in treasury, at cost, 217,618 and 193,735 shares as of March 31, 2021 and December 31, 2020, respectively	(1,922)	(1,828)
Additional paid-in capital	184,558	183,250
Accumulated deficit	(180,290)	(171,596)
Total stockholders’ equity	2,750	10,230
Total liabilities and stockholders’ equity	$20,366	$26,477

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$4,073	$4,767
General and administrative	4,341	5,006
Restructuring charges	—	3,994
Total operating expenses	8,414	13,767
Loss from operations	(8,414)	(13,767)
Other expense, net	280	179
Net loss	$(8,694)	$(13,946)

Net loss per share, basic and diluted	$(0.22)	$(0.35)
Weighted average number of shares of common stock used in computing net loss per share, basic and diluted	40,180,131	40,074,275

Comprehensive loss:
Net loss	$(8,694)	$(13,946)
Other comprehensive income:
Change in unrealized gain on available-for-sale securities	—	47
Comprehensive loss	$(8,694)	$(13,899)

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(8,694)	$(13,946)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,308	3,995
Depreciation	16	19
Amortization of operating lease right-of-use asset	132	102
Amortization of debt discount	110	152
Amortization, net of premiums and discounts on investments	—	(2)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(460)	(573)
Accounts payable	4	(482)
Accrued expenses	31	(1,087)
Operating lease liabilities	(132)	(102)
Net cash used in operating activities	(7,685)	(11,924)
Cash flows from investing activities:
Proceeds from maturities of marketable securities	—	15,750
Cash received from long-term deposits	—	39
Net cash provided by investing activities	—	15,789
Cash flows from financing activities:
Repayment of term loan principal	(1,250)	(833)
Proceeds from advances from collaboration partners	2,606	402
Payment for settlement of taxes upon vesting of restricted stock units	(94)	(116)
Proceeds from exercises of stock options	—	64
Net cash (used in) provided by financing activities	1,262	(483)
Increase (decrease) in cash, cash equivalents and restricted cash	(6,423)	3,382
Cash, cash equivalents and restricted cash at the beginning of the period	24,724	22,536
Cash, cash equivalents and restricted cash at the end of the period	$18,301	$25,918

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets:
Cash and cash equivalents	$18,247	$25,875
Restricted cash	54	43
Total cash, cash equivalents and restricted cash	$18,301	$25,918

Supplemental disclosure of cash flow activities:
Cash paid for interest	$144	$272

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common stock				Treasury stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Shares	Amount	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2020	40,157,187	$404	$183,250	$—	(193,735)	$(1,828)	$(171,596)	$10,230
Vesting of restricted stock units	57,687	—	-	—	(23,883)	(94)	—	(94)
Stock-based compensation expense	—	—	1,308	—	—	—	—	1,308
Net loss	—	—	—	—	—	—	(8,694)	(8,694)
Balance at March 31, 2021	40,214,874	$404	$184,558	$—	(217,618)	$(1,922)	$(180,290)	$2,750

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common stock				Treasury stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Shares	Amount	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2019	40,030,763	$402	$174,515	$18	(155,706)	$(1,703)	$(137,019)	$36,213
Exercise of stock options	10,636	—	64	—	—	—	—	64
Vesting of restricted stock units	84,055	1	(1)	—	(34,874)	(116)	—	(116)
Stock-based compensation expense	—	—	3,995	—	—	—	—	3,995
Change in unrealized gain on investments	—	—	—	47	—	—	—	47
Net loss	—	—	—	—	—	—	(13,946)	(13,946)
Balance at March 31, 2020	40,125,454	$403	$178,573	$65	(190,580)	$(1,819)	$(150,965)	$26,257

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business

Eloxx Pharmaceuticals, Inc., together with its subsidiaries (collectively “Eloxx” or the “Company”), is a clinical-stage biopharmaceutical company developing novel ribonucleic acid (RNA)-modulating drug candidates, each designed to be a eukaryotic ribosomal selective glycoside (ERSG), for the treatment of rare and ultra-rare premature stop codon diseases. Premature stop codons are point mutations that disrupt the stability of the impacted messenger RNA (mRNA) and the protein synthesis from that mRNA. On April 1, 2021, the Company acquired Zikani Therapeutics, Inc. (“Zikani”), an emerging drug developer engaged in the science of ribosome modulation, with complementary technologies that also modulate the human ribosome.  For more information see Note 15.

The Company is headquartered in Waltham, Massachusetts, with additional offices in Morristown, New Jersey and Rehovot, Israel.

Liquidity and Going Concern

The Company has a history of net losses and negative cash flows from operating activities since its inception and, as of March 31, 2021, had an accumulated deficit of $180.3 million. The Company expects to continue to incur net losses and use cash in its operations for the foreseeable future. Further, the Company expects to incur additional costs related to its acquisition of Zikani, as described in Note 15.  The Company has not generated revenue from the sale of any product or service and does not expect to generate significant revenue unless it obtains marketing approval for and commercializes one or more of its product candidates currently in development. Successful transition to profitable operations is dependent upon achieving a level of revenue adequate to support the Company’s cost structure.

The Company has financed its operations primarily from the sale of equity securities and, to a lesser extent, loans and grants. The Company may never achieve profitability and, unless it does, the Company will need to continue raising additional capital to fund its operations. The Company believes that its cash and cash equivalents of $18.2 million at March 31, 2021 will enable it to meet anticipated cash needs into the third quarter of 2021.  This amount will not be sufficient to maintain the Company’s current and planned operations for at least the next 12 months following the filing of this Report.   The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, based on the Company’s current working capital, anticipated operating expenses and net losses and the uncertainties surrounding its ability to raise additional capital as needed the Company believes that these conditions, in aggregate, raise substantial doubt about its ability to continue as a going concern.

Management intends to fund future operations through private or public debt or equity financing transactions and may seek additional capital through arrangements with strategic partners or from other sources. The availability of sufficient funding to alleviate the conditions that raise substantial doubt are not within management’s control and cannot be assessed as being probable of occurring. If the Company is unable to obtain adequate financing, it will evaluate options which may include reducing or deferring operating expenses, including curtailing its workforce and certain development programs, which would have a material adverse effect on the Company’s operations and future prospects.

2. Basis of Presentation and Significant Accounting Policies

The Company has prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”). These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the interim periods ended March 31, 2021 and 2020.

The Company has reclassified certain items from the prior year’s condensed consolidated financial statements to conform to the current year’s presentation.  Specifically, the Company allocated certain facilities and support costs between research and development expenses and general and administrative expenses that were previously reported within general and administrative expenses only.  For the three months ended March 31, 2020, $0.2 million is reclassified from general and administrative expenses to research and development expenses, which resulted in general and administrative expenses decreasing from $5.2 million to $5.0 million, and research and development expenses increasing from $4.5 million to $4.7 million.  This reclassification had no impact on previously reported total operating expenses, loss from operations, net loss, or net cash used in operating activities.

Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted, as permitted by such rules and regulations. These interim consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the interim periods ended March 31, 2021 and 2020.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 12, 2021 (the “Annual Report”).

The significant accounting policies used in the preparation of these condensed consolidated financial statements are consistent with those described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2020, and the notes thereto, in the Company’s Annual Report.

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

Although the FASB has issued several ASUs for which adoption dates are pending, the Company does not expect any to have any impacts on its consolidated financial statements.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Research and development	$929	$631
Insurance	297	170
Other	433	368
Total	$1,659	$1,169

4. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Computers and software	$124	$124
Office furniture and equipment	164	164
Leasehold improvements	158	158
	446	446
Less accumulated depreciation	(329)	(313)
Property and equipment, net	$117	$133

Depreciation expense was $16 thousand and $19 thousand for the three months ended March 31, 2021 and 2020, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Research and development expenses	$1,065	$802
Payroll, bonus and other employee-related expenses	688	1,315
Professional services	1,062	415
Interest on debt	53	57
Other	49	39
Restructuring	—	258
Total	$2,917	$2,886

6. Debt

Term Loan

On January 30, 2019, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) in the amount of $15.0 million with Silicon Valley Bank (“SVB”) and WestRiver Innovation Lending Fund VIII, L.P. (“WestRiver”, and together with SVB, the “Lenders”).

Outstanding principal on the loan accrues interest at a floating rate equal to the greater of (i) 5.25% per annum and (ii) the sum of 2.5% plus the prime rate, as published in the Wall Street Journal. Interest payments are payable monthly. On March 31, 2021, the interest rate was 5.75%. The Company commenced making payments on the outstanding principal balance of the loan on February 1, 2020, which is payable in 36 equal monthly installments. Amounts outstanding under the loan are due and payable on January 1, 2023.

In conjunction with the initial loan advance, the Company issued warrants to the Lenders to purchase an aggregate of 40,834 shares of the Company’s common stock at a price of $11.02 (subject to certain adjustments).

The Company may prepay the outstanding principal balance of the loans advanced in whole but not in part, subject to a prepayment fee ranging from 1% to 3% of any amount prepaid, depending upon when the prepayment occurs. The Company will also pay a final payment fee equal to 6% of the total loans advanced, due upon the earlier of maturity or termination of the Loan Agreement.

Under the terms of the Loan Agreement, the Company granted first priority liens and a security interest in substantially all of the Company’s assets, excluding all of its intellectual property, which is subject to a negative pledge, and a pledge by the Company of the shares of one of its wholly-owned subsidiaries as collateral for the obligations thereunder. The Loan Agreement also contains customary covenants, including limitations on other indebtedness, liens, acquisitions, investments and dividends, and events of default, including payment defaults, breaches of covenants, a material impairment in the perfection or priority of the security interest in the collateral, and events relating to bankruptcy or insolvency.

As of March 31, 2021, the carrying value of the outstanding loan consists of $9.2 million in principal less an unamortized debt discount of $0.4 million. The debt issuance costs, the valuation of the warrants, and the final maturity payment of $0.9 million, have been recorded as a debt discount which are being accreted to interest expense through the maturity date of the loan. Interest expense relating to the loan for the three months ended March 31, 2021 and 2020 was $0.3 million and $0.4 million, respectively. Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of the debt discount. At March 31, 2021, the effective interest rate was 10.85%.

PPP Loan

In April 2020, the Company entered into a loan agreement with SVB under the U.S. Small Business Administration (the “SBA”) Paycheck Protection Program (the “PPP”) pursuant to the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) and received loan proceeds of $0.8 million (the “PPP Loan”).  The Company used the loan proceeds for payroll and other covered costs in accordance with the relevant terms and conditions of the CARES Act.  The PPP Loan has a maturity date of April 21, 2022 and an interest rate of 1.0% per annum.  Monthly payments of principal and interest are due beginning on September 21, 2021, although interest accrues from the issuance date.  A PPP loan may be partially or entirely forgiven based on employee retention for the 24-week period starting on the loan date through October 2020, and the use of loan proceeds for payroll or other specified costs during the same period.  Forgiveness is also based on the employer maintaining or restoring headcount and maintaining salary levels.  Forgiveness is reduced if headcount declines or if salaries decrease.  Any loan forgiveness will be made subject to SVB approval in accordance with SBA requirements.

The Company’s scheduled future principal payments for the long-term debt are as follows (in thousands):

March 31,
2021
Remainder of 2021	$4,148
2022	5,398
2023	417
Total future principal payments	9,963
Less unamortized discount	(388)
Carrying value of long-term debt	9,575
Less current portion	(5,562)
Add final fee due at maturity in 2023	900
Long-term portion	$4,913

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

During 2019, the Company received a funding award from the Cystic Fibrosis Foundation (“CFF”) and entered into an agreement relating to the award, which agreement was amended in December 2020 providing for an additional award amount. Payment of award amounts are subject to the achievement of certain milestones in connection with the Company’s cystic fibrosis development program. The Company will be required to repay amounts received from the CFF (or specified multiples of such amounts) in certain circumstances, including as royalties on net sales, and, in the event of a disposition of the underlying asset.  The funding provided to the Company is accounted for as an advance from a collaboration partner within the scope of ASC Topic 730, “Research and Development.” As of March 31, 2021, and December 31, 2020, the Company received payments of $3.4 million and $0.8 million, respectively, which are recorded as liabilities captioned 'Advances from collaboration partners' in the accompanying condensed consolidated financial statements.

8. Stockholders’ Equity

Warrants

As of March 31, 2021 and December 31, 2020, 323,892 warrants to purchase common stock were outstanding, with a weighted average exercise price of $4.31 per share.   The weighted average remaining contractual life at March 31, 2021 was 2.49 years.

9. Stock-based Compensation

Summary of Stock Option Activity

Transactions related to stock options awarded to employees and directors during the three months ended March 31, 2021 were as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding at December 31, 2020	3,803,061	$10.16	8.20	$1,936,183
Granted	677,729	4.02
Forfeited	(86,507)	(6.56)
Options outstanding at March 31, 2021	4,394,283	$9.28	8.04	$841,840
Options exercisable at March 31, 2021	2,142,864	$12.66	7.24	$764,096

The aggregate intrinsic value represents the total intrinsic value (the difference between the fair value of the common stock as of March 31, 2021 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2021. This amount is impacted by changes in the fair value of the common stock.

Summary of Restricted Stock Unit Activity

Activity related to restricted stock units awarded to employees during the three months ended March 31, 2021 were as follows:

	Shares	Weighted average grant date fair value per share
Unvested at December 31, 2020	349,725	$4.67
Vested	(81,569)	4.36
Unvested at March 31, 2021	268,156	$4.76

Stock-based Compensation Expense

Stock-based compensation relates, non-employee directors and non-employees, time-based restricted stock units granted and performance-based stock options and restricted stock units granted. On February 24, 2020, the Company’s Board of Directors approved a leadership and organizational realignment, which accelerated the vesting of certain awards, resulting in additional stock-based compensation of $2.1 million, which was recorded in restructuring charges. Total equity-based compensation expense related to all of the Company’s stock-based awards was recognized as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$241	$219
General and administrative	1,067	1,652
Restructuring charges	—	2,124
Total stock-based compensation expense	$1,308	$3,995

10. Marketable Securities

Cash and cash equivalents at March 31, 2021 and December 31, 2020 had an amortized cost as well as fair value of $18.2 million and $24.7 million, respectively. As of March 31, 2021 and December 31, 2020, no credit losses were identified related to the cash equivalents or marketable securities.

11. Fair Value of Financial Instruments

At March 31, 2021 and December 31, 2020, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents. During the three months ended March 31, 2021, the Company did not have any transfers of financial assets between levels, as defined in the significant accounting policies note in our Annual Report.

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

12. Other Expense, Net

Other expense, net consisted of the following (in thousands):

	Three Months Ended March 31,
	2021	2020
Interest and other expense	$260	$412
Interest and other income	-	(245)
Foreign currency exchange losses	20	14
Investment income	-	(2)
Total other expense, net	$280	$179

13. Net Loss Per Share

The loss and the weighted average number of shares used in computing basic and diluted net loss per share for the periods, are as follows (amounts in thousands, except share and per share data):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(8,694)	$(13,946)
Denominator:
Weighted average number of shares of common stock used in computing net loss per share, basic and diluted	40,180,131	40,074,275
Net loss per share, basic and diluted	$(0.22)	$(0.35)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as their effect would be anti-dilutive:

	Three Months Ended March 31,
	2021	2020
Options to purchase common stock	4,394,283	4,890,957
Restricted stock units	268,156	378,039
Warrants	323,892	323,894
Total potential common stock equivalents	4,986,331	5,592,890

14. Restructuring

On February 24, 2020, the Company’s Board of Directors approved a leadership and organizational realignment aimed at supporting its efforts to improve operating performance and concentrate development efforts on its core programs.  The organizational realignment reduced managerial layers and consolidated roles across the organization, resulting in the elimination of 13 full-time positions during the first quarter of 2020.  This resulted in a charge of $4.0 million, including $2.1 million in stock-based compensation expense, with a severance portion being paid out over one year.

The accrued charges and associated payments for the three months ended March 31, 2021, are as follows (amounts in thousands):

	Beginning Balance	Additions	Deductions	Ending Balance
Severance and related costs	$258	$—	$(258)	$—
Total restructuring charges	$258	$—	$(258)	$—

The accrued charges and associated payments for the three months ended March 31, 2020 are as follows (amounts in thousands):

	Beginning Balance	Additions	Deductions	Ending Balance
Severance and related costs	$—	$1,705	$(379)	$1,326
Contract termination costs	—	165	(165)	—
Total restructuring charges	$—	$1,870	$(544)	$1,326

15. Subsequent Events

On April 1, 2021, the Company, acquired Zikani, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”). Zikani is an emerging drug developer in the science of ribosome modulation, leveraging its innovative TURBO-ZMTM chemistry technology platform to develop novel Ribosome Modulating Agents (RMAs) as potential therapeutics for people with limited treatment options. The TURBO-ZMTM platform is designed to enable rapid synthesis of novel compounds that can be optimized to modulate the ribosome in a disease specific manner. Zikani is in pre-clinical development, with a plan to target rare diseases including genetic diseases and cancers caused by nonsense mutations.

Under the terms of the Merger Agreement, the Company issued 7,596,810 shares of common stock, in exchange for all of the issued and outstanding equity interests of Zikani (the “Merger Consideration”).

The Company is in the process of determining the purchase price allocation for the Merger Consideration and other net assets acquired, which is expected to be determined in the second quarter of 2021.

In connection with the acquisition, on April 1, 2021, Martijn Kleijwegt, Silvia Noiman and Gregory Williams resigned from the Board of Directors.  The Company expects to incur a one-time pre-tax charge, during the second quarter of 2021, consisting of employee separation costs of $1.0 million, primarily relating to severance costs. The Company also expects to incur a one-time non-cash stock compensation charge, relating to accelerated vesting of executive stock awards of $2.4 million. Pursuant to the terms of the Merger Agreement, Sumit Aggarwal, Alan Walts and Rajesh Parekh were appointed to the Board of Directors. Sumit Aggarwal was also appointed President and Chief Executive Officer, and Vijay Modur, M.D., Ph.D. was appointed the Head of Research and Development. The Company also appointed Daniel Geffken to serve as interim Chief Financial Officer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this Quarterly Report, as well as the audited financial statements and the related notes thereto, and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Annual Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Please see the sections “Forward-Looking Statements,” “Summary Risk Factors,” and Part I, Item 1A. “Risk Factors” herein.

Company Overview

We are a clinical-stage biopharmaceutical company developing novel ribonucleic acid (RNA)-modulating drug candidates, each designed to be a eukaryotic ribosomal selective glycoside (ERSG), for the treatment of rare and ultra-rare premature stop codon diseases. Premature stop codons are point mutations that disrupt the stability of the impacted messenger RNA (mRNA) and the protein synthesis from that mRNA.

Our lead clinical program, ELX-02, is currently in Phase 2 clinical development for the treatment of cystic fibrosis in patients with diagnosed nonsense mutations.

Our Phase 2 clinical trial for ELX-02 is being conducted at leading global investigator sites in Europe, Israel and the United States. On March 25, 2020, we announced that enrollment in these trials had been paused temporarily in response to the global COVID-19 pandemic in order to avoid unnecessary exposure in at-risk populations, to maintain the integrity of our study data and to support global healthcare providers in their commitment to ensure patient safety. On June 17, 2020, we announced that enrollment had been resumed in Israel and Europe and, on August 12, 2020, we announced that enrollment had been resumed in the United States.  The COVID-19 pandemic continues to evolve, and we continue to work closely with our clinical sites and investigators. We are also evaluating additional clinical sites in other countries where patient enrollment may be feasible. We expect to complete enrollment of the first four treatment arms by mid-2021 and report data in the second half of 2021.  The safety review committee for the trial has allowed dose escalation up to the top dose level with no drug-related serious adverse events reported to date. Multiple patients have progressed through the four-dose escalation range set forth in the trial protocol. The Cystic Fibrosis Foundation (“CF Foundation”) is providing funding for a portion of the clinical trial program.

The FDA has granted orphan drug designation to ELX-02 for the treatment of nephropathic cystinosis, MPS I, Rett syndrome, and cystic fibrosis.

Acquisition of Zikani Therapeutics, Inc.

On April 1, 2021, the Company acquired Zikani Therapeutics, Inc. (“Zikani”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”). Zikani is engaged in the science of ribosome modulation, leveraging its innovative TURBO-ZMTM chemistry technology platform to develop novel Ribosome Modulating Agents (RMAs) as potential therapeutics for people with limited treatment options. The TURBO-ZMTM platform is designed to enable rapid synthesis of novel compounds that can be optimized to modulate the ribosome in a disease specific manner. The TURRBO-ZM synthetic chemistry platform can design oral novel macrolide-based small molecules that are potent oral modulators with favorable therapeutic indices. Macrolides are antibiotics that inhibit protein synthesis in bacteria.  Zikani is in pre-clinical development, with a plan to target rare diseases including genetic diseases and cancers caused by nonsense mutations.

We expect the combined company to emerge as a leader in the science of ribosome modulation through our complementary platforms and continued development of our library of RMAs and Eukaryotic Ribosome Selective Glycosides (ERSGs). ELX-02, is a small molecule drug candidate designed to restore production of full-length functional proteins. The investigational therapy has shown strong activity across a full range of mutations in CF preclinical models. In Phase 1 testing, ELX-02 was generally well tolerated and demonstrated high bioavailability with consistent pharmacokinetics across both single and multiple-dose studies. The Phase 2 trials are designed to validate the safety of ELX-02 and assess its biological activity. We look forward to completing enrollment in the first four treatment arms by mid-year and reporting data from these treatment arms in the second half of this year. ELX-02 is an investigational drug that has not been approved by any global regulatory body.

With the strength of our ELX-02 program for CF, the acquisition of Zikani provides us with the opportunity to amplify the potential of our innovative science by developing a new class of therapies to treat diseases with limited to no treatment options. Our preclinical programs are focused on select rare diseases including inherited diseases, cancer caused by nonsense mutations, kidney diseases, including autosomal dominant polycystic kidney disease, as well as rare ocular genetic disorders. In addition, we plan to file an IND in 2022 for what could potentially become the first oral therapy for protein restoration for patients with nonsense mutations in Recessive Dystrophic Epidermolysis Bullosa (RDEB) and Junctional Epidermolysis Bullosa (JEB). RDEB is an incurable, extremely painful and often fatal skin blistering condition caused by a lack of collagen type VII that is estimated to affect more than 3,000 people worldwide. JEB is the most severe form of EB, with most patients dying in infancy. By extending the application of ribosomal RNA modulation to the readthrough of nonsense mutations in tumor suppressor genes, we are also rapidly advancing preclinical research for familial adenomatous polyposis (FAP), an inherited pre-cancerous colorectal disease frequently caused by nonsense mutations in the adenomatous polyposis coli (APC) gene.

Nonsense mutations cause approximately 10-12 percent of rare inherited diseases. ELX-02 along with the TURBO-ZMTM library of compounds are anticipated to significantly expand to include the treatment of many other rare diseases and certain cancers.

Under the terms of the Merger Agreement, the Company issued 7,596,810 shares of common stock in exchange for all of the issued and outstanding equity interests of Zikani. (the “Merger Consideration”).

The Company is in the process of determining the purchase price allocation for the Merger Consideration and other assets acquired, which it expects to finalize in the second quarter of 2021.

In connection with the acquisition, on April 1, 2021, Martijn Kleijwegt, Silvia Noiman and Gregory Williams resigned from the Board of Directors. Pursuant to the terms of the Merger Agreement, Sumit Aggarwal, Alan Walts and Rajesh Parekh were appointed to the Board of Directors. Sumit Aggarwal was also appointed President and Chief Executive Officer, and Vijay Modur, M.D., Ph.D., was appointed the Head of Research and Development. The Company also appointed Daniel Geffken to serve as interim Chief Financial Officer.  For more information concerning the acquisition of Zikani and the appointment of officers and directors, see the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2021.

COVID-19

The ongoing COVID-19 pandemic and the measures that we, our employees, consultants, suppliers, contract research organizations (“CROs”), and other partners or governments may take in response to the pandemic may significantly disrupt our business operations. We are working to ensure that we can operate with minimal disruption, and mitigate the impact of the pandemic on the health and safety of our employees and the patients and healthcare professionals that participate in our clinical trials. However, given the significant uncertainty regarding the ongoing impact of the COVID-19 pandemic, there remains a risk that we or our employees, contractors, suppliers, and other partners may be prevented or prohibited from conducting business activities for indefinite periods of time, for example due to a substantial percentage of personnel contracting the virus or due to government-mandated shutdowns.

We continue to focus on the operational challenges resulting from the COVID-19 pandemic.  The pandemic has not had a material adverse impact on our financial condition, and we have not had to furlough any employees.  Operations have continued, though our clinical trials were temporarily paused. Both Phase 2 clinical trials have now resumed. We are evaluating various alternatives to remain flexible and adapt to changing circumstances that may arise in the near and long term.  We continue to monitor our operations, states of affairs in the regions in which we and our business partners operate and conduct research and clinical trial activities, and applicable government recommendations. As a result, we have made modifications to our normal operations, including restrictions on business travel and meetings, permitting employees to work remotely and the implementation of COVID-19 workplace safety guidelines.

The extent and severity of the impact of the pandemic on our business and clinical trials will be determined largely by the ability of patients and prospective patients in our clinical trials to access trial sites, the ability of personnel from our CROs to oversee the administration of our drug candidates in accordance with trial protocols and our ability to monitor and communicate effectively with our CROs, staff at clinical trial sites and principal investigators.

Results of Operations

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,		Change
	2021	2020	$	%
Operating expenses:
Research and development	$4,073	$4,767	$(694)	(15)%
General and administrative	4,341	5,006	(665)	(13)%
Restructuring charges	—	3,994	(3,994)	—
Total operating expenses	8,414	13,767	(5,353)	(39)%
Loss from operations	(8,414)	(13,767)	5,353	(39)%
Other expense, net	280	179	101	56%
Net loss	$(8,694)	$(13,946)	$5,252	(38)%

Research and development expense

Research and development expenses were $4.1 million for the three months ended March 31, 2021 compared to $4.8 million for the same period in 2020, a decrease of $0.7 million. The decrease was primarily related to a decrease in salaries and other personnel related costs of $0.5 million, and a $0.2 million decrease in expenses related to subcontractors, consultants and advisors in connection with continued development of ELX-02 due to the impact of the COVID-19 pandemic as well as realignment actions taken by our Board of Directors in February 2020, including reductions in research and development headcount and in external spending.

General and administrative expenses

General and administrative expenses were $4.3 million for the three months ended March 31, 2021, compared to $5.0 million for the same period in 2020, a decrease of $0.7 million. The decrease was primarily related to a $0.6 million decrease in stock-based compensation expense and a $0.3 million decrease in in salaries and other personnel related costs, partially offset by a $0.2 million increase in expenses attributable principally to infrastructure related costs including legal, accounting and other professional fees. These decreases were all primarily related to realignment actions taken by our Board of Directors in February 2020, which included reductions in general and administrative headcount and in external spending.

Restructuring charges

Restructuring charges of $4.0 million for the three months ended March 31, 2020 resulted from the leadership and organizational realignment during the first quarter of 2020.  The total included $1.9 million related to contract termination and employee separation costs, primarily severance and benefits, and $2.1 million of stock-based compensation, relating to accelerated vesting of stock awards.  There were no similar charges during the three months ended March 31, 2021.

Other expense, net

We recorded $0.3 million in other expense, net for the three months ended March 31, 2021, compared to $0.2 million for the same period in 2020. The increase in other expense, net was primarily due to lower interest income.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. We have not generated revenue from sales of any product or service.

  We have incurred significant operating losses to date and have not generated revenue from sales of any products or services. Our net losses were $8.7 million and $13.9 million for the three months ended March 31, 2021, and 2020. As of March 31, 2021, we had an accumulated deficit of $180.3 million. Further, we expect to incur additional costs related to our acquisition of Zikani.  We have financed our operations primarily through the issuance of equity instruments, and to a lesser extent, from loans and grants. We have devoted substantially all of our financial resources and efforts to the development of our product candidates. We expect that it may be several years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. We expect to continue to incur significant expenses and operating losses for the foreseeable future. A successful transition to profitable operations is dependent upon achieving a level of revenue adequate to support our cost structure. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses may increase if, and as, we:

•	advance ELX-02 and/or other product candidates further into clinical development;
•	experience additional delays in enrollment and completion of our clinical trials due to the COVID-19 pandemic;
•	continue the preclinical development of our research programs and advance candidates into clinical trials;
•	pursue regulatory authorization to conduct clinical trials of additional product candidates;
•	seek marketing approvals for our product candidates;
•	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we obtain marketing approval;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, regulatory, management and scientific personnel;
•	add operational, financial and management information systems and personnel;
•	acquire or in-license other product candidates and technologies; and
•	operate as a public company.

We may never achieve profitability and until we do, we will continue to need to raise additional cash to fund our operations. Our cash and cash equivalents are highly liquid investments with original maturities of one year or less at the date of purchase and consist of cash in operating accounts and secured investments, primarily money market funds.

Although the impact of the COVID-19 pandemic on clinical operations and trial enrollment cannot fully be determined, we believe that our cash and cash equivalents of $18.2 million at March 31, 2021, will enable us to meet anticipated cash needs into the third quarter of 2021.  This amount will not be sufficient to maintain our current and planned operations for at least the next twelve months following the filing of this Report. Therefore, we will need to raise additional capital to finance our operations, which cannot be assured.  We have concluded that these conditions, in the aggregate, raise substantial doubt about our ability to continue as a going concern without additional funding.

Management intends to fund future operations through private or public debt or equity financing transactions and may seek additional capital through arrangements with strategic partners or from other sources. The availability of sufficient funding to alleviate the conditions that raise substantial doubt are not within management’s control and cannot be assessed as being probable of occurring. If we are unable to obtain adequate financing, we will evaluate alternatives which may include reducing or deferring operating expenses, including by downsizing our workforce and curtailing certain development programs, which could have a material adverse effect on our operations and future prospects.

Principal Financing Activities

In April 2020, we entered into a loan agreement with SVB under the U.S. Small Business Administration (the “SBA”) Paycheck Protection Program (the “PPP”) pursuant to the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) and received loan proceeds of $0.8 million (the “PPP Loan”).  We used the loan proceeds for payroll and other covered costs in accordance with the relevant terms and conditions of the CARES Act.  The PPP Loan has a maturity date of April 21, 2022 and an interest rate of 1.0% per annum.  Monthly payments of principal and interest are due beginning on September 21, 2021, although interest accrues from the issuance date.  A PPP loan may be partially or entirely forgiven based on employee retention for the 24-week period starting on the loan date through October 2020, and the use of loan proceeds for payroll or other specified costs during the same period.  Forgiveness is also based on the employer maintaining or restoring headcount and maintaining salary levels.  Forgiveness is reduced if headcount declines or if salaries decrease.  Any loan forgiveness will be made subject to SVB approval in accordance with SBA requirements.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(7,685)	$(11,924)
Net cash provided by investing activities	-	15,789
Net cash (used in) provided by financing activities	1,262	(483)

Our operating activities used cash of $7.7 million and $11.9 million during the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021, net cash used in operating activities resulted primarily from our net loss of $8.7 million and changes in working capital of $0.5 million, partially offset by total non-cash charges of $1.5 million. Non-cash charges primarily related to $1.3 million of stock-based compensation, $0.1 million of amortization of lease assets, and $0.1 million of debt discount amortization. Changes in working capital were primarily related to decreases of $0.4 million in prepaid expenses, and $0.1 million in operating lease liabilities. For the three months ended March 31, 2020, net cash used in operating activities resulted primarily from our net loss of $13.9 million and total changes in working capital of $2.2 million, partially offset by total non-cash charges of $4.3 million. Non-cash charges primarily related to $4.0 million of stock-based compensation, $0.1 million of amortization of lease assets, and $0.2 million of debt discount amortization. Changes in working capital were primarily related to decreases in accrued expenses and accounts payable of $1.1 million and $0.5 million, respectively, and an increase in prepaid expenses and other current assets of $0.6 million.

Our investing activities provided cash of $15.8 million during the three months ended March 31, 2020.  For the three months ended March 31, 2020, cash provided in investing activities was primarily related to $15.8 million of proceeds from the maturity of marketable securities. No investing activities occurred during the three months ended March 31, 2021.

Our financing activities provided cash of $1.3 million during the three months ended March 31, 2021 and used cash of $0.5 million during the three months ended March 31, 2020. For the three months ended March 31, 2021, net cash provided by financing activities consisted primarily of $2.6 million in advances received from collaboration partners, offset by $1.3 million in term loan principal repayments. For the three months ended March 31, 2020, net cash used in financing activities consisted primarily of $0.8 million in term loan principal repayments, net of $0.4 million in advances received from collaboration partners.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported expense during the reporting periods. We monitor and analyze these items for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our condensed consolidated financial statements presented in this Report are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. There have been no material changes to our critical accounting policies through March 31, 2021 from those discussed in our Annual Report filed with the SEC on March 12, 2021.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to a “smaller reporting company”, as defined in Item 10(f)(1) of SEC Regulation S-K.

Item 4. Controls and Procedures

Limitations on Effectiveness of Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect that there are resource constraints and the management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and interim Chief Financial Officer, evaluated, as of the end of the period covered by this Report, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are currently unaware of any material pending legal proceedings to which we are party or of which our property is the subject. However, we may at times in the future become involved in litigation in the ordinary course of business. When appropriate in management’s estimation, we will record adequate reserves in our financial statements for pending litigation. Litigation is subject to inherent uncertainties, and an adverse result in any such matters could adversely impact our reputation, operations, and our financial operating results or overall financial condition.

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

Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for, and successfully commercializing ELX-02 and any future product candidates, either alone or with third parties. The success of ELX-02 and any other product candidates will depend on several factors, including the following:

•

our ability to continue our business operations and product candidate research and development, and adapt to any changes in the regulatory approval process, manufacturing supply or clinical trial requirements and timing due to the ongoing COVID-19 pandemic;

•	successful completion of preclinical studies;
•	receipt of authorization to proceed under investigational new drug applications (“INDs”) and similar filings outside the United States for our planned clinical trials or future clinical trials;
•	successful patient enrollment in and completion of clinical trials;
•	safety and efficacy data for our product candidates that are satisfactory to the FDA, European Medicines Agency (“EMA”), or any other comparable foreign regulatory authority for marketing approval;
•	receipt of marketing approvals for our product candidates from applicable regulatory authorities;
•	completion of any required post-marketing approval commitments to applicable regulatory authorities;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•

making arrangements with third-party manufacturers, or establishing manufacturing capabilities, for both clinical and commercial supplies of our product candidates, if any product candidates are approved;

•	establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone or in collaboration with others;
•	acceptance of our products, if and when approved, by patients, the medical community and third-party payors;
•	obtaining and maintaining third-party coverage and adequate reimbursement; and
•	maintaining a continued acceptable safety profile of our products following any approval.

Many of these factors are beyond our control, and it is possible that we may never obtain regulatory approval for ELX-02 or any other product candidates even if we expend substantial time and resources seeking their development and approval. If we do not achieve regulatory approval in a timely manner or at all, we could experience significant delays or an inability to commercialize our current or future product candidates, which would materially adversely affect our business.

The success of our business, including our ability to finance our Company and generate revenue from products in the future, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of the product candidates we develop. Our current product candidates, and any future product candidates we develop, will require additional preclinical and clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other markets, demonstrating cost-effectiveness to pricing and reimbursement authorities, obtaining sufficient manufacturing supply for both clinical development and commercial production in accordance with current Good Manufacturing Practices (“cGMP”) or similar regulatory requirements outside the United States, building of a commercial organization, and substantial investment and significant marketing efforts before we generate any revenue from product sales. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners, which may prevent us from completing our clinical trials or commercializing our product candidates on a timely or profitable basis, if at all.

Preclinical and clinical drug development is a lengthy and expensive process, with an uncertain outcome. Our preclinical and clinical programs may experience delays or may never advance, which would adversely affect ability to obtain regulatory approvals or commercialize our product candidates on a timely basis or at all, which could have an adverse effect on our business

Before obtaining regulatory approval for the commercial distribution of our therapeutic product candidates, we or a collaborator must conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy of our product candidates in humans to the satisfaction of the FDA, EMA and other applicable regulatory agencies in the jurisdictions in which we intend to market our product candidates. Clinical testing is expensive, time-consuming, and subject to uncertainty. Of the large number of drugs in development, only a small percentage successfully complete clinical testing and an even smaller portion obtain FDA or similar foreign regulatory authority approval and are commercialized. Accordingly, even if we are able to obtain the requisite financing to continue to fund our research, development and clinical programs, we cannot assure you that ELX-02 or any of our future product candidates will be successfully developed or commercialized.

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

Further, we may experience delays in clinical trials of our product candidates. We do not know whether ongoing clinical trials will be completed on schedule or at all, or whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. We also cannot be sure that submission of an IND or similar application will result in the FDA, or other regulatory authority allowing clinical trials to begin in a timely manner, if at all. Moreover, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. Clinical trials can be delayed for a variety of reasons, including delays related to:

•	inability to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation or continuation of clinical trials;
•	reaching a consensus with regulatory authorities on study design or implementation of the clinical trials;
•	failure in obtaining regulatory authorization to commence a clinical trial;
•

reaching agreement on acceptable terms with prospective contract research organizations (“CROs”), and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

•	obtaining institutional review board (“IRB”), or ethics committee approval at each clinical trial site;
•	identifying, recruiting and training suitable clinical investigators;
•	manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of our product candidates for use in clinical trials;

•	insufficient or inadequate supply or quality of product candidates or other materials necessary for use in clinical trials;
•	recruiting, screening and enrolling suitable patients to participate in a clinical trial;
•	having patients complete a clinical trial or return for post-treatment follow-up;
•	clinical trial sites deviating from trial protocol or dropping out of a clinical trial;
•	adding new clinical trial sites;
•	failure by our CROs, other third parties or us to adhere to clinical trial protocols;
•	failure to perform in accordance with the FDA’s good clinical practice requirements (“GCPs”), or similar regulatory guidelines in other countries;
•

occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits, or occurrence of adverse events in clinical trials of the same class of agents conducted by other companies;

•	changes in regulatory requirements or guidance that require amending or submitting new clinical trial protocols;
•	changes to the standard of care on which a clinical development plan was based, which may require new or additional studies or clinical trials;
•	selection of clinical endpoints that require prolonged periods of observation or analyses of resulting data;
•	costs of clinical trials of our product candidates being greater than we anticipate;
•

clinical trials of our product candidates producing negative or inconclusive results, which may result in our deciding, or regulators requiring us, to conduct additional clinical trials or abandon development of such product candidates;

•

transfer of manufacturing processes to larger-scale facilities operated by a contract manufacturing organization (“CMO”) and delays or failure by our CMOs or us to make any necessary changes to such manufacturing processes;

•	third parties being unwilling or unable to satisfy their contractual obligations to us; or
•	unforeseen factors beyond our control, including public health concerns such as the COVID-19 pandemic.

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. For example, on March 25, 2020, we announced that enrollment in our clinical trials had been paused temporarily in response to the COVID-19 pandemic. On June 17, 2020, we announced that enrollment in our Phase 2 clinical trial in cystic fibrosis had resumed in Israel and Europe and, on August 12, 2020, we announced that enrollment had resumed in the Unites States.  COVID-19 is continuing to evolve and we continue to work closely with our clinical trial sites and investigators to ensure that patient enrollment will continue as quickly as is feasible in a safe environment for our patients. While we remain committed to completing enrollment in the first four treatment arms by mid-2021 and reporting data in the second half of 2021, contingent on no further disruptions due to the COVID-19 pandemic, we cannot provide assurances as to when this will be accomplished or whether we will incur significant additional costs, expend additional resources or be subject to additional regulatory requirements, including COVID-19 related disruptions, any of which may have a material adverse impact on our financial condition and results of operations.

Clinical trials must be conducted in accordance with the FDA and other applicable regulatory authorities’ legal requirements, regulations or guidelines, and are subject to oversight by these governmental agencies and ethics committees or IRBs at the medical institutions where the clinical trials are conducted. We could encounter delays if a clinical trial is suspended or terminated by us, by the data safety monitoring board for such clinical trial or by the FDA or any other regulatory authority, or if the IRBs or ethics committees of the institutions in which such trials are being conducted suspend or terminate the participation of their clinical investigators and sites subject to their review. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

In addition, significant adverse events with respect to individuals who are not enrolled in any of our clinical trials but who receive our drug candidate under our compassionate use policy (typically under a single-patient IND administered by the individual’s treating physician) may result in a partial or full clinical hold on our ongoing clinical trials. A clinical hold may result in the inability to enroll new patients in our studies until the hold is removed and may make it more difficult to enroll patients thereafter. Additionally, a clinical hold may also result in, among other things, protocol redesign, changes in eligibility criteria and increased costs, any of which could adversely affect our projected development timelines and jeopardize successful completion of our clinical programs.

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

All marketing activities associated with product candidates that are approved for sale in the U.S., if any, will be, directly or indirectly through our customers, subject to numerous federal and state laws governing the marketing and promotion of pharmaceutical products in the Unites States, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act and the Health Insurance Portability and Accountability Act (“HIPAA”). These laws may adversely impact, among other things, our proposed sales, marketing and education programs.

•

The U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving, or providing any remuneration (including any kickback, bribe, or certain rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under any U.S. federal healthcare program, such as Medicare and Medicaid. The term “remuneration” has been broadly interpreted to include anything of value, including stock options. The federal Anti-Kickback Statute has also been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other hand. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, but the exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection. Any arrangements with prescribers must be for bona fide services and compensated at fair market value. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, but the exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

•

The U.S. federal civil and criminal false claims laws, including without limitation, the civil False Claims Act, which can be enforced by private citizens on behalf of the U.S. federal government through civil whistleblower or qui tam actions, and the federal civil monetary penalties law which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the U.S. federal government, claims for payment or approval that are false or fraudulent, knowingly making, using, or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease, or conceal an obligation to pay money to the U.S. federal government. Pharmaceutical manufacturers can cause false claims to be presented to the U.S. federal government by, among other things, engaging in impermissible marketing practices, such as the off-label promotion of a product for an indication for which it has not received FDA approval. Further, pharmaceutical manufacturers can be held liable under the civil False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act.

•

HIPAA, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items, or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•

analogous U.S. state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements, and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and state and local laws requiring the registration of pharmaceutical sales representatives, and similar healthcare laws and regulations in foreign jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers.

Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is not always possible to identify and deter employee misconduct or business noncompliance, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations.

If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal, and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid, or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations to resolve allegations of noncompliance, disgorgement, imprisonment, contractual damages, reputational harm, diminished profits, and the curtailment or restructuring of our operations. Further, defending against any such actions can be costly, time-consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

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

Undesirable side effects caused by our product candidates, such as ELX-02, could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. It is possible that, during the course of the clinical development of ELX-02 or other product candidates, results of our clinical trials (or significant adverse events experienced by individuals receiving drug under our compassionate use policy) could reveal an unacceptable severity and prevalence of side effects. For example, in preclinical testing of ELX-02, we observed renal toxicities in the animals we tested following administration of this compound at doses in excess of the doses we expect to administer in our clinical trials. As a result of this or any other side effects, our clinical trials could be suspended or terminated or not even allowed to commence, and the FDA or comparable foreign regulatory authorities could order us to cease further development, or deny approval, of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. If we are required to delay, suspend or terminate any clinical trial or commercialization efforts, the commercial prospects of such product candidates may be harmed, and our ability to generate product revenues from them or other product candidates that we develop may be delayed or eliminated.

Additionally, if one or more of our product candidates receive marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw approvals of such product or impose restrictions on its distribution in the form of a new or modified risk evaluation and mitigation strategy;
•	regulatory authorities may require additional labeling, such as additional warnings or contraindications, which may negatively impact sales;
•	regulatory authorities may issue safety alerts, letters to healthcare providers, press releases or other communications containing warnings or other safety information about the product;
•	we may be required to change the way the product is administered or to conduct additional clinical studies;
•	we may be required to create a risk evaluation and mitigation strategy (“REMS”) which could include a medication guide outlining the risks of such side effects for distribution to patients;
•	we may be subject to fines, injunctions o the imposition of criminal penalties;
•	we could be sued and held liable for harm caused to patients; and
•	our reputation may suffer.

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

Regulatory authorities in some jurisdictions, including the Unites States and European Union (“EU”), may designate drugs for relatively small patient populations as orphan drugs in the U.S. and orphan medicinal products in the EU. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the U.S., or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. Orphan drug designation must be requested before submitting an NDA.

Similarly, in the EU, a medicinal product may receive orphan designation. This applies to products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition and either the condition affects no more than five in 10,000 persons in the EU when the application is made, or the product, without the benefits derived from orphan status, would unlikely generate sufficient return in the EU to justify the necessary investment. Moreover, in order to obtain orphan designation in the EU, it is necessary to demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition authorized for marketing in the EU, or if such a method exists, that the product will be of significant benefit to those affected by the condition. The applicable exclusivity period is ten years in the EU. The European exclusivity period can be reduced to six years, if, at the end of the fifth year a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified.

The FDA has granted orphan drug designation for ELX-02 for the treatment of cystic fibrosis, MPS I, Rett syndrome, and cystinosis. We may seek orphan drug designation for our other product candidates, and with respect to other indications. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and application fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA.

In addition, if a drug with an orphan drug designation subsequently receives the first FDA marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug for the same indication for that time period. The applicable period is seven years in the U.S. Orphan drug exclusivity may be lost in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity, if the underlying NDA authorizing the sale of the drug is withdrawn, or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the drug candidate from competition because different drugs can be approved for the same condition. In addition, even after an orphan drug is approved, the applicable regulatory authority can subsequently approve the same or a similar drug from another sponsor for the same condition if it concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

We may find it difficult to recruit and enroll patients in our clinical trials, which could cause significant delays in the completion of such trials or may cause us to abandon one or more clinical trials.

Successful and timely completion of clinical trials will require that we enroll a sufficient number of subjects. These trials and other trials we conduct may be subject to delays for a variety of reasons, including as a result of enrollment taking longer than anticipated, subject withdrawal or adverse events. These types of developments could cause us to delay the trial or halt further development. Our clinical trials will compete with other clinical trials that are in the same therapeutic areas as our product candidates, and this competition reduces the number and types of patients available to us, as some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. The protocols for our clinical trials generally require that patients may not be enrolled in more than one clinical trial for the same indication, which will limit the pool of available subjects.

In addition to the rarity of some diseases, the eligibility criteria of our clinical studies will further limit the pool of available study participants as we will require that patients have specific characteristics that we can measure and that their disease is not too advanced. Specifically, some of the diseases that our product candidates are designed to treat are rare and ultra-rare and we expect only a subset of the patients with these diseases will be eligible for our clinical trials. Because ELX-02 targets small populations and patient numbers have not been determined definitively, we must be able to identify patients in order to complete our development programs, potentially secure regulatory approval for, and if approved, successfully commercialize ELX-02.

We cannot guarantee that any of our programs will identify a sufficient number of patients to complete clinical development, pursue regulatory approval and market our product candidates, if approved. The combined number of patients in the U.S., Japan and Europe and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with ELX-02, or new patients may become increasingly difficult to identify, all of which would adversely affect our results of operations and our business. An inability to recruit and enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether, which could impact our ability to develop our product candidates and may have a material adverse effect on our business, results of operations and financial condition.  Patient enrollment depends on many factors, including:

•	the size and nature of the patient population;
•	the severity of the disease under investigation;
•	eligibility criteria for the trial;
•	the proximity of patients to clinical sites;
•	the design of the clinical protocol;
•	the ability to obtain and maintain patient consents;
•	the ability to recruit clinical trial investigators with the appropriate competencies and experience;
•	the risk that patients enrolled in clinical trials will drop out of the trials before the administration of our product candidates or trial completion;
•	the availability of competing clinical trials;
•	the availability of new drugs approved for the indication the clinical trial is investigating; and
•	clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies.

In addition, the ongoing COVID-19 pandemic has and may continue to adversely affect enrollment in our clinical trials. On March 25, 2020, we announced that enrollment in our clinical trials had been paused temporarily in response to the COVID-19 pandemic in order to avoid unnecessary exposure in at-risk populations, to maintain the integrity of our study data and to support global healthcare providers in their commitment to ensure patient safety. On June 17, 2020, enrollment in our Phase 2 clinical trial in cystic fibrosis had resumed in Israel and Europe and, on August 12, 2020 had resumed in the United States.  COVID-19 is continuing to evolve and we continue to work closely with our clinical trial sites and investigators to ensure that patient enrollment will continue as quickly as is feasible in a safe environment for our patients. We are also evaluating additional clinical sites in other countries where patient enrollment may be feasible. Additionally, significant additional costs as a result of this delay in enrollment or failure to complete enrollment in accordance with our objectives may have a material adverse impact on our financial condition and results of operations.

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

Interim, “topline” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or top-line data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the top-line or preliminary data we previously published. As a result, top-line and preliminary data should be viewed with caution until the final data are available.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our Company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine to be material or otherwise appropriate information to include in our disclosure. If the interim, top-line, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could negatively impact our business, operating results, prospects or financial condition.

The regulatory approval processes of the FDA and comparable regulatory authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

The time required to obtain approval by the FDA and comparable regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. Neither we nor any future collaborator is permitted to market any of our product candidates in the United States until we receive regulatory approval of an NDA from the FDA. Similarly, in the EU, our product candidates can only be placed on the market after obtaining a marketing authorization.

Prior to obtaining approval to commercialize a product candidate in the United States, Europe or other jurisdictions, we or our collaborators must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or other regulatory agencies, that such product candidates are safe and effective for their intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. The FDA or other regulatory authority may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or it may object to elements of our clinical development program.

The FDA or any foreign regulatory authorities or bodies can delay, limit or deny approval of our drug product candidates or require us to conduct additional nonclinical or clinical testing or abandon a program for a variety of reasons, including the following:

•	regulatory authorities may disagree with the design or implementation of our clinical trials;
•	we may be unable to demonstrate to the satisfaction of the applicable regulatory authority that a product candidate is safe or effective for its proposed indication;
•	the results of clinical trials may not meet the level of statistical significance required by regulatory authorities for approval;
•	serious and unexpected drug-related side effects experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates;
•	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
•	regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•

the data collected from clinical trials of our product candidates may not be acceptable or sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States, the EU, or elsewhere, and we may be required to conduct additional clinical studies;

•	the applicable foreign regulatory authority may disagree regarding the formulation, labeling and/or the specifications of our product candidates;
•	applicable regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
•	the approval policies or regulations of the FDA or comparable regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

Of the large number of drugs in development, only a small percentage successfully complete the regulatory approval processes and are commercialized. The lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, results of operations and prospects.

In addition, even if we were to obtain approval, regulatory authorities may approve our product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, including Phase 4 clinical trials, and/or the implementation of a REMS program, which may be required to assure safe use of the drug after approval. Regulatory authorities may also approve a product candidate for a more limited indication or patient population than we originally requested, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

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

We compete with pharmaceutical companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Our product candidates will have to compete with existing therapies and potential therapies under development by our competitors. In addition, our commercial opportunities may be reduced or eliminated if our competitors develop and market products that are less expensive, more effective or safer than our product candidates. Other companies have product candidates in various stages of preclinical or clinical development to treat diseases for which we are also seeking to develop product candidates. Some of these potential competing drugs are further advanced in development than our product candidates and may be commercialized earlier. Even if we are successful in developing effective drugs, our products may not compete successfully with products produced by our competitors.

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

In the United States, a number of legislative and regulatory initiatives have focused on containing the cost of healthcare. The Patient Protection and Affordable Care Act, or PPACA, was enacted in March 2010. This law substantially changed the way healthcare is financed by both governmental and private insurers in the Unites States, and significantly impacts the pharmaceutical industry. PPACA contains a number of provisions that are expected to impact our business and operations, in some cases in ways we cannot currently predict. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, rules regarding prescription drug benefits under health insurance exchanges, expansion of the 340B program, expansion of state Medicaid programs, fraud and abuse enforcement and rules governing the approval of biosimilar products. These changes will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program. In early 2016, CMS issued final regulations to implement the changes to the Medicaid Drug Rebate Program under PPACA. Moreover, in the future, Congress could enact legislation that further increases Medicaid drug rebates or other costs and charges associated with participating in the Medicaid Drug Rebate Program. Legislative changes to the PPACA also remain possible. The issuance of regulations and coverage expansion by various governmental agencies relating to the Medicaid Drug Rebate Program has increased and will continue to increase our costs and the complexity of compliance, has been and will be time-consuming, and could have a material adverse effect on our results of operations.

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

We have a history of net losses and negative cash flows from operating activities since inception and, as of March 31, 2021, had an accumulated deficit of $180.3 million. We have financed our operations primarily through equity securities, and to a lesser extent from loans and grants. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it will be several years, if ever, before we receive regulatory approval for commercialization of a product candidate. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue and initiate clinical trials of, and seek marketing approval for ELX-02, and as we become obligated to make milestone payments pursuant to our outstanding license agreements. In addition, if we obtain marketing approval for any of our current or future product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution of the approved product. Further, we expect to incur additional costs related to our acquisition of Zikani. Our future capital requirements will depend on many factors, including:

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

Accordingly, despite our prior public equity offerings and debt financing, we will need substantial additional funding in connection with our continuing operations and to achieve our goals. However, our existing cash and cash equivalents may prove to be insufficient for these activities. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs, product portfolio expansion or future commercialization efforts. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional financing due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our operating plans. If we are unable to obtain adequate financing, we will evaluate options, which may include reducing or deferring operating expenses, including by downsizing our workforce and curtailing certain development programs, which could have a material adverse effect on our operations and financial results.

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

Risks Related to Our Business and Operations

Our stockholders may not realize a benefit from our acquisition of Zikani (the “Merger”) commensurate with the ownership dilution they will experience in connection with the Merger.

If we are unable to realize the strategic and financial benefits currently anticipated from the Merger, our stockholders will have experienced substantial dilution of their ownership interest without receiving any commensurate benefit. Significant management attention and resources will be required to integrate the two companies and we may not manage these processes successfully. We are making substantial investments of resources to support this acquisition, which will result in significant ongoing operating expenses and may divert resources and management attention from other areas of our business. Delays in this process could adversely affect the combined company’s business, financial results, financial condition and stock price. Even if we are able to integrate the business operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, innovation and operational efficiencies that may be possible from this integration and that these benefits will be achieved within a reasonable period of time.

We continue to seek opportunities to expand our business through strategic initiatives. Our efforts to identify opportunities or complete transactions that satisfy our strategic criteria may not be successful, and we may not realize the anticipated benefits of any completed acquisition, collaboration or other strategic transaction.

Our business strategy includes expanding our product candidates and capabilities. We regularly evaluate potential merger, acquisition, partnering and in-license opportunities that we expect will expand our pipeline or product offerings, and enhance our research or development programs.

We may engage in future strategic transactions that could cause us to incur additional liabilities, commitments or significant expense. Any such transactions will be dependent on our ability to appropriately evaluate the potential risks and uncertainties, integrate any new technology, product and/or business, and generate revenues (including through up-front payments, milestones and/or royalties) sufficient to meet our underlying objectives.

Any strategic transaction undertaken, including the Merger, may result in unforeseen development costs, timeline delays, regulatory approval challenges and uncertainties relating to the commercial market opportunity, any of which could cause us to fail to realize the anticipated value of the transaction and may have a material adverse effect on our business and financial condition.

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

We are subject to federal, state and local taxes in the Unites States and Israel. Significant judgment is required in evaluating our tax positions and our worldwide provision for taxes. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including those relating to income tax nexus, by our earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. We may be audited in various jurisdictions, and such jurisdictions may assess additional taxes against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have a material adverse effect on our operating results or cash flows in the period or periods for which a determination is made.

Our business could be adversely affected by the effects of widespread public health epidemics and other factors beyond our control.

Public health epidemics or widespread outbreaks of contagious diseases could adversely impact our business. Any outbreak of contagious diseases, and other adverse public health developments, such as the recent novel strain of COVID-19, initially limited to a region in China and now affecting the global community, could impact our operations depending on future developments, which are highly uncertain, largely beyond our control and cannot be predicted with certainty. These uncertain factors include the duration of the outbreak, new information which may emerge concerning the severity of the disease and the actions to contain or treat its impact, could adversely impact our operations, including among others, conduct of our clinical trials, employee mobility and productiveness, temporary closure of facilities, including clinical trial sites, our manufacturing capabilities, and third party service providers such as CROs, any of which could have an adverse impact on our business and our financial results. The COVID-19 pandemic has also adversely affected the conduct of our clinical trials. For example, on March 25, 2020, we announced that enrollment in our clinical trials had been paused temporarily in response to the COVID-19 pandemic in order to avoid unnecessary exposure in at-risk populations, to maintain the integrity of our study data and to support global healthcare providers in their commitment to ensure patient safety. On June 17, 2020, we announced that enrollment in our Phase 2 clinical trial in cystic fibrosis had resumed in Israel and Europe, and on August 12, 2020, had resumed in the Unites States.  As the COVID-19 pandemic continues in the United States and elsewhere, we may experience additional disruptions that could severely impact our business, preclinical studies and clinical trials.

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

We currently rely, and plan to rely on in the future, third parties to conduct and support our preclinical studies and clinical trials. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.

We have utilized and plan to continue to utilize and depend upon independent investigators and collaborators, such as medical institutions, CROs, CMOs and strategic partners to conduct and support our preclinical studies and clinical trials. As a result, we will have less direct control over the conduct, timing and completion of these preclinical studies and clinical trials and the management of data developed. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP regulations. In addition, our clinical trials must be conducted with pharmaceutical product produced under cGMP regulations. Our failure or any failure by these third parties to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

We contract with third parties for the manufacture of our product candidates for preclinical studies and our ongoing clinical trials, and expect to continue to do so for additional clinical trials and ultimately for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or drugs or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not currently have the infrastructure or internal capability to manufacture supplies of our product candidates for use in development, or if approved, eventual commercialization. We rely, and expect to continue to rely, on third-party manufacturers for the production of our product candidates for preclinical studies and clinical trials. We do not have long-term supply agreements with these manufacturers. Furthermore, the raw materials for our product candidates are sourced, in some cases, from a single-source supplier. If we were to experience an unexpected loss of supply of any of our product candidates or any of our future product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials. For example, the extent to which the COVID-19 pandemic impacts our ability to procure sufficient supplies for the development of our products and product candidates will depend on the severity and duration of the spread of the virus, and the actions undertaken to contain COVID-19 or treat its effects.

We expect to continue to rely on third-party manufacturers for the commercial supply of any of our product candidates for which we obtain marketing approval. We may be unable to maintain or establish required agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•	the failure of the third party to manufacture our product candidates according to our schedule;
•	the reduction or termination of production or deliveries by suppliers, or the raising of prices or renegotiation of terms;
•	the termination or nonrenewal of agreements at a time that is costly or inconvenient for us;
•	the failure to comply with contractual obligations;
•	the failure to comply with applicable regulatory requirements;
•	the failure to manufacture our product candidates according to our specifications;
•	clinical supplies not being delivered to clinical sites on time;
•

disruptions to the operations of our third-party manufacturers or suppliers, testing facilities, or research sites caused by conditions unrelated to our business or operations, including unrelated regulatory action against or the bankruptcy of the manufacturer or supplier, testing facility, or research site, or the unavailability of essential personnel to conduct or complete our research or clinical trials, such as, for example, a result of the COVID-19 pandemic; and

•	the misappropriation of our proprietary information, including our trade secrets and know-how.

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

We are highly dependent on principal members of our senior management. While we have entered into employment agreements or offer letters with each of our executive officers, any of them could leave our employment at any time. Recruiting and retaining other qualified employees, consultants and advisors for our business, including scientific and technical personnel, will also be critical to our success. Competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for individuals with similar skill sets. In addition, failure to succeed in preclinical studies or clinical trials may make it more challenging to recruit and retain qualified personnel. The inability to recruit or loss of the services of any executive, key employee, consultant or advisor may impede the progress of our research, development and commercialization objectives. If we fail to attract and retain highly qualified personnel, we may not be able to successfully develop, manufacture or commercialize our product candidates.

We have experienced recent changes in management and other key personnel in critical functions across our organization, including in connection with the Merger. Changes in management and other key personnel have the potential to disrupt our business, and any such disruption could adversely affect our operations, programs, growth, financial condition or results of operations. In addition, new members of management may have different perspectives on programs and opportunities for our business, which may cause us to focus on new business opportunities or reduce or change emphasis on our existing business programs. Further, if members of our management and other key personnel in critical functions across our organization are unable to perform their duties or have limited availability due to COVID-19, we may not be able to execute on our business strategy and/or our operations may be negatively impacted.

Risks Related to Intellectual Property

If we fail to adequately protect or enforce our intellectual property rights or secure rights to third party patents, the value of our intellectual property rights would diminish, and our business, competitive position and results of operations would suffer.

As of March 31, 2021, we owned or licensed 30 issued patents and 45 pending patent applications in the U.S. and abroad, not including U.S. provisional applications. However, with regard to the pending provisional applications, the filing of a patent application does not mean that we will be issued a patent, or that any patent eventually issued will be as broad as requested in the patent application or sufficient to protect our technology. Any modification required to a currently pending patent application may delay the approval of such patent application which could have a material adverse effect on our business, results of operations and financial condition. In addition, there are a number of factors that could cause our current or future issued patents to become invalid or unenforceable or that could cause our pending patent applications to not be granted, including known or unknown prior art, deficiencies in the patent application or lack of originality of the technology. Our competitive position and future revenue will depend in part on our ability and the ability of our licensors and collaborators to obtain and maintain patent protection for our product candidates, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties. However, we cannot predict:

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

We may become involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming and unsuccessful and have an adverse effect on the success of our business.

Competitors or other third parties may infringe, misappropriate or otherwise violate our patents or other intellectual property. If we or one of our licensors were to initiate legal proceedings against a third party to enforce a patent covering one of our products or product candidates, the defendant could counterclaim that our patent is invalid or unenforceable. In patent litigation in the United States and in Europe, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of novelty, obviousness, lack of written description, or non-enablement. Third parties might allege unenforceability of our patents because during prosecution of the patent an individual connected with such prosecution withheld relevant information or made a misleading statement. Interference or derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications. The outcome of proceedings involving assertions of invalidity and unenforceability during patent litigation is unpredictable. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our products and product candidates, which may allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or could require us to obtain license rights from the prevailing party in order to be able to manufacture or commercialize our products, product candidates or technologies without infringing third-party patent rights. Even if a defendant does not prevail on a legal assertion of invalidity or unenforceability, our patent claims may be construed in a manner that would limit our ability to enforce such claims against the defendant and others. Moreover, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize our product candidates. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon, misappropriating or otherwise violating our intellectual property rights. Thus, even if we were to ultimately prevail, or to settle at an early stage, such litigation could burden us with substantial unanticipated costs. Our patents and other intellectual property rights also will not protect our technology if competitors design around our protected technology without infringing our patents or other intellectual property rights.

We may be subject to third-party claims including infringement, interference or derivation proceedings, post-grant review and inter partes review before the USPTO or similar adversarial proceedings or litigation in other jurisdictions. Even if we believe such claims are without merit, a court could hold that these third-party patents are valid, enforceable and infringed, and the holders of any such patents may be able to block our ability to commercialize the applicable product or product candidates unless we obtained a license under the applicable patents, or until such patents expire or are finally determined to be invalid or unenforceable. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our products, product candidates or technologies may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court to cover aspects of our products, product candidates or technologies, the holders of any such patents may be able to prohibit our commercialization of the applicable product or product candidate until such patent expires or is finally determined to be invalid or unenforceable or unless we obtained a license.

In addition, defending such claims would cause us to incur substantial expenses and, if successful, could cause us to pay substantial damages if we are found to be infringing a third party’s patent rights. These damages potentially include royalties, increased damages (possibly treble damages) and attorneys’ fees if we are found to have infringed such rights willfully. Further, if a patent infringement suit is brought against us, our development, manufacturing or sales activities relating to the product, product candidate or technology that is the subject of the suit may be delayed or terminated, as parties making claims against us may obtain injunctive or other equitable relief. As a result of patent infringement claims, or in order to avoid potential infringement claims, we may choose to seek, or be required to seek, a license from the third party, which may require payment of substantial royalties or fees, or require us to grant a cross-license under our intellectual property rights. These licenses may not be available on reasonable terms or at all. If we are unable to enter into a license on acceptable terms, we could be prevented from commercializing one or more of our products or product candidates, or forced to modify such products or product candidates, or to cease some aspect of our business operations, which could harm our business significantly. We might also be forced to redesign or modify our products, product candidates or technologies so that we no longer infringe the third-party intellectual property rights, which may result in significant cost or delay to us, or which redesign or modification could be impossible or technically infeasible.

Even if we were ultimately to prevail, any of these events could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business. Intellectual property litigation, regardless of its outcome, may cause negative publicity, adversely impact prospective customers, cause product shipment delays, or prohibit us from manufacturing, importing, marketing or otherwise commercializing our products or product candidates. Such litigation or proceedings could substantially increase our operating losses and reduce our resources available for development activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have an adverse effect on our ability to compete in the marketplace and could have an adverse impact on our business and financial condition.

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

Our research and development efforts were initially financed, in part, through royalty-bearing grants from the Israel Innovation Authority, or IIA. We received an aggregate of $2.6 million from the IIA for the development of our technologies. With respect to such grants we are required to pay certain royalties (including accrued interest) up to $2.7 million. We are required to comply with the requirements of the Israeli Encouragement of Research, Development and Technological Innovation in the Industry Law, 5744-1984, as amended, and related regulations, or the R&D Law, with respect to these past grants. If we fail to comply with the R&D Law, we may be required to refund certain grants previously received and/or to pay interest and penalties and we may become subject to criminal charges.

With respect to such grants we are obligated to pay royalties at a rate in the low to middle single digit percentage from the revenue generated from the sale of any products or services developed using IIA grants up to a maximum amount equal to repayment of the grant proceeds received plus accrued interest. We have not commenced the payment obligation of these royalties since we have not yet generated revenue, and we have a contingent obligation with respect to such future royalty payments including interest, of $2.7 million.

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

General Risk Factors

Our stock price may be volatile, and purchasers of our common stock could incur substantial losses.

The trading price of our common stock has been volatile and may continue to be volatile and subject to wide fluctuations in the future. Many factors could have an impact on our stock price, including fluctuations in our or our competitors’ operating results, clinical trial results or adverse events associated with our product candidates, product development by us or our competitors, changes in laws, including healthcare, regulatory, tax or intellectual property laws, intellectual property developments, acquisitions or other strategic transactions (including the Merger), changes in financial or operational estimates or projections and the perceptions of our investors that we are not performing or meeting expectations. The market price of our common stock may decline as a result of the Merger for a number of reasons, including, our failure to achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial or industry analysts, or investors react negatively to the Merger and its impact on our business and prospects.  The trading price of the common stock of many biopharmaceutical companies, including ours, has experienced extreme price and volume fluctuations, which have at times been unrelated to the operating performance of the companies whose stocks were affected. In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of shares of our common stock.

Maintaining and improving our financial controls and the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002(the “Sarbanes-Oxley Act”), and Nasdaq stock market rules. The requirements of these rules and regulations have increased and will continue to significantly increase our legal and financial compliance costs, including costs associated with the hiring of additional personnel, making some activities more difficult, time-consuming or costly, and may also place undue strain on our personnel, systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition.

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

Implementing any appropriate changes to our internal controls may require specific compliance training for our directors, officers and employees, require the hiring of additional finance, accounting and other personnel, entail substantial costs to modify our existing accounting systems, and take a significant period of time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. Moreover, adequate internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to satisfy the requirements of Section 404 could result in the loss of investor confidence in the reliability of our financial statements, which in turn could cause the market value of our common stock to decline.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

As of December 31, 2020, we had U.S. federal and state net operating loss carryforwards, or “NOL,” of $108.9 million and $13.7 million, respectively, and federal research tax credit carryforwards of $3.6 million. Certain U.S. NOLs will begin to expire, beginning in 2021 through 2037, and research tax credits will expire beginning in 2026 through 2040. Included in these U.S. federal NOLs are $34.9 million of NOLs generated after January 1, 2018, which are not subject to expiration.  Federal NOLs generated in 2018 and future years may be carried forward indefinitely but may not be carried back and are only eligible to offset up to a maximum of 80% of taxable income generated in a given year. It is uncertain if and to what extent various U.S. states will conform their NOL rules to the federal rules.

In general, under Section 382 of the U. S. Internal Revenue Code of 1986, as amended, (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-ownership change NOLs to offset future taxable income. We may have experienced ownership changes in the past, We may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. Although we have not completed our analysis, it is reasonably possible that our federal NOLs available to offset future taxable income could materially decrease. This reduction will be offset by an adjustment to the existing valuation allowance for an equal and offsetting amount. Additionally, our state NOLs available to offset future state income could similarly decrease which would also be offset by an equal and offsetting adjustment to the existing valuation allowance. Given the offsetting adjustments to the existing valuation allowance, any ownership change is not expected to have a material adverse effect on our consolidated financial statements. As of December 31, 2020, we had Israeli NOLs of $86.9 million, which carry forward indefinitely.

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

Pursuant to our 2018 Equity Incentive Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. As of March 31, 2021, individuals held share awards to purchase or receive an aggregate of 4,986,331 shares of our common stock. If our board of directors elects to increase the number of shares available for future grant by the maximum amount each year, our stockholders may experience additional dilution, which could have a negative effect on our share price.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Report. Where so indicated, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated April 1, 2021, by and among Eloxx Pharmaceuticals, Inc., Delta Merger Sub Acquisition Corporation and Zikani Therapeutics, Inc.	8-K	001-31326	2.1	April 1, 2021

3.1	Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on January 22, 2007	10-Q	001-31326	3.1	February 14, 2007

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on December 13, 2007	10-Q	001-31326	3.1	February 14, 2008

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on September 22, 2009	10-K	001-31326	3.3	September 28, 2009

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on May 25, 2010	8-K	001-31326	3.1	May 28, 2010

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on December 22, 2011	10-Q	001-31326	3.1	February 14, 2011

3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on April 1, 2013	10-Q	001-31326	3.1	May 15, 2013

3.7	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on October 16, 2013	8-K	001-31326	3.1	October 21, 2013

3.8	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on September 29, 2014	8-K	001-31326	3.1	October 3, 2014

3.9	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on December 19, 2017	8-K	001-31326	3.1	December 22, 2017

3.10	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on December 19, 2017	8-K	001-31326	3.2	December 22, 2017

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.11	Certificate of Designations to the Company’s Certificate of Incorporation. (Series A)	8-K	001-31326	3.1	March 29, 2010

3.12	Certificate of Designations to the Company’s Certificate of Incorporation. (0% Series C Convertible Preferred Stock)	8-K	001-31326	3.1	May 6, 2015

3.13	Amended and Restated Bylaws of Eloxx Pharmaceuticals, Inc.	8-K	001-31326	3.2	December 27, 2017

10.1*	Employment offer letter between Eloxx Pharmaceuticals, Inc. and Gary D Rakers dated March 26, 2021

10.2	Employment Agreement, dated as of April 1, 2021, by and between Sumit Aggarwal and Eloxx Pharmaceuticals, Inc.	8-K	001-31326	10.1	April 1, 2021

10.3	Employment Agreement, dated as of April 1, 2021, by and between Vijay Modur and Eloxx Pharmaceuticals, Inc.	8-K	001-31326	10.2	April 1, 2021

10.4*	Lease agreement by and between Zikani Therapeutics, Inc. and ARE-480 Arsenal Street, LLC, dated July 28, 2015

10.5*	First Amendment to Lease agreement by and between Zikani Therapeutics, Inc. and ARE-480 Arsenal Street, LLC, dated June 30, 2020

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

ELOXX PHARMACEUTICALS, INC.
Date: May 7, 2021

	by:	/s/ Daniel E. Geffken
Daniel E. Geffken
Interim Chief Financial Officer
(Principal Financial Officer)