Form 10-Q
period 2021-06-30
Eloxx Pharmaceuticals, Inc.
filed 2021-08-16
CIK 1035354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-31326

ELOXX PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1368850
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

480 Arsenal Way

Watertown, Massachusetts 02472

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

On August 9, 2021, the registrant had 86,202,772 shares of common stock, $0.01 par value per share, outstanding.

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

This Quarterly Report on Form 10-Q, or this Report, and information incorporated herein, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of present and historical facts contained in this Report, including without limitation, statements regarding expected timing of trials and results from our clinical program, strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. Without limiting the foregoing, in some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “will,” “would,” “should,” “expect,” “exploring,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “seeks,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. No forward-looking statement is a guarantee of future results, performance, or achievements, and one should avoid placing undue reliance on such statements.

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified in Part I. Item 1A. “Risk Factors” and Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks and uncertainties include, but are not limited to:

•	risks related to our dependence on our lead product candidate, ELX-02 and our ability to progress any of our product candidates in preclinical or clinical trials;
•	the length and expense of preclinical and clinical trial development and the uncertain outcomes from such trials;
•	risk related to doing business with collaborators, healthcare professionals, principal investigators, consultants, vendors, customers, and third-party payors;
•	risks that our product candidates may cause adverse events or other properties that delay or prevent regulatory approval or market acceptance;
•	risks related to the scope, rate and progress of our preclinical studies and clinical trials and other research and development activities;
•	risks related to patient recruitment and enrollment in our clinical trials;
•	the impact of the global COVID-19 pandemic or other public health epidemics and other factors beyond our control on our clinical trials, operations, vendors, suppliers and employees;
•	risks related to regulatory approvals and other requirements applicable to our product candidates;
•	risks related to our ability to obtain the capital necessary to fund our operations;
•	risks relating to the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	risks related to our ability to obtain adequate funding to finance our operations;
•	our and our stockholders ability to realize benefits from our strategic initiatives, including our acquisition of Zikani Therapeutics, Inc. in April 2021; and
•	general business conditions, regulatory environment, competition and market for our products.

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

Risks Related to Drug Discovery, Development, Regulatory Approval and Commercialization

•

The success of our lead product candidate, ELX-02, is critical to our business. If ELX-02 fails during development, it may adversely impact the commercial viability of ELX-02 and have a material adverse effect on our business.

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
•

We rely on third parties to conduct some or all aspects of our product manufacturing, protocol development, research and preclinical and clinical testing, and these third parties may not perform satisfactorily or may experience delays and disruptions that may negatively impact our operations.

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

General Risk Factors

•	Our stock price may be volatile and may or may not reflect our operations or value, and therefore purchasers of our common stock could incur substantial losses.
•

Maintaining and improving our financial controls and the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

•	Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
•

Our directors, executive officers, principal stockholders and affiliated entities own a significant percentage of our capital stock, and they may make decisions that an investor may not consider to be in the best interests of our stockholders.

•

Future sales and issuances of our securities or rights to purchase securities, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause the prices of our securities to decline.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Information

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$56,734	$24,668
Restricted cash	246	56
Prepaid expenses and other current assets	1,579	1,169
Total current assets	58,559	25,893
Property and equipment, net	185	133
Operating lease right-of-use asset	1,866	421
Other long-term assets	—	30
Total assets	$60,610	$26,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,024	$481
Accrued expenses	3,302	2,886
Current portion of long-term debt	5,686	5,239
Advances from collaboration partners	3,411	805
Current portion of operating lease liability	753	389
Taxes payable	34	38
Total current liabilities	15,210	9,838
Long-term debt	3,637	6,376
Operating lease liability	1,120	33
Total liabilities	19,967	16,247
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued or outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value per share, 500,000,000 shares authorized, 86,463,355 and 40,350,922 shares issued and 86,201,767 and 40,157,187 shares outstanding as of June 30, 2021 and December 31, 2020, respectively	863	404
Common stock in treasury, at cost, 261,588 and 193,735 shares as of June 30, 2021 and December 31, 2020, respectively	(2,065)	(1,828)
Additional paid-in capital	258,193	183,250
Accumulated deficit	(216,348)	(171,596)
Total stockholders’ equity	40,643	10,230
Total liabilities and stockholders’ equity	$60,610	$26,477

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$5,704	$3,738	$9,777	$8,505
General and administrative	7,355	3,848	11,696	8,854
In process research and development	22,670	—	22,670	—
Restructuring charges	—	—	—	3,994
Total operating expenses	35,729	7,586	44,143	21,353
Loss from operations	(35,729)	(7,586)	(44,143)	(21,353)
Other expense, net	329	301	609	480
Net loss	$(36,058)	$(7,887)	$(44,752)	$(21,833)

Net loss per share, basic and diluted	$(0.54)	$(0.20)	$(0.84)	$(0.54)
Weighted average number of shares of common stock used in computing net loss per share, basic and diluted	66,389,865	40,129,304	53,357,401	40,101,789

Comprehensive loss:
Net loss	$(36,058)	$(7,887)	$(44,752)	$(21,833)
Other comprehensive income:
Change in unrealized gain on available-for-sale securities	—	(52)		(5)
Comprehensive loss	$(36,058)	$(7,939)	$(44,752)	$(21,838)

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(44,752)	$(21,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	22,670	—
Stock-based compensation	5,343	5,971
Depreciation	56	36
Amortization of operating lease right-of-use asset	423	246
Amortization of debt discount	208	301
Amortization, net of premiums and discounts on investments	—	9
Loss on sales and disposals of property and equipment	84	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(84)	(449)
Accounts payable	(75)	(1,101)
Accrued expenses	69	(1,170)
Merger related costs paid	(1,003)	—
Operating lease liabilities	(417)	(245)
Taxes payable	(4)	(5)
Net cash used in operating activities	(17,482)	(18,240)
Cash flows from investing activities:
Proceeds from maturities of marketable securities	—	27,000
Cash acquired in merger transaction	2,145	—
Cash received from long-term deposits	—	42
Net cash provided by investing activities	2,145	27,042
Cash flows from financing activities:
Proceeds from underwritten public offerings, net of issuance costs	47,718	—
Proceeds from debt financing obligation	-	797
Repayment of term loan principal	(2,500)	(2,083)
Payment for settlement of taxes upon vesting of restricted stock units	(237)	(119)
Proceeds from advances from collaboration partners	2,606	402
Proceeds from exercises of stock options	6	64
Net cash provided by (used in) financing activities	47,593	(939)
Increase (decrease) in cash, cash equivalents and restricted cash	32,256	7,863
Cash, cash equivalents and restricted cash at the beginning of the period	24,724	22,536
Cash, cash equivalents and restricted cash at the end of the period	$56,980	$30,399

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets:
Cash and cash equivalents	$56,734	$30,347
Restricted cash	246	52
Total cash, cash equivalents and restricted cash	$56,980	$30,399

Supplemental disclosure of cash flow activities:
Issuance of common stock in merger transaction	$22,335	$—
Cash paid for interest	$273	$481
Cash paid for income taxes	$2	$5

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common stock				Treasury stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Shares	Amount	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2020	40,157,187	$404	$183,250	$—	(193,735)	$(1,828)	$(171,596)	$10,230
Vesting of restricted stock units	57,687	—	-	—	(23,883)	(94)	—	(94)
Stock-based compensation expense	—	—	1,308	—	—	—	—	1,308
Net loss	—	—	—	—	—	—	(8,694)	(8,694)
Balance at March 31, 2021	40,214,874	$404	$184,558	$—	(217,618)	$(1,922)	$(180,290)	$2,750
Exercise of stock options	3,525	—	6	—	—	—	—	6
Vesting of restricted stock units	53,224	—	—	—	(43,970)	(143)	—	(143)
Stock-based compensation expense	—	—	4,035	—	—	—	—	4,035
Issuance of common stock in connection with merger	7,596,810	76	22,259	—	—	—	—	22,335
Issuance of shares upon public offering	38,333,334	383	47,335	—	—	—	—	47,718
Net loss	—	—	—	—	—	—	(36,058)	(36,058)
Balance at June 30, 2021	86,201,767	$863	$258,193	$—	(261,588)	$(2,065)	$(216,348)	$40,643

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common stock				Treasury stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Shares	Amount	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2019	40,030,763	$402	$174,515	$18	(155,706)	$(1,703)	$(137,019)	$36,213
Exercise of stock options	10,636	—	64	—	—	—	—	64
Vesting of restricted stock units	84,055	1	(1)	—	(34,874)	(116)	—	(116)
Stock-based compensation expense	—	—	3,995	—	—	—	—	3,995
Change in unrealized gain on investments	—	—	—	47	—	—	—	47
Net loss	—	—	—	—	—	—	(13,946)	(13,946)
Balance at March 31, 2020	40,125,454	$403	$178,573	$65	(190,580)	$(1,819)	$(150,965)	$26,257
Vesting of restricted stock units	9,836	—	—	—	(1,036)	(3)	—	(3)
Stock-based compensation expense	—	—	1,976	—	—	—	—	1,976
Change in unrealized gain (loss) on investments	—	—	—	(52)	—	—	—	(52)
Net loss	—	—	—	—	—	—	(7,887)	(7,887)
Balance at June 30, 2020	40,135,290	$403	$180,549	$13	(191,616)	$(1,822)	$(158,852)	$20,291

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business

Eloxx Pharmaceuticals, Inc., together with its subsidiaries (collectively “Eloxx” or the “Company”), is a clinical-stage biopharmaceutical company developing novel ribonucleic acid (RNA)-modulating drug candidates, each designed to be a eukaryotic ribosomal selective glycoside (ERSG), for the treatment of rare and ultra-rare premature stop codon diseases. Premature stop codons are point mutations that disrupt the stability of the impacted messenger RNA (mRNA) and the protein synthesis from that mRNA. On April 1, 2021, the Company acquired Zikani Therapeutics, Inc. (“Zikani”), a preclinical stage biopharmaceutical company engaged in the science of ribosome modulation, leveraging its innovative TURBO-ZMTM chemistry technology platform to develop novel ribosome modulating agents (RMAs) as potential therapeutics for people with limited treatment options. The TURBO-ZMTM platform is designed to enable rapid synthesis of novel compounds that can be optimized to modulate the ribosome in a disease specific manner. Zikani is in pre-clinical development, with a plan to target rare diseases including genetic diseases and cancers caused by nonsense mutations. For more information see Note 15.

The Company is headquartered in Watertown, Massachusetts, with an additional office in Rehovot, Israel.

Liquidity and Going Concern

The Company has a history of net losses and negative cash flows from operating activities since its inception and, as of June 30, 2021, had an accumulated deficit of $216.3 million. The Company expects to continue to incur net losses and use cash in its operations for the foreseeable future. The Company has not generated revenue from the sale of any product or service and does not expect to generate significant revenue unless it obtains marketing approval for and commercializes one or more of its product candidates currently in development. Successful transition to profitable operations is dependent upon achieving a level of revenue adequate to support the Company’s cost structure.

The Company has financed its operations primarily from the sale of equity securities and, to a lesser extent, loans and grants. The Company may never achieve profitability and, unless it does, the Company will need to continue raising additional capital to fund its operations. The Company believes that its cash and cash equivalents of $56.7 million at June 30, 2021 will enable it to meet anticipated cash needs required to maintain its current and planned operations through at least the next 12 months from the issuance of the financial statements for the quarter ended June 30, 2021.

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

The Company has reclassified certain items from the prior year’s condensed consolidated financial statements to conform to the current year’s presentation.  Specifically, the Company allocated certain facilities and support costs between research and development expenses and general and administrative expenses that were previously reported within general and administrative expenses only.  For the three and six months ended June 30, 2020, $0.2 million and $0.4 million, respectively, is reclassified from general and administrative expenses to research and development expenses, which resulted in general and administrative expenses decreasing from $4.0 million to $3.8 million and $9.3 million to $8.9 million, for the three and six months ended June 30, 2020, respectively, and research and development expenses increasing from $3.5 million to $3.7 million and $8.1 million to $8.5 million, for the three and six months ended June 30, 2020, respectively.  This reclassification had no impact on previously reported total operating expenses, loss from operations, net loss, or net cash used in operating activities.

Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted, as permitted by such rules and regulations. These interim consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the interim periods ended June 30, 2021 and 2020.

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

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Research and development	$751	$631
Insurance	283	170
Other	545	368
Total	$1,579	$1,169

4. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Computers and software	$31	$124
Office furniture and equipment	28	164
Laboratory equipment	176	-
Leasehold improvements	65	158
	300	446
Less accumulated depreciation	(115)	(313)
Property and equipment, net	$185	$133

Depreciation expense was $40 thousand and $17 thousand for the three months ended June 30, 2021 and 2020, and $56 thousand and $36 thousand for the six months ended June 30, 2021 and 2020, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Research and development expenses	$1,499	$802
Payroll and other employee-related expenses	1,017	1,315
Professional services	686	415
Interest on debt	48	57
Other	52	39
Restructuring	—	258
Total	$3,302	$2,886

6. Debt

Term Loan

On January 30, 2019, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) in the amount of $15.0 million with Silicon Valley Bank (“SVB”) and WestRiver Innovation Lending Fund VIII, L.P. (“WestRiver”, and together with SVB, the “Lenders”).

Outstanding principal on the loan accrues interest at a floating rate equal to the greater of (i) 5.25% per annum and (ii) the sum of 2.5% plus the prime rate, as published in The Wall Street Journal. Interest payments are payable monthly. On June 30, 2021, the interest rate was 5.75%. The Company commenced making payments on the outstanding principal balance of the loan on February 1, 2020, which is payable in 36 equal monthly installments and fully matures on January 1, 2023.

In conjunction with the initial loan advance, the Company issued warrants to the Lenders to purchase an aggregate of 40,834 shares of common stock at a price of $11.02 (subject to certain adjustments).

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

As of June 30, 2021, the carrying value of the outstanding loan consists of $7.9 million in principal less an unamortized debt discount of $0.3 million. The debt issuance costs, the valuation of the warrants, and the final maturity payment of $0.9 million, have been recorded as a debt discount which are being accreted to interest expense through the maturity date of the loan. Interest expense relating to the loan for the three months ended June 30, 2021 and 2020 was $0.2 million and $0.3 million, respectively. Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of the debt discount. At June 30, 2021, the effective interest rate was 10.85%.

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

The Company’s scheduled future principal payments for the long-term debt are as follows (in thousands):

June 30,
2021
Remainder of 2021	$2,898
2022	5,398
2023	417
Total future principal payments	8,713
Less unamortized discount	(290)
Carrying value of long-term debt	8,423
Less current portion	(5,686)
Add final fee due at maturity in 2023	900
Long-term portion	$3,637

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

During 2019, the Company received a funding award from the Cystic Fibrosis Foundation (“CFF”) and entered into an agreement relating to the award, which agreement was amended in December 2020 providing for an additional award amount. Payment of award amounts are subject to the achievement of certain milestones in connection with the Company’s cystic fibrosis development program. The Company will be required to repay amounts received from the CFF (or specified multiples of such amounts) in certain circumstances, including as royalties on net sales, and, in the event of a disposition of the underlying asset.  The funding provided to the Company is accounted for as an advance from a collaboration partner within the scope of ASC Topic 730, “Research and Development.” As of June 30, 2021, and December 31, 2020, the Company received payments of $3.4 million and $0.8 million, respectively, which are recorded as liabilities captioned 'Advances from collaboration partners' in the accompanying condensed consolidated financial statements.

During May 2021, the Company received an additional award from the CFF to help identify optimized oral RMAs for further development in the treatment of cystic fibrosis patients with nonsense mutations.  Payment of award amounts are subject to the achievement of certain milestones in connection with the Company’s oral RMA cystic fibrosis development program. The Company will be required to repay amounts received from the CFF (or specified multiples of such amounts) in certain circumstances, including as royalties on net sales, and, in the event of a disposition of the underlying asset.  As of June 30, 2021, the Company had not received any funds associated with this award.

8. Stockholders’ Equity

Warrants

As of June 30, 2021 and December 31, 2020, 323,892 warrants to purchase common stock were outstanding, with a weighted average exercise price of $4.31 per share.   The weighted average remaining contractual life at June 30, 2021 was 2.24 years.

9. Stock-based Compensation

Summary of Stock Option Activity

Transactions related to stock options awarded to employees and directors during the six months ended June 30, 2021 were as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding at December 31, 2020	3,803,061	$10.16	8.20	$1,936,183
Granted	4,662,867	2.74
Exercised	(3,525)	(1.59)
Forfeited	(807,395)	(5.00)
Options outstanding at June 30, 2021	7,655,008	$6.19	7.45	$1,346,198
Options exercisable at June 30, 2021	2,719,909	$11.49	3.78	$413,252

The aggregate intrinsic value represents the total intrinsic value (the difference between the fair value of the common stock as of June 30, 2021 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2021. This amount is impacted by changes in the fair value of the common stock.

Summary of Restricted Stock Unit Activity

Activity related to restricted stock units awarded to employees during the six months ended June 30, 2021 were as follows:

	Shares	Weighted average grant date fair value per share
Unvested at December 31, 2020	349,725	$4.67
Granted	542,679	$3.36
Vested	(178,762)	$4.71
Forfeited	(78,750)	3.97
Unvested at June 30, 2021	634,892	$3.63

Stock-based Compensation

Stock-based compensation relates, non-employee directors and non-employees, time-based restricted stock units granted and performance-based stock options and restricted stock units granted. In February 2020, the Board of Directors approved a leadership and organizational realignment, which accelerated the vesting of certain awards, resulting in additional stock-based compensation of $2.1 million, which was recorded in restructuring charges.  In connection with the acquisition of Zikani, on April 1, 2021, Martijn Kleijwegt, Silvia Noiman and Gregory Williams resigned from the Board of Directors.  The Company incurred a one-time non-cash stock compensation charge, relating to accelerated vesting of executive stock awards of $2.4 million. Total equity-based compensation expense related to all of the Company’s stock-based awards was recognized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$114	$262	$355	$481
General and administrative	3,921	1,714	4,988	3,366
Restructuring charges	—	—	—	2,124
Total stock-based compensation expense	$4,035	$1,976	$5,343	$5,971

10. Marketable Securities

Cash and cash equivalents at June 30, 2021 and December 31, 2020 had an amortized cost as well as fair value of $56.7 million and $24.7 million, respectively. As of June 30, 2021 and December 31, 2020, no credit losses were identified related to the cash equivalents or marketable securities.

11. Fair Value of Financial Instruments

At June 30, 2021 and December 31, 2020, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents. During the three and six months ended June 30, 2021, the Company did not have any transfers of financial assets between levels, as defined in the significant accounting policies note in our Annual Report.

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

12. Other Expense, Net

Other expense, net consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest and other expense	$319	$347	$579	$762
Interest and other income	—	(69)	—	(313)
Foreign currency exchange losses	10	12	30	22
Investment income	—	11	—	9
Total other expense, net	$329	$301	$609	$480

13. Net Loss Per Share

The loss and the weighted average number of shares used in computing basic and diluted net loss per share for the periods, are as follows (amounts in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(36,058)	$(7,887)	$(44,752)	$(21,833)
Denominator:
Weighted average number of shares of common stock used in computing net loss per share, basic and diluted	66,389,865	40,129,304	53,357,401	40,101,789
Net loss per share, basic and diluted	$(0.54)	$(0.20)	$(0.84)	$(0.54)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as their effect would be anti-dilutive:

	Six Months Ended June 30,
	2021	2020
Options to purchase common stock	7,655,008	4,952,230
Restricted stock units	634,892	367,167
Warrants	323,892	323,894
Total potential common stock equivalents	8,613,792	5,643,291

14. Restructuring

In February 2020, the Company eliminated 13 full-time positions.  This resulted in a charge of $4.0 million, including $2.1 million in stock-based compensation expense, with severance being paid over one year.

The accrued charges and associated payments for the three months ended June 30, 2021, are as follows (in thousands):

	Beginning Balance	Additions	Deductions	Ending Balance
Severance and related costs	$258	$—	$(258)	$—
Total restructuring charges	$258	$—	$(258)	$—

The accrued charges and associated payments for the three months ended June 30, 2020 are as follows (in thousands):

	Beginning Balance	Additions	Deductions	Ending Balance
Severance and related costs	$—	$1,705	$(747)	$958
Contract termination costs	—	165	(165)	—
Total restructuring charges	$—	$1,870	$(912)	$958

15. Merger Accounting

On April 1, 2021, the Company, acquired Zikani, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”). Under the terms of the Merger Agreement, the Company issued 7,596,810 shares of common stock, $0.01 par value per share (“Eloxx Common Stock”), in exchange for all of the issued and outstanding equity interests of Zikani (the “Merger Consideration”). In addition, the Company issued 442,142 restricted stock units under the Eloxx Pharmaceuticals, Inc. 2018 Equity Incentive Plan (the “Equity Plan”) to certain employees of Zikani in respect of each individual’s prospective service as an officer, consultant or director of the Company.

The Company has been determined to be the acquiring company for accounting purposes and has concluded the merger represents an asset acquisition by the Company of Zikani. To determine the accounting for this transaction under U.S. GAAP, a company must assess whether an integrated set of assets and activities will be accounted for as an acquisition of a business or an asset acquisition. The guidance requires an initial screen test to determine if substantially all of the relative fair value of the gross assets acquired is concentrated in a single asset or group of similar non-financial assets. If that screen is met, the set is not a business. In connection with the acquisition of Zikani, substantially all of the consideration paid is allocable to the fair value of acquired in-process research and development (“IPR&D”) and, as such, the acquisition is treated as an asset acquisition. Zikani’s assets and liabilities have been initially recognized by allocating the accumulated cost of the acquisition based on their relative fair values, as estimated in good faith by management.  The net assets acquired as of the transaction date has been combined with the assets, liabilities, and results of operations of the Company on consummation of the Merger. In accordance with ASC 730, Research and Development, the portion of the Merger Consideration allocated to the acquired IPR&D based on its relative fair value is included as an operating expense as there is no alternative future use.

The total consideration for the Merger is as follows (in thousands, except per share data):

Number of shares of Eloxx common stock issued to Zikani stockholders (1)		7,597
Actual closing price per share of Company common stock as reported on the Nasdaq Capital Market on April 1, 2021	$3.36
Adjusted for a discount for lack of marketability (“DLOM”) (1)	87.5%	$2.94
Estimated fair value of common stock consideration		22,335
Estimated transaction costs		1,003
Total preliminary estimated purchase price		$23,338

(1)

The shares of common stock issued as merger consideration are unregistered and subject to trading restriction under Rule 144. The Company estimated the DLOM based on consideration of multiple valuation methods. A DLOM is applied to the Company’s quoted common stock price to estimate the value of Eloxx common stock issued on a minority, non-marketable basis. The Eloxx Common Stock issued was offered and sold in transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(a)(2) thereof and Regulation D thereunder.

The following table summarizes the preliminary allocation of the cost of the acquisition to the respective assets acquired and liabilities assumed, based on their relative fair values.  The purchase price allocations were prepared on a preliminary basis and are subject to change as additional information becomes available concerning the fair value of the assets acquired and liabilities assumed.  Any measurement period adjustments to the purchase price allocation will be made as soon as practicable but no later than one year from the date of acquisition.

Cash and cash equivalents	$1,954
Restricted cash	191
Prepaid expenses and other current assets	296
Operating lease right-of-use asset	1,810
Property and equipment, net (2)	192
Intangible assets (3)	467
Total Assets	4,910

Accounts payable	1,219
Accrued expenses	748
Current portion of operating lease liability	588
Operating lease liability	1,222
Total liabilities	3,777

Net assets acquired	1,133
In process research and development acquired (4)	22,205
Purchase price	23,338

(2)	Zikani’s property and equipment consists principally of laboratory and computer equipment, furniture and fixtures and leasehold improvements.
(3)	Employee-related intangible assets relate to Zikani’s assembled workforce acquired in the Merger.
(4)

IPR&D represents the allocated consideration based on the estimated fair value of Zikani’s IPR&D. In accordance with ASC 730, Research and Development, the fair value of IPR&D acquired in an asset acquisition with no alternative future use be allocated a portion of the consideration transferred and charged to expense at the acquisition date.  The actual purchase price allocated to IPR&D may change, subject to finalization of the fair value estimates and the determination of final transaction costs. The final valuation of the IPR&D consideration could differ significantly from the current estimate.

In addition, the Company incurred and expensed costs directly related to the Merger totaling approximately $1.0 million, of which $0.8 million and $1.0 million was incurred in the three and six months ended June 30, 2021, and is included in general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss.

Since the closing date of the Merger, the results of Zikani’s operations have been included in the Company’s condensed consolidated financial statements.

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

Company Overview

We are a clinical-stage biopharmaceutical company engaged in the science of ribosome modulation, leveraging both its innovative TURBO-ZM™ chemistry technology platform in an effort to develop novel Ribosome Modulating Agents (RMAs) and its library of Eukaryotic Ribosome Selective Glycosides (ERSGs), for the treatment of rare and ultra-rare premature stop codon diseases. Premature stop codons are point mutations that disrupt the stability of the impacted messenger RNA (mRNA) and the protein synthesis from that mRNA.

Our lead clinical program, ELX-02, is currently in Phase 2 clinical development for the treatment of cystic fibrosis (CF) in patients with diagnosed nonsense mutations and is being conducted at leading investigator sites in Europe, Israel and the United States. As of the end of June 2021, we believe that we have enrolled a sufficient number of patients to assess biological activity of ELX-02. We expect to present data from the first four treatment arms of the study in the fourth quarter of 2021. The Cystic Fibrosis Foundation (“CFF”) is providing funding for a portion of this clinical trial program.

The FDA has granted orphan drug designation to ELX-02 for the treatment of nephropathic cystinosis, MPS I, Rett syndrome, and CF.

Acquisition of Zikani Therapeutics, Inc.

On April 1, 2021, the Company acquired Zikani Therapeutics, Inc. (“Zikani”), a company in preclinical development and engaged in the science of ribosome modulation, leveraging its innovative TURBO-ZMTM chemistry technology platform to develop novel Ribosome Modulating Agents (RMAs) as potential therapeutics for people with limited treatment options. The TURBO-ZMTM platform is designed to enable rapid synthesis of novel compounds that can be optimized to modulate the ribosome in a disease specific manner. The TURRBO-ZMTM synthetic chemistry platform can design oral novel macrolide-based small molecules that are potent oral modulators with favorable therapeutic indices. Macrolides are antibiotics that inhibit protein synthesis in bacteria.

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

With the strength of our ELX-02 program for CF, the acquisition of Zikani provides us with the opportunity to amplify the potential of our innovative science by developing a new class of therapies to treat diseases with limited to no treatment options. The CFF has agreed to provide funding for a portion of this research. Our preclinical programs are focused on select rare diseases including inherited diseases, cancer caused by nonsense mutations, kidney diseases, including autosomal dominant polycystic kidney disease, as well as rare ocular genetic disorders. In addition, we plan to file an IND in 2022 for what could potentially become the first oral therapy for protein restoration for patients with nonsense mutations in Recessive Dystrophic Epidermolysis Bullosa (RDEB) and Junctional Epidermolysis Bullosa (JEB). RDEB is an incurable, extremely painful and often fatal skin blistering condition caused by a lack of collagen type VII that is estimated to affect more than 3,000 people worldwide. JEB is the most severe form of EB, with most patients dying in infancy. By extending the application of ribosomal RNA modulation to the readthrough of nonsense mutations in tumor suppressor genes, we are also rapidly advancing preclinical research for familial adenomatous polyposis (FAP), an inherited pre-cancerous colorectal disease frequently caused by nonsense mutations in the adenomatous polyposis coli (APC) gene. We plan to target rare diseases including genetic diseases and cancers caused by nonsense mutations.

Nonsense mutations cause approximately 10-12 percent of rare inherited diseases. ELX-02 along with the TURBO-ZMTM library of compounds are anticipated to significantly expand to include the treatment of many other rare diseases and certain cancers.

Under the terms of the Agreement and Plan of Merger (the “Merger Agreement”), the Company issued 7,596,810 shares of common stock in exchange for all of the issued and outstanding equity interests of Zikani. (the “Merger Consideration”).

COVID-19

The ongoing COVID-19 pandemic and the measures that we, our employees, consultants, suppliers, contract research organizations (“CROs”), and other partners or governments may take in response to the pandemic may significantly disrupt our business operations. We are working to ensure that we can operate with minimal disruption, and mitigate the impact of the pandemic on the health and safety of our employees and the patients and healthcare professionals that participate in our clinical trials. However, given the significant uncertainty regarding the ongoing impact of the COVID-19 pandemic, there remains a risk that we or our employees, contractors, suppliers, and other partners may be prevented or prohibited from conducting business activities for indefinite periods of time, for example due to a substantial percentage of personnel contracting the virus or due to government-mandated restrictions.

While the pandemic has not to date had a material adverse impact on our financial condition, and we have not had to furlough any employees, our clinical trials were temporarily paused. Both Phase 2 clinical trials have resumed, and we believe that we have enrolled a sufficient number of patients to assess biological activity of ELX-02. We continue to monitor our operations, states of affairs in the regions in which we and our business partners operate and conduct research and clinical trial activities, and applicable government recommendations.

Results of Operations

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Operating expenses:
Research and development	$5,704	$3,738	$1,966	53%	$9,777	$8,505	$1,272	15%
General and administrative	7,355	3,848	3,507	91%	11,696	8,854	2,842	32%
Acquired in-process research and development	22,670	—	22,670	—	22,670	—	22,670	—
Restructuring charges	—	—	—	—	—	3,994	(3,994)	—
Total operating expenses	35,729	7,586	28,143	371%	44,143	21,353	22,790	107%
Loss from operations	(35,729)	(7,586)	(28,143)	371%	(44,143)	(21,353)	(22,790)	107%
Other expense, net	329	301	28	9%	609	480	129	27%
Net loss	$(36,058)	$(7,887)	$(28,171)	357%	$(44,752)	$(21,833)	$(22,919)	105%

Research and development expense

Research and development expenses were $5.7 million for the three months ended June 30, 2021, compared to $3.7 million for the same period in 2020, an increase of $2.0 million. The increase was primarily related to a $1.8 million increase in expenses related to subcontractors, consultants and advisors in connection with continued development of ELX-02 due to the impact of the COVID-19 pandemic on the corresponding prior year period expense, an increase in salaries and other personnel related costs of $0.3 million partially offset by a $0.1 million decrease in stock-based compensation expense.

Research and development expenses were $9.8 million for the six months ended June 30, 2021 compared to $8.5 million for the same period in 2020, an increase of $1.3 million. The increase was primarily related to a $1.50 million increase in expenses related to subcontractors, consultants and advisors in connection with continued development of ELX-02 due to the impact of the COVID-19 pandemic on the corresponding prior year period expense, partially offset by a decrease in salaries and other personnel related costs of $0.1 million, and a $0.1 million decrease in stock-based compensation expense.

General and administrative expenses

General and administrative expenses were $7.4 million for the three months ended June 30, 2021, compared to $3.8 million for the same period in 2020, an increase of $3.5 million. The increase was primarily related to a $2.2 million increase in stock-based compensation expense, a $1.2 million increase in in salaries and other personnel related costs related to the merger with Zikani, as well as an increase of $0.1 million increase in expenses attributable principally to infrastructure related costs including legal, accounting and other professional fees.

General and administrative expenses were $11.7 million for the six months ended June 30, 2021, compared to $8.9 million for the same period in 2020, an increase of $2.8 million. The increase was primarily related to a $1.6 million increase in stock-based compensation expense, a $1.0 million increase in in salaries and other personnel related costs related to the merger with Zikani, as well as an increase of $0.2 million increase in expenses attributable principally to infrastructure related costs including legal, accounting and other professional fees.

Acquired in-process research and development

Acquired in-process research and development (“IPR&D”) expense of $22.7 million for the six months ended June 30, 2021 consists of the estimated fair value of the assets acquired and consideration given in connection with the acquisition of the Zikani’s IPR&D. As the assets acquired were in the research and development phase and were determined to not have any alternative future use, it was expensed as acquired IPR&D. There was no such expense for the six months ended June 30, 2020.

Restructuring charges

Restructuring charges of $4.0 million for the six months ended June 30, 2020 resulted from the leadership and organizational realignment during the first quarter of 2020.  The total included $1.9 million related to contract termination and employee separation costs, primarily severance and benefits, and $2.1 million of stock-based compensation, relating to accelerated vesting of stock awards.  There were no similar charges during the six months ended June 30, 2021.

Other expense, net

We recorded $0.3 million in other expense, net for each of the three months ended June 30, 2021, and 2020. We recorded $0.6 million in other expense, net for the six months ended June 30, 2021, compared to $0.5 million for the same period in 2020. The increase in other expense, net was primarily due to lower interest income.

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

  We have incurred significant operating losses to date and have not generated revenue from sales of any products or services. Our net losses were $44.8 million and $7.9 million for the six months ended June 30, 2021, and 2020. As of June 30, 2021, we had an accumulated deficit of $216.3 million. Further, we expect to incur additional costs related to our acquisition of Zikani.  We have financed our operations primarily through the issuance of equity instruments, and to a lesser extent, from loans and grants. We have devoted substantially all of our financial resources and efforts to the development of our product candidates. We expect that it may be several years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. We expect to continue to incur significant expenses and operating losses for the foreseeable future. A successful transition to profitable operations is dependent upon achieving a level of revenue adequate to support our cost structure. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses may increase if, and as, we:

•	advance ELX-02 and/or other product candidates further into clinical development;
•	experience any additional delays in enrollment and completion of our clinical trials due to the COVID-19 pandemic;
•	continue the preclinical development of our research programs and advance candidates into clinical trials;
•	pursue regulatory authorization to conduct clinical trials of additional product candidates;
•	seek marketing approvals for our product candidates;
•	establish a sales, marketing and distribution infrastructure to commercialize any product candidates for which we obtain marketing approval;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, regulatory, management and scientific personnel;
•	add operational, financial and management information systems and personnel;
•	acquire or in-license other product candidates and technologies; and
•	operate as a public company.

We may never achieve profitability and until we do, we will continue to need to raise additional cash to fund our operations. Our cash and cash equivalents are highly liquid investments with original maturities of one year or less at the date of purchase and consist of cash in operating accounts and secured investments, primarily money market funds.

We believe that our cash and cash equivalents of $56.7 million at June 30, 2021, will enable us to meet anticipated cash needs required to maintain our current and planned operations through at least the next 12 months from the issuance of this Report.

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

On May 13, 2021, we completed an underwritten public offering of 38,333,334 shares of common stock at a price of $1.35 per share and received gross proceeds of approximately $51.8 million, before deducting underwriting discounts and commissions of $3.1 million and offering expenses of $0.8 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(17,482)	$(18,240)
Net cash provided by investing activities	2,145	27,042
Net cash provided by (used in) financing activities	47,593	(939)

Our operating activities used cash of $17.5 million and $18.2 million during the six months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021, net cash used in operating activities resulted primarily from our net loss of $44.8 million and changes in working capital of $0.3 million, partially offset by total non-cash charges of $28.5 million. Non-cash charges primarily related to $22.7 million of acquired in-process research and development, $5.3 million of stock-based compensation, $0.3 million of amortization of lease assets, and $0.2 million of debt discount amortization. Changes in working capital were primarily related to decreases of $0.1 million in prepaid expenses, $0.2 million in operating lease liabilities, and $1.0 million of merger related costs. For the six months ended June 30, 2020, net cash used in operating activities resulted primarily from our net loss of $(21.8) million and total changes in working capital of $(3.0) million partially offset by total non-cash charges of $6.6 million. Non-cash charges primarily related to $6.0 million of stock-based compensation, $0.3 million of amortization of lease assets, and $0.3 million of debt discount amortization. Changes in working capital were primarily related to decreases of $1.2 million in accrued expenses, $1.1 million in accounts payable and $0.3 million in operating lease liabilities, and in increase of $0.4 million in prepaid expenses and other current assets.

Our investing activities provided cash of $2.1 million and $27.0 million during the six months ended June 30, 2021 and 2020, respectively.  For the six months ended June 30, 2021, cash provided in investing activities was primarily related to $2.1 million of cash acquired as part of the merger.  For the six months ended June 30, 2020, cash provided in investing activities was primarily related to $27.0 million of proceeds from the maturity of marketable securities.

Our financing activities provided cash of $47.6 million during the six months ended June 30, 2021 and used cash of $0.9 million during the six months ended June 30, 2020. For the six months ended June 30, 2021, net cash provided by financing activities consisted primarily of net proceeds of $47.7 million from our public offering of common stock in May 2021, $2.6 million in advances received from collaboration partners, offset by $2.5 million in term loan principal repayments and $0.2 million related to the settlement of taxes upon vesting of restricted stock units. For the six months ended June 30, 2020, net cash used in financing activities consisted primarily of $2.1 million in term loan principal repayments, offset by $0.8 million received from the PPP Loan and $0.4 million in advances received from collaboration partners.

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

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our condensed consolidated financial statements presented in this Report are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. There have been no material changes to our critical accounting policies through June 30, 2021 from those discussed in our Annual Report filed with the SEC on March 12, 2021.

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

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and interim Chief Financial Officer, evaluated, as of the end of the period covered by this Report, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

As discussed in Note 15 of our financial statements included elsewhere in this Report, we acquired Zikani on April 1, 2021. We are in the process of evaluating the internal controls of Zikani, and, as permitted for newly acquired businesses, the internal control over financial reporting of Zikani was excluded from the evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As noted above, we acquired Zikani on April 1, 2021. We are in the process of reviewing the internal control structure of Zikani and, if necessary, will make appropriate changes as we continue to integrate Zikani into our Company.

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

Risks Related to Drug Discovery, Development, Regulatory Approval and Commercialization

We depend heavily on the success of our lead product candidate, ELX-02. If ELX-02 fails during development or suffers any material development delays, it may adversely impact the commercial viability of ELX-02 and our business.

We currently have no products approved for sale. We have invested substantial efforts and financial resources primarily in the research and development of ELX-02, which is currently our only product candidate in clinical development. We have increased investment in our preclinical candidate portfolio but have yet to advance other molecules into clinical development.

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

The success of our business, including our ability to finance our Company and generate revenue from products in the future, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and any eventual commercialization of the product candidates we develop. Our current product candidates, and any future product candidates we develop, will require additional preclinical and clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other markets, demonstrating cost-effectiveness to pricing and reimbursement authorities, obtaining sufficient manufacturing supply for both clinical development and commercial production in accordance with current Good Manufacturing Practices (“cGMP”) or similar regulatory requirements outside the United States, building of a commercial organization, and substantial investment and significant marketing efforts before we generate any revenue from product sales. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners, which may prevent us from completing our clinical trials or commercializing our product candidates on a timely or profitable basis, if at all.

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

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. For example, on March 25, 2020, we announced that enrollment in our clinical trials had been paused temporarily in response to the COVID-19 pandemic. On June 17, 2020, we announced that enrollment in our Phase 2 clinical trial in cystic fibrosis had resumed in Israel and Europe and, on August 12, 2020, we announced that enrollment had resumed in the Unites States.  COVID-19 is continuing to evolve and we continue to work closely with our clinical trial sites and investigators to ensure that patient enrollment will continue as quickly as is feasible in a safe environment for our patients. While we believe that we have enrolled a sufficient number of patients to assess biological activity of ELX-02, and expect to present data from the first four treatment arms of the study in the fourth quarter of this year, we cannot provide assurances as to whether we will incur significant additional costs, expend additional resources or be subject to additional regulatory requirements, including COVID-19 related disruptions, any of which may have a material adverse impact on our financial condition and results of operations.

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

If we experience delays in the completion of any clinical trial of our product candidates, the commercial prospects of our product candidates and the ability to generate revenues may be impaired. In addition, any delays in completing our clinical trials may increase our costs, slow down our product development and approval process and may jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may have an adverse impact on our business, financial condition and prospects. Further, the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

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

Failure or delay in the commencement or completion of our clinical trials may be caused by several factors, including:

•	slower than expected rates of patient recruitment, particularly with respect to trials of rare diseases such as cystic fibrosis caused by nonsense mutations;
•	determination of dosing levels and corresponding effect analysis;
•	unforeseen safety issues;
•	lack of effectiveness during clinical trials;
•	inability to monitor patients adequately during or after treatment;
•	inability or unwillingness of medical investigators and IRBs to follow our clinical protocols;
•	unforeseen factors beyond our control, including public health concerns such as the COVID-19 pandemic; and
•	lack of sufficient funding to finance the clinical trials.

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

In addition, the ongoing COVID-19 pandemic has and may continue to adversely affect enrollment in our clinical trials. On March 25, 2020, we announced that enrollment in our clinical trials had been paused temporarily in response to the COVID-19 pandemic in order to avoid unnecessary exposure in at-risk populations, to maintain the integrity of our study data and to support global healthcare providers in their commitment to ensure patient safety. On June 17, 2020, enrollment in our Phase 2 clinical trial in cystic fibrosis had resumed in Israel and Europe and, on August 12, 2020 had resumed in the United States.  COVID-19 is continuing to evolve and we continue to work closely with our clinical trial sites and investigators to ensure that patient enrollment will continue as quickly as is feasible in a safe environment for our patients. We also evaluated additional clinical sites in other countries where patient enrollment may be feasible , such as Australia and Canada. Additionally, significant additional costs as a result of this delay in enrollment or failure to complete enrollment in accordance with our objectives may have a material adverse impact on our financial condition and results of operations.

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

From time to time, we may publicly disclose preliminary or topline data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully evaluate all available data. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the top-line or preliminary data we previously published. As a result, topline and preliminary data should be viewed with caution until the final data are available.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our Company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine to be material or otherwise appropriate information to include in our disclosure. If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions or interpretations reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could negatively impact our business, operating results, prospects or financial condition.

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

In the United States, a number of legislative and regulatory initiatives have focused on containing the cost of healthcare. The Patient Protection and Affordable Care Act, or PPACA, was enacted in March 2010. This law substantially changed the way healthcare is financed by both governmental and private insurers in the Unites States, and significantly impacts the pharmaceutical industry. PPACA contains a number of provisions that are expected to impact our business and operations, in some cases in ways we cannot currently predict. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, rules regarding prescription drug benefits under health insurance exchanges, expansion of the 340B program, expansion of state Medicaid programs, fraud and abuse enforcement and rules governing the approval of biosimilar products. These changes will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program. In early 2016, the Centers for Medicare and Medicaid Services issued final regulations to implement the changes to the Medicaid Drug Rebate Program under PPACA. Moreover, in the future, Congress could enact legislation that further increases Medicaid drug rebates or other costs and charges associated with participating in the Medicaid Drug Rebate Program. Legislative changes to the PPACA also remain possible. The issuance of regulations and coverage expansion by various governmental agencies relating to the Medicaid Drug Rebate Program will, upon commercialization of our drug product candidates, increase our costs and the complexity of compliance, will be time-consuming, and could have a material adverse effect on our results of operations.

Governments in countries where we operate have adopted or have shown significant interest in pursuing legislative initiatives to reduce costs of healthcare. We expect that the implementation of current laws and policies, the amendment of those laws and policies in the future, as well as the adoption of new laws and policies, could have a material adverse effect on our industry generally and on our ability to generate future product sales, if any, or successfully commercialize our product candidates, or could limit or eliminate our future spending on development projects. In many cases, these government initiatives, even if enacted into law, are subject to future rulemaking by regulatory agencies. Although we have evaluated these government initiatives and the impact on our business, we cannot know with certainty whether any such law, rule or regulation will adversely affect coverage and reimbursement of our product candidates, or to what extent, until such laws, rules and regulations are promulgated, implemented and enforced, which could take many years. The announcement or adoption of regulatory or legislative proposals could delay or prevent our entry into new markets, affect our reimbursement or sales in the markets where we may be selling our approved products, and materially harm our business, financial condition and results of operations.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant operating losses since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or maintain profitability.

We have a history of net losses and negative cash flows from operating activities since inception and, as of June 30, 2021, had an accumulated deficit of $216.3 million. We have financed our operations primarily through equity securities, and to a lesser extent from loans and grants. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it will be several years, if ever, before we receive regulatory approval for commercialization of a product candidate. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity and debt financings, as well as entering into new collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity, such as our public offering of shares in May 2021, or convertible debt securities, an investor’s ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that may adversely affect an investor’s rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and may be secured by all or a portion of our assets. If we raise funds by entering into new collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or through collaborations, strategic alliances or licensing arrangements when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any dividends on our common stock and do not intend to pay any dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the operation of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors.

Risks Related to Our Business and Operations

Our stockholders may not realize a benefit from our acquisition of Zikani (the “Merger”) commensurate with the ownership dilution they will experience in connection with the Merger.

If we are unable to realize the strategic and financial benefits currently anticipated from the Merger, our stockholders will have experienced substantial dilution of their ownership interest without receiving any commensurate benefit. Significant management attention and resources will be required to integrate the two companies and we may not manage these processes successfully. We are making substantial investments of resources to support this acquisition, which will result in significant ongoing operating expenses and may divert resources and management attention from other areas of our business. Delays in this process could adversely affect the combined company’s business, financial results, financial condition and stock price. Even if we are able to integrate the business operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, innovation and operational efficiencies that may be possible from this integration and that these benefits will be achieved within a reasonable period of time. It is also possible that undisclosed, contingent or other liabilities or problems in connection with the acquired company may arise in the future of which we were previously unaware. These undisclosed liabilities could have an adverse effect on our business, financial condition and prospects.

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

Public health epidemics or widespread outbreaks of contagious diseases could adversely impact our business. Any outbreak of contagious diseases, and other adverse public health developments, such as the recent novel strain of COVID-19, could impact our operations depending on future developments, which are highly uncertain, largely beyond our control and cannot be predicted with certainty. These uncertain factors include the duration of the outbreak, new information which may emerge concerning the severity of the disease and the actions to contain or treat its impact, could adversely impact our operations, including among others, conduct of our clinical trials, employee mobility and productiveness, temporary closure of facilities, including clinical trial sites, our manufacturing capabilities, and third party service providers such as CROs, any of which could have an adverse impact on our business and our financial results. The COVID-19 pandemic has also adversely affected the conduct of our clinical trials. For example, on March 25, 2020, we announced that enrollment in our clinical trials had been paused temporarily in response to the COVID-19 pandemic in order to avoid unnecessary exposure in at-risk populations, to maintain the integrity of our study data and to support global healthcare providers in their commitment to ensure patient safety. On June 17, 2020, we announced that enrollment in our Phase 2 clinical trial in cystic fibrosis had resumed in Israel and Europe, and on August 12, 2020, had resumed in the Unites States.  As the COVID-19 pandemic continues in the United States and elsewhere, we may experience additional disruptions that could severely impact our business, preclinical studies and clinical trials.

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

We have utilized and plan to continue to utilize and depend upon independent investigators and collaborators, such as medical institutions, CROs, CMOs, consultants and strategic partners to conduct and support our preclinical studies and clinical trials. As a result, we will have less direct control over the conduct, timing and completion of these preclinical studies and clinical trials and the management of data developed. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP regulations. In addition, our clinical trials must be conducted with pharmaceutical product produced under cGMP regulations. Our failure or any failure by these third parties to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

As of June 30, 2021, we owned or licensed 41 issued patents and 72 pending patent applications in the U.S. and abroad, not including U.S. provisional applications. However, with regard to the pending provisional applications, the filing of a patent application does not mean that we will be issued a patent, or that any patent eventually issued will be as broad as requested in the patent application or sufficient to protect our technology. Any modification required to a currently pending patent application may delay the approval of such patent application which could have a material adverse effect on our business, results of operations and financial condition. In addition, there are a number of factors that could cause our current or future issued patents to become invalid or unenforceable or that could cause our pending patent applications to not be granted, including known or unknown prior art, deficiencies in the patent application or lack of originality of the technology. Our competitive position and future revenue will depend in part on our ability and the ability of our licensors and collaborators to obtain and maintain patent protection for our product candidates, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties. However, we cannot predict:

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

In general, under Section 382 of the U. S. Internal Revenue Code of 1986, as amended, (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-ownership change NOLs to offset future taxable income. We may have experienced ownership changes in the past. We may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. Although we have not completed our analysis, it is reasonably possible that our federal NOLs available to offset future taxable income could materially decrease. This reduction will be offset by an adjustment to the existing valuation allowance for an equal and offsetting amount. Additionally, our state NOLs available to offset future state income could similarly decrease which would also be offset by an equal and offsetting adjustment to the existing valuation allowance. Given the offsetting adjustments to the existing valuation allowance, any ownership change is not expected to have a material adverse effect on our consolidated financial statements. As of December 31, 2020, we had Israeli NOLs of $86.9 million, which carry forward indefinitely.

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

Additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, such as our public offering of shares in May 2021, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner, we determine from time to time. If we sell common stock, convertible securities or other equity securities in one or more transactions, existing investors may be materially diluted by subsequent sales, and new investors could gain rights superior to our existing stockholders.

Pursuant to our 2018 Equity Incentive Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. As of June 30, 2021, individuals held share awards to purchase or receive an aggregate of 8,614,506 shares of our common stock. If our board of directors elects to increase the number of shares available for future grant by the maximum amount each year, our stockholders may experience additional dilution, which could have a negative effect on our share price.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Report. Where so indicated, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1†	Agreement and Plan of Merger, dated April 1, 2021, by and among Eloxx Pharmaceuticals, Inc., Delta Merger Sub Acquisition Corporation and Zikani Therapeutics, Inc.	8-K	001-31326	2.1	April 1, 2021

3.1	Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on January 22, 2007	10-Q	001-31326	3.1	February 14, 2007

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on December 13, 2007	10-Q	001-31326	3.1	February 14, 2008

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on September 22, 2009	10-K	001-31326	3.3	September 28, 2009

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on May 25, 2010	8-K	001-31326	3.1	May 28, 2010

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on December 22, 2011	10-Q	001-31326	3.1	February 14, 2011

3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on April 1, 2013	10-Q	001-31326	3.1	May 15, 2013

3.7	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on October 16, 2013	8-K	001-31326	3.1	October 21, 2013

3.8	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on September 29, 2014	8-K	001-31326	3.1	October 3, 2014

3.9	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on December 19, 2017	8-K	001-31326	3.1	December 22, 2017

3.10	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on December 19, 2017	8-K	001-31326	3.2	December 22, 2017

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.11	Certificate of Designations to the Company’s Certificate of Incorporation. (Series A)	8-K	001-31326	3.1	March 29, 2010

3.12	Certificate of Designations to the Company’s Certificate of Incorporation. (0% Series C Convertible Preferred Stock)	8-K	001-31326	3.1	May 6, 2015

3.13	Amended and Restated Bylaws of Eloxx Pharmaceuticals, Inc.	8-K	001-31326	3.2	December 27, 2017

10.1	Employment Agreement, dated as of April 1, 2021, by and between Sumit Aggarwal and Eloxx Pharmaceuticals, Inc.	8-K	001-31326	10.1	April 1, 2021

10.2	Employment Agreement, dated as of April 1, 2021, by and between Vijay Modur and Eloxx Pharmaceuticals, Inc.	8-K	001-31326	10.2	April 1, 2021

10.3	Separation Agreement and General Release, dated as of April 1, 2021, by and between Gregory C. Williams and Eloxx Pharmaceuticals, Inc.	8-K	001-31326	10.3	April 1, 2021

10.4	Agreement and General Release, dated as of July 2, 2021, by and between Neil S. Belloff and Eloxx Pharmaceuticals, Inc.	8-K	001-31326	10.1	July 6, 2021

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

32.1**	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†

Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Eloxx hereby agrees to furnish supplementally a copy of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.

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
Date: August 16, 2021

	by:	/s/ Daniel E. Geffken
Daniel E. Geffken
Interim Chief Financial Officer
(Principal Financial Officer)