Form 10-Q
period 2021-09-30
Eloxx Pharmaceuticals, Inc.
filed 2021-11-08
CIK 1035354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

On November 3, 2021, the registrant had 86,252,365 shares of common stock, $0.01 par value per share, outstanding.

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

This Quarterly Report on Form 10-Q, or this Report, and information incorporated herein, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of present and historical facts contained in this Report, including without limitation, statements regarding expected timing of trials and results from our clinical program, strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. Without limiting the foregoing, in some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “will,” “would,” “should,” “expect,” “explore,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “seeks,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. No forward-looking statement is a guarantee of future results, performance, or achievements, and one should avoid placing undue reliance on such statements.

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified in Part I. Item 1A. “Risk Factors” and Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks and uncertainties include, but are not limited to:

•	risks related to our dependence on our lead product candidate, ELX-02 and our ability to progress any of our product candidates in preclinical or clinical trials;
•	the length and expense of preclinical and clinical trial development and the uncertain outcomes from such trials;
•	risk related to doing business with collaborators, healthcare professionals, principal investigators, consultants, vendors, customers, and third-party payors;
•	risks that our product candidates may cause adverse events or other properties that delay or prevent regulatory approval or market acceptance;
•	risks related to the scope, rate and progress of our preclinical studies and clinical trials and other research and development activities;
•	risks related to patient recruitment and enrollment in our clinical trials;
•	the impact of the global COVID-19 pandemic or other public health epidemics and other factors beyond our control on our clinical trials, operations, vendors, suppliers and employees;
•	risks related to regulatory approvals and other requirements applicable to our product candidates;
•	risks related to our ability to obtain the capital necessary to fund our operations;
•	risks relating to the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	risks related to our ability to obtain adequate funding to finance our operations;
•	our and our stockholders’ ability to realize benefits from our strategic initiatives, including our acquisition of Zikani Therapeutics, Inc. in April 2021; and
•	general business conditions, regulatory environment, competition and market for our products.

Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risks and uncertainties.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. You should not rely upon forward-looking statements as predictions of future events. All forward-looking statements speak only as of the date of this Report. Unless required by law, we will not undertake and we specifically disclaim any obligation to release publicly the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of events, whether or not anticipated. In that respect, we wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Information

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$52,432	$24,668
Restricted cash	246	56
Prepaid expenses and other current assets	864	1,169
Total current assets	53,542	25,893
Property and equipment, net	224	133
Operating lease right-of-use assets	1,617	421
Other long-term assets	—	30
Total assets	$55,383	$26,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,509	$481
Accrued expenses	2,611	2,924
Current portion of long-term debt	—	5,239
Advances from collaboration partners	3,723	805
Current portion of operating lease liabilities	667	389
Total current liabilities	9,510	9,838
Long-term debt	11,911	6,376
Operating lease liabilities	964	33
Total liabilities	22,385	16,247
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued or outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value per share, 500,000,000 shares authorized, 86,525,516 and 40,350,922 shares issued and 86,252,365 and 40,157,187 shares outstanding as of September 30, 2021 and December 31, 2020, respectively	863	404
Common stock in treasury, at cost, 273,151 and 193,735 shares as of September 30, 2021 and December 31, 2020, respectively	(2,066)	(1,828)
Additional paid-in capital	260,434	183,250
Accumulated deficit	(226,233)	(171,596)
Total stockholders’ equity	32,998	10,230
Total liabilities and stockholders’ equity	$55,383	$26,477

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$5,210	$3,445	$14,987	$11,950
General and administrative	5,035	2,851	16,731	11,705
In process research and development	—	—	22,670	—
Restructuring charges	—	—	—	3,994
Total operating expenses	10,245	6,296	54,388	27,649
Loss from operations	(10,245)	(6,296)	(54,388)	(27,649)
Other income (expense), net	360	(321)	(249)	(801)
Net loss	$(9,885)	$(6,617)	$(54,637)	$(28,450)

Net loss per share, basic and diluted	$(0.11)	$(0.16)	$(0.85)	$(0.71)
Weighted average number of shares of common stock used in computing net loss per share, basic and diluted	86,208,754	40,142,178	64,428,187	40,115,351

Comprehensive loss:
Net loss	$(9,885)	$(6,617)	$(54,637)	$(28,450)
Other comprehensive income:
Change in unrealized gain on available-for-sale securities	—	(13)		(18)
Comprehensive loss	$(9,885)	$(6,630)	$(54,637)	$(28,468)

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(54,637)	$(28,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	22,670	—
Stock-based compensation	7,567	7,385
Depreciation	86	52
Amortization of operating lease right-of-use asset	672	373
Amortization of debt discount	298	438
Amortization, net of premiums and discounts on investments	—	15
Loss on sales and disposals of property and equipment	84	—
Gain on extinguishment of debt	(808)	—
Loss on extinguishment of debt	268	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	631	(137)
Accounts payable	410	(1,233)
Accrued expenses	(649)	(1,569)
Merger related costs paid	(1,003)	-
Operating lease liabilities	(659)	(372)
Net cash used in operating activities	(25,070)	(23,498)
Cash flows from investing activities:
Cash acquired in merger transaction	2,145	—
Purchases of property and equipment	(69)	—
Proceeds from maturities of marketable securities	—	33,750
Cash received from long-term deposits	—	42
Net cash provided by investing activities	2,076	33,792
Cash flows from financing activities:
Proceeds from underwritten public offerings, net of issuance costs	47,718	—
Proceeds from debt financing obligation	11,910	797
Repayment of term loan principal	(11,383)	(3,333)
Payment for settlement of taxes upon vesting of restricted stock units	(238)	(122)
Proceeds from advances from collaboration partners	2,918	402
Proceeds from exercises of stock options	23	70
Net cash provided by (used in) financing activities	50,948	(2,186)
Increase in cash, cash equivalents and restricted cash	27,954	8,108
Cash, cash equivalents and restricted cash at the beginning of the period	24,724	22,536
Cash, cash equivalents and restricted cash at the end of the period	$52,678	$30,644

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets:
Cash and cash equivalents	$52,432	$30,592
Restricted cash	246	52
Total cash, cash equivalents and restricted cash	$52,678	$30,644

Supplemental disclosure of cash flow activities:
Issuance of common stock in merger transaction	$22,335	$—
Cash paid for interest	$415	$665

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common stock			Treasury stock
	Shares	Amount	Additional paid-in capital	Shares	Amount	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2020	40,157,187	$404	$183,250	(193,735)	$(1,828)	$(171,596)	$10,230
Vesting of restricted stock units	57,687	—	-	(23,883)	(94)	—	(94)
Stock-based compensation expense	—	—	1,308	—	—	—	1,308
Net loss	—	—	—	—	—	(8,694)	(8,694)
Balance at March 31, 2021	40,214,874	$404	$184,558	(217,618)	$(1,922)	$(180,290)	$2,750
Exercise of stock options	3,525	—	6	—	—	—	6
Vesting of restricted stock units	53,224	—	—	(43,970)	(143)	—	(143)
Stock-based compensation expense	—	—	4,035	—	—	—	4,035
Issuance of common stock in connection with merger	7,596,810	76	22,259	—	—	—	22,335
Issuance of shares upon public offering	38,333,334	383	47,335	—	—	—	47,718
Net loss	—	—	—	—	—	(36,058)	(36,058)
Balance at June 30, 2021	86,201,767	$863	$258,193	(261,588)	$(2,065)	$(216,348)	$40,643
Exercise of stock options	19,966	—	17	—	—	—	17
Vesting of restricted stock units	30,632	—	—	(11,563)	(1)	—	(1)
Stock-based compensation expense	—	—	2,224	—	—	—	2,224
Net loss	—	—	—	—	—	(9,885)	(9,885)
Balance at September 30, 2021	86,252,365	$863	$260,434	(273,151)	$(2,066)	$(226,233)	$32,998

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common stock				Treasury stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Shares	Amount	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2019	40,030,763	$402	$174,515	$18	(155,706)	$(1,703)	$(137,019)	$36,213
Exercise of stock options	10,636	—	64	—	—	—	—	64
Vesting of restricted stock units	84,055	1	(1)	—	(34,874)	(116)	—	(116)
Stock-based compensation expense	—	—	3,995	—	—	—	—	3,995
Change in unrealized gain on investments	—	—	—	47	—	—	—	47
Net loss	—	—	—	—	—	—	(13,946)	(13,946)
Balance at March 31, 2020	40,125,454	$403	$178,573	$65	(190,580)	$(1,819)	$(150,965)	$26,257
Vesting of restricted stock units	9,836	—	—	—	(1,036)	(3)	—	(3)
Stock-based compensation expense	—	—	1,976	—	—	—	—	1,976
Change in unrealized loss on investments	—	—	—	(52)	—	—	—	(52)
Net loss	—	—	—	—	—	—	(7,887)	(7,887)
Balance at June 30, 2020	40,135,290	$403	$180,549	$13	(191,616)	$(1,822)	$(158,852)	$20,291
Exercise of stock options	5,401	—	5	—	—	—	—	5
Vesting of restricted stock units	9,839	—	—	—	(1,035)	(3)	—	(3)
Stock-based compensation expense	—	—	1,415	—	—	—	—	1,415
Change in unrealized loss on investments	—	—	—	(13)	—	—	—	(13)
Net loss	—	—	—	—	—	—	(6,617)	(6,617)
Balance at September 30, 2020	40,150,530	$403	$181,969	$—	(192,651)	$(1,825)	$(165,469)	$15,078

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business

Eloxx Pharmaceuticals, Inc., together with its subsidiaries (collectively “Eloxx” or the “Company”), is a clinical-stage biopharmaceutical company developing novel ribonucleic acid (“RNA”)-modulating drug candidates, each designed to be a eukaryotic ribosomal selective glycoside (“ERSG”), for the treatment of rare and ultra-rare premature stop codon diseases. Premature stop codons are point mutations that disrupt the stability of the impacted messenger RNA (mRNA) and the protein synthesis from that mRNA. On April 1, 2021, the Company acquired Zikani Therapeutics, Inc. (“Zikani”), a preclinical stage biopharmaceutical company engaged in the science of ribosome modulation, leveraging its innovative TURBO-ZMTM chemistry technology platform to develop novel ribosome modulating agents (“RMA”s) as potential therapeutics for diseases with limited treatment options. The TURBO-ZMTM platform is designed to enable rapid synthesis of novel compounds that can be optimized to modulate the ribosome in a disease specific manner. Zikani is in pre-clinical development, with a plan to target rare diseases including genetic diseases and cancers caused by nonsense mutations. For more information see Note 15.

The Company is headquartered in Watertown, Massachusetts, with an additional office in Rehovot, Israel.

Liquidity and Going Concern

The Company has a history of net losses and negative cash flows from operating activities since its inception and, as of September 30, 2021, had an accumulated deficit of $226.2 million. The Company expects to continue to incur net losses and use cash in its operations for the foreseeable future. The Company has not generated revenue from the sale of any product or service and does not expect to generate significant revenue unless it obtains marketing approval for and commercializes one or more of its product candidates currently in development. Successful transition to profitable operations is dependent upon achieving a level of revenue adequate to support the Company’s cost structure.

The Company has financed its operations primarily from the sale of equity securities and, to a lesser extent, loans and grants. The Company may never achieve profitability and, unless it does, the Company will need to continue raising additional capital to fund its operations. The Company believes that its cash and cash equivalents of $52.4 million at September 30, 2021 will enable it to meet anticipated cash needs required to maintain its current and planned operations through at least the next 12 months from the issuance of the financial statements for the quarter ended September 30, 2021.

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

The Company has reclassified certain items from the prior year’s condensed consolidated financial statements to conform to the current year’s presentation. Specifically, the Company allocated certain facilities and support costs between research and development expenses and general and administrative expenses that were previously reported within general and administrative expenses only. For the three and nine months ended September 30, 2020, $0.2 million and $0.6 million, respectively, is reclassified from general and administrative expenses to research and development expenses, which resulted in general and administrative expenses decreasing from $3.1 million to $2.9 million and $12.3 million to $11.7 million, for the three and nine months ended September 30, 2020, respectively, and research and development expenses increasing from $3.2 million to $3.4 million and $11.3 million to $11.9 million, for the three and nine months ended September 30, 2020, respectively. This reclassification had no impact on previously reported total operating expenses, loss from operations, net loss, or net cash used in operating activities.

Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted, as permitted by such rules and regulations. These interim consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the interim periods ended September 30, 2021 and 2020.

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

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Research and development	$12	$631
Insurance	272	170
Financing costs	211	—
Other	369	368
Total	$864	$1,169

4. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Computers and software	$31	$124
Office furniture and equipment	28	164
Laboratory equipment	213	-
Leasehold improvements	78	158
Assets in progress	18	-
	368	446
Less accumulated depreciation	(144)	(313)
Property and equipment, net	$224	$133

Depreciation expense was $30 thousand and $16 thousand for the three months ended September 30, 2021 and 2020, respectively, and $86 thousand and $52 thousand for the nine months ended September 30, 2021 and 2020, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Research and development expenses	$396	$802
Payroll and other employee-related expenses	1,188	1,315
Professional services	819	415
Interest on debt	3	57
Other	205	77
Restructuring	—	258
Total	$2,611	$2,924

6. Debt

Hercules Term Loan

On September 30, 2021, the Company entered into a Loan and Security Agreement, dated as of September 30, 2021 (the “Hercules Loan Agreement”) with Hercules Capital, Inc., (“Hercules” or the “Lender”).

The Lender extended term loans in an aggregate principal amount of up to $30.0 million, comprised of (i) a tranche 1 advance of $12.5 million (the “Tranche 1 Advance”), (ii) a tranche 2 advance of $7.5 million (the “Tranche 2 Advance”) and (iii) a tranche 3 advance of $10.0 million (the “Tranche 3 Advance”) (collectively, the “Term Loan Advances”). The Tranche 1 Advance under the Loan Agreement was funded on September 30, 2021. The Tranche 2 Advance is available at the Company’s election after the occurrence of certain milestone events relating to data from the clinical trials. The Tranche 2 Advance will remain available for funding until August 15, 2022. The Tranche 3 Advance is available subject to approval by the Lenders’ investment committee in its sole discretion. The Tranche 3 Advance will remain available for funding until, initially, April 1, 2023, and (i) upon the occurrence of certain milestone events relating to the Company’s receipt of net cash proceeds, October 1, 2023, and (ii) upon the occurrence of certain milestone events relating to the Company’s receipt of net cash proceeds and certain milestone events relating to data from the clinical trials, April 1, 2024.

As security for its obligations, the Company granted Hercules a continuing security interest in substantially all of the assets of the Company, subject to certain customary exceptions, including for intellectual property.

Any outstanding principal on the Term Loan Advances will accrue interest at a floating rate equal to the greater of (i) 9.50% per annum and (ii) the sum of 6.25% plus the prime rate, as published in The Wall Street Journal. On September 30, 2021, the interest rate was 9.5%. Interest payments are payable monthly following the funding of a Term Loan Advance. The Company will be required to make principal payments on the outstanding balance of the Term Loan Advances commencing on April 1, 2023 (the “Term Loan Amortization Date”) in 36 equal monthly instalments, plus interest; provided that if the Company has achieved the milestones described above, then the Term Loan Amortization Date will be automatically extended to October 1, 2023 or April 1, 2024, as applicable. Any amounts outstanding under the Term Loan Advances, if not repaid sooner, are due and payable on April 1, 2025 (the “Maturity Date”). On any date that the Company partially repays the outstanding obligations, the Company shall pay the Lenders a charge equal to 6.55% of the original principal amount.

The Company may prepay the outstanding principal amount of the Term Loan Advances at any time (in whole, but not in part), plus accrued and unpaid interest and a prepayment premium equal to (i) 3% of the principal amount outstanding if prepaid on or prior to the first anniversary of the date of Loan Agreement, (ii) 2% of the principal amount outstanding if prepaid after the first anniversary the date of Hercules Loan Agreement but on or prior to the second anniversary of the date of Hercules Loan Agreement, and (iii) 1% of the principal amount outstanding if prepaid after the second anniversary of the date of Hercules Loan Agreement but on or prior to the Maturity Date.

The Hercules Loan Agreement contains customary affirmative and negative covenants which, among other things, limit the Company’s ability to (i) incur additional indebtedness, (ii) pay dividends or make certain distributions, (iii) dispose of its assets, grant liens or encumber its assets or (iv) fundamentally alter the nature of its business. These covenants are subject to a number of exceptions and qualifications. The Company was in compliance with all debt covenants at September 30, 2021.

The Hercules Loan Agreement also contains customary events of default, including the Company’s failure to make any principal or interest payments when due, the occurrence of certain bankruptcy or insolvency events or a breach of the covenants. Upon the occurrence of an event of default, Hercules may, among other things, accelerate the Company’s obligations under the Hercules Loan Agreement.

As of September 30, 2021, the carrying value of the outstanding loan consists of $12.5 million in principal less an unamortized debt discount of $1.4 million. The debt issuance costs and the final maturity payment of $0.8 million, have been recorded as a debt discount which are being accreted to interest expense through the maturity date of the loan. Interest expense relating to the loan for the three months ended September 30, 2021was $0. Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of the debt discount. At September 30, 2021, the effective interest rate was 14.84%.

SVB Term Loan

On January 30, 2019, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) in the amount of $15.0 million with Silicon Valley Bank (“SVB”) and WestRiver Innovation Lending Fund VIII, L.P. (“WestRiver”, and together with SVB, the “SVB Lenders”).

Outstanding principal on the loan accrues interest at a floating rate equal to the greater of (i) 5.25% per annum and (ii) the sum of 2.5% plus the prime rate, as published in The Wall Street Journal. Interest payments are payable monthly. On September 30, 2021, the interest rate was 5.75%. The Company commenced making payments on the outstanding principal balance of the loan on February 1, 2020, which is payable in 36 equal monthly installments and fully matures on January 1, 2023.

In conjunction with the initial loan advance, the Company issued warrants to the Lenders to purchase 40,834 shares of common stock at a price of $11.02 pe share (subject to certain adjustments).

The Company may prepay the outstanding principal balance of the loans advanced in whole but not in part, subject to a prepayment fee ranging from 1% to 3% of any amount prepaid, depending upon when the prepayment occurs. The Company will also pay a final payment fee equal to 6% of the total loans advanced, due upon the earlier of maturity or termination of the Loan Agreement.

On September 30, 2021, in connection with the funding of the Hercules Term Loan Tranche 1 Advance and pursuant to a Payoff Letter dated September 30, 2021, the Company voluntarily repaid in full the carrying value of the outstanding loan consisting of $6.7 million of principal and a final maturity payment of $0.9 million from funds received under the Hercules Loan Agreement. The debt issuance costs, the valuation of the warrants, and the final maturity payment of $0.9 million, had been recorded as a debt discount which were being accreted to interest expense through the maturity date of the loan. The remaining unamortized debt discount of $0.2 million and early termination fees of $0.1 million were accounted for as a loss on debt extinguishment and included in other income and expense in the statement of operations for the three and nine months ended September 30, 2021. Interest expense relating to the loan for the three months ended September 30, 2021 and 2020 was $0.2 million and $0.3 million, respectively, and for the nine months ended September 30, 2021 and 2020 was $0.9 million and $1.1 million, respectively. Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of the debt discount. At September 30, 2021, the effective interest rate was 10.85%.

PPP Loan

In April 2020, the Company entered into a loan agreement with SVB under the U.S. Small Business Administration (the “SBA”) Paycheck Protection Program (the “PPP”) pursuant to the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) and received loan proceeds of $0.8 million (the “PPP Loan”). The Company used the loan proceeds for payroll and other covered costs in accordance with the relevant terms and conditions of the CARES Act.  The PPP Loan has a maturity date of April 21, 2022 and an interest rate of 1.0% per annum. Monthly payments of principal and interest are due beginning on September 21, 2021, although interest accrues from the issuance date. Under the terms of the PPP, on September 3, 2021, the PPP Loan was forgiven in full, and the Company recognized a gain on extinguishment of debt of $0.8 million.

The Company’s scheduled future principal payments for the long-term debt are as follows (in thousands):

September 30,
2021
Remainder of 2021	$—
2022	—
2023	4,204
2024	6,101
2025	2,195
Total future principal payments	12,500
Less unamortized discount	(1,408)
Carrying value of long-term debt	11,092
Less current portion	-
Add final fee due at maturity in 2025	819
Long-term portion	$11,911

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

During 2019, the Company received a funding award from the Cystic Fibrosis Foundation (“CFF”) and entered into an agreement relating to the award, which agreement was amended in December 2020 providing for an additional award amount. Payment of award amounts are subject to the achievement of certain milestones in connection with the Company’s cystic fibrosis development program. The Company will be required to repay amounts received from the CFF (or specified multiples of such amounts) in certain circumstances, including as royalties on net sales, and, in the event of a disposition of the underlying asset. The funding provided to the Company is accounted for as an advance from a collaboration partner within the scope of ASC Topic 730, “Research and Development.” As of September 30, 2021, and December 31, 2020, the Company received payments of $3.4 million and $0.8 million, respectively, which are recorded as liabilities captioned 'Advances from collaboration partners' in the accompanying condensed consolidated financial statements.

In May 2021, the Company received an additional award from the CFF to help identify optimized oral RMAs for further development in the treatment of cystic fibrosis patients with nonsense mutations. Payment of award amounts are subject to the achievement of certain milestones in connection with the Company’s oral RMA cystic fibrosis development program. The Company will be required to repay amounts received from the CFF (or specified multiples of such amounts) in certain circumstances, including as royalties on net sales, and, in the event of a disposition of the underlying asset. The funding provided to the Company is accounted for as an advance from a collaboration partner within the scope of ASC Topic 730, “Research and Development.” As of September 30, 2021, the Company received payments of $0.3 million, which are recorded as liabilities captioned 'Advances from collaboration partners' in the accompanying condensed consolidated financial statements.

8. Stockholders’ Equity

Warrants

As of September 30, 2021 and December 31, 2020, 323,892 warrants to purchase common stock were outstanding, with a weighted average exercise price of $4.31 per share. The weighted average remaining contractual life at September 30, 2021 was 1.99 years.

9. Stock-based Compensation

Summary of Stock Option Activity

Transactions related to stock options awarded to employees and directors during the nine months ended September 30, 2021 were as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding at December 31, 2020	3,803,061	$10.16	8.20	$1,936,183
Granted	5,732,092	2.53
Exercised	(23,491)	1.05
Forfeited	(1,278,186)	5.38
Options outstanding at September 30, 2021	8,233,476	$5.61	7.20	$797,433
Options exercisable at September 30, 2021	2,821,635	$11.47	2.91	$387,049

The aggregate intrinsic value represents the total intrinsic value (the difference between the fair value of the common stock as of September 30, 2021 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2021. This amount is impacted by changes in the fair value of the common stock.

Summary of Restricted Stock Unit Activity

Activity related to restricted stock units awarded to employees during the nine months ended September 30, 2021 were as follows:

	Shares	Weighted average grant date fair value per share
Unvested at December 31, 2020	349,725	$4.67
Granted	542,679	3.36
Vested	(220,957)	4.94
Forfeited	(119,375)	4.05
Unvested at September 30, 2021	552,072	$3.41

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$363	$285	$718	$766
General and administrative	1,861	1,129	6,849	4,495
Restructuring charges	—	—	—	2,124
Total stock-based compensation expense	$2,224	$1,414	$7,567	$7,385

10. Marketable Securities

Cash and cash equivalents at September 30, 2021 and December 31, 2020 had an amortized cost as well as fair value of $52.4 million and $24.7 million, respectively. As of September 30, 2021 and December 31, 2020, no credit losses were identified related to the cash equivalents or marketable securities.

11. Fair Value of Financial Instruments

At September 30, 2021 and December 31, 2020, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents. During the three and nine months ended September 30, 2021, the Company did not have any transfers of financial assets between levels, as defined in the significant accounting policies note in our Annual Report.

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

12. Other Expense, Net

Other expense, net consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest and other expense	$(224)	$(327)	$(803)	$(1,090)
Interest and other income	36	23	36	336
Gain on debt extinguishment	808	—	808	—
Loss on debt extinguishment	(268)	—	(268)	—
Foreign currency exchange gains (losses)	8	(11)	(22)	(32)
Investment income, net	—	(6)	—	(15)
Total other income (expense), net	$360	$(321)	$(249)	$(801)

13. Net Loss Per Share

The loss and the weighted average number of shares used in computing basic and diluted net loss per share for the periods, are as follows (amounts in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(9,885)	$(6,617)	$(54,637)	$(28,450)
Denominator:
Weighted average number of shares of common stock used in computing net loss per share, basic and diluted	86,208,754	40,142,178	64,428,187	40,115,351
Net loss per share, basic and diluted	$(0.11)	$(0.16)	$(0.85)	$(0.71)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as their effect would be anti-dilutive:

	Nine Months Ended September 30,
	2021	2020
Options to purchase common stock	8,233,476	4,952,230
Restricted stock units	552,072	367,167
Warrants	323,892	323,894
Total potential common stock equivalents	9,109,440	5,643,291

14. Restructuring

In February 2020, the Company eliminated 13 full-time positions. This resulted in a charge of $4.0 million, including $2.1 million in stock-based compensation expense, with severance being paid over one year. The restructuring actions were completed by June 30, 2021.

The accrued charges and associated payments for the three months ended September 30, 2020 are as follows (in thousands):

	Beginning Balance	Additions	Deductions	Ending Balance
Severance and related costs	$—	$1,705	$(1,128)	$577
Contract termination costs	—	165	(165)	—
Total restructuring charges	$—	$1,870	$(1,293)	$577

15. Merger Accounting

On April 1, 2021, the Company, acquired Zikani, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”). Under the terms of the Merger Agreement, the Company issued 7,596,810 shares of common stock, $0.01 par value per share (“Eloxx Common Stock”), in exchange for all of the issued and outstanding equity interests of Zikani (the “Merger Consideration”). In addition, the Company issued 442,142 restricted stock units under the Eloxx Pharmaceuticals, Inc. 2018 Equity Incentive Plan (the “Equity Plan”) to certain employees of Zikani in respect of each individual’s prospective service as an employee, officer, consultant or director of the Company.

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

In addition, the Company incurred and expensed costs directly related to the Merger totaling approximately $1.0 million, of which $0.8 million and $1.0 million was incurred in the three and nine months ended September 30, 2021, and is included in general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss.

Since the closing date of the Merger, the results of Zikani’s operations have been included in the Company’s condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q or this Report, as well as the audited financial statements and the related notes thereto, and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Annual Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Please see the sections “Forward-Looking Statements,” “Summary Risk Factors,” and Part I, Item 1A. “Risk Factors” herein.

Company Overview

We are a clinical-stage biopharmaceutical company engaged in the science of ribosome modulation, leveraging both our innovative TURBO-ZM™ chemistry technology platform in an effort to develop novel Ribosome Modulating Agents (“RMAs”) and its library of Eukaryotic Ribosome Selective Glycosides (“ERSGs”), for the treatment of rare and ultra-rare premature stop codon diseases. Premature stop codons are point mutations that disrupt the stability of the impacted messenger RNA (“mRNA”) and the protein synthesis from that mRNA.

Our lead clinical program, ELX-02, is currently in Phase 2 clinical development for the treatment of cystic fibrosis (“CF”) in patients with diagnosed nonsense mutations and is being conducted at leading investigator sites in Europe, Israel and the United States. As of the end of June 2021, we believe that we have enrolled a sufficient number of patients to assess biological activity of ELX-02. We expect to present data from the first four treatment arms of the study before the end of 2021. The Cystic Fibrosis Foundation (“CFF”) is providing funding for a portion of this clinical trial program.

The FDA has granted orphan drug designation to ELX-02 for the treatment of nephropathic cystinosis, MPS I, Rett syndrome, and CF. In September 2021 the FDA granted Fast Track designation for ELX-02.

Acquisition of Zikani Therapeutics, Inc.

On April 1, 2021, the Company acquired Zikani Therapeutics, Inc. (“Zikani”), a company in preclinical development and engaged in the science of ribosome modulation, leveraging its innovative TURBO-ZMTM chemistry technology platform to develop novel RMAs as potential therapeutics for diseases with limited treatment options. The TURBO-ZMTM platform is designed to enable rapid synthesis of novel compounds that can be optimized to modulate the ribosome in a disease specific manner. The TURRBO-ZMTM synthetic chemistry platform can design oral novel macrolide-based small molecules that are potent oral modulators with favorable therapeutic indices. Macrolides are antibiotics that inhibit protein synthesis in bacteria.

We expect the combined company to emerge as a leader in the science of ribosome modulation through our complementary platforms and continued development of our library of RMAs and ERSGs. ELX-02, is a small molecule drug candidate designed to restore production of full-length functional proteins. The investigational therapy has shown strong activity across a full range of mutations in CF preclinical models. In Phase 1 testing, ELX-02 was generally well tolerated and demonstrated high bioavailability with consistent pharmacokinetics across both single and multiple-dose studies. The Phase 2 trials are designed to validate the safety of ELX-02 and assess its biological activity.

With the strength of our ELX-02 program for CF, the acquisition of Zikani provides us with the opportunity to amplify the potential of our innovative science by developing a new class of therapies to treat diseases with limited to no treatment options. The CFF has agreed to provide funding for a portion of this research. Our preclinical programs are focused on select rare diseases including inherited diseases, cancer caused by nonsense mutations, kidney diseases, including autosomal dominant polycystic kidney disease, as well as rare ocular genetic disorders. In addition, we plan to file an Investigational New Drug (“IND”) in 2022 for what could potentially become the first oral therapy for protein restoration for patients with nonsense mutations in Recessive Dystrophic Epidermolysis Bullosa (“RDEB”) and Junctional Epidermolysis Bullosa (“JEB”). RDEB is an incurable, extremely painful and often fatal skin blistering condition caused by a lack of collagen type VII that is estimated to affect more than 3,000 people worldwide. JEB is the most severe form of Epidermolysis Bullosa, with most patients dying in infancy. By extending the application of ribosomal RNA modulation to the readthrough of nonsense mutations in tumor suppressor genes, we are also rapidly advancing preclinical research for familial adenomatous polyposis (FAP), an inherited pre-cancerous colorectal disease frequently caused by nonsense mutations in the adenomatous polyposis coli (APC) gene. We plan to target rare diseases including genetic diseases and cancers caused by nonsense mutations.

Nonsense mutations cause approximately 10-12% of rare inherited diseases. ELX-02 along with the TURBO-ZMTM library of compounds are anticipated to significantly expand to include the treatment of many other rare diseases and certain cancers.

Under the terms of the Agreement and Plan of Merger (the “Merger Agreement”), the Company issued 7,596,810 shares of common stock in exchange for all of the issued and outstanding equity interests of Zikani. (the “Merger Consideration”).

COVID-19

The ongoing COVID-19 pandemic and the measures that we, our employees, consultants, suppliers, contract research organizations (“CROs”), and other partners or governments may take in response to the pandemic may significantly disrupt our business operations. We are working to ensure that we can operate with minimal disruption and mitigate the impact of the pandemic on the health and safety of our employees and the patients and healthcare professionals that participate in our clinical trials. However, given the significant uncertainty regarding the ongoing impact of the COVID-19 pandemic, there remains a risk that we or our employees, contractors, suppliers, and other partners may be prevented or prohibited from conducting business activities for indefinite periods of time, for example due to a substantial percentage of personnel contracting the virus or due to government-mandated restrictions.

While the pandemic has not to date had a material adverse impact on our financial condition, and we have not had to furlough any employees, our clinical trials were temporarily paused in March 021. As of August 2021, both Phase 2 clinical trials have resumed, and we believe that we have enrolled a sufficient number of patients to assess biological activity of ELX-02. We continue to monitor our operations, states of affairs in the regions in which we and our business partners operate and conduct research and clinical trial activities, and applicable government recommendations.

Results of Operations

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Operating expenses:
Research and development	$5,210	$3,445	$1,765	51%	$14,987	$11,950	$3,037	25%
General and administrative	5,035	2,851	2,184	77%	16,731	11,705	5,026	43%
Acquired in-process research and development	-	—	-	—	22,670	—	22,670	—
Restructuring charges	—	—	—	—	—	3,994	(3,994)	—
Total operating expenses	10,245	6,296	3,949	63%	54,388	27,649	26,739	97%
Loss from operations	(10,245)	(6,296)	(3,949)	63%	(54,388)	(27,649)	(26,739)	97%
Other income (expense), net	360	(321)	681	(212)%	(249)	(801)	552	(69)%
Net loss	$(9,885)	$(6,617)	$(3,268)	49%	$(54,637)	$(28,450)	$(26,187)	92%

Research and development expense

Research and development expenses were $5.2 million for the three months ended September 30, 2021, compared to $3.4 million for the same period in 2020, an increase of $1.8 million. The increase was primarily related to a $0.8 million increase in expenses related to subcontractors, consultants and advisors in connection with continued development of ELX-02 due to the impact of the COVID-19 pandemic on the corresponding prior year period expense, an increase in salaries and other personnel related costs of $0.5 million, and an increase in operational facilities of $0.5 million.

Research and development expenses were $15.0 million for the nine months ended September 30, 2021 compared to $12.0 million for the same period in 2020, an increase of $3.0 million. The increase was primarily related to a $2.2 million increase in expenses related to subcontractors, consultants and advisors in connection with continued development of ELX-02 due to the impact of the COVID-19 pandemic on the corresponding prior year period expense, an increase of $0.7 million related to operational facilities acquired with Zikani, and a $0.1 million increase in salaries and benefits.

General and administrative expenses

General and administrative expenses were $5.0 million for the three months ended September 30, 2021, compared to $2.9 million for the same period in 2020, an increase of $2.2 million. The increase was primarily related to a $0.7 million increase in stock-based compensation expense, a $0.5 million increase in in salaries and other personnel related costs related to the merger with Zikani, as well as an increase of $1.0 million in expenses attributable principally to infrastructure related costs including legal, accounting and other professional fees.

General and administrative expenses were $16.7 million for the nine months ended September 30, 2021, compared to $11.7 million for the same period in 2020, an increase of $5.0 million. The increase was primarily related to $0.8 million increase in expenses attributable principally to infrastructure related costs including legal, accounting and other professional fees, $0.2 million related to office facilities acquired from Zikani and insurance, and, as further described below, $4.0 million related to restructuring charges in 2020 that were not incurred in 2021.

Acquired in-process research and development

Acquired in-process research and development (“IPR&D”) expense of $22.7 million for the nine months ended September 30, 2021 consists of the estimated fair value of the assets acquired and consideration given in connection with the acquisition of the Zikani’s IPR&D. As the assets acquired were in the research and development phase and were determined to not have any alternative future use, such assets were expensed as acquired IPR&D. There was no such expense for the nine months ended September 30, 2020.

Restructuring charges

Restructuring charges of $4.0 million for the nine months ended September 30, 2020 resulted from the leadership and organizational realignment during the first quarter of 2020. The total included $1.9 million related to contract termination and employee separation costs, primarily severance and benefits, and $2.1 million of stock-based compensation, relating to accelerated vesting of stock awards. There were no similar charges during the nine months ended September 30, 2021.

Other expense, net

We recorded $0.4 million in other income, net for the three months ended September 30, 2021 compared to a $0.3 million other expense, net during the same period in 2020. We recorded $0.2 million in other expense, net for the nine months ended September 30, 2021, compared to $0.8 million for the same period in 2020. The increase in the 2021 periods as comparted to the same periods in 2020 was primarily due to the Company recognizing a $0.8 million gain on extinguishment of debt related to the forgiveness of the PPP loan (defined below), offset by a $0.3 million loss on extinguishment of debt related to the repayment of the amounts outstanding under our existing term loan from SVB in September 2021.

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

  We have incurred significant operating losses to date and have not generated revenue from sales of any products or services. Our net losses were $54.6 million and $28.5 million for the nine months ended September 30, 2021, and 2020. As of September 30, 2021, we had an accumulated deficit of $226.2 million. We have financed our operations primarily through the issuance of equity instruments, and to a lesser extent, from loans and grants. We have devoted substantially all of our financial resources and efforts to the development of our product candidates. We expect that it may be several years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. We expect to continue to incur significant expenses and operating losses for the foreseeable future. A successful transition to profitable operations is dependent upon achieving a level of revenue adequate to support our cost structure. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses may increase if, and as, we:

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

We believe that our cash and cash equivalents of $52.4 million at September 30, 2021, will enable us to meet anticipated cash needs required to maintain our current and planned operations through at least the next 12 months from the issuance of this Report.

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

Principal Financing Activities

In April 2020, we entered into a loan agreement with SVB under the U.S. Small Business Administration (the “SBA”) Paycheck Protection Program (the “PPP”) pursuant to the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) and received loan proceeds of $0.8 million (the “PPP Loan”). We used the loan proceeds for payroll and other covered costs in accordance with the relevant terms and conditions of the CARES Act. The PPP Loan has an interest rate of 1.0% per annum. Under the terms of the PPP, on September 3, 2021, the PPP Loan was forgiven in full and the Company recognized a gain on extinguishment of debt of $0.8 million during the three and nine months ended September 30, 2021.

On May 13, 2021, we completed an underwritten public offering of 38,333,334 shares of common stock at a price of $1.35 per share and received gross proceeds of approximately $51.8 million, before deducting underwriting discounts and commissions of $3.1 million and offering expenses of $0.8 million.

On September 30, 2021, we entered into a Loan and Security Agreement with Hercules Capital, Inc., (“Hercules” or the “Lender”), Hercules agreed to extend term loans (the “Hercules Term Loan”) to the Company in an aggregate principal amount of up to $30.0 million, comprised of three tranches. The Company drew on the first tranche of $12.5 million on September 30, 2021 and used $7.7 million of the proceeds to repay the SVB loan principal, final payment, and early termination fees, resulting in net proceeds to us of $4.2 million, net of issuance related costs of $0.6 million. The remaining tranches totaling $17.5 million will be available to the Company based on achieving certain clinical and equity milestones during defined time periods. We will pay interest only on the outstanding principal on a monthly basis for the first 18 months of the agreement, which may be extended for an additional 12 months upon the achievement of certain milestones. Any amounts outstanding under the term loan advances, if not repaid sooner, are due and payable on April 1, 2025. On any date that we partially repay the outstanding obligations, the Company shall pay the Lenders a charge equal to 6.55% of the original principal amount.

On September 30, 2021, the Company entered into a Sales Agreement with SVB Leerink, LLC (“SVB Leerink”) pursuant to which the Company may offer and sell up to $50.0 million of shares of its common stock (the “ATM Shares”) from time to time, through an “at the market offering” program (the “ATM Program”), under which SVB Leerink will act as sales agent. Pursuant to the Sales Agreement, the Company will set the parameters for the sale of ATM Shares, including the number of ATM Shares to be issued, the time period during which sales are requested to be made, limitations on the number of ATM Shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Company is not obligated to make any sales of Shares under the ATM Program. This ATM Program was not active as of September 30, 2021, and the Company had not sold any shares under the ATM Program as of such date.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(25,070)	$(23,498)
Net cash provided by investing activities	2,076	33,792
Net cash provided by (used in) financing activities	50,948	(2,186)

Our operating activities used cash of $25.1 million and $23.5 million during the nine months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021, net cash used in operating activities resulted primarily from our net loss of $54.6 million, partially offset by total non-cash charges of $31.5 million. Non-cash charges primarily related to $22.7 million of acquired in-process research and development, $7.6 million of stock-based compensation, $0.7 million of amortization of lease assets, and $0.3 million of debt discount amortization. Changes in working capital were primarily related to decreases of $0.6 million in prepaid expenses, $0.7 million in operating lease liabilities, $0.2 million net of accounts payable and accrued expenses, and $1.0 million of merger related costs. For the nine months ended September 30, 2020, net cash used in operating activities resulted primarily from our net loss of $28.5 million and total changes in working capital of $3.4 million partially offset by total non-cash charges of $8.3 million. Non-cash charges primarily related to $7.4 million of stock-based compensation, $0.5 million of amortization of lease assets, and $0.4 million of debt discount amortization. Changes in working capital were primarily related to increases of $1.7 million in accrued expenses, $1.2 million in accounts payable, $0.4 million in operating lease liabilities, and in increase of $0.1 million in prepaid expenses and other current assets.

Our investing activities provided cash of $2.1 million and $33.8 million during the nine months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021, cash provided in investing activities was primarily related to $2.1 million of cash acquired as part of the merger. For the nine months ended September 30, 2020, cash provided in investing activities was primarily related to $33.8 million of proceeds from the maturity of marketable securities.

Our financing activities provided cash of $50.9 million during the nine months ended September 30, 2021 and used cash of $2.2 million during the nine months ended September 30, 2020. For the nine months ended September 30, 2021, net cash provided by financing activities consisted primarily of net proceeds of $47.7 million from our public offering of common stock in May 2021, $2.9 million in advances received from collaboration partners, $11.9 million of net cash received from the Hercules term loan, offset by $11.3 million in SVB term loan principal and repayments and final loan payment, and $0.2 million related to the settlement of taxes upon vesting of restricted stock units. For the nine months ended September 30, 2020, net cash used in financing activities consisted primarily of $3.3 million in term loan principal repayments, offset by $0.8 million received from the PPP Loan and $0.4 million in advances received from collaboration partners.

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

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our condensed consolidated financial statements presented in this Report are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. There have been no material changes to our critical accounting policies through September 30, 2021 from those discussed in our Annual Report filed with the SEC on March 12, 2021.

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

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and interim Chief Financial Officer, evaluated, as of the end of the period covered by this Report, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

As discussed in Note 15 of our financial statements included elsewhere in this Report, we acquired Zikani on April 1, 2021. We are in the process of evaluating the internal controls of Zikani, and, as permitted by SEC staff interpretive guidance applicable to newly acquired businesses, the internal control over financial reporting of Zikani was excluded from the evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As noted above, we acquired Zikani on April 1, 2021. We are in the process of reviewing the internal control structure of Zikani and, if necessary, will make appropriate changes as we continue to integrate Zikani into our Company.

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

•	successful completion of preclinical studies;
•	receipt of authorization to proceed under INDs and similar filings outside the United States for our planned clinical trials or future clinical trials;
•	successful patient enrollment in and completion of clinical trials;
•	safety and efficacy data for our product candidates that are satisfactory to the FDA, European Medicines Agency (“EMA”), or any other comparable foreign regulatory authority for marketing approval;
•	receipt of marketing approvals for our product candidates from applicable regulatory authorities;
•	completion of any required post-marketing approval commitments to applicable regulatory authorities;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
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

We have a history of net losses and negative cash flows from operating activities since inception and, as of September 30, 2021, had an accumulated deficit of $226.2 million. We have financed our operations primarily through equity securities, and to a lesser extent from loans and grants. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it will be several years, if ever, before we receive regulatory approval for commercialization of a product candidate. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity and debt financings, as well as entering into new collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity, such as our public offering of shares of our common stock in May 2021 or issuances of common stock under our ATM Program, or convertible debt securities, an investor’s ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that may adversely affect an investor’s rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and may be secured by all or a portion of our assets. Further, the availability of funding under the Hercules Term Loan is conditioned on us meeting certain clinical and equity milestones during defined time periods. Any debt agreements we may enter into in the future may contain similar restrictions on funding. If we raise funds by entering into new collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or through collaborations, strategic alliances or licensing arrangements when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any dividends on our common stock and do not intend to pay any dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the operation of our business and for general corporate purposes. Further, the terms of the Hercules Loan Agreement limit us from paying dividends or making certain distributions. Any determination to pay dividends in the future will be at the discretion of our board of directors.

Our indebtedness and debt service obligations may adversely affect our cash flow.

We intend to fulfill our debt service obligations, including repayment of the principal of the Hercules Term Loan, from cash generated from our operations, from our existing cash, and potential additional cash proceeds from our ATM Program or other future equity financings. Our indebtedness could have significant additional negative consequences, including requiring the dedication of a substantial portion of our expected cash flow to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes and limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete. If we are unable to generate sufficient cash to meet these obligations and need to use existing cash in order to fund our debt service obligations, including repayment of the principal, we may have to delay or curtail research and development programs.

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

Public health epidemics or widespread outbreaks of contagious diseases could adversely impact our business. Any outbreak of contagious diseases, and other adverse public health developments, such as the COVID-19 pandemic, could impact our operations depending on future developments, which are highly uncertain, largely beyond our control and cannot be predicted with certainty. These uncertain factors include the duration of the outbreak, new information which may emerge concerning the severity of the disease and the actions to contain or treat its impact, could adversely impact our operations, including among others, conduct of our clinical trials, employee mobility and productiveness, temporary closure of facilities, including clinical trial sites, our manufacturing capabilities, and third party service providers such as CROs, any of which could have an adverse impact on our business and our financial results. The COVID-19 pandemic has also adversely affected the conduct of our clinical trials. For example, on March 25, 2020, we announced that enrollment in our clinical trials had been paused temporarily in response to the COVID-19 pandemic in order to avoid unnecessary exposure in at-risk populations, to maintain the integrity of our study data and to support global healthcare providers in their commitment to ensure patient safety. On June 17, 2020, we announced that enrollment in our Phase 2 clinical trial in cystic fibrosis had resumed in Israel and Europe, and on August 12, 2020, had resumed in the Unites States. As the COVID-19 pandemic continues in the United States and elsewhere, we may experience additional disruptions that could severely impact our business, preclinical studies and clinical trials.

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

As of September 30, 2021, we owned or licensed 41 issued patents and 105 pending patent applications in the U.S. and abroad, not including U.S. provisional applications. However, with regard to the pending applications, the filing of a patent application does not mean that we will be issued a patent, or that any patent eventually issued will be as broad as requested in the patent application or sufficient to protect our technology. Any modification required to a currently pending patent application may delay the approval of such patent application which could have a material adverse effect on our business, results of operations and financial condition. In addition, there are a number of factors that could cause our current or future issued patents to become invalid or unenforceable or that could cause our pending patent applications to not be granted, including known or unknown prior art, deficiencies in the patent application or lack of originality of the technology. Our competitive position and future revenue will depend in part on our ability and the ability of our licensors and collaborators to obtain and maintain patent protection for our product candidates, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties. However, we cannot predict:

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), and Nasdaq stock market rules. The requirements of these rules and regulations have increased and will continue to significantly increase our legal and financial compliance costs, including costs associated with the hiring of additional personnel, making some activities more difficult, time-consuming or costly, and may also place undue strain on our personnel, systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition.

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

As of December 31, 2020, we had U.S. federal and state net operating loss carryforwards, or NOL, of $108.9 million and $13.7 million, respectively, and federal research tax credit carryforwards of $3.6 million. Certain U.S. NOLs will begin to expire, beginning in 2021 through 2037, and research tax credits will expire beginning in 2026 through 2040. Included in these U.S. federal NOLs are $34.9 million of NOLs generated after January 1, 2018, which are not subject to expiration.  Federal NOLs generated in 2018 and future years may be carried forward indefinitely but may not be carried back and are only eligible to offset up to a maximum of 80% of taxable income generated in a given year. It is uncertain if and to what extent various U.S. states will conform their NOL rules to the federal rules.

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

Additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, such as our public offering of shares of our common stock in May 2021 or our ATM Program pursuant to which we may sell up to $50.0 million of our common stock, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner, we determine from time to time. If we sell common stock, convertible securities or other equity securities in one or more transactions, existing investors may be materially diluted by subsequent sales, and new investors could gain rights superior to our existing stockholders.

Pursuant to our 2018 Equity Incentive Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. As of September 30, 2021, individuals held share awards to purchase or receive an aggregate of 8,785,548 shares of our common stock. If our board of directors elects to increase the number of shares available for future grant by the maximum amount each year, our stockholders may experience additional dilution, which could have a negative effect on our share price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Report. Where so indicated, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1†	Agreement and Plan of Merger, dated April 1, 2021, by and among Eloxx Pharmaceuticals, Inc., Delta Merger Sub Acquisition Corporation and Zikani Therapeutics, Inc.	8-K	001-31326	2.1	April 1, 2021

3.1	Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on January 22, 2007	10-Q	001-31326	3.1	February 14, 2007

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on December 13, 2007	10-Q	001-31326	3.1	February 14, 2008

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on September 22, 2009	10-K	001-31326	3.3	September 28, 2009

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on May 25, 2010	8-K	001-31326	3.1	May 28, 2010

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on December 22, 2011	10-Q	001-31326	3.1	February 14, 2011

3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on April 1, 2013	10-Q	001-31326	3.1	May 15, 2013

3.7	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on October 16, 2013	8-K	001-31326	3.1	October 21, 2013

3.8	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on September 29, 2014	8-K	001-31326	3.1	October 3, 2014

3.9	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on December 19, 2017	8-K	001-31326	3.1	December 22, 2017

3.10	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on December 19, 2017	8-K	001-31326	3.2	December 22, 2017

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.11	Certificate of Designations to the Company’s Certificate of Incorporation. (Series A)	8-K	001-31326	3.1	March 29, 2010

3.12	Certificate of Designations to the Company’s Certificate of Incorporation. (0% Series C Convertible Preferred Stock)	8-K	001-31326	3.1	May 6, 2015

3.13	Amended and Restated Bylaws of Eloxx Pharmaceuticals, Inc.	8-K	001-31326	3.2	December 27, 2017

10.1*	Loan and Security Agreement, dated as of September 30, 2021, by and among Hercules Capital, Inc., the Company, Zikani Therapeutics, Inc. and the other parties thereto.

10.2	Agreement and General Release, dated as of July 2, 2021, by and between Neil S. Belloff and Eloxx Pharmaceuticals, Inc.	8-K	001-31326	10.1	July 6, 2021

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
Date: November 8, 2021

	by:	/s/ Daniel E. Geffken
Daniel E. Geffken
Interim Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer and Authorized Signatory)