Form 10-K
period 2021-12-31
Eloxx Pharmaceuticals, Inc.
filed 2022-03-30
CIK 1035354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-31326

ELOXX PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-1368850
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

480 Arsenal Way

Watertown, Massachusetts 02472

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2021, the last business day of the registrant’s most recently completed second quarter, was $137,404,398, based on the closing price for such stock as reported on the NASDAQ Global Market on that date.

As of March 25, 2022, there were 86,653,089 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III, Items 10-14 of this Form 10-K is incorporated by reference to the Registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, provided that if such Proxy Statement is not filed within such period, such information will be included in an amendment to this Form 10-K to be filed within such 120-day period.

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

This Annual Report on Form 10-K (the “Annual Report”) and the other documents we have filed with the U.S. Securities and Exchange Commission (the “SEC”) that are incorporated herein by reference, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of present and historical facts contained in this Annual Report, including without limitation, statements regarding expected timing of trials and results from our clinical program, strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. Without limiting the foregoing, in some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “will,” “would,” “should,” “expect,” “explore,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “seeks,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. No forward-looking statement is a guarantee of future results, performance, or achievements, and one should avoid placing undue reliance on such statements.

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified in Part I, Item 1A. “Risk Factors” and Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks and uncertainties include, but are not limited to:

•	risks related to our dependence on our lead product candidate, ELX-02 and our ability to progress any product candidates in preclinical or clinical trials;
•

the length and expense of preclinical and clinical trial development, the uncertainty of clinical trial results and the fact that positive results from preclinical studies are not always indicative of positive clinical results;

•	risks related to the scope, rate and progress of our preclinical studies and clinical trials and other research and development activities;
•	risks related to the competition for patient enrollment from drug candidates in development;
•	the impact of the global COVID-19 pandemic on our clinical trials, operations, vendors, suppliers and employees;
•	risks related to regulatory approvals and other requirements applicable to our product candidates;
•	risks related to our ability to obtain the capital necessary to fund our operations;
•	risks relating to the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	risks related to our ability to obtain adequate financing in the future through product licensing, public or private equity or debt financing or otherwise;
•	our and our stockholders’ ability to realize benefits from our strategic initiatives, including the Zikani Merger (defined below);
•	general business conditions, regulatory environment, competition and market for our products; and
•	business abilities and judgment of personnel, and the availability of qualified personnel.

Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risks and uncertainties.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. You should not rely upon forward-looking statements as predictions of future events. All forward-looking statements speak only as of the date of this Annual Report. Unless required by law, we will not undertake and we specifically disclaim any obligation to release publicly the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of events, whether or not anticipated. In that respect, we wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made.

Risk Factor Summary

The following is a summary of the principal risks of an investment in our common stock. This summary does not list all the risks that we face. Additional discussion of the risks summarized below are included in Part I, Item 1A, “Risk Factors” and should be carefully considered, together with other information in this Annual Report and our other filings with the SEC before making an investment decision regarding our common stock.

•

We depend heavily on the success of our lead product candidate, ELX-02. If ELX-02 fails during development or suffers any material development delays, it may adversely impact the commercial viability of ELX-02 and our business.

•

Preclinical and clinical drug development is a lengthy and expensive process, with an uncertain outcome. Our preclinical and clinical programs may experience delays or may never advance, which would adversely affect ability to obtain regulatory approvals or commercialize our product candidates on a timely basis or at all, which could have an adverse effect on our business.

•

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

•

Even though we have received orphan drug designation from the FDA for ELX-02 for the treatment of cystic fibrosis, cystinosis, MPS I, and Rett syndrome, we may not be able to maintain the benefits of orphan drug designation or obtain orphan drug marketing exclusivity for ELX-02 or any of our other product candidates for other indications.

•

A Fast Track Designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.

•

We may find it difficult to recruit and enroll patients in our clinical trials, which could cause significant delays in the completion of such trials or may cause us to abandon one or more clinical trials.

•

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

•	Our recurring losses from operations raise substantial doubt regarding our ability to continue as a going concern.
•	Our stockholders may not realize a benefit from the Zikani Merger commensurate with the ownership dilution they will experience in connection with the Zikani Merger.
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

v

PART I

ITEM 1.	Business

Company Overview

We are a clinical-stage biopharmaceutical company engaged in the science of ribosome modulation, leveraging both our innovative TURBO-ZM™ chemistry technology platform and our library of novel aminoglycosides in an effort to develop novel oral small molecule Ribosome Modulating Agents (“RMAs”) and Eukaryotic Ribosome Selective Glycosides (“ERSGs”), for the treatment of rare and ultra-rare premature stop codon diseases and ribosomal mutations. Premature stop codons are point mutations that disrupt the stability of the impacted messenger RNA (“mRNA”) and the protein synthesis from that mRNA. Additionally, certain mutations of the ribosome disrupt normal protein translation and are drivers of a subset of cancers.

We have multiple programs in our pipeline including a clinical program for the treatment of cystic fibrosis (“CF”) patients with nonsense (“Class 1 CF”) mutations, preclinical programs in Recessive Dystrophic (“RDEB”) and Junctional Epidermolysis Bullosa (“JEB”) and Familial Adenomatous Polyposis (“FAP”) and various earlier discovery stage programs in oncology. We are also actively looking to expand our programs by seeking new indications in other rare diseases for our lead compounds. In November 2021, we announced positive topline results from the monotherapy arms of a Phase 2 study evaluating the safety and activity of one of our ERSGs, ELX-02, in Class 1 CF patients with at least one G542X nonsense allele mutation. We have expanded this Phase 2 study to evaluate the safety and efficacy in Class 1 CF patients of a combination of ELX-02 and ivacaftor, an approved drug currently marketed for the treatment of certain CF patients under the trade name “Kalydeco.” The U.S. Food and Drug Administration (“FDA”) has granted Fast Track designation for ELX-02 for the treatment of CF patients with nonsense mutations. In addition, the FDA granted ELX-02 Orphan Drug Designation for the treatment of CF in September 2021 and the European Commission granted ELX-02 orphan drug designation in September 2018.

Acquisition of Zikani Therapeutics, Inc.

On April 1, 2021, we acquired Zikani Therapeutics, Inc. (“Zikani” and such acquisition, the “Zikani Merger”), a company in preclinical development and engaged in the science of ribosome modulation, leveraging its innovative TURBO-ZMTM chemistry technology platform to develop novel RMAs as potential therapeutics for diseases with limited treatment options. The TURBO-ZMTM platform is designed to enable rapid synthesis of novel macrolides that can be optimized to modulate the ribosome in a disease specific manner. Most commonly known macrolides are antibiotics such as Azithromycin, Erythromycin and Clarithromycin that are delivered orally and have favorable safety profiles that have been shown to inhibit protein synthesis in bacteria. Until Zikani’s TURBO-ZMTM chemistry technology, macrolides were only made semi-synthetically which limited their use to antibiotics.

 As a result of the Zikani Merger, we expect the Company to emerge as a leader in the science of ribosome modulation through our complementary platforms and continued development of our library of RMAs and ERSGs. ELX-02, an ERSG, is a small molecule drug candidate designed as an analogue to Gentamicin and Geneticin (“G418”), to restore production of full-length functional proteins, and is currently in clinical development for the treatment of Class 1 CF. Gentamicin and G418 have been shown in third-party clinical and preclinical studies to restore protein production in a range of rare diseases, including Class 1 CF.

 With the strength of our ELX-02 program for CF, the Zikani Merger provides us with the opportunity to amplify the potential of our innovative science by developing a new class of therapies to treat diseases with limited to no treatment options. The Cystic Fibrosis Foundation (“CFF”) has agreed to provide funding for a portion of this research, and further increased their support in March 2022 with additional funding. Our preclinical programs are focused on select rare diseases including inherited diseases, cancer caused by nonsense mutations, kidney diseases, including autosomal dominant polycystic kidney disease, as well as rare ocular genetic disorders. In addition, we plan to file an Investigational New Drug (“IND”) in 2022 for what could potentially become the first oral therapy for protein restoration for patients with nonsense mutations in RDEB and JEB. RDEB is an incurable, extremely painful and often fatal skin blistering condition caused by a lack of collagen type VII that is estimated to affect more than 3,000 people worldwide. JEB is the most severe form of Epidermolysis Bullosa, with most patients dying in infancy. By extending the application of ribosomal RNA modulation to the readthrough of nonsense mutations in tumor suppressor genes, we are also advancing preclinical research for FAP, an inherited pre-cancerous colorectal disease frequently caused by nonsense mutations in the adenomatous polyposis coli (“APC”) gene. We plan to target rare diseases including genetic diseases and cancers caused by nonsense mutations. Nonsense mutations cause approximately 10-12% of rare inherited diseases. We believe our development programs for ELX-02 along with the TURBO-ZMTM library of compounds can significantly expand to include the treatment of many other rare diseases and certain cancers.

Our Technology

We are working to unlock the potential of the ribosome to transform genetic diseases. Ribosomes form the translation machinery that generates functional proteins from genetic sequences; modulating the ribosome subunits provides a therapeutic approach to addressing a number of diseases. We are focused on modulating the ribosome to address two specific defects: (1) nonsense mutations implicated in many rare diseases and (2) ribosomal mutations driving cancer.

We are using our TURBO-ZM™ chemistry technology platform and our library of novel aminoglycosides to develop novel small molecule RMAs and ERSGs, that are uniquely positioned to correct both nonsense mutations and ribosomal mutations. Clinical and preclinical results for the ability of macrolide and aminoglycoside antibiotics to restore proteins in nonsense mutations have been shown in more than 36 rare diseases. These molecules have also shown an ability to selectively stop protein translation. However, the significant safety, tolerability and delivery limitations have prevented further development for human diseases. Our RMA and ERSG molecules are designed to be safer, more potent, and easier to deliver than traditional macrolide and aminoglycoside antibiotics and thus fulfill their clinical promise.

Nonsense mutations

Nonsense mutations, also known as premature termination or stop codons, are single point mutations within the DNA sequence which are either inherited or acquired that result in the premature termination of the translational process leading to truncated or absent proteins. The ribosome manufactures protein one amino acid at a time designated by a series of three nucleotides, called a codon. A nonsense mutation changes the codon for an amino acid into the codon for a “STOP” signal leading to the formation of a truncated protein with loss of function.

We believe that the segment of patients with diagnosed nonsense mutations on one or both alleles represents a high unmet medical need as there are currently no approved therapeutics targeting the impairment caused by these mutations. Nonsense mutations are involved in a large number of genetic diseases such as cystic fibrosis and an estimated 300 IRDs. According to the Human Gene Mutation Database, nonsense mutations account for approximately twelve percent (12%) of patients with a given genetic disease. The disease phenotypes caused by nonsense mutations are frequently more severe than those caused by other kinds of mutations because these mutations often lead to a complete loss of protein production or function. In general, these diseases do not have specific therapies beyond symptomatic and palliative interventions.

Read-through of nonsense mutations is a naturally occurring process that can be attributed to the redundancy in the three-nucleotide codon structure. During read-through, either the typical healthy or a near-cognate substitute amino acid occurs resulting in the continuation of translation. Our RMAs and ERSGs (like ELX-02) are designed to enhance the likelihood of readthrough by modulating the ribosome. Multiple compounds within our RMA and ERSG library are designed to demonstrate the readthrough of the premature stop codon.

Drivers of ribosomal mutations in cancer

Loss or gain of ribosomal proteins and ribosome modifying factors in cancer can lead to cancer progression through translation of oncogenic proteins. These altered ribosomes are structurally distinct and can be selectively targeted by rationally designed macrolides designed with the TURBO-ZMTM platform. Active screening of compounds has identified several hits that have unique ribosome targeting resulting selective arrest of proliferation and cell death of a subset of cancer cells. This targeted approach is being explored to expand the Eloxx pipeline to be used either as single agent or as a rational pathway-based combination therapy in cancer.

Current Data Supporting the Potential Mechanism of Action of ELX-02

ELX-02 is a novel investigational ERSG designed based on aminoglycoside antibiotics, such as gentamicin, with increased selectivity for the eukaryotic ribosome. The early observations of eukaryotic read-through activity were made in patients treated with aminoglycosides due to bacterial infections. However, despite the promising clinical observations of read-through activity, the use of aminoglycoside antibiotics as a read-through therapy is restricted since aminoglycosides may cause damage to the kidney and ear after prolonged administration. The effect of aminoglycoside antibiotics on the hair cells of the ear and the proximal tubular cells of the kidney may be attributed, in part, to the inhibition of mitochondrial protein production in these cells. Due to the markedly decreased affinity for the prokaryotic and mitochondrial ribosomes, ERSG compounds have little of the antibiotic activity associated with aminoglycosides. When compared in laboratory tests to gentamicin (a classic aminoglycoside antibiotic), ELX-02 showed a 100-fold lower antibacterial activity and nine-fold higher read-through activity for nonsense mutations. We believe this result was attributable to higher selectivity towards the eukaryotic cytoplasmic ribosome. Because ERSGs are selective for the eukaryotic cytoplasmic ribosome and have markedly decreased affinity for the mitochondrial ribosome, we believe ERSGs have the potential to show an acceptable safety and tolerability profile for chronic use. We believe that our library of ERSG compounds has the potential to show improved read-through activity with a reduced potential for impairment of the mitochondrial ribosome and may have an improved safety profile.

We evaluated a subset of our compounds in the cell by quantitative polymerase chain reaction (“qPCR”), western blot protein analysis and for proper localization of the restored protein by immunofluorescence. Consistent with our overall hypothesis, we have found that molecules in our library significantly increase both the mRNA (dose-dependent increases of 30-fold over vehicle control) and protein of interest (increased normalized full-length protein 4.7-fold over vehicle control) as well as the protein’s proper sub-cellular localization. In addition to supporting our overall mechanism of action hypothesis, these studies have enabled us to develop a robust (z’ factor = 0.88), high-throughput assay within this system to further evaluate compound-mediated read-through across our library.

Scope of Activities

We are currently focused on the following program areas.

Class 1 Cystic Fibrosis with Nonsense Mutations

CF is the most prevalent genetic disease in the western world and affects an estimated 70,000 to 100,000 patients worldwide, with the vast majority of affected individuals in the United States, Canada, Europe, and Australia. CF is the most common fatal inherited disease in Caucasians. The incidence of CF varies across the globe ranging between one in 3,500 births in the U.S. and one in 2,000 to 3,000 births in Europe and Australia.

Approximately 12% of CF patients carry a nonsense mutation on the CFTR gene. CF is a progressive disease caused by a deficiency in CFTR activity with insufficient ionic transconductance in the cell membrane, which, in turn, leads to the accumulation of thick mucus in vital organs, particularly the lungs, pancreas and gastrointestinal tract. As a result, CF patients experience respiratory infections, chronic lung inflammation, and poor absorption of nutrients as well as many other conditions, and, in most cases, progressive respiratory failure. The life expectancy of CF patients has improved, and the CFF has reported that a person born with CF between 2014 and 2018 can expect to live an average of 44 years.

In CF patients, the CFTR gene is defective, and as a result, CF patients lack the functional CFTR protein ion channel necessary to regulate ion flow. An altered ion concentration gradient between the inside and the outside of the cell reduces the amount of water molecules outside the cell, causing the accumulation of thick mucus on the epithelial surface as shown below in Figure 1.

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

We have two programs in development to address Class 1 CF: ELX-02 and Oral Turbo-ZMTM based RMAs.

Recessive Dystrophic Epidermolysis Bullosa (“RDEB”) and Junctional Epidermolysis Bullosa (“JEB”)

Epidermolysis bullosa (“EB”) is a group of rare inherited skin disorders that cause the skin to become very fragile. Any trauma or friction to the skin can cause painful blisters. RDEB and JEB are the two main types of EB.

RDEB is caused by mutations in the COL7A1 gene that codes for COL7A1 protein. The COL7A1 gene is involved in coding for the collagen that helps attach the epidermis to underlying layers of skin. We are targeting nonsense mutations in COL7A1. These represent approximately 30-40% of all mutations in COL7A1.

JEB is most commonly caused by mutations in the LAMA3, LAMB3 and LAMC2 genes. The LAMA3, LAMB3, and LAMC2 genes are involved in coding for a protein that plays an important role in strengthening and stabilizing the skin. We are targeting nonsense mutations in LAMB3 genes that represent approximately 70% of all mutations.

Infants are typically born with widespread blistering and areas of missing skin, often caused by trauma during birth. Most RDEB patients develop skin cancer by age 35 and the average mortality of patients with JEB is 18 months. RDEB affects approximately 4,000 patients worldwide with nonsense mutations and there are no approved treatments; management is palliative.

ZKN-013 is our lead TURBO-ZM™ based molecule in our program to address nonsense mutations in RDEB/JEB.

Familial Adenomatous Polyposis (“FAP”)

FAP is caused by a mutation in the APC gene coding for APC protein, which acts as a tumor suppressor and keeps cells from growing too fast or in an uncontrolled way. It is characterized by polyps developing as young as the teens. These polyps have a high propensity for progression to cancer. Hence patients undergo prophylactic colectomy in adolescence or early adulthood to prevent colorectal cancer development.

Our program to address FAP includes TURBO-ZM™ based RMAs including ZKN-013 and additional undisclosed compounds.

Research and Development Programs

Our pipeline of programs is summarized in the following table:

ELX-02 – Class 1 CF Program

Our clinical program in Class 1 CF with our ESRG, ELX-02, is currently in Phase 2 clinical development for the treatment of cystic fibrosis in patients with diagnosed nonsense mutations and this program is being conducted at leading investigator sites in Europe, Israel and the United States. In November 2021 we announced positive topline results from the monotherapy arms of this Phase 2 clinical trial of ELX-02 in Class 1 CF patients with at least one G542X nonsense allele mutation. ELX-02 was well tolerated and achieved a statistically significant 5.4mmol/L reduction in sweat chloride in patients at the 1.5mg/kg/day dose.

The intra-patient dose escalation stage of the trial successfully identified 1.5 mg/kg/day as the dose for further development. Based on the statistically significant monotherapy results observed at the 1.5mg/kg/day dose, planning for the advancement of ELX-02 into additional Phase 2 development where we are evaluating the safety and activity of a combination of ELX-02 and Ivacaftor (trade name “Kalydeco”) in Class 1 CF patients. The FDA has granted Fast Track designation for ELX-02 for the treatment of CF patients with nonsense mutations. In addition, ELX-02 has also been granted Orphan Drug Designation by the FDA in September 2021 and orphan medicinal product designation by the European Commission in September 2018.

Planned Next Steps for Class 1 CF Program

ELX-02 in combination with other CF therapies.

First patient dosing has occurred in the expansion arm of the Phase 2 trial, which includes a combination of ELX-02 and KalydecoTM (ivacaftor), a CFTR protein potentiator. In preclinical studies, Class 1 CF patient organoids showed a 2- to 3-fold higher swelling response with a combination of ELX-02 and Kalydeco than with ELX-02 as a monotherapy. Topline results from the expansion arm are expected in the second half of 2022.

Inhaled delivery of ELX-02

We are also evaluating the potential for inhaled (nebulizer-based) delivery of the current subcutaneous formulation of ELX-02. We believe that inhaled delivery has the potential to further improve the activity of ELX-02 as a single agent and in combination with other drugs given potential for increased drug exposure in the lung versus plasma. Prior animal studies have shown a 19-fold increase in ELX-02 exposure at a similar dose when administered as an inhalation agent versus subcutaneously. We expect to submit an Investigational New Drug application the second half of 2022.

Development Program for ELX-02 for the Treatment of Alport Syndrome

In March 2022, we announced the expansion of our ELX-02 development program to include the treatment of Alport syndrome, a genetic disorder characterized by kidney disease with high levels of proteinuria, hearing loss and eye abnormalities caused by mutations in the genes (COL4A3, COL4A4, and COL4A5) needed for production of type 4 collagen. Approximately 6% to 7% of Alport syndrome patients, or approximately 9,400 to 12,750 individuals, are estimated to have nonsense mutations. In preclinical studies, ELX-02 has been associated with significant read through in COL4A5 mutations, which represent 85% of nonsense mutations in this population. We intend to initiate a proof-of-concept clinical trial in up to eight Alport syndrome patients with nonsense mutations in the second half of 2022. Patients will be dosed for two months with a three-month follow-up. Trial primary endpoints will include safety, while secondary endpoints will include reduction in proteinuria and induction of COL4A5 protein expression in the kidney. Topline results are expected in the first half of 2023.

ZKN-013 - RDEB and JEB

ZKN-013 is our lead TURBO-ZM™ based molecule in our program to address nonsense mutations in RDEB/JEB. Existing third-party data has paved the way for our development program, including third-party clinical studies evaluating gentamicin. Patients receiving gentamicin in these studies had an approximate 70% increase in wound closure and an approximate 70% decrease in blistering events.

Preclinical results support the potential for RMAs to restore functional collagen protein at levels comparable to high-dose gentamicin. IND-enabling pre-clinical studies are under way and we expect to submit an IND for this program in 2022.

FAP

ZKN-013 has also shown promising in vivo and in vitro preclinical activity in FAP. Existing third-party data has paved the way for our development program, including results from third-party clinical studies evaluating erythromycin, a macrolide antibiotic and Celecoxib. Patients receiving erythromycin in these studies had an approximate 50% reduction in polyp number and polyp burden (area of polyps) after at 12 months after 6 months 400mg/day once daily Celecoxib showed an approximate 30% reduction (vs. those treated with placebo) in polyp number and size after 6 months of treatment.

In a pre-clinical study, evaluating the activity of ZKN-013 in mice models known as APCmin, that are considered to be representative of FAP patients, ZKN-013 showed a 40% reduction in polyp number (vs. untreated mice), an approximately 50% reduction in polyp burden (vs. untreated mice) and 50% survival benefit (vs. untreated mice). We believe that these results support the further development of ZKN-013 for the treatment of FAP patients. We continue to evaluate ZKN-013 and other RMAs for their potential to treat FAP patients with nonsense mutations.

Ongoing earlier stage discovery programs with our library of RMAs and ERSGs

We continue to explore the potential of our libraries of RMAs and ESRGs, while expanding our RMA library using our TURBO-ZMTM platform, to expand into other rare diseases and cancers in our earlier stage discovery efforts. We have observed promising early in vitro and in vivo results in various cell line and animal cancer models that support our current efforts.

Intellectual Property

Patent Portfolio

Our licensed and owned patent portfolio includes patents and applications relating to our lead compound, ELX-02 (formerly known as NB124), and over 40 other read-through inducing compounds, as well as methods of making and using these compounds.  Each of these families is described briefly below.

With regard to ELX-02, our primary composition of matter coverage derives from a first patent family that we exclusively license under the Research and License Agreement (the “Technion Agreement”) with Technion Institute for Research and Development Ltd. (“TRDF”) dated August 29, 2013. As of December 31, 2021, this family included issued patents in the United States, Europe, Canada, Hong Kong, India, Israel, and Japan, and pending applications in the United States and Israel. Issued patents in this family includes claims directed to ELX-02 and other read-through inducing compounds, as well as claims directed to pharmaceutical compositions of the disclosed compounds and methods of using the compounds and compositions to treat genetic disorders associated with premature stop codon mutations including cystic fibrosis, cystinosis, DMD, ataxia-telangiectasia, Hurler syndrome, hemophilia A and B, Usher Syndrome, and Tay-Sachs. Patents that have issued or which may issue in the future from this family are currently expected to expire in 2031, not including any extensions of term for which we may be eligible that we may be granted. A second patent family licensed under the Research and License Agreement with TRDF includes one issued U.S. patent with claims directed to the use of ELX-02 and other read-through inducing compounds to treat Rett syndrome.

We own two patent families that may provide additional protection for specific methods of using or manufacturing ELX-02 beyond the current expiration date of the primary composition of matter patents.

The first of these families is directed to methods for large-scale synthesis of ELX-02 and other read-through inducing compounds. As of December 31, 2021, this family included an issued patent in the United States, Europe, Australia, Brazil, Canada, China, Hong Kong, Israel, India, and Japan. Patents that have issued or which may issue in the future from this family are currently expected to expire in 2038, not including any extensions of term for which we may be eligible that we may be granted.

The second family is directed to methods of using ELX-02 and other read-through inducing compounds to treat various ocular conditions associated with nonsense mutations, including retinitis pigmentosa, Usher Syndrome, Stickler Syndrome, aniridia, Leber congenital amaurosis, and choroideremia. As of December 31, 2021, this family includes pending applications in the United States, Europe, Australia, Canada, China, Israel, Japan, Mexico, Malaysia, New Zealand, Philippines, Singapore, South Africa, and South Korea. Any patents issuing from this family are currently expected to expire in 2039, not including any extensions of term for which we may be eligible that we may be granted.

Three additional patent families licensed under the Research and License Agreement with TRDF are directed to additional read-through inducing compounds.

The first of these families includes claims directed to ELX-03 (formerly known as NB84) and other read-through inducing compounds, as well as claims directed to pharmaceutical compositions and methods of using the compounds and compositions to treat genetic disorders including cystic fibrosis, DMD, ataxia-telangiectasia, Hurler syndrome, hemophilia A, hemophilia B, Usher Syndrome, and Tay-Sachs. As of December 31, 2021, this family included issued patents in the U.S., Europe, Canada, India, Israel and Japan, and pending applications in the United States. Patents that have issued or which may issue in the future from this family are currently expected to expire in 2027 and 2028, not including any additional extensions of term for which we may be eligible that we may be granted.

The second family includes claims directed to ELX-10 (formerly known as NB157) and other read-through inducing compounds and pharmaceutical compositions and uses thereof. As of December 31, 2021, this family included issued patents in the U.S., Australia, India, and Japan, and pending applications in the U.S., Europe, Australia, Brazil, Canada, China, Hong Kong, Israel and Japan.  Patents that have issued or which may issue in the future from this family are currently expected to expire in 2036, not including any extensions of term for which we may be eligible that we may be granted.

The third family includes claims directed to additional read-through inducing compounds and pharmaceutical compositions and uses thereof. As of December 31, 2021, this family included pending applications in the United States, Europe, Australia, Brazil, Canada, China, EAPO, Hong Kong, India, Israel, Japan, Malaysia, Mexico, New Zealand, Singapore, and South Korea. Patents that have issued or which may issue in the future from this family are currently expected to expire in 2038, not including any extensions of term for which we may be eligible that we may be granted.

Our licensed and owned patent portfolio also includes patents and applications relating to TURBO-ZMTM  compounds that can be optimized to modulate the ribosome in a disease specific manner.  The TURBO-ZMTM  compounds are macrolides.  Most commonly known macrolides are antibiotics such as Azithromycin, Erythromycin and Clarithromycin that are delivered orally and have favorable safety profiles that have been shown to inhibit protein synthesis in bacteria. Until Zikani’s TURBO-ZMTM chemistry technology, macrolides were only made semi-synthetically which limited their use to antibiotics.

We have licensed four patent families from Harvard under the license agreement dated February 10, 2015, and subsequently amended and restated on March 31, 2020, claiming macrolides as well as methods of making and using these macrolides.  Patents issuing from these families are expected to expire in 2034, 2035 and 2036, not including any extensions of term for which we may be eligible that we may be granted.

We jointly own three patent families with Harvard claiming other macrolides as well as methods of making and using these macrolides. These families include pending applications in the United States, Europe, Australia, Brazil, Canada, China, India, Indonesia, Israel, Japan, Mexico, New Zealand, Singapore, South Africa, and South Korea. Any patents issuing from this family are currently expected to expire in 2038 and 2039, not including any extensions of term for which we may be eligible that we may be granted.  One of these patent families includes claims directed to ZKN-013, our lead TURBO-ZMTM  compound.

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

In the U.S., patent term may be extended in certain instances by patent term adjustment (“PTA”), which compensates for administrative delays by the U.S. Patent & Trademark Office during examination of the patent.  We have received a PTA for one of our exclusively licensed patents relating to ELX-01 and other related read-through inducing compounds, extending the expiration date of that patent from 2027 to 2028. However, we do not know whether any PTA will be granted for any of our future patents.

For pharmaceutical products that have received FDA approval, the term of a U.S. patent covering the approved product, a method of manufacturing the approved product, or an approved method of use of the product may be extended under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act, in certain instances if specific statutory and regulatory requirements are satisfied.  The Hatch-Waxman Act provides for a patent term extension, or PTE, of up to five years as compensation for effective patent term lost during product development and the FDA regulatory review process. PTE is only available for the first approval of a particular product, the total patent term including the restoration period must not exceed 14 years from the date of FDA approval, and only one patent may be extended for a particular regulatory review period.  In the EU, a similar mechanism exists for extending patent term up to five years through the grant of a Supplementary Protection Certificate (“SPC”) following European Medicines Agency (the “EMA”) approval.  Similar regulatory extensions are available or may be available in the future in other jurisdictions. If and when ELX-02 or other of our read-through inducing compounds are approved by the FDA, EMA, or other foreign regulatory authorities, we will apply for these and other patent term extensions on patents covering the approved products, methods of use, or methods of manufacture if the patents are eligible for such extension.  However, we cannot provide any assurance that such extensions will be granted for any of our currently issued or future patents.

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

License Agreements

Research and License Agreement with Technion Research and Development Foundation Ltd.

On August 29, 2013, we entered into the Technion Agreement with TRDF, which was further amended and addended to reflect, among other things, the assignment of patents and extension of research periods, with respect to certain technology relating to aminoglycosides and the redesign of aminoglycosides for the treatment of human genetic diseases caused by premature stop mutations and further results of the research of the technology, in order to develop and commercialize products based on such technology. The Technion Agreement provides us with an exclusive, worldwide, non-transferrable license, with a right to grant sublicenses, and royalty-bearing licenses to the TRDF inventions, TRDF patent rights, TRDF’s interest in the joint inventions and joint patent rights, and certain materials and research results owned by TRDF, solely with respect to products in the field of prevention, diagnosis or treatment of any human disease or condition therefor. In return for the license we will pay TRDF (i) milestone payments with respect to each licensed product upon the achievement of certain pre-defined goals by us or one of our sublicensees as follows: $100,000 upon first dosing of a patient in a Phase 2 clinical study (which we paid to TRDF in 2020 for ELX-02); $1,000,000 upon first dosing of a patient in a pivotal study; and $5,000,000 upon first filing of a new drug application (NDA); (ii) certain royalties in the low- to mid-single-digit percentages of all net sales (subject to change in the case of (a) sublicensing to a big pharmaceutical or biotechnology company, or (b) payment of royalties to third parties, or (c) commercialization by a third party of an authorized generic to a licensed product); and (iii) a low- to mid-double-digit percentage of any non-royalty sublicense income. In addition to the milestone payments, we undertook to annually fund the research activities under the license, currently in the estimated annual amount of $0.1 million per year. The Technion Agreement further provides TRDF with an additional pre-emptive right, in force until the first exit event, to invest an amount equal to up to 5% of the amount contemplated to be raised in a proposed investment. TRDF is also entitled, until the closing of an exit event, to appoint an observer to the board under certain restrictions such as confidentiality or conflict of interest. Furthermore, we will reimburse TRDF for all patent filing expenses as of the effective date of the Technion Agreement and for past patent filing expenses in the amount of several hundred thousand New Israeli Shekels upon the occurrence of certain conditions.

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

License Agreement between Zikani and President and Fellows of Harvard College

On February 10, 2015, Zikani entered into an agreement with the President and Fellows of Harvard College (“Harvard”) to license certain patent rights owned by Harvard. This license agreement was subsequently amended and restated on March 31, 2020. Harvard is entitled to receive clinical and regulatory milestone payments totaling up to $3.6 million in the aggregate per licensed product approved in the United States, European Union, and Japan. The Company is also obligated to make additional royalty payments to Harvard upon the occurrence of certain sales milestones per licensed product up to a mid-single digit royalty percentage. The royalty percentage depends on the product and whether such licensed product is covered by a valid claim within the certain patent rights that the Company licenses from Harvard. Further, the Company may sub license the patent rights and any income, with the

Company obligated to remit to Harvard fees ranging from 20% to 30% of such sublicense income up to the achievement of certain milestone events. There were no royalties recorded in 2021.

Under this agreement, the Company has an exclusive, worldwide, royalty-bearing license under Harvard’s interest in the Patent Rights, and a non-exclusive, worldwide, royalty-bearing license under Harvard’s interest in the Harvard Know-How, solely to develop, make, have made, use, offer for sale, sell, have sold and import and export licensed products solely within the field.

Harvard retains the right, for itself and for other not-for-profit research organizations, to practice the patent rights within the scope of the license granted above, solely for non-commercial research, educational and scholarly purposes; provided, that, nothing herein shall be construed as permitting Harvard or any such not-for-profit research organization to grant any rights to any third party, including any for-profit sponsor, to practice or exploit any of the patent rights for any commercial purpose that would be inconsistent with the terms of the exclusive license of the patent rights, including any right to develop, manufacture, market or sell licensed products for use in the field; and the United States federal government retains rights in the patent rights pursuant to 35 U.S.C. §§ 200-212 and 37 C.F.R. § 401 et seq., and any right granted in this agreement greater than that permitted under 35 U.S.C. §§ 200-212 or 37 C.F.R. § 401 et seq. will be deemed modified.

Manufacturing

ELX-02 is designed to be manufactured under current Good Manufacturing Practice (“cGMP”) conditions and is formulated as a sterile frozen liquid or lyophilized powder in glass vials. ELX-02 is designed to be administered by parenteral subcutaneous injection after appropriate dilution or reconstitution, as required.

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

Government Regulation

Government authorities in the United States, at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling,  packaging,  storage,  record-keeping,  promotion,  advertising,  distribution,  marketing  and export and import of drug products. A new drug must be approved by the FDA through the New Drug Application (“NDA”) process before it may be legally marketed in the United States. We, along with any third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval of our products and product candidates. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

U.S. Drug Development Process

In the United States, the FDA regulates drugs under the federal Food, Drug, and Cosmetic Act (“FDCA”) and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•completion of preclinical laboratory tests, animal studies and formulation studies in accordance with FDA’s Good Laboratory Practice (“GLP”) requirements and other applicable regulations;

•submission to the FDA of an IND, which must become effective before human clinical trials may begin;

•approval  by an independent Institutional Review Board (“IRB”) or ethics  committee  at  each  clinical  site  before  each  trial  may be initiated;

•performance of adequate  and  well-controlled  human  clinical  trials  in  accordance  with  good clinical practices (“GCPs”) to establish the safety and efficacy of the proposed drug for its intended use;

•preparation of and submission to the FDA of an NDA after completion of all pivotal trials;

•a determination by the FDA within 60 days of its receipt of an NDA to file the application for review

•satisfactory completion of an FDA advisory committee review, if applicable;

•satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity, and of selected clinical investigation sites to assess compliance with GCPs; and

•FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the United States.

The preclinical developmental stage generally involves laboratory evaluations of chemistry, formulation and stability, as well as studies to evaluate the product candidate’s toxicity in animals, in an effort to support subsequent clinical testing. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations, where applicable.

Prior to beginning the first clinical trial with a product candidate in the United States, the trial sponsor must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational drug to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product candidate, chemistry, manufacturing, and controls information, and any available human data or literature to support the use of the product candidate. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring subject safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

Furthermore, an independent IRB or ethics committee for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site, and must monitor the study until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study, and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries, including clinicaltrials.gov.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•Phase 1: The product candidate is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.

•Phase 2: The product candidate is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.

•Phase 3: The product candidate is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.

In some cases, the FDA may require, or sponsors may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 studies, may be conducted after initial marketing approval, and may be used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

In addition, during the development of a new drug, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase 2, and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach agreement on the next phase of development. Sponsors typically use the meetings at the end of the Phase 2 trial to discuss Phase 2 clinical results and present plans for the pivotal Phase 3 clinical trials that they believe will support approval of the new drug.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug. In addition, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

U.S. Review and Approval Process

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, preclinical and other non-clinical studies and clinical trials, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. Data can come from company-sponsored clinical studies intended to test the safety and effectiveness of a use of the product, or from a number of alternative sources, including studies initiated by independent investigators. The submission of an NDA is subject to the payment of substantial user fees, unless a waiver or exemption applies.

In addition, the Pediatric Research Equity Act (“PREA”) requires a sponsor to conduct pediatric clinical trials for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, NDAs and supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once filed, the FDA has a goal of ten months from the filing date to complete a standard review of an NDA for a drug that is a new molecular entity. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is sufficient to assure and preserve the product’s identity, strength, quality and purity.

The FDA may refer an application for a novel drug to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. Before approving an NDA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP and adequate to assure consistent production of the product within required specifications. Additionally, before approving a NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCPs.

After the FDA evaluates an NDA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response Letter (“CRL”). An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL will describe all of the deficiencies that the FDA has identified in the NDA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the CRL without first conducting required inspections and/or reviewing proposed labeling. In issuing the CRL, the FDA may recommend actions that the applicant might take to place the NDA in condition for approval, including requests for new clinical studies or additional information or clarification. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the NDA with a Risk Evaluation and Mitigation Strategy (“REMS”) to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. The FDA may also require one or more Phase 4 post- market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies.

Expedited Development and Review Programs

The FDA offers a number of expedited development and review programs for qualifying product candidates. For example, the Fast Track program is intended to expedite or facilitate the process for reviewing product candidates that are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the applicable FDA review team during development and, once an NDA is submitted, the product candidate may be eligible for priority review. A Fast Track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.

A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for Breakthrough Therapy designation to expedite its development and review. A product candidate can receive Breakthrough Therapy designation if preliminary clinical evidence indicates that the product candidate, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the Fast Track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product candidate, including involvement of senior managers.

Any marketing application for a drug submitted to the FDA for approval, including a product candidate with a Fast Track designation and/or Breakthrough Therapy designation, may be eligible for other types of FDA programs intended to expedite the FDA review and approval process, such as priority review and accelerated approval. An NDA is eligible for priority review if the product candidate is designed to treat a serious or life-threatening disease or condition, and if approved, would provide a significant improvement in safety or effectiveness compared to available alternatives for such disease or condition. For new-molecular-entity NDAs, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date, as opposed to ten months under standard review.

Additionally, product candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required post-marketing studies in a timely manner or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

Fast Track designation, Breakthrough Therapy designation, priority review, and accelerated approval do not change the standards for approval, but may expedite the development or approval process. Even if a product candidate qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Orphan drug designation and exclusivity

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, defined as a disease or condition with a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 individuals in the United States and when there is no reasonable expectation that the cost of developing and making available the drug in the United States will be recovered from sales in the United States for that drug. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA.

If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee.

A designated orphan drug many not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or, as noted above, if a second applicant demonstrates that its product is clinically superior to the approved product with orphan exclusivity or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Post-approval Requirements

Drug products manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual program fees for any marketed products. Drug manufacturers and their subcontractors are required to register their  establishments  with  the  FDA  and  certain  state  agencies,  and  are  subject  to  periodic  unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

The  FDA  may  withdraw  approval  if  compliance  with  regulatory  requirements  and  standards  is  not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

•fines, warning letters, or untitled letters;

•clinical holds on clinical studies;

•refusal  of  the  FDA to  approve  pending  applications  or supplements  to approved  applications,  or suspension or revocation of product approvals;

•product seizure or detention, or refusal to permit the import or export of products;

•consent  decrees,  corporate  integrity  agreements,  debarment  or  exclusion  from  federal  healthcare programs;

•mandated  modification  of  promotional  materials  and  labeling  and  the  issuance  of  corrective information;

•the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or

•injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates the marketing, labeling, advertising and promotion of drug products. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe, in their independent professional medical judgment, legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA-approved labelling.

Marketing Exclusivity

Market exclusivity provisions authorized under the FDCA can delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not approve or even accept for review an abbreviated new drug application (“ANDA”) or an NDA submitted under Section 505(b)(2) (505(b)(2) NDA) submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.

The FDCA alternatively provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the active agent for the original indication or condition of use. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to any preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Pediatric exclusivity is another type of marketing exclusivity available in the United States. Pediatric exclusivity provides for an additional six months of marketing exclusivity attached to another period of exclusivity if a sponsor conducts clinical trials in children in response to a written request from the FDA. The issuance of a written request does not require the sponsor to undertake the described clinical trials.

Foreign Regulation

We conduct clinical trials and plan to market our future products in numerous jurisdictions outside the U.S. Most of these jurisdictions have clinical trial, product approval and post-approval regulatory processes that are similar in principle to those in the U.S. Thus, whether or not we obtain FDA approval for a product candidate, we must obtain approval by the comparable regulatory authorities of foreign countries or economic areas, such as the E.U., before we can commence clinical trials or market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.

Under the E.U. regulatory system, a company may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure, which is compulsory for orphan medicines, medicines produced by biotechnology, and those medicines intended to treat AIDS, cancer, neurodegenerative disorders, or diabetes, and optional for those medicines that are highly innovative, provides for the grant of a single marketing authorization that is valid for all E.U. member states. In addition to the centralized procedure, the E.U. also has a nationalized procedure, which requires a separate application to and approval determination by each country; a decentralized procedure, whereby applicants submit identical applications to several countries and receive simultaneous approval; and a mutual recognition procedure, where applicants submit an application to one country for review and other countries may accept or reject the initial decision.

Other U.S. Healthcare Laws and Compliance Requirements

Although we currently do not have any products on the market, we are and, upon approval and commercialization, will be subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. In the United States, such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, price reporting, and transparency laws and regulations regarding payments or other transfers of value made to physicians and other licensed healthcare professionals.

The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting, or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering, or arranging for the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term remuneration has been interpreted broadly to include anything of value. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing, or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances.

The federal False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to, or approval by, the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act.

HIPAA also created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services. Similar to the Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

Additionally, the federal Physician Payments Sunshine Act and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program (with certain exceptions) annually report information related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives) and teaching hospitals, certain ownership and investment interests held by physicians and their immediate family members.

Violation of any of the federal and state healthcare laws described above or any other governmental regulations that apply to us may result in significant penalties, including without limitation, civil, criminal and/or administrative penalties, damages, fines, disgorgement, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of operations.

Coverage and Reimbursement

Sales of any pharmaceutical product depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement for such product by third-party payors. Significant uncertainty exists as to the coverage and reimbursement status of any newly approved product, particularly for gene therapy products where the Centers for Medicare & Medicaid Services (“CMS”) and other third-party payors in the United States have not yet established a uniform policy of coverage and reimbursement. Therefore, decisions. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. One third-party payor’s decision to cover a particular product does not ensure that other payors will also provide coverage for the product. As a result, the coverage determination process can require manufacturers to provide scientific and clinical support for the use of a product to each payor separately and can be a time-consuming process, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization.

In addition, third-party payors are increasingly reducing reimbursements for pharmaceutical products and services. The U.S. government and state legislatures have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Third-party payors are more and more challenging the prices charged, examining the medical necessity and reviewing the cost effectiveness of pharmaceutical products, in addition to questioning their safety and efficacy. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product. Decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce physician usage and patient demand for the product.

In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of us placing the medicinal product on the market. Pharmaceutical products may face competition from lower-priced products in foreign countries that have placed price controls on pharmaceutical products and may also compete with imported foreign products. Furthermore, there is no assurance that a product will be considered medically reasonable and necessary for a specific indication, will be considered cost-effective by third-party payors, that an adequate level of reimbursement will be established even if coverage is available or that the third-party payors’ reimbursement policies will not adversely affect the ability for manufacturers to sell products profitably.

Healthcare Reform

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products and services, implementing reductions in government healthcare programs and other healthcare funding and applying new payment methodologies. For example, in March 2010, the Affordable Care Act, or ACA, was enacted, which affected existing government healthcare programs and resulted in the development of new programs. Among the ACA’s provisions of importance to the pharmaceutical industry, in addition to those otherwise described above, are the following:

•

an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs;

•

an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively, and a cap on the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price, or AMP;

•

a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals, including individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program; and
•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. It is unclear how other healthcare reform measures of the Biden administration, if any, will impact our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 and a 1% reduction from April 1, 2022 through June 30, 2022, unless additional Congressional action is taken. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, beginning January 1, 2024.

The cost of prescription pharmaceuticals in the United States has also been the subject of considerable discussion. There have been several Congressional inquiries, as well as legislative and regulatory initiatives and executive orders designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Members of Congress and the Biden Administration have indicated they will continue to pursue legislative or administrative measures to control prescription drug costs, although the likelihood of such measures being adopted remains uncertain. For example, the Build Back Better Act, if enacted, would introduce substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs or pay an excise tax for noncompliance, and the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D. If the Build Back Better Act is not enacted, similar or other drug pricing proposals could appear in future legislation.

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We anticipate that these new laws will result in additional downward pressure on coverage and the price that we receive for any approved product, and could seriously harm our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. In addition, it is possible that there will be further legislation or regulation that could harm our business, financial condition, and results of operations. Further, it is possible that additional government action is taken in response to the COVID-19 pandemic.

Data Privacy and Security Laws

Numerous state, federal and foreign laws, regulations and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information, and could apply now or in the future to our operations or the operations of our partners. In the U.S., numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

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

Several companies are involved in researching and developing molecules targeting suppression of nonsense mutations and enhancement of translational read-through. However, we believe that ELX-02 is the only drug candidate in clinical development designed to treat nonsense mutations in CFTR, the underlying cause of cystic fibrosis. Additional competition to ELX-02 may arise from other programs that do not target a specific CFTR mutation class but work via other mechanisms.

Employees and Human Capital Management

As of December 31, 2021, we had 25 employees in the United States and three employees in Israel. We believe that we have a good relationship with our employees. In order to achieve our goals, it is crucial that we continue to attract and retain top talent. To facilitate talent attraction and retention, we strive to make our Company a safe and rewarding workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation, benefits, health and wellness programs.

We strive to maintain an inclusive environment free from discrimination of any kind, including sexual or other discriminatory harassment. Our employees have multiple avenues available through which inappropriate behavior can be reported, including a confidential hotline.

As of December 31, 2021, 47% of our employees were female and 53% were male. We are committed to creating and maintaining a diverse and inclusive workplace in which all employees have an opportunity to participate and contribute to the success of the business and are valued for their skills, experience, and unique perspectives. We seek and respect different perspectives, points of view, backgrounds, and communication styles.

The success of our business is fundamentally connected to the well-being of our employees. In response to the COVID-19 pandemic, we implemented modifications to our normal operations, including restrictions on business travel and meetings, permitting employees to work remotely and the implementation of COVID-19 workplace safety guidelines. Our COVID-19 workplace safety guidelines require screening of employees and office visitors for COVID-19 symptoms upon entering our offices, social-distanced workspaces, additional cleaning requirements and mandatory face coverings for common spaces. We also provide components of personal protective equipment for all employees working out of our various office locations.

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

Other Matters

Corporate Information

We were incorporated under the laws of the State of Delaware. Our principal executive offices are located at 480 Arsenal Way, Watertown, Massachusetts 02472, and our phone number is (781) 577-5300. Our common stock is listed on the Nasdaq Global Market under the symbol “ELOX.”

Information Available on the Internet

Our internet address is www.eloxxpharma.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and all amendments to those reports are available to you free of charge through the “Investors-Financials & Filings” section of our website as soon as reasonably practicable after those materials have been electronically filed with, or furnished to, the SEC. The information contained on, or that can be accessed through, our website is not incorporated by reference into, and is not a part of, this Annual Report. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically.

ITEM 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all other information in this Annual Report, before you decide to purchase our common stock. If any of the possible adverse events described below actually occurs, we may be unable to conduct our business as currently planned and our financial condition and operating results could be harmed. In addition, the trading price of our common stock could decline due to the occurrence of any of the events described below, and you may lose all or part of your investment. Additional risks that we currently do not know about, or that we currently believe immaterial, may also impair our business.

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

•	successful completion of preclinical studies;
•	receipt of allowances to proceed under INDs and similar applications outside the United States for our planned clinical trials or future clinical trials;
•	successful patient enrollment in and completion of clinical trials;
•	safety and efficacy data for our product candidates that are satisfactory to the FDA, European Medicines Agency (“EMA”), or any other comparable foreign regulatory authority for marketing approval;
•	receipt of marketing approvals for our product candidates from applicable regulatory authorities;
•	completion of any required post-marketing approval commitments to applicable regulatory authorities;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
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

The success of our business, including our ability to finance our Company and generate revenue from products in the future, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and any eventual commercialization of the product candidates we develop. Our current product candidates, and any future product candidates we develop, will require additional preclinical and clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other markets, demonstrating cost-effectiveness to pricing and reimbursement authorities, obtaining sufficient manufacturing supply for both clinical development and commercial production in accordance with current Good Manufacturing Practices (“cGMP”) or similar regulatory requirements outside the United States, building of a commercial organization, and substantial investment and significant marketing efforts before we generate any revenue from product sales. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners, which may prevent us from completing our clinical trials or commercializing our product candidates on a timely or profitable basis, if at all. Changes in the manufacturing process or facilities will require further comparability analysis and approval by the FDA before implementation, which could delay our clinical trials and product candidate development, and could require additional clinical trials, including bridging studies, to demonstrate consistent and continued safety and efficacy.

We have not previously submitted a new drug application (“NDA”), to the FDA or similar submissions to a comparable foreign regulatory authority, for any product candidate. An NDA or other relevant regulatory filing must include extensive preclinical and clinical data and supporting information to establish that the product candidate is safe and effective for each desired indication. The NDA or other relevant regulatory filing must also include significant information regarding the chemistry, manufacturing and controls for the product. We cannot be certain that our current or future product candidates will be successful in clinical trials or receive regulatory approval. Further, even if they are successful in clinical trials, our product candidates or any future product candidates may not receive regulatory approval. If we do not receive regulatory approvals for current or future product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approval to market a product candidate, our revenue will depend, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights for each product candidate, as well as the availability of competitive products, whether there is sufficient third-party reimbursement and adoption by physicians.

Preclinical and clinical drug development is a lengthy and expensive process, with an uncertain outcome. Our preclinical and clinical programs may experience delays or may never advance, which would adversely affect ability to obtain regulatory approvals or commercialize our product candidates on a timely basis or at all, which could have an adverse effect on our business.

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

•	obtaining institutional review board (“IRB”), or ethics committee approval at each clinical trial site;
•	identifying, recruiting and training suitable clinical investigators;
•	manufacturing, testing, releasing, validating or importing/exporting sufficient stable quantities of our product candidates for use in clinical trials;
•	insufficient or inadequate supply or quality of product candidates or other materials necessary for use in clinical trials;
•	recruiting, screening and enrolling suitable patients to participate in a clinical trial;
•	having patients complete a clinical trial or return for post-treatment follow-up;
•	clinical trial sites deviating from trial protocol or dropping out of a clinical trial;
•	adding new clinical trial sites;
•	failure by our CROs, other third parties or us to adhere to clinical trial protocols;
•	failure to perform in accordance with the FDA’s good GCPs, or similar regulatory guidelines in other countries;
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

In addition, disruptions caused by the COVID-19 pandemic, including temporary pauses in our clinical trial enrollment in response to the COVID-19 pandemic have and may in the future increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. While we believe that we have enrolled a sufficient number of patients to assess biological activity of ELX-02, and expect to present data from the first four treatment arms of the study in the fourth quarter of this year, we cannot provide assurances as to whether we will incur significant additional costs, expend additional resources or be subject to additional regulatory requirements, including COVID-19 related disruptions, any of which may have a material adverse impact on our financial condition and results of operations.

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

Further, conducting clinical trials in foreign countries, as we may do for our product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

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

Healthcare providers, healthcare facilities and institutions, physicians, and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with our collaborators, healthcare professionals, healthcare facilities and institutions, principal investigators, consultants, customers, and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, that may constrain the business or financial arrangements and relationships through which we research, sell, market, and distribute any product candidates for which we obtain marketing approval. In addition, we may be subject to transparency laws and regulation with respect to drug pricing payments and other transfers of value made to physicians and other health care professionals by the federal government and by the states and foreign jurisdictions in which we conduct our business. The applicable federal, state, and foreign healthcare laws that affect our ability to operate include, but are not limited to, the following:

•

The U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving, or providing any remuneration (including any kickback, bribe, or certain rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under any U.S. federal healthcare program, such as Medicare and Medicaid. The term “remuneration” has been broadly interpreted to include anything of value, including stock options. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The federal Anti-Kickback Statute has also been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other hand. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, but the exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection. Any arrangements with prescribers must be for bona fide services and compensated at fair market value.

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

•

The U.S. federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items, or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

•

The U.S. Physician Payments Sunshine Act and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS information related to certain payments and other transfers of value to physicians (as defined by statute), certain non-physician practitioners (including physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiology assistants, and certified nurse midwives) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•

Analogous U.S. state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements, and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and state and local laws requiring the registration of pharmaceutical sales representatives, and similar healthcare laws and regulations in foreign jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers.

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

Undesirable side effects caused by our product candidates, such as ELX-02, could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries, and discomforts, to their study doctor. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. It is possible that as we test our product candidates in larger, longer and more extensive clinical trials, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in previous trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by patients. Many times, side effects are only detectable after investigational products are tested in large-scale clinical trials or, in some cases, after they are made available to patients on a commercial scale following approval.

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

Even though we have received orphan drug designation from the FDA for ELX-02 for the treatment of cystic fibrosis, cystinosis, MPS I, and Rett syndrome, we may not be able to maintain the benefits of orphan drug designation or obtain orphan drug marketing exclusivity for ELX-02 or any of our other product candidates for other indications.

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

In addition, if a drug with an orphan drug designation subsequently receives the first FDA marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug for the same disease or condition for that time period. The applicable period is seven years in the U.S. Orphan drug exclusivity may be lost in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity, if the underlying NDA authorizing the sale of the drug is withdrawn, or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the drug candidate from competition because different drugs can be approved for the same disease or condition. In addition, even after an orphan drug is approved, the applicable regulatory authority can subsequently approve the same or a similar drug from another sponsor for the same condition if it concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

A Fast Track Designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.

On August 27, 2021 we received Fast Track Designation for ELX-02 for the treatment of cystic fibrosis patients with nonsense mutations. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply to the FDA for Fast Track Designation. The sponsor of a Fast Track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development and, once an NDA is submitted, the product candidate may be eligible for priority review. A Fast Track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the NDA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA. The FDA has broad discretion whether or not to grant this designation. Even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program. Many drugs that have received Fast Track Designation have failed to obtain approval.

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

In addition to the rarity of some diseases, the eligibility criteria of our clinical studies will further limit the pool of available study participants as we will require that patients have specific characteristics that we can measure and that their disease is not too advanced. Specifically, some of the diseases that our product candidates are designed to treat are rare and ultra-rare and we expect only a subset of the patients with these diseases will be eligible for our clinical trials. Because ELX-02 is designed to target small populations and patient numbers have not been determined definitively, we must be able to identify patients in order to complete our development programs, potentially secure regulatory approval for, and if approved, successfully commercialize ELX-02.

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

From time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

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

Even if our product candidates receive regulatory approval, they will be subject to significant post- marketing regulatory requirements and oversight.

Any regulatory approvals that we may receive for our product candidates will require the submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA, EMA or other regulatory authorities approve our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements.  These requirements include submissions of safety and other post-marketing information and reports, registration, as well as ongoing compliance with cGMP requirements and GCPs for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and similar standards. If we or a regulatory authority discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with applicable regulatory requirements may subject our company to administrative or judicially imposed sanctions, including:

•	delays in or the rejection of product approvals;
•	restrictions on our ability to conduct clinical trials, including full or partial clinical holds on ongoing or planned trials;
•	restrictions on the products, manufacturers or manufacturing process;
•	warning or untitled letters;
•	civil and criminal penalties;
•	injunctions;
•	suspension or withdrawal of regulatory approvals;
•	product seizures, detentions or import bans;

•	voluntary or mandatory product recalls and publicity requirements;
•	total or partial suspension of production; and
•	imposition of restrictions on operations, including costly new manufacturing requirements.

The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and generate revenue and could require us to expend significant time and resources in response and could generate negative publicity.

In addition, the FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.

If any of our product candidates are approved and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as our product candidates, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless prescribe it to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

Disruptions at the FDA and other government agencies and foreign regulatory authorities caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA and foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s and foreign regulatory authorities’ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies, such as the EMA relocation to Amsterdam and resulting staff changes may also slow the time necessary for new drugs or modifications to approved drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business.  For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities. According to the guidance, the FDA may request such remote interactive evaluations where the FDA determines that remote evaluation would be appropriate based on mission needs and travel limitations. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Even if we are able to commercialize any product candidate, coverage and adequate reimbursement may not be available or such product candidate may become subject to unfavorable pricing regulations or third-party coverage and reimbursement policies, which would harm our business.

The regulations that govern regulatory approvals, pricing, and reimbursement for drug products vary widely from country to country. Some countries require approval of the sale price of a drug product before it can be marketed. In many countries, the pricing review period begins after marketing approval is granted. In some foreign markets, prescription drug product pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain regulatory approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain regulatory approval.

Our ability to commercialize any products successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third-party payors, such as government authorities, private health insurers, and other organizations. Even if we succeed in bringing one or more products to the market, these products may not be considered cost-effective, and the amount reimbursed for any products may be insufficient to allow us to sell our products on a competitive basis. In the United States, no uniform policy for coverage and reimbursement exists, and coverage and reimbursement can differ significantly from payor to payor. Third-party payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, but also have their own methods and approval process apart from Medicare determinations. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Decisions regarding the extent of coverage and amount of reimbursement to be provided for any product candidates that we develop will be made on a payor-by-payor basis. One payor’s determination to provide coverage for a drug does not assure that other payors will also provide coverage and adequate reimbursement for the drug. There may be significant delays in obtaining reimbursement for newly-approved drug products, and coverage may be more limited than the purposes for which the drug product is approved by the FDA or comparable foreign regulatory authorities.

Moreover, eligibility for reimbursement does not imply that any drugs product will be reimbursed in all cases or at a rate that covers our costs, including research, development, manufacture, sale, and distribution. Increasingly, the third-party payors who reimburse patients or healthcare providers are requiring that drug companies provide them with predetermined discounts from list prices, and are seeking to reduce the prices charged or the amounts reimbursed for drug products. If the price we are able to charge for any products we develop, or the coverage and reimbursement provided for such products, is inadequate in light of our development and other costs, our return on investment could be affected adversely.

Interim reimbursement levels for new drug products, if applicable, may also be insufficient to cover our costs and may not be made permanent. Reimbursement rates may be based on payments allowed for lower cost drug products that are already reimbursed, may be incorporated into existing payments for other services and may reflect budgetary constraints or imperfections in Medicare data. Net prices for drug products may be reduced by mandatory discounts or rebates required by third-party payors and by any future relaxation of laws that presently restrict imports of drug products from countries where they may be sold at lower prices than in the United States. Obtaining coverage and adequate reimbursement for our product candidates may be particularly difficult because of the higher prices often associated with drugs administered under the supervision of a physician. Similarly, because our product candidates are physician-administered injectables, separate reimbursement for the product itself may or may not be available. Instead, the administering physician may or may not be reimbursed for providing the treatment or procedure in which our product is used.

Our inability to promptly obtain coverage and adequate reimbursement from both third-party payors for the product candidates that we may develop and for which we obtain regulatory approval could have a material and adverse effect on our business, financial condition, results of operations, and prospects.

Current and future legislation may increase the difficulty and cost for us and any future collaborators to obtain marketing approval of and commercialize our product candidates and affect the prices we, or they, may obtain.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. The Patient Protection and Affordable Care Act, or ACA, which was passed in 2010, substantially changed the way health care is financed by both governmental and private insurers. The ACA, among other things, expanded Medicaid program eligibility and access to commercial health insurance coverage, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and promoted a new Medicare Part D coverage gap discount program. The ACA also appropriated funding to comparative clinical effectiveness research, although it remains unclear how the research will affect Medicare coverage and reimbursement or how new information will influence other third-party payer policies.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. It is unclear how other healthcare reform measures of the Biden administration, if any, will impact our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 and a 1% reduction from April 1, 2022 through June 30, 2022, unless additional Congressional action is taken. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, beginning January 1, 2024.

Similar developments have occurred outside of the United States, including in the European Union where healthcare budgetary constraints have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. To obtain reimbursement or pricing approval in some European Union member states, we may be required to conduct studies that compare the cost-effectiveness of our product candidates to other therapies that are considered the local standard of care.

It is also possible that additional governmental action is taken in response to address the COVID-19 pandemic. We cannot predict the likelihood, nature, or extent of government regulation that may arise from future legislation or administrative action in the United States, particularly as a result of the recent presidential election, or any other jurisdiction. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant operating losses since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or maintain profitability.

We have a history of net losses and negative cash flows from operating activities since inception and, as of December 31, 2021, had an accumulated deficit of $238.3 million. We have financed our operations primarily through equity securities, and to a lesser extent from loans and grants. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it will be several years, if ever, before we receive regulatory approval for commercialization of a product candidate. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue and initiate clinical trials of, and seek marketing approval for ELX-02, and as we become obligated to make milestone payments pursuant to our outstanding license agreements. In addition, if we obtain marketing approval for any of our current or future product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution of the approved product. Further, we expect to incur additional costs related to the Zikani Merger. Our future capital requirements will depend on many factors, including:

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

Our recurring losses from operations raise substantial doubt regarding our ability to continue as a going concern.

For the years ended December 31, 2021 and 2020, our net losses were $(66.7) million and $(34.6) million, respectively, and as of December 31, 2021, we had an accumulated deficit of $(238.3) million. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of our product candidates, conducting preclinical studies and clinical trials, and our administrative organization. We will require substantial additional financing to fund our operations and to continue to execute our strategy, and we will pursue a range of options to secure additional capital. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date of the issuance of the financial statements included in this Annual Report.

We are exploring various sources of funding such as strategic collaborations and the issuance of equity to fund our operations. If we raise additional funds through strategic collaborations and alliances, which may include existing collaboration partners, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. To the extent that we raise additional capital through the sale of equity, the ownership interest of our existing shareholders will be diluted and other preferences may be necessary that adversely affect the rights of existing stockholders. If we are unable to raise sufficient capital through the transactions discussed above, we may need to curtail expenses contemplated by our current operating plan, and we may be required to delay, limit, reduce or terminate our product development efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. If the foregoing plans are unsuccessful and we are unable to continue as a going concern, you could lose all or part of your investment in the company.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity and debt financings, as well as entering into new collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity, such as our public offering of shares of our common stock in May 2021 or issuances of common stock under our at-the-market program  (“ATM Program”), or convertible debt securities, an investor’s ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that may adversely affect an investor’s rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and may be secured by all or a portion of our assets. Further, the availability of funding under the Hercules Term Loan is conditioned on us meeting certain clinical and equity milestones during defined time periods. Any debt agreements we may enter into in the future may contain similar restrictions on funding.  If we raise funds by entering into new collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us.

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

We may not be able to maintain compliance with our debt covenants in the future.

The Hercules Term Loan contains customary affirmative and negative covenants which, among other things, requires the Company to maintain at all times a minimum qualified cash balance equaling amounts ranging from $6.3 million to $10.0 million and limits our ability to (i) incur additional indebtedness, (ii) pay dividends or make certain distributions, (iii) dispose of our assets, grant liens or encumber our assets or (iv) fundamentally alter the nature of our business. These covenants are subject to a number of exceptions and qualifications. If we breach these financial covenants and fail to secure a waiver or forbearance from the third-party lender, such breach or failure could accelerate the repayment of the outstanding borrowings under the Hercules Term Loan agreement or the exercise of other rights or remedies the third-party lender may have under applicable law. No assurance can be provided a waiver or forbearance will be granted or the outstanding borrowings under the Hercules Term Loan agreement, will be successfully refinanced on terms that are acceptable to the Company.

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

Risks Related to Our Business and Operations

Our stockholders may not realize a benefit from the Zikani Merger commensurate with the ownership dilution they will experience in connection with the Zikani Merger.

If we are unable to realize the strategic and financial benefits currently anticipated from the Zikani Merger, our stockholders will have experienced substantial dilution of their ownership interest without receiving any commensurate benefit. Significant management attention and resources will be required to integrate the two companies and we may not manage these processes successfully. We are making substantial investments of resources to support this acquisition, which will result in significant ongoing operating expenses and may divert resources and management attention from other areas of our business. Delays in this process could adversely affect the combined company’s business, financial results, financial condition and stock price. Even if we are able to integrate the business operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, innovation and operational efficiencies that may be possible from this integration and that these benefits will be achieved within a reasonable period of time. It is also possible that undisclosed, contingent or other liabilities or problems in connection with the acquired company may arise in the future of which we were previously unaware. These undisclosed liabilities could have an adverse effect on our business, financial condition and prospects.

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

Any strategic transaction undertaken, including the Zikani Merger, may result in unforeseen development costs, timeline delays, regulatory approval challenges and uncertainties relating to the commercial market opportunity, any of which could cause us to fail to realize the anticipated value of the transaction and may have a material adverse effect on our business and financial condition.

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

We may be subject to numerous and varying privacy and security laws, and our failure to comply could result in penalties and reputational damage, and adversely affect our financial condition and results of operations.

We are subject to laws and regulations covering data privacy and the protection of personal information including health information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues which may affect our business. In the U.S., we may be subject to state security breach notification laws, state health information privacy laws and federal and state consumer protections laws which impose requirements for the collection, use, disclosure and transmission of personal information. Each of these laws is subject to varying interpretations by courts and government agencies, creating complex compliance issues for us. Any actual or perceived failure by us to comply with applicable laws and regulations could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our business, financial condition and results of operation.

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the U.S., HIPAA as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and regulations promulgated thereunder (collectively, “HIPAA”) imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. While we do not believe that we are currently acting as a “covered entity” or “business associate” as such terms are defined under HIPAA, and therefore are not directly regulated under HIPAA, we could be subject to penalties or sanctions, including criminal penalties if we knowingly obtain individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or for aiding and abetting the violation of HIPAA.

Further, certain states have also adopted privacy and security laws and regulations, which govern the privacy, processing and protection of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act of 2018 (“CCPA”) went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Privacy Rights Act (“CPRA”) recently passed in California. The CPRA significantly amends the CCPA and will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Numerous other countries have also developed, or are developing, laws governing the collection, use and transmission of personal information. EU member states and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations. For example, in May 2018, the General Data

Protection Regulation (“GDPR”) went into effect, which imposes strict requirements for processing the personal data of individuals within the European Economic Area (“EEA”). Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States; in July 2020, the Court of Justice of the EU (“CJEU”) limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (“SCCs”). The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. The new SCCs apply only to the transfer of personal data outside of the EEA and not the United Kingdom; the United Kingdom’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021 and laid its proposal before Parliament, with the United Kingdom SCCs expected to come into force in March 2022, with a two-year grace period. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Since the beginning of 2021, after the end of the transition period following the United Kingdom’s departure from the EU, we are also subject to the United Kingdom data protection regime, which imposes separate but similar obligations to those under the GDPR and comparable penalties, including fines of up to £17.5 million or 4% of a noncompliant company’s global annual revenue for the preceding financial year, whichever is greater. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators, or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation, and adversely affect our business, financial condition and results of operations.

Security breaches, cyber-attacks, or other disruptions could expose us to liability and affect our business and reputation.

We are increasingly dependent on our information technology systems and infrastructure for our business. We collect, store, and transmit sensitive information including intellectual property, proprietary business information and personal information in connection with business operations. The secure maintenance of this information is critical to our operations and business strategy. Some of this information could be an attractive target of criminal attack by third parties with a wide range of motives and expertise, including organized criminal groups, “hacktivists,” patient groups, disgruntled current or former employees, and others. Cyber-attacks are of ever-increasing levels of sophistication, and despite our security measures, our information technology systems and those of our third-party service providers, strategic partners and other contractors or consultants are vulnerable to attack and damage or interruption from computer viruses and malware (e.g. ransomware), malicious code, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization.

The COVID-19 pandemic has caused us to modify our business practices, including permitting our employees to work from home. As a result, we are increasingly dependent upon our technology systems to operate our business and our ability to effectively manage our business depends on the security, reliability and adequacy of our technology systems and data, which includes use of cloud technologies. This increased remote usage of information systems increases the risks that our business may be disrupted due to a variety of reasons, including security breaches, power outages, unavailability of employees, use of non-company secured equipment and increased phishing and hack activity. However, despite these measures, and due to the ever-changing information cyber-threat landscape, we may be subject to data breaches through cyber-attacks. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. If our systems become compromised, we may not promptly discover the intrusion. Even if a compromise were identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. Like other companies in our industry, we have experienced attacks to our data and systems, including malware and computer viruses. If our systems failed or were breached or disrupted, patient and other data and information may become compromised, we could lose sales for approved products, if any, and suffer reputational damage and loss of confidence by patients, investors and business partners. Such incidents may result in notification obligations to affected individuals and government agencies, legal claims or proceedings, and liability under federal and state laws that protect the privacy and security of personal information. Any one of these events, or similar events occurring through one of our vendors that maintain such information on our behalf, could cause our business to be materially harmed and our results of operations to be adversely impacted.

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

Further, these investigators and CROs are not our employees and we will not be able to control, other than by contract, the amount of resources, including time, which they devote to our product candidates and clinical trials. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on our behalf. If independent investigators or CROs fail to devote sufficient resources to the development of our product candidates, or if CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory  approval  for or successfully commercialize our  product  candidates. As a result, our results of operations and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed or precluded entirely.

Our CROs have the right to terminate their agreements with us in the event of an uncured material breach. In addition, some of our CROs have an ability to terminate their respective agreements with us if it can be reasonably demonstrated that the safety of the subjects participating in our clinical trials warrants such termination, if we make a general assignment for the benefit of our creditors or if we are liquidated. If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms. Switching or adding additional CROs involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Additionally, CROs may lack the capacity to absorb higher workloads or take on additional capacity to support our needs. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition and prospects.

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

We do not have complete control over all aspects of the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with cGMP regulations for manufacturing both active drug substances and finished drug products. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA others, they will not be able to secure and/or maintain marketing approval for their manufacturing facilities. In addition, we do not have control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA, EMA or comparable regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or market our product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or drugs and harm our business and results of operations.  Our current and anticipated future dependence upon others for the manufacture of our product candidates or drugs may adversely affect our future profit margins and our ability to commercialize any product candidates that receive marketing approval on a timely and competitive basis.

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

We have experienced recent changes in management and other key personnel in critical functions across our organization, including in connection with the Zikani Merger. Changes in management and other key personnel have the potential to disrupt our business, and any such disruption could adversely affect our operations, programs, growth, financial condition or results of operations. In addition, new members of management may have different perspectives on programs and opportunities for our business, which may cause us to focus on new business opportunities or reduce or change emphasis on our existing business programs. Further, if members of our management and other key personnel in critical functions across our organization are unable to perform their duties or have limited availability due to COVID-19, we may not be able to execute on our business strategy and/or our operations may be negatively impacted.

Risks Related to Intellectual Property

If we fail to adequately protect or enforce our intellectual property rights or secure rights to third party patents, the value of our intellectual property rights would diminish, and our business, competitive position and results of operations would suffer.

As of December 31, 2021, we owned or licensed 41 issued patents and 105 pending patent applications in the U.S. and abroad, not including U.S. provisional applications. However, with regard to the pending applications, the filing of a patent application does not mean that we will be issued a patent, or that any patent eventually issued will be as broad as requested in the patent application or sufficient to protect our technology. Any modification required to a currently pending patent application may delay the approval of such patent application which could have a material adverse effect on our business, results of operations and financial condition. In addition, there are a number of factors that could cause our current or future issued patents to become invalid or unenforceable or that could cause our pending patent applications to not be granted, including known or unknown prior art, deficiencies in the patent application or lack of originality of the technology. Our competitive position and future revenue will depend in part on our ability and the ability of our licensors and collaborators to obtain and maintain patent protection for our product candidates, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties. However, we cannot predict:

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

Our research and development efforts were initially financed, in part, through royalty-bearing grants from the Israel Innovation Authority, or IIA. We received an aggregate of $2.6 million from the IIA for the development of our technologies. With respect to such grants we are required to pay certain royalties (including accrued interest) up to $2.8 million. We are required to comply with the requirements of the Israeli Encouragement of Research, Development and Technological Innovation in the Industry Law, 5744-1984, as amended, and related regulations, or the R&D Law, with respect to these past grants. If we fail to comply with the R&D Law, we may be required to refund certain grants previously received and/or to pay interest and penalties and we may become subject to criminal charges.

With respect to such grants we are obligated to pay royalties at a rate in the low to middle single digit percentage from the revenue generated from the sale of any products or services developed using IIA grants up to a maximum amount equal to repayment of the grant proceeds received plus accrued interest. We have not commenced the payment obligation of these royalties since we have not yet generated revenue, and we have a contingent obligation with respect to such future royalty payments including interest, of $2.8 million.

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

The trading price of our common stock has been volatile and may continue to be volatile and subject to wide fluctuations in the future. Many factors could have an impact on our stock price, including fluctuations in our or our competitors’ operating results, clinical trial results or adverse events associated with our product candidates, product development by us or our competitors, changes in laws, including healthcare, regulatory, tax or intellectual property laws, intellectual property developments, acquisitions or other strategic transactions (including the Zikani Merger), changes in financial or operational estimates or projections and the perceptions of our investors that we are not performing or meeting expectations. The market price of our common stock may decline as a result of the Zikani Merger for a number of reasons, including, our failure to achieve the perceived benefits of the Zikani Merger as rapidly or to the extent anticipated by financial or industry analysts, or investors react negatively to the Zikani Merger and its impact on our business and prospects.  The trading price of the common stock of many biopharmaceutical companies, including ours, has experienced extreme price and volume fluctuations, which have at times been unrelated to the operating performance of the companies whose stocks were affected. In addition, the securities market has from time-to-time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of shares of our common stock.

Our failure to meet the continued listing requirements of The Nasdaq Global Market could result in a delisting of our common stock.

If we fail to satisfy the continued listing requirements of The Nasdaq Global Market, such as the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock. Under Nasdaq rules, the closing bid price for our common stock must remain at or above $1.00 per share to comply with Nasdaq’s minimum bid requirement for continued listing.

On January 3, 2022, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market notifying us that, for the last 30 consecutive business days, the closing bid price for our common stock has been below the minimum $1.00 per share required for continued listing on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”). Under Nasdaq Listing Rule 5810(c)(3)(A), the Company has been granted a 180 calendar day grace period, or until July 5, 2022, to regain compliance with the minimum bid price requirement. The minimum bid price requirement will be met if our common stock has a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days during the 180 calendar day grace period. If we fail to regain compliance with the Minimum Bid Price Requirement before July 5, 2022, then we may be eligible to have an additional 180 calendar days, or until January 2, 2023, to regain compliance with the Minimum Bid Price Requirement. To qualify for the additional grace period, we are required to submit a transfer application for transfer between Nasdaq market tiers and pay a $5,000 application fee. In order to be eligible for consideration for such additional time, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Global Market, with the exception of the Minimum Bid Price Requirement, and must notify Nasdaq in writing of its intention to cure the deficiency during the second compliance period.

We are monitoring the closing bid price of its common stock; however, there can be no assurance that we will be able to regain compliance or that Nasdaq will grant us a further extension of time to regain compliance, if necessary.

The delisting of our common stock from Nasdaq may make it more difficult for us to raise capital on favorable terms in the future. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. Further, if we were to be delisted from Nasdaq, our common stock would cease to be recognized as covered securities and we would be subject to regulation in each state in which we offer our securities. Moreover, there is no assurance that any actions that we take to restore our compliance with the Minimum Bid Price Requirement would stabilize the market price or improve the liquidity of our common stock, prevent our common stock from falling below the minimum bid price required for continued listing again or prevent future non-compliance with Nasdaq’s listing requirements.

General Risk Factors

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

As of December 31, 2021, we had U.S. federal and state net operating loss carryforwards (“NOLs”), of $158.8 million and $24.2 million, respectively, and federal research tax credit carryforwards of $5.9 million. Certain U.S. NOLs will begin to expire, beginning in 2022 through 2037, and research tax credits will expire beginning in 2026 through 2041. Included in these U.S. federal NOLs are $82.5 million of NOLs generated after the effective date of the TCJA which are not subject to expiration. Under the TCJA, Federal NOLs generated in 2018 and future years may be carried forward indefinitely but may not be carried back and are only eligible to offset up to a maximum of 80% of taxable income generated in a given year. It is uncertain if and to what extent various U.S. states will conform their net operating loss rules to the TCJA.

In general, under Section 382 of the U. S. Internal Revenue Code of 1986, as amended, (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-ownership change NOLs to offset future taxable income. We may have experienced ownership changes in the past. We may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. Although we have not completed our analysis, it is reasonably possible that our federal NOLs available to offset future taxable income could materially decrease. This reduction will be offset by an adjustment to the existing valuation allowance for an equal and offsetting amount. Additionally, our state NOLs available to offset future state income could similarly decrease which would also be offset by an equal and offsetting adjustment to the existing valuation allowance. Given the offsetting adjustments to the existing valuation allowance, any ownership change is not expected to have a material adverse effect on our consolidated financial statements. As of December 31, 2021, we had Israeli NOLs of $99.3 million, which carry forward indefinitely.

Our ability to utilize our NOLs is dependent on attaining profitability sufficient to offset such available NOLs prior to their expiration. In addition, we may not be able to utilize a portion of the NOLs even if we attain profitability.

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

Pursuant to our 2018 Equity Incentive Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. As of December 31, 2021, individuals held share awards to purchase or receive an aggregate of 8,910,707 shares of our common stock. If our board of directors elects to increase the number of shares available for future grant by the maximum amount each year, our stockholders may experience additional dilution, which could have a negative effect on our share price.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

Our principal executive offices are currently located at 480 Arsenal Way, Watertown, Massachusetts, and consist of approximately 9,000 square feet of office space under lease until February 2024, with an option to extend the lease period for an additional three years. We also lease additional office space in Rehovot, Israel. We believe that our existing facilities are adequate to meet current business needs, and that suitable additional or substitute space will be available as needed to accommodate our future office space needs.

ITEM 3.	Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business, which may include, without limitation, actions related to or based on our intellectual property and its use, customer claims, employment practices and employee complaints and other events arising out of our operations. We are currently unaware of any material pending legal proceedings to which we are party or of which our property is the subject. However, we may at times in the future become involved in litigation in the ordinary course of business. When appropriate in management’s estimation, we will record adequate reserves in our financial statements for pending litigation. Litigation is subject to inherent uncertainties, and an adverse result in any such matters could adversely impact our reputation, operations, and our financial operating results or overall financial condition. Additionally, any litigation to which we may become subject could also require significant involvement of our senior management and may divert management’s attention from our business and operations.

ITEM 4.	Mine Safety Disclosures

None.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Since April 26, 2018, our common stock has traded on The NASDAQ Global Market under the symbol “ELOX.” Prior to that date, our common stock traded on the OTCQB market under the symbol “ELOX”.

Holders

As of March 25, 2022, there were approximately 67 holders of record of our common stock. This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer or Affiliated Purchaser

There were no repurchases of shares of our common stock during the fourth quarter ended December 31, 2021.

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

ITEM 6.	[rESERVED]

ITEM 7.	MANAGEMENT’S Discussion and analysis of financial condition and results of operationS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. Please see “Special Note Regarding Forward-Looking Statements.” As a result of many factors, including those factors set forth in “Part I, Item 1A - Risk Factors” section of this Annual Report, our actual results could differ materially from the results described in, projected or implied by the forward-looking statements contained in the following discussion and analysis.

Our discussion and analysis of our financial condition and results of operations for 2021 as compared to 2020 are discussed below. For a discussion of our financial condition and results of operations for 2020 as compared to 2019, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report on Form 10-K, except as set forth below.

Company Overview

We are a clinical-stage biopharmaceutical company engaged in the science of ribosome modulation, leveraging both our innovative TURBO-ZM™ chemistry technology platform and our library of novel aminoglycosides in an effort to develop novel oral small molecule Ribosome Modulating Agents (“RMAs”) and Eukaryotic Ribosome Selective Glycosides (“ERSGs”), for the treatment of rare and ultra-rare premature stop codon diseases and ribosomal mutations. Premature stop codons are point mutations that disrupt the stability of the impacted messenger RNA (“mRNA”) and the protein synthesis from that mRNA. Additionally, certain mutations of the ribosome disrupt normal protein translation and are drivers of a subset of cancers.

We have multiple programs in our pipeline including a clinical program for the treatment of cystic fibrosis (“CF”) patients with nonsense (“Class 1 CF”) mutations, preclinical programs in Recessive Dystrophic (“RDEB”) and Junctional Epidermolysis Bullosa (“JEB”) and Familial Adenomatous Polyposis (“FAP”) and various earlier discovery stage programs in oncology. We are also actively looking to expand our programs by seeking new indications in other rare diseases for our lead compounds. In November 2021, we announced positive topline results from the monotherapy arms of a Phase 2 study evaluating the safety and activity of one of our ERSGs, ELX-02, in Class 1 CF patients with at least one G542X nonsense allele mutation. We have expanded this Phase 2 study to evaluate the safety and efficacy in Class 1 CF patients of a combination of ELX-02 and ivacaftor, an approved drug currently marketed for the treatment of certain CF patients under the trade name “Kalydeco.” The U.S. Food and Drug Administration (“FDA”) has granted Fast Track designation for ELX-02 for the treatment of CF patients with nonsense mutations. In addition, the FDA granted ELX-02 Orphan Drug Designation for the treatment of CF in July 2020 and the European Medicines Agency (“EMA”) granted ELX-02 orphan medicinal product designation in September 2018.

In March 2022, we entered into an agreement with the Cystic Fibrosis Foundation (“CFF”) for an award of up to $15.9 million to fund the ongoing global Phase 2 clinical development of ELX-02 in CF. We received an upfront payment of $7.0 million in March 2022. The remaining $8.9 million of the award will be payable upon the achievement of certain clinical development milestones. Upon the successful commercialization of ELX-02, we will pay the CFF royalties based on future sales tiered on the actual level of funding from the CFF.

Acquisition of Zikani Therapeutics, Inc.

On April 1, 2021, the Company acquired Zikani Therapeutics, Inc. (“Zikani” and such acquisition, the “Zikani Merger”)), a company in preclinical development and engaged in the science of ribosome modulation, leveraging its innovative TURBO-ZMTM chemistry technology platform to develop novel RMAs as potential therapeutics for diseases with limited treatment options. The TURBO-ZMTM platform is designed to enable rapid synthesis of novel compounds that can be optimized to modulate the ribosome in a disease specific manner. The TURRBO-ZMTM synthetic chemistry platform can design oral novel macrolide-based small molecules that are potent oral modulators with favorable therapeutic indices. Macrolides are antibiotics that inhibit protein synthesis in bacteria.

As a result of the Zikani Merger, we expect the Company to emerge as a leader in the science of ribosome modulation through our complementary platforms and continued development of our library of RMAs and ERSGs. ELX-02, is a small molecule drug candidate designed to restore production of full-length functional proteins. The investigational therapy has shown strong activity across a full range of mutations in CF preclinical models. In Phase 1 testing, ELX-02 was generally well tolerated and demonstrated high bioavailability with consistent pharmacokinetics across both single and multiple-dose studies. The Phase 2 trials are designed to validate the safety of ELX-02 and assess its biological activity.

With the strength of our ELX-02 program for CF, the acquisition of Zikani provides us with the opportunity to amplify the potential of our innovative science by developing a new class of therapies to treat diseases with limited to no treatment options. The CFF has agreed to provide funding for a portion of this research. Our preclinical programs are focused on select rare diseases including inherited diseases, cancer caused by nonsense mutations, kidney diseases, including autosomal dominant polycystic kidney disease, as well as rare ocular genetic disorders. In addition, we plan to file an Investigational New Drug (“IND”) in 2022 for patients with nonsense mutations in Recessive Dystrophic Epidermolysis Bullosa (“RDEB”) and Junctional Epidermolysis Bullosa (“JEB”). RDEB is an incurable, extremely painful and often fatal skin blistering condition caused by a lack of collagen type VII that is estimated to affect more than 3,000 people worldwide. JEB is the most severe form of Epidermolysis Bullosa, with most patients dying in infancy. By extending the application of ribosomal RNA modulation to the readthrough of nonsense mutations in tumor suppressor genes, we are also rapidly advancing preclinical research for familial adenomatous polyposis (FAP), an inherited pre-cancerous colorectal disease frequently caused by nonsense mutations in the adenomatous polyposis coli (APC) gene. We plan to target rare diseases including genetic diseases and cancers caused by nonsense mutations.

Nonsense mutations cause approximately 10-12% of rare inherited diseases. ELX-02 along with the TURBO-ZMTM library of compounds are anticipated to significantly expand to include the treatment of many other rare diseases and certain cancers.

Under the terms of the Agreement and Plan of Merger (the “Merger Agreement”), the Company issued 7,596,810 shares of common stock in exchange for all of the issued and outstanding equity interests of Zikani (the “Merger Consideration”). The Zikani Merger was accounted for as an asset acquisition with acquired in-process research and development which was immediately expensed.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

Dollar amounts in the following table are in thousands:

	Year ended December 31,
	2021	2020	2021 / 2020
Operating expenses:
Research and development	$22,899	$14,590	$8,309	57%
General and administrative	20,449	14,847	5,602	38%
In process research and development	22,670	-	22,670	0%
Restructuring charges	—	4,018	(4,018)	(100)%
Total operating expenses	66,018	33,455	32,563	97%
Loss from operations	(66,018)	(33,455)	(32,563)	97%
Other expense, net	709	1,122	(413)	(37)%
Net loss	$(66,727)	$(34,577)	$(32,150)	93%

Research and development expenses

Research and development expenses were $22.9 million for the year ended December 31, 2021 compared to $14.6 million for the year ended December 31, 2020, an increase of $8.3 million. The increase was primarily related to an increase in salaries and other personnel related costs of $0.8 million, a $0.4 million increase in stock-based compensation expense, and a $5.9 million increase in expenses related to subcontractors, consultants and advisors in connection with continued development of ELX-02 due to the impact of the COVID-19 pandemic on the prior year period expense, and an increase in $1.1 million related to operational facilities acquired with Zikani.

General and administrative expenses

General and administrative expenses were $20.4 million for the year ended December 31, 2021 compared to $14.8 million for the year ended December 31, 2020, an increase of $5.6 million. The increase was primarily related to a $2.3 million increase in expenses attributable principally to infrastructure related costs including legal, accounting and other professional fees, $1.0 million related to severance charges, and $2.3 million related to stock-based compensation charges.

Acquired in-process research and development

Acquired in-process research and development (“IPR&D”) expense of $22.7 million for the year ended December 31, 2021 consists of the estimated fair value of the assets acquired and consideration given in connection with the acquisition of the Zikani’s IPR&D. As the assets acquired were in the research and development phase and were determined to not have any alternative future use, such assets were expensed as acquired IPR&D. There was no such expense for the year ended December 31, 2020.

Restructuring charges

Restructuring charges of $4.0 million for the year ended December 31, 2020 resulted from the leadership and organizational realignment during the first quarter of 2020. The total included $1.9 million related to contract termination and employee separation costs (primarily severance and benefits) and $2.1 million of non-cash stock compensation, relating to accelerated vesting of executive stock awards. There were no similar charges during the year ended December 31, 2021.

Other expense (income), net

We recorded $0.7 million in other expense, net, for the year ended December 31, 2021 compared to $1.1 million for the year ended December 31, 2020, a decrease of $0.4 million. The decrease in 2021 as compared to 2020 was primarily due to the Company recognizing a $0.8 million gain on extinguishment of debt related to the forgiveness of the PPP Loan (defined below), offset by a $0.3 million loss on extinguishment of debt related to the repayment of the amounts outstanding under our existing term loan from SVB in September 2021.

Provision for income taxes and net operating loss carryforwards

There were no provisions for or benefits from income taxes recorded in the years ended December 31, 2021 and 2020. As of December 31, 2021, we had U.S. federal and state net operating loss (“NOL”) carryforwards of $158.8 million and $24.2 million, respectively, and federal research tax credit carryforwards of $5.9 million. Certain U.S. net operating loss carryforwards will begin to expire, if not utilized, beginning in 2021 through 2037, and the research tax credits will expire beginning in 2022 through 2037. These NOL carryforwards could expire unused and be unavailable to offset future income tax liabilities. Included in these U.S. federal NOL carryforwards are $82.5 million of NOLs generated after the effective date of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which are not subject to expiration, but may not be carried back and are only eligible to offset up to a maximum of 80% of taxable income generated in a given year.  Under the Tax Act, federal net operating losses incurred beginning in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various U.S. states will conform to the newly enacted federal tax law. Also, as of December 31, 2021, we had Israeli NOL carryforwards of $99.3 million, which carry forward indefinitely.

Liquidity, Capital Resources and Going Concern

Since our inception, we have incurred significant operating losses. Our net losses were $(66.7) million and $(34.6) million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $(238.3) million. To date, we have financed our operations primarily through equity capital investments, and to a lesser extent, from loans and grants. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it may be several years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. We expect to continue to incur significant expenses and operating losses for the foreseeable future. A successful transition to profitable operations is dependent upon achieving a level of revenue adequate to support our cost structure. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses may increase if, and as, we:

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

We may never achieve profitability, and unless and until we do, we will continue to need to raise additional cash to fund our operations. Although the impact of the COVID-19 pandemic on clinical operations and trial enrollment cannot fully be determined, we believe that our cash and cash equivalents of $42.3 million at December 31, 2021, combined with the $7.0 million received from the CFF subsequent to the 2021 fiscal year end is not sufficient to maintain our current and planned operations for at least the next twelve months following the filing of this Annual Report. We will need to raise additional capital to finance our operations, which cannot be assured.  We have concluded that these conditions, in aggregate, raise substantial doubt about our ability to continue as a going concern without additional funding through one year after the date these consolidated financial statements are issued.

In addition, as previously noted, we entered into a Loan and Security Agreement with Hercules for an aggregate principal amount of $30.0 million of which $12.5 million had been funded as of December 31, 2021. The term loan contains customary affirmative and negative covenants, which among others requires us to maintain at all times a minimum qualified cash balance equaling amounts ranging from $6.3 million to $10.0 million plus qualified accounts payable.

As of December 31, 2021 we were in compliance with all debt covenants. However, the inherent uncertainties described above may impact our ability to remain in compliance with these covenants over the next twelve months.  If we breach our financial covenants and fail to secure a waiver or forbearance from the third-party lender, such breach or failure could accelerate the repayment of the outstanding borrowings under the Hercules agreement or the exercise of other rights or remedies the third-party lender may have under applicable law. No assurance can be provided that a waiver or forbearance will be granted or that the outstanding borrowings under the Hercules agreement, will be successfully refinanced on terms that are acceptable to the Company.

As previously noted, in March 2022, we entered into an agreement with the Cystic Fibrosis Foundation (“CFF”) for an award of up to $15.9 million to fund the ongoing global Phase 2 clinical development of ELX-02 in CF. We received an upfront payment of $7.0 million in March 2022. The remaining $8.9 million of the award will be payable upon the achievement of certain clinical development milestones. Upon the successful commercialization of ELX-02, we will pay the CFF royalties based on future sales tiered on the actual level of funding from the CFF.

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

Principal Financing Activities

Borrowing Activities

On September 30, 2021, we entered into a Loan and Security Agreement with Hercules Capital, Inc., (“Hercules” or the “Lender”) Hercules agreed to extend term loans (the “Hercules Term Loan”) to the Company in an aggregate principal amount of up to $30.0 million, comprised of three tranches. The Company drew on the first tranche of $12.5 million on September 30, 2021 and used $7.7 million of the proceeds to repay the SVB loan principal, final payment, and early termination fees, resulting in net proceeds to us of $4.2 million, net of issuance related costs of $0.6 million. The remaining tranches totaling $17.5 million will be available to the Company based on achieving certain clinical and equity milestones during defined time periods. We will pay interest only on the outstanding principal on a monthly basis for the first 18 months of the agreement, which may be extended for an additional 12 months upon the achievement of certain milestones. Any amounts outstanding under the term loan advances, if not repaid sooner, are due and payable on April 1, 2025. On any date that we partially repay the outstanding obligations, the Company shall pay the Lenders a charge equal to 6.55% of the original principal amount.

 On January 30, 2019, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”), and WestRiver Innovation Lending Fund VIII, L.P. (together with SVB, the “Lenders”). Pursuant to the terms and conditions of the Loan Agreement, the Lenders extended a term loan to us of $15.0 million. We commenced making payments on the outstanding principal balance of the loan on February 1, 2020, which was payable in 36 equal monthly installments. Amounts outstanding under the loan are due and payable on January 1, 2023. On September 30, 2021, in connection with the funding of the Hercules Term Loan Tranche 1 Advance, the Company voluntarily repaid in full the carrying value of the outstanding loan consisting of $6.7 million of principal, a final maturity payment of $0.9 million, and early termination fees of $0.1 million from funds received under the Hercules Loan Agreement. The debt issuance costs, the valuation of the warrants, and the final maturity payment of $0.9 million, had been recorded as a debt discount which were being accreted to interest expense through the maturity date of the loan. The remaining unamortized debt discount of $0.2 million and early termination fees were accounted for as a loss on debt extinguishment and included in other income and expense in the statement of operations for the year ended December 31, 2021.

In April 2020, we entered into a loan agreement with SVB under the U.S. Small Business Administration (the “SBA”) Paycheck Protection Program (the “PPP”) pursuant to the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) and received loan proceeds of $0.8 million (the “PPP Loan”). We used the loan proceeds for payroll and other covered costs in accordance with the relevant terms and conditions of the CARES Act. The PPP Loan has an interest rate of 1.0% per annum. Under the terms of the PPP, on September 3, 2021, the PPP Loan was forgiven in full and the Company recognized a gain on extinguishment of debt of $0.8 million during the year ended December 31, 2021.

Equity Financings

On September 30, 2021, we entered into a Sales Agreement with SVB Leerink, LLC (“SVB Leerink”) pursuant to which the Company may offer and sell up to $50.0 million of shares of its common stock (the “ATM Shares”) from time to time, through an “at the market offering” program (the “ATM Program”), under which SVB Leerink will act as sales agent. Pursuant to the Sales Agreement, the Company will set the parameters for the sale of

ATM Shares, including the number of ATM Shares to be issued, the time period during which sales are requested to be made, limitations on the number of ATM Shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Company is not obligated to make any sales of Shares under the ATM Program. The Company had not sold any shares under the ATM Program as of December 31, 2021.

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

In November 2018, we entered into an Equity Distribution Agreement with Citigroup Global Markets Inc. and Cantor Fitzgerald & Co., pursuant to which we may sell and issue shares of our common stock up to an aggregate of $50 million through the Sales Agents. The shares were offered pursuant to the April 2018 Shelf. For the year ended December 31, 2018, under the Agreement, we sold 201,100 shares of common stock and received net proceeds of $2.2 million. In January 2019, we sold 35,362 shares of common stock and received net proceeds of $0.7 million.

Government Grants from the Israeli Innovation Authority (“IIA”)

To date, we have received research and development grants from the IIA totaling $2.6 million. We did not receive any grants for the years ended December 31, 2021, 2020 or 2019.

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

As of December 31, 2021, we have not commenced the payment obligation of the royalties and have a contingent obligation with respect to royalty-bearing participation received or accrued, amounting to $2.8 million, including accrued LIBOR interest.

Cash Flows

The following table presents the major components of net cash flows provided by (used in) operating, investing and financing activities for the periods presented (in thousands):

	Year ended December 31,
	2021	2020
Net cash used in operating activities	$(35,001)	$(28,166)
Net cash provided by investing activities	$2,056	$33,792
Net cash provided by (used in) financing activities	$50,788	$(3,438)

Our operating activities used cash of $35 million and $28.2 million for the years ended December 31, 2021 and 2020, respectively. Cash used in operations resulted primarily from our net losses adjusted for non-cash items and changes in working capital. During the year ended December 31, 2021, our net loss was $66.7 million, partially offset by non-cash charges primarily related to $22.7 million of acquired in-process research and development from the Zikani Merger, $9.2 million related to stock-based compensation expense, $0.8 million of amortization of lease assets, and $0.4 million of debt discount amortization. During the year ended December 31, 2020, our net loss was $34.6 million, partially offset by non-cash charges of $8.7 million related to stock-based compensation expense and $0.1 million of depreciation expense.

Our investing activities provided cash of $2.1 million and $33.8 million for the years ended December 31, 2021 and 2020, respectively. Cash provided by investing activities during the year ended December 31, 2021, was primarily related to $2.1 million of cash acquired as part of the Zikani Merger. Cash provided by investing activities during the year ended December 31, 2020 was primarily related to $33.8 million of proceeds from maturities of marketable securities.

Our financing activities provided cash of $50.8 million and used cash of $3.4 million for the years ended December 31, 2021 and 2020, respectively. For the year ended December 31, 2021, net cash provided by financing activities consisted primarily of net proceeds of $47.7 million from our public offering of common stock in May 2021, $2.9 million in advances received from collaboration partners, $11.9 million of net cash received from the Hercules term loan, offset by $11.3 million in SVB term loan principal and repayments and final loan payment, and $0.3 million related to the settlement of taxes upon vesting of restricted stock units. For the year ended December 31, 2020, net cash used in financing activities consisted primarily of $4.6 million in term loan principal repayments, offset by $0.8 million received from the PPP Loan and $0.4 million in advances received from collaboration partners.

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements and the notes thereto included elsewhere in this Annual Report, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these annual consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the expenses during the reporting period. We evaluate our estimates and judgments on an ongoing basis. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report, we believe that the following accounting policies related to accrued expenses and accrued clinical trial costs and contract research liabilities are the most critical accounting policies for fully understanding and evaluating our financial condition and results of operations.

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

Our arrangements with contract research organizations in connection with clinical trials often provide for payment prior to commencing the project or based upon predetermined milestones throughout the period during which services are expected to be performed. We recognize expense relating to these arrangements based on the various services provided over the estimated time to completion. The date on which services commence, the level of services performed on or before a given date, and the cost of such services are often determined based on subjective judgments. We make these judgments based upon the facts and circumstances known to us based on the terms of the contract and our ongoing monitoring of service performance. During the years ended December 31, 2021 and 2020, we had arrangements with multiple contract research organizations whereby these organizations commit to performing services for us over multiple reporting periods. We recognize the expenses associated with these arrangements based on our expectation of the timing of the performance of components under these arrangements by these organizations. Generally, these components consist of the costs of setting up the trial, monitoring the trial, closing the trial and preparing the resulting data. Costs related to patient enrollment in clinical trials are accrued as patients are enrolled in the trial.

With respect to financial reporting periods presented in this Annual Report, the timing of our actual costs incurred have not differed materially from our estimated timing of such costs. In light of the foregoing, we do not believe our practices for estimating future expenses and making judgments concerning the accrual of expenses are reasonably likely to change in the future.

Off-Balance Sheet Arrangements

As of December 31, 2021 and 2020, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required pursuant to the scaled disclosure requirements available to smaller reporting companies, as defined in Item 10(f)(1) of Regulation S-K

ITEM 8.	Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data required by this Item are set forth indicated in Item 15 of this Annual Report and are incorporated by reference into this Item.

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

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and interim Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2021 at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the criteria set forth in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective at the reasonable assurance level.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to our status as a smaller reporting company and a non-accelerated filer.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be included in our definitive proxy statement for our 2022 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 11.	Executive and Director Compensation

The information required by this Item 11 will be included in our definitive proxy statement for our 2022 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included in our definitive proxy statement for our 2022 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included in our definitive proxy statement for our 2022 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 14.	Principal Accounting Fees and Services

The information required by this Item 14 will be included in our definitive proxy statement for our 2022 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this Annual Report.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

Item 15(a)

(1) Financial Statements

The financial statements required by this item are submitted in a separate section beginning on page F-1 of this Annual Report.

(2) Financial Statement Schedules

Schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or notes thereto beginning on page F-1 of this Annual Report.

(3) Exhibits:

The exhibits listed in the Exhibit Index at the end of this Annual Report are filed or incorporated by reference as part of this Annual Report.

Item 15(b)	Exhibits

See (a)(3) above.

Item 15(c)	Financial Statement Schedules

See (a)(2) above.

ITEM 16.	Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1◊

Agreement and Plan of Merger, dated April 1, 2021, by and among Eloxx Pharmaceuticals, Inc., Delta Merger Sub Acquisition Corporation and Zikani Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on April 1, 2021, SEC File No. 001-31326).

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

3.13	Amended and Restated Bylaws of Eloxx Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 27, 2017, SEC File No. 001-31326).

4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Annual Report on Form 10-K filed on March 16, 2018, SEC File No. 001-31326).
4.2*	Description of Registered Securities.

10.1‡

Research and License Agreement by and between Technion Research and Development Foundation Ltd. and Eloxx Pharmaceuticals Ltd., dated August 29, 2013 (incorporated by reference to Exhibit 10.1 of our Annual Report on Form 10-K filed on March 16, 2018, SEC File No. 001-31326).

10.2‡

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

10.15♯

Consulting Agreement, dated December 1, 2014, by and between Eloxx Pharmaceuticals Ltd. and Dr. Silvia Noiman (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on December 22, 2017, SEC File No. 001-31326).

10.16♯

Memorandum of Understanding, dated March 13, 2018, by and between Eloxx Pharmaceuticals, Inc. and Dr. Silvia Noiman (incorporated by reference to Exhibit 10.15 of our Quarterly Report on Form 10-Q filed on May 10, 2018, SEC File No. 001-31326).

10.17♯

Employment Agreement, dated as of December 26, 2017, between Eloxx Pharmaceuticals, Inc. and Robert E. Ward (incorporated by reference to our Current Report on Form 8-K filed on December 27, 2017, SEC File No. 001-31326).

10.18♯

Employment Agreement, dated as of March 12, 2018, between Eloxx Pharmaceuticals Inc. and Gregory Weaver (incorporated by reference to Exhibit 10.19 of our Annual Report on Form 10-K filed on March 16, 2018, SEC File No. 001-31326).

10.19♯	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on December 22, 2017, SEC File No. 001-31326).

10.20♯

Amended and Restated Senesco Technologies, Inc. 2008 Incentive Compensation Plan. (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the period ended March 31, 2014, SEC File No. 001-31326)

10.21♯

Form of Stock Option Agreement under the Senesco Technologies, Inc. 2008 Stock Incentive Plan. (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the period ended September 30, 2009, SEC File No. 001-31326).

10.22♯	Eloxx Pharmaceuticals Share Ownership and Option Plan (2013) (incorporated by reference to Exhibit 10.24 of our Annual Report on Form 10-K filed on March 16, 2018, SEC File No. 001-31326).

10.23♯

Forms of Option Agreement, Stock Option Grant Notice and Notice of Exercise under the Eloxx Pharmaceuticals Share Ownership and Option Plan (2013) (incorporated by reference to Exhibit 10.25 of our Annual Report on Form 10-K filed on March 16, 2018, SEC File No. 001-31326).

10.24♯

Performance Stock Option Grant Notice and Stock Option Agreement (Inducement Grant) between Eloxx Pharmaceuticals, Inc. and Robert E. Ward, dated March 5, 2018 (incorporated by reference to Exhibit 10.25 of our Annual Report on Form 10-K filed on March 16, 2018, SEC File No. 001-31326).

Exhibit No.	Description of Exhibit
10.25

Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Inducement Grant) between Eloxx Pharmaceuticals, Inc. and Robert E. Ward, dated March 5, 2018 (incorporated by reference to Exhibit 10.25 of our Annual Report on Form 10-K filed on March 16, 2018, SEC File No. 001-31326).

10.26♯

Performance Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Inducement Grant) between Eloxx Pharmaceuticals, Inc. and Robert E. Ward, dated March 5, 2018 (incorporated by reference to Exhibit 10.25 of our Annual Report on Form 10-K filed on March 16, 2018, SEC File No. 001-31326).

10.27♯

Stock Option Grant Notice and Stock Option Agreement (Inducement Grant) between Eloxx Pharmaceuticals, Inc. and Robert E. Ward, dated March 5, 2018 (incorporated by reference to Exhibit 10.25 of our Annual Report on Form 10-K filed on March 16, 2018, SEC File No. 001-31326).

10.28♯	Retention Policy (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on October 15, 2012, SEC File No. 001-31326).

10.29♯	Eloxx Pharmaceuticals, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on March 30, 2018, SEC File No. 001-31326).

10.30♯

Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the Eloxx Pharmaceuticals, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on March 30, 2018, SEC File No. 001-31326).

10.31♯

Form of Restricted Stock Unit Grant Notice for non-Israeli employees (incorporated by reference to Exhibit 99.5 of our Registration Statement on Form S-3 filed on May 11, 2018, SEC File No. 333-224860).

10.32♯

Israeli Sub-Plan under the Eloxx Pharmaceuticals, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on March 30, 2018, SEC File No. 001-31326).

10.33♯

Form of Israeli Stock Option Grant Package under the Israeli Sub-Plan under the Eloxx Pharmaceuticals, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on March 30, 2018, SEC File No. 001-31326).

10.34♯	Form of Restricted Stock Unit Grant Notice for Israeli employees (incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q filed on August 10, 2018, SEC File No. 001-31326).

10.35

Loan and Security Agreement, dated as of September 30, 2021, by and among Hercules Capital, Inc., the Company, Zikani Therapeutics, Inc. and the other parties thereto. (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on November 8, 2021, SEC File No. 001-31326).

10.36	Change in Control Severance Benefit Plan, dated September 17, 2019 (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on November 6, 2019, SEC File No. 001-31326).

10.37♯

Executive Employment Agreement between Eloxx Pharmaceuticals, Inc. and Gregory C. Williams dated as of February 25, 2020 (incorporated by reference to Exhibit 10.42 of our Annual Report on Form 10-K filed on March 6, 2020, SEC File No. 001-31326).

10.38♯

Executive Employment Agreement between Eloxx Pharmaceuticals, Inc. and Neil Belloff dated as of February 25, 2020 (incorporated by reference to Exhibit 10.43 of our Annual Report on Form 10-K filed on March 6, 2020, SEC File No. 001-31326).

10.39

Employment offer letter between Eloxx Pharmaceuticals, Inc. and Stephen G. MacDonald dated as of September 24, 2019 (incorporated by reference to Exhibit 10.44 of our Annual Report on Form 10-K filed on March 6, 2020, SEC File No. 001-31326).

Exhibit No.	Description of Exhibit
10.40

Employment Agreement, dated as of April 1, 2021, by and between Sumit Aggarwal and Eloxx Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 1, 2021, SEC File No. 001-31326).

10.41

Employment Agreement, dated as of April 1, 2021, by and between Vijay Modur and Eloxx Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on April 1, 2021, SEC File No. 001-31326).

10.42

Lease agreement by and between Zikani Therapeutics, Inc. and ARE-480 Arsenal Street, LLC, dated July 28, 2015 (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q filed on May 7, 2021, SEC File No. 001-31326).

10.43

Lease agreement by and between Zikani Therapeutics, Inc. and ARE-480 Arsenal Street, LLC, dated July 28, 2015(incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q filed on May 7, 2021, SEC File No. 001-31326).

21.1*	List of Subsidiaries of the Company.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

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

32.1**	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Link Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.
‡

Confidential treatment requested under 17 C.F.R. §§200.80(b)(4) and 24b-2. The confidential portions of this exhibit have been omitted and are marked accordingly. The confidential portions have been filed separately with the Securities and Exchange Commission pursuant to the confidential treatment request.

#	Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K

◊        Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Eloxx hereby agrees to furnish supplementally a copy of any of the omitted schedules upon request by the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELOXX PHARMACEUTICALS, INC. (Registrant)

Date: March 30, 2022	/s/ Sumit Aggarwal
Sumit Aggarwal
President, Chief Executive Officer and Director (On behalf of the Registrant and as Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sumit Aggarwal Sumit Aggarwal	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2022

/s/ Daniel E. Geffken Daniel E. Geffken	Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2022

/s/ Tomer Kariv Tomer Kariv	Chairman of the Board of Directors	March 30, 2022

/s/ Ran Nussbaum Ran Nussbaum	Director	March 30, 2022

/s/ Rajesh Parekh Rajesh Parekh, Ph.D.	Director	March 30, 2022

/s/ Gadi Veinrib Gadi Veinrib	Director	March 30, 2022

/s/ Zafrira Avnur Zafrira Avnur, Ph.D.	Director	March 30, 2022

/s/ Alan Walts Alan Walts, Ph.D.	Director	March 30, 2022

/s/ Steven D. Rubin Steven D. Rubin	Director	March 30, 2022

/s/ Jasbir Seehra Jasbir Seehra, Ph.D.	Director	March 30, 2022

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Eloxx Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eloxx Pharmaceuticals, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholder’s equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses from operations and may be unable to remain in compliance with certain financial covenants required by its term loan that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company is required to estimate accrued clinical trial costs and contract research liabilities incurred for research and development expenses incurred in connection with its pre-clinical research and clinical trials. The Company recognizes and measures these costs based on the date on which services commence and the level of services performed on or before December 31, 2021. The cost of such services are often determined based on subjective judgments and requires management to make certain estimates as to the progress of completion.

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

March 30, 2022

We have served as the Company’s auditor since 2018.

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$42,268	$24,668
Restricted cash	299	56
Prepaid expenses and other current assets	913	1,169
Total current assets	43,480	25,893
Property and equipment, net	216	133
Operating lease right-of-use asset	1,443	421
Other long-term assets	-	30
Total assets	$45,139	$26,477

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,379	$481
Accrued expenses	4,196	2,924
Current portion of long-term debt	-	5,239
Advances from collaboration partners	3,723	805
Current portion of operating lease liability	657	389
Total current liabilities	9,955	9,838
Long-term debt	11,996	6,376
Operating lease liability	804	33
Total liabilities	22,755	16,247
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued or outstanding as of December 31, 2021 and 2020	—	—
Common stock, $0.01 par value per share, 500,000,000 shares authorized, 87,071,324 and 40,350,922 shares issued, and 86,649,958 and 40,157,187 shares outstanding as of December 31, 2021 and 2020, respectively	871	404
Common stock in treasury, at cost, 421,366 and 193,735 shares as of December 31, 2021 and 2020, respectively	(2,190)	(1,828)
Additional paid-in capital	262,026	183,250
Accumulated deficit	(238,323)	(171,596)
Total stockholders’ equity	22,384	10,230
Total liabilities and stockholders’ equity	$45,139	$26,477

See accompanying notes to consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands, except share and per share data)

	Year ended December 31,
	2021	2020	2019
Operating expenses:
Research and development	$22,899	$14,590	$26,349
General and administrative	20,449	14,847	24,206
In process research and development	22,670	—	—
Restructuring charges	—	4,018	—
Total operating expenses	66,018	33,455	50,555
Loss from operations	(66,018)	(33,455)	(50,555)
Other expense, net	709	1,122	319
Net loss	$(66,727)	$(34,577)	$(50,874)

Net loss per share, basic and diluted	$(0.95)	$(0.86)	$(1.34)
Weighted average number of shares of common stock used in computing net loss per share, basic and diluted	69,962,843	40,124,953	38,063,173

Comprehensive loss:
Net loss	$(66,727)	$(34,577)	$(50,874)
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale securities	—	(18)	18
Comprehensive loss	$(66,727)	$(34,595)	$(50,856)

See accompanying notes to consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

	Common Stock				Treasury Stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Shares	Amount	Accumulated deficit	Total stockholders’ equity
Balance as of December 31, 2018	35,860,114	$360	$129,825	$—	(91,423)	$(1,129)	$(86,145)	$42,911
Exercise of stock options	116,327	1	168	—	—	—	—	169
Issuance of shares upon execution of warrants	44,814	1	178	—	(14,893)	(179)	—	—
Issuance of shares upon public offering	3,833,334	38	32,134	—	—	—	—	32,172
Issuance of common stock from at-the-market sales agreement	35,362	—	455	—	—	—	—	455
Issuance of warrants	—	—	421	—	—	—	—	421
Vesting of restricted stock units	140,812	2	(2)	—	(49,390)	(395)	—	(395)
Stock-based compensation expense	—	—	11,336	—	—	—	—	11,336
Change in unrealized gain (loss) on investments	—	—	—	18	—	—	—	18
Net loss	—	—	—	—	—	—	(50,874)	(50,874)
Balance as of December 31, 2019	40,030,763	402	174,515	18	(155,706)	(1,703)	(137,019)	36,213
Exercise of stock options	17,210	1	70	—	—	—	—	71
Vesting of restricted stock units	109,214	1	(1)	—	(38,029)	(125)	—	(125)
Stock-based compensation expense	—	—	8,666	—	—	—	—	8,666
Change in unrealized gain (loss) on investments	—	—	—	(18)	—	—	—	(18)
Net loss	—	—	—	—	—	—	(34,577)	(34,577)
Balance as of December 31, 2020	40,157,187	$404	$183,250	$—	(193,735)	$(1,828)	$(171,596)	$10,230
Exercise of stock options	23,491	—	23	—	—	—	—	23
Vesting of restricted stock units	539,136	8	(8)	—	(227,631)	(362)	—	(362)
Stock-based compensation expense	—	—	9,167	—	—	—	—	9,167
Issuance of common stock in connection with merger	7,596,810	76	22,259	—	—	—	—	22,335
Issuance of shares upon public offering, net of offering costs	38,333,334	383	47,335	—	—	—	—	47,718
Net loss	—	—	—	—	—	—	(66,727)	(66,727)
Balance as of December 31, 2021	86,649,958	$871	$262,026	$—	(421,366)	$(2,190)	$(238,323)	$22,384

See accompanying notes to consolidated financial statements.

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(66,727)	$(34,577)	$(50,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	22,670	—	—
Stock-based compensation	9,167	8,666	11,336
Depreciation	114	68	87
Amortization of operating lease right-of-use asset	846	503	472
Amortization of debt discount	420	563	535
Amortization, net, of premiums and discounts on investments	—	15	(301)
Loss (gain) on sales and disposals of property and equipment	84	—	(2)
Gain on extinguishment of PPP debt	(808)	—	—
Loss on extinguishment of term debt	268	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	582	262	83
Accounts payable	(320)	(1,390)	1,124
Accrued expenses	535	(1,774)	(1,379)
Merger related costs paid	(1,003)	—	—
Operating lease liabilities	(829)	(502)	(472)
Net cash used in operating activities	(35,001)	(28,166)	(39,391)
Cash flows from investing activities:
Cash acquired in merger activities	2,145	—	—
Purchases of marketable securities	—	—	(67,214)
Proceeds from maturities of marketable securities	—	33,750	33,750
Purchase of property and equipment	(89)	—	(40)
Proceeds from sales of property and equipment	—	—	2
Cash received (paid) for long-term deposits	—	42	(22)
Net cash provided by (used in) investing activities	2,056	33,792	(33,524)
Cash flows from financing activities:
Proceeds from underwritten public offering, net of issuance costs	47,718	—	32,172
Proceeds from debt financing obligation	11,874	797	15,000
Payment of debt issuance costs	—	—	(276)
Repayment of term loan principal	(11,383)	(4,583)	—
Proceeds from exercises of stock options	23	71	169
Proceeds from sale of common stock under at-the-market sales agreement	—	—	710
Payment for settlement of taxes upon vesting of restricted stock units	(362)	(125)	(1,378)
Proceeds from advances from collaboration partners	2,918	402	403
Net cash provided by (used in) financing activities	50,788	(3,438)	46,800
Increase (decrease) in cash, cash equivalents and restricted cash	17,843	2,188	(26,115)
Cash, cash equivalents and restricted cash at the beginning of the year	24,724	22,536	48,651
Cash, cash equivalents and restricted cash at the end of the year	$42,567	$24,724	$22,536

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheet:
Cash and cash equivalents	$42,268	$24,668	$22,493
Restricted cash	299	56	43
Total cash, cash equivalents and restricted cash	$42,567	$24,724	$22,536

Supplemental disclosure of cash flow activities:
Cash paid for interest	$728	$828	$986
Cash paid for income taxes, net of refunds received	$—	$5	$36
Supplemental disclosure of non-cash financing activities:
Non-cash issuance of common stock upon exercise of warrants	$—	$—	$179
Fair value of warrants issued in connection with long-term debt	$—	$—	$421
Remeasurement of operating leases	$—	$—	$176

See accompanying notes to consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business

  Eloxx Pharmaceuticals, Inc., together with its subsidiaries (collectively “Eloxx” or the “Company”), is a clinical-stage biopharmaceutical company engaged in the science of ribosomal modulation. It’s developing novel   small molecule drug candidates from its library of unique Ribosome Modulating Agents (“RMAs” and , Eukaryotic Ribosomal Selective glycosides (“ERSGs”), for the treatment of a subset of rare and ultra-rare diseases and cancers characterized by genetic mutations that cause defects in protein translation. Specifically, the company is targeting premature stop codon mutations and ribosomal mutations. Premature stop codons are point mutations that disrupt the stability of the impacted messenger RNA (mRNA) and the protein synthesis from that mRNA. Additionally, certain mutations of the ribosome disrupt normal protein translation and are drivers of a subset of cancers. On April 1, 2021, the Company acquired Zikani Therapeutics, Inc. (“Zikani”), a preclinical stage biopharmaceutical company engaged in the science of ribosome modulation, leveraging its innovative TURBO-ZMTM chemistry technology platform to develop novel ribosome modulating agents (“RMAs”). The TURBO-ZMTM platform is designed to enable rapid synthesis of novel macrolides that can be optimized to modulate the human, bacterial or viral ribosomes to treat rare diseases and cancers with certain ribonucleic acid (“RNA”) and ribosomal mutations.

The Company is headquartered in Watertown, Massachusetts, with additional operations in Israel and Australia.

Liquidity and Going Concern

The Company has a history of net losses and negative cash flows from operating activities since inception, and as of December 31, 2021, had an accumulated deficit of $(238.3) million. The Company expects to continue to incur net losses and use cash in its operations for the foreseeable future. To date, the Company has not generated revenue from the sale of any product or service and does not expect to generate significant revenue unless and until it obtains marketing approval for and commercializes one or more of its product candidates currently in development. Successful transition to profitable operations is dependent upon achieving a level of revenue adequate to support the Company’s cost structure.

The Company has financed its operations primarily from the sale of equity securities and to a lesser extent, loans and grants. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital to fund its operations. In addition, as disclosed in Note 7, in September the Company entered into a Loan and Security Agreement for an aggregate principal amount of $30.0 million of which $12.5 million had been funded as of December 31, 2021. The term loan contains customary affirmative and negative covenants, which among others further described in Note 7, require the Company to maintain at all times a minimum qualified cash balance equaling amounts ranging from $6.3 million to $10.0 million plus qualified accounts payable (as defined).

As of December 31, 2021 the Company was in compliance with all debt covenants. However, the inherent uncertainties described above may impact the Company’s ability to remain in compliance with these covenants over the next twelve months.  If the Company breaches its financial covenants and fails to secure a waiver or forbearance from the third-party lender, such breach or failure could accelerate the repayment of the outstanding borrowings under the Credit Agreement or the exercise of other rights or remedies the third-party lender may have under applicable law. No assurance can be provided a waiver or forbearance will be granted or the outstanding borrowings under the Loan and Security Agreement, will be successfully refinanced on terms that are acceptable to the Company.

The Company believes that its cash and cash equivalents of $42.3 million, along with an additional $7.0 million received from the Cystic Fibrosis Foundation (“CFF”) subsequent to year end, will not be sufficient to maintain its current and planned operations for at least the next twelve months following the filing of this Annual Report on Form 10-K. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, based on the Company’s current working capital, anticipated operating expenses and net losses and the uncertainties surrounding its ability to raise additional capital as needed, as discussed below, the Company believes that these conditions, in aggregate, raise substantial doubt about its ability to continue as a going concern for one year after the date these consolidated financial statements are issued.

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Reclassifications

The Company has prepared its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASUs”) promulgated by the Financial Accounting Standards Board (“FASB”). In the Consolidated Balance Sheets and Notes Consolidated Financial Statements, certain prior year balances have been reclassified to conform to the current year presentation. Specifically on the Consolidated Balance Sheet as of December 31, 2020, the Company reclassified Taxes payable of $38 thousand into the Accrued expenses balance for a total balance of $2,924 thousand. This balance was previously reported as $2,886 thousand. Additionally, the 2020 information with Note 5 was updated herein to include the Taxes payable with the Other balance which is currently disclosed as $77 thousand. This balance was previously report as $38 thousand.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash and cash equivalents include holdings in checking and overnight sweep accounts. The Company’s cash equivalents, which are money market funds held in a sweep account, are measured at fair value on a recurring basis. As of December 31, 2021 and 2020 the balances of cash and cash equivalents were $42.3 million and $24.7 million, respectively, which approximate fair value and were determined based upon Level 1 inputs. The sweep account is valued using quoted market prices with no valuation adjustments applied. Accordingly, these financial instruments are categorized as Level 1.

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

Restricted Cash

At December 31, 2021, and 2020, restricted cash consisted of bank guarantees related to corporate facilities leases and credit card programs.

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

Legal and Other Contingencies

The Company accounts for its contingent liabilities in accordance with ASC Topic 450, “Contingencies”. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. For the years ended December 31, 2021, 2020 and 2019 the Company was not a party to any litigation that was reasonably possible to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows (see also Note 9, “Legal and Other Contingencies”). Legal costs incurred in connection with loss contingencies are expensed as incurred.

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

Financial assets and liabilities are classified within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. The authoritative guidance requires the use of observable market data if such data is available without undue cost and effort. When available, the Company uses unadjusted quoted market prices to measure fair value and classify such items within Level 1. If quoted market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based or independently-sourced market parameters, such as interest and currency rates and comparable transactions. Items valued using internally generated models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, items may be classified in Level 3 even though there may be inputs that are readily observable. If quoted market prices are not available, the valuation model used generally depends on the specific asset or liability being valued. At December 31, 2021 and 2020, the Company’s financial assets valued based on Level 1 inputs consisted of cash, cash equivalents. The Company did not have any transfers of financial assets between Level 2 and 3 during 2021 or 2020.

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

The Company determines the fair value of each stock option award at its grant date using the Black-Scholes option pricing model for options awarded in 2021 and 2020. The Company determines the fair value of each restricted stock unit, or RSU, at its grant date based on the closing market price of the Company’s common stock on that date.

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

Based on ASC 740, a two-step approach is used to recognize and measure uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. As of December 31, 2021 and 2020, no liability for unrecognized tax positions has been recorded. Accordingly, no interest or penalties related to uncertain tax positions are recorded. The Company’s policy is to record any interest or penalties associated with unrecognized tax positions as a component of income tax expense.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to applying the guidance on contract modifications, hedge accounting, and other transactions, to simplify the accounting for transitioning from the London Interbank Offered Rate, and other interbank offered rates expected to be discontinued, to alternative reference rates. The guidance in this Update was effective upon its issuance. If elected, the guidance is to be applied prospectively through December 31, 2022. We are currently evaluating the effect the potential adoption of this ASU will have on our consolidated financial statements, including but not limited to our research and development grant agreements with the Israel Innovation Authority, discussed in additional detail Note 9, Commitments and Contingencies.

Although the FASB has issued several other ASUs for which adoption dates are pending, the Company does not expect any of them to have any impacts on its consolidated financial statements.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2021	2020
Research and development	$413	$631
Insurance	123	170
Other	377	368
Totals	$913	$1,169

4. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2021	2020
Computers and software	$31	$124
Office furniture and equipment	27	164
Laboratory equipment	221	—
Leasehold improvements	88	158
Assets in progress	20	—
Total property and equipment, at cost	387	446
Less: Accumulated depreciation	(171)	(313)
Property and equipment, net	$216	$133

Depreciation expense was $114 thousand, $68 thousand and $87 thousand for the years ended December 31, 2021, 2020 and 2019, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2021	2020
Research and development	$1,849	$802
Payroll, bonus and other employee-related expenses	1,615	1,315
Restructuring	—	258
Professional services	489	415
Other	141	77
Interest on debt	102	57
Total	$4,196	$2,924

6. Leases

Operating lease costs under the leases for the year ended December 31, 2021 and 2020 were approximately $1.1 million and $0.6 million, respectively. The weighted average remaining lease term at December 31, 2021 was 2.13 years and the weighted average incremental borrowing rate was 8.0%.

In January 2022, the Company entered into a new lease agreement for office space in Israel for an initial period of 24 months and with the option to extend the lease for an additional 24 months. The lease commences on April 1, 2022 at the rate of approximately $36 thousand per year, billed monthly, plus the Company’s share of utilities, common area expenses, and taxes.

The following table summarizes the Company’s maturities of operating lease liabilities as of December 31, 2021 (in thousands):

2022	$715
2023	704
2024	125
2025	2
Total lease payments	1,546
Less: present value discount	(85)
Total operating lease liabilities	1,461
Less: current portion	(657)
Long-term portion	$804

7. Debt

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

The Hercules Loan Agreement contains customary affirmative and negative covenants which, among other things, requires the Company to maintain at all times a minimum qualified cash balance equaling amounts ranging from $6.3 million to $10.0 million plus qualified accounts payable (as defined) and limits the Company’s ability to (i) incur additional indebtedness, (ii) pay dividends or make certain distributions, (iii) dispose of its assets, grant liens or encumber its assets or (iv) fundamentally alter the nature of its business. These covenants are subject to a number of exceptions and qualifications. The Company was in compliance with all debt covenants at December 31, 2021.

The Hercules Loan Agreement also contains customary events of default, including the Company’s failure to make any principal or interest payments when due, the occurrence of certain bankruptcy or insolvency events or a breach of the covenants. Upon the occurrence of an event of default, Hercules may, among other things, accelerate the Company’s obligations under the Hercules Loan Agreement.

As of December 31, 2021, the carrying value of the outstanding loan consists of $12.5 million in principal less an unamortized debt discount of $1.3 million. The debt issuance costs and the final maturity payment of $0.8 million, have been recorded as a debt discount which are being accreted to interest expense through the maturity date of the loan. Interest expense relating to the loan for the year ended December 31, 2021 was $0.4 million. Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of the debt discount. At December 31, 2021, the effective interest rate was 14.99%.

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

In conjunction with the initial loan advance, the Company issued warrants to the Lenders to purchase 40,834 shares of common stock at a price of $11.02 per share (subject to certain adjustments).

The Company may prepay the outstanding principal balance of the loans advanced in whole but not in part, subject to a prepayment fee ranging from 1% to 3% of any amount prepaid, depending upon when the prepayment occurs. The Company will also pay a final payment fee equal to 6% of the total loans advanced, due upon the earlier of maturity or termination of the Loan Agreement.

On September 30, 2021, in connection with the funding of the Hercules Term Loan Tranche 1 Advance and pursuant to a Payoff Letter dated September 30, 2021, the Company voluntarily repaid in full the carrying value of the outstanding loan consisting of $6.7 million of principal, a final maturity payment of $0.9 million, and early termination fees of $0.1 million from funds received under the Hercules Loan Agreement. The debt issuance costs, the valuation of the warrants, and the final maturity payment of $0.9 million, had been recorded as a debt discount which were being accreted to interest expense through the maturity date of the loan. The remaining unamortized debt discount of $0.2 million and early termination fees were accounted for as a loss on debt extinguishment and included in other income and expense in the statement of operations for the year ended December 31, 2021. Interest expense relating to the loan for the years ended December 31, 2021, 2020, 2019 was $0.9 million, $1.3 million and

$1.6 million, respectively. Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of the debt discount. At September 30, 2021, the effective interest rate was 10.85%.

PPP Loan

 In April 2020, the Company entered into a loan agreement with SVB under the U.S. Small Business Administration (the “SBA”) Paycheck Protection Program (the “PPP”) pursuant to the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) and received loan proceeds of $0.8 million (the “PPP Loan”). The Company used the loan proceeds for payroll and other covered costs in accordance with the relevant terms and conditions of the CARES Act. The PPP Loan had a maturity date of April 21, 2022 and an interest rate of 1.0% per annum. Monthly payments of principal and interest were due beginning on September 21, 2021, although interest accrues from the issuance date. Under the terms of the PPP, on September 3, 2021, the PPP Loan was forgiven in full, and the Company recognized a gain on extinguishment of debt of $0.8 million.

The Company’s scheduled future principal payments for the long-term debt are as follows (in thousands):

December 31,
2021
2022	$-
2023	4,204
2024	6,101
2025	2,195
2026	—
Total future principal payments	12,500
Less: unamortized discount	(1,323)
Carrying value of long-term debt	11,177
Less: current portion	—
Add: final Term Loan fee due at maturity in 2023	819
Long-term portion	$11,996

8. Related Parties

On August 29, 2013, the Company entered into the Technion Agreement with TRDF, with respect to certain technology relating to aminoglycosides and the redesign of aminoglycosides for the treatment of human genetic diseases caused by premature stop mutations and further results of the research of the technology, in order to develop and commercialize products based on such technology. Under the Technion Agreement, TRDF is obligated to provide the Company with research services for an estimated annual payment of $0.1 million, the precise amount to be agreed by the parties prior to the beginning of each year of the research period. During the years ended December 31, 2021 and 2020 no expenses were incurred and for the year ended December 31, 2019, the Company recorded research and development expenses of  $0.2 million in relation to the Technion Agreement for the reimbursement of costs incurred during the preparation, filing, prosecution and maintenance of the TRDF patents rights related to Eloxx Limited. As of December 31, 2021 and 2020 no amounts were recorded in accrued expenses.

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

9. Commitments and Contingencies

Royalty Commitments to the IIA

To date, the Company has received research and development grants from the Israel Innovation Authority (the “IIA”) totaling $2.6 million. No grants were received for the years ended December 31, 2021, 2020 and 2019.

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

As of December 31, 2021, the Company has not commenced the payment obligation of the royalties and has a contingent obligation with respect to royalty-bearing participation received or accrued, amounting to $2.8 million, including accrued LIBOR interest.

Commitments to TRDF

Since August 29, 2013, the Company has had an ongoing agreement with TRDF. Refer to Note 8, “Related Parties”, for further information.

License Agreement between Zikani and President and Fellows of Harvard College

On February 10, 2015, Zikani entered into an agreement with the President and Fellows of Harvard College (“Harvard”) to license certain patent rights owned by Harvard. This license agreement was subsequently amended and restated on March 31, 2020. Harvard is entitled to receive clinical and regulatory milestone payments totaling up to $3.6 million in the aggregate per licensed product approved in the United States, European Union, and Japan. The Company is also obligated to make additional royalty payments to Harvard upon the occurrence of certain sales milestones per licensed product up to a mid-single digit royalty percentage. The royalty percentage depends on the product and whether such licensed product is covered by a valid claim within the certain patent rights that the Company licenses from Harvard. Further, the Company may sub license the patent rights and any income, with the Company obligated to remit to Harvard fees ranging from 20% to 30% of such sublicense income up to the achievement of certain milestone events. There were no royalties recorded in 2021.

Under this agreement, the Company has an exclusive, worldwide, royalty-bearing license under Harvard’s interest in the Patent Rights, and a non-exclusive, worldwide, royalty-bearing license under Harvard’s interest in the Harvard Know-How, solely to develop, make, have made, use, offer for sale, sell, have sold and import and export licensed products solely within the field.

Harvard retains the right, for itself and for other not-for-profit research organizations, to practice the patent rights within the scope of the license granted above, solely for non-commercial research, educational and scholarly purposes; provided, that, nothing herein shall be construed as permitting Harvard or any such not-for-profit research organization to grant any rights to any third party, including any for-profit sponsor, to practice or exploit any of the patent rights for any commercial purpose that would be inconsistent with the terms of the exclusive license of the patent rights, including any right to develop, manufacture, market or sell licensed products for use in the field; and the United States federal government retains rights in the patent rights pursuant to 35 U.S.C. §§ 200-212 and 37 C.F.R. § 401 et seq., and any right granted in this agreement greater than that permitted under 35 U.S.C. §§ 200-212 or 37 C.F.R. § 401 et seq. will be deemed modified.

In addition to the license agreement, the Company also reimburses Harvard for certain costs related to the maintenance and further development of patents developed through the founding stockholder's research. For the year ended December 31, 2021, the Company incurred immaterial patent expenses due to Harvard.

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

The Company accounts for contingent liabilities in accordance with ASC Topic 450, “Contingencies”. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of December 31, 2021 and 2020, the Company was not a party to any litigation that is reasonably possible to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Cystic Fibrosis Foundation

During 2019, the Company received a funding award from the CFF and entered into an agreement relating to the award, which agreement was amended in December 2020 providing for an additional award amount. Payment of award amounts are subject to the achievement of certain milestones in connection with the Company’s global cystic fibrosis development program. The Company would be required to repay amounts received from the Cystic Fibrosis Foundation (or specified multiples of such amounts) in certain circumstances, pursuant to the terms of the agreement, as amended. In the event of a disposition transaction (as defined in the agreement), the Company would be obligated to use up to 5% of the amounts received to repay up to three times the award amount.  The funding provided to the Company is accounted for as an advance from a collaboration partner within the scope of ASC Topic 730, “Research and Development.” Additional payments totaling $2.6 million were received in the first quarter of 2021, and as of December 31, 2021 and 2020, the Company had received payments of $3.4 million and $0.8 million, respectively, which are recorded as liabilities captioned 'Advances from collaboration partners'.

In May 2021, the Company received an additional award from the CFF to help identify optimized oral RMAs for further development in the treatment of cystic fibrosis patients with nonsense mutations. Payment of award amounts are subject to the achievement of certain milestones in connection with the Company’s oral RMA cystic fibrosis development program. The Company will be required to repay amounts received from the Cystic Fibrosis Foundation (or specified multiples of such amounts) in certain circumstances, including as royalties on net sales, and, in the event of a disposition of the underlying asset. The funding provided to the Company is accounted for as an advance from a collaboration partner within the scope of ASC Topic 730, “Research and Development.” As of December 31, 2021, the Company received payments of $0.3 million under this award, which are recorded as liabilities captioned 'Advances from collaboration partners' in the accompanying consolidated financial statements.

10. Stockholders’ Equity

As of December 31, 2021, the Company had 500,000,000 shares authorized of common stock, $0.01 par value, of which 86,649,958 shares were outstanding and 5,000,000 shares authorized of preferred stock, $0.01 par value, of which no shares were issued or outstanding.

Common Stock

Public Offerings

On September 30, 2021, the Company entered into a Sales Agreement with SVB Leerink, LLC (“SVB Leerink”) pursuant to which the Company may offer and sell up to $50.0 million of shares of its common stock (the “ATM Shares”) from time to time, through an “at the market offering” program (the “ATM Program”), under which SVB Leerink will act as sales agent. Pursuant to the Sales Agreement, the Company will set the parameters for the sale of ATM Shares, including the number of ATM Shares to be issued, the time period during which sales are requested to be made, limitations on the number of ATM Shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Company is not obligated to make any sales of Shares under the ATM Program. The Company had not sold any shares under the ATM Program as of December 31, 2021.

On May 13, 2021, the Company closed an underwritten public offering of 38,333,334 shares of its common stock at a price of $1.35 per share and received gross proceeds of approximately $51.8 million, before deducting underwriting discounts and commissions of $3.1 million and offering expenses of $0.8 million.

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

Warrants

Eloxx Limited issued warrants to purchase shares of common stock in conjunction with the Share Purchase Agreements prior to the December 2017 reverse merger between Eloxx Limited and Sevion Therapeutics, Inc.  The Company also issued warrants to purchase shares of common stock in connection with the SVB Loan Agreement (further described above in Note 7, “Debt”).  During the year ended December 31, 2021, transactions related to warrants were as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (years)
Warrants outstanding at December 31, 2020	323,892	$4.31	2.74
Granted	-
Exercised	-
Forfeited	-
Warrants outstanding at December 31, 2021	323,892	$4.31	1.74
Warrants exercisable at December 31, 2021	323,892	$4.31	1.74

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

Summary of Stock Option Activity

Transactions during the year ended December 31, 2021 related to stock options granted to employees and directors were as follows:

	Shares	Weighted average exercise price per Share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding as of December 31, 2020	3,803,061	$10.16	8.20	$1,936,183
Granted	6,503,412	2.38
Exercised	(23,491)	1.05
Forfeited	(1,378,538)	5.44
Options outstanding as of December 31, 2021	8,904,444	$5.24	7.23	$254,223
Options exercisable at December 31, 2021	2,851,186	$11.40	2.79	$254,223

As of December 31, 2021, the unrecognized compensation cost related to the outstanding options was $7.8 million and is expected to be recognized over a weighted-average period of 3.10 years.

The weighted average grant date fair values of stock options granted during the years ended December 31, 2021, 2020, and 2019 were $1.56, $2.29 and $6.28 per share, respectively.

The following table presents the assumptions used to estimate the fair values of stock options granted in the periods presented:

	Year ended December 31,
	2021	2020	2019
Dividend yield	0%	0%	0%
Volatility	76%-77%	72%-80%	76%-92%
Risk-free interest rate	0.87%-133%	0.36%-1.63%	1.51%-2.62%
Expected term (years)	6.0	5.5-6.0	5.5-6.0
Contractual term (years)	10	10	10
Forfeiture rate post-vesting	—	—	—
Suboptimal exercise	—	—	—

Summary of Restricted Stock Unit Activity

Transactions during the year ended December 31, 2021 related to RSUs granted to employees were as follows:

	Shares	Weighted average grant date fair value per share
Unvested at December 31, 2020	349,725	$4.67
Granted	542,679	3.36
Vested	(766,767)	3.86
Forfeited	(119,374)	4.05
Unvested at December 31, 2021	6,263	$15.02

As of December 31, 2021, the unrecognized compensation cost related to the outstanding RSUs was $0.1 million and is expected to be recognized over a weighted-average period of 0.50 years.

Stock-based Compensation Expense

Stock-based compensation expense relates to stock options granted to employees, non-employee directors and consultants, time-based restricted stock units granted to employees and performance-based stock options and restricted stock units granted to an employee. The total equity-based compensation expense related to all of the Company’s equity-based awards was recognized as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Research and development	$1,336	$979	$2,458
General and administrative	7,831	5,563	8,878
Restructuring charges	-	2,124	—
Total stock-based compensation expense	$9,167	$8,666	$11,336

12. Income Taxes

The components of income (loss) before taxes on income are as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
U.S.	$(47,849)	$(18,582)	$(22,242)
Israel	(18,895)	(15,995)	(28,632)
Australia	17	-	-
Loss before taxes on income	$(66,727)	$(34,577)	$(50,874)

There were no taxes on income during the year ended December 31, 2021, 2020, or 2019.

The significant components of the Company’s deferred tax assets were comprised of the following (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$57,716	$43,759
Stock-based compensation	3,143	2,200
Reserves and allowances	337	431
U.S. tax credits and other credits	6,009	3,624
Research and development credits	3,988	2,511
Operating lease right-of-use assets	(338)	(98)
Operating lease liabilities	363	98
Other	371	59
Total deferred tax assets	71,589	52,584
Valuation allowance	(71,589)	(52,584)
Net deferred tax assets	$—	$—

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statements and income tax purposes. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. As of December 31, 2021 and 2020, based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of the deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2021 and 2020.

As of December 31, 2021 and 2020, the Company provided valuation allowances of approximately $71.6 million and $52.6 million, respectively, on U.S. federal, U.S. state and Israeli tax jurisdiction deferred tax assets to reduce the carrying amounts of these assets to zero. The net changes in the Company’s valuation allowances were increases of $19.0 million and $5.9 million during the years ended December 31, 2021 and 2020, respectively. For both the years ended December 31, 2021 and 2020, the increase in the valuation allowance was primarily related to losses generated during the period and increases in research and development credits and other tax credits, partially offset by a reduction in the stock-based compensation deferred tax asset associated with cancelled awards.

For the years ended December 31, 2021, 2020 and 2019 the expected tax expense based on the federal statutory rate is reconciled with the actual tax expense as follows:

	Year ended December 31,
	2021	2020	2019
U.S. federal statutory rate	21.0%	21.0%	21.0%
State tax rate, net of federal benefit	1.0	1.0	0.9
Permanent differences	(7.3)	(2.0)	(1.5)
Tax credits	3.5	2.9	—
Effect of rate differences from statutory	0.6	0.9	1.1
Change in valuation allowance	(18.8)	(23.8)	(21.5)
Income tax provision	0.0%	0.0%	0.0%

The main reconciling item between the statutory tax rate and the Company’s effective tax rate is the recognition of valuation allowances in respect to deferred taxes related to accumulated net operating losses carried forward and temporary differences due to the uncertainty of the realization of such deferred taxes.

As of December 31, 2021 and 2020, the Company had U.S. federal net operating loss (“NOL”) carryforwards of $158.8 million and $108.9 million, respectively. U.S. federal NOL carryforwards will begin to expire, if not utilized, beginning in 2022 through 2037. Included in the U.S. federal NOL carryforward as of December 31, 2021 are $82.5 million of NOLs generated after the effective date of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which are not subject to expiration but may not be carried back and are only eligible to offset up to a maximum of 80% of taxable income generated in a given year. It is uncertain if and to what extent various U.S. states will conform their net operating loss rules to the Tax Act.

As of December 31, 2021 and 2020, the Company had U.S. state NOL carryforwards of $24.2 million and $13.7 million, respectively, which may be available to offset future income tax liabilities.

As of December 31, 2021 and 2020, the Company had federal research tax credit carryforwards of $5.9 million and $3.6 million, respectively, available to reduce future tax liabilities and which expire at dates beginning in 2026 through 2041.

As of December 31, 2021 and 2020, the Company had Israeli NOL carryforwards of $99.3 million and $86.9 million, respectively, which carry forward indefinitely.

Under the provisions of the Internal Revenue Code (“IRC”), the net operating loss and tax credit carryforwards are subject to review and potential adjustments by the Internal Revenue Service and state tax authorities. Under Section 382 of the Internal Revenue Code and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percent change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. The Company may have experienced ownership changes in the past, including the reverse merger of Sevion Therapeutics, Inc. on December 19, 2017 at which time the Company’s pre-change U.S. federal NOL carryforward was $77.2 million, and its research tax credit was $0.7 million. The Company may have experienced ownership change in the Zikani Merger on April 2, 2021. The Company has done a high-level evaluation on the Zikani U.S. federal NOL carryforwards and credits and have written them down accordingly. The Company may experience additional ownership changes in the future as a result of subsequent shifts in its stock ownership, some of which may be outside of its control. Although the Company has not completed its analysis, it is reasonably possible that its federal NOLs available to offset future taxable income could materially decrease. This reduction would be offset by an adjustment to the existing valuation allowance for an equal and offsetting amount. Additionally, the state NOLs available to offset future state income could similarly decrease, which would also be offset by an equal and offsetting adjustment to the existing valuation allowance. Given the offsetting adjustments to the existing valuation allowance, any ownership change is not expected to have an adverse material effect on the Company’s Consolidated Financial Statements.

The Company is subject to income taxes in the United States and Israel and Australia. The Company files income tax returns in the U.S. and in several states. The federal and state tax returns are generally subject to tax examination by taxing authorities for tax years December 31, 2018 to present. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. The Israeli income tax returns remain open to examination beginning in 2013 to present. The Australia income tax returns remain open to examination beginning in 2021 to present. If and when the Company claims NOL carryforwards from any prior years against future taxable income, those losses may be examined by the taxing authorities.

13. Net Loss Per Share

The loss and the weighted average number of shares used in computing basic and diluted net loss per share for the years ended December 31, 2021, 2020, and 2019, are as follows (in thousands, except share and per share data):

	Year ended December 31,
	2021	2020	2019
Numerator:
Net loss	$(66,727)	$(34,577)	$(50,874)
Denominator:
Weighted average number of shares of common stock used in computing net loss per share, basic and diluted	69,962,843	40,124,953	38,063,173
Net loss per share, basic and diluted	$(0.95)	$(0.86)	$(1.34)

For the years ended December 31, 2021, 2020, and 2019, the totals of outstanding preferred stock, stock options, stock warrants and restricted stock units, as applicable, excluded from the calculation of the diluted net loss per share due to their anti-dilutive effect were 9,234,599, 4,476,678 and 5,525,509, respectively.

14. Other Expense (Income), net

Other Expense (income) consisted of the following (in thousands):

	Year ended December 31,
	2021	2020	2019
Interest and other income	$(8)	$(337)	$(1,072)
Foreign currency exchange losses (gains), net	(2)	35	76
Investment income, net	—	15	(301)
Interest and other expense	1,259	1,409	1,616
Gain on debt extinguishment	(808)	—	—
Loss on debt extinguishment	268	—	—
Total other expense (income), net	$709	$1,122	$319

15. Segment and Geographic Information

Operating segments are defined as components of an enterprise (business activity from which it earns revenue and incurs expenses) about which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The chief operating decision maker reviews consolidated operating results to make decisions about allocating resources and assessing performance for the entire company. The Company views its operations and manages its business as one operating segment; however, it operates in three geographic regions: the U.S., Israel, and Australia. Substantially all of the Company’s assets are located in the U.S.

16. Marketable Securities

Below is a summary of cash, cash equivalents and marketable securities at December 31, 2021 (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$42,268	$—	$—	$42,268
Marketable securities - U.S. treasuries	—	—	—	—
Total cash, cash equivalents and marketable securities	$42,268	$—	$—	$42,268

Below is a summary of cash, cash equivalents and marketable securities at December 31, 2020 (in thousands):

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Cash and cash equivalents	$24,668	$—	$—	$24,668
Marketable securities - U.S. treasuries	—	—	—	—
Total cash, cash equivalents and marketable securities	$24,668	$—	$—	$24,668

As of December 31, 2021 and 2020, no credit losses were identified related to the cash equivalents or marketable securities.

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

18. Merger Accounting

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

The total consideration for the Merger is as follows (in thousands, except per share data):

Number of shares of Eloxx common stock issued to Zikani stockholders (1)		7,597
Actual closing price per share of Company common stock as reported on the Nasdaq Global Market on April 1, 2021	$3.36
Adjusted for a discount for lack of marketability (“DLOM”) (1)	87.5%	$2.94
Estimated fair value of common stock consideration		22,335
Estimated transaction costs		1,003
Total purchase price		$23,338

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

The following table summarizes the allocation of the cost of the acquisition to the respective assets acquired and liabilities assumed, based on their relative fair values.

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

In addition, the Company incurred and expensed costs directly related to the Merger totaling approximately $1.0 million during the year ended December 31, 2021, included in general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss.

Since the closing date of the Merger, the results of Zikani’s operations have been included in the Company’s consolidated financial statements.

19. Subsequent Events

In March 2022, the Company entered into an agreement with the CFF for an award of up to $15.9 million to fund the ongoing global Phase 2 clinical development of ELX-02 in CF. We received an upfront payment of $7.0 million in March 2022. The remaining $8.9 million of the award will be payable upon the achievement of certain clinical development milestones. Upon successful commercialization of ELX-02, the Company will pay the CFF royalties based on future sales tiered on the actual amount of funding from the CFF.