Form 10-Q
period 2022-03-31
Eloxx Pharmaceuticals, Inc.
filed 2022-05-06
CIK 1035354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

On May 3, 2022, the registrant had 86,653,089 shares of common stock, $0.01 par value per share, outstanding.

ELOXX PHARMACEUTICALS, INC.

i

Special Note Regarding Forward-Looking Statements

Eloxx Pharmaceuticals, Inc., together with its subsidiaries, is collectively referred to herein as “we,” “our,” “us,” “Eloxx” or the “Company,” Hyperlinks and web addresses are provided as a convenience and for informational purposes only. Eloxx bears no responsibility for the security or content of external websites.

This Quarterly Report on Form 10-Q, and information incorporated herein, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of present and historical facts contained in this Report, including without limitation statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. Without limiting the foregoing, in some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “will,” “would,” “should,” “expect,” “exploring,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “seeks,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. No forward-looking statement is a guarantee of future results, performance, or achievements, and one should avoid placing undue reliance on such statements.

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to:

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
•

those identified in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Annual Report”).

Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risks and uncertainties.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. You should not rely upon forward-looking statements as predictions of future events. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Unless required by law, we will not undertake and we specifically disclaim any obligation to release publicly the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of events, whether or not anticipated. In that respect, we wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made.

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

RISK FACTOR SUMMARY

The following is a summary of the principal risks of an investment in our common stock. This summary does not list all the risks that we face. Additional discussion of the risks summarized below follow directly under the heading “Risk Factors” and should be carefully considered, together with other information in our 2021 Annual Report on Form 10-K and our other filings with the SEC before making an investment decision regarding our common stock.

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

•	If we are unable to develop and commercialize our product candidates, our business will be adversely affected.
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

•	Our recurring losses from operations raise substantial doubt regarding our ability to continue as a going concern.
•	Our stockholders may not realize a benefit from the Zikani Merger commensurate with the ownership dilution they experienced in connection with the Zikani Merger.
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

•	Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
•	Our stock price may be volatile, and purchasers of our common stock could incur substantial losses.

v

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Information

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$39,768	$42,268
Restricted cash	297	299
Prepaid expenses and other current assets	2,082	913
Total current assets	42,147	43,480
Property and equipment, net	206	216
Operating lease right-of-use asset	1,265	1,443
Total assets	$43,618	$45,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,903	$1,379
Accrued expenses	4,631	4,196
Advances from collaboration partners	10,723	3,723
Derivative liabilities	270	—
Current portion of operating lease liability	647	657
Total current liabilities	19,174	9,955
Long-term debt	12,120	11,996
Operating lease liability	638	804
Total liabilities	31,932	22,755
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued or outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value per share, 500,000,000 shares authorized, 87,074,455 and 87,071,324 shares issued and 86,653,089 and 86,649,958 shares outstanding as of March 31, 2022 and December 31, 2021, respectively	871	871
Common stock in treasury, at cost, 421,366 shares as of March 31, 2022 and December 31, 2021	(2,190)	(2,190)
Additional paid-in capital	262,948	262,026
Accumulated deficit	(249,943)	(238,323)
Total stockholders’ equity	11,686	22,384
Total liabilities and stockholders’ equity	$43,618	$45,139

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$7,899	$4,073
General and administrative	3,054	4,341
Total operating expenses	10,953	8,414
Loss from operations	(10,953)	(8,414)
Other expense, net	667	280
Net loss and comprehensive loss	$(11,620)	$(8,694)

Net loss per share, basic and diluted	$(0.13)	$(0.22)
Weighted average number of shares of common stock used in computing net loss per share, basic and diluted	86,651,036	40,180,131

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(11,620)	$(8,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	922	1,308
Depreciation	21	16
Amortization of operating lease right-of-use asset	177	132
Amortization of debt discount	124	110
Change in fair value of derivative liabilities	270	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,169)	(460)
Accounts payable	1,525	4
Accrued expenses	434	31
Operating lease liabilities	(175)	(132)
Net cash used in operating activities	(9,491)	(7,685)
Cash flows from investing activities:
Purchase of property and equipment	(11)	—
Net cash (used in) provided by investing activities	(11)	—
Cash flows from financing activities:
Repayment of term loan principal	—	(1,250)
Proceeds from advances from collaboration partners	7,000	2,606
Payment for settlement of taxes upon vesting of restricted stock units	—	(94)
Net cash provided by financing activities	7,000	1,262
Increase (decrease) in cash, cash equivalents and restricted cash	(2,502)	(6,423)
Cash, cash equivalents and restricted cash at the beginning of the period	42,567	24,724
Cash, cash equivalents and restricted cash at the end of the period	$40,065	$18,301

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets:
Cash and cash equivalents	$39,768	$18,247
Restricted cash	297	54
Total cash, cash equivalents and restricted cash	$40,065	$18,301

Supplemental disclosure of cash flow activities:
Cash paid for interest	$297	$144

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common stock				Treasury stock
	Shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Shares	Amount	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2021	86,649,958	$871	$262,026	$—	(421,366)	$(2,190)	$(238,323)	$22,384
Vesting of restricted stock units	3,131	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	922	—	—	—	—	922
Net loss	—	—	—	—	—	—	(11,620)	(11,620)
Balance at March 31, 2022	86,653,089	$871	$262,948	$—	(421,366)	$(2,190)	$(249,943)	$11,686

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

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business

  Eloxx Pharmaceuticals, Inc., together with its subsidiaries (collectively “Eloxx” or the “Company”), is a clinical-stage biopharmaceutical company engaged in the science of ribosomal modulation. The Company is developing novel small molecule drug candidates from its library of unique Ribosome Modulating Agents (“RMAs”) and Eukaryotic Ribosomal Selective glycosides (“ERSGs”), for the treatment of a subset of rare and ultra-rare diseases and cancers characterized by genetic mutations that cause defects in protein translation. Specifically, the Company is targeting premature stop codon mutations and ribosomal mutations. Premature stop codons are point mutations that disrupt the stability of the impacted messenger RNA (mRNA) and the protein synthesis from that mRNA. Additionally, certain mutations of the ribosome disrupt normal protein translation and are drivers of a subset of cancers. On April 1, 2021, the Company acquired Zikani Therapeutics, Inc. (“Zikani”), a preclinical stage biopharmaceutical company engaged in the science of ribosome modulation, leveraging its innovative TURBO-ZMTM chemistry technology platform to develop novel ribosome modulating agents (“RMAs”). The TURBO-ZMTM platform is designed to enable rapid synthesis of novel macrolides that can be optimized to modulate the human, bacterial or viral ribosomes to treat rare diseases and cancers with certain ribonucleic acid (“RNA”) and ribosomal mutations.

The Company is headquartered in Watertown, Massachusetts, with additional operations in Israel and Australia.

Liquidity and Going Concern

 The Company has a history of net losses and negative cash flows from operating activities since inception, and as of March 31, 2022, had an accumulated deficit of $249.9 million. The Company expects to continue to incur net losses and use cash in its operations for the foreseeable future. The Company has not generated revenue from the sale of any product or service and does not expect to generate significant sales revenue unless and until it obtains marketing approval for and commercializes one or more of its product candidates currently in development. Successful transition to profitable operations is dependent upon achieving a level of revenue adequate to support the Company’s cost structure.

The Company has financed its operations primarily from the sale of equity securities and to a lesser extent, loans and grants. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital to fund its operations. In addition, as disclosed in Note 6, in September 2021, the Company entered into a Loan and Security Agreement for an aggregate principal amount of $30.0 million of which $12.5 million had been funded as of March 31, 2022. The term loan contains customary affirmative and negative covenants, which among others further described in Note 6, require the Company to maintain at all times a minimum qualified cash balance equaling amounts ranging from $6.3 million to $10.0 million plus qualified accounts payable (as defined).

As of March 31, 2022, the Company was in compliance with all debt covenants. However, the inherent uncertainties described above may impact the Company’s ability to remain in compliance with these covenants over the next twelve months. If the Company breaches its financial covenants and fails to secure a waiver or forbearance from the third-party lender, such breach or failure could accelerate the repayment of the outstanding borrowings under the Credit Agreement or the exercise of other rights or remedies the third-party lender may have under applicable law. No assurance can be provided a waiver or forbearance will be granted or the outstanding borrowings under the Loan and Security Agreement, will be successfully refinanced on terms that are acceptable to the Company.

The Company believes that its cash and cash equivalents of $39.8 million at March 31, 2022 will not be sufficient to maintain its current and planned operations for at least the next twelve months following the filing of this Quarterly Report on Form 10-Q. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, based on the Company’s current working capital, anticipated operating expenses and net losses and the uncertainties surrounding its ability to raise additional capital as needed, as discussed below, the Company believes that these conditions, in aggregate, raise substantial doubt about its ability to continue as a going concern for one year after the date these consolidated financial statements are issued.

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

2. Basis of Presentation and Significant Accounting Policies

The Company has prepared the accompanying unaudited interim condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”). These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the interim periods ended March 31, 2022 and 2021.

Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted, as permitted by such rules and regulations. These interim consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the interim periods ended March 31, 2022 and 2021.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 30, 2022 (the “2021 Annual Report”).

The significant accounting policies used in the preparation of these condensed consolidated financial statements are consistent with those described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2021 and the notes thereto in the Company’s 2021 Annual Report.

Recent Accounting Pronouncements

Although the FASB has issued several ASUs for which adoption dates are pending, the Company does not expect any to have any impacts on its consolidated financial statements.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Research and development	$415	$413
Insurance	1,065	123
Other	602	377
Total	$2,082	$913

4. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Computers and software	$31	$31
Office furniture and equipment	27	27
Laboratory equipment	221	221
Leasehold improvements	88	88
Assets in progress	31	20
	398	387
Less accumulated depreciation	(192)	(171)
Property and equipment, net	$206	$216

Depreciation expense was $21 thousand and $16 thousand for the three months ended March 31, 2022 and 2021, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Research and development expenses	$3,374	$1,849
Payroll other employee-related expenses	528	1,615
Professional services	380	489
Other	245	141
Interest on debt	104	102
Total	$4,631	$4,196

6. Debt

Hercules Term Loan

On September 30, 2021, the Company entered into a Loan and Security Agreement, dated as of September 30, 2021 (the “Hercules Loan Agreement”) with Hercules Capital, Inc. (“Hercules” or the “Lender”).

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

The Hercules Loan Agreement contains customary affirmative and negative covenants which, among other things, requires the Company to maintain at all times a minimum qualified cash balance equaling amounts ranging from $6.3 million to $10.0 million plus qualified accounts payable (as defined) and limits the Company’s ability to (i) incur additional indebtedness, (ii) pay dividends or make certain distributions, (iii) dispose of its assets, grant liens or encumber its assets or (iv) fundamentally alter the nature of its business. These covenants are subject to a number of exceptions and qualifications. The Company was in compliance with all debt covenants at March 31, 2022.

The Hercules Loan Agreement also contains customary events of default, including the Company’s failure to make any principal or interest payments when due, the occurrence of certain bankruptcy or insolvency events or a breach of the covenants. Upon the occurrence of an event of default, Hercules may, among other things, accelerate the Company’s obligations under the Hercules Loan Agreement.

As of March 31, 2022, the carrying value of the outstanding loan consists of $12.5 million in principal less an unamortized debt discount of $1.2 million. The debt issuance costs and the final maturity payment of $0.8 million, have been recorded as a debt discount which are being accreted to interest expense through the maturity date of the loan. Interest expense relating to the loan for the three months ended March 31, 2022 and 2021 was $0.4 million and $0, respectively. Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of the debt discount. At March 31, 2022, the effective interest rate was 15.25%.

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

On September 30, 2021, in connection with the funding of the Hercules Term Loan Tranche 1 Advance and pursuant to a Payoff Letter dated September 30, 2021, the Company voluntarily repaid in full the carrying value of the outstanding loan consisting of $6.7 million of principal, a final maturity payment of $0.9 million, and early termination fees of $0.1 million from funds received under the Hercules Loan Agreement. The debt issuance costs, the valuation of the warrants, and the final maturity payment of $0.9 million, had been recorded as a debt discount which was being accreted to interest expense through the maturity date of the loan. The remaining unamortized debt discount of $0.2 million and early termination fees were accounted for as a loss on debt extinguishment and included in other income and expense in the statement of operations for the year ended December 31, 2021. Interest expense relating to the loan for three months ended March 31, 2021, was $0.3 million. Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of the debt discount.  At March 31, 2021, the effective interest rate was 10.85%.

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

The Company’s scheduled future principal payments for the long-term debt are as follows (in thousands):

March 31,
2022
Remainder of 2022	$—
2023	4,204
2024	6,101
2025	2,195
Total future principal payments	12,500
Less unamortized discount	(1,199)
Carrying value of long-term debt	11,301
Less current portion	-
Add final fee due at maturity in 2023	819
Long-term portion	$12,120

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

Cystic Fibrosis Foundation

During 2019, the Company received a funding award (the “2019 CFF Award”) from the Cystic Fibrosis Foundation (“CFF”) and entered into an agreement relating to the award, which agreement was amended in December 2020 providing for an additional award amount. Payment of award amounts are subject to the achievement of certain milestones in connection with the Company’s cystic fibrosis development program. The Company will be required to repay amounts received from the CFF (or specified multiples of such amounts) in certain circumstances, including as royalties on net sales, and, in the event of a disposition of the underlying asset.  The funding provided to the Company is accounted for as an advance from a collaboration partner within the scope of ASC Topic 730, “Research and Development.” As of December 31, 2021, the Company received payments of $3.4 million, which are recorded as Advances from collaboration partners in the accompanying condensed consolidated financial statements. In March 2022, the Company entered into an agreement with the CFF to amend the 2019 CFF Award to provide for up to an additional $15.9 million to fund the ongoing global Phase 2 clinical development of ELX-02 in cystic fibrosis (the “2022 CFF Agreement”). The Company received an upfront payment of $7.0 million in March 2022, which was recorded as Advances from collaboration partners in the accompanying condensed consolidated financial statements. The remaining $8.9 million of the amended award may be disbursed to the Company by CFF upon the achievement of certain clinical development milestones. Upon successful commercialization of ELX-02 or any derivative products thereof, the Company will pay the CFF royalties up to 6% of net sales based on the on the actual amount of funding from the CFF. In addition, the 2022 CFF Agreement includes an embedded derivative arising from a provision that upon the occurrence of a change of control or sale or license of funded assets (each a disposition event), the Company would be required to pay the CFF 10% of the consideration received for the disposition event up to three times the amount of funds received from the CFF under the 2022 CFF Agreement.

In May 2021, the Company received an additional award from the CFF (the “2021 CFF Award”) to help identify optimized oral RMAs for further development in the treatment of cystic fibrosis patients with nonsense mutations. Payment of award amounts are subject to the achievement of certain milestones in connection with the Company’s oral RMA cystic fibrosis development program. The Company will be required to repay amounts received from the CFF (or specified multiples of such amounts) in certain circumstances, including as royalties on net sales, and, in the event of a disposition of the underlying asset. The funding provided to the Company is accounted for as an advance from a collaboration partner within the scope of ASC Topic 730, “Research and Development.” As of March 31, 2022 and December 31, 2021, the Company received payments of $0.3 million under this award, which are recorded as Advances from collaboration partners in the accompanying condensed consolidated financial statements. The 2021 CFF Award includes an embedded derivative arising from a provision that upon the occurrence of a change of control or sale or license of funded assets (each a disposition event) the Company would be required to pay the CFF 20% of the consideration received for the disposition event up to eight times the amount of funds received from the CFF under the 2021 CFF Agreement.

The fair value of the embedded derivatives related to the 2019 CFF Award and the 2021 CFF Award as described above were concluded to be de minimis as of December 31, 2021. In conjunction with the 2022 CFF Agreement, the Company estimated the fair value of the embedded derivatives to be $0.3 million as of March 31, 2022 and has recognized this amount in the condensed consolidated balance sheet as derivative liabilities with the corresponding expense recognized as change in fair value of derivative liabilities in other expense, net, in the condensed consolidated statements of operations for the three months ended March 31, 2022.

8. Stockholders’ Equity

Warrants

As of March 31, 2022 and December 31, 2021, 323,892 warrants to purchase common stock were outstanding, with a weighted average exercise price of $4.31 per share. The weighted average remaining contractual life at March 31, 2022 was 1.49 years.

9. Stock-based Compensation

Summary of Stock Option Activity

Transactions related to stock options awarded to employees and directors during the three months ended March 31, 2022 were as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding at December 31, 2021	8,904,444	$5.24	7.23	$254,223
Granted	3,269,497	0.46
Forfeited	(43,161)	23.18
Options outstanding at March 31, 2022	12,130,780	$3.89	7.76	$580,846
Options exercisable at March 31, 2022	2,930,696	$10.94	2.69	$254,223

The aggregate intrinsic value represents the total intrinsic value (the difference between the fair value of the common stock as of March 31, 2022 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2022. This amount is impacted by changes in the fair value of the common stock.

Summary of Restricted Stock Unit Activity

Activity related to restricted stock units awarded to employees during the three months ended March 31, 2022 were as follows:

	Shares	Weighted average grant date fair value per share
Unvested at December 31, 2021	6,263	$15.02
Vested	(3,131)	15.02
Unvested at March 31, 2022	3,132	$15.02

Stock-based Compensation Expense

Stock-based compensation relates to non-employee directors and non-employees, time-based restricted stock units granted and performance-based stock options and restricted stock units granted . Total equity-based compensation expense related to all of the Company’s stock-based awards was recognized as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$360	$241
General and administrative	562	1,067
Total stock-based compensation expense	$922	$1,308

10. Fair Value of Financial Instruments

At March 31, 2022 and December 31, 2021, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents. During the three months ended March 31, 2022, the Company did not have any transfers of financial assets between levels, as defined in Note 2 –Summary of Significant Accounting Policies to the Company’s audited consolidated financial statements as of and for the year ended December 31, 2021 included in the Company’s 2021 Annual Report.

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

The Company is party to certain funding awards with the Cystic Fibrosis Foundation, which contain embedded derivatives (refer to Note 7). The Company has determined the fair value of these embedded derivatives using a Monte Carlo simulation of the occurrence of a disposition event. The Company has used observable input assumptions such as the amount of funding, the Royalty Cap, as well as unobservable assumptions such as the time to occurrence of 3 years, as well as the probability of occurrence of a disposition event. The table below provides a rollforward of the fair value of the embedded derivatives, a Level 3 fair value estimate (in thousands):

Three Months Ended March 31,
2022
Fair value of embedded derivatives, beginning of period	$-
Change in fair value of derivative liabilities	270
Fair value of embedded derivatives, end of period	$270

11. Other Expense, Net

Other expense, net consisted of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Interest and other expense	$404	$260
Interest and other income	(14)	-
Foreign currency exchange losses	7	20
Change in fair value of derivative liabilities	270	-
Total other expense, net	$667	$280

12. Net Loss Per Share

The loss and the weighted average number of shares used in computing basic and diluted net loss per share for the periods, are as follows (amounts in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(11,620)	$(8,694)
Denominator:
Weighted average number of shares of common stock used in computing net loss per share, basic and diluted	86,651,036	40,180,131
Net loss per share, basic and diluted	$(0.13)	$(0.22)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as their effect would be anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Options to purchase common stock	12,130,780	4,394,283
Restricted stock units	3,132	268,156
Warrants	323,892	323,892
Total potential common stock equivalents	12,457,804	4,986,331

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as the audited consolidated financial statements and the related notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Annual Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Please see the sections “Special Note Regarding Forward-Looking Statements,” “Summary Risk Factors,” and Part II, Item 1A. “Risk Factors” herein.

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

In March 2022, we entered into an agreement with the Cystic Fibrosis Foundation (“CFF”) for an award of up to $15.9 million to fund the ongoing global Phase 2 clinical development of ELX-02 in CF. We received an upfront payment of $7.0 million in March 2022. The remaining $8.9 million of the award will be payable upon the achievement of certain clinical development milestones. If we successfully commercialize ELX-02, we agreed to pay the CFF royalties based on future sales tiered on the actual level of funding from the CFF.

Acquisition of Zikani Therapeutics, Inc.

On April 1, 2021, the Company acquired Zikani Therapeutics, Inc. (“Zikani” and such acquisition, the “Zikani Merger”)), a company in preclinical development and engaged in the science of ribosome modulation, leveraging its innovative TURBO-ZMTM chemistry technology platform to develop novel RMAs as potential therapeutics for diseases with limited treatment options. The TURBO-ZMTM platform is designed to enable rapid synthesis of novel compounds that can be optimized to modulate the ribosome in a disease specific manner. The TURBO-ZMTM synthetic chemistry platform can design oral novel macrolide-based small molecules that are potent oral modulators with favorable therapeutic indices. Macrolides are antibiotics that inhibit protein synthesis in bacteria.

As a result of the Zikani Merger in April 2021, we expect the Company to emerge as a leader in the science of ribosome modulation through our complementary platforms and continued development of our library of RMAs and ERSGs. ELX-02, is a small molecule drug candidate designed to restore production of full-length functional proteins. The investigational therapy has shown strong activity across a full range of mutations in CF preclinical models. In Phase 1 testing, ELX-02 was generally well tolerated and demonstrated high bioavailability with consistent pharmacokinetics across both single and multiple-dose studies. The Phase 2 trials are designed to validate the safety of ELX-02 and assess its biological activity.

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

Under the terms of the Agreement and Plan of Merger, the Company issued 7,596,810 shares of common stock in exchange for all of the issued and outstanding equity interests of Zikani (the “Merger Consideration”). The Zikani Merger was accounted for as an asset acquisition with acquired in-process research and development which was immediately expensed.

Results of Operations

Three Months Ended March 31, 2022, Compared to Three Months Ended March 31, 2021

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,		Change
	2022	2021	$	%
Operating expenses:
Research and development	$7,899	$4,073	$3,826	94%
General and administrative	3,054	4,341	(1,287)	(30)%
Total operating expenses	10,953	8,414	2,539	30%
Loss from operations	(10,953)	(8,414)	(2,539)	30%
Other expense, net	667	280	387	138%
Net loss	$(11,620)	$(8,694)	$(2,926)	34%

Research and development expense

Research and development expenses were $7.9 million for the three months ended March 31, 2022 compared to $4.1 million for the same period in 2021, an increase of $3.8 million. The increase was primarily related to an increase of $1.9 million related to our preclinical activities, an increase of $0.4 million related to clinical trials, an increase of $0.6 million in employee salaries and benefits, an increase of $0.1 million related to stock-based compensation, and an increase of $0.8 million in overhead and infrastructure costs.

General and administrative expenses

General and administrative expenses were $3.1 million for the three months ended March 31, 2022, compared to $4.3 million for the same period in 2021, a decrease of $1.3 million. The decrease was primarily related to a $0.5 million decrease in salaries and other personnel related costs, a $0.5 million decrease in stock-based compensation expense, a decrease of $0.2 million related to external consultant and professional fees, and a decrease of $0.1 million related to overhead and infrastructure costs.

Other expense, net

We recorded $0.7 million in other expense, net for the three months ended March 31, 2022, compared to $0.3 million for the same period in 2021. The increase in other expense, net, was primarily due to the recognition of $0.3 million of derivative liabilities related to the CFF awards and a $0.1 million increase in interest expense under the Hercules Term Loan (as defined below).

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

  We have incurred significant operating losses to date and have not generated revenue from sales of any products or services. Our net losses were $11.6 million and $8.7 million for the three months ended March 31, 2022, and 2021. As of March 31, 2022, we had an accumulated deficit of $249.9 million. We have financed our operations primarily through the issuance of equity instruments, and to a lesser extent, from loans and grants. We have devoted substantially all of our financial resources and efforts to the development of our product candidates. We expect that it may be several years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. We expect to continue to incur significant expenses and operating losses for the foreseeable future. A successful transition to profitable operations is dependent upon achieving a level of revenue adequate to support our cost structure. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses may increase if, and as, we:

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

Although the impact of the COVID-19 pandemic on clinical operations and trial enrollment cannot fully be determined, we believe that our cash and cash equivalents of $39.8 million at March 31, 2022, which includes the upfront payment of $7.0 million received from the Cystic Fibrosis Foundation (“CFF”) is not sufficient to maintain our current and planned operations for at least the next twelve months following the filing of this Quarterly Report on Form 10-Q. We will need to raise additional capital to finance our operations, which cannot be assured. We have concluded that these conditions, in aggregate, raise substantial doubt about our ability to continue as a going concern without additional funding through one year after the date of the financial statements included in the Quarterly Report on Form 10-Q.

Principal Financing Activities

On September 30, 2021, we entered into a Loan and Security Agreement with Hercules Capital, Inc., (“Hercules” or the “Lender”), Hercules agreed to extend term loans (the “Hercules Term Loan”) to the Company in an aggregate principal amount of up to $30.0 million, comprised of three tranches, of which $12.5 million had been funded as of March 31, 2022. The remaining tranches totaling $17.5 million will be available to the Company based on achieving certain clinical and equity milestones during defined time periods. We will pay interest only on the outstanding principal on a monthly basis for the first 18 months of the agreement, which may be extended for an additional 12 months upon the achievement of certain milestones. Any amounts outstanding under the term loan advances, if not repaid sooner, are due and payable on April 1, 2025. On any date that we partially repay the outstanding obligations, the Company shall pay the Lenders a charge equal to 6.55% of the original principal amount.

The Hercules Term Loan contains customary affirmative and negative covenants, which among others requires us to maintain at all times a minimum qualified cash balance equaling amounts ranging from $6.3 million to $10.0 million plus qualified accounts payable. As of March 31, 2022 we were in compliance with all debt covenants. However, the inherent uncertainties described above may impact our ability to remain in compliance with these covenants over the next twelve months. If we breach our financial covenants and fail to secure a waiver or forbearance from the third-party lender, such breach or failure could accelerate the repayment of the outstanding borrowings under the Hercules Term Loan or the exercise of other rights or remedies the third-party lender may have under applicable law. No assurance can be provided that a waiver or forbearance will be granted or that the outstanding borrowings under the Hercules Term Loan, will be successfully refinanced on terms that are acceptable to the Company.

As previously noted, in March 2022, we entered into an agreement with the CFF for an award of up to $15.9 million to fund the ongoing global Phase 2 clinical development of ELX-02 in CF. We received an upfront payment of $7.0 million in March 2022. The remaining $8.9 million of the award will be payable upon the achievement of certain clinical development milestones. Upon the successful commercialization of ELX-02, we will pay the CFF royalties based on future sales tiered on the actual level of funding from the CFF.

On September 30, 2021, we entered into a Sales Agreement with SVB Leerink, LLC (“SVB Leerink”) pursuant to which the Company may offer and sell up to $50.0 million of shares of its common stock (the “ATM Shares”) from time to time, through an “at the market offering” program (the “ATM Program”), under which SVB Leerink will act as sales agent. Pursuant to the Sales Agreement, the Company will set the parameters for the sale of ATM Shares, including the number of ATM Shares to be issued, the time period during which sales are requested to be made, limitations on the number of ATM Shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Company is not obligated to make any sales of Shares under the ATM Program. The Company has not sold any shares under the ATM Program as of March 31, 2022.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(9,491)	$(7,685)
Net cash (used in) provided by investing activities	(11)	-
Net cash provided by financing activities	7,000	1,262

Our operating activities used cash of $9.5 million and $7.7 million during the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022, net cash used in operating activities resulted primarily from our net loss of $11.6 million and changes in working capital of $0.6 million, partially offset by total non-cash charges of $1.5 million. Non-cash charges primarily related to $0.9 million of stock-based compensation, $0.2 million of amortization of lease assets, $0.3 million of derivative liabilities, and $0.1 million of debt discount amortization. For the three months ended March 31, 2021, net cash used in operating activities resulted primarily from our net loss of $8.7 million and changes in working capital of $0.5 million, partially offset by total non-cash charges of $1.5 million. Non-cash charges primarily related to $1.3 million of stock-based compensation, $0.1 million of amortization of lease assets, and $0.1 million of debt discount amortization.

We had no material investing activities during the three months ended March 31, 2022 and 2021.

Our financing activities provided cash of $7.0 million during the three months ended March 31, 2022 and provided cash of $1.3 million during the three months ended March 31, 2021. For the three months ended March 31, 2022, net cash provided by financing activities consisted primarily of $7.0 million in advances received from the CFF. For the three months ended March 31, 2021, net cash provided by financing activities consisted primarily of $1.3 million in term loan principal repayments and $2.6 million in advances received from collaboration partners.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported expense during the reporting periods. We monitor and analyze these items for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our condensed consolidated financial statements presented in this Report are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our 2021 Annual Report and Note – Basis of Presentation and Significant Accounting to our financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

There have been no material changes to our critical accounting policies through March 31, 2022 from those discussed in our 2021 Annual Report.

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

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and interim Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, before you decide to purchase our common stock. If any of the possible adverse events described below actually occurs, we may be unable to conduct our business as currently planned and our financial condition and operating results could be harmed. In addition, the trading price of our common stock could decline due to the occurrence of any of the events described below, and you may lose all or part of your investment. Additional risks that we currently do not know about, or that we currently believe immaterial, may also impair our business.

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

The ability of the FDA and foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s and foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies, such as the EMA relocation to Amsterdam and resulting staff changes may also slow the time necessary for new drugs or modifications to approved drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business.  For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

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

We have a history of net losses and negative cash flows from operating activities since inception and, as of March 31, 2022, had an accumulated deficit of $249.9 million. We have financed our operations primarily through equity securities, and to a lesser extent from loans and grants. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it will be several years, if ever, before we receive regulatory approval for commercialization of a product candidate. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

For the three months ended March 31, 2022, our net losses were $(11.6) million and as of March 31, 2022, we had an accumulated deficit of $(249.9) million. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of our product candidates, conducting preclinical studies and clinical trials, and our administrative organization. We will require substantial additional financing to fund our operations and to continue to execute our strategy, and we will pursue a range of options to secure additional capital. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date of the issuance of the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Public health epidemics or widespread outbreaks of contagious diseases could adversely impact our business. Any outbreak of contagious diseases, and other adverse public health developments, such as the COVID-19 pandemic, could impact our operations depending on future developments, which are highly uncertain, largely beyond our control and cannot be predicted with certainty. These uncertain factors include the duration of the outbreak, new information which may emerge concerning the severity of the disease and the actions to contain or treat its impact, could adversely impact our operations, including among others, conduct of our clinical trials, employee mobility and productiveness, temporary closure of facilities, including clinical trial sites, our manufacturing capabilities, and third party service providers such as CROs, any of which could have an adverse impact on our business and our financial results. The COVID-19 pandemic has also adversely affected the conduct of our clinical trials. For example, on March 25, 2020, we announced that enrollment in our clinical trials had been paused temporarily in response to the COVID-19 pandemic in order to avoid unnecessary exposure in at-risk populations, to maintain the integrity of our study data and to support global healthcare providers in their commitment to ensure patient safety. On June 17, 2020, we announced that enrollment in our Phase 2 clinical trial in cystic fibrosis had resumed in Israel and Europe, and on August 12, 2020, had resumed in the United States. As the COVID-19 pandemic continues in the United States and elsewhere, we may experience additional disruptions that could severely impact our business, preclinical studies and clinical trials.

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

As of March 31, 2022, we owned or licensed 35 issued patents and 62 pending patent applications in the U.S. and abroad, not including U.S. provisional applications. However, with regard to the pending applications, the filing of a patent application does not mean that we will be issued a patent, or that any patent eventually issued will be as broad as requested in the patent application or sufficient to protect our technology. Any modification required to a currently pending patent application may delay the approval of such patent application which could have a material adverse effect on our business, results of operations and financial condition. In addition, there are a number of factors that could cause our current or future issued patents to become invalid or unenforceable or that could cause our pending patent applications to not be granted, including known or unknown prior art, deficiencies in the patent application or lack of originality of the technology. Our competitive position and future revenue will depend in part on our ability and the ability of our licensors and collaborators to obtain and maintain patent protection for our product candidates, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties. However, we cannot predict:

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

Pursuant to our 2018 Equity Incentive Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. As of March 31, 2022, individuals held share awards to purchase or receive an aggregate of 12,133,912 shares of our common stock. If our board of directors elects to increase the number of shares available for future grant by the maximum amount each year, our stockholders may experience additional dilution, which could have a negative effect on our share price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On March 30, 2022, the date we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, we became subject to the offering limits in General Instruction I.B.6 of Form S-3. As of the date of this Quarterly Report on Form 10-Q, the aggregate market value of our common stock held by non-affiliates pursuant to General Instruction I.B.6 of Form S-3 is $38,990,384, which was calculated based on 67,224,800 shares of our outstanding common stock held by non-affiliates and a price of $0.58 per share, the closing price of our common stock on April 4, 2022, which is the highest closing sale price of our common stock on the Nasdaq Global Market within the prior 60 days. Pursuant to General Instruction I.B.6 of Form S-3, in no event will we sell securities in public primary offerings on Form S-3 with a value exceeding one-third of our public float (as defined by General Instruction I.B.6) in any 12 calendar month period so long as our public float remains below $75.0 million. As a result of these limitations, we may currently only offer and sell shares of our common stock having an aggregate offering price of up to $12,996,794.66 pursuant to our ATM Program.  However, in the event that our public float increases or decreases, we may sell securities pursuant to the ATM Program in public primary offerings on Form S-3 with a value up to one-third of our public float, in each case calculated pursuant to General Instruction I.B.6. In the event that our public float increases above $75.0 million, we will no longer be subject to the limits in General Instruction I.B.6 of Form S-3.

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
Date: May 6, 2022

	by:	/s/ Daniel E. Geffken
Daniel E. Geffken
Interim Chief Financial Officer
(Principal Financial Officer)