Form 10-Q
period 2022-06-30
Eloxx Pharmaceuticals, Inc.
filed 2022-08-12
CIK 1035354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

781-577-5300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	ELOX	The Nasdaq Capital Market

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

On August 10, 2022, the registrant had 86,656,221 shares of common stock, $0.01 par value per share, outstanding.

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

This Quarterly Report on Form 10-Q, and information incorporated herein, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of present and historical facts contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. Without limiting the foregoing, in some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “will,” “would,” “should,” “expect,” “exploring,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “seeks,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. No forward-looking statement is a guarantee of future results, performance, or achievements, and one should avoid placing undue reliance on such statements.

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

MARKET AND INDUSTRY DATA

This Quarterly Report on Form 10-Q and the other documents incorporated herein by reference include statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe these industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data and disclaim responsibility for its content.

RISK FACTOR SUMMARY

The following is a summary of the principal risks of an investment in our common stock. This summary does not list all the risks that we face. Additional discussion of the risks summarized below follow directly under the heading “Risk Factors” and should be carefully considered, together with other information in our 2021 Annual Report and our other filings with the SEC before making an investment decision regarding our common stock.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Information

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$30,048	$42,268
Restricted cash	263	299
Prepaid expenses and other current assets	1,281	913
Total current assets	31,592	43,480
Property and equipment, net	190	216
Operating lease right-of-use asset	1,159	1,443
Total assets	$32,941	$45,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,934	$1,379
Accrued expenses	4,870	4,196
Current portion of long-term debt	1,125	—
Advances from collaboration partners	10,723	3,723
Derivative liabilities	166	—
Current portion of operating lease liability	686	657
Total current liabilities	19,504	9,955
Long-term debt, net of current portion	11,129	11,996
Operating lease liability	496	804
Total liabilities	31,129	22,755
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued or outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value per share, 500,000,000 shares authorized, 87,077,587 and 87,071,324 shares issued and 86,656,221 and 86,649,958 shares outstanding as of June 30, 2022 and December 31, 2021, respectively	871	871
Common stock in treasury, at cost, 421,366 shares as of both June 30, 2022 and December 31, 2021	(2,190)	(2,190)
Additional paid-in capital	263,692	262,026
Accumulated deficit	(260,561)	(238,323)
Total stockholders’ equity	1,812	22,384
Total liabilities and stockholders’ equity	$32,941	$45,139

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$7,651	$5,704	$15,550	$9,777
General and administrative	2,645	7,355	5,699	11,696
In process research and development	—	22,670	—	22,670
Total operating expenses	10,296	35,729	21,249	44,143
Loss from operations	(10,296)	(35,729)	(21,249)	(44,143)
Other expense, net	322	329	989	609
Net loss	$(10,618)	$(36,058)	$(22,238)	$(44,752)

Net loss per share, basic and diluted	$(0.12)	$(0.54)	$(0.26)	$(0.84)
Weighted average number of shares of common stock used in computing net loss per share, basic and diluted	86,654,120	66,389,865	86,652,587	53,357,401

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(22,238)	$(44,752)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	22,670
Stock-based compensation	1,666	5,343
Depreciation	44	56
Amortization of operating lease right-of-use asset	284	423
Amortization of debt discount	258	208
Loss on sales and disposals of property and equipment	—	84
Change in fair value of derivative liabilities	166	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(368)	(84)
Accounts payable	555	(75)
Accrued expenses	674	69
Merger related costs paid	—	(1,003)
Operating lease liabilities	(279)	(417)
Taxes payable	—	(4)
Net cash used in operating activities	(19,238)	(17,482)
Cash flows from investing activities:
Purchases of property and equipment	(18)	—
Cash acquired in merger transaction	—	2,145
Net cash (used in) provided by investing activities	(18)	2,145
Cash flows from financing activities:
Proceeds from advances from collaboration partners	7,000	2,606
Proceeds from underwritten public offerings, net of issuance costs	—	47,718
Repayment of term loan principal	—	(2,500)
Payment for settlement of taxes upon vesting of restricted stock units	—	(237)
Proceeds from exercises of stock options	—	6
Net cash provided by financing activities	7,000	47,593
(Decrease) Increase in cash, cash equivalents and restricted cash	(12,256)	32,256
Cash, cash equivalents and restricted cash at the beginning of the period	42,567	24,724
Cash, cash equivalents and restricted cash at the end of the period	$30,311	$56,980

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets:
Cash and cash equivalents	$30,048	$56,734
Restricted cash	263	246
Total cash, cash equivalents and restricted cash	$30,311	$56,980

Supplemental disclosure of cash flow activities:
Issuance of common stock in merger transaction	$—	$22,335
Cash paid for interest	$620	$273

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common stock			Treasury stock
	Shares	Amount	Additional paid-in capital	Shares	Amount	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2021	86,649,958	$871	$262,026	(421,366)	$(2,190)	$(238,323)	$22,384
Vesting of restricted stock units	3,131	—	—	—	—	—	—
Stock-based compensation expense	—	—	922	—	—	—	922
Net loss	—	—	—	—	—	(11,620)	(11,620)
Balance at March 31, 2022	86,653,089	$871	$262,948	(421,366)	$(2,190)	$(249,943)	$11,686
Vesting of restricted stock units	3,132	—	—	—	—	—	—
Stock-based compensation expense	—	—	744	—	—	—	744
Net loss	—	—	—	—	—	(10,618)	(10,618)
Balance at June 30, 2022	86,656,221	$871	$263,692	(421,366)	$(2,190)	$(260,561)	$1,812

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common stock			Treasury stock
	Shares	Amount	Additional paid-in capital	Shares	Amount	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2020	40,157,187	$404	$183,250	(193,735)	$(1,828)	$(171,596)	$10,230
Vesting of restricted stock units	57,687	—	—	(23,883)	(94)	—	(94)
Stock-based compensation expense	—	—	1,308	—	—	—	1,308
Net loss	—	—	—	—	—	(8,694)	(8,694)
Balance at March 31, 2021	40,214,874	$404	$184,558	(217,618)	$(1,922)	$(180,290)	$2,750
Exercise of stock options	3,525	—	6	—	—	—	6
Vesting of restricted stock units	53,224	—	—	(43,970)	(143)	—	(143)
Stock-based compensation expense	—	—	4,035	—	—	—	4,035
Issuance of common stock in connection with merger	7,596,810	76	22,259	—	—	—	22,335
Issuance of shares upon public offering	38,333,334	383	47,335	—	—	—	47,718
Net loss	—	—	—	—	—	(36,058)	(36,058)
Balance at June 30, 2021	86,201,767	$863	$258,193	(261,588)	$(2,065)	$(216,348)	$40,643

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

Liquidity and Going Concern

The Company has a history of net losses and negative cash flows from operating activities since its inception and, as of June 30, 2022, had an accumulated deficit of $260.6 million. The Company expects to continue to incur net losses and negative cash flows from its operations for the foreseeable future. The Company has not generated revenue from the sale of any product or service and does not expect to generate significant revenue unless it obtains marketing approval for and commercializes one or more of its product candidates currently in development. Successful transition to profitable operations is dependent upon achieving a level of revenue adequate to support the Company’s cost structure.

The Company has financed its operations primarily from the sale of equity securities and to a lesser extent, loans and grants. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital to fund its operations. In addition, as disclosed in Note 6, in September 2021, the Company entered into the Hercules Term Loan (as defined below) for an aggregate principal amount of $30.0 million of which $12.5 million had been funded as of June 30, 2022. The Hercules Term Loan Agreement contains customary affirmative and negative covenants, which among others further described in Note 6, require the Company to maintain at all times a minimum qualified cash balance equaling amounts ranging from $6.3 million to $10.0 million plus qualified accounts payable (as defined in the Hercules Term Loan Agreement).

As of June 30, 2022, the Company was in compliance with all debt covenants. However, the inherent uncertainties described above may impact the Company’s ability to remain in compliance with these covenants over the next twelve months. If the Company breaches its financial covenants and fails to secure a waiver or forbearance from the third-party lender, such breach or failure could accelerate the repayment of the outstanding borrowings under the Hercules Term Loan Agreement or the exercise of other rights or remedies the third-party lender may have under applicable law. No assurance can be provided a waiver or forbearance will be granted or the outstanding borrowings under the Hercules Term Loan Agreement, will be successfully refinanced on terms that are acceptable to the Company.

The Company believes that its cash and cash equivalents of $30.0 million at June 30, 2022 will not be sufficient to maintain its current and planned operations for at least the next twelve months following the filing of this Quarterly Report on Form 10-Q. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, based on the Company’s current working capital, anticipated operating expenses and net losses and the uncertainties surrounding its ability to raise additional capital as needed, as discussed below, the Company believes that these conditions, in aggregate, raise substantial doubt about its ability to continue as a going concern for one year after the date these condensed consolidated financial statements are issued.

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

     Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted, as permitted by such rules and regulations. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the interim periods ended June 30, 2022 and 2021.

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

The significant accounting policies used in the preparation of these condensed consolidated financial statements are consistent with those described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2021, and the notes thereto, in the Company’s 2021 Annual Report.

Recent Accounting Pronouncements

Although the FASB has issued several ASUs for which adoption dates are pending, the Company does not expect any to have any impacts on its consolidated financial statements.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Research and development	$164	$413
Insurance	704	123
Other	413	377
Total	$1,281	$913

4. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Computers and software	$26	$31
Office furniture and equipment	15	27
Laboratory equipment	251	221
Leasehold improvements	46	88
Assets in progress	—	20
	338	387
Less accumulated depreciation and amortization	(148)	(171)
Property and equipment, net	$190	$216

Depreciation expense was $22  thousand $40 thousand for the three months ended June 30, 2022 and 2021, respectively, and $44 thousand and $56 thousand for the six months ended June 30, 2022 and 2021, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Research and development expenses	$3,814	$1,849
Payroll and other employee-related expenses	468	1,615
Professional services	268	489
Interest on debt	111	102
Other	209	141
Total	$4,870	$4,196

6. Debt

Hercules Term Loan

On September 30, 2021, the Company entered into a Loan and Security Agreement, dated as of September 30, 2021 (the “Hercules Term Loan Agreement”) with Hercules Capital, Inc. (“Hercules” or the “Lender”).

The Lender extended term loans in an aggregate principal amount of up to $30.0 million, comprised of (i) a tranche 1 advance of $12.5 million (the “Tranche 1 Advance”), (ii) a tranche 2 advance of $7.5 million (the “Tranche 2 Advance”) and (iii) a tranche 3 advance of $10.0 million (the “Tranche 3 Advance”) (collectively, the “Term Loan Advances”). The Tranche 1 Advance under the Hercules Term Loan Agreement was funded on September 30, 2021. The Tranche 2 Advance is available at the Company’s election after the occurrence of certain milestone events relating to data from the clinical trials. The Tranche 2 Advance will remain available for funding until August 15, 2022. The Tranche 3 Advance is available subject to approval by the Lenders’ investment committee in its sole discretion. The Tranche 3 Advance will remain available for funding until, initially, April 1, 2023, and (i) upon the occurrence of certain milestone events relating to the Company’s receipt of net cash proceeds, October 1, 2023, and (ii) upon the occurrence of certain milestone events relating to the Company’s receipt of net cash proceeds and certain milestone events relating to data from the clinical trials, April 1, 2024.

As security for its obligations, the Company granted Hercules a continuing security interest in substantially all of the assets of the Company, subject to certain customary exceptions, including for intellectual property.

Any outstanding principal on the Term Loan Advances will accrue interest at a floating rate equal to the greater of (i) 9.50% per annum and (ii) the sum of 6.25% plus the prime rate, as published in The Wall Street Journal. On June 30, 2022, the interest rate was 11.0%. Interest payments are payable monthly following the funding of a Term Loan Advance. The Company will be required to make principal payments on the outstanding balance of the Term Loan Advances commencing on April 1, 2023 (the “Term Loan Amortization Date”) in 36 equal monthly instalments, plus interest; provided that if the Company has achieved the milestones described above, then the Term Loan Amortization Date will be automatically extended to October 1, 2023 or April 1, 2024, as applicable. Any amounts outstanding under the Term Loan Advances, if not repaid sooner, are due and payable on April 1, 2025 (the “Maturity Date”). On any date that the Company partially repays the outstanding obligations, the Company shall pay the Lenders a charge equal to 6.55% of the original principal amount.

The Company may prepay the outstanding principal amount of the Term Loan Advances at any time (in whole, but not in part), plus accrued and unpaid interest and a prepayment premium equal to (i) 3% of the principal amount outstanding if prepaid on or prior to the first anniversary of the date of Hercules Term Loan Agreement, (ii) 2% of the principal amount outstanding if prepaid after the first anniversary the date of Hercules Loan Agreement but on or prior to the second anniversary of the date of Hercules Loan Agreement, and (iii) 1% of the principal amount outstanding if prepaid after the second anniversary of the date of Hercules Loan Agreement but on or prior to the Maturity Date.

The Hercules Term Loan Agreement contains customary affirmative and negative covenants which, among other things, requires the Company to maintain at all times a minimum qualified cash balance equaling amounts ranging from $6.3 million to $10.0 million plus qualified accounts payable (as defined in the Hercules Term Loan Agreement) and limits the Company’s ability to (i) incur additional indebtedness, (ii) pay dividends or make certain distributions, (iii) dispose of its assets, grant liens or encumber its assets or (iv) fundamentally alter the nature of its business. These covenants are subject to a number of exceptions and qualifications. The Company was in compliance with all debt covenants at June 30, 2022.

The Hercules Loan Agreement also contains customary events of default, including the Company’s failure to make any principal or interest payments when due, the occurrence of certain bankruptcy or insolvency events or a breach of the covenants. Upon the occurrence of an event of default, Hercules may, among other things, accelerate the Company’s obligations under the Hercules Loan Agreement.

As of June 30, 2022, the carrying value of the outstanding loan consists of $12.5 million in principal less an unamortized debt discount of $1.1 million. The debt issuance costs and the final maturity payment of $0.8 million, have been recorded as a debt discount which are being accreted to interest expense through the maturity date of the loan. Interest expense relating to the loan for the three months ended June 30, 2022 and 2021 was $0.5 million and $0, respectively, and for the six months ended June 30, 2022 and 2021 was $0.9 million and $0, respectively. Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of the debt discount. At June 30, 2022, the effective interest rate was 16.58%.

 SVB Term Loan

On January 30, 2019, the Company entered into a Loan and Security Agreement in the amount of $15.0 million with Silicon Valley Bank (“SVB”) and WestRiver Innovation Lending Fund VIII, L.P.

Outstanding principal on the loan accrued interest at a floating rate equal to the greater of (i) 5.25% per annum and (ii) the sum of 2.5% plus the prime rate, as published in the Wall Street Journal. Interest payments are payable monthly. On June 30, 2021, the interest rate was 5.75%.

On September 30, 2021, in connection with the funding of the Hercules Term Loan Tranche 1 Advance and pursuant to a Payoff Letter dated September 30, 2021, the Company voluntarily repaid in full the carrying value of the outstanding loan consisting of $6.7 million of principal, a final maturity payment of $0.9 million, and early termination fees of $0.1 million from funds received under the Hercules Term Loan Agreement. The debt issuance costs, the valuation of the warrants, and the final maturity payment of $0.9 million, had been recorded as a debt discount which was being accreted to interest expense through the maturity date of the loan. The remaining unamortized debt discount of $0.2 million and early termination fees were accounted for as a loss on debt extinguishment and included in other income and expense in the statement of operations for the year ended December 31, 2021. Interest expense relating to the loan for three and six months ended June 30, 2021, was $0.3 million and $0.5 million, respectively. Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of the debt discount.

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

The Company’s scheduled future principal payments for the long-term debt are as follows (in thousands):

June 30,
2022
2022	$—
2023	4,204
2024	6,101
2025	2,195
Total future principal payments	12,500
Less unamortized discount	(1,065)
Carrying value of long-term debt	11,435
Less current portion	(1,125)
Add final fee due at maturity in 2023	819
Long-term portion	$11,129

7. Advances From Collaboration Partners, Legal and Other Contingencies

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. The Company is currently unaware of any material pending legal proceedings to which it is a party or of which its property is the subject. The Company accounts for its contingent liabilities in accordance with ASC Topic 450, “Contingencies”.

Cystic Fibrosis Foundation

During 2019, the Company received a funding award (the “2019 CFF Award”) from the Cystic Fibrosis Foundation (“CFF”) for up to $3.6 million and entered into an agreement relating to the award, which agreement was amended in December 2020 and March 2022. Payment of award amounts are subject to the achievement of certain milestones in connection with the Company’s cystic fibrosis development program. The Company will be required to repay amounts received from the CFF (or specified multiples of such amounts) in certain circumstances, including as royalties on net sales, and, in the event of a disposition of the underlying asset. The funding provided to the Company is accounted for as an advance from a collaboration partner within the scope of ASC Topic 730, “Research and Development.” As of December 31, 2021, the Company had received payments of $3.4 million, which are recorded as Advances from collaboration partners in the accompanying condensed consolidated financial statements. In March 2022, the Company entered into an agreement with the CFF to amend the 2019 CFF Award to provide for up to an additional $15.9 million to fund the ongoing global Phase 2 clinical development of ELX-02 in cystic fibrosis (the “2022 CFF Amendment”). The Company received an upfront payment of $7.0 million in March 2022, which was recorded as Advances from collaboration partners in the accompanying condensed consolidated financial statements. The remaining $8.9 million of the amended award may be disbursed to the Company by CFF upon the achievement of certain clinical development milestones. Upon successful commercialization of ELX-02 or any derivative products thereof, the Company will pay the CFF royalties up to 6% of net sales based on the on the actual amount of funding from the CFF and potential sales milestones. In addition, the 2022 CFF Agreement includes an embedded derivative arising from a provision that upon the occurrence of a change of control or sale or license of funded assets (each a disposition event), the Company would be required to pay the CFF 10% of the consideration received for the disposition event up to three times the amount of funds received from the CFF under the 2022 CFF Agreement.

In May 2021, the Company received an additional award from the CFF (the “2021 CFF Award”) for up to $2.6 million to help identify optimized oral RMAs for further development in the treatment of cystic fibrosis patients with nonsense mutations. Payment of award amounts are subject to the achievement of certain milestones in connection with the Company’s oral RMA cystic fibrosis development program. The Company will be required to repay amounts received from the CFF (or specified multiples of such amounts) in certain circumstances, including as royalties on net sales (with royalties capped at eight times the award amount received, the "Royalty Cap"), and, in the event of a disposition of the underlying asset. The funding provided to the Company is accounted for as an advance from a collaboration partner within the scope of ASC Topic 730, “Research and Development.” As of June 30, 2022 and December 31, 2021, the Company received payments of $0.3 million under this award, which are recorded as Advances from collaboration partners in the accompanying condensed consolidated financial statements. The 2021 CFF Award includes an embedded derivative arising from a provision that upon the occurrence of a change of control or sale or license of funded assets (each a disposition event) the Company would be required to pay the CFF 20% of the consideration received for the disposition event, and 10% for a sale or license event, up to eight times the amount of funds received from the CFF under the 2021 CFF Agreement.

The fair value of the embedded derivatives related to the 2019 CFF Award and the 2021 CFF Award as described above were concluded to be de minimis as of December 31, 2021. In conjunction with the 2022 CFF Agreement, the Company estimated the fair value of the embedded derivatives to be $0.2 million as of June 30, 2022 and has recognized this amount on the condensed consolidated balance sheet as derivative liabilities with the corresponding change in value of $0.1 million income and $0.2 million expense recognized as the change in fair value of derivative liabilities in other expense, net, in the condensed consolidated statements of operations for the three and six months ended June 30, 2022, respectively.

8. Stockholders’ Equity

Warrants

As of June 30, 2022 and December 31, 2021, 323,892 warrants to purchase common stock were outstanding, with a weighted average exercise price of $4.31 per share. The weighted average remaining contractual life at June 30, 2022 was 1.24 years.

ATM Program

On September 30, 2021, we entered into a Sales Agreement with SVB Leerink, LLC (“SVB Leerink”) pursuant to which the Company may offer and sell up to $50.0 million of shares of its common stock (the “ATM Shares”) from time to time, through an “at the market offering” program (the “ATM Program”), under which SVB Leerink will act as sales agent. Pursuant to the Sales Agreement, the Company will set the parameters for the sale of ATM Shares, including the number of ATM Shares to be issued, the time period during which sales are requested to be made, limitations on the number of ATM Shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Company is not obligated to make any sales of Shares under the ATM Program. The Company has not sold any shares under the ATM Program as of June 30, 2022.

9. Stock-based Compensation

Summary of Stock Option Activity

Transactions related to stock options awarded to employees and directors during the six months ended June 30, 2022 were as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding at December 31, 2021	8,904,444	$5.24	7.23	$254,223
Granted	3,269,497	0.46
Exercised	—	—
Forfeited	(1,645,501)	8.96
Options outstanding at June 30, 2022	10,528,440	$3.17	8.36	$254,223
Options exercisable at June 30, 2022	2,916,545	$7.57	6.21	$254,223

The aggregate intrinsic value represents the total intrinsic value (the difference between the fair value of the common stock as of June 30, 2022 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2022. This amount is impacted by changes in the fair value of the common stock.

Summary of Restricted Stock Unit Activity

Activity related to restricted stock units awarded to employees during the six months ended June 30, 2022 were as follows:

	Shares	Weighted average grant date fair value per share
Unvested at December 31, 2021	6,263	$15.02
Vested	(6,263)	15.02
Unvested at June 30, 2022	—	$-

Stock-based Compensation

Stock-based compensation relates to non-employee directors and non-employees, time-based restricted stock units granted and restricted stock units granted. Total stock-based compensation expense related to all of the Company’s stock-based awards was recognized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$325	$114	$685	$355
General and administrative	419	3,921	981	4,988
Total stock-based compensation expense	$744	$4,035	$1,666	$5,343

10. Fair Value of Financial Instruments

At June 30, 2022 and December 31, 2021, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents. During the three and six months ended June 30, 2022, the Company did not have any transfers of financial assets between levels, as defined in Note 2 –Summary of Significant Accounting Policies to the Company’s audited consolidated financial statements as of and for the year ended December 31, 2021 included in the Company’s 2021 Annual Report.

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

The Company is party to certain funding awards with the CFF, which contain embedded derivatives (refer to Note 7). The Company has determined the fair value of these embedded derivatives using a Monte Carlo simulation of the occurrence of a disposition event. The Company has used observable input assumptions such as the amount of funding, the Royalty Cap, as well as unobservable assumptions such as the time to occurrence of 3 years, as well as the probability of occurrence of a disposition event. The table below provides a rollforward of the fair value of the embedded derivatives, a Level 3 fair value estimate (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Fair value of embedded derivatives, beginning of period	$270	$-
Change in fair value of derivative liabilities	(104)	166
Fair value of embedded derivatives, end of period	$166	$166

11. Other Expense, Net

Other expense, net consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest and other expense	$475	$319	$879	$579
Interest and other income	(11)	-	(25)	-
Foreign currency exchange losses	(38)	10	(31)	30
Change in fair value of derivative liabilities	(104)	-	166	-
Total other expense, net	$322	$329	$989	$609

12. Net Loss Per Share

The net loss and the weighted average number of shares used in computing basic and diluted net loss per share for the periods, are as follows (amounts in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(10,618)	$(36,058)	$(22,238)	$(44,752)
Denominator:
Weighted average number of shares of common stock used in computing net loss per share, basic and diluted	86,654,120	66,389,865	86,652,587	53,357,401
Net loss per share, basic and diluted	$(0.12)	$(0.54)	$(0.26)	$(0.84)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as their effect would be anti-dilutive:

	Six Months Ended June 30,
	2022	2021
Options to purchase common stock	10,528,440	7,655,008
Restricted stock units	—	634,892
Warrants	323,892	323,892
Total potential common stock equivalents	10,852,332	8,613,792

13. Merger Accounting

On April 1, 2021, the Company, acquired Zikani (the “Zikani Merger”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”). Under the terms of the Merger Agreement, the Company issued 7,596,810 shares of common stock, $0.01 par value per share (“Eloxx Common Stock”), in exchange for all of the issued and outstanding equity interests of Zikani (the “Merger Consideration”). In addition, the Company issued 442,142 restricted stock units under the Eloxx Pharmaceuticals, Inc. 2018 Equity Incentive Plan (the “Equity Plan”) to certain employees of Zikani in respect of each individual’s prospective service as an officer, consultant or director of the Company.

The Company has been determined to be the acquiring company for accounting purposes and has concluded the Zikani Merger represents an asset acquisition by the Company of Zikani. To determine the accounting for this transaction under U.S. GAAP, a company must assess whether an integrated set of assets and activities will be accounted for as an acquisition of a business or an asset acquisition. The guidance requires an initial screen test to determine if substantially all of the relative fair value of the gross assets acquired is concentrated in a single asset or group of similar non-financial assets. If that screen is met, the set is not a business. In connection with the Zikani Merger, substantially all of the consideration paid is allocable to the fair value of acquired in-process research and development (“IPR&D”) and, as such, the acquisition is treated as an asset acquisition. Zikani’s assets and liabilities have been initially recognized by allocating the accumulated cost of the acquisition based on their relative fair values, as estimated in good faith by management.  The net assets acquired as of the transaction date has been combined with the assets, liabilities, and results of operations of the Company on consummation of the Zikani Merger. In accordance with ASC 730, Research and Development, the portion of the Merger Consideration allocated to the acquired IPR&D based on its relative fair value is included as an operating expense as there is no alternative future use.

The total consideration for the Zikani Merger is as follows (in thousands, except per share data):

Number of shares of Eloxx common stock issued to Zikani stockholders (1)		7,597
Actual closing price per share of Company common stock as reported on the Nasdaq Capital Market on April 1, 2021	$3.36
Adjusted for a discount for lack of marketability (“DLOM”) (1)	87.5%	$2.94
Fair value of common stock consideration		22,335
Transaction costs		1,003
Total purchase price		$23,338

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

Cash and cash equivalents	$1,954
Restricted cash	191
Prepaid expenses and other current assets	296
Operating lease right-of-use asset	1,810
Property and equipment (2)	192
Intangible assets (3)	467
Total Assets	4,910

Accounts payable	1,219
Accrued expenses	748
Current portion of operating lease liability	588
Operating lease liability	1,222
Total liabilities	3,777

Net assets acquired	1,133
In process research and development acquired (4)	22,205
Purchase price	23,338

(2)	Zikani’s property and equipment consists principally of laboratory and computer equipment, furniture and fixtures and leasehold improvements.
(3)	Employee-related intangible assets relate to Zikani’s assembled workforce acquired in the Zikani Merger.
(4)

IPR&D represents the allocated consideration based on the estimated fair value of Zikani’s IPR&D. In accordance with ASC 730, Research and Development, the fair value of IPR&D acquired in an asset acquisition with no alternative future use be allocated a portion of the consideration transferred and charged to expense at the acquisition date.

In addition, the Company incurred and expensed costs directly related to the Zikani Merger totaling approximately $1.0 million, of which $0.8 million and $1.0 million was incurred in the three and six months ended June 30, 2021, and is included in general and administrative expenses in the condensed consolidated statement of operations.

Since the closing date of the Zikani Merger, the results of Zikani’s operations have been included in the Company’s condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this Quarterly Report, as well as the audited financial statements and the related notes thereto, and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Annual Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Please see the sections “Forward-Looking Statements,” “Summary Risk Factors,” and Part II, Item 1A. “Risk Factors” herein.

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

We have multiple programs in our pipeline including a clinical program for the treatment of cystic fibrosis (“CF”) patients with nonsense (“Class 1 CF”) mutations, preclinical programs in Recessive Dystrophic (“RDEB”) and Junctional Epidermolysis Bullosa (“JEB”) and Familial Adenomatous Polyposis (“FAP”) and various earlier discovery stage programs in oncology. We are also actively looking to expand our programs by seeking new indications in other rare diseases for our lead compounds. In November 2021, we announced positive topline results from the monotherapy arms of a Phase 2 study evaluating the safety and activity of one of our ERSGs, ELX-02, in Class 1 CF patients with at least one G542X nonsense allele mutation. We have expanded this Phase 2 study to evaluate the safety and efficacy in Class 1 CF patients of a combination of ELX-02 and ivacaftor, an approved drug currently marketed for the treatment of certain CF patients under the trade name “Kalydeco.” The U.S. Food and Drug Administration (“FDA”) has granted Fast Track designation for ELX-02 for the treatment of CF patients with nonsense mutations. In addition, the FDA granted ELX-02 Orphan Drug Designation for the treatment of CF in July 2020 and based on the European Medicines Agency’s (“EMA”) positive opinion, the European Commission granted ELX-02 orphan medicinal product designation in September 2018.

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

Results of Operations

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Operating expenses:
Research and development	$7,651	$5,704	$1,947	34%	$15,550	$9,777	$5,773	59%
General and administrative	2,645	7,355	(4,710)	(64)%	5,699	11,696	(5,997)	(51)%
Acquired in-process research and development	—	22,670	(22,670)	(100)%	—	22,670	(22,670)	(100)%
Total operating expenses	10,296	35,729	(25,433)	(71)%	21,249	44,143	(22,894)	(52)%
Loss from operations	(10,296)	(35,729)	(25,433)	(71)%	(21,249)	(44,143)	(22,894)	(52)%
Other expense, net	322	329	(7)	(2)%	989	609	380	62%
Net loss	$(10,618)	$(36,058)	$25,440	(71)%	$(22,238)	$(44,752)	$22,514	(50)%

Research and development expense

Research and development expenses were $7.7 million for the three months ended June 30, 2022, compared to $5.7 million for the same period in 2021, an increase of $1.9 million. The increase was primarily related to a $0.7 million increase of expense related to subcontractors, advisors, and labs supplies in connection with preclinical research and development activities, a $0.8 million increase in clinical trial expenses related primarily to CFF funded activities, a $0.2 million increase in facility and overhead expenses, and a $0.2 million increase in stock-based compensation.

Research and development expenses were $15.6 million for the six months ended June 30, 2022 compared to $9.8 million for the same period in 2021, an increase of $5.8 million. The increase was primarily related to a $2.7 million increase in expenses related to subcontractors, advisors, and lab supplies in connection with preclinical research and development activities, a $1.3 million increase in clinical trial expenses related primarily to CFF funded activities, a $0.5 million increase in salaries and other personnel costs and an increase of $0.3 million of stock-based compensation expense, a $0.3 million increase in consulting expenses, and a $0.7 million increase in facility and overhead expenses.

General and administrative expenses

General and administrative expenses were $2.6 million for the three months ended June 30, 2022, compared to $7.4 million for the same period in 2021, a decrease of $4.7 million. The decrease was primarily related to a $1.9 million decrease in salaries and other personal related costs offset by an increase of $0.9 million in expenses attributable to professional and consulting fees as the Company reduced headcount and outsourced certain functions, a $3.5 million decrease in stock-based compensation expense due primarily to option modifications of former executives in 2021, and a $0.2 million decrease in facility and overhead expenses.

General and administrative expenses were $5.7 million for the six months ended June 30, 2022, compared to $11.7 million for the same period in 2021, a decrease of $6.0 million. The decrease was primarily related to a $2.4 million decrease in salaries and other personnel related costs, offset by an increase of $0.7 million in expenses attributable to professional and consulting fees as the Company reduced headcount and outsourced certain functions, a decrease of $4.0 million in stock-based compensation expense due primarily to option modifications of former executives in 2021, and a decrease of $0.3 million related to facility and overhead expenses.

Acquired in-process research and development

Acquired in-process research and development (“IPR&D”) expense of $22.7 million for the three and six months ended June 30, 2021 consists of the estimated fair value of the assets acquired and consideration given in connection with the acquisition of the Zikani’s IPR&D. As the assets acquired were in the research and development phase and were determined to not have any alternative future use, it was expensed as acquired IPR&D. There was no such expense for the three and six months ended June 30, 2022.

Other expense, net

We recorded $0.3 million in other expense, net, for each of the three months ended June 30, 2022 and 2021. We recorded $1.0 million in other expense, net for the six months ended June 30, 2022, compared to $0.6 million for the same period in 2021. The Company recognized an increase of $0.1 million and $0.3 million related to the Hercules Term Loan (defined below) for the three and six month periods ended June 30, 2022 as compared to the prior year periods, respectively. We recognized a $0.1 million decrease and a $0.2 million increase in the change in the fair value of derivative liabilities related to the CFF awards during the three and six month periods ended June 30, 2022 as compared to the prior year periods, respectively.

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

  We have incurred significant operating losses to date and have not generated revenue from sales of any products or services. Our net losses were $22.2 million and $44.8 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $260.6 million. We have financed our operations primarily through the issuance of equity instruments, and to a lesser extent, from loans and grants. We have devoted substantially all of our financial resources and efforts to the development of our product candidates. We expect that it may be several years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. We expect to continue to incur significant expenses and operating losses for the foreseeable future. A successful transition to profitable operations is dependent upon achieving a level of revenue adequate to support our cost structure. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses may increase if, and as, we:

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

We believe that our cash and cash equivalents of $30.0 million at June 30, 2022, are not sufficient to maintain our current and planned operations for at least the next twelve months following the filing of this Quarterly Report on Form 10-Q. We will need to raise additional capital to finance our operations, which cannot be assured. We have concluded that these conditions, in aggregate, raise substantial doubt about our ability to continue as a going concern without additional funding through one year after the date of the financial statements included in the Quarterly Report on Form 10-Q. See Note 1—Nature of the Business - Liquidity and Going Concern to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and Part II, Item 1A. Risk Factors – Our recurring losses from operations raise substantial doubt regarding our ability to continue as a going concern.

Principal Financing Activities

On September 30, 2021, we entered into a loan and security agreement (the “Hercules Term Loan Agreement”)
with Hercules Capital, Inc., (“Hercules” or the “Lender”), Hercules agreed to extend term loans (the “Hercules Term Loan”) to the Company in an aggregate principal amount of up to $30.0 million, comprised of three tranches, of which $12.5 million had been funded as of June 30, 2022. The remaining tranches totaling $17.5 million will be available to the Company based on achieving certain clinical and equity milestones during defined time periods. We will pay interest only on the outstanding principal on a monthly basis for the first 18 months of the agreement, which may be extended for an additional 12 months upon the achievement of certain milestones. Any amounts outstanding under the term loan advances, if not repaid sooner, are due and payable on April 1, 2025. On any date that we partially repay the outstanding obligations, the Company shall pay the Lenders a charge equal to 6.55% of the original principal amount.

The Hercules Term Loan Agreement contains customary affirmative and negative covenants, which among others requires us to maintain at all times a minimum qualified cash balance equaling amounts ranging from $6.3 million to $10.0 million plus qualified accounts payable. As of June 30, 2022 we were in compliance with all debt covenants. However, the inherent uncertainties described above may impact our ability to remain in compliance with these covenants over the next twelve months. If we breach our financial covenants and fail to secure a waiver or forbearance from the third-party lender, such breach or failure could accelerate the repayment of the outstanding borrowings under the Hercules Term Loan or the exercise of other rights or remedies the third-party lender may have under applicable law. No assurance can be provided that a waiver or forbearance will be granted or that the outstanding borrowings under the Hercules Term Loan, will be successfully refinanced on terms that are acceptable to the Company.

As previously noted, in March 2022, we entered into an agreement with the CFF for an award of up to $15.9 million to fund the ongoing global Phase 2 clinical development of ELX-02 in CF. We received an upfront payment of $7.0 million in March 2022. The remaining $8.9 million of the award will be payable upon the achievement of certain clinical development milestones. Upon the successful commercialization of ELX-02, we will pay the CFF sales milestones and royalties based on future sales tiered on the actual level of funding from the CFF.

On September 30, 2021, we entered into a Sales Agreement with SVB Leerink, LLC (“SVB Leerink”) pursuant to which the Company may offer and sell up to $50.0 million of shares of its common stock (the “ATM Shares”) from time to time, through an “at the market offering” program (the “ATM Program”), under which SVB Leerink will act as sales agent. Pursuant to the Sales Agreement, the Company will set the parameters for the sale of ATM Shares, including the number of ATM Shares to be issued, the time period during which sales are requested to be made, limitations on the number of ATM Shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Company is not obligated to make any sales of Shares under the ATM Program. The Company has not sold any shares under the ATM Program as of June 30, 2022.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(19,238)	$(17,482)
Net cash (used in) provided by investing activities	(18)	2,145
Net cash provided by financing activities	7,000	47,593

Our operating activities used cash of $19.2 million and $17.5 million during the six months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022, net cash used in operating activities resulted primarily from our net loss of $22.2 million partially offset by changes in working capital and total non-cash charges of $2.4 million. Non-cash charges during the six months ended June 30, 2022 primarily related to $1.7 million of stock-based compensation, $0.3 million of amortization of right-of-use assets, $0.3 million of debt discount amortization, and a recognized change in fair value of derivative liabilities of $0.2 million. Changes in working capital during the six months ended June 30, 2022 primarily related to a $0.4 million decrease in prepaid expenses, a $0.6 million increase in accounts payable and a $0.7 million increase in accrued expenses, and a decrease of $0.3 million in operating lease liabilities. For the six months ended June 30, 2021, net cash used in operating activities resulted primarily from our net loss of $44.8 million partially offset by changes in working capital and total non-cash charges of $28.5 million. Non-cash charges during the six months ended June 30, 2021 primarily related to $22.7 million of acquired in-process research and development, $5.3 million of stock-based compensation, $0.4 million of amortization of lease assets, and $0.2 million of debt discount amortization. Changes in working capital during the six months ended June 30, 2021 were primarily related to decreases of $0.1 million in prepaid expenses, $0.4 million in operating lease liabilities, and $1.0 million of merger related costs.

Our investing activities provided cash of $2.1 million during the six months ended June 30, 2021, related to the Zikani Merger. There were no material investing activities during the six months ended June 30, 2022.

Our financing activities provided cash of $7.0 million during the six months ended June 30, 2022 and $47.6 million during the six months ended June 30, 2021. For the six months ended June 30, 2022, net cash provided by financing activities consisted of $7.0 million in advances received from the CFF. For the six months ended June 30, 2021, net cash provided by financing activities consisted primarily of net proceeds of $47.7 million from our underwritten public offering of common stock in May 2021, $2.6 million in advances received from collaboration partners, offset by $2.5 million in term loan principal repayments under our term loan with Silicon Valley Bank which was repaid in September 2021, and $0.2 million related to the settlement of taxes upon vesting of restricted stock units.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these interim unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported expense during the reporting periods. We monitor and analyze these items for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our interim unaudited condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our 2021 Annual Report and Note 2 – Basis of Presentation and Significant Accounting to our financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

There have been no material changes to our critical accounting policies through June 30, 2022 from those discussed in our 2021 Annual Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to a “smaller reporting company”, as defined in Item 10(f)(1) of SEC Regulation S-K.

Item 4. Controls and Procedures

Limitations on Effectiveness of Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15€ and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and interim Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Further, we may experience delays in clinical trials of our product candidates. We do not know whether ongoing clinical trials will be completed on schedule or at all, or whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. We also cannot be sure that submission of an Investigational New Drug (“IND”) or similar application will result in the FDA, or other regulatory authority allowing clinical trials to begin in a timely manner, if at all. Moreover, issues may arise that could cause regulatory authorities to suspend or terminate such clinical trials. Clinical trials can be delayed for a variety of reasons, including delays related to:

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the European Union (“EU”) recently evolved. The EU Clinical Trials Regulation (“CTR”) which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application (“CTA”) to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials whose CTA was made under the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive will continue to apply on a transitional basis for three years. Additionally, sponsors may still choose to submit a CTA under either the Clinical Trials Directive or the CTR until January 31, 2023 and, if authorized, those will be governed by the Clinical Trials Directive until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as clinical research organizations (“CROs”), may impact our developments plans.

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may also be impacted.

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

Regulatory authorities in some jurisdictions, including the United States (“U.S.”) EU, may designate drugs for relatively small patient populations as orphan drugs in the U.S. and orphan medicinal products in the EU. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the U.S., or a patient population greater than

200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. Orphan drug designation must be requested before submitting an NDA.

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

In addition, the ongoing COVID-19 pandemic has and may in the future adversely affect enrollment in our clinical trials. On March 25, 2020, we announced that enrollment in our clinical trials had been paused temporarily in response to the COVID-19 pandemic in order to avoid unnecessary exposure in at-risk populations, to maintain the integrity of our study data and to support global healthcare providers in their commitment to ensure patient safety. On June 17, 2020, enrollment in our Phase 2 clinical trial in cystic fibrosis had resumed in Israel and Europe and, on August 12, 2020 had resumed in the United States. Any future additional costs as a result of delays in enrollment or failure to complete enrollment in accordance with our objectives could be significant and may have a material adverse impact on our financial condition and results of operations.

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

Separately, in response to the COVID-19 pandemic, in March 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic and foreign manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities. According to the guidance, the FDA may request such remote interactive evaluations where the FDA determines that remote evaluation would be appropriate based on mission needs and travel limitations. In July 2021, the FDA resumed standard inspectional operations of domestic facilities. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022. Under current legislation, the actual reduction in Medicare payments varies from 1% from April 1, 2022 through June 30, 2022, up to 3% in the final fiscal year of this sequester unless additional Congressional action is taken. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. More recently, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, beginning January 1, 2024.

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

We have a history of net losses and negative cash flows from operating activities since inception and, as of June 30, 2022, had an accumulated deficit of $260.6 million. We have financed our operations primarily through equity securities, and to a lesser extent from loans and grants. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it will be several years, if ever, before we receive regulatory approval for commercialization of a product candidate. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

For the three and six months ended June 30, 2022, our net losses were $10.6 million and $22.2 million, respectively and as of June 30, 2022, we had an accumulated deficit of $260.6 million. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of our product candidates, conducting preclinical studies and clinical trials, and our administrative organization. We will require substantial additional financing to fund our operations and to continue to execute our strategy, and we will pursue a range of options to secure additional capital. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date of the issuance of the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

The Hercules Term Loan Agreement contains customary affirmative and negative covenants which, among other things, requires the Company to maintain at all times a minimum qualified cash balance equaling amounts ranging from $6.3 million to $10.0 million and limits our ability to (i) incur additional indebtedness, (ii) pay dividends or make certain distributions, (iii) dispose of our assets, grant liens or encumber our assets or (iv) fundamentally alter the nature of our business. These covenants are subject to a number of exceptions and qualifications. If we breach these financial covenants and fail to secure a waiver or forbearance from the third-party lender, such breach or failure could accelerate the repayment of the outstanding borrowings under the Hercules Term Loan or the exercise of other rights or remedies the third-party lender may have under applicable law. No assurance can be provided a waiver or forbearance will be granted or the outstanding borrowings under the Hercules Term Loan, will be successfully refinanced on terms that are acceptable to the Company.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any dividends on our common stock and do not intend to pay any dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the operation of our business and for general corporate purposes. Further, the terms of the Hercules Term Loan Agreement limit us from paying dividends or making certain distributions. Any determination to pay dividends in the future will be at the discretion of our board of directors.

Our indebtedness and debt service obligations may adversely affect our cash flow.

We intend to fulfill our debt service obligations, including repayment of the principal of the Hercules Term Loan, from cash generated from our future operations, from our existing cash, and potential additional cash proceeds from our ATM Program or other future equity financings. Our indebtedness could have significant additional negative consequences, including requiring the dedication of a substantial portion of our expected cash flow to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes and limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete. If we are unable to generate sufficient cash to meet these obligations and need to use existing cash in order to fund our debt service obligations, including repayment of the principal, we may have to delay or curtail research and development programs.

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

Further, certain states have also adopted privacy and security laws and regulations, which govern the privacy, processing and protection of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act of 2018 (“CCPA”) went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Privacy Rights Act (“CPRA”) recently passed in California. The CPRA significantly amends the CCPA and will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia, Utah, Connecticut, and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Numerous other countries have also developed, or are developing, laws governing the collection, use and transmission of personal information. EU member states and other jurisdictions have adopted data protection laws and regulations, which impose significant compliance obligations. For example, in May 2018, the General Data Protection Regulation (“GDPR”) went into effect, which imposes strict requirements for processing the personal data of individuals within the European Economic Area (“EEA”). Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States; in July 2020, the Court of Justice of the EU (“CJEU”) limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (“SCCs”). The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. The new SCCs apply only to the transfer of personal data outside of the EEA and not the United Kingdom. The United Kingdom’s Information Commissioner’s Office has published new data transfer standard contracts for transfers from the United Kingdom under the United Kingdom GDPR. This new documentation will be mandatory for relevant data transfers from September 21, 2022; existing standard contractual clauses arrangements must be migrated to the new documentation by March 21, 2024. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

Since the beginning of 2021, after the end of the transition period following the United Kingdom’s departure from the EU, we are also subject to the United Kingdom GDPR (“UK GDPR”), which together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR imposes separate but similar obligations to those under the GDPR and comparable penalties, including fines of up to £17.5 million or 4% of a noncompliant company’s global annual revenue for the preceding financial year, whichever is greater. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and the European Commission adopted an adequacy decision in favor of the United Kingdom, enabling data transfers from EU member states to the United Kingdom without additional safeguards. However, the United Kingdom adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision. In September 2021, the United Kingdom government launched a consultation on its proposals for wide-ranging reform of United Kingdom data protection laws following Brexit and the response to this consultation was published in June 2022. There is a risk that any material changes which are made to the United Kingdom data protection regime could result in the European Commission reviewing the United Kingdom adequacy decision, and the United Kingdom losing its adequacy decision if the European Commission deems the United Kingdom to no longer provide adequate protection for personal data. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

The EU has also proposed a Regulation on Privacy and Electronic Communications, or ePrivacy Regulation, which, if adopted, would impose new obligations on the use of personal data in the context of electronic communications, particularly with respect to online tracking technologies and direct marketing. Additionally, the EU adopted the EU Clinical Trials Regulation, which came into effect on January 31, 2022. This regulation imposes new obligations on the use of data generated from clinical trials and enables European patients to have the opportunity to access information about clinical trials. Failure or perceived failure to comply with the GDPR, the UK GDPR, the ePrivacy Regulation, the EU Clinical Trials Regulations, and other countries’ privacy or data security-related laws, rules or regulations could result in significant regulatory penalties and fines, affect our compliance with contracts entered into with our partners, collaborators and other third-party payors, and could have an adverse effect on our reputation, business and financial condition.

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

The COVID-19 pandemic has caused us to modify our business practices, including permitting our employees to work from home. As a result, we are increasingly dependent upon our information technology systems to operate our business and our ability to effectively manage our business depends on the security, reliability and adequacy of our information technology systems and data, which includes use of cloud technologies. This increased remote usage of information systems increases the risks that our business may be disrupted due to a variety of reasons, including security breaches, power outages, unavailability of employees, use of non-company secured equipment and increased phishing and hack activity. However, despite these measures, and due to the ever-changing information cyber-threat landscape, we may be subject to data breaches through cyber-attacks. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. If our systems become compromised, we may not promptly discover the intrusion. Even if a compromise were identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

Like other companies in our industry, we and our service providers are from time to time subject to cyberattacks and security incidents, including malware and computer viruses. While we do not believe that we have experienced any significant system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in patient and other data and information becoming compromised, and we could lose sales for approved products, if any, and suffer reputational damage and loss of confidence by patients, investors and business partners. Such incidents may result in notification obligations to affected individuals and government agencies, legal claims or proceedings, and liability under federal and state laws that protect the privacy and security of personal information. Any one of these events, or similar events occurring through one of our vendors that maintain such information on our behalf, could cause our business to be materially harmed and our results of operations to be adversely impacted.

Our existing general liability and cyber liability insurance policies may not cover, or may cover only a portion of, any potential claims related to security breaches to which we are exposed or may not be adequate to indemnify us for all or any portion of liabilities that may be imposed. We also cannot be certain that our existing insurance coverage will continue to be available on acceptable terms or in amounts sufficient to cover the potentially significant losses that may result from a security incident or breach or that the insurer will not deny coverage of any future claim. Accordingly, if our cybersecurity measures, and those of our service providers, fail to protect against unauthorized access, attacks (which may include sophisticated cyberattacks) and the mishandling of data by our employees and third-party service providers, then our reputation, business, results of operations and financial condition could be adversely affected.

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

The success of our business is dependent in large part on our continued ability to attract and retain our senior management, and other highly qualified personnel in our scientific, clinical, manufacturing and commercial organizations. Intense competition exists in the biopharmaceutical industry for these types of personnel. Our business is specialized and global and we must attract and retain highly qualified individuals across many geographies. We may not be able to continue to attract and retain the highly qualified personnel necessary for developing, manufacturing and commercializing our product candidates. If we are unsuccessful in our recruitment and retention efforts, or if our recruitment efforts take longer than anticipated, our business may be harmed. We may face difficulty in attracting and retaining key talent for a number of reasons, including management changes, the underperformance or discontinuation of one or more late-stage programs, recruitment by competitors or delays in the recruiting and hiring process as a result of the COVID-19 pandemic or otherwise. We cannot ensure that we will be able to hire or retain the personnel necessary for our operations or that the loss of any such personnel will not have a material impact on our financial condition and results of operations.

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

We have experienced recent changes in management and other key personnel in critical functions across our organization, including in connection with the Zikani Merger. Changes in management and other key personnel have the potential to disrupt our business, and any such disruption could adversely affect our operations, programs, growth, financial condition or results of operations. In addition, new members of management may have different perspectives on programs and opportunities for our business, which may cause us to focus on new business opportunities or reduce or change emphasis on our existing business programs. Further, if members of our management and other key personnel in critical functions across our organization are unable to perform their duties, we may not be able to execute on our business strategy and/or our operations may be negatively impacted.

Risks Related to Intellectual Property

If we fail to adequately protect or enforce our intellectual property rights or secure rights to third party patents, the value of our intellectual property rights would diminish, and our business, competitive position and results of operations would suffer.

As of June 30, 2022, we owned or licensed 35 issued patents and 62 pending patent applications in the U.S. and abroad, not including U.S. provisional applications. However, with regard to the pending applications, the filing of a patent application does not mean that we will be issued a patent, or that any patent eventually issued will be as broad as requested in the patent application or sufficient to protect our technology. Any modification required to a currently pending patent application may delay the approval of such patent application which could have a material adverse effect on our business, results of operations and financial condition. In addition, there are a number of factors that could cause our current or future issued patents to become invalid or unenforceable or that could cause our pending patent applications to not be granted, including known or unknown prior art, deficiencies in the patent application or lack of originality of the technology. Our competitive position and future revenue will depend in part on our ability and the ability of our licensors and collaborators to obtain and maintain patent protection for our product candidates, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties. However, we cannot predict:

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

In addition to our operations in the United States, we currently conduct certain research and clinical development activities through our regional operations located in Israel. We also maintain a legal presence and contract with vendors located in Australis. We may, in the future, expand our presence and operations to other locations as circumstances require. Accordingly, political and economic conditions in any other country or region where we do business may directly affect our operations.

In particular, regional instability in the Middle East may lead to a deterioration in the political and trade relationship that exists between countries in the region, making it more difficult to conduct operations. In addition, our insurance does not cover losses that may occur as a result of an event associated with the security situation in the Middle East or for any resulting disruption in our operations. Although the Israeli government has in the past covered the reinstatement value of direct damages that were caused by terrorist attacks or acts of war, we cannot provide assurance that this government coverage will be maintained or, if maintained, will be sufficient to compensate us fully for damages incurred.

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

Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of our common stock.

If we fail to satisfy the continued listing requirements of The Nasdaq Capital Market, such as the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock. Under Nasdaq rules, the closing bid price for our common stock must remain at or above $1.00 per share to comply with Nasdaq’s minimum bid requirement for continued listing.

On January 3, 2022, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market notifying us that, for the last 30 consecutive business days, the closing bid price for our common stock has been below the minimum $1.00 per share required for continued listing on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”). Under Nasdaq Listing Rule 5810(c)(3)(A), the Company was granted a 180 calendar day grace period, or until July 5, 2022, to regain compliance with the minimum bid price requirement. The minimum bid price requirement will be met if our common stock has a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days during the 180 calendar day grace period. Because the Company did not regain compliance with the Minimum Bid Price Requirement before July 5, 2022, the Company applied to transfer its listing to the Nasdaq Capital Market and for an extension of an additional 180 calendar days, or until January 2, 2023 to regain compliance with the Minimum Bid Price Requirement. On July 7, 2022, Nasdaq notified us that our application for listing on the Nasdaq Capital Market was approved and that Nasdaq and approved the Company’s extension request. The Company has until January 2, 2023 to regain compliance with the Minimum Bid Requirement.

We are monitoring the closing bid price of its common stock; however, there can be no assurance that we will be able to regain compliance. If we do not regain compliance, if necessary. with the Minimum Bid Price Requirement by January 2, 2023, Nasdaq will provide written notification that our common stock is subject to delisting. At that time, we may appeal the Nasdaq staff's delisting determination to a Hearings Panel (the "Panel"). Our common stock would remain listed pending the Panel's decision. There can be no assurance that, if we do appeal a delisting determination by the Staff to the Panel, such appeal would be successful.

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

Pursuant to our 2018 Equity Incentive Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. As of June 30, 2022, individuals held share awards to purchase or receive an aggregate of 10,528,440 shares of our common stock. If our board of directors elects to increase the number of shares available for future grant by the maximum amount each year, our stockholders may experience additional dilution, which could have a negative effect on our share price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

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
Date: August 12, 2022

	by:	/s/ Daniel E. Geffken
Daniel E. Geffken
Interim Chief Financial Officer
(Principal Financial and Authorized Officer)