Form 10-Q
period 2022-09-30
Eloxx Pharmaceuticals, Inc.
filed 2022-11-10
CIK 1035354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

On November 8, 2022, the registrant had 86,656,221 shares of common stock, $0.01 par value per share, outstanding.

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
•
risks related to our ability to obtain adequate financing in the future through product licensing, grants, public or private equity or debt financing or otherwise;
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

•
We are heavily dependent on the success of our lead product candidate, ELX-02. If ELX-02 does not achieve positive results during development or suffers any material development delays, it may adversely impact the commercial viability of ELX-02 and our business.
•
We will need substantial additional funding by the end of the first half of 2023. If we are unable to raise capital when needed, we would be forced to delay, reduce, or eliminate our product development programs or commercialization efforts.
•
Preclinical and clinical drug development is a lengthy and expensive process, with an uncertain outcome. Our preclinical and clinical programs may experience delays or may never advance, which would adversely affect ability to further advance clinical development, obtain regulatory approvals or commercialize our product candidates on a timely basis or at all, which could have an adverse effect on our business.
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
•
Even though we have received orphan drug designation from the FDA for ELX-02 for the treatment of cystic fibrosis, cystinosis, MPS I, and Rett syndrome, we may not be able to maintain the benefits of orphan drug designation or obtain orphan drug marketing exclusivity for ELX-02 or any of our other product candidates for Alport syndrome or other indications.
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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Information

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$24,554	$42,268
Restricted cash	263	299
Prepaid expenses and other current assets	854	913
Total current assets	25,671	43,480
Property and equipment, net	215	216
Operating lease right-of-use asset	993	1,443
Total assets	$26,879	$45,139

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,595	$1,379
Accrued expenses	4,518	4,196
Current portion of long-term debt	2,530	—
Advances from collaboration partners	12,223	3,723
Derivative liabilities	116	—
Current portion of operating lease liability	698	657
Total current liabilities	21,680	9,955
Long-term debt, net of current portion	9,863	11,996
Operating lease liability	318	804
Total liabilities	31,861	22,755
Commitments and contingencies
Stockholders’ (deficit) equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued or outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value per share, 500,000,000 shares authorized, 87,077,587 and 87,071,324 shares issued and 86,656,221 and 86,649,958 shares outstanding as of September 30, 2022 and December 31, 2021, respectively	871	871
Common stock in treasury, at cost, 421,366 shares as of both September 30, 2022 and December 31, 2021	(2,190)	(2,190)
Additional paid-in capital	264,406	262,026
Accumulated deficit	(268,069)	(238,323)
Total stockholders’ (deficit) equity	(4,982)	22,384
Total liabilities and stockholders’ (deficit) equity	$26,879	$45,139

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$4,880	$5,210	$20,430	$14,987
General and administrative	2,262	5,035	7,961	16,731
In process research and development	—	—	—	22,670
Total operating expenses	7,142	10,245	28,391	54,388
Loss from operations	(7,142)	(10,245)	(28,391)	(54,388)
Other expense (income), net	366	(360)	1,355	249
Net loss	$(7,508)	$(9,885)	$(29,746)	$(54,637)

Net loss per share, basic and diluted	$(0.09)	$(0.11)	$(0.34)	$(0.85)
Weighted average number of shares of common stock used in computing net loss per share, basic and diluted	86,656,221	86,208,754	86,653,811	64,428,187

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(29,746)	$(54,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	22,670
Stock-based compensation	2,380	7,567
Depreciation	67	86
Amortization of operating lease right-of-use asset	450	672
Amortization of debt discount	397	298
Loss on sales and disposals of property and equipment	—	84
Change in fair value of derivative liabilities	116	—
Gain on extinguishment of debt	—	(808)
Loss on extinguishment of debt	—	268
Changes in operating assets and liabilities:
Prepaid expenses and other assets	59	631
Accounts payable	216	410
Accrued expenses	322	(649)
Merger related costs paid	—	(1,003)
Operating lease liabilities	(445)	(659)
Net cash used in operating activities	(26,184)	(25,070)
Cash flows from investing activities:
Purchases of property and equipment	(66)	(69)
Cash acquired in merger transaction	—	2,145
Net cash (used in) provided by investing activities	(66)	2,076
Cash flows from financing activities:
Proceeds from advances from collaboration partners	8,500	2,918
Proceeds from underwritten public offerings, net of issuance costs	—	47,718
Proceeds from debt financing obligations	—	11,910
Repayment of term loan principal	—	(11,383)
Payment for settlement of taxes upon vesting of restricted stock units	—	(238)
Proceeds from exercises of stock options	—	23
Net cash provided by financing activities	8,500	50,948
(Decrease) Increase in cash, cash equivalents and restricted cash	(17,750)	27,954
Cash, cash equivalents and restricted cash at the beginning of the period	42,567	24,724
Cash, cash equivalents and restricted cash at the end of the period	$24,817	$52,678

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets:
Cash and cash equivalents	$24,554	$52,432
Restricted cash	263	246
Total cash, cash equivalents and restricted cash	$24,817	$52,678

Supplemental disclosure of cash flow activities:
Issuance of common stock in merger transaction	$—	$22,335
Cash paid for interest	$968	$415

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands, except share data)

	Common stock			Treasury stock
	Shares	Amount	Additional paid-in capital	Shares	Amount	Accumulated deficit	Total stockholders' (deficit) equity
Balance at December 31, 2021	86,649,958	$871	$262,026	(421,366)	$(2,190)	$(238,323)	$22,384
Vesting of restricted stock units	3,131	—	—	—	—	—	—
Stock-based compensation expense	—	—	922	—	—	—	922
Net loss	—	—	—	—	—	(11,620)	(11,620)
Balance at March 31, 2022	86,653,089	$871	$262,948	(421,366)	$(2,190)	$(249,943)	$11,686
Vesting of restricted stock units	3,132	—	—	—	—	—	—
Stock-based compensation expense	—	—	744	—	—	—	744
Net loss	—	—	—	—	—	(10,618)	(10,618)
Balance at June 30, 2022	86,656,221	$871	$263,692	$(421,366)	$(2,190)	$(260,561)	$1,812
Stock-based compensation expense	—	—	714	—	—	—	714
Net loss	—	—	—	—	—	(7,508)	(7,508)
Balance at September 30, 2022	86,656,221	$871	$264,406	(421,366)	$(2,190)	$(268,069)	$(4,982)

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

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

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business

Eloxx Pharmaceuticals, Inc., together with its subsidiaries (collectively “Eloxx” or the “Company”), is a clinical-stage biopharmaceutical company engaged in the science of ribosomal modulation. The Company is developing novel small molecule drug candidates from its library of unique Ribosome Modulating Agents (“RMAs”) and Eukaryotic Ribosomal Selective glycosides (“ERSGs”), for the treatment of a subset of rare and ultra-rare diseases and cancers characterized by genetic mutations that cause defects in protein translation. Specifically, the Company is targeting restoration of functional proteins in patients with premature stop codon mutations and ribosomal mutations. Premature stop codons are point mutations that disrupt the stability of the impacted messenger RNA (mRNA) and the protein synthesis from that mRNA. Additionally, certain mutations of the ribosome disrupt normal protein translation and are drivers of a subset of cancers. On April 1, 2021, the Company acquired Zikani Therapeutics, Inc. (“Zikani”), a preclinical stage biopharmaceutical company engaged in the science of ribosome modulation, leveraging its innovative TURBO-ZMTM chemistry technology platform to develop novel ribosome modulating agents (“RMAs”). The TURBO-ZMTM platform is designed to enable rapid synthesis of novel macrolides that can be optimized to modulate the human, bacterial or viral ribosomes to treat rare diseases and cancers with certain ribonucleic acid (“RNA”) and ribosomal mutations.

The Company is headquartered in Watertown, Massachusetts, with additional operations in Israel and Australia.

Liquidity and Going Concern

The Company has a history of net losses and negative cash flows from operating activities since its inception and, as of September 30, 2022, had an accumulated deficit of $268.1 million. The Company expects to continue to incur net losses and negative cash flows from its operations for the foreseeable future. The Company has not generated revenue from the sale of any product or service and does not expect to generate significant revenue unless it obtains marketing approval for and commercializes one or more of its product candidates currently in development. Successful transition to profitable operations is dependent upon achieving a level of revenue adequate to support the Company’s cost structure.

The Company has financed its operations primarily from the sale of equity securities and to a lesser extent, loans and grants. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital to fund its operations. In addition, as disclosed in Note 6, in September 2021, the Company entered into the Hercules Term Loan (as defined below) for an aggregate principal amount of $30.0 million of which $12.5 million had been funded as of September 30, 2022. The Hercules Term Loan Agreement contains customary affirmative and negative covenants, which among others further described in Note 6, require the Company to maintain at all times a minimum qualified cash balance ranging from $6.3 million to $10.0 million ($10.0 million effective as of August 15, 2022) plus qualified accounts payable (as defined in the Hercules Term Loan Agreement).

As of September 30, 2022, the Company was in compliance with all debt covenants. However, the inherent uncertainties described above may impact the Company’s ability to remain in compliance with these covenants over the next 12 months. If the Company breaches its financial covenants and fails to secure a waiver or forbearance from the third-party lender, such breach or failure could accelerate the repayment of the outstanding borrowings under the Hercules Term Loan Agreement or the exercise of other rights or remedies the third-party lender may have under applicable law. No assurance can be provided a waiver or forbearance will be granted or the outstanding borrowings under the Hercules Term Loan Agreement, will be successfully refinanced on terms that are acceptable to the Company.

The Company believes that its cash and cash equivalents of $24.6 million at September 30, 2022 will not be sufficient to maintain its current and planned operations for at least the next twelve months following the filing of this Quarterly Report on Form 10-Q. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, based on the Company’s current working capital, anticipated operating expenses and net losses and the uncertainties surrounding its ability to raise additional capital as needed, as discussed below, the Company believes that these conditions, in aggregate, raise substantial doubt about its ability to continue as a going concern for one year after the date these condensed consolidated financial statements are issued.

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

Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted, as permitted by such rules and regulations. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the interim periods ended September 30, 2022 and 2021.

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

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Research and development	$138	$413
Insurance	391	123
Other	325	377
Total	$854	$913

4. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Computers and software	$26	$31
Office furniture and equipment	15	27
Laboratory equipment	288	221
Leasehold improvements	57	88
Assets in progress	—	20
	386	387
Less accumulated depreciation and amortization	(171)	(171)
Property and equipment, net	$215	$216

Depreciation expense was $23 thousand and $30 thousand for the three months ended September 30, 2022 and 2021, respectively, and $67 thousand and $86 thousand for the nine months ended September 30, 2022 and 2021, respectively.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Research and development expenses	$3,577	$1,849
Payroll and other employee-related expenses	485	1,615
Professional services	214	489
Interest on debt	125	102
Other	117	141
Total	$4,518	$4,196

6. Debt

Hercules Term Loan

On September 30, 2021, the Company entered into a Loan and Security Agreement, dated as of September 30, 2021 (the “Hercules Term Loan Agreement”) with Hercules Capital, Inc. (“Hercules” or the “Lender”).

The Hercules Term Loan Agreement provided for term loans in an aggregate principal amount of up to $30.0 million, comprised of (i) a tranche 1 advance of $12.5 million (the “Tranche 1 Advance”), (ii) a tranche 2 advance of $7.5 million (the “Tranche 2 Advance”) and (iii) a tranche 3 advance of $10.0 million (the “Tranche 3 Advance”) (collectively, the “Term Loan Advances”). The Tranche 1 Advance under the Hercules Term Loan Agreement was funded on September 30, 2021. The Tranche 2 Advance was to be available at the Company’s election until August 15, 2022, subject to the Company's achievement of certain milestone events relating to data from the clinical trials. The Company did not meet the requirements for the Tranche 2 Advance and such funding will, therefore, not be available to the Company. The Tranche 3 Advance is available subject to approval by the Lenders’ investment committee in its sole discretion. The Tranche 3 Advance may be available for funding until, initially, April 1, 2023, and (i) upon the occurrence of certain milestone events relating to the Company’s receipt of net cash proceeds, October 1, 2023, and (ii) upon the occurrence of certain milestone events relating to the Company’s receipt of net cash proceeds and certain milestone events relating to data from the clinical trials, April 1, 2024.

As security for its obligations, the Company granted Hercules a continuing security interest in substantially all of the assets of the Company, subject to certain customary exceptions, including for intellectual property.

Any outstanding principal on the Term Loan Advances will accrue interest at a floating rate equal to the greater of (i) 9.50% per annum and (ii) the sum of 6.25% plus the prime rate, as published in The Wall Street Journal. At September 30, 2022 and December 31, 2021, the interest rate was 12.5% and 9.5%, respectively. Interest payments are payable monthly following the funding of a Term Loan Advance. The Company will be required to make principal payments on the outstanding balance of the Term Loan Advances commencing on April 1, 2023 (the “Term Loan Amortization Date”) in 36 equal monthly instalments, plus interest; provided that if the Company has achieved the milestones described above, then the Term Loan Amortization Date will be automatically extended to October 1, 2023 or April 1, 2024, as applicable. Any amounts outstanding under the Term Loan Advances, if not repaid sooner, are due and payable on April 1, 2025 (the “Maturity Date”). On any date that the Company partially repays the outstanding obligations, the Company shall pay the Lenders a charge equal to 6.55% of the original principal amount.

The Company may prepay the outstanding principal amount of the Term Loan Advances at any time (in whole, but not in part), plus accrued and unpaid interest and a prepayment premium equal to (i) 3% of the principal amount outstanding if prepaid on or prior to the first anniversary of the date of Hercules Term Loan Agreement, (ii) 2% of the principal amount outstanding if prepaid after the first anniversary the date of Hercules Term Loan Agreement but on or prior to the second anniversary of the date of Hercules Loan Agreement, and (iii) 1% of the principal amount outstanding if prepaid after the second anniversary of the date of Hercules Term Loan Agreement but on or prior to the Maturity Date.

The Hercules Term Loan Agreement contains customary affirmative and negative covenants which, among other things, requires the Company to maintain at all times a minimum qualified cash balance ranging from $6.3 million to $10.0 million ($10.0 million effective as of August 15, 2022) plus qualified accounts payable (as defined in the Hercules Term Loan Agreement) and limits the Company’s ability to (i) incur additional indebtedness, (ii) pay dividends or make certain distributions, (iii) dispose of its assets, grant liens or encumber its assets or (iv) fundamentally alter the nature of its business. These covenants are subject to a number of exceptions and qualifications. The Company was in compliance with all debt covenants at September 30, 2022.

The Hercules Term Loan Agreement also contains customary events of default, including the Company’s failure to make any principal or interest payments when due, the occurrence of certain bankruptcy or insolvency events or a breach of the covenants. Upon the occurrence of an event of default, Hercules may, among other things, accelerate the Company’s obligations under the Hercules Term Loan Agreement.

As of September 30, 2022, the carrying value of the outstanding loan consists of $12.5 million in principal less an unamortized debt discount of $0.9 million. The debt issuance costs and the final maturity payment of $0.8 million, have been recorded as a debt discount which are being accreted to interest expense through the maturity date of the loan. Interest expense relating to the loan for the three months ended September 30, 2022 and 2021 was $0.5 million and $0, respectively, and for the nine months ended September 30, 2022 and 2021 was $1.4 million and $0, respectively. Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of the debt discount. At September 30, 2022 and December 31, 2021, the effective interest rate was 18.2% and 15.0%, respectively.

SVB Term Loan

On January 30, 2019, the Company entered into a Loan and Security Agreement in the amount of $15.0 million with Silicon Valley Bank (“SVB”) and WestRiver Innovation Lending Fund VIII, L.P.

Outstanding principal on the loan accrued interest at a floating rate equal to the greater of (i) 5.25% per annum and (ii) the sum of 2.5% plus the prime rate, as published in the Wall Street Journal. Interest payments are payable monthly. At September 30, 2021, the interest rate was 5.75%.

On September 30, 2021, in connection with the funding of the Hercules Term Loan Tranche 1 Advance and pursuant to a Payoff Letter dated September 30, 2021, the Company voluntarily repaid in full the carrying value of the outstanding loan consisting of $6.7 million of principal, a final maturity payment of $0.9 million, and early termination fees of $0.1 million from funds received under the Hercules Term Loan Agreement. The debt issuance costs, the valuation of the warrants, and the final maturity payment of $0.9 million, had been recorded as a debt discount which was being accreted to interest expense through the maturity date of the loan. The remaining unamortized debt discount of $0.2 million and early termination fees were accounted for as a loss on debt extinguishment and included in other income and expense in the statement of operations for the year ended December 31, 2021. Interest expense relating to the loan for three and nine months ended September 30, 2021, was $0.2 million and $0.9 million, respectively. Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of the debt discount.

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

The Company’s scheduled future principal payments for the long-term debt and carrying value of the long-term debt, net of unamortized discount, is as follows (in thousands):

At September 30,
2022
Principal payments
2022	$—
2023	4,204
2024	6,101
2025	2,195
Total future principal payments	12,500
Less unamortized discount	(926)
Carrying value of long-term debt	11,574
Less current portion of long-term debt	(2,530)
Final fee due at maturity in 2023	819
Long-term portion	$9,863

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

Cystic Fibrosis Foundation

During 2019, the Company received a funding award (the “2019 CFF Award”) from the Cystic Fibrosis Foundation (“CFF”) for up to $3.6 million and entered into an agreement relating to the award, which agreement was amended in December 2020 and March 2022. Payment of award amounts are subject to the achievement of certain milestones in connection with the Company’s cystic fibrosis development program. The Company will be required to repay amounts received from the CFF (or specified multiples of such amounts) in certain circumstances, including as royalties on net sales, and, in the event of a disposition of the underlying asset. The funding provided to the Company is accounted for as an advance from a collaboration partner within the scope of ASC Topic 730, “Research and Development.” As of December 31, 2021, the Company had received payments of $3.4 million, which are recorded as Advances from collaboration partners in the accompanying condensed consolidated financial statements. In March 2022, the Company entered into an agreement with the CFF to amend the 2019 CFF Award to provide for up to an additional $15.9 million to fund the ongoing global Phase 2 clinical development of ELX-02 in cystic fibrosis (the “2022 CFF Amendment”). The Company received an upfront payment of $7.0 million in March 2022 and a milestone payment of $1.5 million in September 2022, which were recorded as Advances from collaboration partners in the accompanying condensed consolidated financial statements. In September 2022, the CFF determined not to continue funding this program and the remaining $7.4 million of the award under the 2022 CFF Amendment will not be available to the Company under the current development program. Upon successful commercialization of ELX-02 or any derivative products thereof, the Company will pay the CFF royalties up to 6% of net sales based on the on the actual amount of funding from the CFF and potential sales milestones. In addition, the 2022 CFF Agreement includes an embedded derivative arising from a provision that upon the occurrence of a change of control or sale or license of funded assets (each a disposition event), the Company would be required to pay the CFF 10% of the consideration received for the disposition event up to three times the amount of funds received from the CFF under the 2022 CFF Agreement.

In May 2021, the Company received an additional award from the CFF (the “2021 CFF Award”) for up to $2.6 million to help identify optimized oral RMAs for further development in the treatment of cystic fibrosis patients with nonsense mutations. Payment of award amounts are subject to the achievement of certain milestones in connection with the Company’s oral RMA cystic fibrosis development program. The Company will be required to repay amounts received from the CFF (or specified multiples of such amounts) in certain circumstances, including as royalties on net sales (with royalties capped at eight times the award amount received, the "Royalty Cap"), and, in the event of a disposition of the underlying asset. The funding provided to the Company is accounted for as an advance from a collaboration partner within the scope of ASC Topic 730, “Research and Development.” As of September 30, 2022 and December 31, 2021, the Company received payments of $0.3 million under this award, which are recorded as Advances from collaboration partners in the accompanying condensed consolidated financial statements. Subsequent to September 30, 2022, the Company received an additional $0.3 million milestone payment under this award. The 2021 CFF Award includes an embedded derivative arising from a provision that upon the occurrence of a change of control or sale or license of funded assets (each a disposition event) the Company would be required to pay the CFF 20% of the consideration received for the disposition event, and 10% for a sale or license event, up to eight times the amount of funds received from the CFF under the 2021 CFF Agreement.

The fair value of the embedded derivatives related to the 2019 CFF Award and the 2021 CFF Award as described above were concluded to be de minimis as of December 31, 2021. In conjunction with the 2022 CFF Agreement, the Company estimated the fair value of the embedded derivatives to be $0.1 million as of September 30, 2022 and has recognized this amount on the condensed consolidated balance sheet as derivative liabilities with the corresponding change in value of $0.05 million income and $0.1 million expense recognized as the change in fair value of derivative liabilities in other expense (income), net, in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022, respectively.

8. Stockholders’ Equity

Warrants

As of both September 30, 2022 and December 31, 2021, 323,892 warrants to purchase common stock were outstanding, with a weighted average exercise price of $4.31 per share. The weighted average remaining contractual life at September 30, 2022 was 0.99 years.

ATM Program

On September 30, 2021, we entered into a Sales Agreement with SVB Leerink, LLC (“SVB Leerink”) pursuant to which the Company may offer and sell up to $50.0 million of shares of its common stock (the “ATM Shares”) from time to time, through an “at the market offering” program (the “ATM Program”), under which SVB Leerink will act as sales agent. Pursuant to the Sales Agreement, the Company will set the parameters for the sale of ATM Shares, including the number of ATM Shares to be issued, the time period during which sales are requested to be made, limitations on the number of ATM Shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Company is not obligated to make any sales of Shares under the ATM Program. The Company has not sold any shares under the ATM Program as of September 30, 2022.

9. Stock-based Compensation

Summary of Stock Option Activity

Transactions related to stock options awarded to employees and directors during the nine months ended September 30, 2022 were as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding at December 31, 2021	8,904,444	$5.24	7.23	$254,223
Granted	3,269,497	0.46
Forfeited	(1,685,725)	8.92
Options outstanding at September 30, 2022	10,488,216	$3.16	8.14	$16,436
Options exercisable at September 30, 2022	3,369,835	$6.80	6.42	$16,436

The aggregate intrinsic value represents the total intrinsic value (the difference between the fair value of the common stock as of September 30, 2022 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2022. This amount is impacted by changes in the fair value of the common stock.

Summary of Restricted Stock Unit Activity

Activity related to restricted stock units awarded to employees during the nine months ended September 30, 2022 were as follows:

	Shares	Weighted average grant date fair value per share
Unvested at December 31, 2021	6,263	$15.02
Vested	(6,263)	15.02
Unvested at September 30, 2022	—	$-

Stock-based Compensation

Stock-based compensation relates to non-employee directors and non-employees, time-based stock options and restricted stock units granted. Total stock-based compensation expense related to all of the Company’s stock-based awards was recognized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$328	$363	$1,013	$718
General and administrative	386	1,861	1,367	6,849
Total stock-based compensation expense	$714	$2,224	$2,380	$7,567

10. Fair Value of Financial Instruments

At September 30, 2022 and December 31, 2021, the Company’s financial assets valued based on Level 1 inputs consisted of cash and cash equivalents. During the three and nine months ended September 30, 2022, the Company did not have any transfers of financial assets between levels, as defined in Note 2 –Summary of Significant Accounting Policies to the Company’s audited consolidated financial statements as of and for the year ended December 31, 2021 included in the Company’s 2021 Annual Report.

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Fair value of embedded derivatives, beginning of period	$166	$-
Change in fair value of derivative liabilities	(50)	116
Fair value of embedded derivatives, end of period	$116	$116

11. Other Expense (Income), Net

Other expense (income), net consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest and other expense	$489	$224	$1,368	$803
Interest and other income	(108)	(36)	(133)	(36)
Gain on debt extinguishment	—	(808)	—	(808)
Loss on debt extinguishment	—	268	—	268
Foreign currency exchange losses (gains)	35	(8)	4	22
Change in fair value of derivative liabilities	(50)	-	116	—
Total other expense (income), net	$366	$(360)	$1,355	$249

12. Net Loss Per Share

The net loss and the weighted average number of shares used in computing basic and diluted net loss per share for the periods, are as follows (amounts in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(7,508)	$(9,885)	$(29,746)	$(54,637)
Denominator:
Weighted average number of shares of common stock used in computing net loss per share, basic and diluted	86,656,221	86,208,754	86,653,811	64,428,187
Net loss per share, basic and diluted	$(0.09)	$(0.11)	$(0.34)	$(0.85)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as their effect would be anti-dilutive:

	Nine Months Ended September 30,
	2022	2021
Options to purchase common stock	10,488,216	8,233,476
Restricted stock units	—	552,072
Warrants	323,892	323,892
Total potential common stock equivalents	10,812,108	9,109,440

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

Cash and cash equivalents	$1,954
Restricted cash	191
Prepaid expenses and other current assets	296
Operating lease right-of-use asset	1,810
Property and equipment (2)	192
Intangible assets (3)	467
Total Assets	4,910

Accounts payable	1,219
Accrued expenses	748
Current portion of operating lease liability	588
Operating lease liability	1,222
Total liabilities	3,777

Net assets acquired	1,133
In process research and development acquired (4)	22,205
Purchase price	$23,338

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

In addition, the Company incurred and expensed costs directly related to the Zikani Merger totaling approximately $1.0 million, of which $0 and $1.0 million was incurred in the three and nine months ended September 30, 2021, and is included in general and administrative expenses in the condensed consolidated statement of operations.

Since the closing date of the Zikani Merger, the results of Zikani’s operations have been included in the Company’s condensed consolidated financial statements.

14. Subsequent Events

Subsequent to September 30, 2022, the Company announced a Special Meeting of Stockholders (the “Special Meeting”) of the Company, to be held on November 30, 2022. The Special Meeting is being held for the stockholders of the Company to approve amendments to the Company's Amended and Restated Certificate of Incorporation, as amended, to give the Company's Board of Directors discretionary authority to effect a reverse stock split of all of the outstanding shares of the Company's common stock at a ratio ranging from any whole number between 1-for-2 and 1-for-40, as determined by the Company's Board of Directors in its discretion.

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

Company Overview

We are a clinical-stage biopharmaceutical company engaged in the science of ribosome modulation, leveraging both our innovative TURBO-ZM™ chemistry technology platform and our library of novel aminoglycosides in an effort to develop novel oral small molecule Ribosome Modulating Agents (“RMAs”) and Eukaryotic Ribosome Selective Glycosides (“ERSGs”), for the treatment of rare and ultra-rare premature stop codon diseases and ribosomal mutations. Premature stop codons are point mutations ("nonsense mutations") that disrupt the stability of the impacted messenger RNA (“mRNA”) and the protein synthesis from that mRNA. Additionally, certain mutations of the ribosome disrupt normal protein translation and are drivers of a subset of cancers.

We have multiple programs in our pipeline including a clinical program for the treatment of Alport syndrome with ELX-02 (subcutaneous delivery), preclinical programs in investigational new drug ("IND") enabling stages in Recessive Dystrophic (“RDEB”) and Junctional Epidermolysis Bullosa (“JEB”) and Familial Adenomatous Polyposis (“FAP”) with ZKN-013, and IND enabling stage program with inhaled delivery of ELX-02 in Class 1 cystic fibrosis ("CF"). We also have various earlier discovery stage programs in Cystic fibrosis and oncology. As our programs advance, we plan to actively look to expand our pipeline by seeking new indications in other rare diseases for compounds designed with our platforms. The U.S. Food and Drug Administration (“FDA”) has granted Fast Track designation for ELX-02 for the treatment of CF patients with nonsense mutations. In addition, the FDA granted ELX-02 Orphan Drug Designation for the treatment of CF in July 2020 and based on the European Medicines Agency’s (“EMA”) positive opinion, the European Commission granted ELX-02 orphan medicinal product designation in September 2018.

In September 2022, in consultation with the Cystic Fibrosis Foundation (“CFF”), we decided to terminate the development of ELX-02 delivered subcutaneously, for the treatment of cystic fibrosis (“CF”) patients with at least one nonsense (“Class 1 CF”) mutations. This decision was based on the results of the Phase 2 trial of ELX-02 in combination with ivacaftor, an approved drug currently marketed for the treatment of certain CF patients under the trade name “Kalydeco”, which did not meet the secondary efficacy endpoints of reduction from baseline in sweat chloride concentration (SCC) or improvement from baseline in percent forced expiratory volume (FEV1). These results were unexpected since we had previously observed and reported in November 2021 a reduction in sweat chloride concentration from baseline after one week of treatment with ELX-02. Our analysis of the results from our two Phase 2 trials continued to indicate that ELX-02 is an active drug. However, significantly higher drug concentration is needed in the target tissues (lung of CF patients) for the activity to translate into efficacy. Encouragingly, ELX-02 was well tolerated in the Phase 2 trial with no drug related adverse events even at the clinical dose of 1.5mg/kg. Going forward, we believe that ELX-02 is best developed as an inhaled therapy for Class 1 patients where it is expected to have more than one-hundred times lung to plasma exposure when inhaled versus given subcutaneously. We are currently completing the IND enabling studies for inhaled ELX-02 in Class 1 CF but further clinical development is highly dependent upon additional funding and support from the CFF or other sources. In March 2022, we entered into an agreement with the CFF for an award of up to $15.9 million to fund our global Phase 2 clinical development of ELX-02 in CF. We received an upfront payment of $7.0 million in March 2022 and an additional milestone payment of $1.5 million in September 2022 for the recently completed Phase 2 study. In September 2022, the CFF determined not to fund further development of the program and the remaining $7.4 million of the award and all further development of ELX-02 delivered subcutaneously was terminated.

In March 2022, we announced our decision to advance ELX-02 delivered subcutaneously for the restoration of Collagen IV protein for the treatment of Alport syndrome patients. a rare kidney disease, with nonsense mutations, a rare kidney disease. In November 2022, we began a Phase 2 monotherapy clinical trial for ELX-02 for the potential treatment of Alport syndrome. Alport syndrome with nonsense mutations is a genetic kidney disorder that occurs in 1 in 50,000 newborns in the United States. It is caused by the loss of one of three collagen IV subtypes. This disease is characterized by blood

(hematuria) and protein (proteinuria) in the patient's urine, and results in progressive kidney disease, hearing loss, and eye abnormalities. In preclinical studies, significant improvement in kidney function and survival has been seen in Alport mice that lack full length Collagen IV proteins at very low protein levels when treated with protein restoration therapies. ELX-02 has demonstrated 6 to 15% collagen IV restoration in cellular systems. ELX-02 treatment in mice with another rare kidney disease, Cystinosis, also resulted in a reduction of cystine levels, a marker for disease improvement. ELX-02 drug levels in the kidney are approximately 50-fold higher than in the plasma. As a result, at our targeted dose of 0.75mg/kg, which is half of the dose previously given to patients in our Phase 2 CF trial with ELX-02 and ivacaftor, we believe that ELX-02 levels in the kidney could result in protein restoration levels that may be sufficient to reduce proteinuria in Alport patients, a key endpoint for kidney function improvement. We expect to report the results of our open label Phase 2 trial in Alport syndrome patients in the first half of 2023 and plan to advance to a pivotal clinical trial if we observe an improvement in our efficacy endpoint of proteinuria reduction in the kidney.

In addition, we are advancing ZKN-013, as an oral agent for the treatment of RDEB/JEB and FAP patients with nonsense mutations. RDEB and JEB are rare skin diseases characterized by mutations in Collagen VII (RDEB) and LAMB3(JEB) proteins. We estimate that there are approximately 4,000 patients with nonsense mutations in these diseases. Patients suffer from severe skin bruising, wounds and internal lesions resulting in increased risk of skin cancer and severe malnourishment. FAP patients have mutations that result in a proliferation of polyps in the colon that if untreated can lead to colon and other related cancers. There are currently no approved disease modifying therapies for these diseases. ZKN-013 has demonstrated robust collagen VII restoration in patient cells comparable to 5-10% of protein restoration across a range of mutations. ZKN-013 has also been tested in two separate studies with a validate FAP animal model, known as an APCMin mouse, where treatment after eight weeks resulted in a reduction in polyp number, polyp size and a meaningful survival benefit. We expect to file an IND for ZKN-013 by the end of 2022 or early 2023 for the treatment of RDEB.

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

Results of Operations

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Operating expenses:
Research and development	$4,880	$5,210	$(330)	(6)%	$20,430	$14,987	$5,443	36%
General and administrative	2,262	5,035	(2,773)	(55)%	7,961	16,731	(8,770)	(52)%
Acquired in-process research and development	—	—	—	—%	—	22,670	(22,670)	(100)%
Total operating expenses	7,142	10,245	(3,103)	(30)%	28,391	54,388	(25,997)	(48)%
Loss from operations	(7,142)	(10,245)	(3,103)	(30)%	(28,391)	(54,388)	(25,997)	(48)%
Other expense (income), net	366	(360)	726	(202)%	1,355	249	1,106	444%
Net loss	$(7,508)	$(9,885)	$(2,377)	(24)%	$(29,746)	$(54,637)	$(24,891)	(46)%

Research and development expense

Research and development expenses were $4.9 million for the three months ended September 30, 2022, compared to $5.2 million for the same period in 2021, a decrease of $0.3 million. The decrease was related to a $0.1 million decrease in clinical trial expenses related primarily to CFF funded activities, and a $0.2 million decrease in salaries and other personnel costs.

Research and development expenses were $20.4 million for the nine months ended September 30, 2022 compared to $15.0 million for the same period in 2021, an increase of $5.4 million. The increase was primarily related to a $2.6 million increase in expenses related to subcontractors, advisors, and lab supplies in connection with preclinical research and development activities related to inhaled delivery of ELX-02 in CF, a $1.0 million increase in clinical trial expenses related primarily to CFF funded activities, a $0.3 million increase in salaries and other personnel costs and an increase of $0.3 million of stock-based compensation expense, a $0.4 million increase in consulting expenses, and a $0.8 million increase in facility and overhead expenses.

General and administrative expenses

General and administrative expenses were $2.3 million for the three months ended September 30, 2022, compared to $5.0 million for the same period in 2021, a decrease of $2.8 million. The decrease was primarily related to a $0.9 million decrease in salaries and other personal related costs as the Company reduced headcount and outsourced certain functions, a $0.4 million decrease in expenses attributable to professional and consulting fees, and a $1.5 million decrease in stock-based compensation expense due primarily to option modifications of former executives in 2021.

General and administrative expenses were $8.0 million for the nine months ended September 30, 2022, compared to $16.7 million for the same period in 2021, a decrease of $8.8 million. The decrease was primarily related to a $3.3 million decrease in salaries and other personnel related costs, offset by an increase of $0.3 million in expenses attributable to professional and consulting fees as the Company reduced headcount and outsourced certain functions, a decrease of $5.5 million in stock-based compensation expense due primarily to option modifications of former executives in 2021, and a decrease of $0.3 million related to facility and overhead expenses.

Acquired in-process research and development

Acquired in-process research and development (“IPR&D”) expense of $22.7 million for the nine months ended September 30, 2021, consists of the estimated fair value of the assets acquired and consideration given in connection with the acquisition of the Zikani’s IPR&D. As the assets acquired were in the research and development phase and were determined to not have any alternative future use, it was expensed as acquired IPR&D. There was no such expense for the three months ended September 30, 2021 nor the three and nine months ended September 30, 2022.

Other expense (income), net

We recorded $0.4 million of expense in other expense (income), net, for the three months ended September 30, 2022, compared to $0.4 million of income in other expense (income), net, for the three months ended September 30, 2021. We recorded $1.4 million of expense in other expense (income), net for the nine months ended September 30, 2022, compared to $0.2 million expense for the same period in 2021. The Company recognized an increase of $0.3 million and $0.6 million related to interest on the Hercules Term Loan (defined below) for the three and nine month periods ended September 30, 2022 as compared to the prior year periods, respectively. We recognized a $0.05 million decrease and a $0.1 million increase in the change in the fair value of derivative liabilities related to the CFF awards during the three and nine month periods ended September 30, 2022 as compared to the prior year periods, respectively. During the three and nine months ended September 30, 2021 the Company recognized a $0.8 million gain on extinguishment of debt related to the forgiveness of the Paycheck Protection Program ("PPP") loan, offset by a $0.3 million loss on extinguishment of debt related to the repayment in September 2021 of the amounts outstanding under our existing term loan from SVB.

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

We have incurred significant operating losses to date and have not generated revenue from sales of any products or services. Our net losses were $29.7 million and $54.6 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $268.1 million. We have financed our operations primarily through the issuance of equity instruments, from debt financing agreements and to a lesser extent, from loans and grants. We have devoted substantially all of our financial resources and efforts to the development of our product candidates. We expect that it may be several years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. We expect to continue to incur significant expenses and operating losses for the foreseeable future. A successful transition to profitable operations is dependent upon achieving a level of revenue adequate to support our cost structure. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses may increase if, and as, we:

•
advance ELX-02 and/or other product candidates further into clinical development;
•
experience additional delays in enrollment and completion of our clinical trials;
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

We believe that our cash and cash equivalents of $24.6 million at September 30, 2022, are not sufficient to maintain our current and planned operations for at least the next twelve months following the filing of this Quarterly Report on Form 10-Q. We will need substantial additional funding by the end of the first half of 2023. If we are unable to raise capital when needed, we may be forced to delay, reduce or eliminate our product development programs or commercialization efforts, which cannot be assured. We have concluded that these conditions, in aggregate, raise substantial doubt about our ability to continue as a going concern without additional funding through one year after the date of the financial statements included in the Quarterly Report on Form 10-Q. See Note 1—Nature of the Business - Liquidity and Going Concern to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and Part II, Item 1A. Risk Factors – Our recurring losses from operations raise substantial doubt regarding our ability to continue as a going concern.

Principal Financing Activities

On September 30, 2021, we entered into a loan and security agreement (the “Hercules Term Loan Agreement”)
with Hercules Capital, Inc., (“Hercules” or the “Lender”), Hercules agreed to extend term loans (the “Hercules Term Loan”) to the Company in an aggregate principal amount of up to $30.0 million, comprised of three tranches, of which $12.5 million had been funded as of September 30, 2022. Of the remaining tranches, $7.5 million was only available through August 15, 2022, and is no longer available to the Company, and $10.0 million may be available until April 1, 2023 subject to approval by the Hercules’ investment committee in its sole discretion. We are required to pay interest only on the outstanding principal on a monthly basis for the first 18 months of the agreement, which may be extended for an additional 12 months upon the achievement of certain milestones. Any amounts outstanding under the term loan advances, if not repaid sooner, are due and payable on April 1, 2025. On any date that we partially repay the outstanding obligations, the Company shall pay the Lenders a charge equal to 6.55% of the original principal amount.

The Hercules Term Loan Agreement contains customary affirmative and negative covenants, which among others requires us to maintain at all times a minimum qualified cash balance ranging from $6.3 million to $10.0 million ($10.0 million effective as of August 15, 2022) plus qualified accounts payable. As of September 30, 2022 we were in compliance with all debt covenants, however, the inherent uncertainties described above may impact our ability to remain in compliance with these covenants over the next twelve months. If we breach our financial covenants and fail to secure a waiver or forbearance from the third-party lender, such breach or failure could accelerate the repayment of the outstanding borrowings under the Hercules Term Loan or the exercise of other rights or remedies the third-party lender may have under applicable law. No assurance can be provided that a waiver or forbearance will be granted or that the outstanding borrowings under the Hercules Term Loan, will be successfully refinanced on terms that are acceptable to the Company.

In March 2022, we entered into an agreement with the CFF, amending our prior funding award with CFF, for an award of up to $15.9 million to fund the ongoing global Phase 2 clinical development of ELX-02 in CF. We received an upfront payment of $7.0 million in March 2022 and an additional milestone payment of $1.5 million in September 2022. In September 2022, the CFF determined not to continue funding the program and the remaining $7.4 million of the award will not be available to the Company under the current agreement. Upon the successful commercialization of ELX-02 delivered subcutaneously for the treatment of CF, we will pay the CFF sales milestones and royalties based on future sales tiered on the actual level of funding from the CFF. As of September 30, 2022, we were eligible to receive $2.4 million in funding from CFF, $0.3 million of which was received in October 2022. Additional information regarding funding from CFF is included under Note 7 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

On September 30, 2021, we entered into a Sales Agreement with SVB Leerink, LLC (“SVB Leerink”) pursuant to which the Company may offer and sell up to $50.0 million of shares of its common stock (the “ATM Shares”) from time to time, through an “at the market offering” program (the “ATM Program”), under which SVB Leerink will act as sales agent. Pursuant to the Sales Agreement, the Company will set the parameters for the sale of ATM Shares, including the number of ATM Shares to be issued, the time period during which sales are requested to be made, limitations on the number of ATM Shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Company is not obligated to make any sales of Shares under the ATM Program. The Company has not sold any shares under the ATM Program as of September 30, 2022.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(26,184)	$(25,070)
Net cash (used in) provided by investing activities	(66)	2,076
Net cash provided by financing activities	8,500	50,948

Our operating activities used cash of $26.2 million and $25.1 million during the nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022, net cash used in operating activities resulted primarily from our net loss of $29.7 million partially offset by changes in working capital and total non-cash charges of $3.4 million. Non-cash charges during the nine months ended September 30, 2022 primarily related to $2.4 million of stock-based compensation, $0.5 million of amortization of right-of-use assets, $0.4 million of debt discount amortization, and a recognized change in fair value of derivative liabilities of $0.1 million. Changes in working capital during the nine months ended September 30, 2022 primarily related to a $0.2 million increase in accounts payable and a $0.3 million increase in accrued expenses, and a decrease of $0.4 million in operating lease liabilities. For the nine months ended September 30, 2021, net cash used in operating activities resulted primarily from our net loss of $54.6 million, partially offset by total non-cash charges of $30.8 million. Non-cash charges primarily related to $22.7 million of acquired in-process research and development, $7.6 million of stock-based compensation, $0.7 million of amortization of lease assets, $0.5 million net gain from debt extinguishment, and $0.3 million of debt discount amortization. Changes in working capital were primarily related to decreases of $0.6 million in prepaid expenses, $0.7 million in operating lease liabilities, $0.2 million net of accounts payable and accrued expenses, and $1.0 million of merger related costs.

Our investing activities provided cash of $2.1 million during the nine months ended September 30, 2021, related to the Zikani Merger. There were no material investing activities during the nine months ended September 30, 2022.

Our financing activities provided cash of $8.5 million during the nine months ended September 30, 2022 and $50.9 million during the nine months ended September 30, 2021. For the nine months ended September 30, 2022, net cash provided by financing activities consisted of $8.5 million in advances received from the CFF. For the nine months ended September 30, 2021, net cash provided by financing activities consisted primarily of net proceeds of $47.7 million from our underwritten public offering of common stock in May 2021, $2.9 million in advances received from collaboration partners, $11.9 million of net cash received from the Hercules Term Loan, offset by $11.4 million in SVB term loan principal and repayments and final loan payment, and $0.2 million related to the settlement of taxes upon vesting of restricted stock units.

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

There have been no material changes to our critical accounting policies through September 30, 2022 from those discussed in our 2021 Annual Report.

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

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and interim Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(e) and 15(d)-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Drug Discovery, Development, Regulatory Approval and Commercialization

We depend heavily on the success of our lead product candidate, ELX-02. If ELX-02 further does not achieve positive results during development or suffers any material development delays, it may adversely impact the commercial viability of ELX-02 and our business.

We currently have no products approved for sale. We have invested substantial efforts and financial resources primarily in the research and development of ELX-02, which is currently our only product candidate in clinical development. We have increased investment in our preclinical candidate portfolio but have yet to advance other molecules into clinical development. In September 2022, we announced topline results from our Phase 2 combination clinical trial of ELX-02 for Class 1 CF patients with at least one nonsense mutation. The combination trial of ELX-02 with ivacaftor did not achieve statistical significance for its efficacy endpoints and as a result we have paused all development of ELX-02 in CF. ELX-02 is now being evaluated in a Phase 2 trial in Alport syndrome patients with nonsense mutations. This is the first known clinical study in Alport syndrome and there can be no assurances of its success.

We are heavily dependent on favorable efficacy results from this study in the near term for our continued development and funding for of ELX-02 and the Company. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for, and successfully commercializing ELX-02 and any future product candidates, either alone or with third parties. The success of ELX-02 and any other product candidates will depend on several factors, including the following:

•
our ability to continue our business operations and product candidate research and development, and adapt to any changes in the regulatory approval process, manufacturing supply or clinical trial requirements and timing;
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

Preclinical and clinical drug development is a lengthy and expensive process, with an uncertain outcome. Our preclinical and clinical programs may experience delays or may never advance, which would adversely affect our ability to further advance clinical development, obtain regulatory approvals or commercialize our product candidates on a timely basis or at all, which could have an adverse effect on our business.

Before obtaining regulatory approval for the commercial distribution of our therapeutic product candidates, we or a collaborator must conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy of our product candidates in humans to the satisfaction of the FDA, EMA and other applicable regulatory agencies in the jurisdictions in which we intend to market our product candidates. Clinical testing is expensive, time-consuming, and subject to uncertainty. Of the large number of drugs in development, only a small percentage successfully complete clinical testing and an even smaller portion obtain FDA or similar foreign regulatory authority approval and are commercialized. Accordingly, even if we are able to obtain the requisite financing to continue to fund our research, development and clinical programs, we cannot assure you that ELX-02, ZKN-013, or any of our future product candidates will be successfully developed or commercialized.

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

In addition, disruptions caused by the COVID-19 pandemic, including temporary pauses in our clinical trial enrollment in response to the COVID-19 pandemic have and may in the future increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. The design of our Phase 2 Alport syndrome trial may not achieve efficacy results in patients, and we cannot provide assurances as to whether we will incur significant additional costs, expend additional resources or be subject to additional regulatory requirements, including COVID-19 related disruptions, any of which may have a material adverse impact on our financial condition and results of operations.

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

Our product candidates, including ELX-02 and ZKN-013 may cause adverse events or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.

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

It is possible that, during the course of the clinical development of ELX-02, ZKN-013, or other product candidates, results of our clinical trials (or significant adverse events experienced by individuals receiving drug under our compassionate use policy) could reveal an unacceptable severity and prevalence of side effects. For example, in preclinical testing of ELX-02, we observed renal toxicities in the animals we tested following administration of this compound at doses in excess of the doses we expect to administer in our clinical trials. As a result of this or any other side effects, our clinical trials could be suspended or terminated or not even allowed to commence, and the FDA or comparable foreign regulatory authorities could order us to cease further development, or deny approval, of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. If we are required to delay, suspend or terminate any clinical trial or commercialization efforts, the commercial prospects of such product candidates may be harmed, and our ability to generate product revenues from them or other product candidates that we develop may be delayed or eliminated.

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

Even though we have received orphan drug designation from the FDA for ELX-02 for the treatment of cystic fibrosis, cystinosis, MPS I, and Rett syndrome, we may not be able to maintain the benefits of orphan drug designation or obtain orphan drug marketing exclusivity for ELX-02 or any of our other product candidates for Alport syndrome or other indications.

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

The FDA has granted orphan drug designation for ELX-02 for the treatment of cystic fibrosis, MPS I, Rett syndrome, and cystinosis. We may seek orphan drug designation for our other product candidates, and with respect to Alport syndrome and other indications. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and application fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA.

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

In addition, the ongoing COVID-19 pandemic has and may in the future adversely affect enrollment in our clinical trials. We experienced significant delays in our recently completed Phase 2 monotherapy study with ELX-02 in CF as a result of having to pause enrollment in response to the COVID-19 pandemic in order to avoid unnecessary exposure in at-risk populations, to maintain the integrity of our study data and to support global healthcare providers in their commitment to ensure patient safety. On November 1, 2022, we announced that enrollment in our Phase 2 clinical trial in Alport syndrome commenced. We experienced delays in starting the trial related to staffing challenges in our clinical trial sites and related lack of resources at these sites. Any future additional costs as a result of delays in enrollment or failure to complete enrollment in accordance with our objectives could be significant and may have a material adverse impact on our financial condition and results of operations.

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
•
applicable regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

•
the approval policies or regulations of the FDA or comparable regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval..

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

We have a history of net losses and negative cash flows from operating activities since inception and, as of September 30, 2022, had an accumulated deficit of $268.1 million. We have financed our operations primarily through equity securities, and to a lesser extent from loans and grants. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it will be several years, if ever, before we receive regulatory approval for commercialization of a product candidate. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

•
advance ELX-02, ZKN-013, and/or other product candidates further into clinical development;

•
experience any further delays in enrollment and completion of our clinical trials due to the COVID-19 pandemic or otherwise;
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

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue and initiate clinical trials of, and seek marketing approval for ELX-02, and as we become obligated to make milestone payments pursuant to our outstanding license agreements. In addition, if we obtain marketing approval for any of our current or future product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution of the approved product. Our future capital requirements will depend on many factors, including:

•
the scope, progress, results and costs of drug discovery, clinical development, laboratory testing and clinical trials for ELX-02, ZKN-013, and other product candidates;
•
the costs, timing and outcome of any regulatory review of ELX-02, ZKN-013, and other product candidates;
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

For the three and nine months ended September 30, 2022, our net losses were $7.5 million and $29.7 million, respectively and as of September 30, 2022, we had an accumulated deficit of $268.1 million. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of our product candidates, conducting preclinical studies and clinical trials, and our administrative organization. We will require substantial additional financing to fund our operations and to continue to execute our strategy, and we will pursue a range of options to secure additional capital. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date of the issuance of the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity and debt financings, as well as entering into new collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity, such as our public offering of shares of our common stock in May 2021 or issuances of common stock under our at-the-market program (“ATM Program”), or convertible debt securities, an investor’s ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that may adversely affect an investor’s rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and may be secured by all or a portion of our assets. Further, the availability of funding under the Hercules Term Loan is conditioned on us meeting certain clinical and equity milestones during defined time periods. For example, because the Company did not meet the milestone requirements for the Tranche 2 Advance under the Hercules Term Loan as of August 15, 2022, this funding was not available to the Company. Any debt agreements we may enter into in the future may contain similar restrictions on funding. If we raise funds by entering into new collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or through collaborations, strategic alliances or licensing arrangements when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We may not be able to maintain compliance with our debt covenants in the future.

The Hercules Term Loan Agreement contains customary affirmative and negative covenants which, among other things, requires the Company to maintain at all times a minimum qualified cash balance equaling amounts ranging from $6.3 million to $10.0 million ($10.0 million effective as of August 15, 2022) and limits our ability to (i) incur additional indebtedness, (ii) pay dividends or make certain distributions, (iii) dispose of our assets, grant liens or encumber our assets or (iv) fundamentally alter the nature of our business. These covenants are subject to a number of exceptions and qualifications. If we breach these financial covenants and fail to secure a waiver or forbearance from the third-party lender, such breach or failure could accelerate the repayment of the outstanding borrowings under the Hercules Term Loan or the exercise of other rights or remedies the third-party lender may have under applicable law. No assurance can be provided a waiver or forbearance will be granted or the outstanding borrowings under the Hercules Term Loan, will be successfully refinanced on terms that are acceptable to the Company.

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

As of September 30, 2022, we owned or licensed 35 issued patents and 62 pending patent applications in the U.S. and abroad, not including U.S. provisional applications. However, with regard to the pending applications, the filing of a patent application does not mean that we will be issued a patent, or that any patent eventually issued will be as broad as requested in the patent application or sufficient to protect our technology. Any modification required to a currently pending patent application may delay the approval of such patent application which could have a material adverse effect on our business, results of operations and financial condition. In addition, there are a number of factors that could cause our current or future issued patents to become invalid or unenforceable or that could cause our pending patent applications to not be granted, including known or unknown prior art, deficiencies in the patent application or lack of originality of the technology. Our competitive position and future revenue will depend in part on our ability and the ability of our licensors and collaborators to obtain and maintain patent protection for our product candidates, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties. However, we cannot predict:

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

In addition to our operations in the United States, we currently conduct certain research and clinical development activities through our regional operations located in Israel. We also maintain a legal presence and contract with vendors located in Australia. We may, in the future, expand our presence and operations to other locations as circumstances require. Accordingly, political and economic conditions in any other country or region where we do business may directly affect our operations.

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

Our research and development efforts were initially financed, in part, through royalty-bearing grants from the Israel Innovation Authority, or IIA. We received an aggregate of $2.6 million from the IIA for the development of our technologies. With respect to such grants we are required to pay certain royalties (including accrued interest) up to $2.8 million. We are required to comply with the requirements of the Israeli Encouragement of Research, Development and Technological Innovation in the Industry Law, 5744-1984, as amended, and related regulations ("the R&D Law") with respect to these past grants. If we fail to comply with the R&D Law, we may be required to refund certain grants previously received and/or to pay interest and penalties and we may become subject to criminal charges.

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

On January 3, 2022, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market ("Nasdaq Listing Qualifications") notifying us that, for the last 30 consecutive business days, the closing bid price for our common stock has been below the minimum $1.00 per share required for continued listing on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”). Under Nasdaq Listing Rule 5810(c)(3)(A), the Company was granted a 180 calendar day grace period, or until July 5, 2022, to regain compliance with the minimum bid price requirement. The minimum bid price requirement will be met if our common stock has a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days during the 180 calendar day grace period. Because the Company did not regain compliance with the Minimum Bid Price Requirement before July 5, 2022, the Company applied to transfer its listing to the Nasdaq Capital Market and for an extension of an additional 180 calendar days, or until January 2, 2023 to regain compliance with the Minimum Bid Price Requirement. On July 7, 2022, Nasdaq notified us that our application for listing on the Nasdaq Capital Market was approved and that Nasdaq had approved the Company’s extension request. The Company has until January 2, 2023 to regain compliance with the Minimum Bid Requirement.

We continue to monitor the closing bid price of its common stock. In order to regain compliance with the Minimum Bid Requirement, as set forth in our Definitive Proxy Statement, filed with the SEC on October 31, 2022, we are seeking stockholder approval to implement a reverse stock split of all of the outstanding shares of our common stock. However, there can be no assurance that the reverse stock split will be approved by our stockholders.

Even if the reverse stock split is approved by our stockholders, there can be no assurance that the market price per new share of our common stock after the reverse stock split will rise in proportion to the reduction in the number of shares of our common stock outstanding before the reverse stock split or, even if it does, that such price will be maintained for any period of time or that we will regain compliance with the Minimum Bid Price Requirement. There is no assurance that the reverse stock split will result in a per share price that will increase the level of investment in our common stock by institutional investors or increase analyst and broker interest in the Company or that the reverse stock split will result in a per share price that will increase our ability to attract and retain employees and other service providers who receive compensation in the form of our equity-based securities. Further, the liquidity of the shares of our common stock may be affected adversely by any reverse stock split given the reduced number of shares of our common stock that will be outstanding following the reverse stock split, especially if the market price of our common stock does not increase as a result of the reverse stock split. Although we believe that a higher market price of our common stock may help generate greater or broader investor interest, there can be no assurance that the reverse stock split will result in a share price that will attract new investors, including institutional investors. In addition, there can be no assurance that the market price of our common stock will satisfy the investing requirements of those investors. As a result, the trading liquidity of our common stock may not necessarily improve.

If we do not regain compliance with the Minimum Bid Price Requirement by January 2, 2023, Nasdaq will provide written notification that our common stock is subject to delisting. At that time, we may appeal the Nasdaq staff's delisting determination to a Hearings Panel (the "Panel"). Our common stock would remain listed pending the Panel's decision. There can be no assurance that, if we do appeal a delisting determination by the Staff to the Panel, such appeal would be successful.

Further, on October 11, 2022, we received a letter from Nasdaq Listing Qualifications notifying us that for the last 30 consecutive business days, the Company’s Minimum Value of Listed Securities, as defined by Nasdaq (“MVLS”), has been below the minimum $35 million requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5500(b)(2) (the “Minimum Market Value Requirement”). Under Nasdaq Listing Rule 5810(c)(3)(C), the Company has 180 calendar days, or until April 10, 2023, to regain compliance with the Minimum Market Value Requirement. The Minimum Market Value Requirement will be met if our minimum MLVS closes at $35 million or more for a minimum of ten (10) consecutive business days during the compliance period ending April 10, 2023. If we do not regain compliance with the Minimum Market Value Requirement during the compliance period ending April 10, 2023, Nasdaq will provide written notification that the Company’s common stock will be subject to delisting. At that time, the Company may appeal any such delisting determination to the Panel. We are actively monitoring our MLVS and evaluating available options to regain compliance with the Minimum Market Value Requirement. However, there is no assurance that we will be able to regain compliance with the Minimum Market Value Requirement during the 180-day compliance period.

The delisting of our common stock from Nasdaq may make it more difficult for us to raise capital on favorable terms in the future. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. Further, if we were to be delisted from Nasdaq, our common stock would cease to be recognized as covered securities and we would be subject to regulation in each state in which we offer our securities. Moreover, there is no assurance that any actions that we take to restore our compliance with the Minimum Bid Price Requirement, including the implementation of a reverse stock split, or the Minimum Market Value Requirement, would stabilize the market price or improve the liquidity of our common stock, prevent our common stock from falling below the minimum bid price or MLVS required for continued listing again or prevent future non-compliance with Nasdaq’s listing requirements. There is also no assurance that we will maintain compliance with the other listing requirements of The Nasdaq Capital Market.

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

As of December 31, 2021, we had U.S. federal and state net operating loss carryforwards (“NOLs”), of $158.8 million and $24.2 million, respectively, and federal research tax credit carryforwards of $5.9 million. Certain U.S. NOLs will begin to expire, beginning in 2022 through 2037, and research tax credits will expire beginning in 2026 through 2041. Included in these U.S. federal NOLs are $82.5 million of NOLs generated after the effective date of the Tax Cuts and Jobs Act of 2017 ("TCJA") which are not subject to expiration. Under the TCJA, Federal NOLs generated in 2018 and future years may be carried forward indefinitely but may not be carried back and are only eligible to offset up to a maximum of 80% of taxable income generated in a given year. It is uncertain if and to what extent various U.S. states will conform their net operating loss rules to the TCJA.

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

Pursuant to our 2018 Equity Incentive Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. As of September 30, 2022, individuals held share awards to purchase or receive an aggregate of 10,488,216 shares of our common stock. If our board of directors elects to increase the number of shares available for future grant by the maximum amount each year, our stockholders may experience additional dilution, which could have a negative effect on our share price.

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
Date: November 10, 2022

	by:	/s/ Daniel E. Geffken
Daniel E. Geffken
Interim Chief Financial Officer
(Principal Financial and Authorized Officer)