Form 10-K
period 2022-12-31
Eloxx Pharmaceuticals, Inc.
filed 2023-03-31
CIK 1035354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

(781) 577-5300

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	ELOX	NASDAQ Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2022, the last business day of the registrant’s most recently completed second quarter, was $16,650,960, based on the closing price for such stock as reported on the NASDAQ Capital Market on that date.

As of March 28, 2023, there were 2,166,356 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

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

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to, those identified in Part I, Item 1A. “Risk Factors” and Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risks and uncertainties include, but are not limited to:

•
risks related to our ability to obtain the capital necessary to fund our operations and continue as a going concern;
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
•
business abilities and judgment of personnel, and the availability of qualified personnel; and
•
those identified in Part I, Item 1A. "Risk Factors" and Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report.

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

Market and Industry Data

This Annual Report and the other documents incorporated herein by reference include statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe these industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data and disclaim responsibility for its content. Furthermore, management’s estimates are derived from publicly available information, their knowledge of our industry and their assumptions based on such information and knowledge, which we believe to be reasonable. This data involves a number of assumptions and limitations which are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in this Annual Report under “Forward Looking Statements” and Part I, Item 1A “Risk Factors.” These and other factors could cause our future performance to differ materially from our assumptions and estimates.

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
•
We will need substantial additional funding by September 2023. If we are unable to raise capital when needed, we would be forced to delay, reduce, or eliminate our product development programs or commercialization efforts.
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
•
Our product candidates, including ELX-02 and ZKN-13, may cause adverse events or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.
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

PART I

ITEM 1. Business

Company Overview

We are a clinical-stage biopharmaceutical company engaged in the science of ribosome modulation, leveraging both our innovative TURBO-ZM™ chemistry technology platform and our library of novel aminoglycosides to develop novel oral small molecule Ribosome Modulating Agents (“RMAs”) and Eukaryotic Ribosome Selective Glycosides (“ERSGs”), for the treatment of rare and ultra-rare genetic diseases where patients have point nonsense genetic mutations that result in premature stop codons and less than full length proteins. Nonsense mutations result in premature stop codons in the impacted messenger RNA (“mRNA”) which in turn disrupt protein synthesis from that mRNA leading to less than full length proteins. Patients with these mutations have significantly worse outcomes than with missense mutations.

We have multiple programs in our pipeline including a clinical program for the treatment of Alport syndrome with ELX-02 (subcutaneous delivery), preclinical programs in investigational new drug ("IND") enabling stages in Recessive Dystrophic (“RDEB”) and Junctional Epidermolysis Bullosa (“JEB”) and Familial Adenomatous Polyposis (“FAP”) with ZKN-013, and IND enabling stage program with inhaled delivery of ELX-02 in Class 1 cystic fibrosis ("CF"). We also have various earlier discovery stage programs in CF and oncology. As our programs advance, we plan to actively look to expand our pipeline by seeking new indications in other rare diseases for compounds designed with our platforms. The U.S. Food and Drug Administration (“FDA”) has granted Fast Track designation for ELX-02 for the treatment of CF patients with nonsense mutations. In addition, the FDA granted ELX-02 Orphan Drug Designation for the treatment of CF in July 2020 and, based on the European Medicines Agency’s (“EMA”) positive opinion, the European Commission granted ELX-02 orphan medicinal product designation in September 2018.

In March 2022, we announced our decision to advance ELX-02 delivered subcutaneously for the restoration of collagen IV protein for the treatment of Alport syndrome. Alport syndrome with nonsense mutations is a genetic kidney disorder that occurs in 1 in 50,000 newborns in the United States. It is caused by the loss of one of three collagen IV subtypes. This disease is characterized by blood (hematuria) and protein (proteinuria) in the patient's urine and results in progressive kidney disease, hearing loss, and eye abnormalities. In November 2022, we began a Phase 2 monotherapy clinical trial for ELX-02 for the treatment of Alport syndrome and in February 2023, we announced that the first patients had been enrolled. ELX-02 treatment has demonstrated restoration of full-length protein in multiple preclinical models, including collagen IV and collagen VII in cells, and also clinical activity in our Phase 2 cystic fibrosis trial. In February 2023 we announced that the first patients had been dosed in this Phase 2 trial. We believe our results, previously conducted in vivo studies showing improvement of kidney function with collagen IV restoration and the ability to achieve high kidney drug levels at tolerable doses support the clinical development of ELX-02 in Alport syndrome. This Phase 2 trial is targeting dosing of up to eight Alport syndrome patients with nonsense mutations in the collagen IV (COL4) gene. Patients will be dosed for two months with a three month follow-up. In addition to the primary endpoint of safety, the key secondary efficacy endpoint of proteinuria will be measured every two weeks. For eligible patients, induction of the COL IV protein will also be measured at the end of two months. Topline results are expected in the first half of 2023.

We are also advancing ZKN-013 as an oral agent for the treatment of RDEB/JEB and FAP patients with nonsense mutations. RDEB and JEB are rare skin diseases characterized by mutations in Collagen VII (RDEB) and LAMB3(JEB) proteins. We estimate that there are approximately 4,000 patients with nonsense mutations in these diseases in the major markets of the United States, Japan, and western Europe. Patients suffer from severe skin bruising, wounds and internal lesions resulting in increased risk of skin cancer and severe malnourishment. FAP patients have mutations in the APC gene that result in a proliferation of polyps in the colon that if untreated can lead to colon and other related cancers. There are currently no approved disease modifying therapies for these diseases. ZKN-013 has demonstrated robust collagen VII restoration in patient cells comparable to 5-10% of protein restoration across a range of mutations. We have also seen in two separate studies, that treatment of APCMin mice, a validated model for evaluating potential treatment effects in FAP patients, with ZKN-013 for eight weeks reduced polyp number, polyp size and meaningfully improved survival. On March 24, 2023, we submitted an IND for ZKN-013 for the treatment of RDEB.

In September 2022, in consultation with the Cystic Fibrosis Foundation (“CFF”), we terminated the development of ELX-02 delivered subcutaneously, for the treatment of CF patients with at least one nonsense (“Class 1 CF”) mutation. This decision was made after our Phase 2 trial of ELX-02 in combination with ivacaftor, an approved drug currently marketed for the treatment of certain CF patients under the trade name “Kalydeco”, did not meet the secondary efficacy endpoint of reduction from baseline in sweat chloride concentration (SCC) or improvement from baseline in percent forced expiratory volume (FEV1). Encouragingly, we continued to see strong evidence of biological activity similar to that in our previously completed Phase 2 study that reported in November 2021 a reduction in sweat chloride concentration from baseline after one week of treatment with ELX-02. We believe that the lack of statistically significant clinical benefit in Class 1 CF patients was due to drug concentration in the lung tissue being significantly below that required for effect consistent with our preclinical studies. ELX-02 was well tolerated in the Phase 2 trial with no drug related adverse events even at the clinical dose of 1.5mg/kg. Going forward, we plan to only develop ELX-02 as an inhaled therapy for Class 1 CF patients because the achievable drug concentrations are more than one-hundred times higher in the lung tissue than when given subcutaneously. We have completed the IND enabling studies for inhaled ELX-02 in Class 1 CF but further clinical development is contingent upon funding from the CFF.

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

We are using our TURBO-ZM™ chemistry technology platform and our library of novel aminoglycosides to develop novel small molecule RMAs and ERSGs, that are uniquely positioned to correct both nonsense mutations and ribosomal mutations. Clinical and preclinical results for the ability of macrolide and aminoglycoside antibiotics to restore proteins in nonsense mutations have been shown in more than 36 rare diseases. These molecules have also shown an ability to selectively stop protein translation. However, significant safety, tolerability and delivery limitations have prevented further development for human diseases. Our RMA and ERSG molecules are designed to be safer, more potent, and easier to deliver than traditional macrolide and aminoglycoside antibiotics and thus fulfill their clinical promise.

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

We believe that the segment of patients with diagnosed nonsense mutations on one or both alleles represents a high unmet medical need as there are currently no approved therapeutics targeting the impairment caused by these mutations. Nonsense mutations are involved in a large number of genetic diseases such as cystic fibrosis, Alport, Polycystic Kidney disease, RDEB, JEB, and FAP. According to the Human Gene Mutation Database, nonsense mutations account for approximately 12% of patients with a given genetic disease. The disease phenotypes caused by nonsense mutations are frequently more severe than those caused by other kinds of mutations because these mutations often lead to a complete loss of protein production or function. In general, these diseases do not have specific therapies beyond symptomatic and palliative interventions.

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

Drivers of ribosomal mutations in cancer

Loss or gain of ribosomal proteins and ribosome modifying factors in cancer can lead to cancer progression through translation of oncogenic proteins. These altered ribosomes are structurally distinct and can be selectively targeted by rationally designed macrolides designed with the TURBO-ZM™ platform. Active screening of compounds has identified several leads and hits which have shown promising results in colon cancer and small cell lung cancer patient organoids characterized by over expression of cMYC.

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

Alport Syndrome with Nonsense Mutations

Alport syndrome is a major inherited kidney diseases that affects an estimated 155,000 to 215,000 patients worldwide and results from mutations in the COL4 gene which cause truncated or missense COLIV proteins. It is estimated that 85% of patients are X-linked and 15% have recessive mutations

Approximately 6% of Alport patients carry a nonsense mutation on the COL4 gene and have truncated COLIV proteins. More than 70 nonsense mutations have been described. Alport is a progressive disease caused by a fragile (or none) base membrane of the glomeruli due to deficiency in COLIV protein. Alport patients have high levels of blood (Hematuria) and proteins (Proteinuria) in the urine. This in turn causes fibrosis, loss of kidney function (eGFR) and ultimately kidney failure. There are no approved treatments for Alport and 50% of patients with nonsense mutations lose their kidney function by the time they are 18 years old.

We are evaluating the treatment effect of ELX-02 delivered subcutaneously in a Phase 2 trial in Alport Patients. This Phase 2 trial is targeting dosing of up to eight Alport syndrome patients with nonsense mutations in the COL4 gene. Patients will be dosed for two months with a three-month follow-up. In addition to the primary endpoint of safety, the key secondary efficacy endpoint of proteinuria will be measured every two weeks. For eligible patients, induction of COL IV will also be measured at the end of two months. Topline results are expected in the first half of 2023.

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

Familial Adenomatous Polyposis (“FAP”)

FAP is caused by a mutation in the APC gene coding for APC protein, which acts as a tumor suppressor and keeps cells from growing too fast or in an uncontrolled way. It is characterized by polyps developing in subjects as young as in their teens. These polyps have a high propensity for progression to cancer. Hence patients undergo prophylactic colectomy in adolescence or early adulthood to prevent colorectal cancer development.

Our program to address FAP includes TURBO-ZM™ based RMAs including ZKN-013 and additional undisclosed compounds.

Research and Development Programs

Our pipeline of programs is summarized in the following table:

Development Program for ELX-02 for the Treatment of Alport Syndrome

In March 2022, we announced our decision to advance ELX-02 delivered subcutaneously for the restoration of the COL IV protein for the treatment of Alport syndrome, a rare kidney disease, with nonsense mutations, a rare kidney disease. In November 2022, we began a Phase 2 monotherapy clinical trial for ELX-02 for the treatment of Alport syndrome and in January 2023, we announced that the first patients had been enrolled and in February 2023 we announced that the first patients had been dosed. Alport syndrome with nonsense mutations is a genetic kidney disorder that occurs in 1 in 50,000 newborns in the United States. It is caused by the loss of one of three collagen IV subtypes. This disease is characterized by blood (hematuria) and protein (proteinuria) in the patient's urine, and results in progressive kidney disease, hearing loss, and eye abnormalities. ELX-02 treatment has demonstrated restoration of full-length protein in multiple preclinical models, including collagen IV and collagen VII in cells, and also clinical activity in our Phase 2 cystic fibrosis trial. We believe our results, previously conducted in vivo studies showing improvement of kidney function with collagen IV restoration and the ability to achieve high kidney drug levels at tolerable doses support the clinical development of ELX-02 in Alport syndrome. In preclinical studies, significant improvement in kidney function and survival has been seen in Alport mice that lack full length Collagen IV proteins at very low protein levels when treated with protein restoration therapies. ELX-02 has demonstrated 6 to 15% collagen IV restoration in cellular systems. ELX-02 treatment in mice with another rare kidney disease, cystinosis, also resulted in a reduction of cystine levels, a marker for disease improvement. ELX-02 drug levels in the kidney are approximately 50-fold higher than in the plasma. As a result, at our targeted dose of 0.75mg/kg, which is half of the dose previously given to patients in our Phase 2 CF trial with ELX-02 and ivacaftor, we believe that ELX-02 levels in the kidney could result in protein restoration levels that may be sufficient to reduce proteinuria in Alport patients, a key endpoint for kidney function improvement. This Phase 2 trial is targeting dosing of up to eight Alport syndrome patients with nonsense mutations in the COL4 gene. Patients will be dosed for two months with a three month follow-up. In addition to the primary endpoint of safety, the key secondary efficacy endpoint of proteinuria will be measured every two weeks. For eligible patients, induction of COL IV will also be measured at the end of two months. Topline results are expected in the first half of 2023 and we plan to advance to a pivotal clinical trial if we observe a significant improvement in our efficacy endpoint of proteinuria reduction in the kidney.

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

Preclinical results support the potential for RMAs to restore functional collagen protein at levels comparable to high-dose gentamicin. IND-enabling pre-clinical studies have been completed and on March 24, 2023 we filed an IND for ZKN-013 for the treatment of RDEB.

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

ELX-02 – Class 1 CF Program

In September 2022, in consultation with the Cystic Fibrosis Foundation (“CFF”), we terminated the development of ELX-02 delivered subcutaneously, for the treatment CF patients with at least one nonsense (“Class 1 CF”) mutations. This decision was made after our Phase 2 trial of ELX-02 in combination with ivacaftor, an approved drug currently marketed for the treatment of certain CF patients under the trade name “Kalydeco”, did not meet the secondary efficacy endpoint of reduction from baseline in sweat chloride concentration (SCC) or improvement from baseline in percent forced expiratory volume (FEV1). Encouragingly, we continued to see strong evidence of biological activity similar to that in our previously completed Phase 2 study that reported in November 2021 a reduction in sweat chloride concentration from baseline after one week of treatment with ELX-02. We believe that the lack of statistically significant clinical benefit in Class 1 CF patients was due to drug concentration in the lung tissue being significantly below that required for effect consistent with our preclinical studies. ELX-02 was well tolerated in the Phase 2 trial with no drug related adverse events even at the clinical dose of 1.5mg/kg.

Going forward, we plan to only develop ELX-02 as an inhaled therapy for Class 1 CF patients because the achievable drug concentrations are more than one-hundred times higher in the lung tissue than when given subcutaneously. We have completed the IND enabling studies for inhaled ELX-02 in Class 1 CF but further clinical development is contingent upon funding from the CFF.

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

Intellectual Property

Patent Portfolio

Our licensed and owned patent portfolio includes patents and applications relating to our lead compound, ELX-02 (formerly known as NB124), and over 40 other read-through inducing compounds, as well as methods of making and using these compounds. Each of our patent families is described briefly below.

With regard to ELX-02, our primary composition of matter coverage derives from a first patent family that we exclusively license under the Research and License Agreement (the “Technion Agreement”) with Technion Institute for Research and Development Ltd. (“TRDF”) dated August 29, 2013. As of December 31, 2022, this family included issued patents in the United States, Europe, Canada, Hong Kong, India, Israel, and Japan, and a pending application in the United States and Israel. Issued patents in this family have claims directed to ELX-02 and other read-through inducing compounds, as well as claims directed to pharmaceutical compositions of the disclosed compounds and methods of using the compounds and compositions to treat genetic disorders associated with premature stop codon mutations including cystic fibrosis, neophropathic cystinosis, DMD, ataxia-telangiectasia, Hurler syndrome, hemophilia A and B, Usher Syndrome, and Tay-Sachs. Patents that have issued or which may issue in the future from this family are currently expected to expire in 2031, not including any extensions of term for which we may be eligible and that we may be granted. A second patent family licensed under the Research and License Agreement with TRDF includes one issued U.S. patent with claims directed to the use of ELX-02 and other read-through inducing compounds to treat Rett syndrome.

We own two patent families that may provide additional protection for specific methods of using or manufacturing ELX-02 beyond the anticipated expiration date of the primary composition of matter patents.

The first of these families is directed to methods for large-scale synthesis of ELX-02 and other read-through inducing compounds. As of December 31, 2022, this family included issued patents in the United States, Australia, Israel, India, and Japan and pending applications in the United States, Europe, Brazil, Canada, China Hong Kong, and India. Patents that have issued or which may issue in the future from this family are currently expected to expire in 2038, not including any extensions of term for which we may be eligible that we may be granted.

The second family is directed to methods of using ELX-02 and other read-through inducing compounds to treat various ocular conditions associated with nonsense mutations, including retinitis pigmentosa, Usher Syndrome, Stickler Syndrome, aniridia, Leber congenital amaurosis, and choroideremia. As of December 31, 2022, this family includes pending applications in the United States, Europe, Australia, Canada, China, Hong Kong, Israel, Japan, Mexico, Malaysia, New Zealand, Philippines, Singapore, South Africa, and South Korea. Any patents issuing from this family are currently expected to expire in 2039, not including any extensions of term for which we may be eligible and that we may be granted.

Three additional patent families licensed under the Research and License Agreement with TRDF are directed to additional read-through inducing compounds.

The first of these families includes claims directed to ELX-03 (formerly known as NB84) and other read-through inducing compounds, as well as claims directed to pharmaceutical compositions and methods of using the compounds and compositions to treat genetic disorders including cystic fibrosis, DMD, ataxia-telangiectasia, Hurler syndrome, hemophilia A, hemophilia B, Usher Syndrome, and Tay-Sachs. As of December 31, 2022, this family included issued patents in the U.S., Europe, Canada, India, Israel and Japan, and a pending application in the United States. Patents that have issued or which may issue in the future from this family are currently expected to expire in 2027 and 2028, not including any additional extensions of term for which we may be eligible and that we may be granted.

The second family includes claims directed to ELX-10 (formerly known as NB157) and other read-through inducing compounds and pharmaceutical compositions and uses thereof. As of December 31, 2022, this family included issued patents in the U.S., Australia, China, India, Israel and Japan, and pending applications in the U.S., Europe, Australia, Brazil, Canada, China, Hong Kong, Israel and Japan. Patents that have issued or which may issue in the future from this family are currently expected to expire in 2036, not including any extensions of term for which we may be eligible and that we may be granted.

The third family includes claims directed to additional read-through inducing compounds and pharmaceutical compositions and uses thereof. As of December 31, 2022, this family included an issued patent in Australia and pending applications in the United States, Europe, Australia, Brazil, Canada, China, EAPO, Hong Kong, India, Israel, Japan, Malaysia, Mexico, New Zealand, Singapore, and South Korea. Patents that have issued or which may issue in the future from this family are currently expected to expire in 2038, not including any extensions of term for which we may be eligible and that we may be granted.

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

We have licensed four patent families from the President and Fellows of Harvard College ("Harvard") under the license agreement dated February 10, 2015, and subsequently amended and restated on March 31, 2020, claiming macrolides as well as methods of making and using these macrolides. Patents issuing from these families are expected to expire in 2034, 2035 and 2036, respectively, not including any extensions of term for which we may be eligible and that we may be granted.

We jointly own three patent families with Harvard claiming other macrolides as well as methods of making and using these macrolides. These families include pending applications in the United States, Europe, Australia, Brazil, Canada, China, India, Indonesia, Israel, Japan, Mexico, New Zealand, Singapore, South Africa, and South Korea. Any patents issuing from this family are currently expected to expire in 2038 and 2039, respectively, not including any extensions of term for which we may be eligible and that we may be granted. One of these patent families includes claims directed to ZKN-013, our lead TURBO-ZMTM compound.

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

In the United States, patent term may be extended in certain instances by patent term adjustment (“PTA”), which compensates for administrative delays by the U.S. Patent & Trademark Office during examination of the patent. We have received a PTA for one of our exclusively licensed patents relating to ELX-01 and other related read-through inducing compounds, extending the expiration date of that patent from 2027 to 2028. However, we do not know whether any PTA will be granted for any of our future patents.

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

License Agreements

Research and License Agreement with Technion Research and Development Foundation Ltd. ("TRDF")

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

License Agreement between Zikani and President and Fellows of Harvard College ("Harvard")

On February 10, 2015, Zikani entered into an agreement to license certain patent rights owned by Harvard. This license agreement was subsequently amended and restated on March 31, 2020. Harvard is entitled to receive clinical and regulatory milestone payments totaling up to $3.6 million in the aggregate per licensed product approved in the United States, European Union, and Japan. The Company is also obligated to make additional royalty payments to Harvard upon the occurrence of certain sales milestones per licensed product up to a mid-single digit royalty percentage. The royalty percentage depends on the product and whether such licensed product is covered by a valid claim within the certain patent rights that the Company licenses from Harvard. Further, the Company may sub license the patent rights and any income, with the Company obligated to remit to Harvard fees ranging from 20% to 30% of such sublicense income up to the achievement of certain milestone events. There were no royalties recorded in 2022 or 2021.

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

U.S. Drug Development Process

In the United States, the FDA regulates drugs under the federal Food, Drug, and Cosmetic Act (“FDCA”) and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•
completion of preclinical laboratory tests, animal studies and formulation studies in accordance with FDA’s Good Laboratory Practice (“GLP”) requirements and other applicable regulations;
•
submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•
approval by an independent Institutional Review Board (“IRB”) or ethics committee at each clinical site before each trial may be initiated;
•
performance of adequate and well-controlled human clinical trials in accordance with good clinical practices (“GCPs”) to establish the safety and efficacy of the proposed drug for its intended use;
•
preparation of and submission to the FDA of an NDA after completion of all pivotal trials;
•
a determination by the FDA within 60 days of its receipt of an NDA to file the application for review
•
satisfactory completion of an FDA advisory committee review, if applicable;
•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity, and of selected clinical investigation sites to assess compliance with GCPs; and
•
FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the United States.

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

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•
Phase 1: The product candidate is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.
•
Phase 2: The product candidate is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.
•
Phase 3: The product candidate is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.

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

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•
restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•
fines, warning letters, or untitled letters;
•
clinical holds on clinical studies;
•
refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product approvals;
•
product seizure or detention, or refusal to permit the import or export of products;
•
consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;
•
mandated modification of promotional materials and labeling and the issuance of corrective information;

•
the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or
•
injunctions or the imposition of civil or criminal penalties.

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

The U.S. federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), also created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services. Similar to the Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

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

Data Privacy and Security Laws

Numerous state, federal and foreign laws, regulations and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information, and could apply now or in the future to our operations or the operations of our partners. In the U.S., numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. In particular, the General Data Protection Regulation 2016/679 (“GDPR”) and implementing legislation in individual European countries impose specific compliance obligations relating to the processing and transfer of personal data of natural persons, including certain kinds of clinical trial data. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

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

Employees and Human Capital Management

As of December 31, 2022, we had 15 employees in the United States and three employees in Israel. We believe that we have a good relationship with our employees. In order to achieve our goals, it is crucial that we continue to attract and retain top talent. To facilitate talent attraction and retention, we strive to make our Company a safe and rewarding workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation, benefits, health and wellness programs.

We strive to maintain an inclusive environment free from discrimination of any kind, including sexual or other discriminatory harassment. Our employees have multiple avenues available through which inappropriate behavior can be reported, including a confidential hotline.

As of December 31, 2022, 44% of our employees were female and 56% were male. We are committed to creating and maintaining a diverse and inclusive workplace in which all employees have an opportunity to participate and contribute to the success of the business and are valued for their skills, experience, and unique perspectives. We seek and respect different perspectives, points of view, backgrounds, and communication styles.

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

Other Matters

Corporate Information

We were incorporated under the laws of the State of Delaware. Our principal executive offices are located at 480 Arsenal Way, Watertown, Massachusetts 02472, and our phone number is (781) 577-5300. Our common stock is listed on the Nasdaq Capital Market under the symbol “ELOX.”

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

ITEM 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, before you decide to purchase our common stock. If any of the possible adverse events described below actually occurs, we may be unable to conduct our business as currently planned and our financial condition and operating results could be harmed. In addition, the trading price of our common stock could decline due to the occurrence of any of the events described below, and you may lose all or part of your investment. Additional risks that we currently do not know about, or that we currently believe immaterial, may also impair our business.

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

Undesirable side effects caused by our product candidates, such as ELX-02 and ZKN-013, could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries, and discomforts, to their study doctor. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. It is possible that as we test our product candidates in larger, longer and more extensive clinical trials, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in previous trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by patients. Many times, side effects are only detectable after investigational products are tested in large-scale clinical trials or, in some cases, after they are made available to patients on a commercial scale following approval.

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

We have a history of net losses and negative cash flows from operating activities since inception and, as of December 31, 2022, had an accumulated deficit of $274.4 million. We have financed our operations primarily through equity securities, and to a lesser extent from loans and grants. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it will be several years, if ever, before we receive regulatory approval for commercialization of a product candidate. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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
•
acquire or in-license other product candidates and technologies; and
•
operate as a public company and maintain our compliance with Nasdaq listing requirements.

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

Accordingly, despite our prior public equity offerings and debt financings, we will need substantial additional funding in connection with our continuing operations and to achieve our goals. However, our existing cash and cash equivalents may prove to be insufficient for these activities. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs, product portfolio expansion or future commercialization efforts. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional financing due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our operating plans. If we are unable to obtain adequate financing, we will evaluate options, which may include reducing or deferring operating expenses, including by downsizing our workforce and curtailing certain development programs, which could have a material adverse effect on our operations and financial results.

Changing circumstances and market conditions, some of which may be beyond the Company's control, could impair our ability to access our existing cash and cash equivalents and investments and to timely pay key vendors and others.

We maintain our cash and cash equivalents in accounts with major financial institutions, and our deposits these institutions can and do exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, we could lose our deposits in excess of the federally insured or protected amounts and there can be no assurance that we will be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

Our recurring losses from operations raise substantial doubt regarding our ability to continue as a going concern.

For the year ended December 31, 2022, our net losses were $36.1 million and as of December 31, 2022, we had an accumulated deficit of $274.4 million. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of our product candidates, conducting preclinical studies and clinical trials, and our administrative organization. We will require substantial additional financing to fund our operations and to continue to execute our strategy, and we will pursue a range of options to secure additional capital. We believe that our cash and cash equivalents at December 31, 2022 are not sufficient to fund our current and planned operations for at least the next twelve months. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date of the issuance of the consolidated financial statements included in this Annual Report on Form 10-K.

We are exploring various sources of funding such as strategic collaborations and the issuance of equity to fund our operations. If we raise additional funds through strategic collaborations and alliances, which may include existing collaboration partners, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. To the extent that we raise additional capital through the sale of equity, the ownership interest of our existing stockholders will be diluted and other preferences may be necessary that adversely affect the rights of existing stockholders. If we are unable to raise sufficient capital through the transactions discussed above, we may need to curtail expenses contemplated by our current operating plan, and we may be required to delay, limit, reduce or terminate our product development efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. If the foregoing plans are unsuccessful and we are unable to continue as a going concern, you could lose all or part of your investment in the Company.

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

The Hercules Term Loan Agreement contains customary affirmative and negative covenants which, among other things, required the Company to maintain at all times a minimum qualified cash balance equaling amounts ranging from $6.3 million to $10.0 million ($10.0 million effective as of August 15, 2022 and at December 31, 2022) and limits our ability to (i) incur additional indebtedness, (ii) pay dividends or make certain distributions, (iii) dispose of our assets, grant liens or encumber our assets or (iv) fundamentally alter the nature of our business. These covenants are subject to a number of exceptions and qualifications. Subsequent to year end, on March 7, 2023, this minimum qualified cash balance was reduced to $2.25 million as of March 7, 2023 with the amendment of the terms and our repayment of $7.5 million of principal. If we breach these financial covenants and fail to secure a waiver or forbearance from the third-party lender, such breach or failure could accelerate the repayment of the outstanding borrowings under the Hercules Term Loan or the exercise of other rights or remedies the third-party lender may have under applicable law. No assurance can be provided a waiver or forbearance will be granted or the outstanding borrowings under the Hercules Term Loan, will be successfully refinanced on terms that are acceptable to the Company.

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

The EU has also proposed a Regulation on Privacy and Electronic Communications, ("ePrivacy Regulation"), which, if adopted, would impose new obligations on the use of personal data in the context of electronic communications, particularly with respect to online tracking technologies and direct marketing. Additionally, the EU adopted the EU Clinical Trials Regulation, which came into effect on January 31, 2022. This regulation imposes new obligations on the use of data generated from clinical trials and enables European patients to have the opportunity to access information about clinical trials. Failure or perceived failure to comply with the GDPR, the UK GDPR, the ePrivacy Regulation, the EU Clinical Trials Regulations, and other countries’ privacy or data security-related laws, rules or regulations could result in significant regulatory penalties and fines, affect our compliance with contracts entered into with our partners, collaborators and other third-party payors, and could have an adverse effect on our reputation, business and financial condition.

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

As of December 31, 2022, we owned or licensed 66 issued patents and 101 pending patent applications in the U.S. and abroad, not including U.S. provisional applications. However, with regard to the pending applications, the filing of a patent application does not mean that we will be issued a patent, or that any patent eventually issued will be as broad as requested in the patent application or sufficient to protect our technology. Any modification required to a currently pending patent application may delay the approval of such patent application which could have a material adverse effect on our business, results of operations and financial condition. In addition, there are a number of factors that could cause our current or future issued patents to become invalid or unenforceable or that could cause our pending patent applications to not be granted, including known or unknown prior art, deficiencies in the patent application or lack of originality of the technology. Our competitive position and future revenue will depend in part on our ability and the ability of our licensors and collaborators to obtain and maintain patent protection for our product candidates, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties. However, we cannot predict:

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

For example, on January 3, 2022, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market ("Nasdaq Listing Qualifications") notifying us that, for the last 30 consecutive business days, the closing bid price for our common stock has been below the minimum $1.00 per share required for continued listing on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”). Under Nasdaq Listing Rule 5810(c)(3)(A), the Company was granted a 180 calendar day grace period, or until July 5, 2022, to regain compliance with the minimum bid price requirement. The minimum bid price requirement will be met if our common stock has a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days during the 180 calendar day grace period. Because the Company did not regain compliance with the Minimum Bid Price Requirement before July 5, 2022, the Company applied to transfer its listing to the Nasdaq Capital Market and for an extension of an additional 180 calendar days, or until January 2, 2023 to regain compliance with the Minimum Bid Price Requirement. On July 7, 2022, Nasdaq notified us that our application for listing on the Nasdaq Capital Market was approved and that Nasdaq had approved the Company’s extension request.

On December 1, 2022, we effected a 1-for-40 reverse stock split of our common stock (the “Reverse Stock Split”). At a special meeting of stockholders held on November 30, 2022 (the “Special Meeting”), the stockholders of the Company approved a proposal to authorize the Company’s Board of Directors, in its discretion following the Special Meeting to amend the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), to effect a reverse stock split of all of the outstanding shares of the Company’s common stock. On November 30, 2022, following the Special Meeting, the Company’s Board of Directors approved the Reverse Stock Split at a ratio of 1-for-40. On December 1, 2022, the Company filed with the Secretary of State of the State of Delaware a certificate of amendment (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware to amend the Company’s Certificate of Incorporation to effect the Reverse Stock Split. The Reverse Stock Split became effective at 5:00 p.m., Eastern Time, on December 1, 2022.

On December 19, 2022, we were notified by Nasdaq Listing Qualifications that the closing bid price of the our common stock had been at $1.00 per share or greater for the 11 consecutive business days, from December 2, 2022 to December 16, 2022. Accordingly, the Company has regained compliance with Listing Rule 5550(a)(2) and this matter is now closed. Although we regained compliance with Listing Rule 5550(a)(2) there can be no guarantee that we can continue to remain compliant.

Further, on October 11, 2022, we received a letter from Nasdaq Listing Qualifications notifying us that for the last 30 consecutive business days, the Company’s Minimum Value of Listed Securities, as defined by Nasdaq (“MVLS”), has been below the minimum $35 million requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5500(b)(2) (the “Minimum Market Value Requirement”). Under Nasdaq Listing Rule 5810(c)(3)(C), the Company has 180 calendar days, or until April 10, 2023, to regain compliance with the Minimum Market Value Requirement. The Minimum Market Value Requirement will be met if our minimum MVLS closes at $35 million or more for a minimum of ten (10) consecutive business days during the compliance period ending April 10, 2023. If we do not regain compliance with the Minimum Market Value Requirement during the compliance period ending April 10, 2023, Nasdaq will provide written notification that the Company’s common stock will be subject to delisting. At that time, the Company may appeal any such delisting determination to the Panel. We are actively monitoring our MVLS and evaluating available options to regain compliance with the Minimum Market Value Requirement. However, there is no assurance that we will be able to regain compliance with the Minimum Market Value Requirement during the 180-day compliance period.

The delisting of our common stock from Nasdaq may make it more difficult for us to raise capital on favorable terms in the future. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. Further, if we were to be delisted from Nasdaq, our common stock would cease to be recognized as covered securities and we would be subject to regulation in each state in which we offer our securities. Moreover, there is no assurance that any actions that we take to restore our compliance with the Minimum Market Value Requirement required for continued listing or prevent future non-compliance with Nasdaq’s listing requirements. There is also no assurance that we will maintain compliance with the other listing requirements of The Nasdaq Capital Market.

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

As of December 31, 2022, we had U.S. federal and state net operating loss carryforwards (“NOLs”), of $159.2 million and $25.9 million, respectively, and federal research tax credit carryforwards of $8.1 million. Certain U.S. NOLs will begin to expire, beginning in 2023 through 2037, and research tax credits will expire beginning in 2026 through 2041. Included in these U.S. federal NOLs are $84.1 million of NOLs generated after the effective date of the Tax Cuts and Jobs Act of 2017 ("TCJA") which are not subject to expiration. Under the TCJA, Federal NOLs generated in 2018 and future years may be carried forward indefinitely but may not be carried back and are only eligible to offset up to a maximum of 80% of taxable income generated in a given year. It is uncertain if and to what extent various U.S. states will conform their net operating loss rules to the TCJA.

In general, under Section 382 of the U. S. Internal Revenue Code of 1986, as amended, (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-ownership change NOLs to offset future taxable income. We may have experienced ownership changes in the past. We may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. Although we have not completed our analysis, it is reasonably possible that our federal NOLs available to offset future taxable income could materially decrease. This reduction will be offset by an adjustment to the existing valuation allowance for an equal and offsetting amount. Additionally, our state NOLs available to offset future state income could similarly decrease which would also be offset by an equal and offsetting adjustment to the existing valuation allowance. Given the offsetting adjustments to the existing valuation allowance, any ownership change is not expected to have a material adverse effect on our consolidated financial statements. As of December 31, 2022, we had Israeli NOLs of $101.0 million, which carry forward indefinitely.

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

Additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities or our ATM Program pursuant to which we may sell up to $50.0 million of our common stock, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner, we determine from time to time. If we sell common stock, convertible securities or other equity securities in one or more transactions, existing investors may be materially diluted by subsequent sales, and new investors could gain rights superior to our existing stockholders.

Pursuant to our 2018 Equity Incentive Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. As of December 31, 2022, individuals held share awards to purchase or receive an aggregate of 249,403 shares of our common stock. If our board of directors elects to increase the number of shares available for future grant by the maximum amount each year (5% of the outstanding common stock), our stockholders may experience additional dilution, which could have a negative effect on our share price.

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

ITEM 4. Mine Safety Disclosures

None.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

From July 7, 2022, our common stock has traded on The NASDAQ Capital Market under the symbol “ELOX.” From April 26, 2018 to July 6, 2022, our common stock traded on The NASDAQ Global Market under the symbol “ELOX.” Prior to April 26, 2018, our common stock traded on the OTCQB market under the symbol “ELOX”.

Holders

As of March 21, 2023, there were approximately 90 holders of record of our common stock. This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer or Affiliated Purchaser

There were no repurchases of shares of our common stock during the fourth quarter ended December 31, 2022.

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

ITEM 6. [rESERVED]

ITEM 7. MANAGEMENT’S Discussion and analysis of financial condition and results of operationS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. Please see “Special Note Regarding Forward-Looking Statements.” As a result of many factors, including those factors set forth in “Part I, Item 1A - Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in, projected or implied by the forward-looking statements contained in the following discussion and analysis.

Our discussion and analysis of our financial condition and results of operations for 2022 as compared to 2021 are discussed below. For a discussion of our financial condition and results of operations for 2021 as compared to 2020, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report on Form 10-K, except as set forth below.

Company Overview

We are a clinical-stage biopharmaceutical company engaged in the science of ribosome modulation, leveraging both our innovative TURBO-ZM™ chemistry technology platform and our library of novel aminoglycosides to develop novel oral small molecule Ribosome Modulating Agents (“RMAs”) and Eukaryotic Ribosome Selective Glycosides (“ERSGs”), for the treatment of rare and ultra-rare genetic diseases where patients have point nonsense genetic mutations that result in premature stop codons and less than full length proteins. "Nonsense mutations result in premature stop codons in the impacted messenger RNA (“mRNA”) which in turn disrupt protein synthesis from that mRNA leading to less than full length proteins. Patients with these mutations have significantly worse outcomes than with missense mutations.

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

In March 2022, we announced our decision to advance ELX-02 delivered subcutaneously for the restoration of Collagen IV protein for the treatment of Alport syndrome patients. Alport syndrome with nonsense mutations is a genetic kidney disorder that occurs in 1 in 50,000 newborns in the United States. It is caused by the loss of one of three collagen IV subtypes. This disease is characterized by blood (hematuria) and protein (proteinuria) in the patient's urine, and results in progressive kidney disease, hearing loss, and eye abnormalities. In November 2022, we began a Phase 2 monotherapy clinical trial for ELX-02 for the potential treatment of Alport syndrome and in January 2023, we announced that the first patients had been enrolled. ELX-02 treatment has demonstrated restoration of full-length protein in multiple preclinical models, including collagen IV and collagen VII in cells, and also clinical activity in our Phase 2 cystic fibrosis trial. We believe our results, previously conducted in vivo studies showing improvement of kidney function with collagen IV restoration and the ability to achieve high kidney drug levels at tolerable doses support the clinical development of ELX-02 in Alport syndrome. This Phase 2 trial is targeting dosing of up to eight Alport syndrome patients with nonsense mutations in the COL4 gene. Patients will be dosed for two months with a three month follow-up. In addition to the primary endpoint of safety, the key secondary efficacy endpoint of proteinuria will be measured every two weeks. For eligible patients, induction of COL IV will also be measured at the end of two months. Topline results are expected in the first half of 2023.

We are also advancing ZKN-013, as an oral agent for the treatment of RDEB/JEB and FAP patients with nonsense mutations. RDEB and JEB are rare skin diseases characterized by mutations in Collagen VII (RDEB) and

LAMB3(JEB) proteins. We estimate that there are approximately 4,000 patients with nonsense mutations in these diseases in the major markets of the US, Japan and Western Europe. Patients suffer from severe skin bruising, wounds and internal lesions resulting in increased risk of skin cancer and severe malnourishment. FAP patients have mutations in the APC gene that result in a proliferation of polyps in the colon that if untreated can lead to colon and other related cancers. There are currently no approved disease modifying therapies for these diseases. ZKN-013 has demonstrated robust collagen VII restoration in patient cells comparable to 5-10% of protein restoration across a range of mutations. We have also seen in two separate studies, that treatment of APCMin mice, a validated model for evaluating potential treatment effects in FAP patients, with ZKN-013 for eight weeks reduced polyp number, polyp size and meaningfully improved survival. We submitted an IND for ZKN-013 on March 24, 2023 for the treatment of RDEB.

In September 2022, in consultation with the Cystic Fibrosis Foundation (“CFF”), we terminated the development of ELX-02 delivered subcutaneously, for the treatment of cystic fibrosis (“CF”) patients with at least one nonsense (“Class 1 CF”) mutations. This decision was made after our Phase 2 trial of ELX-02 in combination with ivacaftor, an approved drug currently marketed for the treatment of certain CF patients under the trade name “Kalydeco”, did not meet the secondary efficacy endpoint of reduction from baseline in sweat chloride concentration (SCC) or improvement from baseline in percent forced expiratory volume (FEV1). Encouragingly, we continued to see strong evidence of biological activity similar to that in our previously completed Phase 2 study that reported in November 2021 a reduction in sweat chloride concentration from baseline after one week of treatment with ELX-02. We believe that the lack of statistically significant clinical benefit in Class 1 CF patients was due to drug concentration in the lung tissue being significantly below that required for effect consistent with our preclinical studies. ELX-02 was well tolerated in the Phase 2 trial with no drug related adverse events even at the clinical dose of 1.5mg/kg. Going forward, we plan to only develop that ELX-02 as an inhaled therapy for Class 1 CF patients because the achievable drug concentrations are more than one-hundred times higher in the lung tissue than when given subcutaneously. We have completed the IND enabling studies for inhaled ELX-02 in Class 1 CF but further clinical development is contingent upon funding from the CFF.

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

Under the terms of the Agreement and Plan of Merger, the Company issued 189,920 shares of common stock in exchange for all of the issued and outstanding equity interests of Zikani (the “Merger Consideration”). The Zikani Merger was accounted for as an asset acquisition with acquired in-process research and development which was immediately expensed.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

Dollar amounts in the following table are in thousands:

	Year ended December 31,		2022 / 2021
	2022	2021	$ Change	% Change
Operating expenses:
Research and development	$23,727	$22,899	$828	4%
General and administrative	10,692	20,449	(9,757)	(48)%
In process research and development	-	22,670	(22,670)	(100)%
Total operating expenses	34,419	66,018	(31,599)	(48)%
Loss from operations	(34,419)	(66,018)	(31,599)	(48)%
Other expense, net	1,646	709	937	132%
Net loss	$(36,065)	$(66,727)	$(30,662)	(46)%

Research and development expenses

Research and development expenses were $23.7 million for the year ended December 31, 2022 compared to $22.9 million for the year ended December 31, 2021, an increase of $0.8 million. The increase was primarily related to a $0.1 million increase in clinical trial expenses related primarily to Alport and CFF funded activities and a $0.8 million increase in facility and research and development related overhead expenses, offset by a $0.1 million decrease in expenses related to subcontractors, advisors, and lab supplies in connection with preclinical research and development activities.

General and administrative expenses

General and administrative expenses were $10.7 million for the year ended December 31, 2022 compared to $20.4 million for the year ended December 31, 2021, a decrease of $9.8 million. The decrease was primarily related to a $3.4 million decrease in salaries and other personnel related costs, offset by an increase of $0.1 million in expenses attributable to professional and consulting fees as the Company reduced headcount and outsourced certain functions, a decrease of $6.1 million in stock-based compensation expense due primarily to option modifications of former executives in 2021, and a $0.4 million decrease in facility and other general and administrative overhead costs.

Acquired in-process research and development

Acquired in-process research and development (“IPR&D”) expense of $22.7 million for the year ended December 31, 2021 consists of the estimated fair value of the assets acquired and consideration given in connection with the acquisition of the Zikani’s IPR&D. As the assets acquired were in the research and development phase and were determined to not have any alternative future use, such assets were expensed as acquired IPR&D. There was no such expense for the year ended December 31, 2022.

Other expense (income), net

We recorded $1.6 million in other expense, net, for the year ended December 31, 2022 compared to $0.7 million for the year ended December 31, 2021, an increase of $0.9 million. The increase in 2022 as compared to 2021 was primarily due to the Company recognizing an increase of $0.7 million of interest expense due to the increased interest rate and debt principal offset by increased interest income of $0.3 million and net Australian research and development tax credits of $0.1 million. During 2021, the Company recognized a $0.8 million gain on extinguishment of debt related to the forgiveness of the PPP Loan (defined below), offset by a $0.3 million loss on extinguishment of debt related to the repayment of the amounts outstanding under our previous term loan from SVB in September 2021.

Liquidity, Capital Resources and Going Concern

Since our inception, we have incurred significant operating losses. Our net losses were $(36.1) million and $(66.7) million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $(274.4) million. To date, we have financed our operations primarily through equity capital investments, and to a lesser extent, from loans and grants. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it may be several years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. We expect to continue to incur significant expenses and operating losses for the foreseeable future due to, among other things, costs related to research, development of our product candidates, conducting preclinical studies and clinical trials, and our administrative organization. A successful transition to profitable operations is dependent upon achieving a level of revenue adequate to support our cost structure. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses may increase if, and as, we:

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
•
acquire or in-license other product candidates and technologies; and
•
operate as a public company including costs associated with maintaining Nasdaq compliance.

We may never achieve profitability, and unless and until we do, we will continue to need to raise additional cash to fund our operations. We believe that our cash and cash equivalents of $19.2 million at December 31, 2022, is not sufficient to maintain our current and planned operations for at least the next twelve months following the filing of this Annual Report on Form 10-K. We will need to raise additional capital to finance our operations, which cannot be assured. We have concluded that these conditions, in aggregate, raise substantial doubt about our ability to continue as a going concern through one year after the date these consolidated financial statements are issued. Our independent registered public accounting firm, in its report on our consolidated financial statements for the year ended December 31, 2022, has also expressed substantial doubt about our ability to continue as a going concern. The financial statements included elsewhere in this Annual Report have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

In addition, as previously noted, we entered into a Loan and Security Agreement with Hercules for an aggregate principal amount of up to $30.0 million of which $12.5 million had been funded as of December 31, 2022. Of the remaining tranches, $7.5 million was only available through August 15, 2022, and is no longer available to us, and $10.0 million may be available until April 1, 2023 subject to approval by the Hercules’ investment committee in its sole discretion. The term loan contains customary affirmative and negative covenants, which among others requires us to maintain at all times a minimum qualified cash balance equaling amounts ranging from $6.3 million to $10.0 million ($10.0 million effective as of August 15, 2022 and as of December 31, 2022) plus qualified accounts payable. Subsequent to year end, on March 7, 2023, we amended the terms of the Loan and Security Agreement, whereby we repaid $7.5 million of the outstanding principal and the minimum qualified cash balance requirement was reduced to $2.25 million as of March 7, 2023. We will be required to make principal payments on the remaining $5.0 million outstanding principal balance of the Term Loan Advances commencing on September 1, 2023, plus interest, with a final maturity date of April 1, 2025.

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

Management intends to fund future operations through private or public debt or equity financing transactions and may seek additional capital through arrangements with strategic partners or from other sources. The availability of sufficient funding to alleviate the conditions that raise substantial doubt are not within management’s control and cannot be assessed as being probable of occurring. If we are unable to obtain adequate financing, we will evaluate alternatives which may include curtailing expenses contemplated by our current operating plan, and we may be required to delay, limit, reduce or terminate our product development efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, which may have a material adverse effect on our operations and future prospects.

Principal Financing Activities

Borrowing Activities

On September 30, 2021, we entered into a loan and security agreement (the “Hercules Term Loan Agreement”) with Hercules Capital, Inc., (“Hercules” or the “Lender”), Hercules agreed to extend term loans (the “Hercules Term Loan”) to the Company in an aggregate principal amount of up to $30.0 million, comprised of three tranches, of which $12.5 million had been funded as of December 31, 2022. Of the remaining tranches, $7.5 million was only available through August 15, 2022, and is no longer available to the Company, and $10.0 million may be available until April 1, 2023 subject to approval by the Hercules’ investment committee in its sole discretion. We are required to pay interest only on the outstanding principal on a monthly basis for the first 18 months of the agreement, which may be extended for an additional 12 months upon the achievement of certain milestones. Any amounts outstanding under the term loan advances, if not repaid sooner, are due and payable on April 1, 2025. On any date that we partially repay the outstanding obligations, the Company shall pay the Lenders a charge equal to 6.55% of the original principal amount.

The Hercules Term Loan Agreement contains customary affirmative and negative covenants, which among others requires us to maintain at all times a minimum qualified cash balance ranging from $6.3 million to $10.0 million ($10.0 million effective as of August 15, 2022 and as of December 31, 2022) plus qualified accounts payable. As of December 31, 2022 we were in compliance with all debt covenants, however, the inherent uncertainties described above may impact our ability to remain in compliance with these covenants over the next twelve months. If we breach our financial covenants and fail to secure a waiver or forbearance from the third-party lender, such breach or failure could accelerate the repayment of the outstanding borrowings under the Hercules Term Loan or the exercise of other rights or remedies the third-party lender may have under applicable law. No assurance can be provided that a waiver or forbearance will be granted or that the outstanding borrowings under the Hercules Term Loan, will be successfully refinanced on terms that are acceptable to the Company.

On March 7, 2023, we entered into an amendment to the Hercules Term Loan Agreement. As a condition to entering into the amendment, we repaid $7.5 million of the outstanding principal (without incurring a prepayment premium), reducing the remaining outstanding Term Loan Advances to $5.0 million. We will be required to make principal payments on the remaining $5.0 million outstanding principal balance of the Term Loan Advances commencing on September 1, 2023, plus interest, with a final maturity date of April 1, 2025. Additionally, the debt covenant that required us to maintain at all times a minimum qualified cash balance equaling amounts ranging from $6.3 million to $10.0 million ($10.0 million as of December 31, 2022) plus qualified accounts payable, was decreased to $2.25 million as of March 7, 2023, and may be further reduced to $0 if the Company has raised at least $20.0 million in equity investments on or prior to May 31, 2023.

In March 2022, we entered into an agreement with the CFF, amending our prior funding award with CFF, for an award of up to $15.9 million to fund the ongoing global Phase 2 clinical development of ELX-02 in CF. We received an upfront payment of $7.0 million in March 2022 and an additional milestone payment of $1.5 million in September 2022. In September 2022, the CFF determined not to continue funding the program and the remaining $7.4 million of the award will not be available to the Company under the current agreement. Upon the successful commercialization of ELX-02 delivered subcutaneously for the treatment of CF, we will pay the CFF sales milestones and royalties based on future sales tiered on the actual level of funding from the CFF. As of December 31, 2022, we were eligible to receive up to $2.1 million in funding from the CFF related to the 2021 Agreement.

On January 30, 2019, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”), and WestRiver Innovation Lending Fund VIII, L.P. (together with SVB, the “Lenders”). Pursuant to the terms and conditions of the Loan Agreement, the Lenders extended a term loan to us of $15.0 million. We commenced making payments on the outstanding principal balance of the loan on February 1, 2020, which was payable in 36 equal monthly installments. Amounts outstanding under the loan were due and payable on January 1, 2023. On September 30, 2021, in connection with the funding of the Hercules Term Loan Tranche 1 Advance, the Company voluntarily repaid in full the carrying value of the outstanding loan consisting of $6.7 million of principal, a final maturity payment of $0.9 million, and early termination fees of $0.1 million from funds received under the Hercules Loan Agreement. The debt issuance costs, the valuation of the warrants, and the final maturity payment of $0.9 million, had been recorded as a debt discount which were being accreted to interest expense through the maturity date of the loan. The remaining unamortized debt discount of $0.2 million and early termination fees were accounted for as a loss on debt extinguishment and included in other income and expense in the statement of operations for the year ended December 31, 2021.

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

Equity Financings

On September 30, 2021, we entered into a Sales Agreement with SVB Leerink, LLC (“SVB Leerink”) pursuant to which the Company may offer and sell up to $50.0 million of shares of its common stock (the “ATM Shares”) from time to time, through an “at the market offering” program (the “ATM Program”), under which SVB Leerink will act as sales agent. Pursuant to the Sales Agreement, the Company will set the parameters for the sale of

ATM Shares, including the number of ATM Shares to be issued, the time period during which sales are requested to be made, limitations on the number of ATM Shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Company is not obligated to make any sales of Shares under the ATM Program. The Company had not sold any shares under the ATM Program as of December 31, 2022.

On May 13, 2021, we completed an underwritten public offering of 958,333 shares of common stock at a price of $54.00 per share and received gross proceeds of approximately $51.8 million, before deducting underwriting discounts and commissions of $3.1 million and offering expenses of $0.8 million.

Government Grants from the Israeli Innovation Authority (“IIA”)

To date, we have received research and development grants from the IIA totaling $2.6 million. We did not receive any grants for the years ended December 31, 2022 or 2021.

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

As of December 31, 2022, we have not commenced the payment obligation of the royalties and have a contingent obligation with respect to royalty-bearing participation received or accrued, amounting to $2.8 million, including accrued LIBOR interest.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Year ended December 31,
	2022	2021
Net cash used in operating activities	$(31,845)	$(35,001)
Net cash (used in) provided by investing activities	$(66)	$2,056
Net cash provided by financing activities	$8,812	$50,788

Our operating activities used cash of $31.8 million and $35 million for the years ended December 31, 2022 and 2021, respectively. Cash used in operations resulted primarily from our net losses adjusted for non-cash items and changes in working capital. During the year ended December 31, 2022, our net loss was $36.1 million, partially offset by non-cash charges primarily related to $3.0 million related to stock-based compensation expense, $0.1 million of depreciation expense, $0.6 million of amortization of lease assets, and $0.5 million of debt discount amortization. During the year ended December 31, 2021, our net loss was $66.7 million, partially offset by non-cash charges primarily related to $22.7 million of acquired in-process research and development from the Zikani Merger, $9.2 million related to stock-based compensation expense, $0.1 million of depreciation expense, $0.8 million of amortization of lease assets, and $0.4 million of debt discount amortization.

Cash provided by investing activities during the year ended December 31, 2021, was primarily related to $2.1 million of cash acquired as part of the Zikani Merger. There were no material investing activities during the year ended December 31, 2022 other than purchase of equipment for less than $0.1 million.

Our financing activities provided cash of $8.8 million and $50.8 million for the years ended December 31, 2022 and 2021, respectively. For the year ended December 31, 2022, net cash provided by financing activities consisted primarily of $8.8 million in advances received from collaboration partners. For the year ended December 31, 2021, net cash provided by financing activities consisted primarily of net proceeds of $47.7 million from our public offering of common stock in May 2021, $2.9 million in advances received from collaboration partners, $11.9 million of net cash received from the Hercules term loan, offset by $11.3 million in SVB term loan principal and repayments and final loan payment, and $0.3 million related to the settlement of taxes upon vesting of restricted stock units.

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

Our arrangements with contract research organizations in connection with clinical trials often provide for payment prior to commencing the project or based upon predetermined milestones throughout the period during which services are expected to be performed. We recognize expense relating to these arrangements based on the various services provided over the estimated time to completion. The date on which services commence, the level of services performed on or before a given date, and the cost of such services are often determined based on subjective judgments. We make these judgments based upon the facts and circumstances known to us based on the terms of the contract and our ongoing monitoring of service performance. During the years ended December 31, 2022 and 2021, we had arrangements with multiple contract research organizations whereby these organizations commit to performing services for us over multiple reporting periods. We recognize the expenses associated with these arrangements based on our expectation of the timing of the performance of components under these arrangements by these organizations. Generally, these components consist of the costs of setting up the trial, monitoring the trial, closing the trial and preparing the resulting data. Costs related to patient enrollment in clinical trials are accrued as patients are enrolled in the trial.

With respect to financial reporting periods presented in this Annual Report, the timing of our actual costs incurred have not differed materially from our estimated timing of such costs. In light of the foregoing, we do not believe our practices for estimating future expenses and making judgments concerning the accrual of expenses are reasonably likely to change in the future.

Off-Balance Sheet Arrangements

As of December 31, 2022 and 2021, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The information required by this Item was previously provided in and is hereby incorporated under this Item by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 15, 2022.

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

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and interim Chief Financial Officer, evaluated, as of the end of the period covered by this Annual Report, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2022 at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the criteria set forth in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective at the reasonable assurance level.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to our status as a non-accelerated filer.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The following information with respect to our board of directors and executive officers is presented as of March 30, 2023:

Name	Age	Position at Eloxx Pharmaceuticals, Inc.	Principal Employment
Sumit Aggarwal	50	President and Chief Executive Officer and director	Same
Daniel E. Geffken	65	Interim Chief Financial Officer	Danforth Advisors, Inc.
Vijay Modur	55	Head of Research and Development	Same
Tomer Kariv	62	Chairman of the Board of Directors	Chief Executive Officer and Co-Founder of The Pontifax Group
Lindsay Androski, JD, MBA	51	Director	Founder, President and CEO of Roivant Social Ventures
Steven Rubin	62	Director	Executive Vice President -Administration of OPKO Health, Inc.
Alan Walts, Ph.D.	63	Director	US-based Venture Partner with Advent Life Sciences

Other information required by this Item 10 is incorporated by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 11. Executive and Director Compensation

The information required by this Item 11 will be included in our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included in our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included in our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 14. Principal Accounting Fees and Services

The information required by this Item 14 will be included in our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this Annual Report.

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

3.13

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Eloxx Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Delaware on December 1, 2022[A1] (incorporated by reference to Exhibit 3.1~~2~~of the Company’s Current Report on Form 8-K filed on December 1, 2022, SEC File No. 001-31326).

3.14	Amended and Restated Bylaws of Eloxx Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 27, 2017, SEC File No. 001-31326).

4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Annual Report on Form 10-K filed on March 16, 2018, SEC File No. 001-31326).

4.2	Description of Registered Securities.

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

10.36

First Amendment, dated March 7, 2023, to the Loan and Security Agreement, dated as of September 30, 2021, by and among Hercules Capital, Inc., the Company, Zikani Therapeutics, Inc. and the other parties thereto.

10.37	Change in Control Severance Benefit Plan, dated September 17, 2019 (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on November 6, 2019, SEC File No. 001-31326).

10.38♯

Executive Employment Agreement between Eloxx Pharmaceuticals, Inc. and Gregory C. Williams dated as of February 25, 2020 (incorporated by reference to Exhibit 10.42 of our Annual Report on Form 10-K filed on March 6, 2020, SEC File No. 001-31326).

10.39♯

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

10.44

Lease agreement by and between Zikani Therapeutics, Inc. and ARE-480 Arsenal Street, LLC, dated July 28, 2015(incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q filed on May 7, 2021, SEC File No. 001-31326).

21.1*	List of Subsidiaries of the Company.

23.1*	Consent of Baker Tilly, LLP, Independent Registered Public Accounting Firm.

23.2*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

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

32.1**	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Link Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

ELOXX PHARMACEUTICALS, INC. (Registrant)

Date: March 31, 2023	/s/ Sumit Aggarwal
Sumit Aggarwal
President, Chief Executive Officer and Director (On behalf of the Registrant and as Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sumit Aggarwal Sumit Aggarwal	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2023

/s/ Daniel E. Geffken Daniel E. Geffken	Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2023

/s/ Tomer Kariv Tomer Kariv	Chairman of the Board of Directors	March 31, 2023

/s/ Lindsay Androski, JD Lindsay Androski	Director	March 31, 2023

/s/ Steven D. Rubin Steven D. Rubin	Director	March 31, 2023

/s/ Alan Walts Alan Walts, Ph.D.	Director	March 31, 2023

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Eloxx Pharmaceuticals, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Eloxx Pharmaceuticals, Inc. and subsidiaries. (the “Company”) as of December 31, 2022, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The financial statements of the Company for the year ended December 31, 2021, before the effects of the retrospective adjustments to apply the change in presentation related to the reverse stock split discussed in Note 2 to the consolidated financial statements, were audited by other auditors whose report, dated March 30, 2022, expressed an unqualified opinion on those statements. We have also audited the adjustments to the 2021 financial statements to retrospectively apply the change in presentation for the reverse stock split, as discussed in Note 2 to the consolidated financial statements. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2021 consolidated financial statements of the Company other than with respect to the retrospective adjustments, and accordingly, we do not express an opinion or any other form of assurance on the 2021 consolidated financial statements as a whole.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has a history of net losses and negative cash flows from operating activities and also has an accumulated deficit at December 31, 2022.The Company expects to continue to incur net losses and negative cash flows from its operations for the foreseeable future and needs additional working capital to support its operations and debt covenants for at least the next twelve months past the date the consolidated financial statements are issued. The inherent uncertainties described above may impact the Company’s ability to remain in compliance with debt covenants over the next twelve months. These matters raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1)

relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued Research and Development Expenses – Clinical Trial Costs and Contract Research Liabilities

As described in Note 2 to the consolidated financial statements, the Company is required to estimate accrued clinical trial costs and contract research liabilities incurred for research and development expenses incurred in connection with its pre-clinical and clinical trials. The Company recognizes and measures these costs based on the date on which services commence and the level of services performed on or before December 31, 2022. The cost of such services are often determined based on subjective judgements and requires management to make certain estimates to the progress of completion.

We identified the accounting for the accrued research and development expenses, specifically clinical trial costs and contract research liabilities related to contract research organizations as a critical audit matter. This includes both the evaluation of the various significant estimates and assumptions management makes to measure these accrued liabilities. This evaluation required a high amount of auditor judgement and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s methods of data collection, including the identification of services provided by contract research organizations, and assumptions underlying the accrued clinical trial costs and contract research liabilities.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others:

•
Obtaining an understanding and evaluating the design and implementation of the Company’s controls over accrued clinical trial costs and contract research liabilities.
•
Evaluating management’s assessment of the level of services performed by clinical research organizations by obtaining corroborating evidence related to the percentage of completion of individual projects and comparing the estimates to management’s clinical research progress reports, research milestone specifications and contract research agreements.
•
Evaluating the reasonableness of management’s method for identification of services provided by contract research organizations and the development of assumptions for estimating accrued clinical trial costs and contract research liabilities by
o
inspecting third-party documents such as service contracts, status reports, and other correspondence,
o
testing the mathematical accuracy of the analysis used to create the accrual,
o
testing the completeness and accuracy of the underlying data used in the analysis.

/s/ Baker Tilly US, LLP We have served as the Company’s auditor since 2022.

Tewksbury, Massachusetts
March 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Eloxx Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited, before the effects of the retrospective adjustments related to the reverse stock split discussed in Note 2 to the consolidated financial statements, the consolidated balance sheet of Eloxx Pharmaceuticals, Inc. and subsidiaries (the "Company") as of December 31, 2021, the related consolidated statements of operations and comprehensive loss, stockholder’s equity, and cash flows, for the year ended December 31, 2021, and the related notes (collectively referred to as the "financial statements") (the 2021 financial statements before the effects of the retrospective adjustments related to the reverse stock split discussed in Note 2 to the financial statements are not presented herein). In our opinion, before the effects of the retrospective adjustments related to the reverse stock split discussed in Note 2 to the financial statements, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the retrospective adjustments related to the reverse stock split discussed in Note 2 to the financial statements, and accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Going Concern

The 2021 financial statements were prepared assuming that the Company would continue as a going concern. As of December 31, 2021, the Company had incurred recurring losses from operations and was at risk of being unable to remain in compliance with certain financial covenants required by its term loan, which raised substantial doubt about its ability to continue as a going concern. The 2021financial statements did not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 30, 2022

We have served as the Company’s auditor since 2018. In 2022 we became the predecessor auditor.

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$19,207	$42,268
Restricted cash	261	299
Prepaid expenses and other current assets	661	913
Total current assets	20,129	43,480
Property and equipment, net	169	216
Operating lease right-of-use asset	825	1,443
Total assets	$21,123	$45,139

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$3,020	$1,379
Accrued expenses	2,799	4,196
Current portion of long-term debt	3,980	-
Advances from collaboration partners	12,535	3,723
Current portion of operating lease liability	712	657
Derivative liabilities	45	-
Total current liabilities	23,091	9,955
Long-term debt	8,557	11,996
Operating lease liability	135	804
Total liabilities	31,783	22,755
Commitments and contingencies
Stockholders’ (deficit) equity:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued or outstanding as of December 31, 2022 and 2021	—	—
Common stock, $0.01 par value per share, 500,000,000 shares authorized, 2,166,356 and 2,176,783 shares issued, and 2,166,356 and 2,166,248 shares outstanding as of December 31, 2022 and 2021, respectively	22	22
Common stock in treasury, at cost, 0 and 10,535 shares as of December 31, 2022 and 2021, respectively	-	(2,190)
Additional paid-in capital	263,706	262,875
Accumulated deficit	(274,388)	(238,323)
Total stockholders’ (deficit) equity	(10,660)	22,384
Total liabilities and stockholders’ (deficit) equity	$21,123	$45,139

See accompanying notes to consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

	Year ended December 31,
	2022	2021
Operating expenses:
Research and development	$23,727	$22,899
General and administrative	10,692	20,449
In process research and development	—	22,670
Total operating expenses	34,419	66,018
Loss from operations	(34,419)	(66,018)
Other expense, net	1,646	709
Net loss	$(36,065)	$(66,727)

Net loss per share, basic and diluted	$(16.65)	$(38.15)
Weighted average number of shares of common stock used in computing net loss per share, basic and diluted	2,166,311	1,749,071

See accompanying notes to consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(Amounts in thousands, except share data)

	Common Stock			Treasury Stock
	Shares	Amount	Additional paid-in capital	Shares	Amount	Accumulated deficit	Total stockholders’ (deficit) equity
Balance as of December 31, 2020	1,003,930	$10	$183,644	(4,844)	$(1,828)	$(171,596)	$10,230
Exercise of stock options	587	—	23	—	—	—	23
Vesting of restricted stock units	13,478	—	—	(5,691)	(362)	—	(362)
Stock-based compensation expense	—	—	9,167	—	—	—	9,167
Issuance of common stock in connection with merger	189,920	2	22,333	—	—	—	22,335
Issuance of shares upon public offering, net of offering costs	958,333	10	47,708	—	—	—	47,718
Net loss	—	—	—	—	—	(66,727)	(66,727)
Balance as of December 31, 2021	2,166,248	$22	$262,875	(10,535)	$(2,190)	$(238,323)	$22,384
Vesting of restricted stock units	157	—	—	—	—	—	—
Stock-based compensation expense	—	—	3,021	—	—	—	3,021
Retirement of treasury stock	—	—	(2,190)	10,535	2,190	—	—
Effect of reverse stock split	(49)	—	—	—	—	—	—
Net loss	—	—	—	—	—	(36,065)	(36,065)
Balance as of December 31, 2022	2,166,356	$22	$263,706	—	$—	$(274,388)	$(10,660)

See accompanying notes to consolidated financial statements.

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(36,065)	$(66,727)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	22,670
Stock-based compensation	3,021	9,167
Depreciation and amortization	77	114
Impairment of property and equipment	36	—
Amortization of operating lease right-of-use asset	618	846
Amortization of debt discount	541	420
Loss (gain) on sales and disposals of property and equipment	—	84
Change in fair value of derivative liabilities	45	—
Gain on extinguishment of PPP debt	—	(808)
Loss on extinguishment of term debt	—	268
Changes in operating assets and liabilities:
Prepaid expenses and other assets	252	582
Accounts payable	1,641	(320)
Accrued expenses	(1,397)	535
Merger related costs paid	—	(1,003)
Operating lease liabilities	(614)	(829)
Net cash used in operating activities	(31,845)	(35,001)
Cash flows from investing activities:
Purchase of property and equipment	(66)	(89)
Cash acquired in merger activities	—	2,145
Net cash (used in) provided by investing activities	(66)	2,056
Cash flows from financing activities:
Proceeds from advances from collaboration partners	8,812	2,918
Proceeds from underwritten public offering, net of issuance costs	—	47,718
Proceeds from debt financing obligation	—	11,874
Repayment of term loan principal	—	(11,383)
Proceeds from exercises of stock options	—	23
Payment for settlement of taxes upon vesting of restricted stock units	—	(362)
Net cash provided by financing activities	8,812	50,788
Increase (decrease) in cash, cash equivalents and restricted cash	(23,099)	17,843
Cash, cash equivalents and restricted cash at the beginning of the year	42,567	24,724
Cash, cash equivalents and restricted cash at the end of the year	$19,468	$42,567

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheet:
Cash and cash equivalents	$19,207	$42,268
Restricted cash	261	299
Total cash, cash equivalents and restricted cash	$19,468	$42,567

Supplemental disclosure of cash flow activities:
Cash paid for interest	$1,365	$728
Supplemental disclosure of non-cash financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$64	$—

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

On December 1, 2022, the Company effected a 1-for-40 reverse split of its common stock (the "Reverse Stock Split"). Proportional adjustments for the Reverse Stock Split were made to the Company's outstanding stock options, warrants, and equity incentive plans. All share and per-share data and amounts have been retroactively adjusted as of the earliest period presented in the consolidated financial statements to reflect the Reverse Stock Split. In conjunction with the Reverse Stock Split, the Company cancelled all shares of treasury stock.

The Company is headquartered in Watertown, Massachusetts, with additional operations in Israel and Australia.

Liquidity and Going Concern

The Company has a history of net losses and negative cash flows from operating activities since inception, and as of December 31, 2022, had an accumulated deficit of $274.4 million. The Company expects to continue to incur net losses and negative cash flows from its operations for the foreseeable future. The Company has not generated revenue from the sale of any product or service and does not expect to generate significant revenue unless it obtains marketing approval for and commercializes one or more of its product candidates currently in development. Successful transition to profitable operations is dependent upon achieving a level of revenue adequate to support the Company’s cost structure.

The Company has financed its operations primarily from the sale of equity securities and to a lesser extent, loans and grants. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital to fund its operations. In addition, as disclosed in Note 7, in September 2021, the Company entered into the Hercules Term Loan (as defined below) for an aggregate principal amount of $30.0 million of which $12.5 million had been funded as of December 31, 2022. The second tranche of $7.5 million expired August 15, 2022 and the third tranche of $10.0 million is only available at the sole discretion of Hercules' investment committee. The Hercules Term Loan Agreement contains customary affirmative and negative covenants, which among others further described in Note 7, require the Company to maintain at all times a minimum qualified cash balance ranging from $6.3 million to $10.0 million ($10.0 million effective as of August 15, 2022 and as of December 31, 2022) plus qualified accounts payable (as defined in the Hercules Term Loan Agreement). Subsequent to year end, on March 7, 2023, the Company repaid $7.5 million of principal and the minimum qualified cash balance debt covenant was decreased to $2.25 million as of March 7, 2023, and may be further reduced to $0 if the Company has raised $20.0 million in equity investments prior to May 31, 2023.

As of December 31, 2022, the Company was in compliance with all debt covenants. However, the inherent uncertainties described above may impact the Company’s ability to remain in compliance with these covenants over the next 12 months. If the Company breaches its financial covenants and fails to secure a waiver or forbearance from the third-party lender, such breach or failure could accelerate the repayment of the outstanding borrowings under the Hercules Term Loan Agreement or the exercise of other rights or remedies the third-party lender may have under applicable law. No assurance can be provided a waiver or forbearance will be granted or the outstanding borrowings under the Hercules Term Loan Agreement, will be successfully refinanced on terms that are acceptable to the Company.

The Company believes that its cash and cash equivalents of $19.2 million at December 31, 2022 will not be sufficient to maintain its current and planned operations for at least the next twelve months following the filing of this Annual Report on Form 10-K. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, based on the Company’s current working capital, anticipated operating expenses and net losses and the uncertainties surrounding its ability to raise additional capital as needed, as discussed below, the Company believes that these conditions, in aggregate, raise substantial doubt about its ability to continue as a going concern for one year after the date these consolidated financial statements are issued.

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

Reverse Stock Split

On December 1, 2022, the Company effected a 1-for-40 reverse stock split of its common stock (the “Reverse Stock Split”). As further described below, at a special meeting of stockholders held on November 30, 2022 (the “Special Meeting”), the stockholders of the Company approved a proposal to authorize the Company’s Board of Directors, in its discretion following the Special Meeting to amend the Company’s Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), to effect a reverse stock split of all of the outstanding shares of the Company’s common stock, par value $0.01 per share, at a ratio ranging from any whole number between 1-for-2 and 1-for-40, as determined by the Company’s Board of Directors in its discretion. On November 30, 2022, following the Special Meeting, the Company’s Board of Directors approved the Reverse Stock Split at a ratio of 1-for-40. On December 1, 2022, the Company filed with the Secretary of State of the State of Delaware a certificate of amendment to amend the Company’s Certificate of Incorporation to effect the Reverse Stock Split. The Reverse Stock Split became effective at 5:00 p.m., Eastern Time, on December 1, 2022.

As a result of the Reverse Stock Split, every 40 shares of the Company’s common stock issued or outstanding were automatically reclassified into one validly issued, fully-paid and nonassessable new share of common stock, subject to the treatment of fractional shares as described below, without any action on the part of the holders. Proportionate adjustments will be made to the exercise prices and the number of shares underlying the Company’s outstanding equity awards, as applicable, and warrants exercisable for shares of common stock, as well as to the number of shares issuable under the Company’s equity incentive plans and certain existing agreements. The common stock issued pursuant to the Reverse Stock Split remain fully paid and non-assessable. The Reverse Stock Split did not affect the number of authorized shares of common stock or the par value of the common stock.

No fractional shares were issued in connection with the Reverse Stock Split. Stockholders of record who would otherwise have been entitled to receive fractional shares as a result of the Reverse Stock Split received a cash payment in lieu thereof at a price equal to the fraction to which the stockholder would otherwise be entitled multiplied by the closing sales price per share of the common stock (as adjusted for the Reverse Stock Split) on The Nasdaq Capital Market on November 30, 2022, the last trading day immediately preceding the effective time of the Reverse Stock Split.

All share and per share amounts in the accompanying financial statements, related footnotes, and management’s discussion and analysis have been adjusted retroactively to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented. Effective December 2, 2022, trading of the Company’s common stock on The Nasdaq Capital Market commenced on a split-adjusted basis, under the existing trading symbol “ELOX.”

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany balances and transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, the Company's management evaluates its estimates, which include, but are not limited to, estimates related to accrued expenses, including clinical trials and other research and development related accruals, derivative liabilities, and stock-based compensation expense. The Company bases its estimates on historical experience and other market specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results could materially differ from those estimates.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash and cash equivalents include holdings in checking and overnight sweep accounts. The Company’s cash equivalents, which are money market funds held in a sweep account, are measured at fair value on a recurring basis. As of December 31, 2022 and 2021 the balances of cash and cash equivalents were $19.2 million and $42.3 million, respectively, which approximate fair value and were determined based upon Level 1 inputs. The sweep account is valued using quoted market prices with no valuation adjustments applied. Accordingly, these financial instruments are categorized as Level 1.

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

Restricted Cash

At December 31, 2022, and 2021, restricted cash consisted of bank guarantees related to corporate facilities leases and credit card programs.

Concentrations of Credit Risk and Off-Balance Sheet Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents. The Company mitigates its risk with respect to cash and cash equivalents by maintaining its deposits and investments at high-quality financial institutions. The Company invests any excess cash in money market funds and the management of these investments is not discretionary on the part of the financial institution. Substantially all of the Company's cash and cash equivalents are held at Silicon Valley Bank (SVB), and the amounts frequently exceed federally insured limits. On March 10, 2023, the Federal Deposit Insurance Corporation (FDIC) announced that SVB had been closed by the California Department of Financial Protection and Innovation. The United States Department of the Treasury announced in a joint statement with the Federal Reserve and FDIC that depositors of SVB would have access to all of their money starting March 13, 2023, including funds exceeding federally insured limits. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and cash equivalents. If the Company is unable to access its cash and cash equivalents as needed, its financial position and ability to operate its business will be adversely affected.

The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Leasehold improvements are amortized over the lesser of the estimated useful life or the expected term of the related lease. Costs associated with maintenance and repairs are expensed as incurred. Depreciation expense is computed on a straight-line method over the estimated useful lives of the respective assets, as follows:

Estimated Useful Life
Computers and software	3 years
Office furniture and equipment	5 to 12 years
Laboratory equipment	5 years
Leasehold improvement	Over the shorter of the expected remaining lease term or estimated useful life

Upon sale or disposition of property and equipment, the cost and related accumulated depreciation and amortization are eliminated from the accounts and any resultant gain or loss is credited or charged to operations.

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

Evaluation of recoverability of the asset or asset group is based on an estimate of undiscounted future cash flows resulting from the use of the asset or asset group and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset or asset group, the assets are written down to their estimated fair value. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. As of each balance sheet date presented, none of the Company’s long-lived assets were impaired. The Company has not recorded any impairment losses to date other than to property and equipment.

Legal and Other Contingencies

The Company accounts for its contingent liabilities in accordance with ASC Topic 450, “Contingencies”. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. For the years ended December 31, 2022 and 2021, the Company was not a party to any litigation that was reasonably possible to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows (see also Note 9, “Legal and Other Contingencies”). Legal costs incurred in connection with loss contingencies are expensed as incurred.

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

Financial assets and liabilities are classified within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. The authoritative guidance requires the use of observable market data if such data is available without undue cost and effort. When available, the Company uses unadjusted quoted market prices to measure fair value and classify such items within Level 1. If quoted market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based or independently-sourced market parameters, such as interest and currency rates and comparable transactions. Items valued using internally generated models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, items may be classified in Level 3 even though there may be inputs that are readily observable. If quoted market prices are not available, the valuation model used generally depends on the specific asset or liability being valued. The Company did not have any transfers of financial assets between Level 2 and 3 during 2022 or 2021.

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

The Company determines the fair value of each stock option award at its grant date using the Black-Scholes option pricing model for options awarded in 2022 and 2021. The Company determines the fair value of each restricted stock unit, or RSU, at its grant date based on the closing market price of the Company’s common stock on that date.

Warrants

The Company accounts for warrants on capital stock based on guidelines provided in ASC Topic 815, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815”), which provides guidance on contracts that are settled in the Company’s own shares as either a liability or as an equity instrument depending on the warrant agreement. The Company's warrants are all classified as equity instruments. As such, the Company uses the Black-Scholes pricing model, depending on the applicable terms of the warrant agreement, to value the warrants at the issuance date.

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

Based on ASC 740, a two-step approach is used to recognize and measure uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. As of December 31, 2022 and 2021, no liability for unrecognized tax positions has been recorded. Accordingly, no interest or penalties related to uncertain tax positions are recorded. The Company’s policy is to record any interest or penalties associated with unrecognized tax positions as a component of income tax expense.

Net Loss per Share, Basic and Diluted

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

Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease. Leases with a term greater than one year are recognized on the consolidated balance sheet as a right-of-use (“ROU”) asset and current and non-current lease liabilities, as applicable. The Company has made an accounting policy election, known as the short-term lease recognition exemption, which allows the Company to not recognize ROU assets and lease liabilities that arise from short-term leases (12 months or less); The Company has applied this election to all classes of underlying assets. The Company typically only includes an initial lease term in its assessment of a lease arrangement. Options to renew or options to cancel a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew or will not cancel, respectively. The Company monitors its material leases on a quarterly basis.

Operating lease liabilities and their corresponding ROU assets are recorded based on the present value of future lease payments over the expected remaining lease term. Lease cost for operating leases is recognized on a straight-line basis over the lease term as an operating expense. Certain adjustments to the ROU asset may be required for items such as lease prepayments or incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. The Company has elected to account for the lease and non-lease components together for all leases.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to applying the guidance on contract modifications, hedge accounting, and other transactions, to simplify the accounting for transitioning from the London Interbank Offered Rate ("LIBOR"), and other interbank offered rates expected to be discontinued, to alternative reference rates. The guidance in this Update was effective upon its issuance. If elected, the guidance is to be applied prospectively through December 31, 2022. The adoption of this ASU did not have a material impact on our consolidated financial statements, including but not limited to our research and development grant agreements with the Israel Innovation Authority, discussed in additional detail Note 9, Commitments and Contingencies. While this agreement continues to use LIBOR as of December 31, 2022, any future change to an alternate interest rate is not expected to be material.

Although the FASB has issued several other ASUs for which adoption dates are pending, the Company does not expect any of them to have any impacts on its consolidated financial statements.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2022	2021
Research and development	$366	$413
Insurance	93	123
Other	202	377
Totals	$661	$913

4. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2022	2021
Computers and software	$26	$31
Office furniture and equipment	15	27
Laboratory equipment	251	221
Leasehold improvements	57	88
Assets in progress	-	20
Total property and equipment, at cost	349	387
Less: Accumulated depreciation and amortization	(180)	(171)
Property and equipment, net	$169	$216

Depreciation expense was $77 thousand and $114 thousand for the years ended December 31, 2022 and 2021, respectively. During the year ended December 31, 2022, the Company recognized an impairment loss of equipment of $36 thousand.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2022	2021
Research and development	$1,544	$1,849
Payroll, bonus and other employee-related expenses	750	1,615
Professional services	225	489
Interest on debt	146	102
Other	134	141
Total	$2,799	$4,196

6. Leases

Operating lease costs under the leases for the years ended December 31, 2022 and 2021 were approximately $0.7 million and $1.1 million, respectively. The weighted average remaining lease term at December 31, 2022 was 1.18 years and the weighted average incremental borrowing rate was 5.4%.

In January 2022, the Company entered into a new lease agreement for office space in Israel for an initial period of 24 months and with the option to extend the lease for an additional 24 months. The lease commenced on April 1, 2022 at the rate of approximately $36 thousand per year, billed monthly, plus the Company’s share of utilities, common area expenses, and taxes. Upon commencement of the lease, the Company recognized a right-of-use asset and related liability of $64 thousand.

The following table summarizes the Company’s maturities of operating lease liabilities as of December 31, 2022 (in thousands):

2023	$740
2024	134
2025	2
Total lease payments	876
Less imputed interest	(29)
Total operating lease liabilities	847
Less: current portion	(712)
Long-term portion	$135

7. Debt

Hercules Term Loan

On September 30, 2021, the Company entered into a Loan and Security Agreement, dated as of September 30, 2021 (the “Hercules Loan Agreement”) with Hercules Capital, Inc., (“Hercules” or the “Lender”).

The Hercules Term Loan Agreement provided for term loans in an aggregate principal amount of up to $30.0 million, comprised of (i) a tranche 1 advance of $12.5 million (the “Tranche 1 Advance”), (ii) a tranche 2 advance of $7.5 million (the “Tranche 2 Advance”) and (iii) a tranche 3 advance of $10.0 million (the “Tranche 3 Advance”) (collectively, the “Term Loan Advances”). The Tranche 1 Advance under the Hercules Term Loan Agreement was funded on September 30, 2021. The Tranche 2 Advance was to be available at the Company’s election until August 15, 2022, subject to the Company's achievement of certain milestone events relating to data from the clinical trials. The Company did not meet the requirements for the Tranche 2 Advance and such funding will, therefore, not be available to the Company. The Tranche 3 Advance is available subject to approval by the Lenders’ investment committee in its sole discretion. The Tranche 3 Advance may be available for funding until, initially, April 1, 2023, and (i) upon the occurrence of certain milestone events relating to the Company’s receipt of net cash proceeds from unrestricted equity investments in the Company, October 1, 2023, and (ii) upon the occurrence of certain milestone events relating to the Company’s receipt of net cash proceeds and certain milestone events relating to data from the clinical trials, April 1, 2024.

As security for its obligations, the Company granted Hercules a continuing security interest in substantially all of the assets of the Company, subject to certain customary exceptions, including for intellectual property.

Any outstanding principal on the Term Loan Advances will accrue interest at a floating rate equal to the greater of (i) 9.50% per annum and (ii) the sum of 6.25% plus the prime rate, as published in The Wall Street Journal. As of December 31, 2022 and 2021, the interest rate was 13.75% and 9.5%, respectively. Interest payments are payable monthly following the funding of a Term Loan Advance. The Company will be required to make principal payments on the outstanding balance of the Term Loan Advances commencing on April 1, 2023 (the “Term Loan Amortization Date”) in 36 equal monthly installments, plus interest; provided that if the Company has achieved the milestones described above, then the Term Loan Amortization Date will be automatically extended to October 1, 2023 or April 1, 2024, as applicable. Any amounts outstanding under the Term Loan Advances, if not repaid sooner, are due and payable on April 1, 2025 (the “Maturity Date”). On any date that the Company partially repays the outstanding obligations, the Company shall pay the Lenders a charge equal to 6.55% of the original principal amount.

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

The Hercules Loan Agreement contains customary affirmative and negative covenants which, among other things, requires the Company to maintain at all times a minimum qualified cash balance equaling amounts ranging from $6.3 million to $10.0 million ($10.0 million effective as of August 15, 2022 and December 31, 2022) plus qualified accounts payable (as defined) and limits the Company’s ability to (i) incur additional indebtedness, (ii) pay dividends or make certain distributions, (iii) dispose of its assets, grant liens or encumber its assets or (iv) fundamentally alter the nature of its business. These covenants are subject to a number of exceptions and qualifications. The Company was in compliance with all debt covenants at December 31, 2022.

The Hercules Loan Agreement also contains customary events of default, including the Company’s failure to make any principal or interest payments when due, the occurrence of certain bankruptcy or insolvency events or a breach of the covenants. Upon the occurrence of an event of default, Hercules may, among other things, accelerate the Company’s obligations under the Hercules Loan Agreement.

As of December 31, 2022, the carrying value of the outstanding loan consists of $12.5 million in principal less an unamortized debt discount of $0.8 million. The debt issuance costs and the final maturity payment of $0.8 million, have been recorded as a debt discount which are being accreted to interest expense through the maturity date of the loan. Interest expense relating to the loan for the years ended December 31, 2022 and 2021 was $1.9 million and $0.4 million, respectively. Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of the debt discount. As of December 31, 2022, the effective interest rate was 19.5%.

On March 7, 2023, the Company entered into an amendment to repay $7.5 million of the outstanding principal of the Hercules Term Loan, extend the interest only period until September 1, 2023, and reduce the qualified cash balance to $2.25 million as of March 7, 2023. The Company will be required to make principal payments on the remaining $5.0 million outstanding principal balance of the Term Loan Advances commencing on September 1, 2023, plus interest, with a final maturity date of April 1, 2025. See Note 19, Subsequent Events.

The Company’s scheduled future principal payments for the long-term debt are as follows (in thousands):

December 31,
2022
2023	$4,204
2024	6,101
2025	2,195
Total future principal payments	12,500
Less: unamortized discount	(782)
Carrying value of long-term debt	11,718
Less: current portion	(3,980)
Add: final Term Loan fee due at maturity in 2023	819
Long-term portion	$8,557

SVB Term Loan

On January 30, 2019, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) in the amount of $15.0 million with Silicon Valley Bank (“SVB”) and WestRiver Innovation Lending Fund VIII, L.P. (“WestRiver”, and together with SVB, the “SVB Lenders”).

Outstanding principal on the loan accrues interest at a floating rate equal to the greater of (i) 5.25% per annum and (ii) the sum of 2.5% plus the prime rate, as published in The Wall Street Journal. Interest payments are payable monthly. On September 30, 2021, the interest rate was 5.75%. The Company commenced making payments on the outstanding principal balance of the loan on February 1, 2020, which was payable in 36 equal monthly installments and scheduled to fully mature on January 1, 2023.

In conjunction with the initial loan advance, the Company issued warrants to the SVB Lenders to purchase 1,021 shares of common stock at a price of $440.80 per share (subject to certain adjustments).

The Company may prepay the outstanding principal balance of the loans advanced in whole but not in part, subject to a prepayment fee ranging from 1% to 3% of any amount prepaid, depending upon when the prepayment occurs. The Company will also pay a final payment fee equal to 6% of the total loans advanced, due upon the earlier of maturity or termination of the Loan Agreement.

On September 30, 2021, in connection with the funding of the Hercules Term Loan Tranche 1 Advance and pursuant to a Payoff Letter dated September 30, 2021, the Company voluntarily repaid in full the carrying value of the outstanding loan consisting of $6.7 million of principal, a final maturity payment of $0.9 million, and early termination fees of $0.1 million from funds received under the Hercules Loan Agreement. The debt issuance costs, the valuation of the warrants, and the final maturity payment of $0.9 million, had been recorded as a debt discount which were being accreted to interest expense through the maturity date of the loan. The remaining unamortized debt discount of $0.2 million and early termination fees were accounted for as a loss on debt extinguishment and included in other income and expense in the statement of operations for the year ended December 31, 2021. Interest expense relating to the loan for the years ended December 31, 2022 and 2021 was $0 and $0.9 million, respectively. Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of the debt discount.

PPP Loan

In April 2020, the Company entered into a loan agreement with SVB under the U.S. Small Business Administration (the “SBA”) Paycheck Protection Program (the “PPP”) pursuant to the Coronavirus Aid, Relief and Economic Security Act of 2020 (the “CARES Act”) and received loan proceeds of $0.8 million (the “PPP Loan”). The Company used the loan proceeds for payroll and other covered costs in accordance with the relevant terms and conditions of the CARES Act. The PPP Loan had a maturity date of April 21, 2022 and an interest rate of 1.0% per annum. Under the terms of the PPP, on September 3, 2021, the PPP Loan was forgiven in full, and the Company recognized a gain on extinguishment of debt of $0.8 million during the year ended December 31, 2021. The SBA reserves the right to audit any PPP loan, regardless of size. These audits may occur after forgiveness has been granted. In accordance with the CARES Act, all borrowers are required to maintain their PPP loan documentation for six years after the PPP loan was forgiven or repaid in full and to provide that documentation to the SBA upon request.

8. Related Parties

On August 29, 2013, the Company entered into the Technion Agreement with TRDF, with respect to certain technology relating to aminoglycosides and the redesign of aminoglycosides for the treatment of human genetic diseases caused by premature stop mutations and further results of the research of the technology, in order to develop and commercialize products based on such technology. Under the Technion Agreement, TRDF is obligated to provide the Company with research services for an estimated annual payment of $0.1 million, the precise amount to be agreed by the parties prior to the beginning of each year of the research period. During the years ended December 31, 2022 and 2021 no expenses were incurred. As of December 31, 2022 and 2021 no amounts were recorded in accrued expenses.

In addition, TRDF granted the Company a license to use, market, sell or sub-license the rights of the product developed under the TRDF research results (the “Licensed Product”), as fully defined in the Technion Agreement, for the following considerations: (i) milestone payments up to total consideration of $6.1 million, to be transferred upon meeting certain milestones as defined in the Technion Agreement; (ii) certain royalties in the low- to mid-single-digit percentage of net sales (subject to change in the case of (a) sublicensing to a big pharmaceutical or biotechnology company, or (b) payment of royalties to third parties, or (c) commercialization by a third party of an authorized generic to a licensed product), for a period until the later of (i) the expiration of a valid claim on the Licensed Product in each country the Licensed Product is sold to, or (ii) a certain amount of years from the date of the first commercial sale of the Licensed Product in such country; and (iii) a low- to mid-double-digit percentage of any non-royalty sub-license income received by the Company from a sub-licensed entity. The Company made no milestone or royalty payments to the TRDF during the years ended December 31, 2022 or 2021.

9. Advances From Collaboration Partners, Legal, and Other Contingencies

Cystic Fibrosis Foundation

During 2019, the Company received a funding award (the “2019 CFF Award”) from the Cystic Fibrosis Foundation (“CFF”) for up to $3.6 million and entered into an agreement relating to the award, which agreement was amended in December 2020 and March 2022. Payment of award amounts are subject to the achievement of certain milestones in connection with the Company’s global cystic fibrosis development program. The Company will be required to repay amounts received from the CFF (or specified multiples of such amounts) in certain circumstances, including as royalties on net sales, and, in the event of a disposition of the underlying asset (as defined in the agreement), in which case the Company would be obliged to use up to 5% of the amounts received from the disposition to repay up to three times the award amount. The funding provided to the Company is accounted for as an advance from a collaboration partner within the scope of ASC Topic 730, “Research and Development.” As of December 31, 2021, the Company had received payments of $3.4 million, which are recorded as Advances from collaboration partners in the accompanying consolidated financial statements. In March 2022, the Company entered into an agreement with the CFF to amend the 2019 CFF Award to provide for up to an additional $15.9 million to fund the ongoing global Phase 2 clinical development of ELX-02 in cystic fibrosis (the “2022 CFF Amendment”). The Company received an upfront payment of $7.0 million in March 2022 and a milestone payment of $1.5 million in September 2022, which were recorded as Advances from collaboration partners in the accompanying consolidated financial statements. In September 2022, the CFF determined not to continue funding this program and the remaining $7.4 million of the award under the 2022 CFF Amendment will not be available to the Company under the current development program. Upon successful commercialization of ELX-02 or any derivative products thereof, the Company will pay the CFF royalties up to 6% of net sales based on the on the actual amount of funding from the CFF and potential sales milestones. In addition, the 2022 CFF Agreement includes an embedded derivative arising from a provision that upon the occurrence of a change of control or sale or license of funded assets (each a disposition event), the Company would be required to pay the CFF 10% of the consideration received for the disposition event up to three times the amount of funds received from the CFF under the 2022 CFF Agreement.

In May 2021, the Company received an additional award from the CFF (the “2021 CFF Award”) for up to $2.6 million to help identify optimized oral RMAs for further development in the treatment of cystic fibrosis patients with nonsense mutations. Payment of award amounts are subject to the achievement of certain milestones in connection with the Company’s oral RMA cystic fibrosis development program. The Company will be required to repay amounts received from the CFF (or specified multiples of such amounts) in certain circumstances, including as royalties on net sales (with royalties capped at eight times the award amount received, the "Royalty Cap"), and, in the event of a disposition of the underlying asset. The funding provided to the Company is accounted for as an advance from a collaboration partner within the scope of ASC Topic 730, “Research and Development.” As of December 31, 2022 and 2021, the Company had received payments of $0.6 million and $0.3 million, respectively, under this award, which are recorded as Advances from collaboration partners in the accompanying consolidated financial statements. The 2021 CFF Award includes an embedded derivative arising from a provision that upon the occurrence of a change of control or sale or license of funded assets (each a disposition event) the Company would be required to pay the CFF 20% of the consideration received for the disposition event, and 10% for a sale or license event, up to eight times the amount of funds received from the CFF under the 2021 CFF Agreement.

The fair value of the embedded derivatives related to the 2019 CFF Award and the 2021 CFF Award as described above were concluded to be de minimis as of December 31, 2021. In conjunction with the 2022 CFF Agreement, the Company estimated the fair value of the embedded derivatives to be $45 thousand as of December 31, 2022 and has recognized this amount on the consolidated balance sheet as derivative liabilities with the corresponding change in value of $45 thousand expense recognized as the change in fair value of derivative liabilities in other expense (income), net, in the consolidated statements of operations for the year ended December 31, 2022.

Royalty Commitments to the IIA

To date, the Company has received research and development grants from the Israel Innovation Authority (the “IIA”) totaling $2.6 million. No grants were received for the years ended December 31, 2022 and 2021.

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

As of December 31, 2022, the Company has not commenced the payment obligation of the royalties and has a contingent obligation with respect to royalty-bearing participation received or accrued, amounting to $2.8 million, including accrued LIBOR interest.

Commitments to TRDF

Since August 29, 2013, the Company has had an ongoing agreement with TRDF. Refer to Note 8, “Related Parties”, for further information.

License Agreement between Zikani and President and Fellows of Harvard College

On February 10, 2015, Zikani entered into an agreement with the President and Fellows of Harvard College (“Harvard”) to license certain patent rights owned by Harvard. This license agreement was subsequently amended and restated on March 31, 2020. Harvard is entitled to receive clinical and regulatory milestone payments totaling up to $3.6 million in the aggregate per licensed product approved in the United States, European Union, and Japan. The Company is also obligated to make additional royalty payments to Harvard upon the occurrence of certain sales milestones per licensed product up to a mid-single digit royalty percentage. The royalty percentage depends on the product and whether such licensed product is covered by a valid claim within the certain patent rights that the Company licenses from Harvard. Further, the Company may sub license the patent rights and any income, with the Company obligated to remit to Harvard fees ranging from 20% to 30% of such sublicense income up to the achievement of certain milestone events. There were no royalties recorded in 2022 or 2021.

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

In addition to the license agreement, the Company also reimburses Harvard for certain costs related to the maintenance and further development of patents developed through the founding stockholder's research. For the year ended December 31, 2022, the Company incurred $0.2 million of patent expenses due to Harvard. For the year ended December 31, 2021, the Company incurred immaterial patent expenses due to Harvard.

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

The Company accounts for contingent liabilities in accordance with ASC Topic 450, “Contingencies”. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of December 31, 2022 and 2021, the Company was not a party to any litigation that is reasonably possible to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows. Legal costs incurred in connection with loss contingencies are expensed as incurred.

10. Stockholders’ Deficit

As of December 31, 2022, the Company had 500,000,000 shares authorized of common stock, $0.01 par value, of which 2,166,356 shares were outstanding and 5,000,000 shares authorized of preferred stock, $0.01 par value, of which no shares were issued or outstanding.

Common Stock

Public Offerings

On May 13, 2021, the Company closed an underwritten public offering of 958,333 shares of its common stock at a price of $54.00 per share and received gross proceeds of approximately $51.8 million, before deducting underwriting discounts and commissions of $3.1 million and offering expenses of $0.8 million.

At the Market Offering Program

On September 30, 2021, the Company entered into a Sales Agreement with SVB Leerink, LLC (“SVB Leerink”) pursuant to which the Company may offer and sell up to $50.0 million of shares of its common stock (the “ATM Shares”) from time to time, through an “at the market offering” program (the “ATM Program”), under which SVB Leerink will act as sales agent. Pursuant to the Sales Agreement, the Company will set the parameters for the sale of ATM Shares, including the number of ATM Shares to be issued, the time period during which sales are requested to be made, limitations on the number of ATM Shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Company is not obligated to make any sales of Shares under the ATM Program. The Company had not sold any shares under the ATM Program as of December 31, 2022.

Warrants

Eloxx Limited issued warrants to purchase shares of common stock in conjunction with the Share Purchase Agreements prior to the December 2017 reverse merger between Eloxx Limited and Sevion Therapeutics, Inc. The

Company also issued warrants to purchase shares of common stock in connection with the SVB Loan Agreement. During the year ended December 31, 2022, transactions related to warrants were as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (years)
Warrants outstanding at December 31, 2021	8,097	$172.40	1.74
Granted	-
Exercised	-
Forfeited	(7,076)	133.91
Warrants outstanding at December 31, 2022	1,021	$440.80	6.08
Warrants exercisable at December 31, 2022	1,021	$440.80	6.08

11. Stock-Based Compensation

Stock Incentive Plans

On March 12, 2018, the Company’s Board of Directors (the “Board”) adopted the 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan became effective on April 20, 2018 upon approval by the stockholders of the Company with the outstanding options and shares available for future grant under any prior plans being assumed by the 2018 Plan. The initial total number of shares available under the 2018 Plan for awards to employees, non-employee directors and other key personnel was 125,000 shares.

Stock options granted have a ten-year contractual life and, upon termination of service, vested options are generally exercisable between one and three months following the termination date, while unvested options are forfeited immediately.

Summary of Stock Option Activity

Transactions during the year ended December 31, 2022 related to stock options granted to employees and directors were as follows:

	Shares	Weighted average exercise price per Share	Weighted average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding as of December 31, 2021	222,611	$209.60	7.23	$254
Granted	86,112	17.88
Exercised	-	-
Forfeited	(59,320)	367.39
Options outstanding as of December 31, 2022	249,403	$105.87	8.12	$3
Options exercisable at December 31, 2022	81,809	$214.06	6.39	$3

As of December 31, 2022, the unrecognized compensation cost related to the outstanding options was $5.3 million and is expected to be recognized over a weighted-average period of 2.43 years.

The weighted average grant date fair values of stock options granted during the years ended December 31, 2022 and 2021 were $12.20 and $62.40, respectively.

The following table presents the assumptions used to estimate the fair values of stock options granted in the periods presented:

	Year ended December 31,
	2022	2021
Dividend yield	0%	0%
Volatility	78%-82%	76%-77%
Risk-free interest rate	1.84%-3.96%	0.87%-1.33%
Expected term (years)	5.5-6.0	6.0
Contractual term (years)	10	10

Summary of Restricted Stock Unit Activity

Transactions during the year ended December 31, 2022 related to RSUs granted to employees were as follows:

	Shares	Weighted average grant date fair value per share
Unvested at December 31, 2021	157	$600.80
Vested	(157)	600.80
Unvested at December 31, 2022	-	$-

As of December 31, 2022, there was no remaining unrecognized compensation costs related to the RSUs.

Stock-based Compensation Expense

Stock-based compensation expense relates to stock options granted to employees, non-employee directors and consultants, time-based restricted stock units granted to employees and performance-based stock options and restricted stock units granted to an employee. The total equity-based compensation expense related to all of the Company’s equity-based awards was recognized as follows (in thousands):

	Year ended December 31,
	2022	2021
Research and development	$1,319	$1,336
General and administrative	1,702	7,831
Total stock-based compensation expense	$3,021	$9,167

12. Income Taxes

The components of income (loss) before taxes on income are as follows (in thousands):

	Year ended December 31,
	2022	2021
U.S.	$(22,991)	$(47,849)
Israel	(13,074)	(18,895)
Australia	-	17
Loss before taxes on income	$(36,065)	$(66,727)

There were no taxes on income during the years ended December 31, 2022 or 2021.

The significant components of the Company’s deferred tax assets were comprised of the following (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$58,334	$57,716
Stock-based compensation	1,831	3,143
Reserves and allowances	170	337
U.S. tax credits and other credits	8,226	6,009
Capitalized research and development expenditures	11,184	3,988
Operating lease right-of-use assets	(197)	(338)
Operating lease liabilities	203	363
Other	226	371
Total deferred tax assets	79,977	71,589
Valuation allowance	(79,977)	(71,589)
Net deferred tax assets	$—	$—

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statements and income tax purposes. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. As of December 31, 2022 and 2021, based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of the deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2022 and 2021.

As of December 31, 2022 and 2021, the Company provided valuation allowances of approximately $80.0 million and $71.6 million, respectively, on U.S. federal, U.S. state and Israeli tax jurisdiction deferred tax assets to reduce the carrying amounts of these assets to zero. The net changes in the Company’s valuation allowances were increases of $8.4 million and $19.0 million during the years ended December 31, 2022 and 2021, respectively. For both the years ended December 31, 2022, the increase in the valuation allowance was primarily related to losses generated during the period and increases in research and development credits and other tax credits, partially offset by a reduction in the stock-based compensation deferred tax asset associated with cancelled awards.

For the years ended December 31, 2022 and 2021 the expected tax expense based on the federal statutory rate is reconciled with the actual tax expense as follows:

	Year ended December 31,
	2022	2021
U.S. federal statutory rate	21.0%	21.0%
State tax rate, net of federal benefit	2.2	1.0
Permanent differences	(7.4)	(7.3)
Tax credits	6.6	3.5
Effect of rate differences from statutory	1.0	0.6
Change in valuation allowance	(23.4)	(18.8)
Income tax provision	0.0%	0.0%

The main reconciling item between the statutory tax rate and the Company’s effective tax rate is the recognition of valuation allowances in respect to deferred taxes related to accumulated net operating losses carried forward and temporary differences due to the uncertainty of the realization of such deferred taxes.

As of December 31, 2022 and 2021, the Company had U.S. federal net operating loss (“NOL”) carryforwards of $159.2 million and $158.8 million, respectively. U.S. federal NOL carryforwards will begin to expire, if not utilized, beginning in 2023 through 2037. Included in the U.S. federal NOL carryforward as of December 31, 2022 are $84.1 million of NOLs generated after the effective date of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which are not subject to expiration but may not be carried back and are only eligible to offset up to a maximum of 80% of taxable income generated in a given year. It is uncertain if and to what extent various U.S. states will conform their net operating loss rules to the Tax Act.

As of December 31, 2022 and 2021, the Company had U.S. state NOL carryforwards of $25.9 million and $24.2 million, respectively, which may be available to offset future income tax liabilities.

As of December 31, 2022 and 2021, the Company had federal research tax credit carryforwards of $8.1 million and $5.9 million, respectively, available to reduce future tax liabilities and which expire at dates beginning in 2026 through 2041.

As of December 31, 2022 and 2021, the Company had Israeli NOL carryforwards of $101.2 million and $99.3 million, respectively, which carry forward indefinitely.

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

The Company is subject to income taxes in the United States and Israel and Australia. The Company files income tax returns in the U.S. and in several states. The federal and state tax returns are generally subject to tax examination by taxing authorities for tax years December 31, 2019 to present. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state tax authorities to the extent utilized in a future period. The Israeli income tax returns remain open to examination beginning in 2013 to present. The Australia income tax returns remain open to examination beginning in 2021 to present. If and when the Company claims NOL carryforwards from any prior years against future taxable income, those losses may be examined by the taxing authorities.

13. Net Loss Per Share

The loss and the weighted average number of shares used in computing basic and diluted net loss per share for the years ended December 31, 2022 and 2021, are as follows (in thousands, except share and per share data):

	Year ended December 31,
	2022	2021
Numerator:
Net loss	$(36,065)	$(66,727)
Denominator:
Weighted average number of shares of common stock used in computing net loss per share, basic and diluted	2,166,311	1,749,071
Net loss per share, basic and diluted	$(16.65)	$(38.15)

For the years ended December 31, 2022 and 2021, the totals of outstanding preferred stock, stock options, stock warrants and restricted stock units, as applicable, excluded from the calculation of the diluted net loss per share due to their anti-dilutive effect were 250,424 and 230,865, respectively.

14. Other Expense (Income), net

Other Expense (income) consisted of the following (in thousands):

	Year ended December 31,
	2022	2021
Interest and other income	$(274)	$(8)
Interest and other expense	1,949	1,259
Foreign currency exchange losses (gains), net	3	(2)
Research and development tax credit income	(77)	—
Change in fair value of derivative liabilities	45	—
Gain on debt extinguishment	—	(808)
Loss on debt extinguishment	—	268
Total other expense (income), net	$1,646	$709

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

16. Merger Accounting

On April 1, 2021, the Company, acquired Zikani (the "Zikani Merger"), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”). Under the terms of the Merger Agreement, the Company issued 189,920 shares of common stock, $0.01 par value per share (“Eloxx Common Stock”), in exchange for all of the issued and outstanding equity interests of Zikani (the “Merger Consideration”). In addition, the Company issued 11,054 restricted stock units under the Eloxx Pharmaceuticals, Inc. 2018 Equity Incentive Plan (the “Equity Plan”) to certain employees of Zikani in respect of each individual’s prospective service as an employee, officer, consultant or director of the Company.

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

The total consideration for the Merger is as follows (in thousands, except per share data):

Number of shares of Eloxx common stock issued to Zikani stockholders (1)		190
Actual closing price per share of Company common stock as reported on the Nasdaq Global Market on April 1, 2021	$134.40
Adjusted for a discount for lack of marketability (“DLOM”) (1)	87.5%	$117.60
Fair value of common stock consideration		22,335
Transaction costs		1,003
Total purchase price		$23,338

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

In addition, the Company incurred and expensed costs directly related to the Zikani Merger totaling approximately $1.0 million during the year ended December 31, 2021, included in general and administrative expenses in the consolidated statement of operations.

Since the closing date of the Zikani Merger, the results of Zikani’s operations have been included in the Company’s consolidated financial statements.

17. Marketable Securities

Below is a summary of cash, cash equivalents and marketable securities at December 31, 2021 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash and cash equivalents	$42,268	$—	$—	$42,268
Marketable securities - U.S. treasuries	—	—	—	—
Total cash, cash equivalents and marketable securities	$42,268	$—	$—	$42,268

As of December 31, 2022 and 2021, no credit losses were identified related to the cash equivalents or marketable securities. As of December 31, 2022, the Company did not have any marketable securities.

18. Fair Value Measurements

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 are as follows (in thousands:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds included in cash and cash equivalents	$18,737	$18,737	$—	$—
Liabilities
Embedded derivatives	$45	$—	$—	$45

The Company is party to certain funding awards with the Cystic Fibrosis Foundation, which contain embedded derivatives (refer to Note 9). As of the balance sheet date, the Company has determined the fair value of these embedded derivatives using a Monte Carlo simulation of the occurrence of a disposition event. The Company has used observable input assumptions such as the amount of funding, the Royalty Cap, as well as unobservable assumptions such as the time to occurrence of 3 years, as well as the probability of occurrence of a disposition event. The table below provides a rollforward of the fair value of the embedded derivatives, a Level 3 fair value estimate (in thousands), for the year ended December 31, 2022:

Fair value of embedded derivatives, December 31, 2021	$—
Change in fair value of embedded derivative liabilities	45
Fair value of embedded derivatives, December 31, 2022	$45

19. Subsequent Events

On March 7, 2023, the Company and Hercules entered into the First Amendment to the Loan and Security Agreement (the "Hercules LSA Amendment") to amend the terms of the Hercules Loan Agreement. The amended terms provided for the Company to repay $7.5 million of the outstanding principal, which the Company did on March 7, 2023. The Company will be required to make principal payments on the remaining $5.0 million outstanding principal balance of the Term Loan Advances commencing on September 1, 2023 instead of the original Term Loan Amortization Date of April 1, 2023, plus interest, with a final maturity date of April 1, 2025. Any amounts outstanding under the Term Loan Advances, if not repaid sooner, are due and payable on April 1, 2025 (the “Maturity Date”). Further, the Company may prepay the outstanding amount of the Term Loan Advances at any time, plus accrued and unpaid interest, and with no prepayment premium. Additionally, the debt covenant that required the Company to maintain at all times a minimum qualified cash balance equaling amounts ranging from $6.3 million to $10.0 million ($10.0 million in effect as of December 31, 2022) plus qualified accounts payable, was decreased to $2.25 million effective as of March 7, 2023 and may be further reduced to $0 if the Company has raised $20.0 million in equity investments prior to May 31, 2023.