Form 10-Q
period 2023-03-31
Eloxx Pharmaceuticals, Inc.
filed 2023-05-12
CIK 1035354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 10, 2023, the registrant had 2,166,356 shares of common stock, $0.01 par value per share, outstanding.

ELOXX PHARMACEUTICALS, INC.

Special Note Regarding Forward-Looking Statements

Eloxx Pharmaceuticals, Inc., together with its subsidiaries, is collectively referred to herein as “we,” “our,” “us,” “Eloxx” or the “Company.” Hyperlinks and web addresses are provided as a convenience and for informational purposes only. Eloxx bears no responsibility for the security or content of external websites.

This Quarterly Report on Form 10-Q, and information incorporated herein, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of present and historical facts contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding our ability to obtain the capital necessary to fund our operations and continue as a going concern; our strategy, future results of operations and financial position; future revenues, projected costs, prospects, plans and objectives of management; the timing and expectations surrounding regulatory communications; our relationship with third-parties; and the potential, safety, efficacy, and regulatory and clinical progress of our product candidates, prospective products, product approvals, as well as research and development costs, are forward-looking statements. Without limiting the foregoing, in some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “will,” “would,” “should,” “expect,” “exploring,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “seeks,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. No forward-looking statement is a guarantee of future results, performance, or achievements, and one should avoid placing undue reliance on such statements.

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to those risks, uncertainties and assumptions identified in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Annual Report”).

Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risks and uncertainties.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. You should not rely upon forward-looking statements as predictions of future events. All forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Unless required by law, we will not undertake any obligation and we specifically disclaim any obligation to release publicly the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of events, whether or not anticipated. In that respect, we wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made.

MARKET AND INDUSTRY DATA

This Quarterly Report on Form 10-Q and the other documents incorporated herein by reference include statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe these industry publications and third-party research, surveys and studies are reliable, we have not independently verified such data and disclaim responsibility for its content. Furthermore, management’s estimates are derived from publicly available information, their knowledge of our industry and their assumptions based on such information and knowledge, which we believe to be reasonable. This data involves a number of assumptions and limitations which are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in this Quarterly Report on Form 10-Q under “Special Note Regarding Forward-Looking Statements” and Part II, Item 1A “Risk Factors.” These and other factors could cause our future performance to differ materially from our assumptions and estimates.

RISK FACTOR SUMMARY

The following is a summary of the principal risks of an investment in our common stock. This summary does not list all the risks that we face. Additional discussion of the risks summarized below follow directly under the heading “Risk Factors” and should be carefully considered, together with other information in our 2022 Annual Report and our other filings with the SEC before making an investment decision regarding our common stock.

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
•
Our product candidates, including ELX-02 and ZKN-013, may cause adverse events or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.
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
•
If we infringe on the rights of third parties, we could be prevented from selling products, forced to pay damages and required to defend against litigation which could result in substantial costs and may have a material adverse effect on our business, results of operations and financial condition.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$4,904	$19,207
Restricted cash	261	261
Prepaid expenses and other current assets	1,238	661
Total current assets	6,403	20,129
Property and equipment, net	143	169
Operating lease right-of-use asset	654	825
Total assets	$7,200	$21,123

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,434	$3,020
Accrued expenses	2,230	2,799
Current portion of long-term debt	1,536	3,980
Advances from collaboration partners	12,535	12,535
Current portion of operating lease liability	667	712
Derivative liabilities	58	45
Total current liabilities	19,460	23,091
Long-term debt, net of current portion	4,027	8,557
Operating lease liability	6	135
Total liabilities	23,493	31,783
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued or outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value per share, 500,000,000 shares authorized, 2,166,356 shares issued and outstanding as of March 31, 2023 and December 31, 2022	22	22
Additional paid-in capital	264,303	263,706
Accumulated deficit	(280,618)	(274,388)
Total stockholders’ deficit	(16,293)	(10,660)
Total liabilities and stockholders’ deficit	$7,200	$21,123

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$3,488	$7,899
General and administrative	1,995	3,054
Total operating expenses	5,483	10,953
Loss from operations	(5,483)	(10,953)
Other expense, net	747	667
Net loss	$(6,230)	$(11,620)

Net loss per share, basic and diluted	$(2.88)	$(5.36)
Weighted average number of shares of common stock used in computing net loss per share, basic and diluted	2,166,356	2,166,275

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(6,230)	$(11,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	597	922
Depreciation	15	21
Amortization of operating lease right-of-use asset	171	177
Amortization of debt discount	120	124
Change in fair value of derivative liabilities	13	270
Loss on extinguishment of debt	406	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(577)	(1,169)
Accounts payable	(586)	1,525
Accrued expenses	(569)	434
Operating lease liabilities	(174)	(175)
Net cash used in operating activities	(6,814)	(9,491)
Cash flows from investing activities:
Proceeds from sale of property and equipment	11	—
Purchases of property and equipment	—	(11)
Net cash provided by (used in) investing activities	11	(11)
Cash flows from financing activities:
Repayment of term loan principal	(7,500)	—
Proceeds from advances from collaboration partners	—	7,000
Net cash (used in) provided by financing activities	(7,500)	7,000
Decrease in cash, cash equivalents and restricted cash	(14,303)	(2,502)
Cash, cash equivalents and restricted cash at the beginning of the period	19,468	42,567
Cash, cash equivalents and restricted cash at the end of the period	$5,165	$40,065

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets:
Cash and cash equivalents	$4,904	$39,768
Restricted cash	261	297
Total cash, cash equivalents and restricted cash	$5,165	$40,065

Supplemental disclosure of cash flow activities:
Cash paid for interest	$430	$297

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands, except share data)

	Common stock			Treasury stock
	Shares	Amount	Additional paid-in capital	Shares	Amount	Accumulated deficit	Total stockholders' deficit
Balance at December 31, 2022	2,166,356	$22	$263,706	—	$—	$(274,388)	$(10,660)
Stock-based compensation expense	—	—	597	—	—	—	597
Net loss	—	—	—	—	—	(6,230)	(6,230)
Balance at March 31, 2023	2,166,356	$22	$264,303	-	$-	$(280,618)	$(16,293)

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands, except share data)

	Common stock			Treasury stock
	Shares	Amount	Additional paid-in capital	Shares	Amount	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2021	2,166,248	$22	$262,875	(10,535)	$(2,190)	$(238,323)	$22,384
Vesting of restricted stock units	78	—	—	—	—	—	—
Stock-based compensation expense	—	—	922	—	—	—	922
Net loss	—	—	—	—	—	(11,620)	(11,620)
Balance at March 31, 2022	2,166,326	$22	$263,797	(10,535)	$(2,190)	$(249,943)	$11,686

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

Liquidity and Going Concern

The Company has a history of net losses and negative cash flows from operating activities since inception and, as of March 31, 2023, had an accumulated deficit of $280.6 million. The Company expects to continue to incur net losses and negative cash flows from its operations for the foreseeable future. The Company has not generated revenue from the sale of any product or service and does not expect to generate significant revenue unless it obtains marketing approval for and commercializes one or more of its product candidates currently in development. Successful transition to profitable operations is dependent upon achieving a level of revenue adequate to support the Company’s cost structure.

The Company has financed its operations primarily from the sale of equity securities and to a lesser extent, loans and grants. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital to fund its operations. In addition, as disclosed in Note 6, in September 2021, the Company entered into the Hercules Term Loan (as defined below) for an aggregate principal amount of up to $30.0 million of which $12.5 million had been funded as of December 31, 2022 and effective March 7, 2023, the Company and Hercules agreed to amend the terms of the agreement, and the Company repaid $7.5 million of principal. The Hercules Term Loan Agreement contains customary affirmative and negative covenants, which among others further described in Note 6, require the Company to maintain at all times a minimum qualified cash balance net of qualified accounts payable (as defined in the Hercules Term Loan Agreement). On March 7, 2023, the minimum qualified cash balance debt covenant was decreased from $10.0 million to $2.25 million as of March 7, 2023, and may be further reduced to $0 if the Company has raised $20.0 million in equity investments prior to May 31, 2023.

As of March 31, 2023, the Company was in compliance with all debt covenants. However, the inherent uncertainties described above may impact the Company’s ability to remain in compliance with these covenants over the next 12 months. If the Company breaches its financial covenants and fails to secure a waiver or forbearance from the third-party lender, such breach or failure could accelerate the repayment of the outstanding borrowings under the Hercules Term Loan Agreement or the exercise of other rights or remedies the third-party lender may have under applicable law. No assurance can be provided a waiver or forbearance will be granted or the outstanding borrowings under the Hercules Term Loan Agreement, will be successfully refinanced on terms that are acceptable to the Company.

The Company believes that its cash and cash equivalents of $4.9 million at March 31, 2023 will not be sufficient to maintain its current and planned operations for at least the next 12 months following the filing of this Quarterly Report on Form 10-Q. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, based on the Company’s current working capital, anticipated operating expenses and net losses and the uncertainties surrounding its ability to raise additional capital as needed, as discussed below, the Company believes that these conditions, in aggregate, raise substantial doubt about its ability to continue as a going concern for one year after the date these condensed consolidated financial statements are issued.

Management intends to fund future operations through private or public debt or equity financing transactions and may seek additional capital through arrangements with strategic partners or from other sources. The availability of sufficient funding to alleviate the conditions that raise substantial doubt are not within management’s control and cannot be assessed as being probable of occurring. If the Company is unable to obtain adequate financing, it will evaluate options, which may include reducing or deferring operating expenses, which may have a material adverse effect on the Company’s operations and future prospects.

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

Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted, as permitted by such rules and regulations. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the interim periods ended March 31, 2023 and 2022.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2023 (the “2022 Annual Report”).

The significant accounting policies used in the preparation of these condensed consolidated financial statements are consistent with those described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2022, and the notes thereto, in the Company’s 2022 Annual Report.

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

As a result of the Reverse Stock Split, every 40 shares of the Company’s common stock issued or outstanding were automatically reclassified into one validly issued, fully-paid and non-assessable new share of common stock, subject to the treatment of fractional shares as described below, without any action on the part of the holders. Proportionate adjustments will be made to the exercise prices and the number of shares underlying the Company’s outstanding equity awards, as applicable, and warrants exercisable for shares of common stock, as well as to the number of shares issuable under the Company’s equity incentive plans and certain existing agreements. The common stock issued pursuant to the Reverse Stock Split remain fully paid and non-assessable. The Reverse Stock Split did not affect the number of authorized shares of common stock or the par value of the common stock.

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

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Research and development	$307	$366
Insurance	672	93
Other	259	202
Total	$1,238	$661

4. Property and Equipment

Property and equipment, net consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Computers and software	$26	$26
Office furniture and equipment	15	15
Laboratory equipment	233	251
Leasehold improvements	57	57
	331	349
Less accumulated depreciation and amortization	(188)	(180)
Property and equipment, net	$143	$169

Depreciation expense was $15 thousand and $21 thousand for the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023, the Company sold property and equipment for $11 thousand and recognized an immaterial gain on sale of assets.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Research and development expenses	$1,576	$1,544
Payroll and other employee-related expenses	144	750
Professional services	215	225
Interest on debt	81	146
Other	214	134
Total	$2,230	$2,799

6. Debt

Hercules Term Loan

On September 30, 2021, the Company entered into a Loan and Security Agreement, dated as of September 30, 2021 (the “Hercules Loan Agreement”) with Hercules Capital, Inc. (“Hercules” or the “Lender”).

The Hercules Term Loan Agreement provided for term loans in an aggregate principal amount of up to $30.0 million, comprised of (i) a tranche 1 advance of $12.5 million (the “Tranche 1 Advance”), (ii) a tranche 2 advance of $7.5 million (the “Tranche 2 Advance”) and (iii) a tranche 3 advance of $10.0 million (the “Tranche 3 Advance”) (collectively, the “Term

Loan Advances”). The Tranche 1 Advance under the Hercules Term Loan Agreement was funded on September 30, 2021. The Tranche 2 Advance was to be available at the Company’s election until August 15, 2022, subject to the Company's achievement of certain milestone events relating to data from the clinical trials. The Company did not meet the requirements for the Tranche 2 Advance and such funding will, therefore, not be available to the Company. The Tranche 3 Advance is available subject to approval by the Lenders’ investment committee in its sole discretion up to April 1, 2023, and, provided that if the Company receives net cash proceeds of equity investment of at least $35.0 million prior to June 30, 2023, such date shall be extended to October 1, 2023.

As security for its obligations, the Company granted Hercules a continuing security interest in substantially all of the assets of the Company, subject to certain customary exceptions, including for intellectual property.

Any outstanding principal on the Term Loan Advances will accrue interest at a floating rate equal to the greater of (i) 9.50% per annum and (ii) the sum of 6.25% plus the prime rate, as published in The Wall Street Journal. As of March 31, 2023 and December 31, 2022, the interest rate was 14.25% and 13.75%, respectively.

On March 7, 2023, the Company entered into an amendment (the "Hercules Amendment") to repay $7.5 million of the outstanding principal of the Hercules Term Loan, extend the interest only period until September 1, 2023, canceled the prepayment penalty for the March principal repayment and any future early principal repayments, and reduced the qualified cash balance from $10.0 million to $2.25 million effective as of March 7, 2023. The qualified cash balance may be further reduced to $0 if the Company has raised $20.0 million in equity investments prior to May 31, 2023. In accordance with the Hercules Loan Amendment, the Company will be required to make principal payments on the outstanding balance of the Term Loan Advances beginning on September 1, 2023, in 31 equal monthly installments, plus interest. Any amounts outstanding under the Term Loan Advances, if not repaid sooner, are due and payable on April 1, 2025 (the “Maturity Date”). On any date that the Company partially repays the outstanding obligations, the Company shall pay the Lenders a charge equal to 6.55% of the original principal amount. The Hercules Amendment removed this prepayment premium for both the March 7, 2023 principal repayment and for any future early prepayments of principal. The Hercules Amendment was accounted for as debt modification under ASC 470-50, Debt: Modifications and Extinguishments, with a partial debt extinguishment. The Company recognized a loss on debt extinguishment of $0.4 million related to the remaining unamortized debt discount as of the effective date of the Hercules Amendment during the three months ended March 31, 2023.

The Hercules Loan Agreement contains customary affirmative and negative covenants which, among other things, requires the Company to maintain at all times a minimum qualified cash balance plus qualified accounts payable (as defined) and limits the Company’s ability to (i) incur additional indebtedness, (ii) pay dividends or make certain distributions, (iii) dispose of its assets, grant liens or encumber its assets or (iv) fundamentally alter the nature of its business. These covenants are subject to a number of exceptions and qualifications. The Company was in compliance with all debt covenants at March 31, 2023.

The Hercules Loan Agreement also contains customary events of default, including the Company’s failure to make any principal or interest payments when due, the occurrence of certain bankruptcy or insolvency events or a breach of the covenants. Upon the occurrence of an event of default, Hercules may, among other things, accelerate the Company’s obligations under the Hercules Loan Agreement.

As of March 31, 2023, the carrying value of the outstanding loan consists of $5.0 million in principal less an unamortized debt discount of $0.3 million. The debt issuance costs and the final maturity payment of $0.8 million, have been recorded as a debt discount, which are being accreted to interest expense through the maturity date of the loan. Interest expense relating to the loan for the three months ended March 31, 2023 and 2022 was $0.5 million and $0.4 million, respectively. Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of the debt discount. As of March 31, 2023, the effective interest rate was 18.9%.

The Company’s scheduled future principal payments for the long-term debt are as follows (in thousands):

At March 31,
2023
Principal payments
2023	$906
2024	2,988
2025	1,106
Total future principal payments	5,000
Less unamortized discount	(256)
Carrying value of long-term debt	4,744
Less current portion of long-term debt	(1,536)
Final fee due at maturity in 2025	819
Long-term portion	$4,027

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

Cystic Fibrosis Foundation

During 2019, the Company received a funding award (the “2019 CFF Award”) from the Cystic Fibrosis Foundation (“CFF”) for up to $3.6 million and entered into an agreement relating to the award, which agreement was amended in December 2020 and March 2022. Payment of award amounts are subject to the achievement of certain milestones in connection with the Company’s global cystic fibrosis development program. The Company will be required to repay amounts received from the CFF (or specified multiples of such amounts) in certain circumstances, including as royalties on net sales, and, in the event of a disposition of the underlying asset (as defined in the agreement), in which case the Company would be obliged to use up to 5% of the amounts received from the disposition to repay up to three times the award amount. The funding provided to the Company is accounted for as an advance from a collaboration partner within the scope of ASC Topic 730, “Research and Development.” In March 2022, the Company entered into an agreement with the CFF to amend the 2019 CFF Award to provide for up to an additional $15.9 million to fund the ongoing global Phase 2 clinical development of ELX-02 in cystic fibrosis (the “2022 CFF Amendment”). The Company received $8.5 million during the year ended December 31, 2022, which were recorded as Advances from collaboration partners in the accompanying condensed consolidated financial statements. As of March 31, 2023 and December 31, 2022, the Company had received cumulative total payments of $11.9 million related to the 2019 CFF Award, which are recorded as Advances from collaboration partners in the accompanying consolidated financial statements. In September 2022, the CFF determined not to continue funding this program and the remaining $7.4 million of the award under the 2022 CFF Amendment will not be available to the Company under the current development program. Upon successful commercialization of ELX-02 or any derivative products thereof, the Company will pay the CFF royalties up to 6% of net sales based on the actual amount of funding from the CFF and potential sales milestones. In addition, the 2022 CFF Agreement includes an embedded derivative arising from a provision that upon the occurrence of a change of control or sale or license of funded assets (each a disposition event), the Company would be required to pay the CFF 10% of the consideration received for the disposition event up to three times the amount of funds received from the CFF under the 2022 CFF Agreement.

In May 2021, the Company received an additional award from the CFF (the “2021 CFF Award”) for up to $2.6 million to help identify optimized oral RMAs for further development in the treatment of cystic fibrosis patients with nonsense mutations. Payment of award amounts are subject to the achievement of certain milestones in connection with the Company’s oral RMA cystic fibrosis development program. The Company will be required to repay amounts received from the CFF (or specified multiples of such amounts) in certain circumstances, including as royalties on net sales (with royalties capped at eight times the award amount received, the "Royalty Cap"), and, in the event of a disposition of the underlying asset. The funding provided to the Company is accounted for as an advance from a collaboration partner within the scope of ASC Topic 730, “Research and Development.” As of March 31, 2023 and December 31, the Company had received cumulative total payments of $0.6 million under this award, which are recorded as Advances from collaboration partners in the accompanying consolidated financial statements. The 2021 CFF Award includes an embedded derivative arising from a provision that upon the occurrence of a change of control or sale or license of funded assets (each a disposition event) the Company would be required to pay the CFF 20% of the consideration received for the disposition event, and 10% for a sale or license event, up to eight times the amount of funds received from the CFF under the 2021 CFF Agreement.

The Company estimated the fair value of the embedded derivatives to be $58 thousand and $45 thousand as of March 31, 2023 and December 31, 2022, respectively, and has recognized these amounts on the consolidated balance sheets as derivative liabilities with the corresponding change in value of $13 thousand expense recognized as the change in fair value of derivative liabilities in other expense, net, in the consolidated statements of operations for the three months ended March 31, 2023.

8. Stockholders’ Deficit

ATM Program

On September 30, 2021, we entered into a Sales Agreement with SVB Leerink, LLC (“SVB Leerink”) pursuant to which the Company may offer and sell up to $50.0 million of shares of its common stock (the “ATM Shares”) from time to time, through an “at the market offering” program (the “ATM Program”), under which SVB Leerink will act as sales agent. Pursuant to the Sales Agreement, the Company will set the parameters for the sale of ATM Shares, including the number of ATM Shares to be issued, the time period during which sales are requested to be made, limitations on the number of ATM Shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Company is not obligated to make any sales of Shares under the ATM Program and has not sold any shares as of March 31, 2023.

9. Stock-Based Compensation

Summary of Stock Option Activity

Transactions related to stock options awarded to employees and directors during the three months ended March 31, 2023 were as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding at December 31, 2022	249,403	$105.87	8.12	$3
Granted	195,895	4.27
Forfeited	(15,638)	22.41
Options outstanding at March 31, 2023	429,660	$62.59	6.77	$10
Options exercisable at March 31, 2023	109,601	$171.38	7.26	$10

The aggregate intrinsic value represents the total intrinsic value (the difference between the fair value of the common stock as of March 31, 2023 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2023. This amount is impacted by changes in the fair value of the common stock.

Stock-Based Compensation

Stock-based compensation relates to non-employee directors and non-employees, time-based stock options and restricted stock units granted. Total stock-based compensation expense related to all of the Company’s stock-based awards was recognized as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$288	$360
General and administrative	309	562
Total stock-based compensation expense	$597	$922

10. Recurring Fair Value Measurements

The following tables summarizes the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

As of March 31, 2023	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds included in cash and cash equivalents	$4,512	$4,512	$—	$—
Liabilities
Embedded derivatives	$58	$—	$—	$58

As of December 31, 2022	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds included in cash and cash equivalents	$18,737	$18,737	$—	$—
Liabilities
Embedded derivatives	$45	$—	$—	$45

The Company is party to certain funding awards with the Cystic Fibrosis Foundation, which contain embedded derivatives (refer to Note 7). As of the balance sheet date, the Company has determined the fair value of these embedded derivatives using a Monte Carlo simulation of the occurrence of a disposition event. The Company has used observable input assumptions such as the amount of funding, the Royalty Cap, as well as unobservable assumptions such as the time to occurrence of 3 years, as well as the probability of occurrence of a disposition event. The table below provides a summary of the fair value of the embedded derivatives, a Level 3 fair value estimate (in thousands), for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,	Three Months Ended March 31,
	2023	2022
Fair value of embedded derivatives, beginning of period	$45	$-
Change in fair value of derivative liabilities	13	270
Fair value of embedded derivatives, end of period	$58	$270

11. Other Expense, Net

Other expense, net consisted of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Interest and other expense	$485	$404
Interest and other income	(168)	(14)
Loss on debt extinguishment	406	—
Foreign currency exchange losses	11	7
Change in fair value of derivative liabilities	13	270
Total other expense, net	$747	$667

12. Net Loss Per Share

The net loss and the weighted average number of shares used in computing basic and diluted net loss per share for the periods, are as follows (amounts in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(6,230)	$(11,620)
Denominator:
Weighted average number of shares of common stock used in computing net loss per share, basic and diluted	2,166,356	2,166,275
Net loss per share, basic and diluted	$(2.88)	$(5.36)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as their effect would be anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Options to purchase common stock	429,660	303,270
Restricted stock units	—	78
Warrants	1,021	8,097
Total potential common stock equivalents	430,681	311,445

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this Quarterly Report, as well as the audited consolidated financial statements and the related notes thereto, and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Annual Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Please see the sections “Special Note Regarding Forward-Looking Statements,” “Summary Risk Factors,” and Part II, Item 1A. “Risk Factors” herein.

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

On May 2, 2023, we announced that the FDA had cleared our IND application for ZKN-013 to initiate a single ascending dose (SAD) clinical trial in healthy volunteers for ZKN-013 for the potential treatment of recessive Dystrophic

Epidermolysis Bullosa (RDEB) with nonsense mutations. ZKN-013 is the first molecule developed with our TURBO-ZM™ platform that has advanced from hit to lead and is now poised to enter clinical development. Further SAD and multiple ascending dose (MAD) testing is expected to be conducted following the completion of the planned dose cohorts in the SAD study and discussion with the FDA. We believe the MAD testing could potentially include RDEB patients given the strong benefit/risk in patients cited by the FDA.

Results of Operations

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,		Change
	2023	2022	$	%
Operating expenses:
Research and development	$3,488	$7,899	$(4,411)	(56)%
General and administrative	1,995	3,054	(1,059)	(35)%
Total operating expenses	5,483	10,953	(5,470)	(50)%
Loss from operations	(5,483)	(10,953)	(5,470)	(50)%
Other expense, net	747	667	80	12%
Net loss	$(6,230)	$(11,620)	$(5,390)	(46)%

Research and development expense

Research and development expenses were $3.5 million for the three months ended March 31, 2023, compared to $7.9 million for the same period in 2022, a decrease of $4.4 million. The decrease was primarily related to a $2.5 million decrease in expenses related to subcontractors, advisors, and lab supplies in connection with preclinical research and development activities related to inhaled delivery of ELX-02 in CF, a decrease of $1.1 million in clinical trial expenses related to a decrease in CFF funded activities, a $0.6 million decrease in salaries and other personnel costs, and a decrease of $0.2 million in facility and overhead expenses.

General and administrative expenses

General and administrative expenses were $2.0 million for the three months ended March 31, 2023, compared to $3.1 million for the same period in 2022, a decrease of $1.1 million. The decrease was primarily related to a $0.4 million decrease in salaries and other personnel related costs, a $0.3 million decrease in expenses attributable to professional and consulting fees, a $0.3 million decrease in stock-based compensation expense, and a decrease of $0.1 million related to facility and overhead expenses.

Other expense, net

We recorded $0.7 million of expense in other expense, net, for the three months ended March 31, 2023, compared to $0.7 million for the same period in 2022. We recognized an increase of $0.1 million related to interest on the Hercules Term Loan (defined below) for the three month periods ended March 31, 2023 as compared to the prior year period due to an increase in the prime interest rate from 9.75% as of March 31, 2022 to 14.25% as of March 31, 2023. Also, due to increases in the prime rate we recognized an increase of $0.2 million of interest income during the three months ended March 31, 2023 as compared to the prior year period. During the three months ended March 31, 2023, we recognized a $0.4 million loss on the partial extinguishment of debt related to the early repayment of $7.5 million principal of $12.5 million total. We recognized a $0.01 million increase in the change in the fair value of derivative liabilities related to the CFF awards during the three months ended March 31, 2023 as compared to the prior year period of $0.2 million.

Liquidity and Capital Resources

We have incurred significant operating losses to date and have not generated revenue from sales of any products or services. Our net losses were $6.2 million and $11.6 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $280.6 million. To date, we have financed our operations primarily through equity capital investments, and to a lesser extent, from loans and grants. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it may be several years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. We expect to continue to incur significant expenses and operating losses for the foreseeable future due to, among other things, costs related to research, development of our product candidates, conducting preclinical studies and clinical trials, and our administrative organization. A successful transition to profitable operations is dependent upon achieving a level of revenue adequate to support our cost structure. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses may increase if, and as, we:

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

We may never achieve profitability, and unless and until we do, we will continue to need to raise additional cash to fund our operations. We believe that our cash and cash equivalents of $4.9 million at March 31, 2023, is not sufficient to maintain our current and planned operations for at least the next twelve months following the filing of this Quarterly Report on Form 10-Q.

We will need to raise additional capital to finance our operations, which cannot be assured. We have concluded that these conditions, in aggregate, raise substantial doubt about our ability to continue as a going concern through one year after the date the condensed consolidated financial statements included elsewhere in this Quarterly Report have been issued. Our independent registered public accounting firm, in its report on our consolidated financial statements for the year ended December 31, 2022, has also expressed substantial doubt about our ability to continue as a going concern. The financial statements included elsewhere in this Quarterly Report have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. See Note 1—Nature of the Business - Liquidity and Going Concern to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and Part II, Item 1A. Risk Factors – Our recurring losses from operations raise substantial doubt regarding our ability to continue as a going concern.

If we fail to satisfy the continued listing requirements of The Nasdaq Capital Market, such as the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock. On April 11, 2023, we received a determination letter from Nasdaq Listing Qualifications stating that the Company has not regained compliance with Listing Rule 5550(b)(2), requiring the Company to maintain a MVLS of a minimum of at least $35 million, during the 180-day grace period previously granted to the Company. As a result of not regaining compliance with the MVLS requirement during the 180-day period, the Company’s common stock was subject to delisting from the Nasdaq Capital Market, unless the Company timely requested a hearing to appeal the Staff’s determination. On April 18, 2023, the Company requested a hearing before the Nasdaq Hearings Panel (the “Panel”) to appeal the delisting determination. This hearing will take place on May 18, 2023. There can be no assurance that our appeal will be successful and that the Panel will grant our request for continued listing on The Nasdaq Capital Market.

The potential delisting of our common stock from Nasdaq may make it more difficult for us to raise capital on favorable terms in the future. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. Further, if we were to be delisted from Nasdaq, our common stock would cease to be recognized as covered securities and we would be subject to regulation in each state in which we offer our securities. Moreover, there is no assurance that any actions that we take to restore our compliance with the Minimum Market Value Requirement required for continued listing or prevent future non-compliance with Nasdaq’s listing requirements. There is also no assurance that we will maintain compliance with the other listing requirements of The Nasdaq Capital Market.

In addition, we entered into a Loan and Security Agreement with Hercules for an aggregate principal amount of up to $30.0 million of which $12.5 million had been funded as of December 31, 2022. Of the remaining tranches, $7.5 million was only available through August 15, 2022, and is no longer available to us, and $10.0 million may be available subject to approval by the Hercules’ investment committee in its sole discretion up to April 1, 2023, and, provided that if the Company receives net cash proceeds of equity investment of at least $35.0 million prior to June 30, 2023, such date shall be extended to October 1, 2023. The term loan contains customary affirmative and negative covenants, which among others requires us to maintain at all times a minimum qualified cash balance equaling amounts ranging from $6.3 million to $10.0 million ($10.0 million effective as of August 15, 2022 and as of December 31, 2022 through March 6, 2023) plus qualified accounts payable. On March 7, 2023, we amended the terms of the Loan and Security Agreement, whereby we repaid $7.5 million of the outstanding principal and the minimum qualified cash balance requirement was reduced to $2.25 million as of March 7, 2023. We will be required to make principal payments on the remaining $5.0 million outstanding principal balance of the Term Loan Advances commencing on September 1, 2023, plus interest, with a final maturity date of April 1, 2025.

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

Principal Financing Activities

On September 30, 2021, we entered into a loan and security agreement (the “Hercules Term Loan Agreement”)
with Hercules Capital, Inc. (“Hercules” or the “Lender”), Hercules agreed to extend term loans (the “Hercules Term Loan”) to the Company in an aggregate principal amount of up to $30.0 million, comprised of three tranches, of which $12.5 million had been funded as of September 30, 2022. Of the remaining tranches, $7.5 million was only available through August 15, 2022, and is no longer available to the Company, and $10.0 million may be available until April 1, 2023 subject to approval by the Hercules investment committee in its sole discretion, and, provided that if the Company receives net cash proceeds of equity investment of at least $35.0 million prior to June 30, 2023, such date shall be extended to October 1, 2023.

We are required to pay interest only on the outstanding principal on a monthly basis until September 1, 2023, per the March 2023 amendment. Any amounts outstanding under the term loan advances, if not repaid sooner, are due and payable on April 1, 2025. On any date that we partially repay the outstanding obligations, the Company shall pay the Lenders a charge equal to 6.55% of the original principal amount.

The Hercules Term Loan Agreement contains customary affirmative and negative covenants, which among others requires us to maintain at all times a minimum qualified cash balance of $2.25 million (as amended on March 7, 2023) plus qualified accounts payable. As of March 31, 2023 we were in compliance with all debt covenants, however, the inherent uncertainties described above may impact our ability to remain in compliance with these covenants over the next twelve months. If we breach our financial covenants and fail to secure a waiver or forbearance from the third-party lender, such breach or failure could accelerate the repayment of the outstanding borrowings under the Hercules Term Loan or the exercise of other rights or remedies the third-party lender may have under applicable law. No assurance can be provided that a waiver or forbearance will be granted or that the outstanding borrowings under the Hercules Term Loan, will be successfully refinanced on terms that are acceptable to the Company.

In March 2022, we entered into an agreement with the CFF, amending our prior funding award with CFF, for an award of up to $15.9 million to fund the ongoing global Phase 2 clinical development of ELX-02 in CF. We received an upfront payment of $7.0 million in March 2022 and an additional milestone payment of $1.5 million in September 2022. In September 2022, the CFF determined not to continue funding the program and the remaining $7.4 million of the award will not be available to the Company under the current agreement. Upon the successful commercialization of ELX-02 delivered subcutaneously for the treatment of CF, we will pay the CFF sales milestones and royalties based on future sales tiered on the actual level of funding from the CFF. As of March 31, 2023, we were eligible to receive up to $2.1 million in funding from CFF related to the 2021 Award. Additional information regarding funding from CFF is included under Note 7 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

On September 30, 2021, we entered into a Sales Agreement with SVB Leerink, LLC (“SVB Leerink”) pursuant to which the Company may offer and sell up to $50.0 million of shares of its common stock (the “ATM Shares”) from time to time, through an “at the market offering” program (the “ATM Program”), under which SVB Leerink will act as sales agent. Pursuant to the Sales Agreement, the Company will set the parameters for the sale of ATM Shares, including the number of ATM Shares to be issued, the time period during which sales are requested to be made, limitations on the number of ATM Shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Company is not obligated to make any sales of Shares under the ATM Program. The Company has not sold any shares under the ATM Program as of March 31, 2023.

Management intends to fund future operations through private or public debt or equity financing transactions and may seek additional capital through arrangements with strategic partners or from other sources. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans. If we are unable to obtain adequate financing, we will evaluate alternatives which may include reducing or deferring operating expenses, including by downsizing our workforce and curtailing certain development programs, which could have a material adverse effect on our operations and future prospects.

We have deposit and investments at financial institutions in amounts that exceed insured limits. Market conditions can impact the viability of the institutions where we maintain our cash and cash equivalents, and any inability to access or delay in accessing these funds could adversely affect our business and financial position. There has been no significant impact to the Company to date.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(6,814)	$(9,491)
Net cash provided by (used in) investing activities	11	(11)
Net cash (used in) provided by financing activities	(7,500)	7,000

Our operating activities used cash of $6.8 million and $9.5 million during the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023, net cash used in operating activities resulted primarily from our net loss of $6.2 million partially offset by changes in working capital of $1.9 million and total non-cash charges of $1.3 million. Non-cash charges during the three months ended March 31, 2023 primarily related to $0.6 million of stock-based compensation, $0.2 million of amortization of right-of-use assets, $0.1 million of debt discount amortization, and a recognized loss on debt extinguishment of $0.4 million. For the three months ended March 31, 2022, net cash used in operating activities resulted primarily from our net loss of $11.6 million and changes in working capital of $0.6 million, partially offset by total non-cash charges of $1.5 million. Non-cash charges primarily related to $0.9 million of stock-based compensation, $0.2 million of amortization of lease assets, $0.3 million of derivative liabilities, and $0.1 million of debt discount amortization.

Our investing activities for the three months ended March 31, 2023 and 2022 were immaterial.

Our financing activities used $7.5 million during the three months ended March 31, 2023 and provided $7.0 million during the three months ended March 31, 2022. For the three months ended March 31, 2023, net cash used in financing activities consisted of $7.5 million for the repayment of principal for the Hercules Term Loan as part of the amendment of the agreement. For the three months ended March 31, 2022, net cash provided by financing activities consisted of $7.0 million in advances received from the CFF.

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

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our interim unaudited condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our 2022 Annual Report.

There have been no material changes to our critical accounting policies through March 31, 2023 from those discussed in our 2022 Annual Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Omitted as we are a “smaller reporting company,” as defined in Item 10(f)(1) of SEC Regulation S-K.

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

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Position and Need for Additional Capital

Our recurring losses from operations raise substantial doubt regarding our ability to continue as a going concern.

For the three months ended March 31, 2023, our net losses were $6.2 million and as of March 31, 2023, we had an accumulated deficit of $280.6 million. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of our product candidates, conducting preclinical studies and clinical trials, and our administrative organization. We will require substantial additional financing to fund our operations and to continue to execute our strategy, and we will pursue a range of options to secure additional capital. We believe that our cash and cash equivalents at March 31, 2023 are not sufficient to fund our current and planned operations for at least the next twelve months. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date of the issuance of the consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

We have a history of net losses and negative cash flows from operating activities since inception and, as of March 31, 2023, had an accumulated deficit of $280.6 million. We have financed our operations primarily through equity securities, and to a lesser extent from loans and grants. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it will be several years, if ever, before we receive regulatory approval for commercialization of a product candidate. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

The Hercules Term Loan Agreement contains customary affirmative and negative covenants which, among other things, required the Company to maintain at all times a minimum qualified cash balance equaling $2.25 million effective as of March 7, 2023 and limits our ability to (i) incur additional indebtedness, (ii) pay dividends or make certain distributions, (iii) dispose of our assets, grant liens or encumber our assets or (iv) fundamentally alter the nature of our business. These covenants are subject to a number of exceptions and qualifications. If we breach these financial covenants and fail to secure a waiver or forbearance from the third-party lender, such breach or failure could accelerate the repayment of the outstanding borrowings under the Hercules Term Loan or the exercise of other rights or remedies the third-party lender may have under applicable law. No assurance can be provided a waiver or forbearance will be granted or the outstanding borrowings under the Hercules Term Loan, will be successfully refinanced on terms that are acceptable to the Company.

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

Further, certain states have also adopted privacy and security laws and regulations, which govern the privacy, processing and protection of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act of 2018 (“CCPA”) went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Privacy Rights Act (“CPRA”) recently passed in California. The CPRA significantly amends the CCPA and will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia, Utah, Connecticut, Iowa, and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

The success of our business is dependent in large part on our continued ability to attract and retain our senior management, and other highly qualified personnel in our scientific, clinical, manufacturing and commercial organizations. Intense competition exists in the biopharmaceutical industry for these types of personnel. Our business is specialized and global and we must attract and retain highly qualified individuals across many geographies. We may not be able to continue to attract and retain the highly qualified personnel necessary for developing, manufacturing and commercializing our product candidates. If we are unsuccessful in our recruitment and retention efforts, or if our recruitment efforts take longer than anticipated, our business may be harmed. We may face difficulty in attracting and retaining key talent for a number of reasons, including management changes, the underperformance or discontinuation of one or more late-stage programs, recruitment by competitors or delays in the recruiting and hiring process. We cannot ensure that we will be able to hire or retain the personnel necessary for our operations or that the loss of any such personnel will not have a material impact on our financial condition and results of operations.

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

For example, on October 11, 2022, we received a letter from Nasdaq Listing Qualifications notifying us that for the last 30 consecutive business days, the Company’s Minimum Value of Listed Securities, as defined by Nasdaq (“MVLS”), has been below the minimum $35 million requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5500(b)(2) (the “Minimum Market Value Requirement”). Under Nasdaq Listing Rule 5810(c)(3)(C), the Company was given 180 calendar days, or until April 10, 2023, to regain compliance with the Minimum Market Value Requirement.

On April 11, 2023, we received a determination letter from Nasdaq Listing Qualifications stating that the Company has not regained compliance with Listing Rule 5550(b)(2), requiring the Company to maintain a MVLS of a minimum of $35 million, during the 180-day grace period previously granted to the Company. As a result of not regaining compliance with the MVLS requirement during the 180-day period, the Company’s common stock is subject to delisting from the Nasdaq Capital Market. Pursuant to the Letter, unless the Company timely requests a hearing to appeal the Staff’s determination, trading of the Company’s Common Stock will be suspended at the opening of business on April 20, 2023, and a Form 25-NSE will be filed with the Securities and Exchange Commission, which will remove the Company’s Common Stock from listing and registration on Nasdaq. On April 18, 2023, the Company requested a hearing before the Nasdaq Hearings Panel (the “Panel”) to appeal the delisting determination and this hearing is scheduled for May 18, 2023. There can be no assurance that our appeal will be successful and that the Panel will grant our request for continued listing on The Nasdaq Capital Market.

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
Date: May 12, 2023

	by:	/s/ Daniel E. Geffken
Daniel E. Geffken
Interim Chief Financial Officer
(Principal Financial Officer)