Form 10-Q
period 2023-06-30
Eloxx Pharmaceuticals, Inc.
filed 2023-08-11
CIK 1035354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 9, 2023, the registrant had 2,752,774 shares of common stock, $0.01 par value per share, outstanding.

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

This Quarterly Report on Form 10-Q, and information incorporated herein, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of present and historical facts contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding our ability to obtain the capital necessary to fund our operations, including under the ATM Program (defined herein), and continue as a going concern; our strategy, future results of operations and financial position; future revenues, projected costs, prospects, plans and objectives of management; the timing and expectations surrounding regulatory communications; our relationship with third-parties; and the potential, safety, efficacy, and regulatory and clinical progress of our product candidates, prospective products, product approvals, as well as research and development costs, are forward-looking statements. Without limiting the foregoing, in some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “will,” “would,” “should,” “expect,” “exploring,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “seeks,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. No forward-looking statement is a guarantee of future results, performance, or achievements, and one should avoid placing undue reliance on such statements.

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

•
We will need substantial additional funding by October 2023. If we are unable to raise capital when needed, we would be forced to delay, reduce, or eliminate our product development programs or commercialization efforts.
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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Information

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$4,331	$19,207
Restricted cash	210	261
Prepaid expenses and other current assets	841	661
Total current assets	5,382	20,129
Property and equipment, net	130	169
Operating lease right-of-use asset	481	825
Total assets	$5,993	$21,123

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,121	$3,020
Accrued expenses	2,752	2,799
Current portion of long-term debt	2,276	3,980
Advances from collaboration partners	12,535	12,535
Current portion of operating lease liability	492	712
Derivative liabilities	75	45
Total current liabilities	21,251	23,091
Long-term debt, net of current portion	3,334	8,557
Operating lease liability	4	135
Total liabilities	24,589	31,783
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued or outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value per share, 500,000,000 shares authorized, 2,492,666 and 2,166,356 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	25	22
Additional paid-in capital	266,379	263,706
Stock subscription receivable	(41)	-
Accumulated deficit	(284,959)	(274,388)
Total stockholders’ deficit	(18,596)	(10,660)
Total liabilities and stockholders’ deficit	$5,993	$21,123

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$2,338	$7,651	$5,826	$15,550
General and administrative	1,802	2,645	3,797	5,699
Total operating expenses	4,140	10,296	9,623	21,249
Loss from operations	(4,140)	(10,296)	(9,623)	(21,249)
Other expense, net	201	322	948	989
Net loss	$(4,341)	$(10,618)	$(10,571)	$(22,238)

Net loss per share, basic and diluted	$(1.96)	$(4.90)	$(4.83)	$(10.27)
Weighted average number of shares of common stock used in computing net loss per share, basic and diluted	2,212,364	2,166,352	2,189,487	2,166,314

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(10,571)	$(22,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,207	1,666
Depreciation	27	44
Amortization of operating lease right-of-use asset	344	284
Amortization of debt discount	167	258
Change in fair value of derivative liabilities	30	166
Loss on extinguishment of debt	406	—
Gain on disposal of property and equipment	(13)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(180)	(368)
Accounts payable	101	555
Accrued expenses	(47)	674
Operating lease liabilities	(351)	(279)
Net cash used in operating activities	(8,880)	(19,238)
Cash flows from investing activities:
Proceeds from sale of property and equipment	25	—
Purchases of property and equipment	—	(18)
Net cash provided by (used in) investing activities	25	(18)
Cash flows from financing activities:
Proceeds from sale of common stock through ATM program, net of issuance costs	1,428	—
Repayment of term loan principal	(7,500)	—
Proceeds from advances from collaboration partners	—	7,000
Net cash (used in) provided by financing activities	(6,072)	7,000
Decrease in cash, cash equivalents and restricted cash	(14,927)	(12,256)
Cash, cash equivalents and restricted cash at the beginning of the period	19,468	42,567
Cash, cash equivalents and restricted cash at the end of the period	$4,541	$30,311

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets:
Cash and cash equivalents	$4,331	$30,048
Restricted cash	210	263
Total cash, cash equivalents and restricted cash	$4,541	$30,311

Supplemental disclosure of cash flow activities:
Cash paid for interest	$632	$620

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands, except share data)

	Common stock				Treasury stock
	Shares	Amount	Additional paid-in capital	Stock subscription receivable	Shares	Amount	Accumulated deficit	Total stockholders' deficit
Balance at December 31, 2022	2,166,356	$22	$263,706	$—	—	$—	$(274,388)	$(10,660)
Stock-based compensation expense	—	—	597	—	—	—	—	597
Net loss	—	—	—	—	—	—	(6,230)	(6,230)
Balance at March 31, 2023	2,166,356	$22	$264,303	$—	—	$—	$(280,618)	$(16,293)
Sale of common stock through ATM, net of issuance costs of $228	326,310	3	1,466	(41)	—	—	—	1,428
Stock-based compensation expense	—	—	610	—	—	—	—	610
Net loss	—	—	—	—	—	—	(4,341)	(4,341)
Balance at June 30, 2023	2,492,666	$25	$266,379	$(41)	—	$—	$(284,959)	$(18,596)

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands, except share data)

	Common stock				Treasury stock
	Shares	Amount	Additional paid-in capital	Stock subscription receivable	Shares	Amount	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2021	2,166,248	$22	$262,875	$—	(10,535)	$(2,190)	$(238,323)	$22,384
Vesting of restricted stock units	78	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	922	—	—	—	—	922
Net loss	—	—	—	—	—	—	(11,620)	(11,620)
Balance at March 31, 2022	2,166,326	$22	$263,797	$—	(10,535)	$(2,190)	$(249,943)	$11,686
Vesting of restricted stock units	78	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	744	—	—	—	—	744
Net loss	—	—	—	—	—	—	(10,618)	(10,618)
Balance at June 30, 2022	2,166,404	$22	$264,541	$—	(10,535)	$(2,190)	$(260,561)	$1,812

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business

Eloxx Pharmaceuticals, Inc., together with its subsidiaries (collectively “Eloxx” or the “Company”), is a clinical-stage biopharmaceutical company engaged in the science of ribosomal modulation. The Company is developing novel small molecule drug candidates from its library of unique Ribosome Modulating Agents (“RMAs”) and Eukaryotic Ribosomal Selective Glycosides (“ERSGs”) for the treatment of a subset of rare and ultra-rare diseases and cancers characterized by genetic mutations that cause defects in protein translation. Specifically, the Company is targeting restoration of functional proteins in patients with premature stop codon mutations and ribosomal mutations. Premature stop codons are point mutations that disrupt the stability of the impacted messenger RNA (mRNA) and the protein synthesis from that mRNA. Additionally, certain mutations of the ribosome disrupt normal protein translation and are drivers of a subset of cancers. On April 1, 2021, the Company acquired Zikani Therapeutics, Inc. (“Zikani”), a preclinical stage biopharmaceutical company engaged in the science of ribosome modulation, leveraging its innovative TURBO-ZMTM chemistry technology platform to develop novel ribosome modulating agents (“RMAs”). The TURBO-ZMTM platform is designed to enable rapid synthesis of novel macrolides that can be optimized to modulate the human, bacterial or viral ribosomes to treat rare diseases and cancers with certain ribonucleic acid (“RNA”) and ribosomal mutations.

The Company is headquartered in Watertown, Massachusetts, with additional operations in Israel and Australia.

Liquidity and Going Concern

The Company has a history of net losses and negative cash flows from operating activities since inception and, as of June 30, 2023, had an accumulated deficit of $285.0 million. The Company expects to continue to incur net losses and negative cash flows from its operations for the foreseeable future. The Company has not generated revenue from the sale of any product or service and does not expect to generate significant revenue unless it obtains marketing approval for and commercializes one or more of its product candidates currently in development. Successful transition to profitable operations is dependent upon achieving a level of revenue adequate to support the Company’s cost structure.

The Company has financed its operations primarily from the sale of equity securities and to a lesser extent, loans and grants. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital to fund its operations. In addition, as disclosed in Note 6, in September 2021, the Company entered into the Hercules Term Loan (as defined below) for an aggregate principal amount of up to $30.0 million of which $12.5 million had been funded as of December 31, 2022 and effective March 7, 2023, the Company and Hercules agreed to amend the terms of the agreement, and the Company repaid $7.5 million of principal. The Hercules Term Loan Agreement contains customary affirmative and negative covenants, which among others further described in Note 6, require the Company to maintain at all times a minimum qualified cash balance net of qualified accounts payable (as defined in the Hercules Term Loan Agreement). The minimum qualified cash balance debt covenant was decreased from $10.0 million to $2.25 million as of March 7, 2023.

As of June 30, 2023, the Company was in compliance with all debt covenants. However, the inherent uncertainties described above may impact the Company’s ability to remain in compliance with these covenants over the next 12 months. If the Company breaches its financial covenants and fails to secure a waiver or forbearance from the third-party lender, such breach or failure could accelerate the repayment of the outstanding borrowings under the Hercules Term Loan Agreement or the exercise of other rights or remedies the third-party lender may have under applicable law. No assurance can be provided a waiver or forbearance will be granted or the outstanding borrowings under the Hercules Term Loan Agreement, will be successfully refinanced on terms that are acceptable to the Company.

The Company believes that its cash and cash equivalents of $4.3 million at June 30, 2023, combined with additional cash received subsequent to quarter end of $1.7 million gross proceeds through the Company's ATM Program (as defined below) and $0.2 million from a milestone payment received from the Cystic Fibrosis Foundation, will not be sufficient to maintain its current and planned operations for at least the next 12 months following the filing of this Quarterly Report on Form 10-Q. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, based on the Company’s current working capital, anticipated operating expenses and net losses and the uncertainties surrounding its ability to raise additional capital as needed, as discussed below, the Company believes that these conditions, in aggregate, raise substantial doubt about its ability to continue as a going concern for one year after the date these condensed consolidated financial statements are issued.

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

Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted, as permitted by such rules and regulations. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the interim periods ended June 30, 2023 and 2022.

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

The Company records stock issuances at the effective date. If the subscription is not funded upon issuance, the Company records a stock subscription receivable as an asset on the balance sheet. When stock subscription receivables are not received prior to the issuance of financial statements at a reporting date in satisfaction of the requirements under Accounting Standard Codification (“ASC”) 505-10-45-2, the stock subscription receivable is reclassified as a contra account to stockholder’s deficit on the balance sheet.

Reverse Stock Split

On December 1, 2022, the Company effected a 1-for-40 reverse stock split of its common stock (the “Reverse Stock Split”). As further described below, at a special meeting of stockholders held on November 30, 2022 (the “Special Meeting”), the stockholders of the Company approved a proposal to authorize the Company’s Board of Directors, in its discretion following the Special Meeting to amend the Company’s Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), to effect a reverse stock split of all of the outstanding shares of the Company’s common stock, par value $0.01 per share, at a ratio ranging from any whole number between 1-for-2 and 1-for-40, as determined by the Company’s Board of Directors in its discretion. On November 30, 2022, following the Special Meeting, the Company’s Board of Directors approved the Reverse Stock Split at a ratio of 1-for-40. On December 1, 2022, the Company filed with the Secretary of State of the State of Delaware a certificate of amendment to amend the Company’s Certificate of Incorporation to effect the Reverse Stock Split. The Reverse Stock Split became effective at 5:00 p.m., Eastern Time, on December 1, 2022.

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

Recent Accounting Pronouncements

Although the FASB has issued several ASUs for which adoption dates are pending, the Company does not expect any to have any material impact on its consolidated financial statements.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Research and development	$276	$366
Insurance	458	93
Other	107	202
Total	$841	$661

4. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Research and development expenses	$2,079	$1,544
Payroll and other employee-related expenses	139	750
Professional services	234	225
Interest on debt	63	146
Other	237	134
Total	$2,752	$2,799

5. Debt

Hercules Term Loan

On September 30, 2021, the Company entered into a Loan and Security Agreement, dated as of September 30, 2021 (the “Hercules Loan Agreement”) with Hercules Capital, Inc. (“Hercules” or the “Lender”).

The Hercules Term Loan Agreement provided for term loans in an aggregate principal amount of up to $30.0 million, comprised of (i) a tranche 1 advance of $12.5 million (the “Tranche 1 Advance”), (ii) a tranche 2 advance of $7.5 million (the “Tranche 2 Advance”) and (iii) a tranche 3 advance of $10.0 million (the “Tranche 3 Advance”) (collectively, the “Term Loan Advances”). The Tranche 1 Advance under the Hercules Term Loan Agreement was funded on September 30, 2021. The Tranche 2 Advance was to be available at the Company’s election until August 15, 2022, subject to the Company's achievement of certain milestone events relating to data from the clinical trials. The Company did not meet the requirements for the Tranche 2 Advance and such funding will, therefore, not be available to the Company. The Tranche 3 Advance was available subject to approval by the Lenders’ investment committee in its sole discretion up to April 1, 2023, and is also no longer available to the Company.

As security for its obligations, the Company granted Hercules a continuing security interest in substantially all of the assets of the Company, subject to certain customary exceptions, including for intellectual property.

Any outstanding principal on the Term Loan Advances will accrue interest at a floating rate equal to the greater of (i) 9.50% per annum and (ii) the sum of 6.25% plus the prime rate, as published in The Wall Street Journal. As of June 30, 2023 and December 31, 2022, the interest rate was 14.5% and 13.75%, respectively.

On March 7, 2023, the Company entered into an amendment (the "Hercules Amendment") to repay $7.5 million of the outstanding principal of the Hercules Term Loan, extend the interest only period until September 1, 2023, canceled the prepayment penalty for the March principal repayment and any future early principal repayments, and reduced the qualified cash balance from $10.0 million to $2.25 million effective as of March 7, 2023. In accordance with the Hercules Loan Amendment, the Company will be required to make principal payments on the outstanding balance of the Term Loan Advances beginning on September 1, 2023, in 20 equal monthly installments, plus interest. Any amounts outstanding under the Term Loan Advances, if not repaid sooner, are due and payable on April 1, 2025 (the “Maturity Date”). On any date that the Company partially repays the outstanding obligations, the Company shall pay the Lenders a charge equal to 6.55% of the original principal amount. The Hercules Amendment removed this prepayment premium for both the March 7, 2023 principal repayment and for any future early prepayments of principal. The Hercules Amendment was accounted for as debt modification under ASC 470-50, Debt: Modifications and Extinguishments, with a partial debt extinguishment. The Company recognized a loss on debt extinguishment of $0.4 million related to the remaining unamortized debt discount as of the effective date of the Hercules Amendment during the six months ended June 30, 2023.

The Hercules Loan Agreement contains customary affirmative and negative covenants which, among other things, requires the Company to maintain at all times a minimum qualified cash balance plus qualified accounts payable (defined as invoices that have not been paid within 180 days from the invoice date) and limits the Company’s ability to (i) incur additional indebtedness, (ii) pay dividends or make certain distributions, (iii) dispose of its assets, grant liens or encumber its assets or (iv) fundamentally alter the nature of its business. These covenants are subject to a number of exceptions and qualifications. The Company was in compliance with all debt covenants at June 30, 2023.

The Hercules Loan Agreement also contains customary events of default, including the Company’s failure to make any principal or interest payments when due, the occurrence of certain bankruptcy or insolvency events or a breach of the covenants. Upon the occurrence of an event of default, Hercules may, among other things, accelerate the Company’s obligations under the Hercules Loan Agreement.

As of June 30, 2023, the carrying value of the outstanding loan consists of $5.0 million in principal less an unamortized debt discount of $0.2 million. The debt issuance costs and the final maturity payment of $0.8 million, have been recorded as a debt discount, which are being accreted to interest expense through the maturity date of the loan. Interest expense relating to the loan for the three months ended June 30, 2023 and 2022 was $0.2 million and $0.5 million, respectively, and for the six months ended June 30, 2023 and 2022 was $0.7 million and $0.9 million, respectively. Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of the debt discount. As of June 30, 2023, the effective interest rate was 19.2%.

The Company’s scheduled future principal payments for the long-term debt are as follows (in thousands):

At June 30,
2023
Principal payments
2023	$906
2024	2,988
2025	1,106
Total future principal payments	5,000
Less unamortized discount	(209)
Carrying value of long-term debt	4,791
Less current portion of long-term debt	(2,276)
Final fee due at maturity in 2025	819
Long-term portion	$3,334

6. Advances From Collaboration Partners, Legal and Other Contingencies

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. The Company is currently unaware of any material pending legal proceedings to which it is a party or of which its property is the subject. The Company accounts for its contingent liabilities in accordance with ASC Topic 450, “Contingencies”.

Cystic Fibrosis Foundation

During 2019, the Company received a funding award (the “2019 CFF Award”) from the Cystic Fibrosis Foundation (“CFF”) for up to $3.6 million and entered into an agreement relating to the award, which agreement was amended in December 2020 and March 2022. Payment of award amounts are subject to the achievement of certain milestones in connection with the Company’s global cystic fibrosis development program. The Company will be required to repay amounts received from the CFF (or specified multiples of such amounts) in certain circumstances, including as royalties on net sales, and, in the event of a disposition of the underlying asset (as defined in the agreement), in which case the Company would be obliged to use up to 5% of the amounts received from the disposition to repay up to three times the award amount. The funding provided to the Company is accounted for as an advance from a collaboration partner within the scope of ASC Topic 730, “Research and Development.” In March 2022, the Company entered into an agreement with the CFF to amend the 2019 CFF Award to provide for up to an additional $15.9 million to fund the ongoing global Phase 2 clinical development of ELX-02 in cystic fibrosis (the “2022 CFF Amendment”). The Company received $8.5 million during the year ended December 31, 2022, which were recorded as Advances from collaboration partners in the accompanying condensed consolidated financial statements. As of June 30, 2023 and December 31, 2022, the Company had received cumulative total payments of $11.9 million related to the 2019 CFF Award, which are recorded as Advances from collaboration partners in the accompanying consolidated financial statements. In September 2022, the CFF determined not to continue funding this program. In July 2023, the Company received a final closeout milestone payment of $0.2 million and the remaining $7.2 million of the award under the 2022 CFF Amendment will not be available to the Company under the current development program. Upon successful commercialization of ELX-02 or any derivative products thereof, the Company will pay the CFF royalties up to 6% of net sales based on the actual amount of funding from the CFF and potential sales milestones. In addition, the 2022 CFF Agreement includes an embedded derivative arising from a provision that upon the occurrence of a change of control or sale or license of funded assets (each a disposition event), the Company would be required to pay the CFF 10% of the consideration received for the disposition event up to three times the amount of funds received from the CFF under the 2022 CFF Agreement.

In May 2021, the Company received an additional award from the CFF (the “2021 CFF Award”) for up to $2.6 million to help identify optimized oral RMAs for further development in the treatment of cystic fibrosis patients with nonsense mutations. Payment of award amounts are subject to the achievement of certain milestones in connection with the Company’s oral RMA cystic fibrosis development program. The Company will be required to repay amounts received from the CFF (or specified multiples of such amounts) in certain circumstances, including as royalties on net sales (with royalties capped at eight times the award amount received, the "Royalty Cap"), and, in the event of a disposition of the underlying asset. The funding provided to the Company is accounted for as an advance from a collaboration partner within the scope of ASC Topic 730, “Research and Development.” As of June 30, 2023 and December 31, 2022, the Company had received cumulative total payments of $0.6 million under this award, which are recorded as Advances from collaboration partners in the accompanying consolidated financial statements. The 2021 CFF Award includes an embedded derivative arising from a provision that upon the occurrence of a change of control or sale or license of funded assets (each a disposition event) the Company would be required to pay the CFF 20% of the consideration received for the disposition event, and 10% for a sale or license event, up to eight times the amount of funds received from the CFF under the 2021 CFF Agreement.

The Company estimated the fair value of the embedded derivatives to be $75 thousand and $45 thousand as of June 30, 2023 and December 31, 2022, respectively, and has recognized these amounts on the consolidated balance sheets as derivative liabilities with the corresponding change in value of $17 thousand and $30 thousand expense recognized as the change in fair value of derivative liabilities in other expense, net, in the consolidated statements of operations for the three and six months ended June 30, 2023, respectively.

7. Stockholders’ Equity

ATM Program

On May 24, 2023, the Company entered into a Sales Agreement (the “Oppenheimer Sales Agreement”) with Oppenheimer & Co. Inc. (“Oppenheimer”) pursuant to which the Company may, subject to the offering limits of General Instruction I.B.6 to Form S-3 (as applicable), offer and sell shares of its common stock (the “ATM Shares”), having aggregate gross sales proceeds of up to $50.0 million, from time to time, through an “at the market offering” program (the ""ATM Program") under which Oppenheimer will act as sales agent. The shares of Common Stock that may be sold pursuant to the Oppenheimer Sales Agreement will be issued pursuant to the Company’s shelf registration statement on Form S-3. As of May 24, 2023, the date of the Company’s prospectus supplement relating to the sale of common stock under the ATM Program, the Company may only offer and sell shares of its Common Stock having an aggregate offering price of up to $6.5 million pursuant to the Oppenheimer Sales Agreement, of which $3.4 million has been sold as of the date of this Quarterly Report on Form 10-Q.

The Company has agreed to pay Oppenheimer a commission up to 3.0% of the gross sales proceeds of any shares of Common Stock sold through Oppenheimer under the Oppenheimer Sales Agreement, and also has provided Oppenheimer with customary indemnification and contribution rights. The Oppenheimer Sales Agreement may be terminated at any time by either party upon prior written notice to the other party.

The Company is not obligated to make any sales of Shares under the Oppenheimer Sales Agreement. The offering of Shares pursuant to the Oppenheimer Sales Agreement will terminate upon the earlier of (i) the sale of all Common Stock subject to the Oppenheimer Sales Agreement or (ii) termination of the Oppenheimer Sales Agreement in accordance with its terms. During the three and six months ended June 30, 2023, the Company has sold 326,310 shares of common stock through the ATM Program, for gross proceeds of $1.7 million, or a weighted average share price of $5.20 per share. The Company recognized issuance costs of $0.2 million related to the ATM Program, which were accounted for as a reduction of proceeds. Subsequent to June 30, 2023, the Company sold an additional 260,108 shares for additional gross proceeds of $1.7 million. As of June 30, 2023, the Company had stock subscription receivable on the balance sheet (a contra equity account) of $41 thousand related to cash receivable at June 30, 2023 for shares sold under the ATM that had not yet settled.

On September 30, 2021, the Company entered into a Sales Agreement with SVB Leerink, LLC (“SVB Leerink”) pursuant to which the Company may, subject to the offering limits of General Instruction I.B.6 to Form S-3, offer and sell up to $50.0 million of shares of its common stock from time to time, through an ATM Program, under which SVB Leerink would act as sales agent. The Company was not obligated to, and has not, made any sales of Shares under the SVB Leerink ATM Program and has not sold any shares. On May 24, 2023, the SVB Leerink Sales Agreement was terminated with no future obligations.

8. Stock-based Compensation

Summary of Stock Option Activity

Transactions related to stock options awarded to employees and directors during the six months ended June 30, 2023 were as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding at December 31, 2022	249,403	$105.87	8.12	$3
Granted	195,895	4.27
Forfeited	(20,276)	26.47
Options outstanding at June 30, 2023	425,022	$62.83	8.52	$9
Options exercisable at June 30, 2023	121,432	$160.15	7.22	$9

The aggregate intrinsic value represents the total intrinsic value (the difference between the fair value of the common stock as of June 30, 2023 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2023. This amount is impacted by changes in the fair value of the common stock.

Stock-based Compensation

Stock-based compensation relates to employees, non-employee directors and non-employee consultants, time-based stock options and restricted stock units granted. Total stock-based compensation expense related to all of the Company’s stock-based awards was recognized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$287	$325	$575	$685
General and administrative	323	419	632	981
Total stock-based compensation expense	$610	$744	$1,207	$1,666

9. Recurring Fair Value Measurements

The following tables summarizes the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

As of June 30, 2023	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds included in cash and cash equivalents	$2,443	$2,443	$—	$—
Liabilities
Embedded derivatives	$75	$—	$—	$75

As of December 31, 2022	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds included in cash and cash equivalents	$18,737	$18,737	$—	$—
Liabilities
Embedded derivatives	$45	$—	$—	$45

The Company is party to certain funding awards with the CFF, which contain embedded derivatives (refer to Note 7). As of the balance sheet date, the Company has determined the fair value of these embedded derivatives using a Monte Carlo simulation of the occurrence of a disposition event. The Company has used observable input assumptions such as the amount of funding, the Royalty Cap, as well as unobservable assumptions such as the time to occurrence of three years, as well as the probability of occurrence of a disposition event. The table below provides a summary of the fair value of the embedded derivatives, a Level 3 fair value estimate (in thousands), for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fair value of embedded derivatives, beginning of period	$58	$270	$45	$-
Change in fair value of derivative liabilities	17	(104)	30	166
Fair value of embedded derivatives, end of period	$75	$166	$75	$166

10. Other Expense (Income), Net

Other expense (income), net consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest expense	$230	$454	$715	$878
Interest income	(57)	(23)	(225)	(25)
Loss on debt extinguishment	—	—	406	—
Foreign currency exchange losses (gains)	19	(8)	30	(2)
Change in fair value of derivative liabilities	17	(104)	30	166
Other (income) expense	(8)	3	(8)	(28)
Total other expense, net	$201	$322	$948	$989

11. Net Loss Per Share

The net loss and the weighted average number of shares used in computing basic and diluted net loss per share for the periods, are as follows (amounts in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(4,341)	$(10,618)	$(10,571)	$(22,238)
Denominator:
Weighted average number of shares of common stock used in computing net loss per share, basic and diluted	2,212,364	2,166,352	2,189,487	2,166,314
Net loss per share, basic and diluted	$(1.96)	$(4.90)	$(4.83)	$(10.27)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as their effect would be anti-dilutive:

	Six Months Ended June 30,
	2023	2022
Options to purchase common stock	425,022	263,211
Restricted stock units	—	—
Warrants	1,021	8,097
Total potential common stock equivalents	426,043	271,308

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

In March 2022, we announced our decision to advance ELX-02 delivered subcutaneously for the restoration of Collagen IV protein for the treatment of Alport syndrome patients. Alport syndrome with nonsense mutations is a genetic kidney disorder that occurs in 1 in 50,000 newborns in the United States. It is caused by the loss of one of three collagen IV subtypes. This disease is characterized by blood (hematuria) and protein (proteinuria) in the patient's urine, and results in progressive kidney disease, hearing loss, and eye abnormalities. In November 2022, we began a Phase 2 monotherapy clinical trial for ELX-02 for the potential treatment of ELX-02 in Alport syndrome. This Phase 2 trial included Alport syndrome patients with nonsense mutations in the COL4 gene. Three patients were dosed with ELX-02 for two months with a three month follow-up. In addition to the primary endpoint of safety, the key secondary efficacy endpoint of proteinuria was measured every two weeks. Treatment effect on proteinuria has been observed to be a validated endpoint for several renal indications and a reliable predictor of treatment outcomes. For eligible patients, induction of COL4 was also measured at the end of two months. In one of these three patients, there was a substantial reduction in the proteinuria, of approximately half. Spontaneous reductions in proteinuria are not expected in this population, providing added weight to this result. Additional results from the Phase 2 ELX-02 trial showed the patient that achieved a remission rebounded one month after withdrawing treatment, providing additional evidence of drug activity. In August, 2023, electron microscopy assessments of kidney biopsies from patients confirmed the disease modifying effect of ELX-02, demonstrated by a reduction in foot process effacement, in all three treated patients. Podocyte foot process effacement occurs in nearly all cases of Alport syndrome. Podocytes are highly specialized cells of the kidney glomerulus critical for a healthy glomerulus. The results of the trial demonstrating a rapid and sustained remission in one patient combined with these electron microscopy results from the patient biopsies showing disease improvement in all three patients confirms the disease modifying potential of ELX-02. Based on these results we intend to advance into a pivotal trial of ELX-02 for the treatment of Alport syndrome with nonsense mutations.

Subject to available funding, we are also advancing ZKN-013 as an oral agent for the treatment of RDEB/JEB and FAP patients with nonsense mutations. RDEB and JEB are rare skin diseases characterized by mutations in Collagen VII (RDEB) and LAMB3(JEB) proteins. We estimate that there are approximately 4,000 patients with nonsense mutations in these diseases in the major markets of the United States, Japan and western Europe. Patients suffer from severe skin bruising, wounds and internal lesions resulting in increased risk of skin cancer and severe malnourishment. FAP patients have mutations in the APC gene that result in a proliferation of polyps in the colon that if untreated can lead to colon and other related cancers. There are currently no approved disease modifying therapies for these diseases. ZKN-013 has demonstrated robust collagen VII restoration in patient cells comparable to 5-10% of protein restoration across a range of mutations. We have also seen in two separate studies, that treatment of APCMin mice, a validated model for evaluating potential treatment effects in FAP patients, with ZKN-013 for eight weeks reduced polyp number, polyp size and meaningfully improved survival.

On May 2, 2023, we announced that the FDA had cleared our IND application for ZKN-013 to initiate a single ascending dose (SAD) clinical trial in healthy volunteers for ZKN-013 for the potential treatment of recessive Dystrophic Epidermolysis Bullosa (RDEB) with nonsense mutations. ZKN-013 is the first molecule developed with our TURBO-ZM™ platform that has advanced from hit to lead and is now eligible to enter clinical development. Further SAD and multiple ascending dose (MAD) testing is expected to be conducted following the completion of the planned dose cohorts in the SAD study and discussion with the FDA.

If we proceed with further development of ZKN-013, we will initially only proceed with single doses of 15 mg and 50 mg, as the FDA placed our EL-013 combined SAD-MAD Phase 1, randomized, double-blinded, placebo-controlled, multiple dose escalation clinical trial on partial clinical hold, requiring that we provide clinical pharmacokinetic data from the single clinical doses of 15 mg and 50 mg and simulated steady state exposures following multiple doses before the FDA will approve proceeding with additional doses.

Results of Operations

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Operating expenses:
Research and development	$2,338	$7,651	$(5,313)	(69)%	$5,826	$15,550	$(9,724)	(63)%
General and administrative	1,802	2,645	(843)	(32)%	3,797	5,699	(1,902)	(33)%
Total operating expenses	4,140	10,296	(6,156)	(60)%	9,623	21,249	(11,626)	(55)%
Loss from operations	(4,140)	(10,296)	(6,156)	(60)%	(9,623)	(21,249)	(11,626)	(55)%
Other expense (income), net	201	322	(121)	(38)%	948	989	(41)	(4)%
Net loss	$(4,341)	$(10,618)	$(6,277)	(59)%	$(10,571)	$(22,238)	$(11,667)	(52)%

Research and development expense

Research and development expenses were $2.3 million for the three months ended June 30, 2023, compared to $7.7 million for the same period in 2022, a decrease of $5.3 million. The decrease was primarily related to a $2.4 million decrease in expenses related to subcontractors, advisors, and laboratory supplies in connection with preclinical research and development activities related to inhaled delivery of ELX-02 in CF, a decrease of $2.1 million in clinical trial expenses related to a decrease in CFF funded activities, a $0.5 million decrease in salaries and other personnel costs, and a decrease of $0.3 million in facility and overhead expenses.

Research and development expenses were $5.8 million for the six months ended June 30, 2023 compared to $15.6 million for the same period in 2022, a decrease of $9.7 million. The decrease was primarily related to a $5.0 million decrease in expenses related to subcontractors, advisors, and laboratory supplies in connection with preclinical research and development activities related to inhaled delivery of ELX-02 in CF, a decrease of $3.1 million in clinical trial expenses related to a decrease in CFF funded activities, a $1.0 million decrease in salaries and other personnel costs, a $0.1 million decrease in stock-based compensation expense, and a decrease of $0.5 million in facility and overhead expenses.

General and administrative expenses

General and administrative expenses were $1.8 million for the three months ended June 30, 2023, compared to $2.6 million for the same period in 2022, a decrease of $0.8 million. The decrease was primarily related to a $0.3 million decrease in expenses attributable to professional and consulting fees, a $0.1 million decrease in stock-based compensation expense, and a decrease of $0.4 million related to facility and overhead expenses.

General and administrative expenses were $3.8 million for the six months ended June 30, 2023, compared to $5.7 million for the same period in 2022, a decrease of $1.9 million. The decrease was primarily related to a $0.4 million decrease in salaries and other personnel related costs, a $0.7 million decrease in expenses attributable to professional and consulting fees, a $0.3 million decrease in stock-based compensation expense, and a decrease of $0.5 million related to facility and overhead expenses.

Other expense (income), net

We recorded $0.2 million of expense in other expense, net, for the three months ended June 30, 2023, compared to $0.3 million of income in other expense (income), net, for the three months ended June 30, 2022. We recorded $0.9 million of expense in other expense, net, for the six months ended June 30, 2023, compared to $1.0 million expense for the same period in 2022. We recognized a decrease of $0.2 million and $0.2 million related to interest on the Hercules Term Loan (defined below) for the three and six month periods ended June 30, 2023 as compared to the prior year periods, respectively, due to the decreased principal of the debt, offset by increased interest rates. During the six months ended June 30, 2023, we recognized a $0.4 million loss on the partial extinguishment of debt related to the Hercules debt modification and early repayment of $7.5 million principal of the $12.5 million total outstanding principal. We recognized a $0.1 million increase and a $0.1 million decrease in the change in the fair value of derivative liabilities related to the CFF awards during the three and six month periods ended June 30, 2023 as compared to the prior year periods, respectively.

Liquidity and Capital Resources

We have incurred significant operating losses to date and have not generated revenue from sales of any products or services. Our net losses were $10.6 million and $22.2 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $285.0 million. We have financed our operations primarily through equity capital investments, and to a lesser extent, from loans and grants. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it may be several years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. We expect to continue to incur significant expenses and operating losses for the foreseeable future due to, among other things, costs related to research, development of our product candidates, conducting preclinical studies and clinical trials, and our administrative organization. A successful transition to profitable operations is dependent upon achieving a level of revenue adequate to support our cost structure. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses may increase if, and as, we:

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

We may never achieve profitability, and unless and until we do, we will continue to need to raise additional cash to fund our operations. We believe that our cash and cash equivalents of $4.3 million at June 30, 2023, combined with additional cash received subsequent to quarter end of $1.7 million in gross proceeds under our ATM Program and $0.2 million of milestone payments from the CFF, is not sufficient to maintain our current and planned operations for at least the next twelve months following the filing of this Quarterly Report on Form 10-Q.

We will need to raise additional capital to finance our operations, which cannot be assured. We have concluded that these conditions, in aggregate, raise substantial doubt about our ability to continue as a going concern through one year after the date the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q have been issued. Our independent registered public accounting firm, in its report on our consolidated financial statements for the year ended December 31, 2022, has also expressed substantial doubt about our ability to continue as a going concern. The financial statements included elsewhere in this Quarterly Report on Form 10-Q have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. See Note 1—Nature of the Business - Liquidity and Going Concern to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and Part II, Item 1A. Risk Factors – Our recurring losses from operations raise substantial doubt regarding our ability to continue as a going concern.

If we fail to satisfy the continued listing requirements of The Nasdaq Capital Market, such as the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock. On April 11, 2023, we received a determination letter from Nasdaq Listing Qualifications stating that the Company has not regained compliance with Listing Rule 5550(b)(2), requiring the Company to maintain a MVLS of a minimum of at least $35 million, during the 180-day grace period previously granted to the Company. As a result of not regaining compliance with the MVLS requirement during the 180-day period, the Company’s common stock was subject to delisting from the Nasdaq Capital Market, unless the Company timely requested a hearing to appeal the Staff’s determination. On April 18, 2023, we timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”) to appeal the delisting determination. On August 3, 2023, we announced that the Panel determined to extend the previously granted extension from July 30, 2023 until October 9, 2023 (the “Extension”) to regain compliance with Nasdaq Listing Rule 5550(b)(2). The Extension is conditioned upon achievement of certain milestones included in a plan of compliance which the Company previously submitted to the Hearings Panel.

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

In addition, we entered into a Loan and Security Agreement with Hercules for an aggregate principal amount of up to $30.0 million of which $12.5 million had been funded as of December 31, 2022. See “—Principal Financing Activities,” below.

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

Principal Financing Activities

On September 30, 2021, we entered into a loan and security agreement (the “Hercules Term Loan Agreement”)
with Hercules Capital, Inc. (“Hercules” or the “Lender”), Hercules agreed to extend term loans (the “Hercules Term Loan”) to the Company in an aggregate principal amount of up to $30.0 million, comprised of three tranches, of which $12.5 million had been funded as of September 30, 2022. Of the remaining tranches, $7.5 million was only available through August 15, 2022 and $10.0 million was only available until April 1, 2023 and both are no longer available to the Company.

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

The Hercules Term Loan Agreement contains customary affirmative and negative covenants, which among others requires us to maintain at all times a minimum qualified cash balance of $2.25 million (as amended on March 7, 2023) plus qualified accounts payable. As of June 30, 2023 we were in compliance with all debt covenants, however, the inherent uncertainties described above may impact our ability to remain in compliance with these covenants over the next twelve months. If we breach our financial covenants and fail to secure a waiver or forbearance from the third-party lender, such breach or failure could accelerate the repayment of the outstanding borrowings under the Hercules Term Loan or the exercise of other rights or remedies the third-party lender may have under applicable law. No assurance can be provided that a waiver or forbearance will be granted or that the outstanding borrowings under the Hercules Term Loan, will be successfully refinanced on terms that are acceptable to the Company.

In March 2022, we entered into an agreement with the CFF, amending our prior funding award with CFF, for an award of up to $15.9 million to fund the ongoing global Phase 2 clinical development of ELX-02 in CF. We received an upfront payment of $7.0 million in March 2022 and an additional milestone payment of $1.5 million in September 2022. In September 2022, the CFF determined not to continue funding this program. In July 2023, the Company received a final closeout milestone payment of $0.2 million and the remaining $7.2 million of the award under the 2022 CFF Amendment will not be available to the Company under the current development program. Upon the successful commercialization of ELX-02 delivered subcutaneously for the treatment of CF, we will pay the CFF sales milestones and royalties based on future sales tiered on the actual level of funding from the CFF. As of June 30, 2023, we were eligible to receive up to $2.1 million in funding from CFF related to the 2021 Award. Additional information regarding funding from CFF is included under Note 7 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

On May 24, 2023, we entered into a Sales Agreement with Oppenheimer & Co. Inc. (the “Oppenheimer Sales Agreement") pursuant to which the Company may, subject to the offering limits of General Instruction I.B.6 to Form S-3 (while applicable), offer and sell up to $50.0 million of shares of its common stock (the “ATM Shares”) from time to time, through an “at the market offering” program (the “ATM Program”), under which Oppenheimer is acting as sales agent. Pursuant to the Oppenheimer Sales Agreement, the Company will set the parameters for the sale of ATM Shares, including the number of ATM Shares to be issued, the time period during which sales are requested to be made, limitations on the number of ATM Shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Company is not obligated to make any sales of Shares under the ATM Program. As of June 30, 2023, the Company has sold 326,310 shares of common stock under the ATM Program for gross proceeds of $1.7 million. Subsequent to June 30, 2023, the Company sold an additional 260,108 shares for additional gross proceeds of $1.7 million. We intend to use the net proceeds from the sale of common stock under the Oppenheimer Sales Agreement for working capital and general corporate purposes. For additional information on the ATM Program, refer to Note 8. Stockholders’ Equity to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

On September 30, 2021, the Company entered into a Sales Agreement with SVB Leerink, LLC (“SVB Leerink”) pursuant to which the Company may offer and sell up to $50.0 million of shares of its common stock from time to time, through an ATM Program (the “SVB Leerink ATM Program”), under which SVB Leerink would act as sales agent. The Company was not obligated to, and did not make any sales of Shares under the SVB Leerink ATM Program. On May 24, 2023, the SVB Leerink Sales Agreement was terminated. The Company is not subject to any termination penalties related to the termination of the SVB Sales Agreement.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(8,880)	$(19,238)
Net cash provided by (used in) investing activities	25	(18)
Net cash (used in) provided by financing activities	(6,072)	7,000

Our operating activities used cash of $8.9 million and $19.2 million during the six months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023, net cash used in operating activities resulted primarily from our net loss of $10.6 million partially offset by changes in working capital of $0.5 million and total non-cash charges of $2.2 million. Non-cash charges during the six months ended June 30, 2023 primarily related to $1.2 million of stock-based compensation, $0.3 million of amortization of right-of-use assets, $0.2 million of debt discount amortization, and a recognized loss on debt extinguishment of $0.4 million. For the six months ended June 30, 2022, net cash used in operating activities resulted primarily from our net loss of $22.2 million partially offset by a $0.6 million change in working capital and total non-cash charges of $2.4 million. Non-cash charges during the six months ended June 30, 2022 primarily related to $1.7 million of stock-based compensation, $0.3 million of amortization of right-of-use assets, $0.3 million of debt discount amortization, and a recognized change in fair value of derivative liabilities of $0.2 million.

Our investing activities for the six months ended June 30, 2023 and 2022 were immaterial.

Our financing activities used cash of $6.1 million during the six months ended June 30, 2023 and provided cash of $7.0 million during the six months ended June 30, 2022. For the six months ended June 30, 2023, net cash used in financing activities consisted of $7.5 million for the repayment of principal for the Hercules Term Loan as part of the amendment of the agreement in March 2023, offset by $1.4 million proceeds (net of issuance costs of $0.2 million) from the sale of common stock under the ATM Program. For the six months ended June 30, 2022, net cash provided by financing activities consisted of $7.0 million in advances received from the CFF.

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

There have been no material changes to our critical accounting policies through June 30, 2023 from those discussed in our 2022 Annual Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Omitted as we are a “smaller reporting company”, as defined in Item 10(f)(1) of SEC Regulation S-K.

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

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, before you decide to purchase our common stock. If any of the possible adverse events described below actually occurs, we may be unable to conduct our business as currently planned and our financial condition and operating results could be harmed. In addition, the trading price of our common stock could decline due to the occurrence of any of the events described below, and you may lose all or part of your investment. Additional risks that we currently do not know about may also impair our business.

Risks Related to Our Financial Position and Need for Additional Capital

Our recurring losses from operations raise substantial doubt regarding our ability to continue as a going concern.

For the six months ended June 30, 2023, our net losses were $10.6 million and as of June 30, 2023, we had an accumulated deficit of $285.0 million. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of our product candidates, conducting preclinical studies and clinical trials, and our administrative organization. We will require substantial additional financing to fund our operations and to continue to execute our strategy, and we will pursue a range of options to secure additional capital. We believe that our cash and cash equivalents at June 30, 2023 are not sufficient to fund our current and planned operations for at least the next twelve months. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date of the issuance of the consolidated financial statements included in this Quarterly Report on Form 10-Q.

We are exploring various sources of funding such as strategic collaborations and the issuance of equity, such as the issuance of common stock under the ATM Program, to fund our operations. If we raise additional funds through strategic collaborations and alliances, which may include existing collaboration partners, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. To the extent that we raise additional capital through the sale of equity, the ownership interest of our existing stockholders will be diluted and other preferences may be necessary that adversely affect the rights of existing stockholders. If we are unable to raise sufficient capital through the transactions discussed above, we may need to curtail expenses contemplated by our current operating plan, and we may be required to delay, limit, reduce or terminate our product development efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. If the foregoing plans are unsuccessful and we are unable to continue as a going concern, you could lose all or part of your investment in the Company.

We have incurred significant operating losses since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or maintain profitability.

We have a history of net losses and negative cash flows from operating activities since inception and, as of June 30, 2023, had an accumulated deficit of $285.0 million. We have financed our operations primarily through equity securities, and to a lesser extent from loans and grants. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it will be several years, if ever, before we receive regulatory approval for commercialization of a product candidate. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity and debt financings, as well as entering into new collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity, such as our public offering of shares of our common stock in May 2021 or issuances of common stock under our ATM Program, or convertible debt securities, an investor’s ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that may adversely affect an investor’s rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and may be secured by all or a portion of our assets. Further, the availability of funding under the Hercules Term Loan was conditioned on us meeting certain clinical and equity milestones during defined time periods which were not met and further funding is no longer available to the Company under this agreement. Any debt agreements we may enter into in the future may contain similar restrictions on funding. If we raise funds by entering into new collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or through collaborations, strategic alliances or licensing arrangements when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We may not be able to maintain compliance with our debt covenants in the future.

The Hercules Term Loan Agreement contains customary affirmative and negative covenants which, among other things, required the Company to maintain at all times a minimum qualified cash balance equaling $2.25 million effective as of March 7, 2023 and limits our ability to (i) incur additional indebtedness, (ii) pay dividends or make certain distributions, (iii) dispose of our assets, grant liens or encumber our assets or (iv) fundamentally alter the nature of our business. These covenants are subject to a number of exceptions and qualifications. If we breach these financial covenants and fail to secure a waiver or forbearance from the third-party lender, such breach or failure could accelerate the repayment of the outstanding borrowings under the Hercules Term Loan or the exercise of other rights or remedies the third-party lender may have under applicable law. No assurance can be provided that a waiver or forbearance will be granted or the outstanding borrowings under the Hercules Term Loan, will be successfully refinanced on terms that are acceptable to the Company.

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

We are heavily dependent on favorable efficacy results from this study in the near term for our continued development and funding of ELX-02 and the Company. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for, and successfully commercializing ELX-02 and any future product candidates, either alone or with third parties. The success of ELX-02 and any other product candidates will depend on several factors, including the following:

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

Any such delays or temporary pauses in our clinical trial enrollment in response to the factors above have and may in the future increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials.

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

On April 11, 2023, we received a determination letter from Nasdaq Listing Qualifications stating that the Company has not regained compliance with Listing Rule 5550(b)(2), requiring the Company to maintain a MVLS of a minimum of $35 million, during the 180-day grace period previously granted to the Company. As a result of not regaining compliance with the MVLS requirement during the 180-day period, the Company’s common stock is subject to delisting from the Nasdaq Capital Market. Pursuant to the Letter, unless the Company timely requests a hearing to appeal the Staff’s determination, trading of the Company’s Common Stock would be suspended at the opening of business on April 20, 2023, and a Form 25-NSE would be filed with the Securities and Exchange Commission, which would remove the Company’s Common Stock from listing and registration on Nasdaq. On August 3, 2023, we announced that the Nasdaq Hearings Panel determined to extend the previously granted extension from July 30, 2023 until October 9, 2023 (the “Extension”) to regain compliance with Nasdaq Listing Rule 5550(b)(2). The Extension is conditioned upon achievement of certain milestones included in a plan of compliance which the Company previously submitted to the Hearings Panel. There can be no assurance that we will be able to achieve these milestones or otherwise be able to maintain our continued listing on the Nasdaq Capital Market.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities .

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended June 30, 2023, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
Date: August 11, 2023

	by:	/s/ Daniel E. Geffken
Daniel E. Geffken
Interim Chief Financial Officer
(Principal Financial Officer)