Form 10-Q
period 2023-09-30
Eloxx Pharmaceuticals, Inc.
filed 2023-11-13
CIK 1035354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

781-577-5300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	ELOX	The Nasdaq Capital Market*

*As previously reported, effective October 16, 2023, the registrant’s common stock is being quoted on the OTC Pink Marketplace under the symbol “ELOX.” Trading of the registrant’s common stock will remain suspended on, but will not be delisted from, the Nasdaq Capital Market during the pendency of the registrant’s appeal from Nasdaq’s delisting determination following the registrant’s non-compliance with Nasdaq Listing Rule 5550(b)(2). Nasdaq will not take any action to delist the Company’s securities pending a final written decision by the Nasdaq Listing Council.

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

As of November 9, 2023, the registrant had 3,143,390 shares of common stock, $0.01 par value per share, outstanding.

ELOXX PHARMACEUTICALS, INC.

Special Note Regarding Forward-Looking Statements

Eloxx Pharmaceuticals, Inc., together with its subsidiaries, is collectively referred to herein as “we,” “our,” “us,” “Eloxx” or the “Company.”

This Quarterly Report on Form 10-Q, and information incorporated herein, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of present and historical facts contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding our ability to obtain the capital necessary to fund our operations, including under the ATM Program (defined herein), and continue as a going concern; our ability to remain listed on the Nasdaq Capital Market; our strategy, future results of operations and financial position; the expected timing of trials of our product candidates and the potential of our product candidate to treat nonsense mutations; future revenues, projected costs, prospects, plans and objectives of management; the timing and expectations surrounding regulatory communications; our relationship with third-parties; and the potential, safety, efficacy, and regulatory and clinical progress of our product candidates, prospective products, product approvals, as well as research and development costs, are forward-looking statements. Without limiting the foregoing, in some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “will,” “would,” “should,” “expect,” “exploring,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “seeks,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. No forward-looking statement is a guarantee of future results, performance, or achievements, and one should avoid placing undue reliance on such statements.

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

•
We will need substantial additional funding by January 2024. If we are unable to raise capital when needed, we would be forced to delay, reduce, or eliminate our product development programs or commercialization efforts.
•
The delisting of our common from The Nasdaq Capital Market and our trading on the OTC Pink Marketplace will result in a more limited market and lack of liquidity for our securities and may make it more difficult to raise funds on terms acceptable to us.
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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Information

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$4,775	$19,207
Restricted cash	219	261
Prepaid expenses and other current assets	635	661
Total current assets	5,629	20,129
Property and equipment, net	107	169
Operating lease right-of-use asset	306	825
Total assets	$6,042	$21,123

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,134	$3,020
Accrued expenses	2,442	2,799
Current portion of long-term debt	2,819	3,980
Advances from collaboration partners	12,966	12,535
Warrant liabilities	1,695	—
Current portion of operating lease liability	315	712
Derivative liabilities	95	45
Total current liabilities	23,466	23,091
Long-term debt, net of current portion	2,621	8,557
Operating lease liability	3	135
Total liabilities	26,090	31,783
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued or outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value per share, 500,000,000 shares authorized, 3,068,390 and 2,166,356 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	31	22
Additional paid-in capital	268,472	263,706
Accumulated deficit	(288,551)	(274,388)
Total stockholders’ deficit	(20,048)	(10,660)
Total liabilities and stockholders’ deficit	$6,042	$21,123

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$1,250	$4,880	$7,076	$20,430
General and administrative	2,387	2,262	6,184	7,961
Total operating expenses	3,637	7,142	13,260	28,391
Loss from operations	(3,637)	(7,142)	(13,260)	(28,391)
Other (income) expense, net	(45)	366	903	1,355
Net loss	$(3,592)	$(7,508)	$(14,163)	$(29,746)

Net loss per share, basic and diluted	$(1.31)	$(3.47)	$(5.96)	$(13.73)
Weighted average number of shares of common stock used in computing net loss per share, basic and diluted	2,747,687	2,166,404	2,377,599	2,166,344

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(14,163)	$(29,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,625	2,380
Depreciation	40	67
Amortization of operating lease right-of-use asset	519	450
Amortization of debt discount	217	397
Change in fair value of derivative liabilities	50	116
Change in fair value of warrant liabilities	(273)	—
Loss on extinguishment of debt	406	—
Loss on issuance of common stock	231	—
Gain on disposal of property and equipment	(255)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	26	59
Accounts payable	133	216
Accrued expenses	(357)	322
Operating lease liabilities	(529)	(445)
Net cash used in operating activities	(12,330)	(26,184)
Cash flows from investing activities:
Proceeds from sale of property and equipment	258	—
Purchases of property and equipment	—	(66)
Net cash provided by (used in) investing activities	258	(66)
Cash flows from financing activities:
Proceeds from the issuance of common stock, pre-funded warrants, and common stock warrants from the September 2023 Registered Direct Offering, net of issuance costs	1,737	—
Proceeds from sale of common stock through ATM program, net of issuance costs	3,150	—
Repayment of term loan principal	(7,720)	—
Proceeds from advances from collaboration partners	431	8,500
Net cash (used in) provided by financing activities	(2,402)	8,500
Decrease in cash, cash equivalents and restricted cash	(14,474)	(17,750)
Cash, cash equivalents and restricted cash at the beginning of the period	19,468	42,567
Cash, cash equivalents and restricted cash at the end of the period	$4,994	$24,817

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets:
Cash and cash equivalents	$4,775	$24,554
Restricted cash	219	263
Total cash, cash equivalents and restricted cash	$4,994	$24,817

Supplemental disclosure of cash flow activities:
Cash paid for interest	$819	$968

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands, except share data)

	Common stock				Treasury stock
	Shares	Amount	Additional paid-in capital	Stock subscription receivable	Shares	Amount	Accumulated deficit	Total stockholders' deficit
Balance at December 31, 2022	2,166,356	$22	$263,706	$—	—	$—	$(274,388)	$(10,660)
Stock-based compensation expense	—	—	597	—	—	—	—	597
Net loss	—	—	—	—	—	—	(6,230)	(6,230)
Balance at March 31, 2023	2,166,356	$22	$264,303	$—	—	$—	$(280,618)	$(16,293)
Sale of common stock through ATM, net of issuance costs of $228	326,310	3	1,466	(41)	—	—	—	1,428
Stock-based compensation expense	—	—	610	—	—	—	—	610
Net loss	—	—	—	—	—	—	(4,341)	(4,341)
Balance at June 30, 2023	2,492,666	$25	$266,379	$(41)	—	$—	$(284,959)	$(18,596)
Issuance of common stock and pre-funded warrants related to the September 2023 Registered Direct Offering, net of issuance costs of $263	305,590	3	(3)	—	—	—	—	—
Sale of common stock through ATM, net of issuance costs of $124	270,134	3	1,678	41	—	—	—	1,722
Stock-based compensation expense	—	—	418	—	—	—	—	418
Net loss	—	—	—	—	—	—	(3,592)	(3,592)
Balance at September 30, 2023	3,068,390	$31	$268,472	$—	—	$—	$(288,551)	$(20,048)

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands, except share data)

	Common stock				Treasury stock
	Shares	Amount	Additional paid-in capital	Stock subscription receivable	Shares	Amount	Accumulated deficit	Total stockholders' equity
Balance at December 31, 2021	2,166,248	$22	$262,875	$—	(10,535)	$(2,190)	$(238,323)	$22,384
Vesting of restricted stock units	78	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	922	—	—	—	—	922
Net loss	—	—	—	—	—	—	(11,620)	(11,620)
Balance at March 31, 2022	2,166,326	$22	$263,797	$—	(10,535)	$(2,190)	$(249,943)	$11,686
Vesting of restricted stock units	78	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	744	—	—	—	—	744
Net loss	—	—	—	—	—	—	(10,618)	(10,618)
Balance at June 30, 2022	2,166,404	$22	$264,541	$—	(10,535)	$(2,190)	$(260,561)	$1,812
Stock-based compensation expense	—	—	714	—	—	—	—	714
Net loss	—	—	—	—	—	—	(7,508)	(7,508)
Balance at September 30, 2022	2,166,404	$22	$265,255	$—	(10,535)	$(2,190)	$(268,069)	$(4,982)

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

Liquidity and Going Concern

The Company has a history of net losses and negative cash flows from operating activities since inception and, as of September 30, 2023, had an accumulated deficit of $288.6 million. The Company expects to continue to incur net losses and negative cash flows from its operations for the foreseeable future. The Company has not generated revenue from the sale of any product or service and does not expect to generate significant revenue unless it obtains marketing approval for and commercializes one or more of its product candidates currently in development. Successful transition to profitable operations is dependent upon achieving a level of revenue adequate to support the Company’s cost structure.

The Company has financed its operations primarily from the sale of equity securities and to a lesser extent, loans and grants. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital to fund its operations. In addition, as disclosed in Note 6, in September 2021, the Company entered into the Hercules Loan (as defined below) for an aggregate principal amount of up to $30.0 million of which $12.5 million had been funded as of December 31, 2022 and effective March 7, 2023, the Company and Hercules agreed to amend the terms of the agreement, and the Company repaid $7.5 million of principal. The Hercules Loan Agreement contains customary affirmative and negative covenants, which among others further described in Note 5, require the Company to maintain at all times a minimum qualified cash balance net of qualified accounts payable (as defined in the Hercules Loan Agreement). On March 7, 2023, the minimum qualified cash balance debt covenant was decreased from $10.0 million to $2.25 million plus the amount of accounts payable that have not been paid within 180 days (the “minimum qualified cash balance amount”) and, on November 10, 2023, the Hercules Loan Agreement was amended to temporarily reduce the minimum qualified cash balance amount to $2.25 million for the period from November 15, 2023 through December 15, 2023, unless extended by Hercules in its sole discretion. After December 15, 2023, the minimum level of qualified cash will revert to $2.25 million plus the amount of accounts payable that have not been paid within 180 days.

As of September 30, 2023, the Company was in compliance with all debt covenants. However, the inherent uncertainties described above may impact the Company’s ability to remain in compliance with these covenants over the next 12 months. If the Company breaches its financial covenants and fails to secure a waiver or forbearance from the third-party lender, such breach or failure could accelerate the repayment of the outstanding borrowings under the Hercules Loan Agreement or the exercise of other rights or remedies the third-party lender may have under applicable law. No assurance can be provided a waiver or forbearance will be granted or the outstanding borrowings under the Hercules Loan Agreement, will be successfully refinanced on terms that are acceptable to the Company.

The Company believes that its cash and cash equivalents of $4.8 million at September 30, 2023 will not be sufficient to maintain its current and planned operations for at least the next 12 months following the filing of this Quarterly Report on Form 10-Q. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, based on the Company’s current working capital, anticipated operating expenses and net losses and the uncertainties surrounding its ability to raise additional capital as needed, as discussed below, the Company believes that these conditions, in aggregate, raise substantial doubt about its ability to continue as a going concern for one year after the date these condensed consolidated financial statements are issued.

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

Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted, as permitted by such rules and regulations. These interim condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the interim periods ended September 30, 2023 and 2022.

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

All share and per share amounts in the accompanying financial statements, related footnotes, and management’s discussion and analysis have been adjusted retroactively to reflect the reverse stock split as if it had occurred at the beginning of the earliest period presented. Effective December 2, 2022, trading of the Company’s common stock on The Nasdaq Capital
Market commenced on a split-adjusted basis, under the existing trading symbol “ ELOX.” On October 12, 2023, the Company received a delisting determination letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) and, on October 16, 2023,the Company’s shares of common stock were suspended from trading on The Nasdaq Capital Market and began trading on the OTC Pink Marketplace. On October 26, 2023, the Company requested a review of the Nasdaq delisting determination by the Nasdaq Listing Council and, as of the date of this Quarterly Report on Form 10-Q, the Listing Council’s review remains ongoing.

Recent Accounting Pronouncements

Although the FASB has issued several ASUs for which adoption dates are pending, the Company does not expect any to have any material impact on its consolidated financial statements.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Research and development	$249	$366
Insurance	249	93
Other	137	202
Total	$635	$661

4. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Research and development expenses	$1,873	$1,544
Payroll and other employee-related expenses	122	750
Professional services	278	225
Interest on debt	62	146
Other	107	134
Total	$2,442	$2,799

5. Debt

Hercules Term Loan

On September 30, 2021, the Company entered into a Loan and Security Agreement, dated as of September 30, 2021 (the “Hercules Loan Agreement”) with Hercules Capital, Inc. (“Hercules” or the “Lender”).

The Hercules Loan Agreement provided for term loans in an aggregate principal amount of up to $30.0 million, comprised of (i) a tranche 1 advance of $12.5 million (the “Tranche 1 Advance”), (ii) a tranche 2 advance of $7.5 million (the “Tranche 2 Advance”) and (iii) a tranche 3 advance of $10.0 million (the “Tranche 3 Advance”) (collectively, the “Term Loan Advances”). The Tranche 1 Advance under the Hercules Term Loan Agreement was funded on September 30, 2021. The Tranche 2 Advance was to be available at the Company’s election until August 15, 2022, subject to the Company's achievement of certain milestone events relating to data from the clinical trials. The Company did not meet the requirements for the Tranche 2 Advance and such funding will, therefore, not be available to the Company. The Tranche 3 Advance was available subject to approval by the Lenders’ investment committee in its sole discretion up to April 1, 2023, and is also no longer available to the Company.

As security for its obligations, the Company granted Hercules a continuing security interest in substantially all of the assets of the Company, subject to certain customary exceptions, including for intellectual property.

Any outstanding principal on the Term Loan Advances will accrue interest at a floating rate equal to the greater of (i) 9.50% per annum and (ii) the sum of 6.25% plus the prime rate, as published in The Wall Street Journal. As of September 30, 2023 and December 31, 2022, the interest rate was 14.75% and 13.75%, respectively.

On March 7, 2023, the Company entered into the first Hercules amendment (the "First Hercules Amendment") to repay $7.5 million of the outstanding principal of the Hercules Term Loan, extend the interest only period until September 1, 2023, canceled the prepayment penalty for the March principal repayment and any future early principal repayments, and reduced the minimum qualified cash balance amount from $10.0 million to $2.25 million effective as of March 7, 2023. In accordance with the First Hercules Amendment the Company is required to make principal payments on the outstanding balance of the Term Loan Advances beginning on September 1, 2023, in 20 equal monthly installments, plus interest. Any amounts outstanding under the Term Loan Advances, if not repaid sooner, are due and payable on April 1, 2025 (the “Maturity Date”). On any date that the Company partially repays the outstanding obligations, the Company shall pay the Lenders a charge equal to 6.55% of the original principal amount. The First Hercules Amendment removed this prepayment premium for both the March 7, 2023 principal repayment and for any future early prepayments of principal. The First Hercules Amendment was accounted for as debt modification under ASC 470-50, Debt: Modifications and Extinguishments, with a partial debt extinguishment. The Company recognized a loss on debt extinguishment of $0.4 million related to the remaining unamortized debt discount as of the effective date of the First Hercules Amendment during the nine months ended September 30, 2023.

The Hercules Loan Agreement contains customary affirmative and negative covenants which, among other things, requires the Company to maintain at all times a minimum qualified cash balance plus qualified accounts payable (defined as invoices that have not been paid within 180 days from the invoice date) and limits the Company’s ability to (i) incur additional indebtedness, (ii) pay dividends or make certain distributions, (iii) dispose of its assets, grant liens or encumber its assets or (iv) fundamentally alter the nature of its business. These covenants are subject to a number of exceptions and qualifications. On May 19, 2023, the Hercules Loan Agreement was amended (the "Second Hercules Amendment") to modify the definition of “Excluded Accounts” under the minimum qualified cash balance covenant to exclude additional accounts from the collateral and related obligations and, on November 10, 2023, the Hercules Loan Agreement was amended (the "Third Hercules Amendment") to temporarily reduce the minimum qualified cash balance amount to $2.25 million for the period from November 15, 2023 through December 15, 2023, unless extended by the Agent under the Hercules Loan Agreement in its sole discretion. After such period, the minimum level of qualified cash will revert to $2.25 million plus the amount of accounts payable that have not been paid within 180 days. The Company was in compliance with all debt covenants at September 30, 2023.

The Hercules Loan Agreement also contains customary events of default, including the Company’s failure to make any principal or interest payments when due, the occurrence of certain bankruptcy or insolvency events or a breach of the covenants. Upon the occurrence of an event of default, Hercules may, among other things, accelerate the Company’s obligations under the Hercules Loan Agreement.

As of September 30, 2023, the carrying value of the outstanding loan consists of $4.8 million in principal less an unamortized debt discount of $0.2 million. The debt issuance costs and the final maturity payment of $0.8 million, have been recorded as a debt discount, which are being accreted to interest expense through the maturity date of the loan. Interest expense relating to the loan for the three months ended September 30, 2023 and 2022 was $0.2 million and $0.5 million, respectively, and for the nine months ended September 30, 2023 and 2022 was $1.0 million and $1.4 million, respectively. Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of the debt discount. As of September 30, 2023, the effective interest rate was 19.4%.

The Company’s scheduled future principal payments for the long-term debt are as follows (in thousands):

At September 30,
2023
Principal payments
2023	$681
2024	2,987
2025	1,112
Total future principal payments	4,780
Less unamortized discount	(159)
Carrying value of long-term debt	4,621
Less current portion of long-term debt	(2,819)
Final fee due at maturity in 2025	819
Long-term portion	$2,621

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

Cystic Fibrosis Foundation

During 2019, the Company received a funding award (the “2019 CFF Award”) from the Cystic Fibrosis Foundation (“CFF”) for up to $3.6 million and entered into an agreement relating to the award, which agreement was amended in December 2020 and March 2022. Payment of award amounts are subject to the achievement of certain milestones in connection with the Company’s global cystic fibrosis development program. The Company will be required to repay amounts received from the CFF (or specified multiples of such amounts) in certain circumstances, including as royalties on net sales, and, in the event of a disposition of the underlying asset (as defined in the agreement), in which case the Company would be obliged to use up to 5% of the amounts received from the disposition to repay up to three times the award amount. The funding provided to the Company is accounted for as an advance from a collaboration partner within the scope of ASC Topic 730, “Research and Development.” In March 2022, the Company entered into an agreement with the CFF to amend the 2019 CFF Award to provide for up to an additional $15.9 million to fund the ongoing global Phase 2 clinical development of ELX-02 in cystic fibrosis (the “2022 CFF Amendment”). The Company received $8.5 million during the year ended December 31, 2022, which were recorded as Advances from collaboration partners in the accompanying condensed consolidated financial statements. In July 2023, the Company received a final closeout milestone payment of $0.2 million and the remaining $7.4 million of the award under the 2022 CFF Amendment will not be available to the Company under the development program. As of September 30, 2023 and December 31, 2022, the Company had received cumulative total payments of $12.1 million and $11.9 million, respectively, related to the 2019 CFF Award, which are recorded as Advances from collaboration partners in the accompanying condensed consolidated financial statements. In September 2022, the CFF determined not to continue funding this program. Upon successful commercialization of ELX-02 or any derivative products thereof, the Company will pay the CFF royalties up to 6% of net sales based on the actual amount of funding from the CFF and potential sales milestones. In addition, the 2022 CFF Agreement includes an embedded derivative arising from a provision that upon the occurrence of a change of control or sale or license of funded assets (each a disposition event), the Company would be required to pay the CFF 10% of the consideration received for the disposition event up to three times the amount of funds received from the CFF under the 2022 CFF Agreement.

In May 2021, the Company received an additional award from the CFF (the “2021 CFF Award”) for up to $2.6 million to help identify optimized oral RMAs for further development in the treatment of cystic fibrosis patients with nonsense mutations. Payment of award amounts are subject to the achievement of certain milestones in connection with the Company’s oral RMA cystic fibrosis development program. The Company will be required to repay amounts received from the CFF (or specified multiples of such amounts) in certain circumstances, including as royalties on net sales (with royalties capped at eight times the award amount received, the "Royalty Cap"), and, in the event of a disposition of the underlying asset. The funding provided to the Company is accounted for as an advance from a collaboration partner within the scope of ASC Topic 730, “Research and Development.” In August 2023, the Company modified the agreement to among other things, redefine certain milestone goals and increase the license disposition payment from 10% to 15%. In August 2023, the Company received a milestone payment of $0.2 million. As of September 30, 2023 and December 31, 2022, the Company had received cumulative total payments of $0.8 million and $0.6 million, respectively, under this award, which are recorded as Advances from collaboration partners in the accompanying consolidated financial statements. As of September 30, 2023, there are up to $1.8 million of milestone payments remaining under this agreement The 2021 CFF Award includes an embedded derivative arising from a provision that upon the occurrence of a change of control or sale or license of funded assets (each a disposition event) the Company would be required to pay the CFF 20% of the consideration received for the disposition event, and 15% for a sale or license event (modified in August 2023 from 10%), up to eight times the amount of funds received from the CFF under the 2021 CFF Agreement.

The Company estimated the fair value of the embedded derivatives to be $95 thousand and $45 thousand as of September 30, 2023 and December 31, 2022, respectively, and has recognized these amounts on the consolidated balance sheets as derivative liabilities with the corresponding change in value of $20 thousand and $50 thousand expense recognized as the change in fair value of derivative liabilities in other expense, net, in the consolidated statements of operations for the three and nine months ended September 30, 2023, respectively.

7. Stockholders’ Equity

Registered Direct Offering

In September 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) pursuant to which it sold (i) 305,590 registered shares of its common stock, (ii) pre-funded common stock purchase warrants (the “Pre-Funded Warrants”) to purchase up to 75,000 shares of common stock, at an exercise price of $0.001 per share, and (iii) warrants (the "September 2023 Warrants") to purchase up to 380,590 shares of common stock, at an exercise price of $5.13 per share, in a private placement, for total gross proceeds of $2.0 million (the “September 2023 Registered Direct Offering”). The September 2023 Registered Direct Offering closed on September 20, 2023. The September 2023 Pre-Funded Warrants became exercisable upon issuance and are exercisable until exercised in full. The September 2023 Warrants became exercisable upon issuance and expire 5.5 years after the date of issuance. In connection with the September 2023 Registered Direct Offering, the Company also granted warrants to the placement agent ("Placement Agent Warrants") to purchase a total of 22,835 shares of common stock that have an exercise price per share equal to $6.5688 and a term of five years.

The September 2023 Warrants are classified as liabilities within Level 3 due to certain early settlement provisions that preclude them from equity classification due to not being considered indexed to the Company’s own stock since such an input could result in a settlement amount that is greater than the settlement amount of a fixed-for-fixed option on the Company’s equity shares. The value of the September 2023 Warrants was determined to be $1.9 million, calculated using a Monte Carlo simulation on September 20, 2023 with the following assumptions: volatility of 139%, stock price of $5.40, risk-free rate of 4.7%, and a term of 3.0 years.

The Placement Agent Warrants were issued for services performed by the placement agent as part of the September 2023 Registered Direct Offering and were accounted for as offering costs. The Placement Agent Warrants are classified as liabilities within Level 3 due to certain early settlement provisions that preclude them from equity classification due to not being considered indexed to the Company’s own stock since such an input could result in a settlement amount that is greater than the settlement amount of a fixed-for-fixed option on the Company’s equity shares. The value of the Placement Agent Warrants was determined to be $0.1 million, calculated using a Monte Carlo simulation on September 20, 2023 with the following assumptions: volatility of 139%, stock price of $5.40, risk-free rate of 4.7%, and a term of 3.0 years.

In addition to the value of the Placement Agent Warrants, the Company incurred additional offering costs totaling $0.3 million that consist of placement agent fees and direct incremental legal, advisory, accounting and filing fees relating to the September 2023 Registered Direct Offering, resulting in net cash proceeds of $1.7 million. As the value of the September 2023 Warrants exceeded the net proceeds received, the entire proceeds were allocated to the September 2023 Warrants liability, resulting in a loss on issuance of common stock of $0.2 million, which was recorded in Other Expense (Income) in the consolidated statements of operation.

ATM Program

On May 24, 2023, the Company entered into a Sales Agreement (the “Oppenheimer Sales Agreement”) with Oppenheimer & Co. Inc. (“Oppenheimer”) pursuant to which the Company may, subject to the offering limits of General Instruction I.B.6 to Form S-3 (as applicable), offer and sell shares of its common stock (the “ATM Shares”), having aggregate gross sales proceeds of up to $50.0 million, from time to time, through an “at the market offering” program (the ""ATM Program") under which Oppenheimer will act as sales agent. The shares of Common Stock that may be sold pursuant to the Oppenheimer Sales Agreement will be issued pursuant to the Company’s shelf registration statement on Form S-3. As of May 24, 2023, the date of the Company’s prospectus supplement relating to the sale of common stock under the ATM Program, the Company may only offer and sell shares of its Common Stock having an aggregate offering price of up to $6.5 million pursuant to the Oppenheimer Sales Agreement, of which $3.5 million has been sold as of the date of this Quarterly Report on Form 10-Q.

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

The Company is not obligated to make any sales of Shares under the Oppenheimer Sales Agreement. The offering of Shares pursuant to the Oppenheimer Sales Agreement will terminate upon the earlier of (i) the sale of all Common Stock subject to the Oppenheimer Sales Agreement or (ii) termination of the Oppenheimer Sales Agreement in accordance with its terms. During the three and nine months ended September 30, 2023, the Company has sold 270,134 and 596,44 shares of common stock through the ATM Program, respectively, for gross proceeds of $1.8 million and $3.5 million, respectively, or a weighted average share price of $6.68 and $5.87 per share, respectively. The Company recognized issuance costs of $0.1 million and 0.3 million during the three and nine-months ended September 30, 2023, respectively, related to the ATM Program, which were accounted for as a reduction of proceeds.

Warrants

Following is a summary of outstanding warrants as of September 30, 2023 and warrant transaction activity during the nine months ended September 30, 2023.

	Issuance Date	Term (years)	Exercise Price	Warrants Outstanding at December 31, 2022	Warrants Exercised During 2023	Warrants Outstanding at September 30, 2023	Classification
SVB Warrants	January 20, 2019	10	$440.80	1,021	—	1,021	Equity
September 2023 Warrants	September 20, 2023	5.5	$5.13	—	—	380,590	Liability
Placement Agent Warrants	September 20, 2023	5	$6.5688	—	—	22,835	Liability
Pre-Funded Warrants	September 20, 2023	Perpetual	$0.001	—	—	75,000	Equity
				1,021	—	479,446

8. Stock-based Compensation

Summary of Stock Option Activity

Transactions related to stock options awarded to employees and directors during the nine months ended September 30, 2023 were as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding at December 31, 2022	249,403	$105.87	8.12	$3
Granted	221,395	4.27
Forfeited	(59,413)	17.06
Options outstanding at September 30, 2023	411,385	$64.02	6.48	$9
Options exercisable at September 30, 2023	132,907	$152.74	5.38	$9

The aggregate intrinsic value represents the total intrinsic value (the difference between the fair value of the common stock as of September 30, 2023 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2023. This amount is impacted by changes in the fair value of the common stock.

Summary of Restricted Stock Unit Activity

Activity related to restricted stock units awarded to employees during the nine months ended September 30, 2023 were as follows:

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2022	—	$—
Granted	75,000	4.29
Unvested at September 30, 2023	75,000	$4.29

Stock-based Compensation

Stock-based compensation relates to employees, non-employee directors and non-employee consultants, time-based stock options and restricted stock units granted. Total stock-based compensation expense related to all of the Company’s stock-based awards was recognized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$54	$328	$629	$1,013
General and administrative	364	386	996	1,367
Total stock-based compensation expense	$418	$714	$1,625	$2,380

9. Recurring Fair Value Measurements

The following tables summarize the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

As of September 30, 2023	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds included in cash and cash equivalents	$665	$665	$—	$—
Liabilities
Embedded derivatives	$95	$—	$—	$95
Warrant liabilities	1,695	—	—	1,695

As of December 31, 2022	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds included in cash and cash equivalents	$18,737	$18,737	$—	$—
Liabilities
Embedded derivatives	$45	$—	$—	$45

As described in Note 7, the Company issued Common Warrants and Placement Agent Warrants as part of the September 2023 Registered Direct Offering which are classified as liabilities within Level 3 due to certain early settlement provisions that preclude them from equity classification. The value of the September 2023 Warrants was determined to be $1.6 million, calculated using a Monte Carlo simulation on September 30, 2023 with the following assumptions: volatility of 139%, stock price of $4.81, risk-free rate of 4.7% and a term of 3.0 years. The value of the Placement Agent Warrants was determined to be $0.1 million, calculated using a Monte Carlo simulation on September 30, 2023 with the following assumptions: volatility of 139%, stock price of $4.81, risk-free rate of 4.7% and a term of 3.0 years.

The table below provides a summary of the fair value of the warrant derivative liabilities, a Level 3 fair value estimate (in thousands), for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fair value of warrant liabilities, beginning of period	$—	$—	$—	$—
Issuance of 2023 Common Warrants and Placement Agent Warrants	1,968	—	1,968	—
Change in fair value of Common Warrants and Placement Agent Warrants	(273)	—	(273)	—
Fair value of warrant liabilities, end of period	$1,695	$—	$1,695	$—

The Company is party to certain funding awards with the CFF, which contain embedded derivatives (refer to Note 6). As of the balance sheet date, the Company has determined the fair value of these embedded derivatives using a Monte Carlo simulation of the occurrence of a disposition event. The Company has used observable input assumptions such as the amount of funding, the Royalty Cap, as well as unobservable assumptions such as the time to occurrence of three years, as well as the probability of occurrence of a disposition event. The table below provides a summary of the fair value of the embedded derivatives, a Level 3 fair value estimate (in thousands), for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fair value of embedded derivatives, beginning of period	$75	$166	$45	$—

Change in fair value of embedded derivative liabilities	20	(50)	50	116
Fair value of embedded derivatives, end of period	$95	$116	$95	$116

10. Other Expense (Income), Net

Other (income) expense, net consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest expense	$235	$489	$950	$1,368
Interest income	(20)	(108)	(245)	(133)
Loss on debt extinguishment	—	—	406	—
Loss on issuance of common stock	231	—	231	—
Gain on sale of fixed assets	(255)	—	(255)	—
Foreign currency exchange losses (gains)	3	35	33	4
Change in fair value of derivative liabilities	20	(50)	50	116
Change in fair value of warrant liabilities	(273)	—	(273)	—
Other expense	14	—	6	—
Total other (income) expense, net	$(45)	$366	$903	$1,355

11. Net Loss Per Share

The net loss and the weighted average number of shares used in computing basic and diluted net loss per share for the periods, are as follows (amounts in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(3,592)	$(7,508)	$(14,163)	$(29,746)
Denominator:
Weighted average number of shares of common stock used in computing net loss per share, basic and diluted	2,747,687	2,166,404	2,377,599	2,166,344
Net loss per share, basic and diluted	$(1.31)	$(3.47)	$(5.96)	$(13.73)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as their effect would be anti-dilutive:

	Nine Months Ended September 30,
	2023	2022
Options to purchase common stock	411,385	263,211
Restricted stock units	75,000	—
Common warrants	404,446	1,021
Total potential common stock equivalents	890,831	264,232

The 75,000 Pre-Funded Common Warrants are exercisable for only a de minimis cash consideration with no substantive exercise contingencies, as such, the Company determined the Pre-Funded Common Warrants should be considered as outstanding shares for both basic and diluted EPS calculations.

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

Company Overview

We are a clinical-stage biopharmaceutical company engaged in the science of ribosome modulation, leveraging both our innovative TURBO-ZM™ chemistry technology platform and our library of novel aminoglycosides to develop novel oral small molecule Ribosome Modulating Agents (“RMAs”) and Eukaryotic Ribosome Selective Glycosides (“ERSGs”), for the treatment of rare and ultra-rare genetic diseases where patients have point nonsense genetic mutations that result in premature stop codons and less than full length proteins. Nonsense mutations result in premature stop codons in the impacted messenger RNA (“mRNA”) which in turn disrupt protein synthesis from that mRNA leading to less than full length proteins. Patients with these mutations have significantly worse outcomes than those with missense mutations.

We have multiple programs in our pipeline including a clinical program for the treatment of Alport syndrome with ELX-02 (subcutaneous delivery), preclinical programs in investigational new drug ("IND") enabling stages in Recessive Dystrophic (“RDEB”) and Junctional Epidermolysis Bullosa (“JEB”) and Familial Adenomatous Polyposis (“FAP”) with ZKN-013. We also have a discovery stage programs in cystic fibrosis. As our programs advance, we plan to actively look to expand our pipeline by seeking new indications in other rare diseases for compounds designed with our platforms. The U.S. Food and Drug Administration (“FDA”) has granted Fast Track designation for ELX-02 for the treatment of CF patients with nonsense mutations. In addition, the FDA granted ELX-02 Orphan Drug Designation for the treatment of CF in July 2020 and based on the European Medicines Agency’s (“EMA”) positive opinion, the European Commission granted ELX-02 orphan medicinal product designation in September 2018.

ELX-02 Nonsense Mutation Alport Syndrome Program

In March 2022, we announced our decision to advance ELX-02 delivered subcutaneously for the restoration of Collagen IV protein for the treatment of nonsense mutation Alport syndrome patients. This is a genetic disorder that occurs in 1 in 50,000 newborns in the United States with an estimated prevalence of 7,500. It is caused by the loss of function of one of three collagen IV subtypes that results in abnormalities in the glomerular basement membrane and podocyte foot process effacement. Patients progress from blood (hematuria) and protein (proteinuria) in the urine to kidney failure, and have hearing loss, and eye abnormalities.

In November 2022, we began a Phase 2 monotherapy clinical trial for ELX-02 for the potential treatment of ELX-02 in nonsense mutation Alport syndrome. This Phase 2 trial included Alport syndrome patients with nonsense mutations in the COL4 gene. Three patients were dosed with ELX-02 for two months with a three month follow-up. In addition to the primary endpoint of safety, secondary efficacy endpoints of proteinuria and biopsy confirmed changes in collagen expression and podocyte foot process effacement were measured. Proteinuria measurements were taken at 1-, 2- and 3-months post treatment to determine durability of response and capture the benefit of the 45-60 day half-life of the Collagen IV protein. Podocyte foot process effacement occurs in nearly all cases of Alport syndrome. Podocytes are highly specialized cells of the kidney glomerulus critical for a healthy glomerular basement membrane. Changes in podocyte morphology (podocyte foot process effacement) are correlated with proteinuria in Alport and other genetic kidney diseases and have been demonstrated to improve with protein re-expression in multiple studies in mutant Alport mice.

All three patients treated were 19 years or younger and had Autosomal Recessive Alport syndrome with a nonsense mutation on one allele and a pathogenic missense mutation on the second allele with complete loss of function. The loss of collagen 4 functional protein was confirmed with immunofluorescence staining for collagen IV alpha 5 in the glomerular basement membrane.

Treatment with ELX-02 resulted in an increase in the expression of Collagen IV alpha 5 in the glomerular basement membrane based on immunofluorescence staining of fresh frozen biopsy tissue samples. The pathologist report noted an improvement from global or partial loss to segmental loss of the functional protein post treatment.

Qualitative visual assessment of Transmission Electron microscope (TEM) images from kidney biopsies by the Mayo Clinic showed pre- and 2- months post treatment with ELX-02 showed an improvement in foot process effacement in the three treated patients consistent with disease regression. This improvement in podocyte foot process effacement was qualitatively and quantitatively (reduction in foot process width) confirmed independently by the Renal Electron microscopy lab at the University of Washington. Podocyte Exact Morphology Procedure (PEMP) analysis, a procedure developed by Nipoka GmBH, confirmed and quantified that ELX02 treatment improved podocyte foot process effacement in all three patients with an average post-treatment increase in Filtration Slit Density (FSD) of 60% as compared to baseline levels. FSD is a quantitative measure of the degree of podocyte foot process effacement Data presented at the 2023 American Society of Nephrology meeting (Abstract #s SA-P1023 and TH-P0786) confirmed that FSD is strongly correlated with proteinuria in patients with glomerular kidney diseases on an inverse basis. An improvement in proteinuria consistent with the improvement podocyte morphology was observed in all three patients as summarized in the table below:

Patient	UPCR (mg/g) at baseline	FSD at end of treatment (change %)	Average change in UPCR during treatment vs. baseline	Average Change in UPCR 2 months after end of treatment vs baseline	UPCR variability change at end of 2 months vs baseline a (% change in SD/mean)
4401 – 01	1,299	1.50 (50%)	No change	No change	(53)%
4401 – 02	1,646	1.75 (13%)	(49)%	No change	(45)%
4402 – 01	1,659	1.73 (118%)	No change	(25)%	(57)%

The clinical trial and biopsy results were presented at the recent American Society of Nephrology Meeting in November 2 and November 3, 2023. Based on the results from the Phase 2 trial, the Company intends, subject to available funding, to gain alignment with the FDA on the design of a pivotal trial for ELX-02 for the potential treatment of Alport syndrome with nonsense mutations and the potential for seeking Breakthrough Therapy Designation.

ZKN-013 Nonsense Mutation RDEB/JEB and FAP Programs

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

We are currently seeking to secure a strategic partnership to advance the clinical development of ZKN-013. If successful, we intend to initially only proceed with single doses of 15 mg and 50 mg, as the FDA placed our EL-013 combined SAD-MAD Phase 1, randomized, double-blinded, placebo-controlled, multiple dose escalation clinical trial on partial clinical hold, requiring that we provide clinical pharmacokinetic data from the single clinical doses of 15 mg and 50 mg and simulated steady state exposures following multiple doses before the FDA will approve proceeding with additional doses.

Nasdaq Delisting Determination and Listing Council Review

As previously reported, on October 12, 2023, we received a determination letter (the “Delisting Notification”) from the staff (the “Staff”) of the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that

Nasdaq would suspend trading in our common stock, effective at the opening of trading on October 16, 2023, because the Company had not regained compliance with the Nasdaq Listing Rule 5550(b)(2) (the “Listing Rule”), which requires a listed company to have at least $35 million in market value of listed securities (“MVLS”), during the grace period previously granted to the Company. Effective October 16, 2023, our common stock began trading on the OTC Pink Marketplace under the symbol “ELOX.”

On October 26, 2023, we requested a review of the Staff’s delisting determination by the Nasdaq Listing and Hearing Review Council (the “Listing Council”). As of the date of this Quarterly Report on Form 10-Q, the Listing Council’s review remained ongoing. Trading in our common stock will remain suspended on The Nasdaq Capital market pending the outcome of the Listing Council’s review process and Nasdaq will not take any action to delist the Company’s securities pending a final written decision by the Listing Council. If the Listing Council does not grant our appeal to maintain our listing, a Form 25-NSE will be filed with the Securities and Exchange Commission, which will remove our securities from listing and registration on The Nasdaq Capital Market. There can be no assurance that the Listing Council will grant the Company’s request for continued listing on The Nasdaq Capital Market or that we will be able to meet and maintain The Nasdaq Capital Market’s listing requirements, which could have a material adverse effect on our business and our common stock.

Results of Operations

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Operating expenses:
Research and development	$1,250	$4,880	$(3,630)	(74)%	$7,076	$20,430	$(13,354)	(65)%
General and administrative	2,387	2,262	125	6%	6,184	7,961	(1,777)	(22)%
Total operating expenses	3,637	7,142	(3,505)	(49)%	13,260	28,391	(15,131)	(53)%
Loss from operations	(3,637)	(7,142)	(3,505)	(49)%	(13,260)	(28,391)	(15,131)	(53)%
Other (income) expense, net	(45)	366	(411)	(112)%	903	1,355	(452)	(33)%
Net loss	$(3,592)	$(7,508)	$(3,916)	(52)%	$(14,163)	$(29,746)	$(15,583)	(52)%

Research and development expense

Research and development expenses were $1.3 million for the three months ended September 30, 2023, compared to $4.9 million for the same period in 2022, a decrease of $3.6 million. The decrease was primarily related to a $1.2 million decrease in expenses related to subcontractors, advisors, and laboratory supplies in connection with preclinical research and development activities related to inhaled delivery of ELX-02 in CF, a decrease of $1.3 million in clinical trial expenses related to a decrease in CFF funded activities, a $0.5 million decrease in salaries and other personnel costs, a decrease of $0.3 million related to stock-based compensation, and a decrease of $0.3 million in facility and overhead expenses.

Research and development expenses were $7.1 million for the nine months ended September 30, 2023 compared to $20.4 million for the same period in 2022, a decrease of $13.4 million. The decrease was primarily related to a $6.2 million decrease in expenses related to subcontractors, advisors, and laboratory supplies in connection with preclinical research and development activities related to inhaled delivery of ELX-02 in CF, a decrease of $4.5 million in clinical trial expenses related to a decrease in CFF funded activities, a $1.6 million decrease in salaries and other personnel costs, a $0.4 million decrease in stock-based compensation expense, and a decrease of $0.8 million in facility and overhead expenses.

General and administrative expenses

General and administrative expenses were $2.4 million for the three months ended September 30, 2023, compared to $2.3 million for the same period in 2022, a increase of $0.1 million. The increase was primarily related to a $0.2 million increase in expenses attributable to professional and consulting fees, offset by a decrease of $0.1 million related to facility and overhead expenses.

General and administrative expenses were $6.2 million for the nine months ended September 30, 2023, compared to $8.0 million for the same period in 2022, a decrease of $1.8 million. The decrease was primarily related to a $0.4 million decrease in expense attributable to professional and consulting fees, a $0.4 million decrease in salaries and other personnel related costs, a $0.3 million decrease in stock-based compensation expense, and a decrease of $0.6 million related to facility and overhead expenses.

Other expense (income), net

We recorded $45 thousand of income in other (income) expense, net, for the three months ended September 30, 2023, compared to $0.4 million of expense in other expense (income), net, for the same period in 2022. We recorded $0.9 million of expense in other expense, net, for the nine months ended September 30, 2023, compared to $1.4 million expense for the same period in 2022. We recognized a decrease of $0.3 million and $0.4 million related to interest on the Hercules Term Loan (defined below) for the three and nine month periods ended September 30, 2023 as compared to the prior year periods, respectively, due to the decreased principal of the debt, offset by increased interest rates. During the nine months ended September 30, 2023, we recognized a $0.4 million loss on the partial extinguishment of debt related to the Hercules debt modification and early repayment of $7.5 million principal of the $12.5 million total outstanding principal. We recognized a $0.1 million increase and a $0.1 million decrease in the change in the fair value of derivative liabilities related to the CFF awards during the three and nine month periods ended September 30, 2023 as compared to the prior year periods, respectively. We recognized a $0.3 million gain on the sale of fixed assets during the three and nine month periods ended September 30, 2023 as compared to the prior year periods. During the three and nine months ended September 30, 2023 we recognized a $0.2 million loss on the issuance of common stock in the September 2023 Registered Direct Offering and a $0.3 million increase in change in fair value of the warrant liabilities related to the Common Warrants and the Placement Agent Warrants issued in this offering.

Liquidity and Capital Resources

We have incurred significant operating losses to date and have not generated revenue from sales of any products or services. Our net losses were $14.2 million and $29.8 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $288.6 million. We have financed our operations primarily through equity capital investments, and to a lesser extent, from loans and grants. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it may be several years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. We expect to continue to incur significant expenses and operating losses for the foreseeable future due to, among other things, costs related to research, development of our product candidates, conducting preclinical studies and clinical trials, and our administrative organization. A successful transition to profitable operations is dependent upon achieving a level of revenue adequate to support our cost structure. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses may increase if, and as, we:

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
•
acquire or in-license other product candidates and technologies; and
•
operate as a public company including costs associated with regaining and maintaining Nasdaq listing compliance.

We may never achieve profitability, and unless and until we do, we will continue to need to raise additional cash to fund our operations. We believe that our cash and cash equivalents of $4.8 million at September 30, 2023, is not sufficient to maintain our current and planned operations for at least the next twelve months following the filing of this Quarterly Report on Form 10-Q.

We will need to raise additional capital to finance our operations, which cannot be assured. We have concluded that these conditions, in aggregate, raise substantial doubt about our ability to continue as a going concern through one year after the date the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q have been issued. Our independent registered public accounting firm, in its report on our consolidated financial statements for the year ended December 31, 2022, has also expressed substantial doubt about our ability to continue as a going concern. The financial statements included elsewhere in this Quarterly Report on Form 10-Q have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty. See Note 1—Nature of the Business - Liquidity and Going Concern to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and Part II, Item 1A. Risk Factors – Our recurring losses from operations raise substantial doubt regarding our ability to continue as a going concern.

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

Principal Financing Activities

In September 2023, we entered into a securities purchase agreement pursuant to which we sold (i) 305,590 registered shares common stock, (ii) pre-funded common stock purchase warrants (the “Pre-Funded Warrants”) to purchase up to 75,000 shares of common stock, at an exercise price of $0.001 per share, which Pre-Funded Warrants, and (iii) unregistered warrants (the "September 2023 Warrants") to purchase up to 380,590 shares of common stock, at an exercise price of $5.13 per share, in a private placement, for total gross proceeds of $2.0 million. The September 2023 Registered Direct Offering closed on September 20, 2023, resulting in net proceeds to us of $1.7 million.

On May 24, 2023, we entered into a Sales Agreement with Oppenheimer & Co. Inc. (the “Oppenheimer Sales Agreement") pursuant to which the Company may, subject to the offering limits of General Instruction I.B.6 to Form S-3 (while applicable), offer and sell up to $50.0 million of shares of its common stock (the “ATM Shares”) from time to time, through an “at the market offering” program (the “ATM Program”), under which Oppenheimer is acting as sales agent. Pursuant to the Oppenheimer Sales Agreement, the Company will set the parameters for the sale of ATM Shares, including the number of ATM Shares to be issued, the time period during which sales are requested to be made, limitations on the number of ATM Shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Company is not obligated to make any sales of shares under the ATM Program. As of September 30, 2023, the Company has sold 596,44 shares of common stock under the ATM Program for gross proceeds of $3.5 million. We intend to use the net proceeds from the sale of common stock under the Oppenheimer Sales Agreement for working capital and general corporate purposes. For additional information on the ATM Program, refer to Note 8. Stockholders’ Equity to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. As previously reported, our common stock was suspended from trading on The Nasdaq Capital Market effective October 16, 2023 as a result of our non-compliance with the Listing Rule. For so long as this suspension remains in effect, and until our common stock resumes trading on Nasdaq, sales of our common stock may not be made under our ATM program pursuant to the terms of our sales agreement with Oppenheimer & Co. Inc., unless they otherwise agree.

On September 30, 2021, we entered into a loan and security agreement (the “Hercules Loan Agreement”)
with Hercules Capital, Inc. (“Hercules” or the “Lender”), Hercules agreed to extend term loans (the “Hercules Term Loan”) to the Company in an aggregate principal amount of up to $30.0 million, comprised of three tranches, of which $12.5 million had been funded as of September 30, 2022. Of the remaining tranches, $7.5 million was only available through August 15, 2022 and $10.0 million was only available until April 1, 2023 and both are no longer available to the Company.

On March 7, 2023, we amended the terms of the Hercules Loan Agreement, whereby we repaid $7.5 million of the outstanding principal and the minimum qualified cash balance requirement was reduced to $2.25 million plus qualified accounts payable as of March 7, 2023.On May 19, 2023, we amended the terms of the Hercules Loan Agreement to modify the definition of “Excluded Accounts” to exclude additional accounts from the collateral and related obligations and, on November 10, 2023, the Hercules Loan Agreement was amended to temporarily reduce the minimum qualified cash balance amount to $2.25 million for the period from November 15, 2023 through December 15, 2023, unless extended by Hercules in its sole discretion. After December 15, 2023, the minimum level of qualified cash will revert to $2.25 million plus the amount of accounts payable that have not been paid within 180 days. Beginning September 1, 2023, we are required to make principal payments on the remaining $5.0 million outstanding principal balance of the Term Loan Advances, plus interest, with a final maturity date of April 1, 2025. Any amounts outstanding under the term loan advances, if not repaid sooner, are due and payable on April 1, 2025. On any date that we partially repay the outstanding obligations, the Company shall pay the Lender a charge equal to 6.55% of the original principal amount.

The Hercules Loan Agreement, as amended, contains customary affirmative and negative covenants, which among others requires us to maintain at all times a minimum qualified cash balance of $2.25 million plus qualified accounts payable. As of September 30, 2023 we were in compliance with all debt covenants, however, the inherent uncertainties described above may impact our ability to remain in compliance with these covenants over the next twelve months. If we breach our financial covenants and fail to secure a consent, waiver or forbearance from the Lender, such breach or failure could accelerate the repayment of the outstanding borrowings under the Hercules Term Loan or the exercise of other rights or remedies the third-party lender may have under applicable law. No assurance can be provided that additional waivers or forbearance will be granted if required or that the outstanding borrowings under the Hercules Term Loan will be successfully refinanced on terms that are acceptable to the Company.

In March 2022, we entered into an agreement with the CFF, amending our prior funding award with CFF, for an award of up to $15.9 million to fund the ongoing global Phase 2 clinical development of ELX-02 in CF. We received an upfront payment of $7.0 million in March 2022 and an additional milestone payment of $1.5 million in September 2022. In September 2022, the CFF determined not to continue funding this program. In July 2023, the Company received a final closeout milestone payment of $0.2 million and the remaining $7.4 million of the award under the 2022 CFF Amendment will not be available to the Company under the current development program. Upon the successful commercialization of ELX-02 delivered subcutaneously for the treatment of CF, we will pay the CFF sales milestones and royalties based on future sales tiered on the actual level of funding from the CFF. As of September 30, 2023, we were eligible to receive up to $1.8 million in funding from CFF related to the 2021 Award. Additional information regarding funding from CFF is included under Note 6 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(12,330)	$(26,184)
Net cash provided by (used in) investing activities	258	(66)
Net cash (used in) provided by financing activities	(2,402)	8,500

Net cash used in operating activities was $12.3 million and $26.2 million during the nine months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023, net cash used in operating activities resulted primarily from our net loss of $14.2 million partially offset by changes in working capital of $0.8 million and total non-cash charges of $2.6 million. Non-cash charges during the nine months ended September 30, 2023 primarily related to $1.6 million of stock-based compensation, $0.5 million of amortization of right-of-use assets, $0.2 million of debt discount amortization, a recognized loss on debt extinguishment of $0.4 million, a loss on issuance of common stock of $0.2 million, a gain on the sale of property and equipment of $0.2 million, and a change in fair value of warrant liabilities of $0.3 million. For the nine months ended September 30, 2022, net cash used in operating activities resulted primarily from our net loss of $29.7 million partially offset by changes in working capital and total non-cash charges of $3.4 million. Non-cash charges during the nine months ended September 30, 2022 primarily related to $2.4 million of stock-based compensation, $0.5 million of amortization of right-of-use assets, $0.4 million of debt discount amortization, and a recognized change in fair value of derivative liabilities of $0.1 million.

Our investing activities for the nine months ended September 30, 2023 and 2022, consisted of proceeds of $0.3 million from the sale of property and equipment and use of $0.1 million for the purchase of property and equipment, respectively.

Net cash used in financing activities was $2.4 million during the nine months ended September 30, 2023 and provided cash of $8.5 million during the nine months ended September 30, 2022. For the nine months ended September 30, 2023, net cash used in financing activities consisted of $7.7 million for the repayment of principal for Hercules consisting of $7.5 million principal for the Hercules Term Loan as part of the amendment of the agreement in March 2023 and the first monthly scheduled principal payment of $0.2 million in September 2023, offset by $3.2 million proceeds (net of issuance costs of $0.3 million) from the sale of common stock under the ATM Program, and $1.7 million net proceeds from the issuance of common stock, pre-funded warrants, and common warrants for the September 2023 Registered Direct Offering. For the nine months ended September 30, 2022, net cash provided by financing activities consisted $8.5 million in advances received from the CFF.

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

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our interim unaudited condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our 2022 Annual Report. There have been no significant changes made by management to the processes used to develop critical accounting estimates or changes to the significant assumptions noted above since the previous year-end, except that the Company added in a new critical accounting estimate around the warrant liabilities associated with the September 2023 Registered Direct Offering during the quarter ended September 30, 2023.

There have been no material changes to our critical accounting policies through September 30, 2023 from those discussed in our 2022 Annual Report which would have a material impact on the Company’s interim condensed consolidated financial statements, except for the Company added in a significant critical accounting policy for the accounting for warrant liabilities in accordance with ASC 815: Derivatives and Hedging.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates its financial instruments, including warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company values its derivatives using the Black-Scholes option pricing model or the Monte-Carlo simulation model when a variety of future events and outcomes is required to be factored into the valuation based on the terms of the underlying derivative instrument. Derivative instruments are valued at inception, upon events such as an exercise of the underlying financial instrument, and at subsequent reporting periods. The classification of derivative instruments, including whether such instruments should be recorded as liabilities, is re-assessed at the end of each reporting period.

The Company reviews the terms of debt instruments, equity instruments, and other financing arrangements to determine whether there are embedded derivative features, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. Additionally, in connection with the issuance of financing instruments, the Company may issue freestanding options and warrants.

The Company accounts for its common stock warrants in accordance with ASC 480, Distinguishing Liabilities from Equity("ASC 480") and ASC 815, Derivatives and Hedging (“ASC 815”). Based upon the provisions of ASC 480 and ASC 815, the Company accounts for common stock warrants as liabilities if the warrant requires net cash settlement or gives the holder the option of net cash settlement, or it fails the equity classification criteria. The Company accounts for common stock warrants as equity if the contract requires physical settlement or net physical settlement or if the Company has the option of physical settlement or net physical settlement and the warrants meet the requirements to be classified as equity. Common stock warrants classified as liabilities are initially recorded at fair value on the grant date and remeasured at fair value at each balance sheet date with the offsetting adjustments recorded in change in fair value of warrant liability within the consolidated statements of operations. If the terms of a common stock warrant previously classified as a liability are amended and pursuant to such amendment meet the requirements to be classified as equity, the common stock warrants are reclassified to equity at the fair value on the date of the amendment and are not subsequently remeasured. Common stock warrants classified as equity are recorded on a relative fair value basis when they are issued with other equity classified financial instruments.

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

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the nine months ended September 30, 2023, our net losses were $14.2 million and as of September 30, 2023, we had an accumulated deficit of $288.6 million. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research, development of our product candidates, conducting preclinical studies and clinical trials, and our administrative organization. We will require substantial additional financing to fund our operations and to continue to execute our strategy, and we will pursue a range of options to secure additional capital. We believe that our cash and cash equivalents at September 30, 2023 are not sufficient to fund our current and planned operations for at least the next twelve months. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date of the issuance of the consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

We have a history of net losses and negative cash flows from operating activities since inception and, as of September 30, 2023, had an accumulated deficit of $288.6 million. We have financed our operations primarily through equity securities, and to a lesser extent from loans and grants. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it will be several years, if ever, before we receive regulatory approval for commercialization of a product candidate. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if and as we:

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
•
acquire or in-license other product candidates and technologies; and
•
operate as a public company, including costs associated with regaining and maintaining Nasdaq listing compliance.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity and debt financings, as well as entering into new collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity, such as issuances of common stock under our ATM Program or the 2023 Registered Direct Offering, or convertible debt securities, an investor’s ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that may adversely affect an investor’s rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and may be secured by all or a portion of our assets. Further, the availability of funding under the Hercules Term Loan was conditioned on us meeting certain clinical and equity milestones during defined time periods which were not met and further funding is no longer available to the Company under this agreement. Any debt agreements we may enter into in the future may contain similar restrictions on funding. If we raise funds by entering into new collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or through collaborations, strategic alliances or licensing arrangements when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We may not be able to maintain compliance with our debt covenants in the future.

The Hercules Loan Agreement contains customary affirmative and negative covenants which, among other things, required the Company to maintain at all times a minimum qualified cash balance equaling $2.25 million effective as of March 7, 2023 and limits our ability to (i) incur additional indebtedness, (ii) pay dividends or make certain distributions, (iii) dispose of our assets, grant liens or encumber our assets or (iv) fundamentally alter the nature of our business. These covenants are subject to a number of exceptions and qualifications. If we breach these covenants and fail to secure a waiver or forbearance from the third-party lender, such breach or failure could accelerate the repayment of the outstanding borrowings under the Hercules Term Loan or the exercise of other rights or remedies the third-party lender may have under applicable law. No assurance can be provided that a waiver or forbearance will be granted or the outstanding borrowings under the Hercules Term Loan, will be successfully refinanced on terms that are acceptable to the Company.

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

In addition, even if we were to obtain approval, regulatory authorities may approve our product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, including Phase 4 clinical trials, and/or the implementation of a risk evaluation and mitigation strategy (REMS) program, which may be required to assure safe use of the drug after approval. Regulatory authorities may also approve a product candidate for a more limited indication or patient population than we originally requested, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

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

Risks Related to Our Common Stock

The delisting of our common from The Nasdaq Capital Market and our trading on the OTC Pink Marketplace will result in a more limited market and lack of liquidity for our securities and may make it more difficult to raise funds on terms acceptable to us.

As previously reported, on October 12, 2023, we received the Delisting Notification from the Staff of the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that Nasdaq would suspend trading in our common stock, effective at the opening of trading on October 16, 2023, because the Company had not regained compliance with the Nasdaq Listing Rule 5550(b)(2) (the “Listing Rule”), which requires a listed company to have at least $35 million in market value of listed securities (“MVLS”), during the grace period previously granted to the Company. Effective October 13, 2023, and during the suspension of trading on The Nasdaq Capital Market, our common stock will trade on the OTC Pink Marketplace under the symbol “ELOX.”

As previously disclosed, the Staff initially notified us on October 11, 2022 that the Company had not been in compliance with the Listing Rule for a period of 30 consecutive business days. The Staff granted the Company a period of 180 calendar days to regain compliance with the Listing Rule. On April 11, 2023, Nasdaq notified the Company that the Common Stock was subject to delisting from the Nasdaq Capital Market as a result of not regaining compliance with the Listing Rule during the initial grace period. We appealed the Staff’s delisting determination at a hearing before the Nasdaq Hearings Panel (the “Panel”) held on May 18, 2023, following which the Panel granted the Company an extension through July 30, 2023 and, following the Company’s July 27, 2023 request to the Panel, the Panel granted a further extension until October 9, 2023.

On October 26, 2023, we requested a review of the Staff’s delisting determination by the Nasdaq Listing Council. As of the date of this Quarterly Report on Form 10-Q, the Listing Council’s review remains ongoing. Trading in our common stock will remain suspended pending the outcome of the Listing Council’s review process. Nasdaq will not take any action to delist the Company’s securities pending a final written decision by the Listing Council. If the Listing Council does not grant our appeal to maintain our listing, a Form 25-NSE will be filed with the Securities and Exchange Commission, which will remove our securities from listing and registration on The Nasdaq Capital Market.

There can be no assurance that the Listing Council will grant the Company’s request for continued listing on The Nasdaq Capital Market.

The trading of our common stock in the OTC Pink Marketplace may have an unfavorable impact on our stock price and liquidity. The OTC Pink Marketplace is a significantly more limited market than Nasdaq. The quotation of our shares on such marketplace may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could further depress the trading price of our common stock, and could have a long-term adverse impact on our ability to raise capital in the future. As previously reported, our common stock was suspended from trading on The Nasdaq Capital Market effective October 16, 2023 as a result of our non-compliance with the Listing Rule. For so long as this suspension remains in effect, and until our common stock resumes trading on Nasdaq, sales of our common stock may not be made under our ATM program pursuant to the terms of our sales agreement with Oppenheimer & Co. Inc., unless they otherwise agree.

The delisting of our common stock from Nasdaq would result in a more limited market and lack of liquidity for our securities and may make it more difficult for us to raise capital on favorable terms in the future. Further, a delisting may impair your ability to sell or purchase our common stock when you wish to do so. In addition, with the delisting from Nasdaq, our common stock ceases to be recognized as covered securities and we would be subject to regulation in each state in which we offer our securities.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Nasdaq stock market rules and the rules and requirements of the OTC marketplace. The requirements of these rules and regulations have increased and may continue to significantly increase our legal and financial compliance costs, including costs associated with the hiring of additional personnel, making some activities more difficult, time-consuming or costly, and may also place undue strain on our personnel, systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition.

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

We will need additional capital in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, including through our ATM Program to the extent eligible, pursuant to which we may sell up to $50.0 million of our common stock, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner, we determine from time to time. If we sell common stock, convertible securities or other equity securities in one or more transactions, existing investors may be materially diluted by subsequent sales, and new investors could gain rights superior to our existing stockholders.

Pursuant to our 2018 Equity Incentive Plan, our management is authorized to grant stock options and other equity-based awards to our employees, directors and consultants. As of September 30, 2023, individuals held share awards to purchase or receive an aggregate of 486,385 shares of our common stock. If our board of directors elects to increase the number of shares available for future grant by the maximum amount each year (5% of the outstanding common stock), our stockholders may experience additional dilution, which could have a negative effect on our share price.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities .

There were no unregistered sales of our equity securities during the three months ended September 30, 2023, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)
On November 10, 2023, the Company entered into the Third Amendment (the “Third Amendment”) to the Hercules Term Loan Agreement which provides for a temporary reduction in the minimum qualified cash balance amount to $2.25 million for the period from November 15, 2023 through December 15, 2023, unless extended by the Agent under the Hercules Term Loan Agreement in its sole discretion. After such period, the minimum level of qualified cash will revert to $2.25 million plus the amount of accounts payable that have not been paid within 180 days.

The foregoing description of the Third Amendment is qualified in its entirety by reference to the full text of the Third Amendment, a copy of which is filed as Exhibit 10.5 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

(b)
None.
(c)
During the three months ended September 30, 2023, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q. Where so indicated, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated April 1, 2021, by and among Eloxx Pharmaceuticals, Inc., Delta Merger Sub Acquisition Corporation and Zikani Therapeutics, Inc.	8-K	001-31326	2.1	April 1, 2021

3.1	Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on January 22, 2007	10-Q	001-31326	3.1	February 14, 2007

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on December 13, 2007	10-Q	001-31326	3.1	February 14, 2008

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on September 22, 2009	10-K	001-31326	3.3	September 28, 2009

3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on May 25, 2010	8-K	001-31326	3.1	May 28, 2010

3.5	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on December 22, 2011	10-Q	001-31326	3.1	February 14, 2011

3.6	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Senesco Technologies, Inc. filed with the State of Delaware on April 1, 2013	10-Q	001-31326	3.1	May 15, 2013

3.7	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on October 16, 2013	8-K	001-31326	3.1	October 21, 2013

3.8	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on September 29, 2014	8-K	001-31326	3.1	October 3, 2014

3.9	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on December 19, 2017	8-K	001-31326	3.1	December 22, 2017

3.10	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on December 19, 2017	8-K	001-31326	3.2	December 22, 2017

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.11	Certificate of Designations to the Company’s Certificate of Incorporation. (Series A)	8-K	001-31326	3.1	March 29, 2010

3.12	Certificate of Designations to the Company’s Certificate of Incorporation. (0% Series C Convertible Preferred Stock)	8-K	001-31326	3.1	May 6, 2015

3.13	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Eloxx Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Delaware on December 1, 2022.	8-K	001-31326	3.1	December 1, 2022

3.14	Amended and Restated Bylaws of Eloxx Pharmaceuticals, Inc.	8-K	001-31326	3.2	December 27, 2017

4.1*	Pre-Funded Common Stock Purchase Warrant, issued by Eloxx Pharmaceuticals, Inc. to Armistice Capital Masterfund Ltd., dated September 20, 2023

4.2*	Common Stock Purchase Warrant, issued by Eloxx Pharmaceuticals, Inc. to Armistice Capital Masterfund Ltd., dated September 20, 2023

4.3*	Form of Placement Agent Common Stock Purchase Warrant, dated September 20, 2023

10.1*	Securities Purchase Agreement, dated as of September 18, 2023, by and between Eloxx Pharmaceuticals, Inc. and Armistice Capital Master Fund Ltd.

10.2*	Performance Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement between Eloxx Pharmaceuticals, Inc. and Sumit Aggarwal, dated August 23, 2023

10.3*	Performance Stock Option Grant Notice and Stock Option Agreement between Eloxx Pharmaceuticals, Inc. and Sumit Aggarwal, dated August 23, 2023.

10.4*

Second Amendment, dated May 19, 2023, to the Loan and Security Agreement, dated as of September 30, 2021, by and among Hercules Capital, Inc., Eloxx Pharmaceuticals, Inc., Zikani Therapeutics, Inc. and the other parties thereto.

10.5*

Third Amendment, dated November 10, 2023, to the Loan and Security Agreement, dated as of September 30, 2021, by and among Hercules Capital, Inc., Eloxx Pharmaceuticals, Inc., Zikani Therapeutics, Inc. and the other parties thereto.

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
Date: November 13, 2023

	by:	/s/ Daniel E. Geffken
Daniel E. Geffken
Interim Chief Financial Officer
(Principal Financial Officer)