Form 10-K
period 2025-12-31
Eloxx Pharmaceuticals, Inc.
filed 2026-03-17
CIK 1035354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended December 31, 2023, 2024 and 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-31326

ELOXX PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-1368850
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

P.O. Box 274

10 Court Street

Arlington, MA 02476

(Address of Principal Executive Offices and Zip Code)

(781) 577-5300

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	ELOX	OTC Expert Market

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “accelerated filer”, “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2025, the last business day of the registrant’s most recently completed second quarter, was $330.00, based on the closing price for such stock as reported on the OTC Expert Market on that date.

As of March 12, 2026, there were 5,071,935 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

ELOXX PHARMACEUTICALS, INC.

i

Explanatory Note

Eloxx Pharmaceuticals, Inc. (“Eloxx”) is filing this comprehensive Annual Report on Form 10-K for the years ended December 31, 2023, 2024 and 2025 (the “Annual Report”) as part of its effort to become current in its filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This Annual Report is Eloxx’s first periodic filing with the Securities and Exchange Commission (the “SEC”) since filing the quarterly report on Form 10-Q for the quarterly period ended September 30, 2023, filed on November 13, 2023. Included in this Annual Report are our audited financial statements for the fiscal years ended December 31, 2023, 2024 and 2025, which have not been previously filed with the SEC.

Special Note Regarding Forward-Looking Statements

Eloxx Pharmaceuticals, Inc., together with its subsidiaries, is collectively referred to herein as “we,” “our,” “us,” “Eloxx” or the “Company”. Hyperlinks and web addresses are provided as a convenience and for informational purposes only. Eloxx bears no responsibility for the security or content of external websites.

This Annual Report and the other documents we have filed with the U.S. Securities and Exchange Commission (the “SEC”) that are incorporated herein by reference, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of present and historical facts contained in this Annual Report, including without limitation, statements regarding expected timing of trials and results from our clinical program, strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. Without limiting the foregoing, in some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “will,” “would,” “should,” “expect,” “explore,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “seeks,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. No forward-looking statement is a guarantee of future results, performance, or achievements, and one should avoid placing undue reliance on such statements.

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

•
We have been delinquent in our public filing obligations under the Securities Exchange Act of 1934, as amended, and there are no assurances that we will be successful in regaining compliance or, if regained, remaining current in our public filing obligations.
•
Our common stock is currently listed on the OTC Expert Market. The Nasdaq Stock Market LLC (“Nasdaq”) suspended trading in our common stock on the Nasdaq Capital Market as of October 16, 2023. Though we intend to seek an uplisting for our common stock to trade on the Nasdaq Capital Market, there are no assurances that we will be able to successfully uplist to the Nasdaq Capital Market or successfully maintain compliance with Nasdaq’s listing requirements.
•
We are heavily dependent on the success of our lead product candidate, exaluren. If exaluren does not achieve positive results during development or suffers any material development delays, it may adversely impact the commercial viability of exaluren and our business.
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
•
Our lead product candidate, including exaluren, may cause adverse events or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.
•
Even though we have received orphan drug designation from the FDA for exaluren for the treatment of cystic fibrosis, cystinosis, MPS I, AS, and Rett syndrome, we may not be able to maintain the benefits of orphan drug designation or obtain orphan drug marketing exclusivity for exaluren or any of our other product candidates for AS or other indications.
•
We may find it difficult to recruit and enroll patients in our clinical trials, which could cause significant delays in the completion of such trials or may cause us to abandon one or more clinical trials.
•
If we are unable to develop and commercialize our product candidates, our business will be adversely affected.
•
We are a clinical stage biotechnology company and have incurred significant operating losses since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or maintain profitability.
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

v

PART I

ITEM 1. Business

Company Overview

We are a clinical-stage biopharmaceutical company developing novel, small molecule product candidates designed to modulate the ribosome and promote readthrough of premature stop codons induced by nonsense mutations (“NMs”) to enable the production of full-length proteins. Targeting ribosome subunits provides a therapeutic approach to addressing a number of genetic diseases. According to the Human Gene Mutation Database, NMs account for approximately 10% to 12% of patients with a given genetic disease. There are over 7,000 inherited genetic diseases that collectively affect 350 million people worldwide. Our immediate focus is to advance the clinical development of our lead product candidate, exaluren, for the treatment of rare kidney diseases and, through our collaboration with Almirall, S.A. (“Almirall”), ZKN-013 for the treatment of rare skin diseases.

Exaluren is a novel eukaryotic ribosome-selective glycoside (“ERSG”) product candidate that is designed to induce premature termination codon (“PTC”) readthrough in the presence of NMs and promote the restoration of full-length proteins. We believe this mechanism has the potential to apply to all genetic diseases caused by NMs. We are initially developing exaluren to induce full-length Collagen IV protein for the treatment of Alport syndrome (“AS”) with NMs (“NMAS”). NMAS, a subset of AS, is a genetic kidney disorder that is caused by the loss of one of three Collagen IV subtypes, Collagen IV alpha 3 (“COL4A3”), alpha 4 (“COL4A4”), or alpha 5 (“COL4A5”), and the resulting loss of the Collagen IV alpha 3,4,5 trimer. This trimer is made in podocyte cells and required for the functioning of the filtration structure of the kidney comprising the glomerular basement membrane (“GBM”), foot processes (“FPs”) and slit diaphragms.

We estimate that NMAS affects roughly 6% to 7% of AS patients or approximately 5,000 patients in the United States and approximately 14,000 patients in developed countries and China. NMAS is characterized by hematuria and proteinuria, or blood and protein, respectively, in the patient’s urine and results in progressive kidney disease, hearing loss and eye abnormalities. The median age to kidney failure in patients with NMAS is 19 years and 30 years for patients with NMs in the COL4A3/4 genes and the COL4A5 gene, respectively. Although angiotensin converting enzyme inhibitor (“ACEi”) and angiotensin receptor blocker (“ARB”) therapies can slow progression to end-stage kidney disease, they do not prevent kidney failure, and there are no therapies approved by the U.S. Food and Drug Administration (“FDA”) specifically indicated to address the underlying genetic cause of AS. Exaluren has received Orphan Drug Designation for the treatment of AS from the FDA.

Exaluren has been tested in eight clinical trials including four Phase 1 studies in healthy volunteers, one Phase 2a study in NMAS, two Phase 2 studies in cystic fibrosis (“CF”) patients with NMs, and one Phase 2 study in nephropathic cystinosis patients with NMs. In total, 145 subjects have received at least one dose of exaluren during these clinical trials. In these studies, no dose-limiting toxicities were reported, and no serious adverse events were attributed to exaluren.

We conducted a proof-of-concept Phase 2a open-label monotherapy trial in the United Kingdom in three patients with autosomal recessive AS and a NM in the COL4A4 gene. All three patients showed a reduction in podocyte foot process effacement ("FPE"), which is the flattening and loss of specialized kidney cell structures that form the filtration barrier and attach to the podocytes and GBM, in transmission electron microscopy (“TEM”) images. FPE is a hallmark of kidney diseases including AS and the severity of FPE has historically been associated with time to kidney failure. TEM images of biopsy samples also showed an improvement in the GBM width in all treated patients. FPE was also measured as a 50% increase in the filtration slit density (“FSD”). These results were consistent with exaluren’s proposed mechanism of functional full-length protein restoration as reflected by improvements in GBM architecture and FPE observed in kidney biopsies. We plan to initiate a Phase 2b clinical trial in the first half of 2026 for exaluren in NMAS patients and anticipate topline data from the initial 16-week placebo-controlled part of the study by mid-2027 with the final readout by the end of 2027.

Our pipeline also includes a preclinical program evaluating exaluren for the treatment of autosomal dominant polycystic kidney disease (“ADPKD”) in patients that have NMs (“nmADPKD”). ADPKD is the most common monogenic kidney disease based on genetic diagnosis, affecting approximately 160,000 to 200,000 patients in the United States. The PKD1 gene encodes polycystin-1 (“PC1”) and the PKD2 gene encodes polycystin-2 (“PC2”), these are proteins that regulate cell growth and fluid secretion in kidney tubules. Loss of functional PC1 or PC2 protein leads to uncontrolled cyst formation. Approximately 26% of ADPKD patients have NMs in the PKD1 and PKD2 genes resulting in a prevalence of approximately 40,000 to 50,000 patients in the United States. Patients experience hypertension, kidney stones, urinary tract infections, heart valve abnormalities, hematuria and increased probability of aortic aneurysm. Formation of these cysts eventually leads to nephromegaly (kidney enlargement) and end-stage renal disease. The only approved therapy for ADPKD, tolvaptan, does not address the underlying genetic cause and carries significant tolerability limitations. Preclinical organoid and cellular models have shown increased PC1 and PC2 gene expression following treatment with exaluren. We plan to initiate enrollment in a Phase 2 trial of exaluren for the treatment of nmADPKD in 2027 following protocol finalization and clearance of an Investigational New Drug application (“IND”) by the FDA. We anticipate topline data from this trial by mid-2028.

We are also developing ZKN-013, an oral ribosome modulating agent (“RMA”) with structural similarity to azithromycin that induces PTC readthrough. In March 2024, we entered into an exclusive global rights agreement with Almirall (the “Almirall License Agreement”) for Almirall to develop and commercialize ZKN-013 for the use in orphan dermatological diseases. Through this collaboration, we are developing ZKN-013 for the treatment of recessive dystrophic epidermolysis bullosa (“RDEB”) and junctional epidermolysis bullosa (“JEB”) with NMs. RDEB and JEB are rare skin diseases characterized by mutations in the Collagen VII (RDEB) and LAMB3 (JEB) proteins. We estimate that there are approximately 4,000 patients with NMs in these diseases in the major markets of the United States, Japan and Western Europe. Patients with these diseases suffer from severe skin bruising, wounds and internal lesions resulting in increased risk of skin cancer and severe malnourishment. Under the Almirall License Agreement, we received an upfront payment of $3 million and a development milestone of $3 million in 2024. Almirall is responsible for development and commercialization of ZKN-013 and we are eligible to receive up to approximately $470.0 million in additional development, regulatory and commercial milestone payments as well as tiered royalties based on global sales. The agreement may be terminated under specified circumstances, including for convenience by Almirall, in which case rights may revert to us.

Our Product Candidates

We are working to unlock the potential of the ribosome in order to transform genetic diseases. Ribosomes form the translation machinery that generates functional proteins from genetic sequences. By modulating ribosome subunits, we believe we have the potential to advance product candidates for the subset of genetic diseases with NMs, such as AS, ADPKD, RDEB, JEB, familial adenomatous polyposis (“FAP”) and CF.

Our product candidates, exaluren and ZKN-013, are novel small molecules based on antibiotic aminoglycoside and macrolide molecules that have previously shown potential for PTC readthrough. Exaluren and ZKN-013 are designed to promote PTC readthrough with human ribosome selectivity, potentially offering lower toxicity and positioning them to address defects caused by NMs. While antibiotic macrolides and aminoglycosides have shown activity in clinical and preclinical studies, significant safety, tolerability and delivery limitations have prevented further development for human diseases. We believe exaluren and ZKN-013 are designed to be safer, more potent and easier to deliver than aminoglycoside and macrolide antibiotics.

Nonsense Mutations

According to the Human Gene Mutation Database, NMs account for approximately 10% to 12% of patients with a given genetic disease. NMs are single point mutations within the DNA sequence which are either inherited or acquired. The disease phenotypes caused by NMs are frequently more severe than those caused by other kinds of mutations because these mutations often lead to a complete loss of protein production or function. The ribosome manufactures proteins one amino acid at a time designated by a series of three nucleotides, called a codon. An NM leads to a PTC in the messenger RNA (“mRNA”) and the production of truncated, non-functional proteins. In simple terms, an NM changes the codon for an amino acid into the codon for a “STOP” signal in mRNA, leading to the formation of a truncated protein with loss of function.

Patients with diagnosed NMs on one or both alleles represent a high unmet medical need. NMs are involved in a large number of genetic diseases such as AS, ADPKD, RDEB, JEB, FAP and CF. There are no FDA-approved small molecule therapies specifically designed to promote ribosomal readthrough in genetic kidney diseases caused by NMs.

Readthrough of NMs is a naturally occurring process that can be attributed to the redundancy in the three-nucleotide codon structure. During readthrough, either the typical healthy or a near-cognate substitute amino acid occurs resulting in the continuation of translation for full-length proteins. Exaluren and ZKN-013 are designed to enhance the likelihood of readthrough by modulating the ribosome and changing the translational equilibrium away from release factors that signal a stop to translational factors that signal continued amino acid incorporation. Multiple compounds within our RMA and ERSG library are designed to evaluate the readthrough of the premature stop codon.

Exaluren: Novel ERSG with Therapeutic Potential to Mediate Nonsense Mutation Disease

Exaluren is a novel ERSG product candidate designed to increase the PTC readthrough mechanism of aminoglycoside antibiotics, such as gentamicin, with increased selectivity for the human ribosome to make it more suitable for chronic use to treat human genetic diseases with NMs.

Aminoglycoside antibiotics, such as gentamicin, have been extensively studied for their potential to promote the restoration of full-length proteins by the mechanism of PTC readthrough in preclinical studies in various genetic diseases with NMs, including NMAS, and in several clinical studies in patients with NMs, including RDEB, JEB, CF and Duchenne muscular dystrophy in adult and pediatric patients. However, gentamicin and similar antibiotic aminoglycosides are weak binders to the human ribosome and thus require high doses for activity. They are also poorly tolerated and cause heightened risk of kidney damage and hearing loss from chronic use due to their strong inhibition of mitochondrial protein translation.

Due to the markedly decreased affinity for the bacterial and mitochondrial ribosomes, ERSG compounds like exaluren have little of the antibiotic activity associated with aminoglycosides. In in vitro mitochondrial protein translation assays, exaluren showed an approximately 57-fold higher IC50 relative to gentamicin, indicating lower inhibition under the assay conditions tested. In bacterial growth inhibition assays, exaluren showed over a 100-fold higher minimum inhibitory concentration (“MIC”) relative to gentamicin. Additionally, in reporter assays with a PTC, exaluren showed higher read-through activity than gentamicin. We believe this result may reflect higher selectivity towards the human ribosome. ERSGs are selective for the human ribosome and have markedly lower affinity for the mitochondrial ribosome, which we believe may reduce the risk of mitochondrial-associated toxicity with chronic use.

Exaluren, like aminoglycosides, is transported into cells via megalin, which is expressed in renal and epithelial tissues and supports intracellular delivery in the kidney and other relevant cell types. Modeling of human tissue drug exposures based on animal studies showed that exaluren could achieve approximately a 50-fold higher exposure in kidney cells compared to plasma, supporting its evaluation for treatment of kidney diseases.

The mechanism of exaluren is gene agnostic. Therefore, models of comparable diseases caused by NM variants that introduce PTCs, such as ADPKD, CF and cystinosis, from NMs, can be used to evaluate the efficacy of exaluren in vivo. In animal models, exaluren has shown functional readthrough across multiple genes and NMs, including in a CtnsY226X/Y226X cystinosis mouse model, where treatment resulted in a 30% reduction in kidney cystine levels.

Development Program for Exaluren for the Treatment of NMAS

AS, a rare genetic kidney disorder caused by mutations in the COL4A3/4/5 genes, is characterized by podocyte injury and impaired kidney filter function leading to proteinuria and kidney failure. Podocytes are specialized cells that produce Collagen IV proteins and the Collagen alpha IV 3,4,5 trimer needed for the functional integrity of the GBM. They bind to the GBM with finger-like extensions called foot processes that enable efficient ultrafiltration. Mutations in Collagen IV genes result in FPE and thus loss of podocytes and proteinuria in all cases of AS. Exaluren is designed to promote restoration of functional protein and showed improvement in FPE in NMAS patients in a small (n=3) open label Phase 2a study.

Exaluren has been tested in eight clinical trials, including four Phase 1 studies in healthy volunteers, one Phase 2a study in NMAS, two Phase 2 studies in CF patients with NMs, and one Phase 2 study in nephropathic cystinosis patients with NMs. In total, 145 subjects received at least one dose of exaluren during these clinical trials, including doses up to 10-fold higher than those planned for the Phase 2b trial in NMAS. In these studies, no dose-limiting toxicities were reported, and no serious adverse events were attributed to exaluren. Exaluren was also not associated with clinically significant nephrotoxicity or ototoxicity. Results from the Phase 2 clinical studies in CF and cystinosis studies highlighted the need for higher tissue exposures to translate biological activity to clinical efficacy. The biological property of exaluren to concentrate in kidney cells supported advancing exaluren in NMAS patients.

Exaluren has shown 2-fold to 10-fold full-length COL4A5 protein induction in cell-based reporter assays that measured light levels. These results are consistent with results of exaluren treatment in other cell-based assays with other genes. Protein restoration therapies apart from exaluren in AS mice models with a complete loss of Collagen IV protein or a NM in Collagen IV have shown improvements in the structure, kidney function and survival with 3 weeks to 16 weeks of treatment.

Building on the cellular PTC readthrough results described above, the breadth of preclinical results showing the potential treatment effect with exaluren and the specific studies in AS mice with other genetic therapies, we advanced exaluren for the restoration of the Collagen IV protein for the treatment of AS. We have received Orphan

Drug Designation for the treatment of AS from the FDA. We conducted a Phase 2a trial in patients with NMAS and we plan to initiate, subject to patient enrollment, a Phase 2b clinical trial in the first half of 2026 for exaluren in NMAS, patients and anticipate topline data from the initial 16-week placebo-controlled part of the study by mid-2027 with the final readout by the end of 2027.

Phase 2a Trial in NMAS Patients

We conducted a Phase 2a trial in the United Kingdom with three NMAS patients with NMs in the COL4A4 gene aged 12 to 18 years. Patients received a daily dose of exaluren subcutaneously at 0.75 mg/kg for eight weeks with a three-month follow-up, with kidney biopsies performed before and after treatment to assess Collagen IV expression and podocyte morphology. This study was not powered to assess statistical significance for changes in efficacy and the primary objective of the study was to assess safety. The secondary objective of this study was to evaluate exaluren’s mechanism of action through protein restoration of Collagen IV expression and associated structural changes in kidney biopsies and in clinical markers of kidney function. Efficacy was assessed by measuring changes in urine protein-to-creatinine ratio (“UPCR”) and hematuria and by measuring the protein expression change from baseline and structural changes in kidney biopsies. Structural changes upon Collagen IV restoration were assessed by change in podocyte FPE and its quantitative correlates of FSD and Foot Process Width (“FPW”).

All three patients treated with exaluren showed an improvement in FPE. TEM images showed a reduction from widespread to moderate segmental FPE, reduced FPW and an improvement in the GBM in all treated patients. These changes were consistent with structural improvement in components of the kidney filtration architecture as assessed in biopsy specimens. Collagen IV also increased in all patients, supporting exaluren’s proposed mechanism of protein restoration and associated structural changes in kidney biopsies. At the end of treatment UPCR reduced by approximately 37% in one patient and nominally increased in the other 2 patients, although the high variability in measurements within each patient at each time point limited interpretability. These observations were limited to biopsy-based structural assessments and did not establish long-term functional outcomes.

Patients had an average increase of 50% in FSD (50%, 13.3% and 116%) reaching 80% of healthy levels consistent with TEM assessments of FPW. FSD was measured on an automated, blinded and unbiased basis in kidney biopsy tissue by NIPOKA using an automated high-resolution image analysis approach. In each sample, FSD was averaged across individual cells (“glomeruli”). Glomerular FSD distributions showed clear, consistent, upward shifts in all participants, consistent with improvement observed across sampled glomeruli.

Protein immunofluorescence staining analyses also showed a mean 72% (38.5%, 8.3% and 170.8%) increase in the average Collagen IV alpha 3 and alpha 4 proteins, which were consistent with the qualitative assessments of high-resolution imaging following similar staining. Structural improvements in Collagen IV alpha 5 were observed in independent assays, providing further evidence of the formation of the Collagen IV alpha 3,4,5 trimer. The changes in FSD were proportional to and consistent with these changes in protein expression.

The biopsy analyses were conducted using multiple complementary methodologies, including TEM, fresh frozen tissue immunofluorescence staining, and formalin-fixed paraffin-embedded tissue analyses. Quantitative image analysis was performed in a blinded manner with respect to treatment timing, and independent laboratories were engaged to assess structural and protein expression endpoints. Improvements in FSD, FPW, and Collagen IV expression were observed consistently across biopsy preparation methods and analytical techniques, supporting the structural findings. Variability in response may reflect differences in baseline disease severity, specific mutation type, or other patient-specific factors; however, the small sample size limits conclusions regarding predictors of response.

Phase 2b Trial in NMAS Patients

Subject to patient enrollment, we plan to initiate a Phase 2b clinical trial in the first half of 2026 for exaluren in NMAS and anticipate topline data from the initial 16-week placebo-controlled part of the study by mid-2027 with the final readout by the end of 2027. The Phase 2b trial is a randomized, double-blind, placebo-controlled, delayed-start study designed to evaluate the efficacy and safety of exaluren. We plan to enroll approximately 24 NMAS patients aged 12 and older with a confirmed genetic diagnosis of a loss-of-function NM in one of the COL4A3/4/5 genes. The study will utilize a 2:1 randomization at screening to either exaluren or placebo. Patients will receive treatment for 16 weeks. At 16 weeks, placebo patients will be switched to exaluren treatment, while patients randomized to exaluren will continue to receive exaluren for an additional 16 weeks. Treatment assignment will be double-blind for the entire duration of the treatment period.

The primary efficacy endpoint for non-U.S. pediatric patients and all adult patients is to evaluate the effect of exaluren on structural changes in podocyte FPE as measured by change in FSD in kidney biopsies. In the United States, the FDA did not support the use of protocol-mandated repeat kidney biopsies in pediatric patients for efficacy assessment in this Phase 2b study, citing the absence of a prospect of direct benefit sufficient to justify the risks under 21 CFR 50.52. Accordingly, for U.S. pediatric patients, the primary objective is safety and tolerability, while biopsy-based structural endpoints are being evaluated in non-U.S. pediatric and adult patients where permitted by local regulatory authorities. The key secondary objective for all patients will be to assess the effect of exaluren on reducing proteinuria, as measured by UPCR in all patients. The study size and randomization were determined with consideration of the number of patients expected to contribute evaluable biopsy data in the patient populations where repeat biopsies are permitted.

The severity of FPE has been associated with time to kidney failure in a recent study of more than 800 kidney disease patient biopsies. In published studies across multiple kidney diseases, including AS, higher FSD, a quantitative measurement of the degree of FPE has been associated with lower proteinuria. In certain kidney diseases, including IgA nephropathy and focal segmental glomerulosclerosis, publicly available approval decisions have reflected the use of proteinuria reduction measures, such as UPCR, as clinically meaningful endpoints. However, while the Phase 2b trial has been submitted and allowed by the FDA and clinical trial authorization has been obtained from the UK Medicines and Healthcare products Regulatory Agency, FSD has not been validated as a surrogate endpoint for clinical benefit in AS, and regulatory authorities have not determined that changes in FSD are sufficient to support approval. However, the FDA has initiated efforts through the Alport Syndrome Surrogate Endpoint Network (ASSENT) working group to assess new surrogate endpoints, including biopsy changes, to support the potential future approval of drugs to treat AS.

Development Program of Exaluren for the Treatment of ADPKD

ADPKD is a monogenic cystic tubular disease. Mutations in the PKD1 and PKD2 genes lead to renal cyst formation, kidney enlargement, and extrarenal organ involvement. Patients experience hypertension, kidney stones, urinary tract infections, heart valve abnormalities, hematuria, and increased probability of aortic aneurysm. Formation of these cysts eventually leads to nephromegaly and end-stage renal disease. ADPKD patients with NMs represent approximately 26% of ADPKD patients or approximately 40,000 to 50,000 patients in the United States.

In preclinical organoid and cellular models of ADPKD with NMs, exaluren showed increased PC1 and PC2 protein expression following treatment, with associated reductions in cyst formation and cyst expansion observed in these experimental systems. In certain organoid models, 14-day treatment resulted in 10% to 75% exposure-dependent increase in PC1 and PC2 protein expression across different PKD1 and PKD2 NM organoid models and experimental conditions. Independent studies in ADPKD mice, conducted using other genetic or therapeutic approaches that did not evaluate exaluren, have also shown that restoration of PC1 and PC2 proteins can shrink cysts and overall kidney size. Independent clinical efforts in ADPKD have explored strategies aimed at increasing PC1 expression, with early-stage studies evaluating the potential relationship between protein restoration and changes in disease-related parameters. These studies are mechanistically distinct from exaluren and remain investigational.

We believe our clinical data in NMAS and preclinical findings in ADPKD models provide a scientific rationale for further clinical evaluation of exaluren in nmADPKD. We plan to initiate enrollment in a Phase 2 trial of exaluren for the treatment of nmADPKD in 2027 following finalization of and IND clearance by the FDA for the trial. We anticipate topline data from this trial by mid-2028.

ZKN-013: RMA with Therapeutic Potential to Mediate Nonsense Mutations in Epidermolysis Bullosa

In collaboration with Almirall, we are developing ZKN-013 for the treatment of RDEB, a rare dermatological disease. Under the Almirall License Agreement, Almirall is conducting a Phase 1 clinical trial of ZKN-013 in healthy volunteers to evaluate safety. EB is a group of rare inherited skin disorders that cause the skin to become fragile, where any trauma or friction to the skin can cause painful blisters. RDEB and JEB are the two main types of EB.

RDEB is caused by mutations in the COL7A1 gene, which codes for the COL7A1 protein. NMs in COL7A1 represent approximately 30% to 40% of all mutations in COL7A1. The COL7A1 gene is involved in coding for Collagen VII, which helps attach the epidermis to underlying layers of skin. Worldwide, RDEB affects approximately 4,000 patients with NMs, with most RDEB patients developing skin cancer by age 35. JEB is most commonly caused by mutations in the LAMA3, LAMB3 and LAMC2 genes, which encode the protein laminin-332 that plays an important role in strengthening and stabilizing the skin. NMs in LAMB3 genes represent approximately 70% of all mutations while those in LAMA3 and LAMC2 account for approximately 32% and 53%, respectively. Infants suffering from EB are typically born with widespread blistering and areas of missing skin, often caused by trauma during birth. The average mortality of patients with JEB is 18 months. Approved therapies to treat RDEB and JEB include gene-based approaches designed to promote the restoration of Collagen VII expression; however, these therapies only address disease management and topical wound treatment but not the systemic treatment of the underlying genetic defect.

Like macrolide antibiotics in bacteria, ZKN-013 is postulated to interact with the nascent peptide exit tunnel in the human ribosome and incorporate a near-cognate amino acid at the PTC thus preventing premature termination of translation. In preclinical models, ZKN-013 showed Collagen VII restoration and functional improvement in patient cells across a range of mutations comparable to high-dose gentamicin, which has demonstrated evidence of functional improvement in prior clinical studies conducted at the University of Southern California.

We are developing ZKN-013 in collaboration with Almirall to address the NMs that are the underlying cause of RDEB and JEB. Preclinical results supported the potential for RMAs, such as ZKN-013, to promote the restoration of functional collagen protein at levels comparable to gentamicin, which has shown activity in prior RDEB clinical studies.

Our Team and History

We are led by a management team with extensive experience in clinical drug development and commercialization. Sumit Aggarwal, our Chief Executive Officer, has more than 25 years of experience in pharmaceutical and biotechnology commercial operations, investment management, and management consulting. Prior to Eloxx, Mr. Aggarwal was the Chief Executive Officer and a director of Zikani, a company focused on ribosomal modulation for rare diseases. Prior to this, Mr. Aggarwal was interim President and Chief Financial Officer of Progenity, Inc. Our management team also includes Teji Singh, our Head of Clinical Development, Dr. Roger Clark, our Head of Discovery Sciences and Daniel Geffken, our Interim Chief Financial Officer. Dr. Singh has more than 20 years of clinical development experience, including in orphan drug development, with several primary product approvals in gene, oligonucleotide and antibody therapies. Prior to Eloxx, Dr. Singh had various clinical development roles at Sarepta Therapeutics, Shire, and Sanofi-Genzyme. Dr. Clark has more than 25 years of experience in drug design and process development and previously held related roles at Bayer Pharmaceuticals, Critical Therapeutics, Tetraphase Pharmaceuticals, and Zikani Therapeutics. Mr. Geffken has more than 35 years of financial experience across a variety of biotechnology companies.

Shares of our common stock were traded on Nasdaq until October 16, 2023, when our shares were delisted for failing to comply with Nasdaq Listing Rule 5550(b)(2), requiring a market value of listed securities of at least $35.0 million. Following the delisting from Nasdaq, we had limited access to capital and became delinquent in our reporting obligations under the Exchange Act when we were unable to file our Annual Report on Form 10-K for the year ended December 31, 2023. Between October 2023 and August 2025, our primary source of capital was the Almirall License Agreement, which provided $6.0 million in upfront payments and development milestones, and short-term bridge loans from our lender, Domicilium. During this period, while operating with resources and reduced headcount including minimal staffing for our clinical, research and development and finance teams, we continued to collect and analyze data from our Phase 2a trial of exaluren in AS and engaged with the FDA regarding our trial design for our planned Phase 2b trial.

In August 2025, we entered into a securities purchase agreement with Coastlands Capital Partners LP (“Coastlands”), pursuant to which Coastlands invested $15.0 million and Domicilium invested $2.0 million and converted all of the outstanding indebtedness under our Loan and Security Agreement between August 2025 and March 2026. With renewed access to capital, we initiated the process to complete the audits of our consolidated financial statements for the fiscal years ended December 31, 2023, 2024 and 2025 to regain compliance with our Exchange Act reporting obligations, which is required for our planned uplisting to the Nasdaq Capital Market.

Our Strategy

•
Advance exaluren as a novel disease-modifying therapy for NMAS.
•
Further accelerate exaluren’s development as a disease-modifying therapy for ADPKD.
•
Explore the development of exaluren in other rare diseases driven by NMs with high unmet needs.
•
Evaluate and execute strategic partnerships and collaborations to maximize the potential of our compound library.

Intellectual Property

Patent Portfolio

As of December 31, 2025, we owned or licensed 66 issued patents and 101 pending patent applications in the U.S. and abroad, not including U.S. provisional applications. Our licensed and owned patent portfolio includes patents and applications relating to our lead compound, exaluren (formerly known as NB124), and over 40 other read-through inducing compounds, as well as methods of making and using these compounds. Each of our patent families is described briefly below.

With regard to exaluren, our primary composition of matter coverage derives from a patent family that we exclusively in-licensed under the Research and License Agreement (the “Technion Agreement”) with Technion Institute for Research and Development Ltd. (“TRDF”), dated August 29, 2013. As of February 4, 2026, this family included issued patents in the United States, Europe, Canada, Hong Kong, Israel, and Japan. Issued patents in this family have claims directed to exaluren and other read-through inducing compounds, as well as claims directed to pharmaceutical compositions of the disclosed compounds and methods of using the compounds and compositions to treat genetic disorders associated with premature stop codon mutations including cystic fibrosis, nephropathic cystinosis, DMD, ataxia-telangiectasia, Hurler syndrome, hemophilia A and B, Usher Syndrome, and Tay-Sachs disease. Patents that have issued or which may issue in the future from this family are currently expected to expire in 2031, not including any extensions of term for which we may be eligible and that we may be granted.

We own additional patent families that may provide additional protection for specific methods of using or manufacturing exaluren beyond the anticipated expiration date of the primary composition of matter patents.

The first of these families is directed to methods for large-scale synthesis of exaluren and other read-through inducing compounds. As of February 4, 2026, this family included issued patents in the United States, Australia, India, and Japan. Patents that have been issued or which may issue in the future from this family are currently expected to expire in 2038, not including any extensions of term for which we may be eligible and that we may be granted.

The second family is directed to methods of using exaluren and other read-through inducing compounds to treat various ocular conditions associated with NMs, including retinitis pigmentosa, Usher Syndrome, Stickler Syndrome, aniridia, Leber congenital amaurosis, and choroideremia. As of February 4, 2026, this family included issued patents in Japan, India, and Mexico, and pending applications in Canada, Philippines, Singapore, and South Africa. Patents that have issued or which may issue in the future from this family are currently expected to expire in 2038, not including any extensions of term for which we may be eligible and that we may be granted.

The third patent family is directed to methods of using exaluren and other read-through inducing compounds to treat Rett syndrome. As of February 4, 2026, this family included one issued patent in the United States, which is currently expected to expire in 2038, not including any extensions of term for which we may be eligible and that we may be granted.

Two additional patent families in-licensed under the Research and License Agreement with TRDF are directed to additional read-through inducing compounds.

The first of these families includes claims directed to ELX-03 (formerly known as NB84) and other read-through inducing compounds, as well as claims directed to pharmaceutical compositions and methods of using the compounds and compositions to treat genetic disorders including cystic fibrosis, DMD, ataxia-telangiectasia, Hurler syndrome, hemophilia A, hemophilia B, Usher Syndrome, and Tay-Sachs disease. As of February 4, 2026, this family included issued patents in the United States, Europe, India, Israel, and Japan. Patents that have issued from this family are currently expected to expire in 2027 and 2028, not including any extensions of term for which we may be eligible and that we may be granted.

The second family includes claims directed to ELX-10 (formerly known as NB157) and other read-through inducing compounds and pharmaceutical compositions and uses thereof. As of February 4, 2026, this family included issued patents in the United States, Israel and Japan. Patents that have issued from this family are currently expected to expire in 2036, not including any extensions of term for which we may be eligible and that we may be granted.

Patent Term Extension

The term of a U.S. patent is 20 years from its earliest effective nonprovisional or international patent application filing date, assuming all maintenance fees are paid, the patent has not been terminally disclaimed, and the patent has not been invalidated through administrative and/or court proceedings. The term of foreign patents varies but is generally also 20 years from the earliest effective filing date. In certain instances, the term of U.S. and certain foreign patents may be extended.

In the United States, patent term may be extended in certain instances by patent term adjustment (“PTA”), which compensates for administrative delays by the U.S. Patent & Trademark Office during the prosecution of such patent. We have received a PTA for one of our exclusively licensed patents relating to ELX-01 and other related read-through inducing compounds, extending the expiration date of that patent from 2027 to 2028. However, we do not know whether any PTA will be granted for any of our future patents.

For pharmaceutical products that have received FDA approval, the term of a U.S. patent covering the approved product, a method of manufacturing the approved product, or an approved method of use of the product may be extended under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act, in certain instances if specific statutory and regulatory requirements are satisfied. The Hatch-Waxman Act provides for a patent term extension, or PTE, of up to five years as compensation for effective patent term lost during the FDA regulatory review process. PTE is only available for the first approved use of a particular product, the total patent term including the restoration period must not exceed 14 years from the date of FDA approval, and only one patent may be extended for a particular regulatory review period. In the EU, a similar mechanism exists for extending patent term up to five years through the grant of a Supplementary Protection Certificate (“SPC”) following European Medicines Agency (the “EMA”) approval. Similar regulatory extensions are available or may be available in the future in other jurisdictions. If and when exaluren or other of our read-through inducing compounds are approved by the FDA, EMA, or other foreign regulatory authorities, we will apply for these and other patent term extensions on patents covering the approved products, methods of use, or methods of manufacture if the patents are eligible for such extension. However, we cannot provide any assurance that such extensions will be granted for any of our currently issued or future patents.

Trade Secrets and Know-How

With respect to our ERSG-based technology platform, we primarily rely on trade secrets and know-how to protect the proprietary nature of our platform. However, trade secrets and know-how can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by confidentiality agreements with our employees, consultants, scientific advisors, CROs, contract manufacturers and contractors. We also seek to preserve the integrity and confidentiality of our data, know-how and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our employees, consultants, scientific advisors, CROs, contract manufacturers, contractors or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

License Agreements

Research and License Agreement with Technion Research and Development Foundation Ltd. ("TRDF")

On August 29, 2013, we entered into the Technion Agreement with TRDF, which was further amended and supplemented to reflect, among other things, the assignment of patents and extension of research periods, with respect to certain technology relating to aminoglycosides and the redesign of aminoglycosides for the treatment of human genetic diseases caused by premature stop mutations and further results of the research of the technology, in order to develop and commercialize products based on such technology. The Technion Agreement provides us with an exclusive, worldwide, non-transferrable license, with a right to grant sublicenses, and royalty-bearing licenses under the TRDF inventions, TRDF patent rights, TRDF’s interest in the joint inventions and joint patent rights, and certain materials and research results owned by TRDF, solely with respect to products in the field of prevention, diagnosis or treatment of any human disease or condition therefor.

In return for the license we agreed to pay TRDF (i) aggregate milestone payments of up to $6.5 million with respect to each licensed product upon the achievement of certain pre-defined goals by us or one of our sublicensees including upon first dosing of a patient in a Phase 2 clinical study (which we paid to TRDF in 2020 for exaluren); upon first dosing of a patient in a pivotal study; and upon the first approval of a new drug application (NDA); (ii) certain royalties in the low- to mid-single-digit percentages of all net sales (subject to change in the case of (a) sublicensing to a pharmaceutical or biotechnology company, or (b) payment of royalties to third parties, or (c) commercialization by a third party of an authorized generic to a licensed product); and (iii) a mid-single-digit to low-double-digit percentage of any non-royalty sublicense income. In addition to the milestone payments, we undertook to annually fund the research activities under the license, currently in the estimated annual amount of $0.1 million per year.

Under the Technion Agreement, TRDF reserved the right, for itself, to the Technion and other not-for-profit research organizations to utilize the technology solely for educational purposes. Furthermore, Professor Timor Baasov, the principal investigator, had ongoing research programs involving covered compounds (as defined in the agreement) that are being funded by the National Institute of Health in the U.S., or the NIH, under sub-awards from the University of Alabama and the University of Michigan, and it is possible that such research programs will overlap with the research conducted according to the terms of our agreement. In the case of any such overlap, the work product of such research will be subject to the terms and conditions of such sub-awards, including certain obligations under 35 U.S.C. §§ 200-212 or 37 C.F.R. § 401 et seq. in the case of any TRDF inventions that are also “subject invention” as defined in 35 U.S.C. § 201.

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

License Agreement between Zikani and President and Fellows of Harvard College ("Harvard")

On February 10, 2015, Zikani entered into an agreement with the President and Fellows of Harvard to license certain patent rights owned by Harvard. This license agreement was subsequently amended and restated on March 31, 2020 and further amended on July 17, 2024 (the “Harvard Agreement”). Under the Harvard Agreement, Harvard is entitled to receive clinical and regulatory milestone payments totaling up to $3.6 million in the aggregate per licensed product approved in the United States, a major European country, and Japan. The Company is also obligated to make additional royalty payments to Harvard upon the occurrence of certain sales milestones per licensed product up to a mid-single digit royalty percentage. The royalty percentage depends on the product and whether such licensed product is covered by a valid claim within the certain patent rights that the Company licenses from Harvard. The Company is also obligated to make tiered non-royalty sublicense income payments of mid- to high single digit percentage to low double-digit percentage of any non-royalty sublicense income. Additionally, the Company is obligated to pay Harvard a percentage of income associated with transferring a priority review voucher from the FDA.

Almirall has agreed to assume responsibility for the payment and performance obligations under the Harvard Agreement as sublicensee which ultimately depends on Almirall’s development and commercialization of ZKN-013.

Under this agreement, the Company has an exclusive, worldwide, royalty-bearing license under Harvard’s interest in the patent rights, and a non-exclusive, worldwide, royalty-bearing license under Harvard’s interest in the Harvard know-how, solely to develop, make, have made, use, offer for sale, sell, have sold and import and export licensed products solely for the use of macrolides in humans and non-human animals, including, without limitation, the diagnosis, prevention and/or treatment of antibacterial infection, inflammation and immunomodulation.

Harvard retains the right, for itself and for other not-for-profit research organizations, to practice the patent rights within the scope of the license granted above, solely for non-commercial research, educational and scholarly purposes; however, nothing in the Harvard Agreement shall be construed as permitting Harvard or any such not-for-profit research organization to grant any rights to any third party, including any for-profit sponsor, to practice or exploit any of the patent rights for any commercial purpose that would be inconsistent with the terms of the exclusive license of the patent rights, including any right to develop, manufacture, market or sell licensed products for use of macrolides in humans and non-human animals, including, without limitation, the diagnosis, prevention and/or treatment of antibacterial infection, inflammation and immunomodulation; and the United States federal government retains rights in the patent rights pursuant to 35 U.S.C. §§ 200-212 and 37 C.F.R. § 401 et seq., and any right granted in this agreement greater than that permitted under 35 U.S.C. §§ 200-212 or 37 C.F.R. § 401 et seq. will be deemed modified.

License Agreement between Eloxx and Almirall

On March 11, 2024, the Company entered into the License Agreement with Almirall (the “Almirall License Agreement”). Under the terms of the Almirall License Agreement, Almirall obtained global rights to develop and commercialize ZKN-013 for the potential treatment of rare dermatological and other diseases associated with NMs.

Under the Almirall License Agreement, the Company received an upfront payment and is eligible to receive additional payments throughout the potential development phases, including development and sales milestones of up to approximately $470.0 million and tiered royalties of mid-single to low-double digit percentages of any future global net sales of licensed products during the applicable royalty term. The achievement and timing of the milestones depend on the success of development, approval and sales progress, if any, of commercial products developed through the collaboration in the future.

During the year ended December 31, 2024, we recorded $6.4 million in license and service revenue from the Almirall License Agreement, of which $3.0 million related to the achievement of a development milestone.

In March 2025, Almirall informed us of its decision to not exercise the option for continued research and development services under the Almirall License Agreement, as permitted within the Almirall License Agreement, thereby relieving us of our remaining responsibilities under the Almirall License Agreement. We remain eligible to receive additional payments throughout the potential development phases, including development and sales milestones of up to approximately $470.0 million and tiered royalties based on any potential future global sales.

Royalty and Revenue Sharing Agreement

On July 10, 2024, as a condition of Domicilium’s entry into the Sixth Hercules Amendment and in consideration of the Tranche 2 Advance, the borrowers and the Company entered into a Royalty and Revenue Sharing Agreement, as amended on March 2, 2026 (the “Royalty Agreement”) with Domicilium. Capitalized terms under this heading “Royalty and Revenue Sharing Agreement” not otherwise defined herein have the definitions ascribed to them in the Royalty Agreement.

Under the Royalty Agreement, the Company agreed to pay to Domicilium an amount equal to (i) (x) a low-mid-double-digit percentage of the Development and Launch Milestone Payments for the several next occurring Development and Launch Milestone Events (as defined in the Almirall License Agreement), minus (y) the amounts required to be paid by the Company pursuant to certain vendors as defined in the Royalty Agreement, and (ii) (x) a low-mid-double-digit percentage of (1) each subsequent Development and Launch Milestone Payment plus (2) any Priority Review Voucher Income (as defined in the Almirall License Agreement) realized by Eloxx, less (y) any amount of such Development and Launch Milestone Payments which are due to Harvard University pursuant to the Harvard License Agreement, provided the aggregate amount paid to Domicilium shall not exceed an amount in the mid-double-digit millions. Each Milestone Sharing Payment shall be applied as a repayment or prepayment, as applicable, of the Loans (as defined in the Amended Loan Agreement) (including all interest and fees thereon) owed to Domicilium, if any such Loans remain outstanding.

The Royalty Agreement provides for an amount based on a percentage of the aggregate of (without duplication) the net sales, royalties and any other income or revenue realized by the Company solely related to or arising from the exaluren compound or any exaluren product, calculated in accordance with U.S. GAAP (collectively, the “exaluren Revenue”) (the “exaluren Revenue-Based Payment”). The exaluren Revenue-Based Payment with respect to each fiscal quarter shall be less than one percent of exaluren Revenue during the applicable fiscal quarter. Commencing on the ZKN-013 royalty commencement date, the Company promises to pay to Domicilium an amount based on a percentage of the aggregate of (without duplication) the net sales, royalties and any other income or revenue realized by the Company solely related to or arising from the ZKN-013 compound, calculated in accordance with U.S. GAAP (collectively, the “ZKN-013 Revenue”) (the “ZKN-013 Revenue-Based Payment”). The ZKN-013 Revenue-Based Payment with respect to each fiscal quarter shall be less than one percent of ZKN-013 Revenue during the applicable fiscal quarter.

Cystic Fibrosis Foundation

During 2019, the Company received a funding award (the “2019 CFF Award”) from the Cystic Fibrosis Foundation (“CFF”) for up to $3.6 million to fund the clinical development of exaluren in cystic fibrosis, which award was amended in December 2020 and March 2022 to increase the potential award amounts up to $15.9 million. Additionally, in May 2021, the Company received an additional award from the CFF (the “2021 CFF Award”) pursuant to an award agreement (the "2021 CFF Award Agreement") for up to $2.6 million to help identify optimized oral ribosome modulating agents for further development in the treatment of cystic fibrosis patients with NMs. Payment of award amounts under each of the 2019 CFF Award and the 2021 CFF Award are subject to the achievement of certain development milestones in connection with the Company’s cystic fibrosis development programs. Under the terms of the agreements, the Company was required to repay amounts received from the CFF (or specified multiples of such amounts) in certain circumstances, including as royalties on net sales, and, in the event of a disposition of the underlying asset (as defined in the agreements).

On October 28, 2025, the Company and CFF entered into Amendment No. 3 to Development Program Award Letter Agreement Royalty Repurchase Agreement and Termination Agreement, as amended on February 26, 2026 (the “CFF Omnibus Agreement”), which, upon the completion of certain funding and contractual milestones and a one-time payment to CFF, reduced the Company’s obligations to CFF to less than one percent of net sales of exaluren for the treatment of any disease amenable to treatment of patients with a NM with a read-through agent and terminated the 2021 CFF Award Agreement. As of December 31, 2025, the Company has not made any royalty payments to CFF pursuant to the CFF Omnibus Agreement.

Manufacturing

Exaluren is designed to be manufactured under current Good Manufacturing Practice (“cGMP”) conditions and is formulated as a sterile frozen liquid or lyophilized powder in glass vials. Exaluren is designed to be administered by parenteral subcutaneous injection after appropriate dilution or reconstitution, as required.

We do not own or operate manufacturing or distribution facilities for the production of clinical quantities of exaluren or for our other preclinical product candidates. We currently rely, and expect to continue to rely, on third parties for the manufacture, packaging, labeling and distribution of clinical supplies of exaluren as well as any other candidate that we may develop.

We engage separate manufacturers for drug substance and drug product. We have a relationship with a manufacturer that is capable of providing fill and finish services for our clinical product at the current scale. To support later clinical trials, transfer of the manufacturing and release to a manufacturer with higher lot scale capacity will be needed for our clinical product.

All of our current drug candidates are organic compounds of low molecular weight. We have selected our lead compounds not only on the basis of their potential efficacy and safety but also for their ease of synthesis and reasonable cost of their starting materials. Exaluren is manufactured in reliable and reproducible synthetic processes. We currently use a single third-party manufacturing source for the production of a key raw material, produced by bacterial fermentation; however, we have identified several other acceptable sources for this production.

We currently obtain clinical supplies of exaluren from third-party manufacturers pursuant to agreements that include specific supply timelines and volume expectations. If a manufacturer should become unavailable to us for any reason, we would seek to obtain supply from another manufacturer engaged by us for the applicable product or service. In the event that we were unable to procure the applicable supply from a currently qualified manufacturer, we believe that there are a number of potential replacements for each of our outsourced services; however, we would likely experience delays in our ability to supply exaluren in advancing our clinical trials while we identify and qualify replacement suppliers.

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

U.S. Drug Development Process

In the United States, the FDA regulates drugs under the federal Food, Drug, and Cosmetic Act (“FDCA”) and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

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
•
a determination by the FDA within 60 days of its receipt of an NDA to file the application for review;
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
•
potential FDA audit of the preclinical and/or clinical trial sites that generated the data in support of the
NDA; and
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

Prior to beginning the first clinical trial with a product candidate in the United States, the trial sponsor must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational drug to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. Some preclinical testing may continue after the IND is submitted. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product candidate, chemistry, manufacturing, and controls information, and any available human data or literature to support the use of the product candidate. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

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

Furthermore, an independent IRB or ethics committee for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site and must monitor the study until completed. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study, and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries, including clinicaltrials.gov.

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

In some cases, the FDA may require, or sponsors may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These trials, sometimes referred to as Phase 4 studies may be conducted after initial marketing approval, and may be used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. In addition, some clinical trials are overseen by an independent group of qualified experts organized by the sponsor, known as a data safety monitoring board or committee. Depending on its charter, this group may determine whether a trial may move forward at designated checkpoints based on access to certain data from the trial.

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

In addition, the Pediatric Research Equity Act (“PREA”) requires a sponsor to conduct pediatric clinical trials for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, NDAs and supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keeps a deferral current or fails to submit a request for approval of a pediatric formulation.

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

The FDA may refer an application for a novel drug to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. Before approving an NDA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCPs.

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

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the NDA with a Risk Evaluation and Mitigation Strategy (“REMS”) to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a medicine and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may also require one or more Phase 4 post- market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies. In addition, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could impact the timeline for regulatory approval or otherwise impact ongoing development programs.

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

Additionally, product candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Under the Food and Drug Omnibus Reform Act of 2022 (“FDORA”), the FDA may require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval . Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

If a product that has orphan drug designation subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full NDA, to market the same drug for the same approved use or indication within such rare disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same approved indication or use, or the same drug for a different indication or use. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee.

A designated orphan drug many not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or, as noted above, if a second applicant demonstrates that its product is clinically superior to the approved product with orphan exclusivity within the relevant approved use or indication or the manufacturer of the approved product is unable to assure sufficient quantities of the product to meet the needs relating to the approved use or indication of patients with the relevant rare disease or condition.

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

The FDA closely regulates the marketing, labeling, advertising and promotion of drug products. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe, in their independent professional medical judgment, legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA-approved labeling.

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

Pediatric exclusivity is another type of marketing exclusivity available in the United States. Pediatric exclusivity provides for an additional six months of marketing exclusivity attached to another period of exclusivity or patent term, if a sponsor conducts clinical trials in children in response to a written request from the FDA. The issuance of a written request does not require the sponsor to undertake the described clinical trials.

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

Non-clinical Studies and Clinical Trials

Similarly to the United States, the various phases of non-clinical and clinical research in the EU are subject to significant regulatory controls.

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical (pharmaco-toxicological) studies must be conducted in compliance with the principles of good laboratory practice (“GLP”) as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products, e.g., radio-pharmaceutical precursors for radio-labeling purposes). In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

Clinical trials of medicinal products in the EU must be conducted in accordance with EU and national regulations and the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use (“ICH”) guidelines on GCP as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If the sponsor of the clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU member states, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

The regulatory landscape related to clinical trials in the EU has been subject to recent changes. The EU Clinical Trials Regulation (“CTR”) which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. Unlike directives, the CTR is directly applicable in all EU member states without the need for member states to further implement it into national law. The CTR notably harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System, which contains a centralized EU portal and database.

While the EU Clinical Trials Directive required a separate clinical trial application (“CTA”) to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.

The CTR transition period ended on January 31, 2025, and all clinical trials (and related applications) are now fully subject to the provisions of the CTR.

Medicines used in clinical trials must be manufactured in accordance with Good Manufacturing Practice (“GMP”). Other national and EU-wide regulatory requirements may also apply.

Marketing Authorization

In order to market our product candidates in the EU and many other foreign jurisdictions, we must obtain separate regulatory approvals. More concretely, in the EU, medicinal product candidates can only be commercialized after obtaining a marketing authorization, or MA. To obtain regulatory approval of a product candidate under EU regulatory systems, we must submit a MA application, or MAA. The process for doing this depends, among other things, on the nature of the medicinal product. There are two types of MAs:

• “Centralized MAs” are issued by the European Commission through the centralized procedure based on the opinion of the Committee for Medicinal Products for Human Use (“CHMP”) of the European Medicines Agency (“EMA”) and are valid throughout the EU. The centralized procedure is compulsory for certain types of medicinal products such as (i) medicinal products derived from biotechnological processes, (ii) designated orphan medicinal products, (iii) advanced therapy medicinal products (“ATMPs”) (such as gene therapy, somatic cell therapy and tissue engineered products) and (iv) medicinal products containing a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative diseases or autoimmune diseases and other immune dysfunctions, and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

• “National MAs” are issued by the competent authorities of the EU member states, only cover their respective territory, and are available for product candidates not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in an EU member state, this national MA can be recognized in another member state through the mutual recognition procedure. If the product has not received a national MA in any member state at the time of application, it can be approved simultaneously in various member states through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the member states in which the MA is sought, one of which is selected by the applicant as the reference member state.

Under the centralized procedure the maximum timeframe for the evaluation of an MAA by the EMA is 210 days, excluding clock stops.

Under the above described procedures, in order to grant the MA, the EMA or the competent authorities of the EU member states make an assessment of the risk benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. MAs have an initial duration of five years. After these five years, the authorization may be renewed on the basis of a reevaluation of the risk-benefit balance.

Data and Marketing Exclusivity

In the EU, new products authorized for marketing (i.e., reference products) generally receive eight years of data exclusivity and an additional two years of market exclusivity upon MA. If granted, the data exclusivity period prevents generic and biosimilar applicants from relying on the preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU during a period of eight years from the date on which the reference product was first authorized in the EU. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until ten years have elapsed from the initial MA of the reference product in the EU. The overall ten-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the MA holder obtains an authorization for one or more new therapeutic indications, which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the EU’s regulatory authorities to be a new chemical or biological entity, and products may not qualify for data exclusivity.

Orphan Medicinal Products

The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the United States. A medicinal product can be designated as an orphan if its sponsor can establish that: (1) the product is intended for the diagnosis, prevention or treatment of a life threatening or chronically debilitating condition (2) either (a) such condition affects not more than five in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from the orphan status, would not generate sufficient return in the EU to justify the necessary investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized for marketing in the EU or, if such method exists, the product will be of significant benefit to those affected by that condition.

Orphan designation must be requested before submitting an MAA. An EU orphan designation entitles a party to incentives such as reduction of fees or fee waivers, protocol assistance, and access to the centralized procedure. Upon grant of a MA, orphan medicinal products are entitled to ten years of market exclusivity for the approved indication, which means that the competent authorities cannot accept another MAA, or grant a MA, or accept an application to extend a MA for a similar medicinal product for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed pediatric investigation plan (“PIP”). No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The orphan exclusivity period may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for which it received orphan designation, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold. Additionally, MA may be granted to a similar product for the same indication at any time if (i) the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior; (ii) the applicant consents to a second orphan medicinal product application; or (iii) the applicant cannot supply enough orphan medicinal product.

Pediatric Development

In the EU, MAAs for new medicinal products candidates have to include the results of studies conducted in the pediatric population, in compliance with a PIP agreed with the EMA’s Pediatric Committee (“PDCO”). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug product candidate for which MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data is are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all the EU member states and study results are included in the product information, even when negative, the product is eligible for six months’ supplementary protection certificate extension (if any is in effect at the time of approval) or, in the case of orphan pharmaceutical medicinal products, a two year extension of the orphan market exclusivity is granted.

The aforementioned EU rules are generally applicable in the European Economic Area (“EEA”) which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.

Failure to comply with EU and member state laws that apply to the conduct of clinical trials, manufacturing approval, MA of medicinal products and marketing of such products, both before and after grant of the MA, manufacturing of pharmaceutical products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials, or to grant MA, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the MA, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

Other U.S. and Foreign Healthcare Laws and Compliance Requirements

Pharmaceutical companies and developers and manufacturers of therapeutic biological products are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business and may constrain the financial arrangements and relationships through which we research as well as sell, market, and distribute any products for which we obtain marketing approval. Such laws include, without limitation, federal and state anti-kickback, fraud and abuse, false claims, data privacy and security, and physician and other healthcare provider transparency laws and regulations.

In the EU, the advertising and promotion of medicinal products are also subject to laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. All advertising and promotional activities for the product must be consistent with the approved summary of product characteristics, and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription medicines is also prohibited in the EU. Although general requirements for advertising and promotion of medicinal products are established under EU directives, the details are governed by regulations in each member state and can differ from one country to another.

Violation of any such laws or any other governmental regulations, including foreign regulations, that apply may result in significant penalties, including without limitation, civil, criminal and/or administrative penalties, damages, fines, disgorgement, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of operations.

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

In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of us placing the medicinal product on the market. Pharmaceutical products may face competition from lower-priced products in foreign countries that have placed price controls on pharmaceutical products and may also compete with imported foreign products. Furthermore, there is no assurance that a product will be considered medically reasonable and necessary for a specific indication, will be considered cost-effective by third-party payors, that an adequate level of reimbursement will be established even if coverage is available or that the third-party payors’ reimbursement policies will not adversely affect the ability for manufacturers to sell products profitably.

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

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory cap on drug manufacturers’ Medicaid drug rebate liability, which began in 2024 and was previously set at 100% of a drug’s average manufacturer price.

The cost of prescription pharmaceuticals in the United States has also been the subject of considerable discussion. There have been several Congressional inquiries, as well as legislative and regulatory initiatives and executive orders designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. In 2022, the Inflation Reduction Act(IRA) was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); redesigns the Medicare Part D benefit (beginning in 2024); and replaces the Part D coverage gap discount program with a new manufacturer discount program (beginning in 2025). CMS has published the negotiated prices for the initial ten drugs, which became effective in 2026, and the subsequent 15 drugs, which will first be effective in 2027. CMS has also published the next set of 15 drugs that will be subject to negotiation, although the Medicare drug price negotiation program is currently subject to legal challenges. The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. The impact of the IRA on us and the pharmaceutical industry cannot yet be fully determined, but is likely to be significant.

The One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of any product candidate that we commercialize.

The Trump administration is also pursuing a two-fold strategy to reduce drug costs in the U.S. While it is unclear whether and how the Trump proposals will be implemented, the Trump policies are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for any product candidate for which we obtain marketing approval. On the one hand, President Trump has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. On the other hand, the Trump administration is pursuing traditional regulatory pathways to impose drug pricing policies, and published two proposed regulations in December 2025, referred to as Globe and Guard. If finalized, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. While the impact of the Globe and Guard proposed regulations, if finalized, cannot yet be determined, it is likely to be significant. Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business. In addition, pharmaceutical pricing and marketing has long been the subject of considerable discussion in Congress and among policymakers, and it is possible that Congress could enact additional laws that negatively affect the pharmaceutical industry.

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, marketing cost disclosure, drug price reporting and other transparency measures. Some states have enacted legislation creating so-called prescription drug affordability boards, with the goal of imposing price limits on certain drugs in these states, and at least one state board is imposing an upper payment limit. States are also seeking to implement general, across the board price caps for pharmaceuticals, or are seeking to regulate drug distribution. Some measures are designed to encourage importation from other countries.

We anticipate that these new laws will result in additional downward pressure on coverage and the price that we receive for any approved product and could seriously harm our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. In addition, it is possible that there will be further legislation or regulation that could harm our business, financial condition, and results of operations.

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

Competition

We compete with pharmaceutical, biotechnology companies and academic research institutions developing therapies for rare genetic kidney and dermatologic diseases. To our knowledge, no FDA-approved or investigational therapies are specifically designed to promote ribosomal readthrough of NMs in NMAS, nmADPKD, or RDEB.

There are currently no FDA-approved therapies approved specifically for the treatment of AS. Disease management typically consists of ACEi and ARB therapies to reduce proteinuria and slow disease progression. Several investigational programs are in clinical development, including sparsentan (Travere Therapeutics), an endothelin and angiotensin receptor antagonist in Phase 3 for proteinuric glomerular diseases including AS; R3R01 (River Renal), in clinical development for AS and FSGS; BAY3401016 (Bayer), in a clinical biomarker study in AS; BI 764198 (Boehringer Ingelheim), in clinical development across multiple kidney diseases including AS. These programs, however, target downstream pathological processes such as fibrosis, inflammation, or proteinuria rather than the underlying genetic cause of the disease.

nmADPKD

In ADPKD, tolvaptan (Otsuka) is approved in certain regions to slow kidney function decline in patients at risk of rapid progression but does not address the underlying genetic cause and carries significant tolerability limitations. Multiple additional programs are in clinical development, including AZD1613 (AstraZeneca), in Phase 1 for ADPKD; VX-407 (Vertex Pharmaceuticals), in Phase 2a for ADPKD patients with a subset of PKD1 gene variants; farabursen (Novartis, formerly Regulus Therapeutics), a microRNA-targeting therapy in Phase 3 for ADPKD; and PYC-003 (PYC Therapeutics), an RNA-based therapeutic in Phase 1; ABBVCLS-628, Calico (AbbVie) in Phase 2 clinical trials with fast track designation; GSK-4771261 (GSK) in Phase 1a/1b clinical trials; and XRx-008 (XORTX Therapeutics) in Phase 2 for uric acid-lowering approach. Additionally, Maze Therapeutics and Vertex Pharmaceuticals are advancing programs for APOL1-mediated kidney disease, which represents a broader kidney disease population. These programs generally target pathways involved in cyst growth, fluid secretion, or gene expression rather than specifically addressing NMs. Our approach with exaluren is designed to target the approximately 26% of ADPKD patients with NMs in PKD1 or PKD2 through ribosomal readthrough to restore functional polycystin protein.

RDEB

In RDEB, approved therapies include beremagene geperpavec (Krystal Biotech), a topical gene therapy; prademagene zamikeracel (Abeona Therapeutics), an autologous cell-based gene therapy in which a patient's own skin cells are engineered to express functional COL7A1; Filsuvez (Chiesi) for dystrophic and junctional EB; FCX-007 (Castle Creek ) a gene therapy in Phase 3 development for DEB; Ebesanar (RHEACELL) a stem-cell therapy in Phase 3 development for RDEB; and CORDStrom (Inmune Bio) in Phase 3 development for RDEB. These therapies address the underlying genetic defect in treated tissue through localized or ex vivo genetic modification strategies. We are not aware of any FDA-approved oral small molecule therapies designed to promote ribosomal readthrough of NMs in RDEB or JEB. Our approach with ZKN-013 is designed as a systemic oral small molecule strategy for patients with NMs.

Some of our competitors have significantly greater financial resources than we do and an established presence in the market. Our competitors may have greater expertise in research and development, manufacturing, obtaining regulatory approvals and marketing approved products and may obtain regulatory approvals for their products more rapidly than we can, if at all. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. We also compete with these companies in recruiting, hiring and retaining qualified scientific and management talent, establishing clinical trial sites and patient registration for clinical trials and obtaining manufacturing slots at contract manufacturing organizations.

If our product candidates do not offer advantages over available products, we may not be able to successfully compete against current and future competitors. The key factors affecting the success of our products, if approved, are likely to be their potential efficacy, safety, convenience and availability of reimbursement.

Employees and Human Capital Management

As of December 31, 2025, we had seven employees in the United States and three employees in Israel. We believe that we have a good relationship with our employees. In order to achieve our goals, it is crucial that we continue to attract and retain top talent. To facilitate talent attraction and retention, we strive to make our Company a safe and rewarding workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation, benefits, and health and wellness programs.

We benchmark our compensation practices and benefits programs against those of comparable industries and peer companies. We believe that our compensation and employee benefits are competitive and allow us to attract and retain qualified employees throughout our organization. In addition to salaries, employee benefits include annual discretionary bonuses, equity awards, a 401(k) plan for U.S. employees, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and flexible work schedules, among others.

Other Matters

Corporate Information

We were incorporated under the laws of the State of Delaware. Effective as of June 30, 2024, we became a remotely headquartered company and we do not maintain a principal executive office. For purposes of compliance with applicable requirements of the Securities Act of 1933, as amended (the “Securities Act”), and the Exchange Act, any stockholder communication required to be sent to our principal executive offices may be directed to P.O. Box 274, 10 Court Street, Arlington, Massachusetts 02476, and our phone number is (617) 515-6033.

Information Available on the Internet

Our internet address is www.eloxxpharma.com. The information contained on, or that can be accessed through, our website is not incorporated by reference into, and is not a part of, this Annual Report.

The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and all amendments to those reports are available to you free of charge on the SEC website as reasonably practicable after those materials have been electronically filed with, or furnished to, the SEC.

ITEM 1A. Risk Factors

Risks Related to Our Filing History

We have been delinquent in our public filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and there are no assurances that we will be successful in regaining compliance or, if regained, remaining current in our public filing obligations.

We were unable to file our Annual Reports on Form 10-K for the years ended December 31, 2023 and 2024 because we lacked sufficient financial resources. Since November 2023, when we made our last quarterly report filing on Form 10-Q for the quarter ended September 30, 2023, we have operated at reduced capacity and with limited personnel, including minimal staffing for our clinical, research and development and administrative and finance teams. Until August 2025, we had minimal access to capital and resources. Since August 2025, we have raised sufficient funds for us to conduct the audit of our consolidated financial statements for the years ended December 31, 2023, 2024 and 2025 and file this Annual Report, which we believe will allow us to regain compliance with our reporting obligations under the Exchange Act. The process of regaining and maintaining compliance with Exchange Act reporting requirements after being delinquent for a meaningful period of time is complex and costly, and there are limited examples of companies successfully completing such a process. There are no assurances that the Securities and Exchange Commission (the “SEC”) will agree with our approach toward regaining compliance with our Exchange Act reporting obligations or, if regained, that we will be able to continue to comply with such reporting obligations.

Our common stock is currently listed on the OTC Expert Market. The Nasdaq Stock Market LLC (“Nasdaq”) suspended trading in our common stock on the Nasdaq Capital Market as of October 16, 2023. Though we intend to seek an uplisting for our common stock to trade on the Nasdaq Capital Market, there are no assurances that we will be able to successfully uplist to the Nasdaq Capital Market or successfully maintain compliance with Nasdaq’s listing requirements.

On October 16, 2023, Nasdaq suspended trading in our common stock on the Nasdaq Capital Market because we were not compliant with Nasdaq Listing Rule 5550(b)(2), which requires a listed company to have at least $35 million in market value of listed securities. Following delisting, our common stock has been listed on the OTC Expert Market, which has limited our access to trading markets. In connection with regaining compliance with our Exchange Act filing obligations, we intend to seek an uplisting of our common stock to trade on the Nasdaq Capital Market, which will require us to meet the initial listing standards for the Nasdaq Capital Market. There are no assurances that we will be able to successfully satisfy the initial listing criteria or, if we are successful, to continue to meet the on-going listing requirements for the Nasdaq Capital Market. In particular, we may face heightened scrutiny from Nasdaq as a result of our history of being unable to meet Nasdaq’s listing requirements and having been a delinquent filer under the Exchange Act, which could delay an uplisting to the Nasdaq Capital Market or prevent us from achieving an uplisting. In addition, we may decide it is not in our stockholders’ best interests to uplist our common stock to the Nasdaq Capital Market once we are current with our SEC reporting requirements.

In addition, as a result of delisting from the Nasdaq Capital Market, we lost an active trading market for our common stock, and the trading market for our common stock on the OTC Expert Market is limited. We face significant material adverse consequences as a result of our common stock not being listed on a national securities exchange, including one or more of the following:

•
a limited availability of market quotations for our common stock;
•
significantly reduced liquidity and efficiency of the trading market for our common stock;
•
a decrease in the price of our common stock and greater volatility as a result of the loss of market efficiencies;
•
holders of our common stock may be unable to sell our common stock and buyers may be unable to purchase our common stock when they wish to do so;
•
we have lost the interest of institutional investors in our common stock;
•
a determination that our shares of common stock are considered a “penny stock,” which requires brokers trading in our common stock to adhere to more stringent rules and could possibly result in a reduced level of trading activity in the secondary trading market for our common stock;

•
limited amount or complete loss of media, news and analyst coverage; and
•
a decreased ability to issue additional securities or obtain additional financing in the future.

Further, the National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our shares of common stock have ceased to qualify as covered securities under such statute because they are no longer listed on a national securities exchange. Accordingly, we and our common stock are subject to state regulation in each state in which we offer our common stock. Whether or not our shares of common stock are covered securities, the states have the power to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case.

Moreover, since being delisted from the Nasdaq Capital Market, we are no longer subject to certain rules and regulations of Nasdaq. As a result, an investment in our common stock may be riskier than an investment in securities of a company that is listed on a national securities exchange due to the reduced protections such rules and regulations provide stockholders.

Our failure to timely file periodic reports with the SEC could limit our access to the public markets to raise debt or equity capital.

We have filed this Annual Report in an effort to become current in our filing obligations under the Exchange Act. If we are unable to become current in our filings with the SEC, we will not be able to register the offer and sale of our securities on a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), and will not be able to make public offerings of our securities, which will limit our ability to raise capital. Further, assuming we become current in our filing obligations, we will not be eligible to register the offer and sale of our securities using a shelf registration statement on Form S-3 until we have timely filed all periodic reports required under the Exchange Act for one year. As a result, during this one-year period, our transaction costs could increase and the amount of time required to complete a transaction could increase, making it more difficult to execute any such transaction successfully. We will also not be able to uplist our shares of common stock on the Nasdaq Capital Market or on any national securities exchange until we are current in our SEC reporting requirements. A failure to list our common stock on a national securities exchange could further limit our ability to raise capital. Limitations on our ability to raise capital could adversely affect our business, financial condition and results of operations.

In addition, if we are unable to resolve the delinquency in our reporting obligations, we could be subject to an administrative hearing to revoke the registration of our securities under Section 12(g) of the Exchange Act. If the SEC brought an administrative action against us, it is likely that we would cease being a public company. In that event, our ability to raise capital would be severely affected and we may not be able to continue operations. As a result, holders of our securities might lose their entire investment in our Company.

Risks Related to Financial Position and Need for Additional Capital

We are a clinical stage biotechnology company and have incurred significant operating losses since our inception and anticipate that we will continue to incur substantial operating losses for the foreseeable future. We may never achieve or maintain profitability.

Since our inception, we have incurred significant operating losses. Our net losses were $6.0 million, $3.1 million and $17.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, we had an accumulated deficit of $300.6 million. To date, we have financed our operations primarily through the sale of equity, license and collaboration agreements, debt securities and, to a lesser extent, grants. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it may be several years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. We expect to continue to incur significant expenses and operating losses for the foreseeable future due to, among other things, costs related to research, development of our product candidates, conducting preclinical studies and clinical trials, and our administrative organization. A successful transition to profitable operations is dependent upon achieving a level of revenue adequate to support our cost structure. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses may increase if, and as, we:

•
advance exaluren and/or other product candidates further into clinical development;
•
experience delays in enrollment and completion of our clinical trials;

•
fund preclinical development of our research programs and advance candidates into clinical trials;
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
•
acquire or in-license other product candidates and technologies; and
•
operate as a public company including costs associated with regaining and maintaining Nasdaq compliance.

We may never achieve profitability, and unless and until we do, we will continue to need to raise additional cash to fund our operations. We believe that our cash and cash equivalents as of the date of this Annual Report are not sufficient to maintain our current and planned operations for at least the next twelve months following the filing of this Annual Report. We will need to raise additional capital to finance our operations, which cannot be assured. We have concluded that these conditions, in aggregate, raise substantial doubt about our ability to continue as a going concern through one year after the date these consolidated financial statements are issued. Our independent registered public accounting firm, in its report on our consolidated financial statements for the year ended December 31, 2025, has also expressed substantial doubt about our ability to continue as a going concern. The financial statements included elsewhere in this Annual Report have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Management intends to fund future operations through private or public debt or equity financing transactions and may seek additional capital through arrangements with strategic partners or from other sources, including licensing arrangements. The availability of sufficient funding to alleviate the conditions that raise substantial doubt is not within management’s control and cannot be assessed as being probable of occurring. If we are unable to obtain adequate financing, we will evaluate alternatives which may include curtailing expenses contemplated by our current operating plan, and we may be required to delay, limit, reduce or terminate our product development efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, which may have a material adverse effect on our operations and future prospects.

Prior to filing this Annual Report we did not file any quarterly or annual reports with the SEC since November 2023 as a result of a lack of funds. As described further below, in August 2025, we entered into a securities purchase agreement, as amended, for the offer and sale of up to $20 million of shares and/or pre-funded warrants. We have used the funds received so far to prepare the year-end consolidated financial statements for the years ended December 31, 2025, 2024, and 2023. A goal in this process is to regain compliance with our SEC filing obligations and uplist onto Nasdaq. We anticipate raising additional capital as part of this process.

We will need substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development of, continue and initiate clinical trials of, and seek marketing approval for exaluren, and as we become obligated to make milestone payments pursuant to our outstanding license agreements. We do not have adequate funds to conduct any of our planned clinical trials. This means that if we are unable to raise sufficient funds, we will not be able to conduct our planned Phase 2b clinical trial of exaluren in patients with Alport syndrome (“AS”) or our planned Phase 2 clinical trial of exaluren in patients with nmADPKD. If these trials are significantly delayed or we are unable to conduct them at all due to a lack of funds, our business will be materially adversely affected. We will also require substantial funds to continue research and development, including for any future clinical trials. In addition, if we obtain marketing approval for any of our current or future product candidates, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution of the approved product. Our future capital requirements will depend on many factors, including:

•
the scope, progress, results and costs of drug discovery, clinical development, laboratory testing and clinical trials for exaluren and other product candidates;

•
the costs, timing and outcome of any regulatory review of exaluren and other product candidates;
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

Accordingly, despite our prior public equity offerings and debt financings, we will need substantial additional funding in connection with our continuing operations and to achieve our goals. However, our existing cash and cash equivalents are insufficient for these activities. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs, product portfolio expansion or future commercialization efforts. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, in the future, we may seek additional financing due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our operating plans. If we are unable to obtain adequate financing, we will evaluate options, which may include reducing or deferring operating expenses, including by downsizing our workforce and curtailing certain development programs, which could have a material adverse effect on our operations and financial results.

Our recurring losses from operations raise substantial doubt regarding our ability to continue as a going concern.

For the year ended December 31, 2025, our net loss was $6.0 million and, as of December 31, 2025, we had an accumulated deficit of $300.6 million. We anticipate operating losses to continue for the foreseeable future due to, among other things, costs related to research and development of our product candidates, conducting preclinical studies and clinical trials, and our administrative organization. We will require substantial additional financing to fund our operations and to continue to execute our strategy, and we will pursue a range of options to secure additional capital. We believe that our cash and cash equivalents of $4.8 million as of December 31, 2025, along with the $5.0 million received by us in February 2026 and the $2.0 million received in March 2026 in the private placement of our pre-funded warrants, will not be sufficient to maintain our current and planned operations for at least the next twelve months from the date of the consolidated financial statements set forth in this Annual Report. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, based on our current working capital, anticipated operating expenses and net losses and the uncertainties surrounding our ability to raise additional capital as needed, as discussed below, we believe that these conditions, in aggregate, raise substantial doubt about our ability to continue as a going concern for one year after the date these consolidated financial statements were issued.

We are exploring various sources of funding such as equity and debt financings, as well as entering into new collaborations, strategic alliances and licensing arrangements. If we raise additional funds through strategic collaborations and alliances, which may include existing collaboration partners, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us. To the extent that we raise additional capital through the sale of equity, the ownership interest of our existing stockholders will be diluted and other preferences may be necessary that adversely affect the rights of existing stockholders. If we are unable to raise sufficient capital through the transactions discussed above, we will not be able to execute our current operating plan, may need to curtail expenses, and may be required to delay, limit, reduce or terminate our product candidate development efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves. If the foregoing plans are unsuccessful and we are unable to continue as a going concern, you could lose all or part of your investment in our Company.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity and debt financings, as well as entering into new collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity, or convertible debt securities, an investor’s ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that may adversely affect an investor’s rights as a common stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, and may be secured by all or a portion of our assets. Any debt agreements we may enter into in the future may contain similar restrictions on funding. If we raise funds by entering into new collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or through collaborations, strategic alliances or licensing arrangements when needed, we may be required to delay, limit, reduce or terminate our product candidate development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

If in the future we incur indebtedness to fund our operations or strategic initiatives, any future indebtedness could have significant negative consequences, including requiring the dedication of a substantial portion of our expected cash flow to service such indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete, and placing us at a competitive disadvantage compared to our competitors that have less debt. If we incur additional indebtedness in the future and are unable to generate sufficient cash to meet our obligations, we may have to delay or curtail research and development programs.

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

Risks Related to Drug Discovery, Development, Regulatory Approval and Commercialization

We are heavily dependent on the success of our lead product candidate, exaluren. If exaluren does not achieve positive results during development or suffers any material development delays, it may adversely impact the commercial viability of exaluren and our business.

We currently have no products approved for sale. We have invested substantial efforts and financial resources primarily in the research and development of exaluren, which is currently our primary product candidate in clinical development. Exaluren has been evaluated in a Phase 2a trial in AS patients with nonsense mutations, and we plan to initiate a Phase 2b clinical trial in the first half of 2026 for exaluren in NMAS patients and anticipate topline data from the initial 16-week placebo-controlled part of the study by mid- 2027 with the final readout by the end of 2027. We also plan to initiate enrollment in a Phase 2 trial of exaluren for the treatment of nmADPKD in 2027 following protocol finalization and regulatory approval. We anticipate topline data from this trial by mid-2028. There can be no assurances of its success.

We are heavily dependent on favorable efficacy results from this study in the near term for our continued development and funding for exaluren and the Company. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals for, and successfully commercializing exaluren and any future product candidates, either alone or with third parties. The success of exaluren and any other product candidates will depend on several factors, including the following:

•
our ability to continue our business operations and product candidate research and development, and adapt to any changes in the regulatory approval process, manufacturing supply or clinical trial requirements and timing;
•
successful completion of preclinical studies;

•
receipt of allowances to proceed under Investigational New Drugs (“INDs”) and similar applications outside the United States for our planned clinical trials or future clinical trials;
•
successful patient enrollment in and completion of clinical trials;
•
safety and efficacy data for our product candidates that are satisfactory to the U.S. Food and Drug Administration (“FDA”), European Medicines Agency (“EMA”), or any other comparable foreign regulatory authority for marketing approval;
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

Many of these factors are beyond our control, and it is possible that we may never obtain regulatory approval for exaluren or any other product candidates even if we expend substantial time and resources seeking their development and approval. If we do not achieve regulatory approval in a timely manner or at all, we could experience significant delays or an inability to commercialize our current or future product candidates, which would materially adversely affect our business.

The success of our business, including our ability to finance the Company and generate revenue from products in the future, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and any eventual commercialization of the product candidates we develop. Our current product candidates, and any future product candidates we develop, will require additional preclinical and clinical development, management of clinical, preclinical and manufacturing activities, marketing approval in the United States and other markets, demonstrating cost-effectiveness to pricing and reimbursement authorities in certain markets, obtaining sufficient manufacturing supply for both clinical development and commercial production in accordance with current Good Manufacturing Practices (“cGMP”) or similar regulatory requirements outside the United States, building of a commercial organization, and substantial investment and significant marketing efforts before we generate any revenue from product sales. We may also experience delays in developing a sustainable, reproducible and scalable manufacturing process or transferring that process to commercial partners, which may prevent us from completing our clinical trials or commercializing our product candidates on a timely or profitable basis, if at all. Changes in the manufacturing process or facilities will require further comparability analysis and approval by the FDA or comparable foreign regulatory authorities before implementation, which could delay our clinical trials and product candidate development, and could require additional clinical trials, including bridging studies, to demonstrate consistent and continued safety and efficacy.

We have not previously submitted a new drug application (“NDA”) to the FDA or similar submissions to a comparable foreign regulatory authority for any product candidate. An NDA or other relevant regulatory filing must include extensive preclinical and clinical data and supporting information to establish that the product candidate is safe and effective for each desired indication. The NDA or other relevant regulatory filing must also include significant information regarding the chemistry, manufacturing and controls for the product. We cannot be certain that our current or future product candidates will be successful in clinical trials or receive regulatory approval. Further, even if they are successful in clinical trials, our product candidates or any future product candidates may not receive regulatory approval. If we do not receive regulatory approvals for current or future product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approval to market a product candidate, our revenue will depend, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights for each product candidate, as well as the availability of competitive products, whether there is sufficient third-party reimbursement and adoption by physicians.

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

Before obtaining regulatory approval for the commercial distribution of our therapeutic product candidates, we or a collaborator must conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy of our product candidates in humans to the satisfaction of the FDA, EMA and other applicable regulatory agencies in the jurisdictions in which we intend to market our product candidates. Clinical testing is expensive, time-consuming, and subject to uncertainty. Of the large number of drugs in development, only a small percentage successfully complete clinical testing and an even smaller portion obtain FDA or similar foreign regulatory authority approval and are commercialized. Accordingly, even if we are able to obtain the requisite financing to continue to fund our research, development and clinical programs, we cannot assure you that exaluren, ZKN-013, or any of our future product candidates will be successfully developed or commercialized.

The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical development may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or safety profiles, notwithstanding promising results in earlier trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses. Accordingly, we, or any development partners, may ultimately be unable to provide regulatory agencies with satisfactory data on clinical safety and efficacy sufficient to obtain approval for any indication.

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
•
failure or delay in obtaining regulatory authorization to commence a clinical trial;
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
•
failure to perform in accordance with the FDA’s good clinical practices (“GCPs”), or similar regulatory guidelines in other countries;
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
•
transfer of manufacturing processes to larger-scale facilities operated by a contract manufacturing organization (“CMO”) and delays or failure by our CMOs or us to make any necessary changes to such manufacturing processes, or failure of our CMOs to produce clinical trial materials in accordance with current Good Manufacturing Practice, or cGMP, regulations or other applicable requirements; or
•
third parties being unwilling or unable to satisfy their contractual obligations to us.

Any such delays or temporary pauses in our clinical trial enrollment in response to the factors above have and may in the future increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. The design of our Phase 2b clinical trial of exaluren in patients with AS may not achieve efficacy results in patients, and there can be no assurance that the results of our clinical trials will support regulatory approval of exaluren for the treatment of AS or any other indication.

Clinical trials must be conducted in accordance with the FDA and other applicable regulatory authorities’ legal requirements, regulations or guidelines, and are subject to oversight by these governmental agencies and ethics committees or IRBs at the medical institutions where the clinical trials are conducted. We could encounter delays if a clinical trial is suspended or terminated by us, by the data safety monitoring board for such clinical trial or by the FDA or any other regulatory authority, or if the IRBs or ethics committees of the institutions in which such trials are being conducted suspend or terminate the participation of their clinical investigators and sites subject to their review. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. Amendments may require us to resubmit our clinical trial protocols to regulators or to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial.

In addition, significant adverse events with respect to individuals who are not enrolled in any of our clinical trials but who receive our product candidate under our compassionate use policy (typically under a single-patient IND administered by the individual’s treating physician) may result in a partial or full clinical hold on our ongoing clinical trials. A clinical hold may result in the inability to enroll new patients in our studies until the hold is removed and may make it more difficult to enroll patients thereafter. Additionally, a clinical hold may also result in, among other things, protocol redesign, changes in eligibility criteria and increased costs, any of which could adversely affect our projected development timelines and jeopardize successful completion of our clinical programs.

Further, conducting clinical trials in foreign countries, as we do for our product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

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

In addition, many of the factors that cause, or lead to, the termination, suspension of, or a delay in the commencement or completion of, clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate. Any resulting delays to our clinical trials could shorten any period during which we may have the exclusive right to commercialize our product candidates. In such cases, our competitors may be able to bring products to market before we do, and the commercial viability of our product candidates could be significantly reduced. Any of these occurrences may harm our business, financial condition and prospects.

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the European Union (“EU”) recently evolved. The EU Clinical Trials Regulation (“CTR”) which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the EU Clinical Trials Directive required a separate clinical trial application (“CTA”) to be submitted in each member state in which the clinical trial takes place, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application for multi-center trials. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR transition period ended on January 31, 2025, and all clinical trials (and related applications) are now fully subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.

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

Healthcare providers, healthcare facilities and institutions, physicians, and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with our collaborators, healthcare professionals, healthcare facilities and institutions, principal investigators, consultants, customers, and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, that may constrain the business or financial arrangements and relationships through which we research, sell, market, and distribute any product candidates for which we obtain marketing approval. The applicable federal, state, and foreign healthcare laws that affect our ability to operate include, but are not limited to, the following:

•
The U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving, or providing any remuneration (including any kickback, bribe, or certain rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under any U.S. federal healthcare program, such as Medicare and Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The federal Anti-Kickback Statute has also been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other hand. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, but the exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection. Any arrangements with prescribers must be for bona fide services and compensated at fair market value;

•
The U.S. federal civil and criminal false claims laws, including without limitation, the civil False Claims Act, which can be enforced by private citizens on behalf of the U.S. federal government through civil whistleblower or qui tam actions, and the federal civil monetary penalties law which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, to the U.S. federal government, claims for payment or approval that are false or fraudulent, knowingly making, using, or causing to be made or used, a false record or statement material to a false or fraudulent claim, or from knowingly making a false statement to avoid, decrease, or conceal an obligation to pay money to the U.S. federal government. Further, pharmaceutical manufacturers can be held liable under the civil False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. Pharmaceutical manufacturers can cause false claims to be presented to the U.S. federal government by, among other things, engaging in impermissible marketing practices, such as the off-label promotion of a product for an indication for which it has not received FDA approval. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;
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
•
The U.S. Physician Payments Sunshine Act and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to Centers for Medicare & Medicaid Services (“CMS”) information related to certain payments and other transfers of value to physicians (as defined by statute), certain non-physician practitioners (including physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, anesthesiology assistants, and certified nurse midwives) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
•
Federal laws that require pharmaceutical manufactures to submit regular reports on drug pricing and price calculation methodologies; and
•
Analogous U.S. state and foreign laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements, and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and state and local laws requiring the registration of pharmaceutical sales representatives, and similar healthcare laws and regulations in foreign jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers.

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

Our lead product candidate, including exaluren, may cause adverse events or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.

Undesirable side effects caused by our lead product candidate, exaluren, or any additional product candidates, could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. During the conduct of clinical trials, patients report changes in their health, including illnesses, injuries, and discomforts, to their study doctor. Often, it is not possible to determine whether or not the product candidate being studied caused these conditions. It is possible that as we test our product candidates in larger, longer and more extensive clinical trials, or as use of these product candidates becomes more widespread if they receive regulatory approval, illnesses, injuries, discomforts and other adverse events that were observed in previous trials, as well as conditions that did not occur or went undetected in previous trials, will be reported by patients. Many times, side effects are only detectable after investigational products are tested in large-scale clinical trials or, in some cases, after they are made available to patients on a commercial scale following approval.

It is possible that, during the course of the clinical development of exaluren or any additional product candidates, results of our clinical trials (or significant adverse events experienced by individuals receiving drug under our compassionate use policy) could reveal an unacceptable severity and prevalence of side effects. For example, exaluren is a eukaryotic ribosome-selective glycoside, a non-antibiotic and human ribosome-selective analogue of aminoglycoside antibiotics. While exaluren has been designed for selectivity toward the eukaryotic ribosome and has demonstrated a significantly differentiated profile from aminoglycoside antibiotics, certain aminoglycosides are associated with nephrotoxicity and ototoxicity. In preclinical studies, renal toxicities were observed in animals at doses in excess of expected clinical doses. Although clinical studies to date have not identified nephrotoxicity or ototoxicity in treated subjects, there can be no assurance that such effects will not be observed in future studies or in larger patient populations. As a result of these or any other side effects, our clinical trials could be suspended or terminated or not even allowed to commence, and the FDA or comparable foreign regulatory authorities could order us to cease further development, or deny approval, of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Even if the side effects do not preclude the product candidate from obtaining or maintaining regulatory approval, undesirable side effects may inhibit market acceptance due to tolerability concerns as compared to other available therapies. If we are required to delay, suspend or terminate any clinical trial or commercialization efforts, the commercial prospects of such product candidates may be harmed, and our ability to generate product revenues from them or other product candidates that we develop may be delayed or eliminated.

Additionally, if one or more of our product candidates receive marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result. For example, the FDA could require us to adopt a Risk Evaluation and Mitigation Strategy (“REMS”), to ensure that the benefits of treatment with such product candidate outweigh the risks for each potential patient, which may include, among other things, a communication plan to health care practitioners, patient education, extensive patient monitoring or distribution systems and processes that are highly controlled, restrictive and more costly than what is typical for the industry. We or our collaborators may also be required to adopt a REMS or engage in similar actions, such as patient education, certification of health care professionals or specific monitoring, if we or others later identify undesirable side effects caused by any product that we develop alone. Other potentially significant negative consequences associated with adverse events include:

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
•
we may be subject to fines, injunctions or the imposition of criminal penalties;

•
we could be sued and held liable for harm caused to patients; and
•
a product may become less competitive, and our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, results of operations and prospects.

Even though we have received orphan drug designation from the FDA for exaluren for the treatment of cystic fibrosis, cystinosis, MPS I, AS, and Rett syndrome, we may not be able to maintain the benefits of orphan drug designation or obtain orphan drug marketing exclusivity for exaluren or any of our other product candidates for AS or other indications.

Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs for relatively small patient populations as “orphan drugs” in the United States and “orphan medicinal products” in the EU. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. Orphan drug designation must be requested before submitting an NDA.

In April 2024, the FDA granted Orphan Drug Designation to exaluren for the treatment of AS. The FDA has previously granted orphan drug designation for exaluren for the treatment of cystic fibrosis, MPS I, Rett syndrome, AS, and cystinosis. We may seek orphan drug designation for exaluren in other diseases and conditions or for our other product candidates, and other indications. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and application fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA.

In addition, if a drug with an orphan drug designation subsequently receives the first FDA marketing approval for the indication for which it has such designation, the drug is entitled to a period of marketing exclusivity, which precludes the FDA from approving another marketing application, including an NDA, for the same drug for the same approved use or indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity within the relevant approved use or indication, or where the manufacturer is unable to assure sufficient product quantity to meet the needs relating to the relevant approved indication or use.

Even if we obtain orphan drug exclusivity for a product candidate, we may not be able to obtain or maintain orphan drug exclusivity for that product candidate. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active ingredients may be approved for the same approved use or indication within the applicable rare disease or condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same approved use or indication within the applicable rare disease or condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care, or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. Orphan drug designation neither shortens the development or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

Similarly, in the EU, a medicinal product may receive orphan designation. Orphan designation is granted by the European Commission based on a scientific opinion of the EMA’s Committee for Orphan Medicinal Products. A medicinal product may be designated as orphan if its sponsor can establish that (i) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (ii) either (a) such condition affects no more than 5 in 10,000 persons in the EU when the application is made, or (b) the product, without the benefits derived from orphan status, would not generate sufficient return in the EU to justify investment; and (iii) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, or if such a method exists, the medicinal product will be of significant benefit to those affected by the condition. The application for orphan designation must be submitted before the application for marketing authorization. In the EU, orphan designation entitles a party to financial incentives such as reduction of fees, fee waivers, protocol assistance, and access to the centralized marketing authorization procedure. Moreover, upon grant of a marketing authorization and assuming the requirement for orphan designation are also met at the time the marketing authorization is granted, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed pediatric investigation plan. However, during such period, marketing authorizations may be granted to a similar medicinal product with the same orphan indication if: (i) the applicant can establish that the second medicinal product, although similar to the orphan medicinal product already authorized is safer, more effective or otherwise clinically superior to the orphan medicinal product already authorized; (ii) the marketing authorization holder for the orphan medicinal product grants its consent; or (iii) if the marketing authorization holder of the orphan medicinal product is unable to supply sufficient quantities of product. The European exclusivity period can be reduced to six years, if, at the end of the fifth year a medicine no longer meets the criteria for orphan designation (i.e. the prevalence of the condition has increased above the orphan designation threshold or it is judged that the product is sufficiently profitable so as not to justify maintenance of market exclusivity).

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

In addition to the rarity of some diseases, the eligibility criteria of our clinical studies will further limit the pool of available study participants as we will require that patients have specific characteristics that we can measure and that their disease is not too advanced. Specifically, some of the diseases that our product candidates are designed to treat are rare and ultra-rare and we expect only a subset of the patients with these diseases will be eligible for our clinical trials. Because exaluren is designed to target small populations and patient numbers have not been determined definitively, we must be able to identify patients in order to complete our development programs, potentially secure regulatory approval for, and if approved, successfully commercialize exaluren.

We cannot guarantee that any of our programs will identify a sufficient number of patients to complete clinical development, pursue regulatory approval and market our product candidates, if approved. The combined number of patients in the United States, the UK and Europe and elsewhere may turn out to be lower than expected, may not be otherwise amenable to treatment with exaluren, or new patients may become increasingly difficult to identify, all of which would adversely affect our results of operations and our business. An inability to recruit and enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether, which could impact our ability to develop our product candidates and may have a material adverse effect on our business, results of operations and financial condition. Patient enrollment depends on many factors, including:

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
•
the availability of new drugs approved for the indication the clinical trial is investigating; and
•
clinicians’ and patient perception as to the potential advantages of the drug being studied in relation to other available therapies.

We also rely on, and will continue to rely on, CROs and clinical trial sites to ensure proper and timely conduct of our clinical trials and preclinical studies. Though we have entered into agreements governing their services, we will have limited influence over their actual performance. Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates and jeopardize our ability to obtain regulatory approval for the sale of our product candidates. Furthermore, even if we are able to enroll a sufficient number of patients for our clinical trials, we may have difficulty maintaining enrollment of such patients in our clinical trials.

We may conduct clinical trials for our product candidates outside of the United States and the FDA may not accept data from such trials, in which case our development plans may be delayed, which could materially harm our business.

We are conducting one or more of our clinical trials or a portion of our clinical trials for our product candidates outside the United States. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for regulatory approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, if the study was not otherwise subject to an IND, the FDA will not accept the data as support for an application for regulatory approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar requirements for clinical data gathered outside of their respective jurisdictions. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the relevant jurisdiction. Additionally, recent policy proposals in the United States, if enacted in the future, may make acceptance by the FDA or inclusion in a marketing application of foreign data more difficult or costly. If the FDA or any comparable foreign regulatory authority does not accept such data, it may result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

Interim, topline and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

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

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and the Company in general. For example, our Phase 2a clinical trial of exaluren in patients with AS patients was an open-label clinical trial. An “open-label” clinical trial is one where both the patient and investigator know whether the patient is receiving the investigational product candidate or either an existing approved drug or placebo. Most typically, open-label clinical trials test only the investigational product candidate and sometimes may do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. Open-label clinical trials may be subject to a “patient bias” where patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which treatment regimen patients have received and may interpret the information of the treated group more favorably given this knowledge. Accordingly, data from our Phase 2a clinical trial of exaluren in AS patients may not be predictive of data from our planned clinical trials for exaluren, which will be blinded. Further, any data from open-label trials that we may in future conduct may not be predictive of data from blinded clinical trials.

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

The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of our product candidates are subject to extensive regulation by the FDA in the United States and by comparable foreign regulatory authorities in foreign markets. The time required to obtain approval by the FDA and comparable regulatory authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, and the FDA and comparable regulatory have substantial discretion in the approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Neither we nor any future collaborator is permitted to market any of our product candidates in the United States until we receive regulatory approval of an NDA from the FDA. Similarly, in the European Union, our product candidates can only be placed on the market after obtaining a marketing authorization.

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

In addition, FDA and foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the EU pharmaceutical legislation has been undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products was published on April 26, 2023. The proposed changes were since discussed and negotiated by the European Parliament and the Council of the EU as part of the EU ordinary legislative process. A provisional agreement has been reached by the European Parliament and Council of the EU on the proposed revisions on December 11, 2025. The proposed revisions (affecting the duration of regulatory data protection and market protection, including for orphan medicinal products, revising the eligibility for expedited pathways, etc.) remain to be formally adopted by the two institutions, which is not anticipated before early 2026. The proposed changes are not expected to enter into application before 2028 and may have a significant impact on the biopharmaceutical industry in the long term.

Even if we obtain FDA approval for any of our product candidates in the United States, we may never obtain approval for or commercialize such candidates in any other jurisdiction, which would limit our ability to realize their full market potential.

In order to market any products in any particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval by the FDA in the United States does not ensure approval by regulatory authorities in other countries or jurisdictions. However, the failure to obtain approval in one jurisdiction may negatively impact our ability to obtain approval elsewhere. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country.

Approval processes vary among countries and can involve additional product testing and validation, as well as additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and increased costs for us and require additional preclinical studies or clinical trials which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. We do not have any product candidates approved for sale in any jurisdiction, including in international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of any product we develop will be unrealized.

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

Even if our product candidates receive regulatory approval, they will be subject to significant post-marketing regulatory requirements and oversight.

Any regulatory approvals that we may receive for our product candidates will require the submission of reports to regulatory authorities and surveillance to monitor the safety and efficacy of the product candidate, may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA, EMA or other regulatory authorities approve our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as ongoing compliance with cGMP and comparable foreign requirements and GCPs for any clinical trials that we conduct post-approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and similar standards. Further, manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and for notifying FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States.

If we or a regulatory authority discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with applicable regulatory requirements may subject the Company to administrative or judicially imposed sanctions, including:

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

There is no guarantee that we will receive in a timely fashion or at all the additional milestone or royalty payments under the Almirall License Agreement.

On March 11, 2024, we entered into the License Agreement with Almirall (the “Almirall License Agreement”), pursuant to which we sublicensed to Almirall certain rights we owned under the Harvard Agreement relating to the research, development and commercialization of ZKN-013, and other related assets as described in the Almirall License Agreement. Under the Almirall License Agreement, we received an upfront payment of $3.0 million and are eligible to receive additional payments throughout the potential development phases, including development and sales milestones of up to approximately $470.0 million and tiered royalties of mid-single to low-double digit percentages of any future global sales. The achievement and timing of the milestones depend on the success of development, approval and sales progress, if any, of commercial products developed through the collaboration in the future. In connection with Almirall License Agreement, Almirall has control and broad discretion over all aspects of the development and commercialization of ZKN-013 and we will have little, if any, influence over how such activities will be conducted. Our receipt of any payments related to development milestones or royalties is dependent on Almirall’s ability to successfully develop and commercialize ZKN-013. See section titled “ITEM 1 Business—License Agreements—License Agreement between Eloxx and Almirall.”

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.

If any of our product candidates are approved and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as our product candidates, if approved. These regulations include standards and restrictions for direct-to-consumer advertising, industry-sponsored scientific and educational activities, promotional activities involving the internet and off-label promotion. Any regulatory approval that the FDA grants is limited to those specific diseases and indications for which a product is deemed to be safe and effective by FDA. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we receive marketing approval for a product candidate, physicians may nevertheless prescribe it to their patients for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical trials and approved by the regulatory authorities. However, our ability to promote any products will be narrowly limited to those indications that are specifically approved by the FDA.

If we are found to have promoted such off-label uses, we may become subject to significant liability. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The government has also required companies to enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed and/or subject to additional oversight and monitoring. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

Disruptions at the FDA and other government agencies and foreign regulatory authorities caused by funding shortages, staffing limitations, or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA and foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s and foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s and foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies, may also slow the time necessary for new drugs or modifications to approved drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current U.S. Presidential administration has issued certain policies and Executive Orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, which have led to substantial personnel changes, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct routine activities.

If a prolonged government shutdown occurs, or if funding shortages, staffing limitations or similar factors hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, such events could significantly impact the ability of the FDA or other such regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Developments by competitors may render our product candidates or technologies obsolete or non-competitive which would have a material adverse effect on our business, results of operations and financial condition.

We compete with pharmaceutical and biotechnology companies and academic research institutions developing therapies for rare genetic kidney and dermatologic diseases. Our product candidates will compete with existing therapies and potential therapies under development by our competitors. In addition, our commercial opportunities may be reduced or eliminated if our competitors develop and market products that are less expensive, more effective or safer than our product candidates. Other companies have product candidates in various stages of preclinical or clinical development to treat diseases for which we are also seeking to develop product candidates through targeting downstream pathological processes such as fibrosis, inflammation, or proteinuria. Some of these potential competing drugs are further advanced in development than our product candidates and may be commercialized earlier. Even if we are successful in developing effective drugs, our products may not compete successfully with products produced by our competitors.

Some of our competitors have significantly greater financial resources than we do and an established presence in the market. Our competitors may have greater expertise in research and development, manufacturing, obtaining regulatory approvals and marketing approved products and may obtain regulatory approvals for their products more rapidly than we can, if at all. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. We also compete with these companies in recruiting, hiring and retaining qualified scientific and management talent, establishing clinical trial sites and patient registration for clinical trials and obtaining manufacturing slots at contract manufacturing organizations.

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

Current and future healthcare reform and other legislation may increase the difficulty and cost for us and any future collaborators to obtain marketing approval of and commercialize our product candidates and affect the prices we, or they, may obtain and may have a negative impact on our business and results of operations.

In the United States and some foreign jurisdictions there have been, and continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, restrict or regulate post-approval activities with respect to any product candidate for which we obtain marketing approval, and may affect our ability, or the ability of any future collaborators, to profitably sell our products for which we obtain marketing approval. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States and elsewhere, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative and regulatory initiatives. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the price that we, or any future collaborators, may receive for any product candidates approved for sale. New and changing laws and regulations may also create uncertainty about how such laws and regulations will be interpreted and applied. If we are found to have violated laws and regulations, it could materially adversely affect our business, results of operations and financial condition.

The Affordable Care Act (the “ACA”) was signed into law in 2010. The ACA substantially changed the way healthcare is financed by both governmental and private insurers, and significantly affects the U.S. pharmaceutical industry. Among the provisions of the ACA of importance to our business, including, without limitation, our ability to commercialize and the prices we may obtain for any product candidates that are approved for sale, are

•
an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, although this fee does not apply to sales of certain products approved exclusively for orphan indications;
•
a Patient Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and
•
establishment of the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, including prescription drug spending.

Since its enactment, certain provisions of the ACA have been subject to judicial, executive, and legislative challenges and may be subject to additional challenges in the future. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. The cost of prescription pharmaceuticals in the United States has also been the subject of considerable discussion in the United States. There have been several Congressional inquiries, as well as legislative and regulatory initiatives and executive orders designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products.

The Inflation Reduction Act (the “IRA”) was enacted in 2022. Among other things, the IRA established requirements for manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap known as the maximum fair price; imposed rebates under the Medicare program, Part B and Medicare Part D to penalize price increases that outpace inflation (beginning in 2023); redesigned the Medicare Part D benefit (beginning in 2024); and replaced the Part D coverage gap discount program with a new manufacturer discount program (beginning in 2025). CMS has published and negotiated maximum fair price for the initial ten drugs subject to negotiation, which became effective in 2026, and for a subsequent set of 15 drugs, which will first be effective in 2027. CMS has also published the next set of 15 drugs that will be subject to negotiation. The Medicare drug price negotiation program is currently subject to legal challenges. The IRA permits the Secretary of the Department of Health and Human Services (“HHS”) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. The impact of the IRA on us and the pharmaceutical industry cannot yet be fully determined, but is likely to be significant.

The One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of any product candidate that we commercialize.

The Trump administration is also pursuing strategies reduce drug costs in the United States that are likely to have a negative impact on the pharmaceutical industry and may negatively affect our ability to receive adequate revenues for any product candidate for which we obtain marketing approval. This includes threats to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the United States to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. The Trump administration also published two proposed regulations in December 2025, referred to as GLOBE and GUARD, that would, if finalized, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. While the impact of the GLOBE and GUARD proposed payment models, if fully implemented, cannot yet be determined, it is likely to be significant. Even if any of these regulatory proposals or executive actions are ultimately deemed unlawful, they could negatively impact the United States pharmaceutical sector and our business. In addition, pharmaceutical pricing and marketing has long been the subject of considerable discussion in Congress and among policymakers, and it is possible that Congress could enact additional laws that negatively affect the pharmaceutical industry.

Moreover, the individual states in the United States have become increasingly active in developing proposals, passing legislation and implementing regulations designed to control drug pricing, including price or patient reimbursement constraints, discounts, formulary flexibility, marketing cost disclosure, drug price increase reporting, and other transparency measures. Some states have enacted legislation creating so-called prescription drug affordability boards, with the goal of imposing price limits on certain drugs in these states, and at least one state board is imposing an upper payment limit. States are also seeking to implement general, across the board price caps for pharmaceuticals, or are seeking to regulate drug distribution. Some measures are designed to encourage importation from other countries. These types of initiatives may result in additional reductions in Medicare, Medicaid, and other healthcare funding, and may otherwise affect the prices we may obtain for any product candidate for which we obtain marketing approval or the frequency with which any product candidate for which we obtain marketing approval is prescribed or used.

We expect that these and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage and payment criteria and in additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. We cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.

The pricing of prescription pharmaceuticals is also subject to governmental control outside the United States. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of any product candidate for which we obtain marketing approval to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired.

Risks Related to Our Business and Operations

We continue to seek opportunities to expand our business through strategic initiatives. Our efforts to identify opportunities or complete transactions that satisfy our strategic criteria may not be successful, and we may not realize the anticipated benefits of any completed acquisition, collaboration or other strategic transaction.

Our business strategy includes expanding our product candidates and capabilities. We regularly evaluate potential merger, acquisition, collaboration and in-license opportunities that we expect will expand our pipeline or product offerings, and enhance our research or development programs.

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

We operate in many jurisdictions in a highly regulated industry and we could be subject to litigation, government investigation and enforcement actions on a variety of matters in the United States or foreign jurisdictions, including, without limitation, intellectual property, regulatory, product liability, environmental, whistleblower, Qui Tam, false claims, privacy, anti-kickback, anti-bribery, securities, commercial, employment, and other claims and legal proceedings which may arise from conducting our business. Any of these actions or proceedings may result in significant costs, fines, penalties or imposition of burdensome restrictions on the company, any of which could have a material adverse effect on our business, results of operations and financial condition.

We could be subject to additional tax liabilities.

We are subject to federal, state and local taxes in the United States, Israel, and Australia. Significant judgment is required in evaluating our tax positions and our worldwide provision for taxes. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax (including tariffs), accounting and other laws, regulations, principles and interpretations, including those relating to income tax nexus, by our earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. Changes to tax laws (which changes may have retroactive application), including with respect to net operating losses and research and development tax credits, could adversely affect us or holders of our common stock. We may be audited in various jurisdictions, and such jurisdictions may assess additional taxes against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have a material adverse effect on our operating results or cash flows in the period or periods for which a determination is made.

Material weaknesses in our internal control over financial reporting could have a significant adverse effect on our business and the price of our common stock.

Material weaknesses in our internal control over financial reporting could have a significant adverse effect on our business and the price of our common stock. As a public company, we are required to comply with the rules of the SEC implementing Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. When evaluating our internal control over financial reporting as of December 31, 2025, our management concluded that our disclosure controls and procedures were not effective at December 31, 2025 due to inconsistent execution of certain financial reporting controls during portions of the years ended December 31, 2025, 2024 and 2023, primarily within the financial close and reconciliation processes. Specifically, controls related to timely preparation and review of account reconciliations and period-end review procedures were not consistently performed or documented at a level sufficient to support the completeness and accuracy of financial reporting. These deficiencies also affected certain review controls over complex accounting analyses and technical accounting documentation prepared during the period. As of December 31, 2025, the material weakness has not been remediated by the Company and there can be no assurance that we will not identify additional material weaknesses in the future. If we identify additional material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be materially adversely affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

Our business could be adversely affected by the effects of widespread public health epidemics and other factors beyond our control.

Our business could be adversely affected by public health crises, epidemics, pandemics, or similar events beyond our control, which could disrupt our operations, clinical trials, supply chains, and the ability of regulatory authorities to conduct timely reviews. The severity, duration, and broader consequences of any such event are inherently uncertain and could adversely impact, among other things, the conduct of our clinical trials, employee mobility and productivity, the availability of clinical trial sites, our manufacturing capabilities, and the operations of third-party service providers such as CROs, any of which could have an adverse impact on our business and our financial results.

Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, results of operations, and financial condition.

The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements and regulations governing the collection, use, disclosure, retention, and security of personal information, such as information that we may collect in connection with clinical trials in the United States and abroad. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our business, results of operation, and financial condition.

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the United States, HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of protected health information. We may obtain protected health information from third parties, such as research institutions with which we collaborate, that are subject to privacy and security requirements under HIPAA. Although we do not believe that we are directly subject to HIPAA, other than potentially with respect to providing certain employee benefits, we could be subject to criminal penalties if we knowingly obtain or disclose individually identifiable health information maintained by a HIPAA covered entity in a manner that is not authorized or permitted by HIPAA. We may also face liability from a contractual perspective if we fail to comply with any agreements in place with such entities.

Even when HIPAA does not apply, according to the Federal Trade Commission (“FTC”), failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act (“FTCA”). The FTC’s current guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA security regulations, but this guidance may change in the future, resulting in increased complexity and the need to expend additional resources to ensure we are complying with the FTCA. In addition, in the United States, certain state laws impose specific security requirements for certain personal information.

Further, at the state level, numerous states have also adopted comprehensive privacy laws, adding complexity, variation in requirements, restrictions and potential legal risk requiring additional investment of resources in compliance programs. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the “CCPA”) requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Additional compliance investment and potential business process changes may also be required.

Furthermore, other states have proposed or enacted legislation that focus on certain categories of data, such as consumer health data. For example, Washington State enacted the Washington My Health My Data Act, which broadly defines consumer health data, creates a private right of action to allow individuals to sue for violations of the law, imposes stringent consent requirements, and grants consumers certain rights with respect to their health data, including to request deletion of their information. Connecticut and Nevada have also passed similar laws regulating consumer health data. The effects of state and federal privacy laws are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation. While such laws generally exempt clinical trial data, in the event that we are subject to or affected by HIPAA, the CCPA, or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. For example, in Europe, the European Union General Data Protection Regulation (the “EU GDPR”) and in the United Kingdom (the “UK”), the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (the “UK GDPR” and together with the EU GDPR, referred to as the “GDPR”) impose strict requirements for processing the personal data of individuals within the European Economic Area (“EEA”) and the UK. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance under both the EU GDPR and UK GDPR of up to €20 million/ GBP 17.5 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease/ change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/ or civil claims (including class actions). Among other requirements, the GDPR restricts transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, unless a derogation exists or appropriate transfer mechanisms are implemented (such as such as the European Commission approved standard contractual clauses (“SCCs”) or the U.K. International Data Transfer Addendum (“IDTA”)), and transfer impact assessments are conducted. The efficacy and longevity of current transfer mechanisms between the EEA/UK, and the United States remains uncertain.

In relation to such cross border transfers of personal data, we expect the existing legal complexity and uncertainty regarding international personal data transfers to continue, and international transfers to the United States, China, and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could suffer additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; we may have to implement alternative data transfer mechanisms under the GDPR and/ or take additional compliance and operational measures; and/or it could otherwise affect the manner in which we operate our business, and could adversely affect our business, operations and financial condition. Although the UK is a third country under the EU GDPR, mutual adequacy decisions permit the continued free flow of personal data between the EEA and the UK.

The UK’s data protection regime is separate from, but aligned with, the EU regime. Following Brexit, there is increasing scope for divergence in the application, interpretation and enforcement of UK and EU data protection laws, including as a result of the recently implemented UK Data (Use and Access) Act 2025. Although the European Commission extended its adequacy decision for the UK through December 2031, uncertainty remains as to how UK law will evolve over time, which could increase legal risk, complexity and compliance costs and require different measures for the UK and EEA. In addition, EEA Member States have adopted national laws and regulatory approaches that may diverge in certain respects, particularly in relation to health data, resulting in a fragmented compliance landscape. The European Commission has also proposed reforms under the “Digital Omnibus” package which, if adopted, may further modify GDPR-related requirements, including by clarifying the scope of “personal data” and the treatment of coded or de-identified data, potentially requiring further adjustments to our European privacy compliance framework. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

In 2024, the National Security Division of the U.S. Department of Justice (DOJ) issued a new rule—referred to as the “Data Security Program” (DSP)—to implement Executive Order 14117 aimed at preventing access to “bulk U.S. sensitive personal data” and “government-related data” by “countries of concern” (including China, Russia,

Iran, North Korea, Cuba, and Venezuela) and “covered persons” (as all such terms are defined in the DSP). Effective as of April 8, 2025, and fully enforceable as of July 9, 2025, the DSP imposes stringent obligations on companies within its scope and prohibits or restricts “covered data transactions” that grant countries of concern or covered persons access to bulk U.S. sensitive personal data or any amount of government-related data. The DSP is new, complex and has yet to be enforced, and as such, there is a risk that our interpretation of its applicability, scope, and requirements is incorrect, incomplete, or misapplied. Compliance with the DSP may require us to invest heavily in data security and compliance measures, such as implementing and complying with the Cybersecurity and Infrastructure Security Agency’s guidelines and other burdensome recordkeeping, reporting, and auditing requirements. It may also require us to implement new processes, stop or restrict certain data transfers, alter the geographic scope of our operations, cease doing business with certain third parties or using certain tools or vendors, or change how data flows throughout our business, any of which could materially impact our business operations or hinder our ability to grow our business. Finally, non-compliance with the DSP could result in significant civil or criminal penalties, which could materially adversely affect our business, results of operations, and financial condition.

Our employees and personnel use generative artificial intelligence (“AI”) and/or automated decision-making technologies to perform their work, and the disclosure and use of personal data in AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws and regulations regulating AI and/or automated decision-making technologies. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use AI and/or automated decision-making technologies, it could make our business less efficient and result in competitive disadvantages.

Even though we believe we and our vendors are generally in compliance with applicable laws, rules and regulations relating to privacy and data security, these laws are in some cases relatively new and the interpretation and application of these laws are uncertain. Any failure or perceived failure by us to comply with data privacy laws, rules, regulations, industry standards and other requirements could result in proceedings or actions against us by individuals, government agencies, or others. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines or be required to make changes to our business. Further, these proceedings and any subsequent adverse outcomes may subject us to significant negative publicity and an erosion of trust. If any of these events were to occur, our business, results of operations, and financial condition could be materially adversely affected.

Our business and operations may suffer in the event of information technology system failures, cyberattacks or deficiencies in our cybersecurity.

We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit confidential information, including intellectual property, proprietary business information, preclinical and clinical trial data, and personal information (collectively, “Confidential Information”). It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such Confidential Information.

Our information technology systems and those of our third-party service providers, strategic partners and other contractors or consultants are vulnerable to attack, damage and interruption from computer viruses and malware (e.g. ransomware), misconfigurations, “bugs” or other vulnerabilities, malicious code, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, wrongful or inadvertent conduct by employees or vendors, human error, fraud, denial or degradation of service attacks and sophisticated nation-state and nation-state-supported actors. These attacks and activity are being facilitated or enhanced by evolving technologies, including artificial intelligence. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information.

The risk of a cybersecurity incident, data breach or other disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased and evolved. If we or our third-party vendors were to experience a significant cybersecurity incident or data breach of our or their information systems or data, the costs associated with the investigation, remediation and potential notification of the incident or breach to counter-parties and data subjects could be material. In addition, our remediation efforts may not be successful. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology and cybersecurity infrastructure, we could suffer significant business disruption, including data loss or the loss of or damage to intellectual property or other proprietary information. There can also be no assurance that our and our third-party service providers’, strategic partners’, contractors’, consultants’, CROs’ and collaborators’ cybersecurity risk management program and processes, including policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems, networks and Confidential Information.

Like other companies in our industry, we, and our third party vendors, have experienced threats and cyberattacks relating to our information technology systems and infrastructure. While we do not believe that we have experienced any significant system failure, accident, cybersecurity incident or data breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss, corruption or unauthorized disclosure of our trade secrets, personal information or other proprietary or sensitive information or other similar disruptions. For example, the loss of clinical trial data from completed or ongoing clinical trials for any of our therapeutic candidates could result in delays in our development and regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

If a cybersecurity incident, data breach or other disruption were to result in the unauthorized access to or unauthorized use, disclosure, release or other processing of personal information, it may be necessary to notify individuals, governmental authorities, supervisory bodies, the media and other parties pursuant to privacy and data security laws. Any security compromise affecting us, our service providers, strategic partners, other contractors, consultants, or our industry, whether real or perceived, could harm our reputation, erode confidence in the effectiveness of our security measures and lead to regulatory scrutiny. To the extent that any disruption, cybersecurity incident or data breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential or proprietary or personal information, we could incur liability, including litigation exposure, penalties and fines, we could become the subject of regulatory action or investigation, our competitive position could be harmed and the further development and commercialization of our products and services could be delayed. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our business. Furthermore, any perceived non-compliance with federal, state and international laws and regulations could expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties, fines and significant legal liability, if our information technology security efforts fail. Any adverse impact to the availability, integrity or confidentiality of our or third-party systems or Confidential Information can result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, negative reputational impacts that cause us to lose existing or future customers, and/or significant incident response, system restoration or remediation and future compliance costs. We may also be exposed to a risk of loss or litigation and potential liability, which could materially and adversely affect our business, results of operations or financial condition.

Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience cybersecurity incidents or data breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques – including artificial intelligence – that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations. Further, our existing general liability and cyber liability insurance policies may not cover, or may cover only a portion of, any potential claims related to security breaches to which we are exposed or may not be adequate to indemnify us for all or any portion of liabilities that may be imposed. We also cannot be certain that our existing insurance coverage will continue to be available on acceptable terms or in amounts sufficient to cover the potentially significant losses that may result from a cybersecurity incident or breach or that the insurer will not deny coverage of any future claim. Accordingly, if our cybersecurity measures, and those of our service providers, fail to protect against unauthorized access, attacks (which may include sophisticated cyberattacks) and the mishandling of data by our employees and third-party service providers, then our reputation, business, results of operations and financial condition could be adversely affected.

We currently rely, and plan to rely on in the future, third parties to conduct and support our preclinical studies and clinical trials. If these third parties do not properly and successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.

We have utilized and plan to continue to utilize and depend upon independent investigators and collaborators, such as medical institutions, CROs, CMOs, consultants and strategic partners to conduct and support our preclinical studies and clinical trials. As a result, we will have less direct control over the conduct, timing and completion of these preclinical studies and clinical trials and the management of data developed. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP regulations. In addition, our clinical trials must be conducted with pharmaceutical product produced under cGMP and comparable foreign regulations. Our failure or any failure by these third parties to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

We contract with third parties for the manufacture of our product candidates for preclinical studies and our ongoing clinical trials, and expect to continue to do so for additional clinical trials and ultimately for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or be able to obtain such product candidates at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts. We also rely on a single-source supplier.

We do not currently have the infrastructure or internal capability to manufacture supplies of our product candidates for use in development, or if approved, eventual commercialization. We rely, and expect to continue to rely, on third-party manufacturers for the production of our product candidates for preclinical studies and clinical trials. We do not have long-term supply agreements with these manufacturers. Furthermore, the raw materials for our product candidates are sourced from a single-source supplier. Given this reliance on a single-source supplier, we are especially susceptible to supply shortages because we do not have alternate suppliers currently available. If we were to experience an unexpected loss of supply of any of our product candidates or any of our future product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing clinical trials.

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
•
disruptions to the operations of our third-party manufacturers or suppliers, testing facilities, or research sites caused by conditions unrelated to our business or operations, including unrelated regulatory action against or the bankruptcy of the manufacturer or supplier, testing facility, or research site, or the unavailability of essential personnel to conduct or complete our research or clinical trials, including as a result of public health crises, pandemics, or similar events; and
•
the misappropriation of our proprietary information, including our trade secrets and know-how.

We do not have complete control over all aspects of the manufacturing process of, and are dependent on, our contract manufacturing partners for compliance with cGMP or comparable foreign regulations for manufacturing both active drug substances and finished drug products. Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, they will not be able to secure and/or maintain marketing approval for their manufacturing facilities. In addition, we do not have control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or comparable regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain marketing approval for or market our product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or drugs and harm our business and results of operations. Our current and anticipated future dependence upon others for the manufacture of our product candidates or drugs may adversely affect our future profit margins and our ability to commercialize any product candidates that receive marketing approval on a timely and competitive basis.

We have vendors and third party service providers located outside of the United States that subject us to additional risks that are beyond our control and that could harm our business, financial condition, results of operations, and prospects.

We currently and may in the future rely on foreign CROs and CMOs, such as WuXi AppTec. Such foreign CROs and CMOs may be subject to U.S. legislation, trade restrictions, sanctions, tariffs, and other regulatory requirements by the U.S. government, which could increase the cost or reduce the supply of material available to us or our partners or potential partners, delay the procurement or supply of such material or have an adverse effect on our or our partners’ or potential partners’ ability to secure significant commitments from governments to purchase potential therapies. For example, on December 18, 2025, the National Defense Authorization Act for Fiscal Year

2026 (NDAA) was signed into law, which includes the U.S. BIOSECURE Act which, in its current form, would prohibit federal agencies from procuring or using any biotechnology equipment or services from “biotechnology companies of concern”, or entering into, extending, or renewing any contracts with entities that use such biotechnology equipment or services from “biotechnology companies of concern” or expending loan or granting funds for biotechnology equipment services provided by “biotechnology companies of concern”, whether directly or through a loan or grant recipient. Congress has interpreted a “biotechnology company of concern” as an entity that is under the control of a foreign adversary and that poses a risk to national security based on its research or multiomic data collection (e.g., collection of genomic information). This includes companies identified on the U.S. Department of Defense's “Chinese military companies operating in the United States” list. Congress further authorizes the U.S. government to identify additional entities for inclusion as “biotechnology companies of concern.” While the U.S. BIOSECURE Act has a grandfathering period of five years for existing contracts and has carveouts for manufacture of drugs for supply under Medicaid and Medicare Part B, subject to the Secretary of Veteran Affairs’ discretion, the impact of the U.S. BIOSECURE Act on the biotechnology industry is uncertain. This and similar laws could have the potential to severely restrict the ability of U.S. biopharmaceutical companies like us or our partners to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies “of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government. For example, with the U.S. BIOSECURE Act, we may be restricted in our ability to work with certain Chinese biotechnology manufacturing companies to the extent we would contract with, or otherwise receive funding from, the U.S. government. In addition, if we, our suppliers, or our customers were to be designated under the U.S. BIOSECURE Act, this could potentially cause harm to our business and financial condition. Furthermore, any U.S. executive action, legislative action or potential sanctions including the imposition of higher tariffs on imports into the United States and other governmental regulations affecting trade between the United States and China, and any retaliatory actions by China could materially impact our work or potential work in the future with Chinese biotechnology companies. United States executive agencies may designate entities and individuals on various governmental prohibited and restricted parties lists. Depending on the designation, potential consequences can range from a comprehensive prohibition on all transactions or dealings with designated parties, or a limited prohibition on certain types of activities, such as exports and financing activities, with designated parties. Such disruption could have adverse effects on the development of our product candidates. Without an alternative manufacturing plan, there is a risk that, if supplies are interrupted, or the quality of ingredients provided by such alternative sources is not to our specification, it would cause delays in our supply chain and increase the cost of manufacturing our drugs, which could materially harm our business.

Our future success depends on our ability to retain key employees, consultants and advisors and to attract, retain and motivate qualified personnel.

The success of our business is dependent in large part on our continued ability to attract and retain our senior management, and other highly qualified personnel in our scientific, clinical, manufacturing and commercial organizations. Intense competition exists in the biopharmaceutical industry for these types of personnel. Our business is specialized and global and we must attract and retain highly qualified individuals across many geographies. We may not be able to continue to attract and retain the highly qualified personnel necessary for developing, manufacturing and commercializing our product candidates. If we are unsuccessful in our recruitment and retention efforts, or if our recruitment efforts take longer than anticipated, our business may be harmed. We may face difficulty in attracting and retaining key talent for a number of reasons, including management changes, the underperformance or discontinuation of one or more late-stage programs, recruitment by competitors or delays in the recruiting and hiring process or other factors beyond our control. We cannot ensure that we will be able to hire or retain the personnel necessary for our operations or that the loss of any such personnel will not have a material impact on our financial condition and results of operations.

We are highly dependent on principal members of our senior management. While we have entered into employment agreements, consulting agreements or offer letters with each of our executive officers, any of them could leave our employment at any time. Recruiting and retaining other qualified employees, consultants and advisors for our business, including scientific and technical personnel, will also be critical to our success. Competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for individuals with similar skill sets. In addition, failure to succeed in preclinical studies or clinical trials may make it more challenging to recruit and retain qualified personnel. The inability to recruit or loss of the services of any executive, key employee, consultant or advisor may impede the progress of our research, development and commercialization objectives. If we fail to attract and retain highly qualified personnel, we may not be able to successfully develop, manufacture or commercialize our product candidates.

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

To manage effectively our current and future potential growth, we must also continue to enhance and develop our global employee base, and our operational and financial processes. Supporting our growth strategy will require significant capital expenditures and management resources, including investments in research, development, sales and marketing, manufacturing and other areas of our operations. The development or expansion of our business, any acquired business or any acquired or in-licensed products may require a substantial capital investment by us. We may not have these necessary funds, or they might not be available to us on acceptable terms or at all. We may also seek to raise funds by selling shares of our capital stock, or securities convertible into our capital stock, which could dilute current stockholders’ ownership interest in the Company.

We have a limited number of employees, which could adversely affect our business and operations.

We are a small company with a limited number of employees. As of December 31, 2025, we had ten full-time employees. Because we have a limited number of employees, each employee is responsible for multiple critical functions within our organization. This concentration of responsibilities in a small number of individuals may affect the operation of our business and we may not be able to quickly or adequately replace the experience and expertise of departing personnel.

Our employees and independent contractors, including collaborators, principal investigators, CROs, consultants and vendors, may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk that our employees and independent contractors, including collaborators, principal investigators, CROs, consultants and vendors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violate: (i) the laws and regulations of the FDA and other comparable foreign regulatory requirements, including those laws that require the reporting of true, complete and accurate information to such authorities, (ii) manufacturing standards, including cGMP requirements, (iii) federal and state data privacy, security, fraud and abuse and other healthcare laws and regulations in the United States and abroad, (iv) laws that require the true, complete and accurate reporting of financial information or data, or (v) laws that prohibit insider trading. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, the creation of fraudulent data in our or our collaborators’ preclinical studies or clinical trials, or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgements, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, imprisonment, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and curtailment of our operations, any of which could adversely affect our business, financial condition, results of operations and prospects.

We may engage in strategic transactions that could impact our liquidity, increase our expenses, and present significant distractions to our management.

We have in the past, and may in the future consider strategic transactions, such as acquisitions of companies, asset purchases, and out-licensing or in-licensing of intellectual property, products or technologies. Additional potential transactions that we may consider in the future include a variety of business arrangements, including spin-offs, strategic partnerships and collaborations, joint ventures, restructurings, divestitures, business combinations, and investments. We may not be able to find suitable partners or acquisition candidates, and we may not be able to complete such transactions on favorable terms, if at all.

Any future transactions could increase our near and long-term expenditures, result in potentially dilutive issuances of our equity securities, including our common stock, or the incurrence of debt, contingent liabilities, amortization expenses or acquired in-process research and development expenses, any of which could affect our financial condition, liquidity and results of operations. Future acquisitions may also require us to obtain additional financing, which may not be available on favorable terms or at all. These transactions may never be successful and may require significant time and attention of our management. The integration of any business that we may acquire in the future may disrupt our existing business and may be a complex, risky and costly endeavor for which we may never realize the full benefits. Furthermore, we may experience losses related to investments in other companies, including as a result of failure to realize expected benefits or the materialization of unexpected liabilities or risks, which could have a material negative effect on our results of operations and financial condition. Accordingly, although there can be no assurance that we will undertake or successfully complete any additional transactions of the nature described above, any additional transactions that we do complete could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Intellectual Property

If we fail to adequately protect or enforce our intellectual property rights or secure rights to third party patents, the value of our intellectual property rights would diminish, and our business, competitive position and results of operations would suffer.

We rely, and may in the future rely, upon a combination of patent, trade secret and trademark protection for our product candidates and proprietary technologies to prevent third parties from exploiting our achievements, thus eroding our competitive position in our market. These legal measures afford only limited protection, and competitors or others may gain access to or use our intellectual property and proprietary information. Our success depends in large part on our ability to obtain, maintain, expand, enforce, and defend the scope, ownership or control, validity and enforceability of our intellectual property protection in the United States and other countries with respect to our product candidates and other proprietary technologies we may develop. We generally seek, and may in the future seek, to protect our proprietary position, in part, by filing patent applications in the United States and abroad relating to our product candidates and technology, manufacturing processes and methods of use. We also seek, and may in the future seek, to protect our proprietary position by acquiring or in-licensing relevant issued patents or pending patent applications from third parties. If we are unable to obtain, maintain, expand, enforce and defend the scope, ownership or control, validity and enforceability of our intellectual property protection, our business, financial condition, results of operations and prospects could be materially harmed.

Changes in either the patent laws or their interpretation in the United States and other jurisdictions may diminish our ability to protect, obtain, maintain, expand, enforce and defend our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our protection. We cannot predict whether the patent applications we currently pursue or in-license, or may in the future pursue or in-license, will issue as patents in any particular jurisdiction, or whether any patent that eventually issues will be as broad as requested in the patent application or be sufficient to protect our technology. There are a number of factors that could cause our current or future issued patents to become invalid or unenforceable or that could cause our pending patent applications to not be granted, including known or unknown prior art, deficiencies in the patent application or lack of originality of the technology. The existence of unpublished patent applications or future patents owned by third parties could limit our freedom to operate even where our own patent applications issue. Patent applications are commonly kept confidential for a period after filing, and such unpublished applications may later issue with claims that cover aspects of our product candidates, manufacturing processes or methods of use. As a result, we may be required to obtain licenses on terms that are not commercially reasonable, modify or redesign our products or processes, or cease certain activities, any of which could materially and adversely affect our business, prospects and financial condition. Our competitive position and future revenue will depend in part on our ability and the ability of our licensors and collaborators to obtain and maintain patent protection for our product candidates, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties. However, we cannot predict:

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

Furthermore, the lives of our patents are limited. With regard to our lead compound exaluren, patents that have issued or that may issue in the future from our primary composition of matter patent family are currently set to expire in 2031. We may pursue additional patent protection relating to exaluren in the future, including for example additional methods of use or manufacture, specific formulations, or combinations of exaluren with other therapeutic agents. However, any applications we file in the future may not issue or may not result in adequate coverage to adequately protect our assets.

Depending upon the timing, duration, and conditions of any FDA marketing approval for exaluren, one or more of our patents may be eligible for patent term extension of up to five years under the Hatch-Waxman Act. However, we may not receive an extension if we fail to exercise due diligence during the testing phase or regulatory review process, fail to apply for an extension within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. Only one patent per approved product can be extended, the extension cannot extend the total patent term beyond 14 years from the date of product approval and only those claims covering the approved drug, an approved method of using the approved drug, or a method of manufacturing the approved drug may be extended. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for exaluren will be shortened and our competitors may obtain approval to market competing products sooner. As a result, our revenue from applicable products could be reduced. Further, if this occurs, our competitors may take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case, and our business could be harmed.

If we cannot obtain new patents, maintain our existing patents and protect the confidentiality and proprietary nature of our trade secrets and other intellectual property, our business and competitive position may be harmed.

Our success will depend in part on our ability to obtain and maintain patent and regulatory protections for our product candidates and their intended uses, to preserve our trade secrets and other proprietary rights, to operate without infringing the proprietary rights of third parties, and to prevent third parties from circumventing our rights. Due to the time and expense of bringing new product candidates through development and regulatory approval to the marketplace, there is particular importance in obtaining patent and trade secret protection for significant new technologies, products and processes. In addition, we may be subject to increased risks of trade secret misappropriation or cyber intrusion by nation-state or state-sponsored actors seeking to obtain proprietary biotechnology or pharmaceutical information. Such actors may possess substantial financial and technological resources, and our security measures may not be sufficient to prevent unauthorized access to our trade secrets or other confidential information. Any such misappropriation could materially harm our competitive position.

We have obtained, and may in the future obtain, patents or rights to practice patents through ownership or license. Our patent applications may not result in the issue of patents in the United States or other countries. Our patents may not afford adequate protection for our products. Third parties may challenge our patents. If any of our patents are narrowed, invalidated or become unenforceable, competitors may develop and market products similar to ours that do not conflict with or infringe our patents rights, which could have a material adverse effect on our financial condition. We may also finance and collaborate in research conducted by government organizations, hospitals, universities or other educational or research institutions. To the extent any related intellectual property is developed with government funding or under statutory regimes that attach rights to government sponsors, applicable laws may give governments certain rights in inventions, including non-exclusive licenses, march-in rights or the ability to require licensing under specified circumstances. In addition, government authorities may impose compulsory licensing, require domestic manufacturing or take title if disclosure or filing requirements are not satisfied. The exercise of any such governmental rights or remedies, particularly in the context of public health emergencies or other policy-driven actions, could materially reduce the exclusivity, commercial value or enforceability of our intellectual property rights. Such research partners may be unwilling to grant us exclusive rights to technology or products developed through such collaborations. There is also a risk that disputes may arise as to the rights to technology or products developed in collaboration with other parties. Our product candidates are expensive and time-consuming to test and develop. Even if we obtain and maintain patents, our business may be significantly harmed if the patents are not broad enough to protect our products from copycat products.

Significant legal questions exist concerning the extent and scope of patent protection for biopharmaceutical products and processes in the United States and elsewhere. In Europe, the introduction of the Unitary Patent and Unified Patent Court (the “UPC”) regime presents additional uncertainty. Under the UPC, certain European patents may be subject to centralized revocation or infringement proceedings with pan-European effect; an adverse decision in such a proceeding could invalidate or limit our patent rights across multiple European states simultaneously. Patent owners may in some cases elect to opt out of UPC jurisdiction, but failure to comply with applicable timing or procedural requirements may leave patents subject to UPC review. Given the relative novelty of the UPC and its developing jurisprudence, this new regime may materially affect our European patent strategy, enforcement options and the value of our European patent portfolio. Accordingly, there is no certainty that patent applications owned or in-licensed by us will issue as patents, or that our issued patents will afford meaningful protection against competitors. Once issued, patents are subject to challenge through both administrative and judicial proceedings in the United States and other countries. Such proceedings include re-examinations, inter partes reviews, post-grant reviews, interference proceedings and derivation proceedings before the U.S. Patent and Trademark Office, as well as opposition proceedings before the European Patent Office and other non-U.S. patent offices. Litigation may be required to enforce, defend or obtain our patent and other intellectual property rights. Any administrative proceeding or litigation could require a significant commitment of our resources and, depending on outcome, could adversely affect the scope, validity or enforceability of certain of our patent or other proprietary rights.

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

If we are found to be infringing on patents owned by others, we may be forced to pay damages to the patent owner and/or obtain a license to continue the development, manufacture or sale of our product candidates. If we cannot obtain a license, we may be prevented from the development, manufacture or sale of our product candidates, which would adversely affect our business.

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
•
defend litigation or administrative proceedings that may be costly whether we win or lose, and which could result in a substantial diversion of management resources; or
•
pay damages, including treble damages and attorneys’ fees for willful infringement.

Any costs incurred in connection with such events or the inability to develop or sell our products may have a material adverse effect on our business, results of operations and financial condition.

We rely on confidentiality agreements that could be breached and may be difficult to enforce which could have a material adverse effect on our business and competitive position.

Our policy is to enter agreements relating to the non-disclosure of confidential information with third parties, including our contractors, CROs, contract manufacturers, consultants, advisors and research collaborators, as well as agreements that purport to require the disclosure and assignment to us of the rights to the ideas, developments, discoveries and inventions of our employees and consultants while we employ them. However, these agreements can be difficult and costly to enforce. Moreover, to the extent that our contractors, CROs, contract manufacturers, consultants, advisors and research collaborators apply or independently develop intellectual property in connection with any of our projects, disputes may arise as to the proprietary rights to the intellectual property. If a dispute arises, a court may determine that the rights belong to a third party, and enforcement of our rights can be costly and unpredictable. In addition, we rely on trade secrets and proprietary know-how that we seek to protect in part by confidentiality agreements with our employees, contractors, CROs, contract manufacturers, consultants, advisors and other third parties. Despite the protective measures we employ, we still face the risk that:

•
we may not have entered into applicable agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes;
•
these agreements may be breached;
•
these agreements may not provide adequate remedies for the applicable type of breach;
•
we may not effectively monitor unauthorized uses and disclosures, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective; or
•
our trade secrets or proprietary know-how will otherwise become known.

Any breach of our confidentiality agreements or our failure to effectively enforce such agreements may have a material adverse effect on our business and competitive position.

If we cannot meet requirements under our license agreement, we could lose the rights to our product candidates, which could have a material adverse effect on our business.

We depend on the license agreements with Technion Research and Development Foundation Ltd. and Fellows of Harvard College to maintain the intellectual property rights to certain of our product candidates. Our license agreement requires us to make payments and satisfy performance obligations in order to maintain our rights under this agreement. This agreement lasts either throughout the life of the patents that are the subject of the agreement, or with respect to other licensed technology, for a number of years after the first commercial sale of the relevant product.

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

We may become involved in lawsuits to protect or enforce or defend our intellectual property, which could be expensive, time consuming and unsuccessful and have an adverse effect on the success of our business.

Competitors or other third parties may infringe, misappropriate or otherwise violate our patents or other intellectual property. If we or one of our licensors were to initiate legal proceedings against a third party to enforce a patent covering one of our products or product candidates, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States and in Europe, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of novelty, obviousness, lack of written description, non-enablement, failure to claim patent-eligible subject matter or obviousness-type double patenting. Third parties might allege unenforceability of our patents because during prosecution of the patent an individual connected with such prosecution withheld relevant information from the USPTO or made a misleading or inconsistent statement. Interference or derivation proceedings provoked by third parties or brought by us or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications. The outcome of proceedings involving assertions of invalidity and unenforceability during patent litigation is unpredictable. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our products and product candidates, which may allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or could require us to obtain license rights from the prevailing party in order to be able to manufacture or commercialize our products, product candidates or technologies without infringing third-party patent rights. Even if a defendant does not prevail on a legal assertion of invalidity or unenforceability, our patent claims may be construed in a manner that would limit our ability to enforce such claims against the defendant and others. Moreover, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize our product candidates. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon, misappropriating or otherwise violating our intellectual property rights. Thus, even if we were to ultimately prevail, or to settle at an early stage, such litigation could burden us with substantial unanticipated costs. Our patents and other intellectual property rights also will not protect our technology if competitors design around our protected technology without infringing our patents or other intellectual property rights. Further, geopolitical developments, including actions taken by certain countries in connection with regional conflicts, may affect the enforceability of intellectual property rights. For example, governmental measures in certain jurisdictions have limited the enforcement of patents owned by entities from particular countries. If similar measures are adopted in jurisdictions relevant to our business, our ability to enforce our intellectual property rights could be materially impaired.

We may be subject to third-party claims including infringement, interference or derivation proceedings, post-grant review and inter partes review before the USPTO or similar adversarial proceedings or litigation in other jurisdictions. Even if we believe such claims are without merit, a court could hold that these third-party patents are valid, enforceable and infringed by us, and the holders of any such patents may be able to block our ability to commercialize the applicable product or product candidates unless we obtained a license under the applicable patents, or until such patents expire or are finally determined to be invalid or unenforceable. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our products, product candidates or technologies may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court to cover aspects of our products, product candidates or technologies, the holders of any such patents may be able to prohibit our commercialization of the applicable product or product candidate until such patent expires or is finally determined to be invalid or unenforceable or unless we obtained a license.

In addition, defending such claims, regardless of their merit, would cause us to incur substantial expenses and, if unsuccessful, could cause us to pay substantial damages if we are found to be infringing a third party’s patent rights. These damages potentially include royalties, increased damages (possibly treble damages) and attorneys’ fees if we are found to have infringed such rights willfully. Further, if a patent infringement suit is brought against us, our development, manufacturing or sales activities relating to the product, product candidate or technology that is the subject of the suit may be delayed or terminated, as parties making claims against us may obtain injunctive or other equitable relief. As a result of patent infringement claims, or in order to avoid potential infringement claims, we may choose to seek, or be required to seek, a license from the third party, which may require payment of substantial royalties or fees, or require us to grant a cross-license under our intellectual property rights. These licenses may not be available on reasonable terms or at all and obtaining them may require substantial time and monetary expenditure. If we are unable to enter into a license on acceptable terms, we could be prevented from commercializing one or more of our products or product candidates, or forced to modify such products or product candidates, or to cease some aspect of our business operations, which could harm our business significantly. We might also be forced to redesign or modify our products, product candidates or technologies so that we no longer infringe the third-party intellectual property rights, which may result in significant cost or delay to us, or which redesign or modification could be impossible or technically infeasible.

Even if we were ultimately to prevail, any of these events could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business. Intellectual property litigation, regardless of its outcome, may cause negative publicity, adversely impact prospective customers, cause product shipment delays, or prohibit us from manufacturing, importing, marketing or otherwise commercializing our products or product candidates. Such litigation or proceedings could substantially increase our operating losses and reduce our resources available for development activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or administrative proceedings more effectively than we can because of their substantially greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have an adverse effect on our ability to compete in the marketplace and could have an adverse impact on our business and financial condition.

Risks Related to Our Regional Operations

Potential political and economic instability in regions where we conduct business may adversely affect our results of operations.

In addition to our operations in the United States, we currently conduct certain research and clinical development activities through our regional operations located in Israel. We also maintain a legal presence and contract with vendors located in Australia. We may, in the future, expand our presence and operations to other locations as circumstances require. Accordingly, political and economic conditions in any other country or region where we do business may directly affect our operations. As of December 31, 2025, three of our ten employees are based in Israel, and the loss or unavailability of these employees due to geopolitical events or other disruptions could adversely affect our research and development activities.

In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in extensive deaths, injuries and kidnapping of civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. In January 2025, Israel and Hamas entered into a ceasefire agreement, which remained in effect until March 18, 2025, when hostilities resumed. As of October 9, 2025, Israel and Hamas entered into a renewed ceasefire agreement calling for a permanent end of the war. However, there are no assurances that such as agreement will hold. While the conflict has created heightened security concerns, disruptions to business operations, and economic instability, the ceasefire may contribute to improved regional stability. However, the security situation remains fluid, and any renewed military actions, restrictions, or government-imposed measures could adversely affect our operations, supply chains, and financial condition.

Since the commencement of these events, there have been continued hostilities along Israel’s northern border with Lebanon (with the Hezbollah terror organization) and on other fronts from various extremist groups in region, such as the Houthis in Yemen and various rebel militia groups in Syria and Iraq. In October 2024, Israel began limited ground operations against Hezbollah in Lebanon, and in November 2024, a ceasefire was brokered between Israel and Hezbollah, but there are no guarantees as to whether the agreement will hold or whether further hostilities will resume.

In addition, in April 2024 and October 2024, Iran launched direct attacks on Israel involving hundreds of drones and missiles and has threatened to continue to attack Israel and is widely believed to be developing nuclear weapons. In June 2025, Israel launched a strike against Iran, aimed to disrupt Iran’s capacity to coordinate or launch hostilities against Israel. Iran has retaliated in response, firing missiles and drones at Israeli military and civilian infrastructure. In February 2026, Israel launched air attacks on Iran and Iran retaliated firing missiles targeted at Israel. Ongoing political instability, widespread protests, and heightened geopolitical tensions involving Iran, including the potential for military escalation and broader regional conflict, may adversely affect economic conditions, disrupt markets, and create uncertainty that could negatively impact our business, financial condition and results of operations. A broader regional conflict involving additional state and non-state actors remains a significant risk. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza, Hezbollah in

Lebanon, the Houthi movement in Yemen and various rebel militia groups in Syria and Iraq. These situations may potentially escalate in the future to more violent events which may affect Israel and us.

In connection with the Israeli security cabinet’s declaration of war against Hamas and possible hostilities with other organizations, several hundred thousand Israeli military reservists were drafted to perform immediate military service. None of our employees or consultants were drafted. Although many of such military reservists have since been released, they may be called up for additional reserve duty, depending on developments in the war in Gaza and along Israel’s other borders. Military service call ups that result in absences of personnel from us for an extended period of time may materially and adversely affect our business, prospects, financial condition and results of operations. As of the date of this Annual Report, none of our directors, officers or employees are serving in active or reserve duty.

Since the war broke out on October 7, 2023, our operations have not been adversely affected by this situation, and we have not experienced disruptions to our clinical studies, facilities or the manufacturing or supply of our drug candidates. While the intensity and duration of the security situation in Israel have been difficult to predict, as were the economic implications on our business and operations and on Israel’s economy in general, the ceasefire marks a potential shift towards stability in the region. If sustained, this could reduce the risk of disruptions to our business and the Israeli economy in general. However, if the war is renewed or expands to other fronts, such as Lebanon, Syria and the West Bank, our operations may be harmed.

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

Our research and development efforts were initially financed, in part, through royalty-bearing grants from the Israel Innovation Authority (“IIA”). We received an aggregate of $2.6 million from the IIA for the development of our technologies. With respect to such grants we are required to pay certain royalties (including accrued interest) up to $2.8 million. We are required to comply with the requirements of the Israeli Encouragement of Research, Development and Technological Innovation in the Industry Law, 5744-1984, as amended, and related regulations (the “R&D Law”) with respect to these past grants. If we fail to comply with the R&D Law, we may be required to refund certain grants previously received and/or to pay interest and penalties and we may become subject to criminal charges.

With respect to such grants we are obligated to pay royalties at a rate in the low to middle single-digit percentage from the revenue generated from the sale of any products or services developed using IIA grants up to a maximum amount equal to repayment of the grant proceeds received plus accrued interest. We have not commenced the payment obligation of these royalties since we have not yet generated revenue, and we have a contingent obligation with respect to such future royalty payments including interest, of $2.8 million.

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

We enter into agreements with our employees pursuant to which they agree that any inventions created within the scope of their employment or engagement are assigned to us or owned exclusively by us. These agreements generally include provisions pursuant to which employees assign all rights to such inventions and waive any claim for royalties or other consideration in respect of service inventions. Under the Israeli Patent Law, 5727-1967 (the “Patent Law”), inventions conceived by an employee during the scope of his or her employment with a company are regarded as “service inventions,” which belong to the employer, absent a specific agreement providing otherwise. The Patent Law further provides that if there is no agreement addressing renumeration between an employer and an employee, the Israeli Compensation and Royalties Committee (the “Committee”), a body constituted under the Patent Law, may determine whether the employee is entitled to remuneration for such inventions. Israeli case law indicates that an employee may waive the right to receive remuneration for service inventions, and the Committee typically examines the contractual framework between the parties when evaluating such claims. However, previous decisions by the Committee have created uncertainty regarding such claims. Although we include assignment and waiver provisions in our employment agreements, we may nevertheless face claims seeking remuneration in respect of service inventions. Responding to or defending against such claims could result in legal costs and the diversion of management resources, which could adversely affect our business.

Risks Related to Our Common Stock

Our stock price may be volatile, and purchasers of our common stock could incur substantial losses.

The trading price of our common stock has been volatile and may continue to be volatile and subject to wide fluctuations in the future, especially following our delisting from the Nasdaq Capital Market in October 2023. Many factors could have an impact on our stock price, including fluctuations in our or our competitors’ operating results, clinical trial results or adverse events associated with our product candidates, product development by us or our competitors, changes in laws, including healthcare, regulatory, tax or intellectual property laws, intellectual property developments, acquisitions or other strategic transactions, changes in financial or operational estimates or projections and the perceptions of our investors that we are not performing or meeting expectations. The trading price of the common stock of many biopharmaceutical companies, including ours, has experienced extreme price and volume fluctuations, which have at times been unrelated to the operating performance of the companies whose stocks were affected. In addition, the securities market has from time-to-time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of shares of our common stock.

We are a smaller reporting company, and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are a smaller reporting company as defined in the Exchange Act and expect to remain a smaller reporting company for the near future. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

We cannot predict whether investors will find our common stock less attractive if we rely on this exemption. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be reduced or more volatile.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management.

Our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that could significantly reduce the value of our shares to a potential acquiror or delay or prevent changes in control or changes in our management without the consent of our board of directors. The provisions in our charter documents include the following:

•
the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquiror;
•
the ability of our board of directors to alter our amended and restated bylaws without obtaining stockholder approval; and
•
advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.

We are also subject to the anti-takeover provisions contained in Section 203 of the Delaware General Corporation Law. Under Section 203, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other exceptions, the board of directors has approved the transaction.

Our current amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders and that the federal district courts shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees or the underwriters or any offering giving rise to such claim.

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action, suit or proceeding brought on our behalf, any action, suit or proceeding asserting a breach of fiduciary duty, any action, suit or proceeding asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, or any action, suit or proceeding asserting a claim against us that is governed by the internal affairs doctrine; provided, that, this provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. These choice of forum provisions may result in increased costs to stockholders to bring a claim, limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, and may generally have the effect of discouraging lawsuits against us and our directors, officers and other employees. By agreeing to this provision, however, stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation or bylaws has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. If a court were to find the choice of forum provisions in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

Our common stock constitutes “penny stock” within the meaning of the rules of the SEC and may be subject to greater opportunity for manipulation.

The SEC has adopted a number of rules to regulate “penny stocks” that restrict transactions involving stock which is deemed to be penny stock. These rules may have the effect of reducing the liquidity of penny stocks. “Penny stocks” generally are equity securities with a price of less than $5.00 per share (other than securities registered on certain national securities exchanges or quoted on the Nasdaq Stock Market if current price and volume information with respect to transactions in such securities is provided by the exchange or system). Our securities have in the past constituted, and may again in the future constitute, “penny stock” within the meaning of the rules. The additional sales practice and disclosure requirements imposed upon U.S. broker-dealers may discourage such broker-dealers from effecting transactions in shares of our common stock, which could severely limit the market liquidity of such shares and impede their sale in the secondary market.

A U.S. broker-dealer selling penny stock to anyone other than an established customer or “accredited investor” (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the “penny stock” regulations require the U.S. broker-dealer to deliver, prior to any transaction involving a “penny stock”, a disclosure schedule prepared in accordance with SEC standards relating to the “penny stock” market, unless the broker-dealer or the transaction is otherwise exempt. A U.S. broker-dealer is also required to disclose commissions payable to the U.S. broker-dealer and the registered representative and current quotations for the securities. Finally, a U.S. broker-dealer is required to submit monthly statements disclosing recent price information with respect to the “penny stock” held in a customer’s account and information with respect to the limited market in “penny stocks”.

The market for “penny stocks” has suffered from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, resulting in investor losses.

General Risk Factors

Maintaining and improving our financial controls and the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and Nasdaq stock market rules. The requirements of these rules and regulations have increased and will continue to significantly increase our legal and financial compliance costs, including costs associated with the hiring of additional personnel, making some activities more difficult, time-consuming or costly, and may also place undue strain on our personnel, systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition.

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

As of December 31, 2025, we had U.S. federal and state net operating loss carryforwards (“NOLs”), of $190.1 million, and federal research tax credit carryforwards of $11.9 million. Certain U.S. NOLs will begin to expire, beginning in 2023 through 2037, and research tax credits will expire beginning in 2026 through 2041. Included in these U.S. federal NOLs are $101.1 million of NOLs generated after the effective date of the Tax Cuts and Jobs Act of 2017 (“TCJA”) which are not subject to expiration. Under the TCJA, Federal NOLs generated in

2018 and future years may be carried forward indefinitely but generally may not be carried back and are only eligible to offset up to a maximum of 80% of taxable income generated in a given year.

In general, under Section 382 of the U. S. Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-ownership change NOLs to offset future taxable income. We may have experienced ownership changes in the past. We may experience additional ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. Although we have not completed our analysis, it is reasonably possible that our federal NOLs available to offset future taxable income could materially decrease. This reduction will be offset by an adjustment to the existing valuation allowance for an equal and offsetting amount. Additionally, our state NOLs available to offset future state income could similarly decrease which would also be offset by an equal and offsetting adjustment to the existing valuation allowance. Given the offsetting adjustments to the existing valuation allowance, any ownership change is not expected to have a material adverse effect on our consolidated financial statements. As of December 31, 2025, we had Israeli NOLs of $126.2 million, which carry forward indefinitely.

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

Additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity or debt securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner, we determine from time to time. If we sell common stock, convertible securities or other equity securities in one or more transactions, existing investors may be materially diluted by subsequent sales, and new investors could gain rights superior to our existing stockholders.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, even if ultimately decided in our favor, it could result in substantial costs and a diversion of our management’s attention and resources, which could harm our business.

Changing circumstances and market conditions, some of which may be beyond our control, could impair our ability to access our existing cash and cash equivalents and to timely pay key vendors and others.

We maintain our cash and cash equivalents in accounts with major financial institutions, and our deposits with these institutions can and do exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, we could lose our deposits in excess of the federally insured or protected amounts and there can be no assurance that we will be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

Our insurance policies protect us from only some business risks, which will leave us exposed to significant uninsured liabilities.

We do not carry insurance for all categories of risk that our business may encounter. We do not know, however, if we will be able to maintain insurance with adequate levels of coverage. No assurance can be given that an insurance carrier will not seek to cancel or deny coverage after a claim has occurred. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our business, financial condition, results of operations and prospects.

We are subject to governmental export and import controls, economic sanctions, anti-corruption laws and regulations of the United States and other jurisdictions. We can face criminal liability and other serious consequences for violations of these laws and regulations, which could harm our business.

We are subject to and required to comply with various export control, import and trade and economic sanctions laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls. These laws may prohibit or restrict our ability to transfer, sell or supply, our products to certain governments, persons, entities, countries, and territories, including those that are the target of comprehensive sanctions or an embargo.

We are also subject to anti-corruption and anti-bribery laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws, including the FCPA, generally prohibit companies and their employees, agents, CROs, contractors and other partners from offering, promising, giving, soliciting or authorizing others to give or receive anything of value, either directly or indirectly, to or from a non-U.S. government official in order to influence official action, or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. We can be held liable for the corrupt or other illegal activities of our employees, agents, CROs, contractors, and other partners, even if we do not explicitly authorize or have actual knowledge of such activities. Any violation of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

Coastlands and Domicilium own prefunded warrants to purchase a significant percentage of our capital stock and have board designation and certain consent rights, which allow them to exert meaningful influence on our company.

Following the final closing under the securities purchase agreement, dated as of August 20, 2025 and as amended on September 25, 2025, December 11, 2025, and February 20, 2026 (the “Coastlands Securities Purchase Agreement”), Coastlands owned prefunded warrants to purchase 30,615,243 shares of our common stock and Domicilium owned prefunded warrants to purchase 21,423,618 shares of our common stock, at an exercise price of $0.01 per share. Additionally, pursuant to the terms of the Coastlands Securities Purchase Agreement, each of Coastlands and Domicilium have the right to designate one member of our Board of Directors until immediately prior to the effectiveness of a registration statement on Form S-1. Further, until immediately prior to the effectiveness of a registration statement on Form S-1, without the consent of Coastlands and Domicilium we cannot: (i) amend, alter or repeal any provision of our certificate of incorporation or bylaws; (ii) increase or decrease the size of the Board of Directors or appoint or remove any member of the Board of Directors; (iii) issue any shares of Common Stock or securities convertible into shares of common stock (other than in connection with the exercise or vesting of outstanding securities); (iv) amend the compensation of any executive officer; (v) consummate a Liquidation Event (as defined in the Amended and Restated Certificate of Incorporation), or effect any other merger, statutory conversion, transfer, domestication continuance, liquidation, dissolution, or wind up the business affairs of the Company, or consolidation; (vi) sell, assign, license, pledge or encumber any material asset (including intellectual property); or (vii) incur any indebtedness (other than ordinary course credit or trade payables incurred in the ordinary course of business); provided, that Coastlands and Domicilium agree to consent to any act or transaction that is reasonably necessary to support an uplisting to Nasdaq, as reasonably determined by our Board of Directors. These rights allow Coastlands and Domicilium to exert meaningful influence over the Company. These rights could discourage a takeover of the company, could limit our ability to raise additional funds, whether through offerings of our securities or indebtedness, could limit our ability to retain or attractive executive officers, and could result in Coastland and Domicilium controlling the composition of our Board of Directors.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property and confidential information that is proprietary, strategic or competitive in nature (“Information Systems and Data”).

We retain a third-party security management vendor to help identify, assess and manage our cybersecurity threats and risks. This partner identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods, including, for example, automated tools, cybersecurity threat subscription services, threat report analysis, internal and external audits, and threat and vulnerability assessments.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example, incident detection and response policy, route risk assessments, data encryption, network security controls, data segregation, access controls, physical security, asset management, tracking and disposal, systems monitoring, penetration testing, and cybersecurity insurance.

Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. For example, our security management partner works with our Interim Chief Financial Officer to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business. In addition, our Interim Chief Financial Officer evaluates material risks from cybersecurity threats against our overall business objectives and reports to the audit committee of the board of directors, which evaluates our overall enterprise risk.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example, professional services firms, cybersecurity software providers and penetration testing firms. These third-parties also provide application and hosting services. We have a vendor management program to manage cybersecurity risks associated with our use of these providers. The program includes risk assessments and audits for each vendor and a review of each such vendor's written security program.

For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part I. Item 1A. Risk Factors in this Annual Report, including "If our information technology systems or those third parties upon which we rely or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm, loss of revenue or profits and other adverse consequences.”

Governance

Our Board addresses our cybersecurity risk management as part of its general oversight function. The Audit Committee is responsible for overseeing our cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats. Our cybersecurity risk assessment and management processes are implemented and maintained by our Interim Chief Financial Officer who oversees the work performed by our information security consultant and third-party managed service provider. Our information security consultant has over 40 years of experience in pharmaceutical information technology, including many years as a chief information officer.

Our Interim Chief Financial Officer is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into our overall risk management strategy, and communicating key priorities to relevant personnel. Our Interim Chief Financial Officer, with support from our information security partners, is responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response policy is designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our Interim Chief Financial Officer and legal department. Our Interim Chief Financial Officer works with our incident response team to help mitigate and remediate cybersecurity incidents of which they are notified. In addition, our incident response policy includes reporting to the Audit Committee for certain cybersecurity incidents.

ITEM 2. Properties

Our principal executive offices were previously located at 480 Arsenal Way, Watertown, Massachusetts. We also previously leased office space in Ness Ziona, Israel. We are now a remotely headquartered company.

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

ITEM 4. Mine Safety Disclosures

None.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Since October 16, 2023, our common stock has traded on the OTC markets, most recently on the OTC Expert Market, under the symbol “ELOX”. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. From July 7, 2022 until October 15, 2023, our common stock was traded on The NASDAQ Capital Market under the symbol “ELOX.” From April 26, 2018 to July 6, 2022, our common stock traded on The NASDAQ Global Market under the symbol “ELOX.” Prior to April 26, 2018, our common stock traded on the OTCQB market under the symbol “ELOX”.

Holders

As of March 16, 2026 , there were approximately 117 holders of record of our common stock. This number does not include “street name” or beneficial holders, whose shares are held of record by banks, brokers, financial institutions and other nominees.

Recent Sales of Unregistered Securities

On January 9, 2024, the Company entered into a securities purchase agreement (the “Domicilium Securities Purchase Agreement”) with SD MF 4, LLC (“Domicilium”) providing for the issuance by the Company of: (i) 157,138 shares of the Company’s common stock; (ii) a pre-funded warrant (the “January 2024 Pre-Funded Warrant”) to purchase up to 471,508 shares of common stock; and (iii) an additional warrant to purchase up to 150,000 shares of common stock at a price per share of $1.18, as consideration for Domicilium’s assumption of the Tranche 1B Advance under the Company’s outstanding term loan agreement with Hercules. The Company did not receive any proceeds in connection with the Equity Issuance.

On August 20, 2025, the Company entered into a securities purchase agreement (the “Coastlands Securities Purchase Agreement”), as amended on September 25, 2025, December 11, 2025, and February 20, 2026, with Coastlands Capital Partners LP (“Coastlands”) and Domicilium. Pursuant to the Coastlands Securities Purchase Agreement, the Company issued and sold prefunded warrants to purchase up to an aggregate of 30,612,243 shares of common stock to Coastlands and prefunded warrants to purchase up to an aggregate of 21,423,618 shares of common stock to Domicilium, at a sale price of $0.49 per underlying share, for an aggregate purchase price of $17.0 million of investment and the conversion of approximately $9.5 million of outstanding indebtedness.

Since January 1, 2024, the registrant has granted (i) stock options to purchase an aggregate of 9,838,008 shares of its common stock with exercise prices ranging from $0.0001 to $0.24 per share, (ii) 1,230,000 shares of Restricted Stock and (iii) Restricted Stock Units exchangeable into up to 106,500 shares of common stock upon vesting, to employees, consultants and directors in connection with services provided to the registrant by such parties. The issuances of such equity awards and the shares of common stock issuable upon the exercise or vesting of such awards was pursuant to written compensatory plans or arrangements.

Since January 1, 2024, the registrant issued 465,407 shares of common stock in connection with exercise of outstanding options held by executive officers, directors and employees.

All of these unregistered securities were issued pursuant to Section 4(a)(2) under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required.

Purchases of Equity Securities by the Issuer or Affiliated Purchaser

There were no repurchases of shares of our common stock during the fourth quarter ended December 31, 2025.

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

ITEM 6. [rESERVED]

ITEM 7. MANAGEMENT’S Discussion and analysis of financial condition and results of operationS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. Please see “Special Note Regarding Forward-Looking Statements.” As a result of many factors, including those factors set forth in the “Part I, Item 1A - Risk Factors” section of this Annual Report, our actual results could differ materially from the results described in, projected or implied by the forward-looking statements contained in the following discussion and analysis. Our discussion and analysis of our financial condition and results of operations for 2025, 2024, and 2023 are discussed below.

Company Overview

We are a clinical-stage biopharmaceutical company developing novel, small-molecule product candidates designed to modulate the ribosome and promote readthrough of premature stop codons induced by nonsense mutations (“NMs”) to enable the production of full-length proteins. Targeting ribosome subunits provides a therapeutic approach to addressing a number of genetic diseases. According to the Human Gene Mutation Database, NMs account for approximately 10% to 12% of patients with a given genetic disease. There are over 7,000 inherited genetic diseases that collectively affect 350 million people worldwide. Our immediate focus is to advance the clinical development of our lead product candidate, exaluren, for the treatment of rare kidney diseases and, through our collaboration with Almirall, S.A. (“Almirall”), ZKN-013 for the treatment of rare skin diseases.

We conducted a proof-of-concept Phase 2a open-label monotherapy trial in the United Kingdom in three patients with autosomal recessive AS and a NM in the COL4A4 gene. All three patients showed a reduction in podocyte foot process effacement (“FPE”), which is the flattening and loss of specialized kidney cell structures that form the filtration barrier and attach to the podocytes and GBM, in transmission electron microscopy (“TEM”) images. FPE is a hallmark of kidney diseases including AS and the severity of FPE has historically been associated with time to kidney failure. TEM images of biopsy samples also showed an improvement in the GBM width in all treated patients. FPE was also measured as a 50% increase in the filtration slit density (“FSD”). These results were consistent with exaluren’s proposed mechanism of functional full-length protein restoration as reflected by improvements in GBM architecture and FPE observed in kidney biopsies. We plan to initiate a Phase 2b clinical trial in the first half of 2026 for exaluren in NMAS patients and anticipate topline data from the initial 16-week placebo-controlled part of the study by mid- 2027 with the final readout by the end of 2027.

Our pipeline also includes a preclinical program evaluating exaluren for the treatment of autosomal dominant polycystic kidney disease (“ADPKD”) in patients that have NMs (“nmADPKD”). ADPKD is the most common monogenic kidney disease based on genetic diagnosis, affecting approximately 160,000 to 200,000 patients in the United States. The PKD1 gene encodes polycystin-1 (“PC1”) and the PKD2 gene encodes polycystin-2 (“PC2”), these are proteins that regulate cell growth and fluid secretion in kidney tubules. Loss of functional PC1 or PC2 protein leads to uncontrolled cyst formation. Approximately 26% of ADPKD patients have NMs in the PKD1 and PKD2 genes resulting in a prevalence of approximately 40,000 to 50,000 patients in the United States. Patients experience hypertension, kidney stones, urinary tract infections, heart valve abnormalities, hematuria and increased probability of aortic aneurysm. Formation of these cysts eventually leads to nephromegaly (kidney enlargement) and end-stage renal disease. The only approved therapy for ADPKD, tolvaptan, does not address the underlying genetic cause and carries significant tolerability limitations. Preclinical organoid and cellular models have shown increased PC1 and PC2 gene expression following treatment with exaluren. We plan to initiate enrollment in a Phase 2 trial of exaluren for the treatment of nmADPKD in 2027 following protocol finalization and clearance of an Investigational New Drug application (“IND”) by the FDA. We anticipate topline data from this trial by mid-2028.

We are also developing ZKN-013, an oral ribosome modulating agent (“RMA”) with structural similarity to azithromycin that induces PTC readthrough. In March 2024, we entered into an exclusive global rights agreement with Almirall (the “Almirall License Agreement”) for Almirall to develop and commercialize ZKN-013 for the use in orphan dermatological diseases. Through this collaboration, we are developing ZKN-013 for the treatment of recessive dystrophic epidermolysis bullosa (“RDEB”) and junctional epidermolysis bullosa (“JEB”) with NMs. RDEB and JEB are rare skin diseases characterized by mutations in the Collagen VII (RDEB) and LAMB3 (JEB)

proteins. We estimate that there are approximately 4,000 patients with NMs in these diseases in the major markets of the United States, Japan and Western Europe. Patients with these diseases suffer from severe skin bruising, wounds and internal lesions resulting in increased risk of skin cancer and severe malnourishment. Under the Almirall License Agreement, we received an upfront payment of $3 million and a development milestone payment of $3 million in 2024. Almirall is responsible for development and commercialization of ZKN-013 and we are eligible to receive up to approximately $470.0 million in additional development, regulatory and commercial milestone payments as well as tiered royalties based on global sales. The agreement may be terminated under specified circumstances, including for convenience by Almirall, in which case rights may revert to us.

Results of Operations

For discussion of 2022 results and comparison with 2021 results, refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Comparison of the Years Ended December 31, 2025, 2024 and 2023

Dollar amounts in the following table are in thousands:

	Year ended December 31,			2025 / 2024		2024 / 2023
	2025	2024	2023	$ Change	% Change	$ Change	% Change

License and service revenue:	$-	$6,359	$-	$(6,359)	(100)%	$6,359	100%
Operating expenses:
Research and development	3,056	3,577	8,598	(521)	(15)%	(5,021)	(58)%
General and administrative	3,382	5,250	8,690	(1,868)	(36)%	(3,440)	(40)%
Total operating expenses	6,438	8,827	17,288	(2,389)	(27)%	(8,461)	(49)%
Loss from operations	(6,438)	(2,468)	(17,288)	(3,970)	(161)%	14,820	86%
Other (income) expense, net	(443)	675	(234)	1,118	NM %	(909)	NM %
Net loss	$(5,995)	$(3,143)	$(17,054)	$(2,852)	(91)%	$13,911	82%

License and service revenue

License and service revenue for 2024 was $6.4 million, of which $3.0 million related to the achievement of a development milestone as a result of the Almirall License Agreement that was entered into in March 2024. There was no license and service revenue during the years ended December 31, 2025 and 2023. In March 2025, Almirall informed us of its decision to not exercise the option for continued research and development services under the Almirall License Agreement, as permitted within the Almirall License Agreement, thereby relieving us of our remaining responsibilities under the Almirall License Agreement. We remain eligible to receive additional payments throughout the potential development phases, including development and sales milestones of up to approximately $470.0 million and tiered royalties based on any potential future global sales. No further license and service revenue is expected from the Almirall License Agreement unless and until the development and sales milestones are achieved, and the timing of the achievement of the development and sales milestones is uncertain.

Research and development expenses

Research and development expenses were $3.1 million for the year ended December 31, 2025 compared to $3.6 million for the year ended December 31, 2024, a decrease of $0.5 million. The decrease was primarily related to a $0.8 million decrease in clinical trial expenses related primarily to Alport related activities, partially offset by a $0.2 million net increase in salaries and other personnel related costs, including a decrease in stock-based compensation expense of $0.1 million.

Research and development expenses were $3.6 million for the year ended December 31, 2024 compared to $8.6 million for the year ended December 31, 2023, a decrease of $5.0 million. The decrease was primarily related to a $1.0 million decrease in clinical trial expenses related primarily to Alport related activities, a $2.2 million decrease in salaries and other personnel related costs, including a decrease in stock compensation expense of $0.5 million, and a decrease of $1.8 million in expenses related to subcontractors, advisors, and lab supplies in connection with preclinical research and development activities.

General and administrative expenses

General and administrative expenses were $3.4 million for the year ended December 31, 2025 compared to $5.3 million for the year ended December 31, 2024, a decrease of $1.9 million. The decrease was primarily related to a $0.9 million decrease in expenses attributable to professional and consulting fees, including legal costs, a decrease in stock-based compensation expense of $0.2 million, and a $0.8 million decrease in facility and other general and administrative overhead costs.

General and administrative expenses were $5.3 million for the year ended December 31, 2024 compared to $8.7 million for the year ended December 31, 2023, a decrease of $3.4 million. The decrease was primarily related to a $0.1 million decrease in salaries and other personnel related costs, a decrease of $1.9 million in expenses attributable to professional and consulting fees, a decrease of $0.9 million in stock-based compensation expense, and a $0.5 million decrease in facility and other general and administrative overhead costs.

Other expense (income), net

Other income, net, was $0.4 million for the year ended December 31, 2025 compared to $0.7 million in other expense, net, for the year ended December 31, 2024, a change of $1.1 million. The change was primarily related to the $1.2 million gain on extinguishment of the CFF 2021 award, the $0.2 million gain on conversion of debt and a change of $0.1 million in the fair value of derivative liabilities, partially offset by a change of $0.4 million in the fair value of warrant liabilities.

Other expense, net, was $0.7 million for the year ended December 31, 2024 compared to $0.2 million in other income, net, for the year ended December 31, 2023, a change of $0.9 million. The change was primarily related to a change of $1.2 million in the fair value of warrant liabilities and a decrease of $0.3 million in the gain on sale of fixed assets, partially offset by a decrease in the loss on extinguishment of debt of $0.4 million and a decrease of $0.2 million in the loss on issuance of common stock.

Liquidity, Capital Resources and Going Concern

Since our inception, we have incurred significant operating losses. Our net losses were $6.0 million, $3.1 million and $17.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, we had an accumulated deficit of $300.6 million. To date, we have financed our operations primarily through the sale of equity, license and collaboration agreements, debt securities and, to a lesser extent, grants. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it may be several years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. We expect to continue to incur significant expenses and operating losses for the foreseeable future due to, among other things, costs related to research, development of our product candidates, conducting preclinical studies and clinical trials, and our administrative organization. A successful transition to profitable operations is dependent upon achieving a level of revenue adequate to support our cost structure. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses may increase if, and as, we:

•
advance exaluren and/or other product candidates further into clinical development;
•
experience delays in enrollment and completion of our clinical trials;
•
fund preclinical development of our research programs and advance candidates into clinical trials;
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
•
acquire or in-license other product candidates and technologies; and
•
operate as a public company including costs associated with regaining and maintaining Nasdaq compliance.

We may never achieve profitability, and unless and until we do, we will continue to need to raise additional cash to fund our operations. We believe that our cash and cash equivalents as of the date of this Annual Report, including the $5.0 million received in February 2026 via the Coastlands Third Tranche Closing and the $2.0 million received in March 2026 from Domicilium, are not sufficient to maintain our current and planned operations for at least the next twelve months following the filing of this Annual Report. We will need to raise additional capital to finance our operations, which cannot be assured. We have concluded that these conditions, in aggregate, raise substantial doubt about our ability to continue as a going concern through one year after the date these consolidated financial statements are issued. Our independent registered public accounting firm, in its report on our consolidated financial statements for the year ended December 31, 2025, has also expressed substantial doubt about our ability to continue as a going concern. The financial statements included elsewhere in this Annual Report have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Management intends to fund future operations through private or public debt or equity financing transactions and may seek additional capital through arrangements with strategic partners or from other sources, including licensing arrangements. The availability of sufficient funding to alleviate the conditions that raise substantial doubt is not within management’s control and cannot be assessed as being probable of occurring. If we are unable to obtain adequate financing, we will evaluate alternatives which may include curtailing expenses contemplated by our current operating plan, and we may be required to delay, limit, reduce or terminate our product development efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, which may have a material adverse effect on our operations and future prospects.

As described elsewhere in this Annual Report, prior to this filing we did not file any quarterly or annual reports with the SEC since November 2023 as a result of a lack of funds. As described further below, in August 2025, we entered into a securities purchase agreement, as amended, for the offer and sale of up to $20 million of shares and/or pre-funded warrants. We have used the funds received so far to prepare the year-end consolidated financial statements for the years ended December 31, 2025, 2024, and 2023. A goal in this process is to regain compliance with our SEC filing obligations and uplist onto Nasdaq. We anticipate raising additional capital as part of this process.

2023 and 2024 Financing Activities

On September 30, 2021, we entered into a loan and security agreement (the “Hercules Loan Agreement”) with Hercules Capital, Inc., (“Hercules”). The Hercules Loan Agreement provided for term loans in an aggregate principal amount of up to $30.0 million, comprised of (i) a tranche 1 advance of $12.5 million (the “Tranche 1 Advance”), (ii) a tranche 2 advance of $7.5 million (the “Tranche 2 Advance”) and (iii) a tranche 3 advance of $10.0 million (the “Tranche 3 Advance”) (collectively, the “Term Loan Advances”). The Tranche 1 Advance under the Hercules Term Loan Agreement was funded on September 30, 2021. The Tranche 2 Advance was to be available at our election until August 15, 2022, subject to our achievement of certain milestone events relating to data from the clinical trials. We did not meet the requirements for the Tranche 2 Advance and such funding will, therefore, not be available to us. The Tranche 3 Advance was available subject to approval by the Hercules’ investment committee in its sole discretion up to April 1, 2023, and is also no longer available to us. The Hercules Loan Agreement included a prepayment charge and a charge equal to 6.55% of the original principal amount (the "End of Term Charge").

As security for its obligations, we granted Hercules a continuing security interest in substantially all of our assets, subject to certain customary exceptions, including for intellectual property.

Any outstanding principal on the Term Loan Advances will accrue interest at a floating rate equal to the greater of (i) 9.50% per annum and (ii) the sum of 6.25% plus the prime rate, as published in The Wall Street Journal.

On March 7, 2023, we entered into the first Hercules amendment (the "First Hercules Amendment") to repay $7.5 million of the $12.5 million in outstanding principal of the Hercules Term Loan, extend the interest only period until September 1, 2023, cancel the prepayment charge for the March principal repayment and any future early principal repayments, and reduce the minimum qualified cash balance plus accounts payable amount from $10.0 million to $2.25 million, effective as of March 7, 2023. In accordance with the First Hercules Amendment, we were required to make principal payments on the outstanding balance of the Term Loan Advances beginning on September 1, 2023, in 20 equal monthly installments, plus interest. Any amounts outstanding under the Term Loan Advances, if not repaid sooner, were initially due and payable on April 1, 2025 (but this date was later extended). The First Hercules Amendment also waived the End of Term Charge for the March 7, 2023 principal repayment.

On May 19, 2023, the Hercules Loan Agreement was amended (the "Second Hercules Amendment") to modify the definition of “Excluded Accounts” under the minimum qualified cash balance covenant to exclude additional accounts from the collateral and related obligations and, on November 10, 2023, the Hercules Loan

Agreement was amended (the "Third Hercules Amendment") to temporarily reduce the minimum qualified cash balance amount to $2.25 million for the period from November 15, 2023 through December 15, 2023, unless extended by Hercules under the Hercules Loan Agreement in its sole discretion. After such period, the minimum level of qualified cash reverted to $2.25 million plus the amount of accounts payable that had not been paid within 180 days.

On December 15, 2023, we entered into the fourth Hercules amendment (the "Fourth Hercules Amendment”) to provide for a temporary reduction in the minimum qualified cash balance amount to $1.05 million for the period from December 15, 2023 through and including January 25, 2024, unless extended by Hercules in its sole discretion. After the expiration of such period, the minimum level of qualified cash reverted to $1.05 million plus the amount of accounts payable that had not been paid within 180 days. As a condition of effectiveness of the Fourth Hercules Amendment, we repaid $1.0 million of the outstanding principal, reducing the remaining outstanding principal of Term Loan Advances to $3.1 million. In accordance with the Fourth Amendment, the End of Term Charge was required to be paid on the earliest to occur of (i) April 1, 2025, (ii) the date we prepaid the outstanding secured obligations (other than any inchoate indemnity obligations and any other obligation which, by their terms, are to survive the termination of the Hercules Loan Agreement) in full, or (iii) the date that the secured obligations became due by acceleration of the secured obligations during an event of default pursuant to the Hercules Loan Agreement. The End of Term Charge was waived for the December 15, 2023 principal repayment.

On January 9, 2024, we entered into the fifth Hercules amendment (the “Fifth Hercules Amendment”) to bifurcate the remaining outstanding principal of the Tranche 1 Advance, which was $2.9 million, into a “Tranche 1A Advance”, for $0.9 million, and a “Tranche 1B Advance”, for $2.0 million. On January 9, 2024, the Tranche 1B Advance was assigned to SD MF 4 LLC, a Delaware limited liability company (“Domicilium”) and such assignment, the (“Assignment Transaction”). The Fifth Hercules Amendment provided that, following the Assignment Transaction, we were not required to comply with the financial covenant to maintain a minimum qualified cash balance under either the Tranche 1A Advance or the Tranche 1B Advance. The Fifth Amendment also provided for the ability to pay interest in-kind for the Tranche 1B Advance, deferral of principal payments under the Tranche 1B Advance, and a reduction in the End of Term Charge to $0.5 million upon consummation of the Assignment Transaction.

In connection with the Fifth Hercules Amendment, and to effectuate the Assignment Transaction, on January 9, 2024, Domicilium entered into an Assignment and Assumption Agreement with Hercules, under which Hercules assigned to Domicilium the Tranche 1B Advance.

On January 9, 2024, in connection with the Fifth Hercules Amendment, we also entered into a securities purchase agreement (the "Domicilium Securities Purchase Agreement") with Domicilium. The Domicilium Securities Purchase Agreement provided for the issuance by us of: (i) 157,138 shares of our common stock, $0.01 par value per share; (ii) a pre-funded warrant (the “January 2024 Pre-Funded Warrant”) to purchase up to 471,508 shares of common stock; and (iii) a common stock warrant (the “January 2024 Common Stock Warrant” and, together with the January 2024 Pre-Funded Warrant, the “January 2024 Warrants”) to purchase up to 150,000 shares of common stock.

The shares of our common stock and the January 2024 Warrants (the “Equity Issuance”) were issued on a combined basis in consideration for Domicilium’s assumption of the Tranche 1B Advance. The exercise price of the January 2024 Pre-Funded Warrant is $0.01 per underlying share. The exercise price of the January 2024 Common Stock Warrant is $1.18 per underlying share. We did not receive any proceeds in connection with the Equity Issuance. The shares and the January 2024 Warrants (and the shares of common stock issuable upon the exercise of the January 2024 Warrants) were not offered and sold pursuant to a registration statement and were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506(b) promulgated thereunder.

On July 10, 2024, we entered into the sixth Hercules Amendment (the “Sixth Hercules Amendment”).

The Sixth Hercules Amendment provided for additional borrowings in an aggregate amount of $3.2 million (the “Domicilium Tranche 2 Advance”), which was provided in multiple borrowings between July 5, 2024 and July 15, 2024. The Domicilium Tranche 2 Advance principal and any accrued interest was to be repaid by us as described below pursuant to the Royalty and Revenue Sharing Agreement.

Additionally, Domicilium provided us with a bridge loan advance of $0.3 million on May 31, 2024. The bridge loan advance accrued interest at a floating rate equal to the greater of (i) 9.50% per annum and (ii) the sum of 6.25% plus the prime rate, as published in The Wall Street Journal. As of December 31, 2025, 2024 and 2023, the interest rate was 13.00%, 13.75% and 14.75%, respectively.

If a qualified financing, as defined in the Sixth Hercules Amendment, of at least $7.0 million occurred prior to April 1, 2025, each of the Tranche 1A lenders and Tranche 1B lenders, as defined in the Sixth Hercules Amendment, had the option to convert all or part of the debt relating to such advance into fully paid and nonassessable shares of our stock issued in such qualified financing at the same price per share equal to the price per share paid by the other cash purchasers of our stock sold in the qualified financing.

If a qualified financing occurred on or prior to April 1, 2025, then the mandatory conversion obligations (composed of all principal and interest accrued on the Bridge Loan Advance and Domicilium Tranche 2 Advance, but excluding $0.1 million of the Domicilium Tranche 2 Advance) shall automatically have been converted into fully paid and nonassessable shares of the Company's common stock issued in such qualified financing at the same price per share paid by the other cash purchasers in the qualified financing.

On July 10, 2024, as a condition of Domicilium’s entry into the Sixth Hercules Amendment and in consideration of the Domicilium Tranche 2 Advance, we and the borrowers entered into a Royalty and Revenue Sharing Agreement, as amended on March 2, 2026 (the “Royalty Agreement”) with Domicilium. Capitalized terms under this heading “Royalty and Revenue Sharing Agreement” not otherwise defined herein have the definitions ascribed to them in the Royalty Agreement.

Under the Royalty Agreement, we agreed to pay to Domicilium an amount equal to (i) (x) a low-mid-double-digit percentage of the Development and Launch Milestone Payments for the three next occurring Development and Launch Milestone Events (as defined in the Almirall License Agreement) minus (y) the amounts required to be paid by us pursuant to certain vendors as defined in the Royalty Agreement, and (ii) (x) a low-mid-double-digit percentage of (1) each subsequent Development and Launch Milestone Payment plus (2) any Priority Review Voucher Income (as defined in the Almirall License Agreement) realized by Eloxx, less (y) any amount of such Development and Launch Milestone Payments which are due to Harvard University pursuant to the Harvard License Agreement, provided the aggregate amount paid to Domicilium shall not exceed $53.0 million. Each Milestone Sharing Payment shall be applied as a repayment or prepayment, as applicable, of the Loans (as defined in the Amended Loan Agreement) (including all interest and fees thereon) owed to Domicilium, if any such Loans remain outstanding.

The Royalty Agreement provides for an amount based on a percentage of the aggregate of (without duplication) the net sales, royalties and any other income or revenue realized by us solely related to or arising from the exaluren compound or any exaluren product, calculated in accordance with U.S. GAAP (collectively, the “exaluren Revenue”) (the “exaluren Revenue-Based Payment”). The exaluren Revenue-Based Payment with respect to each fiscal quarter shall be less than one percent of exaluren Revenue during the applicable fiscal quarter. Commencing on the ZKN-013 royalty commencement date, we promise to pay to Domicilium an amount based on a percentage of the aggregate of (without duplication) the net sales, royalties and any other income or revenue realized by us solely related to or arising from the ZKN-013 compound, calculated in accordance with U.S. GAAP (collectively, the “ZKN-013 Revenue”). The ZKN-013 revenue-based payment with respect to each fiscal quarter shall be less than one percent of ZKN-013 Revenue during the applicable fiscal quarter.

Our loan agreements contain customary affirmative and negative covenants which, among other things, require us to maintain at all times a minimum qualified cash balance plus qualified accounts payable (defined as invoices that have not been paid within 180 days from the invoice date) and limit our ability to (i) incur additional indebtedness, (ii) pay dividends or make certain distributions, (iii) dispose of our assets, grant liens or encumber our assets or (iv) fundamentally alter the nature of our business. These covenants, which are subject to a number of exceptions and qualifications, have been amended, as discussed above. In addition, as discussed above, the Fifth Amendment provided that, following the Assignment Transaction, we were not required to comply with the financial covenant to maintain a minimum qualified cash balance under either the Tranche 1A Advance or the Tranche 1B Advance. We were in compliance with all debt covenants as of December 31, 2025.

Our loan agreements also contain customary events of default, including our failure to make any principal or interest payments when due, the occurrence of certain bankruptcy or insolvency events or a breach of the covenants. Upon the occurrence of an event of default, the lenders may, among other things, accelerate our obligations under the loan agreements.

In December 2024, we entered into bridge loans with Domicilium for a total of $0.3 million. Interest on the bridge loans accrued at 3.0%. On January 3, 2025, we repaid the bridge loans, including accrued interest.

On May 12, 2025, Hercules resigned as agent under the Hercules Loan Agreement and assigned all of its rights, responsibilities, powers, privileges, duties and obligations in its capacity under the Hercules Loan Agreement to Domicilium.

During the year ended December 31, 2025, we entered into a number of non-interest-bearing bridge loans with Domicilium for a total of $3.4 million, including a bridge loan for $0.5 million with Domicilium following Domicilium's repayment to Hercules of the End of Term Charge. We received $2.9 million in cash during the year ended December 31, 2025 from these bridge loans. We recorded interest expense of $0.2 million representing imputed interest for the non-interest-bearing bridge loans during the year ended December 31, 2025. All of these bridge loans converted to pre-funded warrants to purchase shares of our common stock in September 2025. The imputed interest related to the non-interest-bearing bridge loans was not converted and we recorded a gain on debt conversion of $0.2 million as part of the September 2025 exchange of outstanding debt during the year ended December 31, 2025.

2025 PIPE Financing

On August 20, 2025, we entered into a securities purchase agreement (the "Coastlands Securities Purchase Agreement") with Coastlands Capital Partners LP (“Coastlands”). Upon the terms and subject to the conditions of the Coastlands Securities Purchase Agreement, we agreed to issue to Coastlands, and Coastlands agreed to purchase, severally and not jointly, an aggregate of up to $20.0 million of shares of our common stock, par value $0.01 per share, and/or pre-funded warrants to purchase shares of our common stock, in each case pursuant to the Coastlands Securities Purchase Agreement. On August 20, 2025, we also entered into a registration rights agreement with Coastlands pursuant to which we agreed to register shares sold pursuant to the Coastlands Securities Purchase Agreement.

On September 25, 2025, December 11, 2025, and February 20, 2026, the Coastlands Securities Purchase Agreement was amended. Per the amended Coastlands securities agreement, following the initial closing for an aggregate amount of $1.0 million of securities, which occurred on August 15, 2025 (the "Initial Coastlands Closing"), at any time prior to March 13, 2026, we may sell, on the same terms and conditions as those contained in the amended Coastlands Securities Purchase Agreement, up to $20.0 million of securities for cash consideration (the “New Money Investment”) and up to $9.5 million of securities in consideration of the conversion of obligations under the Loan and Security Agreement, dated as of September 30, 2021 (the "Hercules Loan Agreement"), as amended. In the aggregate, at all closings, $15.0 million of the New Money Investment shall be allocated to Coastlands. Up to $5.0 million of the New Money Investment shall be allocated to Domicilium or an affiliate thereof, provided that Domicilium shall only be entitled to the allocation if all obligations under the Hercules Loan Agreement, as amended, have been converted in full. The subsequent closing in which Coastlands purchased securities resulting in receipt by the Company of proceeds of not less than $5.0 million in the aggregate (including proceeds received in the Initial Coastlands Closing), which occurred on September 25, 2025, was referred to as the “Coastlands First Tranche Closing”, with the additional amount being $4.0 million and the additional securities being a pre-funded warrant to purchase up to 8,163,265 shares of our common stock at an exercise price of $0.01 per share, based on a purchase price of $0.49 per share of underlying common stock. The subsequent closing in which Coastlands purchases securities resulting in receipt by the Company of proceeds of not less than $10.0 million in the aggregate (including proceeds received in the Initial Coastlands Closing and the Coastlands First Tranche Closing), which occurred on December 12, 2025, was referred to as the “Coastlands Second Tranche Closing”, with the additional amount being $5.0 million and the additional securities being a pre-funded warrant to purchase up to 10,204,081 shares of our common stock at an exercise price of $0.01 per share, based on a purchase price of $0.49 per share of underlying common stock. The subsequent closing in which Coastlands purchases securities resulting in receipt by the Company of proceeds of not less than $15.0 million in the aggregate (including proceeds received in the Initial Coastlands Closing, the Coastlands First Tranche Closing and the Coastlands Second Tranche Closing), which occurred on February 26, 2026, shall be referred to as the “Coastlands Third Tranche Closing.”, with the additional amount being $5.0 million and the additional securities being a pre-funded warrant to purchase up to 10,204,081 shares of our common stock at an exercise price of $0.01 per share, based on a purchase price of $0.49 per share of underlying common stock. Through the date the consolidated financial statements were issued, we had received $15.0 million from Coastlands, in return for pre-funded warrants to purchase 30,612,243 shares of our common stock at an exercise price of $0.01 per share, based on a purchase price of $0.49 per share of underlying common stock.

On September 25, 2025, upon the Coastlands First Tranche Closing and in accordance with an agreement regarding loan conversions dated as of September 25, 2025, Domicilium exchanged $8.5 million of the $9.5 million in its outstanding debt, comprised of outstanding principal and accrued interest under the Hercules Loan Agreement, as amended, and outstanding bridge loans, in return for pre-funded warrants to purchase 17,341,986 shares of our common stock at an exercise price of $0.01 per share, based on a conversion price of $0.49 per share of underlying common stock. Domicilium has agreed to exchange the remaining $1.0 million of the Company's outstanding obligations under the Hercules Loan Agreement, as amended, in connection with the Coastlands Third Tranche Closing for shares of our common stock and/or pre-funded warrants. Provided the exchange of the remaining $1.0 million in its outstanding debt occurs, Domicilium agreed to waive any and all additional accrued and unpaid interest, which was less than $0.1 million as of December 31, 2025, related to the remaining $1.0 million.

Pursuant to the terms of the amended Coastlands securities agreement, each of Coastlands and Domicilium have the right to designate one member of our Board of Directors until immediately prior to the effectiveness of a registration statement on Form S-1. Further, until immediately prior to the effectiveness of a registration statement on Form S-1, without the consent of Coastlands and Domicilium we cannot: (i) amend, alter or repeal any provision of our certificate of incorporation or bylaws; (ii) increase or decrease the size of the Board of Directors or appoint or remove any member of the Board of Directors; (iii) issue any shares of Common Stock or securities convertible into shares of common stock (other than in connection with the exercise or vesting of outstanding securities); (iv) amend the compensation of any executive officer; (v) consummate a Liquidation Event (as defined in the Amended and Restated Certificate of Incorporation), or effect any other merger, statutory conversion, transfer, domestication continuance, liquidation, dissolution, or wind up the business affairs of the Company, or consolidation; (vi) sell, assign, license, pledge or encumber any material asset (including intellectual property); or (vii) incur any indebtedness (other than ordinary course credit or trade payables incurred in the ordinary course of business); provided, that Coastlands and Domicilium agree to consent to any act or transaction that is reasonably necessary to support an uplisting to Nasdaq, as reasonably determined by our Board of Directors.

As of December 31, 2025, 2024, and 2023, the carrying value of our debt consisted of $1.0 million, $6.7 million, and $3.9 million, respectively, less unamortized debt discounts as of December 31, 2025, 2024, and 2023 of zero, $0.2 million, and $0.1 million, respectively. The debt discounts were amortized as interest expense through the life of the debt. Interest expense relating to our debt for the years ended December 31, 2025, 2024 and 2023 was $1.0 million, $1.1 million and $1.2 million, respectively. Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of the debt discount.

Cystic Fibrosis Foundation

In March 2022, we entered into an agreement with the CFF, amending our prior funding award with CFF, for an award of up to $15.9 million to fund the ongoing global Phase 2 clinical development of exaluren in CF. We received an upfront payment of $7.0 million in March 2022 and an additional milestone payment of $1.5 million in September 2022 and $0.2 million in July 2023. In September 2022, the CFF determined not to continue funding the program and the remaining $7.4 million of the award will not be available to the Company. Upon the successful commercialization of exaluren delivered subcutaneously for the treatment of CF, we will pay the CFF royalties based on future sales. As of December 31, 2025, there is no remaining funding from the CFF related to any CFF agreement that the Company may receive.

Government Grants from the Israeli Innovation Authority (“IIA”)

To date, we have received research and development grants from the IIA totaling $2.6 million. No grants were received for the years ended December 31, 2025, 2024, and 2023.

Under the research and development agreements with the IIA and pursuant to applicable law, we are required to pay royalties at a low single-digit percentage on sales to end customers of product candidates developed with funds provided by the IIA, up to an amount equal to 100% of the IIA research and development grants received, plus interest. If we do not generate sales of product candidates developed with funds provided by the IIA, we are not obligated to pay royalties or repay the grants.

As of December 31, 2025, we have not commenced the payment obligation of the royalties and have a contingent obligation with respect to royalty-bearing participation received or accrued amounting to $2.8 million, including accrued interest.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Year ended December 31,
	2025	2024	2023
Net cash used in operating activities	$(6,327)	$(4,715)	$(14,341)
Net cash provided by investing activities	1	38	309
Net cash provided by (used in) financing activities	$11,001	$3,439	$(4,082)

Cash flows from operating activities

Our operating activities used cash of $6.3 million and $4.7 million for the years ended December 31, 2025 and 2024, respectively. During the year ended December 31, 2025, our net loss of $6.0 million was adjusted for non-cash items and changes in working capital. Non-cash items included stock-based compensation expense of $0.2 million, debt discount amortization of $0.2 million, the non-cash extinguishment of advances from collaboration partners of $1.2 million (which reduced operating cash used), gain on debt conversion of $0.2 million, and the write-off of the fair value of derivative liabilities of $0.1 million. During the year ended December 31, 2024, our net loss was $3.1 million and the change in the fair value of warrant liabilities was $0.4 million, both of which were partially offset by non-cash charges primarily related to $0.5 million related to stock-based compensation expense, depreciation expense of less than $0.1 million, $0.1 million of amortization of right-of-use assets, and debt discount amortization of $0.5 million.

Our operating activities used cash of $4.7 million and $14.3 million for the years ended December 31, 2024 and 2023, respectively. For discussion of our cash used in operating activities during the year ended December 31, 2024, refer to the previous paragraph. During the year ended December 31, 2023, our net loss was $17.1 million and the change in the fair value of warrant liabilities was $1.6 million, both of which were partially offset by non-cash charges primarily related to $2.0 million of stock-based compensation expense, $0.1 million of depreciation expense, $0.7 million of amortization of right-of-use assets, loss on extinguishment of debt of $0.4 million, and debt discount amortization of $0.3 million.

Cash flows from investing activities

Cash provided by investing activities during each of the years ended December 31, 2025 and 2024 related to proceeds from the sale of property and equipment of less than $0.1 million. Cash provided by investing activities during the year ended December 31, 2023 related to proceeds from the sale of property and equipment of $0.3 million.

Cash flows from financing activities

Our financing activities provided cash of $11.0 million for the year ended December 31, 2025 compared to financing activities of $3.4 million for the year ended December 31, 2024. For the year ended December 31, 2025, net cash provided by financing activities consisted primarily of $2.9 million in proceeds from debt financing obligations and $9.7 million in proceeds, net, from the sale of pre-funded warrants, partially offset by repayments of term loan principal of $1.3 million and a payment of $0.3 million to collaboration partners. For the year ended December 31, 2024, net cash provided by financing activities consisted primarily of $3.7 million in proceeds from debt financing obligations and $0.4 million in proceeds from advances from collaboration partners, partially offset by repayments of term loan principal of $0.6 million.

Our financing activities provided cash of $3.4 million for the year ended December 31, 2024 compared to financing activities using cash of $4.1 million for the year ended December 31, 2023. For discussion of our cash provided by financing activities during the year ended December 31, 2024, refer to the previous paragraph. For the year ended December 31, 2023, net cash used in financing activities consisted primarily of repayments of term loan principal of $9.4 million, partially offset by proceeds from the sale of common stock through the At-the-Market Offering ("ATM"), net of issuance costs, of $3.2 million, proceeds from the issuance of common stock, pre-funded warrants and common stock warrants of $1.7 million, and proceeds from advances from collaboration partners of $0.4 million.

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

While our significant accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements appearing elsewhere in this Annual Report, we believe that the following accounting policies related to revenue recognition and accrued clinical trial costs and contract research liabilities are the most critical accounting policies for fully understanding and evaluating our financial condition and results of operations.

Revenue Recognition

Under ASC Topic 606, "Revenue from Contracts with Customers" ("ASC 606"), an entity recognizes revenue when or as its customer obtains control of distinct promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of ASC 606, we perform the following five steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation. We only apply the five-step model to contracts when it is probable that we will collect consideration we are entitled to in exchange for the goods or services we transfer to the customer.

Under ASC 606, there is judgment involved in identifying the promised goods or services in the agreement, determining whether these are distinct in the context of the contract and determining if these represent a performance obligation to a customer. Additionally, we use judgment to determine whether rights to additional goods or services that are exercisable at a customer’s discretion provide a material right to the customer and if so, they are considered performance obligations. Performance obligations are promised goods or services in a contract to transfer a distinct good or service to the customer and are considered distinct when (i) the customer can benefit from the good or service on its own or together with other readily available resources and (ii) the promised good or service is separately identifiable from other promises in the contract. In assessing whether promised goods or services are distinct, we consider factors such as the stage of development of the underlying intellectual property, the capabilities of the customer to develop the intellectual property on its own or whether the required expertise is readily available and whether the goods or services are integral or dependent to other goods or services in the contract.

We estimate the transaction price based on the amount expected to be received for transferring the promised goods or services in the contract. The consideration may include fixed consideration and variable consideration. At the inception of each arrangement that includes variable consideration, we evaluate the amount of potential payments and the likelihood that the payments will be received. We utilize either the most likely amount method or expected amount method to estimate the amount expected to be received based on which method best predicts the amount expected to be received. The amount of variable consideration which is included in the transaction price may be constrained and is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period.

Development milestones are assessed under the most likely amount method and are not constrained if it is probable that a significant revenue reversal will not occur. Milestone payments that are not within our control or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At the end of each reporting period, we re-evaluate the probability of achievement of such development milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue in the period of adjustment.

For revenue related to sales-based royalties received from licensees, including milestone payments based on the level of sales, where the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

We allocate the transaction price based on the estimated stand-alone selling price of each of the performance obligations. We must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in a contract with a customer. We utilize key assumptions to determine the stand-alone selling price for service obligations, which may include other comparable transactions, pricing considered in negotiating the transaction and the estimated costs. Additionally, in determining the standalone selling price for material rights, we may reference comparable transactions, clinical trial success probabilities, and develop estimates of option exercise likelihood. Any variable consideration is allocated specifically to one or more performance obligations in a contract when the terms of the variable consideration relate to the satisfaction of the performance obligation and the resulting amounts allocated are consistent with the amounts we would expect to receive for the satisfaction of each performance obligation.

The consideration allocated to each performance obligation is recognized as revenue when control is transferred for the related goods or services. For performance obligations which consist of licenses and other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

Accrued Clinical Trial Costs and Contract Research Liabilities

As part of the process of preparing our financial statements, we are required to estimate accrued expenses. This process involves identifying services which have been performed on our behalf and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date in our financial statements. Given our current business, the primary area of uncertainty concerning accruals which could have a material effect on our operating results is with respect to service fees paid to contract manufacturers in conjunction with the production of clinical drug supplies, and to contract research organizations in connection with our preclinical research and clinical trials. In connection with all of the foregoing service fees, our estimates are most affected by our understanding of the status and timing of services provided. The majority of our service providers, including contract research organizations, invoice us in arrears for services performed. In the event that we do not identify some costs which have begun to be incurred, or we underestimate or overestimate the level of services performed or the costs of such services in a given period, our reported expenses for such period would be understated or overstated. We currently reflect the effects of any changes in estimates based on changes in facts and circumstances directly in our statement of operations in the period such change becomes known.

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

Off-Balance Sheet Arrangements

As of December 31, 2025, 2024 and 2023, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect that there are resource constraints and management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Management’s Evaluation of Disclosure Controls and Procedures

As of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective at December 31, 2025 due to a material weakness identified in our internal control over financial reporting ("ICFR"). The material weakness was identified for the years ended December 31, 2025, 2024, and 2023, during which we did not consistently perform certain financial reporting and internal control activities due to severe liquidity constraints. Further details regarding the material weakness and our remediation efforts are described below.

However, our management, including our Chief Executive Officer and Interim Chief Financial Officer, concluded that, notwithstanding the identified material weakness over financial reporting, the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate ICFR, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the criteria set forth in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding ICFR due to our status as a non-accelerated filer.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in ICFR such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis. Management assessed the effectiveness of our ICFR as of December 31, 2025 and identified a material weakness. As a result, management concluded that our ICFR was not effective as of December 31, 2025.

The material weakness resulted from inconsistent execution of certain financial reporting controls during portions of the years ended December 31, 2025, 2024, and 2023, primarily within the financial close and reconciliation processes. Specifically, controls related to timely preparation and review of account reconciliations and period-end review procedures were not consistently performed or documented at a level sufficient to support the completeness and accuracy of financial reporting. These deficiencies also affected certain review controls over complex accounting analyses and technical accounting documentation prepared during the period. As a result of these deficiencies, there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

These control deficiencies arose primarily from our significant liquidity constraints, reductions in accounting personnel, and our delisting from a national stock exchange in the fourth quarter of 2023, which collectively resulted in deferral of financial reporting activities. Management has taken and continues to take steps to remediate the material weakness, including enhancing oversight of key financial reporting activities and strengthening execution and documentation of affected controls.

Remediation of Material Weakness

We have initiated a remediation plan to address the identified material weakness. The remediation plan includes, among other actions:

•
Reinforcing a consistent full monthly and quarterly financial close process;
•
Enhancing the timely preparation and review of reconciliations of significant financial statement accounts;
•
Strengthening management review controls over complex and judgmental accounting areas;
•
Enhancing documentation standards, approval protocols, and oversight procedures; and
•
Increasing accounting and financial reporting resources, including use of external advisors.

We expect that the remediation of the material weakness will require sustained execution and may be facilitated by additional financial and personnel resources.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2025, we began reconstructing our books and records, validating historical information, and engaging external accounting resources. These actions represent changes in our internal control over financial reporting that are reasonably likely to materially affect ICFR going forward.

Except as described above and in the discussion of the material weakness in ICFR included in this Item 9A, there were no other changes in ICFR during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our ICFR.

ITEM 9B. Other Information

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The following information with respect to our board of directors and executive officers is presented as of the date hereof:

Name	Age	Position at Eloxx Pharmaceuticals, Inc.	Principal Employment
Sumit Aggarwal	54	President and Chief Executive Officer and Director	Same
Daniel E. Geffken	69	Interim Chief Financial Officer	Danforth Health, Inc.
Alan Walts, Ph.D.	66	Chairman and Director	US-based Venture Partner with Advent Life Sciences
Steven Rubin	65	Director	Executive Vice President -Administration of OPKO Health, Inc.

Business Experience and Background of Directors and Executive Officers

Sumit Aggarwal

Mr. Sumit Aggarwal joined Eloxx as our President and Chief Executive Officer on April 1, 2021, and previously served as President and Chief Executive Officer and a director of Zikani Therapeutics, Inc. (“Zikani”) since 2019. Mr. Aggarwal joined Zikani in 2018 as Chief Financial Officer and Chief Business Officer and led the transformation of Zikani from an early-stage technology company to a rare disease and oncology-focused organization. Prior to joining Zikani, from 2015 to 2018, Mr. Aggarwal served as acting President and Chief Financial Officer of Progenity, Inc., a private genetic services company offering pre-natal genetic testing to OB/GYN practices. From 2016 to 2018, Mr. Aggarwal served as a member of the board of directors of NEOSEQ, a privately-held genetic sequencing-based diagnostic company. Mr. Aggarwal has also held leadership roles in healthcare and biotechnology at Adage Capital and as an Associate Partner at McKinsey & Company in its healthcare practice. Mr. Aggarwal has more than 20 years of experience in pharmaceutical and biotechnology commercial operations, investment management, management consulting, and has been successful in transforming companies by re-invigorating innovation, growth and profitability, and raising capital for promising technology companies. Mr. Aggarwal holds an M.B.A. with distinction from the Johnson School, Cornell University, and a Bachelor of Technology with Honors in Chemical Engineering from the Indian Institute of Technology, Kharagpur. Our Board believes Mr. Aggarwal’s service as an executive and experience in the pharmaceutical and biotechnology industry qualifies Mr. Aggarwal to serve on our Board.

Daniel E. Geffken

Mr. Daniel Geffken was appointed as Interim Chief Financial Officer on April 1, 2021. Mr. Geffken is a founder of Danforth Advisors, LLC ("Danforth"), which is now a part of Danforth Health, Inc., and brings more than 30 years of financial experience to his work for Danforth's clients, ranging from start-ups to publicly traded companies with over a billion dollars in market capitalization. He has served as Chief Financial Officer and strategic consultant to numerous companies, including Apellis Pharmaceuticals, Cidara Therapeutics, Homology Medicines, Stealth BioTherapeutics and Transkaryotic Therapies. Since 2013, Mr. Geffken has participated in eleven initial public offerings. Over the course of his career, he has helped life sciences companies raise more than two billion dollars in equity and debt securities. Mr. Geffken holds a B.S. from The Wharton School, University of Pennsylvania, and an M.B.A. from Harvard Business School.

Alan Walts, Ph.D.

Dr. Alan Walts joined our Board on April 1, 2021 and previously served as Executive Chairman of Zikani since May 2020. Dr. Walts is a US-based Venture Partner with Advent Life Sciences, a position he has held since January 2014. Dr. Walts serves as Executive Chairman and Director of PIC Therapeutics (since 2016) and Artax Biopharma (since 2017). Dr. Walts is also a founder, Director and Treasurer of The Termeer Foundation, a public 501(c)(3) organization founded in 2019. Dr. Walts is currently an independent Director of Neuroelectrics Corp, and a business advisor and board observer of several private companies including Amylyx Pharmaceuticals, Arrakis

Therapeutics, Alpha Anomeric and Amphista Therapeutics. Dr. Walts’ previous board experience includes X4 Pharmaceuticals (Director and co-founder, audit and nominating/governance committee member, 2013-2019), Aura Biosciences (Executive Chairman, Director, audit committee member, 2013-2019), and Arrakis Therapeutics (co-founder, Executive Chairman and Director, 2015-2019).

Dr. Walts has over 25 years of industry experience at Genzyme in business development, business strategy, research and development, general management, and venture capital. Prior to leaving Genzyme in 2013, Dr. Walts most recently managed Genzyme’s corporate venture fund, Genzyme Ventures (now Sanofi Ventures). Dr. Walts received a Ph.D. in chemistry from MIT in 1985, carried out post-doctoral research in biochemistry at MIT with Professor Christopher Walsh, and completed the executive Program for Management Development at Harvard Business School. Our Board believes Dr. Walts’ drug development and leadership experience qualifies him to serve on our Board.

Steven Rubin

Mr. Steven Rubin has served as a member of our Board since May 2014, when the Company was known as Sevion Therapeutics, Inc., until its merger with Eloxx Pharmaceuticals, Ltd. in December 2017. Mr. Rubin is the Executive Vice President - Administration and a Director of OPKO Health, Inc. Previously, Mr. Rubin served as the Senior Vice President, General Counsel and Secretary of IVAX from August 2001 until September 2006. Mr. Rubin is currently a Director of Red Violet, Inc. (a public software and services company where he serves as a member of the audit committee and chair of both the compensation and nominating and corporate governance committees), Cocrystal Pharma, Inc. (a public biotech company where he serves as the chair of both the audit and compensation committees and a member of the nominating and corporate governance committee), Niagen Bioscience (formerly ChromaDex Corp.) (a public bioscience company where he serves as the lead independent director, chair of the compensation committee and a member of the audit committee) and Entera Bio Ltd. (a public clinical stage biotechnology company where he serves as the chair the audit committee). Mr. Rubin previously served as a Director of Neovasc, Inc, and Non-Invasive Monitoring Systems, Inc. Mr. Rubin received a B.A. in Economics from Tulane University and a J.D. from the University of Florida. Our Board believes Mr. Rubin’s experience in the biopharmaceutical industry, along with his extensive public company board experience qualifies him to serve on our Board.

Board Information

The minimum number of directors we are authorized to have is three, and although we anticipate appointing additional directors in the near future, as of the date hereof we have three directors. Directors on our Board of Directors are elected to serve until the next annual security holders’ meeting or until their death, resignation, retirement, removal, disqualification, or until a successor has been elected and qualified. All officers serve at the discretion of the Board.

Independence of the Board of Directors

Under the Nasdaq Stock Market (“Nasdaq”) rules, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the company’s Board. Under our Corporate Governance Guidelines and the Nasdaq rules, a director is not independent unless the Board affirmatively determines that he or she does not have a relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities as a director.

Our Board has undertaken a review of its composition, the composition of its committees and the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, the Board has affirmatively determined that all directors are independent directors within the meaning of the applicable Nasdaq rules except Mr. Aggarwal, who is not independent by virtue of his current executive officer position with the Company.

Board Leadership Structure

The Company’s Corporate Governance Guidelines provide our Board with flexibility to combine or separate the positions of Chairman of the Board and Chief Executive Officer in accordance with its determination that utilizing one or the other structure would be in the best interests of our Company. If the Chairperson of the

Board is a member of management or does not otherwise qualify as independent, our Corporate Governance Guidelines provide for the appointment by the independent directors of a lead independent director.

The positions of our Chair of the Board and our Chief Executive Officer and President are currently served by two separate persons. Dr. Walts serves as Chairman of the Board, and Mr. Aggarwal serves as our Chief Executive Officer. Dr. Walts has authority, among other things, to call and preside over Board meetings, to set meeting agendas and to determine materials to be distributed to the Board. Accordingly, the Chairman has substantial ability to shape the work of the Board. Given the Company’s current needs, the Board believes that the existing leadership structure is appropriate as it allows our CEO to focus on the day-to-day operation of the business, execution of the Company’s strategy, shaping of the Company’s corporate vision and operational leadership of the business while allowing the Chairman of the Board to facilitate the Board’s independent oversight of management and the Company’s strategic direction and other matters.

We recognize that different leadership structures may be appropriate for companies in different situations and believe that no one structure is suitable for all companies. Accordingly, the Board will continue to periodically review our leadership structure and make such changes in the future as it deems appropriate and in the best interests of the Company and its stockholders.

Role of the Board in Risk Oversight

One of the Board’s key functions is informed oversight of our risk management process. The Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board as a whole, as well as through various Board standing committees that address risks inherent in their respective areas of oversight. In particular, our Board is responsible for monitoring and assessing strategic risk exposure, including a determination of the nature and level of risk appropriate for our Company. Our Audit Committee has the responsibility to assist the Board in its oversight of risk, which includes, without limitation, overseeing the management of financial risks, risks relating to the performance of the Company’s internal audit function and its independent registered public accounting firm, risks related to the Company’s system of internal controls and procedures and risks related to cybersecurity and data protection. The Audit Committee is also responsible for discussing with and the Company’s independent auditor the Company’s policies relating to risk assessment and management. Our Nominating Committee monitors the effectiveness of our Corporate Governance Guidelines, including whether they are successful in preventing illegal or improper liability-creating conduct. Our Compensation Committee is responsible for assessing and monitoring whether any of our compensation policies and programs has the potential to encourage excessive risk-taking and evaluating compensation policies and practices that could mitigate any such risk. It is the responsibility of the chairperson of each committee of the Board to report findings regarding material risk exposures to the full Board.

Meetings of the Board of Directors

During fiscal year 2023, the Board met seven times, the audit committee met three and the compensation committee met three times. During fiscal year 2024, the Board met five times, the audit committee met once and the compensation committee met three times. During fiscal year 2025, the Board met four times, the audit committee met once and the compensation committee met once times.

Each incumbent directors attended at least 75% of the aggregate number of meetings of the Board and of the committees on which he served held during the portion of the fiscal years ended December 31, 2023, December 31, 2024 and December 31, 2025 during which he was a director or committee member.

Insider Trading Policy

The Board has approved an Insider Trading Policy, which, among other matters, addresses the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the registrant. The Insider Trading Policy governs transactions that present a heightened legal risk and the potential appearance of improper or inappropriate conduct. It is the Company’s policy that covered persons, which include all Company directors, officers and employees, may not engage hedging or monetization transactions, including through the use of financial instruments such as prepaid variable forwards, equity swaps, collars and exchange funds.

Board Committees

The Board has three standing committees: Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Each of the committees has authority to engage legal counsel or other experts or consultants as it deems appropriate to carry out its responsibilities. In addition, from time to time, the Board may establish additional committees under the direction of our Board when necessary to address specific issues.

Each committee acts pursuant to a separate written charter, and each such charter has been adopted and approved by the Board.

Committee Memberships (as of the date of this Annual Report)

Each of Dr. Walts and Mr. Rubin serve on the audit committee and the nominating and corporate governance committee. Dr. Walts is currently the sole member and chair of the compensation committee and Mr. Rubin is currently the chair of the audit committee.

Audit Committee

Our Audit Committee currently consists of two directors: Mr. Rubin and Dr. Walts, with Mr. Rubin serving as the Chair of the committee. Ms. Androski previously served on the Audit Committee prior to her resignation, effective August 6, 2025. While we are not currently subject to the Nasdaq rules regarding the composition of our audit committee, our Board has affirmatively determined that each member of our Audit Committee qualifies as “independent” under Nasdaq’s additional standards applicable to audit committee members and Rule 10A-3 of the Exchange Act of 1934, as amended (the “Exchange Act”) applicable audit committee members. Additionally, our Board of Directors has determined that all members of our Audit Committee meet the requirements for financial literacy under the applicable Nasdaq rules and regulations and that each of Mr. Rubin and Dr. Walts qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. Prior to our proposed uplisting to Nasdaq, we intend to add another independent board member to our audit committee in order to satisfy the Nasdaq requirement for the audit committee to be comprised of a minimum of three (3) independent directors. The Audit Committee is responsible for, among other things:

•
overseeing our corporate accounting and financial reporting processes and audits of our financial statements;
•
evaluates the performance of, and assesses the qualifications of, the Company's independent registered public accounting firm;
•
determines and approves the engagement of the independent registered public accounting firm;
•
determines whether to retain or terminate the existing independent registered public accounting firm or to appoint and engage a new independent registered public accounting firm;
•
reviews and approves the retention of the independent registered public accounting firm to perform any proposed permissible non-audit services;
•
monitors the rotation of partners of the independent registered public accounting firm on the Company's audit engagement team as required by law;
•
assists the Board in its oversight of risk, including the oversight of financial risks, risks related to the Company's system of internal controls over financial reporting and disclosure controls and procedures and risks related to cybersecurity and data protection;
•
reviews and approves or disapproves transactions between the Company and any related persons;
•
confers with management and the Company's independent registered public accounting firm, as appropriate, regarding the effectiveness of internal control over financial reporting;
•
establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters;
•
prepares the Audit Committee report required by SEC rules for inclusion in the Company's proxy statement;

•
and reviews and discusses with management and the independent auditor the Company's annual and quarterly financial statements, including a review of the Company's disclosures under "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Exchange Act reports filed with the SEC.

Report of the Audit Committee of the Board of Directors

The Audit Committee has reviewed and discussed the audited financial statements for fiscal years 2023 and 2024 with management of the Company. The Audit Committee has discussed with the independent registered public accounting firm the matters required to be discussed by Auditing Standard No. 1301, Communications with Audit Committees, as adopted by the Public Company Accounting Oversight Board (“PCAOB”). The Audit Committee has also received the written disclosures and the letter from the independent registered public accounting firm required by applicable requirements of the PCAOB regarding the independent accountants’ communications with the Audit Committee concerning independence and has discussed with the independent registered public accounting firm the accounting firm’s independence. Based on the foregoing, the Audit Committee of the Board of Directors has recommended to the Board of Directors that the audited financial statements be included in this Annual Report.

Compensation Committee

The Compensation Committee currently consists of one director: Dr. Walts. Ms. Androski previously served on the Compensation Committee, prior to her resignation effective as of August 6, 2025. While we are not currently subject to the Nasdaq rules regarding the composition of our compensation committee, our Board of Directors has determined that each member of our Compensation Committee qualifies as “independent” under Nasdaq’s additional standards applicable to compensation committee members and is a “non-employee director” as defined in Section 16b-3 of the Exchange Act. The Compensation Committee is responsible for, among other things:

•
reviewing and establishing the Company's overall management compensation and benefits philosophy and policies;
•
reviewing and approving corporate performance goals and objectives relevant to the compensation of our executive officers and other senior management, as appropriate;
•
reviewing and recommending to the Board the type and amount of compensation to be paid or awarded to Board members;
•
reviewing and administering or making recommendations to our Board regarding our incentive compensation and equity-based plans and arrangements;
•
appointing and overseeing any compensation consultants;
•
assisting in the oversight of management's plans for succession of the Chief Executive Officer and, as necessary or advisable, other members of senior management; and
•
reviewing and approving the terms of any employment agreements, severance arrangements, change-of-control arrangement and any other compensatory arrangements (including, without limitation, perquisites and any other form of compensation) for our executive officers and, as appropriate, other senior management.

Compensation Committee Processes and Procedures

The Compensation Committee holds regularly scheduled meetings and such special meetings as circumstances dictate. The agenda for each meeting is usually developed by the Chairperson of the Compensation Committee, in consultation with our Chief Executive Officer. The Compensation Committee meets regularly in executive session. However, from time to time, various members of management and other employees as well as outside advisers or consultants may be invited by the Compensation Committee to make presentations, to provide financial or other background information or advice or to otherwise participate in Compensation Committee meetings. The Chief Executive Officer may not participate in, or be present during, any deliberations or determinations of the Compensation Committee regarding his compensation.

The Compensation Committee has the authority to delegate to the Chief Executive Officer and/or the officers of the Company who report directly to the Chief Executive Officer and all officers who are “insiders” subject to Section 16 of the Exchange Act (the “Senior Officers”), the determination of compensation under approved compensation programs, except that compensation action affecting the Chief Executive Officer or the Senior Officers may not be delegated. The Committee has direct responsibility and power to review and approve corporate goals and objectives relevant to the compensation of the Company’s Chief Executive Officer, evaluate the performance of the Chief Executive Officer in light of those goals and objectives, and approve the compensation level for the Chief Executive Officer based on this evaluation.

Nominating and Corporate Governance Committee

The Nominating Committee currently consists of two directors: Dr. Walts and Mr. Rubin, with Dr. Walts serving as the Chair of the Nominating Committee. Our Board has determined that each member of our Nominating Committee qualifies as “independent” under applicable Nasdaq rules applicable to Nominating and Corporate Governance Committee members.

The Nominating Committee of the Board is responsible for identifying and evaluating candidates to serve as directors of the Company (consistent with criteria approved by the Board), reviewing and evaluating incumbent directors, recommending to the Board for selection candidates for election to the Board, making recommendations to the Board regarding the membership of the committees of the Board, assessing the performance of management and the Board and developing a set of corporate governance principles for the Company.

Code of Ethics

We have adopted the Eloxx Pharmaceuticals, Inc. Code of Business Conduct and Ethics that applies to all of our officers, directors and employees, including our principal executive officer, principal financial officer and controller and persons performing similar functions. We intend to make our Code of Business Conduct and Ethics available on our website soon. We intend to post on our website any required disclosures for amendments to or waivers of any provisions of the Code of Business Conduct and Ethics.

Corporate Governance Guidelines

Our Board has adopted Corporate Governance Guidelines to assist the Board in the exercise of its responsibilities and to serve the interests of the Company and its stockholders.

The Corporate Governance Guidelines set forth the practices regarding, among other things, the Board’s composition and selection, Board meetings and involvement of senior management, Chief Executive Officer performance evaluation and succession planning, and Board committees and compensation. We intend to make the Corporate Governance Guidelines, as well as the charters for each committee of the Board, available on our website soon.

ITEM 11. Executive and Director Compensation

The following is a discussion of the compensation arrangements of our named executive officers (“NEOs”). As a smaller reporting company, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to smaller reporting companies.

Summary Compensation Table

The following table sets forth information regarding compensation awarded to, earned by or paid to our principal executive officer and the next two most highly compensated executive officers for the years ended December 31, 2025, December 31, 2024 and December 31, 2023 (our “named executive officers”).

Name and Principal Position	Year	Salary	Bonus	Stock	Option	Non-Equity	All Other	Total
		($)	($)	Awards	Awards	Incentive	Compensation	($)
				($)(1)	($)(2)	Plan	($)(4)
						Compensation
						($)(3)
Sumit Aggarwal	2025	630,888	-	150,000	649,284	315,444	9,463	1,755,079
Chief Executive Officer	2024	630,888	-	17	-	346,988	13,800	991,692
	2023	609,493	-	-	309,600	350,000	13,200	1,282,293
Daniel E. Geffken(5)	2025	-	-	-	-	-	4,439	4,439
Interim Chief Financial Officer	2024	-	-	-	-	-	12,949	12,949
	2023						104,819	104,819
Vijay Modur, Ph.D. (6)	2025	-	-	-	-	-	-	-
Head of Research and Development	2024	-	-	-	-	-	-	-
	2023	348,336	-	-	-	-	13,200	361,536

(1) Amounts reflect the aggregate grant date fair value of stock awards granted during the relevant fiscal year calculated in accordance with FASB ASC Topic 718. The assumptions used in the calculation of these amounts are included in Note 11 to our audited financial statements included in this Annual Report. These amounts do not reflect the actual economic value that may be realized by the named executive officer upon the vesting of the restricted stock unit or the sale of the common stock underlying such restricted stock unit. The grant date fair value was not adjusted to take into account any estimated forfeitures.

(2) Amounts reflect the aggregate grant date fair value of option awards granted during the relevant fiscal year calculated in accordance with FASB ASC Topic 718. The assumptions used in the calculation of these amounts are included in Note 11 to our audited financial statements included in this Annual Report. These amounts do not reflect the actual economic value that may be realized by the named executive officer upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock underlying such stock options. The grant date fair value was not adjusted to take into account any estimated forfeitures. No other shares were granted to our executives.

(3) Represents a cash incentive plan award for performance in the applicable fiscal year. Mr. Geffken, as Interim Chief Financial Officer, is not eligible for a cash incentive plan award.

(4) Amounts shown in the “All Other Compensation” column includes only that compensation that was not generally available to all Company employees during 2025, 2024 and 2023. The amount shown in the “All Other Compensation” column for Mr. Geffken includes compensation paid to Danforth on his behalf and for Mr. Aggarwal and Dr. Modur in the other fiscal years in the table, the amounts consist of 401k matching contributions.

(5) Mr. Geffken provides services through Danforth, a consulting entity.

(6) Dr. Modur resigned from his role as Head of Research and Development in September 2023. Amounts reported in as “Salary” for 2023 reflect amounts actually paid to Dr. Modur prior to his termination of employment.

Outstanding Equity Awards at Fiscal Year-End

The following table shows the equity awards held by our named executive officers as of December 31, 2025. Mr. Geffken and Dr. Modur did not hold any outstanding equity awards as of December 31, 2025.

	Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units Stock that Have Not Vested(#)		Market Value Shares of Units of Stock that Have Not Vested($)(1)
Sumit Aggarwal	1/24/2024	-	-				30,000	(6)	$7,200
	10/16/2024	-	-				123,750	(7)	$29,700
	9/19/2025	144,687	1,736,275	(2)	$0.1500	9/19/2035
	9/19/2025	-	612,245	(3)	$0.1500	9/19/2035
	9/19/2025	-	1,248,570	(4)	$0.1500	9/19/2035
	9/19/2025	-	3,617,173	(5)	$0.1500	9/19/2035

(1)
Market value is calculated based on the fair market value per share of our common stock on December 31, 2025 ($0.24).
(2)
Options vest over a period of three years with 1/36 vesting on October 31, 2025, and 1/36 of the remaining options vesting in equal monthly increments consecutively for the 35 months thereafter.
(3)
Options will be eligible to vest upon the closing (the “Tranche 1A Vesting Commencement Date”) of the sale of at least $10 million of securities, including any securities issued and sold pursuant to the Securities Purchase Agreement, dated as of August 20, 2025, as amended. The options will vest as to 1/36 of the options on the last day of the first month following the Tranche 1A Vesting Commencement Date, with the remaining options vesting thereafter in equal monthly increments consecutively for the 35 months thereafter.
(4)
Options will be eligible to vest upon the closing (the “Tranche 1B Vesting Commencement Date”) of the sale of at least $15 million of securities, including any securities issued and sold pursuant to the Securities Purchase Agreement, dated as of August 20, 2025, as amended. The options will vest as to 1/36 of the options on the last day of the first month following the Tranche 1B Vesting Commencement Date, with the remaining options vesting thereafter in equal monthly increments consecutively for the 35 months thereafter.
(5)
Options will be eligible to vest upon the closing (the “Tranche 1C Vesting Commencement Date(s)”) of the sale of public traded securities of the Company in a financing transaction in 2026, provided that only options representing 5% of the total number of shares of common stock sold in any such financing transaction(s) shall become eligible to vest upon any such closing. The options will vest as to 1/36 of the options eligible to vest following the satisfaction of the performance goal at any given time on the last day of the first month following each Tranche 1C Vesting Commencement Date, with the remaining options vesting thereafter in equal monthly increments consecutively for the 35 months thereafter.
(6)
Represents restricted stock units that will vest 25% on January 24, 2026 and on January 24, 2027.
(7)
Represents a restricted stock award that will vest as to in twelve (12) equal quarterly installments following October 16, 2025.

The following table shows the equity awards held by our named executive officers as of December 31, 2024. Mr. Geffken and Dr. Modur did not hold any outstanding equity awards as of December 31, 2024.

	Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units Stock that Have Not Vested(#)		Market Value Shares of Units of Stock that Have Not Vested($)(1)
Sumit Aggarwal	4/1/2021	33,357	2,223	(2)	$0.0001	4/1/2031	-		-
	5/18/2021	23,260	1,550	(2)	$0.0001	4/1/2031	-		-
	2/6/2022	32,094	10,696	(3)	$0.0001	2/6/2032	-		-
	1/25/2023	-	68,700	(4)	$0.0001	1/25/2033	-		-
	8/23/2023	-	25,000	(5)	$0.0001	8/23/2033	-		-
	1/24/2024	-	-		$-		60,000	(6)	$6
	10/16/2024	-	-		$-		165,000	(7)	$17

(1)
Market value is calculated based on the fair market value per share of our common stock on December 31, 2024 ($0.0001).
(2)
Options vest over a period of four years with 25% of the options vesting on the first anniversary of the vesting commencement date (April 1, 2021) and the remainder vesting in equal quarterly installments thereafter.
(3)
Options vest over a period of four years with 25% of the options vesting on the first anniversary of the vesting commencement date (February 6, 2022) and the remainder vesting in equal quarterly installments thereafter.
(4)
Options vest over a period of four years with 25% of the options vesting on the first anniversary of the vesting commencement date (January 25, 2023) and the remainder vesting in equal quarterly installments thereafter.
(5)
Option shall vest upon the earliest to occur of: (i) the Company achieving a market capitalization of $35 million or more (as calculated based on the closing price of a share of Common Stock and the number of shares of Common Stock outstanding on the applicable testing date, as tested on a daily basis), (ii) the consummation of one or more capital raising transactions (whether in the form of cash, debt, equity or other property, or a combination thereof) having an aggregate value of least $25 million, or (iii) the consummation of a change in control.
(6)
Represents restricted stock units that will vest as to 50% of the total restricted stock units on January 24, 2025, with the remainder vesting in two equal annual installments thereafter (25% on January 24, 2026 and 25% on January 24, 2027).
(7)
Represents a restricted stock award that will vest as to 25% of the restricted shares on October 16, 2025 and the remainder vesting in equal quarterly installments thereafter.

The following table shows the equity awards held by our named executive officers as of December 31, 2023. Mr. Geffken and Dr. Modur did not hold any outstanding equity awards as of December 31, 2023.

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Sumit Aggarwal	4/1/2021	24,456	11,124	(1)	$134.40	4/1/2031
	5/18/2021	17,052	7,758	(1)	$56.40	4/1/2031
	2/6/2022	21,398	21,392	(2)	$18.40	2/6/2032
	1/25/2023	-	68,700	(3)	$4.27	1/25/2033
	8/23/2023	-	25,000	(4)	$4.63	8/23/2033
Vijay Modur, Ph.D.	4/1/2021	11,113	5,555	(1)	$134.40	4/1/2031
	5/18/2021	8,530	3,875	(1)	$56.40	4/1/2031
	2/6/2022	9,382	9,368	(2)	$18.40	2/6/2032
	1/25/2023	-	30,000	(3)	$4.27	1/25/2032

(1)
Options vest over a period of four years with 25% of the options vesting on the first anniversary of the vesting commencement date (April 1, 2021) and the remainder vesting in equal quarterly installments thereafter.
(2)
Options vest over a period of four years with 25% of the options vesting on the first anniversary of the vesting commencement date (February 6, 2022) and the remainder vesting in equal quarterly installments thereafter.
(3)
Options vest over a period of four years with 25% of the options vesting on the first anniversary of the vesting commencement date (January 25, 2023) and the remainder vesting in equal quarterly installments thereafter.
(4)
Options vest upon the earliest to occur of: (i) the Company achieving a market capitalization of $35 million or more (as calculated based on the closing price of a share of Common Stock and the number of shares of Common Stock outstanding on the applicable testing date, as tested on a daily basis), (ii) the consummation of one or more capital raising transactions (whether in the form of cash, debt, equity or other property, or a combination thereof) having an aggregate value of least $25 million, or (iii) the consummation of a Change in Control.

Employment Arrangements

Employment Agreement with Sumit Aggarwal

We have entered into an employment agreement with Mr. Aggarwal pursuant to which he serves as our President and Chief Executive Officer. Under the agreement, Mr. Aggarwal receives an annual base salary and is also eligible to earn an annual performance-based bonus and an annual “stretch” bonus of an additional 50% of his base salary, with such stretch bonus to be earned, if at all, based upon achievement of individual or company performance goals and/or such other factors as determined by the Board (or a committee thereof) in its discretion.

The employment agreement can be terminated by us with or without “Cause”, due to Mr. Aggarwal’s death or “Disability” or by Mr. Aggarwal with or without “Good Reason” (in each case, as such terms are defined in the employment agreement).

If Mr. Aggarwal’s employment with us is terminated due to his death or Disability, Mr. Aggarwal will be entitled to receive (i) to the extent the termination occurs after December 31, but prior to the payment of annual bonuses for the year prior to the date of termination, an amount equal to 1.5x his target annual bonus for the year of termination (the “Prior Year Bonus”), and (ii) if such termination occurs prior to December 31, a lump sum payment equal toa pro-rata bonus for the year of termination (which will be determined (prior to pro-ration) based on his target bonus for the year) (the “Pro-Rata Bonus”).

If Mr. Aggarwal’s employment with us is terminated by us without Cause or by Mr. Aggarwal for Good Reason, Mr. Aggarwal will be entitled to the following payments and benefits: (i) the Prior Year Bonus, (ii) the Pro-Rata Bonus, (iii) 18 months’ base salary, payable in a lump sum (the “Salary Severance”), (iv) a lump sum payment equal to 229.56% multiplied by the total cost of the projected premiums for continued coverage pursuant to

COBRA, or payment in lieu thereof, for a period of 18 months following termination (the “COBRA Benefit”), (v) 100% of all outstanding equity incentive awards with time-based vesting will vest in full and any equity incentive awards with performance-based vesting will vest based on target performance, in each case, as of the date of such termination and (vi) any vested awards of stock options will remain exercisable for a period equal to the shorter of (A) 18 months following termination and (B) the remaining term of the award (unless the applicable award provides for more favorable treatment on termination).If there is a “Corporate Transaction” (as defined in the 2018 Equity Incentive Plan, or the “2018 Plan”) during Mr. Aggarwal’s employment pursuant to the agreement, all outstanding and unvested equity incentive awards held by him as of such time will accelerate and become fully vested and exercisable or payable immediately prior to the closing of such Corporation Transaction.

Mr. Aggarwal’s entitlement to the foregoing severance payments and benefits is generally subject to his execution of a release of claims in favor of the Company and its affiliates following termination, and his continuing compliance with all confidentiality obligations and restrictive covenants to which he is subject.

Agreement with Danforth

Daniel Geffken provides services through Danforth, a consulting entity, of which he is an employee. Danforth provides consulting services on an hourly basis for our benefit, including those services provided by Mr. Geffken. The hourly rate for Mr. Geffken’s services is $550.00 per hour. We may terminate Mr. Geffken’s services upon 30 days’ notice pursuant to our agreement with Danforth.

Employment Agreement with Vijay Modur

Prior to his resignation of employment in September 2023, we were a party to an employment agreement with Vijay Modur. Under the agreement, Dr. Modur received an annual base salary of $425,000 and was also eligible to earn an annual performance-based bonus with a target value equal to 40% of his base salary, and an annual “stretch” bonus of an additional 25% of his base salary, with such stretch bonus to be earned, if at all, based upon achievement of individual or corporate performance goals and/or such other factors as determined by the Board (or a committee thereof) in its discretion.

The agreement was eligible to terminated by us with or without “Cause”, due to Dr. Modur’s death or “Disability” or by Dr. Modur with or without “Good Reason” (in each case, as such terms are defined in the employment agreement).

If Dr. Modur’s employment with us was terminated due to his death or Disability, Dr. Modur was entitled to receive the Prior Year Bonus and the Pro-Rata Bonus.

If Dr. Modur’s employment with us was terminated by us without Cause or by Dr. Modur for Good Reason, Dr. Modur was entitled to the following payments and benefits: (i) the Prior Year Bonus, (ii) the Pro-Rata Bonus, (iii) the Salary Severance, (iv) the COBRA Benefit, (v) if such termination occurred (A) prior to April 1, 2023, 50% of all outstanding equity incentive awards with time-based vesting will vest and an additional 50% of any equity incentive awards with performance-based vesting will vest based on target performance, in each case as of the date of such termination, or (B) on or after April 1, 2023, 100% of all outstanding equity incentive awards with time-based vesting will vest in full and any equity incentive awards with performance-based vesting will vest based on target performance, in each case, as of the date of such termination and (vi) any vested awards of stock options would have remained exercisable for a period equal to the shorter of (A) one year following termination and (B) the remaining term of the award (unless the applicable award provides for more favorable treatment on termination).

If there was a “Corporate Transaction” (as defined in the 2018 Plan) during Dr. Modur’s employment pursuant to the agreement, all outstanding and unvested equity incentive awards held by him as of such time would have accelerated and become fully vested and exercisable or payable immediately prior to the closing of such Corporation Transaction.

If Dr. Modur’s employment with us was terminated by us without Cause or by Dr. Modur for Good Reason, in either case, within the 24-month period immediately following a Corporate Transaction, Dr. Modur would have been entitled to the same payments and benefits as set forth above in connection with a termination by us without Cause or by Dr. Modur for Good Reason, except (i) the Salary Severance would have been increased to a total of 18 months’ base salary, (ii) in lieu of the Pro-Rata Bonus, Dr. Modur would have been entitled to receive an amount equal to his target annual bonus and (iii) the COBRA Benefit would have covered the 18-month period following termination.

Dr. Modur’s entitlement to the foregoing severance payments and benefits was generally subject to his execution of a release of claims in favor of us and our affiliates following termination, and his continuing compliance with all confidentiality obligations and restrictive covenants to which he is subject.

Dr. Modur did not receive any severance benefits in connection with his resignation.

Elements of Our Compensation Programs for Named Executive Officers

The goal of our compensation plans and programs is to deliver appropriate, fiscally responsible compensation to named executive officers that focuses their efforts on delivering results against short- and long-term objectives, provides sustained value to stockholders and encourages the taking of responsible, appropriate and balanced risks.

The Compensation Committee believes that compensation for our named executive officers must be a mix of variable compensation (both short- and long-term) and fixed compensation (base salary) in order to reinforce our executives’ responsibility to balance short- and long-term performance while maintaining focus on delivering value for our stockholders. As such, our programs offer opportunity for higher compensation for successful performance and lower compensation in the absence of success. Accordingly, we have designed our compensation programs to include the following components:

Base Salary

Base salaries for our named executive officers who are employees provide a fixed rate of pay and serve as the basis for calculating targets in certain variable pay programs. Starting salaries and subsequent increases are determined based on the following factors:

•
performance, experience, expected future contribution and ability to deliver value to stockholders;
•
analysis of internal pay relationships; and
•
market conditions and competitive positioning.

Annual Bonus

Our variable pay plan is designed to focus Mr. Aggarwal's efforts on annual goals and objectives that are established in order to contribute to the short- and long-term success of our business. The Compensation Committee reviews and approves each plan year’s targets and performance metrics to ensure that they are challenging and commensurate with our short- and long-term business plan. Actual payments made are calculated based on performance in relation to the Compensation Committee approved goals.

Equity Grants

The Compensation Committee maintains that equity awards must align the interests of our named executive officers with those of our stockholders through rewarding exceptional corporate performance, stockholder returns and ensuring that decisions made in the short-term solidify a strong future for us. As such, awards granted pursuant to the 2018 Plan are an essential component of our total compensation strategy. The equity pool of awards available to grant to all employees (including our named executive officers) in any given year is approved at the end of the prior year by the Compensation Committee, subject to the overall maximum amount of shares of our common stock available under the 2018 Plan. Equity awards may take the form of, among others, stock options, restricted stock units or performance stock units.

See the “Outstanding Equity Awards at Fiscal Year-End” table above for information on the equity awards granted to our named executive officers that remained outstanding as of December 31, 2025, 2024, and 2023.

Executive Benefits and Perquisites

All of our full-time employees, including our named executive officers, are eligible to participate in our health and welfare plans, including medical, dental and vision benefits. Our named executive officers who are employees participate in these plans on the same basis as other eligible employees.

Retirement Plans

We maintain a 401(k) plan in which U.S. employees of the Company who meet certain eligibility requirements, including our named executive officers who are employees,, are eligible to participate. The 401(k) plan is a U.S. tax-qualified defined contribution retirement plan under which eligible employees may defer their eligible compensation, subject to the limits imposed by the U.S. Internal Revenue Code.

Nonqualified Deferred Compensation

We do not maintain nonqualified defined contribution plans or other nonqualified deferred compensation plans. Our Board may elect to provide our officers and other employees with nonqualified defined contribution or other nonqualified deferred compensation benefits in the future if it determines that doing so is in our best interests.

Clawback Policy

We have adopted a Policy for Recovery of Erroneously Awarded Compensation (also known as a clawback policy) that is compliant with the Nasdaq listing rules, as required by the Dodd-Frank Act, and is filed as Exhibit 97.1 to this Annual Report.

Equity Award Grant Practices

We have had no program, plan, or practice pertaining to the timing of stock option grants to NEOs coinciding with the release of material non-public information (“MNPI”). Annual grants of stock options to employees are typically approved by our Compensation Committee or our president and chief executive officer pursuant to a delegation of authority from our Compensation Committee in the first quarter of each year as part of our annual compensation cycle. Our Board or Compensation Committee may also approve grants at other times as they deem appropriate. The timing of any equity grants to newly-hired employees, or in connection with promotions or other non-routine grants, is generally tied to the event giving rise to the award, although non-executive new hire stock option awards are generally approved at the beginning of the calendar month following the individual’s commencement of employment. For all stock option awards, the exercise price is no less than the closing price of our common stock on the date of the grant. During 2025, we did not grant any stock options or option-like instruments to any of our named executive officers during the period specified under Item 402(x) of Regulation S-K.

Director Compensation Table

From time to time, the board has determined to provide our non-employee directors with cash or equity compensation, although we do not maintain a formal director compensation policy or program. The following table sets forth information concerning the compensation awarded to, earned by or paid our non-employee directors during fiscal years 2025, 2024 and 2023 to each individual who served as a non-employee director in any of those years.

Name	Year	Fee Earned or Paid in Cash ($)	Stock Awards($)	Option Awards($)	All Other Compensation ($)	Total ($)
Alan Walts, Ph.D.	2025	65,000	-	35,611	-	100,611
	2024	65,000	-	-	-	65,000
	2023	65,000	-	8,577	-	73,577
Steven D. Rubin	2025	55,000	-	16,187	-	71,187
	2024	55,000	-	-	-	55,000
	2023	55,000	-	8,577	-	63,577
Lindsey Androski (2)	2025	13,750	-	-	-	13,750
	2024	55,000	-	-	-	55,000
	2023	55,000	-	8,577	-	63,577
Tomer Kariv (3)(4)	2023	25,000	-	8,577	-	33,577

(1) Amounts reflect the aggregate grant date fair value of option awards granted during 2025, 2024 and 2023 calculated in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 11 to our audited financial statements included in this Annual Report. These amounts do not reflect the actual economic value that may be realized by the non-employee director upon the vesting of the stock options, the exercise of the stock options, or the sale of the common stock upon the vesting of underlying stock options. The grant date fair value was not adjusted to take into account any estimated forfeitures. As of December 31, 2023, our non-employee directors who served as non-employee directors during 2023 held the following number of stock options: Dr. Walts, 4,441 options; Mr. Rubin, 7,334 options; Ms. Androski 3,859 options; and Mr. Kariv, 5,859 options. As of December 31, 2024, our non-employee directors who served as non-employee directors during 2024 held the following number of stock options: Dr. Walts, 4,441 options; Mr. Rubin, 7,334 options; and Ms. Androski, 3,859 options. As of December 31, 2025, our non-employee directors who served as non-employee directors during 2025 held the following number of stock options and restricted stock units: Dr. Walts, 400,121 options and 10,750 restricted stock units; Mr. Rubin, 187,138 options and 10,750 restricted stock units; and Ms. Androski, no options or restricted stock units.

(2) Ms. Androski resigned from the Board on August 6, 2025.

(3) Payments were directed to the Pontifax Funds, as to which Mr. Kariv may be deemed to have voting power and investment control in his capacity as a managing partner of the general partners of the Pontifax Funds.

(4) Mr. Kariv resigned from the Board on December 27, 2023.

The following sets forth the cash compensation paid to our non-employee directors in 2025, 2024 and 2023 for service on our Board or committees thereof. Equity awards are determined annually at the discretion of the Board.

	Annual Fee ($)
Description	Chair	Member
Board of Directors	-	40,000
Audit Committee	15,000	7,500
Compensation Committee	10,000	7,500

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information relating to the beneficial ownership of our common stock as of December 31, 2025, by (a) each person, or group of affiliated persons, known by us to beneficially own more than five percent (5%) of the outstanding shares of our common stock, (b) each of our directors, (c) each of our named executive officers and (d) all directors and executive officers as a group.

The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC. Under these rules, a person is deemed to be a “beneficial” owner of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. Except as indicated in the footnotes below, we believe, based on the information furnished to us, that the individuals and entities named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, subject to any applicable community property laws.

The percentage of shares beneficially owned is computed on the basis of 4,790,239 shares of our common stock outstanding as of December 31, 2025. The percentage of shares beneficially owned does not reflect outstanding prefunded warrants to purchase up to 52,507,369 shares of our common stock outstanding as of March 16, 2026. Shares of our common stock that a person has the right to acquire within 60 days of December 31, 2025 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise indicated below, the address for each beneficial owner listed is c/o Eloxx Pharmaceuticals, Inc., P.O. Box 274, 10 Court Street, Arlington, Massachusetts 02476.

Greater than 5% Shareholders __ Shares % of Shares Outstanding

Pontifax Funds(1) 366,225 7.7%

Directors and Named Executive Officers

Sumit Aggarwal(2) 1,671,973 33.0%

Daniel E. Geffken(3) 3,750 *

Alan Walts, Ph.D. (4) 71,923 1.6%

Steven D. Rubin(5) 43,466 *

* Represents Less than 1%

(1) Based on a Schedule 13D/A filed with the SEC on May 21, 2021, each of Pontifax Management III G.P. (2011) Ltd. (“Management III”) and Pontifax Management Fund III L.P. (“Pontifax III”) has shared voting and shared dispositive power over 179,704 shares of our common stock, Pontifax (Cayman) III, L.P. (“Cayman III”) has shared voting and shared dispositive power over 57,198 shares of our common stock, Pontifax (Israel) III, L.P. (“Israel III”) has shared voting and shared dispositive power over 122,506 shares of our common stock, Pontifax Management 4 G.P. (2015) Ltd. (“Management 4”) has shared voting and shared dispositive power over 186,520 shares of our common stock, Pontifax (Cayman) IV L.P. (“Pontifax IV”) has shared voting and shared dispositive power over 44,786 shares of our common stock, Pontifax (Israel) IV L.P. (“Israel IV”) has shared voting and shared dispositive power over 91,994 shares of our common stock, Pontifax (China) IV L.P. (“China IV”) has shared voting and shared dispositive power over 49,963 shares of our common stock, each of Pontifax Late Stage GP Ltd. (“Late Stage GP”) and Pontifax Late Stage Fund L.P. (“Late Stage Fund”) has shared voting and shared dispositive power over 15,414 shares of our common stock. Management III is the ultimate general partner of Cayman III, Israel III and Management 4 is the ultimate general partner of Cayman IV, Israel IV and China IV. Late Stage GP is the ultimate general partner of Late Stage Fund. Messrs. Ran Nussbaum and Tomer Kariv are the managing partners of each of Management III, Management 4 and may also be deemed to share voting and dispositive power with respect to the shares held by Late Stage Fund. The business address of each of the foregoing named beneficial owners is c/o Pontifax, 14 Shenkar Street, Beit Ofek, Herzliya Pituach, 46140 Israel.

(2) Includes options to purchase 2,500 shares of common stock which are owned by Danforth Advisors, LLC, with which Mr. Geffken may be deemed to share voting power and investment control in his capacity as a managing director. Mr. Geffken disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.

(3) Includes options to purchase 275,163 shares of common stock and 113,438 shares of restricted common stock subject to a repurchase right by the Company.

(4) Includes options to purchase 59,398 shares of common stock.

(5) Includes options to purchase 31,883 shares of common stock.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Director and Officer Indemnification and Insurance

We have agreed to indemnify each of our directors and executive officers against certain liabilities, costs and expenses, and have purchased directors’ and officers’ liability insurance.

Director Independence

Under our Corporate Governance Guidelines and Nasdaq rules, a director is independent if he or she does not have a material or other disqualifying relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities as a director. In addition, the director must meet the bright-line tests for independence set forth by the Nasdaq rules.

Our Board has undertaken a review of its composition, the composition of its committees and the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that none of Dr. Walts or Mr. Rubin, representing two of our three current directors, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors qualifies as “independent” as that term is defined under the Nasdaq rules. In making these determinations, our Board considered the relationships that each non-employee director has with us and all other facts and circumstances our Board deemed relevant in determining their independence, including the director’s beneficial ownership of our common stock and the relationships of our non-employee directors with certain of our significant stockholders.

ITEM 14. Principal Accounting Fees and Services

The Audit Committee retained Baker Tilly US, LLP to audit the Company’s consolidated financial statements for the years ended December 31, 2025, 2024, and 2023.

The table below sets forth the aggregate fees billed to us for services related to the fiscal years ended December 31, 2025, 2024, and 2023 by Baker Tilly US, LLP.

Year Ended December 31, 2025 December 31, 2024 December 31, 2023

Audit Fees(1) 350,000 373,336 513,336

Tax Fees 25,000 22,863 25,200

Total $ 375,000 $ 396,299 $ 538,536

(1)
Audit fees consisted of audit services performed in connection with the audit of the Company’s consolidated financial statements and related services, and the December 31, 2023 audit fees contain the review of the Company's quarterly condensed consolidated financial statements.

Pre-Approval Policies and Procedures

Consistent with SEC policies and guidelines regarding audit independence, the audit committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our independent registered public accounting firm on a case-by-case basis. Our audit committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal accountants. No non-audit services were performed by our independent registered public accounting firm during the years ended December 31, 2025, 2024 and 2023. Our audit committee pre-approves these services by category and service. Our audit committee has pre-approved all of the above-described services.

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

3.13

Certificate of Amendment to Amended and Restated Certificate of Incorporation of Eloxx Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Delaware on December 1, 2022 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on December 1, 2022, SEC File No. 001-31326).

3.14*	Amended and Restated Bylaws of Eloxx Pharmaceuticals, Inc.

4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of our Annual Report on Form 10-K filed on March 16, 2018, SEC File No. 001-31326).

4.2	Description of Securities Registered (incorporated by reference to Exhibit 4.2 of our Annual Report on Form 10-K filed on March 30, 2022, SEC File No. 001-31326).

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

10.3

Second Amendment to Research and License Agreement by and between Technion Research and Development Foundation Ltd. and Eloxx Pharmaceuticals Ltd., dated January 14, 2013 (incorporated by reference to Exhibit 10.3 of our Annual Report on form 10-K filed on March 16, 2018, SEC File No. 001-31326).

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

10.10	Sixth Addendum to Research and License Agreement by and between Technion Research and Development Foundation Ltd. and Eloxx Pharmaceuticals Ltd., dated January 11, 2016

Exhibit No.	Description of Exhibit
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

10.15‡*	Fourteenth Addendum to the Research and License Agreement, dated as of February 9, 2025, by and among Eloxx Pharmaceuticals Ltd. and Technion Research and Development Foundation Ltd.

10.16*	Consulting Agreement, dated as of April 1, 2021 by and between Danforth Advisors, LLC and the Company, as amended by Amendment No. 5 to Consulting Agreement dated June 13, 2025.

10.17#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on December 22, 2017, SEC File No. 001-31326).

10.18#

Amended and Restated Senesco Technologies, Inc. 2008 Incentive Compensation Plan. (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the period ended March 31, 2014, SEC File No. 001-31326).

10.19#

Form of Stock Option Agreement under the Senesco Technologies, Inc. 2008 Stock Incentive Plan. (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the period ended September 30, 2009, SEC File No. 001-31326).

10.20#	Eloxx Pharmaceuticals Share Ownership and Option Plan (2013) (incorporated by reference to Exhibit 10.24 of our Annual Report on Form 10-K filed on March 16, 2018, SEC File No. 001-31326).

10.21#

Forms of Option Agreement, Stock Option Grant Notice and Notice of Exercise under the Eloxx Pharmaceuticals Share Ownership and Option Plan (2013) (incorporated by reference to Exhibit 10.25 of our Annual Report on Form 10-K filed on March 16, 2018, SEC File No. 001-31326).

10.22#	Retention Policy (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on October 15, 2012, SEC File No. 001-31326).

10.23#	Eloxx Pharmaceuticals, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on March 30, 2018, SEC File No. 001-31326).
10.24#*	Amendment to Eloxx Pharmaceuticals, Inc. 2018 Equity Incentive Plan dated September 19, 2025.

10.25#

Form of Stock Option Grant Notice, Option Agreement and Notice of Exercise under the Eloxx Pharmaceuticals, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on March 30, 2018, SEC File No. 001-31326).

10.26#

Form of Restricted Stock Unit Grant Notice for non-Israeli employees (incorporated by reference to Exhibit 99.5 of our Registration Statement on Form S-3 filed on May 11, 2018, SEC File No. 333-224860).

Exhibit No.	Description of Exhibit

10.27#

Israeli Sub-Plan under the Eloxx Pharmaceuticals, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on March 30, 2018, SEC File No. 001-31326).

10.28#

Form of Israeli Stock Option Grant Package under the Israeli Sub-Plan under the Eloxx Pharmaceuticals, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on March 30, 2018, SEC File No. 001-31326).

10.29#	Form of Restricted Stock Unit Grant Notice for Israeli employees (incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q filed on August 10, 2018, SEC File No. 001-31326).

10.30

Loan and Security Agreement, dated as of September 30, 2021, by and among Hercules Capital, Inc., the Company, Zikani Therapeutics, Inc. and the other parties thereto. (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on November 8, 2021, SEC File No. 001-31326).

10.31

First Amendment, dated March 7, 2023, to the Loan and Security Agreement, dated as of September 30, 2021, by and among Hercules Capital, Inc., the Company, Zikani Therapeutics, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.44 of our Annual Report on Form 10-K filed March 31, 2023).

10.32*	Fifth Amendment to Loan and Security Agreement, dated as of January 9, 2024, by and among Hercules Capital, Inc., the Company, Zikani Therapeutics, Inc. and the other parties thereto.

10.33*	Sixth Amendment to Loan and Security Agreement, dated as of July 10, 2024, by and among Hercules Capital, Inc., the Company, Zikani Therapeutics, Inc. and the other parties thereto.

10.34*	Agency Assignment Agreement, dated as of May 12, 2025, by and among Hercules Capital, Inc., the Company, Zikani Therapeutics, Inc., SD MF 4 LLC and the other parties thereto.

10.35#

Employment Agreement, dated as of April 1, 2021, by and between Sumit Aggarwal and Eloxx Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 1, 2021, SEC File No. 001-31326).

10.36#*	Amended and Restated Employment Agreement, dated as of September 19, 2025, by and between Sumit Aggarwal and Eloxx Pharmaceuticals, Inc.

10.37#

Executive Employment Agreement, dated as of April 1, 2021, by and between Vijay Modur and Eloxx Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on April 1, 2021, SEC File No. 001-31326).

10.38‡*	Omnibus Agreement, dated as of October 28, 2025 and amended on February 26, 2026, by and between Eloxx Pharmaceuticals, Inc. and the Cystic Fibrosis Foundation.

10.39‡*	Amended and Restated License Agreement, dated as of March 31, 2020, by and between Zikani Therapeutics, Inc. and President and Fellows of Harvard College.

10.40‡*	Amendment No. 1 to Amended and Restated License Agreement, dated as of July 17, 2024, by and between Zikani Therapeutics, Inc. and President and Fellows of Harvard College.

10.41‡*	License Agreement, dated as of March 11, 2024, by and between the Company and Almirall, S.A.

10.42	Form of Pre-Funded Common Stock Purchase Warrant, dated September 20, 2023 (incorporated by reference to exhibit 4.1 to the 10-Q filed on November 13, 2023 for the quarter ended September 30, 2023).

10.43	Common Stock Purchase Warrant, dated September 20, 2023 (incorporated by reference to exhibit 4.2 to the 10-Q filed on November 13, 2023 for the quarter ended September 30, 2023).

Exhibit No.	Description of Exhibit
10.44*	Securities Purchase Agreement, dated as of January 9, 2024, by and between the Company and SD MF 4 LLC.

10.45*	Form of Prefunded warrant pursuant to Securities Purchase Agreement, dated as of January 9, 2024.

10.46*	Form of Warrant pursuant to Securities Purchase Agreement, dated as of January 9, 2024.

10.47‡*	Royalty and Revenue Sharing Agreement, dated as of July 10, 2024 and amended by Amendment No.1 dated March 2, 2026, by and between the Company, SD MF 4 LLC and the other parties thereto.

10.48*	Securities Purchase Agreement, dated as of August 20, 2025 by and between the Company and Coastlands Capital, LP.

10.49*	Amendment to the Securities Purchase Agreement, dated as of September 25,2025 by and among the Company, Coastlands Capital, LP and SD MF 4 LLC.

10.50*	Amendment No. 2 Securities Purchase Agreement, dated as of December 11, 2025 by and among the Company, Coastlands Capital, LP and SD MF 4 LLC.

10.51*	Amendment No. 3 Securities Purchase Agreement, dated as of February 20, 2026 by and among the Company, Coastlands Capital, LP and SD MF 4 LLC.

10.52*	Agreement Regarding Loan Conversions, dated as of September 25, 2025, by and between the Company, SD MF 4 LLC and the other parties thereto.

10.53*	Form of Registration Rights Agreement, dated as of August 20, 2025.

10.54*	Form of Pre-Funded Warrant, pursuant to the Securities Purchase Agreement, dated as of August 20, 2025.

19.1*	Eloxx Pharmaceuticals, Inc. Insider Trading Policy.

21	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of our Annual Report on Form 10-K filed on March 31, 2023, SEC File No. 001-31326).

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

32.1**	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Eloxx Pharmaceuticals, Inc. Policy for Recovery of Erroneously Awarded Compensation.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Link Document.

Exhibit No.	Description of Exhibit
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

ELOXX PHARMACEUTICALS, INC. (Registrant)

Date: March 16, 2026	/s/ Sumit Aggarwal
Sumit Aggarwal
President, Chief Executive Officer and Director (On behalf of the Registrant and as Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sumit Aggarwal Sumit Aggarwal	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2026

/s/ Daniel E. Geffken Daniel E. Geffken	Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2026

/s/ Alan Walts Alan Walts, Ph.D.	Chairman and Director	March 16, 2026

/s/ Steven D. Rubin Steven D. Rubin.	Director	March 16, 2026

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Eloxx Pharmaceuticals, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eloxx Pharmaceuticals, Inc. and its subsidiaries (the “Company”) as of December 31, 2025, 2024, and 2023, the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025, 2024, and 2023, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit as of December 31, 2025 and has suffered net losses and negative cash flows from operations since inception. These factors raise substantial doubt around the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Baker Tilly US, LLP

Tewksbury, Massachusetts
March 16, 2026

We have served as the Company’s auditor since 2022.

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share data)

	December 31,
	2025	2024	2023
Assets
Current assets:
Cash and cash equivalents	$4,785	$111	$1,134
Restricted cash	6	5	220
License and service receivable	—	2,359	—
Unbilled receivable	—	359	—
Prepaid expenses and other current assets	479	142	194
Total current assets	5,270	2,976	1,548
Property and equipment, net	—	—	35
Operating lease right-of-use asset, net	—	—	129
Total assets	$5,270	$2,976	$1,712

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,713	$5,346	$5,699
Accrued expenses	1,613	1,446	1,161
Current portion of long-term debt, net of unamortized debt discounts	1,000	6,516	2,219
Accrued interest on debt	35	557	48
Advances from collaboration partners	11,816	13,347	12,966
Warrant liabilities	—	—	376
Current portion of operating lease liability	—	4	133
Derivative liabilities	—	95	95
Total current liabilities	17,177	27,311	22,697
Long-term debt, net of current portion	-	-	1,612
Operating lease liability	-	-	2
Total liabilities	17,177	27,311	24,311
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued or outstanding as of December 31, 2025, 2024 and 2023	—	—	—
Common stock, $0.01 par value per share, 500,000,000 shares authorized, 4,790,239, 3,534,250 and 3,143,390 shares issued and outstanding as of December 31, 2025, 2024 and 2023, respectively	48	35	31
Additional paid-in capital	288,625	270,215	268,812
Accumulated deficit	(300,580)	(294,585)	(291,442)
Total stockholders’ deficit	(11,907)	(24,335)	(22,599)
Total liabilities and stockholders’ deficit	$5,270	$2,976	$1,712

See accompanying notes to consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)

	Year ended December 31,
	2025	2024	2023

License and service revenue:	$-	$6,359	$-
Operating expenses:
Research and development	3,056	3,577	8,598
General and administrative	3,382	5,250	8,690
Total operating expenses	6,438	8,827	17,288
Loss from operations	(6,438)	(2,468)	(17,288)
Other (income) expense, net	(443)	675	(234)
Net loss	$(5,995)	$(3,143)	$(17,054)

Net loss per share, basic and diluted	$(0.49)	$(0.84)	$(6.63)
Weighted average number of shares of common stock and pre-funded warrants used in computing net loss per share, basic and diluted	12,347,495	3,758,804	2,570,620

See accompanying notes to consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Amounts in thousands, except share data)

	Common Stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders’ deficit
Balance as of December 31, 2022	2,166,356	$22	$263,706	$(274,388)	$(10,660)
Issuance of common stock and pre-funded warrants related to the September 2023 Registered Direct Offering, net of issuance costs of $262	305,590	3	(3)	—	—
Sale of common stock through ATM, net of issuance costs of $352	596,444	6	3,144	—	3,150
Exercise of pre-funded warrants	75,000	—	—	—	—
Stock-based compensation expense	—	—	1,965	—	1,965
Net loss	—	—	—	(17,054)	(17,054)
Balance as of December 31, 2023	3,143,390	$31	$268,812	$(291,442)	$(22,599)
Issuance of common stock and pre-funded warrants related to the January 2024 debt amendment	157,138	2	864	—	866
Exercise of stock options	3,722	—	—	—	—
Issuance of restricted stock awards	230,000	2	(2)	—	—
Stock-based compensation expense	—	—	541	—	541
Net loss	—	—	—	(3,143)	(3,143)
Balance as of December 31, 2024	3,534,250	$35	$270,215	$(294,585)	$(24,335)
Issuance of pre-funded warrants related to the September 2025 Domicilium debt conversion per agreement	—	—	8,497	—	8,497
Issuance of pre-funded warrants in connection with the 2025 PIPE transaction, net of issuance costs of $309	—	—	9,691	—	9,691
Exercise of stock options	200,739	2	(2)	—	—
Vesting of restricted stock units	1,055,250	11	(11)	—	—
Stock-based compensation expense	—	—	235	—	235
Net loss	—	—	—	(5,995)	(5,995)
Balance as of December 31, 2025	4,790,239	$48	$288,625	$(300,580)	$(11,907)

See accompanying notes to consolidated financial statements.

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(5,995)	$(3,143)	$(17,054)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	235	541	1,965
Depreciation	—	35	113
Amortization of operating lease right-of-use asset	—	129	696
Amortization of debt discount	245	468	259
Increase in fair value of derivative liabilities	—	—	50
Imputed interest expense on 2025 bridge loans	154	—	—
Change in fair value of warrant liabilities	—	(376)	(1,593)
Extinguishment of the 2021 Award	(1,236)	—	—
Write-off of fair value of derivative liabilities	(95)	—	—
Loss on extinguishment of debt	—	25	436
Loss on issuance of common stock	—	—	231
Gain on debt conversion	(154)	—	—
Gain on sales and disposals of property and equipment	(1)	(38)	(288)
Changes in operating assets and liabilities:
License and service receivable	2,359	(2,359)	—
Unbilled receivable	359	(359)	—
Prepaid expenses and other assets	(337)	52	467
Accounts payable	(2,633)	(353)	2,679
Accrued expenses	167	285	(1,638)
Accrued interest	609	509	48
Operating lease liabilities	(4)	(131)	(712)
Net cash used in operating activities	(6,327)	(4,715)	(14,341)
Cash flows from investing activities:
Proceeds from the sale of property and equipment	1	38	309
Net cash provided by investing activities	1	38	309
Cash flows from financing activities:
Proceeds from the issuance of common stock, pre-funded warrants, and common stock warrants, net of issuance costs	—	—	1,738
Proceeds from the sale of common stock through ATM program, net of issuance costs	—	—	3,150
Proceeds from issuance of pre-funded warrants in connection with the 2025 PIPE transaction, net issuance costs	9,691	—	—
Proceeds from debt financing obligations	2,865	3,668	—
Repayment of term loan principal	(1,255)	(610)	(9,401)
Proceeds (repayment) from advances from collaboration partners	(300)	381	431
Net cash provided by (used in) financing activities	11,001	3,439	(4,082)
Net increase (decrease) in cash, cash equivalents and restricted cash	4,675	(1,238)	(18,114)
Cash, cash equivalents and restricted cash at the beginning of the year	116	1,354	19,468
Cash, cash equivalents and restricted cash at the end of the year	$4,791	$116	$1,354

Reconciliation of cash, cash equivalents and restricted cash to consolidated balance sheet as presented in the consolidated statements of cash flows:
Cash and cash equivalents	$4,785	$111	$1,134
Restricted cash	6	5	220
Total cash, cash equivalents and restricted cash	$4,791	$116	$1,354

Supplemental disclosure of cash flow activities:
Cash paid for interest	$25	$139	$989
Noncash financing activities:
Fair value of common stock and pre-funded warrants issued to loan holder	$—	$865	$—
Domicilium debt conversion, (principal of $7,366 and accrued interest of $1,131)	$8,497	$—	$—

See accompanying notes to consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business

Eloxx Pharmaceuticals, Inc., together with its subsidiaries (collectively “Eloxx” or the “Company”) is a clinical-stage biopharmaceutical company developing novel, small-molecule product candidates designed to modulate the ribosome and promote readthrough of premature stop codons induced by nonsense mutations (“NMs”) to enable the production of full-length proteins. Targeting ribosome subunits provides a therapeutic approach to addressing a number of genetic diseases. According to the Human Gene Mutation Database, NMs account for approximately 10% to 12% of patients with a given genetic disease. There are over 7,000 inherited genetic diseases that collectively affect 350 million people worldwide. The Company’s immediate focus is to advance the clinical development of its lead product candidate, exaluren, for the treatment of rare kidney diseases and, through our collaboration with Almirall, S.A. (“Almirall”), ZKN-013 for the treatment of rare skin diseases.

The Company was headquartered in Arlington, Massachusetts, with additional operations in Israel and Australia. The Company has become a remotely headquartered company.

Liquidity and Going Concern

The Company has a history of net losses and negative cash flows from operating activities since inception, and as of December 31, 2025, had an accumulated deficit of $300.6 million. The Company expects to continue to incur net losses and negative cash flows from its operations for the foreseeable future. The Company has not generated revenue from the sale of any product or service, other than the license and service revenue generated from its March 2024 exclusive license agreement covering the Company's asset ZKN-013 (the "Almirall License Agreement") with Almirall, S.A. ("Almirall"), and does not expect to generate significant revenue unless it obtains marketing approval for and commercializes one or more of its product candidates currently in development. The Company's performance obligation under the Almirall License Agreement ended in November 2024, although it remains eligible to receive additional payments throughout the potential development phases, including development and sales milestones of up to approximately $470.0 million and tiered royalties based on any potential future global sales. Successful transition to profitable operations is dependent upon achieving a level of revenue adequate to support the Company’s cost structure.

The Company has financed its operations primarily through the sale of equity, license and collaboration agreements, debt securities and, to a lesser extent, grants. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital to fund its operations.

On August 20, 2025, the Company entered into a securities purchase agreement (the "Coastlands Securities Purchase Agreement") with Coastlands Capital Partners LP (“Coastlands”). Upon the terms and subject to the conditions of the Coastlands Securities Purchase Agreement, the Company agreed to issue to Coastlands, and Coastlands agreed to purchase, severally and not jointly, an aggregate of up to $20.0 million of shares of the Company's common stock, par value $0.01 per share, and/or pre-funded warrants to purchase shares of common stock of the Company, in each case pursuant to the Coastlands Securities Purchase Agreement.

On September 25, 2025 and December 11, 2025, the Coastlands Securities Purchase Agreement was amended. Per the amended Coastlands Securities Purchase Agreement, following the initial closing for an aggregate amount of $1.0 million of securities, which occurred on August 15, 2025 (the "Initial Coastlands Closing"), at any time prior to February 20, 2026, the Company may sell, on the same terms and conditions as those contained in the amended Coastlands Securities Purchase Agreement, up to $20.0 million of securities for cash consideration (the “New Money Investment”) and up to $9.5 million of securities in consideration of the conversion of obligations under the Loan and Security Agreement, dated as of September 30, 2021 (the "Hercules Loan Agreement"), as amended. In the aggregate, at all closings, $15.0 million of the New Money Investment shall be allocated to Coastlands. Up to $5.0 million of the New Money Investment shall be allocated to Domicilium or an affiliate thereof, provided that Domicilium shall only be entitled to the allocation if all obligations under the Hercules Loan Agreement, as amended, have been converted in full. The subsequent closing in which Coastlands purchases securities resulting in receipt by the Company of proceeds of not less than $5.0 million in the aggregate (including proceeds received in the Initial Coastlands Closing), which occurred on September 25, 2025, was referred to as the “Coastlands First Tranche Closing”, with the additional amount being $4.0 million and the additional securities being a pre-funded warrant to purchase up to 8,163,265 shares of the Company's common stock at an exercise price of $0.01 per share, based on a purchase price of $0.49 per share of underlying common stock. The subsequent closing in which

Coastlands purchases securities resulting in receipt by the Company of proceeds of not less than $10.0 million in the aggregate (including proceeds received in the Initial Coastlands Closing and the Coastlands First Tranche Closing), which occurred on December 12, 2025, was referred to as the “Coastlands Second Tranche Closing”, with the additional amount being $5.0 million and the additional securities being a pre-funded warrant to purchase up to 10,204,081 shares of the Company's common stock at an exercise price of $0.01 per share, based on a purchase price of $0.49 per share of underlying common stock. The subsequent closing in which Coastlands purchases securities resulting in receipt by the Company of proceeds of not less than $15.0 million in the aggregate (including proceeds received in the Initial Coastlands Closing, the Coastlands First Tranche Closing and the Coastlands Second Tranche Closing) shall be referred to as the “Coastlands Third Tranche Closing.” The Coastlands Third Tranche Closing was at the sole discretion of Coastlands, provided it occurred no later than February 20, 2026.

On September 25, 2025, upon the Coastlands First Tranche Closing and in accordance with an agreement regarding loan conversions dated as of September 25, 2025, Domicilium exchanged $8.5 million of the $9.5 million in its outstanding debt, comprised of outstanding principal and accrued interest under the Hercules Loan Agreement, as amended, and outstanding bridge loans, in return for pre-funded warrants to purchase 17,341,986 shares of common stock of the Company at an exercise price of $0.01 per share, based on a purchase price of $0.49 per share of underlying common stock. No gain or loss was recorded as a result of the exchange. Domicilium has agreed to exchange the remaining $1.0 million of the Company's outstanding obligations under the Hercules Loan Agreement, as amended, in connection with the Coastlands Third Tranche Closing for shares of Company common stock and/or pre-funded warrants. Provided the exchange of the remaining $1.0 million in its outstanding debt occurs, Domicilium agreed to waive any and all additional accrued and unpaid interest, which was less than $0.1 million as of December 31, 2025, related to the remaining $1.0 million. On February 20, 2026, the Coastlands Securities Purchase Agreement was amended, and, on February 26, 2026, the Coastlands Third Tranche Closing occurred. In addition, on March 12, 2026, the Company received $2.0 million from Domicilium. Refer to Note 16, "Subsequent Events", for additional information.

The Company believes that its cash and cash equivalents of $4.8 million as of December 31, 2025, along with the $5.0 million received by the Company in February 2026 via the Coastlands Third Tranche Closing and the $2.0 million received by the Company in March 2026 from Domicilium, will not be sufficient to maintain its current and planned operations for at least the next twelve months following the filing of this Annual Report. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, based on the Company’s current working capital, anticipated operating expenses and net losses and the uncertainties surrounding its ability to raise additional capital as needed, as discussed below, the Company believes that these conditions, in aggregate, raise substantial doubt about its ability to continue as a going concern for one year after the date these consolidated financial statements are issued.

Management intends to fund future operations through private or public debt or equity financing transactions and may seek additional capital through arrangements with strategic partners or from other sources, including licensing arrangements. The availability of sufficient funding to alleviate the conditions that raise substantial doubt is not within management’s control and cannot be assessed as being probable of occurring. If the Company is unable to obtain adequate financing, it will evaluate options which may include curtailing expense contemplated by its current operating plan, and it may be required to delay, limit, reduce or terminate its product development efforts or grant rights to develop and market product candidates that it would otherwise prefer to develop and market itself, which may have a material adverse effect on the Company’s operations and future prospects.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. On an ongoing basis, the Company's management evaluates its estimates, which include, but are not limited to, estimates related to revenue recognition, accrued expenses, including clinical trials and other research and development related accruals, derivative liabilities, and stock-based compensation expense. The Company bases its estimates on historical experience and other market specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results could materially differ from those estimates.

Revenue Recognition

Under ASC Topic 606, "Revenue from Contracts with Customers" ("ASC 606"), an entity recognizes revenue when or as its customer obtains control of distinct promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of ASC 606, the Company performs the following five steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that it will collect consideration it is entitled to in exchange for the goods or services it transfers to the customer.

Under ASC 606, there is judgment involved in identifying the promised goods or services in the agreement, determining whether these are distinct in the context of the contract and determining if these represent a performance obligation to a customer. Additionally, the Company uses judgment to determine whether rights to additional goods or services that are exercisable at a customer’s discretion provide a material right to the customer and if so, they are considered performance obligations. Performance obligations are promised goods or services in a contract to transfer a distinct good or service to the customer and are considered distinct when (i) the customer can benefit from the good or service on its own or together with other readily available resources and (ii) the promised good or service is separately identifiable from other promises in the contract. In assessing whether promised goods or services are distinct, the Company considers factors such as the stage of development of the underlying intellectual property, the capabilities of the customer to develop the intellectual property on its own or whether the required expertise is readily available and whether the goods or services are integral or dependent to other goods or services in the contract.

The Company estimates the transaction price based on the amount expected to be received for transferring the promised goods or services in the contract. The consideration may include fixed consideration and variable consideration. At the inception of each arrangement that includes variable consideration, the Company evaluates the amount of potential payments and the likelihood that the payments will be received. The Company utilizes either the most likely amount method or expected amount method to estimate the amount expected to be received based on which method best predicts the amount expected to be received. The amount of variable consideration which is included in the transaction price may be constrained and is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period.

Development milestones are assessed under the most likely amount method and are not constrained if it is probable that a significant revenue reversal will not occur. Milestone payments that are not within the Company’s control or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At the end of each reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue in the period of adjustment.

For revenue related to sales-based royalties received from licensees, including milestone payments based on the level of sales, where the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

The Company allocates the transaction price based on the estimated stand-alone selling price of each of the performance obligations. The Company must develop assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in a contract with a customer. The Company utilizes key assumptions to determine the stand-alone selling price for service obligations, which may include other comparable transactions, pricing considered in negotiating the transaction and the estimated costs. Additionally, in determining the standalone selling price for material rights, the Company may reference comparable transactions, clinical trial success probabilities, and develop estimates of option exercise likelihood. Any variable consideration is allocated specifically to one or more performance obligations in a contract when the terms of the variable consideration relate to the satisfaction of the performance obligation and the resulting amounts allocated are consistent with the amounts the Company would expect to receive for the satisfaction of each performance obligation.

The consideration allocated to each performance obligation is recognized as revenue when control is transferred for the related goods or services. For performance obligations which consist of licenses and other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

To the extent the Company's right to consideration is conditional, the Company records a contract asset. There were no contract assets as of December 31, 2025, 2024, and 2023.

To the extent the Company receives payments, including non-refundable payments, in excess of the recognized revenue, such excess is recorded as deferred revenue until it performs its obligations under these arrangements. There was no deferred revenue as of December 31, 2025, 2024, and 2023.

License and Service Receivable

License and service receivable as of December 31, 2024 represented the amount due from Almirall under the Almirall License Agreement. Amounts payable to the Company were recorded as license and service receivable when the Company's right to consideration was unconditional. To estimate an allowance for credit losses, the Company determined the allowance based on ongoing credit evaluation and the aging of such receivables, among other factors. There was no allowance for expected credit losses for the license and service receivable as of December 31, 2024. The license and service receivable was received in 2025. There was no license and service receivable as of December 31, 2025 and 2023.

Unbilled Receivable

Unbilled receivable as of December 31, 2024 represented the amount due from Almirall under the Almirall License Agreement which had not been billed as of December 31, 2024. Amounts payable to the Company were recorded as unbilled receivable when the Company's right to consideration was unconditional but the amount had not been billed. To estimate an allowance for credit losses, the Company determined the allowance based on ongoing credit evaluation and the aging of such receivables, among other factors. There was no allowance for expected credit losses for the unbilled receivable as of December 31, 2024. The unbilled receivable was billed and received in 2025. There was no unbilled receivable as of December 31, 2025 and 2023.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash and cash equivalents include holdings in checking and overnight sweep accounts. The Company’s cash equivalents, which are money market funds held in a sweep account, are measured at fair value on a recurring basis. As of December 31, 2025, 2024, and 2023 the balances of cash and cash equivalents were $4.8 million, $0.1 million and $1.1 million, respectively, which approximate fair value and were determined based upon Level 1 inputs. The sweep account is valued using quoted market prices with no valuation adjustments applied. Accordingly, these financial instruments are categorized as Level 1.

Marketable Securities

The Company classifies all investment instruments with an original maturity date, when purchased, in excess of three months but less than one year as current marketable securities. Marketable securities are classified as available-for-sale and are carried at fair value. The Company periodically assesses its portfolio of securities to determine whether to record any estimated allowances for credit losses in the statement of operations. This assessment includes considering whether the Company intends to sell a security, whether it is more likely than not that the Company will have to sell a security before recovery of its amortized cost, and whether a decline in a security’s fair value below its amortized cost is credit-related or non-credit-related. The Company records non-credit-related unrealized gains and losses on available-for-sale securities in accumulated other comprehensive income, which is a separate component of stockholders’ equity on its consolidated balance sheet. Gains or losses realized upon sales of available-for-sale securities are recorded in other income. The cost of securities sold is based on the specific identification method. To date, the Company has recorded no allowances for credit losses, and no realized gains or losses upon sales of securities. As of December 31, 2025, 2024 and 2023, all of the Company's marketable securities, which consisted of money market funds held in a sweep account, were included in cash and cash equivalents. There were no available-for-sale securities recorded in accumulated other comprehensive income in any period presented.

Restricted Cash

As of December 31, 2025, 2024, and 2023, restricted cash consisted of bank guarantees related to corporate facilities leases and credit card programs.

Concentrations of Credit Risk and Off-Balance Sheet Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash and cash equivalents. The Company invests any excess cash in money market funds, and the management of these investments is not discretionary on the part of the financial institution. Substantially all of the Company's cash and cash equivalents are held at Silicon Valley Bank ("SVB"), now part of First Citizens Bank, and the amounts frequently exceed federally insured limits. The Company is exposed to credit risk in the event of default by the financial institutions holding its cash and cash equivalents. If the Company is unable to access its cash and cash equivalents as needed, its financial position and ability to operate its business will be adversely affected.

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

Impairment of Long-Lived Assets

Property and equipment subject to depreciation are reviewed for impairment in accordance with ASC Topic 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds their fair value. The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of its long-lived assets may warrant revision or that the carrying value of these assets may be impaired. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in the use of the assets.

Evaluation of recoverability of the asset or asset group is based on an estimate of undiscounted future cash flows resulting from the use of the asset or asset group and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset or asset group, the assets are written down to their estimated fair value. The impairment loss would be based on the excess of the carrying value of the impaired asset over its fair value, determined based on discounted cash flows. As of each balance sheet date presented, none of the Company’s long-lived assets were impaired. The Company did not record any impairment losses during the years ended December 31, 2025, 2024, and 2023.

Legal and Other Contingencies

The Company accounts for its contingent liabilities in accordance with ASC Topic 450, “Contingencies”. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. For the years ended December 31, 2025, 2024, and 2023, the Company was not a party to any litigation that was reasonably possible to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows (see also Note 8, “License Agreement, Advances From Collaboration Partners, Legal and Other Contingencies”). Legal costs incurred in connection with loss contingencies are expensed as incurred.

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

The Company enters into arrangements with contract research organizations in connection with clinical trials. Such arrangements often provide for payment prior to commencing the project or based upon predetermined milestones throughout the period during which services are expected to be performed. As part of the process of preparing the Company’s financial statements, management is required to estimate prepaid and accrued clinical trial expenses. The date on which services commence, the level of services performed on or before a given date, and the cost of such services are often determined based on subjective judgments informed by the facts and circumstances known to management from the terms of the contract and the Company’s ongoing monitoring of service performance. The Company makes these judgments based upon the facts and circumstances known to management based on the terms of the contract and the Company’s ongoing monitoring of service performance.

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

Financial assets and liabilities are classified within the fair value hierarchy based on the lowest level of input that is significant to the fair value measurement. The authoritative guidance requires the use of observable market data if such data is available without undue cost and effort. When available, the Company uses unadjusted quoted market prices to measure fair value and classify such items within Level 1. If quoted market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based or independently-sourced market parameters, such as interest and currency rates and comparable transactions. Items valued using internally generated models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, items may be classified in Level 3 even though there may be inputs that are readily observable. If quoted market prices are not available, the valuation model used generally depends on the specific asset or liability being valued. The Company did not have any transfers of financial assets between Level 2 and 3 during the years ended December 31, 2025, 2024, and 2023.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”), which requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The Company recognizes compensation expenses for the value of its awards granted based on the straight-line method over the requisite service period of each of the awards or over the implicit service period when a performance condition affects the vesting, and it is considered probable that the performance condition will be achieved. The Company accounts for forfeitures as they occur.

The Company grants restricted stock awards (“RSAs”) to certain employees and directors as part of its long-term incentive compensation program. RSAs are measured at fair value on the grant date, which is determined based on the market price of the Company’s common stock on that date. The fair value of RSAs is recognized as compensation expense over the requisite service period, which is generally the vesting period, using the straight-line method. Unvested RSAs are subject to forfeiture upon termination of employment. The Company records RSAs as outstanding shares of common stock upon issuance. The Company accounts for forfeitures as they occur. The Company will repurchase the unvested shares upon termination of employment.

The Company determined the fair value of each stock option award at its grant date using an external valuation report for options awarded during the year ended December 31, 2025. During the years ended December 31, 2024, and 2023, the Company used its public trading share price. The Company determined the fair value of each restricted stock unit ("RSU") at its grant date using an external valuation report for RSUs awarded during the year ended December 31, 2025. During the years ended December 31, 2024 and 2023, the Company determined the fair value of each RSU at its grant date based on the closing market price of the Company’s common stock on that date.

Debt

The Company accounts for its debt instruments in accordance with ASC Topic 470, “Debt”. Debt is initially recognized at the principal amount borrowed, net of issuance costs and any applicable discounts or premiums. Debt issuance costs are recorded as a direct deduction from the carrying amount of the related debt liability and are amortized to interest expense using the effective interest method over the term of the underlying borrowing.

Interest expense includes stated interest, amortization of debt discounts and premiums, amortization of debt issuance costs, and, when applicable, imputed interest for debt where the stated interest is not representative of a market rate. The Company accounts for imputed interest in accordance with ASC Topic 835-30, “Interest—Imputation of Interest”.

The Company evaluates the features within its debt instruments to determine whether bifurcation and separate accounting are required under ASC Topic 815, “Derivatives and Hedging” ("ASC 815"). Embedded conversion features that are not required to be separately accounted for as derivatives are evaluated under applicable U.S. GAAP guidance to determine whether any beneficial conversion feature or other separate equity component should be recognized. Upon conversion, the carrying amount of the debt, including any unamortized discounts or premiums and issuance costs, is reclassified to equity in accordance with applicable accounting guidance. No gain or loss is recognized upon conversion unless required under specific circumstances prescribed by U.S. GAAP.

When warrants are issued in connection with debt financing arrangements, the Company evaluates the warrants under ASC Topic 480, “Distinguishing Liabilities from Equity”, and ASC 815 to determine whether the warrants should be classified as equity or as a liability. If classified as equity, the relative fair value of the warrants is recorded in additional paid-in capital, with a corresponding debt discount that is amortized to interest expense over the term of the related debt using the effective interest method. If classified as a liability, the warrants are recorded at fair value at issuance and remeasured at each reporting date, with changes in fair value recognized in the consolidated statement of operations. The Company uses the Black-Scholes pricing model or a Monte Carlo simulation model, depending on the applicable terms of the warrant agreement, to value the warrants at the issuance date and at subsequent measurement dates. The Company may also use third-party valuation experts to assist with the valuation of its warrants.

The Company evaluates amendments and modifications of debt arrangements to determine whether the changes represent a modification or an extinguishment in accordance with ASC Topic 470. If the terms of a debt instrument are substantially modified, the Company accounts for the transaction as an extinguishment of the original debt and recognition of new debt, with any difference between the reacquisition price and the net carrying amount of the extinguished debt recognized as a gain or loss in the consolidated statement of operations. If the modification is not considered substantial, fees paid to third parties are expensed as incurred, and fees paid to lenders are capitalized and amortized as an adjustment to interest expense over the remaining term of the modified debt.

Interest is accrued as incurred and included in accrued interest in the consolidated balance sheets.

Debt is classified as current or noncurrent based on the contractual maturity date as of the balance sheet date. The Company classifies debt as current if it is due within 12 months of the balance sheet date, unless the Company has the contractual right and intent to refinance the obligation on a long-term basis.

Certain debt arrangements may contain financial and operational covenants. The Company assesses compliance with such covenants as of each reporting period. If a covenant violation occurs and is not cured or waived prior to issuance of the consolidated financial statements, the related debt is classified as current unless a waiver is obtained that provides a grace period of at least 12 months from the balance sheet date.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes” (“ASC 740”), which prescribes the use of the asset and liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be recovered or settled. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value if it is more likely than not that a portion or all of the deferred tax assets will not be realized. The Company considers many factors when assessing the likelihood of future realization of deferred tax assets, including recent earnings results, expectations of future taxable income, carryforward periods available and other relevant factors. The Company records changes in the required valuation allowance in the period that the determination is made.

Based on ASC 740, a two-step approach is used to recognize and measure uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. As of December 31, 2025, 2024, and 2023, no liability for unrecognized tax positions has been recorded. Accordingly, no interest or penalties related to uncertain tax positions are recorded. The Company’s policy is to record any interest or penalties associated with unrecognized tax positions as a component of income tax expense.

Net Loss per Share, Basic and Diluted

Basic loss per share is computed by dividing the loss for the period applicable to ordinary shareholders by the weighted average number of shares of common stock and pre-funded warrants outstanding during the period. In computing diluted loss per share, weighted average shares used in computing basic earnings per share are adjusted to reflect the potential dilution that could occur upon the exercise of outstanding stock options and upon conversion of RSUs and warrants issued to investors and service providers using the “treasury stock method”.

Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease. Leases with a term greater than one year are recognized on the consolidated balance sheet as a right-of-use (“ROU”) asset and current and non-current lease liabilities, as applicable. The Company has made an accounting policy election, known as the short-term lease recognition exemption, which allows the Company to not recognize ROU assets and lease liabilities that arise from short-term leases (12 months or less). The Company has applied this election to all classes of underlying assets. The Company typically only includes an initial lease term in its assessment of a lease arrangement. Options to renew or options to cancel a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew or will not cancel, respectively. The Company monitors its material leases on a quarterly basis.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to provide enhanced segment disclosures. The standard requires disclosures about significant segment expenses and other segment items and identifying the Chief Operating Decision Maker ("CODM") and how they use the reported segment profitability measures to assess segment performance and allocate resources. These enhanced disclosures are required for all entities on an interim and annual basis, even if they have only a single reportable segment. The standard is effective for years beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024. The adoption of this standard during the year ended December 31, 2024 did not have a material impact on the Company’s consolidated financial results, but resulted in enhanced disclosures as included in Note 15, "Segments". The Company applied this standard retrospectively to all prior periods presented in the consolidated financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods were based on the significant segment expense categories identified and disclosed in the period of adoption.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to provide enhancements to annual income tax disclosures. The standard will require more detailed information in the rate reconciliation table and for income taxes paid, among other enhancements. The standard is effective for years beginning after December 15, 2024 and early adoption is permitted. The adoption of this standard during the year ended December 31, 2025 did not have a material impact on the Company's consolidated financial results, but resulted in enhanced disclosures as included in Note 12, "Income Taxes". The Company applied this standard on a retrospective basis.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Topic 220-40), which addresses the disaggregation of income statement expenses. This standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is evaluating this standard to determine if adoption will have a material impact on the Company’s consolidated financial statements.

Although the FASB has issued several other ASUs for which adoption dates are pending, the Company does not expect any of them to have any impacts on its consolidated financial statements.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2025	2024	2023
Research and development	$286	$—	$15
Insurance	138	65	147
Other	55	77	32
Totals	$479	$142	$194

4. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2025	2024	2023
Computers and software	$-	$-	$26
Office furniture and equipment	-	-	15
Laboratory equipment	-	-	215
Leasehold improvements	-	-	57
Total property and equipment, at cost	-	-	313
Less: Accumulated depreciation and amortization	-	-	(278)
Property and equipment, net	$-	$-	$35

Depreciation expense during the years ended December 31, 2025, 2024, and 2023 was zero, less than $0.1 million, and $0.1 million, respectively. During each of the years ended December 31, 2025 and 2024, the Company received proceeds of less than $0.1 million from the sale of property and equipment. During the year ended December 31, 2023, the Company received proceeds of $0.3 million from the sale of property and equipment.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2025	2024	2023
Research and development	$-	$153	$106
Payroll, bonus and other employee-related expenses	698	479	663
Professional services	563	565	314
Other	352	249	78
Total	$1,613	$1,446	$1,161

6. Leases

The Company's principal executive offices were previously located at 480 Arsenal Way, Watertown, Massachusetts, and consisted of approximately 9,000 square feet of office space under a lease which expired in February 2024, although the Company extended the lease for one additional month in March 2024.

The Company also previously leased office space in Ness Ziona, Israel, under a lease which commenced in April 2022 and was scheduled to expire in March 2024, but the Company extended the lease until June 2024.

Quantitative information regarding the Company's operating leases for the years ended December 31, 2025, 2024, and 2023 is as follows (operating lease costs in thousands):

	December 31,
	2025	2024	2023
Lease cost
Operating lease costs	$4	$190	$724
Other information:
Weighted-average remaining lease term (years)	-	-	0.23
Weighted-average discount rate	0.0%	5.3%	5.4%
Cash paid for amounts included in the measurement of lease liabilities, included in operating cash flows	$2	$193	$740

The weighted-average discount rate disclosed represents the average rate used to measure the Company’s lease liabilities as of the reporting dates, weighted based on the present value of the remaining lease payments associated with each lease.

The Company's remaining operating lease, which was for a copier, was cancelled in November 2025.

7. Debt

Hercules Term Loan

On September 30, 2021, the Company entered into the Hercules Loan Agreement with Hercules Capital, Inc., (“Hercules”).

The Hercules Loan Agreement provided for term loans in an aggregate principal amount of up to $30.0 million, comprised of (i) a tranche 1 advance of $12.5 million (the “Tranche 1 Advance”), (ii) a tranche 2 advance of $7.5 million (the “Tranche 2 Advance”) and (iii) a tranche 3 advance of $10.0 million (the “Tranche 3 Advance”) (collectively, the “Term Loan Advances”). The Tranche 1 Advance under the Hercules Term Loan Agreement was funded on September 30, 2021. The Tranche 2 Advance was to be available at the Company’s election until August 15, 2022, subject to the Company's achievement of certain milestone events relating to data from clinical trials. The Company did not meet the requirements for the Tranche 2 Advance, and such funding will, therefore, not be available to the Company. The Tranche 3 Advance was available subject to approval by the Hercules’ investment committee in its sole discretion up to April 1, 2023, and is also no longer available to the Company. The Hercules Loan Agreement included a prepayment charge and an end of term charge equal to 6.55% of the original principal amount (the "End of Term Charge").

As security for its obligations, the Company granted Hercules a continuing security interest in substantially all of the assets of the Company, subject to certain customary exceptions.

Any outstanding principal on the Term Loan Advances will accrue interest at a floating rate equal to the greater of (i) 9.50% per annum and (ii) the sum of 6.25% plus the prime rate, as published in The Wall Street Journal. As of December 31, 2025, 2024 and 2023, the interest rate was 13.00%, 13.75% and 14.75%, respectively.

On March 7, 2023, the Company entered into the first Hercules amendment (the "First Hercules Amendment") to repay $7.5 million of the $12.5 million in outstanding principal of the Hercules Term Loan, extend the interest only period until September 1, 2023, cancel the prepayment charge for the March principal repayment and any future early principal repayments, and reduce the minimum qualified cash balance plus qualified accounts payable amount from $10.0 million to $2.25 million, effective as of March 7, 2023. In accordance with the First Hercules Amendment, the Company was required to make principal payments on the outstanding balance of the Term Loan Advances beginning on September 1, 2023, in 20 equal monthly installments, plus interest. Any amounts outstanding under the Term Loan Advances, if not repaid sooner, were initially due and payable on April 1, 2025 (but this date was later extended). The First Hercules Amendment also waived the End of Term Charge for the March 7, 2023 principal repayment.

On May 19, 2023, the Hercules Loan Agreement was amended (the "Second Hercules Amendment") to modify the definition of “Excluded Accounts” under the minimum qualified cash balance covenant to exclude additional accounts from the collateral and related obligations and, on November 10, 2023, the Hercules Loan Agreement was amended (the "Third Hercules Amendment") to temporarily reduce the minimum qualified cash balance amount to $2.25 million for the period from November 15, 2023 through December 15, 2023, unless extended by the agent under the Hercules Loan Agreement in its sole discretion. After such period, the minimum level of qualified cash reverted to $2.25 million plus the amount of accounts payable that had not been paid within 180 days.

On December 15, 2023, the Company entered into the fourth Hercules amendment (the "Fourth Hercules Amendment”) to provide for a temporary reduction in the minimum qualified cash balance amount to $1.05 million for the period from December 15, 2023 through and including January 25, 2024, unless extended by Hercules in its sole discretion. After the expiration of such period, the minimum level of qualified cash reverted to $1.05 million plus the amount of accounts payable that had not been paid within 180 days. As a condition of effectiveness of the Fourth Hercules Amendment, the Company repaid $1.0 million of the outstanding principal, reducing the remaining outstanding principal of Term Loan Advances to $3.1 million. In accordance with the Fourth Amendment, the End of Term Charge was required to be paid on the earliest to occur of (i) April 1, 2025, (ii) the date the Company prepaid the outstanding secured obligations (other than any inchoate indemnity obligations and any other obligation which, by their terms, are to survive the termination of the Hercules Loan Agreement) in full or (iii) the date that the secured obligations became due by acceleration of the secured obligations during an event of default pursuant to the Hercules Loan Agreement. The End of Term Charge was waived for the December 15, 2023 principal repayment.

As the Hercules Loan Agreement was amended more than once in a twelve-month period through the Fourth Hercules Amendment, the debt terms that existed prior to the earliest amendment, i.e., the First Hercules Amendment, were included in the 10% test used to determine whether the impact of the amendments through the Fourth Hercules Amendment qualified as a modification or an extinguishment of debt, in accordance with ASC 470-50, Debt: Modifications and Extinguishments ("ASC 470-50"). The impact of the amendments through the Fourth Hercules Amendment was accounted for in its entirety as a debt modification under ASC 470-50, with partial debt extinguishments. The Company recognized a loss on debt extinguishment of $0.4 million related to the remaining unamortized debt discounts during the year ended December 31, 2023.

Domicilium Term Loan

On January 9, 2024, the Company entered into the fifth Hercules amendment (the “Fifth Hercules Amendment”) to bifurcate the remaining outstanding principal of the Tranche 1 Advance, which was $2.9 million, into a “Tranche 1A Advance”, for $0.9 million, and a “Tranche 1B Advance", for $2.0 million. On January 9, 2024, the Tranche 1B Advance was assigned to SD MF 4, LLC, a Delaware limited liability company ("Domicilium") and such assignment, (the “Assignment Transaction”). The Fifth Hercules Amendment provided that, following the Assignment Transaction, the Company was not required to comply with the financial covenant to maintain a minimum qualified cash balance under either the Tranche 1A Advance or the Tranche 1B Advance. The Fifth Amendment also provided for the ability to pay interest in-kind for the Tranche 1B Advance, deferral of principal payments under the Tranche 1B Advance, and a reduction in the End of Term Charge to $0.5 million upon consummation of the Assignment Transaction.

Debt Investment and Equity Issuance

In connection with the Fifth Hercules Amendment, and to effectuate the Assignment Transaction, on January 9, 2024, Domicilium entered into an Assignment and Assumption Agreement with Hercules, under which Hercules assigned to Domicilium the Tranche 1B Advance. The Tranche 1B Advance was considered to be the issuance of a new debt instrument to a different lender.

On January 9, 2024, the Company also entered into a securities purchase agreement (the “Domicilium Securities Purchase Agreement”) with Domicilium. Refer to Note 9, "Stockholders' Deficit", for further information on the Domicilium Securities Purchase Agreement.

As the Hercules Loan Agreement was amended more than once in a twelve-month period through the Fifth Hercules Amendment, the debt terms that existed prior to the earliest amendment, i.e., the First Hercules Amendment, were included in the 10% test used to determine whether the impact of the amendments through the Fifth Hercules Amendment qualified as a modification or an extinguishment of debt, in accordance with ASC 470-50. The impact of the amendments through the Fifth Hercules Amendment was accounted for as a modification and no gain was recorded. As a result of the Company's entry into the Fifth Hercules Amendment and the related debt investment and equity issuance, the Company accounted for the equity issuance as a discount to the debt, with the $0.9 million fair value of the equity issuance being amortized as interest expense through the life of the debt. During the years ended December 31, 2025 and 2024, $0.2 million and $0.7 million, respectively, related to the fair value of the equity issuance was amortized as interest expense.

On July 10, 2024, the Company entered into the sixth Hercules Amendment (the “Sixth Hercules Amendment”). As there were no changes to the cash flows of the original loans based on the changes made in the

Sixth Hercules Amendment, the terms were considered to not be substantially different and the Sixth Hercules Amendment was accounted for as a modification of debt, in accordance with ASC 470-50.

The Sixth Hercules Amendment provided for additional borrowings in an aggregate amount of $3.2 million (the “Domicilium Tranche 2 Advance”), which was provided in multiple borrowings between July 5, 2024 and July 15, 2024. The Domicilium Tranche 2 Advance principal and any accrued interest was to be repaid by the Company as described below pursuant to the Royalty and Revenue Sharing Agreement.

Additionally, Domicilium provided the Company with a bridge loan advance of $0.3 million on May 31, 2024. The bridge loan advance accrued interest at a floating rate equal to the greater of (i) 9.50% per annum and (ii) the sum of 6.25% plus the prime rate, as published in The Wall Street Journal. As of December 31, 2025, 2024 and 2023, the interest rate was 13.00%, 13.75% and 14.75%, respectively. The bridge loan advance contained repayment features which would have required the Company to pay Domicilium two or four times the amount of the bridge loan advance and which were determined to not be clearly and closely related to the bridge loan advance and to be a derivative under ASC 815, resulting in the required bifurcation from the bridge loan advance. The value of the repayment features was determined to be zero at issuance and at subsequent measurement dates, as the repayments were considered to not be probable. The bridge loan advance also contained a prepayment feature which was determined to be clearly and closely related to the bridge loan advance and did not require bifurcation.

Optional Conversion of Tranche 1A Advance and Tranche 1B Advance

If a qualified financing, as defined in the Sixth Hercules Amendment, of at least $7.0 million occurred prior to April 1, 2025, each of the Tranche 1A lenders and Tranche 1B lenders, as defined in the Sixth Hercules Amendment, had the option to convert all or part of the debt relating to such advance into fully paid and nonassessable shares of the Company stock issued in such qualified financing at the same price per share equal to the price per share paid by the other cash purchasers of the Company stock sold in the qualified financing. The optional conversion feature had no accounting impact, as the optional conversions if a qualified financing occurred would have been offered at the same price per share equal to the price per share paid by the other cash purchasers of the company stock sold in the qualified financing.

Mandatory Conversion of Bridge Loan Advance and Domicilium Tranche 2 Advance.

If a qualified financing occurred on or prior to April 1, 2025, then the mandatory conversion obligations (composed of all principal and interest accrued on the Bridge Loan Advance and Domicilium Tranche 2 Advance, but excluding $0.1 million of the Domicilium Tranche 2 Advance) shall automatically have converted into fully paid and nonassessable shares of the Company's common stock issued in such qualified financing at the same price per share paid by the other cash purchasers in the qualified financing. The mandatory conversion feature had no accounting impact, as the mandatory conversions if a qualified financing occurred would have been offered at the same price per share equal to the price per share paid by the other cash purchasers of the company stock sold in the qualified financing.

Royalty and Revenue Sharing Agreement

On July 10, 2024, as a condition of Domicilium’s entry into the Sixth Hercules Amendment and in consideration of the Domicilium Tranche 2 Advance, the borrowers and the Company entered into a Royalty and Revenue Sharing Agreement, as amended on March 2, 2026 (the “Royalty Agreement”) with Domicilium. Capitalized terms under this heading “Royalty and Revenue Sharing Agreement” not otherwise defined herein have the definitions ascribed to them in the Royalty Agreement.

Under the Royalty Agreement, the Company agreed to pay to Domicilium an amount equal to (i) (x) low-mid-double-digit percentage of the Development and Launch Milestone Payments for the several next occurring Development and Launch Milestone Events (as defined in the Almirall License Agreement), minus (y) the amounts required to be paid by the Company pursuant to certain vendors as defined in the Royalty Agreement, and (ii) (x) low-mid-double-digit percentage of (1) each subsequent Development and Launch Milestone Payment plus (2) any Priority Review Voucher Income (as defined in the Almirall License Agreement) realized by Eloxx, less (y) any amount of such Development and Launch Milestone Payments which are due to Harvard University pursuant to the Harvard License Agreement, provided the aggregate amount paid to Domicilium shall not exceed an amount in the mid-double-digit millions. Each Milestone Sharing Payment shall be applied as a repayment or prepayment, as applicable, of the Loans (as defined in the Amended Loan Agreement) (including all interest and fees thereon) owed to Domicilium, if any such Loans remain outstanding. On January 3, 2025, the Company paid

Domicilium $0.5 million related to Development and Launch Milestone Payments, in accordance with the terms of the Royalty Agreement, which was applied as a repayment.

The Royalty Agreement provides for an amount based on a percentage of the aggregate of (without duplication) the net sales, royalties and any other income or revenue realized by the Company solely related to or arising from the exaluren compound or any exaluren product, calculated in accordance with U.S. GAAP (collectively, the “exaluren Revenue”) (the “exaluren Revenue-Based Payment”). The exaluren Revenue-Based Payment with respect to each fiscal quarter shall be less than one percent of exaluren Revenue during the applicable fiscal quarter. Commencing on the ZKN-013 royalty commencement date, the Company promises to pay to Domicilium an amount based on a percentage of the aggregate of (without duplication) the net sales, royalties and any other income or revenue realized by the Company solely related to or arising from the ZKN-013 compound, calculated in accordance with U.S. GAAP (collectively, the “ZKN-013 Revenue”). The ZKN-013 revenue-based payment with respect to each fiscal quarter shall be less than one percent of ZKN-013 Revenue during the applicable fiscal quarter. The value of the royalty liability for the sales of future revenues was determined to be zero at issuance and at subsequent measurement dates, as royalty payments were considered to not be probable.

The Company's loan agreements contain customary affirmative and negative covenants which, among other things, require the Company to maintain at all times a minimum qualified cash balance plus qualified accounts payable (defined as invoices that have not been paid within 180 days from the invoice date) and limit the Company’s ability to (i) incur additional indebtedness, (ii) pay dividends or make certain distributions, (iii) dispose of its assets, grant liens or encumber its assets or (iv) fundamentally alter the nature of its business. These covenants, which are subject to a number of exceptions and qualifications, have been amended, as discussed above. In addition, as discussed above, the Fifth Amendment provided that, following the Assignment Transaction, the Company will not be required to comply with the financial covenant to maintain a minimum qualified cash balance under either the Tranche 1A Advance or the Tranche 1B Advance. The Company was in compliance with all debt covenants as of December 31, 2025.

The Company's loan agreements also contain customary events of default, including the Company’s failure to make any principal or interest payments when due, due to the occurrence of certain bankruptcy or insolvency events or a breach of the covenants. Upon the occurrence of an event of default, the lenders may, among other things, accelerate the Company’s obligations under the loan agreements.

2024 Bridge Loans

In December 2024, the Company entered into bridge loans with Domicilium for a total of $0.3 million. Interest on the bridge loans accrued at 3.0%. On January 3, 2025, the bridge loans were repaid by the Company, including accrued interest.

May 2025 Assignment of the Hercules Loan Agreement from Hercules to Domicilium

On May 12, 2025, Hercules resigned as agent under the Hercules Loan Agreement and assigned all of its rights, responsibilities, powers, privileges, duties and obligations in its capacity under the Hercules Loan Agreement to Domicilium.

2025 Bridge Loans

During the year ended December 31, 2025, the Company entered into a number of non-interest-bearing bridge loans with Domicilium for a total of $3.4 million, including a bridge loan for $0.5 million with Domicilium following Domicilium's repayment to Hercules of the End of Term Charge which was treated as a modification of the Tranche 1B Advance. The Company received $2.9 million in cash during the year ended December 31, 2025 from these bridge loans. The Company recorded interest expense of $0.2 million representing imputed interest for the non-interest-bearing bridge loans during the year ended December 31, 2025. The imputed interest of 13.75% was calculated using the sum of 6.25% plus the prime rate, as published in The Wall Street Journal. All of these bridge loans converted to pre-funded warrants to purchase shares of the Company's common stock in September 2025. The imputed interest related to the non-interest-bearing bridge loans was not converted and the Company recorded a gain on debt conversion of $0.2 million as part of the September 2025 exchange of outstanding debt during the year ended December 31, 2025.

September 2025 Exchange of Outstanding Debt

On September 25, 2025, upon the Coastlands First Tranche Closing and in accordance with an agreement regarding loan conversions dated as of September 25, 2025, Domicilium exchanged $8.5 million of the $9.5 million in its outstanding debt, comprised of outstanding principal and accrued interest under the Hercules Loan Agreement, as amended, and outstanding bridge loans, including the bridge loan for $0.5 million with Domicilium following Domicilium's repayment to Hercules of the End of Term Charge, in return for pre-funded warrants to purchase 17,341,986 shares of common stock of the Company at an exercise price of $0.01 per share, based on a conversion price of $0.49 per share of underlying common stock. No gain or loss was recorded as a result of the exchange. Domicilium has agreed to exchange the remaining $1.0 million of the Company's outstanding obligations under the Hercules Loan Agreement, as amended, in connection with the Coastlands Third Tranche Closing for shares of Company common stock and/or pre-funded warrants Provided the exchange of the remaining $1.0 million in its outstanding debt occurs, Domicilium agreed to waive any and all additional accrued and unpaid interest, which was less than $0.1 million as of December 31, 2025, related to the remaining $1.0 million. On February 20, 2026, the Coastlands Securities Purchase Agreement was amended, and, on February 26, 2026, the Coastlands Third Tranche Closing occurred. Refer to Note 16, "Subsequent Events", for additional information.

As of December 31, 2025, 2024, and 2023, the carrying value of the Company's debt consisted of $1.0 million, $6.7 million, and $3.9 million, respectively, less unamortized debt discounts as of December 31, 2025, 2024, and 2023 of zero, $0.2 million, and $0.1 million, respectively. The debt discounts are being amortized as interest expense through the life of the debt. Interest expense relating to the Company's debt for the years ended December 31, 2025, 2024 and 2023 was $1.0 million, $1.1 million and $1.2 million, respectively. Interest expense is calculated using the effective interest method and is inclusive of non-cash amortization of the debt discount.

The Company’s scheduled future principal payments for debt are as follows (in thousands):

December 31,
2025
2026	$1,000
Total future principal payments	1,000
Less: unamortized discount	—
Carrying value of debt	1,000
Less: current portion	(1,000)
Long-term portion	$-

8. License Agreement, Advances From Collaboration Partners, Legal, and Other Contingencies

Almirall License Agreement and License and Service Revenue

On March 11, 2024, the Company entered into the Almirall License Agreement with Almirall. Under the terms of the Almirall License Agreement, Almirall obtained global rights to develop and commercialize ZKN-013 for the potential treatment of rare dermatological and other diseases associated with nonsense mutations.

The Company determined that the Almirall License Agreement consisted of one combined performance obligation for licenses, research and development program activities, governance activities, and a manufacturing technology transfer. In addition, the Almirall License Agreement contains an option that requires the Company to provide further R&D services to Almirall. The Company evaluated the option to continue the R&D services and concluded that the option did not represent a material right, as it was deemed to be for additional R&D services that are at their standalone selling price.

Under the Almirall License Agreement, the Company received an upfront payment of $3.0 million and is eligible to receive additional payments throughout the potential development phases, including development and sales milestones of up to approximately $470.0 million and tiered royalties based on any potential future global sales. The achievement and timing of the milestones depend on the success of development, approval and sales progress, if any, of commercial products developed through the collaboration in the future.

The Almirall License Agreement is in full force and effect on a licensed product-by-product and country-by-country basis until the expiration of the royalty term for all licensed products. The Company estimated a total transaction price of $3.1 million, consisting of the fixed upfront payment and the manufacturing technology transfer. Upon execution of the Almirall License Agreement, contingent and variable consideration consisting of development milestones were constrained and excluded from the transaction price given the significant uncertainty of achievement of the development milestones. For the Almirall License Agreement, the Company utilized the most likely amount method to estimate the amount expected to be received.

The Company allocated the transaction price entirely to the single bundled performance obligation and recognized the transaction price over the expected term the research and development activities were provided. The Company believed the performance obligation was satisfied over the course of its performance of the research and development activities under the Almirall License Agreement and, depicting its performance in satisfaction of the performance obligation, it used an input method based on costs incurred as a percentage of total expected costs as a measure of progress towards completion of the performance obligation. As the performance obligation was completed during the year ended December 31, 2024, all of the revenue was recognized during the year ended December 31, 2024. During the year ended December 31, 2024, the Company recorded $6.4 million in license and service revenue from the Almirall License Agreement, of which $3.0 million related to the achievement of a development milestone.

In March 2025, Almirall informed the Company of its decision to not exercise the option for continued research and development services under the Almirall License Agreement, as permitted within the Almirall License Agreement, thereby relieving the Company of its remaining responsibilities under the Almirall License Agreement. The Company remains eligible to receive additional payments throughout the potential development phases, including development and sales milestones of up to approximately $470.0 million and tiered royalties based on any potential future global sales.

Cystic Fibrosis Foundation

During 2019, the Company received a funding award (the “2019 CFF Award”) from the Cystic Fibrosis Foundation (“CFF”) for up to $3.6 million and entered into an agreement relating to the award, which agreement was amended in December 2020 and March 2022. Payment of award amounts were subject to the achievement of certain milestones in connection with the Company’s global cystic fibrosis development program. The Company will be required to repay amounts received from the CFF (or specified multiples of such amounts) in certain circumstances, including as royalties on net sales, and, in the event of a disposition of the underlying asset (as defined in the agreement), in which case the Company would be obliged to use up to 5% of the amounts received from the disposition to repay up to three times the award amount. The funding provided to the Company was accounted for as an advance from a collaboration partner within the scope of ASC Topic 730, “Research and Development.”

In March 2022, the Company entered into an agreement with the CFF to amend the 2019 CFF Award to provide for up to an additional $15.9 million to fund the ongoing global Phase 2 clinical development of exaluren in cystic fibrosis (the “2022 CFF Amendment”). In July 2023, the Company received a final closeout milestone payment of $0.2 million and the remaining $7.4 million of the award under the 2022 CFF Amendment will not be available to the Company under the development program. As of December 31, 2025, 2024, and 2023, the Company had received cumulative total payments of $12.1 million related to the 2019 CFF Award, which are recorded as Advances from collaboration partners in the accompanying consolidated financial statements. In September 2022, the CFF determined not to continue funding this program.

In October 2025, the Company entered into an agreement with the CFF to amend the 2019 CFF Award (the “2025 CFF Amendment”), which reduced the royalty rate to less than one percent in exchange for a payment by the Company to CFF of $0.3 million. The Company accounted for this payment as a debt discount at December 31, 2025 and will amortize the amount over a ten-year period. Upon the successful commercialization of exaluren or any derivative products thereof, the Company will pay the CFF royalties based on future sales.

Prior to October 2025, the 2019 CFF Agreement included an embedded derivative arising from a provision that, upon the occurrence of a change of control or sale or license of funded assets (each a disposition event), the Company would be required to pay the CFF 10% of the consideration received for the disposition event up to three times the amount of funds received from the CFF under the 2022 CFF Agreement. The 2025 CFF Amendment terminated this requirement. With the termination of the embedded derivative-related terms under the 2025 CFF Amendment, the value of the embedded derivative was zero as of December 31, 2025.

In May 2021, the Company received an additional award from the CFF (the “2021 CFF Award”) for up to $2.6 million to help identify optimized oral RMAs for further development in the treatment of cystic fibrosis patients with nonsense mutations. Payment of award amounts are subject to the achievement of certain milestones in connection with the Company’s oral RMA cystic fibrosis development program. The Company was to be required to repay amounts received from the CFF (or specified multiples of such amounts) in certain circumstances, including as royalties on net sales (with royalties capped at eight times the award amount received, the "Royalty Cap"), and, in the event of a disposition of the underlying asset. The funding provided to the Company is accounted for as an advance from a collaboration partner within the scope of ASC Topic 730, “Research and Development.” In August

2023, the Company modified the agreement to, among other things, redefine certain milestone goals and marginally increase the low double-digit percentage license disposition payment. During the year ended December 31, 2025, the Company received no milestone payments. During the years ended December 31, 2024 and 2023, the Company received milestone payments of $0.4 million and $0.2 million, respectively.

As of December 31, 2025, 2024, and 2023, the Company had received cumulative total payments of $1.2 million, $1.2 million, and $0.9 million, respectively, under this award, which were recorded as Advances from collaboration partners in the accompanying consolidated financial statements for the years ended December 31, 2025, 2024, and 2023. In October 2025, the 2025 CFF Amendment amended the 2021 CFF Award to terminate the 2021 CFF Award with no further funding to be received by the Company under the agreement and no royalties to be paid by the Company. Upon termination of the 2021 CFF Award in October 2025, the Company recognized the $1.2 million previously received under the award as Other income during the year ended December 31, 2025. Prior to the October 2025 amendment of the 2021 Award, it included an embedded derivative arising from a provision that upon the occurrence of a change of control or sale or license of funded assets, as described above. The 2025 CFF Amendment terminated this requirement. With the termination of the embedded derivative-related terms under the 2025 CFF Amendment, the value of the embedded derivative was zero as of December 31, 2025.

The Company estimated the fair value of the embedded derivatives, or derivative liabilities, to be zero, $0.1 million, and $0.1 million as of December 31, 2025, 2024, and 2023, respectively, and has recognized this amount on the consolidated balance sheets as derivative liabilities, with the corresponding change in value recognized as the change in fair value of derivative liabilities in other (income) expense, net, in the consolidated statements of operations. During the years ended December 31, 2025, 2024, and 2023, the Company recognized a gain of $0.1 million, zero, and $0.1 million loss, respectively due to the change in fair value of derivative liabilities. With the termination of the embedded derivative related terms under the 2025 CFF Amendment, the value of the embedded derivatives was zero as of December 31, 2025.

Royalty Commitments to the IIA

To date, the Company has received research and development grants from the Israel Innovation Authority (the “IIA”) totaling $2.6 million. No grants were received for the years ended December 31, 2025, 2024, and 2023.

Under the research and development agreements with the IIA and pursuant to applicable law, the Company is required to pay royalties at a low single-digit percentage on sales to end customers of product candidates developed with funds provided by the IIA, up to an amount equal to 100% of the IIA research and development grants received, plus interest. If the Company does not generate sales of product candidates developed with funds provided by the IIA, the Company is not obligated to pay royalties or repay the grants.

As of December 31, 2025, the Company has not commenced the payment obligation of the royalties and has a contingent obligation with respect to royalty-bearing participation received or accrued amounting to $2.8 million, including accrued interest.

Research and License Agreement with Technion Research and Development Foundation Ltd. ("TRDF")

On August 29, 2013, the Company entered into the Research and License Agreement (the "Technion Agreement") with Technion Research and Development Foundation Ltd. ("TRDF"), which was further amended and supplemented to reflect, among other things, the assignment of patents and extension of research periods, with respect to certain technology relating to aminoglycosides and the redesign of aminoglycosides for the treatment of human genetic diseases caused by premature stop mutations and further results of the research of the technology, in order to develop and commercialize products based on such technology. Under the Technion Agreement, TRDF is obligated to provide the Company with research services for an estimated annual payment of $0.1 million, the precise amount to be agreed by the parties prior to the beginning of each year of the research period. During the years ended December 31, 2025, 2024, and 2023, no expenses were incurred. As of December 31, 2025, 2024 and 2023, no amounts were recorded in accrued expenses.

In addition, TRDF granted the Company a license to use, market, sell or sub-license the rights of the product developed under the TRDF research results (the “Licensed Product”), as fully defined in the Technion Agreement, for the following considerations: (i) aggregate milestone payments up to total consideration of $6.5 million, to be transferred upon meeting certain milestones as defined in the Technion Agreement; (ii) certain royalties in the low- to mid-single-digit percentage of net sales (subject to change in the case of (a) sublicensing to a big pharmaceutical or biotechnology company, or (b) payment of royalties to third parties, or (c) commercialization by a third party of an authorized generic to a licensed product), for a period until the later of the expiration of a valid claim on the

Licensed Product in each country the Licensed Product is sold to or a certain amount of years from the date of the first commercial sale of the Licensed Product in such country; and (iii) a low- to mid-double-digit percentage of any non-royalty sub-license income received by the Company from a sub-licensed entity. The Company made no milestone or royalty payments to the TRDF during the years ended December 31, 2025, 2024, and 2023.

License Agreement between Zikani and President and Fellows of Harvard College ("Harvard")

On February 10, 2015, Zikani entered into an agreement with the President and Fellows of Harvard to license certain patent rights owned by Harvard. This license agreement was subsequently amended and restated on March 31, 2020 and further amended on July 17, 2024 (the "Harvard Agreement"). Under the Harvard Agreement, Harvard is entitled to receive clinical and regulatory milestone payments totaling up to $3.6 million in the aggregate per licensed product approved in the United States, European Union, and Japan. The Company is also obligated to make additional royalty payments to Harvard upon the occurrence of certain sales milestones per licensed product up to a mid-single digit royalty percentage. The royalty percentage depends on the product and whether such licensed product is covered by a valid claim within the certain patent rights that the Company licenses from Harvard. The Company is also obligated to make tiered non-royalty sublicense income payments of mid-single digit to low double-digit amounts of any sublicense income. Additionally, the Company is obligated to pay Harvard a percentage of income associated with transferring a priority review voucher from the FDA.

Almirall has agreed to assume responsibility for the payment and performance obligations under the Harvard Agreement as sublicensee which ultimately depends on Almirall’s development and commercialization of ZKN-013.

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

In addition to the license agreement, the Company also reimburses Harvard for certain costs related to the maintenance and further development of patents developed through the founding stockholder's research. During the years ended December 31, 2025, 2024, and 2023, the Company incurred less than $0.1 million of patent expenses due to Harvard.

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

The Company accounts for contingent liabilities in accordance with ASC Topic 450, “Contingencies”. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of December 31, 2025, 2024, and 2023, the Company was not a party to any litigation that is reasonably possible to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows. Legal costs incurred in connection with loss contingencies are expensed as incurred.

9. Stockholders’ Deficit

As of December 31, 2025, the Company had 500,000,000 shares authorized of common stock, $0.01 par value, of which 4,790,239 shares were outstanding and 5,000,000 shares authorized of preferred stock, $0.01 par value, of which no shares were issued or outstanding.

2023 Registered Direct Offering

In September 2023, the Company entered into a securities purchase agreement (the “September 2023 Purchase Agreement”) pursuant to which it sold (i) 305,590 registered shares of its common stock, (ii) pre-funded common stock purchase warrants (the “September 2023 Pre-Funded Warrants”) to purchase up to 75,000 shares of common stock, at an exercise price of $0.001 per share, and (iii) warrants (the "September 2023 Warrants") to purchase up to 380,590 shares of common stock, at an exercise price of $5.13 per share, in a private placement, for total gross proceeds of $2.0 million (the “September 2023 Registered Direct Offering”). The September 2023 Registered Direct Offering closed on September 20, 2023. The September 2023 Pre-Funded Warrants became exercisable upon issuance and were exercisable until exercised in full. The September 2023 Pre-Funded Warrants were fully exercised on November 6, 2023. The September 2023 Warrants became exercisable upon issuance and expire 5.5 years after the date of issuance. In connection with the September 2023 Registered Direct Offering, the Company also granted warrants to the placement agent ("September 2023 Placement Agent Warrants") to purchase a total of 22,835 shares of common stock that have an exercise price per share equal to $6.5688 and a term of five years.

The September 2023 Warrants are classified as liabilities within Level 3 due to certain early settlement provisions that preclude them from equity classification due to not being considered indexed to the Company’s own stock since such an input could result in a settlement amount that is greater than the settlement amount of a fixed-for-fixed option on the Company’s equity shares. The value of the September 2023 Warrants was initially determined to be $1.9 million, calculated using a Monte Carlo simulation on September 20, 2023 with the following assumptions: volatility of 139%, stock price of $5.40, risk-free rate of 4.7%, and a term of 3.0 years.

The September 2023 Placement Agent Warrants were issued for services performed by the placement agent as part of the September 2023 Registered Direct Offering and were accounted for as offering costs. The September 2023 Placement Agent Warrants are classified as liabilities within Level 3 due to certain early settlement provisions that preclude them from equity classification due to not being considered indexed to the Company’s own stock since such an input could result in a settlement amount that is greater than the settlement amount of a fixed-for-fixed option on the Company’s equity shares. The value of the September 2023 Placement Agent Warrants was initially determined to be $0.1 million, calculated using a Monte Carlo simulation on September 20, 2023 with the following assumptions: volatility of 139%, stock price of $5.40, risk-free rate of 4.7%, and a term of 3.0 years.

In addition to the value of the September 2023 Placement Agent Warrants, the Company incurred additional offering costs totaling $0.3 million that consisted of placement agent fees and direct incremental legal, advisory, accounting and filing fees relating to the September 2023 Registered Direct Offering, resulting in net cash proceeds of $1.7 million. As the value of the September 2023 Warrants exceeded the net proceeds received, the entire proceeds were allocated to the September 2023 Warrants liability, resulting in a loss on issuance of common stock of $0.2 million, which was recorded in other expense (income) in the consolidated statements of operations for the year ended December 31, 2023.

Refer to Note 15, "Recurring Fair Value Measurements", for discussion of the subsequent measurement of the September 2023 Warrants and the September 2023 Placement Agent Warrants.

2024 Equity Issuance to Domicilium

On January 9, 2024, in connection with the Fifth Hercules Amendment as described in Note 7, "Debt", the Company also entered into the Domicilium Securities Purchase Agreement with Domicilium. The Domicilium Securities Purchase Agreement provided for the issuance by the Company of: (i) 157,138 shares of the Company’s common stock, $0.01 par value per share; (ii) a pre-funded warrant (the “January 2024 Pre-Funded Warrant”) to purchase up to 471,508 shares of common stock; and (iii) a common stock warrant (the “January 2024 Common Stock Warrant” and, together with the January 2024 Pre-Funded Warrant, the “January 2024 Warrants”) to purchase up to 150,000 shares of common stock.

The shares and the January 2024 Warrants (the “Equity Issuance”) were issued on a combined basis in consideration for Domicilium’s assumption of the Tranche 1B Advance. The exercise price of the January 2024 Pre-Funded Warrant is $0.01 per underlying share. The exercise price of the January 2024 Common Stock Warrant is $1.18 per underlying share. The Company did not receive any proceeds in connection with the Equity Issuance. The shares and the January 2024 Warrants (and the shares of common stock issuable upon the exercise of the January 2024 Warrants) were not offered and sold pursuant to a registration statement and were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506(b) promulgated thereunder.

The January 2024 Pre-Funded Warrant is immediately exercisable and may be exercised at any time until it is exercised in full, subject to the Beneficial Ownership Limitation (as described below). The January 2024 Common Stock Warrant is immediately exercisable, subject to the Beneficial Ownership Limitation, and will expire five years following the date of issuance. The January 2024 Warrants contain standard adjustments to the exercise price including for stock splits, stock dividends and pro rata distributions. The January 2024 Warrants also include certain rights upon “fundamental transactions” (as described in the Warrants), including the right of the holders thereof to receive from the Company or a successor entity the same type or form of consideration (and in the same proportion) that is being offered and paid to the holders of common stock in such fundamental transaction.

The January 2024 Warrants include cashless exercise rights to the extent the shares of common stock underlying the January 2024 Warrants are not registered under the Securities Act.

Under the terms of the January 2024 Warrants, a holder will not be entitled to exercise any portion of any such warrant, if, upon giving effect to such exercise, the aggregate number of shares of common stock beneficially owned by the holder (together with its affiliates, any other persons acting as a group together with the holder or any of the holder’s affiliates) would exceed 4.9% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such warrant, which percentage may be increased or decreased at the holder’s election upon 61 days’ notice to the Company subject to the terms of such warrants, provided that such percentage may in no event exceed 9.9% of the number of shares of common stock outstanding immediately after giving effect to the exercise (the “Beneficial Ownership Limitation”).

The January 2024 Warrants are classified as equity. The value of the January 2024 Warrants was initially determined to be $0.7 million, calculated using the Black-Scholes model on January 9, 2024 with the following assumptions under two scenarios: volatility of 134.0% and 152.0%, stock price of $1.14, risk-free rate of 4.0% and 4.2%, and a term of 2.73 and 5.01 years. The two scenarios were to stay public, which had a 95.0% probability, and a fundamental transaction, which had a 5.0% probability.

On July 10, 2024, the Domicilium Securities Purchase Agreement was amended to provide Domicilium with certain anti-dilution rights in the event of a qualifying dilutive issuance, as defined in the amended Domicilium Securities Purchase Agreement made by the Company within 15 months of July 10, 2024.

2025 Equity Issuance to Coastlands

On August 20, 2025, the Company entered into the Coastlands Securities Purchase Agreement with Coastlands. Upon the terms and subject to the conditions of the Coastlands Securities Purchase Agreement, the Company agreed to issue to Coastlands, and Coastlands agreed to purchase, severally and not jointly, an aggregate of up to $20.0 million of shares of the Company's common stock, par value $0.01 per share, and/or pre-funded warrants to purchase shares of common stock of the Company, in each case pursuant to the Coastlands Securities Purchase Agreement. To induce Coastlands to enter into the Coastlands Securities Purchase Agreement, the Company agreed to provide certain registration rights under the U.S. Securities Act of 1933, as amended, and the rules and regulations thereunder, or any similar successor statute, and applicable state securities laws. Subject to the satisfaction or waiver of the conditions set forth in the Coastlands Securities Purchase Agreement, the closing of the purchase and sale of the securities are expected to occur in one or more closings. The Initial Coastlands Closing for an aggregate amount of $1.0 million of securities occurred on August 15, 2025, with the securities being a pre-funded warrant to purchase up to 2,040,816 shares of the Company’s common stock at an exercise price of $0.01 per share, based on a purchase price of $0.49 per share of underlying common stock. Following the Initial Coastlands Closing, at any time prior to December 31, 2025, the Company may sell on the same terms and conditions as those contained in the Coastlands Securities Purchase Agreement, up to $20.0 million of securities, in the aggregate, at all closings, including such amounts raised at the Initial Coastlands Closing, $15.0 million of which shall be allocated to Coastlands. Up to $5.0 million shall be allocated to Domicilium or an affiliate thereof, provided, that, (i) Domicilium may only participate in a subsequent closing after Coastlands has purchased at least $5.0 million of securities, (ii) once Domicilium is eligible to participate in a subsequent closing, Domicilium may only participate in a subsequent closing that Coastlands also participates in, and (iii) the aggregate purchase amount for Domicilium in any subsequent closing shall not exceed one-half of Coastlands’ aggregate purchase amount for the same subsequent closing.

On September 25, 2025 and December 11, 2025, the Coastlands Securities Purchase Agreement was amended. Per the amended Coastlands securities agreement, following the Initial Coastlands Closing of $1.0 million of securities, which occurred on August 15, 2025, at any time prior to February 20, 2026, the Company may sell, on the same terms and conditions as those contained in the amended Coastlands Securities Purchase Agreement, up to $20.0 million of securities for cash consideration (the “New Money Investment”) and up to $9.5 million of securities in consideration of the conversion of obligations under the Hercules loan agreement, as amended. In the aggregate, at all Closings, $15.0 million of the New Money Investment shall be allocated to Coastlands. Up to $5.0 million of the New Money Investment shall be allocated to Domicilium or an affiliate thereof, provided that Domicilium shall only be entitled to the allocation if all obligations under the Hercules Loan Agreement, as amended, have been converted in full. The subsequent closing in which Coastlands purchases securities resulting in receipt by the Company of proceeds of not less than $5.0 million in the aggregate (including proceeds received in the Initial Coastlands Closing), which occurred on September 25, 2025, was referred to as the “Coastlands First Tranche Closing”, with the additional amount being $4.0 million and the additional securities being a pre-funded warrant to purchase up to 8,163,265 shares of the Company’s common stock at an exercise price of $0.01 per share, based on a purchase price of $0.49 per share of underlying common stock. The subsequent closing in which Coastlands purchases securities resulting in receipt by the Company of proceeds of not less than $10.0 million in the aggregate (including proceeds received in the Initial Coastlands Closing and the Coastlands First Tranche Closing), which occurred on December 12, 2025, was referred to as the “Coastlands Second Tranche Closing”, with the additional amount being $5.0 million and the additional securities being a pre-funded warrant to purchase up to 10,204,081 shares of the Company’s common stock at an exercise price of $0.01 per share, based on a purchase price of $0.49 per share of underlying common stock. The subsequent closing in which Coastlands purchases securities resulting in receipt by the Company of proceeds of not less than $15.0 million in the aggregate (including proceeds received in the Initial Coastlands Closing, the Coastlands First Tranche Closing and the Coastlands Second Tranche Closing) shall be referred to as the “Coastlands Third Tranche Closing.” The Coastlands Third Tranche Closing was at the sole discretion of Coastlands, provided it occurred no later than February 20, 2026. At the Coastlands Third Tranche Closing, the Board shall be reconstituted as mutually agreed upon by the Company, Coastlands and Domicilium, provided that the Board has at least three members, who shall be the CEO of the Company, one representative of or designated by Coastlands and one representative of Domicilium.

On September 25, 2025, upon the Coastlands First Tranche Closing and in accordance with an agreement regarding loan conversions dated as of September 25, 2025, Domicilium exchanged $8.5 million of the $9.5 million in its outstanding debt, comprised of outstanding principal and accrued interest under the Hercules Loan Agreement, as amended, and outstanding bridge loans, in return for pre-funded warrants to purchase 17,341,986 shares of common stock of the Company at an exercise price of $0.01 per share, based on a conversion price of $0.49 per share of underlying common stock. No gain or loss was recorded as a result of the exchange. Domicilium has agreed to exchange the remaining $1.0 million of the Company's outstanding obligations under the Hercules Loan Agreement, as amended, in connection with the Coastlands Third Tranche Closing for shares of our common stock and/or pre-funded warrants provided the updates to the Board have occurred. Provided the exchange of the remaining $1.0 million in its outstanding debt occurs, Domicilium agreed to waive any and all additional accrued and unpaid interest, which was less than $0.1 million as of December 31, 2025, related to the remaining $1.0 million.

On February 20, 2026, the Coastlands Securities Purchase Agreement was amended, and, on February 26, 2026, the Coastlands Third Tranche Closing occurred. Refer to Note 16, "Subsequent Events", for additional information.

On March 12, 2026, the Company received $2.0 million from Domicilium. Refer to Note 16, "Subsequent Events", for additional information.

ATM Program

On May 24, 2023, the Company entered into a Sales Agreement (the “Oppenheimer Sales Agreement”) with Oppenheimer & Co. Inc. (“Oppenheimer”) pursuant to which the Company may, subject to the offering limits of General Instruction I.B.6 to Form S-3 (as applicable), offer and sell shares of its common stock (the “ATM Shares”), having aggregate gross sales proceeds of up to $50.0 million, from time to time, through an “at the market offering” program (the "ATM Program") under which Oppenheimer will act as sales agent. The shares of Common Stock that may be sold pursuant to the Oppenheimer Sales Agreement will be issued pursuant to the Company’s shelf registration statement on Form S-3. As of May 24, 2023, the date of the Company’s prospectus supplement relating to the sale of common stock under the ATM Program, the Company may only offer and sell shares of its Common Stock having an aggregate offering price of up to $6.5 million pursuant to the Oppenheimer Sales Agreement.

The Company agreed to pay Oppenheimer a commission for up to 3.0% of the gross sales proceeds of any shares of Common Stock sold through Oppenheimer under the Oppenheimer Sales Agreement and also provided Oppenheimer with customary indemnification and contribution rights. The Oppenheimer Sales Agreement may be terminated at any time by either party upon prior written notice to the other party.

The Company is not obligated to make any sales of Shares under the Oppenheimer Sales Agreement. The offering of Shares pursuant to the Oppenheimer Sales Agreement will terminate upon the earlier of (i) the sale of all Common Stock subject to the Oppenheimer Sales Agreement or (ii) termination of the Oppenheimer Sales Agreement in accordance with its terms. During the year ended December 31, 2023, the Company sold 596,444 shares of common stock through the ATM Program, for gross proceeds of $3.5 million, or a weighted average share price of $5.87 per share. The Company recognized issuance costs of $0.3 million during the year ended December 31, 2023 related to the ATM Program, which were accounted for as a reduction of proceeds. There were no ATM Program sales during the years ended December 31, 2025 and 2024.

Warrants

As of December 31, 2025, 2024, and 2023, outstanding and exercisable warrants consisted of the following:

	Issuance Date	Term (years)	Exercise Price	Warrants Outstanding and Exercisable at December 31, 2023	Warrants Outstanding and Exercisable at December 31, 2024	Warrants Outstanding and Exercisable at December 31, 2025		Contractual life remaining (years)
SVB Warrants	January 20, 2019	10	$440.80	1,021	1,021	1,021		2.08
September 2023 Warrants	September 20, 2023	5.5	$5.13	380,590	380,590	380,590		3.22
September 2023 Placement Agent Warrants	September 20, 2023	5	$6.5688	22,835	22,835	22,835		2.72
January 2024 Common Stock Warrant	January 9, 2024	5	$1.18	-	150,000	150,000		3.02
January 2024 Pre-Funded Warrant	January 9, 2024	Perpetual	$0.01	-	471,508	471,508	*
August 2025 Pre-Funded Warrant	August 20, 2025	Perpetual	$0.01	-	-	2,040,816	*
September 2025 Pre-Funded Warrant	September 25, 2025	Perpetual	$0.01	-	-	25,505,251	*
December 2025 Pre-Funded Warrant	December 12, 2025	Perpetual	$0.01	-	-	10,204,081	*
Warrants outstanding				404,446	1,025,954	38,776,102
	Weighted Average Strike Price		$0.06		Weighted Average Remaining Life (years)			3.14

* Indicates the perpetual warrants that are excluded from the weighted average remaining contractual life (years) calculation.

10. Stock-Based Compensation

Stock Incentive Plans

On March 12, 2018, the Board adopted the 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan became effective on April 20, 2018 upon approval by the stockholders of the Company with the outstanding options and shares available for future grant under any prior plans being assumed by the 2018 Plan. During September 2025, the Board of Directors approved to reset the number of shares of common stock reserved under the 2018 Plan to be 20,000,000 shares. As of December 31, 2025, there were 9,162,042 shares remaining and available for issuance under the 2018 Plan.

Stock options granted have a ten-year contractual life and, upon termination of service, vested options are generally exercisable between one and three months following the termination date, while unvested options are forfeited immediately.

Summary of Stock Option Activity

Transactions during the year ended December 31, 2025 related to stock options granted to employees and directors were as follows:

	Shares	Weighted average exercise price per Share	Weighted average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Options outstanding as of December 31, 2024	301,535	$32.05	7.09	-
Granted	9,838,008	0.16	-	833
Exercised	(200,739)	0.0001	-	-
Forfeited	(4,160)	0.0001	-	-
Options outstanding as of December 31, 2025	9,934,644	$1.09	9.62	$893
Options exercisable at December 31, 2025	6,486,821	$1.62	9.57	$567

On March 25, 2024 and October 16, 2024, the Board approved two separate stock option repricings. Pursuant to the March 25, 2024 repricing, the exercise price of each relevant option was amended to reduce the exercise price to $0.90, the closing price per share of the Company’s common stock on that date. Pursuant to the October 16, 2024 repricing, the exercise price of each relevant option was amended to reduce the exercise price to $0.0001, the closing price per share of the Company’s common stock on that date. The relevant options for each repricing were all outstanding eligible stock options granted under the 2018 Plan. As a result of the repricings, the Company recorded an incremental stock compensation charge of less than $0.1 million during the year ended December 31, 2024.

The weighted average grant date fair values of stock options granted was $0.09 and $3.13 during the years ended December 31, 2025 and 2023, respectively. No stock options were granted during the year ended December 31, 2024. The fair value of shares vested during the year ended December 31, 2025 was $0.08. The fair value of shares exercised during the year ended December 31, 2025 was $0.0001.

As of December 31, 2025, the unrecognized compensation cost related to the outstanding options was $0.9 million, which is expected to be recognized over a weighted-average period of 2.70 years.

The following table presents the assumptions used to estimate the fair values of stock options granted in the periods presented:

	2025	2023
Dividend yield	0%	0%
Volatility	63.65% - 63.92%	79.1% - 86.95%
Risk-free interest rate	3.68% - 3.74%	3.53% - 4.36%
Expected term (years)	5.7	6
Exercise Price	$0.15-$0.24	$4.27-$4.63

Summary of RSU Activity

Transactions during the year ended December 31, 2025 related to RSUs were as follows:

	Shares	Weighted average grant date fair value per share
Unvested at December 31, 2024	118,500	$0.0001
Granted	1,000,000	0.1500
Vested	(1,055,250)	0.1300
Cancelled	(15,750)	0.0001
Unvested at December 31, 2025	47,500	$0.0001

The RSUs granted during the year ended December 31, 2025 vested 100% immediately, for which the Company recognized $150,000 of stock-based compensation expense. The fair value of restricted stock units vested during the year ended December 31, 2025 was $0.15. As of December 31, 2025, there was no unrecognized compensation cost related to the RSUs.

Summary of RSA Activity

Transactions during the year ended December 31, 2025 related to RSAs were as follows:

	Shares	Weighted average grant date fair value per share
Unvested at December 31, 2024	230,000	$0.0001
Granted	-	-
Vested	(57,500)	0.0001
Repurchased	-	-
Unvested at December 31, 2025	172,500	$0.0001

The Company granted RSAs during the year ended December 31, 2024 at a weighted grant-date fair value of $0.0001 per share under the 2018 Plan. There were no grants of RSAs during the years ended December 31, 2025.

Stock-based Compensation Expense

Stock-based compensation expense relates to stock options granted to employees, non-employee directors and consultants, time-based RSUs, time-based RSAs and performance-based stock options granted to an employee. The total equity-based compensation expense related to all of the Company’s equity-based awards was recognized as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Research and development	$51	$142	$691
General and administrative	184	399	1,274
Total stock-based compensation expense	$235	$541	$1,965

11. Income Taxes

The components of income (loss) before taxes on income are as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
U.S.	$(2,672)	$637	$(7,696)
Israel	(3,323)	(3,780)	(9,358)
Australia	-	-	-
Loss before taxes on income	$(5,995)	$(3,143)	$(17,054)

There were no taxes on income during the years ended December 31, 2025, 2024 or 2023.

The significant components of the Company’s deferred tax assets were comprised of the following (in thousands):

	December 31,
	2025	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$73,691	$70,749	$69,906
Stock-based compensation	1,075	1,180	1,904
Reserves and allowances	261	463	229
U.S. tax credits and other credits	12,692	12,550	12,270
Capitalized research and development expenditures	6,881	8,825	9,750
Operating lease right-of-use assets	-	(1)	(32)
Operating lease liabilities	-	2	33
Other	44	94	129
Total deferred tax assets	94,644	93,862	94,189
Valuation allowance	(94,644)	(93,862)	(94,189)
Net deferred tax assets	$—	$—	$—

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statements and income tax purposes. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. As of December 31, 2025, 2024 and 2023, based on the Company’s history of operating losses, the Company has concluded that it is more likely than not that the benefit of the deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of December 31, 2025, 2024 and 2023.

As of December 31, 2025, 2024 and 2023, the Company provided valuation allowances of approximately $94.6 million, $93.9 million and $94.2 million, respectively, on U.S. federal, U.S. state and Israeli tax jurisdiction deferred tax assets to reduce the carrying amounts of these assets to zero. The net changes in the Company’s valuation allowances were increase (decrease) of $0.8 million, ($0.3) million and $14.2 million during the years ended December 31, 2025, 2024 and 2023, respectively. For the years ended December 31, 2025 and 2023, the increase in the valuation allowance was primarily related to losses generated during the period and increases in research and development credits and other tax credits, partially offset by a reduction in the stock-based compensation deferred tax asset associated with cancelled awards.

For the years ended December 31, 2025, 2024 and 2023 the expected tax expense based on the federal statutory rate is reconciled with the actual tax expense as follows:

		Year ended December 31,
	2025	2025	2024	2024	2023	2023
U.S. federal statutory rate	$(1,259)	21.0%	$(660)	21.0%	$(3,581)	21.0%
State tax rate, net of federal effect	2	(0.0)	2	0.1	2	0.0
Foreign Tax Effects
Statutory tax rate difference between Israel and United States	(67)	1.1	(76)	2.4	(187)	1.1
Changes in valuation allowances	755	(12.6)	868	(27.6)	2,157	(12.7)
Other items	9	(0.2)	1	(0.0)	(5)	0.0
Tax credits
Research and development credit	(142)	2.4	(280)	8.9	(3,426)	20.1
U.S. Changes in valuation allowances	683	(11.4)	(544)	17.3	4,695	(27.5)
Nontaxable or nondeductible items
Stock compensation	17	(0.3)	749	(23.8)	358	(2.1)
Warrant valuation	-	-	(79)	2.5	(334)	2.0
Other nontaxable or nondeductible items	2	(0.0)	19	(0.7)	322	(1.9)
Effective income tax rate	$-	0%	$-	0%	$-	0%

The main reconciling item between the statutory tax rate and the Company’s effective tax rate is the recognition of valuation allowances in respect to deferred taxes related to accumulated net operating losses carried forward and temporary differences due to the uncertainty of the realization of such deferred taxes.

As of December 31, 2025, 2024 and 2023, the Company had U.S. federal net operating loss (“NOL”) carryforwards of $190.1 million, $181.0 million and $181.8 million, respectively. U.S. federal NOL carryforwards will begin to expire, if not utilized, beginning in 2024 through 2037. Included in the U.S. federal NOL carryforward as of December 31, 2025 are $101.1 million of NOLs generated after the effective date of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which are not subject to expiration but may not be carried back and are only eligible to offset up to a maximum of 80% of taxable income generated in a given year. It is uncertain if and to what extent various U.S. states will conform their net operating loss rules to the Tax Act.

As of December 31, 2025, 2024 and 2023, the Company had U.S. state NOL carryforwards of $75.2 million, $74.9 million, and $74.1 million, respectively, which may be available to offset future income tax liabilities.

As of December 31, 2025, 2024 and 2023, the Company had federal research tax credit carryforwards of $11.9 million, $11.8 million and $11.5 million, respectively, available to reduce future tax liabilities and which expire at dates beginning in 2026 through 2044.

As of December 31, 2025, 2024 and 2023, the Company had Israeli NOL carryforwards of $126.2 million, $121.8 million and $117.6 million, respectively, which carry forward indefinitely.

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

12. Net Loss Per Share

The loss and the weighted average number of shares of common stock and pre-funded warrants used in computing basic and diluted net loss per share for the years ended December 31, 2025, 2024, and 2023, are as follows (in thousands, except share and per share data):

	Year ended December 31,
	2025	2024	2023
Numerator:
Net loss	$(5,995)	$(3,143)	$(17,054)
Denominator:
Weighted average number of shares of common stock and pre-funded warrants used in computing net loss per share, basic and diluted	12,347,495	3,758,804	2,570,620
Net loss per share, basic and diluted	$(0.49)	$(0.84)	$(6.63)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as their effect would be anti-dilutive:

	Year ended December 31,
	2025	2024	2023
Options to purchase common stock	9,934,644	301,535	315,552
Restricted stock units	47,500	47,500	75,000
Restricted stock awards	172,500	230,000	—
Warrants	554,446	554,446	404,446
Total potential common stock equivalents	10,709,090	1,133,481	794,998

The outstanding pre-funded warrants are exercisable for only a de minimis cash consideration with no substantive exercise contingencies, accordingly, the Company included pre-funded warrants in the weighted average shares outstanding for both basic and diluted EPS calculations.

13. Other Expense (Income), net

Other Expense (income) consisted of the following (in thousands):

	Year ended December 31,
	2025	2024	2023
Interest expense	$895	$1,144	$1,151
Interest income	(33)	(27)	(252)
Imputed interest expense on 2025 bridge loans	154	—	—
Gain on extinguishment of the CFF 2021 award	(1,236)	—	—
Change in fair value of warrant liabilities	—	(376)	(1,593)
Change in fair value of derivative liabilities	(95)	—	50
Gain on sale of fixed assets	(1)	(38)	(288)
Gain on debt conversion	(154)	—	—
Loss on debt extinguishment	—	25	436
Loss on issuance of common stock	—	—	231
Other	27	(53)	31
Total other expense (income), net	$(443)	$675	$(234)

14. Segments

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the CODM, or decision-making group, in deciding how to allocate resources in assessing performance. The Company has one operating and reportable segment: life science. The life science segment consists of the development of clinical and preclinical product candidates for the development of the Company's proprietary new therapies to enhance the engagement of the science of ribosomal modulation. The Company's CODM is its President and Chief Executive Officer ("CEO").

The accounting policies of the life science segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the life science segment and decides how to allocate resources based on net loss, which is reported on the income statement as consolidated net loss. The CODM uses net loss to evaluate losses generated from segment assets (return on assets) in deciding whether to invest capital into the life science segment or into other parts of the Company. The measure of segment assets is reported on the balance sheet as total consolidated assets.

To date, the Company has generated only license and service revenue, all of which relate to one customer with headquarters in Spain. The Company expects to continue to incur significant expense and operating losses for the foreseeable future as it advances product candidates through all stages of development and clinical trials and, ultimately, seeks regulatory approval.

As such, the CODM uses cash forecast models in deciding how to invest into the life science segment. Such cash forecast models are reviewed to assess the entity-wide operating results and performance. Net loss is used to monitor budget versus actual results. Monitoring budgeted versus actual results is used in assessing performance of the segment and in establishing management compensation, along with cash forecast models.

The significant expense categories regularly reviewed by the CODM for the years ended December 31, 2025, 2024 and 2023 are the same as the significant expense categories included in the Company's income statement. While the Company operates in three geographic regions (the U.S., Israel, and Australia), substantially all of the Company's long-lived assets are located in the U.S.

The table below summarizes the significant expense categories regularly provided to, and reviewed by, the CODM for the years ended December 31, 2025, 2024 and 2023 (in thousands).

	Years Ended December 31,
	2025	2024	2023

License and service revenue:	$-	$6,359	$-
Operating expenses:
Research and development
Clinical and manufacturing	718	1,193	2,577
Other research and development	2,338	2,384	6,021
Total research and development	3,056	3,577	8,598
General and administrative	3,382	5,250	8,690
Total operating expenses:	6,438	8,827	17,288
Loss from operations	(6,438)	(2,468)	(17,288)
Other (income) expense, net	(443)	675	(234)
Total other expense (income), net	(443)	675	(234)
Net loss	$(5,995)	$(3,143)	$(17,054)

15. Recurring Fair Value Measurements

The following tables summarize the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

December 31, 2025		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds included in cash and cash equivalents	$4,275	$4,275	$-	$-

December 31, 2024		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds included in cash and cash equivalents	$28	$28	$-	$-
Liabilities
Derivative liabilities	$95	$-	$-	$95

December 31, 2023		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds included in cash and cash equivalents	$537	$537	$-	$-
Liabilities
Warrant liabilities	376	-	-	376
Derivative liabilities	$95	$-	$-	$95

As described in Note 10, "Stockholders' Deficit", the Company issued the September 2023 Warrants and the September 2023 Placement Agent Warrants as part of the September 2023 Registered Direct Offering, which are classified as liabilities within Level 3 due to certain early settlement provisions that preclude them from equity classification.

The value of the September 2023 Warrants was initially determined to be $1.9 million, calculated using a Monte Carlo simulation on September 20, 2023 with the following assumptions: volatility of 139%, stock price of $5.40, risk-free rate of 4.7%, and a term of 3.0 years. The value of the September 2023 Placement Agent Warrants was initially determined to be $0.1 million, calculated using a Monte Carlo simulation on September 20, 2023 with the following assumptions: volatility of 139%, stock price of $5.40, risk-free rate of 4.7%, and a term of 3.0 years.

The value of the September 2023 Warrants was determined to be $0.4 million on December 31, 2023, calculated using a Monte Carlo simulation on December 31, 2023 with the following assumptions: volatility of 151%, stock price of $1.23, risk-free rate of 4.0% and a term of 2.8 years. The value of the September 2023 Placement Agent Warrants was determined to be less than $0.1 million on December 31, 2023, calculated using a Monte Carlo simulation on December 31, 2023 with the following assumptions: volatility of 151%, stock price of $1.23, risk-free rate of 4.0% and a term of 2.8 years.

The value of the September 2023 Warrants was determined to be zero on December 31, 2024, calculated using a Monte Carlo simulation on December 31, 2024 with the following assumptions: volatility of 110%, stock price of $0.000001, risk-free rate of 4.10% and a term of 1.7 years. The value of the September 2023 Placement Agent Warrants was determined to be zero as of December 31, 2024, calculated using a Monte Carlo simulation on December 31, 2024 with the following assumptions: volatility of 110%, stock price of $0.000001, risk-free rate of 4.10% and a term of 1.7 years. The Company determined the value of the September 2023 Warrants and the September 2023 Placement Agent Warrants was immaterial as of December 31, 2025.

The table below provides a summary of the fair value of the derivative liabilities and the warrant liabilities, which were Level 3 fair value estimates (in thousands), for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Fair value of derivative liabilities, beginning of year	$95	$95	$45
Change in fair value of derivative liabilities	(95)	-	50
Fair value of derivative liabilities, end of year	$-	$95	$95

		Year Ended December 31,
	2025	2024	2023
Fair value of warrant liabilities, beginning of year	$-	$376	$-
Issuance of September 2023 Warrants and September 2023 Placement Agent Warrants	-	-	1,969
Change in fair value of September 2023 Warrants and September 2023 Placement Agent Warrants	-	(376)	(1,593)
Fair value of warrant liabilities, end of year	$-	$-	$376

The Company is party to certain funding awards with the CFF, which contain embedded derivatives, or derivative liabilities (refer to Note 8, "License Agreement, Advances From Collaboration Partners, Legal, and Other Contingencies"). With the termination of the embedded derivative-related terms under the 2025 CFF Amendment, the value of the embedded derivatives was zero as of December 31, 2025.

16. Subsequent Events

2026 Equity Issuance to Coastlands

On February 26, 2026, the Coastlands Securities Purchase Agreement was amended and, among other changes, the Third Tranche Closing date was extended to occur no later than March 13, 2026. In addition, on February 26, 2026, the Coastlands Third Tranche Closing occurred and the Company received $5.0 million in return for a pre-funded warrant to purchase up to 10,204,081 shares of its common stock at an exercise price of $0.01 per share, based on a purchase price of $0.49 per share of underlying common stock.

2026 Exchange and Equity Issuance to Domicilium

On February 26, 2026, Domicilium exchanged the remaining $1.0 million of the Company's outstanding obligations under the Hercules Loan Agreement, as amended, in connection with the Coastlands Third Tranche Closing, in return for a pre-funded warrant to purchase up to 2,040,816 shares of Company common stock. Domicilium agreed to waive any and all additional accrued and unpaid interest, which was less than $0.1 million as of December 31, 2025, related to the remaining $1.0 million. As of February 26, 2026, the Company had no remaining outstanding debt obligations.

On March 12, 2026, the Company received $2.0 million from Domicilium, in return for a pre-funded warrant to purchase up to 4,081,632 shares of its common stock as an exercise price of $0.01 per share, based on a purchase price of $0.49 per share of underlying common stock.