Form 10-Q
period 2026-03-31
Eloxx Pharmaceuticals, Inc.
filed 2026-05-05
CIK 1035354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

781-577-5300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	ELOX	OTC Expert Market

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

As of May 1, 2026, the registrant had 7,573,935 shares of common stock, $0.01 par value per share, outstanding.

ELOXX PHARMACEUTICALS, INC.

Special Note Regarding Forward-Looking Statements

Eloxx Pharmaceuticals, Inc., together with its subsidiaries, is collectively referred to herein as “we,” “our,” “us,” “Eloxx” or the “Company.”

This Quarterly Report on Form 10-Q, and information incorporated herein, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of present and historical facts contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding our ability to obtain the capital necessary to fund our operations and continue as a going concern; our ability to list on the Nasdaq Capital Market; our strategy, future results of operations and financial position; the expected timing of trials of our product candidates and the potential of our product candidate to treat nonsense mutations; future revenues, projected costs, prospects, plans and objectives of management; the timing and expectations surrounding regulatory communications; our relationship with third-parties; and the potential, safety, efficacy, and regulatory and clinical progress of our product candidates, prospective products, product approvals, as well as research and development costs, are forward-looking statements. Without limiting the foregoing, in some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “will,” “would,” “should,” “expect,” “exploring,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “seeks,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. No forward-looking statement is a guarantee of future results, performance, or achievements, and one should avoid placing undue reliance on such statements.

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to those risks, uncertainties and assumptions identified in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal years ended December 31, 2025, 2024, and 2023 (the “2025 Annual Report”).

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

RISK FACTOR SUMMARY

The following is a summary of the principal risks of an investment in our common stock. This summary does not list all the risks that we face. Additional discussion of the risks summarized below follow directly under the heading “Risk Factors” and should be carefully considered, together with other information in our 2025 Annual Report and our other filings with the SEC before making an investment decision regarding our common stock.

•
We have been delinquent in our public filing obligations under the Securities Exchange Act of 1934, as amended, and there are no assurances that we will be successful in meeting our public filing obligations.
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
•
Our product candidates, including exaluren, may cause adverse events or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.
•
Even though we have received orphan drug designation from the FDA for exaluren for the treatment of AS, we may not be able to maintain the benefits of orphan drug designation or obtain orphan drug marketing exclusivity for exaluren or any of our other product candidates for AS or other indications.
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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Information

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$6,363	$4,785
Restricted cash	6	6
Prepaid expenses and other current assets	2,134	479
Total current assets	8,503	5,270
Total assets	$8,503	$5,270

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,028	$2,713
Accrued expenses	1,236	1,613
Advances from collaboration partners, net of debt discount	11,823	11,816
Current portion of long-term debt	—	1,000
Accrued interest on debt	—	35
Total current liabilities	16,087	17,177
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value per share, 500,000,000 shares authorized, 5,072,935 and 4,790,239 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively,	51	48
Additional paid-in capital	296,699	288,625
Accumulated deficit	(304,334)	(300,580)
Total stockholders’ deficit	(7,584)	(11,907)
Total liabilities and stockholders’ deficit	$8,503	$5,270

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$1,659	$510
General and administrative	2,136	712
Total operating expenses	3,795	1,222
Loss from operations	(3,795)	(1,222)
Other (income) expense, net	(41)	487
Net loss	$(3,754)	$(1,709)

Net loss per share, basic and diluted	$(0.08)	$(0.45)
Weighted average number of shares of common stock and pre-funded warrants used in computing net loss per share, basic and diluted	48,210,071	3,805,550

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands, except share data)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders' deficit
Balance at December 31, 2025	4,790,239	$48	$288,625	$(300,580)	$(11,907)
Issuance of pre-funded warrants under the Coastlands and Domicilium Securities Purchase Agreements, net of issuance costs of $9k	—	—	6,991	—	6,991
Issuance of pre-funded warrants related to the February 2026 Domicilium debt conversion	—	—	1,000	—	1,000
Exercise of stock options	260,946	3	37	—	40
Vesting of restricted stock units	21,750	—	—	—	—
Stock-based compensation expense	—	—	46	—	46
Net loss	—	—	—	(3,754)	(3,754)
Balance at March 31, 2026	5,072,935	$51	$296,699	$(304,334)	$(7,584)

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands, except share data)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders' deficit
Balance at December 31, 2024	3,534,250	$35	$270,215	$(294,585)	$(24,335)
Vesting of restricted stock units	41,250	—	—	—	—
Stock-based compensation expense	—	—	20	—	20
Net loss	—	—	—	(1,709)	(1,709)
Balance at March 31, 2025	3,575,500	$35	$270,235	$(296,294)	$(26,024)

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(3,754)	$(1,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	46	20
Amortization of debt discount	7	236
Gain on extinguishment of accrued interest	(56)	—
Imputed interest expense on 2025 bridge loans	—	25
Changes in operating assets and liabilities:
License fee receivable	—	2,359
Unbilled receivable	—	112
Prepaid expenses and other current assets	(1,655)	36
Accounts payable	315	(139)
Accrued expenses	(377)	82
Accrued interest on debt	21	182
Net cash (used in) provided by operating activities	(5,453)	1,204
Cash flows from financing activities:
Proceeds from issuance of pre-funded warrants under the Coastlands and Domicilium Securities Purchase Agreements, net of issuance costs	6,991	—
Repayment of term loan principal	—	(1,255)
Proceeds from debt financing obligations	—	390
Exercise of stock options	40	—
Net cash provided by (used in) financing activities	7,031	(865)
Increase in cash, cash equivalents and restricted cash	1,578	339
Cash, cash equivalents and restricted cash at the beginning of the period	4,791	116
Cash, cash equivalents and restricted cash at the end of the period	$6,369	$455

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets:
Cash and cash equivalents	$6,363	$450
Restricted cash	6	5
Total cash, cash equivalents and restricted cash	$6,369	$455

Supplemental disclosure of cash flow activities:
Cash paid for interest	$—	$40
Noncash financing activities:
Domicilium debt conversion and waiver of accrued interest, (principal of $1,000 and accrued interest of $56)	$1,056	$—

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business

Eloxx Pharmaceuticals, Inc., together with its subsidiaries (collectively “Eloxx” or the “Company”) is a clinical-stage biopharmaceutical company developing novel, small-molecule product candidates designed to modulate the ribosome and promote readthrough of premature stop codons induced by nonsense mutations (“NMs”) to enable the production of full-length proteins. Targeting ribosome subunits provides a therapeutic approach to addressing a number of genetic diseases. According to the Human Gene Mutation Database, NMs account for approximately 10% to 12% of patients with a given genetic disease. There are over 7,000 inherited genetic diseases that collectively affect 350 million people worldwide. The Company’s immediate focus is to advance the clinical development of its product candidate, exaluren, for the treatment of rare kidney diseases. The Company has also exclusively licensed its product candidate, ZKN-013, to Almirall, S.A. (“Almirall”), who is developing it for the treatment of rare skin diseases.

The Company was previously headquartered in Watertown, Massachusetts, with additional operations in Israel and Australia. The Company is currently a remotely headquartered company.

Liquidity and Going Concern

The Company has a history of net losses since inception, and negative cash flows from operating activities during the three months ended March 31, 2026, and as of March 31, 2026, had an accumulated deficit of $304.3 million. The Company expects to continue to incur net losses and negative cash flows from its operations for the foreseeable future. The Company has not generated revenue from the sale of any product or service, other than the license and service revenue generated from its March 2024 exclusive license agreement covering the Company's asset ZKN-013 (the "Almirall License Agreement") with Almirall, and does not expect to generate significant revenue unless it obtains marketing approval for and commercializes one or more of its product candidates currently in development. The Company's performance obligation under the Almirall License Agreement ended in November 2024, although it remains eligible to receive additional payments throughout the potential development phases, including development and sales milestones of up to approximately $470.0 million and tiered royalties based on any potential future global sales. Successful transition to profitable operations is dependent upon achieving a level of revenue adequate to support the Company’s cost structure.

The Company has financed its operations primarily through the sale of equity, license and collaboration agreements, debt securities and, to a lesser extent, grants. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital to fund its operations. Refer to the Company's Annual Report on Form 10-K for the fiscal years ended December 31, 2025, 2024, and 2023, filed with the U.S. Securities and Exchange Commission (the "SEC") on March 16, 2026 (the "2025 Annual Report") for additional information on the Company's recent financing activity.

The Company believes that its cash and cash equivalents of $6.4 million as of March 31, 2026 will not be sufficient to maintain its current and planned operations for at least the next twelve months following the filing of this Quarterly Report on Form 10-Q. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business. However, based on the Company’s current working capital, anticipated operating expenses and net losses and the uncertainties surrounding its ability to raise additional capital as needed, as discussed below, the Company believes that these conditions, in aggregate, raise substantial doubt about its ability to continue as a going concern for one year after the date these unaudited condensed consolidated financial statements are issued.

Management intends to fund future operations through private or public debt or equity financing transactions and may seek additional capital through arrangements with strategic partners or from other sources, including licensing arrangements. The availability of sufficient funding to alleviate the conditions that raise substantial doubt is not within management’s control and cannot be assessed as being probable of occurring. If the Company is unable to obtain adequate financing, it will evaluate options which may include curtailing expenses contemplated by its current operating plan, and it may be required to delay, limit, reduce or terminate its product development efforts or grant rights to develop and market product candidates that it would otherwise prefer to develop and market itself, which may have a material adverse effect on the Company’s operations and future prospects.

2. Summary of Significant Accounting Policies

The Company has prepared the accompanying unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”).

Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted, as permitted by such rules and regulations. These unaudited condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the interim periods ended March 31, 2026 and 2025.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2025, 2024, and 2023, and the notes thereto, which are included in the 2025 Annual Report.

The significant accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with those described in the Company’s audited consolidated financial statements as of and for the years ended December 31, 2025, 2024, and 2023, and the notes thereto, in the Company’s 2025 Annual Report. During the three months ended March 31, 2026, the Company adopted the following significant accounting policy related to deferred offering costs:

Deferred Offering Costs

In accordance with U.S. GAAP, the Company capitalizes deferred offering costs as an asset when they are directly attributable to a planned equity issuance and are expected to provide future economic benefit. These costs typically include legal, accounting, underwriting, and registration fees. Deferred offering costs for equity offerings are recorded in an asset account and, upon completion of the offering, are reclassified as a reduction of additional paid-in capital. If the offering is abandoned, the deferred offering costs are expensed immediately in the statement of operations.

Recent Accounting Pronouncements

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

Although the FASB has issued several ASUs for which adoption dates are pending, the Company does not expect any to have a material impact on its consolidated financial statements.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Research and development	$1,216	$286
Deferred offering costs	849	—
Insurance	31	138
Other	38	55
Total	$2,134	$479

As of March 31, 2026 and December 31, 2025, the Company recorded $0.8 million and zero, respectively, in deferred offering costs. The deferred offering costs as of March 31, 2026 related to the Company’s upcoming Form S-1 filing.

4. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Research and development	$384	$-
Payroll and other employee-related expenses	163	698
Professional services	614	563
Other	75	352
Total	$1,236	$1,613

5. Debt

On February 26, 2026, SD MF 4, LLC, a Delaware limited liability company ("Domicilium"), exchanged with the Company the remaining $1.0 million of the Company's outstanding obligations under the Loan and Security Agreement with Hercules Capital, Inc. ("Hercules"), dated as of September 30, 2021 (the "Hercules Loan Agreement"), as amended, in connection with the Coastlands Third Tranche Closing, in return for a pre-funded warrant to purchase up to 2,040,816 shares of Company common stock at an exercise price of $0.01 per share, based on a conversion price of $0.49 per share of underlying common stock. In addition, Domicilium agreed to waive any and all additional accrued and unpaid interest related to the remaining $1.0 million, which was less than $0.1 million as of February 26, 2026. As of February 26, 2026, the Company had no remaining outstanding debt obligations.

During the three months ended March 31, 2025, the Company entered into a non-interest-bearing bridge loan with Domicilium for $0.4 million. The Company recorded interest expense of less than $0.1 million representing imputed interest for the non-interest-bearing bridge loan during the three months ended March 31, 2025. The imputed interest of 13.75% was calculated using the sum of 6.25% plus the prime rate, as published in The Wall Street Journal. In addition, during the three months ended March 31, 2025, the Company repaid $0.3 million for the bridge loans that had been entered into with Domicilium in December 2024, including accrued interest, repaid $0.5 million related to Development and Launch Milestone Payments, in accordance with the terms of the Royalty and Revenue Sharing Agreement, as amended on March 2, 2026 (the “Royalty Agreement”) with Domicilium, and repaid $0.5 million in outstanding debt obligations to Hercules under the Hercules Loan Agreement. Refer to Note 6, "License Agreement, Advances From Collaboration Partners, Legal, and Other Contingencies" for additional information on the Royalty Agreement.

As of March 31, 2026 and December 31, 2025, the carrying value of the Company's debt was zero and $1.0 million, respectively. Interest expense relating to the Company's debt for the three months ended March 31, 2026 and 2025 was less than $0.1 million and $0.5 million, respectively.

6. License Agreement, Advances From Collaboration Partners, Legal and Other Contingencies

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

During the three months ended March 31, 2026 and 2025, the Company recorded no license and service revenue from the Almirall License Agreement.

Cystic Fibrosis Foundation

As of March 31, 2026 and December 31, 2025, the Company recorded advances from collaboration partners in the accompanying unaudited condensed consolidated financial statements related to funding awards from the Cystic Fibrosis

Foundation (“CFF”). The Company will be required to repay amounts received from the CFF in certain circumstances, including upon the successful commercialization of exaluren or any derivative products. During the three months ended March 31, 2026 and 2025, the Company received no funds from the CFF and made no payments to the CFF. In October 2025, the Company entered into an agreement with the CFF to amend a funding award (the “2025 CFF Amendment”), which reduced the royalty rate to less than one percent in exchange for a payment by the Company to CFF of $0.3 million. The Company is accounting for the $0.3 million payment as a debt discount, which is being amortized over a ten-year period. As of both March 31, 2026 and December 31, 2025, the unamortized debt discount was $0.3 million.

Prior to October 2025, the funding awards included embedded derivatives arising from provisions that, upon the occurrence of a change of control or sale or license of funded assets (each a disposition event), the Company would be required to make payments to the CFF. The 2025 CFF Amendment terminated this requirement. With the termination of the embedded derivative-related terms under the 2025 CFF Amendment, the value of the related embedded derivatives was zero as of March 31, 2026 and December 31, 2025.

Royalty Commitments to the IIA

To date, the Company has received research and development grants from the Israel Innovation Authority (the “IIA”) totaling $2.6 million. No grants were received for the three months ended March 31, 2026 and 2025.

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

As of March 31, 2026, the Company has not commenced the payment obligation of the royalties and has a contingent obligation with respect to royalty-bearing participation received or accrued amounting to $2.8 million, including accrued interest.

Research and License Agreement with Technion Research and Development Foundation Ltd. ("TRDF")

On August 29, 2013, the Company entered into the Research and License Agreement (the "Technion Agreement") with Technion Research and Development Foundation Ltd. ("TRDF"), which was further amended and supplemented to reflect, among other things, the assignment of patents and extension of research periods, with respect to certain technology relating to aminoglycosides and the redesign of aminoglycosides for the treatment of human genetic diseases caused by premature stop mutations and further results of the research of the technology, in order to develop and commercialize products based on such technology. Under the Technion Agreement, TRDF is obligated to provide the Company with research services for an estimated annual payment of $0.1 million, the precise amount to be agreed by the parties prior to the beginning of each year of the research period. During the three months ended March 31, 2026 and 2025, no expenses were incurred. As of March 31, 2026 and December 31, 2025, no amounts were recorded in accrued expenses.

In addition, TRDF granted the Company a license to use, market, sell or sub-license the rights of the product developed under the TRDF research results (the “Licensed Product”), as fully defined in the Technion Agreement, for the following considerations: (i) aggregate milestone payments up to total consideration of $6.5 million; (ii) certain royalties in the low- to mid-single-digit percentage of net sales; and (iii) a mid-single to low-twenties percentage of any non-royalty sub-license income received by the Company from a sub-licensed entity. The Company made no milestone or royalty payments to the TRDF during the three months ended March 31, 2026 and 2025.

License Agreement between Zikani and President and Fellows of Harvard College ("Harvard")

On February 10, 2015, Zikani entered into an agreement with the President and Fellows of Harvard to license certain patent rights owned by Harvard. This license agreement was subsequently amended and restated on March 31, 2020 and further amended on July 17, 2024 (the "Harvard Agreement"). Under the Harvard Agreement, Harvard is entitled to receive clinical and regulatory milestone payments totaling up to $3.6 million in the aggregate per licensed product approved in the United States, European Union, and Japan. The Company is also obligated to make additional royalty payments to Harvard upon the occurrence of certain sales milestones per licensed product up to a mid-single digit royalty percentage, tiered non-royalty sublicense income payments of mid-single digit to low double-tens percentage of any sublicense income, and pay Harvard a percentage of income associated with transferring a priority review voucher from the FDA.

Almirall has agreed to assume responsibility for the payment and performance obligations under the Harvard Agreement as sublicensee which ultimately depends on Almirall’s development and commercialization of ZKN-013.

In addition to the license agreement, the Company also reimburses Harvard for certain costs related to the maintenance and further development of patents developed through the founding stockholder's research. During the three months ended March 31, 2026 and 2025, the Company incurred less than $0.1 million of patent expenses due to Harvard.

Royalty and Revenue Sharing Agreement

On July 10, 2024, as a condition of Domicilium’s entry into the sixth Hercules Amendment (the "Sixth Hercules Amendment") and in consideration of additional borrowings of $3.2 million from Domicilium, the borrowers and the Company entered into the Royalty Agreement. Capitalized terms under this heading “Royalty and Revenue Sharing Agreement” not otherwise defined herein have the definitions ascribed to them in the Royalty Agreement.

Under the Royalty Agreement, the Company agreed to pay to Domicilium an amount equal to (i) (x) low-thirties percentage of the Development and Launch Milestone Payments for the several next occurring Development and Launch Milestone Events (as defined in the Almirall License Agreement), minus (y) the amounts required to be paid by the Company pursuant to certain vendors as defined in the Royalty Agreement, and (ii) (x) mid-twenties percentage of (1) each subsequent Development and Launch Milestone Payment plus (2) any Priority Review Voucher Income (as defined in the Almirall License Agreement) realized by Eloxx, less (y) any amount of such Development and Launch Milestone Payments which are due to Harvard University pursuant to the Harvard License Agreement, provided the aggregate amount paid to Domicilium shall not exceed an amount in the mid-double-digit millions. Each Milestone Sharing Payment shall be applied as a repayment or prepayment, as applicable, of the Loans (as defined in the Amended Loan Agreement) (including all interest and fees thereon) owed to Domicilium, if any such Loans remain outstanding. On January 3, 2025, the Company paid Domicilium $0.5 million related to Development and Launch Milestone Payments, in accordance with the terms of the Royalty Agreement, which was applied as a repayment of the Loans.

The Royalty Agreement provides for an amount based on a percentage of the aggregate of (without duplication) the net sales, royalties and any other income or revenue realized by the Company solely related to or arising from the exaluren compound or any exaluren product, calculated in accordance with U.S. GAAP (collectively, the “exaluren Revenue”) (the “exaluren Revenue-Based Payment”). The exaluren Revenue-Based Payment with respect to each fiscal quarter shall be less than one percent of exaluren Revenue during the applicable fiscal quarter. Commencing on the ZKN-013 royalty commencement date, the Company promises to pay to Domicilium an amount based on a percentage of the aggregate of (without duplication) the net sales, royalties and any other income or revenue realized by the Company solely related to or arising from the ZKN-013 compound, calculated in accordance with U.S. GAAP (collectively, the “ZKN-013 Revenue”). The ZKN-013 revenue-based payment with respect to each fiscal quarter shall be less than one percent of ZKN-013 Revenue during the applicable fiscal quarter. The value of the royalty liability for the sales of future revenues was determined to be zero at issuance, at December 31, 2025, and at March 31, 2026, as royalty payments were considered to not be probable.

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

The Company accounts for contingent liabilities in accordance with ASC Topic 450, “Contingencies”. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of March 31, 2026 and December 31, 2025, the Company was not a party to any litigation that is reasonably possible to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows. Legal costs incurred in connection with loss contingencies are expensed as incurred.

7. Stockholders’ Deficit

As of March 31, 2026, the Company had 500,000,000 shares authorized of common stock, $0.01 par value, of which 5,072,935 shares were outstanding and 5,000,000 shares authorized of preferred stock, $0.01 par value, of which no shares were issued or outstanding.

2026 Equity Issuance to Coastlands, Exchange of Outstanding Debt for Equity to Domicilium, and Equity Issuance to Domicilium

On February 20, 2026, the securities purchase agreement (the "Coastlands Securities Purchase Agreement") the Company had entered into with Coastlands Capital Partners LP ("Coastlands") on August 20, 2025, as amended on September 25, 2025 and December 11, 2025, was amended, and, on February 26, 2026, the Company received $5.0 million from Coastlands in return for a pre-funded warrant to purchase up to 10,204,081 shares of its common stock at an exercise price of $0.01 per share, based on a purchase price of $0.49 per share of underlying common stock.

On February 26, 2026, Domicilium exchanged with the Company the remaining $1.0 million of the Company's outstanding obligations under the Hercules Loan Agreement, as amended, in connection with the Coastlands Third Tranche Closing, in return for a pre-funded warrant to purchase up to 2,040,816 shares of Company common stock at an exercise price of $0.01 per share, based on a conversion price of $0.49 per share of underlying common stock. In addition, Domicilium agreed to waive any and all additional accrued and unpaid interest related to the remaining $1.0 million, which was less than $0.1 million as of February 26, 2026. As of February 26, 2026, the Company had no remaining outstanding debt obligations.

On March 12, 2026, the Company received $2.0 million, net of issuance costs of less than $0.1 million, from Domicilium, in return for a pre-funded warrant to purchase up to 4,081,632 shares of its common stock at an exercise price of $0.01 per share, based on a purchase price of $0.49 per share of underlying common stock.

Warrants

As of March 31, 2026 and December 31, 2025, outstanding and exercisable warrants consisted of the following:

	Issuance Date	Term (years)	Exercise Price	Warrants Outstanding and Exercisable at December 31, 2025	Warrants Outstanding and Exercisable at March 31, 2026		Contractual life remaining (years)
SVB Warrants	January 20, 2019	10	$440.80	1,021	1,021		1.83
September 2023 Warrants	September 20, 2023	5.5	$5.13	380,590	380,590		2.97
September 2023 Placement Agent Warrants	September 20, 2023	5	$6.5688	22,835	22,835		2.47
January 2024 Common Stock Warrant	January 9, 2024	5	$1.18	150,000	150,000		2.78
January 2024 Pre-Funded Warrant	January 9, 2024	Perpetual	$0.01	471,508	471,508	*
August 2025 Pre-Funded Warrant	August 20, 2025	Perpetual	$0.01	2,040,816	2,040,816	*
September 2025 Pre-Funded Warrant	September 25, 2025	Perpetual	$0.01	25,505,251	25,505,251	*
December 2025 Pre-Funded Warrant	December 12, 2025	Perpetual	$0.01	10,204,081	10,204,081	*
February 2026 Pre-Funded Warrants	February 26, 2026	Perpetual	$0.01	—	12,244,897	*
March 2026 Pre-Funded Warrants	March 12, 2026	Perpetual	$0.01	—	4,081,632	*
Warrants outstanding				38,776,102	55,102,631
	Weighted Average Strike Price		$0.04	Weighted Average Remaining Life (years)			2.90

* Indicates the perpetual warrants that are excluded from the weighted average remaining contractual life (years) calculation.

8. Stock-based Compensation

Stock Incentive Plans

On March 12, 2018, the board of directors adopted the 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan became effective on April 20, 2018 upon approval by the stockholders of the Company with the outstanding options and shares available for future grant under any prior plans being assumed by the 2018 Plan. During September 2025, the board of directors approved to reset the number of shares of common stock reserved under the 2018 Plan to be 20,000,000 shares. As of March 31, 2026, there were 9,162,042 shares remaining and available for issuance under the 2018 Plan.

Stock options granted have a ten-year contractual life and, upon termination of service, vested options are generally exercisable between one and three months following the termination date, while unvested options are forfeited immediately

Summary of Stock Option Activity

Transactions related to stock options awarded to employees and directors during the three months ended March 31, 2026 were as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding at December 31, 2025	9,934,644	$1.09	9.62	$893
Granted	—	—	—	—
Exercised	(260,946)	0.15	—	23
Forfeited	—	—	—	—
Options outstanding at March 31, 2026	9,673,698	$1.11	9.44	$845
Options exercisable at March 31, 2026	6,056,525	$1.73	9.41	$519

The aggregate intrinsic value represents the total intrinsic value (the difference between the fair value of the common stock as of March 31, 2026 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2026.

Summary of Restricted Stock Unit Activity

Activity related to restricted stock units awarded to employees during the three months ended March 31, 2026 were as follows:

	Shares	Weighted average grant date fair value per share
Unvested at December 31, 2025	47,500	$0.0001
Granted	—	—
Vested	(21,750)	0.0001
Forfeited	—	—
Unvested at March 31, 2026	25,750	$0.0001

Summary of Restricted Stock Award Activity

Activity related to restricted stock awards awarded to employees during the three months ended March 31, 2026 were as follows:

	Shares	Weighted average grant date fair value per share
Unvested at December 31, 2025	172,500	$0.0001
Granted	—	—
Vested	(14,375)	0.0001
Repurchased	—	—
Unvested at March 31, 2026	158,125	$0.0001

Stock-based Compensation

Stock-based compensation relates to employees, non-employee directors and non-employee consultants, time-based stock options, performance-based stock options, restricted stock awards, and restricted stock units granted. Total stock-based compensation expense related to all of the Company’s stock-based awards was recognized as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$16	$15
General and administrative	30	5
Total stock-based compensation expense	$46	$20

9. Recurring Fair Value Measurements

The following tables summarize the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

March 31, 2026		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds included in cash and cash equivalents	$5,814	$5,814	$-	$-

December 31, 2025		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds included in cash and cash equivalents	$4,275	$4,275	$-	$-

The Company is party to certain funding awards with the CFF. Prior to October 2025, the funding awards included embedded derivatives arising from provisions that, upon the occurrence of a change of control or sale or license of funded assets (each a disposition event), the Company would be required to make payments to the CFF. In October 2025, this requirement was terminated. With the termination of the embedded derivative-related terms, the value of the related embedded derivatives was zero as of March 31, 2026 and December 31, 2025.

The table below provides a summary of the fair value of the derivative liabilities, which were Level 3 fair value estimates (in thousands), for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Fair value of derivative liabilities, beginning of period	$—	$95
Change in fair value of derivative liabilities	—	—
Fair value of derivative liabilities, end of period	$—	$95

10. Other (Income) Expense, Net

Other (income) expense, net, consisted of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Interest expense	$29	$458
Interest income	(23)	(5)
Gain on extinguishment of accrued interest	(56)	—
Imputed interest expense on 2025 bridge loans	—	25
Other expense	9	9
Total other (income) expense, net	$(41)	$487

11. Segment and Geographic Information

The Company has one operating and reportable segment: life science. The life science segment consists of the development of clinical and preclinical product candidates for the development of the Company's proprietary new therapies to enhance the engagement of the science of ribosomal modulation. The Company's chief operating decision maker ("CODM") is its President and Chief Executive Officer.

The significant expense categories regularly reviewed by the CODM for the three months ended March 31, 2026 and 2025 are the same as the significant expense categories included in the Company's income statement. While the Company operates in three geographic regions (the U.S., Israel, and Australia), substantially all of the Company's long-lived assets are located in the U.S.

The table below summarizes the significant expense categories regularly provided to, and reviewed by, the CODM for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development
Clinical and manufacturing	$672	$38
Other research and development	987	472
Total research and development	1,659	510
General and administrative	2,136	712
Loss from operations	(3,795)	(1,222)
Other (income) expense, net	(41)	487
Total other (income) expense, net	(41)	487
Net loss	$(3,754)	$(1,709)

12. Net Loss Per Share

The net loss and the weighted average number of shares of common stock and pre-funded warrants used in computing basic and diluted net loss per share for the three months ended March 31, 2026 and 2025, are as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(3,754)	$(1,709)
Denominator:
Weighted average number of shares of common stock and pre-funded warrants used in computing net loss per share, basic and diluted	48,210,071	3,805,550
Net loss per share, basic and diluted	$(0.08)	$(0.45)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as their effect would be anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Options to purchase common stock	9,673,698	297,425
Restricted stock units, unvested portion	25,750	77,250
Restricted stock awards, unvested portion	158,125	230,000
Common warrants	554,446	554,446
Total potential common stock equivalents	10,412,019	1,159,121

The outstanding pre-funded warrants are exercisable for only a de minimis cash consideration with no substantive exercise contingencies, accordingly, the Company included pre-funded warrants in the weighted average shares outstanding for both basic and diluted EPS calculations.

13. Subsequent Events

In April 2026, Coastlands and Domicilium exercised a portion of their pre-funded warrants for 1,250,000 shares each, for a total of 2,500,000 shares of the Company’s common stock, at an exercise price of $0.01 per share, for proceeds of less than $0.1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included elsewhere in this Quarterly Report, as well as the audited consolidated financial statements and the related notes thereto, and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” included in our Annual Report on Form 10-K for the fiscal years ended December 31, 2025, 2024, and 2023 (the “2025 Annual Report”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements. Please see the sections “Special Note Regarding Forward-Looking Statements,” “Summary Risk Factors,” and Part II, Item 1A. “Risk Factors” herein.

Company Overview

We are a clinical-stage biopharmaceutical company developing novel, small-molecule product candidates designed to modulate the ribosome and promote readthrough of premature stop codons induced by nonsense mutations (“NMs”) to enable the production of full-length proteins. Targeting ribosome subunits provides a therapeutic approach to addressing a number of genetic diseases. According to the Human Gene Mutation Database, NMs account for approximately 10% to 12% of patients with a given genetic disease. There are over 7,000 inherited genetic diseases that collectively affect 350 million people worldwide. Our immediate focus is to advance the clinical development of our product candidate, exaluren, for the treatment of rare kidney diseases. We have also exclusively licensed our product candidate, ZKN-013, to Almirall, S.A. (“Almirall”), who is developing it for the treatment of rare skin diseases.

Between January 2023 and April 2024, we conducted a proof-of-concept Phase 2a open-label trial in the United Kingdom in three patients with autosomal recessive Alport Syndrome (“AS”) and a NM in the COL4A4 gene. The primary endpoint of this study was to assess the number of participants with adverse events associated with administration of exaluren. The secondary endpoints were change from baseline in proteinuria, measured by the urine protein-to-creatinine ratio (“UPCR”) in a patient’s urine samples, and hematuria, and change in baseline in Collagen IV expression. All three patients showed a reduction in podocyte foot process effacement (“FPE”), which is the flattening and loss of specialized kidney cell structures that form the filtration barrier and attach to the podocytes and glomerular basement membrane, in transmission electron microscopy (“TEM”) images. FPE is a hallmark of kidney diseases including AS and the severity of FPE has historically been associated with time to kidney failure. TEM images of biopsy samples also showed an improvement in the GBM width in all treated patients. FPE was also measured as a 50% increase in the filtration slit density (“FSD”). These results were consistent with exaluren’s proposed mechanism of functional full-length protein restoration as reflected by improvements in GBM architecture and FPE observed in kidney biopsies. At the end of treatment, UPCR had decreased for one patient and increased for two patients. We received clearance to proceed with a Phase 2b clinical trial for exaluren in NMAS patients (without kidney biopsies in U.S. pediatric patients) under an IND from the FDA and we plan to initiate this trial in the first half of 2026. We anticipate topline data from the initial 16-week placebo-controlled part of the study by mid-2027 with the final readout by the end of 2027.

Our pipeline also includes a preclinical program evaluating exaluren for the treatment of autosomal dominant polycystic kidney disease (“ADPKD”) in patients that have NMs (“nmADPKD”). ADPKD is the most common monogenic kidney disease based on genetic diagnosis, affecting approximately 160,000 to 200,000 patients in the United States. The PKD1 gene encodes polycystin-1 (“PC1”) and the PKD2 gene encodes polycystin-2 (“PC2”), these are proteins that regulate cell growth and fluid secretion in kidney tubules. Loss of functional PC1 or PC2 protein leads to uncontrolled cyst formation. Approximately 26% of ADPKD patients have NMs in the PKD1 and PKD2 genes resulting in a prevalence of approximately 40,000 to 50,000 patients in the United States and over 90,000 in developed markets outside of the United States. Patients experience hypertension, kidney stones, urinary tract infections, heart valve abnormalities, hematuria and increased probability of aortic aneurysm. Formation of these cysts eventually leads to nephromegaly (kidney enlargement) and end-stage renal disease. The only approved therapy for ADPKD, tolvaptan, does not address the underlying genetic cause and carries significant tolerability limitations. Preclinical organoid and cellular models have shown increased PC1 and PC2 gene expression following treatment with exaluren. We plan to initiate enrollment in a Phase 2 trial of exaluren for the treatment of nmADPKD in 2027 following protocol finalization and clearance of an investigational New Drug application by the FDA. We anticipate topline data from this trial by mid-2028.

We have also exclusively licensed ZKN-013, an oral ribosome modulating agent (“RMA”) with structural similarity to azithromycin that induces PTC readthrough to Almirall. In March 2024, we entered into an exclusive global rights agreement with Almirall (the “Almirall License Agreement”) for Almirall to develop and commercialize ZKN-013 for the use in all indications. Through the Almirall License Agreement, Almirall is developing ZKN-013 for the treatment of recessive dystrophic epidermolysis bullosa (“RDEB”) and junctional epidermolysis bullosa (“JEB”) with NMs. RDEB and JEB are rare skin diseases characterized by mutations in the Collagen VII (RDEB) and LAMB3 (JEB) proteins. We estimate that there are approximately 4,000 patients with NMs in these diseases in the major markets of the United States, Japan and Western Europe. Patients with these diseases suffer from severe skin bruising, wounds and internal lesions resulting in increased risk of skin cancer and severe malnourishment. Under the Almirall License Agreement, we received an upfront payment of $3 million and a development milestone payment of $3 million in 2024. Almirall is responsible for development and commercialization of ZKN-013 and we are eligible to receive up to approximately $470.0 million in additional development, regulatory and commercial milestone payments as well as tiered royalties based on global sales. The agreement may be terminated under specified circumstances, including for convenience by Almirall, in which case rights may revert to us.

Results of Operations

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Operating expenses:
Research and development	$1,659	$510	$1,149	225%
General and administrative	2,136	712	1,424	200%
Total operating expenses	3,795	1,222	2,573	211%
Loss from operations	(3,795)	(1,222)	2,573	211%
Other (income) expense, net	(41)	487	(528)	(108)%
Net loss	$(3,754)	$(1,709)	$2,045	120%

Research and development expense

Research and development expenses were $1.7 million for the three months ended March 31, 2026, compared to $0.5 million for the same period in 2025, an increase of $1.1 million. The increase was primarily related to an increase of $0.6 million in clinical trial expenses, a $0.3 million increase in expenses related to subcontractors, advisors, and laboratory supplies in connection with preclinical research and development activities, and an $0.2 million increase in salaries and other personnel costs.

General and administrative expenses

General and administrative expenses were $2.1 million for the three months ended March 31, 2026, compared to $0.7 million for the same period in 2025, an increase of $1.4 million. The increase was primarily related to a $1.1 million increase in expenses attributable to professional and consulting fees, including legal costs and audit and tax fees, and a $0.3 million increase in facility and other general and administrative overhead costs.

Other (income) expense, net

Other income, net, was less than $0.1 million for the three months ended March 31, 2026, compared to $0.5 million in other expense, net, for the same period in 2025, a change of $0.5 million. The change was primarily related to a decrease in interest expense of $0.4 million due to the majority of our outstanding debt being exchanged for pre-funded warrants in 2025 and a gain on extinguishment of accrued interest of $0.1 million due to a waiver of the accrued interest related to the $1.0 million exchange of outstanding debt by Domicilium during the three months ended March 31, 2026.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. Our net losses were $3.8 million and $1.7 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $304.3 million. To date, we have financed our operations primarily through the sale of equity, license and collaboration agreements, debt securities and, to a lesser extent, grants. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it may be several years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. We expect to continue to incur significant expenses and operating losses for the foreseeable future due to, among other things, costs related to research, development of our product candidates, conducting preclinical studies and clinical trials, and our administrative organization. A successful transition to profitable operations is dependent upon achieving a level of revenue adequate to support our cost structure. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses may increase if, and as, we:

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
•
acquire or in-license other product candidates and technologies; and
•
operate as a public company including costs associated with our planned uplisting to and maintaining Nasdaq compliance.

We may never achieve profitability, and unless and until we do, we will continue to need to raise additional cash to fund our operations. We believe that our cash and cash equivalents of $6.4 million as of March 31, 2026 will not be sufficient to maintain our current and planned operations for at least the next twelve months following the filing of this Quarterly Report on Form 10-Q. We will need to raise additional capital to finance our operations, which cannot be assured. We have concluded that these conditions, in aggregate, raise substantial doubt about our ability to continue as a going concern for one year after the date these unaudited condensed consolidated financial statements are issued. Our independent registered public accounting firm, in its report on our consolidated financial statements for the year ended December 31, 2025, has also expressed substantial doubt about our ability to continue as a going concern. The unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Management intends to fund future operations through private or public debt or equity financing transactions and may seek additional capital through arrangements with strategic partners or from other sources, including licensing arrangements. The availability of sufficient funding to alleviate the conditions that raise substantial doubt is not within management’s control and cannot be assessed as being probable of occurring. If we are unable to obtain adequate financing, we will evaluate options which may include curtailing expenses contemplated by our current operating plan, and we may be required to delay, limit, reduce or terminate our product development efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves, which may have a material adverse effect on our operations and future prospects.

Financing Activities for the Three Months Ended March 31, 2026 and 2025

On February 20, 2026, the securities purchase agreement (the "Coastlands Securities Purchase Agreement") we had entered into with Coastlands Capital Partners LP ("Coastlands") on August 20, 2025, as amended on September 25, 2025 and December 11, 2025, was amended, and, on February 26, 2026, we received $5.0 million from Coastlands in return for a pre-funded warrant to purchase up to 10,204,081 shares of our common stock at an exercise price of $0.01 per share, based on a purchase price of $0.49 per share of underlying common stock.

On February 26, 2026, SD MF 4, LLC, a Delaware limited liability company ("Domicilium") exchanged with us the remaining $1.0 million of our outstanding obligations under the Loan and Security Agreement with Hercules Capital, Inc. ("Hercules"), dated as of September 30, 2021 (the "Hercules Loan Agreement"), as amended, in connection with the Coastlands Third Tranche Closing, in return for a pre-funded warrant to purchase up to 2,040,816 shares of our common stock at an exercise price of $0.01 per share, based on a conversion price of $0.49 per share of underlying common stock. In addition, Domicilium agreed to waive any and all additional accrued and unpaid interest related to the remaining $1.0 million, which was less than $0.1 million as of February 26, 2026. As of February 26, 2026, we had no remaining outstanding debt obligations.

On March 12, 2026, we received $2.0 million from Domicilium, in return for a pre-funded warrant to purchase up to 4,081,632 shares of our common stock at an exercise price of $0.01 per share, based on a purchase price of $0.49 per share of underlying common stock.

During the three months ended March 31, 2025, we entered into a non-interest-bearing bridge loan with Domicilium for $0.4 million. The Company recorded interest expense of less than $0.1 million representing imputed interest for the non-interest-bearing bridge loan during the three months ended March 31, 2025. The imputed interest of 13.75% was calculated using the sum of 6.25% plus the prime rate, as published in The Wall Street Journal. In addition, during the three months ended March 31, 2025, the Company repaid $0.3 million for the bridge loans that had been entered into with Domicilium in December 2024, including accrued interest, repaid $0.5 million related to Development and Launch Milestone Payments, in accordance with the terms of the Royalty and Revenue Sharing Agreement, as amended on March 2, 2026 (the “Royalty Agreement”) with Domicilium, and repaid $0.5 million in outstanding debt obligations to Hercules under the Hercules Loan Agreement.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash (used in) provided by operating activities	$(5,453)	$1,204
Net cash provided by (used in) financing activities	7,031	(865)

Cash flows from operating activities

Net cash used in operating activities was $5.5 million for the three months ended March 31, 2026, compared to net cash provided by operating activities of $1.2 million for the three months ended March 31, 2025. During the three months ended March 31, 2026, our net loss was $3.8 million and the change in working capital was $1.7 million. During the three months ended March 31, 2025, the change in working capital of $2.6 million and debt discount amortization of $0.2 million was partially offset by our net loss of $1.7 million.

Cash flows from financing activities

Net cash provided by financing activities was $7.0 million for the three months ended March 31, 2026, compared to net cash used in financing activities of $0.9 million for the three months ended March 31, 2025. For the three months ended March 31, 2026, net cash provided by financing activities consisted primarily of $7.0 million in net proceeds from the sale of pre-funded warrants in connection with the 2025 PIPE Financing transaction, net of issuance costs. For the three months ended March 31, 2025, net cash used in financing activities consisted primarily of repayments of term loan principal of $1.3 million, partially offset by $0.4 million in proceeds from debt financing obligations.

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these interim unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, as well as the expenses during the reporting period. We evaluate our estimates and judgments on an ongoing basis. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The critical accounting policies used in the preparation of these unaudited condensed consolidated financial statements are consistent with those described in our audited consolidated financial statements as of and for the years ended December 31, 2025, 2024, and 2023 and the notes thereto, in our 2025 Annual Report, except for the policy below.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). We recognize compensation expenses for the value of our awards granted based on the straight-line method over the requisite service period of each of the awards or over the implicit service period when an award includes a performance condition, provided that achievement of the performance condition is considered probable of being achieved. We account for forfeitures as they occur.

We grant stock options, restricted stock units (“RSUs”), and restricted stock awards (“RSAs”) to certain employees,

consultants and directors as part of our long-term incentive compensation program. Options are measured at fair value on the grant date using an option-pricing model, the most significant input for which has been the fair value of our common stock. RSU’s and RSAs are measured at fair value on the grant date, which is also determined based on the fair value of our common stock.

The absence of an active market for our common stock has required the board of directors, the members of which we believe have extensive business, finance and venture capital experience, to determine the fair value of our common stock for purposes of granting stock-based awards and for calculating stock-based compensation expense for the periods presented. For equity-based grants made in 2024 and during the time we had sufficient trading volume in our common stock, our board of directors determined fair value of our common stock for purposes of stock-based compensation under ASC 718 using the trading price of our common stock on the applicable grant date. However, for equity-based grants made in 2025 and in the absence of an active market for our common stock, our board of directors determined the fair value of options, RSUs and RSAs granted with reference to contemporaneous third-party valuations prepared using the methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

Because our common stock has had limited trading activity on the OTC Expert Market, for grants made during the year ended December 31, 2025 we used, among other things, input from a third-party valuation specialist to assist the board of directors in estimating the fair value of our common stock on a contemporaneous basis, and used that estimate to determine the grant-date fair value of equity awards.

We determined the market approach was the most appropriate method for determining the fair value of our common stock based on our stage of development and other relevant factors. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable (that is, similar) assets, liabilities, or a group of assets and liabilities, such as a business or security. The valuation reflected a market approach that tied to our most recent arm’s-length equity financing (the Coastlands Securities Purchase Agreement), this transaction represented an orderly market-based transaction with the purchase price in that financing used as an indicator of fair value (assuming consideration given to the implied call option embedded therein), as adjusted for discounts related to the lack of marketability and control associated with minority ownership.

The significant assumptions used in applying the market approach are the appropriate discount for lack of marketability and control for a minority interest in a company without a liquid trading market, as well as the assumptions in the Black-Scholes option-pricing model, including the expected volatility, estimated by reference to the historical volatility of a peer group of publicly traded companies in our industry group; the risk-free interest rate, based on the U.S. Treasury yield curve for periods approximating the expected term of the award; and an expected dividend yield of zero, as we have never paid, and do not currently intend to pay, cash dividends.

Changes in these assumptions, and changes in the underlying fair value of our common stock, could materially affect the fair value of future awards and the related compensation expense.

Off-Balance Sheet Arrangements

As of March 31, 2026 and December 31, 2025, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, due to the material weakness described below, our disclosure controls and procedures were not effective as of March 31, 2026.

The Company identified the following material weakness in its internal control over financial reporting during the year ended December 31, 2025, which had not been remediated as of March 31, 2026:

The material weakness resulted from inconsistent execution of certain financial reporting controls, primarily within the financial close and reconciliation processes. Specifically, controls related to timely preparation and review of account reconciliations and period-end review procedures were not consistently performed or documented at a level sufficient to support the completeness and accuracy of financial reporting. These deficiencies also affected certain review controls over complex accounting analyses and technical accounting documentation prepared during the period.

Notwithstanding the material weakness, management believes the unaudited condensed consolidated financial statements in this report present fairly, in all material respects, our financial position, results of operations, and cash flows in conformity with U.S. GAAP.

Remediation Status

Management is fully committed to addressing the material weakness in our internal controls and has implemented several key initiatives to strengthen them. During the quarter ended March 31, 2026, management continued to execute on its remediation plan. Remediation activities during the quarter included, among other actions:

 Increasing accounting and financial reporting resources through the addition of qualified personnel and the continued use of external advisors;

 Continuing to execute a consistent full monthly and quarterly financial close process; and

 Initiating steps to enhance documentation standards, approval protocols, and oversight procedures.

Management continues to work toward strengthening management review controls over complex and judgmental accounting areas and enhancing the timely preparation and review of reconciliations of significant financial statement accounts.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as disclosed in "Remediation Status" above.

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

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item. Please see the “Risk Factors” section in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

On February 26, 2026, the Company issued to Coastlands Capital Partners LP pre-funded warrants to purchase up to 10,204,081 shares of its common stock at an exercise price of $0.01 per share, based on a purchase price of $0.49 per share of underlying common stock, for aggregate proceeds of $5.0 million.

On February 26, 2026, the Company issued to SD MF 4, LLC (“Domicilium”) pre-funded warrants to purchase up to 2,040,816 shares of its common stock at an exercise price of $0.01 per share, in exchange for the extinguishment of the remaining $1.0 million of the Company’s outstanding obligations under its loan agreement with Domicilium.

On March 12, 2026, the Company issued pre-funded warrants to Domicilium to purchase up to 4,081,632 shares of its common stock at an exercise price of $0.01 per share, based on a purchase price of $0.49 per share of underlying common stock, for aggregate proceeds of $2.0 million.

All of these unregistered securities were issued pursuant to Section 4(a)(2) under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)
None.
(b)
None.
(c)
During the three months ended March 31, 2026, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q. Where so indicated, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1‡	Omnibus Agreement, dated as of October 28, 2025 and amended on February 26, 2026, by and between Eloxx Pharmaceuticals, Inc. and the Cystic Fibrosis Foundation.	10-K	001-31326	10.38	March 17, 2026

10.2‡	Royalty and Revenue Sharing Agreement, dated as of July 10, 2024 and amended by Amendment No.1 dated March 2, 2026, by and between the Company, SD MF 4 LLC and the other parties thereto.	10-K	001-31326	10.47	March 17, 2026

10.3‡	Amendment No. 3 Securities Purchase Agreement, dated as of February 20, 2026 by and among the Company, Coastlands Capital, LP and SD MF 4 LLC.	10-K	001-31326	10.51	March 17, 2026

10.4*	Form of Amended and Restated Pre-Funded Warrant, pursuant to the Securities Purchase Agreement dated as of April 27, 2026

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
Date: May 4, 2026

	by:	/s/ Daniel E. Geffken
Daniel E. Geffken
Interim Chief Financial Officer
(Principal Financial Officer)