Form 10-Q
period 2026-06-30
Eloxx Pharmaceuticals, Inc.
filed 2026-08-11
CIK 1035354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

781-577-5300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	ELOX	The Nasdaq Stock Market LLC

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

As of August 7, 2026, the registrant had 4,036,459 shares of common stock, $0.01 par value per share, outstanding.

ELOXX PHARMACEUTICALS, INC.

Special Note Regarding Forward-Looking Statements

Eloxx Pharmaceuticals, Inc., together with its subsidiaries, is collectively referred to herein as “we,” “our,” “us,” “Eloxx” or the “Company.”

This Quarterly Report on Form 10-Q, and information incorporated herein, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of present and historical facts contained in this Quarterly Report on Form 10-Q, including without limitation statements regarding our ability to obtain the capital necessary to fund our operations and continue as a going concern; our ability to remain listed on the Nasdaq Stock Market LLC; our strategy, future results of operations and financial position; the expected timing of trials of our product candidates and the potential of our product candidate to treat nonsense mutations; future revenues, projected costs, prospects, plans and objectives of management; the timing and expectations surrounding regulatory communications; our relationship with third-parties; and the potential, safety, efficacy, and regulatory and clinical progress of our product candidates, prospective products, product approvals, as well as research and development costs, are forward-looking statements. Without limiting the foregoing, in some cases, you can identify forward-looking statements by terms such as “aim,” “may,” “will,” “would,” “should,” “expect,” “exploring,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “seeks,” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. No forward-looking statement is a guarantee of future results, performance, or achievements, and one should avoid placing undue reliance on such statements.

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to us. Such beliefs and assumptions may or may not prove to be correct. Additionally, such forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, and actual results may differ materially from those expressed or implied in the forward-looking statements due to various factors, including, but not limited to those risks, uncertainties and assumptions identified in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal years ended December 31, 2025, 2024, and 2023 (the “2025 Annual Report”).

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
•
Even though we have received orphan drug designation from the FDA for exaluren for the treatment of AS and orphan medicinal product designation from the European Commission for exaluren for the treatment of ADPKD, we may not be able to maintain the benefits of such orphan designations or obtain orphan drug marketing exclusivity for exaluren or any of our other product candidates for AS, ADPKD or other indications.
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
•
Our common stock is currently listed on the Nasdaq Stock Market LLC (“Nasdaq”). There are no assurances that we will be able to successfully maintain compliance with Nasdaq’s listing requirements and remain listed on the Nasdaq Capital Market.
•
Our stock price may be volatile, and purchasers of our common stock could incur substantial losses.
•
We have been delinquent in our public filing obligations under the Securities Exchange Act of 1934, as amended, and there are no assurances that we will be successful in continuing to meet our public filing obligations.
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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Information

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$61,960	$4,785
Restricted cash	6	6
Prepaid expenses and other current assets	1,422	479
Total current assets	63,388	5,270
Total assets	$63,388	$5,270

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,028	$2,713
Accrued expenses	2,047	1,613
Advances from collaboration partners, net of debt discount	11,831	11,816
Current portion of long-term debt	—	1,000
Accrued interest on debt	—	35
Warrant liabilities	62	—
Total current liabilities	16,968	17,177
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value per share, 5,000,000 shares authorized, no shares issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.01 par value per share, 100,000,000 and 500,000,000 shares authorized as of June 30, 2026 and December 31, 2025, respectively, 4,036,398 and 435,432 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	40	4
Additional paid-in capital	355,216	288,669
Accumulated deficit	(308,836)	(300,580)
Total stockholders’ equity (deficit)	46,420	(11,907)
Total liabilities and stockholders’ equity (deficit)	$63,388	$5,270

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$2,840	$898	$4,500	$1,408
General and administrative	1,610	684	3,746	1,396
Total operating expenses	4,450	1,582	8,246	2,804
Loss from operations	(4,450)	(1,582)	(8,246)	(2,804)
Other expense, net	52	309	10	796
Net loss	$(4,502)	$(1,891)	$(8,256)	$(3,600)

Net loss per share, basic and diluted	$(0.66)	$(5.45)	$(1.48)	$(10.39)
Weighted average number of shares of common stock and pre-funded warrants used in computing net loss per share, basic and diluted	6,789,165	347,000	5,592,596	346,482

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders' deficit
Balance at December 31, 2025	435,432	$4	$288,669	$(300,580)	$(11,907)
Issuance of pre-funded warrants under the Coastlands and Domicilium Securities Purchase Agreements, net of issuance costs of $9	—	—	6,991	—	6,991
Issuance of pre-funded warrants related to the February 2026 Domicilium debt conversion	—	—	1,000	—	1,000
Exercise of stock options	23,723	1	39	—	40
Vesting of restricted stock units	1,977	—	—	—	—
Stock-based compensation expense	—	—	46	—	46
Net loss	—	—	—	(3,754)	(3,754)
Balance at March 31, 2026	461,132	$5	$296,745	$(304,334)	$(7,584)
Issuance of common stock and pre-funded warrants in connection with June 2026 public offering, net of issuance costs of $7,600	2,975,000	29	58,291	—	58,320
Exercise of pre-funded warrants	600,000	6	85	—	91
Vesting of restricted stock units	272	—	—	—	—
Effect due to reverse stock split	(6)	—	—	—	—
Stock-based compensation expense	—	—	95	—	95
Net loss	—	—	—	(4,502)	(4,502)
Balance at June 30, 2026	4,036,398	$40	$355,216	$(308,836)	$46,420

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands, except share data)

	Common stock
	Shares	Amount	Additional paid-in capital	Accumulated deficit	Total stockholders' deficit
Balance at December 31, 2024	321,252	$3	$270,247	$(294,585)	$(24,335)
Vesting of restricted stock units	3,750	—	—	—	—
Stock-based compensation expense	—	—	20	—	20
Net loss	—	—	—	(1,709)	(1,709)
Balance at March 31, 2025	325,002	$3	$270,267	$(296,294)	$(26,024)
Stock-based compensation expense	—	—	16	—	16
Net loss	—	—	—	(1,891)	(1,891)
Balance at June 30, 2025	325,002	$3	$270,283	$(298,185)	$(27,899)

See accompanying notes to unaudited condensed consolidated financial statements

ELOXX PHARMACEUTICALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(8,256)	$(3,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	141	36
Amortization of debt discount	15	236
Gain on extinguishment of accrued interest	(56)	—
Imputed interest expense on 2025 bridge loans	—	137
Change in fair value of warrant liabilities	62	—
Changes in operating assets and liabilities:
License fee receivable	—	2,359
Unbilled receivable	—	359
Prepaid expenses and other current assets	(943)	(294)
Accounts payable	(467)	(475)
Accrued expenses	(759)	315
Accrued interest on debt	21	378
Net cash used in operating activities	(10,242)	(549)
Cash flows from financing activities:
Proceeds from the June 2026 public offering, net of issuance costs	60,295	—
Proceeds from issuance of pre-funded warrants under the Coastlands and Domicilium Securities Purchase Agreements, net of issuance costs	6,991	—
Repayment of outstanding debt obligations	—	(1,255)
Proceeds from debt financing obligations	—	2,265
Exercise of pre-funded warrants	91	—
Exercise of stock options	40	—
Net cash provided by financing activities	67,417	1,010
Increase in cash, cash equivalents and restricted cash	57,175	461
Cash, cash equivalents and restricted cash at the beginning of the period	4,791	116
Cash, cash equivalents and restricted cash at the end of the period	$61,966	$577

Reconciliation of cash, cash equivalents and restricted cash to condensed consolidated balance sheets:
Cash and cash equivalents	$61,960	$572
Restricted cash	6	5
Total cash, cash equivalents and restricted cash	$61,966	$577

Supplemental disclosure of cash flow activities:
Cash paid for interest	$—	$40
Noncash financing activities:
Domicilium debt conversion and waiver of accrued interest, (principal of $1,000 and accrued interest of $56)	$1,056	$—
Issuance costs in accounts payable and accrued expenses	$1,975	$—

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

In May 2026, the Company effected a one-for-eleven reverse stock split of its common stock. All share and per share amounts for all periods presented have been retroactively adjusted to reflect the reverse stock split. No fractional shares were issued in connection with the reverse stock split. Stockholders who otherwise would have been entitled to receive a fractional share received cash in lieu of such fractional share based on the fair market value of the Company’s common stock as specified in the reverse stock split provisions. A proportionate adjustment was also made to the maximum number of shares issuable under the 2018 Plan.

In May 2026, the Company reduced the number of shares authorized from 500,000,000 shares authorized of common stock, $0.01 par value, to 100,000,000 shares authorized of common stock, $0.01 par value.

Liquidity and Going Concern

The Company has a history of net losses since inception, and negative cash flows from operating activities during the three and six months ended June 30, 2026, and as of June 30, 2026, had an accumulated deficit of $308.8 million. The Company expects to continue to incur net losses and negative cash flows from its operations for the foreseeable future. The Company has not generated revenue from the sale of any product or service, other than the license and service revenue generated from its March 2024 exclusive license agreement covering the Company's asset ZKN-013 (the "Almirall License Agreement") with Almirall, and does not expect to generate significant revenue unless it obtains marketing approval for and commercializes one or more of its product candidates currently in development. The Company's performance obligation under the Almirall License Agreement ended in November 2024, although it remains eligible to receive additional payments throughout the potential development phases, including development and sales milestones of up to approximately $470.0 million and tiered royalties based on any potential future global sales. Successful transition to profitable operations is dependent upon achieving a level of revenue adequate to support the Company’s cost structure.

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

In June 2026, the Company completed an uplisting to the Nasdaq Stock Market LLC, alongside a public offering. Net proceeds from the public offering were $58.3 million. The Company’s common stock was previously listed on the OTC Pink Limited Market. Refer to Note 7, "Stockholders' Deficit", for more information on the public offering.

The Company believes that its cash and cash equivalents of $62.0 million as of June 30, 2026, which includes the $58.3 million in net proceeds from the public offering described above, will be sufficient to maintain its current and planned operations for at least the next twelve months following the filing of this Quarterly Report on Form 10-Q. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business.

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

Certain information and footnote disclosures normally included in the Company’s annual consolidated financial statements have been condensed or omitted, as permitted by such rules and regulations. These unaudited condensed consolidated financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the interim periods ended June 30, 2026 and 2025.

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

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Research and development	$1,092	$286
Insurance	288	138
Other	42	55
Total	$1,422	$479

4. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Research and development	$466	$—
Payroll and other employee-related expenses	187	698
Professional services	763	563
Other	631	352
Total	$2,047	$1,613

5. Debt

On February 26, 2026, SD MF 4, LLC, a Delaware limited liability company ("Domicilium"), exchanged with the Company the remaining $1.0 million of the Company's outstanding obligations under the Loan and Security Agreement with Hercules Capital, Inc. ("Hercules"), dated as of September 30, 2021 (the "Hercules Loan Agreement"), as amended, in connection with the Coastlands Third Tranche Closing, in return for a pre-funded warrant to purchase up to 185,527 shares of Company common stock at an exercise price of $0.11 per share, based on a conversion price of $5.39 per share of underlying common stock. In addition, Domicilium agreed to waive any and all additional accrued and unpaid interest related to the remaining $1.0 million, which was less than $0.1 million as of February 26, 2026. As of February 26, 2026, the Company had no remaining outstanding debt obligations.

During the three and six months ended June 30, 2025, the Company entered into non-interest-bearing bridge loans with Domicilium for $2.4 million and $2.8 million, respectively, including a bridge loan for $0.5 million with Domicilium following Domicilium's repayment to Hercules of an end of term charge which was treated as a modification of a previous advance. The Company received $1.9 million and $2.3 million, respectively, in cash during the three and six months ended June 30, 2025 from these bridge loans. The Company recorded interest expense of $0.1 million and $0.1 million representing imputed interest for the non-interest-bearing bridge loans during the three and six months ended June 30, 2025, respectively. The imputed interest of 13.75% was calculated using the sum of 6.25% plus the prime rate, as published in The Wall Street Journal. In addition, during the six months ended June 30, 2025, the Company repaid $0.3 million for the bridge loans that had been entered into with Domicilium in December 2024, including accrued interest, repaid $0.5 million related to Development and Launch Milestone Payments, in accordance with the terms of the Royalty and Revenue Sharing Agreement, as amended on March 2, 2026 (the “Royalty Agreement”) with Domicilium, and repaid $0.5 million in outstanding debt obligations to Hercules under the Hercules Loan Agreement. Refer to Note 6, "License Agreement, Advances From Collaboration Partners, Legal, and Other Contingencies" for additional information on the Royalty Agreement.

As of June 30, 2026 and December 31, 2025, the carrying value of the Company's debt was zero and $1.0 million, respectively. Interest expense relating to the Company's debt for both the three and six months ended June 30, 2026 was less than $0.1 million. Interest expense relating to the Company's debt for the three and six months ended June 30, 2025 was $0.3 million and $0.8 million, respectively.

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

During the three and six months ended June 30, 2026 and 2025, the Company recorded no license and service revenue from the Almirall License Agreement.

Cystic Fibrosis Foundation

As of June 30, 2026 and December 31, 2025, the Company recorded advances from collaboration partners in the accompanying unaudited condensed consolidated financial statements related to funding awards from the Cystic Fibrosis Foundation (“CFF”). The Company will be required to repay amounts received from the CFF in certain circumstances, including upon the successful commercialization of exaluren or any derivative products. During the three and six months ended June 30, 2026 and 2025, the Company received no funds from the CFF and made no payments to the CFF. In October 2025, the Company entered into an agreement with the CFF to amend a funding award (the “2025 CFF Amendment”), as amended on February 26, 2026, which reduced the royalty rate to less than one percent in exchange for a payment by the Company to CFF of $0.3 million. The Company is accounting for the $0.3 million payment as a debt discount, which is being amortized over a ten-year period. As of both June 30, 2026 and December 31, 2025, the unamortized debt discount was $0.3 million.

Prior to October 2025, the funding awards included embedded derivatives arising from provisions that, upon the occurrence of a change of control or sale or license of funded assets (each a disposition event), the Company would be required to make payments to the CFF. The 2025 CFF Amendment terminated this requirement. With the termination of the embedded derivative-related terms under the 2025 CFF Amendment, the value of the related embedded derivatives was zero as of June 30, 2026 and December 31, 2025.

Royalty Commitments to the IIA

To date, the Company has received research and development grants from the Israel Innovation Authority (the “IIA”) totaling $2.6 million. No grants were received for the three and six months ended June 30, 2026 and 2025.

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

As of June 30, 2026, the Company has not commenced the payment obligation of the royalties and has a contingent obligation with respect to royalty-bearing participation received or accrued amounting to $2.8 million, including accrued interest.

Research and License Agreement with Technion Research and Development Foundation Ltd. ("TRDF")

On August 29, 2013, the Company entered into the Research and License Agreement (the "Technion Agreement") with Technion Research and Development Foundation Ltd. ("TRDF"), which was further amended and supplemented to reflect, among other things, the assignment of patents and extension of research periods, with respect to certain technology relating to aminoglycosides and the redesign of aminoglycosides for the treatment of human genetic diseases caused by premature stop mutations and further results of the research of the technology, in order to develop and commercialize products based on such technology. Under the Technion Agreement, TRDF is obligated to provide the Company with research services for an estimated annual payment of $0.1 million, the precise amount to be agreed by the parties prior to the beginning of each year of the research period. During the three and six months ended June 30, 2026 and 2025, no expenses were incurred. As of June 30, 2026 and December 31, 2025, no amounts were recorded in accrued expenses.

In addition, TRDF granted the Company a license to use, market, sell or sub-license the rights of the product developed under the TRDF research results (the “Licensed Product”), as fully defined in the Technion Agreement, for the following considerations: (i) aggregate milestone payments up to total consideration of $6.5 million; (ii) certain royalties in the low- to mid-single-digit percentage of net sales; and (iii) a mid-single to low-twenties percentage of any non-royalty sub-license income received by the Company from a sub-licensed entity. The Company made no milestone or royalty payments to the TRDF during the three and six months ended June 30, 2026 and 2025.

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

In addition to the license agreement, the Company also reimburses Harvard for certain costs related to the maintenance and further development of patents developed through the founding stockholder's research. During the three and six months ended June 30, 2026 and 2025, the Company incurred less than $0.1 million of patent expenses due to Harvard.

Royalty and Revenue Sharing Agreement

On July 10, 2024, as a condition of Domicilium’s entry into the sixth Hercules Amendment (the "Sixth Hercules

Amendment") and in consideration of additional borrowings of $3.2 million from Domicilium, the borrowers and the Company entered into the Royalty Agreement, as amended on March 2, 2026. Capitalized terms under this heading “Royalty and Revenue Sharing Agreement” not otherwise defined herein have the definitions ascribed to them in the Royalty Agreement.

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

The Royalty Agreement provides for an amount based on a percentage of the aggregate of (without duplication) the net sales, royalties and any other income or revenue realized by the Company solely related to or arising from the exaluren compound or any exaluren product, calculated in accordance with U.S. GAAP (collectively, the “exaluren Revenue”) (the “exaluren Revenue-Based Payment”). The exaluren Revenue-Based Payment with respect to each fiscal quarter shall be less than one percent of exaluren Revenue during the applicable fiscal quarter. Commencing on the ZKN-013 royalty commencement date, the Company promises to pay to Domicilium an amount based on a percentage of the aggregate of (without duplication) the net sales, royalties and any other income or revenue realized by the Company solely related to or arising from the ZKN-013 compound, calculated in accordance with U.S. GAAP (collectively, the “ZKN-013 Revenue”). The ZKN-013 revenue-based payment with respect to each fiscal quarter shall be less than one percent of ZKN-013 Revenue during the applicable fiscal quarter. The value of the royalty liability for the sales of future revenues was determined to be zero at issuance, at December 31, 2025, and at June 30, 2026, as royalty payments were considered to not be probable.

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

The Company accounts for contingent liabilities in accordance with ASC Topic 450, “Contingencies”. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of June 30, 2026 and December 31, 2025, the Company was not a party to any litigation that is reasonably possible to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows. Legal costs incurred in connection with loss contingencies are expensed as incurred.

7. Stockholders’ Deficit

As of June 30, 2026, the Company had 100,000,000 shares authorized of common stock, $0.01 par value, of which 4,036,398 shares were outstanding and 5,000,000 shares authorized of preferred stock, $0.01 par value, of which no shares were issued or outstanding.

Second Quarter 2026 Equity Activity

In April 2026, the Company amended certain pre-funded warrants held by Coastlands and Domicilium to increase the beneficial ownership limitation to 19.99% and permit shares issued upon exercise to be converted back into pre-funded warrants at the holder’s election. Following the amendments, Coastlands and Domicilium exercised a portion of their pre-funded warrants for 113,636 shares each, for a total of 227,272 shares of the Company's common stock, at an exercise price of $0.11 per share, for proceeds of less than $0.1 million.

In May 2026, Coastlands and Domicilium each converted the 113,636 shares of common stock into pre-funded warrants pursuant to the terms of the pre-funded warrant for a total aggregate amount of 227,272 shares of common stock converted into pre-funded warrants, with no proceeds being exchanged.

In June 2026, in connection with the Company’s uplisting and public offering, the Company amended certain pre-funded warrants held by Domicilium to increase the beneficial ownership limitation to 19.99% and permit shares issued upon exercise to be converted back into pre-funded warrants at the holder’s election. The amendments facilitated the issuance of additional shares of common stock in the offering to satisfy Nasdaq listing requirements. Following the amendments, Domicilium exercised a portion of their pre-funded warrants for 600,000 shares of the Company’s common stock, at an exercise price of $0.11 per share, for proceeds of approximately $0.1 million. The Company accounted for the amendments under ASC 815, “Derivatives and Hedging” as a modification of a freestanding equity-classified written call option that remained equity-classified after the modification. As the modification was directly attributable to the uplisting and public offering, the Company measured the incremental fair value using a Black-Scholes valuation model and determined the impact of the modification to be immaterial to the consolidated financial statements.

In June 2026, in conjunction with the uplisting, the Company offered 2,975,000 shares of common stock, $0.01 par value per share, at a public offering price of $11.00 per share. In addition, the Company offered, to certain investors, in lieu of common stock, pre-funded warrants to purchase up to 3,025,000 shares of its common stock at an offering price of $10.99 per underlying share, which was equal to the public offering price for the common stock in the offering, minus the $0.01 exercise price. Net proceeds from the public offering were $58.3 million. Each pre-funded warrant is exercisable for one share of the Company’s common stock and has an exercise price of $0.01 per share. The pre-funded warrants are exercisable at any time after the date of issuance, subject to ownership limitations, as described therein.

First Quarter 2026 Equity Activity

On February 20, 2026, the securities purchase agreement (the "Coastlands Securities Purchase Agreement") the Company had entered into with Coastlands Capital Partners LP ("Coastlands") on August 20, 2025, as amended on September 25, 2025 and December 11, 2025, was amended, and, on February 26, 2026, the Company received $5.0 million from Coastlands in return for a pre-funded warrant to purchase up to 927,643 shares of its common stock at an exercise price of $0.11 per share, based on a purchase price of $5.39 per share of underlying common stock.

On February 26, 2026, Domicilium exchanged with the Company the remaining $1.0 million of the Company's outstanding obligations under the Hercules Loan Agreement, as amended, in connection with the Coastlands Third Tranche Closing, in return for a pre-funded warrant to purchase up to 185,527 shares of Company common stock at an exercise price of $0.11 per share, based on a conversion price of $5.39 per share of underlying common stock. In addition, Domicilium agreed to waive any and all additional accrued and unpaid interest related to the remaining $1.0 million, which was less than $0.1 million as of February 26, 2026. As of February 26, 2026, the Company had no remaining outstanding debt obligations.

On March 12, 2026, the Company received $2.0 million, net of issuance costs of less than $0.1 million, from Domicilium, in return for a pre-funded warrant to purchase up to 371,057 shares of its common stock at an exercise price of $0.11 per share, based on a purchase price of $5.39 per share of underlying common stock.

Warrants

As of June 30, 2026 and December 31, 2025, outstanding and exercisable warrants consisted of the following:

	Issuance Date	Term (years)	Exercise Price	Warrants Outstanding and Exercisable at December 31, 2025	Warrants Outstanding and Exercisable at June 30, 2026		Contractual life remaining (years)
SVB Warrants	January 20, 2019	10	$4,848.80	92	92		2.59
September 2023 Warrants	September 20, 2023	5.5	$56.43	34,599	34,599		2.72
September 2023 Placement Agent Warrants	September 20, 2023	5	$72.2600	2,075	2,075		2.22
January 2024 Common Stock Warrant	January 9, 2024	5	$12.98	13,636	13,636		2.53
January 2024 Pre-Funded Warrant	January 9, 2024	Perpetual	$0.11	42,864	42,864	*
August 2025 Pre-Funded Warrant	August 20, 2025	Perpetual	$0.11	185,528	185,528	*
September 2025 Pre-Funded Warrant	September 25, 2025	Perpetual	$0.11	2,318,657	1,743,760	*
December 2025 Pre-Funded Warrant	December 12, 2025	Perpetual	$0.11	927,643	927,643	*
February 2026 Pre-Funded Warrants	February 26, 2026	Perpetual	$0.11	—	1,088,067	*
March 2026 Pre-Funded Warrants	March 12, 2026	Perpetual	$0.11	—	371,057	*
June 2026 Pre-Funded Warrants	June 10, 2026	Perpetual	$0.01	—	3,025,000	*
Warrants outstanding				3,525,094	7,434,321
	Weighted Average Strike Price		$0.44	Weighted Average Remaining Life (years)			2.65

* Indicates the perpetual warrants that are excluded from the weighted average remaining contractual life (years) calculation.

8. Stock-based Compensation

Stock Incentive Plans

On March 12, 2018, the board of directors adopted the 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan became effective on April 20, 2018 upon approval by the stockholders of the Company with the outstanding options and shares available for future grant under any prior plans being assumed by the 2018 Plan. During September 2025, the board of directors approved to reset the number of shares of common stock reserved under the 2018 Plan to be 1,818,181 shares. In April 2026, stockholders of the Company ratified and approved this amendment and approved an amendment and restatement of the 2018 Plan in order to extend the period of time during which the Company may grant incentive stock options under the 2018 Plan for ten years. As of June 30, 2026, there were 685,613 shares remaining and available for issuance under the 2018 Plan.

Stock options granted have a ten-year contractual life and, upon termination of service, vested options are generally exercisable between one and three months following the termination date, while unvested options are forfeited immediately.

Summary of Stock Option Activity

Transactions related to stock options awarded to employees and directors during the six months ended June 30, 2026 were as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding at December 31, 2025	903,096	$11.99	9.62	$893
Granted	169,300	11.00	9.95	—
Exercised	(23,723)	1.65	—	39
Forfeited	(266)	—	—	238
Options outstanding at June 30, 2026	1,048,407	$11.98	9.31	$8,136
Options exercisable at June 30, 2026	1,048,407	$11.98	9.31	$8,136

The aggregate intrinsic value represents the total intrinsic value (the difference between the fair value of the common stock as of June 30, 2026 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2026.

Summary of Restricted Stock Unit Activity

Activity related to restricted stock units awarded to employees during the six months ended June 30, 2026 was as follows:

	Shares	Weighted average grant date fair value per share
Unvested at December 31, 2025	4,316	$0.0011
Granted	—	—
Vested	(2,249)	0.0011
Forfeited	—	—
Unvested at June 30, 2026	2,067	$0.0011

Summary of Restricted Stock Award Activity

Activity related to restricted stock awards awarded to employees during the six months ended June 30, 2026 was as follows:

	Shares	Weighted average grant date fair value per share
Unvested at December 31, 2025	15,683	$0.0011
Granted	—	—
Vested	(2,616)	0.0011
Repurchased	—	—
Unvested at June 30, 2026	13,067	$0.0011

Stock-based Compensation

Stock-based compensation relates to employees, non-employee directors and non-employee consultants, time-based stock options, performance-based stock options, restricted stock awards, and restricted stock units granted. Total stock-based compensation expense related to all of the Company’s stock-based awards was recognized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$34	$13	$50	$28
General and administrative	61	3	91	8
Total stock-based compensation expense	$95	$16	$141	$36

9. Recurring Fair Value Measurements

The following tables summarize the Company's fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis (in thousands):

June 30, 2026		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds included in cash and cash equivalents	$61,408	$61,408	$-	$-

Liabilities
Warrant liabilities	$62	$	$-	$62

December 31, 2025		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets	Total	(Level 1)	(Level 2)	(Level 3)
Money market funds included in cash and cash equivalents	$4,275	$4,275	$-	$-

The Company is party to certain funding awards with the CFF. Prior to October 2025, the funding awards included embedded derivatives arising from provisions that, upon the occurrence of a change of control or sale or license of funded assets (each a disposition event), the Company would be required to make payments to the CFF. In October 2025, this requirement was terminated. With the termination of the embedded derivative-related terms, the value of the related embedded derivatives was zero as of June 30, 2026 and December 31, 2025.

The September 2023 Warrants and the September 2023 Placement Agent Warrants, which were issued as part of the September 2023 Registered Direct Offering, are classified as liabilities within Level 3 due to certain early settlement provisions that preclude them from equity classification. The Company determined the value of the September 2023 Warrants and the September 2023 Placement Agent Warrants was immaterial as of December 31, 2025. The value of the

September 2023 Warrants and the September 2023 Placement Agent Warrants was determined to be $0.1 million as of June 30, 2026, calculated using Black-Scholes models on June 30, 2026 with the following assumptions: volatility of 68.76%, stock price of $13.88, risk-free rates of 4.15% and 4.14%, respectively, and terms of 2.75 and 2.25 years, respectively.

The table below provides a summary of the fair value of the derivative liabilities and the warrant liabilities, which were Level 3 fair value estimates (in thousands), for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fair value of derivative liabilities, beginning of period	$—	$95	$—	$95
Change in fair value of derivative liabilities	—	—	—	—
Fair value of derivative liabilities, end of period	$—	$95	$—	$95

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fair value of warrant liabilities, beginning of period	—	—	—	—
Change in fair value of warrant liabilities	62	—	62	—
Fair value of warrant liabilities, end of period	$62	$—	$62	$—

10. Other (Income) Expense, Net

Other (income) expense, net, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense	$8	$196	$36	$654
Interest income	(41)	(3)	(64)	(8)
Gain on extinguishment of accrued interest	—	—	(56)	—
Imputed interest expense on 2025 bridge loans	—	112	—	137
Change in fair value of warrant liabilities	62	—	62	—
Other expense	23	4	32	13
Total other expense, net	$52	$309	$10	$796

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

The significant expense categories regularly reviewed by the CODM for the three and six months ended June 30, 2026 and 2025 are the same as the significant expense categories included in the Company's income statement. While the Company operates in three geographic regions (the U.S., Israel, and Australia), substantially all of the Company's long-lived assets are located in the U.S.

The table below summarizes the significant expense categories regularly provided to, and reviewed by, the CODM for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development
Clinical and manufacturing	$1,812	$184	$2,484	$373
Other research and development	1,028	714	2,016	1,035
Total research and development	2,840	898	4,500	1,408
General and administrative	1,610	684	3,746	1,396
Loss from operations	(4,450)	(1,582)	(8,246)	(2,804)
Other expense, net	52	309	10	796
Total other expense, net	52	309	10	796
Net loss	$(4,502)	$(1,891)	$(8,256)	$(3,600)

12. Net Loss Per Share

The net loss and the weighted average number of shares of common stock and pre-funded warrants used in computing basic and diluted net loss per share for the three and six months ended June 30, 2026 and 2025, are as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(4,502)	$(1,891)	$(8,256)	$(3,600)
Denominator:
Weighted average number of shares of common stock and pre-funded warrants used in computing net loss per share, basic and diluted	6,789,165	347,000	5,592,596	346,482
Net loss per share, basic and diluted	$(0.66)	$(5.45)	$(1.48)	$(10.39)

The following potentially dilutive securities have been excluded from the computation of diluted weighted average shares outstanding as their effect would be anti-dilutive:

	Six Months Ended June 30,
	2026	2025
Options to purchase common stock	1,048,407	27,038
Restricted stock units, unvested portion	2,067	7,020
Restricted stock awards, unvested portion	13,067	20,906
Common warrants	50,402	50,402
Total potential common stock equivalents	1,113,943	105,366

The outstanding pre-funded warrants are exercisable for only a de minimis cash consideration with no substantive exercise contingencies, accordingly, the Company included pre-funded warrants in the weighted average shares outstanding for both basic and diluted earnings per share calculations.

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

Between January 2023 and April 2024, we conducted a proof-of-concept Phase 2a open-label trial of exaluren in the United Kingdom in three patients with autosomal recessive Alport Syndrome (“AS”) and a NM in the COL4A4 gene. The primary endpoint of this study was to assess the number of participants with adverse events associated with administration of exaluren. The secondary endpoints were change from baseline in proteinuria, measured by the urine protein-to-creatinine ratio (“UPCR”) in a patient’s urine samples, and hematuria, and change in baseline in Collagen IV expression. All three patients showed a reduction in podocyte foot process effacement (“FPE”), which is the flattening and loss of specialized kidney cell structures that form the filtration barrier and attach to the podocytes and glomerular basement membrane, in transmission electron microscopy (“TEM”) images. FPE is a hallmark of kidney diseases including AS and the severity of FPE has historically been associated with time to kidney failure. TEM images of biopsy samples also showed an improvement in the GBM width in all treated patients. FPE was also measured as a 50% increase in the filtration slit density (“FSD”).

These results were consistent with exaluren’s proposed mechanism of functional full-length protein restoration as reflected by improvements in GBM architecture and FPE observed in kidney biopsies. At the end of treatment, UPCR had decreased for one patient and increased for two patients. We received clearance to proceed with a Phase 2b clinical trial for exaluren in NMAS patients (without kidney biopsies in U.S. pediatric patients) under an IND from the FDA and we plan to initiate this trial in the third quarter of 2026.

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

Preclinical organoid and cellular models have shown increased PC1 and PC2 gene expression following treatment with exaluren. We plan to initiate enrollment in a Phase 2 trial of exaluren for the treatment of nmADPKD in 2027 following protocol finalization and clearance of an investogational new drug application by the FDA. In July 2026, the European Commission granted orphan medicinal product designation in the European Union for exaluren for the treatment of autosomal dominant polycystic kidney disease (ADPKD) (EU/3/26/3273), in addition to the orphan drug designation previously granted to exaluren by the FDA for the treatment of AS.

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

In May 2026, we effected a one-for-eleven reverse stock split of our common stock. All share and per share amounts for all periods presented have been retroactively adjusted to reflect the reverse stock split. No fractional shares were issued in connection with the reverse stock split. Stockholders who otherwise would have been entitled to receive a fractional share received cash in lieu of such fractional share based on the fair market value of our common stock as specified in the reverse stock split provisions. A proportionate adjustment was also made to the maximum number of shares issuable under the 2018 Plan.

In May 2026, we reduced the number of shares authorized from 500,000,000 shares authorized of common stock, $0.01 par value, to 100,000,000 shares authorized of common stock, $0.01 par value.

In June 2026, we completed an uplisting to the Nasdaq Capital Market, alongside a public offering. Net proceeds from the public offering were $58.3 million. Our common stock was previously listed on the OTC Pink Limited Market.

Results of Operations

The following table summarizes our results of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
Operating expenses:
Research and development	$2,840	$898	$1,942	216%	$4,500	$1,408	$3,092	220%
General and administrative	1,610	684	926	135%	3,746	1,396	2,350	168%
Total operating expenses	4,450	1,582	2,868	181%	8,246	2,804	5,442	194%
Loss from operations	(4,450)	(1,582)	2,868	181%	(8,246)	(2,804)	5,442	194%
Other (income) expense, net	52	309	(257)	(83)%	10	796	(786)	(99)%
Net loss	$(4,502)	$(1,891)	$2,611	138%	$(8,256)	$(3,600)	$4,656	129%

Research and development expense

Research and development expenses were $2.8 million for the three months ended June 30, 2026, compared to $0.9 million for the same period in 2025, an increase of $1.9 million. The increase was primarily related to an increase of $1.6 million in clinical trial expenses, a $0.2 million increase in salaries and other personnel costs, and a $0.1 million increase in expenses related to subcontractors, advisors, and laboratory supplies in connection with preclinical research and development activities.

Research and development expenses were $4.5 million for the six months ended June 30, 2026, compared to $1.4 million for the same period in 2025, an increase of $3.1 million. The increase was primarily related to an increase of $2.4 million in clinical trial expenses, a $0.4 million increase in salaries and other personnel costs, and a $0.3 million increase in expenses related to subcontractors, advisors, and laboratory supplies in connection with preclinical research and development activities.

General and administrative expenses

General and administrative expenses were $1.6 million for the three months ended June 30, 2026, compared to $0.7 million for the same period in 2025, an increase of $0.9 million. The increase was primarily related to a $0.7 million increase in expenses attributable to professional and consulting fees, including legal costs and audit and tax fees, and a $0.2 million increase in salaries and other personnel costs.

General and administrative expenses were $3.7 million for the six months ended June 30, 2026, compared to $1.4 million for the same period in 2025, an increase of $2.3 million. The increase was primarily related to a $1.8 million increase in expenses attributable to professional and consulting fees, including legal costs and audit and tax fees, a $0.3 million increase in facility and other general and administrative overhead costs, and a $0.2 million increase in salaries and other personnel costs.

Other (income) expense, net

Other expense, net, was less than $0.1 million for the three months ended June 30, 2026, compared to $0.3 million in other expense, net, for the same period in 2025, a decrease of $0.3 million. The change was primarily related to a decrease in interest expense of $0.2 million due to the majority of our outstanding debt being exchanged for pre-funded warrants in 2025 and the $0.1 million in imputed interest recorded during the three months ended June 30, 2025, partially offset by a change of $0.1 million in the fair value of warrant liabilities.

Other expense, net, was less than $0.1 million for the six months ended June 30, 2026, compared to $0.8 million in other expense, net, for the same period in 2025, a change of $0.8 million. The change was primarily related to a decrease in interest expense of $0.6 million due to the majority of our outstanding debt being exchanged for pre-funded warrants in 2025 and the $0.1 million in imputed interest recorded during the six months ended June 30, 2025, partially offset by a change of $0.1 million in the fair value of warrant liabilities.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. Our net losses were $4.5 million and $1.9 million for the three months ended June 30, 2026 and 2025, respectively, and $8.3 million and $3.6 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $308.8 million. To date, we have financed our operations primarily through the sale of equity, license and collaboration agreements, debt securities and, to a lesser extent, grants. We may never achieve profitability, and unless and until we do, we will continue to need to raise additional capital to fund our operations. We have devoted substantially all of our financial resources and efforts to research and development. We expect that it may be several years, if ever, before we receive regulatory approval and have a product candidate ready for commercialization. We expect to continue to incur significant expenses and operating losses for the foreseeable future due to, among other things, costs related to research, development of our product candidates, conducting preclinical studies and clinical trials, and our administrative organization. A successful transition to profitable operations is dependent upon achieving a level of revenue adequate to support our cost structure. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses may increase if, and as, we:

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

We believe that our cash and cash equivalents of $62.0 million as of June 30, 2026, which includes the $58.3 million in net proceeds from the public offering described above, will be sufficient to maintain our current and planned operations for at least the next twelve months following the filing of this Quarterly Report on Form 10-Q. The unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Financing Activities for the Six Months Ended June 30, 2026 and 2025

On February 20, 2026, the securities purchase agreement (the "Coastlands Securities Purchase Agreement") we had entered into with Coastlands Capital Partners LP ("Coastlands") on August 20, 2025, as amended on September 25, 2025 and December 11, 2025, was amended, and, on February 26, 2026, we received $5.0 million from Coastlands in return for a pre-funded warrant to purchase up to 927,643 shares of our common stock at an exercise price of $0.11 per share, based on a purchase price of $5.39 per share of underlying common stock.

On February 26, 2026, SD MF 4, LLC, a Delaware limited liability company ("Domicilium") exchanged with us the remaining $1.0 million of our outstanding obligations under the Loan and Security Agreement with Hercules Capital, Inc. ("Hercules"), dated as of September 30, 2021 (the "Hercules Loan Agreement"), as amended, in connection with the Coastlands Third Tranche Closing, in return for a pre-funded warrant to purchase up to 185,527 shares of our common stock at an exercise price of $0.11 per share, based on a conversion price of $5.39 per share of underlying common stock. In addition, Domicilium agreed to waive any and all additional accrued and unpaid interest related to the remaining $1.0 million, which was less than $0.1 million as of February 26, 2026. As of February 26, 2026, we had no remaining outstanding debt obligations.

On March 12, 2026, we received $2.0 million from Domicilium, in return for a pre-funded warrant to purchase up to 371,057 shares of our common stock at an exercise price of $0.11 per share, based on a purchase price of $5.39 per share of underlying common stock.

In April 2026, we amended certain pre-funded warrants held by Coastlands and Domicilium to increase the beneficial ownership limitation to 19.99% and permit shares issued upon exercise to be converted back into pre-funded warrants at the holder’s election. Following the amendments, Coastlands and Domicilium exercised a portion of their pre-funded warrants for 113,636 shares each, for a total of 227,272 shares of our common stock, at an exercise price of $0.11 per share, for proceeds of less than $0.1 million.

In May 2026, Coastlands and Domicilium each converted the 113,636 shares of common stock into pre-funded warrants pursuant to the terms of the pre-funded warrant for a total aggregate amount of 227,272 shares of common stock converted into pre-funded warrants, with no proceeds being exchanged.

In June 2026, in connection with our uplisting and public offering, we amended certain pre-funded warrants held by Domicilium to increase the beneficial ownership limitation to 19.99% and permit shares issued upon exercise to be converted back into pre-funded warrants at the holder’s election. The amendments facilitated the issuance of additional shares of common stock in the offering to satisfy Nasdaq listing requirements. Following the amendments, Domicilium exercised a portion of their pre-funded warrants for 600,000 shares of our common stock, at an exercise price of $0.11 per share, for proceeds of approximately $0.1 million. We accounted for the amendments under ASC 815, “Derivatives and Hedging” as a modification of a freestanding equity-classified written call option that remained equity-classified after the modification. As the modification was directly attributable to the uplisting and public offering, we measured the incremental fair value using a Black-Scholes valuation model and determined the impact of the modification to be immaterial to the consolidated financial statements.

In June 2026, in conjunction with the uplisting, we offered 2,975,000 shares of common stock, $0.01 par value per share, at a public offering price of $11.00 per share. In addition, we offered, to certain investors, in lieu of common stock, pre-funded warrants to purchase up to 3,025,000 shares of our common stock at an offering price of $10.99 per underlying share, which was equal to the public offering price for the common stock in the offering, minus the $0.01 exercise price. Net proceeds from the public offering were $58.3 million. Each pre-funded warrant is exercisable for one share of our common stock and has an exercise price of $0.01 per share. The pre-funded warrants are exercisable at any time after the date of issuance, subject to ownership limitations, as described therein.

During the three and six months ended June 30, 2025, we entered into non-interest-bearing bridge loans with Domicilium for $2.4 million and $2.8 million, respectively, including a bridge loan for $0.5 million with Domicilium following Domicilium's repayment to Hercules of an end of term charge which was treated as a modification of a previous advance. We received $1.9 million and $2.3 million, respectively, in cash during the three and six months ended June 30, 2025 from these bridge loans. We recorded interest expense of less than $0.1 million and $0.1 million representing imputed interest for the non-interest-bearing bridge loans during the three and six months ended June 30, 2025, respectively. The imputed interest of 13.75% was calculated using the sum of 6.25% plus the prime rate, as published in The Wall Street Journal. In addition, during the six months ended June 30, 2025, we repaid $0.3 million for the bridge loans that had been entered into with Domicilium in December 2024, including accrued interest, repaid $0.5 million related to Development and Launch Milestone Payments, in accordance with the terms of the Royalty and Revenue Sharing Agreement, as amended on March 2, 2026 (the “Royalty Agreement”) with Domicilium, and repaid $0.5 million in outstanding debt obligations to Hercules under the Hercules Loan Agreement.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(10,242)	$(549)
Net cash provided by financing activities	67,417	1,010

Cash flows from operating activities

Net cash used in operating activities was $10.2 million for the six months ended June 30 2026, compared to net cash used in operating activities of $0.5 million for the six months ended June 30, 2025. During the six months ended June 30, 2026, our net loss of $8.3 million and the change in working capital of $2.2 million was partially offset by non-cash charges of $0.1 million related to stock-based compensation expense and $0.1 million related to the change in the fair value of warrant liabilities. During the six months ended June 30, 2025, our net loss of $3.6 million was partially offset by the change in working capital of $2.6 million, and non-cash charges of $0.2 million related to debt discount amortization and $0.1 million related to imputed interest.

Cash flows from financing activities

Net cash provided by financing activities was $67.4 million for the six months ended June 30, 2026, compared to net cash provided by financing activities of $1.0 million for the six months ended June 30, 2025. For the six months ended June 30, 2026, net cash provided by financing activities consisted primarily of $60.3 million of net proceeds from the public offering, including $2.0 million of issuance costs included in accounts payable and accrued expenses as of June 30, 2026, and $7.0 million in net proceeds from the sale of pre-funded warrants under the Coastlands and Domicilium Securities Purchase Agreements transactions. For the six months ended June 30, 2025, net cash provided by financing activities consisted primarily of $2.3 million in proceeds from debt financing obligations, partially offset by repayments of outstanding debt obligations of $1.3 million.

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

The absence of an active market for our common stock has required the board of directors, the members of which we believe have extensive business, finance and venture capital experience, to determine the fair value of our common stock for purposes of granting stock-based awards and for calculating stock-based compensation expense for the periods presented. For equity-based grants made in 2024 and 2026, and during the time we had sufficient trading volume in our common stock, our board of directors determined the fair value of our common stock for purposes of stock-based compensation under ASC 718 using the trading price of our common stock on the applicable grant date. However, for equity-based grants made in 2025 and in the absence of an active market for our common stock, our board of directors determined the fair value of options, RSUs and RSAs granted with reference to contemporaneous third-party valuations prepared using the methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

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

Off-Balance Sheet Arrangements

As of June 30, 2026 and December 31, 2025, we did not have any off-balance sheet arrangements, as such term is defined under Item 303 of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, due to the material weakness described below, our disclosure controls and procedures were not effective as of June 30, 2026.

The Company identified the following material weakness in its internal control over financial reporting during the year ended December 31, 2025, which had not been remediated as of June 30, 2026:

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

Remediation Status

Management is fully committed to addressing the material weakness in our internal controls and has implemented several key initiatives to strengthen them. During the quarter ended June 30, 2026, management continued to execute on its remediation plan. Remediation activities during the quarter included, among other actions:

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as disclosed in "Remediation Status" above.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

In April 2026, we amended certain pre-funded warrants held by Coastlands and Domicilium to increase the beneficial ownership limitation to 19.99% and permit shares issued upon exercise to be converted back into pre-funded warrants at the holder’s election. Following the amendments, Coastlands and Domicilium exercised a portion of their pre-funded warrants for 113,636 shares each, for a total of 227,272 shares of our common stock, at an exercise price of $0.11 per share, for proceeds of less than $0.1 million.

In May 2026, Coastlands and Domicilium each converted the 113,636 shares of common stock into pre-funded warrants pursuant to the terms of the pre-funded warrant for a total aggregate amount of 227,272 shares of common stock converted into pre-funded warrants, with no proceeds being exchanged..

In June 2026, in connection with the Company’s uplisting and public offering, we amended certain pre-funded warrants held by Domicilium to increase the beneficial ownership limitation to 19.99% and permit shares issued upon exercise to be converted back into pre-funded warrants at the holder’s election. The amendments facilitated the issuance of additional shares of common stock in the offering to satisfy Nasdaq listing requirements. Following the amendments, Domicilium exercised a portion of their pre-funded warrants for 600,000 shares common stock, at an exercise price of $0.11 per share, for proceeds of approximately $0.1 million. We accounted for the amendments under ASC 815, “Derivatives and Hedging” as a modification of a freestanding equity-classified written call option that remained equity-classified after the modification. As the modification was directly attributable to the uplisting and public offering, we measured the incremental fair value using a Black-Scholes valuation model and determined the impact of the modification to be immaterial to the consolidated financial statements.

In June 2026, we issued options to purchase up to 169,300 shares of common stock to certain of our employees and non-employee directors with an exercise price of $11.00 per share.

All of these unregistered securities were issued pursuant to Section 4(a)(2) under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)
None.
(b)
None.

(c)
During the three months ended June 30, 2026, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q. Where so indicated, exhibits that were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Eloxx Pharmaceuticals, Inc., as filed with the Secretary of State of the State of Delaware on May 29, 2026	8-K	31326	3.1	June 1, 2026

10.1	Form of Amended and Restated Pre-Funded Warrant, pursuant to the Securities Purchase Agreement dated as of April 27, 2026	10+Q	31326	10.4	May 5, 2026

10.2	Form of Pre-Funded Warrant issued pursuant to the Underwriting Agreement, dated as of June 4, 2026	S-1	295651	10.60	June 4, 2026

10.3	Form of Pre-Funded Warrant issued pursuant to the Underwriting Agreement, dated as of June 8, 2026	S-1	295651	10.59	June 4, 2026
10.4	Amendment No.1 to the Registration Rights Agreement, dated as of June 1, 2026.	S-1	295651	10.55	June 4, 2026

10.5	Eloxx Pharmaceuticals, Inc. 2018 Amended and Restated Equity Incentive Plan.	S-1	295651	10.58	June 4, 2026

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
Date: August 11, 2026

	by:	/s/ Daniel E. Geffken
Daniel E. Geffken
Interim Chief Financial Officer
(Principal Financial Officer)